Form 10-K405
period 1998-12-31
GSI LUMONICS INC
filed 1999-04-14
CIK 1076930

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           ________________________

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TRANSITION REPORT
                         COMMISSION FILE NO. 333-71449

                               GSI LUMONICS INC.
            (Exact name of registrant as specified in its charter)

     NEW BRUNSWICK, CANADA                                      38-1859358
(Jurisdiction of incorporation                               (I.R.S. Employer
        or organization)                                    Identification No.)

105 SCHNEIDER ROAD, KANATA, ONTARIO, CANADA                      K2K 1Y3
 (Address of principal executive offices)                       (Zip Code)

                                (613)  592-1460
             (Registrant's telephone number, including area code)
                               ________________

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, NO PAR VALUE

                              Title of Each Class

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES     NO X

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          On April 5, 1999, 34,161,917 shares of the Common Stock of GSI Lumonics Inc. were issued and outstanding. Non-affiliates of the registrant held 27,534,725 shares having an aggregate market value of U.S. $122,185,342 based on the closing price of the shares on Nasdaq on April 5, 1999 of U.S. $4.4375.

                    DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1999 are incorporated by reference in
     Part III of the Report. Other documents incorporated by reference are listed in the Exhibit Index.

                                  ___________

                               GSI LUMONICS INC.
                           Annual Report - Form 10-K

                               Table of Contents

PART I..............................................................    3
ITEM 1. BUSINESS OF GSI LUMONICS INC. ..............................    3
         Overview...................................................    3
         Corporate History and Structure............................    4
         Business of Lumonics.......................................    5
         Corporate Strategy.........................................    6
         Customers..................................................    8
         Sales, Marketing and Customer Support......................    9
         Order Backlog..............................................   11
         Products and Services......................................   11
         Product List...............................................   16
         Competition................................................   19
         Manufacturing..............................................   20
         Research and Development...................................   21
         Patents and Intellectual Property..........................   23
         Human Resources............................................   23
ITEM 2. PROPERTIES..................................................   24
ITEM 3. LEGAL PROCEEDINGS...........................................   26
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   27
PART II.............................................................   29
ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS........................................   29
          Market Information........................................   29
          Currency Prices...........................................   29
          Dividends.................................................   29
ITEM 6. SELECTED FINANCIAL DATA.....................................   30
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS........................   30
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK................................................   38
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    1
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE........................   21
PART III............................................................   21
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........   21
ITEM 11. EXECUTIVE COMPENSATION.....................................   21
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT................................................   21
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............   21
PART IV.............................................................   22
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K...............................................   22
List of Financial Statements........................................   22
List of Financial Statement Schedules...............................   22
Reports on Form 8-K.................................................   24

PART 1

ITEM 1.  BUSINESS OF GSI LUMONICS INC.

     On March 17, 1999, the shareholders of General Scanning Inc. ("GSI") and Lumonics Inc. ("Lumonics") approved an agreement to form GSI Lumonics Inc. ("GSI Lumonics") as a merger of equals. GSI stockholders each receive 1.347 GSI Lumonics common shares for each share of GSI common stock they own and Lumonics shareholders will continue to hold their common shares of Lumonics which, following the merger, has been renamed GSI Lumonics Inc. Immediately following the merger, the GSI stockholders and the Lumonics shareholders will each, as a group, own approximately 50% of the common shares of GSI Lumonics. In addition, Lumonics will assume all options and warrants to purchase GSI common stock outstanding at the time of the merger, which will be exercisable for GSI Lumonics common shares. There are eight directors of GSI Lumonics, chosen equally from the boards of GSI and Lumonics. In addition, GSI Lumonics will be managed by some members of the current management team of each company.

     The merger was completed on March 22, 1999. Prior to the closing of the merger, integration teams were developing plans to guide the first 12 months integration initiatives of GSI Lumonics. Cross functional, inter-company teams covering manufacturing operations, distribution, research and development, technology, customer support and administration were asked to cover many topics including customer retention, cost saving synergy, revenue enhancement opportunities and organization structure.

     In the first two weeks following the close of the merger, GSI Lumonics moved quickly to implement integration plans. Announcements have been made covering the closing of one of two manufacturing facilities in California, removing sales office redundancy in key markets outside North America, rationalizing product overlap and relocating the manufacture of a product line. The costs associated with these restructuring activities will be incurred in the first quarter of 1999.

     GSI Lumonics has also moved quickly to implement an organization structure to see it through at least the first 12 months. All redundant employment positions were identified in the first week following the merger.

     There will be other integration initiatives that will be identified in the release of first quarter 1999 results. These include the re-organization of the Company's worldwide sales force, integration of worldwide customer support and consolidation of some of the Company's administrative functions.

OVERVIEW

GENERAL SCANNING INC.
---------------------

     GSI was incorporated in Massachusetts in 1968. GSI develops and manufactures a broad line of laser systems for a wide range of applications in the automotive, electronics, semiconductor, medical and aircraft industries. In addition, GSI produces a line of laser subsystems and components, which are used in GSI's own systems as well as sold in the merchant market. GSI also designs and manufactures a line of printers for medical instrument companies, and recently introduced a new foil imprinting technology for use in photo labs and retail photo finishing outlets. In 1998, over 81% of GSI's revenues were derived from the sale of laser systems and components. GSI sells and supports its products worldwide. In 1998, 60% of its sales were in the United States, 20% in Asia and 20% in Europe.

     GSI manufactures laser systems for a variety of industrial applications including: thin film resistor processing systems used in the production of automotive sensors for airbags, anti-lock brakes, emissions control and airflow measurement; thick film resistor processing systems used in the manufacture of surface mount ("SMT") electronic components; memory repair processing systems used in the fabrication of high density computer memory chips; inspection systems for solder paste and component placement on SMT printed circuits; laser marking systems used for permanent identification of products such as integrated circuit packages and automotive components; component handling and sorting systems used in the integration of one or more laser process or inspection systems; precision alignment systems used primarily in the fabrication of aircraft composite structures; inspection and metrology systems employing non-contact 3-D image processing used in the manufacture of disk drives and other precise

                               _________________
tolerance devices; micro-array scanners for biological analysis; and laser systems and subsystems used in film imaging. In addition, GSI manufactures laser subsystems and components used by GSI and its customers in many applications including materials processing, test and measurement, alignment, inspection, graphics, vision systems, rapid prototyping and certain medical procedures including dermatology and ophthalmology.

     GSI's core technological expertise, which is employed in each of these applications, is high speed micropositioning and precise power control of lasers, as well as 2-D and 3-D image processing. Designing and manufacturing GSI's products requires specialized expertise in: electronics that can operate reliably and accurately under a wide range of environmental conditions; electromechanical devices that can sustain high torsional acceleration; optics and lenses that operate with a variety of laser power and wavelength; closed-loop electronic servo systems that precisely and quickly measure and control relative positions of mechanical components; and software that controls laser systems and interfaces with adjunct equipment. In addition, GSI maintains control of the critical production processes which, GSI believes, allows it to control costs, realize higher quality production and bring new products to market more quickly. Two of GSI's core development and manufacturing sites, located in Wilmington, MA and Bedford, MA, are ISO 9001 certified operations.

     GSI expands the scope and use of its core products by working closely with leading customers to identify both value-added functionality and new applications. GSI designs and manufactures systems and components with the aim of providing its customers with low overall cost of ownership. GSI's close relationship with its customers enables it to expand the number of applications for its core technology and reduce the risks associated with new product development. GSI believes the diversity of applications for its products reduces the risk of dependence on the economic conditions in any one industrial sector it serves.

LUMONICS INC.
-------------

CORPORATE HISTORY AND STRUCTURE

     Lumonics was incorporated by letters patent as Lumonics Research Limited under the laws of Ontario on November 26, 1970 for the purpose of producing lasers for scientific and research applications. By articles of amendment dated June 11, 1980, the company changed its name to Lumonics Inc. The company first became a public company in 1980 and Lumonics common shares were listed on The Toronto Stock Exchange until 1989. From 1980 to 1988, annual revenues of Lumonics increased twelve fold from Can $7.4 million to Can. $87.5 million.

     In 1989, all of the outstanding Lumonics common shares were acquired by SHI Canada Inc. ("SHI"), a wholly-owned subsidiary of Sumitomo Heavy Industries, Ltd. ("Sumitomo") and Lumonics ceased to be a public company. Sumitomo acquired Lumonics to expand its relationship with Lumonics, which began in 1988 when Sumitomo became a value-added reseller of Lumonics' products in Japan. Sumitomo, a Tokyo Stock Exchange listed company, is one of Japan's leading manufacturers and builders of ships, heavy machinery and equipment, chemical plants, steel structures and bridges. Sales to Sumitomo, Lumonics' largest distributor, represented 10.8% of Lumonics' total sales in fiscal 1998.

     On September 28, 1995, Lumonics again became a public company and its shares were listed on The Toronto Stock Exchange. As part of the public offering, SHI participated in a secondary offering. On June 9, 1997, Lumonics completed a public offering of 2.0 million shares from treasury, with SHI participating in a secondary offering of 1.0 million shares. SHI completed a sale to the public of an additional 1.0 million shares on September 29, 1997.

                               _________________

Lumonics has historically prepared and filed its consolidated financial statements in Canadian dollars and in accordance with Canadian GAAP. The consolidated financial statements of Lumonics included in this document have been prepared in accordance with US GAAP and have been recast in US dollars in accordance with US GAAP.

The following discussion is based on the US GAAP financial statements.


BUSINESS OF LUMONICS

     Lumonics is a world leader in the development, design, manufacture and marketing of laser-based advanced manufacturing systems, products and services. Lumonics' systems are used in highly automated manufacturing environments for cutting, drilling and welding and for coding and marking a wide range of products. In addition to lasers, Lumonics' systems often include precision or fibre optics, proprietary control software, robotics, machine vision, motion control and parts handling.

     Lumonics' laser systems are sold to a variety of targeted industrial markets. Some markets, such as the semiconductor, electronics, aerospace, medical device manufacturing and nuclear energy industries have used laser systems as enabling technologies where precision, reliability, speed, process quality and flexibility are essential. Other industries, such as automotive and packaging, have used laser systems less frequently and for a more limited range of applications, although utilization of lasers in these markets is increasing. Still other industries, such as consumer products manufacturing, are characterized by comparatively low utilization of laser systems.

     The following table sets forth sales to Lumonics' primary markets and each market's primary applications for the twelve months ended December 31, 1998:

   MARKET                % OF SALES      PRIMARY APPLICATIONS
   ------                ----------      --------------------
    Semiconductor              10%       Marking of wafers and integrated circuits
    Electronics                21        Micro welding, wire stripping, component identification
    Automotive                 10        3-D cutting, body welding, component identification
    Aerospace                   9        Engine drilling, wire identification, welding components
    Packaging                   9        Marking of packages (food, pharmaceuticals) and bottles (beer, wine)
    Emerging                   18        Spot welding, metal marking, remote welding
    Parts and Service          23
                              ---
                              100%

     Lumonics markets its systems worldwide in more than 40 countries through its global distribution network, which includes 13 sales offices in North America, Europe and Asia-Pacific and 45 independent distributors and agents in 30 countries. Lumonics has seven manufacturing facilities located in Canada, the United States and the United Kingdom.

     Many of Lumonics' customers are among the largest global participants in their respective industries. Approximately 60% of the company's sales in 1998 were generated from existing customers.

                               _________________

CORPORATE STRATEGY

     GSI Lumonics' strategy will be very similar to the strategies of the merged partners, as there was significant overlap in the pre-merger strategies of GSI and Lumonics. GSI Lumonics will continue to focus on key industrial markets and expand applications within these markets by leveraging core technologies to develop customer driven products. The Company will maintain and enhance its global perspective to better serve its multinational and regional customers and to take advantage of opportunities in developing economies. Diversification, which was important to the merge partners, will be a continuing strategy of GSI Lumonics and acquisitions that add complementary products and technologies will be pursued. The strategies of GSI and Lumonics before the merger were as follows:

GENERAL SCANNING INC.
---------------------

     GSI's strategy is to continue to apply its expertise in rapid and high accuracy micropositioning and precise power control of laser beams and 2-D and 3-D image processing to the development and manufacture of end-user and OEM systems, subsystems and components for a broad range of market applications. This strategy builds upon GSI's strengths in technology, manufacturing and distribution. The key elements of GSI's business strategy are as follows:

     Leverage Core Technology. GSI is committed to developing new products and enhancing existing products to address new applications and evolving manufacturing requirements primarily by leveraging GSI's core technologies for high accuracy micropositioning and precise power control of lasers and in image processing.

     Customer Driven Product Development. GSI seeks to partner and work closely with leading manufacturing companies in selected but diverse areas. This approach allows GSI to incorporate customer feedback during the design process, which expedites product development, thereby saving development time and expense. GSI believes that developing a product to meet a need identified by a market leader and potential customer decreases the risk typically associated with new product introductions.

     Broad Applications in Diverse Markets. GSI currently offers products serving broad applications in diverse markets, including laser systems for semiconductor manufacturing, production of automotive sensors, manufacturing of electronic components and circuits, precision alignment of manufactured parts, permanent product marking, film imaging and biological analysis. GSI makes subsystems and components for OEM manufacturers of equipment for detection of in-process defects and contamination, performance of medical diagnostic and corrective procedures, confocal microscopy, film imaging, rapid prototyping, and medical patient vital sign recording. By addressing diverse markets, GSI seeks to increase its product sales and reduce its reliance on any single industry or customer. In addition, GSI's marketing strategy is to continue to develop products based on its core technical and manufacturing competencies for markets in which it believes it can attain a leading position in market share.

     Maintain Control of Critical Production Processes. GSI's manufacturing strategy is to identify and perform internally those manufacturing functions which enable GSI to maintain control over critical portions of the production process and which add value to its products. GSI believes it achieves a number of competitive advantages from such integration, including the ability to achieve lower cost and higher quality, to bring new products and product enhancements quickly and reliably to market, and to produce sophisticated component parts not readily available from other sources.

     Focus on Customers' Overall Cost of Ownership. GSI designs and manufactures systems, subsystems and components aimed at providing its customers with low overall cost of ownership relative to competing solutions. GSI's laser systems are intended to assist customers in achieving higher yields, greater productivity, more efficient use of operator time and more economical use of manufacturing space.

     Address Worldwide Markets. GSI markets, sells and supports its products worldwide. GSI believes the strength of its international sales and customer support organization is important to its continued success. To facilitate its worldwide marketing strategy, GSI has dedicated sales and support organizations in Japan, Hong Kong, Korea, Taiwan, Singapore, Malaysia, the Philippines, Germany, England, France and Italy, in addition to eight major locations in the United States.

                               _________________

LUMONICS INC.
-------------

     Lumonics' objective is to maintain and enhance its market position and to use its competitive advantages to establish leadership positions for additional applications and in other targeted industries. The strategies to achieve this goal are:

     One Lumonics. Lumonics is managed as an integrated business combining its worldwide skills and capabilities to increase market share and to maximize its profitability. Employees operate in an environment in which they are provided with information about Lumonics' systems, services and operational activities and are encouraged to work together to use all of the Lumonics' resources in delivering value-added total solutions to meet customer needs in targeted markets.

     Total Solutions. Lumonics focuses on identifying for its customers the solutions which the Lumonics' systems represent, rather than on the systems themselves. To grow market share, Lumonics delivers turn-key, total solutions which add value to manufacturing processes, are customer-defined and Lumonics-developed.

     Industry Focused Operations. Lumonics concentrates its marketing activities on the advanced manufacturing segments of the semiconductor, electronics, aerospace, automotive and packaging industries. These industries were targeted because of their projected growth rates and utilization of advanced manufacturing processes and because of Lumonics' established market presence.

     Rapid Response Organization. Lumonics recognizes that being a customer driven organization is key to its continued growth. With approximately 60% of the Lumonics' sales in 1998 generated from existing customers, the timeliness and effectiveness of all customer interaction is a high priority. In 1994, Lumonics successfully implemented 24 hour, 365 day a year, field service support in North America. This field service support has subsequently been extended to both Europe and the Asia-Pacific region.

     Global Perspective. Lumonics provides its total solutions in the principal geographic locations in which its customers operate. Lumonics recognizes the global nature of its customer base as well as the important regional areas in which certain of the targeted industries operate. This strategy exploits Lumonics' international manufacturing capability and global distribution and service network to serve its multinational and regional customers.

     People Development. Lumonics believes that its human resources are integral to its profitable growth. Lumonics makes a significant investment in human resources through personnel development and training programs at all levels of the organization.

     Profitable Growth. Lumonics achieves its growth by developing new products internally and by acquiring complementary product lines and technology which enhance Lumonics' position in the targeted industries. Lumonics' global distribution and service network and the size and nature of its existing customer base position Lumonics to profitably add new technologies, products and systems to its existing product offerings.

     Since the implementation of the strategies outlined above, Lumonics has generated an 87% increase in sales, from $77.0 million in 1992 to $144.2 million in 1998, and a 58% increase in gross profit, from $25.7 million in 1992 to $40.7 million in 1998. Net loss in 1998 was $7.9 million and order backlog as at December 31, 1998 was $29 million.

                               _________________

ACQUISITIONS AND STRATEGIC RELATIONSHIPS

     In addition to growing its level of internally generated sales, expanding through acquisitions and strategic relationships is an integral component of Lumonics' strategy. Lumonics seeks to acquire complementary products and technologies which can be integrated easily into Lumonics' global distribution and service network. Lumonics has a history of expanding its product lines by acquiring laser-based technologies and systems from others and entering into strategic relationships which increase penetration of targeted markets.

 Acquisitions

     In June 1998, Lumonics made a technology acquisition for approximately $1.2 million, acquiring Meteor Optics Inc., of Glendale, Arizona which specializes in manufacturing fibre optics - a key component in the beam delivery of higher-powered YAG lasers. Meteor Optics has been a valued supplier to Lumonics for several years and has now been renamed Lumonics Phoenix Operations.

     On October 28, 1998, in a proposed merger of equals, the Boards of Directors of GSI and Lumonics announced the signing of a definitive agreement to combine the two companies, subject to shareholder and regulatory approvals. The merged company, GSI Lumonics Inc., is the world's leading producer of laser-based advanced manufacturing systems.

     GSI manufactures a broad line of laser systems for a wide range of applications in the seminconductor, electronics, aircraft and medical industries. In addition, GSI produces a line of laser subsystems and components, which are used in the company's own systems as well as sold to other manufacturers of laser systems.

     Lumonics and GSI have very little competitive overlap, but operate in
similar markets with complementary technologies.   The merger was successfully
completed on March 22, 1999.

 Strategic Relationships

     In forming and evaluating strategic relationships, Lumonics seeks:
     .   to achieve greater market penetration into its target markets;
     .   to develop new markets for Lumonics' systems;
     . to provide Lumonics with additional products to manufacture, sell and distribute into its target markets.


CUSTOMERS

GENERAL SCANNING INC.
---------------------

     GSI has over 1,000 customers. During 1998, revenues from two divisions of one customer represented $19.6 million or 10.8% of GSI's consolidated revenues. GSI's printer and laser systems/components segments serve these divisions. No other single customer accounted for more than 5% of GSI's total sales. GSI's ten most significant customers in terms of sales in 1998, listed alphabetically, were: Analog Devices, Bosch, Dale, Denso, Eastman Kodak, IBM, Maxium, Motorola, Philips and Physio-Control.

                               _________________

LUMONICS INC.
-------------

     Lumonics has over 1,000 customers, many of whom are among the largest global participants in their respective industries. Lumonics' customers include:

    SEMICONDUCTOR
    & ELECTRONICS              AEROSPACE                AUTOMOTIVE                PACKAGING                 OTHER
 Lucent                 Beech Aircraft           Audi                       Allied Lyons            British Nuclear Fuels
 Canon                  Boeing                   Bosch                      Allied Distillers       Cardiac Pacemakers
 Hewlett Packard        British Aerospace        BMW                        Carlsberg               Corning
 IBM                    General Electric         Chrysler                   Coca-Cola               Gillette
 Intel                  Lockheed                 Ford                       General Foods           Johnson & Johnson
 Motorola               McDonnell Douglas        General Motors             Glaxo                   Solar Turbine
 Nortel                 Pratt & Whitney          Harley Davidson            Kellogg's               Westinghouse
 Philips                Rolls Royce              Kelsey Hayes               Labatts                 Whirlpool
 Texas Instruments      SNECMA                   Nippon Denso               Procter & Gamble
 Toshiba                                         Pico Industrial Tools      United Distillers
 Yamaha                                          Toyota                     Seagrams
                                                 Volvo
                                                 Honda
                                                 Magna

SALES, MARKETING AND CUSTOMER SUPPORT

GENERAL SCANNING INC.
---------------------

     GSI believes that its marketing, sales and customer support organizations are important to its long-term growth and give GSI the ability to respond rapidly to the needs of its customers. GSI has marketing managers for each major product line who have worldwide responsibility for determining product strategy based on knowledge of the industry, customer requirements and product performance. These marketing managers have direct contact with customers and support the field sales and service personnel. GSI believes that its business has been, and is expected to continue to be, dependent upon the capital expenditure approval cycles of its customers which are, in turn, affected by cycles in the markets served by these customers.

     GSI sells and supports its products worldwide primarily through its own direct sales and customer service organization. This domestic and international sales network is augmented by selected independent sales representatives for end-user laser systems, due to the geographical dispersion of customers for such products. Field offices have been located in close proximity to key customers to help achieve short response time. In the United States, GSI provides marketing support at its locations in Watertown, Wilmington, Arlington and Bedford, Massachusetts, Simi Valley and Santa Clara, California and in Ann Arbor, Michigan. In Europe, GSI distributes its products through its direct sales offices located in Germany, the United Kingdom, Italy and France. GSI distributes its products in Japan through its offices in Tokyo and Osaka. Throughout the remainder of Asia, GSI distributes through its offices in Hong Kong, Korea, Singapore, Malaysia, the Philippines and Taiwan.

     GSI provides customer support in the form of applications engineering, repair services and spare parts inventory through its offices in Massachusetts, Michigan, California, France, Germany, Italy, the United Kingdom, Hong Kong, Japan, Korea, Singapore, Malaysia, the Philippines and Taiwan. Engineering and field support personnel provide telephone support or are dispatched to customer locations. Additionally, GSI's offices generally have certain models of GSI's laser systems which are used for demonstration purposes and for applications engineering. From time to time, at the request of a customer, GSI will install a laser system at the customer's manufacturing site to establish manufacturing process and demonstrate product performance as part of the selling process prior to receipt of an order. The typical purchase of a laser system includes installation and on-site customer support and applications engineering during a warranty period.

LUMONICS INC.
-------------

                               _________________

     Lumonics' systems are marketed in more than 40 countries. Lumonics has 49 direct sales personnel operating in 13 sales offices located in eight countries. In addition, Lumonics has 45 independent distributors and agents in 30 countries. For the twelve months ended December 31, 1998, 6% of Lumonics' sales were in Canada, 43% of sales were in the United States, 28% were in Europe, 11% were in Japan and 12% were in Asia-Pacific.

     Lumonics directs its worldwide sales and marketing activities from Oxnard, California. In Europe, Lumonics maintains offices in the United Kingdom, Germany, France, and Italy. Sales offices are maintained in Singapore and Malaysia to cover the Asia-Pacific market outside of Japan. In Japan, Lumonics' principal distributor is Sumitomo, which accounted for 10.8% of Lumonics' total sales in 1998.

     Independent distributors and agents market Lumonics' systems in areas such as Eastern Europe, South Korea, People's Republic of China, Australia and Latin America.

     All direct sales staff and distributors are trained on Lumonics' systems, services and operational activities, and are given information on industry trends and applications. Sales and marketing teams identify new opportunities based on customers' medium to long term manufacturing requirements. Internal and external resources are used to develop and implement industry and country-specific marketing strategies which are shared across Lumonics' sales and marketing network.

     Once a sales opportunity has been identified, Lumonics tries to provide the optimal solution to satisfy a customer's application requirements. Lumonics provides customers with process diagnostic and verification techniques, as well as specialized training in the operation and maintenance of its systems.

CUSTOMER SERVICE AND REPLACEMENT PARTS

     One of Lumonics' principal strategies is to focus on customer service. Recognizing the importance of its existing and growing installed base Lumonics follows its customers into new geographic regions by providing local service and support. Lumonics has 158 customer service personnel of which 91 are field service technicians located in 10 countries. Lumonics' field service and in-house technical support personnel receive ongoing training with respect to Lumonics' laser-based systems, maintenance procedures, laser-operating techniques and processing technology. Most of Lumonics' distributors also provide customer service and support.

     Many of Lumonics' laser systems are operated 24 hours a day in high speed, quality intensive manufacturing operations. Accordingly, in 1994 Lumonics successfully launched 24-hour, 365-day-a-year service support to its North American customers. This support includes field service personnel who reside in close proximity to Lumonics' installed base. Lumonics has subsequently extended this support to Europe and the Asia-Pacific region.

     Lumonics' approach to the sale of replacement parts is closely linked to Lumonics' strategic focus on rapid customer response. Lumonics provides same or next day delivery of parts worldwide to minimize disruption to a customers manufacturing operations. Lumonics generally expects to provide after sale parts and service for seven to ten years. Lumonics' growing base of installed systems is expected to continue to generate a stable source of parts and service sales.

                               _________________

ORDER BACKLOG

GENERAL SCANNING INC.
---------------------

     GSI defines backlog as written purchase orders or other contractual agreements for products for which the customer has requested delivery within the next twelve months. Backlog was approximately $30 million on December 31, 1998 compared to $44 million on December 31, 1997.

LUMONICS INC.
-------------

     Backlog is defined by Lumonics as an unconditional purchase order for a product to be delivered within the next twelve months, although typical delivery dates average eight to 12 weeks from the date an order is placed. Lumonics' backlog was approximately $29 million on December 31, 1998 compared to $45 million on December 31, 1997.

PRODUCTS AND SERVICES

GENERAL SCANNING INC.
---------------------

     Laser Systems and Components

     Thin Film Laser Processing Systems. GSI's laser systems are used in the production of thin film circuits to precisely tune the performance of linear and mixed signal devices used in a variety of applications including automotive electronics, consumer products, personal computers, communications products, appliances, and medical instruments. Tuning is accomplished by adjusting various component parameters with selective laser cuts, while the circuit is under test, thereby achieving the desired electrical performance. For example, in automotive applications, these precision sensor circuits are used to measure analog variables such as acceleration, voltage, temperature and pressure, and convert them into electronic signals suitable for computer processing and subsequent control of vehicle performance and safety. Automotive applications include engine control, airbag deployment, anti-lock brake control and active suspension systems. The M310 laser system subjects the sensor to a calibrating pressure and then the laser adjusts the sensor parameters to exacting specifications. GSI's M310 systems combine material handling, test stimulus, temperature control and laser trim subsystems into a single turnkey package for tuning linear and mixed signal devices.

     Recently, such linear mixed signal circuits are being adopted for smart appliances (such as camcorders and mobile GPS devices), extended life batteries, video games, medical instruments and HVAC systems. Such mixed signal devices were among the fastest growing segments in the electronic components industry during 1997. GSI's thin film processing systems range in price from approximately $300,000 to $1,000,000. Representative customers include Analog Devices, Robert Bosch, Denso, Fuji Denki, Burr Brown, Maxim, Motorola and Texas Instruments.

     Thick Film Laser Processing Systems. GSI's laser systems are used in the production of thick film resistive components (known as chip resistors) for SMT electronic circuits. Chip resistors are microelectronic components that replace larger axial lead resistors formerly used in electronic circuits. Chip resistors are used in most consumer and industrial electronic products including CD players, VCRs, TVs, camcorders and cellular telephones. A camcorder, for example, may contain over five hundred chip resistors. The increasing use of these devices is being driven by the demand for enhanced functionality, reduced size, and lower cost of consumer electronics. SMT components meet these needs by providing reduced package size and production set-up time, and improved reliability and delivery times. GSI's W724C laser system is an integral part of the process for manufacturing chip resistors. By means of selected cuts, laser systems are used to change the effective length and cross section of the electrical conductor of each resistor element. The resistance is monitored, and the laser action continues until the precise resistance value is obtained. GSI believes that the size of resistors will continue to shrink and, as a result, manufacturers will require more precise laser systems. In November 1998, GSI introduced the W770 Chip Component Trim System featuring faster and higher quality cuts, as well as an intelligent parts handler for increased reliability and simplicity, delivering production tolerant, "lights out" operation on the smallest packages sizes and automatically managing multi-lot jobs and non-conforming parts.

                               _________________

     GSI's W670 laser systems are used for processing more general purpose hybrid thick film electronic circuits. These circuits are designed to withstand harsh environmental uses, such as automotive ignition controls, fuel sensors and high voltage regulation.

     GSI's thick film resistor processing systems range in price from approximately $200,000 to $350,000. Representative customers include Kyocera, Matsushita, Philips, Samsung and Vishay.

     Surface Mount Measurement Systems. GSI's surface mount measurement products address another sector of the electronics industry, the manufacture of printed circuit board assemblies. Customers for SMT measurement products require systems which can be used for prototyping, near-process monitoring and in-line process control. These systems can be installed near or in the circuit board assembly line to address these needs. In the manufacture of surface-mount electronics, solder, in paste form, is stenciled onto the circuit board with a screen printer, and then components are placed in their respective positions on the board by automated equipment. Critical variables in the manufacturing process, which GSI's systems address, include the amount of solder deposited on the board and the accurate placement of the electronic components.

     The Model 8100 system was introduced in 1995 and represents the third generation of equipment design. The Model 8100 uses GSI's patented three-dimensional scanning laser data acquisition technology, and can inspect either solder paste depositions or component placement accuracy. The current base price for the Model 8100 system is approximately $200,000 to $300,000. The strongest market segments for SMT measurement products have been in the computer, telecommunications and automotive industries as well as in contract manufacturers which serve those and other industries. The Model 8200 system was introduced in March 1998 and offers a faster, lower-priced solution for inspection of smaller sized circuit boards. The current price for the Model 8200 is approximately $150,000 to $250,000. The strongest market segments for SMT measurement products have been in the telecommunications, automotive, and computer industries as well as contract manufacturers which serve those and other industries. Customers include Celestica, Delco, Ericsson, Jabil Circuits, and Motorola.

     Memory Repair Systems. Dynamic random access memory chips are critical components in the active memory portion of computers and a broad range of other digital electronic products. To obtain efficient yields in the production process, each memory component is designed with redundant circuitry. Using GSI's M325 and M325 Plus laser systems, a semiconductor manufacturer can effectively disconnect defective or redundant circuits in a memory chip with accurately positioned and power modulated laser pulses. This improves the yield of usable components per treated wafer, effectively lowering the cost per unit produced.

     The demand for memory, measured in megabits, has in recent years been growing at greater than 50% per year. Approximately half to three quarters of memory components produced are used in personal computers, with additional demand coming from networked systems (file servers), flat panel displays, multimedia systems and consumer electronics. Memory demand by the computer industry is driven by both memory intensive software (Windows 95, graphics, etc.) and higher speed microprocessors. As the memory capacity increases, the feature size and spacing between the elements of the microcircuits decrease.
The industry is presently changing from 16 megabit to 64 megabit memory in response to the demand for additional memory, space limitations to accommodate it and manufacturing economics. GSI offers products which are currently being used for processing memory up to and including 64 megabits. First-pass manufacturing yields are typically low at the start of production of a new generation of higher capacity devices. Laser processing is used to raise production yields to acceptable economic levels, frequently to greater than 95%.

     Memory components are currently produced in batches on silicon wafers typically measuring 6" or 8" in diameter. The industry is currently planning for production using 12" (300 millimeter) diameter wafers. GSI believes that its technology and systems architecture will allow it to develop and introduce products to process the new 12" wafers. However, industry implementation of conversion to 12" wafers has been delayed due to current conditions of excess capacity within the semiconductor industry. GSI's M325 memory processing systems range in price from approximately $500,000 to $900,000. Representative customers include Cypress Semiconductor, Dominion Semiconductor, IBM, Mitsubishi and Toshiba.

                               _________________

     Permanent Marking Systems. GSI's moving spot laser marking systems are used to apply permanent alphanumeric, graphic and bar-code identification directly onto electronic components, industrial products and packaging materials. Laser marking systems remove precise amounts of material from, or modify the surface of, an object being marked by exact control of the laser beam as it moves along a prescribed path. Such systems are gaining acceptance over a broad range of markets, replacing older technologies such as inkjet, mechanical imprinting, chemical etching and ink stamping. This change is being driven by the need for permanent marking and for marking systems which can be interfaced with computers, and by environmental acceptance. Industry has recently begun to require product traceability for years after the date of manufacture. At present, inkjet and ink stamping do not provide this permanence, while laser marking does. Also, the laser marking process does not involve the use of environmentally hazardous solvents.

     As an example of this application, GSI's HM1500 laser system is used to mark integrated circuit ("IC") packages. The plastic or ceramic package surrounding an IC must be marked without penetration of its thin wall to avoid damaging the expensive circuits it protects. This process requires a high degree of precision. Laser marking for this application is gaining widespread usage. GSI's laser systems are also used in other applications including the marking of automotive parts, electrical components, tools, medical implants, as well as in the decorative marking of consumer items. During 1996, GSI replaced its current product offerings with the 1000 Series products which offered significant advantages in terms of higher power, larger marking fields, faster marking speeds and higher precision. In 1997, GSI introduced a diode-pumped laser marker, with a full 8,760 hour warranty on the laser, which requires no external cooling or three-phase power. The FM3500-4 laser marking system, also introduced in mid-1997, multiplexes a high power laser beam into four completely independent marking heads that can be remotely located up to 100 feet away from the laser by fiber optic cable. GSI's laser marking systems range in price from approximately $50,000 to $250,000. Representative customers include Harris, Hewlett-Packard, Motorola, SGS Thompson, Texas Instruments and Toshiba.

     Components Handling Systems. GSI designs, manufactures and, then, integrates electronic components handling systems for laser marking, lead inspection, parts sorting and parts packaging. This capability was added in late 1997 through the acquisition of Reel-Tech, Inc. Products include in-tray laser marking, tube-to-tube laser marking, tape and reel systems, media transfer systems and integrated multi-process systems. These systems can handle a wide variety of component package configurations. This capability enables GSI to more effectively serve its customers by meeting the emerging trend to more closely integrate multiple processes and, therefore, increase manufacturing productivity. GSI's component handler systems sell in the price range of approximately $125,000 to $400,000. Representative customers include Micron, Motorola and Samsung.

     Precision Alignment Systems. GSI's precision alignment systems interface with computer assisted design and manufacturing ("CAD/CAM") software to assist in the precision alignment of parts during manufacturing assembly processes.
The principal use to date has been in the precision alignment of composite materials for the aircraft industry. Composite materials are important elements in the fabrication of critical structures for aircraft, such as jet engine cowlings, cargo and nose wheel doors, and control surfaces of the wings and vertical stabilizer, as well as for major components in jet engines, helicopters, communication satellites and rockets. GSI's systems project a precise image generated from existing CAD/CAM data to guide the assembly operations personnel in the proper placement and order of layers of composite materials. GSI's OLT4000 precision alignment systems allow aircraft manufacturers to eliminate mechanical alignment templates, minimize costs from engineering changes, and reduce operator learning time and assembly labor requirements. GSI is exploring the applications of these systems in other markets. GSI's precision alignment systems sell in the range from approximately $50,000 to $250,000. Representative customers include Bell Helicopter, Boeing, CFAN, Daimler-Benz Aerospace, Hughes Aircraft and Northrop Grumman.

     Metrology Systems. GSI's metrology products are automated, non-contact dimensional coordinate measurement systems which provide major electronics, telecommunications, and computer manufacturers with the ability to perform micron accurate measurements of component parts and assemblies produced throughout their manufacturing processes. These systems use combinations of CCD video camera, image processing, and various laser sensor technologies to acquire part measurement data. The metrology products are primarily sold to manufacturers of disk drives, semiconductor packages, printed circuit boards, and their associated micro-electronic components. During 1997, GSI replaced one of its core product offerings with a new Voyager platform featuring advances in illumination and autofocus technology, complemented by easy-to-use graphical user interface to

                               _________________
facilitate measurement and programming. Current prices range from $55,000 to $150,000. Representative customers include Applied Magnetic, Cummins Engine, IBM, Intel, K. R. Precision and Seagate Technology.

     Film Imaging Systems. The application of lasers for imaging directly onto film has progressed steadily over the past decade to the point where it has become the technology of choice in two major markets: medical diagnostics and graphics. Both applications demand precise micropositioning for pixel placement and adjustable contrast range. Medical diagnostics often involve images of the human anatomy derived from computer assisted tomography ("CAT"), magnetic resonance imaging ("MRI") or nuclear medicine systems. Such images are usually presented on photographic film for viewing by a radiologist. GSI's laser imaging subsystems are used to produce images of adjustable gray-level contrast and high resolution for enhanced medical diagnostic purposes. GSI's laser imaging equipment, using data sets from CAT, MRI or nuclear medicine equipment, creates a film image by moving a laser beam across the width of the film, and modulating it to produce the correct gray scale level for each picture element, or pixel. When the width of the film has been scanned, the next line is scanned in sequence. The process is continued until the entire image is exposed.

     In late 1997, GSI introduced a film duplicating system which duplicates 8 x 10 and 14 x 17 films from existing X-ray, CAT and MRI electronic films. Initially, the system will directly interface with wet and dry laser imaging systems including Imation's DryView 8700 Laser Imaging System. In November 1998, GSI expanded this digitizing equipment to include applications in teleradiology and PACS (picture archiving and communication systems).

     GSI also sells a modified version of its film imaging subsystem to write directly onto a film plate for graphic printing.

GSI's laser imaging systems and subsystems sell in the range from approximately $1,500 to $20,000. Representative customers include A.B. Dick, Agfa and Imation. Imation's imaging business, including its OEM relationship with GSI, is being acquired by Eastman Kodak.

     Large Format Systems. In 1997, GSI commenced development of an innovative laser patterning system for use in the manufacture of flat panel displays ("FPD"). The development, alpha and beta phases of this project are funded by two multinational companies with an interest in the FPD industry. In 1998, GSI delivered and installed two prototypes. FPDs are compact, lightweight, low power alternatives to the traditional picture tube used in televisions and computer monitors. A typical FPD is composed of a thin layer of liquid crystal sandwiched between two sheets of glass, with a variety of layers of material patterned onto the glass surfaces. The rapidly growing FPD market has been driven by the growth in "laptop" portable computers and is projected to grow from $10.8 billion in 1995 to $23.7 billion in 2002 (Stanford Resources). To reduce manufacturing costs per FPD, the industry is moving to large (up to 1 meter by 1 meter) glass substrates, capable of simultaneously fabricating six to nine FPDs per substrate, and to new techniques for one or more of the manufacturing steps. The product under development combines GSI's expertise in the precision pointing, shaping and control of laser beams to precision patterns, this time over a large field of view when compared to GSI's current applications. Production versions of the product are expected to be priced between $2.5 to $3.5 million each.

     Biological Scanners. In late 1997, GSI introduced a laser-based fluorescence imaging system for use in the measurement of gene expression. Identification and quantification of the expression level of different genes under varying conditions provide researchers with a rough functional analysis of genomic sequence information, which could lead to potential drug targets. Similarly, gene expression analysis can be used for diagnostic purposes. Some scientists believe that pharmacogenomics (the discipline of identifying genes responsible for different reactions to drugs) could be the quickest route to improving the therapeutic specificity of drugs. Several biotechnology companies are active in the development of molecular array technology and fluorescently labeled ligands. The ScanArray 3000 Biochip Analysis System measures the fluorescent intensity at each DNA grid spot facilitating, at high speed, the analysis of the expression level of a particular gene. The system is offered for sale to end users in research and, on an OEM basis, for resale by those companies active in biochemistry and microchip technology. The average unit selling price is less than $100,000.

     Components. GSI develops, produces and sells optical scanners and scanner subsystems which include optics, software and control systems. These are used by GSI and its customers in a variety of applications including

                               _________________
materials processing, test and measurement, alignment, inspection, displays, graphics, vision, rapid prototyping, and medical applications including dermatology and ophthalmology. GSI intends to continue to work with its customers to develop new components and subsystems based upon its optical scanning technology. GSI sells its scanners in a range from approximately $100 to $4,000 and its subsystems in a range from approximately $2,000 to $30,000. Representative customers include Eastman Kodak, Nikon, Perceptron and Texas Instruments.

  Printing Products

     GSI develops, produces and sells a variety of thermal printers which are designed for use with defibrillators, patient care monitors, cardiac pacemaker programmers, and other medical applications. The printers are used to provide a permanent record of a patient's condition during critical medical care.

     GSI's printers generate signal traces, grids and real time annotation on heat sensitive paper. Paper widths ranging from 48 to 216 millimeters are moved at speeds that can be remotely selected in the range from 1 millimeter per hour to 125 millimeters per second, and have a resolution of 8 x 32 dots per millimeter. The text and graphics are generated by selectively and instantaneously modulating the temperature of small (approximately 0.105 x 0.175 millimeters) elements of a print head across the width of the chart. The heated elements create dots on thermal sensitive paper. By repeated action under the control of an on-board microprocessor, the desired graphic output can be produced.

     GSI works closely with its OEM customers to develop and produce thermal printers which are incorporated into its customers' products. Typical customized features of thermal printers offered by GSI include: package and size dimensions dictated by the customer's end products; speed and accuracy of chart transport; print resolution; number of fonts; and number of data channels. Medical uses for GSI's thermal printers require high reliability, since they are often used in emergency medical equipment which must be rugged and lightweight. GSI believes that its ability to work rapidly and efficiently with its customers provides an important benefit to such customers. Approximately, 66,000 thermal printers were shipped during 1997. GSI's thermal printers sell in a range from approximately $200 to $3,000. Representative customers include Datascope, Marquette, Medtronic, Physio-Control, Solectron, Spacelabs Medical and Zoll Medical.

     In 1997, GSI introduced a new foil imprinting technology, initially for use in photo labs and in retail photo finishing locations for personalization of greeting cards. The new process can replace time-consuming litho techniques, as well as film, metal dies, type and plates typically required by current foil stamping processes. Qualex, Inc., a subsidiary of Eastman Kodak, is GSI's initial customer for this new application. This technology may be applied to other materials in graphics art.

                               _________________

PRODUCT LIST

     The following is an abbreviated list of GSI's products and their typical market applications:

             PRODUCTS                                            MARKET APPLICATIONS
             --------                                            -------------------
Laser Systems
    M310ST.........................  Automotive sensor production
    M310/W678......................  Processing of thin film electronic circuits
    W770...........................  Manufacture of thick film resistive components (chip resistors)
    W670...........................  Processing of hybrid thick film electronic circuits
    Model 8100 and 8200............  Solder paste measurement, component placement inspection
    M325...........................  Memory and PLD fabrication
    HM1000 Series..................  Integrated circuit marking
    DM1100.........................  Permanent marking of manufactured parts
    FM3500-4.......................  Marking across multiple production lines
    VersaStation...................  Material handling and marking of large industrial parts
    LM-4000........................  Integrated tube-to-tube marking
    LM-6000........................  Integrated in-tray marking
    LM-3000MT......................  Dual probe tape and reel for fine pitch SMDs
    OLT4000........................  Assembly of composite structures
    Voyager 1000...................  Benchtop metrology
    Ultra 8........................  Automated, non-contact 3-D measurement
    TAE............................  Production of film images for both medical and graphics applications
    LD2000.........................  Digitizer for film duplication, teleradiology, PACs
    ScanArray......................  Fluorescent imaging for DNA analysis

Components
    HPM/SPM/HPLK...................  Laser processing of materials, including permanent marking, cutting, drilling and rapid prototyping

    VSH............................  Semiconductor inspection
                                     Performance of medical procedures in ophthalmology and dermatology
                                     Performance of biomedical measurement and analysis
    Optical Scanners...............  Processing of materials
                                     Test, measurement and alignment
                                     Ophthalmology and dermatology applications
                                     Confocal microscopes
                                     Projection of images on film
                                     Inspection
Printers
    AR42...........................  Defibrillator vital sign recording
    OMNI-100.......................  Patient critical care monitoring
    OMNI-200.......................  Cardiac pacemaker programming
    AR200FB........................  Stress testing; electroencephalograph
    Slimline.......................  Foil imprinting at point-of-sale
    Decorator 2000.................  Foil imprinting at central labs

                               _________________

LUMONICS INC.
-------------

 Laser Systems

     More than 14,000 of Lumonics' laser systems have been sold since 1970, including those sold by entities which have since been acquired by Lumonics. Lumonics currently offers a range of laser-based systems of which there are eleven principal product lines.

     Lumonics' systems can be used in a variety of applications, including robotic welding of automobile bodies, precision hole drilling in jet engine turbo fans for the aerospace industry and land-based turbines, and marking silicon wafers in the manufacture of semiconductor microchips. Lumonics' range of products, breadth of technology, ability to offer customized solutions and 28 years of application and laser processing expertise allow Lumonics to satisfy customers' needs for enhanced productivity.

     In addition to lasers, Lumonics' systems often include precision or fibre optics, proprietary control software, robotics, machine vision, motion control and parts handling.

     The following is a description of Lumonics' principal product lines:

 JK700 Series

     Lumonics' JK700 Series laser systems incorporate advanced solid state laser technology to produce efficient, reliable, dependable and accurate production systems. The JK700 systems operate at uniform energy density, offer improved process efficiency and require less energy to be used. These systems use Lumonics' patented power supply, allowing a wide range of applications, including drilling cooling holes in jet engine turbo fans, seam welding cardiac pacemakers and welding automotive parts such as ignition components, fuel injector assemblies and smog detection sensors. These systems also permit high speed, repetitive processing which maximizes production rates. The JK700 Series can be readily linked with robotics systems to provide manufacturers with a flexible production tool. The current price range for a JK700 system is $100,000 to $250,000.

 LuxStar(TM)

     The introduction by Lumonics of the LuxStar laser welding system in 1993 brought its high power, state-of-the-art laser expertise to lower power, high volume applications. The LuxStar produces welds that would be difficult or impossible for conventional welding systems to produce. The product's low heat input prevents damage or distortion to surrounding components. In addition, Lumonics' proprietary control software ensures reliable laser output and consistent weld quality. The LuxStar is compact, with its laser beam deliverable through flexible fibre optics, and is used in the electronics industry for welding micro components in the manufacture of televisions, computers, hard disk drives and related applications. As with Lumonics' other laser systems, there is no tool wear since the laser does not come in contact with the workpiece. Current prices for a LuxStar system range from $60,000 to $150,000.

 MultiWave(TM)

  Lumonics' MultiWave laser product line was introduced in 1993. Since then the product line has been expanded by the acquisition of Hobart Laser Products in 1996 adding the MultiWave 3000 and MultiWave 1500, and by the development of Lumonics' latest high power laser, the MultiWave Auto, launched in late 1997. MultiWave systems produce continuous and modulated power with high throughput speeds and power flexibility to achieve cutting and high speed, deep penetration welding in reflective materials. MultiWave is often integrated with customers' robotic systems. MultiWave is used in various applications, including processing of zinc coated materials and aluminum in the automotive industry, deep penetration welding for energy and petrochemical applications, and processing reflective or difficult materials in the manufacture of both airframes and turbines in the aerospace industry. The current price range for a MultiWave system is $125,000 to $400,000.

 Laserdyne(R)

                               _________________

  Laserdyne systems provide fully integrated motion and laser control on multi-axis, articulated machines. These systems incorporate proprietary control software and permit high speed, precision processing of large parts where the workpiece cannot be in motion during processing. Laserdyne systems are used in the manufacture and repair of jet aircraft engines, and trimming of aerospace and automobile stampings and other large formed parts. Laserdyne systems can be integrated with automated guided vehicles and conveyor systems. The current price range for a Laserdyne system is $625,000 to $950,000.

 ScreenCut(TM)

  ScreenCut laser stencil cutting systems are designed to reduce the time to produce solder stencils in the printed circuit board industry by combining fast conversion of design files with a state-of-the-art linear motor based laser cutting system. The ScreenCut laser system is used for cutting stencils as an alternate to or, in some cases, a complement to the traditional, photochemical machining process. ScreenCut systems sell for approximately $350,000.

 INDEX(R) IMPACT(R)

  INDEX and IMPACT laser systems are used for cutting and drilling thin materials with very high resolution and precision such as drilling via holes of sizes less than 20 microns in flexible printed circuit boards. Current prices for INDEX and IMPACT systems range from $60,000 for a single laser to $600,000 for a turn-key system.

 GS Series

  GS Series products were launched during 1997. Targeted at the electronics market, these systems are capable of drilling blind vias (precise holes) at very high speeds in every type of material commonly used for printed wire board fabrication. GS Series systems currently range in price from $300,000 to $475,000.

 LaserMark(R)

  The LaserMark system, which was pioneered by Lumonics in 1976, was the world's first industrial laser-based marking system. LaserMark, which Lumonics continues to upgrade and enhance, provides flexible, reliable, programmable, clean and safe marks for the electronics and packaging industries. As a result, LaserMark is still a market leader with over 3,000 systems installed to date. LaserMark provides high speed, non-contact coding without ink, thereby allowing clean, permanent and attractive date and batch coding on a wide range of materials including paper, foil, glass, plastics, coated metals and ceramics. LaserMark systems currently range in price from $40,000 to $100,000.

 WaferMark(R)

  Lumonics' WaferMark laser systems are used for marking silicon wafers used in the semiconductor manufacturing industry. Lumonics' position as a principal supplier of wafer marking laser systems enables it to work closely with customers and to keep current with their future development needs and activities. The current generation of WaferMark systems incorporates advanced robotics to provide debris free marking of high density silicon wafers along an automated production line. WaferMark systems currently range in price from $160,000 to $500,000.

 LightWriter(R)

  LightWriter systems are used for tracing and regulatory compliance purposes on various materials including metals, plastics and ceramics. Applications include serializing micro processors in the semiconductor industry, coding automotive airbag assemblies and engraving surgical instruments. The current price range for a LightWriter system is $55,000 to $85,000.

 Xymark(R)

                               _________________

     Xymark high speed dot matrix laser coding systems complement the LaserMark(R) product line. Xymark systems can be programmed and adjusted to vary the length, character style and height of a mark. These systems use Lumonics' proprietary software and are employed in a wide variety of applications such as marking food packages, bottles and beverage containers. Prices for Lumonics' Xymark systems currently range between $20,000 and $50,000.

 Other Systems and Products

     Other systems and products offered by Lumonics include diode-pumped solid state lasers, various custom designed systems, precision optical components and fiber optics.


COMPETITION

GENERAL SCANNING INC.
---------------------

     The markets for GSI's products are highly competitive. GSI is subject to substantial competition from both established competitors and potential new market entrants. Significant competitive factors include: product functionality, performance, size, flexibility, cost, market presence, customer satisfaction, customer support capabilities and breadth of product line. GSI believes that it competes favorably on the basis of each of these factors.

     Competition in the development, manufacture and sale of laser systems is concentrated in certain segments and fragmented in others. To GSI's knowledge, the automotive sensor manufacturing market in which GSI's thin film processing systems are used has no other competitors. The markets for the thick film hybrid circuit processing systems in which GSI competes have several other manufacturers. GSI is aware of three competitors in vision systems for solder paste and component placement inspection. GSI competes primarily with Electro Scientific Industries, which has the major market share, in laser systems for memory fabrication. GSI is aware of laser marking systems produced by many other manufacturers which compete with GSI's laser marking equipment. There are several competitors in the field of component handling systems. To GSI's knowledge, in the precision alignment market for the aircraft industry, GSI has one competitor. There are several competitors in the field of general purpose, non-contact metrology in which GSI competes.

     GSI knows of at least five other manufacturers of subsystems for the film imaging systems and subsystems market.

     In the optical scanner subsystem and components markets, GSI knows of two other manufacturers. Additionally, there exist two alternate technologies, rotating polygons and XY-moving tables, to the galvonometric scanning technology used by GSI, which compete for certain segments of the markets served by GSI's products.

     Printers for the medical equipment market has fragmented competition, mostly from vertically integrated equipment manufacturers.

     GSI expects its competitors to continue to improve the design and performance of their products. There can be no assurance that GSI's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features, or that new processes or technologies will not emerge that render GSI's products less competitive or obsolete. As a result of the substantial investment required by a customer to integrate capital equipment into a production line, or to integrate components and subsystems into a product design, GSI believes that once a customer has selected certain capital equipment, or certain components or subsystems from a particular vendor, the customer generally relies upon that vendor to provide equipment for the specific production line or product application and may seek to rely upon that vendor to meet other capital equipment, or component or subsystem requirements. Accordingly, GSI may be at a competitive disadvantage with respect to a particular customer if that customer uses a competitor's manufacturing equipment or components. Increased competitive pressure could lead to lower prices for GSI's products, thereby adversely affecting GSI's business and results of operations. There can be no assurance that GSI will be able to compete successfully in the future.

                               _________________

LUMONICS INC.
-------------

     The market for laser-based advanced manufacturing systems is fragmented, and includes a large number of competitors, many of which are small or privately owned or which compete with Lumonics on a limited geographic, industry-specific or application-specific basis. Lumonics also competes in certain target markets with competitors which are part of large industrial groups. Lumonics believes it has the largest market share for many applications in the markets in which its systems are sold. Companies such as ESI, Trumpf-Haas, Mazak, NEC and Rofin-Sinar compete in certain of the markets in which Lumonics operates. However, in Lumonics' opinion, none of these companies competes in all of the industries, applications and geographic markets currently served by Lumonics.

     Lumonics also competes with manufacturers of conventional non-laser products in applications such as welding, drilling, cutting and marking. Lumonics believes that as industries continue to modernize, seek to reduce production costs and require more precise and flexible manufacturing, the features of laser-based systems will become more desirable than systems incorporating conventional manufacturing techniques and processes.


MANUFACTURING

GENERAL SCANNING INC.
---------------------

     GSI's manufacturing strategy is to identify and perform internally those manufacturing functions which enable GSI to maintain control over critical portions of the production process and which add value to its products. GSI believes it achieves a number of competitive advantages from such integration, including the ability to achieve lower costs and higher quality, the ability to bring new products and product enhancements quickly and reliably to market, and the ability to produce sophisticated component parts not available from other sources.

     GSI's manufacturing is conducted at four facilities located near Boston, Massachusetts and in Simi Valley, California. Each of GSI's manufacturing facilities has co-located manufacturing, manufacturing engineering, marketing and product design personnel. GSI believes, based on its experience, that this organizational proximity greatly accelerates development and entry into production of new products and aids economical manufacturing. GSI's thermal printers and many of its laser systems are manufactured under ISO 9001 certification.

     GSI has fully integrated manufacturing operations in key strategic elements, such as state-of-the-art metals and plastics fabrication, surface mount (SMT) printed circuit board assembly and testing, and extensive in-process and final product testing capabilities. GSI believes it gains competitive advantages in its capability to produce high quality, short-run parts and assemblies in a just-in-time environment which reduces delivery times to customers.

     Certain of the components and materials included in GSI's laser systems and optical products are currently obtained from single source suppliers. GSI currently obtains a component for one of its laser systems products from a single source. GSI currently maintains a six month inventory of this component and plans to increase this over the next year. GSI has explored the possibility of producing this component internally, and in the event of a disruption in the outside supply of this component, GSI believes that it could commence production internally within twelve months

     GSI is subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile, or otherwise hazardous chemicals used on GSI's premises. GSI believes it is in material compliance with these regulations and it has obtained all necessary environmental permits to conduct its business. Such compliance has not had a material effect upon GSI capital expenditures, earnings and competitive position. GSI has no current or planned capital expenditures for environmental control facilities. Nevertheless, future regulations could require GSI to purchase expensive equipment or to incur other substantial expenses to comply with environmental regulations. Any failure by GSI to control the use of, or adequately restrict the discharge or disposal of, hazardous substances could subject GSI to future liabilities, result in fines being imposed on GSI, or result in the suspension of production or cessation of GSI's manufacturing operations in one or more locations.

                               _________________

LUMONICS INC.
-------------

     Lumonics' systems are manufactured in seven locations: two in the Ottawa area, one in each of Minnesota and California and Phoenix and two in the United Kingdom.

     Lumonics' in-house manufacturing includes only those manufacturing operations which are critical to achieve quality standards or protect intellectual property. Such operations include process development, sub-assembly, testing, proprietary software design and hardware/software integration. Lumonics minimizes the number of suppliers and component types but, wherever practicable, it has at least two sources of supply for key items. Lumonics is not dependent on any supplier and has not experienced difficulty in obtaining necessary materials and components.

     Lumonics is committed to meeting internationally recognized manufacturing standards. Lumonics facilities with ISO 9001 certification include: its two facilities in England, its Kanata, Ontario facility, and its California facility. Lumonics intends to apply for certification of all of its manufacturing sites.

     Lumonics is subject to various federal, provincial, state and local provisions concerning the discharge of materials into the environment or otherwise relating to the protection of the environment. Lumonics believes it is currently in compliance with these provisions and that continued compliance with current provisions will not have a material impact on its capital expenditures in the current year or in future years. Lumonics also believes that continued compliance with current provisions will not impact on the earnings and competitive position of Lumonics and its subsidiaries. It should be noted that future regulations could be enacted which could require Lumonics to purchase costly capital equipment or otherwise incur substantial expenses in order to comply with those new regulations.


RESEARCH AND DEVELOPMENT

GENERAL SCANNING INC.
---------------------

     GSI devotes significant resources to development programs directed at creating new products and product enhancements, as well as developing new applications for existing products. All of the markets served by GSI are characterized by rapid technological change and product innovation. GSI believes that continued timely development of new products and product enhancements to serve both existing and new markets is necessary to remain competitive.

                                    _______

     GSI maintains significant expertise in the following core technologies:

     Mechanics: design of mechanisms with high rigidity and low moving mass; use of materials at high stress levels; techniques for precise assembly and vibration isolation of bearings, lasers and lenses.

     Optics: design of laser quality lenses with variable depth of field or large numerical aperture; design of mirrors of high dynamic rigidity; selection of wavelength-specific mirror and lens coatings; specification and adjustment of lasers; and interaction of lasers with materials.

     Magnetics: design and use of rare-earth magnets; heat treatment of specialty magnetic alloys; design and heat dissipation of compact electrical drive coils.

     Electronics: design of wide bandwidth power amplifiers and high signal-to-noise ratio and low thermal drift signal detection circuits; design and manufacture of analog servo controllers with low electromagnetic interference
(EMI) circuitry.

     Software: development of high-speed computing algorithms for real-time control of servo mechanisms; handling of data transmitted according to customer-specific protocols; design of operator-friendly computer/systems interfaces.

     Systems Design: integration of mechanisms, optics, lasers, laser electro-optics, power supplies, electronics, communications interfaces and software.

     GSI's personnel work closely with customers, frequently at the customers' facilities, to develop complete process solutions that often involve new or extended application of GSI's existing products. This close cooperation leads to new products being developed for a ready customer.

     For the years ended December 31, 1998, 1997 and 1996, GSI's research and development expenditures were approximately $26.9 million, $22.3 million (excluding a one-time expense relating to acquired in-process research and development associated with the acquisition of Reel-Tech), and $18.4 million, respectively. These amounts were approximately 18%, 12% and 12% of GSI's sales in the respective periods. As of December 31, 1998, GSI had 133 people engaged in research and product development activities. Because GSI believes the development of new products is vital to its continued success, GSI expects significant expenditures to continue on research and development activities.

LUMONICS INC.
-------------

     Lumonics' research and development activities are directed at meeting customers' manufacturing needs and application processes. Core technologies include gas and solid state lasers, precision optics, electronic power supplies, fibre optics, control systems and systems integration. Lumonics strives for customer-driven development activities and promotes the use of alliances with key customers and joint development programs in a wide range of its target markets.

     Lumonics has 128 employees engaged in product research and development. Lumonics' research and development activities are carried out in five locations around the world and are centrally coordinated and managed. Interaction and communication among research and development personnel throughout Lumonics promote a sharing of their cumulative expertise. Lumonics maintains strong links with leading industrial, government and university research laboratories around the world, including Sumitomo's corporate technology group. Such linkages include funding of doctoral and post-doctoral research, joint development programs with research institutes and personnel exchange programs with universities and other research organizations.

     For the twelve months ended December 31, 1998, Lumonics' research and development expenditures represented 9.0% of Lumonics sales, compared to 6.8% of Lumonics sales for the same period in 1997. During the years ended December 31, 1998, 1997 and 1996, Lumonics spent $13.0 million; $12.0 million; and $11.9 million, respectively, on research and development activities. During these years, the amount of expenditures on customer-sponsored research activities was not material in comparison to total research and development activities for each

                                    _______
year. R&D investments during the past two years have resulted in the introduction of 5 new products which are targeted across all major markets.

PATENTS AND INTELLECTUAL PROPERTY

GENERAL SCANNING INC.
---------------------

     GSI believes the success of its business depends more on the technical competence and creativity of its employees than on patents, trademarks and copyrights. Nevertheless, GSI has a policy of seeking patents, when appropriate, on inventions concerning new products and improvements as part of its ongoing research, development and manufacturing activities.

     Although GSI has been granted, has filed applications for and has been licensed under a number of patents in the United States and foreign countries, there can be no assurance as to the degree of protection offered by these patents or as to the likelihood that patents will be issued for pending applications.

     Competitors in the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with GSI's ability to make and sell some of its products. Although GSI believes its products do not infringe the patents or other proprietary rights of third parties, there can be no assurance that other third parties will not assert infringement claims against GSI or that such claims will not be successful.

     GSI also relies upon trade secret protection for its confidential and proprietary information. GSI routinely enters into confidentiality agreements with its employees and consultants. There can be no assurance, however, that these agreements will provide meaningful protection of GSI's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

LUMONICS INC.
-------------

     Lumonics has intellectual property which includes patents, proprietary software, technical know-how and expertise, designs, process techniques and inventions. While policies and procedures are in place to protect critical intellectual properties, Lumonics believes that its success depends to a larger extent on the innovative skills, know-how, technical competence and abilities of Lumonics' personnel.

     Lumonics protects its intellectual property in a number of ways including, in certain circumstances, through patents. Lumonics has sought patent protection primarily in the United States. Some patents have also been registered in other jurisdictions including Great Britain, Japan and Germany. Lumonics currently holds 24 separate patents for inventions relating to lasers, processes and power supplies. In addition, Lumonics requires its employees and certain of its customers, suppliers, distributors, agents and consultants to enter into confidentiality agreements to further safeguard Lumonics' intellectual property.


HUMAN RESOURCES

GENERAL SCANNING INC.
---------------------

     As of December 31, 1998 and taking into account the workforce reduction discussed below, GSI had 770 full-time employees worldwide, including 341 in manufacturing, 199 in marketing, sales and field service, 133 in research and development, and 97 in general administration. Approximately 99 of these employees, mostly foreign nationals, reside and work outside of the United States, primarily in marketing, sales and support. In addition, GSI periodically engages contract employees principally in new product development and manufacturing operations. None of GSI's employees is represented by a labor union, and GSI has never experienced a work stoppage or strike. GSI considers its employee relations to be good.

                                    _______

     In early November, 1998, GSI reduced its staff by 70 employees, or about 8% of its total work force, from its manufacturing process systems group located in Massachusetts and California as well as in its worldwide systems sales and service force, particularly in the Far East. This action was designed to allow the company to operate profitably at lower levels of sales over the next several quarters, while maintaining critical skills and capacity to respond to an anticipated upturn late in 1999.

LUMONICS INC.
-------------

     As at December 31, 1998, Lumonics had 848 employees in the following departments:

                                                             NUMBER OF
                                                             EMPLOYEES           PERCENTAGE
     Production and Operations............................      315                  37%
     Customer Service.....................................      158                  19%
     Sales, Marketing and Distribution....................      141                  17%
     Research and Development.............................      128                  15%
     Administration.......................................      106                  12%
                                                                ---                 ---
          Total...........................................      848                 100%

     Lumonics believes in the principle of performance-linked compensation. Most employees of Lumonics participate in a profit sharing program which provides for payments determined on the achievement of annual operating targets and calculated as a percentage of base salaries. Lumonics considers its employee relations to be satisfactory.

ITEM 2.   PROPERTIES

GENERAL SCANNING INC.
---------------------

     GSI's headquarters is located in Watertown, Massachusetts, which is a suburb of Boston. The principal owned and leased properties of GSI and its subsidiaries are listed in the table below.

                                                                                          APPROXIMATE         OWNED/
     LOCATION                               PURPOSE                                       SQUARE FEET         LEASED
 Watertown, MA, USA       Marketing, sales, manufacturing, engineering,                      84,000            owned
                          Offices; corporate headquarters

 Wilmington, MA, USA      Marketing, sales, manufacturing, engineering, Offices              78,000            leased/(1)/

 Arlington, MA, USA       Marketing, sales, manufacturing, engineering, Offices              32,000            leased/(2)/

 Bedford, MA, USA         Marketing, sales, manufacturing, engineering, Offices              50,000            leased/(3)/

 Simi Valley, CA, USA     Marketing, sales, manufacturing, engineering, Offices              41,000            owned

 Ann Arbor, MI, USA       Marketing, sales, engineering, Offices                             15,000            leased/(4)/

 Billerica, MA, USA       Marketing, sales, manufacturing, engineering, Offices              80,000            leased/(5)/

     Additional sales and service offices are located in Japan, Germany, France, Italy, the United Kingdom, Hong Kong, Korea, Taiwan, Singapore, Malaysia, the Philippines and other locations in the United States. These additional marketing and sales offices are in leased facilities occupying approximately 25,000 square feet in the aggregate.

     GSI believes that additional manufacturing facilities will be required within the next two years and that suitable additional or substitute space will be available as needed.

/1/ Lease expires in 2007, with two 5-year renewal options.
/2/ Lease expires in 2000, with one 2-year renewal option.
/3/ Lease expires in 2003, with one 3-year renewal option.
/4/ Lease expires in 2001, with two 3-year renewal options.

                                    _______

/5/ Lease expires in 2008, with two 5-year renewal options.

LUMONICS INC.
-------------

     The following table lists the location and additional details of Lumonics' principal manufacturing facilities and properties:

                         APPROX.
                       FLOOR AREA
     LOCATION          (SQ. FT.)                OWNERSHIP                                     USE
 CANADA
 Kanata, Ontario     74,000          Owned                             Corporate head office, manufacturing
                                                                       operations and research & development
 Nepean, Ontario     40,900 (two     Owned                             Manufacturing operations for custom optics
                     sites)
 UNITED STATES
 Livonia, MI         30,000          Leased; lease expires March 31,   North American customer support center, product
                                     2000                              demonstration facility and parts depot

 Eden Prairie, MIN   69,000          Leased; lease expires June,       Manufacturing operations and research &
                                     1999; no option to renew          development

 Oxnard, CA          44,000          Leased; lease expires June 30,    Manufacturing operations and research &
                                     2004; option to purchase          development

 Phoenix, AR          6,000          Leased; lease expires             Manufacturing operations for customer fibre optics
                                     July 2000
 UNITED KINGDOM
 Rugby, England     110,000          Owned                             Manufacturing operations and research &
                                                                       development

 Hull, England       35,000          Leased; lease expires June,       Manufacturing operations and research &
                                     2002; no option to renew          development

 CONTINENTAL EUROPE
 Munich, Germany     29,600          Leased; lease expires January     European customer support center, product
                                     2013; option to renew             demonstration facility and parts, depot

 ASIA-PACIFIC
 Singapore            5,800          Leased; lease expires February,   Asia-Pacific customer support center, product
                                     2002 option to renew              demonstration facility and parts depot

     Additional sales and services offices are located in France, Italy, and Malaysia. These offices are in leased facilities occupying a total of approximately 5,000 square feet.

                                    _______

ITEM 3.   LEGAL PROCEEDINGS

GENERAL SCANNING INC.
---------------------

     Robotic Vision Systems, Inc. v. View Engineering, Inc. USDC Case No. 95-7441. This case involves a patent infringement complaint by Robotic Vision Systems, Inc. (''RVSI'') alleging infringement of U.S. Patent No. 5,463,227. A trial date is scheduled for June 1, 1999. The referenced patent covers a method of inspecting the electronic interconnect leads of certain semiconductor components. In settlement of separate litigation with RVSI in June 1998 (see below), arising from GSI's acquisition of View in August 1996, GSI agreed not to compete in the field of semiconductor interconnection inspection. During the first six months of 1998, sales by GSI of all products used in semiconductor lead interconnection inspection which involved products relating to the alleged infringement totaled approximately 2% of GSI's total sales.

     Electro Scientific Industries, Inc. v. General Scanning Inc. USDC Case No. C-96-4628. In October, 1998 the U.S. District Court for the Northern District of California issued a decision on motions for summary judgment in an action filed against GSI for alleged patent infringement concerning U.S. Patent Nos. 5,265,114 and 5,473,624. The Court granted Electro Scientific's motions for summary judgment on infringement and on the issue of whether Electro Scientific committed inequitable conduct by intentionally failing to cite prior art to the U.S. Patent Office in connection with one of its patents. The Court denied GSI's motion for summary judgment that the Electro Scientific patents are invalid due to prior art. During March, 1999, the Court granted Electro Scientific's motion for partial summary judgment that upgrade kits, sold by General Scanning for 1.3 micron laser wavelength memory repair, infringe the ESI patents in suit. The referenced patents cover the use of 1.32 micron wavelength lasers in the repair of memory chips and semiconductors with imbedded memory.
In April, 1999 a federal court jury issued a verdict that ESI's patent 5,473,624 was found to be invalid, and that ESI's patent 5,265,114 was valid, and awarded a $13.1 million damage judgment. The company intends to appeal the decisions on
validity and damages.   During the first nine months of 1998, sales by GSI of
products associated with memory repair using 1.32 micron wavelength accounted for approximately 2% of total sales. Since the District Court's decision in October 1998, GSI has discontinued sales of 1.32 wavelength laser systems for use in memory repair applications.

     Electro Scientific Industries, Inc. v. General Scanning Inc. USDC Case No. 98-4027. On or about October 20, 1998, Electro Scientific commenced an action in the U.S. District Court for the Northern District of California alleging infringement of three Electro Scientific patents (U.S. Patent Nos. 5,569,398, 5,685,995 and 5,808,272) and seeking an injunction, damages and attorneys' fees. Discovery has not yet commenced, and a trial date has not been set. The referenced patents cover the use of 1.32 micron wavelength lasers in the trimming of certain semiconductor devices. To date, GSI has shipped only one system employing such technology for an application covered by the patents and this unit is being converted to another wavelength at the request of the customer.

     Robotic Vision Systems Inc. v. View Engineering, Inc. USDC Case No. 96-2288. In June 1998, the U.S. District Court for the Central District of California found infringement by View Engineering, Inc. (''View'') on a particular method of measuring substrate coplanarity of unpopulated ball grid array packages. RVSI had previously dropped all claims for damages; hence, no damages were awarded. The Court determined that View had not willfully infringed and therefore refused RVSI's claim for attorneys' fees. The Court enjoined View from infringing or inducing infringement of the patent in question, No. 5,465,152. GSI, on behalf of View, has appealed the injunction.
No date has been set for oral argument on the appeal. In settlement of separate litigation with RVSI, in June 1998 (see below), arising from the GSI acquisition of View in August 1996, GSI agreed not to compete in the field of semiconductor interconnection inspection. Systems for use in inspection of ball grid electronic interconnection and for measuring substrate coplanarity accounted for approximately 1% of total sales during the first six months of 1998.

     Robotic Vision Systems, Inc. v. General Scanning Inc. USDC Case No. 96-3884. Litigation with RVSI, arising from GSI's acquisition of View in August 1996, was settled in June 1998. RVSI claimed that GSI used improperly obtained information in connection with the acquisition. GSI denied all such claims. Under the terms of the settlement, in consideration of $3.75 million in stock and notes from RVSI, GSI has agreed not to compete and has granted an exclusive technology license to RVSI in the field of semiconductor interconnection inspection. RVSI agreed not to compete in the field of solder paste inspection.

                                    _______

     GSI believes that RVSI's and Electro Scientific's claims in each of the above unresolved actions are without merit and GSI is vigorously defending these proceedings. However, if RVSI or Electro Scientific prevails on one or more of its claims, there could be a material adverse effect on GSI's business, operating results and/or financial condition.

     General Scanning Inc. v. Voxel. In May 1998, a three-member panel of the American Arbitration Association decided in favor of GSI and awarded GSI $1.9 million plus applicable post-judgment interest. The award included $1.0 million that GSI had recorded as earned and due from Voxel as of December 31, 1997 for engineering services performed and out-of-pocket expenses related to the construction of beta units. Following the arbitration decision Voxel filed a voluntary petition under Chapter 11, which was subsequently converted to a proceeding under Chapter 7 of the Federal Bankruptcy Code. Accordingly, during 1998, GSI wrote off the amount due from Voxel.

     Other. A party has commenced legal proceedings in the United States against a number of US semiconductor manufacturing companies, including companies that have purchased systems from GSI. The plaintiff in the proceedings has alleged that certain equipment used by these manufacturers infringes patents claimed to be held by the claimant. While GSI is not a defendant in any of the proceedings, several of GSI's customers have notified GSI that, if the party successfully pursues infringement claims against them, they may require GSI to indemnify them to the extent that any of their losses can be attributed to systems sold to them by GSI.

LUMONICS INC.
-------------

     A party has commenced legal proceedings in the United States against a number of U.S. manufacturing companies, including companies which have purchased systems from Lumonics. The plaintiff in the proceedings has alleged that certain equipment used by these manufacturers infringes patents claimed to be held by the claimant. While Lumonics is not a defendant in any of the proceedings, seven of Lumonics' customers have notified Lumonics that, if the party successfully pursues infringement claims against them, they may require Lumonics to indemnify them to the extent that any of their losses can be attributed to systems sold to them by Lumonics. While Lumonics does not believe that the outcome of these claims will have a material adverse effect upon Lumonics, there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect upon Lumonics' financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of the current executive officers of the Company and the principal occupations held by each person named for at least the past five years. Executive officers serve at the pleasure of the Board of Directors and, except as indicated below, assume current positions on consummation of the merger.

          NAME          AGE               POSITION WITH GSI LUMONICS

 Charles D. Winston     57  Chief Executive Officer

 Warren Scott Nix       52  President and Chief Operating Officer

 Desmond J. Bradley     42  Vice President, Finance and Chief Financial Officer

 Michael R. Kampfe      48  Vice President, Laser Systems Group

 Patrick D. Austin      47  Vice President, Sales

 John W. George         55  Vice President, Customer Support

 Gregory S. Baletsa     45  Vice President, Instruments Group

 Victor Sabella         53  Vice President, Components Group

                                    _______

     Charles D. Winston served as President and Chief Executive Officer of GSI beginning in September 1988 and has been Chief Executive Officer of GSI Lumonics since March, 1999. He has served as a Director of GSI since 1989. Prior to joining GSI, from 1986 to 1988, Mr. Winston served as a management consultant. In 1986, Mr. Winston was an officer of Savin Corporation. From 1981 to 1985, he served as a Senior Vice President of Federal Express Corporation.

     Warren Scott Nix was President and Chief Executive Officer of Lumonics since January 1997 and has been President and Chief Operating Officer of GSI Lumonics since March, 1999. Prior to that time, Mr. Nix was President and Chief Operating Officer of Lumonics. Prior to January 1996, Mr. Nix was Vice President, Operations of Lumonics and prior to July 1994, was Executive Vice President, North American Operations. Prior to June 1993, Mr. Nix was Vice President and General Manager of the Nuclear Division of Allied Signal Inc.

     Desmond J. Bradley has held his current position since October 1994. From September 1993 until October 1994, Mr. Bradley was Vice President, Finance and Administration of Lumonics. Prior to September 1993, he was Vice President, Laser Products Division.

     Michael R. Kampfe joined GSI in 1984. From 1990 through 1996, he served as Vice President and General Manager of GSI's Laser Graphics Division. In late 1996, the Laser Graphics Division was merged into the Optical Scanning Products Division under Mr. Kampfe.

     Patrick Austin has held his current position since January 1996. Prior to that time he was Vice President, Market Development of Lumonics and prior to October 1992 was Vice President, Laser Marking Division.

     John W. George has held his position since January 1997. Prior to that time he was Director, North American Service.

     Gregory S. Baletsa joined GSI in 1985. Beginning in 1989, he has served as Vice President and General Manager of GSI's Recorder Products Division.

     Victor Sabella served as Vice President and General Manager of GSI's Optical Scanning Products Division from October 1992 through 1996. In late 1996, Mr. Sabella became General Manager of the then newly-formed Industrial Laser Products Division, a combination of the Laser Systems Division's laser marking product line and a new initiative for this technology into expanded industrial applications. Following the reorganization of the Laser Systems Group in July 1998, Mr. Sabella has served as Group Vice President, Laser Systems. Prior to joining GSI, from 1991 to 1992, Mr. Sabella served as Senior Vice President of Crosscomm Corp., a communication inter-networking firm. From 1986 to 1991, he served as the General Manager of the Microelectronics Division at Analog Devices, Inc.

                                    _______

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Lumonics' common stock, no par value ("Common Stock"), has been traded on The Toronto Stock Exchange (the "TSE") under the symbol LUM since September 29, 1995. From May, 1989 to September 28, 1995 the Company's Common Stock was not publicly traded. Following the merger to form GSI Lumonics, the common stock was listed and began trading under the symbol GSLI on Nasdaq on March 24, 1999, in addition to the TSE under the symbol LSI.

     The following table sets forth, for the periods indicated, the high and low prices per share of the Common Stock as reported by the TSE in Canadian dollars.

                                       1998 (CDN$)             1997 (CDN$)
                                   HIGH          LOW       HIGH          LOW
                                   ----          ---       ----          ---
First Quarter                     $27.00       $21.50     $30.05        $24.30
Second Quarter                     23.00        11.80      29.00         24.60
Third Quarter                      13.75         7.55      32.25         27.00
Fourth Quarter                      8.75         6.75      29.25         21.50

CURRENCY PRICES

     The following table sets forth in Canadian dollars the exchange rates of the Canadian dollar to the United States dollar, determined based upon publicly available information from the Federal Reserve Bank of New York for the calendar years 1997 and 1998. For example, on December 31, 1997, one US dollar bought
1.4288 Canadian dollars.

                                                     1998            1997
High                                             Cdn$1.5770      Cdn$1.4398
Low                                                  1.4075          1.3357
End of Period                                        1.5375          1.4288
Average (1)                                          1.4898          1.3845

(1) The average of the exchange rate on the last business day of each month during the applicable period.


HOLDERS

On February 5, 1999, there were approximately 288 holders of record Common
Stock.


DIVIDENDS

The Company has never paid cash dividends on its Common Stock. The Company currently intends to reinvest its earnings for use in the business and does not expect to pay cash dividends in the foreseeable future. Subject to the provisions of the Canada-US Income Tax Convention (the "Convention"), Canadian withholding tax at a rate of 25% will be payable on dividends paid or credited, or deemed to be paid or credited, by GSI Lumonics to a US holder on GSI Lumonics common shares. Under the Convention, the withholding tax rate is generally reduced to 15%, or if the US holder is a corporation that owns 10% or more of GSI Lumonics voting stock, to 5%.

                                    _______

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data Lumonics Inc. (and does not include
GSI) on an historical basis.

             (IN THOUSANDS OF US DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                                   YEARS ENDED DECEMBER 31
                                                              --------------------------------------------------------------
                                                                1998          1997          1996         1995          1994
                                                                 $             $             $            $             $
INCOME STATEMENT DATA
Sales....................................................      144,192       177,328      153,367      125,268        97,828
Gross profit.............................................       40,673        65,922       60,999       48,031        34,925
Selling, general and administrative expenses.............       38,420        37,991       33,380       28,769        22,897
Research and development costs...........................       12,985        11,993       11,872        7,068         5,452
Restructuring costs(1)...................................        2,022            --           --           --         1,144
Interest income (expense)(net)...........................        1,578         1,048          634         (854)       (1,108)
Income (loss) before income taxes........................      (11,176)       16,986       16,381       11,340         4,325
Provision for income taxes...............................       (3,260)        5,074        4,635        3,304           997
Net income (loss) for the year...........................       (7,916)       11,912       11,746        8,036         3,327
Net income (loss) per common share:
       --Basic...........................................        (0.46)         0.75         0.83         0.70          0.31
       --Weighted average shares (000's).................       17,079        15,989       14,077       11,521        10,874
       --Diluted.........................................        (0.46)         0.72         0.78         0.65          0.30
       --Adjusted weighted average shares (000's)........       17,079        16,454       15,079       12,457        11,267

                                                                                     AS AT DECEMBER 31
                                                               -------------------------------------------------------------
                                                                  1998          1997         1996         1995          1994
                                                                   $             $            $            $             $
BALANCE SHEET DATA
Working capital..........................................       85,977       110,895       71,981       58,087        30,186
Total assets.............................................      159,642       189,180      135,602      122,802        68,236
Long-term debt...........................................        3,541         6,159       10,365       15,494        17,673
Stockholders' equity.....................................      120,757       133,623       88,345       71,343        33,318

(1) Restructuring costs includes $2,022 in 1998 for severance, and $1,144 in 1994 for the closure of a plant.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               This section contains forward-looking statements which are identified with an asterisk (*). Factors that could significantly impact the expected results referenced in the forward-looking statements are listed in the last paragraph of the section, "Outlook for 1999."

OVERVIEW

     Lumonics is a world leader in development, design, manufacture and marketing of laser-based advanced manufacturing systems for the semiconductor, electronics, aerospace, automotive, aerospace and packaging markets. Lumonics also sells to other emerging markets such as consumer products, medical device manufacturing and nuclear energy.

     For the year ended December 31, 1998, sales declined by 19% following sales growth of 16% and 22% in each of the previous two years. Product prices have remained relatively stable during the periods covered by this discussion, and price fluctuations did not have a material effect on reported gross profit. A significant portion of sales are made in foreign currencies. Fluctuations in currency exchange rates, particularly in the U.S. dollar, the Japanese yen and European currencies can impact Lumonics' sales and expenses. During 1996, Lumonics continued to make significant investments in its distribution channels and accelerated product development programs to strengthen its position in selected markets and acquired the assets of Hobart Laser Products Inc. in June 1996. In

                                    ______

May 1997, Lumonics raised a net $35.7 million through a public offering of two million Lumonics Common Shares.

     Lumonics sales have been and are expected to continue to be heavily dependent upon its customers capital expenditures which are in turn affected by cycles in the markets served by those customers. Lumonics' strategy is to expand applications for its products into different and varied markets to limit its dependency on any one market, but it may not always be successful in doing so.


FISCAL YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

RESULTS OF OPERATIONS

     The information set out below relates to Lumonics Inc., before the merger with GSI and is not indicative of the future results of the merged GSI Lumonics entity. The following table sets forth items in the Consolidated Statement of Operations as a percentage of sales for the periods indicated:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                  ------------------------------------
                                                                                   1998          1997          1996
     Sales................................................................        100.0%        100.0%        100.0%
     Cost of goods sold...................................................         71.8          62.8          60.2
     Gross profit margin..................................................         28.2          37.2          39.8
     Selling, general and administrative..................................         26.7          21.4          21.8
     Research and development.............................................          9.0           6.8           7.7
     Restructuring........................................................          1.4           0.0           0.0
     Income (loss) before the following...................................         (8.9)          9.0          10.3
     Net interest income..................................................          1.1           0.6           0.4
     Income (loss) before taxes...........................................         (7.8)          9.6          10.7
     Provision for (recovery of) income taxes.............................         (2.3)          2.9           3.0
     Net income (loss)....................................................         (5.5)          6.7           7.7

     SALES BY MARKET. The following table sets forth sales (in millions of dollars) to Lumonics' primary markets as well as parts and service revenue for 1998, 1997 and 1996.

                                                 1998                                  1997                         1996
                                     -----------------------------------------------------------------------------------------
                                                          INCREASE                              INCREASE
                                                         (DECREASE)                            (DECREASE)
                                                % OF     OVER PRIOR                   % OF     OVER PRIOR
                                     SALES      TOTAL       YEAR          SALES       TOTAL       YEAR        SALES     TOTAL
Semiconductor..................      $ 14.0      9.7%     (63.3)%         $ 38.1      21.5%         5.0%      $ 36.3     23.7%
Electronics....................        30.8     21.4       11.2             27.7      15.6         51.4         18.3     11.9
Automotive.....................        13.6      9.4      (27.3)            18.7      10.6         37.5         13.6      8.8
Aerospace......................        13.1      9.1      (26.0)            17.7      10.0         12.0         15.8     10.3
Packaging......................        13.5      9.4       (1.5)            13.7       7.7         20.2         11.4      7.4
Emerging.......................        26.7     18.5        0.4             26.6      15.0         (4.7)        27.9     18.2
Parts and Service..............        32.5     22.5       (6.6)            34.8      19.6         15.6         30.1     19.7
                                     ------    -----     ------           ------     -----         ----       ------    -----
  Total........................      $144.2    100.0%     (18.7)%         $177.3     100.0%        15.6%      $153.4    100.0%

     Due to continued cyclical weakness, sales to the semiconductor industry were down 63.3% in 1998 relative to the previous year. The drop in semiconductor, combined with declines of 27.3% and 26.0% in automotive and aerospace respectively, resulted in an overall decline of 18.7% in total sales for the year. Sales to the electronics industry increased by 11.2%, while packaging market sales and emerging markets were essentially flat during the year. During 1997, sales increased 15.6% to $177.3 million, compared with $153.4 million in 1996. The increase in 1997 over 1996 was primarily attributable to continued strong demand in North America, a recovering market in Europe, successful new product introductions in the electronics market and further penetration in the automotive market.

                                   ________

     As expected, the decline experienced in the semiconductor market during 1997, continued into 1998. The continued lack of fabrication plant construction worldwide, resulted in a 63.3% decline in sales relative to the previous year. During 1997, sales growth dropped to 5.0%, after an increase of 41.8% in 1996. The semiconductor market is cyclical and the recent downturn in the industry slowed demand for Lumonics' products. For 1996, contributing to the rate of growth was strong demand for Lumonics' silicon wafer marking systems for new semiconductor fabrication plants, market acceptance of Lumonics' TrayMark(R) product (part of the Lightwriter(R) product line) introduced in 1996 and a strong replacement market.

     Sales continued to grow for the electronics market during 1998, increasing by 11.2% over 1997. The increase is primarily the result of increased demand for systems from the printed circuit board industry, and market acceptance of the new IMPACT(R) GS-600 systems. The increase during 1998 follows an increase of 51.4% in 1997 which resulted from market acceptance of Lumonics' new and enhanced system offerings and new applications. In late 1996 and early 1997, Lumonics started shipping new versions of its ScreenCut(TM) 400 and IMPACT(R) GS-300 systems to manufacturers of printed circuit boards. New applications such as welding components used in the production of computer disk drives also contributed to sales growth.

     During 1998 sales to the automotive sector declined by 27.3% due to lower capital spending by North American automotive companies. This decline contrasted sharply with performance in this market during 1997, which experienced growth of 37.5% and represented 10.6% of total sales. The increase during 1997 followed growth of 63.9% in 1996 when Lumonics' products were gaining acceptance by both automakers and parts suppliers for applications such as welding, cutting and marking. In late 1997, after more than 18 months of development, Lumonics introduced a major new product, MultiWave-Auto(TM), designed principally for applications in the automotive market.

     Sales to the aerospace market also declined during 1998, primarily due to a decreased demand for systems from the aerospace sector in North America. Sales eroded by 26.0% relative to the previous year, after increasing 12.0% to $17.7 million in 1997. During 1997, Lumonics delivered a $3.5 million order (two systems), the largest advanced laser-based systems ever built by Lumonics.

     Packaging market sales were essentially flat during 1998, after growth of 20.2% in 1997. In early 1996, Lumonics reorganized its distribution channels for the packaging market, establishing a sales team complemented by agents with industry knowledge and experience. After implementing this distribution system, Lumonics was able to increase sales to customers in this market from $11.4M, or 7.4% of sales in 1996 to $13.7M, or 7.7% of sales in 1997.

     Sales of systems to emerging markets were also flat during 1998, with increases in demand for medical devices, consumer products and components being offset by a continuing decline in sales in the nuclear energy industry. During 1997 sales to this sector decreased 4.7%, largely because of lower sales to customers in the nuclear energy industry and manufacturers of consumer products.

     Largely as a result of the slowdown in semiconductor, 1998 parts and service revenues declined by 6.6% relative to the previous year. Parts and service revenue had increased 15.6% in 1997, due to a growing installed base, improved service offerings from Lumonics and more customers using multiple production shifts.

     SALES BY REGION.   Distribution of Lumonics' systems and services is via
Lumonics' global network of sales and service offices and through third-party distributors and agents. In 1998, 75% of sales were made through Lumonics' direct sales and service channel, compared with 77% in 1997. Lumonics' sales territories are divided into the following regions: Canada, the United States, Latin and South America, Europe (consisting of Europe, the Middle East and Africa), Japan and Asia-Pacific (consisting of ASEAN countries, China and other Asia-Pacific countries). The table below sets forth sales (in millions of US$) to each geographic region for 1998, 1997 and 1996.

                                          1998                          1997                           1996
                               ----------------------------------------------------------------------------
                                                   INCREASE                      INCREASE
                                                  (DECREASE)                    (DECREASE)
                                           % OF   OVER PRIOR             % OF   OVER PRIOR             % OF
                                  SALES   TOTAL      YEAR       SALES   TOTAL      YEAR       SALES   TOTAL

                                   ________

Canada..................................... $  8.3      5.8%       (14.4)%    $  9.7      5.5%        31.1%   $  7.4      4.8%
United States..............................   61.3     42.5        (33.2)       91.8     51.8         23.7      74.2     48.4
Latin and South America....................    0.6      0.4        (62.5)        1.6      0.9        300.0       0.4      0.3
Europe.....................................   40.4     28.0         21.0        33.4     18.8         13.2      29.5     19.2
Japan......................................   16.0     11.1        (19.2)       19.8     11.2          4.2      19.0     12.4
Asia-Pacific...............................   17.6     12.2        (16.2)       21.0     11.8         (8.3)     22.9     14.9
                                            ------    -----       ------      ------    -----        -----    ------    -----
     Total................................. $144.2    100.0%      ( 18.7)%    $177.3    100.0%        15.6%   $153.4    100.0%

     Sales to customers in Canada decreased 14.4% in 1998 due to lower demand from the automotive and aerospace markets. In 1997, Canadian sales increased 31.1% on demand from the automotive and electronics markets.

     Sales in the United States declined by 33.2% in 1998 due to a weak semiconductor market and lower capital spending in automotive and aerospace. During 1997 sales in the United States increased by 23.7%, with gains in the semiconductor, electronics, automotive and aerospace markets.

     Sales in Latin and South America decreased 62.5% in 1998 on low volume. The decline reflects lower sales to semiconductor and electronics. During 1997 sales increased by 300.0%, again on low volume. The increase in 1997 was attributable to demand in the packaging and electronics markets.

     Sales in Europe increased 21.0% in 1998 after a 13.2% increase in 1997. Sales growth in this region can be attributed to demand from the electronics sector, combined with Lumonics' reorganized and enlarged European sales force and some improvement in general market conditions.

     Sales to Japan declined by 19.2% in 1998 to $16.0 million, compared with $19.8 million in 1997 and $19.0 million in 1996. Economic conditions in Japan affected Lumonics' ability to improve sales performance in that country in both 1998 and 1997. The Japanese market is served primarily by Lumonics' largest distributor and significant shareholder, Sumitomo Heavy Industries, Ltd., which accounted for $15.5 million of 1998 sales and $18.9 million of 1997 sales and $17.4 million of 1996 sales. In 1997, Lumonics commenced discussions with Sumitomo to explore initiatives to improve sales and distribution of Lumonics' products in Japan.

     Sales to the Asia-Pacific region declined 16.2% in 1998, after a decline of 8.3% in 1997. This region continues to feel the impact of a weak semiconductor market. Most of Lumonics' large customers in this region are multinationals manufacturing products for global markets. The economic crisis in the region did not have a material impact on 1997 sales. Growth of 27.9% during 1996 in the Asia-Pacific market can be attributed to Lumonics' increased presence in the region with the opening and staffing of Lumonics' new customer support center in Singapore in April 1996, and strong demand from the semiconductor and electronics markets.

     BACKLOG.   Order backlog was $29 million at December 31, 1998 compared to
$45 million at December 31, 1997due to factors described above.

     GROSS PROFIT MARGIN.   Gross profit margin declined to 28.2% in 1998,
compared with 37.2% in 1997 and 39.8% in 1996. Results during 1998 were impacted by lower overall sales volume, declines in sales of higher margin products, varying levels of capacity use at Lumonics' manufacturing plants, cost overruns on large and custom systems, and costs associated with consolidating UK (Rugby) facilities. Inefficiencies in the manufacture of large custom systems during the 1997 year and higher costs associated with the introduction of advanced products to serve new applications in Lumonics' targeted markets contributed to lower 1997 gross margins.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses increased to 26.7% of sales in 1998 from 21.4% of sales in 1997 and 21.8% in 1996. Actual expenses increased to $38.4 million in 1998 from $38.0 million in 1997, primarily due to increased costs associated with the launch and promotion of new products, and expansion of the Company's information technology infrastructure. Actual 1997 expenses increased to $38.0 million from $33.4 million in 1996, primarily as a result higher costs associated with the launch of new laser-based advanced manufacturing systems, a larger direct sales force and higher sales volumes.

     RESEARCH AND DEVELOPMENT EXPENSES.   Research and development expenses for
1998, net of government assistance, were 9.0% of sales or $13.0 million, compared with 6.8% of sales or $12.0 million in 1997 and 7.7% of

                                  ________
sales or $11.9 million in 1996. Government assistance in 1998 was $0.8 million, compared with $2.1 million in 1997 and $0.2 million in 1996. During 1998 Research and Development investments included products targeted at the aerospace and electronics markets. During the 1997 year, Lumonics launched five new or enhanced products: MultiWave-Auto(TM) for high-power applications in the automotive market, LightWriter(R) 2000 for high-speed marking of semiconductor components, IMPACT(R) GS-300 and ScreenCut(TM) 4000 for applications in the printed circuit board industry, and WaferMark(R) Sigma XC for marking 300-millimeter silicon wafers. Lumonics believes the development of new products is vital to its continued success.

     RESTRUCTURING CHARGE. In an effort to align operating expenses with anticipated sales volumes of $30 million to $36 million per quarter, Lumonics incurred a pre-tax restructuring charge during 1998 of $2.0 million for severance costs related to a 15% downsizing of Lumonics' global workforce (to reduce the number of employees from 1,066 at March 31, 1998). As well, inventory provisions totaling $1.4 million were charged to cost of goods sold.

     INTEREST.   Net interest income was $1.6 million or 1.1% of sales in 1998, compared with $1.0 million or 0.6% in 1997 and $0.6 million or 0.4% in 1996. The increase in 1998 is a result of interest for a full year on the investment of proceeds from a public issue of two million shares in May 1997, which raised $35.7 million.

     INCOME TAXES.   The effective rate of recovery for taxes for 1998 was
29.2%, compared with an effective tax rate of 29.9% for the year ended December 31, 1997 and 28.3% in 1996. The 29.2% recovery rate in 1998 primarily relates to the Company's ability to carry back current losses against prior year profits to recover taxes paid in prior years. Lumonics' effective tax rate for 1997 and 1996 was less than the Canadian statutory tax rate because tax rates in many of the countries where Lumonics operates are lower than the Canadian statutory rate. Lumonics has provided a valuation allowance against operating loss tax carryforwards and investment tax credits due to the uncertainty of their realizability as a result of limitations on their utilization in accordance with certain tax laws and regulations, market conditions, and historical operations in those jurisdictions.

     NET INCOME.   The net loss was $7.9 million in 1998 compared with net
income of $11.9 million in 1997 and $11.7 million in 1996. The net loss was primarily due to decreased sales volumes, gross margin erosion and restructuring activities.


LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments totaled $24.2 million on December 31, 1998 compared to $56.8 million on December 31, 1997.

     In 1998 Lumonics used $6.9 million to fund operations, including a net loss of $7.9 million and investments of $3.6 million in non-cash working capital balances. Accounts receivable provided $13.2 million in cash during the year, which was offset by an $8.3 million increase in inventory and $6.1 million in income taxes. During 1997, a net $5.3 million was used in operating activities, including $21 million in non-cash working capital, primarily a result of an increase in accounts receivable from shipments late in the fourth quarter. Net income and non-cash items contributed $15.7 million. In 1996, a net $15.2 million was provided by operating activities, when net income of $11.7 million was supplemented by non-cash charges including $3.1 million for depreciation.

     During 1998, a total of $11.3 million in cash was used in investing activities. These activities included $43.5 million of purchases and $47.1 million of maturities of short-term investments, $13.9 million in capital expenditures and $1.2 million to acquire Meteor Optics Inc. Capital expenditures in 1998 included $6.3 million to complete the expansion of manufacturing facilities in Rugby, England that began in 1997 and approximately $1.5 million to purchase and equip a second optics facility in Nepean, Canada. Cash flows used in investing activities totaled $9.3 million in 1997, including $80.2 million of purchases and $79.4 million of maturities of short term investments, and $8.7 million in capital expenditures. Capital expenditures included $4.2 million of costs incurred in the expansion and modernization of Lumonics' manufacturing facility in Rugby, England and $4.5 million invested in machinery and equipment at other Lumonics' locations. Cash flows provided by investing activities totaled $9.8 million in 1996, including $20.8 million of purchases and $38.1 million of maturities of short term investments, $5.1 million in fixed asset additions, $4.4 million to acquire the assets of Hobart Laser Products Inc. and $1.5 million received as

                                   ________
payment in full of a mortgage receivable that was not due until December 31, 2001. Capital additions during 1996 included $4.6 million on machinery and equipment, $0.3 million on building improvements and $0.2 million on vehicles.

     Cash flow used in financing activities was $10.6 million for the year ended December 31, 1998 compared to cash provided by financing activities of $42.8 million for 1997 and $2.1 million for 1996. Changes during the 1998 year were primarily due to $7.9 million reduction in bank indebtedness, $2.3 million used to repay long term debt and $0.6 million used to repurchase and cancel 94,900 common shares. Changes during the 1997 year were primarily due to $7.7 million increase in bank indebtedness, $2.5 million used to repay long term debt, $35.7 million raised through a public offering of 2 million shares of common stock and $1.9 million raised from the exercise of stock options. Changes during the 1996 year were primarily due to $2.6 million used to repay long term debt and $4.8 million raised from the exercise of stock options.

     Under borrowings by Lumonics from Sumitomo Heavy Industries, Ltd. in 1990 and 1991, term loans are repayable by Lumonics in 10 equal semi-annual installments, which commenced in April 1996. Lumonics made two payments in 1998 totaling $2.3 million and two payments in 1997 totaling $2.5 million. As at December 31, 1998, the current portion of the long-term debt was $3.5 million.

     At December 31, 1998, Lumonics had credit facilities available of up to approximately $20 million which are denominated in Canadian dollars, US dollars and Pound Sterling (1997 - $21 million). Bank indebtedness is due on demand and bears interest based on prime which resulted in an effective average rate of 7% for fiscal 1998 (1997 - 8%). As at December 31, 1998, the Company had unused and available demand lines of credit amounting to approximately $9 million (1997
- $3 million). Accounts receivable and inventories have been pledged as collateral for the bank indebtedness under general security agreements. The borrowings require, among other things, the Company to maintain specified financial ratios and conditions. As at December 31, 1998, the Company was in breach of certain covenants and the lending institutions have provided waivers up to December 31, 1998. Borrowings under Lumonics bank indebtedness amounted to $7.3 million as at December 31, 1998 and $15.2 million as at December 31, 1997. GSI Lumonics is reviewing and restructuring its existing lines of credit to meet the needs of the merged company. GSI Lumonics believes that existing cash balances, together with cash generated from the future merged operations and available bank lines of credit, will be sufficient to satisfy anticipated cash needs to fund working capital and investments in facilities and equipment for the merged business for the next two years. *

                                   ________

CURRENCY EXCHANGE MATTERS

     Lumonics has substantial operations in the United States and the United Kingdom, the sales and related expenses of which create a partial hedge against foreign currency exposure. In addition, Lumonics has a policy that permits up to 50% of the foreign currency exposure in the annual operating plan to be hedged. As at December 31, 1998, Lumonics had no hedge contracts in place. As at December 31, 1997, Lumonics had hedge contracts in place to exchange $9.0 million for Canadian dollars at an average rate of Cdn$1.4161 ($0.7061).


YEAR 2000

     Lumonics has an evolving plan intended to achieve Year 2000 compliance for its products and operations. In November 1998, Lumonics notified its customers that all of its laser system products in current manufacture had achieved Year 2000 compliance. For products which were not in current manufacture, Lumonics provides advice and information to customers regarding those products and, where possible, provides upgrades or modifications to the existing products so as to render those products Year 2000 compliant. Lumonics has upgraded major information technology systems to serve its business needs, which suppliers have confirmed to be Year 2000 compliant. Lumonics performed individual tests on internal desktop and laptop computers. Lumonics has performed tests on, or has received certification of compliance from suppliers on embedded systems such as telephone systems, security systems and heating, ventilation and air conditioning systems. Computers and systems found to be non-compliant will be upgraded during 1999.

     The Year 2000 specific costs incurred in the past, and expected to be incurred in the future, do not have a material effect on Lumonics' financial position or results of operations.

     Lumonics is confident of its readiness in the area of internal operations. However, some customers, suppliers and distributors have not certified Year 2000 compliance to Lumonics. The Company's reasonable worst case scenario with respect to Year 2000 is manufacturing problems of customers or suppliers having a material impact on Lumonics if customers delay orders or suppliers delay delivery of parts.

     Through 1999, Lumonics intends to develop contingency relationships with alternate suppliers where existing suppliers cannot certify Year 2000 compliance to offset, to the extent possible, potential disruption in the supply of parts.

     Readers are cautioned that the Year 2000 section contains forward-looking information. Please see the "Outlook for 1999" for a list of some of the factors that could cause actual results to differ materially from expected results.*

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements. However, it could increase volatility in earnings and other comprehensive income.


OUTLOOK FOR 1999

                                   ________

     Excluding the impacts of the merger with GSI, Lumonics expects its sales to remain between $30 million and $37 million per quarter pending a recovery in capital equipment spending. Because of lower backlog to start the year (December 31, 1998 - $29 million; December 31, 1997 - $45 million), first quarter 1999 sales are expected to come in at the lower end of this range. In response, Lumonics plans to reduce its global workforce by 12%. To cover the associated costs, Lumonics will record a restructuring charge of between $0.9 million and $1.1 million in the first quarter of 1999. Because of the timing of restructuring initiatives, Lumonics expects to report a loss in the first quarter of 1999.

     The merger was completed on March 22, 1999. Prior to the closing of the merger, integration teams were developing plans to guide the first 12 months integration initiatives of GSI Lumonics. Cross functional, inter-company teams covering manufacturing operations, distribution, research and development, technology, customer support and administration were asked to cover many topics including customer retention, cost saving synergy, revenue enhancement opportunities and organization structure.

     In the first two weeks following the close of the merger, GSI Lumonics moved quickly to implement integration plans. On April 5, 1999 the Company announced measures to consolidate operations and realize cost savings. The measures include closing the Oxnard, California manufacturing facility; removing sales office redundancy in key markets outside North America and improving production capabilities for the semiconductor industry through a product rationalization and a production transfer. As a result of the changes, GSI Lumonics' facility in Wilmington, Massachusetts will begin manufacturing semiconductor wafer marking equipment that was previously produced in Oxnard. Oxnard's other marking product line will be rationalized and consolidated with a similar product line developed and manufactured at the Wilmington facility. To ensure an orderly transition, the changes are being phased in and will be completed by the summer of 1999. The costs associated with these restructuring activities will be incurred in the first quarter of 1999.

     GSI Lumonics has also moved quickly to implement an organization structure to see it through at least the first 12 months. All redundant employment positions were identified in the first week following the merger.

     There will be other integration initiatives that will be identified in the release of first quarter 1999 results. These include the re-organization of the Company's worldwide sales force, integration of worldwide customer support and consolidation of some of the Company's administrative functions.

     The information included in the above "Outlook for 1999" section, as well as in certain statements made throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations that are identified by an asterisk (*) is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of a laser manufacturing business operating in the global economy. Some factors that could significantly impact expected revenues, costs, and net income (loss) include: capital expenditures by customers which are in turn affected by cycles in the markets served by those customers, the Asian economic environment, the impacts of the Company's merger related activities, foreign currency exchange rate fluctuations, timing and shipment of significant orders, the level of cost-reduction efforts and the general economic environment. With respect to the forward-looking statements set forth in the "Legal Proceedings" section, some of the factors that could affect the ultimate disposition of these contingencies are the development of facts in individual cases, settlement opportunities and the actions of plaintiffs, judges and juries. Some factors that could significantly impact the Company's expected Year 2000 readiness and the estimated cost thereof include the results of the technical assessment, remediation and testing of date-sensitive systems and equipment and the ability of critical business suppliers and customers to achieve Year 2000 readiness.

                                   ________

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLMENTARY DATA

                                 LUMONICS INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                Page
Auditors' Report............................................................................  FIN - 2

Consolidated Balance Sheets as at December 31, 1998 and 1997................................  FIN - 3

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1998, 1997 and 1996............................................................  FIN - 4

Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996..  FIN - 5

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996..  FIN - 6

Notes to Consolidated Financial Statements..................................................  FIN - 7

                                   ________

                                     FIN-1

                               AUDITORS' REPORT

To the Stockholders of
Lumonics Inc.

     We have audited the consolidated balance sheets of Lumonics Inc. as at December 31, 1998 and 1997 and the consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. Our audits also included the financial statement schedule listed at Item 14 of this Form 10-K Annual Report. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in accordance with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     On February 12, 1999 (except for note 21 which is as of March 17, 1999), we reported without reservation to the stockholders on the Company's consolidated financial statements prepared in accordance with accounting principles generally accepted in Canada.


Ottawa, Canada,                             Ernst & Young LLP
February 12, 1999 (except for note 21       Chartered Accountants
which is as of March 17, 1999).

                                   ________

                                     FIN-2

                                 LUMONICS INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)


                                                                                        AS OF DECEMBER 31,
                                                                                  ----------------------------
                                                                                     1998                1997
                                 ASSETS
                                 ------
Current
Cash and cash equivalents......................................................    $ 24,229            $ 56,828
Short-term investments (note 13)...............................................       8,098              12,325
Accounts receivable (notes 2 and 6)............................................      31,673              45,096
Due from related party (note 12)...............................................       3,844               5,328
Inventories (notes 3 and 6)....................................................      44,096              35,369
Other assets (note 5)..........................................................       8,305               4,783
Current portion of swap contracts  (note 13)...................................       1,076                 564
                                                                                   --------            --------
     Total current assets......................................................     121,321             160,293
Fixed assets, net (note 4).....................................................      32,209              23,960
Long-term portion of swap contracts (note 13)..................................       1,076               1,128
Other assets (note 5)..........................................................       5,036               3,799
                                                                                   --------            --------
                                                                                   $159,642            $189,180
                                                                                   ========            ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Current
Bank indebtedness (note 6).....................................................    $  7,261            $ 15,213
Accounts payable...............................................................       5,605               8,145
Accrued compensation and benefits..............................................       3,456               3,657
Other accruals (note 17).......................................................      15,481              16,178
Income taxes       --               3,125
Current portion of long-term debt (note 7).....................................       3,541               3,080
                                                                                   --------            --------
     Total current liabilities.................................................      35,344              49,398
Long-term debt (note 7)........................................................       3,541               6,159
                                                                                   --------            --------
     Total liabilities.........................................................      38,885              55,557
                                                                                   --------            --------
Commitments and contingencies (notes 13 and 14)
Stockholders' equity (note 8)
Capital stock, no par value (1998 - 17,101,000 shares;
      1997 - 17,056,000 shares)................................................     138,871             139,178
Deficit........................................................................      (9,451)             (1,448)
Accumulated other comprehensive income.........................................      (8,663)             (4,107)
                                                                                   --------            --------
     Total stockholders' equity................................................     120,757             133,623
                                                                                   --------            --------
                                                                                   $159,642            $189,180
                                                                                   ========            ========

                            See accompanying notes

                                   ________

                                     FIN-3

                                 LUMONICS INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                      ACCUMULATED
                                                                                         OTHER
                                                     CAPITAL STOCK                   COMPREHENSIVE    COMPREHENSIVE
                                                 ----------------------
                                                 # SHARES     AMOUNT      DEFICIT        INCOME           INCOME          TOTAL
                                                 ---------  -----------  ----------  ---------------  --------------  --------------
                                                 (000'S)
BALANCE, DECEMBER 31, 1995.....................    13,821     $ 96,854    $(25,106)         $(2,306)       $  6,743        $ 69,442
                                                                                                           ========
Net income.....................................                             11,746                           11,746          11,746
Issuance of capital stock
     --stock options...........................       893        4,765                                                        4,765
Foreign currency translation adjustment........                                               2,392           2,392           2,392
                                                 ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996.....................    14,714      101,619     (13,360)              86        $ 14,138          88,345
                                                                                                           ========
Net income.....................................                             11,912                           11,912          11,912
Issuance of capital stock
     --public offering (net of issuing costs)..     2,000       35,658                                                       35,658
     --stock options...........................       387        1,901                                                        1,901
Foreign currency translation adjustment........                                              (4,193)         (4,193)         (4,193)

                                                 ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997.....................    17,101      139,178      (1,448)          (4,107)       $  7,719         133,623
                                                                                                           ========
Net loss.......................................                             (7,916)                          (7,916)         (7,916)

Issuance of capital stock
    --  stock options..........................        50          233                                                          233
Repurchase of capital stock under
   normal course issuer bid....................       (95)        (540)        (87)                                            (627)

Foreign currency translation adjustment........                                              (4,556)         (4,556)         (4,556)

                                                 ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998.....................    17,056     $138,871    $ (9,451)         $(8,663)       $(12,472)       $120,757
                                                 ========     ========    ========          =======        ========        ========

                             See accompanying notes

                                   ________

                                     FIN-4

                                 LUMONICS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)


                                                                               YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                                     1998                1997                1996
                                                                     ----                ----                ----
Sales (note 12).................................................   $144,192            $177,328            $153,367
Cost of goods sold..............................................    103,519             111,406              92,368
                                                                   --------            --------            --------
Gross profit....................................................     40,673              65,922              60,999
Selling, general and administrative expenses....................     38,420              37,991              33,380
Research and development costs (note 9).........................     12,985              11,993              11,872
Restructuring (note 19).........................................      2,022                  --                  --
                                                                   --------            --------            --------
Income (loss) before the following..............................    (12,754)             15,938              15,747
Interest expense (note 7).......................................        642               1,104               1,213
Interest income.................................................     (2,220)             (2,152)             (1,847)
                                                                   --------            --------            --------
Income (loss) before income taxes...............................    (11,176)             16,986              16,381
Provision for (recovery of) income taxes (note 10)..............     (3,260)              5,074               4,635
                                                                   --------            --------            --------
Net income (loss) for the year..................................   $ (7,916)           $ 11,912            $ 11,746
                                                                   ========            ========            ========
Net income (loss) per common share (note 8)
     -- Basic...................................................   $  (0.46)           $   0.75            $   0.83
     -- Weighted average shares (000's).........................     17,079              15,989              14,077
     -- Diluted.................................................   $  (0.46)           $   0.72            $   0.78
     -- Adjusted weighted average shares (000's)................     17,079              16,454              15,079

                             See accompanying notes

                                   ________

                                     FIN-5

                                 LUMONICS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS OF U.S. DOLLARS)


                                                                                YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------------
                                                                      1998                 1997                 1996
                                                                      ----                 ----                 ----
OPERATING ACTIVITIES
Net income (loss) for the year.................................     $ (7,916)            $ 11,912             $ 11,746
Items not affecting cash
   Depreciation................................................        4,739                3,607                3,070
   Amortization of intangible assets...........................          861                  400                  380
   Deferred income tax recovery................................       (1,306)                (434)                (732)
   Exchange loss (gain)........................................          330                  241                   13
Net change in non-cash operating assets and liabilities........       (3,616)             (21,011)                 686
(note 11)......................................................     --------             --------             --------
Cash provided by (used in) operating activities................       (6,908)              (5,285)              15,163
                                                                    --------             --------             --------

INVESTING ACTIVITIES
Additions to fixed assets......................................      (13,941)              (8,706)              (5,145)
Maturity of short-term investments.............................       47,091               79,351               38,136
Purchase of short-term investments.............................      (43,522)             (80,185)             (20,835)
Proceeds on disposal of fixed assets...........................          373                  294                  548
Additions to patents and technology............................         (102)                 (53)                 (84)
Decrease in other long-term assets.............................           --                   10                1,523
Acquisition of assets of Hobart Laser Products Inc.............           --                   --               (4,356)
(note 16)
Acquisition of Meteor Optics Inc. (note16).....................       (1,158)                  --                   --
                                                                    --------             --------             --------
Cash provided by (used in) investing activities................      (11,259)              (9,289)               9,787
                                                                    --------             --------             --------
FINANCING ACTIVITIES
Issue of share capital (net of issue costs)....................          233               37,560                4,765
Repurchase of share capital....................................         (627)                  --                   --
Repayment of long-term debt....................................       (2,325)              (2,527)              (2,561)
Increase (decrease) in bank indebtedness.......................       (7,865)               7,741                 (151)
                                                                    --------             --------             --------
Cash provided by (used in) financing activities................      (10,584)              42,774                2,053
                                                                    --------             --------             --------
Effect of foreign currency translation on cash and cash
equivalents....................................................       (3,848)                (710)              (1,383)
                                                                    --------             --------             --------

Net increase (decrease) in cash and cash equivalents...........      (32,599)              27,490               25,620
Cash and cash equivalents, beginning of year...................       56,828               29,338                3,718
                                                                    --------             --------             --------
Cash and cash equivalents, end of year.........................     $ 24,229             $ 56,828             $ 29,338
                                                                    ========             ========             ========

                            See accompanying notes

                                  ___________

                                     FIN-6

                                 LUMONICS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1998
      (TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND MERGER WITH GENERAL SCANNING

     Lumonics Inc. designs, develops, manufactures and markets laser-based advanced manufacturing systems. The systems are used in highly automated environments for applications such as cutting, drilling, welding, marking and coding a wide range of products and materials. The Company's principal markets are in Canada, United States, Europe and Asia-Pacific. On October 27, 1998 the Company signed an Agreement and Plan of Merger with General Scanning Inc., a U.S. company engaged in similar business as the Company. See note 21.

BASIS OF PRESENTATION AND CHANGE IN REPORTING CURRENCY

     These consolidated financial statements have been prepared by the Company in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the U.S. (''GAAP''), applied on a consistent basis. Prior to 1998, the Company prepared and filed its consolidated financial statements in Canadian dollars. During 1998, the Company adopted the U.S. dollar as its reporting currency for presentation. Accordingly, these consolidated financial statements have been restated in accordance with SFAS No. 52, Foreign Currency Translation.

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

     Cash equivalents are investments held to maturity and have original maturities of three months or less. Cash equivalents consist principally of Canadian commercial paper, short-term corporate debt, and banker's acceptances. Cash equivalents are stated at cost, which approximates their fair value.

SHORT-TERM INVESTMENTS

     Short-term investments consist principally of Government of Canada Treasury Bills and banker's acceptances, with original maturities greater than three months. The Company has classified these investments as available-for-sale securities in accordance with SFAS 115, and carries them at fair value. Any unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a component of accumulated other comprehensive income until realized.

INVENTORIES

     Finished goods are valued at the lower of average cost and net realizable value. Work-in-process and raw materials are valued at the lower of average cost and replacement cost.

FIXED ASSETS

                                  ___________

                                     FIN-7

                                 LUMONICS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1998
      (TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)

     Fixed assets are stated at cost. Buildings, machinery and equipment are predominantly depreciated using the declining balance method at the following rates:

          Buildings.................................................   4-5%
          Machinery and equipment....................................20-33%

GOODWILL

     Goodwill consists of the excess of cost over acquired net identifiable assets for business purchase combinations.

     The amortization period for goodwill is determined on a separate basis for each acquisition. Goodwill is amortized on a straight-line basis over periods ranging from a minimum of two to a maximum of ten years from the date of acquisition. The Company assessed the recoverability of its goodwill by determining whether the amortization of goodwill over the remaining lives can be recovered from future discounted operating results. At this time, the Company expects full recoverability.

PATENTS AND TECHNOLOGY

     Patents and purchased technology are stated at cost and are amortized on a straight-line basis over the expected life of the asset, up to 17 years. The Company periodically assesses the recoverability of its patents and technology assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

REVENUE RECOGNITION

     The Company recognizes substantially all of its revenue at date of shipment or when services are provided. Where applicable, a percentage of completion basis is used for certain long term contracts. The Company accrues potential product liability and warranty claims, based on the Company's claim experience, when revenue is recognized.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to expense as incurred and are reduced by related non-refundable government assistance.

FOREIGN CURRENCY TRANSLATION

     The financial statements of the parent company and its non-U.S. subsidiaries have been translated into U.S. dollars in accordance with the Financial Accounting Standards Board (FASB) Statement No. 52, Foreign Currency Translation. All balance sheet amounts have been translated from foreign currencies into U.S. dollars at the exchange rates in effect at year end. Income statement amounts have been translated using the weighted average exchange rate for the applicable year. Gains and losses resulting from changes in exchange rates from year to year have been reported as a separate component of accumulated other comprehensive income.

                                  ___________

                                     FIN-8

                                 LUMONICS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1998
      (TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)


DERIVATIVE FINANCIAL INSTRUMENTS

     Foreign exchange forward contracts and local currency borrowings are used to reduce the impact of certain foreign currency balance sheet fluctuations and foreign currency denominated sales.

     Gains and losses from forward contracts that are not hedges of firm commitments are accrued at each balance sheet date and included in the Consolidated Statements of Operations as foreign exchange transactions gains (losses).

     In certain circumstances, the Company uses currency and interest rate swap contracts to manage foreign currency exposures and interest rate risk. Payments and receipts under such swap contracts are recognized as adjustments to interest expense on a basis that matches them with the fluctuations in the interest receipts and payments under floating rate financial assets and liabilities.

INCOME TAXES

     The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the income tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

2.   ACCOUNTS RECEIVABLE

     Accounts receivable are net of an allowance for doubtful accounts of $311,000 and $191,000 as of December 31, 1998 and 1997, respectively. Accounts receivable include unbilled receivables on long-term contracts of $5,531,000 and $3,367,000 as of December 31, 1998 and 1997, respectively.

3.   INVENTORIES

                                                       1998           1997
                                                       ----           ----
       Raw materials...............................   $ 9,123        $ 9,082
       Work-in-process.............................    14,062         12,138
       Finished goods..............................    20,911         14,149
                                                      -------        -------
                                                      $44,096        $35,369
                                                      =======        =======

4.   FIXED ASSETS

                                                         1998                                 1997
                                                --------------------------          ---------------------------
                                                              ACCUMULATED                            ACCUMULATED
                                                    COST     DEPRECIATION                COST       DEPRECIATION
                                                    ----     -------------               ----       -------------
     Land....................................     $  2,146   $        --               $  2,117     $        --
     Buildings...............................       24,144         4,963                 15,939           3,986
     Machinery and equipment.................       30,218        19,336                 26,634          16,744
                                                  --------       -------               --------         -------
                                                    56,508       $24,299                 44,690         $20,730
     Accumulated depreciation................      (24,299)                             (20,730)
                                                  --------                             --------
     Net book value..........................     $ 32,209                             $ 23,960
                                                  ========                             ========

                                  __________

                                     FIN-9

                                 LUMONICS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1998
      (TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)

5.   OTHER ASSETS

                                                                                        1998               1997
                                                                                     -----------        ----------
Short term other assets
          Income tax recoverable................................................        $3,201             $   --
          Prepaid expenses......................................................         1,890              1,677
          Deferred income taxes.................................................         3,214              3,106
                                                                                        ------             ------
                                                                                         8,305              4,783
                                                                                        ======             ======
   Long term other assets
          Deferred income taxes.................................................           912                 --
          Patents and technology, net of accumulated amortization
              of $1,783 (1997 - $1,125).........................................         2,813              3,443
          Goodwill, net of accumulated amortization of $1,170 (1997 - $1,084)...         1,259                304
          Other.................................................................            52                 52
                                                                                        ------             ------
                                                                                        $5,036             $3,799
                                                                                        ======             ======

6.   BANK INDEBTEDNESS

     The Company has credit facilities of approximately $20 million which are denominated in Canadian dollars, US dollars and Pound Sterling (1997 - $21 million). Bank indebtedness is due on demand and bears interest based on prime which resulted in an effective average rate of 7% for fiscal 1998 (1997 - 8%). As at December 31, 1998, the Company had unused and available demand lines of credit amounting to approximately $9 million (1997 - $3 million).

Accounts receivable and inventories have been pledged as collateral for the bank indebtedness under general security agreements. The borrowings require, among other things, the Company to maintain specified financial ratios and conditions. As at December 31, 1998, the Company was in breach of certain covenants and the lending institutions have provided waivers.

7.   LONG-TERM DEBT

     The Company has a long term loan from Sumitomo Heavy Industries, Ltd., a significant shareholder, all of which is repayable in Japanese yen. The foreign exchange rates as at December 31, 1998 were 1 $Cdn to 73.8 yen (1997 - 1 $Cdn to
90.5 yen) and 1 $US to 113.0 yen (1997 - 1 $U.S. to 129.9 yen).

     The Company has entered into currency and interest rate swap contracts which oblige it to pay Canadian dollars and receive Japanese yen, and pay U.S. dollars and receive Japanese yen, on the dates principal and interest payments are due. The terms of these contracts are described in Note 13.

                                   _________

                                     FIN-10

                                 LUMONICS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1998
      (TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)

Long term debt is comprised of:

                                                                                     1998           1997
                                                                                     ----           ----
       Sumitomo Heavy Industries, Ltd., Japanese yen term loans,
         interest payable semi- annually at 6.30% with semi-annual
         principal payments, maturing October 31, 2000..........................    $ 7,082        $ 9,239
       Less current portion.....................................................     (3,541)        (3,080)
                                                                                    -------        -------
                                                                                    $ 3,541        $ 6,159
                                                                                    =======        =======

     Interest expense on long-term debt during the year amounted to $371,000 (1997 - $464,000; 1996 - $640,000).

     Principal repayments of long-term debt are as follows:

     1999.......................................................................                   $ 3,541
     2000.......................................................................                     3,541
                                                                                                   -------
                                                                                                   $ 7,082
                                                                                                   =======

8.   STOCKHOLDERS' EQUITY

CAPITAL STOCK

     The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. In fiscal 1994, the shareholders approved a reduction in the stated legal capital and deficit totaling $29,575,000. The stated legal capital stock of the company at December 31, 1998 is $109,296,000

(1997 - $109,603,000; 1996 - $72,044,000; 1995 - $67,279,000).

ACCUMULATED OTHER COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") effective January 1, 1998. SFAS No. 130 requires that all non-owner changes in equity such as the change in the such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from deficit in the equity section of the balance sheet.

     Accumulated other comprehensive income comprises only unrealized foreign currency translation gains and losses. For the year end December 31, 1998, the Company has an unrealized foreign currency translation loss of $4,556,000, (1997
- loss of $4,193,000; 1996 - gain of $2,392,000) primarily as a result of fluctuations of the U.S. dollar against the Canadian dollar and pound sterling.

NET INCOME (LOSS) PER COMMON SHARE

     The dilutive effect of stock options is excluded under the requirements of SFAS 128 for calculating basic net income (loss) per share, but is included in the calculation of diluted net income per share.

                                  __________

                                     FIN-11

                                 LUMONICS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1998
      (TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)

The reconciliation of the numerator and denominator for the calculation of basic net income per share and diluted net income per shares is as follows: (000's, except for per share amounts)

                                                                               1998           1997           1996
                                                                               ----           ----           ----
Basic net income (loss) per share
     Net income (loss).....................................................  $(7,916)        $11,912        $11,746
                                                                             -------         -------        -------
     Weighted average number of shares outstanding.........................   17,079          15,989         14,077
     Basic net income (loss) per share.....................................  $ (0.46)        $  0.75        $  0.83
                                                                             -------         -------        -------
Diluted net income (loss) per share
     Net income (loss).....................................................  $(7,916)        $11,912        $11,746
                                                                             -------         -------        -------
     Weighted average number of shares outstanding.........................   17,079          15,989         14,077
     Dilutive effect of stock options......................................       --             465          1,002
                                                                             -------         -------        -------
     Adjusted weighted average number of shares outstanding................   17,079          16,454         15,079
                                                                             -------         -------        -------
     Diluted net income (loss) per share...................................  $ (0.46)        $  0.72        $  0.78
                                                                             =======         =======        =======

STOCK OPTIONS

     The Company has stock option plans providing for the issue of options to purchase the Company's common stock. Outstanding options vest over periods of one to four years beginning on the date of grant. The options expire over a period of two to seven years beginning at the date of grant. Of the 3.7 million (1997 - 3.7 million) options authorized under these plans, 103,425 (1997 - 843,198) options were available for grant as at December 31, 1998.

     Under SFAS No. 123, the Company has elected to continue applying APB Opinion 25 in accounting for its stock option plans, and to provide the pro forma disclosure of earnings per share as if the fair value based method of accounting had been applied.

     The exercise price of all stock options is equal to the market price of the stock on the trading day preceding the date of grant. Accordingly, no compensation cost has been recognized in the financial statements for the Company's stock option plans. If the fair values of the options granted in fiscal 1998, 1997 and 1996 had been recognized as compensation expense on a straight-line basis over the vesting period of the grant (consistent with the method prescribed by SFAS No. 123), the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts below:

                                                                               1998           1997           1996
                                                                               ----           ----           ----
Net income (loss)
     As reported...........................................................  $(7,916)        $11,912        $11,746
     Pro forma.............................................................  $(8,976)        $11,145        $11,486
Basic net income (loss) per share
     As reported...........................................................  $ (0.46)        $  0.75        $  0.83
     Pro forma.............................................................  $ (0.53)        $  0.70        $  0.82
Diluted net income (loss) per share
     As reported...........................................................  $ (0.46)        $  0.72        $  0.78
     Pro forma.............................................................  $ (0.53)        $  0.68        $  0.76

     Because SFAS No. 123 is applicable only to options granted subsequent to January 1, 1995, the above pro forma disclosure is not indicative of pro forma amounts that will be reported in future years. It is expected that all non-vested awards will be included in the pro forma disclosure in fiscal 2000.

     The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.6%, 5.8% and 5.9%; expected life of the options of 1.2 years, 1.8 years, and
1.8 years; expected volatility of 40%, 30% and 30% and a dividend yield of zero for all years.

                                  __________

                                     FIN-12

                                 LUMONICS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1998
      (TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)

     Activity in the stock option plans for fiscal 1998, 1997 and 1996 was as follows:

                                                                   1998                          1997                    1996
                                                          ----------------------------------------------------------------------
                                                                       WEIGHTED                WEIGHTED                WEIGHTED
                                                                        AVERAGE                 AVERAGE                 AVERAGE
                                                                       EXERCISE                EXERCISE                EXERCISE
                                                           # OPTIONS     PRICE     # OPTIONS     PRICE     # OPTIONS     PRICE
                                                          -----------  ---------  -----------  ---------  -----------  ---------
                                                            (000'S)                 (000'S)                 (000'S)
Outstanding, beginning of year...........................      1,321      $13.15         951      $ 5.71       1,836      $ 5.16
       Granted...........................................        879        5.16         833       18.40          50       19.16
       Exercised.........................................        (50)       4.72        (387)       4.91        (893)       5.33
       Canceled..........................................       (146)      15.63         (76)       0.34         (42)       5.13
                                                               -----      ------       -----      ------       -----      ------
Outstanding, end of year.................................      2,004      $ 9.11       1,321      $13.15         951      $ 5.71
                                                               =====      ======       =====      ======       =====      ======

Options exercisable at year end..........................        705                     123                      69
                                                               -----                   -----                   -----
Weighted average per share fair value of options
     granted during the year calculated using the
     Black-Scholes option pricing model..................                 $ 1.00                  $ 3.76                  $ 3.79
                                                                          ======                  ======                  ======

     The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 1998:

                                                               OPTIONS OUTSTANDING                           OPTIONS
                                                                                                           EXERCISABLE
                                           -------------------------------------------------------------------------------
                                                            WEIGHTED        WEIGHTED                         WEIGHTED
                                                            AVERAGE         AVERAGE                          AVERAGE
         RANGE OF                                          REMAINING        EXERCISE                         EXERCISE
      EXERCISE PRICES                        # OPTIONS        LIFE           PRICE         # OPTIONS          PRICE
                                            -----------   -----------     ------------    ------------    -------------
                                              (000'S)                                       (000'S)
     $2.61 to $5.10.                           1,208       3.8 years         $ 4.48           373             $ 3.83
     $8.43 to $11.11                              54       2.6 years         $ 9.57            33             $ 9.47
     $15.03 to $18.69                            742       2.2 years         $16.59           299             $16.08
                                               -----                                          ---
                                               2,004                                          705
                                               =====                                          ===

REPURCHASE OF COMMON SHARES

     The On April 29, 1998, the Board of Directors authorized a program to repurchase up to 5% of its issued and outstanding common shares. During the year, the Company repurchased 94,900 common shares for approximately $627,000. Pursuant to provisions of the Agreement and Plan of Merger with General Scanning Inc., the Company suspended its repurchase program.


9.   RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are net of non-refundable government assistance of $772,000
(1997 - $2,123,000; 1996 - $167,000).

10.  INCOME TAXES

     Details of the income tax provision (recovery) are as follows:

                                                                              1998            1997            1996
                                                                            --------        --------        --------
Current
       Canadian.................................................             $ 1,687          $2,513          $   830

                                  __________

                                     FIN-13

                                 LUMONICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1998
      (TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)


       Foreign.........................................................         (3,641)          2,995            4,537
                                                                               -------          ------          -------
                                                                                (1,954)          5,508            5,367
                                                                               -------          ------          -------
     Deferred
       Canadian........................................................           (247)            384            1,029
       Foreign.........................................................         (1,059)           (818)          (1,761)
                                                                               -------          ------          -------
                                                                                (1,306)           (434)            (732)
                                                                               -------          ------          -------
     Income tax provision (recovery)...................................        $(3,260)         $5,074          $ 4,635
                                                                               =======          ======          =======

     The income tax provision (recovery) reported differs from the amounts computed by applying the Canadian rate to income (loss) before income taxes. The reasons for this difference and the related tax effects are as follows:

                                                                             1998            1997            1996
                                                                             ----            ----            ----
     Expected Canadian tax rate........................................      44.6%           44.0%            44.0%
     Expected income tax provision (recovery)..........................   $(4,984)         $7,474          $ 7,208
     Canadian rate adjustment for manufacturing and processing
        activities.....................................................      (363)           (624)            (354)
     Foreign tax rate differences......................................       266            (244)             (98)
     Change in valuation allowance.....................................     1,216            (230)            (195)
     Permanent difference for UK tax deduction.........................        --              --           (1,325)
     Settlement of Canadian and foreign tax matters....................        --            (423)              --
     Other items.......................................................       605            (879)            (601)
                                                                          -------          ------          -------
     Reported income tax provision.....................................   $(3,260)         $5,074          $ 4,635
                                                                          =======          ======          =======

     Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes. Significant components of the Company's deferred tax assets and liabilities as at December 31 are as follows:

                                                                                        1998                 1997
                                                                                        ----                 ----
     Deferred tax assets
          Operating tax loss carryforwards...................................          $ 6,539              $ 2,803
          Investment tax credits.............................................              582                1,042
          Research and development expenses..................................              646                1,454
          Accounting provisions not deductible...............................            1,400                1,504
          Deferred revenue...................................................            1,231                  790
          Other..............................................................              535                  756
                                                                                       -------              -------
     Total deferred tax assets...............................................           10,933                8,349
     Valuation allowance for deferred tax assets.............................           (5,731)              (4,515)
                                                                                       -------              -------
     Net deferred tax assets.................................................            5,202                3,834
                                                                                       -------              -------
     Deferred tax liabilities
          Book and tax differences on assets.................................            1,076                  728
                                                                                       -------              -------
     Net deferred income tax asset...........................................          $ 4,126              $ 3,106
                                                                                       =======              =======

     The Company has provided a valuation allowance related primarily to operating losses and unclaimed expenses of companies with an inconsistent history of taxable income and loss, due to the uncertainty of their realization.

     The net change in the total valuation allowance for the years ended December 31, 1998 and December 31, 1997 was an increase of $1,216,000 and a decrease of $230,000, respectively.

     As at December 31, 1998, the Company had loss carryforwards of approximately $16 million available to reduce future years' income for tax purposes of which $650,000 expires by the end of 2001, a further $330,000 expires by the end of 2003, with the remainder carried forward indefinitely.

                                   _______

                                    FIN-14

                                 LUMONICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1998
      (TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)


     Income(loss) before taxes attributable to foreign operations was ($15,200,000); $7,370,000; and $9,693,000 in each of fiscal 1998, 1997 and 1996, respectively. The Company has not recorded a provision for withholding tax on unremitted earnings of foreign subsidiaries as the Company currently has no plans to repatriate those earnings. The amount of retained earnings(deficit) of foreign subsidiaries as at December 31, 1998 was ($5,700,000), (1997 - $13,020,000).

     Income taxes paid were $2,316,000; $2,531,000 and $4,527,000 for fiscal years 1998, 1997 and 1996, respectively.


11.  STATEMENT OF CASH FLOWS

     The net change in non-cash working capital balances related to operations consists of:

                                                                 1998            1997            1996
                                                            --------------  --------------  ---------------
   Accounts receivable..................................          $13,220        $(21,405)         $  (745)
   Due from related party...............................            1,188          (2,086)           1,345
   Inventories..........................................           (8,343)         (3,654)            (217)
   Accounts payable.....................................           (2,097)          3,790             (931)
   Deferred revenue.....................................            2,341            (608)           2,654
   Accrued warranty provision...........................             (446)            777              765
   Other accrued liabilities............................           (3,229)            (74)          (3,051)
   Accrued compensation and benefits....................               28             (77)           1,290
   Income taxes.........................................           (6,073)          2,013              450
   Prepaid expenses.....................................             (205)            313             (874)
                                                                  -------        --------          -------
                                                                  $(3,616)        (21,011)         $   686
                                                                  =======        ========          =======

Supplemental cash flow information:

     Interest paid during the year totaled $899,000, $1,112,000, and $1,231,000 for the years 1998, 1997 and 1996, respectively.

                                 ____________

                                    FIN-15

                                 LUMONICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1998
      (TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)


12.  RELATED PARTY TRANSACTIONS

     In addition to matters discussed elsewhere, the Company had the following transactions with related parties:

     During the year ended December 31, 1998, the Company recorded sales revenue of $15,540,000

(1997 - $18,891,000; 1996 - $17,380,000) from Sumitomo Heavy Industries, Ltd., a significant shareholder, at values and terms approximately equivalent to third party transactions. Transactions with Sumitomo are at normal trade terms.


13.  FINANCIAL INSTRUMENTS

     The Company does not actively trade derivative financial instruments but uses them to manage foreign currency and interest rate positions associated with its debt instruments. The terms of these derivative contracts match the terms of the underlying debt instruments and are generally used to reduce financing costs. The Company currently has three such contracts outstanding, two of which convert yen denominated debt to U.S. dollar denominated debt and one contract which converts a yen denominated debt into Canadian dollars.

     The fair value of the Company's recognized financial instruments approximates carrying amounts where applicable, except as shown in the table below. The fair value of long-term debt was determined by discounting cash flows of the obligation at the rates generally available to the Company on similar credit facilities. The fair values of the swap contracts have been estimated by management using available market information and do not necessarily represent amounts that the Company could potentially realize in a current market exchange transaction between willing parties.

                                                                                   1998                    1997
                                                                          ----------------------------------------------
                                                                           CARRYING      FAIR      CARRYING      FAIR
                                                                            VALUE       VALUE       VALUE       VALUE
                                                                          ----------  ----------  ----------  ----------
Long-term debt:
       Sumitomo Heavy Industries, Ltd., Japanese yen term loans.........    $7,082      $7,430      $9,239      $9,797
Favorable value of swaps:
       --to convert 200 million yen (1997 - 300 million yen) to U.S.
         $1,365 (1997 - U.S. $2,047), semi-annual interest at the
         six-month LIBOR less 1.56%.....................................       406         523         262         748
       --to convert 300 million yen (1997 - 450 million yen) to Cdn
         $2,326 (1997 - Cdn $3,488) semi-annual interest at the three
         month bankers acceptance rate less 1.62%.......................     1,136       1,312       1,035       1,416
       --to convert 300 million yen (1997 - 450 million yen) to U.S.
         $2,046 (1997 - U.S. $3,070) interest payable semi-annually
         at 8.20%.......................................................       610         698         395         575
                                                                            ------      ------      ------      ------
Favorable value of swaps................................................     2,152       2,533       1,692       2,739
                                                                            ------      ------      ------      ------
Economic value..........................................................    $4,930      $4,897      $7,547      $7,058
                                                                            ======      ======      ======      ======

     The Company is exposed to credit-related losses with respect to the positive fair value of the swap contracts in the event of non-performance by the Canadian Imperial Bank of Commerce and the Industrial Bank of Japan as counterparties. The Company does not expect any counterparties to fail to meet their obligations.

                                 ____________

                                    FIN-16

                                 LUMONICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1998
      (TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)


     The entitlements under the swap contracts are as follows:

   1999.......................................................................   $1,076
   2000.......................................................................    1,076
                                                                                 ------
                                                                                 $2,152
                                                                                 ======

     As of December 31, 1998, the Company had no foreign exchange forward contracts (1997 - contracts to sell approximately U.S. $9 million in exchange for Canadian dollars at an average rate of $1.416).

     As at December 31, 1998, the Company had $8,098,000 (1997 - $12,325,000)
invested in short-term investments denominated in Canadian dollars with maturity dates between January 7, 1999 and January 21, 1999.

RISK AND UNCERTAINTIES

     The Company operates internationally in one business segment. The Company principally manufactures and distributes lasers. The Company is not dependent on any single customer, group of customers, or supplier.

     The Company may experience fluctuations in operating results due to a variety of factors including the rate of growth of markets for lasers, market acceptance of the Company's products and those of its competitors, expenses relating to the introduction of new products or new versions of existing products, changes in pricing policies by the Company and its competitors, timing of receipts of orders from major customers, the timing of shipments and conditions in foreign markets and reliance on a limited number of suppliers.

     There is no concentration of credit risk related to the Company's position in trade accounts receivable other than the amount due from Sumitomo Heavy Industries, Ltd., a related party. Credit risk, with respect to trade receivables, is minimized because of the diversification of the Company's operations, as well as its large customer base and its geographical dispersion.


14.  COMMITMENTS AND CONTINGENCIES

     Future minimum payments under long-term operating leases for manufacturing premises, automobiles and equipment are as follows:

      1999..............................................................................      $ 2,853
      2000..............................................................................        2,903
      2001..............................................................................        2,631
      2002..............................................................................        2,107
      2003..............................................................................        1,646
      2004 and beyond...................................................................        4,708
                                                                                              -------
                                                                                              $16,848
                                                                                              =======

     Rent expense during fiscal 1998, 1997 and 1996 was $1,923,000, $1,645,000 and $1,754,000 respectively.

     As has been reported by the Company since 1994, a party has commenced legal proceedings in the United States against a number of U.S. manufacturing companies, including companies which have purchased systems from Lumonics. The plaintiff in the proceedings has alleged that certain equipment used by these manufacturers infringes patents claimed to be held by it. While the Company is not a defendant in any of the proceedings, seven of Lumonics' customers have notified the Company and others that, if the party successfully pursues its infringement claims against them, they may require Lumonics to indemnify them to the extent that any of their losses can be attributed to systems sold to them by the Company. While the Company does not believe that the outcome of these claims will have a material adverse effect upon the Company, there can be no assurance that any such claims, or any

                                 ____________

                                    FIN-17

                                 LUMONICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1998
      (TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)


similar claims, would not have a material adverse effect upon the Company's financial condition or results of operations.

YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations.
It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.


15.  DEFINED BENEFIT PENSION PLAN

     The Company's subsidiary in the United Kingdom maintains a pension plan, known as the Lumonics Ltd. UK Pension Scheme. The plan has two components: the Final Salary Plan, which is a defined benefit plan, and the Retirement Savings Plan, which is a defined contribution plan. Effective April 1997, membership to the Final Salary Plan was closed. The most recent actuarial valuation of the plan was performed as at November 30, 1997. The extrapolation as at December 1, 1998 indicates the actuarial present value of the accrued pension benefits and the net assets available to provide for these benefits, at market value, were as follows:

                                                                                      1998          1997
                                                                                      ----          ----
     Pension fund assets......................................................       12,000        10,000
     Accrued pension benefits.................................................        9,500         8,100

     The assumptions used to develop the actuarial present value of the accrued pension benefits were as follows for 1998, 1997, and 1996:

     Discount rate...........................................................................    9%
     Compensation increase rate..............................................................    7%
     Investment return assumption............................................................    9%
     Average remaining service life of employees.............................................   18 years

     The estimates are based on actuarially computed best estimates of pension asset long-term rates of return and long-term rate of obligation escalation. Variances between these estimates and actual experience are amortized over the employees' average remaining service life.

     Pension expense during fiscal 1998, 1997 and 1996 was $670,000, $500,000, and $360,000 respectively.

                                 ____________

                                    FIN-18

                                 LUMONICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1998
      (TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)


16.  ACQUISITIONS

     In June 1998, the Company acquired, for cash consideration of $1,158,000, all outstanding shares of Meteor Optics Inc., a fiber-optics manufacturer based in the United States. This transaction has been accounted for as a purchase. Net tangible assets had no significant value, and the purchase price has been allocated to goodwill and will be amortized over 10 years.

     In June 1996, the Company acquired, for cash consideration of $4,356,000, working capital of $2,526,000 and technology of $1,830,000 from Hobart Laser Products Inc., a laser manufacturer and distributor based in the United States. This transaction has been accounted for as a purchase.


17.  OTHER ACCRUALS

     Other accruals consist of:

                                                                                      1998               1997
                                                                                -----------------  -----------------
     Deferred revenue........................................................        $ 7,379              5,449
     Accrued warranty provision..............................................          2,961              3,619
     Other...................................................................          5,141              7,110
                                                                                     -------            -------
                                                                                     $15,481            $16,178
                                                                                     =======            =======


18.  SEGMENT INFORMATION

     The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information for the December 31, 1998 year end.

     The Company and its subsidiaries operate internationally in Canada, the United States, Europe, Japan and Asia-Pacific in one dominant industry segment, the manufacture and distribution of lasers.

                                                         1998                                     1997
                                        -------------------------------------------------------------------------------
                                                           FIXED      INTANGIBLE                   FIXED      INTANGIBLE
                                              SALES       ASSETS        ASSETS        SALES       ASSETS        ASSETS
                                             --------     -------       ------       --------     -------       ------
Canada...............................        $  8,264     $ 9,349        $  218      $  9,750     $ 9,010        $2,297
United States........................          61,269       3,381         2,167        91,835       4,043         1,299
Latin and South America..............             657          24            --         1,577          --            --
Europe...............................          40,427      19,161         1,687        33,385      10,606           151
Japan................................          15,987          --            --        19,806          --            --
Asia-Pacific.........................          17,588         294            --        20,975         301            --
                                             --------     -------        ------      --------     -------        ------
                                             $144,192     $32,209        $4,072      $177,328     $23,960        $3,747
                                             ========     =======        ======      ========     =======        ======

Sales are attributed to geographic regions based on location of customers.

                                 ____________

                                    FIN-19

                                 LUMONICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1998
      (TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)


19.  RESTRUCTURING COSTS

The Company incurred $2.0 million in restructuring costs in the form of severance costs during the year ended December 31, 1998. In addition, an inventory write-down of $1.4 million is included in the cost of goods sold.

20.  COMPARATIVE FIGURES

     Certain comparative figures have been reclassified from statements previously presented to conform to the presentation of the 1998 financial statements.

21.  SUBSEQUENT EVENTS

     In January 1999, the Company announced plans to reduce its global workforce by 12%. To cover the associated costs, the Company will record a restructuring charge of between $850,000 and $1.0 million in fiscal 1999, excluding any restructuring resulting from the merger discussed below.

     On March 17, 1999, the shareholders of General Scanning Inc. ("GSI") and Lumonics Inc. ("Lumonics) approved an agreement to form GSI Lumonics Inc. ("GSI Lumonics") as a merger of equals. GSI stockholders will each receive 1.347 GSI Lumonics common shares for each share of GSI common stock they own and Lumonics shareholders will continue to hold their common shares of Lumonics which, following the merger, will be renamed GSI Lumonics Inc. Immediately following the merger, the GSI stockholders and the Lumonics shareholders will each, as a group, own approximately 50% of the common shares of GSI Lumonics. In addition, Lumonics will assume all options and warrants to purchase GSI common stock outstanding at the time of the merger, which will be exercisable for GSI Lumonics common shares. The transaction will be accounted for by the purchase accounting method. Unaudited Pro Forma financial information for the acquisition as if the business had been acquired at the beginning of each respective fiscal period is presented as follows:

                                                                                             (unaudited)
                                                                                    PRO FORMA           PRO FORMA
                                                                                     COMBINED           COMBINED
                                                                                       1998               1997
                                                                                ------------------  -----------------
     Revenue..................................................................       $325,589            $358,858
     Net income (loss)........................................................       $(10,510)           $ 16,116
     Net income (loss) per common share  - basic..............................       $  (0.31)           $   0.49
     Net income (loss) per common share  - diluted............................       $  (0.31)           $   0.48

The unaudited Pro Forma information does not include the operating savings or synergies anticipated as a result of the combined operations.

                                 ____________

                                    FIN-20

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISRANT

Directors

     The information with respect to directors is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 1999 (the "1999 Proxy Statement") and is incorporated herein by reference.

Executive Officers

     The information with respect to executive officers is set forth under the caption "Executive Officers" in Part I of this report.

Reports of Beneficial Ownership

     The information required by this item is contained in the 1999 Proxy Statement and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is contained in the Company's 1999 Proxy Statement and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

     The response to this item is contained in the Company's 1999 Proxy Statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is contained in the Company's 1999 Proxy Statement under the caption "Certain Transactions: and is incorporated herein by reference.

                                 ____________

                                    FIN-21

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

LIST OF FINANCIAL STATEMENTS

     The financial statements required by this item are listed in Item 8, "Financial Statements and Supplementary Data" herein.


LIST OF FINANCIAL STATEMENT SCHEDULES

     See Schedule II-Valuation and Qualifying Accounts. All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.


LIST OF EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION

 2.1 Amended and Restated Agreement and Plan of Merger, dated as of October 27, 1998, by and among the Registrant, Grizzly Acquisition Corp., New Grizzly Acquisition Corp. and General Scanning Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules referred to in the Merger Agreement are omitted. The Registrant hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request. (5)

 3.1 Certificate and Articles of Continuance of the Registrant dated March 22, 1999. (6)

 3.2      By-Law No.1 of the Registrant. (5)

10.1 Line of Credit Agreement between the Registrant and CIBC dated April 8, 1998 and accepted April 15, 1998. (5)

10.2 Loan Agreement between Sumitomo Heavy Industries, Ltd. and the Registrant dated August 10, 1990. (5)

10.3 Amended and Restated Revolving Credit Agreement between GSI and The First National Bank of Boston dated as of December 28, 1995. (3)

10.4 Amendment to Amended and Restated Revolving Credit Agreement between GSI and the First National Bank of Boston dated July 25, 1997. (4)

10.5 Second Amendment to Amended and Restated Revolving Credit Agreement between GSI and the First National Bank of Boston dated November 28, 1997. (4)

10.6 Lease Agreement between JRF II Associates Ltd. Partnership and Lumonics Corporation dated September 24, 1991. (5)

10.7 Industrial Space Lease between Lumonics Corporation and The Travelers Insurance Company dated March 17, 1992. (5)

10.8      Lease Agreement between Lumonics Corporation and Sisilli dated June
          1994. (5)

10.9 Lease dated August 10, 1989, as amended to date, between GSI and Arlington Center Garage and Service Corp. (1)

                                 ____________

                                    FIN-22

EXHIBIT
NUMBER                             DESCRIPTION

10.10 Lease dated February 24, 1989, as amended to date, between Ames Realty Trust Associates and Teradyne Laser Systems Inc. and GSI (1)

10.11 GSI Lease dated July 31, 1996, as amended to date, between View Engineering, Inc. and Donald J. Devine as Trustee under the Donald J. Devine Trust Agreement. (2)

10.12 Lease dated March 24, 1995, as amended to date, between View Engineering, Inc. and Marjorie Lynn Landon. (2)

10.13 Lease dated July 15, 1997, as amended to date, between GSI and The Wilmington Realty Trust. (4)

10.14     1998 Management Incentive Plan of the Registrant. (5)

10.15     1998 Executive Management Incentive Plan of the Registrant. (5)

10.16     Severance Agreement between the Registrant and Robert J. Atkinson dated April 13, 1998. (5)

10.17 Severance Agreement between the Registrant and W. Scott Nix dated April 13, 1998. (5)

10.18 Severance Agreement between the Registrant and Michael W. Lupiano dated April 13, 1998. (5)

10.19 Severance Agreement between the Registrant and Patrick D. Austin dated April 13, 1998. (5)

10.20 Severance Agreement between the Registrant and John W. George dated April 13, 1998. (5)

10.21 Severance Agreement between the Registrant and Desmond J. Bradley dated April 13, 1998. (5)

10.22 Split Dollar Compensation Agreement dated September 13, 1997 between GSI and Charles D. Winston. (4)

10.23 Key Employee Retention Agreement between GSI and Charles Winston dated May 1, 1998 and amended October, 1998. (5)

10.24 Key Employee Retention Agreement between GSI and Linda Palmer dated May 1, 1997 and amended October 27, 1998. (5)

10.25 Key Employee Retention Agreement between GSI and Kurt Pelsue dated May 1, 1997 and amended October 27, 1998. (5)

10.26 Key Employee Retention Agreement between GSI and Michael R. Kampfe dated May 1, 1997 and amended October 27, 1998. (5)

10.27 Key Employee Retention Agreement between GSI and Victor Sabella dated May 1, 1997 and amended October 27, 1998. (5)

10.28 Key Employee Retention Agreement between GSI and Joseph Verderber dated May 1, 1997 and amended October 27, 1998. (5)

10.29 Key Employee Retention Agreement between GSI and Gregory Baletsa dated May 1, 1998 and amended October 27, 1998.(5)

10.30 Key Employee Retention Agreement between GSI and Victor H. Woolley, dated May 1, 1997. (5)

10.31 Settlement Agreement dated June 12, 1998 between GSI and Robotic Vision Systems, Inc. (5)

 21.1     Subsidiaries of the Registrant. (5)

 21.2     Subsidiaries of GSI (4)

 24.1     Powers of Attorney. (5)

 99.1 Amended and Restated Stock Option Agreement dated October 27, 1998 by and among GSI, Lumonics and Grizzly Acquisition Corp. (5)

 99.2 Stock Option Agreement dated October 27, 1998 by and among GSI and Lumonics (5)

                                 ____________

                                    FIN-23

EXHIBIT
NUMBER                             DESCRIPTION

99.3      Form of Proxy for GSI common stock. (5)

99.6      1981 Stock Option Plan of GSI (1)

99.7      1992 Stock Option Plan of GSI (1)

99.8      1995 Directors' Warrant Plan of GSI (1)

99.9      1994 Executive Management Stock Option Plan of the Registrant. (5)

99.10     1994 Key Employees and Directors Stock Option Plan of the Registrant.
          (5)

99.11     1995 Employees and Directors Stock Option Plan of the Registrant. (5)

----------
(1) Incorporated by reference to GSI's registration statement on Form S-1, filed August 11, 1995 (33-95718)
(2) Incorporated by reference to GSI's Current Report on Form 10-K for the year ended December 31, 1996.
(3) Incorporated by reference to GSI's Current Report on Form 10-Q for the quarter ended June 30, 1996.
(4) Incorporated by reference to GSI's Current Report on Form 10-for the year ended December 31, 1997.
(5) Incorporated by reference to Lumonics' registration statement on Form S-4/A Amendment No. 2, filed February 11, 1999 (333-71449)


REPORTS ON FORM 8-K

A report on Form 8-K has been filed during the first quarter of 1999.

                                 ____________

                                    FIN-24

                                 LUMONICS INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

------------------------------------------------------------------------------------------------------------------------
 Description                                         BALANCE AT    CHARGED TO
                                                     BEGINNING     COSTS AND      CHARGED                      BALANCE
                                                     OF PERIOD      EXPENSES     TO OTHER                     AT END OF
                                                                                 ACCOUNTS      DEDUCTIONS      PERIOD
------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996
  Allowance for doubtful accounts.................      $293          $ 59          $--           $131          $221
------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997
  Allowance for doubtful accounts.................      $221          $ 15          $--           $ 45          $191
------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998
  Allowance for doubtful accounts.................      $191          $109          $--           $(11)         $311
------------------------------------------------------------------------------------------------------------------------

                                 ____________

                                    FIN-25