Form 10-Q
period 1999-04-02
GSI LUMONICS INC
filed 1999-05-14
CIK 1076930

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934

       For the quarterly period ended     APRIL 2, 1999

                                     or

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934

                         Commission File No. 333-71449
                                 -------------

                               GSI LUMONICS ROAD
            (Exact name of registrant as specified in its charter)

     NEW BRUNSWICK, CANADA                              38-1859358
     (Jurisdiction of incorporation)               (I.R.S. Employer No.)

                               105 SCHNEIDER ROAD
                         KANATA, ONTARIO, CANADA K2K 1Y3
                    (Address of principal executive officers)

                           TELEPHONE: (613)592-1460

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]


  As of April 28, 1999, there were 34,164,225 shares of Common Stock, no par value, outstanding.

                               GSI LUMONICS INC.
                               Table of Contents

                                                                                          Page
                                                                                          ----
Part I - Financial Information:

       Item 1.  Financial Statements

                      Consolidated Balance Sheets....................................       3

                      Consolidated Statements of Operations..........................       4

                      Consolidated Statements of Cash Flows..........................       5

                      Notes to Consolidated Financial Statements.....................      6-12

       Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations............................     13-17

Part II - Other Information..........................................................     18-19

Signatures...........................................................................      20

                      GSI LUMONICS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN US$ THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 APRIL 2,       DEC. 31,
                                                                                                   1999           1998
                                                                                                   ----           ----
                                                                                                (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents.............................................................     $   37,423    $   24,229
     Short term investments................................................................              -         8,098
     Accounts receivable, less allowance of $2,986 (December 31, 1998 - $311)..............         57,126        31,673
     Due from related party................................................................          3,283         3,844
     Inventories...........................................................................         69,771        44,096
     Deferred tax and other current assets.................................................         33,972         8,305
     Current portion of swap contracts.....................................................            820         1,076
                                                                                                 -----------   -----------
          Total current assets.............................................................        202,395       121,321
                                                                                                 -----------   -----------

Property, plant and equipment, net of accumulated depreciation
   of $59,620 (December 31, 1998 - $24,299)................................................         51,101        32,209
Long term portion of swap contracts........................................................            820         1,076
Other assets...............................................................................          3,892           964
Intangible assets, net of amortization of $4,760 (December 31, 1998 - $2,953)..............         18,992         4,072
                                                                                                 -----------   -----------
                                                                                                $  277,200    $  159,642
                                                                                                 ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank indebtedness.....................................................................     $   13,669    $    7,261
     Accounts payable......................................................................         14,863         5,605
     Accrued expenses and income taxes.....................................................         68,846        18,937
     Current portion of deferred compensation..............................................            757             -
     Current portion of long term debt.....................................................          4,826         3,541
                                                                                                 -----------   -----------
          Total current liabilities........................................................        102,961        35,344
                                                                                                 -----------   -----------

Long-term debt due after one year                                                                    3,328         3,541
Deferred compensation, less current portion                                                          1,430             -
Commitments and contingencies (see note 10)
Stockholders' equity:
     Capital stock, no par value;
      issued shares of 34,164,225 (December 31, 1998 - 17,056,001).........................        222,513       138,871
     Deficit...............................................................................        (44,942)       (9,451)
     Cumulative translation adjustment.....................................................         (7,945)       (8,663)
     Unrealized (loss) on marketable equity securities, net................................           (145)            -
                                                                                                 -----------   -----------
          Total stockholders' equity.......................................................        169,481       120,757
                                                                                                 -----------   -----------
                                                                                                $  277,200    $  159,642
                                                                                                 ===========   ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                      GSI LUMONICS INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN US$ THOUSANDS, EXCEPT SHARE DATA)

                                                                           THREE MONTHS ENDED
                                                                 -----------------------------------
                                                                     APRIL 2,            MARCH 31,
                                                                       1999                 1998
                                                                 --------------      ---------------
Sales:
  Laser systems and components............................       $      37,385       $       39,065
  Printers................................................               1,209                    -
                                                                 -------------       --------------
     Total sales..........................................              38,594               39,065
                                                                 -------------       --------------

Cost of sales:
  Laser systems and components............................              30,424               25,855
  Printers................................................                 651                    -
                                                                 -------------       --------------
     Total cost of sales..................................              31,075               25,855
                                                                 -------------       --------------

Gross profit:
  Laser systems and components............................               6,961               13,210
  Printers................................................                 558                    -
                                                                 -------------       --------------
     Total gross profit...................................               7,519               13,210
                                                                 -------------       --------------

Operating expenses:
  Research and product development........................               3,336                3,269
  Selling, general and administrative.....................              10,821                9,454
  Acquired in-process research and development............              13,000                    -
  Restructuring and other charges.........................              19,631                    -
                                                                 -------------       --------------
     Total operating expenses.............................              46,788               12,723
                                                                 -------------       --------------

Income (loss) from operations.............................             (39,269)                 487
Interest income (expense), net............................                 194                  326
Foreign exchange transaction gains (losses)...............                (787)                (531)
                                                                 -------------       --------------
Income (loss) before income taxes.........................             (39,862)                 282
Income taxes provision (benefit)..........................              (4,371)                 132
                                                                 -------------       --------------
Net income (loss).........................................       $     (35,491)      $          150
                                                                 =============       ==============

Foreign currency translation adjustments..................                 718                1,516
Change in unrealized gain (loss) on marketable equity
  securities, net.........................................                (145)                   -
                                                                 -------------       --------------
Comprehensive income (loss)...............................       $     (34,918)      $        1,666
                                                                 =============       ==============

Net income (loss) per common share:
  Basic...................................................       $       (1.85)      $         0.01
  Diluted.................................................       $       (1.85)      $         0.01
                                                                 =============       ==============

Weighted average common shares outstanding................              19,204               17,105
                                                                 =============       ==============

Weighted average common shares outstanding
  and dilutive potential common shares....................              19,204               17,379
                                                                 =============       ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                      GSI LUMONICS INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (IN US$ THOUSANDS)

                                                                                                   THREE MONTHS ENDED
                                                                                          ---------------------------------
                                                                                              APRIL 2,           MARCH 31,
                                                                                               1999                1998
                                                                                          -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................................................          $    (35,491)       $        150
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
  Acquired in-process research and development..................................                13,000                   -
  Depreciation and amortization.................................................                 5,071               1,274
  Deferred compensation.........................................................                    65                   -
  Deferred income taxes.........................................................                (4,009)                (59)
  Unrealized currency exchange loss (gain)......................................                   (70)                (73)
Changes in current assets and liabilities:
  Accounts receivable...........................................................                 6,414               4,224
  Inventories...................................................................                 7,466              (5,641)
  Other current assets..........................................................                  (354)               (573)
  Accounts payable, accrued expenses, and taxes payable.........................                 9,650                  36
                                                                                          ------------        ------------
Net cash provided by (used in) operating activities.............................                 1,742                (662)
                                                                                          ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Merger with General Scanning Inc..............................................                   1,451                   -
Additions to property, plant, and equipment, net..............................                  (1,043)             (2,777)
Maturity of short term investments............................................                   8,208               2,062
Purchase of short term investments............................................                       -             (22,741)
Decrease in other assets......................................................                     249                   -
                                                                                          ------------        ------------
Net cash (used in) investing activities.......................................                   8,865             (23,456)
                                                                                          ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) of bank indebtedness and others, net......................                   2,017              (4,701)
Payments on long-term debt....................................................                      (3)                  -
Proceeds from exercise of stock options.......................................                     114                  36
                                                                                          ------------        ------------
Net cash provided by (used in) financing activities...........................                   2,128              (4,665)
                                                                                          ------------        ------------

Effect of exchange rate changes on cash and cash equivalents..................                     459                 858
                                                                                          ------------        ------------

Increase (decrease) in cash and cash equivalents..............................                  13,194             (27,925)
Cash and cash equivalents, beginning of period................................                  24,229              56,828
                                                                                          ------------        ------------
Cash and cash equivalents, end of period......................................            $     37,423        $     28,903
                                                                                          ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for :
  Interest......................................................................          $         85        $        258
  Income taxes..................................................................          $        432        $      1,745

  The accompanying notes are an integral part of these consolidated financial statements.

                      GSI LUMONICS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                IN U.S. DOLLARS

1.   BASIS OF PRESENTATION
     ---------------------

     The unaudited interim financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position and results of operations for the periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998, and the Form S-4 registration statement filed in February 1999. The results for the interim periods are not necessarily indicative of results to be expected for the year or any future periods.

     The consolidated financial statements include the accounts of GSI Lumonics Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   MERGER
     ------

     On March 22, 1999, the Company completed a merger of equals with General Scanning Inc., Watertown, Massachusetts, a leading manufacturer of laser systems and components, and printers. The merger transaction has been accounted for as a purchase for accounting purposes and accordingly, the operations of General Scanning have been included in the consolidated financial statements from the date of merger. The aggregate purchase price of $84 million was allocated to General Scanning net identifiable assets, in accordance with the purchase method of accounting, as follows:

          (in thousands)
          Shares purchased (a)..........................        $ 83,074
          Options purchased (b) & (c)...................             917
                                                            ------------
          Total purchase price..........................        $ 83,991
                                                            ============

          Current assets, including cash of $4,719......          89,070
          Fixed assets..................................          21,546
          Acquired technology (d).......................          13,000
          Allocated to goodwill (e).....................           3,704
          Other long term assets (f)....................           3,950
          Current liabilities...........................         (56,081)
          Long term debt................................             (28)
          Deferred compensation, net of $757 current
          portion.......................................          (1,365)
          Transaction costs.............................          (2,805)
          In-process research and development (g).......          13,000
                                                            ------------
                                                                $ 83,991
                                                            ============

(a) 17,079,475 common shares of GSI Lumonics Inc. valued at US$4.864 per share, in exchange for all 12,679,640 thousand General Scanning outstanding shares of common stock, on the basis of an exchange ratio of 1.347 shares of GSI Lumonics Inc. for each one share of General Scanning common stock. The total value assigned to these issued shares is $83,074 thousand. Issue and registration costs of $463 thousand were charged against equity.
(b) 2,051,903 GSI Lumonics Inc. stock options valued at US$0.443 per share option, total $909 thousand, in exchange for 1,523,314 General Scanning outstanding stock options.
(c) 70,717 GSI Lumonics Inc. stock options valued at US$0.11 per share option, total $8 thousand, in exchange for 52,500 General Scanning outstanding stock warrants.

(d) Acquired technology of $13 million is being amortized on a straight line basis over the useful life of 60 months
(e) Goodwill arising from the transaction of $3.7 million is being amortized on a straight-line basis over a ten year period.
(f) Other long term assets includes note receivable from Robotic Vision Systems, Inc. (RVSI) of $2,250, 271,493 shares of RVSI common stock $764 thousand, and other deposits of $936 thousand.
(g) Acquired in-process research and development of $13 million charged against income in 1999 results from an appraisal of General Scanning intangible assets.

The allocation of purchase price may be subject to adjustment, as additional information regarding preacquisition contingencies becomes available during the year.

     The following unaudited pro forma results of operations have been prepared using the purchase method of accounting as if the merger had occurred at the beginning of each fiscal period.

          (in thousands except per share amounts)          Pro forma combined
                                                           Three months ended
                                                        ------------------------
                                                         April 2,     March 31,
                                                          1999          1998
                                                          ----          ----
          Sales.......................................  $ 59,053      $ 89,517
                                                        ========================

          Net income (loss)...........................  $(42,619)     $  2,032
                                                        ========================
          Net income (loss) per common share:
            Basic                                       $  (1.25)     $   0.06
            Diluted                                     $  (1.25)     $   0.06
                                                        ========================

          Weighted average common shares outstanding      34,145        33,994
                                                        ========================
          Weighted average common shares outstanding
            and dilutive potential common shares          34,145        34,715
                                                        ========================

3.   NET INCOME (LOSS) PER SHARE OF COMMON STOCK
     -------------------------------------------

     Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For diluted net income (loss) per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method.

Common and diluted per common shares amounts are calculated using the following weighted average number of shares:

          (in thousands)                                   Three months ended
                                                         ----------------------
                                                          April 2,    March 31,
                                                            1999        1998
                                                         ----------------------
          Weighted average common shares                  19,204       17,105
          outstanding
          Dilutive potential common shares                   -0-          274
                                                         ----------------------
          Diluted common shares                           19,204       17,379
                                                         ======================

          Weighted options and warrants excluded from
          Diluted income per common share
          as their effect would be anti-dilutive           2,317          512
                                                         ======================

4.   CASH EQUIVALENTS
     ----------------

     Cash equivalents, are highly liquid investments with original maturity dates of less than three months.

5.   RELATED PARTY TRANSACTIONS
     --------------------------

     The company recorded sales revenue from Sumitomo Heavy Industries, Ltd., a significant shareholder, of $3.4 million in the three months ended April 2, 1999 and $5.2 million in the three months ended March 31, 1998 at values and terms approximately equivalent to third party transactions. Transactions with Sumitomo are at normal trade terms. The balance sheet reflects receivables from Sumitomo as due from related party.

     The Company has a long-term loan from Sumitomo, all of which is repayable in Japanese yen. The Company has entered into currency and interest rate swap contracts which oblige it to pay Canadian dollars and receive Japanese yen, and pay U.S. dollars and receive Japanese yen, on the dates principal and interest payments are due.

6.   INVENTORIES
     -----------

     Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market. The components of inventory are:

          (thousands)              April 2,        Dec. 31,
                                    1999             1998
                                  ---------       ----------
          Materials                $22,488         $ 9,123
          Work-in-process           17,326          14,062
          Finished goods            29,957          20,911
                                   -------         -------
                                   $69,771         $44,096
                                   =======         =======

7.   COMPREHENSIVE INCOME
     --------------------

     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general- purpose financial statements.

     The Company considers the RVSI (ROBV) common stock to be available-for-sale and, accordingly, is recording changes in its fair market value as a component of stockholders' equity and comprehensive income (loss) for the reporting periods.

8.    NEW ACCOUNTING PRONOUNCEMENT
      ----------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No.133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

9.   RESTRUCTURING AND OTHER CHARGES
     -------------------------------

     A charge of $19.6 million was taken during the three months ended April 2, 1999 to accrue employee severance of $5.6 million, leased facility and related costs of $4 million associated with the closure of the plant in Oxnard, California and redundant facilities worldwide, and costs of $10 million associated with restructuring and integration of operations as a result of the merger. Accruals remaining as of April 2, 1999 from current and prior quarter restructuring charges are $5 million of employee severance, $5 million of leased facility costs and $10 million of merger integration costs.

10.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Operating leases

     The Company leases certain equipment and facilities under operating lease agreements that expire through 2008. The facility leases require the Company to pay real estate taxes and other operating costs. For the years ended December 31, 1996, 1997 and 1998, lease expense was approximately $1,787 thousand, $1,948 thousand and $2,717 thousand, respectively.

     Minimum lease payments under operating leases expiring subsequent to April 2, 1999 are:

          (in thousands)
          Remaining nine months of 1999           $ 4,130
          2000                                      5,081
          2001                                      4,372
          2002                                      3,697
          2003                                      2,786
          Thereafter                                8,199
                                                  -------
          Total minimum lease payments            $28,265
                                                  =======

Litigation

     A provision of $19 million was recorded during the three months ended April 2, 1999 to accrue damages and legal fees, through to appeal, relating to Electro Scientific Industries, Inc. v. General Scanning Inc. USDC Case No. C-96-4628 and is reflected as a reduction in net assets acquired at the time of merger. In October, 1998 the U.S. District Court for the Northern District of California issued a decision on motions for summary judgment in an action filed against General Scanning Inc. for alleged patent infringement concerning U.S. Patent Nos. 5,265,114 and 5,473,624. The Court granted Electro Scientific's motions for summary judgment on infringement and on the issue of whether Electro Scientific committed inequitable conduct by intentionally failing to cite prior art to the U.S. Patent Office in connection with one of its patents. The Court denied General Scanning Inc.'s motion for summary judgment that the Electro Scientific patents are invalid due to prior art. During March, 1999, the Court granted Electro Scientific's motion for partial summary judgment that upgrade kits, sold by General Scanning for 1.3 micron laser wavelength memory repair, infringe the ESI patents in suit. The referenced patents cover the use of 1.32 micron wavelength lasers in the repair of memory chips and semiconductors with imbedded memory. In April, 1999 a federal court jury issued a verdict that ESI's patent 5,473,624 was found to be invalid, and that ESI's patent 5,265,114 was valid, and awarded a $13.1 million damage judgment. The company intends to appeal the decisions on validity and damages.

     Electro Scientific Industries, Inc. v. General Scanning Inc. USDC Case No. 98-4027. On or about October 20, 1998, Electro Scientific commenced an action in the U.S. District Court for the Northern District of California alleging infringement of three Electro Scientific patents (U.S. Patent Nos. 5,569,398, 5,685,995 and 5,808,272) and seeking an injunction, damages and attorneys' fees. Discovery has not yet commenced, and a trial date has not been set. The referenced patents cover the use of 1.32 micron wavelength lasers in the trimming of certain semiconductor devices. To date, General Scanning Inc. has shipped only one system employing such technology for an application covered by the patents and this unit is being converted to another wavelength at the request of the customer.

     Robotic Vision Systems, Inc. v. View Engineering, Inc. USDC Case No. 95-7441. This case involves a patent infringement complaint by Robotic Vision Systems, Inc. (''RVSI'') alleging infringement of U.S. Patent No. 5,463,227. A trial date is scheduled for June 1, 1999. The referenced patent covers a method of inspecting the electronic interconnect leads of certain semiconductor components. In settlement of separate litigation with RVSI in June 1998, arising from General Scanning Inc.'s acquisition of View in August 1996, General Scanning Inc. agreed not to compete in the field of semiconductor interconnection inspection. During the first six months of 1998, sales by General Scanning Inc. of all products used in semiconductor lead interconnection inspection which involved products relating to the alleged infringement totaled approximately 2% of General Scanning Inc.'s total sales.

     Robotic Vision Systems Inc. v. View Engineering, Inc. USDC Case No. 96-2288. In June 1998, the U.S. District Court for the Central District of California found infringement by View Engineering, Inc. ("View") on a particular method of measuring substrate coplanarity of unpopulated ball grid array packages. RVSI had previously dropped all claims for damages; hence, no damages were awarded. The Court determined that View had not willfully infringed and therefore refused RVSI's claim for attorneys' fees. The Court enjoined View from infringing or inducing infringement of the patent in question, No. 5,465,152. General Scanning Inc., on behalf of View, has appealed the injunction. No date has been set for oral argument on the appeal. In settlement of separate litigation with RVSI, in June 1998, arising from the General Scanning Inc. acquisition of View in August 1996, General Scanning Inc. agreed not to compete in the field of semiconductor interconnection inspection. Systems for use in inspection of ball grid electronic interconnection and for measuring substrate coplanarity accounted for approximately 1% of total sales during the first six months of 1998.

     GSI Lumonics believes that RVSI's and Electro Scientific's claims in each of the above actions are without merit and GSI Lumonics Inc. is vigorously defending these proceedings. However, if RVSI or Electro Scientific prevails on one or more of its claims, there could be a material adverse effect on GSI Lumonics Inc.'s business, operating results and/or financial condition.

     Other. A party has commenced legal proceedings in the United States against a number of U.S. manufacturing companies, including companies that have purchased systems from GSI Lumonics Inc.. The plaintiff in the proceedings has alleged that certain equipment used by these manufacturers infringes patents claimed to be held by the claimant. While GSI Lumonics Inc. is not a defendant in any of the proceedings, several of GSI Lumonics Inc.'s customers have notified GSI Lumonics Inc. that, if the party successfully pursues infringement claims against them, they may require GSI Lumonics Inc. to indemnify them to the extent that any of their losses can be attributed to systems sold to them by GSI Lumonics Inc.. While GSI Lumonics does not believe that the outcome of these claims will have a material adverse effect upon GSI Lumonics, there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect upon GSI Lumonics' financial condition or results of operations.

11.  SEGMENT INFORMATION
     -------------------

     In 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The new disclosure requirements established revised standards for public companies relating to the reporting of financial and descriptive information in financial statements about their operating segments.

   Business segment information

     The Company has two reportable segments as set forth in the table below. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution. The accounting policies for segments are the same as the Company's accounting policies as described in Note 1. There are no transfers between segments. Management evaluates segment performance based on segment income (loss) from operations before interest income and expense, foreign exchange transaction gains (losses), certain non-recurring items such as legal expenses, and income taxes.

          (in thousands)                                Three months ended,
                                                  ----------------------------
                                                     April 2,      March 31,
                                                      1999           1998
                                                  ----------------------------
          Sales to unaffiliated
          customers:
          Laser systems and components                  $ 37,385      $ 39,065
          Printers                                         1,209             -
          Total                                         $ 38,594      $ 39,065
                                                  ============================

          Income (loss) from operations:
          Laser systems and components (1,2)            $(37,269)     $  1,542
          Printers                                             -             -
          Corporate expenses                              (2,000)       (1,055)
                                                  ----------------------------
          Total                                         $(39,269)     $    487
                                                  ============================

          Total assets:
          Laser systems and components                  $166,180      $116,623
          Printers                                        34,020             -
          Corporate assets (3)                            77,000        70,000
                                                  ----------------------------
          Total                                         $277,200      $186,623
                                                  ============================

          Capital expenditures:
          Laser systems and components                  $    519      $  2,777
          Printers                                           524             -
                                                  ----------------------------
          Total                                         $  1,043      $  2,777
                                                  ============================

          Depreciation and amortization:
          Laser systems and components                  $  5,052      $  1,274
          Printers                                            19             -
                                                  ----------------------------
          Total                                         $  5,071      $  1,274
                                                  ============================

(1) Includes $13,000 charge for acquired in-process research and development in 1999.
(2)  Includes $19,631 charges for restructuring, and other charges in 1999.
(3) Consists primarily of cash, cash equivalents, short-term investments, and deferred tax assets.

   Geographic segment information

     The Company attributes revenues to geographic areas on the basis of the customer bill to location. Long-lived assets are attributed to geographic areas in which Company assets reside.

          (in millions)                                 Three months ended
                                                 April 2,         March 31,
                                                     1999             1998
                                                  -------           ---------
     Revenues from external customers:
          USA.................................      $16.1    42%     $16.0       41%
          Canada..............................        2.5     6%       2.0        5%
          Latin & South America...............        0.4     1%       0.2        1%
          Europe..............................       11.9    31%       8.6       22%
          Japan...............................        5.2    13%       5.7       14%
          Asia................................        2.5     6%       6.6       17%
                                                  -------          -------
               Total..........................       38.6   100%      39.1      100%
                                                  =======          =======

     Long lived assets:
          USA.................................      $22.5            $ 3.4
          Canada..............................        9.9             10.3
          Europe..............................       18.1             18.1
          Japan...............................        0.1                -
          Asia................................        0.5              0.4
                                                  -------          -------
               Total..........................       51.1             32.2
                                                  =======          =======

                               GSI LUMONICS INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS IN U.S. DOLLARS

OVERVIEW

GSI Lumonics Inc. is a leading manufacturer of laser systems and components, and printers. The results of operations include post acquisition results of General Scanning of $9 million revenue, $3 million gross profit and insignificant net income.

The Company sells its laser systems primarily to manufacturers of products containing advanced electronic components and circuitry. In addition, the Company produces a line of laser subsystems and components that are used in the Company's own systems, as well as sold to other manufacturers of laser systems. The Company's laser system sales have been, and are expected to continue to be, dependent upon its customers' capital expenditures which are, in turn, affected by business cycles in the markets served by those customers. The Company's strategy is to expand applications for its products into different and varied markets in order to limit dependency on any one market, but it may not always be successful in doing so.

The Company also sells printers. These products have historically been sold primarily to manufacturers of medical equipment for patient care monitoring. This segment of the Company's business has not experienced significant cyclicality in the past; however, sales of certain printers used in the greeting card industry tend to increase in the third quarter in anticipation of holiday greeting card sales.

Product prices experienced increased competitive pressure during the quarter, and pricing actions did have a negative effect on reported gross profit. Because substantial portions of the Company's sales, costs of sales and other expenses are denominated in Canadian dollars, U.K. pounds sterling, Japanese yen and several other currencies, the Company's results of operations are subject to the effects of exchange rate fluctuations of those currencies relative to the US dollar. Changes in currency exchange rates may also affect the relative prices at which the Company and its competition sell their products in the same markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 2, 1999 AND MARCH 31, 1998

Sales. Total sales were $39 million for the three months ended April 2, 1999, unchanged compared to $39 million in total sales in the three months ended March 31, 1998. Laser systems and component sales for the three months ended April 2, 1999 decreased 4% to $37 million from $39 million in the comparable period of 1998 primarily due to slower activity in the semiconductor, automotive and aerospace sectors and decreased sales in Asia. The Company does not anticipate marked improvement in these market sectors or in the Asian markets it serves until later in the year, at the earliest. Printer sales for the three months ended April 2, 1999 compared to nil in the comparable period of 1998 due to the merger with General Scanning.

          (in millions)                                 Three months ended
                                                 April 2,        March 31,
                                                     1999             1998
                                                     ----             ----
     Revenues by market:
          Semiconductor........................      $ 3.7    10%     $ 5.0      13%
          Electronics..........................       10.0    26%       5.7      15%
          Automotive...........................        1.6     4%       5.1      13%
          Aerospace............................        1.9     5%       5.7      15%
          Packaging............................        3.2     8%       2.9       7%
          Emerging.............................        2.7     7%       3.4       9%
          Medical/Biotechnology................        3.2     8%       1.6       4%
          Components...........................        3.7    10%       1.7       4%
          Parts & service......................        8.6    22%       8.0      20%
                                                   -------           -------
            Total..............................       38.6   100%      39.1     100%
                                                   =======           =======

Gross profit. Total gross profit was $8 million, or 19% of sales, for the three months ended April 2, 1999, compared to $13 million, or 34% of sales, for the three-month period ended March 31, 1998. Laser systems and components gross profit decreased to 19% of sales in the three months ended April 2, 1999 from 34% of sales for the comparable three-month period of 1998. The decrease was primarily due to lower sales volume, product mix, pricing, and $3 million of inventory provisions. Printers gross profit was 46% of sales in the three months ended April 2, 1999.

Research and product development. Research and product development expenses were $3 million, or 9% of total sales, for the three months ended April 2, 1999 (excluding a one time expense relating to acquired in-process research and development associated with the merger with General Scanning) compared to $3 million, or 8% of total sales, for the three months ended March 31, 1998.

Selling, general and administrative. Selling, general and administrative expenses increased to $11 million in the three months ended April 2, 1999 from $9 million in the comparable period of 1998. This increase was primarily due to costs incurred after the merger. These expenses increased to 28% of total sales for the three-month period ended April 2, 1999 from 24% in the comparable period in 1998.

Restructuring, litigation settlement and other charges. A charge of $19.6 million was taken during the three months ended April 2, 1999 to accrue employee severance of $5.6 million, leased facility and related costs of $4 million associated with the closure of the plant in Oxnard, California and redundant facilities worldwide, and costs of $10 million associated with restructuring and integration of operations as a result of the merger. Accruals remaining as of April 2, 1999 from current and prior quarter restructuring charges are $5 million of employee severance, $5 million of leased facility costs and $10 million of merger integration costs.

A provision of $19 million was recorded during the three months ended April 2, 1999 to accrue damages and legal fees, through to appeal, relating to Electro Scientific Industries, Inc. v. General Scanning Inc. USDC Case No. C-96-4628 and is reflected as a reduction in net assets acquired at the time of the merger.

Merger expenses. Charges of $3 million during the three months ended April 2, 1999, including brokers fees and legal and accounting costs are reflected in the cost of acquisition. Costs spent by the Company of $463 thousand, net of tax effects, related to issuance of common shares, have been included in equity.

Interest. Interest income was $348 thousand for the three-month period ended April 2, 1999 compared to $662 thousand for the comparable period of 1998. Interest expense was $154 thousand for the three-month period ended April 2, 1999 compared to $336 thousand for the comparable period of 1998. There was a net decrease in cash, resulting in less interest income, and a decrease in long term debt and bank overdrafts.

Foreign exchange. Foreign exchange transactions resulted in a loss of $0.8 million in the three months ended April 2, 1999 compared to a loss of $0.5 million in the comparable period of 1998. Gains and losses are incurred when the Company's net receivables denominated in various currencies, including Canadian dollar, Japanese yen, Deutsche marks, Euro and other major European currencies, are not fully hedged versus the US dollar.

Income tax. The income tax recovery for the Company was $4.4 million for the three months ended April 2, 1999 compared to a provision of $132 thousand for the three months ended March 31, 1998. The low rate of recovery for the current quarter of 11% is a result of a number of factors, including permanent differences between income for accounting and income for tax purposes such as the acquired in-process research and development expense which is not deductible for tax purposes.

Net income (loss). Net loss for the three months ended April 2, 1999 was $35 million, or $1.85 per share based upon 19.2 million common shares, compared to $150 thousand in net income, or $0.01 per diluted share based upon 17.4 million common and dilutive potential common shares in the first quarter of 1998.

Backlog. Backlog at April 2, 1999 was approximately $68 million compared to $29 million at December 31, 1998. On a pro forma basis, as if the merger had occurred at the beginning of the fiscal period, backlog was $59 million at December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $37 million on April 2, 1999 compared to $24 million on December 31, 1998. Bank indebtedness and the current portion of long-term debt increased to $18 million on April 2, 1999 from $11 million on December 31, 1998. The merger with General Scanning accounts for $6 million of this increase.

During the first three months of 1999, operating activities provided cash flows of$1.7 million, investing activities provided cash flows of $8.9 million, and financing activities provided cash flows of $2.1 million.

Net loss of $35 million in the first three months of 1999, offset by non-cash charges for acquired in-process research and development, depreciation, amortization, deferred taxes and deferred compensation totaling $14 million, and by net increase in working capital of $23 million, resulted in $1.7 million from operating activities.

Cash flow from investing activities was primarily due to $8.2 million maturity of short-term investments. At the date of merger, General Scanning added $4.7 million in cash and cash equivalents, offset by merger costs of $3 million and capital expenditures of $1 million.

The Company has credit facilities of approximately $24 million, which are denominated in Canadian dollars, US dollars, Pound sterling and Japanese yen. Borrowings under the credit facilities, of which $14 were outstanding at April 2, 1999, are due on demand and bear interest based on prime.

Accounts receivable and inventories have been pledged as collateral for the bank indebtedness under general security agreements. The borrowings require, among other things, the Company to maintain specified financial ratios and conditions. As of April 2, 1999, the Company was in breach of certain covenants and the lending institutions have provided waivers.

The Company believes that existing cash and investments, together with cash generated by future operations and the existing credit facilities, will be sufficient to satisfy anticipated cash needs to fund working capital and investments in manufacturing facilities and equipment for its existing businesses over the next twelve months. GSI Lumonics is reviewing and restructuring its existing lines of credit to meet the needs of the merged company. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may require additional equity or debt financings to fund such activities, which could result in additional dilution to the Company's shareholders.

LEGAL PROCEEDINGS

A provision of $19 million was recorded during the three months ended April 2, 1999 to accrue damages and legal fees, through to appeal, relating to Electro Scientific Industries, Inc. v. General Scanning Inc. USDC Case No. C-96-4628 and is reflected as a reduction in net assets acquired at the time of merger. The company intends to appeal the decisions on validity and damages. * See Note 10 to the consolidated financial statements.

YEAR 2000

The use of computer programs written using two digits rather than four to define the applicable year gives rise to what is commonly referred to as the Year 2000 problem. The major areas being addressed by the Company in regards to Year 2000 compliance are internal operating systems, the installed base of products at customer sites and third party compliance issues.

The efficient operation of the Company's business is dependant, in part, on its computer software and hardware. These systems are used in several key areas of the Company's business, including sales, purchasing, engineering, inventory control, manufacturing, service and financial reporting. The Company has been evaluating its systems to identify potential Year 2000 compliance problems. These actions are necessary to ensure that the programs and systems will recognize and accurately process the Year 2000 and beyond. Evaluation and planning phases have been completed. Based on present information, the Company believes its systems for operations will be Year 2000 compliant during the second quarter of 1999.

The company also continues to assess the impact of the Year 2000 issue on the operations of its products installed at customers. The installed base customers that have older products that are not Year 2000 compliant are being contacted and offered upgrade options. This effort should be complete by the third quarter of 1999.

Finally, the Company is in the process of assessing its major suppliers' compliance with Year 2000 issues. This will be an ongoing effort through the next year. The Company believes that suppliers and customers present the area of greatest risk to the Company in part because of the Company's limited ability to influence actions of such third parties, and in part because of the Company's inability to estimate the level of impact of noncompliance of third parties throughout the extended supply chain. The most reasonably likely worst case scenario would involve non-performance by a supplier, which could delay production and delivery of product to customers.

Independent of issues related to Year 2000, the Company began a program to select, acquire and install a new hardware and software platform to replace the current operations systems which did not have the capacity to accommodate the Company's growth plans. Recent upgrades to such systems to make them Year 2000 compliant have been made by the Company's hardware and software providers under standard maintenance contracts at no additional cost to the Company. Because the Company has been upgrading its operations systems to newer applications which are Year 2000 compliant, it is anticipated that the future costs of the Year 2000 compliance for operations will not materially impact the financial results of the Company. Separate expenditures exclusively for Year 2000 compliance have been immaterial to date. However, the effect of third party impact cannot be quantified at this time because the Company cannot accurately estimate the magnitude, duration, or ultimate impact of noncompliance by suppliers, customers and other third parties that have no direct relationship to the Company. The Company believes that its competitors face a similar risk. Going forward the Company will continue to make every effort to identify and minimize that risk. Contingency plans include identifying second source suppliers for critical components, and review of accounts receivable statements with customers and preparing to assist customers in the event their payable systems fail.

Readers are cautioned that the Year 2000 section contains forward-looking information. Please see the "Outlook for 1999" for a list of some of the factors that could cause actual results to differ materially from expected results.*

OUTLOOK FOR 1999

The merger was completed on March 22, 1999. Integration teams continue to refine and implement plans to guide the first 12 months' integration initiatives. Cross functional, inter-company teams covering manufacturing operations, distribution, research and development, technology, customer support and administration were asked to cover many topics including customer retention, cost saving synergy, revenue enhancement opportunities and organization structure.

On April 5, 1999 the Company announced measures to consolidate operations and realize cost savings. The measures include closing the Oxnard, California manufacturing facility; removing sales office redundancy in key markets outside North America and improving production capabilities for the semiconductor industry through a product rationalization and a production transfer. As a result of the changes, GSI Lumonics' facility in Wilmington, Massachusetts will begin manufacturing semiconductor wafer marking equipment that was previously produced in Oxnard. Oxnard's other marking product line will be rationalized and consolidated with a similar product line developed and manufactured at the Wilmington facility. To ensure an orderly transition, the changes are being phased in and will be completed by the summer of 1999. The costs associated with these restructuring activities were accrued in the first quarter of 1999.

GSI Lumonics has implemented an organization structure to see it through at least the first 12 months. All redundant employment positions were identified in the first week following the merger and related costs were accrued in the first quarter of 1999.

The information included in the above "Outlook for 1999" section, as well as in certain statements made throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations that are identified by an asterisk (*) is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of a laser manufacturing business operating in the global economy. Some factors that could significantly impact expected revenues, costs, and net income (loss) include: capital expenditures by customers which are in turn affected by cycles in the markets served by those customers, the Asian economic environment, the impacts of the Company's merger related activities, foreign currency exchange rate fluctuations, timing and shipment of significant orders, the risk of delays by the Company's OEM customers in introducing their new products and market acceptance of those products incorporating subsystems supplied by the Company, similar risks to the Company in delays in new product introductions and market acceptance of its new products, the level of cost-reduction efforts, the general economic environment and other risks detailed in the Company's Form 10-K that has been filed in connection with its 1998 fiscal year. With respect to the forward-looking statements set forth in the "Legal Proceedings" section, some of the factors that could affect the ultimate disposition of these contingencies are the development of facts in individual cases, settlement opportunities and the actions of plaintiffs, judges and juries. Some factors that could significantly impact the Company's expected Year 2000 readiness and the estimated cost thereof include the results of the technical assessment, remediation and testing of date-sensitive systems and equipment and the ability of critical business suppliers and customers to achieve Year 2000 readiness.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding GSI Lumonics' exposure to certain market risks, see item 7A, Quantitative and Qualitative Disclosures About Market Risk in GSI Lumonics' Annual Report on Form 10-K for the year 1998. Significant changes that have occurred since year end are as follows:

Foreign currency risk - as of April 2, 1999, the Company had two forward currency exchange contracts:

                                        Notional  Contract                        Estimated fair value
(In thousands except contract rates)     Amount     Rate       Delivery  Date     as of April 2, 1999
                                        --------  --------  --------------------  -------------------
Deliver Japanese Yen                     $ 1,000    118.68      April  9, 1999           $  14
Deliver Deutsche Marks                   $ 1,000      1.65      April 29, 1999           $  88

                               GSI LUMONICS INC.
                          PART II. OTHER INFORMATION

Item 1.   Changes in legal proceedings and arbitration
          --------------------------------------------

          A provision of $19 million was recorded during the three months ended April 2, 1999 to accrue damages and legal fees, through to appeal, relating to Electro Scientific Industries, Inc. v. General Scanning Inc., USDC Case No. C-96-4628, and is reflected as a reduction in net assets acquired at the time of the merger between the Company and General Scanning. In October 1998 the U.S. District Court for the Northern District of California issued a decision on motions for summary judgment in an action filed against General Scanning Inc. for alleged patent infringement concerning U.S. Patent Nos. 5,265,114 and 5,473,624. The Court granted Electro Scientific's motions for summary judgment on infringement and on the issue of whether Electro Scientific committed inequitable conduct by intentionally failing to cite prior art to the U.S. Patent Office in connection with one of its patents. The Court denied General Scanning Inc.'s motion for summary judgment that the Electro Scientific patents are invalid due to prior art. During March 1999, the Court granted Electro Scientific's motion for partial summary judgment that upgrade kits, sold by General Scanning for 1.3 micron laser wavelength memory repair, infringe the ESI patents in suit. The referenced patents cover the use of 1.32 micron wavelength lasers in the repair of memory chips and semiconductors with imbedded memory. In April, 1999 a federal court jury issued a verdict that ESI's patent 5,473,624 was invalid, and that ESI's patent 5,265,114 was valid, and awarded a $13.1 million damage judgment against General Scanning. The Company intends to appeal the decisions on validity and damages.

Item 2.   Changes in Securities
          ---------------------

          (a) On March 22, 1999 the merger of Lumonics Inc. and General Scanning Inc. was completed, and the Company changed its name to GSI Lumonics Inc. In connection with the merger GSI Lumonics Inc. was continued into the Province of New Brunswick. Differences between the laws of Ontario and laws of New Brunswick in respect of the common shares are described in Exhibit 99 hereto.

          (b) At various times during the three months ended April 2, 1999, a total of 28,750 common shares of the Company were issued pursuant to the exercises of stock options held by directors, officers and employees of the company. All issuances were exempt pursuant to
               Section 4(2) of the United States Securities Act of 1933 or Regulation S or Rule 701 thereunder. The total consideration received by the company on the exercise of such options was Cdn. $171,500 which funds have been or will be used for general corporate purposes.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On March 12, 1999, the company's shareholders voted at a special meeting on (i) the merger with General Scanning and related share issuances, (ii) the continuance into the Province of New Brunswick,
          (iii) the confirmation of a new general By-Law conforming to the laws of New Brunswick and (iv) the change of the Company's name to "GSI Lumonics Inc.".

          All motions were passed with the following results:

                                           For              Against
                                        ----------          -------
          (i)   Merger                  13,257,854           58,875

          (ii)  Continuance             13,109,334          207,695

          (iii) By-Law                  13,109,334          207,695

          (iv)  Name Change             13,257,554           59,475

          There were no broker non-votes or abstentions on any motion.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a)    Exhibits
          --------------

          3.    Articles of Continuance and By-Law

          Incorporated by reference to Annex H to the Company's Management Information Statement and Prospectus dated February 11, 1999 as filed on Form S-4, registration statement No. 333-71449.

          27.   Financial Data Schedule.
          99. Description of differences between the law of Ontario and New Brunswick.

          b)    Reports on Form 8-K
          -------------------------

          A report on Form 8-K was filed on March 31, 1999 in connection with the completion of the merger with General Scanning reporting Item 2 "Acquisition or Disposition of Assets" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits"

                               GSI LUMONICS INC.
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



GSI Lumonics Inc.



/s/ Charles D. Winston                  Date: May 5, 1999
----------------------
Charles D. Winston
Chief Executive Officer



/s/ Desmond J. Bradley                  Date: May 5, 1999
----------------------
Desmond J. Bradley
Vice President Finance and
Chief Financial Officer