Form 10-Q
period 1999-07-02
GSI LUMONICS INC
filed 1999-08-13
CIK 1076930

                                   Form 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended          July 2, 1999
                                             ------------

                                      OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission File No. 333-71449

                               ----------------

                               GSI Lumonics Inc.
            (Exact name of registrant as specified in its charter)

     New Brunswick, Canada                             38-1859358
(Jurisdiction of incorporation)           (I.R.S. Employer Identification No.)

                              105 Schneider Road
                        Kanata, Ontario, Canada K2K 1Y3
                   (Address of principal executive offices)

                           Telephone: (613) 592-1460


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


As of August 10, 1999, there were 34,173,317 shares of Common Stock, no par value, outstanding.

                               GSI Lumonics Inc.
                               Table of Contents

                                                                          Page
                                                                          ----
Part I -  Financial Information:

     Item 1.  Financial Statements

                    Consolidated Balance Sheets........................     3

                    Consolidated Statements of Operations..............     4

                    Consolidated Statements of Cash Flows..............     5

                    Notes to Consolidated Financial Statements.........  6-12

     Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations................ 13-19

     Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk........................................    19

Part II - Other Information..............................................  20

Signatures...............................................................  21

                      GSI Lumonics Inc. and Subsidiaries
                          Consolidated Balance Sheets
                     (in US$ thousands, except share data)

                                                                                             July 2,             Dec. 31,
                                                                                               1999                1998
                                                                                           -----------         ------------
                                                                                           (unaudited)         (see note 2)
Assets
Current assets:
     Cash and cash equivalents.....................................................          $ 38,075             $ 24,229
     Short term investments........................................................                 -                8,098
     Accounts receivable, less allowance of $2,933 (December 31, 1998 - $311)......            63,287               31,673
     Due from related party........................................................             2,418                3,884
     Inventories...................................................................            62,888               44,096
     Deferred tax and other current assets.........................................            38,152                8,305
     Current portion of swap contracts.............................................               816                1,076
                                                                                           -----------         ------------
         Total current assets.....................................................            205,636              121,321
                                                                                           -----------         ------------

Property, plant and equipment, net of accumulated depreciation
   of $61,756 (December 31, 1998 - $24,299)........................................            50,487               32,209
Long term portion of swap contracts................................................               408                1,076
Other assets.......................................................................             5,524                  964
Intangible assets, net of amortization of $5,620 (December 31, 1998 - $2,953)......            18,132                4,072
                                                                                           -----------         ------------
                                                                                             $280,187             $159,642
                                                                                           ===========         ============

Liabilities and Stockholders' Equity
Current liabilities:
     Bank indebtedness ............................................................          $ 21,576             $  7,261
     Accounts payable..............................................................            24,423                5,605
     Accrued expenses and income taxes.............................................            60,802               18,937
     Current portion of deferred compensation......................................               119                    -
     Current portion of long term debt.............................................             4,840                3,541
                                                                                           -----------         ------------
          Total current liabilities................................................           111,760               35,344
                                                                                           -----------         ------------

Long-term debt due after one year..................................................             1,704                3,541
Deferred compensation, less current portion........................................             2,006                    -
Commitments and contingencies (see note 10)
Stockholders' equity:
     Capital stock, no par value;
        issued shares of 34,170,624  (December 31, 1998 - 17,056,001)..............           222,530              138,871
     Deficit.......................................................................           (48,728)              (9,451)
     Cumulative translation adjustment.............................................            (9,407)              (8,663)
     Unrealized gain on marketable equity securities, net..........................               322                    -
                                                                                           -----------         ------------
          Total stockholders' equity...............................................           164,717              120,757
                                                                                           -----------         ------------
                                                                                             $280,187             $159,642
                                                                                           ===========         ============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                      GSI Lumonics Inc. and Subsidiaries
               Consolidated Statements of Operations (unaudited)
                     (in US$ thousands, except share data)

                                                                              Three months ended            Six months ended
                                                                           --------------------------   -------------------------
                                                                             July 2,       June 30,       July 2,      June 30,
                                                                              1999           1998          1999         1998
                                                                           -----------   ------------   -----------  ------------
Sales:                                                                                   (see note 2)                (see note 2)
   Laser systems and components....................................           $62,460        $36,366      $ 99,845       $75,431
   Printers........................................................             6,788              -         7,997             -
                                                                           -----------   ------------   -----------  ------------
     Total sales...................................................            69,248         36,366       107,842        75,431
                                                                           -----------   ------------   -----------  ------------

Cost of sales:
   Laser systems and components....................................            41,604         27,566        72,028        53,421
   Printers........................................................             4,268              -         4,919             -
                                                                           -----------   ------------   -----------  ------------
     Total cost of sales...........................................            45,872         27,566        76,947        53,421
                                                                           -----------   ------------   -----------  ------------

Gross profit:
   Laser systems and components....................................            20,856          8,800        27,817        22,010
                                                                           -----------   ------------   -----------  ------------
   Printers........................................................             2,520              -         3,078             -
                                                                           -----------   ------------   -----------  ------------
      Total gross profit...........................................            23,376          8,800        30,895        22,010
                                                                           -----------   ------------   -----------  ------------

Operating expenses:
   Research and product development................................             8,584          3,964        11,920         7,233
   Selling, general and administrative.............................            19,816          9,813        30,637        19,267
   Acquired in-process research and development....................                 -              -        13,000             -
   Restructuring and other charges.................................                 _          2,086        19,631         2,086
                                                                           -----------   ------------   -----------  ------------
     Total operating expenses......................................            28,400         15,863        75,188        28,586
                                                                           -----------   ------------   -----------  ------------
Loss from operations...............................................            (5,024)        (7,063)      (44,293)       (6,576)
Interest income (expense), net.....................................               (93)           331           101           657
Foreign exchange transaction gains (losses)........................               157           (224)         (630)         (755)
                                                                           -----------   ------------   -----------  ------------
Loss before income taxes...........................................            (4,960)        (6,956)      (44,822)       (6,674)
Income taxes provision (benefit)...................................            (1,174)        (2,079)       (5,545)       (1,947)
                                                                           -----------   ------------   -----------  ------------
Net Loss...........................................................           $(3,786)       $(4,877)     $(39,277)      $(4,727)
                                                                           ===========   ============   ===========  ============

Foreign currency translation adjustmentsa..........................            (1,462)        (3,344)         (744)       (1,828)
Change in unrealized gain on marketable equity securities, net.....               467              -           322             -
                                                                           -----------   ------------   -----------  ------------
Comprehensive Loss.................................................           $(4,781)       $(8,221)     $(39,699)      $(6,555)
                                                                           ===========   ============   ===========  ============

Net Loss per common share:
     Basic                                                                    $ (0.11)       $ (0.29)     $  (1.47)      $ (0.28)
     Diluted                                                                  $ (0.11)       $ (0.29)     $  (1.47)      $ (0.28)
                                                                           ===========   ============   ===========  ============

Weighted average common shares outstanding                                     34,167         17,109        26,686        17,107
                                                                           ===========   ============   ===========  ============

Weighted average common shares outstanding
     and dilutive potential common shares..........................            34,167         17,109        26,686        17,107
                                                                           ===========   ============   ===========  ============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                      GSI Lumonics Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (unaudited)
                              (in US$ thousands)

                                                                                              Six months ended
                                                                                         ---------------------------
                                                                                          July 2,         June 30,
                                                                                            1999            1998
                                                                                         -----------     -----------
                                                                                                         (see note 2)
Cash flows from operating activities:
Net loss.......................................................................            $(39,277)       $ (4,727)
Adjustments to reconcile net loss to net cash used in operating activities:
   Acquired in-process research and development................................              13,000               -
   Depreciation and amortization...............................................               8,272           2,444
   Deferred compensation.......................................................                   3               -
   Deferred income taxes.......................................................              (6,010)           (969)
   Unrealized currency exchange loss...........................................               1,737              41
Changes in current assets and liabilities:
   Accounts receivable.........................................................                (739)         11,967
   Inventories.................................................................              12,767          (9,440)
   Other current assets........................................................              (2,958)           (556)
   Accounts payable, accrued expenses, and taxes payable.......................               8,973          (2,493)
                                                                                         -----------     -----------
Net cash used in operating activities..........................................              (4,232)         (3,733)
                                                                                         -----------     -----------

Cash flows from investing activities:
Merger with General Scanning Inc...............................................               1,451               -
Acquisition of Meteor Optics Inc...............................................                   -          (1,097)
Additions to property, plant, and equipment, net...............................              (3,189)         (8,175)
Maturity of short term investments.............................................               8,208          28,833
Purchase of short term investments.............................................                   -         (36,654)
Decrease (increase) in other assets............................................                (343)            (23)
                                                                                         -----------     -----------
Net cash provided by (used in) investing activities............................               6,127         (17,116)
                                                                                         -----------     -----------

Cash flows from financing activities:
Proceeds (payments) of bank indebtedness and others, net.......................              10,021          (7,184)
Payments on long-term debt.....................................................              (1,424)         (1,194)
Proceeds from exercise of stock options........................................                 131              42
                                                                                         -----------     -----------
Net cash provided by (used in) financing activities............................               8,728          (8,336)
                                                                                         -----------     -----------

Effect of exchange rate changes on cash and cash equivalents...................               3,223          (1,976)
                                                                                         -----------     -----------

Increase (decrease) in cash and cash equivalents...............................              13,846         (31,161)
Cash and cash equivalents, beginning of period.................................              24,229          56,828
                                                                                         -----------     -----------
Cash and cash equivalents, end of period.......................................            $ 38,075        $ 25,667
                                                                                         ===========     ===========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
     Interest..................................................................            $    396        $    650
     Income taxes..............................................................            $    432        $  2,601

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

                            (in thousands)
     Shares purchased (a) ............................     $ 83,074
     Options purchased (b) & (c) .....................          917
                                                          ---------
          Total purchase price .......................     $ 83,991
                                                          =========

     Current assets, including cash of $4,719 ........       89,070
     Fixed assets ....................................       21,546
     Acquired technology (d) .........................       13,000
     Allocated to goodwill (e) .......................        3,704
     Other long term assets (f) ......................        3,950
     Current liabilities .............................      (56,081)
     Long term debt ..................................          (28)
     Deferred compensation, net of $757 current
          portion ....................................       (1,365)
     Transaction costs ...............................       (2,805)
     In-process research and development (g) .........       13,000
                                                          ---------
                                                           $ 83,991
                                                          =========

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

    (in thousands except per share amounts)                                Pro forma combined
                                                             Three months ended          Six months ended
                                                            July 2,     June 30,       July 2,     June 30,
                                                             1999        1998           1999         1998
                                                            -------     --------      --------     --------
     Sales............................................      $69,248     $85,318       $128,301     $174,835
                                                            -------     -------       --------     --------

     Net loss.........................................      $(3,786)    $(7,627)      $(46,405)    $ (5,595)
                                                            =======     =======       ========     ========
     Net loss per common share:
          Basic                                             $ (0.11)    $ (0.22)      $  (1.36)    $  (0.16)
          Diluted                                           $ (0.11)    $ (0.22)      $  (1.36)    $  (0.16)
                                                            =======     =======       ========     ========

     Weighted average common shares outstanding              34,167      34,042         34,156       33,972
                                                            =======     =======       ========     ========
     Weighted average common shares outstanding
       and dilutive potential common shares                  34,167      34,042         34,156       33,972
                                                            =======     =======       ========     ========

3.   NET LOSS PER SHARE OF COMMON STOCK
     ----------------------------------

     Basic net loss per common share was computed by dividing net loss by the weighted average number of common shares outstanding during the period. For diluted net loss per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method.

     Common and diluted per common shares amounts are calculated using the following weighted average number of shares:

     (in thousands)                                   Three months ended
                                                ----------------------------
                                                   July 2,      June 30,
                                                    1999          1998
                                                -------------  -------------
     Weighted average common shares outstanding    34,167          17,109
     Dilutive potential common shares                 -0-             -0-
                                                -------------  -------------
     Diluted common shares                         34,167          17,109
                                                =============  =============

     Weighted options and warrants excluded
       from diluted income per common share
       as their effect would be anti-dilutive       4,001           1,310
                                                =============  =============

                                                ----------------------------
                      (in thousands)                   Six months ended
                                                ----------------------------
                                                   July 2,      June 30,
                                                    1999          1998
                                                -------------  -------------
     Weighted average common shares outstanding       26,686         17,107
     Dilutive potential common shares                    -0-            -0-
                                                -------------  -------------
     Diluted common shares                            26,686         17,107
                                                =============  =============

     Weighted options and warrants excluded
        from diluted income per common share
        as their effect would be anti-dilutive         3,157          1,313
                                                =============  =============

4.   CASH EQUIVALENTS
     ----------------

     Cash equivalents, are highly liquid investments with original maturity dates of less than three months.

5.   RELATED PARTY TRANSACTIONS
     --------------------------

     The company recorded sales revenue from Sumitomo Heavy Industries, Ltd., a significant shareholder, of $5.8 million in the six months ended July 2, 1999 and $9.1 million in the six months ended June 30, 1998 at values and terms approximately equivalent to third party transactions. Transactions with Sumitomo are at normal trade terms. The balance sheet reflects receivables from Sumitomo as due from related party.

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

6.   INVENTORIES
     -----------

     Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market. The components of inventory are:


     (in thousands)                July 2,   Dec. 31,
                                    1999      1998
                                  --------  --------
      Materials                    $15,973   $ 9,123
      Work-in-process               15,577    14,062
      Finished goods                31,338    20,911
                                   -------   -------
                                   $62,888   $44,096
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

8.   NEW ACCOUNTING PRONOUNCEMENT
     ----------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No.133 is effective for fiscal years beginning after June 15, 2000. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

9.   RESTRUCTURING AND OTHER CHARGES
     -------------------------------

     A charge of $19.6 million was taken during the three months ended April 2, 1999 to accrue employee severance of $5.6 million, leased facility and related costs of $4 million associated with the closure of the plant in Oxnard, California and redundant facilities worldwide, and costs of $10 million associated with restructuring and integration of operations as a result of the merger. Accruals remaining as of July 2, 1999 from prior quarter restructuring charges were $4 million for employee severance, $5 million for leased facility costs and $9 million for merger integration costs.

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

     Minimum lease payments under operating leases expiring subsequent to July 2, 1999 are:

     (in thousands)
     Remaining six months of 1999                       $ 2,750
     2000                                                 5,081
     2001                                                 4,372
     2002                                                 3,697
     2003                                                 2,786
     Thereafter                                           8,199
                                                  -------------
     Total minimum lease payments                       $26,885
                                                  =============

Litigation

     A provision of $19 million was recorded during the three months ended April 2, 1999 to accrue damages and legal fees, through to appeal, relating to Electro Scientific Industries, Inc. v. General Scanning Inc., USDC Case No. C-96-4628, and is reflected as a reduction in net assets acquired at the time of merger.
In October 1998 the U.S. District Court for the Northern District of California issued a decision on motions for summary judgment in an action filed against General Scanning Inc. for alleged patent infringement concerning U.S. Patent Nos. 5,265,114 and 5,473,624. The Court granted Electro Scientific's motions for summary judgment on infringement and on the issue of whether Electro Scientific committed inequitable conduct by intentionally failing to cite prior art to the U.S. Patent Office in connection with one of its patents. The Court denied General Scanning Inc.'s motion for summary judgment that the Electro Scientific patents are invalid due to prior art. During March 1999, the Court granted Electro Scientific's motion for partial summary judgment that upgrade kits, sold by General Scanning for 1.3 micron laser wavelength memory repair, infringe the Electro Scientific patents in suit. The referenced patents cover the use of
1.32 micron wavelength lasers in the repair of memory chips and semiconductors with imbedded memory. In April 1999 a federal court jury issued a verdict that Electro Scientific's patent 5,473,624 was invalid, and that Electro Scientific's patent 5,265,114 was valid, and awarded a $13.1 million damage judgment. A federal district court judge ruled on several post-trial matters in July 1999. The Court refused Electro Scientific's requests to increase damages awarded by the jury in April, and for attorney fees, but granted interest on the damages. The Court also affirmed the jury's decision to invalidate one of the two patents asserted by Electro Scientific in the case. The Company intends to appeal the decisions on the validity of the second patent, which was not overturned and the award of damages.

     Electro Scientific Industries, Inc. v. General Scanning Inc., USDC Case No. 98-4027. On or about October 20, 1998, Electro Scientific commenced an action in the U.S. District Court for the Northern District of California alleging infringement of three Electro Scientific patents (U.S. Patent Nos. 5,569,398, 5,685,995 and 5,808,272) and seeking an injunction, damages and attorneys' fees. The referenced patents cover the use of 1.32 micron wavelength lasers in the trimming of certain semiconductor devices. General Scanning denied Electro Scientific's allegations and asserted that the referenced patents were invalid. During July 1999, a settlement agreement was reached. The terms and conditions of the agreement are confidential. GSI Lumonics has made no payments to Electro Scientific as part of the settlement. GSI Lumonics is not manufacturing or offering for sale laser trimming systems incorporating the use of 1.3 micron wavelength lasers. The litigation and its settlement have no impact on the Company's business.

     Robotic Vision Systems, Inc. v. View Engineering, Inc., USDC Case No. 95-7441. This case involves a patent infringement complaint by Robotic Vision Systems, Inc. ("RVSI") alleging infringement of U.S. Patent No. 5,463,227. A trial date is scheduled for November 1999. The referenced patent covers a method of inspecting the electronic interconnect leads of certain semiconductor components. In settlement of separate litigation with RVSI in June 1998, arising from General Scanning Inc.'s acquisition of View in August 1996, General Scanning Inc. agreed not to compete in the field of semiconductor interconnection inspection. During the first six months of 1998, sales by General Scanning Inc. of all products used in semiconductor lead interconnection inspection which involved products relating to the alleged infringement totaled approximately 2% of General Scanning Inc.'s total sales.

     Robotic Vision Systems Inc. v. View Engineering, Inc., USDC Case No. 96-2288. In June 1998, the U.S. District Court for the Central District of California found infringement by View Engineering, Inc. ("View") on a particular method of measuring substrate coplanarity of unpopulated ball grid array packages. RVSI had previously dropped all claims for damages; hence, no damages were awarded. The Court determined that View had not willfully infringed and therefore refused RVSI's claim for attorneys' fees. The Court enjoined View from infringing or inducing infringement of the patent in question, No. 5,465,152. General Scanning Inc., on behalf of View, appealed the injunction. Oral argument on the appeal was held during May 1999 and the court has not reached a decision. In settlement of separate litigation with RVSI, in June 1998, arising from the General Scanning Inc. acquisition of View in August 1996, General Scanning Inc. agreed not to compete in the field of semiconductor interconnection inspection. Systems for use in inspection of ball grid electronic interconnection and for measuring substrate coplanarity accounted for approximately 1% of total sales during the first six months of 1998.

     GSI Lumonics believes that RVSI's claims in the above actions are without merit and GSI Lumonics Inc. is vigorously defending these proceedings. However, if RVSI prevails on one or more of its claims, there could be a material adverse effect on GSI Lumonics Inc.'s business, operating results and/or financial condition.

     Other. A party has commenced legal proceedings in the United States against a number of U.S. manufacturing companies, including companies that have purchased systems from GSI Lumonics Inc. The plaintiff in the proceedings has alleged that certain equipment used by these manufacturers infringes patents claimed to be held by the claimant. While GSI Lumonics Inc. is not a defendant in any of the proceedings, several of GSI Lumonics Inc.'s customers have notified GSI Lumonics Inc. that, if the party successfully pursues infringement claims against them, they may require GSI Lumonics Inc. to indemnify them to the extent that any of their losses can be attributed to systems sold to them by GSI Lumonics Inc.. While GSI Lumonics does not believe that the outcome of these claims will have a material adverse effect upon GSI Lumonics, there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect upon GSI Lumonics' financial condition or results of operations.

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

     (in thousands)                                 Three months ended              Six months ended
                                            -------------------------------    ---------------------------
                                               July 2,         June 30,         July 2,       June 30,
                                                1999            1998             1999           1998
                                            --------------- ---------------    ------------ --------------
     Sales to unaffiliated customers:
       Laser systems and components                $ 62,460        $ 36,366        $ 99,845       $ 75,431
       Printers                                       6,788               -           7,997              -
                                            --------------- ---------------    ------------ --------------
          Total                                    $ 69,248        $ 36,366        $107,842       $ 75,431
                                            =============== ===============    ============ ==============

     Income (loss) from operations:
       Laser systems and components (1,2)          $ (1,417)       $ (5,954)       $(38,686)      $ (4,412)
                                            --------------- ---------------    ------------ --------------
       Printers                                         743               -             743              -
       Corporate expenses                            (4,350)         (1,109)         (6,350)        (2,164)
                                            --------------- ---------------    ------------ --------------
          Total                                    $ (5,024)       $ (7,063)       $(44,293)      $ (6,576)
                                            =============== ===============    ============ ==============

     Total assets:
       Laser systems and components                $177,654        $118,325        $177,654       $118,325
       Printers                                      12,471               -          12,471              -
       Corporate assets (3)                          90,062          52,221          90,062         52,221
                                            --------------- ---------------    ------------ --------------
          Total                                    $280,187        $170,546        $280,187       $170,546
                                            =============== ===============    ============ ==============

     Capital expenditures:
       Laser systems and components                $  1,286        $  5,398        $  1,805       $  8,175
       Printers                                         860               -           1,384              -
                                            --------------- ---------------    ------------ --------------
          Total                                    $  2,146        $  5,398        $  3,189       $  8,175
                                            =============== ===============    ============ ==============

     Depreciation and amortization:
       Laser systems and components                $  3,037        $  1,170        $  8,089       $  2,444
       Printers                                         164               -             183              -
                                            --------------- ---------------    ------------ --------------
          Total                                    $  3,201        $  1,170        $  8,272       $  2,444
                                            =============== ===============    ============ ==============

(1) Includes $13,000 charge for acquired in-process research and development in first quarter 1999.
(2) Includes $19,631 charges for restructuring and other charges in first quarter 1999.
(3) Consists primarily of cash, cash equivalents, investments, deferred tax and intangible assets.

Geographic segment information

     The Company attributes revenues to geographic areas on the basis of the customer location invoiced. Long-lived assets are attributed to geographic areas in which Company assets reside.

          (in millions)                               Three months ended
          Revenues from external customers:           July 2,         June 30,
                                                       1999            1998
                                                  ------- -------  ------- -------
          USA...............................        $34.4      50%   $16.2      45%
          Canada............................          0.1       0%     2.3       7%
          Latin & South America.............          0.2       0%     0.1      0 %
          Europe............................         18.8      27%     9.9      27%
          Japan.............................          7.4      11%     3.8      10%
          Asia..............................          8.3      12%     4.1      11%
                                                  -------          -------
          Total.............................         69.2     100%    36.4     100%
                                                  =======          =======

          Long lived assets:
          USA...............................        $25.0            $ 3.4
          Canada............................          7.6              9.7
          Europe............................         17.4             16.3
          Japan.............................          0.1                -
          Asia..............................          0.4              0.3
                                                  -------          -------
          Total.............................         50.5             29.7
                                                  =======          =======

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS IN U.S. DOLLARS

OVERVIEW

GSI Lumonics Inc. was formed in the merger of General Scanning Inc. and Lumonics Inc. on March 22, 1999. The merger transaction has been accounted for as a purchase for accounting purposes and accordingly, the operations of General Scanning have been included in the consolidated financial statements only from the date of merger.

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

The Company experienced increased competitive product pricing pressure during the quarter, and pricing actions had a negative effect on reported gross profit. Because substantial portions of the Company's sales, costs of sales and other expenses are denominated in Canadian dollars, U.K. pounds sterling, Japanese yen and several other currencies, the Company's results of operations are subject to the effects of exchange rate fluctuations of those currencies relative to the US dollar. Changes in currency exchange rates may also affect the relative prices at which the Company and its competition sell their products in the same markets.

RESULTS OF OPERATIONS

Three months ended July 2, 1999 and June 30, 1998

Sales. Total sales were $69.2 million for the three months ended July 2, 1999, compared to $36.4 million in the three months ended June 30, 1998. Laser systems and component sales for the three months ended July 2, 1999 increased 72% to $62 million from $36 million in the comparable period of 1998 due primarily to the merger with General Scanning Inc., offset by slower activity in the semiconductor, automotive and aerospace sectors and decreased sales in Asia. The Company does not anticipate marked improvement in these market sectors or in the Asian markets it serves until later in the year, at the earliest. Printer sales for the three months ended July 2, 1999 due to the merger with General Scanning Inc. compared to zero in the comparable period of 1998.

          (in millions)                                Three months ended
          Revenues by market:                          July 2,          June 30,
                                                        1999              1998
                                                ------------------  ---------------
          Semiconductor.....................        $ 9.0      13%   $ 3.3       9%
          Electronics.......................         15.7      23%     9.7      27%
          Automotive........................          2.1       3%     2.9       8%
          Aerospace.........................          6.0       9%     4.5      12%
          Packaging.........................          2.4       3%     3.3       9%
          Emerging..........................          2.7       4%     1.8       5%
          Medical/Biotechnology.............         14.6      21%     0.6       2%
          Components........................          7.9      11%     1.8       5%
          Parts & service...................          8.8      13%     8.5      23%
                                                   ------           ------
          Total.............................         69.2     100%    36.4     100%
                                                   ======           ======

Gross profit.   Total gross profit was $23 million, or 34% of sales, for the three months ended July 2, 1999, compared to $9 million, or 24% of sales, for the three-month period ended June 30, 1998. Laser systems and components gross profit increased to 33% of sales in the three months ended July 2, 1999 from 24% of sales for the comparable three-month period of 1998. The increase was due primarily to merger with General Scanning Inc. which runs a higher gross margin, and product mix. Printers gross profit was 37% of sales in the three months ended July 2, 1999.

Research and product development.   Research and product development expenses
were $8 million, or 12% of total sales, for the three months ended July 2, 1999 compared to $4 million, or 11% of total sales, for the three months ended June 30, 1998. The increase was due primarily to merger with General Scanning Inc.

Selling, general and administrative. Selling, general and administrative expenses increased to $20 million in the three months ended July 2, 1999 from $10 million in the comparable period of 1998. This increase was due primarily to merger with General Scanning Inc. These expenses increased to 29% of total sales for the three-month period ended July 2, 1999 from 27% in the comparable period in 1998.

Restructuring, litigation settlement and other charges. Accruals remaining as of July 2, 1999 from prior quarter restructuring charges were $4 million for employee severance, $5 million for leased facility costs and $9 million for merger integration costs.

Interest. Interest income was $286 thousand for the three month period ended July 2, 1999 compared to $655 thousand for the comparable period of 1998. Interest expense was $379 thousand for the three month period ended July 2, 1999 compared to $324 thousand for the comparable period of 1998. There was a net decrease in cash and investments, resulting in less interest income, and an increase in bank debt partially offset by a decrease in long term debt.

Foreign exchange. Foreign exchange transactions resulted in a gain of $0.2 million in the three months ended July 2, 1999 compared to a loss of $0.2 million in the comparable period of 1998. Gains and losses are incurred when the Company's net receivables denominated in various currencies, including Canadian dollar, Japanese yen, pounds Sterling, Deutsche marks, Euro and other European currencies, are not fully hedged versus the US dollar.

Income tax. The income tax benefit for the Company was $1.2 million for the three months ended July 2, 1999 compared to a benefit of $2.1 million for the three months ended June 30, 1998.

Net income (loss). Net loss for the three months ended July 2, 1999 was $3.8 million, or $0.11 per share, based upon 34.2 million common shares, compared to net loss of $4.9 million, or $0.29 per share, based upon 17.1 million common shares in the comparable three month period of 1998.

Six months ended July 2, 1999 and June 30, 1998

Sales. Total sales were $108 million for the six months ended July 2, 1999, compared to $75 million in total sales in the six months ended June 30, 1998. Laser systems and component sales for the six months ended July 2, 1999 increased 32% to $100 million from $75 million in the comparable period of 1998 due primarily to the merger with General Scanning Inc., offset by slower activity in the semiconductor, automotive and aerospace sectors and decreased sales in Asia. The Company does not anticipate marked improvement in these market sectors or in the Asian markets it serves until later in the year, at the earliest. Printer sales for the six months ended July 2, 1999 due to the merger with General Scanning Inc. compared to zero in the comparable period of 1998.

                       (in millions)                       Six months ended
          Revenues by market:                          July 2,          June 30,
                                                        1999              1998
                                                   ---------------  ---------------
          Semiconductor.....................       $ 12.7      12%   $ 8.3      11%
          Electronics.......................         25.7      24%    15.4      20%
          Automotive........................          3.7       3%     8.0      11%
          Aerospace.........................          7.9       7%    10.2      13%
          Packaging.........................          5.6       5%     6.2       8%
          Emerging..........................          5.4       5%     5.1       7%
          Medical/Biotechnology.............         17.8      17%     2.2       3%
          Components........................         11.6      11%     3.5       5%
          Parts & service...................         17.4      16%    16.5      22%
                                                   ------           ------
             Total.........................         107.8     100%    75.4     100%
                                                   =======          ======

Gross profit. Total gross profit was $31 million, or 29% of sales, for the six months ended July 2, 1999, compared to $22 million, or 29% of sales, for the six months ended June 30, 1998. Laser systems and components gross profit decreased to 28% of sales in the six months ended July 2, 1999 from 29% of sales for the comparable six month period of 1998. The decrease was due primarily to lower sales volume, product mix, pricing, and $3 million of inventory provisions taken during the first quarter. Printers gross profit was 38% of sales in the six months ended July 2, 1999.

Research and product development.   Research and product development expenses
were $12 million, or 11% of total sales, for the six months ended July 2, 1999 (excluding a one time expense relating to acquired in-process research and development associated with the merger with General Scanning) compared to $7 million, or 10% of total sales, for the six months ended June 30, 1998.

Selling, general and administrative.   Selling, general and administrative
expenses increased to $31 million in the six months ended July 2, 1999 from $19 million in the comparable period of 1998. This increase was due primarily to the merger with General Scanning Inc. These expenses increased to 28% of total sales for the six month period ended July 2, 1999 from 26% in the comparable period in 1998.

Restructuring, litigation settlement and other charges.   A charge of $19.6
million was taken during the three months ended April 2, 1999 to accrue employee severance of $5.6 million, leased facility and related costs of $4 million associated with the closure of the plant in Oxnard, California and redundant facilities worldwide, and costs of $10 million associated with restructuring and integration of operations as a result of the merger. Accruals remaining as of July 2, 1999 from prior quarter restructuring charges were $4 million for employee severance, $5 million for leased facility costs and $9 million for merger integration costs.

A provision of $19 million was recorded during the three months ended April 2, 1999 to accrue damages and legal fees, through to appeal, relating to Electro Scientific Industries, Inc. v. General Scanning Inc., USDC Case No. C-96-4628, and is reflected as a reduction in net assets acquired at the time of the merger. A federal district court judge ruled on several post-trial matters in July 1999. The Court refused ESI's requests to increase damages awarded by the jury in April, and for attorney fees, but granted interest on the damages. The Court also affirmed the jury's decision to invalidate one of the two patents asserted by ESI in the case. The company intends to appeal the decisions on the validity of the second patent, which was not overturned, and the award of damages. The accrual remaining as of July 2, 1999 was $18 million.

Merger expenses.    Charges of $3 million during the three months ended April 2,
1999, including brokers fees and legal and accounting costs, are reflected in the cost of acquisition. Costs spent by the Company of $463 thousand, net of tax effects, related to issuance of common shares, have been included in equity.

Interest.   Interest income was $634 thousand for the six months ended July 2,
1999 compared to $1,317 thousand for the comparable period of 1998. Interest expense was $533 thousand for the six months ended July 2, 1999 compared to $660 thousand for the comparable period of 1998. There was a net decrease in cash, resulting in less interest income, and a decrease in long term debt partially offset by an increase in bank debt.

Foreign exchange.   Foreign exchange transactions resulted in a loss of $0.6
million in the six months ended July 2, 1999 compared to a loss of $0.8 million in the comparable period of 1998. Gains and losses are incurred when the Company's net receivables denominated in various currencies, including Canadian dollar, Japanese yen, pounds Sterling, Deutsche marks, Euro and other European currencies, are not fully hedged versus the US dollar.

Income tax.   The income tax benefit for the Company was $5.5 million for the six months ended July 2, 1999 compared to a benefit of $1.9 million for the six months ended June 30, 1998. The low rate of recovery of 12% is a result of a number of factors, including permanent differences between income for accounting and income for tax purposes such as the acquired in-process research and development expense which is not deductible for tax purposes.

Net income (loss).   Net loss for the six months ended July 2, 1999 was $39
million, or $1.47 per share based upon 26.7 million average common shares, compared to net loss of $4.7 million, or $0.28 per share based upon 17.1 million common shares in the comparable six months of 1998.

Backlog.   Backlog at July 2, 1999 was approximately $73 million compared to $29 million at December 31, 1998. On a pro forma basis, as if the merger had occurred at the beginning of the fiscal period, backlog was $59 million at December 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $38 million on July 2, 1999 compared to $24 million on December 31, 1998. Bank indebtedness and the current portion of long-term debt increased to $26 million on July 2, 1999 from $11 million on December 31, 1998. The merger with General Scanning accounts for $6 million of this increase.

During the first six months of 1999, cash flows of $4.2 million were used in operating activities, investing activities provided cash flows of $6.1 million, and financing activities provided cash flows of $8.7 million.

Net loss of $39 million in the first six months of 1999, offset by non-cash charges for acquired in-process research and development, depreciation, amortization, unrealized currency exchange loss, deferred taxes and deferred compensation totaling $17 million, and by net increase in working capital of $18 million, resulted in $4.9 million used in operating activities.

Cash flow from investing activities was due primarily to $8.2 million maturity of short-term investments. At the date of merger, General Scanning added $4.7 million in cash and cash equivalents, offset by merger costs of $3.3 million and capital expenditures of $3.2 million.

The Company has credit facilities of approximately $32 million, which are denominated in Canadian dollars, US dollars, Pound sterling and Japanese yen. Borrowings under the credit facilities, of which $22 were outstanding at July 2, 1999, are due on demand and bear interest based on prime.

Accounts receivable and inventories have been pledged as collateral for the bank indebtedness under general security agreements. The borrowings require, among other things, the Company to maintain specified financial ratios and conditions. As of July 2, 1999, the Company was in breach of certain covenants and the lending institutions have provided waivers.

The Company believes that existing cash and investments, together with cash generated by future operations and the existing credit facilities, will be sufficient to satisfy anticipated cash needs to fund working capital and investments in manufacturing facilities and equipment for its existing businesses over the next twelve months. GSI Lumonics is reviewing and restructuring its existing lines of credit to meet the needs of the merged company. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may require additional equity or debt financings to fund such activities, which could result in additional dilution to the Company's shareholders.*


LEGAL PROCEEDINGS

A provision of $19 million was recorded during the three months ended April 2, 1999 to accrue damages and legal fees, through to appeal, relating to Electro Scientific Industries, Inc. v. General Scanning Inc. USDC Case No. C-96-4628 and is reflected as a reduction in net assets acquired at the time of merger. The company intends to appeal the decisions on the validity of the second patent, which was not overturned and the award of damages.*

See Note 10 to the consolidated financial statements.


YEAR 2000

The use of computer programs written using two digits rather than four to define the applicable year gives rise to what is commonly referred to as the Year 2000 problem. The major areas being addressed by the Company in regards to Year 2000 compliance are internal operating systems, the installed base of products at customer sites and third party compliance issues.

The efficient operation of the Company's business is dependant, in part, on its computer software and hardware. These systems are used in several key areas of the Company's business, including sales, purchasing, engineering, inventory control, manufacturing, service and financial reporting. The Company has been evaluating its systems to identify potential Year 2000 compliance problems. These actions are necessary to ensure that the programs and systems will recognize and accurately process the Year 2000 and beyond. Based on present information, the Company believes its systems for operations are Year 2000 compliant.

The company also continues to assess the impact of the Year 2000 issue on the operations of its products installed at customers. The installed base customers that have older products that are not Year 2000 compliant are being contacted and offered upgrade options. This effort should be complete by the third quarter of 1999.

Finally, the Company is in the process of assessing its major suppliers' and customers' compliance with Year 2000 issues. This will be an ongoing effort through the next year. The Company believes that suppliers and customers present the area of greatest risk to the Company in part because of the Company's limited ability to influence actions of such third parties, and in part because of the Company's inability to estimate the level of impact of noncompliance of third parties throughout the extended supply chain. The most reasonably likely worst case scenario would involve non-performance by a supplier, which could delay production and delivery of product to customers.

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

The merger of Lumonics Inc. and General Scanning Inc. was completed on March 22, 1999. Integration teams continue to refine and implement plans to guide the first 12 months' integration initiatives. Cross functional, inter-company teams covering manufacturing operations, distribution, research and development, technology, customer support and administration were asked to cover many topics including customer retention, cost saving synergy, revenue enhancement opportunities and organization structure.

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

The information included in the above "Outlook for 1999" section, as well as in certain statements made throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations that are identified by an asterisk (*), is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of a laser manufacturing business operating in the global economy. Some factors that could significantly impact expected revenues, costs, and net income (loss) include: capital expenditures by customers which are in turn affected by cycles in the markets served by those customers, the Asian economic environment, the impacts of the Company's merger related activities, foreign currency exchange rate fluctuations, timing and shipment of significant orders, the risk of delays by the Company's OEM customers in introducing their new products and market acceptance of those products incorporating subsystems supplied by the Company, similar risks to the Company in delays in new product introductions and market acceptance of its new products, the level of cost-reduction efforts, the general economic environment and other risks detailed in the Company's Form 10-K that has been filed in connection with its 1998 fiscal year. With respect to the forward-looking statements set forth in the "Legal Proceedings" section, some of the factors that could affect the ultimate disposition of these contingencies are the development of facts in individual cases, settlement opportunities and the actions of plaintiffs, judges and juries. Some factors that could significantly impact the Company's expected Year 2000 readiness and the estimated cost thereof include the results of the technical assessment, remediation and testing of date-sensitive systems and equipment and the ability of critical business suppliers and customers to achieve Year 2000 readiness.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

(in thousands)                                                                JULY 2,1999
                                                                           ---------------
Long-term debt, including current portion:
       Sumitomo Heavy Industries, Ltd., Japanese yen term loans...........         $4,968
Favorable value of swaps:
     -to convert 150 million yen to U.S. $1,024, semi-annual interest
      at the six-month LIBOR less 1.56%...................................            218

     -to convert 225 million yen to Canadian $1,744, semi-annual interest
      at the three month bankers acceptance rate less 1.62%...............            679

     -to convert 225 million yen to U.S. $1,535, interest payable
      semi-annually at 8.20%..............................................            328
                                                                                   ------
Favorable value of swaps..................................................          1,225
                                                                                   ------
Economic value............................................................         $3,743
                                                                                   ======

                               GSI LUMONICS INC.
                           Part II. Other Information


Item 1.   Changes in legal proceedings and arbitration
          --------------------------------------------

     A provision of $19 million was recorded during the three months ended April 2, 1999 to accrue damages and legal fees, through to appeal, relating to Electro Scientific Industries, Inc. v. General Scanning Inc., USDC Case No. C-96-4628, and is reflected as a reduction in net assets acquired at the time of the merger between the Company and General Scanning. In October 1998 the U.S. District Court for the Northern District of California issued a decision on motions for summary judgment in an action filed against General Scanning Inc. for alleged patent infringement concerning U.S. Patent Nos. 5,265,114 and 5,473,624. The Court granted Electro Scientific's motions for summary judgment on infringement and on the issue of whether Electro Scientific committed inequitable conduct by intentionally failing to cite prior art to the U.S. Patent Office in connection with one of its patents. The Court denied General Scanning Inc.'s motion for summary judgment that the Electro Scientific patents are invalid due to prior art. During March 1999, the Court granted Electro Scientific's motion for partial summary judgment that upgrade kits, sold by General Scanning for
     1.3 micron laser wavelength memory repair, infringe the ESI patents in suit. The referenced patents cover the use of 1.32 micron wavelength lasers in the repair of memory chips and semiconductors with imbedded memory. In April 1999 a federal court jury issued a verdict that ESI's patent 5,473,624 was invalid, and that ESI's patent 5,265,114 was valid, and awarded a $13.1 million damage judgment against General Scanning. A federal district court judge ruled on several post-trial matters in July 1999. The Court refused ESI's requests to increase damages awarded by the jury in April, and for attorney fees, but granted interest on the damages. The Court also affirmed the jury's decision to invalidate one of the two patents asserted by ESI in the case. The Company intends to appeal the decisions on the validity of the second patent, which was not overturned, and the award of damages.

Item 2.   Changes in Securities
          ---------------------

     (a) At various times during the three months ended July 2, 1999, a total of 6,398 common shares of the Company were issued pursuant to the exercises of stock options held by directors, officers and employees of the company. All issuances were exempt pursuant to Section 4(2) of the United States Securities Act of 1933 or Regulation S or Rule 701 thereunder. The total consideration received by the company on the exercise of such options was $17,769 which funds have been or will be used for general corporate purposes.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     On May 11, 1999, the company's shareholders voted at a special and general meeting on [1] an increase of 1,000,000 shares in the number of common shares reserved for issuance under the company's 1995 Stock Option Plan For Employees and Directors and on [2] the approval of the company's Shareholders Rights Plan. Both motions were passed with the following results:

                                                 For      Against
                                                 ---      -------
     [1] Increase shares for stock options    7,896,660  1,560,504
     [2] Shareholders rights plan             8,133,812  1,323,352

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     a)  Exhibits
     --  --------
     27.  Financial Data Schedule.

     b)   Reports on Form 8-K
     ---  -------------------
     None

                               GSI LUMONICS INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



GSI Lumonics Inc.



/s/ Charles D. Winston             Date: August 11, 1999
----------------------
Charles D. Winston
Chief Executive Officer



/s/ Desmond J. Bradley              Date: August 11, 1999
----------------------
Desmond J. Bradley
Vice President Finance and
Chief Financial Officer