Form 10-Q
period 1999-10-01
GSI LUMONICS INC
filed 1999-11-08
CIK 1076930

                                   Form 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

              For the quarterly period ended October 1, 1999
                                             ---------------
                                      OR

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                        Commission File No. 333-71449
                               ----------------

                               GSI Lumonics Inc.
            (Exact name of registrant as specified in its charter)

      New Brunswick, Canada                                38-185358
(Jurisdiction of incorporation)             (I.R.S. Employer Identification No.)

                              105 Schneider Road
                        Kanata, Ontario, Canada K2K 1Y3
                   (Address of principal executive offices)

                           Telephone: (613) 592-1460


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of October 15, 1999, there were 34,178,566 shares of Common Stock, no par value, outstanding.

                               GSI Lumonics Inc.
                               Table of Contents


                                                                                          Page
                                                                                          ----
Part I - Financial Information:

        Item 1.  Financial Statements

                      Consolidated Balance Sheets.........................................  3

                      Consolidated Statements of Operations...............................  4

                      Consolidated Statements of Cash  Flows..............................  5

                      Notes to Consolidated Financial  Statements.........................  6-12

        Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................................  13-19

        Item 3.  Quantitative and Qualitative Disclosures About
                      Market Risk.........................................................  19

Part II - Other Information...............................................................  20

Signatures................................................................................  21

                      GSI Lumonics Inc. and Subsidiaries
                          Consolidated Balance Sheets
                     (in US$ thousands, except share data)


                                                                                      October 1,            Dec. 31,
                                                                                         1999                 1998
                                                                                         ----                 ----
                                                                                      (unaudited)          (see note 2)

Assets
Current assets:
     Cash and cash equivalents.....................................................    $       26,674        $    24,229
     Short term investments........................................................             5,316              8,098
     Accounts receivable, less allowance of $3,231 (December 31, 1998 - $311)......            67,137             31,673
     Due from related party........................................................             2,130              3,844
     Inventories...................................................................            65,077             44,096
     Deferred tax and other current assets.........................................            37,283              8,305
     Current portion of swap contracts.............................................             1,247              1,076
                                                                                       ---------------       -----------
           Total current assets....................................................           204,864            121,321
                                                                                       ---------------       -----------

Property, plant and equipment, net of accumulated depreciation
   of $63,619 (December 31, 1998 - $24,299)........................................            50,566             32,209
Long term portion of swap contracts................................................               623              1,076
Other assets.......................................................................             5,766                964
Intangible assets, net of amortization of $6,497 (December 31, 1998 - $2,953)......            17,290              4,072
                                                                                       ---------------       -----------
                                                                                       $      279,109        $   159,642
                                                                                       ===============       ===========

Liabilities and Stockholders' Equity
Current liabilities:
     Bank indebtedness.............................................................    $       14,584        $     7,261
     Accounts payable..............................................................            25,746              5,605
     Accrued expenses and income taxes.............................................            60,153             18,937
     Current portion of deferred compensation......................................               122                -
     Current portion of long term debt.............................................             5,268              3,541
                                                                                       ---------------       -----------
           Total current liabilities...............................................           105,873             35,344
                                                                                       ---------------       -----------

Long-term debt due after one  year.................................................             1,916              3,541
Deferred compensation, less current portion........................................             2,030               -
Commitments and contingencies (see note 10)
 Stockholders' equity:
     Capital stock, no par value;
        issued shares of 34,175,663 (December 31, 1998 - 17,056,001)...............           222,548            138,871
     Deficit.......................................................................           (46,730)            (9,451)
     Cumulative translation adjustment.............................................            (6,908)            (8,663)
     Unrealized gain on marketable equity securities, net..........................               380                -
                                                                                       ---------------       -----------
           Total stockholders' equity..............................................           169,290            120,757
                                                                                       ---------------       -----------
                                                                                       $      279,109        $   159,642
                                                                                       ===============       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      GSI Lumonics Inc. and Subsidiaries
               Consolidated Statements of Operations (unaudited)
                     (in US$ thousands, except share data)


                                                             Three months ended                   Nine months ended
                                                         -----------------------------       ------------------------------
                                                         October 1,       September 30,      October 1,       September 30,
                                                            1999              1998              1999             1998
                                                         -----------    --------------       ------------    --------------
                                                                         (see note 2)                        (see note 2)

Sales:
     Laser systems and components.....................        69,624           34,779             169,469          110,210
     Printers.........................................         8,417              -                16,414              -
                                                         -----------    -------------       -------------    -------------
          Total sales.................................        78,041           34,779             185,883          110,210
                                                         -----------    -------------       -------------    -------------

Cost of sales:
     Laser systems and components.....................        42,726           24,893             114,754           78,314
     Printers.........................................         4,827              -                 9,746              -
                                                         -----------    -------------       -------------    -------------
          Total cost of sales.........................        47,553           24,893             124,500           78,314
                                                         -----------    -------------       -------------    -------------

Gross profit:
     Laser systems and components.....................        26,898            9,886              54,715           31,896
     Printers.........................................         3,590              -                 6,668              -
                                                         -----------    -------------       -------------    -------------
          Total gross profit..........................        30,488            9,886              61,383           31,896
                                                         -----------    -------------       -------------    -------------

Operating expenses:
     Research and product development.................         8,104            2,805              20,024           10,038
     Selling, general and administrative..............        18,999            9,712              49,636           28,979
     Acquired in-process research and development.....           -                -                13,000              -
     Restructuring and other Charges..................           -                -                19,631            2,086
                                                         -----------    -------------        ------------   --------------
          Total operating expenses.....................       27,103           12,517             102,291           41,103
                                                         -----------    -------------        ------------   --------------

Income (loss) from operations..........................        3,385           (2,631)            (40,908)          (9,207)
Interest income,  net..................................            2              350                 103            1,007
Foreign exchange transaction gains (losses).............        (514)           1,417              (1,144)             662
                                                         -----------    -------------        ------------    -------------
Income (loss) before income taxes.......................       2,873             (864)            (41,949)          (7,538)
Income taxes provision (benefit)........................         874             (255)             (4,671)          (2,202)
                                                          ----------    -------------        ------------    -------------
Net income   (loss).....................................  $    1,999    $        (609)       $    (37,278)   $      (5,336)
                                                          ==========    =============        ============    =============

Foreign currency translation adjustments................       2,499           (1,200)              1,755           (3,028)
Change in unrealized gain on marketable equity
    securities, net.....................................          58             -                    380              -
                                                           ---------    -------------       -------------    -------------
Comprehensive income (loss).............................   $   4,556    $      (1,809)      $     (35,143)   $      (8,364)
                                                           =========    =============       =============    =============

Net income (loss) per common share:
     Basic                                                 $    0.06    $       (0.04)      $       (1.28)   $       (0.31)
     Diluted                                               $    0.06    $       (0.04)      $       (1.28)   $       (0.31)
                                                           =========    =============       =============    =============

Weighted average common shares outstanding                    34,173           17,059              29,182           17,091
                                                           =========    =============       =============    =============

Weighted average common shares outstanding
     and dilutive potential common shares...............      35,085           17,059              29,182           17,091
                                                           =========    =============       =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                      GSI Lumonics Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (unaudited)
                              (in US$ thousands)

                                                                                             Nine months ended
                                                                                         --------------------------
                                                                                          October 1,   September 30,
                                                                                             1999          1998
                                                                                         -----------   ------------
                                                                                                       (see note 2)
Cash flows from operating activities:
Net income (loss)......................................................................      (37,278)        (5,336)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Acquired in-process research and development.......................................       13,000              -
    Depreciation and Amortization......................................................       11,114          3,858
    Deferred compensation..............................................................           30              -
    Deferred income taxes..............................................................       (5,837)          (882)
    Unrealized currency exchange loss..................................................          518            826
Changes in current assets and liabilities:
    Accounts receivable................................................................       (2,785)        12,958
    Inventories........................................................................       11,447         (8,068)
    Other current assets...............................................................       (2,093)        (1,636)
    Accounts payable, accrued expenses, and taxes payable..............................        8,754         (3,279)
                                                                                         -----------   ------------
Net cash used in operating activities..................................................       (3,130)        (1,559)
                                                                                         -----------   ------------

Cash flows from investing activities:
Merger with General Scanning Inc.......................................................        1,451              -
Acquisition of Meteor Optics Inc.......................................................            -         (1,097)
Additions to property, plant, and equipment, net.......................................       (4,467)       (11,694)
Maturity of short term investments.....................................................        8,208         41,136
Purchase of short term investments.....................................................       (5,316)       (42,055)
Increase in other assets...............................................................         (573)             -
                                                                                         -----------   ------------
Net cash used in investing activities..................................................         (697)       (13,710)
                                                                                         -----------   ------------

Cash flows from financing activities:
Proceeds (payments) of bank indebtedness and others, net...............................        2,420         (9,660)
Payments on long-term debt.............................................................       (1,646)        (1,174)
Proceeds from exercise of stock options................................................          149             70
Repurchase of common shares............................................................            -           (627)
                                                                                         -----------   ------------
Net cash provided by (used in) financing activities....................................          923        (11,391)
                                                                                         -----------   ------------

Effect of exchange rate changes on cash and cash equivalents...........................        5,349         (4,244)
                                                                                         -----------   ------------

Increase (decrease) in cash and cash equivalents.......................................        2,445        (30,904)
Cash and cash equivalents, beginning of period.........................................       24,229         56,828
                                                                                         -----------   ------------
Cash and cash equivalents, end of period...............................................  $    26,674   $     25,924
                                                                                         ===========   ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest..........................................................................  $       798   $        691
     Income taxes......................................................................  $       497   $      3,005

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

     The consolidated financial statements include the accounts of GSI Lumonics Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in con consolidation.

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

     (in thousands)
     Shares purchased (a).........................................   $  83,074
     Options purchased (b) & (c)..................................         917
                                                                     ---------
               Total purchase price...............................   $  83,991
                                                                     =========

     Current assets, including cash of $4,719.....................      89,070
     Fixed assets.................................................      21,546
     Acquired technology (d)......................................      13,000
     Allocated to goodwill (e)....................................       3,704
     Other long term assets (f)...................................       3,950
     Current liabilities..........................................     (56,081)
     Long term debt...............................................         (28)
     Deferred compensation, net of $757 current portion...........      (1,365)
     Transaction costs............................................      (2,805)
     In-process research and development (g)......................      13,000
                                                                     ---------
                                                                     $  83,991
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

     (in thousands except per share amounts)                         Pro forma combined
                                                           Three months ended       Nine months ended
                                                         Oct. 1,     Sept. 30,     Oct. 1,   Sept. 30,
                                                           1999        1998         1999       1998
                                                           ----        ----         ----       ----
     Sales..........................................    $ 78,041    $ 76,699     $ 206,342   $251,534
                                                       =====================    =====================
     Net income (loss)..............................    $  1,999    $(1,739)     $(44,406)   $ (7,334)
                                                       =====================    =====================
     Net income (loss) per common share:
           Basic                                        $   0.06    $ (0.05)     $  (1.30)   $  (0.22)
           Diluted                                      $   0.06    $ (0.05)     $  (1.30)   $  (0.22)
                                                       ====================     =====================
     Weighted average common shares outstanding           34,173     34,082        34,162      34,009
                                                       ====================     =====================
     Weighted average common shares outstanding
           and dilutive potential common shares           35,085     34,082        34,162      34,009
                                                       ====================     =====================

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

     Common and diluted per common shares amounts are calculated using the following weighted average number of shares:

            (in thousands)                                       Three months ended
                                                            -----------------------------
                                                                 Oct. 1,     Sept. 30,
                                                                  1999         1998
                                                            -----------------------------
            Weighted average common shares outstanding         34,173         17,059
            Dilutive potential common shares                      912           -0-
                                                            -----------------------------
            Diluted common shares                              35,085         17,059
                                                            =============================

            Weighted options and warrants excluded from
                 diluted income per common share
                 as their effect would be anti-dilutive         1,603          1,281
                                                            =============================

                                                            ---------------------------
            (in thousands)                                        Nine months ended
                                                            ---------------------------
                                                               Oct. 1,       Sept. 30,
                                                                1999           1998
                                                            ---------------------------
            Weighted average common shares outstanding         29,182         17,091
            Dilutive potential common shares                     -0-            -0-
                                                            ---------------------------
            Diluted common shares                              29,182         17,091
                                                            ===========================

            Weighted options and warrants excluded from
                 diluted income per common share
                 as their effect would be anti-dilutive         4,964          1,301
                                                            ===========================

4.   Cash equivalents
     ----------------
     Cash equivalents are highly liquid investments with original maturity dates of less than three months.

5.   Related party transactions
     --------------------------
     The company recorded sales revenue from Sumitomo Heavy Industries, Ltd., a significant shareholder, of $8.4 million in the nine months ended October 1, 1999 and $12.5 million in the nine months ended September 30, 1998 at values and normal terms approximately equivalent to third party transactions. The balance sheet reflects receivables from Sumitomo as due from related party.

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

6.   Inventories
     -----------
     Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market. The components of inventory are:

               (in thousands)                         Oct. 1,         Dec. 31,
                                                       1999             1998
                                                       ----             ----
                                                                      C>
               Materials                             $ 24,170         $  9,123
               Work-in-process                         13,635           14,062
               Finished goods                          27,272           20,911
                                                     --------         --------
                                                     $ 65,077         $ 44,096
                                                     ========         ========

7.   Comprehensive income
     --------------------
     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general- purpose financial statements.

     The Company considers the RVSI (ROBV) common stock to be available-for-sale and, accordingly, is recording changes in its fair market value as a component of stockholders' equity and comprehensive income (loss) for the reporting periods. During the three month's ended October 1, 1999 the Company sold 7,493 shares of RVSI stock for approximately $42 thousand.

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

9.   Restructuring and other charges
     -------------------------------
     A charge of $19.6 million was taken during the three months ended April 2, 1999 to accrue employee severance of $5.6 million, leased facility and related costs of $4 million associated with the closure of the plant in Oxnard, California and redundant facilities worldwide, and costs of $10 million associated with restructuring and integration of operations as a result of the merger. Accruals remaining as of October 1, 1999 from prior quarter restructuring charges were $4 million for employee severance, $4 million for leased facility costs and $5 million for merger integration costs.

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

     Minimum lease payments under operating leases expiring subsequent to October 1, 1999 are:

            (in thousands)
            Remaining three months of 1999                       $  1,375
            2000                                                    5,081
            2001                                                    4,372
            2002                                                    3,697
            2003                                                    2,786
            Thereafter                                              8,199
                                                                 --------
            Total minimum lease payments                         $ 25,510
                                                                 ========

Litigation
     A provision of $19 million was recorded during the three months ended April 2, 1999 to accrue damages and legal fees, through to appeal, relating to Electro Scientific Industries, Inc. v. General Scanning Inc., USDC Case No.C-96-4628, and is reflected as a reduction in net assets acquired at the time of merger. In October 1998 the U.S. District Court for the Northern District of California issued a decision on motions for summary judgment in an action filed against General Scanning Inc. for alleged patent infringement concerning U.S. Patent Nos. 5,265,114 and 5,473,624. The Court granted Electro Scientific's motions for summary judgment on infringement and on the issue of whether Electro Scientific committed inequitable conduct by intentionally failing to cite prior art to the U.S. Patent Office in connection with one of its patents. The Court denied General Scanning Inc.'s motion for summary judgment that the Electro Scientific patents are invalid due to prior art. During March 1999, the Court granted Electro Scientific's motion for partial summary judgment that upgrade kits, sold by General Scanning for 1.3 micron laser wavelength memory repair, infringe the Electro Scientific patents in suit. The referenced patents cover the use of 1.32 micron wavelength lasers in the repair of memory chips and semiconductors with imbedded memory. In April 1999 a federal court jury issued a verdict that Electro Scientific's patent 5,473,624 was invalid, and that Electro Scientific's patent 5,265,114 was valid, and awarded a $13.1 million damage judgment. A federal district court judge ruled on several post-trial matters in July 1999. The Court refused Electro Scientific's requests to increase damages awarded by the jury in April, and for attorney fees, but granted interest on the damages. The Court also affirmed the jury's decision to invalidate one of the two patents asserted by Electro Scientific in the case. The Company has appealed the decisions on infringement, the validity of the second patent, which was not overturned, and the award of damages. No date has been set for arguments.

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

      Robotic Vision Systems Inc. v. View Engineering, Inc., USDC Case No. 96-2288. In June 1998, the U.S. District Court for the Central District of California found infringement by View Engineering, Inc. ("View") on a particular method of measuring substrate coplanarity of unpopulated ball grid array packages. RVSI had previously dropped all claims for damages; hence, no damages were awarded. The Court determined that View had not willfully infringed and therefore refused RVSI's claim for attorneys' fees. The Court enjoined View from infringing or inducing infringement of the patent in question, No. 5,465,152. General Scanning Inc., on behalf of View, appealed the injunction. Oral argument on the appeal was held during May 1999 and the court affirmed the decision. In settlement of separate litigation with RVSI, in June 1998, arising from the General Scanning Inc. acquisition of View in August 1996, General Scanning Inc. agreed not to compete in the field of semiconductor interconnection inspection. Systems for use in inspection of ball grid electronic interconnection and for measuring substrate coplanarity accounted for approximately 1% of total sales during the first six months of 1998.

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

      (in thousands)                              Three months ended              Nine months ended
                                             ------------------------------   ---------------------------
                                                   Oct. 1,       Sept. 30,         Oct. 1,      Sept. 30,
                                                    1999           1998             1999          1998
                                                    ----           ----             ----          ----
                                             ------------------------------   ---------------------------
      Sales to unaffiliated customers:
         Laser systems and components              $ 69,624      $ 34,779        $ 169,469    $ 110,210
         Printers                                     8,417           -             16,414          -
                                             ------------------------------   ---------------------------
              Total                                $ 78,041      $ 34,779        $ 185,883    $ 110,210
                                             ==============================   ===========================

      Income (loss) from operations:
         Laser systems and components (1,2)        $  5,139      $ (1,768)       $ (33,547)   $  (6,180)
         Printers                                     1,854           -              2,597          -
         Corporate expenses                          (3,608)         (863)          (9,958)      (3,027)
                                             ------------------------------   ---------------------------
              Total                                $  3,385      $ (2,631)       $ (40,908)   $  (9,207)
                                             ==============================   ===========================

      Total assets:
         Laser systems and components              $179,179      $119,362        $ 179,179    $ 119,362
         Printers                                    11,815           -             11,815          -
         Corporate assets (3)                        88,115        45,632           88,115       45,632
                                             ------------------------------   ---------------------------
              Total                                $279,109      $164,994        $ 279,109    $ 164,994
                                             ==============================   ===========================

      Capital expenditures:
         Laser systems and components              $  1,195      $  3,519        $   3,000    $  11,694
         Printers                                        83           -              1,467          -
                                             ------------------------------   ---------------------------
              Total                                $  1,278      $  3,519        $   4,467    $  11,694
                                             ==============================   ===========================

      Depreciation and amortization:
         Laser systems and components              $  2,646      $  1,414        $  10,735    $   3,858
         Printers                                       196           -                379          -
                                             ------------------------------   ---------------------------
              Total                                $  2,842      $  1,414        $  11,114    $   3,858
                                             ==============================   ===========================

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

            (in millions)                                         Three months ended
                                                                Oct. 1,        Sept. 30,
            Revenues from external customers:                    1999            1998
                                                                 ----            ----
               USA......................................... $ 40.5    52%   $ 15.1     43%
               Canada......................................    4.1     5%      2.1      6%
               Latin & South America.......................    0.5     1%      0.1      0%
               Europe......................................   16.8    22%     11.5     33%
               Japan.......................................   10.5    13%      3.4     10%
               Asia........................................    5.6     7%      2.6      8%
                                                            ========        ========
                   Total...................................   78.0   100%     34.8    100%
                                                            ========        ========

            Long lived assets:
               USA......................................... $ 24.8          $  3.9
               Canada......................................    7.4             9.5
               Europe......................................   17.9            18.3
               Japan.......................................    0.1              -
               Asia........................................    0.4             0.3
                                                            ========        ========
                   Total...................................   50.6            32.0
                                                            ========        ========

12.  Subsequent Event
     ----------------
     On October 4, 1999 the Company acquired 100% of LPKK, a subsidiary of Sumitomo Heavy Industries Ltd. of Tokyo Japan for $1.4 million.

Item 2.
          Management's Discussion and Analysis of Financial Condition and Results of Operations in U.S. dollars

Overview

On March 22, 1999, GSI Lumonics Inc. completed a merger of equals with General Scanning Inc. The merger transaction has been accounted for as a purchase for accounting purposes and accordingly, the operations of General Scanning have been included in the consolidated financial statements only from the date of merger.

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

The Company also sells printers. These products have historically been sold primarily to manufacturers of medical equipment for patient care monitoring. This segment of the Company's business has not experienced significant cyclicality in the past. However, sales of certain printers used in the greeting card industry tend to increase in the third quarter in anticipation of holiday greeting card sales.

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

Results of Operations

Three months ended October 1, 1999 and September 30, 1998

Sales. Total sales were $78.0 million for the three months ended October 1, 1999, compared to $34.8 million in the three months ended September 30, 1998. Laser systems and component sales for the three months ended October 1, 1999 increased 100% to $70 million from $35 million in the comparable period of 1998 due primarily to the merger with General Scanning Inc. Printer sales for the three months ended October 1, 1999 are due to the merger with General Scanning Inc. and were zero in the comparable period of 1998.

            (in millions)                                         Three months ended
                                                                Oct. 1,      Sept. 30,
            Revenues by market:                                  1999           1998
                                                                 ----           ----
               Semiconductor...............................  $ 9.3    12%   $ 3.7     11%
               Electronics.................................   16.1    21%     7.8     23%
               Automotive..................................    3.4     4%     1.1      3%
               Aerospace...................................    5.7     7%     0.8      2%
               Packaging...................................    4.0     5%     3.2      9%
               Emerging....................................    3.3     4%     7.5     22%
               Medical/Biotechnology.......................   14.6    19%     1.4      4%
               Components..................................   11.5    15%     1.9      5%
               Parts & service.............................   10.1    13%     7.4     21%

                                                 ------         ------
               Total............................   78.0   100%    34.8   100%
                                                 ======         ======

Gross profit. Total gross profit was $30 million, or 39% of sales, for the three months ended October 1, 1999, compared to $10 million, or 28% of sales, for the three-month period ended September 30, 1998. Laser systems and components gross profit increased to 38% of sales in the three months ended October 1, 1999 from 28% of sales for the comparable three-month period of 1998. The increase was due primarily to merger with General Scanning Inc., which runs a higher gross margin, and product mix. Printers gross profit was 43% of sales in the three months ended October 1, 1999.

Research and product development. Research and product development expenses were $8 million, or 10% of total sales, for the three months ended October 1, 1999 compared to $3 million, or 8% of total sales, for the three months ended September 30, 1998. The increase was due primarily to merger with General Scanning Inc.

Selling, general and administrative. Selling, general and administrative expenses increased to $19 million in the three months ended October 1, 1999 from $10 million in the comparable period of 1998. This increase was due primarily to merger with General Scanning Inc. These expenses decreased to 24% of total sales for the three-month period ended October 1, 1999 from 28% in the comparable period in 1998.

Restructuring charges. Accruals remaining as of October 1, 1999 from prior quarter restructuring charges were $4 million for employee severance, $4 million for leased facility costs and $5 million for merger integration costs.

Interest. Interest income was $0.4 million for the three month period ended October 1, 1999 compared to $0.5 million for the comparable period of 1998. Interest expense was $0.4 million for the three month period ended October 1, 1999 compared to $0.2 million for the comparable period of 1998. There was a net decrease in cash and investments, resulting in less interest income, and an increase in bank debt partially offset by a decrease in long term debt.

Foreign exchange. Foreign exchange transactions resulted in a loss of $0.5 million in the three months ended October 1, 1999 compared to a gain of $1.4 million in the comparable period of 1998. Gains and losses are incurred when the Company's net receivables denominated in various currencies, including Canadian dollar, Japanese yen, pounds Sterling, Deutsche marks, Euro and other European currencies, are not fully hedged versus the US dollar.

Income tax. The income tax provision for the Company was $0.9 million for the three months ended October 1, 1999 compared to a benefit of $0.3 million for the three months ended September 30, 1998.

Net income (loss). Net income for the three months ended October 1, 1999 was $2.0 million, or $0.06 per share, based upon 34.2 million common shares or 35.1million diluted shares, compared to net loss of $0.6 million, or $0.04 per share, based upon 17.1 million common shares in the comparable three month period of 1998.

Nine months ended October 1, 1999 and September 30, 1998

Sales. Total sales were $186 million for the nine months ended October 1, 1999, compared to $110 million in total sales in the nine months ended September 30, 1998. Laser systems and component sales for the nine months ended October 1, 1999 increased 54% to $169 million from $110 million in the comparable period of 1998 due primarily to the merger with General Scanning Inc. Printer sales for the nine months ended October 1, 1999 are due to the merger with General Scanning Inc. and were zero in the comparable period of 1998.

            (in millions)                                               Nine months ended
                                                                   Oct. 1,          Sept. 30,
            Revenues by market:                                     1999              1998
                                                                    ----              ----
               Semiconductor...............................   $ 22.0     12%    $ 12.0     11%
               Electronics.................................     41.8     23%      23.2     21%
               Automotive..................................      7.1      4%       9.1      8%
               Aerospace...................................     13.7      7%      11.0     10%
               Packaging...................................      9.6      5%       9.4      9%
               Emerging....................................      8.7      5%      12.6     11%
               Medical/Biotechnology.......................     32.4     17%       3.6      3%
               Components..................................     23.1     12%       5.4      5%
               Parts & service.............................     27.5     15%      23.9     22%
                                                              ======            ======
                   Total...................................    185.9    100%     110.2    100%
                                                              ======            ======

Gross profit. Total gross profit was $61 million, or 33% of sales, for the nine months ended October 1, 1999, compared to $32 million, or 29% of sales, for the nine months ended September 30, 1998. Laser systems and components gross profit increased to 32% of sales in the nine months ended October 1, 1999 from 29% of sales for the comparable nine month period of 1998. The increase was due primarily to merger with General Scanning Inc., which runs a higher gross margin, and product mix. Printers gross profit was 41% of sales in the nine months ended October 1, 1999.

Research and product development. Research and product development expenses were $20 million, or 11% of total sales, for the nine months ended October 1, 1999 (excluding a one-time expense relating to acquired in-process research and development associated with the merger with General Scanning) compared to $10 million, or 9% of total sales, for the nine months ended September 30, 1998.

Selling, general and administrative. Selling, general and administrative expenses increased to $50 million in the nine months ended October 1, 1999 from $29 million in the comparable period of 1998. This increase was due primarily to the merger with General Scanning Inc. These expenses increased to 27% of total sales for the nine month period ended October 1, 1999 from 26% in the comparable period in 1998.

Restructuring, litigation settlement and other charges. A charge of $19.6 million was taken during the three months ended April 2, 1999 to accrue employee severance of $5.6 million, leased facility and related costs of $4 million associated with the closure of the plant in Oxnard, California and redundant facilities worldwide, and costs of $10 million associated with restructuring and integration of operations as a result of the merger. Accruals remaining as of October 1, 1999 from prior quarter restructuring charges were $4 million for employee severance, $4 million for leased facility costs and $5 million for merger integration costs.

A provision of $19 million was recorded during the three months ended April 2, 1999 to accrue damages and legal fees, through to appeal, relating to Electro Scientific Industries, Inc. v. General Scanning Inc., USDC Case No. C-96-4628, and is reflected as a reduction in net assets acquired at the time of the merger. A federal district court judge ruled on several post-trial matters in July 1999. The Court refused ESI's requests to increase damages awarded by the jury in April, and for attorney fees, but granted interest on the damages. The Court also affirmed the jury's decision to invalidate one of the two patents asserted by ESI in the case. The company appealed the decisions on infringement, the validity of the second patent, which was not overturned, and the award of damages. No date has been set for arguments. The accrual remaining as of October 1, 1999 was $18 million.

Merger expenses. Charges of $3 million during the three months ended April 2, 1999, including brokers fees and legal and accounting costs, are reflected in the cost of acquisition. Costs spent by the Company of $463 thousand, net of tax effects, related to issuance of common shares, have been included in equity.

Interest. Interest income was $1.0 million for the nine months ended October 1, 1999 compared to $1.8 million for the comparable period of 1998. Interest expense was $0.9 million for the nine months ended October 1, 1999 compared to $0.8 million for the comparable period of 1998. There was a net decrease in cash, resulting in less interest income, and an increase in bank debt partially offset by a decrease in long term debt.

Foreign exchange. Foreign exchange transactions resulted in a loss of $1.1 million in the nine months ended October 1, 1999 compared to a gain of $0.7 million in the comparable period of 1998. Gains and losses are incurred when the Company's net receivables denominated in various currencies, including Canadian dollar, Japanese yen, pounds Sterling, Deutsche marks, Euro and other European currencies, are not fully hedged versus the US dollar.

Income tax. The income tax benefit for the Company was $4.7 million for the nine months ended October 1, 1999 compared to a benefit of $2.2 million for the nine months ended September 30, 1998. The low rate of recovery of 11% is a result of a number of factors, including permanent differences between income for accounting and income for tax purposes such as the acquired in-process research and development expense which is not deductible for tax purposes.

Net income (loss). Net loss for the nine months ended October 1, 1999 was $37 million, or $1.28 per share based upon 29.2 million average common shares, compared to net loss of $5.3 million, or $0.31 per share based upon 17.1 million common shares in the comparable nine months of 1998.

Backlog. Backlog at October 1, 1999 was approximately $81 million compared to $29 million at December 31, 1998. On a pro forma basis, as if the merger had occurred at the beginning of the fiscal period, backlog was $59 million at December 31, 1998.

Liquidity and Capital Resources

Cash and cash equivalents totaled $27 million on October 1, 1999 compared to $24 million on December 31, 1998. Bank indebtedness and the current portion of long-term debt increased to $20 million on October 1, 1999 from $11 million on December 31, 1998. The merger with General Scanning accounts for $6 million of this increase.

During the first nine months of 1999, cash flows of $3.1 million were used in operating activities, cash flows of $0.7 million were used in investing activities, and financing activities provided cash flows of $0.9 million.

A net loss of $37 million in the first nine months of 1999, offset by non-cash charges for acquired in-process research and development, depreciation, amortization, unrealized currency exchange loss, deferred taxes and deferred compensation totaling $19 million, and by net decrease in working capital of $15 million, resulted in $3.1 million used in operating activities.

Cash flow from investing activities was due primarily to $8.2 million maturity of short-term investments, offset by $5.3 million in purchases, capital expenditures of $4.5 million and increases in other assets of $0.6 million. At the date of merger, General Scanning added $4.7 million in cash and cash equivalents, offset by merger costs of $3.3 million.

The Company has credit facilities of approximately $39 million, which are denominated in Canadian dollars, US dollars, Pound sterling and Japanese yen. Borrowings under the credit facilities, of which $15 million were outstanding at October 1, 1999, are due on demand and bear interest based on prime.

The borrowings require, among other things, the Company to maintain specified financial ratios and conditions. As of October 1, 1999, the Company was in breach of certain covenants and the lending institutions have provided waivers.

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

A provision of $19 million was recorded during the three months ended April 2, 1999 to accrue damages and legal fees, through to appeal, relating to Electro Scientific Industries, Inc. v. General Scanning Inc. USDC Case No. C-96-4628 and is reflected as a reduction in net assets acquired at the time of merger. The company appealed the decisions on infringement, the validity of the second patent, which was not overturned, and the award of damages. No date has been set for arguments *

See Note 10 to the consolidated financial statements.

Year 2000

The use of computer programs written using two digits rather than four to define the applicable year gives rise to what is commonly referred to as the Year 2000 problem. The major areas being addressed by the Company in regards to Year 2000 compliance are internal operating systems, the installed base of products at customer sites and third party compliance issues.

The efficient operation of the Company's business is dependant, in part, on its computer software and hardware. These systems are used in several key areas of the Company's business, including sales, purchasing, engineering, inventory control, manufacturing, service and financial reporting. The Company has completed evaluation of systems to rectify Year 2000 compliance problems. Based on present information, the Company believes its systems for operations are Year 2000 compliant.

The company also continues to assess the impact of the Year 2000 issue on the operations of its products installed at customers. The installed base customers that have older products that are not Year 2000 compliant have been contacted and offered upgrade options. Many customers have responded favorably to the service offer. The Company will continue to assist customers on Y2K related issues as a top priority.

Finally, the Company is in the process of assessing its major suppliers' and customers' compliance with Year 2000 issues. This will be an ongoing effort throughout the year. The Company believes that suppliers and customers present the area of greatest risk to the Company in part because of the Company's limited ability to influence actions of such third parties, and in part because of the Company's inability to estimate the level of impact of noncompliance of third parties throughout the extended supply chain. The most reasonably likely worst case scenario would involve non-performance by a supplier, which could delay production and delivery of product to customers.

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

On March 22, 1999, GSI Lumonics Inc. completed a merger of equals with General Scanning Inc. Integration teams continue to refine and implement plans to guide the first 12 months' integration initiatives. Cross functional, inter-company teams covering manufacturing operations, distribution, research and development, technology, customer support and administration were asked to cover many topics including customer retention, cost saving synergy, revenue enhancement opportunities and organization structure.

On April 5, 1999 the Company announced measures to consolidate operations and realize cost savings. The measures include closing the Oxnard, California manufacturing facility; removing sales office redundancy in key markets outside North America and improving production capabilities for the semiconductor industry through product rationalization and production transfer. As a result of the changes, GSI Lumonics' facility in Wilmington, Massachusetts has begun manufacturing semiconductor wafer marking equipment that was previously produced in Oxnard. Oxnard's other marking product line will be rationalized and consolidated with a similar product line developed and manufactured at the Wilmington facility. To ensure an orderly transition, the changes are being phased in and will be completed by the end of 1999. The costs associated with these restructuring activities were accrued in the first quarter of 1999.

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

      (in thousands)                                                            Oct. 1, 1999
                                                                                ------------
      Long-term debt, including current portion:
          Sumitomo Heavy Industries, Ltd., Japanese yen term loans............  $     5,618
      Favorable value of swaps:
          - to convert 150 million yen to U.S. $1,024, semi-annual
            interest at the six-month LIBOR less 1.56%........................          381
          - to convert 225 million yen to Canadian $1,744, semi-annual
            interest at the three month bankers acceptance rate less 1.62%....          917
          - to convert 225 million yen to U.S. $1,535, interest payable
            semi-annually at 8.20%............................................          572
                                                                                -----------
      Favorable value of swaps................................................        1,870
                                                                                -----------
      Economic value..........................................................  $     3,748
                                                                                ===========

                               GSI Lumonics Inc.
                          Part II. Other Information


Item 1.   Changes in legal proceedings and arbitration
          --------------------------------------------

          A provision of $19 million was recorded during the three months ended April 2, 1999 to accrue damages and legal fees, through to appeal, relating to Electro Scientific Industries, Inc. v. General Scanning Inc., USDC Case No. C-96-4628, and is reflected as a reduction in net assets acquired at the time of the merger between the Company and General Scanning. In October 1998 the U.S. District Court for the Northern District of California issued a decision on motions for summary judgment in an action filed against General Scanning Inc. for alleged patent infringement concerning U.S. Patent Nos. 5,265,114 and 5,473,624. The Court granted Electro Scientific's motions for summary judgment on infringement and on the issue of whether Electro Scientific committed inequitable conduct by intentionally failing to cite prior art to the U.S. Patent Office in connection with one of its patents. The Court denied General Scanning Inc.'s motion for summary judgment that the Electro Scientific patents are invalid due to prior art. During March 1999, the Court granted Electro Scientific's motion for partial summary judgment that upgrade kits, sold by General Scanning for 1.3 micron laser wavelength memory repair, infringe the ESI patents in suit. The referenced patents cover the use of 1.32 micron wavelength lasers in the repair of memory chips and semiconductors with imbedded memory. In April 1999 a federal court jury issued a verdict that ESI's patent 5,473,624 was invalid, and that ESI's patent 5,265,114 was valid, and awarded a $13.1 million damage judgment against General Scanning. A federal district court judge ruled on several post-trial matters in July 1999. The Court refused ESI's requests to increase damages awarded by the jury in April, and for attorney fees, but granted interest on the damages. The Court also affirmed the jury's decision to invalidate one of the two patents asserted by ESI in the case. The Company appealed the decisions on infringement, the validity of the second patent, which was not overturned, and the award of damages. No date has been set for arguments.

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

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a)   Exhibits
          -------------
          27.  Financial Data Schedule.

          b)   Reports on Form 8-K
          ------------------------
          None

                               GSI Lumonics Inc.
                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GSI Lumonics Inc.



/s/ Charles D. Winston               Date: November 2, 1999
----------------------
Charles D. Winston
Chief Executive Officer


/s/ Desmond J. Bradley               Date: November 2, 1999
----------------------
Desmond J. Bradley
Vice President Finance and
Chief Financial Officer