Form 10-K
period 1999-12-31
GSI LUMONICS INC
filed 2000-03-22
CIK 1076930

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                              Title of Each Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On February 29, 2000, 34,546,875 shares of the Common Stock of GSI Lumonics Inc. were issued and outstanding. Non-affiliates of the registrant held 27,532,855 shares having an aggregate market value of U.S. $691,762,982 based on the closing price of the shares on Nasdaq on February 29, 2000 of U.S. $25.125.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2000 are incorporated by reference in Part III of the Report. Other documents incorporated by reference are listed in the Exhibit Index.

                               GSI LUMONICS INC.
                           Annual Report - Form 10-K

                               TABLE OF CONTENTS

PART I.......................................................................  3
ITEM 1.  BUSINESS OF GSI LUMONICS INC........................................  3
           Overview..........................................................  3
           Corporate History.................................................  3
           Industry Overview.................................................  4
           Corporate Strategy................................................  5
           Products and Services.............................................  6
           Customers.........................................................  9
           Marketing, Sales and Customer Support.............................  9
           Competition........................ .............................. 10
           Manufacturing...................... .............................. 10
           Research and Development........... .............................. 11
           Patents and Intellectual Property.. .............................. 11
           Human Resources.................... .............................. 11
ITEM 2.  PROPERTIES.......................................................... 12
ITEM 3.  LEGAL PROCEEDINGS................................................... 13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 14
           Executive Officers Of The Registrant.............................. 14

PART II...................................................................... 16
ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS................................................ 16
           Market Information................................................ 16
           Currency Prices................................................... 16
           Holders........................................................... 16
           Dividends......................................................... 17
ITEM 6.  SELECTED FINANCIAL DATA............................................. 18
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................................ 19
ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK........................................................ 26
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................... 27
           AUDITORS' REPORT.................................................. 28
           CONSOLIDATED BALANCE SHEETS....................................... 29
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY................... 30
           CONSOLIDATED STATEMENTS OF OPERATIONS............................. 31
           CONSOLIDATED STATEMENTS OF CASH FLOWS............................. 32
           Notes to Consolidated Financial Statements........................ 33
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE................................ 52

PART III..................................................................... 52
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISRANT................... 52
ITEM 11. EXECUTIVE COMPENSATION.............................................. 52
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT....... 52
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 52

PART IV...................................................................... 53
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..... 53

  As used in this report, the terms "we," "us," "our," "GSI Lumonics" and the "Company" mean GSI Lumonics Inc. and its subsidiaries, unless the context indicates another meaning.

  The following trademarks and trade names of GSI Lumonics are used in this report: WaferMark(R), LightWriter(R), ScreenCut(R), ICMARKII(TM), LuxStar(R), Laserdyne(R), Xymark(R), LaserMark(R) QuantArray(R) and ScanArray(R).


Special Note Regarding Forward-Looking Statements

  Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. In making these forward-looking statements, which are identified by words such as "will", "expects", "intends", "anticipates" and similar expressions, the Company claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. The Company does not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.


PART I


ITEM 1.  BUSINESS OF GSI LUMONICS INC.


Overview

  We design, develop, manufacture and market laser-based advanced manufacturing systems and components for a wide range of applications, including cutting, drilling, welding, marking, micro-machining, inspection, and optical detection and transmission. Major markets for these products include the semiconductor, electronics, automotive, medical/biotechnology and telecommunications industries. In addition, we sell to other markets such as the aerospace and packaging industries.


Corporate History

  Lumonics Inc. was incorporated in 1970 for the purpose of producing lasers for scientific and research applications. We first became a public company in 1980, and our common shares were listed on The Toronto Stock Exchange until 1989. In 1989, all of our common shares were acquired by a wholly owned subsidiary of Sumitomo Heavy Industries, Ltd., and we ceased to be a public company. On September 28, 1995, we again became a public company, and our shares were listed on The Toronto Stock Exchange. At December 31, 1999, Sumitomo owned 17.7% of our outstanding shares.

  General Scanning Inc. was incorporated in 1968 in Massachusetts. In its early years, General Scanning developed, manufactured and sold components and subsystems for high-speed micropositioning of laser beams. Starting in the mid-to-late 1980s, General Scanning began manufacturing complete laser-based, advanced manufacturing systems for the semiconductor and electronics markets as well as a number of other applications such as aerospace, assembly and medical recording and imaging.

  On March 22, 1999, Lumonics and General Scanning completed a merger of equals and continued as a New Brunswick corporation under the name GSI Lumonics Inc. Our shares commenced trading on the Nasdaq National Market and continued to trade on The Toronto Stock Exchange. Immediately following the merger, the General

Scanning shareholders and the Lumonics shareholders each, as a group, owned approximately 50% of the combined company's common shares.

Industry Overview

  Laser-based systems are used in many different applications such as material processing, medical therapy, instrumentation, research, telecommunications, optical storage, entertainment, image recording, inspection, measurement and control, bar-code scanning and other end uses.

  Industrial lasers are generally used in the machine-tool, automotive, semiconductor and electronics industries. We expect capital equipment expenditures by the semiconductor and electronics industry, fueled by demand for computers, cellular phones and communications devices, to stimulate demand for laser-based systems. Dataquest, an independent market research company, estimates that capital spending by the semiconductor industry will grow from $33.9 billion in 1999 to $74.9 billion in 2002, representing a compound annual growth rate of 30.2%.

  Industrial users of lasers generally demand high-speed, highly durable laser sources which have reliable output power. These lasers must be easily and flexibly integrated into the customers' production process. Lasers are used for four main material processing applications: cutting, drilling, welding and marking.

Laser Cutting. Laser cutting is fast, flexible and high-precision, as it can be used to cut complex contours on flat, tubular and three-dimensional materials. The laser source can be easily programmed by a computerized numerical controller and is able to process many different kinds of materials such as steel, aluminum, brass, copper, wood, glass, ceramics and plastics at various thicknesses. Additionally, laser cutting technology is a non-contact, no-wear process which is easy to integrate into an automated production line. Principal markets for laser cutting are the semiconductor, electronics, automotive and aerospace industries.

Laser Drilling. Lasers drill holes at production rates that are difficult to achieve using conventional processes. In industrial applications, lasers drill virtually all types of metals, nonmetals, organic graphite-reinforced composites, and metal matrix composites. Hole shape and size can be controlled by the laser system software to produce round, oval or rectangular holes. In electronics applications, blind micro via drilling is best accomplished with lasers. These holes measure from 25 to 250 microns and are drilled into printed circuit boards at a speed of up to 1,800 holes per second. End user applications for these boards include cellular phones, pagers, base stations, automotive components and other devices.

Laser welding. Laser welding is non-contact, easy to automate, provides high process speed and results in narrow-seamed, high quality welds which require little, if any, post-processing machining. Because there is low heat input into the material being processed and therefore minimal part damage or distortion, parts can be accurately machined before welding. Additionally, because laser welding is non-contact based, the process is not subject to tool wear. As with lasers used for cutting applications, lasers can be used to weld a wide variety of materials of different thickness. Principal markets served are electronics, medical, automotive and aerospace.

Laser marking. With the increasing need for source traceability, component identification, and product tracking as a means to reduce product liability and prevent falsification, industrial manufacturers are increasingly demanding variable code marking systems capable of applying serialized alphanumeric, graphic or bar code identifications directly onto their manufactured components. Laser marking offers several advantages which are desirable in industrial applications. Lasers can mark a wide variety of metal and non-metal (for example, wood, glass and plastics) surfaces at high speeds without contact by changing the surface structure of the material or by engraving. Laser marking systems are reliable, flexible, fast, produce permanent marks and, because they are computer controlled, may be easily integrated into the customer's production process. Given that laser marking is contact-free, it does not subject the item being marked to any mechanical stress.

Principal applications for laser marking have been in the semiconductor and electronics industries, as well as automotive industry. In the semiconductor and electronics industries, lasers are used to mark electrical components such as contactors and relays, and assembled components such as integrated circuits, printed circuit boards and keyboards. With the increase in marking speed in recent years, laser marking of integrated circuits has decreased in cost, improving the price and performance characteristics of this technology and therefore increasingly displacing alternative methods such as ink-based marking installations.


Corporate Strategy

We intend to accelerate growth and increase market share. The key elements of our strategy include:

     . Invest in laser-based technologies, products and capabilities which position us as one of the leading competitors in markets that offer strong profitable growth opportunities, specifically semiconductor, electronics and automotive;

     .    Concentrate on high value-added systems that have a global market;

     . Enhance our capabilities to supply parts on precision optical components used in dense wavelength division multiplexing for the fiber optic telecommunications networks;

     . Further strengthen our competencies in technology, manufacturing and distribution; and

     .    Acquire complementary products and.

     Consistent with our strategy, we plan to divest product lines that are no longer strategic. These actions will allow us to redirect capital to opportunities in our strategic markets including semiconductor, electronics, automotive and telecommunications. We are considering alternatives for our nonstrategic product lines, including a product line that serves the medical market.

In 2000, we plan to take specific actions to strengthen our position in our strategic markets:

     . Semiconductors. We are developing and plan to introduce, in the second half of 2000, a new technology platform for memory repair, an application for our manufacturing systems. We estimate the market for memory repair systems is between $80 million and $100 million of which we currently have less than a 15% share.

     . Electronics. We plan to enhance our market position in printed circuit board manufacturing processes, including solder paste inspection, via drilling and thick film trimming by investing significantly in research and development. We believe that demand for products such as telecommunications equipment, cell phones and pagers will drive demand for our newly developed products.

     . Automotive. We believe that new manufacturing techniques in the automotive industry are well suited to the use of our high power laser technology. Applications such as welding dissimilar materials, welding aluminum, cutting hydroformed parts and welding tailored blanks are gaining acceptance with automotive manufacturers. We are currently developing the next generation of high power laser systems for introduction in late 2000 to serve this market.

     . Telecommunications. With the recent acceleration in the construction of fiber optic networks, demand for our precision optic products has increased significantly. In 1999, we began to enhance our capability to supply precision optical components used in dense wavelength division multiplexing for fiber optic telecommunication networks.

PRODUCTS AND SERVICES

Semiconductor Market

Our laser systems are used in numerous production process steps within the semiconductor industry, which is characterized by ever increasing demands on throughput, reduced device size and increased device complexity, performance, traceability and quality. Semiconductor devices are used in a variety of products including automotive electronics, consumer products, personal computers, communications products, appliances and medical instruments.

Laser Trim and Test Systems. These systems enable production of electronic circuits by precisely tuning the performance of linear and mixed signal devices. Tuning is accomplished by adjusting various component parameters with selective laser cuts, while the circuit is under test, thereby achieving the desired electrical performance. These systems combine material handling, test stimulus, temperature control and laser trim subsystems to form turnkey production process packages.

Permanent Marking Systems. We provide products to support the product marking requirements of the semiconductor industry. WaferMark laser systems are used for marking of silicon wafers at the front end of the semiconductor process, aiding process control and device traceability. These systems incorporate advanced robotics and proprietary process control technology to provide debris free marking of high-density silicon wafers along automated production lines. We also supply systems for die marking of wafers. Our automated wafer marking system supports individual bare die traceability marks. The system incorporates a tightly coupled vision system for automated wafer identification and mark alignment on each die. Complete system operation is managed with software for intuitive process monitoring and automated wafer map downloading through a single graphical user interface. Additional semiconductor device marking capabilities, such as in-tray marking of integrated circuits, are supported by our HM, LM, and LightWriter series of laser marker products.

Memory Repair Systems. Dynamic random access memory chips are critical components in the active memory portion of computers and a broad range of other digital electronic products. First-pass manufacturing yields are typically low at the start of production of a new generation of higher capacity devices. Laser processing is used to raise production yields to acceptable economic levels. Our memory repair laser systems allow semiconductor manufacturers to effectively disconnect defective or redundant circuits in a memory chip with accurately positioned and power modulated laser pulses. This improves the yield of usable components per treated wafer, effectively lowering the cost per unit produced.

Electronics Market

Producers of electronic components and assemblies, particularly surface mount technology assemblies, have a number of our laser systems available to support their process requirements. Features of these systems include precision laser spot size, laser power control, high-speed parts handling, and applications adaptability.

Printed Circuit Board Processing Systems. Our laser systems are used in various process steps in the production of printed circuit boards and flex circuits. Our GS series of products, which is capable of drilling micro vias at very high speeds in every type of material commonly used for printed circuit board fabrication, supports the miniaturization trend within the industry. Our ScreenCut systems are used for cutting stencils as an alternative or, in some cases, a complement to the traditional photochemical machining process.

Surface Mount Measurement Systems. Our surface mount measurement products are used in the manufacture of printed circuit board assemblies. In the manufacture process, surface-mount solder, in paste form, is stenciled onto the circuit board with a screen printer, and components are then placed in their respective positions on the board by automated equipment. Our systems use our patented three-dimensional scanning laser data acquisition technology, to inspect either solder paste depositions or component placement accuracy.

Thick Film Laser Processing Systems. Our laser systems are used in the production of thick film resistive components for surface mount technology electronic circuits, known as chip resistors, as well as more general-purpose hybrid thick film electronic circuits.

Permanent Marking Systems. We offer a broad line of laser marking systems for printed circuit boards and other electronic components. These systems place permanent high-contrast marks in any combination of text, barcodes, or 2D cell codes on even the highest density circuit boards using an industry standard interface. We manufacture many other component marking systems which have found wide acceptance in the electronics market. Among the features offered by these systems are speed, accuracy, power control, wide field marking and application specific control software.

Welding Systems. Our laser welding systems produce welds that would be difficult or impossible for conventional welding systems to produce. The system's low heat input avoids damage or distortion to surrounding components. In addition, our proprietary control software promotes reliable laser output and consistent weld quality. Our laser welding systems, with laser beams deliverable through flexible fiber optics, are used in the electronics industry for welding micro components in the manufacture of televisions, computers, hard disk drives and related applications.

Metrology Systems. Our metrology products are automated, non-contact, dimensional coordinate measurement systems which provide micron-accurate measurements of component parts and assemblies for electronics, telecommunications and computer manufacturers.

Automotive, Aerospace and Other Industrial Markets

We manufacture laser systems for the automotive, aerospace and other industrial markets for advanced manufacturing applications including cutting, drilling, welding, scribing and machining. Our laser systems can be controlled and directed with precision and used in a wide spectrum of applications. Lasers offer lower production costs, fast solutions and flexibility on the production line. In addition to lasers, systems may include precision optics, fiber optics, control software, robotics, machine vision, motion control and parts handling.

Welding, Cutting and Drilling Systems. Our AM Series of high power solid-state laser systems produce continuous and modulated power with throughput speeds and power flexibility to achieve cutting and high speed, deep penetration welding in reflective materials. These systems are often integrated with customers' robotic systems in various applications, including:

     . processing of dissimilar materials such as zinc coated materials and aluminum in the automotive industry, including welding aluminum, cutting hydroformed parts and welding tailored blanks;

     . processing reflective and difficult materials in the manufacture of airframes and turbines in the aerospace industry; and

     .    deep penetration welding for energy and petrochemical applications.


Our JK Series laser systems incorporate advanced solid-state laser technology to produce efficient, reliable, dependable and accurate production systems. These systems operate at uniform energy density, offer improved process efficiency and require less energy. These systems use our patented power supply, allowing a wide range of applications, including drilling cooling holes in jet engine turbo fans and welding automotive parts such as ignition components, fuel injector assemblies and smog detection sensors. They also permit high speed, repetitive processing which maximizes production rates. Our JK Series can be readily linked with robotics systems to provide manufacturers with a flexible production tool.

Our Laserdyne systems provide fully integrated motion and laser control on multi-axis, articulated machines. These systems incorporate proprietary control software and permit high speed, precision processing of large parts where the workpiece cannot be in motion during processing. Our Laserdyne systems are used in the manufacture and repair of jet aircraft engines, and the trimming of aerospace and automobile stampings and other large formed parts. They can also be integrated with automated guided vehicles and conveyor systems.

Permanent Marking Systems.   Our LaserMark and HM systems provide marking
capabilities for automotive, aerospace and other industrial markets.

Optical and Other Components

Telecommunications. We design and manufacture precision optical components used in dense wavelength division multiplexing technology for increasing the bandwidth of fiber optic networks. These networks have been used mostly for `long-haul' inter-city applications and, more recently, over short-range `metro' applications using optical add drop multiplexing. Our products select, shift or interleave very precise wavelengths of light, thereby increasing the bandwidth and efficiency of dense wavelength division multiplexing systems. These products require highly precise polishing and measurement technology to produce these components to exacting specifications that are critical to their performance.

Specialty Optical Components. Our specialty optical components are used primarily for high performance lasers used in lithography, industrial processing and medical applications.

Scanning Components and Subsystems. We produce optical scanners, scanner subsystems, and diode-pumped solid state lasers. These are used in a variety of applications including materials processing, test and measurement, alignment, inspection, displays, graphics, vision, rapid prototyping, and medical applications such as dermatology and ophthalmology.

Other Markets and Products

Biotechnology. Our laser-based fluorescence imaging systems address a great variety of microarray applications including gene expression, genotyping, mapping, high-throughput screening and drug discovery. The ScanArray biochip analysis system measures the fluorescent intensity at each DNA grid spot facilitating, at high speed, the analysis of the expression level of a particular gene.

Printing Products.   We produce a variety of printing products. Thermal printers are used in end products such as defibrillators, patient care monitors, and cardiac pacemaker programmers. We also produce specialty printing products.

Film Imaging Systems. We produce laser imaging and digitizing equipment for use with data sets from computer assisted tomography, magnetic resonance imaging or nuclear medicine equipment.

Package Coding. Our Xymark systems provide marking for packaging, medical devices, pharmaceuticals and other consumer products. Depending on the application, a variety of laser marking techniques, including steered beam, dot matrix, and flash, are used to apply laser marks on a wide variety of metals, plastics, paper and ceramics at high speed, without contact or ink. These systems are reliable, flexible, and adaptable and allow the user to incorporate off-the-shelf graphics and font software.

Customers

We have over 1,000 customers, many of whom are among the largest global participants in their industries. Many of our customers participate in several market segments. These customers include:

Semiconductor                                Electronics                  Automotive                       Other
--------------------------------       -----------------------      -----------------------       -----------------------
Anadigics                              A.T.&S.                      Audi                          3M
Analog Devices                         Bosch                        Chrysler                      AB Dick
Cypress Semiconductor                  Celestica                    Ford                          Bell Helicopter
Dominion Semiconductor                 Ericsson                     General Motors                Boeing
Flip Chip Semiconductor                Hadco                        Harley Davidson               Cardiac Pacemakers
IBM                                    Hewlett Packard              Honda                         Ciba
Intel                                  IBM                          Magna                         Corning
Maxim                                  Jabil Circuits               Magnetti-Marelli              General Electric
Micron                                 Kyocera                      Pico Industrial Tools         Gillette
Mitsubishi                             Lucent                       Tower Automotive              Glaxo
Motorola                               Matsushita                   Toyota                        Kodak
National Semiconductor                 Motorola                     TRW Automotive                Lockheed
Powerchip Semiconductor                Nippon Denso                                               Medtronic
Samsung                                Nortel                                                     Northrop Grumman
Texas Instruments                      Philips                                                    Pratt & Whitney
Toshiba                                SDL                                                        Rolls Royce
                                       Seagate                                                    Vickers
                                       SGS Thomson
                                       Siemens
                                       Toshiba
                                       Vishay




Marketing, Sales and Customer Support

  We believe that our marketing, sales and customer support organizations are important to our long-term growth and give us the ability to respond rapidly to the needs of our customers. Our product line managers have worldwide responsibility for determining product strategy based on their knowledge of the industry, customer requirements and product performance. These managers have direct contact with customers and, working with the sales and customer service organizations, develop and implement strategic and tactical plans aimed at serving the needs of existing customers as well as identifying new opportunities based on the market's medium-to-long term requirements.

  We direct our worldwide advanced manufacturing systems sales activities from the United States. Sales management for components is based in Massachusetts. Field offices are located close to key customers to maximize sales and support effectiveness. In Europe, we maintain offices in the United Kingdom, Germany, France and Italy, and in the Asia-Pacific region, in Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore and Taiwan. Our direct sales organization is augmented by selected independent distributors and agents who sell our products in areas such as Eastern Europe, People's Republic of China, Australia and Latin America.

  We provide 24-hour, 365-day-a-year service support to our advanced manufacturing systems customers. Our service support organization is based in Livonia, Michigan; Munich; and Hong Kong for the North American, European, and Asia-Pacific regions, respectively. This support includes field service personnel who reside close to concentrations of customer sites. These field service and in-house technical support personnel receive ongoing training with respect to our laser-based systems, maintenance procedures, laser-operating techniques and processing technology. Many of our distributors also provide customer service and support. In order to minimize disruption to customers' manufacturing operations, we provide same or next day delivery of replacement parts worldwide from three regional replacement parts logistics centers.


Competition

  We face substantial competition in several markets from both established competitors and potential new market entrants. Significant competitive factors include product functionality, performance, size, flexibility, cost, market presence, customer satisfaction, customer support capabilities and breadth of product line. We believe that we compete favorably on the basis of each of these factors.

  Competition for our products is concentrated in certain markets and fragmented in others. In laser-based processing systems for the semiconductor and electronics markets, we compete primarily with a few large companies such as Electro Scientific Industries and NEC. In laser-based marking systems there are several significant competitors such as Excel Technology and Rofin-Sinar as well as a large number of smaller companies that compete with us on a limited geographic, industry-specific or application-specific basis. In automotive and industrial markets, we compete with Trumpf-Haas, Prima, Robomatix, and Unitek. In other markets, we compete with CTI, a unit of Excel Technology, in scanning components and with several companies in optical components.

  We also compete with manufacturers of non-laser products in applications such as welding, drilling, cutting and marking. We believe that, as industries continue to modernize, seek to reduce production costs and require more precise and flexible manufacturing, the features of laser-based systems will become more desirable than systems incorporating conventional manufacturing techniques and processes.

  We expect our competitors to continue to improve the design and performance of their products. There is a risk that our competitors will develop enhancements to, or future generations of, competitive products that will offer superior price or performance features, or that new processes or technologies will emerge that render our products less competitive or obsolete. Increased competitive pressure could lead to lower prices for our products, adversely affecting business.


Manufacturing

  We perform internally those manufacturing functions that enable us to maintain control over critical portions of the production process and outsource other portions of the production process. This approach has led to changes in our manufacturing organization as we move attention from the management of internal production processes to the management of supplier quality and production. The retained internal activity is focused on module integration and testing with particular emphasis on our customers' applications. We believe we achieve a number of competitive advantages from this integration, including the ability to achieve lower costs and higher quality, bring new products and product enhancements more quickly and reliably to market, and produce sophisticated component parts not available from other sources.

  We manufacture at eleven facilities: four near Boston, Massachusetts, one each in Arizona, California, and Minnesota, two near Ottawa, Canada, and two in the United Kingdom. Each of our manufacturing facilities has co-located manufacturing, manufacturing engineering, marketing and product design personnel. We believe that this organizational proximity greatly accelerates development and entry into production of new products and aids economical manufacturing. Many of our products are manufactured under ISO 9001 certification.

  We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile, or otherwise hazardous chemicals used on our premises. We believe we are in material compliance with these regulations and have obtained all necessary environmental permits to conduct our business.

Research and Development

     We devote significant resources to development programs directed at creating new products, product enhancements and new applications for existing products, as well as funding research into formative market opportunities. The markets we serve are generally characterized by rapid technological change and product innovation. We believe that continued timely development of new products and product enhancements to serve both existing and new markets is necessary to remain competitive.

     We carry out our research and development activities in multiple locations around the world. We also maintain links with leading industrial, government and university research laboratories worldwide. We work closely with customers and institutions to develop new or extended applications of our technology.

We maintain significant expertise in the following core technologies:

Lasers:   both gas and solid-state, designed to produce efficient, reliable and accurate laser sources in a broad range of configurations for material processing applications.

Precision Optics:   design and manufacturing process capability for production of laser quality lenses, mirrors of high dynamic rigidity, high performance mirrors and lens coatings.

Mechanics:   design of large laser-based advanced manufacturing systems and small precision servo mechanisms and optical scanners, typically associated with a broad spectrum of laser systems.

Electronics: design of wide bandwidth power amplifiers and high signal-to-noise ratio and low thermal drift signal detection circuits; design and manufacture of analog servo controllers with low electromagnetic interference circuitry.

Software:   development of real-time control of servomechanisms, process system control and machine interfaces.

Inspection:   design of non-contact measurement probes, systems and related software.

Systems Design and Integration: leveraging our core technologies to produce highly efficient and effective application-specific manufacturing solutions typically based on lasers and their interaction with materials including integration with robotics systems.


Patents and Intellectual Property

  Our intellectual property includes copyrights, patents, proprietary software, technical know-how and expertise, designs, process techniques and inventions. We own 85 United States and 52 foreign patents; in addition, applications are pending for 43 United States and 89 foreign patents. We have also been licensed under a number of patents in the United States and foreign countries. There can be no assurance as to the degree of protection offered by these patents or as to the likelihood that patents will be issued for pending applications.

  We also rely on trade secret protection for our confidential and proprietary information. We routinely enter into confidentiality agreements with our employees and consultants. There is a risk that these agreements will not provide meaningful protection of our proprietary information in the event of misappropriation or disclosure.

Human Resources

At December 31, 1999, we had 1,581 employees in the following areas:

                                                          Number of
                                                          employees   Percentage
                                                          ---------   ----------
  Production and operations .......................           565          36%
  Customer service ................................           204          13%
  Sales, marketing and distribution ...............           314          20%
  Research and development ........................           299          19%
  Administration ..................................           199          12%
                                                            -----        -----
     Total ........................................         1,581         100%
                                                            =====        =====


Other

     Information concerning product lines, working capital, research and development expenses, and seasonality may be found in section seven, Management Discussion and Analysis. Information about geographic segments may be found in note 18 to the financial statements.

ITEM 2.    PROPERTIES

     The principal owned and leased properties of GSI Lumonics and its subsidiaries are listed in the table below.

                                                                    APPROXIMATE                  OWNED/
LOCATION                               PRINCIPAL USE                SQUARE FEET                  LEASED
--------                               -------------                -----------                  ------
Kanata, Ontario, Canada   Principal corporate executive offices;          75,000                 Owned
                          Manufacturing, R&D, Marketing, Sales
Nepean, Ontario, Canada   Manufacturing, R&D, Marketing, Sales            41,000                 Owned
                                                                    (two sites)
Maple Grove, MN, USA      Manufacturing, R&D, Marketing, Sales           104,000        Leased;  expires in 2004
Watertown, MA, USA        Manufacturing, R&D, Marketing, Sales            84,000                 Owned
Billerica, MA, USA        Manufacturing, R&D, Marketing, Sales            80,000   Leased;  expires in 2008 with two
                                                                                         5-year renewal options
Wilmington, MA, USA       Manufacturing, R&D, Marketing, Sales            78,000   Leased;  expires in 2007 with two
                                                                                         5-year renewal options
Bedford, MA, USA          Manufacturing, R&D, Marketing, Sales            51,000   Leased;  expires in 2003 with one
                          (currently unoccupied)                                         3-year renewal option
Oxnard, CA, USA           Manufacturing, R&D, Marketing, Sales            44,000     Leased;  expires in 2004 with
                          (operations discontinued; 9,000 square                           option to purchase
                          feet used for sales and administration)
Simi Valley, CA, USA      Manufacturing, R&D, Marketing, Sales            40,000                 Owned
Livonia, MI, USA          Customer Support and Logistics Center           30,000     Leased;  expires in March 2000
Ann Arbor, MI, USA        R&D, Marketing, Sales                           16,000   Leased;  expires in 2001 with two
                                                                                         3-year renewal options
Rugby, England            Manufacturing, R&D, Marketing, Sales           113,000                 Owned
Hull, England             Manufacturing, R&D, Marketing, Sales            35,000        Leased;  expires in 2002
Munich, Germany           Customer Support and Logistics Center           29,000     Leased;  expires in 2013 with
                                                                                            option to renew

  Additional sales, service and logistics sites are located in France, Hong Kong, Italy, Japan, Korea, Malaysia, the Philippines, Singapore, and Taiwan. These additional marketing and sales offices are in leased facilities occupying approximately 42,000 square feet in the aggregate. The Company will soon occupy a 56,000 square foot facility in Farmington Hills, Michigan which will be subject to a five year lease commitment, and, as a result, will close the facilities in Ann Arbor, Michigan and Livonia, Michigan.

ITEM 3.  LEGAL PROCEEDINGS

Electro Scientific Industries, Inc. v. GSI Lumonics, Inc. On March 16, 2000, Electro Scientific Industries, Inc. filed an action for patent infringement in the United States District Court for the Central District of California against us and Dynamic Details Inc., an unrelated party who is one of our customers. Electro Scientific alleges that we offer to sell, sell and import into the United States our GS-600 high speed laser drilling system and that Dynamic Details possesses and uses a GS-600 System. It further alleges that Dynamic Details' use of our GS-600 laser system infringes on Electro Scientific's U.S. patent number 5,847,960 and that we have actively induced the infringement of, and contributorily infringed on the patent. Electro Scientific seeks an injunction, unspecified damages, trebling of those damages, and attorney fees.

Electro Scientific Industries, Inc. v. General Scanning Inc. In September 1998, the United States District Court for the Northern District of California granted Electro Scientific's motions for summary judgment against General Scanning in this case on a claim of patent infringement and on the issue of whether Electro Scientific committed inequitable conduct by intentionally failing to cite prior art to the U.S. Patent Office in connection with one of its patents. The court denied our motion for summary judgment that the patents are invalid due to prior art. During March 1999, the Court granted Electro Scientific's motion for partial summary judgment that upgrade kits, sold by General Scanning for 1.3 micron laser wavelength memory repair, infringe the patents in suit. In April 1999, a federal court jury issued a verdict that Electro Scientific's patent no. 5,473,624 was invalid, and that Electro Scientific's patent no. 5,265,114 was valid, and awarded a $13.1 million damage judgment against us. In July 1999, the court refused Electro Scientific's requests to increase damages awarded by the jury in April, and for attorney fees, but granted interest on the damages. We have recorded a provision during the three months ended April 2, 1999 of approximately $19 million to reflect the amount of the damages awarded plus accrued interest and related costs. The court also affirmed the jury's decision to invalidate one of the two patents asserted by Electro Scientific in the case. We have appealed the decisions on infringement, the validity of the second patent, which was not overturned, and the award of damages. We were required to post an unsecured bond with the court in order to proceed with the appeal. No date has been set for arguments.

Robotic Vision Systems, Inc. v. View Engineering, Inc. This action involves a complaint by Robotic Vision Systems, Inc. alleging infringement of a patent by View Engineering, Inc., our wholly owned subsidiary. The matter was tried before a judge sitting in the United States District Court for the Central District of California in November 1999, and we are currently awaiting the court's decision. Robotic Vision alleges infringement relating to lead inspection machines formerly sold by View and seeks damages of $60.5 million. We believe that the claims in this action are without merit and are vigorously defending the proceedings.

If we lose on one or more of these claims there could be a material adverse effect on our operating results and/or financial condition.

GSI Lumonics Inc. v. BioDiscovery, Inc. On December 10, 1999 we filed suit in the United States District Court for the District of Massachusetts seeking a declaration that our QuantArray Microarray Analysis Software does not infringe any copyright owned by BioDiscovery, Inc. or its president. BioDiscovery, Inc. is a manufacturer of microarray quantification software under the name ImaGene(R). We had previously distributed ImaGene(R) software under a non-exclusive arrangement with BioDiscovery, but subsequently developed our own software when BioDiscovery refused to develop necessary enhancements to stay abreast of industry trends, especially in the field of multi-channel scanning. On December 21, 1999, BioDiscovery's president responded to our action for declaratory judgment by filing a separate suit in the United States District Court for the Southern District of California, alleging that we reverse engineered his software, and additionally sued us for copyright infringement. We have applied to the California court to seek the prompt dismissal of the California action in favor of our prior pending action. In the matter before the United States District Court for the District of Massachusetts, the court denied BioDiscovery's president's motion to dismiss and has scheduled the trial for May 2000. We believe that the claim in this action is without merit.

Potential Claim. In 1994, a party commenced legal proceedings in the United States against a number of U.S. manufacturing companies, including companies that have purchased systems from us. The plaintiff has alleged that certain equipment used by these manufacturers infringes patents claimed to be held by the plaintiff. We are not a defendant in any of the proceedings. However, several of our customers have notified us that, if the party successfully pursues infringement claims against them, they may require us to indemnify them to the extent that any of their losses can be attributed to systems we sold to them. We do not believe that the outcome of these claims will have a material adverse effect on us, but there is a risk that these claims, or similar claims, may have a material adverse effect on our financial condition or results of operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable

Executive Officers of the Registrant

  The following table sets forth the names, ages and positions of the current executive officers of the Company as at March 15, 2000, and the principal occupations held by each person named for at least the past five years. Executive officers serve at the pleasure of the Board of Directors.

        NAME           AGE    POSITION WITH GSI LUMONICS
        ----           ---    --------------------------
Charles D. Winston     58   President and Chief Executive Officer
Desmond J. Bradley     43   Vice President, Finance and Chief Financial Officer
Patrick D. Austin      48   Vice President, Sales, Advanced Manufacturing Systems
John W. George         57   Vice President, Customer Support, Advanced Manufacturing Systems
Michael R. Kampfe      50   Vice President, Operations, Advanced Manufacturing Systems
Felix Stukalin         39   Vice President, Components
Linda Palmer           48   Vice President, Human Resources
Kurt A. Pelsue         46   Vice President, Technology
Victor H. Woolley      58   Vice President, Business Development

  Charles D. Winston has served as Chief Executive Officer of GSI Lumonics since March 1999 and as President since November, 1999. He previously served as President and Chief Executive Officer of General Scanning commencing in September 1988. Mr. Winston served as a Director of General Scanning from 1989 until the merger.

  Desmond J. Bradley has held his current position since October 1994. From September 1993 until October 1994, Mr. Bradley was Vice President, Finance and Administration of Lumonics. Prior to September 1993, he was Vice President, Laser Products Division.

  Patrick D. Austin has held his current position since March 1999, and has served as Vice President, Sales since January 1996. Prior to that time he was Vice President, Market Development of Lumonics and prior to October 1992 was Vice President, Laser Marking Division.

  John W. George has held his position since March 1999, and has served as Vice President, Customer Support since January 1997. Prior to that time he was Director, North American Service.

  Michael R. Kampfe assumed his current role in March 1999. From 1996 to 1999, he was Vice President and General Manager of General Scanning's optical scanning products division, and from 1990 through 1996 he served as Vice President and General Manager of General Scanning's laser graphics division. Mr. Kampfe joined General Scanning in 1984.

  Felix Stukalin was appointed Vice President, Components in February 2000. He joined General Scanning in 1994 as Director of Engineering, Components and assumed the position of General Manager in July 1999.

  Linda Palmer assumed her current role in December 1999, having served as the Vice President of Integration from March 1999 through December 1999. She had been General Scanning's Vice President of Human Resources since joining General Scanning in 1996. Prior to that time, Ms. Palmer served as Director of Human Resources of Analog Devices.

  Kurt A. Pelsue assumed his current position in March 1999, having served since 1997 as Vice President, Corporate Engineering for General Scanning. Prior to that time, Mr. Pelsue held numerous senior level engineering assignments within General Scanning. He joined the firm in 1976.

  Victor H. Woolley assumed his current role in March 1999, having served as Chief Financial Officer, Treasurer and Clerk of General Scanning since August 1995. From 1986 to 1995, Mr. Woolley was Vice President and Chief Financial Officer of Sepracor Inc., a drug development company.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

  GSI Lumonics common stock, no par value, trades on The Nasdaq Stock Market(R) under the symbol GSLI and on The Toronto Stock Exchange (the "TSE") under the symbol LSI. Prior to the merger, Lumonics' common stock was traded on The Toronto Stock Exchange under the symbol LUM beginning September 29, 1995. From May 1989 to September 28, 1995 the Company's Common Stock was not publicly traded.

  The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported by Nasdaq in U.S. dollars and the TSE in Canadian dollars.

                                           NASDAQ               TORONTO STOCK EXCHANGE
                                        PRICE RANGE                   PRICE RANGE
                                            US$                          CDN$
                                    HIGH            LOW          HIGH           LOW
                                    ----            ---          ----           ---
Fiscal year 1999:
  First Quarter ............  $     6.813     $    4.500     $   10.50      $    6.75
  Second Quarter ...........        4.750          3.250          7.00           5.00
  Third Quarter ............        6.875          4.063         10.25           5.95
  Fourth Quarter ...........       11.250          4.188         16.20           7.60

Fiscal year 1998:
  First Quarter ............          --             --      $   27.00      $   21.50
  Second Quarter ...........          --             --          23.00          11.80
  Third Quarter ............          --             --          13.75           7.55
  Fourth Quarter ...........          --             --           8.75           6.75


Currency Prices

  The following table sets forth in Canadian dollars the exchange rates of the Canadian dollar to the United States dollar, determined based upon publicly available information from the Federal Reserve Bank of New York for the calendar years 1999 and 1998. For example, on December 31, 1998, one US dollar bought
1.5375 Canadian dollars.

                                                   1999            1998
                                              --------------  ---------------
High .......................................    Cdn$1.5302       Cdn$1.5770
Low.........................................        1.4440           1.4075
End of Period...............................        1.4440           1.5375
Average (1).................................        1.4827           1.4898

(1) The average of the exchange rate on the last business day of each month during the applicable period.


Holders

  On February 29, 2000, there were approximately 149 holders of record of Common Stock. Since many of the shares of Common Stock are registered in "nominee" or "street" name, the Company estimates that the total number of beneficial owners is considerably higher.

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

ITEM 6.  SELECTED FINANCIAL DATA

  This section presents our selected historical consolidated financial data. You should read carefully the consolidated financial statements included in this report, including the notes to the consolidated financial statements. The selected consolidated data in this section is not intended to replace the consolidated financial statements.

  We derived the consolidated statement of operations data for the years ended December 31, 1999, December 31, 1998 and December 31, 1997 and the consolidated balance sheet data as of December 31, 1999 and December 31, 1998 from the audited consolidated financial statements in this report. Those consolidated financial statements were audited by Ernst & Young LLP, our independent auditors. We derived the consolidated statement of operations data for the years ended December 31, 1996 and December 31, 1995 and consolidated balance sheet data as of December 31, 1996 and December 31, 1995 from audited consolidated financial statements that are not included in this report.

  On March 22, 1999, Lumonics and General Scanning completed a merger of equals. We recorded this transaction as a purchase for accounting purposes. Accordingly, the consolidated financial statements exclude the results of General Scanning before the merger date and therefore do not provide meaningful year-to-year comparative information. Note 2 to the consolidated financial statements includes, for illustrative purposes, unaudited pro forma information as if the merger had occurred January 1, 1998. Results for 1999 reflect $34.5 million of restructuring and acquired in-process research and development expenses related to the merger.

                                                                                           Years ended December 31,
                                                                         --------------------------------------------------------
                                                                             1999         1998        1997       1996        1995
                                                                          ---------    ---------    --------   --------   ---------
                                                                                   (in thousands except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Sales .................................................................   $ 274,550    $ 144,192    $177,328   $153,367   $ 125,268
Gross profit ..........................................................      95,777       40,673      65,922     60,999      48,031
Operating expenses:
 Research and development .............................................      28,700       12,985      11,993     11,872       7,068
 Selling, general and administrative ..................................      64,653       38,191      37,591     32,999      28,385
 Amortization of technology and other intangibles .....................       4,070          861         400        381         384
 Acquired in-process research and development .........................      14,830         --          --         --          --
 Restructuring and other charges ......................................      19,631        2,022        --         --          --
 Foreign exchange, interest and gain on sales of assets ...............      (1,223)       2,210       1,048        634        (854)
                                                                          ---------    ---------    --------   --------   ---------
Income (loss) before income taxes .....................................     (37,330)     (11,176)     16,986     16,381      11,340
Income tax provision (benefit) ........................................      (2,556)      (3,260)      5,074      4,635       3,304
                                                                          ---------    ---------    --------   --------   ---------
Net income (loss) for the year ........................................   $ (34,774)   $  (7,916)   $ 11,912   $ 11,746   $   8,036
                                                                          =========    =========    ========   ========   =========
Net income (loss) per common share:
 Basic ................................................................   $   (1.14)   $   (0.46)   $   0.75   $   0.83   $    0.70
 Diluted ..............................................................   $   (1.14)   $   (0.46)   $   0.72   $   0.78   $    0.65
                                                                          =========    =========    ========   ========   =========

Weighted average common shares outstanding ............................      30,442       17,079      15,989     14,077      11,521
Weighted average common shares outstanding and dilutive potential
 Common shares ........................................................      30,442       17,079      16,454     15,079      12,457


                                                                                                  December 31,
                                                                         --------------------------------------------------------
                                                                             1999         1998        1997       1996        1995
                                                                          ---------    ---------    --------   --------   ---------
                                                                                                 (in thousands)
BALANCE SHEET DATA:
Working capital .......................................................   $ 103,727    $  85,977    $110,895   $ 71,981   $  58,087
Total assets ..........................................................     289,722      159,642     189,180    135,602     122,802
Long-term liabilities, including current portion ......................      10,022        7,082       9,239     13,820      19,367
Total shareholders' equity ............................................     171,730      120,757     133,623     88,345      69,442

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the consolidated financial statements and other financial information included in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. Please see the "Special Note Regarding Forward-Looking Statements" elsewhere in this report.

Overview

We design, develop, manufacture and market laser-based advanced manufacturing systems and components for a wide range of applications, including cutting, welding, drilling, marking, micro-machining, inspection, and optical detection and transmission. Markets for these products include the semiconductor, electronics, automotive, medical/biotechnology and telecommunications industries. In addition, we sell to other markets such as the aerospace and packaging industries. Our systems sales depend on our customers' capital expenditures which are affected by business cycles in the markets they serve.

Results of Operations for Fiscal Years Ended December 31, 1999, 1998 and 1997

The following table sets forth items in the consolidated statement of operations as a percentage of sales for the periods indicated:

                                                             Year ended December 31,
                                                      -------------------------------------
                                                          1999         1998         1997
                                                      ------------  -----------  ----------
Sales...............................................       100.0%       100.0%      100.0%
Cost of goods sold..................................        65.1         71.8        62.8
Gross profit........................................        34.9         28.2        37.2
Research and development............................        10.5          9.0         6.8
Selling, general and administrative.................        23.5         26.5        21.2
Amortization of technology and other intangibles....         1.5          0.6         0.2
Acquired in-process research and development........         5.4           --          --
Restructuring and other changes.....................         7.2          1.4          --
                                                          ------        -----       -----
Income (loss) from operations.......................       (13.2)        (9.3)        9.0
Interest income, net................................          --          1.1         0.6
Gain on sale of assets..............................         0.6           --          --
Foreign exchange translation gains (losses).........        (1.0)         0.4          --
                                                          ------        -----       -----
Income (loss) before income taxes...................       (13.6)        (7.8)        9.6
Income tax provision (benefit)......................        (0.9)        (2.3)        2.9
                                                          ------        -----       -----
Net income (loss)...................................       (12.7)%       (5.5)%       6.7%
                                                          ======        =====       =====

The following table sets forth sales in millions of dollars to our primary markets for 1999, 1998 and 1997.

                                          1999                              1998                        1997
                            --------------------------------  ---------------------------------  ------------------
                                                     INCREASE                           INCREASE
                                                    (DECREASE)                         (DECREASE)
                                         % OF          OVER                % OF           OVER                % OF
                               SALES     TOTAL      PRIOR YEAR   SALES     TOTAL       PRIOR YEAR   SALES     TOTAL
                               -----     -----      ----------   -----     -----       ----------   -----     -----
Semiconductor.............    $ 34.5       13%          146%    $ 14.0       10%          (63)%    $ 38.1       21%
Electronics...............      67.9       25           120       30.8       21             11       27.7       16
Automotive................      12.0        5           (12)      13.6        9            (27)      18.7       11
Aerospace.................      15.0        5            15       13.1        9            (26)      17.7       10
Packaging.................      11.9        4           (12)      13.5        9             (1)      13.7        8
Components................      33.4       12           351        7.4        5             28        5.8        3
Medical/Biotechnology.....      50.3       18         1,098        4.2        3             20        3.5        2
Emerging..................      10.3        4           (32)      15.1       11            (13)      17.3       10
Parts and service.........      39.3       14            21       32.5       23             (7)      34.8       19
                              ------      ---         -----     ------      ---           ----     ------      ---
Total.....................    $274.6      100%           90%    $144.2      100%           (19)%   $177.3      100%
                              ======      ===         =====     ======      ===           ====     ======      ===


Sales by Market. Our results of operations are affected by external factors that impact the markets in which we compete. Sales to Japan and the Asia-Pacific region were impacted by the financial crisis that occurred there in the fall of 1997 and the effects which extended into 1999. Japan suffered a recession during the same period, brought about partly by the financial crisis. The semiconductor equipment business was in a recession from mid-1998 through the first quarter of 1999.

  In 1999, sales increased by 90% due primarily to the merger and improved market conditions in the second half of the year in some of our markets. Product prices in some of our markets faced increased competitive pressures during 1999, particularly in the first half of the year, and had a negative effect on reported gross profit. Sales in 1998 declined 19% overall due to a sharp decline in the semiconductor market as well as declines of 26% in the automotive market and 27% in the aerospace market.

  The increase in sales during 1999 to the semiconductor industry was due primarily to the merger between Lumonics and General Scanning. The decline experienced in the semiconductor market during 1997 continued through 1998 and into 1999. Excess capacity in semiconductor fabrication plants worldwide resulted in a 63% decline in 1998 semiconductor sales relative to 1997. The semiconductor market is cyclical, and the downturn in the industry slowed demand for our products through this period. The semiconductor equipment market, however, has been on a slow recovery as reflected in quarterly improvements in sales during 1999.

  Sales to the electronics market grew in each quarter in 1999. This increase was due primarily to the success of the new GS-600 systems for drilling micro vias, or precise holes, and increased demand for trim and test systems. During 1998, sales to the electronics market increased by 11% over 1997, as a result primarily of increased demand for systems from the printed circuit board industry, particularly the GS-600.

  During 1999, sales to the automotive market declined 12% following a decline of 27% in 1998, each due to lower capital spending by automotive companies.

  The increased sales to the aerospace market in 1999 were due primarily to the merger. Sales to the aerospace market declined by 26% during 1998, due primarily to a decreased demand for systems from the aerospace sector in North America. In addition, sales in 1997 were unusually high because we delivered a $3.5 million order representing the largest advanced laser-based systems we have ever built.

  Packaging market sales declined in 1999 by 12% compared to 1998. Sales in this market sector were not affected significantly by the merger. Packaging market sales were essentially flat during 1998 compared to 1997.

  Component sales increased in 1999 due primarily to the merger. Sales to the medical and biotechnology markets increased in 1999 due primarily to the merger and the increased market acceptance of ScanArray systems.

Sales of systems to our emerging product markets declined in 1999 due to a decline in consumer products sales and a further decline in sales to the nuclear energy industry. During 1998, in aggregate dollars, sales to the emerging products component and medical and biotechnology markets were essentially flat.

  Parts and service full year sales increased 21% for 1999, with about half of the increase due to the merger. The remaining increase reflects customers' increased utilization of existing installed systems, as well as the improvement of parts and service support for the former General Scanning systems. Largely as a result of the slowdown in the semiconductor market in 1998, parts and service revenues declined by 7% relative to the previous year.

  Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: the United States; Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. The table below shows sales in millions of dollars to each geographic region for 1999, 1998 and 1997.

                                              1999                              1998                        1997
                                --------------------------------  ---------------------------------  ------------------
                                                      INCREASE                           INCREASE
                                                     (DECREASE)                         (DECREASE)
                                          % OF          OVER                % OF           OVER                % OF
                                SALES     TOTAL      PRIOR YEAR   SALES     TOTAL       PRIOR YEAR   SALES     TOTAL
                                -----     -----      ----------   -----     -----       ----------   -----     -----
United States...............    $143.0       52%         133%     $ 61.3       42%          (33)%    $ 91.8       52%
Canada......................      10.8        4           30         8.3        6            (14)       9.7        6
Latin and South America.....       1.6       --          167         0.6       --            (63)       1.6        1
Europe......................      65.3       24           62        40.4       28             21       33.4       19
Japan.......................      32.6       12          104        16.0       11            (19)      19.8       11
Asia-Pacific................      21.3        8           21        17.6       13            (16)      21.0       11
                                ------      ---          ---      ------      ---           ----     ------      ---
  Total.....................    $274.6      100%          90%     $144.2      100%           (19)%   $177.3      100%
                                ======      ===          ===      ======      ===           ====     ======      ===

Sales increases in 1999 in all regions were due primarily to the merger.

  Economic conditions in Japan have depressed our sales in that country during the past few years. Before the merger, the Japanese market was served primarily by our largest distributor and significant shareholder, Sumitomo Heavy Industries, Ltd., which accounted for $11.7 million of 1999 sales, $15.5 million of 1998 sales and $18.9 million of 1997 sales. In October 1999, we purchased part of this distribution business from Sumitomo to broaden our direct sales and service in Japan.

  Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Backlog was approximately $83 million on December 31, 1999 compared to $29 million on December 31, 1998. On a pro forma basis, as if the merger had occurred at the beginning of the fiscal period, backlog was $59 million at December 31, 1998.

  Gross Profit Margin. Gross profit margin was 34.9% in 1999, 28.2% in 1998 and 37.2% in 1997. Gross profit margin in 1999 was affected by increased sales of higher margin products, varying levels of capacity utilization at our manufacturing plants and warranty settlements on large custom systems and printers. Gross profit margin in 1998 was lower due to declines in sales of higher margin products, lower capacity utilization, cost overruns on large and custom systems and costs associated with consolidating facilities.

  Research and Development Expenses. Research and development expenses, net of government assistance, for 1999 were 10.5% of sales or $28.7 million (excluding the $14.8 million merger related in-process research and development charge), compared with 9.0% of sales or $13.0 million in 1998 and 6.8% of sales or $12.0 million in 1997. The increase in 1999 was due primarily to the merger. During 1999, research and development activities focused on products targeted at the electronics, semiconductor, biotechnology, aerospace and automotive markets. During 1998, research and development activities focused on products targeted at the aerospace and electronics markets.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 23.5% of sales in 1999 due primarily to operating efficiencies realized from the merger and increased sales. In 1998, in dollar terms, selling, general and administrative expenses were essentially the same as 1997.

  Amortization of Technology and Other Intangibles. Amortization of technology and other intangibles increased to 1.5% of sales or $4.1 million in 1999 as a result of amortizing intangible assets acquired in the merger.

  Restructuring and Other Charges. During 1999, we took a charge of $19.6 million to accrue for employee severance, leased facility and related costs associated with the closure of our plant in Oxnard, California and other facilities worldwide. These costs resulted from restructuring and integration of operations following the merger. The Oxnard manufacturing operation shutdown was completed during December 1999. Other integration activities included incurring exit costs for some product lines, reducing redundant resources worldwide, and abandoning redundant sales and service facilities. The remaining accrual is $10.1 million at December 31, 1999. During 1998, we took a restructuring charge of $2.0 million for severance costs associated with a downsizing of our global workforce.

  Acquired In-Process Research and Development Costs.   During 1999, we wrote
off $14.8 million of in-process research and development costs acquired in the merger.

  Interest Income. Net interest income was $0.1 million in 1999 compared with $1.6 million or 1.1% of sales in 1998 and $1.0 million or 0.6% in 1997. The decrease in net interest income in 1999 was due to higher average debt balances and lower average cash and investments balances compared to 1998. The increase in 1998 was a result of interest accrued for a full year on the investment of proceeds received from the public issuance of two million shares in May 1997, which raised $35.7 million.

  Income Taxes. The effective rate of recovery for taxes for 1999 was 6.8% of income before taxes, compared with an effective rate of recovery of 29.2% for 1998. In 1997, we had an effective tax rate of 29.9%. Our recovery rate in 1999 reflects the non-deductibility for tax purposes of acquired in-process research and development costs arising from the merger and the non-recognition of the tax benefit from losses in certain countries where future use of the losses is uncertain. Our 29.2% recovery rate in 1998 derives primarily from our ability to carry back current losses against prior year profits to recover taxes paid in prior years. In addition, our annual effective tax rate is generally less than the Canadian statutory tax rate as tax rates in many of the countries where we operate are lower than the Canadian statutory rate.

  Net Income (Loss). The net loss during 1999 was $34.8 million compared with a net loss of $7.9 million in 1998 and a net income of $11.9 million in 1997. The net loss during 1999 was due primarily to one-time restructuring and acquired in-process research and development charges related to the merger offset in part by improved operating margins. The net loss in 1998 was due primarily to decreased sales volumes, gross margin erosion and downsizing activities.

Quarterly Results of Operations

The following tables present unaudited quarterly data for the quarters ended December 31, 1999, October 1, 1999, July 2, 1999 and April 2, 1999. We believe this information is helpful in isolating ongoing trends in our business from the effects of the merger. This information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this report. Revenues from operations for any quarter are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period.

Our quarterly operating results are subject to fluctuation due to a variety of factors, some of which are outside of our control. Accordingly, you should not rely on our results for any past quarter as an indication of future performance. Generally, our sales are higher in the second and fourth quarters of the year.

This table reflects all adjustments, consisting only of all normal recurring accruals, necessary in the view of management to fairly present results of operations.

                                                                           Three months ended
                                                            ----------------------------------------------------
                                                            December 31,  October 1,     July 2,        April 2,
                                                                1999         1999          1999           1999
                                                              -------      -------      --------       --------
                                                                    (In thousands except per share amounts)
QUARTERLY STATEMENT OF OPERATIONS DATA:
Sales ..................................................      $88,667      $78,041      $ 69,248       $ 38,594
Gross profit ...........................................       34,394       30,488        23,376          7,519
Operating expenses:
 Research and development ..............................        8,676        8,104         8,584          3,336
 Selling, general and administrative ...................       17,931       17,704        18,521         10,497
 Amortization of technology and other intangibles ......        1,251        1,251         1,251            317
 Acquired in-process research and development ..........         --           --            --           14,830
 Restructuring and other charges .......................         --           --            --           19,631
 Foreign exchange, interest and gain on sale of assets .          182          512           (64)           593
                                                              -------      -------      --------       --------
Income (loss) before income taxes ......................        6,354        2,917        (4,916)       (41,685)
Income taxes provision (benefit) .......................        2,115          874        (1,174)        (4,371)
                                                              -------      -------      --------       --------
Net income (loss) ......................................      $ 4,239      $ 2,043      $ (3,742)      $(37,314)
                                                              =======      =======      ========       ========
Net income (loss) per common share:
 Basic .................................................      $  0.12      $  0.06      $  (0.11)      $  (1.94)
 Diluted ...............................................      $  0.12      $  0.06      $  (0.11)      $  (1.94)
                                                              =======      =======      ========       ========

Weighted average common shares outstanding .............       34,222       34,173        34,167         19,204
Weighted average common shares outstanding and
dilutive potential common shares .......................       35,755       35,085        34,167         19,204

(1) Includes General Scanning from March 22, 1999, the date of the merger of General Scanning and Lumonics.

                                                Three months ended
                                ------------------------------------------------
                                December 31,  October 1,   July 2,      April 2,
                                    1999        1999        1999          1999
                                   -----        -----      -----         -----
                                                  (millions)
QUARTERLY REVENUES BY MARKET:
 Semiconductor ..............      $12.5        $ 9.3      $ 9.0         $ 3.7
 Electronics ................       26.1         16.1       15.7          10.0
 Automotive .................        4.9          3.4        2.1           1.6
 Aerospace ..................        1.4          5.7        6.0           1.9
 Packaging ..................        2.3          4.0        2.4           3.2
 Components .................       10.3         11.5        7.9           3.7
 Medical/Biotechnology ......       17.9         14.6       14.6           3.2
 Emerging ...................        1.5          3.3        2.8           2.7
 Parts and services .........       11.8         10.1        8.8           8.6
                                   -----        -----      -----         -----
     Total ..................      $88.7        $78.0      $69.3         $38.6
                                   =====        =====      =====         =====

------------------
(1) Includes General Scanning from March 22, 1999, the date of the merger of General Scanning and Lumonics.

  Beginning in 1999, financial conditions in Japan and the Asia-Pacific region began to improve. During the first half of 1999, the semiconductor equipment industry emerged from a recession. Activity increased in the front end of the fabrication process resulting in an increase in orders for wafer marking. In the second half of the year, activity increased in the back end of the fabrication process resulting in increased sales of laser markers. Electronic equipment demand was stirred by consumer demand for cellular phones. Late in the fall, activity increased in the auto industry as shown by a $12 million order we received from Tower Automotive to be delivered during 2000.

  Our sales were $88.7 million in the fourth quarter of 1999 compared to $78.0 million in the third quarter of 1999, an increase of 14%. The increase in sales quarter to quarter was due primarily to increased levels of orders and revenues from the semiconductor and electronics market. For the three months ended December 31, 1999, sales to these two markets totaled $38.6 million, compared to $25.4 million for the three months ended October 1, 1999.

  Sales in the third quarter of 1999 were $78.0 million compared to $69.3 in the second quarter of 1999, an increase of 13%. The increase in sales quarter to quarter was due primarily to increased orders from the components market. For the three months ended October 1, 1999, sales to the components markets totaled $11.5 million compared to $7.9 million for the three months ended July 2, 1999.

  Sales in the second quarter of 1999 were $69.3 million compared to $38.6 million in the first quarter of 1999, an increase of 80%. The increase in sales quarter to quarter was due primarily to the merger.

  Gross profit margins were 38.8% in the fourth quarter of 1999, 39.1% in the third quarter, 33.8% in the second quarter and 19.5% in the first quarter. The gross profit margin in the fourth quarter reflected increased warranty expense accrued related to emerging market products. This factor outweighed the benefits from improved product mix and higher capacity utilization. Third quarter gross profit margin increased, benefiting from a more favorable product mix, volume leverage and consolidation of manufacturing operations. Second quarter gross profit margin reflected the first full quarter of combined General Scanning and Lumonics results and the favorable mix of relatively high margin systems from General Scanning's product line. Gross profit margin in the first quarter reflected reduced sales volumes, pricing pressures, inventory provisions and an unfavorable product mix, related primarily to our operations prior to the merger in March 1999.

Liquidity and Capital Resources

  Cash and cash equivalents totaled $25.3 million at December 31, 1999 compared to $24.2 million at December 31, 1998 and $56.8 million at December 31, 1997.

  During 1999, we used $4.4 million in operating activities. The net loss, after adjustment for non-cash items, resulted in the use of cash of $6.7 million in 1999. Accounts receivable used a further $14.4 million, which was more than offset by inventories, other current assets and current liabilities providing $16.7 million. In 1998 we used $6.9 million to fund operations. In 1998, the net loss of $7.9 million, after adjustment for non-cash items, resulted in the use of cash of $3.3 million in 1998. Accounts receivable provided $14.4 million in cash during the year, offset by an $8.3 million increase in inventory and a reduction of $6.4 million in accounts payable and other current liabilities. During 1997, a net $5.3 million was used in operating activities, including $21.0 million in non-cash working capital, consisting mainly of an increase in accounts receivable from shipments late in the fourth quarter.

  In 1999, we used $0.9 million in investing activities, including $7.3 million of purchases and $8.2 million of maturities of short-term investments. During the year, we generated $3.9 million from the sale of business assets and invested $6.2 million in property, plant and equipment. At the date of merger, General Scanning added $4.7 million in cash and cash equivalents, offset by merger costs of $3.3 million. The acquisition of the Sumitomo distribution business added $0.1 million in cash, offset by $0.4 million cash to acquire the company.

  In 1998, we used a total of $11.3 million in cash in investing activities. These activities included $43.5 million of purchases of short-term investments, $47.1 million of maturities of short-term investments, $13.6 million in capital expenditures and $1.2 million to acquire Meteor Optics Inc. Capital expenditures in 1998 included $6.3 million to complete the expansion of manufacturing facilities in Rugby, England that began in 1997 and approximately $1.5 million to purchase and equip a second optics facility in Nepean, Canada. Cash flows used in investing activities totaled $9.3 million in 1997, including $80.2 million of purchases of short-term investments, $79.4 million of maturities of short term investments, and $8.7 million in capital expenditures. Capital expenditures included $4.2 million of costs incurred in the expansion and modernization of the facility in Rugby, England and $4.5 million invested in machinery and equipment at other locations.

  Cash flow provided by financing activities was $5.4 million for the year ended December 31, 1999 compared to cash used in financing activities of $10.6 million in 1998 and $42.8 million provided by financing activities in 1997. The increase in cash in 1999 relates primarily to a $7.5 million increase in bank indebtedness less $2.6 million of payments of long-term debt. Changes during 1998 were due primarily to $7.9 million reduction in bank indebtedness, $2.3 million used to repay long-term debt and $0.6 million used to repurchase and cancel 94,900 common shares. Changes during 1997 were due primarily to $7.7 million increase in bank indebtedness, $2.5 million used to repay long-term debt, $35.7 million raised through a public offering of 2 million common shares and $1.9 million raised from the exercise of stock options.

  Term loans from Sumitomo made in 1990 and 1991 are repayable in 10 equal semi-annual installments, which commenced in April 1996. We made two payments in 1999 totaling $2.6 million and two payments in 1998 totaling $2.3 million. At December 31, 1999, Sumitomo debt, which is due in 2000, was $3.9 million. In addition, we have a loan balance of $1.5 million, also due in 2000, under a mortgage on property in California.

  We have credit facilities of approximately $40 million denominated in Canadian dollars, U.S. dollars, British pounds and Japanese yen (1998--$20 million). Actual bank indebtedness is due on demand and bears interest based on prime which resulted in an effective average rate of 4.98% in 1999 (1998--7%). As at December 31, 1999, we had unused and available demand lines of credit amounting to approximately $19 million (1998--$9 million).

  Accounts receivable and inventories have been pledged as collateral for the bank indebtedness under general security agreements. The borrowings require us to maintain specified financial ratios and conditions. We are currently in compliance with those ratios and conditions.

  We believe that existing cash balances, together with cash generated from operations and available bank lines of credit, will be sufficient to satisfy anticipated cash needs to fund working capital and investments in facilities and equipment for the next two years.

Currency Exchange Matters

  We have substantial sales and expenses in currencies other than U.S. dollars. As a result we have exposure to foreign exchange fluctuations, which may be material.

Update On Year 2000 Compliance

  We have not experienced material problems related to the Year 2000. We are not aware of customers having related problems with system products manufactured by us. We are also not aware of any significant problems in receiving payments on customer receivables due to Year 2000 problems. In addition, we are not aware of any significant vendor performance issues due to Year 2000 problems identified. We have not experienced significant internal operations problems related to Year 2000. We intend to maintain efforts to identify possible problems related to Year 2000 with internal systems, customers and vendors.


ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations and short-term investments. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently have three such contracts outstanding, two of which convert yen denominated interest on long term debt into U.S. dollar denominated interest and one contract which converts yen denominated interest on long term debt into Canadian dollar denominated interest.

Credit Risk. There is no concentration of credit risk related to our position in trade accounts receivable other than the amount due from Sumitomo. Credit risk, with respect to trade receivables, is minimized because of the diversification of our operations, as well as our large customer base and its geographical dispersion. We are exposed to credit-related losses with respect to the positive fair value of our swap contracts described below in the event of non-performance by the two banks acting as counterparties to the swap contracts. We do not expect either counterparty to fail to meet its obligations.

Foreign Currency Risk. We have a foreign currency hedging program using currency forwards and currency options to hedge exposure to foreign currencies. The goal of the hedging program is to manage risk associated with fluctuations in the value of the foreign currency. We do not currently use currency forwards or currency options for trading purposes. We currently have three such contracts outstanding, two of which convert yen denominated obligations into U.S. dollar obligations and one contract which converts yen denominated obligations into Canadian dollar obligations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                GSI LUMONICS INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


  AUDITORS' REPORT.................................................  28
  CONSOLIDATED BALANCE SHEETS......................................  29
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY..................  30
  CONSOLIDATED STATEMENTS OF OPERATIONS............................  31
  CONSOLIDATED STATEMENTS OF CASH FLOWS............................  32
  Notes to Consolidated Financial Statements.......................  33

                                AUDITORS' REPORT

To the Stockholders of
GSI Lumonics Inc.

  We have audited the consolidated balance sheets of GSI Lumonics Inc. as of December 31, 1999 and 1998 and the consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. Our audits also included the financial statement schedule listed at Item 14 of this Form 10-K Annual Report. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States and Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

  In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in accordance with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  On February 11, 2000, we reported without reservation to the stockholders on the Company's consolidated financial statements prepared in accordance with accounting principles generally accepted in Canada.


                                             Ernst & Young LLP
                                             Chartered Accountants


Ottawa, Canada,
February 11, 2000
(except with respect
to note 19, which is
as at March 17, 2000)

GSI LUMONICS INC.

                           CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                         AS OF DECEMBER 31,
                                                                                     -------------------------
                                                                                        1999            1998
                                                                                     ---------       ---------
                                     ASSETS
                                     ------
Current
 Cash and cash equivalents ....................................................      $  25,272       $  24,229
 Short-term investments (note 15) .............................................          7,342           8,098
 Accounts receivable, less allowance of $3,197 (1998-$311)(notes 3 and 7) .....         80,448          31,673
 Due from related party (note 14) .............................................          3,235           3,844
 Inventories (notes 4 and 7) ..................................................         72,727          44,096
 Deferred tax assets (note 13) ................................................         24,473           3,214
 Other current assets (note 6) ................................................          2,338           5,091
 Current portion of swap contracts  (note 15) .................................          1,411           1,076
                                                                                     ---------       ---------
    Total current assets ......................................................        217,246         121,321

Property, plant and equipment, net of accumulated depreciation of $28,024 (1998         45,278          32,209
 - $24,299) (note 5) ..........................................................
Long-term portion of swap contracts (note 15) .................................           --             1,076
Other assets (note 6) .........................................................          3,851             964
Goodwill and other intangible assets, net of amortization of $8,689 (1998 -
 2,953) .......................................................................         23,347           4,072
                                                                                     ---------       ---------
                                                                                     $ 289,722       $ 159,642
                                                                                     =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current
 Bank indebtedness (note 7) ...................................................      $  23,100       $   7,261
 Accounts payable .............................................................         28,094           5,605
 Accrued compensation and benefits ............................................         13,709           3,456
 Other accrued expenses and income taxes ......................................         43,067          15,481
 Current portion of deferred compensation (note 9) ............................            124            --
 Current portion of long-term debt (note 8) ...................................          5,425           3,541
                                                                                     ---------       ---------
   Total current liabilities ..................................................        113,519          35,344
                                                                                          --             3,541
Long-term debt due after one year (note 8) ....................................
Deferred income tax liability (note 13) .......................................          2,397            --
Deferred compensation, less current portion (note 9) ..........................          2,076            --
                                                                                     ---------       ---------
   Total liabilities ..........................................................        117,992          38,885
Commitments and contingencies (note 17)
Stockholders' equity (note 10)
 Capital stock, no par value;   Issued common shares of 34,298,942 ............        222,865         138,871
 (1998 - 17,056,001)
 Deficit ......................................................................        (44,225)         (9,451)
 Accumulated other comprehensive income .......................................         (6,910)         (8,663)
                                                                                     ---------       ---------
     Total stockholders' equity ...............................................        171,730         120,757
                                                                                     ---------       ---------
                                                                                     $ 289,722       $ 159,642
                                                                                     =========       =========

   The accompanying notes are an integral part of these financial statements

                               GSI LUMONICS INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                        Accumulated
                                                  Capital Stock                            Other
                                            ------------------------                   Comprehensive  Comprehensive
                                              # Shares       Amount         Deficit        Income        Income         Total
                                               -------      ---------      ---------      --------      --------      ---------
                                               (000's)
BALANCE, DECEMBER 31, 1996 ...............      14,714      $ 101,619      $ (13,360)     $     86      $ 14,138      $  88,345
                                                                                                        =========
Net income ...............................                                    11,912                      11,912         11,912
Issuance of capital stock
  --public offering (net of issue costs) .       2,000         35,658                                                    35,658
  --stock options ........................         387          1,901                                                     1,901
Foreign currency translation adjustments .                                                  (4,193)       (4,193)        (4,193)
                                               -------      ---------      ---------      --------      --------      ---------
BALANCE, DECEMBER 31, 1997 ...............      17,101        139,178         (1,448)       (4,107)     $  7,719        133,623
                                                                                                        ========
Net loss .................................                                    (7,916)                     (7,916)        (7,916)
Issuance of capital stock
 --stock options .........................          50            233                                                       233
Repurchase of capital stock under
   normal course issuer bid ..............         (95)          (540)           (87)                                      (627)

Foreign currency translation adjustments .                                                  (4,556)       (4,556)        (4,556)
                                               -------      ---------      ---------      --------      --------      ---------
BALANCE, DECEMBER 31, 1998 ...............      17,056        138,871         (9,451)       (8,663)     $(12,472)       120,757
                                                                                                        ========
Net loss .................................                                   (34,774)                    (34,774)       (34,774)
Issuance of capital stock ................      17,079         83,528                                                    83,528
 --merger with General Scanning Inc. .....
 --stock options .........................         164            466                                                       466
Foreign currency translation adjustments .                                                   1,753         1,753          1,753
                                               -------      ---------      ---------      --------      --------      ---------
BALANCE, DECEMBER 31, 1999 ...............      34,299      $ 222,865      $ (44,225)     $ (6,910)     $(33,021)     $ 171,730
                                               =======      =========      =========      ========      ========      =========

   The accompanying notes are an integral part of these financial statements

                                GSI LUMONICS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                           Year ended December 31,
                                                                  ----------------------------------------
                                                                     1999            1998           1997
                                                                  ---------       ---------       --------
                                                                   (note 2)
Sales ......................................................      $ 274,550       $ 144,192       $177,328

Cost of goods sold .........................................        178,773         103,519        111,406
                                                                  ---------       ---------       --------

Gross profit ...............................................         95,777          40,673         65,922

Operating expenses:
  Research and development .................................         28,700          12,985         11,993
  Selling, general and administrative ......................         64,653          38,191         37,591
  Amortization of technology and other intangibles .........          4,070             861            400
  Acquired in-process research and development (note 2) ....         14,830            --             --
  Restructuring and other charges (note 16) ................         19,631           2,022           --
                                                                  ---------       ---------       --------
Income (loss) from operations ..............................        (36,107)        (13,386)        15,938

  Gain on sale of assets (notes 2 and 10) ..................          1,599            --             --
  Interest income, net .....................................             89           1,578          1,048
  Foreign exchange transaction gains (losses) ..............         (2,911)            632           --
                                                                  ---------       ---------       --------
Income (loss) before income taxes ..........................        (37,330)        (11,176)        16,986

Income taxes provision (benefit) ...........................         (2,556)         (3,260)         5,074
                                                                  ---------       ---------       --------
Net income (loss) ..........................................      $ (34,774)      $  (7,916)      $ 11,912
                                                                  =========       =========       ========

Net income (loss) per common share:
  Basic ....................................................      $   (1.14)      $   (0.46)      $   0.75
  Diluted ..................................................      $   (1.14)      $   (0.46)      $   0.72

Weighted average common shares outstanding (000's) .........         30,442          17,079         15,989
Weighted average common shares outstanding and dilutive
 potential common shares (000's) ...........................         30,442          17,079         16,454

   The accompanying notes are an integral part of these financial statements

                               GSI LUMONICS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                                        Year ended December 31,
                                                                                --------------------------------------
                                                                                  1999           1998           1997
                                                                                --------       --------       --------
Cash flows from operating activities:
Net income (loss) for the year ...........................................      $(34,774)      $ (7,916)      $ 11,912
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
  Acquired in-process research and development ...........................        14,830           --             --
  Gain on sale of assets .................................................        (1,599)          --             --
  Depreciation and amortization ..........................................        15,177          5,600          4,007
  Deferred compensation ..................................................            78           --             --
  Deferred income taxes ..................................................        (1,704)        (1,306)          (434)
  Unrealized currency exchange loss ......................................         1,326            330            241
Changes in current assets and liabilities:
  Accounts Receivable ....................................................       (14,448)        14,408        (23,491)
  Inventories ............................................................         6,084         (8,343)        (3,654)
  Other current assets ...................................................         4,540         (3,321)           313
  Accounts payable, accrued expenses, and taxes payable ..................         6,073         (6,360)         5,821
                                                                                --------       --------       --------
Net cash (used in) operating activities ..................................        (4,417)        (6,908)        (5,285)
                                                                                --------       --------       --------

Cash flows from investing activities:
  Merger with General Scanning Inc. (note 2) .............................         1,451           --             --
  Acquisition of Lumonics Pacific KK (note 2) ............................          (336)          --             --
  Acquisition of Meteor Optics Inc. (note 2) .............................          --           (1,158)          --
  Sale of assets .........................................................         3,940           --             --
  Additions to property, plant and equipment, net ........................        (6,219)       (13,568)        (8,412)
  Maturity of short-term investments .....................................         8,208         47,091         79,351
  Purchase of short-term investments .....................................        (7,342)       (43,522)       (80,185)
  (Increase) in other assets .............................................          (609)          (102)           (43)
                                                                                --------       --------       --------
  Cash (used in) investing activities ....................................          (907)       (11,259)        (9,289)
                                                                                --------       --------       --------

Cash flows from financing activities:
  Proceeds (payments) of bank indebtedness, net ..........................         7,502         (7,865)         7,741
  Payments on long-term debt .............................................        (2,617)        (2,325)        (2,527)
  Issue of share capital (net of issue costs) ............................           466            233         37,560
  Repurchase of common shares ............................................          --             (627)          --
                                                                                --------       --------       --------
Cash provided by (used in) financing activities ..........................         5,351        (10,584)        42,774
Effect of exchange rates on cash and cash equivalents ....................         1,016         (3,848)          (710)
                                                                                --------       --------       --------
Increase (decrease) in cash and cash equivalents .........................         1,043        (32,599)        27,490
Cash and cash equivalents, beginning of year .............................        24,229         56,828         29,338
                                                                                --------       --------       --------
Cash and cash equivalents, end of year ...................................      $ 25,272       $ 24,229       $ 56,828
                                                                                ========       ========       ========

   The accompanying notes are an integral part of these financial statements

                               GSI LUMONICS INC.
                   Notes to Consolidated Financial Statements
                            as of December 31, 1999
      (Tabular Amounts in Thousands of U.s. Dollars Except Share Amounts)

1. SIGNIFICANT ACCOUNTING POLICIES

  Nature of operations

  GSI Lumonics Inc. designs, develops, manufactures and markets laser-based advanced manufacturing systems and components which are used in applications such as cutting, welding, drilling, marking, micro-machining, inspection, gene analysis and optical transmission. Major markets for these products include the semiconductor, electronics, automotive, medical/biotechnology and telecommunications industries. In addition, the Company sells to other markets such as the aerospace and packaging industries. The Company's principal markets are in the United States, Canada, Europe, Japan and Asia-Pacific.

  Basis of presentation and change in reporting currency

  These consolidated financial statements have been prepared by the Company in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the United States, applied on a consistent basis. Prior to 1998, the Company prepared and filed its consolidated financial statements in Canadian dollars.

  Basis of consolidation

  The consolidated financial statements include the accounts of GSI Lumonics Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany transactions and balances have been eliminated.

  On March 22, 1999, the Company completed a merger of equals with General Scanning Inc., Watertown, Massachusetts, a leading manufacturer of laser systems and components, and printers. The merger transaction has been accounted for as a purchase for accounting purposes and accordingly, the operations of General Scanning Inc. have been included in the consolidated financial statements from the date of merger (see Note 2).

  Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash equivalents

  Cash equivalents are investments held to maturity and have original maturities of three months or less. Cash equivalents consist principally of commercial paper, short-term corporate debt, and banker's acceptances. Cash equivalents are stated at cost, which approximates their fair value. The Company does not believe it is exposed to any significant credit risk on its cash equivalents.

  Short-term Investments

  Short-term investments consist principally of banker's acceptances, with original maturities greater than three months. The Company has classified these investments as available-for-sale securities and carries them at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a component of accumulated other comprehensive income until realized.

  Inventories

  Inventories, which include materials and conversion costs, are stated at the lower of cost (primarily first-in, first-out) or market.

  Property, Plant and Equipment

  Property, plant and equipment are stated at cost. The declining-balance and straight-line methods determine depreciation and amortization over the estimated useful lives of the owned assets. Estimated useful lives for buildings and improvements range from 5 to 39 years and for machinery and equipment from 3 to 15 years. Leasehold improvements are amortized over the lesser of their useful lives or the lease term, including option periods expected to be utilized.

  Goodwill and Other Intangibles

  Goodwill consists of the excess of cost over acquired net identifiable assets for business purchase combinations. Other intangibles include assembled workforce, trademarks and trade names.

  The amortization period for goodwill and other intangibles is determined on a separate basis for each acquisition. Goodwill and other intangibles are amortized on a straight-line basis over periods ranging from a minimum of two to a maximum of ten years from the date of acquisition.

   Patents and purchased technology are stated at cost and are amortized on a straight-line basis over the expected life of the asset, up to 17 years.

  Impairment of long-lived assets

  The Company regularly assesses the realizability of its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. Based on its review, the Company expects full recovery.

  Revenue Recognition

  The Company recognizes revenues generally at the time of shipment or when services are provided. For certain long-term contracts, revenues and profits are recognized using the percentage-of-completion method. The Company accrues estimated potential product liability and warranty costs, based on the Company's experience, when revenue is recognized.

  Research and Product Development Expense

  Research and development costs are charged to expense as incurred and are reduced by certain related non-refundable government assistance.

  Stock Based Compensation

  The Company has elected to continue to apply APB 25 in accounting for its stock option plans, and immaterial amounts of compensation have been recognized.

  Foreign Currency Translation

  The financial statements of the parent corporation and its subsidiaries outside the U.S. have been translated into U.S. dollars in accordance with the Financial Accounting Standards Board Statement No. 52, Foreign Currency Translation. Assets and liabilities of foreign operations are translated from foreign currencies into U.S. dollars at the exchange rates in effect at the period-end. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation adjustments are reported as a separate component of other comprehensive income in stockholders' equity.

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

  Recent Pronouncements

  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin #101 on revenue recognition which is effective for our current fiscal year. We believe this bulletin will not have a significant impact on our reported sales.


  Comparative Figures

  Certain comparative figures have been reclassified from statements previously presented to conform to the presentation of the 1999 financial statements.


2.  MERGER AND ACQUISITIONS AND DISPOSITIONS

  On March 22, 1999, the Company completed a merger of equals with General Scanning Inc., Watertown, Massachusetts, a leading manufacturer of laser systems and components, and printers. Under the terms of the merger, GSI stockholders received 1.347 shares of common stock in the Company in exchange for each common share of GSI stock they held. Lumonics shareholders continued to hold shares of Lumonics Inc., which, following the merger, was renamed GSI Lumonics Inc. Immediately following the merger each group of shareholders owned approximately 50% of the outstanding shares of the Company. The merger transaction has been accounted for as a purchase and accordingly, the operations of General Scanning have been included in the consolidated financial statements from the date of merger. Cash flow impact of $1,451 thousand from the GSI merger is cash acquired of $4,719 thousand, less merger costs of $3,268 thousand. The aggregate purchase price of $84 million was allocated to General Scanning net identifiable assets, based on estimated fair values, as follows:

          Shares purchased (a) ......................      $ 83,074
          Options purchased (b) & (c) ...............           917
                                                           --------
          Total purchase price ......................      $ 83,991
                                                           ========

          Current assets, including cash of $4,719 ..        69,883
          Fixed assets ..............................        16,110
          Acquired technology (d) ...................        20,017
          Other identified intangible assets (e) ....         4,804
          Other long term assets (f) ................         3,949
          Deferred taxes, net .......................        14,676
          Current liabilities .......................       (55,440)
          Long term debt ............................           (28)
          Deferred compensation, net of $117 current
          portion ...................................        (2,005)
          Transaction costs .........................        (2,805)
          In-process research and development (g) ...        14,830
                                                           --------
                                                           $ 83,991
                                                           ========

(a) 17,079,475 common shares of GSI Lumonics Inc. valued at US$4.864 per share, in exchange for all 12,679,640 General Scanning outstanding shares of common stock, on the basis of an exchange ratio of 1.347 shares of GSI Lumonics Inc. for each share of General Scanning common stock. The total value assigned to these issued shares is $83,074 thousand. Issue and registration costs of $463 thousand were charged against capital stock;

(b) 2,051,903 GSI Lumonics Inc. stock options valued at US$0.443 per share option, total $909 thousand, in exchange for 1,523,314 General Scanning outstanding stock options;

(c) 70,717 GSI Lumonics Inc. stock options valued at US$0.11 per share option, total $8 thousand, in exchange for 52,500 General Scanning outstanding stock warrants;

(d) Acquired technology of $20 million results from an appraisal of General Scanning intangible assets and is being amortized on a straight line basis over its useful life of 60 months;

(e) Assembled workforce of $3.4 million and trademark and trade name of $1.4 million result from an appraisal of General Scanning intangible assets and are being amortized on a straight-line basis over a ten year period;

(f) Other long term assets includes a note receivable from Robotic Vision Systems, Inc. (RVSI) of $2,250 thousand, 271,493 shares of RVSI common stock valued at $764 thousand, and other deposits of $935 thousand;

(g) Acquired in-process research and development of $14.8 million charged against income in 1999 results from an appraisal of General Scanning intangible assets.

  The purchase price allocation and intangible valuation was based on management's estimates of the after-tax net cash flows, and differs from preliminary estimates in interim statements. Specifically, the valuation gave consideration to the following: a) a fair market premise, excluding any Company-specific considerations which could result in estimates of investment value for the subject assets; b) comprehensive due diligence concerning all potential intangible assets including trademarks, trade names, patents, copyrights, non-compete agreements, assembled workforce, customer relationships, and sales channel; c) the value of acquired existing technology, which was specifically addressed, with a view toward ensuring the relative allocations to existing technology and in-process research and development were consistent with the relative contributions of each to the final product; and d) the allocation to in-process research and development, based on a calculation that considered only the efforts completed as of the merger date, and only the cash flow associated with the completed efforts for one generation of the products currently being developed.

  As shown above, the Company recorded a one-time charge of $14.8 million in 1999 for purchased in-process research and development related to thirty in-process projects. The charge is related to the portion of the value of these projects, excluding the contribution of existing technology, that were not yet technically feasible, had no alternative future use and for which successful development was uncertain. Management's conclusion that the in-process development effort had no alternative future use was reached in consultation with engineering personnel from both GSI and Lumonics.

   To conform with United States generally accepted accounting principles and to reflect the purchase accounting method used to transact the merger, results for the first 11 weeks of 1999 and all of 1998 are those of Lumonics only. Therefore, the results of 1998 and 1997 do not provide a meaningful basis for comparison with 1999, although they are provided in the financial statements attached. The following pro forma results of operations have been prepared using the purchase method of accounting as if the merger had occurred at the beginning of each fiscal period.

                                                               Pro forma combined (unaudited)
                                                                   Year ended December 31,
                                                                ----------------------------
                                                                   1999               1998
                                                                ---------          ---------

Sales .................................................         $ 295,009          $ 325,109
                                                                =========          =========

Net loss ..............................................         $ (41,726)         $ (11,233)
                                                                =========          =========
Net loss per common share:
     Basic ............................................         $   (1.22)         $   (0.33)
     Diluted ..........................................         $   (1.22)         $   (0.33)

Weighted average common shares outstanding ............            34,177             34,030

Weighted average common shares outstanding and dilutive
 potential common shares ..............................            34,177             34,030

  On October 4, 1999 the Company acquired all outstanding shares of Lumonics Pacific KK, a subsidiary of Sumitomo Heavy Industries Ltd. of Tokyo Japan. The purchase price of $1,305 thousand was comprised of a cash consideration of $439 thousand (cash flow impact of $336 thousand is net of $103 thousand in cash acquired) that was paid upon closing, and debt of $866 thousand, plus agreed interest. The debt will be settled in two equal installments, the first due April 4, 2000, and the second on October 4, 2000 and is included in other accrued expenses and income taxes as at December 31, 1999. This transaction has been accounted for as a purchase.

  In June 1998, the Company acquired, for cash consideration of $1,158 thousand, all outstanding shares of Meteor Optics Inc., a fiber-optics manufacturer based in the United States. This transaction has been accounted for as a purchase. Net tangible assets had no significant value, and the purchase price has been allocated to goodwill and is being amortized over 10 years.

  In December, 1999 the Company completed the sale of the OLT precision alignment system product line to Virtek Vision International Inc. (Virtek) of Waterloo, Ontario. Under the terms of the sale, GSI Lumonics received cash of $2,366 thousand as well as a 10% royalty on Virtek's sales of these systems to the aerospace industry for three years in exchange for the operating assets of the OLT product line. GSI Lumonics recorded a gain of $699 thousand on this sale during December 1999.


3.  ACCOUNTS RECEIVABLE

  Accounts receivable include unbilled receivables on long-term contracts of $0 (1998 - $5,531 thousand).

4.  INVENTORIES

Inventories consist of the following:

                                                             December 31,
                                                       ----------------------
                                                         1999          1998
                                                       --------      --------
          Raw materials...........................     $26,011       $ 9,123
          Work-in-process.........................      17,005        14,062
          Finished goods..........................      29,711        20,911
                                                       -------       -------
          Total inventories.......................     $72,727       $44,096
                                                       =======       =======


5. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of the following:

                                                             December 31,
                                                       -----------------------
                                                         1999           1998
                                                       --------       --------
          Cost:
          Land, buildings and improvements........     $ 36,435       $ 26,290
          Machinery and equipment.................       36,867         30,218
                                                       --------       --------
          Total cost..............................       73,302         56,508
          Accumulated depreciation................      (28,024)       (24,299)
                                                       --------       --------
          Net property, plant and equipment.......     $ 45,278       $ 32,209
                                                       ========       ========


6.   OTHER ASSETS

  Other assets consist of the following:

                                                           December 31,
                                                    --------------------------
                                                       1999            1998
                                                    ----------       ---------
          Short term other assets:
          ------------------------
          Income tax recoverable..................   $    -           $3,201
          Prepaid expenses........................    2,338            1,890
          Total...................................   $2,338           $5,091
                                                     ======           ======

          Long term other assets:
          -----------------------
          Note receivable.........................   $2,250           $    -
          Deferred income taxes...................        -              912
          Deposits and other......................    1,601               52
                                                     ------           ------
          Total...................................   $3,851           $  964
                                                     ======           ======

7. BANK INDEBTEDNESS

  The Company has credit facilities of approximately $40 million which are denominated in Canadian dollars, US dollars, Pound sterling and Japanese yen (1998 - $20 million). Actual bank indebtedness is due on demand and bears interest based on prime which resulted in an effective average rate 4.98% for fiscal 1999 (1998--7%). As at December 31, 1999, the Company had unused and available demand lines of credit amounting to approximately $19 million (1998 - $9 million).

  Accounts receivable and inventories have been pledged as collateral for the bank indebtedness under general security agreements. The borrowings require, among other things, the Company to maintain specified financial ratios and conditions. As at December 31, 1999, the Company was in compliance with those ratios and conditions.


8. LONG-TERM DEBT

  Current Portion of Long-term debt

  Long-term debt includes a mortgage payable at 10-3/8% interest, assumed as part of the merger with General Scanning Inc., collateralized by the related land and building, maturing in March 2000, at which time the remaining principal of $1,508 thousand will be payable.

  The Company has a long-term loan from Sumitomo Heavy Industries, Ltd., a significant shareholder, all of which is repayable in Japanese yen. The relevant foreign exchange rates were:

                                                                       December 31,
                                                              ------------------------------
                                                                  1999             1998
                                                              -------------    -------------
  $1 Canadian = Japanese yen................................       70.3             73.8
  $1 US = Japanese yen......................................      102.1            113.0

   The Company has entered into currency and interest rate swap contracts which oblige it to pay Canadian dollars and receive Japanese yen, and pay U.S. dollars and receive Japanese yen, on the dates principal and interest payments are due. The terms of these contracts are described in Note 15.

  Long term debt is comprised of:

                                                                              1999            1998
                                                                            -------         -------
  Sumitomo Heavy Industries, Ltd., Japanese yen term loans,
    interest payable semi-annually at 5.43% with semi-annual
    principal payments, maturing October 31, 2000.....................      $ 3,917         $ 7,082
  Silicon Valley Bank, mortgage principal due March 1, 2000...........        1,508               -
  Less current portion................................................       (5,425)         (3,541)
                                                                            -------         -------
    Total.............................................................      $     -         $ 3,541
                                                                            =======         =======

  Total cash interest paid on all debt during the year ended December 31, 1999 was $1,155 thousand (1998 - $899 thousand; 1997 - $1,112 thousand).


9. DEFERRED COMPENSATION

  Certain officers and employees may defer payment of a portion of their compensation until termination of employment or later. Interest on the outstanding balance is credited quarterly at the prime rate, which averaged 8.01% during the year ended December 31, 1999. The portion of deferred compensation estimated to be due within one year is included in current liabilities.

10. STOCKHOLDERS' EQUITY

  Capital stock

  The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value.

  Accumulated Other Comprehensive Income

  The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") effective January 1, 1998. SFAS No. 130 requires that all non-owner changes in equity, such as the change in foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from deficit in the equity section of the balance sheet. Any unrealized holding gains and losses on securities held available-for-sale are excluded from earnings and reported as a component of accumulated other comprehensive income until realized, in accordance with SFAS 115.

  During 1999, the Company sold securities held for sale and the realized gain of $900 thousand has been included in the results of operations. Accumulated other comprehensive income at end of year includes only unrealized foreign currency translation gains and losses.

  Net Income (Loss) Per Common Share

  Basic income (loss) per common share was computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the year. For diluted income per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method.

  Common and common equivalent share disclosures are:

                                                             Year ended December 31,
                                                    ------------------------------------------
                                                      1999             1998            1997
                                                    ---------        ---------       ---------
        Weighted average common shares outstanding     30,442           17,079          15,989
        Dilutive potential common shares..........          -                -             465
                                                  -----------      -----------     -----------
        Diluted common shares.....................     30,442           17,079          16,454
                                                  ===========      ===========     ===========

        Options and warrants excluded from
        diluted income per common share
        as their effect would be anti-dilutive....      3,978            2,004             290
                                                  ===========      ===========     ===========

  Shareholder Rights Plan

  On April 12, 1999, the Board of Directors adopted a Shareholders Rights Plan (the "Plan"). Under this Plan one Right has been issued in respect of each common share outstanding as of that date and one Right has been and will be issued in respect of each common share issued thereafter. Under the Plan, each Right, when exercisable, entitles the holder to purchase from the Company one common share at the exercise price of Cdn$200, subject to adjustment and certain anti-dilution provisions (the "Exercise Price").

  The Rights are not exercisable and cannot be transferred separately from the common shares until the "Separation Time", which is defined as the eighth business day (subject to extension by the Board) after the earlier of (a) the "Stock Acquisition Date" which is generally the first date of public announcement that a person or group of affiliated or associated persons (excluding certain persons and groups) has acquired beneficial ownership of 20% or more of the outstanding common shares, or (b) the date of commencement of, or first public announcement of the intent of any person or group of affiliated or associated persons to commence, a Take-over Bid. At such time as any person or group of affiliated or associated persons becomes an "Acquiring Person" (a "Flip-In Event"), each Right shall constitute the right to purchase from the Company that number of common shares having an aggregate Market Price on the date of the Flip-In Event equal to twice the Exercise Price, for the Exercise Price (such Right being subject to anti-dilution adjustments).

  So long as the Rights are not transferable separately from the common shares, the Company will issue one Right with each new common share issued. The Rights could have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors.

  Stock Options

  The Company has stock option plans providing for the issue of options to purchase the Company's common shares. Outstanding options vest over periods of one to four years beginning on the date of grant. The options expire over a period of two to seven years beginning at the date of grant. Of the 4.7 million (1998 - 3.7 million) options authorized under these plans, 408,178 (1998 - 103,425) options were available for grant as at December 31, 1999.

  The 1995 Stock Option Plan (the "1995 Plan"), as amended, provides for the issuance of nonqualified and incentive stock options to purchase up to 2,906,000 shares of the Company's common stock, of which 408,178 were available for future grant at December 31, 1999. Under this plan, options are granted at the closing price of the Company's common shares on the Toronto Stock Exchange or in lieu thereof, Nasdaq, on the trading date of the grant. The exercise period of each option is determined by the Compensation Committee but may not exceed 10 years. The Company's 1994 Stock Option Plan has terminated; however, options to purchase 247,325 shares of common stock were outstanding under the 1994 Plan at December 31, 1999.

  In conjunction with the merger with General Scanning Inc. the Company adopted outstanding options held by employees under nonqualified and incentive stock options, and issued 2,051,903 stock options in exchange.

  In July 1999, the Company offered employee option holders an exchange of one option for each two options outstanding with exercise prices over US$9.00 or Cdn$13.32. Under this exchange 281,483 options with exercise price of US$4.63 or Cdn$6.95 per share were granted with new vesting schedule, and 562,966 options were cancelled.

  During 1995, the Financial Accounting Standards Board issued SFAS No. 123, which defines a fair value based method of accounting for employee stock options or similar equity instruments. The Company has elected to continue to apply APB 25 in accounting for its stock option plans, and immaterial amounts of compensation have been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts below. Because the method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

                                               1999                1998              1997
                                            -----------        ------------       -----------
      Net income (loss):
      As reported.........................    $(34,774)            $(7,916)           $11,912
      Pro forma...........................    $(36,117)            $(8,976)           $11,145
      Basic net income (loss) per share:
      As reported.........................    $  (1.14)            $ (0.46)           $  0.75
      Pro forma...........................    $  (1.19)            $ (0.53)           $  0.70
      Diluted income (loss) per share:
      As reported.........................    $  (1.14)            $ (0.46)           $  0.72
      Pro forma...........................    $  (1.19)            $ (0.53)           $  0.68

  The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                                              1999              1998             1997
                                           ----------        ----------      ------------
       Risk-free interest rate...........        6.7%              4.6%              5.8%
       Expected dividend yield...........          -                 -                 -
       Expected lives upon vesting.......  1.0 years         1.2 years         1.8 years
       Expected volatility...............         60%               40%               30%
       Weighted average fair value per
       share.............................      $1.85             $1.00             $3.76

  Stock option activity for the years ended December 31, 1999, 1998 and 1997 is presented below.

                                                    Options         Weighted  Avg.
                                                  (thousands)       Exercise Price
                                                 ------------      ---------------
          Outstanding at December 31, 1996.......     951               $ 5.71
          Granted................................     833                18.40
          Exercised..............................    (387)                4.91
          Canceled...............................     (76)                0.34
                                                   ------               ------
          Outstanding at December 31, 1997.......   1,321                13.15
          Granted................................     879                 5.16
          Exercised..............................     (50)                4.72
          Canceled...............................    (146)               15.63
                                                   ------               ------
          Outstanding at December 31, 1998.......   2,004                 9.11
          Exchanged in merger with General          2,123                 9.86
          Scanning...............................
          Granted................................   1,627                 4.61
          Exercised..............................    (164)                3.36
          Canceled...............................  (1,612)               12.66
                                                   ------               ------
          Outstanding at December 31, 1999.......   3,978               $ 6.71
                                                   ======               ======

          Exercisable at December 31, 1999.......   1,165               $ 7.64
                                                   ======               ======

The following summarizes outstanding and exercisable options outstanding on December 31, 1999:

                                     Options Outstanding                       Exercisable Options
                          -----------------------------------------        --------------------------
                           Number         Weighted         Weighted         Number of        Weighted
                             of           Average          Average           Options         Average
       Range of           Options        Remaining        Exercise         Exercisable       exercise
    Exercise prices       (000's)           Life            Price             (000's)          Price
    ---------------       -------           ----            -----             -------          -----
   $   1.75 to $ 3.75        370         4.9  years         $ 2.83               281          $ 2.56

   $   4.25 to $ 4.50        809         9.0  years         $ 4.41               111          $ 4.46

   $   4.60 to $ 5.00      1,175         4.3  years         $ 4.75               211          $ 4.85

   $   5.01 to $10.00        871         4.6  years         $ 6.15               242          $ 8.00

   $ 10.40 to $19.70         753         6.8  years         $16.40               320          $14.79
                        --------                                               -----
                           3,978                                               1,165
                        ========                                               =====

  Repurchase of common shares

  On April 29, 1998, the Board of Directors authorized a program to repurchase up to 5% of its issued and outstanding common shares. Pursuant to provisions of the Agreement and Plan of Merger with General Scanning Inc., the Company suspended its repurchase program in October 1998. During 1998, the Company repurchased 94,900 common shares for approximately $627 thousand.

  Warrants

  In conjunction with the merger with General Scanning Inc. the Company adopted outstanding warrants for the purchase of common stock issued to non-employee members of the General Scanning Inc. Board of Directors. The warrants are subject to vesting as determined by a committee of the Board of Directors at the date of grant and expire ten years from the date of grant. During the year ended December 31, 1999, none were granted, exercised or cancelled. At December 31, 1999, 70,718 warrants, of which 57,248 are exercisable, remain outstanding at prices ranging from $1.75 to $15.41 per share.


11. DEFINED CONTRIBUTION PLANS

  The Company has defined contribution employee savings plans in Canada, the United Kingdom, and the United States. In the United States, the plan is governed by the provisions of Section 401(k) of the Internal Revenue Code under which contributions may be made by its United States employees. The Company matches the contributions of participating employees on the basis of the percentages specified in each plan. Company matching contributions to the plans during 1999 were $2.3 million (1998 - $1.1 million; 1997 - $0.9 million).


12.   DEFINED BENEFIT PENSION PLAN

  The Company's subsidiary in the United Kingdom maintains a pension plan, known as the GSI Lumonics Ltd. UK Pension Scheme. The plan has two components: the Final Salary Plan, which is a defined benefit plan, and the Retirement Savings Plan, which is a defined contribution plan. Effective April 1997, membership to the Final Salary Plan was closed. The most recent actuarial valuation of the plan was performed as at November 30, 1997. The extrapolation as at December 1, 1999 indicates the actuarial present value of the accrued pension benefits and the net assets available to provide for these benefits, at market value, were as follows:

                                                                      1999               1998
                                                                 ---------------    ---------------
  Pension fund assets  ........................................      13,700             12,000
  Accrued pension benefits  ...................................      13,700              9,500

  The assumptions used to develop the actuarial present value of the accrued pension benefits were as follows:

                                                                              1999             1998
                                                                            ---------        --------
   Discount rate  ....................................................         6.5%             8.5%
   Compensation increases rate  ......................................         5.5%             6.5%
   Investment returns assumption  ....................................         6.5%             8.5%
   Average remaining service life of employees  ......................      18 years         18 years

  The estimates are based on actuarially computed best estimates of pension asset long-term rates of return and long-term rate of obligation escalation. Variances between these estimates and actual experience are amortized over the employees' average remaining service life.

  Pension expense under this plan during fiscal 1999 was $520 thousand (1998 - $670 thousand; 1997 -$500 thousand).


13. INCOME TAXES

  Details of the income tax provision (benefit) are as follows:

                                            1999             1998             1997
                                          -------          -------          -------
Current
       Canadian .................         $   724          $ 1,687          $ 2,513
       International ............          (1,576)          (3,641)           2,995
                                          -------          -------          -------
                                             (852)          (1,954)           5,508
   Deferred
       Canadian .................          (2,084)            (247)             384
       International ............             380           (1,059)            (818)
                                          -------          -------          -------
                                           (1,704)          (1,306)            (434)
                                          -------          -------          -------
   Income tax provision (benefit)         $(2,556)         $(3,260)         $ 5,074
                                          =======          =======          =======

  The income tax provision (benefit) reported differs from the amounts computed by applying the Canadian rate to income (loss) before income taxes. The reasons for this difference and the related tax effects are as follows:

                                                                      1999           1998           1997
                                                                    --------        -------        -------
   Expected Canadian tax rate ...................................       44.6%          44.6%          44.0%
   Expected income tax provision (benefit) ......................   $(16,649)       $(4,984)       $ 7,474
   Non-deductible research and development and other expenses ...      4,325           --             --
   International tax rate differences ...........................      3,461            (97)          (868)
     Losses and temporary timing differences the benefit of which
      has not been recognized ...................................      5,374          1,377            577
   Previously unrecognized losses and timing differences ........       (569)          (161)          (807)
   Settlement of Canadian and foreign tax matters ...............       --             (423)
   Other items ..................................................      1,502            605           (879)
                                                                    --------        -------        -------
   Reported income tax provision (benefit) ......................   $ (2,556)       $(3,260)       $ 5,074
                                                                    ========        =======        =======

  Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes. Significant components of the Company's deferred tax assets and liabilities as at December 31 are as follows:

                                                             1999              1998
                                                           --------          --------
Deferred tax assets
       Operating tax loss carryforwards ..........         $ 12,468          $  6,539
       Compensation related deductions ...........            2,312              --
       Tax credits ...............................            2,431               582
       Restructuring and other accrued liabilities           13,452             1,312

       Deferred revenue ..........................            1,834             1,231
       Inventory .................................            3,702               734
       Other .....................................              227               535
                                                           --------          --------
    Total deferred tax assets ....................           36,426            10,933
    Valuation allowance for deferred tax assets ..           (9,756)           (5,731)
                                                           --------          --------
    Net deferred tax assets ......................           26,670             5,202
                                                           --------          --------
    Deferred tax liabilities
       Book and tax differences on fixed assets ..              824             1,076
       Intangibles ...............................            3,770              --
                                                           --------          --------
    Net deferred income tax asset ................         $ 22,076          $  4,126
                                                           ========          ========

  The Company has provided a valuation allowance against losses in subsidiaries with an inconsistent history of taxable income and loss due to the uncertainty of their realization. In addition, the Company has provided a valuation allowance on net operating loss carryforwards and tax credits related to its wholly-owned subsidiary, View Engineering, Inc., due to the uncertainty of their realizability as a result of limitations on their utilization in accordance with certain US tax laws and regulations.

  As at December 31, 1999, the Company had loss carryforwards of approximately $34 million available to reduce future years' income for tax purposes. Of this amount, approximately $8.5 million expires by the end of 2005 and a further $7.5 million expires by the end of 2019, with the remainder carried forward indefinitely.

  Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $3,133 thousand at December 31, 1999. The Company has not recorded a provision for withholding tax on undistributed earnings of foreign subsidiaries, as the Company currently has no plans to repatriate those earnings.

  Income taxes paid during 1999 were $810 thousand (1998 - $2,316 thousand; 1997
- $2,531 thousand).


14. RELATED PARTY TRANSACTIONS

  In addition to matters discussed elsewhere, the Company had the following transactions with related parties. The Company recorded sales revenue from Sumitomo Heavy Industries, Ltd., a significant shareholder, of $11.7 million in the twelve months ended December 31, 1999 (1998 - $15.5 million; 1997 $18.9 million) at amounts and terms approximately equivalent to third party transactions. Transactions with Sumitomo are at normal trade terms. The balance sheet reflects receivables from Sumitomo as due from related party.

15. FINANCIAL INSTRUMENTS

  Short-term Investments

  At December 31, 1999, the Company had $7,342 thousand invested in short-term investments denominated in both U.S. and Canadian dollars with maturity dates between January 13, 2000 and February 23, 2000. At December 31, 1998, the Company had $8,098 thousand invested in short-term investments denominated in Canadian dollars.

  Derivative Financial Instruments

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company is in the process of quantifying the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133.

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

  SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the year-end fair value of significant financial instruments, including debt. The Company believes, based upon current terms, that the carrying value of its debt approximates its fair value.

                                                                             December 31,
                                                                       ---------------------
                                                                        1999           1998
                                                                       ------         ------
     Long term debt, including current portion:
     Sumitomo Heavy Industries, Ltd., Japanese yen term loans......    $3,917         $7,082
     Favorable value of swaps:
     To convert 100 million yen (1998 - 200 million yen) to
     U.S. $683, (1998 - U.S. 1,365), semi-annual interest at
     the six-month LIBOR less 1.56%................................       296            406
     To convert 150 million yen (1998 - 300 million yen) to
     Canadian $1,163 (1998 - Cdn $2,326), semi-annual
     interest at the three month bankers acceptance rate less
     1.62%.........................................................       669          1,136
     To convert 150 million yen (1998 - 300 million yen) to
     U.S. $1,023 (1998 - U.S. $2,046), interest payable
     semi-annually at 8.20%........................................       446            610
                                                                       ------         ------
     Favorable Value of swaps .....................................     1,411          2,152
                                                                       ------         ------
     Economic Value ...............................................    $2,506         $4,930
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

  As of December 31, 1999 and 1998, the Company had no foreign exchange forward contracts.


16.   RESTRUCTURING AND OTHER CHARGES

  A charge of $19.6 million was taken during the three months ended April 2, 1999 to accrue employee severance of $5.6 million, leased facility and related costs of $4 million associated with the closure of the plant in Oxnard, California and redundant facilities worldwide, and costs of $10 million associated with restructuring and integration of operations as a result of the merger. The Oxnard manufacturing operations shut down was completed during December 1999. Other integration activities included exit costs for some product lines, reducing redundant resources worldwide, and abandoning redundant sales and service facilities. During 1999, severance was paid to 130 employees in various locations worldwide. Actual costs for employee severance for some activities have been less than estimated in the accrual due to redeployment of personnel and voluntary terminations. In addition, some facility exit costs and other integration costs have been less than originally estimated. These reductions are reflected in a $2.1 million reversal of restructuring charges during the three months ended December 31, 1999. Offsetting this reduction is an additional charge of $2.1 million for leased facilities costs in Oxnard, and elsewhere worldwide, additional employee severance costs worldwide, and other integration costs. The following table summarizes activity during the year ended December 31, 1999.

                (in millions)                Total        Severance       Facilities        Integration
                                           ---------      ----------      -----------       ------------
      Charge during Q1 1999.............      $19.6           $ 5.6            $ 4.0              $10.0
      1999 Actions......................       (9.5)           (2.4)            (0.2)              (6.9)
      Reversals during Q4 1999..........       (2.1)           (0.8)            (1.1)              (0.2)
      Charge during Q4 1999.............        2.1             0.4              1.2                0.5
                                              -----           -----            -----              -----
      Accrual remaining December 31,
        1999............................      $10.1           $ 2.8            $ 3.9              $ 3.4
                                              =====           =====            =====              =====

  The remaining accrual is for further reduction of redundant resources worldwide, including severance for approximately 160 employees. It is expected that most actions will be completed by end of 2000, but certain leased facility costs will take longer to resolve due to the nature of the lease commitments.


17. COMMITMENTS AND CONTINGENCIES

  Operating leases

  The Company leases certain equipment and facilities under operating lease agreements that expire through 2013. The facility leases require the Company to pay real estate taxes and other operating costs. For the year ended December 31, 1999 lease expense was approximately $4,666 thousand (1998 - $1,923 thousand; 1997 - $1,645 thousand).

  Minimum lease payments under operating leases expiring subsequent to December 31, 1999 are:

          2000 ...................................   $ 4,849
          2001 ...................................     4,041
          2002 ...................................     3,327
          2003 ...................................     2,595
          2004 ...................................     2,535
          Thereafter..............................     7,602
                                                     -------
          Total minimum lease payments............   $24,949
                                                     =======

  Recourse receivables

  In Japan, where it is customary to do so, the Company discounts certain customer notes receivable at a bank with recourse. The Company's maximum exposure was $2,961 thousand at December 31, 1999. The book value of the recourse receivables approximates fair value. During 1999, the Company received cash proceeds relating to the discounted receivables of $6,661 thousand.

  Legal proceedings and disputes

  A provision of $19 million was recorded during the three months ended April 2, 1999 to accrue damages and legal fees, through to appeal, relating to Electro Scientific Industries, Inc. v. General Scanning Inc., USDC Case No. C-96-4628, and is reflected as a reduction in net assets acquired at the time of merger. In October 1998 the U.S. District Court for the Northern District of California issued a decision on motions for summary judgment in an action filed against General Scanning Inc. for alleged patent infringement concerning U.S. Patent Nos. 5,265,114 and 5,473,624. The Court granted Electro Scientific's motions for summary judgment on infringement and on the issue of whether Electro Scientific committed inequitable conduct by intentionally failing to cite prior art to the U.S. Patent Office in connection with one of its patents. The Court denied General Scanning Inc.'s motion for summary judgment that the Electro Scientific patents are invalid due to prior art. During March 1999, the Court granted Electro Scientific's motion for partial summary judgment that upgrade kits, sold by General Scanning for 1.3 micron laser wavelength memory repair, infringe the Electro Scientific patents in suit. The referenced patents cover the use of 1.32 micron wavelength lasers in the repair of memory chips and semiconductors with imbedded memory. In April 1999 a federal court jury issued a verdict that Electro Scientific's patent 5,473,624 was invalid, and that Electro Scientific's patent 5,265,114 was valid, and awarded a $13.1 million damage judgment. A federal district court judge ruled on several post-trial matters in July 1999. The Court refused Electro Scientific's requests to increase damages awarded by the jury in April, and for attorney fees, but granted interest on the damages. The Court also affirmed the jury's decision to invalidate one of the two patents asserted by Electro Scientific in the case. The Company has appealed the decisions on infringement, the validity of the second patent and the award of damages. The Company was required to post an unsecured bond with the court in order to proceed with the appeal. No date has been set for arguments. At GSI Lumonics' request, the U.S. Patent and Trademark Office ("PTO") has agreed to reexamine ESI's Patent No. 5,265,114, indicating in its November 18, 1999 Order that information not previously considered raised "a substantial new question of patentability." The PTO reexamination is a separate proceeding from GSI Lumonics' pending appeal of the ESI judgement. GSI Lumonics intends to present evidence in the reexamination that may invalidate ESI's `114 patent. The outcome is not determinable at this time.

Robotic Vision Systems, Inc. v. View Engineering, Inc., USDC Case No. 95-7441. This case involves a patent infringement complaint by Robotic Vision Systems, Inc. ("RVSI") alleging infringement of U.S. Patent No. 5,463,227 by View Engineering, Inc. ("View"), a wholly-owned subsidiary of General Scanning Inc. The matter was tried before a judge sitting in the United States District Court for the Central District of California in November 1999, and the parties are currently awaiting the court's decision. RVSI alleges infringement relating to lead inspection machines formerly sold by View Engineering and seeks damages of $60.5 million. In settlement of separate litigation with RVSI in June 1998, arising from General Scanning Inc.'s acquisition of View in August 1996, General Scanning Inc. agreed not to compete in the field of semiconductor interconnection inspection. During the first six months of 1998, sales by General Scanning Inc. of all products used in semiconductor lead interconnection inspection which involved products relating to the alleged infringement totaled approximately 2% of General Scanning Inc.'s total sales.

  GSI Lumonics believes that RVSI's claims in the above action are without merit and GSI Lumonics Inc. is vigorously defending these proceedings. However, if RVSI prevails on one or more of its claims and damages are awarded, there could be a material adverse effect on GSI Lumonics Inc.'s operating results and/or financial condition. The outcome is not determinable at this time.

Commencement of Copyright Infringement Declaratory Judgement Action. On December 10, 1999 GSI Lumonics Inc. filed suit in the United States District Court for the District of Massachusetts seeking a declaration that GSI Lumonics' QuantArray Microarray Analysis Software does not infringe any copyright owned by BioDiscovery, Inc. or its president, Soheil Shams. BioDiscovery, Inc. is a manufacturer of microarray quantification software under the name ImaGene(R). GSI Lumonics previously distributed ImaGene(R) software under a non-exclusive arrangement with BioDiscovery, but subsequently developed its own software when BioDiscovery refused to develop necessary enhancements to stay abreast of industry trends, especially in the field of multi-channel scanning. GSI Lumonics felt compelled to file suit to resolve these copyright issues and is confident in its position. On December 21, 1999, BioDiscovery and its President, Soheil Shams, responded to the GSI Lumonics' declaratory judgement action by filing a separate suit in the Federal Court in Los Angeles, CA, alleging that GSI Lumonics reverse engineered software and also sued for copyright infringement. GSI Lumonics has applied to the California court to seek the prompt dismissal of the California action in favor of its prior pending action. In the matter before the United States District Court for the District of Massachusetts, the court denied BioDiscovery's motion to dismiss and has scheduled the trial for May 2000. The outcome is not determinable at this time.

  Other. As the Company has disclosed since 1994, a party has commenced legal proceedings in the United States against a number of U.S. manufacturing companies, including companies that have purchased systems from GSI Lumonics Inc. The plaintiff in the proceedings has alleged that certain equipment used by these manufacturers infringes patents claimed to be held by the claimant. While GSI Lumonics Inc. is not a defendant in any of the proceedings, several of GSI Lumonics Inc.'s customers have notified GSI Lumonics Inc. that, if the party successfully pursues infringement claims against them, they may require GSI Lumonics Inc. to indemnify them to the extent that any of their losses can be attributed to systems sold to them by GSI Lumonics Inc.. While GSI Lumonics does not believe that the outcome of these claims will have a material adverse effect upon GSI Lumonics, there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect upon GSI Lumonics' financial condition or results of operations.

  Risks and Uncertainties

  The Company has experienced, and may continue to experience, fluctuations in operating results due to a variety of factors, including: the rate of growth of the markets for laser systems and components; industry cycles in target markets; market acceptance of the Company's products and those of its competitors; development and promotional expenses relating to the introductions of new products or new versions of existing products; changes in pricing policies by the Company and its competitors; the timing of the receipt of orders from major customers; the timing of shipments and economic conditions in foreign markets.

  Certain of the components and materials included in the Company's laser systems and optical products are currently obtained from single source suppliers. There can be no assurance that a disruption of this outside supply would not create substantial manufacturing delays and additional cost to the Company.

  There is no concentration of credit risk related to the Company's position in trade accounts receivable other than the amount due from Sumitomo Heavy Industries, Ltd., a related party. Credit risk, with respect to trade receivables, is minimized because of the diversification of the Company's operations, as well as its large customer base and its geographical dispersion.


18. SEGMENT INFORMATION

  GSI Lumonics Inc. designs, develops, manufactures and markets laser-based advanced manufacturing systems and components. The laser systems and components are used in highly automated environments for applications such as cutting, drilling, welding, marking, micro machining, inspection and coding a wide range of products and materials in the automotive, electronics, semiconductor, packaging, medical and aerospace industries. The printers are used in the medical and photo-finishing industries. The Company's principal markets are in the United States, Canada, Europe, Japan and Asia-Pacific.

  During the three months ended December 31, 1999, the Company re-evaluated its reportable segments and concluded it has one reportable segment. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution.

  Geographic Segment Information

  The Company attributes revenues to geographic areas on the basis of the customer location. Long-lived assets are attributed to geographic areas in which Company assets reside.

                                                              Year ended December 31,
                                     -----------------------------------------------------------------------
       Revenues from external
         customers:                           1999                     1998                      1997
                                     -------------------      -------------------      ---------------------

       USA...........................   $143,034      52%        $ 61,269      42%         $ 91,835       52%
       Canada........................     10,782       4%           8,264       6%            9,750        5%
       Europe........................     65,296      24%          40,427      28%           33,385       19%
       Japan.........................     32,648      12%          15,987      11%           19,806       11%
       Latin and South America.......      1,631       0%             657       1%            1,577        1%
       Asia-Pacific, other...........     21,159       8%          17,588      12%           20,975       12%
                                     -----------              -----------              ------------
       Total.........................   $274,550     100%        $144,192     100%         $177,328      100%
                                     ===========              ===========              ============

       Long-lived assets:
       US............................   $ 42,424                 $  5,548                  $  5,342
       Canada........................      7,726                    9,567                    11,307
       Europe........................     17,484                   20,848                    10,757
       Japan.........................        591                        -                         -
       Asia-Pacific, other...........        400                      318                       301
                                     -----------              -----------              ------------
       Total.........................   $ 68,625                 $ 36,281                  $ 27,707
                                     ===========              ===========              ============


19. SUBSEQUENT EVENTS

On March 16, 2000, Electro Scientific Industries, Inc. filed an action for patent infringement in the United States District Court for the Central District of California against the Company and Dynamic Details Inc., an unrelated party who is one of the Company's customers. Electro Scientific alleges that the Company offers to sell and import into the United States our GS-600 high speed laser drilling system and that Dynamic Details possesses and uses a GS-600 System. They further allege that Dynamic Details infringes on Electro Scientific's U.S. patent no. 5,847,960 and that the Company has actively induced the infringement of, and contributorily infringed on, the patent. Electro Scientific seeks an injunction, an unspecified amount of damages, trebling of those damages, and attorney fees. The Company intends to vigorously defend this claim and, based on its investigation of the patent to date, it believes that it will prevail. The outcome is not determinable at this time.

GSI LUMONICS INC.

                      SUPPLEMENTARY FINANCIAL INFORMATION
                                  (UNAUDITED)

                                                                                Three months ended
                                                       -----------------------------------------------------------------
                                                          December 31,      October 1,          July 2,          April 2,
                                                              1999              1999              1999              1999
                                                           --------          --------          --------          --------
Sales ............................................         $ 88,667          $ 78,041          $ 69,248          $ 38,594
Cost of goods sold ...............................           54,273            47,553            45,872            31,075
                                                           --------          --------          --------          --------
Gross profit .....................................           34,394            30,488            23,376             7,519
Operating expenses:
  Research and development .......................            8,676             8,104             8,584             3,336
  Selling, general and administrative ............           17,931            17,704            18,521            10,497
  Amortization of technology and other intangibles            1,251             1,251             1,251               317
  Acquired in-process research and development ...             --                --                --              14,830
  Restructuring and other charges ................             --                --                --              19,631
                                                           --------          --------          --------          --------
Income (loss) from operations ....................            6,536             3,429            (4,980)          (41,092)
  Gain on sale of assets .........................            1,599              --                --                --
  Interest income (expense), net .................              (14)                2               (93)              194
  Foreign exchange transaction gains (losses) ....           (1,767)             (514)              157              (787)
                                                           --------          --------          --------          --------
Income (loss) before income taxes ................            6,354             2,917            (4,916)          (41,685)

Income taxes provision (benefit) .................            2,115               874            (1,174)           (4,371)
                                                           --------          --------          --------          --------
Net income (loss) ................................         $  4,239          $  2,043          $ (3,742)         $(37,314)
                                                           ========          ========          ========          ========

  Foreign currency translation adjustments .......               (2)            2,499            (1,462)              718
  Change in unrealized gain (loss) on marketable .             (380)               58               467              (145)
   equity securities, net ........................             --                --                --                --
                                                           --------          --------          --------          --------
Comprehensive income (loss) ......................         $  3,857          $  4,600          $ (4,737)         $(36,741)
                                                           ========          ========          ========          ========

Net income (loss) per common share:
  Basic ..........................................         $   0.12          $   0.06          $  (0.11)         $  (1.94)
  Diluted ........................................         $   0.12          $   0.06          $  (0.11)         $  (1.94)

Weighted average common shares outstanding (000's)           34,222            34,173            34,167            19,204
Weighted average common shares outstanding and
 dilutive potential common shares (000's).........           35,755            35,085            34,167            19,204

  The quarterly amounts differ from results of operations published in interim financial reports on form 10-Q due to changes in the purchase accounting for the merger with General Scanning Inc. The valuation of intangible assets, land and deferred taxes was completed at different amounts than estimated resulting in negative goodwill which was allocated to the long term assets. The following reconciles net income changes:


Net income (loss) as reported on form 10-Q  ............................       $1,999         $(3,786)       $(35,491)
     Less: additional in-process research and development  .............            -               -          (1,830)
     Less: additional intangibles amortization expense  ................         (378)           (378)            (63)
     Plus: reduced depreciation expense  ...............................          422             422              70
                                                                               ------         -------        --------
Net income (loss) restated  ............................................       $2,043         $(3,742)       $(37,314)
                                                                               ======         =======        ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISRANT

Directors

  The information with respect to directors is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2000 (the "2000 Proxy Statement") and is incorporated herein by reference.

Executive Officers

  The information with respect to executive officers is set forth under the caption "Executive Officers" in Part I of this report.

Reports of Beneficial Ownership

  The information required by this item is contained in the 2000 Proxy Statement and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

  The response to this item is contained in the Company's 2000 Proxy Statement and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

  The response to this item is contained in the Company's 2000 Proxy Statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this item is contained in the Company's 2000 Proxy Statement and is incorporated herein by reference.

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


LIST OF EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
------    -----------

 2.1 Amended and Restated Agreement and Plan of Merger, dated as of October 27, 1998, by and among the Registrant, Grizzly Acquisition Corp., New Grizzly Acquisition Corp. and General Scanning Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules referred to in the Merger Agreement are omitted. The Registrant hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request. (4)

 3.1 Certificate and Articles of Continuance of the Registrant dated March 22, 1999. (4)

 3.2      By-Law No.1 of the Registrant. (4)

10.1 Line of Credit Agreement between the Registrant and CIBC dated April 8, 1998 and accepted April 15, 1998. (4)

10.2 Loan Agreement between Sumitomo Heavy Industries, Ltd. and the Registrant dated August 10, 1990. (4)

10.3 Lease Agreement between JRF II Associates Ltd. Partnership and Lumonics Corporation dated September 24, 1991. (4)

10.4 Industrial Space Lease between Lumonics Corporation and The Travelers Insurance Company dated March 17, 1992. (4)

10.5      Lease Agreement between Lumonics Corporation and Sisilli dated June
          1994. (4)

10.6 GSI Lease dated July 31, 1996, as amended to date, between View Engineering, Inc. and Donald J. Devine as Trustee under the Donald J. Devine Trust Agreement. (2)

10.7 Lease dated July 15, 1997, as amended to date, between GSI and The Wilmington Realty Trust. (3)

10.8      1998 Management Incentive Plan of the Registrant. (4)

10.9      1998 Executive Management Incentive Plan of the Registrant. (4)

10.10 Severance Agreement between the Registrant and Patrick D. Austin dated April 13, 1998. (4)

10.11 Severance Agreement between the Registrant and John W. George dated April 13, 1998. (4)

10.12 Severance Agreement between the Registrant and Desmond J. Bradley dated April 13, 1998. (4)

10.13 Split Dollar Compensation Agreement dated September 13, 1997 between GSI and Charles D. Winston. (3)

10.14 Key Employee Retention Agreement between GSI and Victor H. Woolley, dated May 1, 1997. (4)

EXHIBIT
NUMBER    DESCRIPTION
------    -----------

10.15 Settlement Agreement dated June 12, 1998 between GSI and Robotic Vision Systems, Inc. (4)

10.16 Severance Agreement between the Registrant and Charles D. Winston dated April 21, 1999.

10.17 Severance Agreement between the Registrant and Michael R. Kampfe dated April 21, 1999.

10.18 Severance Agreement between the Registrant and Kurt Pelsue dated April 21, 1999.

10.19 Severance Agreement between the Registrant and Warren Scott Nix dated October 26, 1999.

10.20 Severance Agreement between the Registrant and Gregory S. Baletsa dated May 18, 1999.

10.21 OEM Supply Agreement between the Registrant and Sumitomo Heavy Industries, Ltd. dated August 31, 1999.

21.1      Subsidiaries of the Registrant. (4)

21.2      Subsidiaries of GSI. (3)

23.1      Consent of Independent Chartered Accountants.

24.1      Powers of Attorney. (4)

99.1 Amended and Restated Stock Option Agreement dated October 27, 1998 by and among GSI, Lumonics and Grizzly Acquisition Corp. (4)

99.2 Stock Option Agreement dated October 27, 1998 by and among GSI and Lumonics. (4)

99.3      Form of Proxy for GSI common stock. (4)

99.4      1981 Stock Option Plan of GSI. (1)

99.5      1992 Stock Option Plan of GSI. (1)

99.6      1995 Directors' Warrant Plan of GSI. (1)

99.7      1994 Executive Management Stock Option Plan of the Registrant. (4)

99.8      1994 Key Employees and Directors Stock Option Plan of the Registrant.
          (4)

99.9      1995 Employees and Directors Stock Option Plan of the Registrant. (4)

---------

(1) Incorporated by reference to GSI's registration statement on Form S-1, filed August 11, 1995 (33-95718)

(2) Incorporated by reference to GSI's Current Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference to GSI's Current Report on Form 10-K for the year ended December 31, 1997.

(4) Incorporated by reference to Lumonics' registration statement on Form S-4/A Amendment No. 2, filed February 11, 1999 (333-71449)

REPORTS ON FORM 8-K

On March 9, 2000 the Company filed a Current Report on Form 8-K relating to a private ruling received by the company from the Internal Revenue Service concerning the taxability of the merger transaction for General Scanning Inc. shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Lumonics Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 GSI LUMONICS INC.
                                                    (Registrant)

                               By:          /s/  Charles D. Winston
                                   --------------------------------------------
                                                 Charles D. Winston
                                       President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Name                                    Title                          Date
--------------------------   ---------------------------------   --------------

/s/ Charles D. Winston       Director and Chief                  March 21, 2000
--------------------------   Executive Officer
Charles D. Winston           (Principal Executive Officer)

/s/ Desmond J. Bradley       Vice President Finance and          March 21, 2000
--------------------------   Chief Financial Officer
Desmond J. Bradley           (Principal Financial and
                             Accounting Officer)


/s/ Richard Black            Director                            March 21, 2000
--------------------------
Richard Black

/s/ Paul F. Ferrari          Director                            March 21, 2000
--------------------------
Paul F. Ferrari

/s/ Woodie Flowers           Director                            March 21, 2000
--------------------------
Woodie Flowers

/s/ Byron O. Pond            Director                            March 21, 2000
--------------------------
Byron O. Pond

/s/ Benjamin J. Virgilio     Director                            March 21, 2000
--------------------------
Benjamin J. Virgilio

/s/ William B. Waite         Director                            March 21, 2000
--------------------------
William B. Waite

                                 LUMONICS INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description                                BALANCE AT     CHARGED TO      CHARGED                      BALANCE
                                           BEGINNING      COSTS AND      TO OTHER                     AT END OF
                                           OF PERIOD       EXPENSES      ACCOUNTS      DEDUCTIONS      PERIOD
----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997
  Allowance for doubtful accounts.........   $221           $ 15           $   -          $  45         $  191
----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998
  Allowance for doubtful accounts.........   $191           $109           $   -          $ (11)        $  311
----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999
  Allowance for doubtful accounts.........   $311           $615           $2,799 *       $(528)        $3,197
----------------------------------------------------------------------------------------------------------------

* Increase due to merger with General Scanning Inc.