Form 10-Q
period 2000-03-31
GSI LUMONICS INC
filed 2000-05-05
CIK 1076930

                                   Form 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 _____________


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

              For the quarterly period ended      March 31, 2000
                                                  --------------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


                         Commission File No. 333-71449

                                 _____________

                               GSI Lumonics Inc.

            (Exact name of registrant as specified in its charter)

New Brunswick, Canada                                  38-1859358
(Jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)


105 Schneider Road, Kanata, Ontario, Canada                  K2K 1Y3
(Address of principal executive offices)                    (Zip Code)

                                (613) 592-1460
              (Registrant's telephone number, including area code)

                                 _____________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of May 2, 2000, there were 39,265,255 shares of the Common Stock of GSI Lumonics Inc., no par value, issued and outstanding.

                               GSI LUMONICS INC.
                         Quarterly Report - Form 10-Q

                               Table of Contents

PART I - FINANCIAL INFORMATION:..........................................................................   3

       ITEM 1.  FINANCIAL STATEMENTS.....................................................................   3
                CONSOLIDATED BALANCE SHEETS..............................................................   3
                CONSOLIDATED STATEMENTS OF OPERATIONS....................................................   4
                CONSOLIDATED STATEMENTS OF CASH FLOWS....................................................   5
                Notes to Consolidated Financial Statements...............................................   6

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS....................................................................  12

       ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................  16

PART II  OTHER INFORMATION...............................................................................  17
       ITEM 1.  CHANGES IN LEGAL PROCEEDINGS.............................................................  17
       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................  17

Signatures ..............................................................................................  18

PART I - FINANCIAL INFORMATION:
ITEM 1.      FINANCIAL STATEMENTS

                               GSI LUMONICS INC.
                          CONSOLIDATED BALANCE SHEETS
             (in thousands of U.S. dollars, except share amounts)

                                                                                       March 31,     Dec. 31,
                                                                                         2000         1999
                                                                                      -----------  -----------
                                       ASSETS                                         (unaudited)
                                       ------
Current
   Cash and cash equivalents........................................................  $  24,514    $  25,272
   Short-term investments...........................................................          -        7,342
   Accounts receivable, less allowance of $2,806 (December 31, 1999-$3,197).........     81,296       80,448
   Due from related party...........................................................      2,912        3,235
   Inventories (note 3).............................................................     84,866       72,727
   Deferred tax assets..............................................................     22,499       24,473
   Other current assets.............................................................      4,147        2,338
   Current portion of swap contracts................................................      1,285        1,411
                                                                                      ---------    ---------
       Total current assets.........................................................    221,519      217,246

Property, plant and equipment, net of accumulated depreciation of $27,765
         (December 31, 1999 - $28,024)..............................................     45,172       45,278
Other assets........................................................................      3,335        3,851
Goodwill and other intangible assets, net of amortization of $9,914
         (December 31, 1999 - $8,689)...............................................     22,122       23,347
                                                                                      ---------    ---------
                                                                                      $ 292,148    $ 289,722
                                                                                      =========    =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
Current
   Bank indebtedness................................................................  $  22,662    $  23,100
   Accounts payable.................................................................     28,406       28,094
   Accrued compensation and benefits................................................     12,923       13,709
   Other accrued expenses and income taxes..........................................     38,582       43,067
   Current portion of deferred compensation.........................................        127          124
   Current portion of long-term debt................................................      5,292        5,425
                                                                                      ---------    ---------
       Total current liabilities....................................................    107,992      113,519

Deferred income tax liability.......................................................      1,979        2,397
Deferred compensation, less current portion.........................................      2,296        2,076
                                                                                      ---------    ---------
       Total liabilities............................................................    112,267      117,992
Commitments and contingencies (note 8)
Stockholders' equity (note 4)
   Capital stock, no par value;   Issued common shares of 34,942,266
   (December 31, 1999 - 34,298,942).................................................    226,148      222,865
   Deficit..........................................................................    (39,454)     (44,225)
   Accumulated other comprehensive income...........................................     (6,813)      (6,910)
                                                                                      ---------    ---------
     Total stockholders' equity.....................................................    179,881      171,730
                                                                                      ---------    ---------
                                                                                      $ 292,148    $ 289,722
                                                                                      =========    =========


   The accompanying notes are an integral part of these financial statements

                               GSI LUMONICS INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
             (in thousands of U.S. dollars, except share amounts)

                                                                 Three months ended
                                                          --------------------------------
                                                             March 31,        April 2,
                                                               2000            1999
                                                               ----            ----
                                                                             (note 2)
Sales..................................................      $ 87,900        $ 38,594

Cost of goods sold.....................................        50,931          31,075
                                                             --------        --------

Gross profit...........................................        36,969           7,519

Operating expenses:
     Research and development..........................         8,513           3,336
     Selling, general and administrative...............        20,287          10,497
     Amortization of technology and other intangibles..         1,225             317
     Acquired in-process research and development......             -          14,830
     Restructuring and other (note 7)..................        (2,670)         19,631
                                                             --------        --------
Income (loss) from operations..........................         9,614         (41,092)

     Interest income, net..............................            82             194
     Foreign exchange transaction losses...............        (2,386)           (787)
                                                             --------        --------
Income (loss) before income taxes......................         7,310         (41,685)

Income taxes provision (benefit)........................        2,539          (4,371)
                                                             --------        --------
Net income (loss).......................................     $  4,771        $(37,314)
                                                             ========        ========

Foreign currency translation adjustments................           97             718
Change in unrealized gain on marketable equity
      securities, net...................................            -            (145)
                                                             --------        --------
Comprehensive income (loss).............................     $  4,868        $(36,741)
                                                             ========        ========

Net income (loss) per common share:
     Basic..............................................     $   0.14        $  (1.94)
     Diluted............................................     $   0.13        $  (1.94)

Weighted average common shares outstanding (000's)......       34,544          19,204
Weighted average common shares outstanding and dilutive
     potential common shares (000's)....................       36,645          19,204

   The accompanying notes are an integral part of these financial statements

                               GSI LUMONICS INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                        (in thousands of U.S. dollars)

                                                                       Three months ended
                                                                 --------------------------------
                                                                    March 31,          April 2,
                                                                       2000              1999
                                                                       ----              ----
Cash flows from operating activities:
Net income (loss) ...............................................      $ 4,771       $ (37,314)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Acquired in-process research and development................            -          14,830
     Depreciation and amortization...............................        3,263           5,064
     Deferred compensation.......................................          223              65
     Deferred income taxes.......................................        1,574          (4,009)
Changes in current assets and liabilities:
     Accounts Receivable.........................................       (1,958)          6,414
     Inventories.................................................      (12,869)          7,466
     Other current assets........................................       (1,885)           (354)
     Accounts payable, accrued expenses, and taxes payable.......       (2,460)          9,650
                                                                      --------       ---------
Net cash (used in) provided by operating activities..............       (9,341)          1,812
                                                                      --------       ---------

Cash flows from investing activities:
     Merger with General Scanning Inc. (note 2)..................            -           1,451
     Additions to property, plant and equipment, net.............       (1,915)         (1,043)
     Maturity of short-term investments..........................        7,342           8,208
     Decrease in other assets....................................          431             249
                                                                      --------       ---------
     Cash provided by investing activities.......................        5,858           8,865
                                                                      --------       ---------

Cash flows from financing activities:
     Proceeds (payments) of bank indebtedness, net...............          (55)          2,017
     Payments on long-term debt..................................            -              (3)
     Issue of share capital (net of issue costs).................        3,283             114
                                                                      --------       ---------
Cash provided by financing activities............................        3,228           2,128

Effect of exchange rates on cash and cash equivalents............         (503)            389
                                                                      --------       ---------
Increase (decrease) in cash and cash equivalents.................         (758)         13,194
Cash and cash equivalents, beginning of period...................       25,272          24,229
                                                                      --------        --------
Cash and cash equivalents, end of period.........................     $ 24,514        $ 37,423
                                                                      ========        ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest....................................................     $    115        $     85
     Income taxes................................................     $  1,200        $    432

   The accompanying notes are an integral part of these financial statements

                               GSI Lumonics Inc.
            Notes to Consolidated Financial Statements (unaudited)
                                in U.S. dollars

1. Basis of presentation

      These unaudited interim consolidated financial statements have been prepared by the Company in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position and results of operations for the periods presented. The consolidated financial statements include the accounts of GSI Lumonics Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany transactions and balances have been eliminated. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999 and the Form S-3 registration statement filed in April 2000. The results for interim periods are not necessarily indicative of results to be expected for the year or any future periods.

2. Merger

      On March 22, 1999, the Company completed a merger of equals with General Scanning Inc., Watertown, Massachusetts, a leading manufacturer of laser systems and components, and printers. Immediately following the merger each group of shareholders owned approximately 50% of the outstanding shares of the Company. Cash flow impact of $1.5 million from the GSI merger is cash acquired of $4.7 million, less merger costs of $3.2 million. The Company recorded a one-time charge of $14.8 million in 1999 for purchased in-process research and development related to thirty in-process projects.

      The merger transaction has been accounted for as a purchase and accordingly, the operations of General Scanning have been included in the consolidated financial statements from the date of merger. The reported results for the first 11 weeks of 1999 are those of Lumonics only. Therefore, the results of the three months ended April 2, 1999 do not provide a meaningful basis for comparison with 2000. The following pro forma results of operations have been prepared using the purchase method of accounting as if the merger had occurred prior to the beginning of 1999.

         Pro forma combined                                   Three months ended
         (in thousands except per share amounts)                 April 2, 1999
                                                                 -------------
         Sales..............................................       $  59,053
                                                                   =========

         Net loss...........................................       $ (44,865)
                                                                   ==========
         Net loss per common share:
              Basic.........................................       $   (1.31)
              Diluted.......................................       $   (1.31)

         Weighted average common shares outstanding.........          34,145

         Weighted average common shares outstanding and
         dilutive potential common shares...................          34,145

3.  Inventories

Inventories consist of the following:
       (in thousands)                                        March 31,  December 31,
                                                               2000        1999
                                                               ----        ----
       Raw materials.......................................  $ 33,959   $ 26,011
       Work-in-process.....................................    21,033     17,005
       Finished goods......................................    29,874     29,711
                                                             --------   --------
            Total inventories..............................  $ 84,866   $ 72,727
                                                             ========   ========

4. Stockholders' Equity

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

   Net income (loss) per common share

      Basic income (loss) per common share was computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. For diluted income (loss) per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method.

      Common and common equivalent share disclosures are:

    (in thousands)                                    Three months ended
                                                    -----------------------
                                                     March 31,     April 2,
                                                       2000          1999
                                                       ----          ----

    Weighted average common shares outstanding.....    34,544       19,204
    Dilutive potential common shares...............     2,101            -
                                                      -------      -------
    Diluted common shares..........................    36,645       19,204
                                                      =======      =======

    Options and warrants excluded from
         diluted income per common share
         as their effect would be anti-dilutive....       170        2,317
                                                      =======      =======


5. Related Party Transactions

      In addition to matters discussed elsewhere, the Company had the following transactions with related parties. The Company recorded sales revenue from Sumitomo Heavy Industries, Ltd., a significant shareholder, of $4.5 million in the three months ended March 31, 2000 and $3.4 million in the three months ended April 2, 1999 at amounts and terms approximately equivalent to third party transactions. Transactions with Sumitomo are at normal trade terms. The balance sheet reflects receivables from Sumitomo as due from related party.

6. Financial instruments

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

      (in thousands)                                                               March 31,       December 31,
                                                                                     2000             1999
                                                                                     ----             ----
      Long term debt, including current portion:
          Sumitomo Heavy Industries, Ltd., Japanese yen term loans..............    $ 3,789         $ 3,917
      Favorable value of swaps:
          To convert 100 million yen to U.S. $683, semi-annual interest
          at the six-month LIBOR less 1.56%.....................................        264             296
          To convert 150 million yen to Canadian $1,163, semi-annual
          interest at the three month bankers acceptance rate less 1.62%........        623             669
          To convert 150 million yen to U.S. $1,023, interest payable
          semi-annually at 8.20%................................................        398             446
                                                                                    -------         -------
      Favorable value of swaps..................................................      1,285           1,411
                                                                                    -------         -------
      Economic value............................................................    $ 2,504         $ 2,506
                                                                                    =======         =======

      The Company is exposed to credit-related losses with respect to the positive fair value of the swap contracts in the event of non-performance by the Canadian Imperial Bank of Commerce and the Industrial Bank of Japan as counterparties. The Company does not expect any counterparties to fail to meet their obligations.

      As of March 31, 2000 and December 31, 1999 the Company had no foreign exchange forward contracts.

7.   Restructuring and other

     During the three months ended March 31, 2000 the Company recorded a benefit of $2.67 million for licensing some of the Company's technology.

     A charge of $19.6 million was taken during the three months ended April 2, 1999 to accrue employee severance of $5.6 million, leased facility and related costs of $4 million associated with the closure of the plant in Oxnard, California and redundant facilities worldwide, and costs of $10 million associated with restructuring and integration of operations as a result of the merger. The Oxnard manufacturing operations shutdown was completed during December 1999. Other integration activities included exit costs for some product lines, reducing redundant resources worldwide, and abandoning redundant sales and service facilities. During the three months ended March 31, 2000, severance was paid to 20 employees in various locations worldwide. The following table summarizes activity during the three months ended March 31, 2000.

       (in millions)                                 Total     Severance      Facilities     Integration
                                                     -----     ---------      ----------     -----------
       Accrual remaining December 31, 1999......    $ 10.1        $  2.8         $  3.9          $ 3.4
       Actions during Q1 2000...................      (1.8)         (0.9)          (0.5)          (0.4)
                                                 -----------   -----------    -----------    ------------
       Accrual remaining March 31, 2000.........     $ 8.3         $ 1.9         $  3.4         $  3.0
                                                 ===========   ===========    ===========    ============

      The remaining accrual is for further reduction of redundant resources worldwide, including severance for approximately 140 employees. It is expected that most actions will be completed by end of 2000, but certain leased facility costs will take longer to resolve due to the nature of the lease commitments.

8.   Commitments and Contingencies

     Operating leases

      The Company leases certain equipment and facilities under operating lease agreements that expire through 2013. The facility leases require the Company to pay real estate taxes and other operating costs. For the year ended December 31, 1999 lease expense was approximately $4,666 thousand (1998 - $1,923 thousand).

      Minimum lease payments under operating leases expiring subsequent to March 31, 2000 are:

            (in thousands)
            Remaining nine months of 2000....................   $  3,637
            2001.............................................      4,041
            2002.............................................      3,327
            2003.............................................      2,595
            2004.............................................      2,535
            Thereafter.......................................      7,602
                                                                --------
            Total minimum lease payments.....................   $ 23,737
                                                                ========

     Legal proceedings and disputes

Robotic Vision Systems, Inc. v. View Engineering, Inc., USDC Case No. 95-7441. This case involves a complaint by Robotic Vision Systems, Inc. alleging infringement of a patent by View Engineering, Inc. a wholly owned subsidiary. The matter was tried before a judge sitting in the United States District Court for the Central District of California in November 1999. Robotic Vision alleged infringement relating to lead inspection machines formerly sold by View Engineering and sought damages of $60.5 million. In March 2000, the Court found that Robotic Vision's patent was invalid. Robotic Vision may appeal the Court's decision.

GSI Lumonics Inc. v. BioDiscovery, Inc. On December 10, 1999 GSI Lumonics Inc. filed suit in the United States District Court for the District of Massachusetts seeking a declaration that GSI Lumonics' QuantArray Microarray Analysis Software does not infringe any copyright owned by BioDiscovery, Inc. or its president. BioDiscovery, Inc. is a manufacturer of microarray quantification software under the name ImaGene(R). GSI Lumonics previously distributed ImaGene(R) software under a non-exclusive arrangement with BioDiscovery, but subsequently developed its own software when BioDiscovery refused to develop necessary enhancements to stay abreast of industry trends, especially in the field of multi-channel scanning. On December 21, 1999, BioDiscovery's president responded to the GSI Lumonics' declaratory judgement action by filing a separate suit in the United States District Court for the Southern District of California, alleging that GSI Lumonics reverse engineered software and also sued for copyright infringement. In the matter before the United States District Court for the District of Massachusetts, the court denied BioDiscovery's president's motion to dismiss and scheduled the trial for May 2000. During April 2000, BioDiscovery and its president abandoned all claims that GSI Lumonics' QuantArray Microarray Analysis Software infringes on any copyright owned or controlled by them, and BioDiscovery's president consented to entry of judgment in GSI Lumonics' favor in the declaratory judgement action in the United States District Court for the District of Massachusetts. GSI Lumonics has applied to the California court to seek the prompt dismissal of the California action.

Electro Scientific Industries, Inc. V. GSI Lumonics, Inc. On March 16, 2000, Electro Scientific Industries, Inc. filed an action for patent infringement in the United States District Court for the Central District of California against the Company and Dynamic Details Inc., an unrelated party that is one of the Company's customers. Electro Scientific alleges that the Company offers to sell and import into the United States our GS-600 high speed laser drilling system and that Dynamic Details possesses and uses a GS-600 System. It further alleges that Dynamic Details' use of the GS-600 laser system infringes on Electro Scientific's U.S. patent no.5,847,960 and that the Company has actively induced the infringement of, and contributorily infringed on, the patent. Electro Scientific seeks an injunction, unspecified damages, trebling of those damages, and attorney fees. The Company intends to vigorously defend this claim and, based on its investigation of the patent to date, it believes that it will prevail.

Electro Scientific Industries, Inc. V. GSI Lumonics, Inc. In September 1998, the United States District Court for the Northern District of California granted Electro Scientific's motions for summary judgment against General Scanning in this case on a claim of patent infringement and on the issue of whether Electro Scientific committed inequitable conduct by intentionally failing to cite prior art to the U.S. Patent Office in connection with one of its patents. The Court denied General Scanning Inc.'s motion for summary judgment that the Electro Scientific patents are invalid due to prior art. During March 1999, the Court granted Electro Scientific's motion for partial summary judgment that upgrade kits, sold by General Scanning for 1.3 micron laser wavelength memory repair, infringe the Electro Scientific patents in suit. In April 1999 a federal court jury issued a verdict that Electro Scientific's patent 5,473,624 was invalid, and that Electro Scientific's patent 5,265,114 was valid, and awarded a $13.1 million damage judgment against the Company. In July 1999, the Court refused Electro Scientific's requests to increase damages awarded by the jury in April, and for attorney fees, but granted interest on the damages. The Company recorded a provision during the three months ended April 2, 1999 of $19 million to reflect the amount of the damages award plus accrued interest and related costs. The Court also affirmed the jury's decision to invalidate one of the two patents asserted by Electro Scientific in the case. The Company has appealed the decisions on infringement, the validity of the second patent and the award of damages. The Company was required to post an unsecured bond with the court in order to proceed with the appeal. No date has been set for arguments.

      GSI Lumonics believes that Robotic Vision's and Electro Scientific's claims in the above actions are without merit and GSI Lumonics is vigorously defending these proceedings. However, if the Company were to lose on one or more of the claims and damages are awarded, there could be a material adverse effect on GSI Lumonics' operating results and/or financial condition. The outcome is not determinable at this time.

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

9.   Segment Information

      GSI Lumonics Inc. designs, develops, manufactures and markets laser-based advanced manufacturing systems and components. The laser systems and components are used in highly automated environments for applications such as cutting, drilling, welding, marking, micro machining, inspection and coding a wide range of products and materials in the automotive, electronics, semiconductor, packaging, medical and aerospace industries. The Company operates in one reportable segment. The Company's principal markets are in the United States, Canada, Europe, Japan and Asia-Pacific.

Geographic segment information

      The Company attributes revenues to geographic areas on the basis of the customer location. Long-lived assets are attributed to geographic areas in which Company assets reside.

        (in millions)                                      Three months ended
                                              ---------------------------------------------
        Revenues from external customers:       March 31, 2000              April 2, 1999
                                              -----------------          ------------------
             USA...........................      $  42.6     49%        $  16.1     42%
             Canada........................          3.9      4%            2.5      6%
             Europe........................         23.2     27%           11.9     31%
             Japan.........................         10.8     12%            5.2     13%
             Asia-Pacific, other...........          7.3      8%            2.5      7%
             Latin and South America.......          0.1      0%            0.4      1%
                                                 -------  -------        -------  -------
                  Total....................      $  87.9    100%        $  38.6    100%
                                                 =======                 =======

        Long-lived assets:
             US..............................    $  41.5                 $  42.5
             Canada..........................        7.6                     9.7
             Europe..........................       17.1                    20.0
             Japan...........................        0.8                     0.1
             Asia-Pacific, other.............        0.3                     0.5
                                                 -------                 -------
                Total......................      $  67.3                 $  72.8
                                                 =======                 =======

10.  Subsequent Events

      During April 2000, BioDiscovery and its founder, Soheil Shams abandoned all claims that GSI Lumonics' QuantArray Microarray Analysis Software infringes on any copyright owned or controlled by them, and Shams consented to entry of judgement in GSI Lumonics' favor in the declaratory judgement action in the United States District Court for the District of Massachusetts. (See Note 8)

      In April 2000 the Company offered and sold 4,300,000 shares of Common Stock at a price to the public of $17 per share, for gross proceeds of $73.1 million.

      In April 2000 the Company sold the operating assets of its View Engineering metrology product line for $4.4 million cash.

      In April 2000 the Company sold the operating assets of its Phoenix operations at terms and conditions that are to remain confidential and are not material to GSI Lumonics.

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

Overview

      We design, develop, manufacture and market laser-based advanced manufacturing systems and components for a wide range of applications, including cutting, welding, drilling, marking, micro-machining, inspection, and optical detection and transmission. Markets for these products include the semiconductor, electronics, automotive, medical/biotechnology and telecommunications industries. In addition, we sell to other markets such as the aerospace and packaging industries. Our systems sales depend on our customers' capital expenditures, which are affected by business cycles in the markets they serve.

Results of Operations for Three Months Ended March 31, 2000

      The following table presents unaudited quarterly results of operations as a percentage of sales. We believe this information is helpful in isolating ongoing trends in our business from the effects of the merger. This information has been presented on the same basis as the consolidated financial statements.

                                                         Three months ended
                                                       -----------------------
                                                        March 31,    April 2,
                                                          2000       1999/(1)/
                                                       ----------  -----------
Sales.................................................    100.0%      100.0%
Cost of goods sold....................................     57.9        80.5
Gross profit..........................................     42.1        19.5
Research and development..............................      9.7         8.6
Selling, general and administrative...................     23.1        27.3
Amortization of technology and other intangibles......      1.4         0.8
Acquired in-process research and development..........       --        38.4
Restructuring and other...............................     (3.0)       50.9
                                                       --------    --------
Income (loss) from operations.........................     10.9      (106.5)
Interest income, net..................................      0.1         0.5
Foreign exchange transaction (losses).................     (2.7)       (2.0)
                                                       --------    --------
Income (loss) before income taxes.....................      8.3      (108.0)
Income tax provision (benefit)........................      2.9       (11.3)
                                                       --------     -------
Net income (loss).....................................      5.4%      (96.7)%
                                                       ========     =======

(1) Includes General Scanning from March 22, 1999, the date of the merger of General Scanning and Lumonics.

      Our sales were $87.9 million in the first quarter of 2000, up 49% compared to the first quarter of 1999 on a pro forma basis as if the merger had occurred at the beginning of 1999. Generally, our sales are lower in the first quarter than preceding fourth quarter. Revenues from operations for any quarter are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period. Our quarterly operating results are subject to fluctuation due to a variety of factors, some of which are outside of our control. Accordingly, you should not rely on our results for any past quarter as an indication of future performance.

      Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: the United States; Canada; Europe, consisting of Europe, the Middle East and Africa; Japan; Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries; and Latin and South America. See note 9 to the financial statements for a table of sales by region.

     Sales to Japan grew 14% in the three months ended March 31, 2000 compared to the prior quarter ended December 31, 1999. Sales to Asia-Pacific region in the three months ended March 31, 2000 grew 50% compared to the prior quarter. Beginning in 1999, financial conditions in Japan and the Asia-Pacific region began to improve. Sales to Japan and the Asia-Pacific region had been impacted by the financial crisis that occurred there in the fall of 1997 and the effects that extended into 1999.

      Sales to Europe grew 30% in the three months ended March 31, 2000 compared to the prior quarter. The growth in Japan, Asia-Pacific and Europe were offset by decreases in North America versus prior quarter.

(in millions)                                                   Three months ended
                                          ----------------------------------------------------------------
                                            March 31, 2000      December 31, 1999       April 2, 1999/(1)/
                                          -----------------    -------------------    --------------------
Quarterly revenues by market:
   Semiconductor..........................  $  13.3     15%      $  12.5     14%      $   3.7      10%
   Electronics............................     24.3     28%         26.1     29%         10.0      26%
   Automotive.............................      3.9      4%          4.9      6%          1.6       4%
   Components.............................      9.8     11%         10.3     12%          3.7      10%
   Other..................................     24.3     28%         23.1     26%         11.0      28%
   Parts and services.....................     12.3     14%         11.8     13%          8.6      22%
                                            -------  -------     ------- -------      -------  -------
          Total...........................  $  87.9    100%      $  88.7    100%      $  38.6     100%
                                            =======  =======     ======= =======      =======  =======

(1) Includes General Scanning from March 22, 1999, the date of the merger of General Scanning and Lumonics.

      Sales by Market. Our results of operations are affected by external factors that impact the markets in which we compete.

      Sales to the semiconductor market continued to increase in the three months ended March 31, 2000. After severe recession in 1997 and 1998, the semiconductor equipment industry began to recover in 1999. Activity increased in the front end of the fabrication process resulting in an increase in orders for wafer marking.

      We continued to experience strong demand in the electronics market due primarily to demand for process systems for the printed circuit industry and increased demand for trim and test systems. Sales to the electronics market in the three months ended March 31, 2000 were down slightly compared to the three months ended December 31, 1999 due to normal seasonality.

      Sales to the automotive market continued to represent a small percentage of our business, but have grown significantly over prior year.

      In total, sales to the other markets increased $1.2 million from the prior quarter. Increases on sales to the packaging and aerospace markets were offset by reductions in the medical/biotechnology market.

      Parts and service sales during the three months ended March 31, 2000 continued to grow, due to customers' increased utilization of existing installed systems, as well as the improvement of parts and service support for the former General Scanning systems and components.

      Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Backlog was approximately $87 million on March 31, 2000 compared to $83 million on December 31, 1999 and $68 million on April 2, 1999.

     Gross Profit Margin. Gross profit margin of 42.1% in the three months ended March 31, 2000 compared to gross profit margin of 38.8% in the fourth quarter of 1999 and 19.5% in first quarter of 1999 is due to increased sales of higher margin products, consolidation of manufacturing operations and reduced warranty expenses.

     Research and Development Expenses. Research and development expenses, net of government assistance, for the three months ended March 31, 2000 were 9.7% of sales or $8.5 million compared with 9.8% of sales or $8.7 million in the three months ended December 31, 1999 and 8.6% of sales or $3.3 million in the three months ended April 2, 1999 (excluding the merger related $14.8 million in-process research and development charge). Development activities focused on products for our core targets in the semiconductor, electronics and automotive markets.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were 23.1% of sales or $20.3 million in the three months ended March 31, 2000, compared with 20.2% of sales in the three months ended December 31, 1999 and 27.3% of sales in the three months ended April 2, 1999. The increase versus prior quarter is due to the full quarter effect of a distributor acquired in Japan during the prior quarter, and increased third party commissions.

     Amortization of Technology and Other Intangibles. Amortization of technology and other intangibles was 1.4% of sales or $1.2 million primarily as a result of amortizing intangible assets resulting from the merger.

     Restructuring and Other Charges. During the three months ended March 31, 2000 the Company recorded a benefit of $2.67 million received for licensing some of the Company's technology. A charge of $19.6 million was taken during the three months ended April 2, 1999 to accrue for employee severance, leased facility and related costs associated with the closure of the plant in Oxnard, California and other facilities worldwide. These costs resulted from restructuring and integration of operations following the merger. The Oxnard manufacturing operations shut down was completed during December 1999. Other integration activities included exit costs for some product lines, reducing redundant resources worldwide, and abandoning redundant sales and service facilities. The remaining accrual is $8.3 million at March 31, 2000 (see Note 7 to the financial statements).

     Interest Income. Net interest income was $0.1 million in the three months ended March 31, 2000, compared to nil in the three months ended December 31, 1999 and $0.2 million in the three months ended April 2, 1999.

     Income Taxes. The effective tax rate was 34.7% for the three months ended March 31, 2000.

     Net Income (Loss). Net income for the three months ended March 31, 2000 was $4.8 million, or $0.14 per share based upon 34.5 million average common shares, and $0.13 per share based on 36.6 million diluted shares. In April 2000 we offered and sold 4.3 million common shares in a public offering.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $24.5 million on March 31, 2000 compared to $25.3 million at December 31, 1999. Bank debt and the current portion of long-term debt was $28.1 million on March 31, 2000 compared to $28.6 million at December 31, 1999. In April 2000 the Company offered and sold 4,300,000 shares of Common Stock at a price to the public of $17 per share, for gross proceeds of $73.1 million.

     During the three months ended March 31, 2000, we used $9.3 million in operating activities. Net income, after adjustment for non-cash items, provided cash of $9.8 million, offset by $19.2 million of increases in accounts receivable, inventory and other current assets, and reductions in current liabilities. In the first quarter of 1999 operations provided $1.8 million.

     Cash flow provided by investing activities was $5.9 million during the three months ended March 31, 2000, including $7.3 million maturities of short-term investments. In the first quarter of 1999, investing activities provided $8.9 million.

     Cash flow provided by financing activities was $3.2 million for the three months ended March 31, 2000, primarily stock option exercises. In the first quarter of 1999, financing provided $2.1 million.

     We have credit facilities of approximately $40 million denominated in Canadian dollars, U.S. dollars, British pounds and Japanese yen. Actual bank indebtedness, of which $22.7 million was outstanding at March 31, 2000, is due on demand and bears interest based on prime. Accounts receivable and inventories have been pledged as collateral for the bank indebtedness under general security agreements. The borrowings require us to maintain specified financial ratios and conditions. We are currently in compliance with those ratios and conditions.

     We believe that existing cash balances, together with cash generated from operations, available bank lines of credit, and net proceeds of the stock offering completed in April 2000, will be sufficient to satisfy anticipated cash needs to fund working capital and investments in facilities and equipment for the next two years. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may require additional equity or debt financing to fund such activities, which could result in additional dilution to the Company's shareholders.

Currency Exchange Matters

     We have Substantial sales and expenses in currencies other than U.S. dollars. As a result we have exposure to foreign exchange fluctuations, which may be material.

Special Note Regarding Forward-Looking Statements

     Certain statements in this report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. In making these forward-looking statements, which are identified by words such as "will", "expects", "intends", "anticipates" and similar expressions, the Company claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. The Company does not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

See Note 6 to the financial statements.

PART II    OTHER INFORMATION

ITEM 1.    CHANGES IN LEGAL PROCEEDINGS
           Robotic Vision Systems, Inc. v. View Engineering, Inc., USDC Case No. 95-7441. This case involves a complaint by Robotic Vision Systems, Inc. alleging infringement of a patent by View Engineering, Inc. a wholly owned subsidiary. The matter was tried before a judge sitting in the United States District Court for the Central District of California in November 1999. Robotic Vision alleged infringement relating to lead inspection machines formerly sold by View Engineering and sought damages of $60.5 million. In March 2000, the Court found that Robotic Vision's patent was invalid. Robotic Vision may appeal the Court's decision.

           GSI Lumonics Inc. v. BioDiscovery, Inc. On December 10, 1999 GSI Lumonics Inc. filed suit in the United States District Court for the District of Massachusetts seeking a declaration that GSI Lumonics' QuantArray Microarray Analysis Software does not infringe any copyright owned by BioDiscovery, Inc. or its president. BioDiscovery, Inc. is a manufacturer of microarray quantification software under the name ImaGene(R). GSI Lumonics previously distributed ImaGene(R) software under a non-exclusive arrangement with BioDiscovery, but subsequently developed its own software when BioDiscovery refused to develop necessary enhancements to stay abreast of industry trends, especially in the field of multi-channel scanning. On December 21, 1999, BioDiscovery's president responded to the GSI Lumonics' declaratory judgement action by filing a separate suit in the United States District Court for the Southern District of California, alleging that GSI Lumonics reverse engineered software and also sued for copyright infringement. In the matter before the United States District Court for the District of Massachusetts, the court denied BioDiscovery's president's motion to dismiss and scheduled the trial for May 2000. During April 2000, BioDiscovery and its president abandoned all claims that GSI Lumonics' QuantArray Microarray Analysis Software infringes on any copyright owned or controlled by them, and BioDiscovery's president consented to entry of judgement in GSI Lumonics' favor in the declaratory judgement action in the United States District Court for the District of Massachusetts. GSI Lumonics has applied to the California court to seek the prompt dismissal of the California action.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a) List of Exhibits

           EXHIBIT
           NUMBER      DESCRIPTION
           -------     -----------
           27.         Financial Data Schedule

           b) Reports on Form 8-K

           On March 9, 2000 we filed a Current Report on Form 8-K relating to a private ruling we received from the Internal Revenue Service concerning the taxability of the merger transaction for General Scanning Inc. shareholders.

                               GSI Lumonics Inc.

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Lumonics Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI Lumonics Inc.

Name                                        Title                                                       Date
--------------------------------------      ----------------------------------------------      ----------------------
/s/ CHARLES D. WINSTON                      Director and Chief Executive Officer                     May 3, 2000
----------------------
Charles D. Winston                          (Principal Executive Officer)

/s/ DESMOND J. BRADLEY                      Vice President Finance and Chief Financial               May 3, 2000
----------------------
Desmond J. Bradley                          Officer (Principal Financial and Accounting

                                            Officer)