Form 10-Q
period 2000-06-30
GSI LUMONICS INC
filed 2000-08-03
CIK 1076930

                                    Form 10-Q



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                               ________________

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended     June 30, 2000
                                                              -------------

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                         Commission File No. 333-71449

                               ________________

                               GSI Lumonics Inc.
            (Exact name of registrant as specified in its charter)

     New Brunswick, Canada                                       38-1859358
(Jurisdiction of incorporation                                (I.R.S. Employer
      or organization)                                       Identification No.)


     105 Schneider Road, Kanata, Ontario, Canada                  K2K 1Y3
     (Address of principal executive offices)                    (Zip Code)
                        Error! No index entries found.
                                (613) 592-1460
             (Registrant's telephone number, including area code)

                               ________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of July 27, 2000, there were 39,762,862 shares of the Common Stock of GSI Lumonics Inc., no par value, issued and outstanding.

                               GSI LUMONICS INC.
                         Quarterly Report - Form 10-Q

                               Table of Contents

PART I - FINANCIAL INFORMATION:................................................................................   3

    ITEM 1.    FINANCIAL STATEMENTS............................................................................   3
              CONSOLIDATED BALANCE SHEETS......................................................................   3
              CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)................................................   4
              CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)................................................   5
              Notes to Consolidated Financial Statements (unaudited)...........................................   6

    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.........................................................................  13

    ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................  20

PART II     OTHER INFORMATION..................................................................................  21

    ITEM 1.    CHANGES IN LEGAL PROCEEDINGS....................................................................  21

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................  21

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K................................................................  21

Signatures.....................................................................................................  22

PART I - FINANCIAL INFORMATION:
ITEM 1.FINANCIAL STATEMENTS

                               GSI LUMONICS INC.
                          CONSOLIDATED BALANCE SHEETS
             (in thousands of U.S. dollars, except share amounts)


                                                                                        June 30,     Dec. 31,
                                                                                          2000         1999
                                                                                          ----         ----
                                       ASSETS                                        (unaudited)
                                       ------
Current
   Cash and cash equivalents........................................................  $  71,675    $  25,272
   Short-term investments...........................................................     21,297        7,342
   Accounts receivable, less allowance of $2,719 (December 31, 1999-$3,197).........     83,937       80,448
   Due from related party...........................................................      2,340        3,235
   Inventories (note 3).............................................................     93,923       72,727
   Deferred tax assets..............................................................     22,479       24,473
   Other current assets.............................................................      4,313        2,338
   Current portion of swap contracts................................................        649        1,411
                                                                                      ---------    ---------
       Total current assets.........................................................    300,613      217,246

Property, plant and equipment, net of accumulated depreciation of $23,517
       (December 31, 1999 - $28,024)................................................     43,583       45,278
Other assets........................................................................      5,083        3,851
Goodwill and other intangible assets, net of amortization of $9,210 (December 31,
        1999 - $8,689)..............................................................     19,266       23,347
                                                                                      ---------    ---------
                                                                                      $ 368,545    $ 289,722

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
Current
   Bank indebtedness................................................................  $  16,647    $  23,100
   Accounts payable.................................................................     28,107       28,094
   Accrued compensation and benefits................................................     13,211       13,709
   Other accrued expenses and income taxes..........................................     47,333       43,067
   Current portion of deferred compensation.........................................        127          124
   Current portion of long-term debt................................................      1,895        5,425
                                                                                      ----------   ---------
       Total current liabilities....................................................    107,320      113,519

Deferred income tax liability.......................................................      2,742        2,397
Deferred compensation, less current portion.........................................      2,180        2,076
                                                                                      ---------    ---------
       Total liabilities............................................................    112,242      117,992
Commitments and contingencies (note 8)
Stockholders' equity (note 4)
   Capital stock, no par value; Issued common shares of 39,554,550
   (December 31, 1999 - 34,298,942).................................................    298,026      222,865
   Deficit..........................................................................    (33,631)     (44,225)
   Accumulated other comprehensive income...........................................     (8,092)      (6,910)
                                                                                      ---------    ---------
     Total stockholders' equity.....................................................    256,303      171,730
                                                                                      ---------    ---------
                                                                                      $ 368,545    $ 289,722
                                                                                      =========    =========

   The accompanying notes are an integral part of these financial statements

                               GSI LUMONICS INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
             (in thousands of U.S. dollars, except share amounts)

                                                                 Three months ended                Six months ended
                                                             ----------------------------    ---------------------------
                                                               June 30,        July 2,          June 30,        July 2,
                                                                 2000           1999              2000           1999
                                                                 ----           ----              ----           ----
                                                                                                                (note 2)
Sales..................................................      $ 92,837        $ 69,248         $ 180,737      $ 107,842

Cost of goods sold.....................................        55,835          45,872           106,766         76,947
                                                             --------        --------         ---------      ---------

Gross profit...........................................        37,002          23,376            73,971         30,895

Operating expenses:
     Research and development..........................         8,770           8,584            17,283         11,920
     Selling, general and administrative...............        19,940          18,521            40,227         29,018
     Amortization of technology and other intangibles..         1,156           1,251             2,381          1,568
     Acquired in-process research and development......             -               -                 -         14,830
     Restructuring and other (note 7)..................             -               -            (2,670)        19,631
                                                             --------        --------         ---------      ---------
Income (loss) from operations..........................         7,136          (4,980)           16,750        (46,072)

     Gain on sale of assets (note 2)...................           708               -               708              -
     Interest income (expense), net....................           502             (93)              584            101
     Foreign exchange transaction gains (losses).......           612             157            (1,774)          (630)
                                                             --------        --------         ---------      ---------
Income (loss) before income taxes......................         8,958          (4,916)           16,268        (46,601)

Income taxes provision (benefit)........................        3,135          (1,174)            5,674         (5,545)
                                                             --------        --------         ---------      ---------
Net income (loss).......................................     $  5,823        $ (3,742)        $  10,594      $ (41,056)
                                                             ========        ========         =========      =========

Foreign currency translation adjustments................       (1,279)         (1,462)           (1,182)          (744)
Change in unrealized gain on marketable equity                      -
      securities, net...................................                          467                 -            322
                                                             --------        --------         ---------      ---------
Comprehensive income (loss).............................     $  4,544        $ (4,737)        $   9,412      $ (41,478)
                                                             ========        ========         =========      =========

Net income (loss) per common share:
     Basic..............................................     $   0.15        $  (0.11)        $    0.29      $   (1.54)
     Diluted............................................     $   0.14        $  (0.11)        $  $ 0.28      $   (1.54)

Weighted average common shares outstanding (000's)......       38,289          34,167            36,416         26,686
Weighted average common shares outstanding and dilutive
     potential common shares (000's)....................       40,376          34,167            38,511         26,686

   The accompanying notes are an integral part of these financial statements

                               GSI LUMONICS INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                        (in thousands of U.S. dollars)

                                                                                 Six months ended
                                                                            ---------------------------
                                                                              June 30,         July 2,
                                                                               2000            1999
                                                                               ----            ----
Cash flows from operating activities:
Net income (loss) ...............................................            $ 10,594        $(41,056)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Acquired in-process research and development................                   -          14,830
     Gain on sale assets.........................................                (708)              -
     Depreciation and amortization...............................               5,579           8,221
     Deferred compensation.......................................                 107               3
     Deferred income taxes.......................................                 483          (6,010)
Changes in current assets and liabilities:
     Accounts receivable.........................................              (5,594)           (739)
     Inventories.................................................             (27,824)         12,767
     Other current assets........................................              (1,289)         (2,958)
     Accounts payable, accrued expenses, and taxes payable.......               2,094           8,973
                                                                            ---------       ---------
Net cash (used in) operating activities..........................             (16,558)         (5,969)
                                                                            ---------       ---------

Cash flows from investing activities:
     Merger with General Scanning Inc. (note 2)..................                   -           1,451
     Sale of assets..............................................              13,736               -
     Additions to property, plant and equipment, net.............              (4,709)         (3,189)
     Maturity of short-term investments..........................               7,342           8,208
     Purchase of short-term investments..........................             (21,297)              -
     Decrease (increase) in other assets.........................                 554            (343)
                                                                            ---------       ---------
     Cash provided by (used in) investing activities.............              (4,374)          6,127
                                                                            ---------       ---------

Cash flows from financing activities:
     Proceeds (payments) of bank indebtedness, net...............              (6,453)         10,021
     Payments on long-term debt..................................              (2,737)         (1,424)
     Issue of share capital (net of issue costs).................              75,161             131
                                                                            ---------       ---------
Cash provided by financing activities............................              65,971           8,728
                                                                            ---------       ---------

Effect of exchange rates on cash and cash equivalents............               1,364           4,960
                                                                            ---------       ---------
Increase in cash and cash equivalents............................              46,403          13,846
Cash and cash equivalents, beginning of period...................              25,272          24,229
                                                                            ---------       ---------
Cash and cash equivalents, end of period.........................            $ 71,675        $ 38,075
                                                                            =========       =========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest....................................................           $     721        $    396
     Income taxes................................................           $   1,940        $    432

   The accompanying notes are an integral part of these financial statements

                               GSI Lumonics Inc.
            Notes to Consolidated Financial Statements (unaudited)
                                in U.S. dollars

1.   Basis of presentation
     These unaudited interim consolidated financial statements have been prepared by the Company in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position and results of operations for the periods presented. The consolidated financial statements include the accounts of GSI Lumonics Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany transactions and balances have been eliminated. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. The results for interim periods are not necessarily indicative of results to be expected for the year or any future periods.

2.   Merger and dispositions
     On March 22, 1999, the Company completed a merger of equals with General Scanning Inc., Watertown, Massachusetts, a leading manufacturer of laser systems and components and printers. Immediately following the merger each group of shareholders owned approximately 50% of the outstanding shares of the Company. Cash flow impact of $1.5 million from the GSI merger was cash acquired of $4.7 million, less merger costs of $3.2 million. The Company recorded a one-time charge of $14.8 million in 1999 for purchased in-process research and development related to thirty in-process projects.

     The merger transaction has been accounted for as a purchase and accordingly, the operations of General Scanning have been included in the consolidated financial statements from the date of merger. The reported results for the first 11 weeks of 1999 are those of Lumonics only. Therefore, the results of the six months ended July 2, 1999 do not provide a meaningful basis for comparison with 2000. The following pro forma results of operations have been prepared using the purchase method of accounting as if the merger had occurred prior to the beginning of 1999.

          Pro forma combined                                   Six months ended
         (in thousands except per share amounts)                 July 2, 1999
                                                                 ------------


         Sales..............................................       $ 128,301
                                                                   =========

         Net loss...........................................       $ (48,184)
                                                                   =========
         Net loss per common share:
              Basic.........................................       $   (1.41)
              Diluted.......................................       $   (1.41)

         Weighted average common shares outstanding.........          34,156

         Weighted average common shares outstanding and
         dilutive potential common shares...................          34,156

     In April 2000 the Company sold the operating assets of its View Engineering metrology product line for $4.4 million cash. In April 2000 the Company sold the operating assets of its Phoenix operations on terms and conditions not material to GSI Lumonics. In June 2000 the Company sold the operating assets of its package coding product line for $8.6 million cash. The Company recorded a gain of $708 thousand on these sales during the three months ended June 30, 2000.

3. Inventories

Inventories consist of the following:
            (in thousands)                         June 30,        December 31,
                                                     2000             1999
                                                     ----             ----
            Raw materials........................  $ 37,703         $ 26,011
            Work-in-process......................    19,097           17,005
            Finished goods.......................    37,123           29,711
                                                   --------         --------
                 Total inventories...............  $ 93,923         $ 72,727
                                                   ========         ========

4. Stockholders' Equity

   Capital stock
    The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. In April 2000 the Company offered and sold 4,300,000 shares of Common Stock at a price to the public of $17 per share, for net proceeds of $70.1 million. During the six months ended June 30, 2000, 955,608 shares of common stock were issued pursuant to share options exercised for proceeds of $5.1 million

Net income (loss) per common share
    Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For diluted net income (loss) per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method.

    Common and common equivalent share disclosures are:

    (in thousands)                                    Three months ended       Six months ended
                                                    -----------------------   --------------------
                                                     June 30,      July 2,    June 30,    July 2,
                                                       2000         1999        2000       1999
                                                       ----         ----        ----       ----
    Weighted average common shares outstanding.....    38,289       34,167       36,416    26,686
    Dilutive potential common shares...............     2,087            -        2,095         -
                                                       ------       ------       ------    ------
    Diluted common shares..........................    40,376       34,167       38,511    26,686
                                                       ======       ======       ======    ======

    Options and warrants excluded from
         Diluted income per common share
         as their effect would be anti-dilutive....      -  .        4,001           85     3,157
                                                       ======       ======         ====    ======

5. Related Party Transactions
    In addition to matters discussed elsewhere, the Company had the following transactions with related parties. The Company recorded sales revenue from Sumitomo Heavy Industries, Ltd., a significant shareholder, of $5.3 million in the six months ended June 30, 2000 and $5.8 million in the six months ended July 2, 1999 at amounts and terms approximately equivalent to third party transactions. Transactions with Sumitomo are at normal trade terms. The balance sheet reflects receivables from Sumitomo as due from related party.

6. Financial instruments
    The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards ("SFAS") No. 133 and No. 138 Accounting for Derivative Instruments and Hedging Activities. The statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 and No. 138 are effective for fiscal years beginning after June 15, 2000. The Company is in the process of quantifying the impacts of adopting these statements on its financial statements and has not determined the timing of or method of adoption.

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

    (in thousands)                                                             June 30
                                                                                2000
                                                                                ----
    Long term debt, including current portion:
        Sumitomo Heavy Industries, Ltd., Japanese yen term loans...........    $ 1,895
    Favorable value of swaps:
        To convert 50 million yen to U.S. $341, semi-annual interest
        at the six-month LIBOR less 1.56%..................................        133
        To convert 75 million yen to Canadian $581, semi-annual
        interest at the three month bankers acceptance rate less 1.62%.....        317
        To convert 75 million yen to U.S. $512, interest payable
        semi-annually at 8.20%.............................................        199
                                                                               -------
    Favorable value of swaps...............................................        649
                                                                               -------
    Economic value.........................................................    $ 1,246
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

    As of June 30, 2000 the Company also had foreign currency contracts to exchange foreign currencies (yen, euro) for U.S. dollars totaling approximately $5 million, maturing through October 2000. The Company believes, based upon current exchange rates, that the carrying value of its foreign currency contracts approximates fair value. Accordingly, no gain or loss on these contracts has been recorded in the financial statements.

7. Restructuring and other
    During the three months ended March 31, 2000 the Company recorded a benefit of $2.7 million for licensing some of the Company's technology.

     A charge of $19.6 million was taken during the three months ended April 2, 1999 to accrue employee severance of $5.6 million, leased facility and related costs of $4 million associated with the closure of the plant in Oxnard, California and redundant facilities worldwide, and costs of $10 million associated with restructuring and integration of operations as a result of the merger. The Oxnard manufacturing operations shutdown was completed during December 1999. Other integration activities included exit costs for some product lines, reducing redundant resources worldwide, and abandoning redundant sales and service facilities. During the six months ended June 30, 2000, severance was paid to 23 employees in various locations worldwide. The following table summarizes activity during the three months ended March 31, 2000 and June 30, 2000.

     (in millions)                                 Total     Severance      Facilities     Integration
                                                   -----     ---------      ----------     -----------
     Accrual remaining December 31, 1999......    $ 10.1        $  2.8         $  3.9         $  3.4
     Actions during Q1 2000...................      (1.8)         (0.9)          (0.5)          (0.4)
                                                  ------         -----         ------         ------
     Accrual remaining March 31, 2000.........       8.3           1.9            3.4            3.0
     Actions during Q2 2000...................      (2.0)         (0.4)          (0.4)          (1.2)
                                                  ------        ------         ------         ------
     Accrual remaining June 30, 2000..........    $  6.3        $  1.5         $  3.0         $  1.8
                                                  ======        ======         ======         ======

      The remaining accrual is for further reduction of redundant resources worldwide, including severance for approximately 140 employees. It is expected that most actions will be completed by end of 2000, but certain leased facility costs will take longer to resolve due to the nature of the lease commitments.

8. Commitments and Contingencies

   Operating leases
     The Company leases certain equipment and facilities under operating lease agreements that expire through 2013. The facility leases require the Company to pay real estate taxes and other operating costs. For the year ended December 31, 1999 lease expense was approximately $4.7 million (1998 - $1.9 million).

     Minimum lease payments under operating leases expiring subsequent to June 30, 2000 are:
            (in thousands)
            Remaining six months of 2000.....................   $  2,365
            2001.............................................      3,923
            2002.............................................      3,271
            2003.............................................      2,591
            2004.............................................      2,535
            Thereafter.......................................      7,602
                                                                --------
            Total minimum lease payments.....................   $ 22,287
                                                                ========


   Legal proceedings and disputes
Robotic Vision Systems, Inc. v. View Engineering, Inc., USDC Case No. 95-7441. This case involves a complaint by Robotic Vision Systems, Inc. alleging infringement of a patent by View Engineering, Inc. a wholly owned subsidiary. The matter was tried before a judge sitting in the United States District Court for the Central District of California in November 1999. Robotic Vision alleged infringement relating to lead inspection machines formerly sold by View Engineering and sought damages of $60.5 million. In March 2000, the Court found that Robotic Vision's patent was invalid. Robotic Vision has appealed the Court's decision.

GSI Lumonics Inc. v. BioDiscovery Inc. On December 10, 1999 GSI Lumonics filed suit in the United States District Court for the District of Massachusetts seeking a declaration that its QuantArray Microarray Analysis Software does not infringe any copyright owned by BioDiscovery, Inc. or its president. BioDiscovery, Inc. is a manufacturer of microarray quantification software under the name ImaGene(C). On December 21, 1999, BioDiscovery's president responded to our action for declaratory judgment by filing a separate suit in the United States District Court for the Southern District of California, alleging that GSI Lumonics reverse engineered his software, and also sued for copyright infringement. In the Massachusetts action, the court denied BioDiscovery's president's motion to dismiss and scheduled the trial for May 2000. In April 2000, shortly before the trial was scheduled to begin, BioDiscovery's president abandoned his copyright infringement claim and consented to the entry of a default judgment in favor of GSI Lumonics. The Company has since filed a motion to dismiss the remaining claims in the California action. The Company believes that the remaining California claims are without merit.

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

Other. As the Company has disclosed since 1994, a party has commenced legal proceedings in the United States against a number of U.S. manufacturing companies, including companies that have purchased systems from GSI Lumonics Inc. The plaintiff in the proceedings has alleged that certain equipment used by these manufacturers infringes patents claimed to be held by the plaintiff. While GSI Lumonics Inc. is not a defendant in any of the proceedings, several of GSI Lumonics Inc.'s customers have notified GSI Lumonics Inc. that, if the party successfully pursues infringement claims against them, they may require GSI Lumonics Inc. to indemnify them to the extent that any of their losses can be attributed to systems sold to them by GSI Lumonics Inc.. GSI Lumonics does not believe that the outcome of these claims will have a material adverse effect upon GSI Lumonics, but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect upon GSI Lumonics' financial condition or results of operations.

9. Segment Information
     GSI Lumonics Inc. designs, develops, manufactures and markets laser-based advanced manufacturing systems and components. The laser systems and components are used in highly automated environments for applications such as cutting, drilling, welding, marking, micro-machining, inspection and optical detection and transmission, in the semiconductor, electronics, automotive, and telecommunications industries. In addition, the Company supplies other markets such as aerospace and medical/biotechnology. The Company operates in one reportable segment. The Company's principal markets are in the United States, Canada, Europe, Japan and Asia-Pacific.

Geographic segment information
     The Company attributes revenues to geographic areas on the basis of the customer location. Long-lived assets are attributed to geographic areas in which Company assets reside.

        (in millions)                                     Three months ended
                                                 -------------------------------------
        Revenues from external customers:        June 30, 2000         July 2, 1999
                                                 -------------         ------------
             US............................       $ 37.5     40%       $ 34.4     50%
             Canada........................          4.5      5%          0.1      0%
             Europe........................         20.0     22%         18.8     27%
             Japan.........................         16.6     18%          7.4     11%
             Asia-Pacific, other...........         12.0     13%          8.3     12%
             Latin and South America.......          2.2      2%          0.2      0%
                                                  ------   ------      ------   ------
                  Total....................       $ 92.8    100%       $ 69.2    100%
                                                  ======               ======

                                                            Six months ended
                                              ----------------------------------------
                                                 June 30, 2000            July 2, 1999
                                                 -------------            ------------

             US............................       $ 80.1     44%       $ 50.5     47%
             Canada........................          8.4      5%          2.6      2%
             Europe........................         43.2     24%         30.7     28%
             Japan.........................         27.4     15%         12.6     12%
             Asia-Pacific, other...........         19.3     11%         10.8     10%
             Latin and South America.......          2.3      1%          0.6      1%
                                                 -------   ------      -------  ------
                  Total....................      $ 180.7    100%       $ 107.8   100%
                                                 =======               =======

                                                                 As at
                                              ---------------------------------
                                              June 30, 2000       Dec. 31, 1999
                                              -------------       -------------
        Long-lived assets:
           US..............................   $ 37.3              $  42.4
           Canada..........................      9.2                  7.7
           Europe..........................     15.2                 17.5
           Japan...........................      0.8                  0.6
           Asia-Pacific, other.............      0.3                  0.4
                                              ------              -------
                Total......................   $ 62.8              $  68.6
                                              ======              =======

10. Subsequent Events

     On July 24, 2000 the Company announced the signing of a letter of intent to acquire a private California based company that designs and manufactures precision optics. The California company currently supplies products to the semiconductor, aerospace and defense industries with annual sales of approximately $8 million. Terms of the transaction are not material to the Company.

11. Recent Pronouncements

     In December 1999 the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 on revenue recognition which is effective no later than the fourth quarter of our current fiscal year. We believe this Bulletin will not have a significant impact on our reported sales.

     In March 2000 Financial Accounting Standards Board issued No. 44 Accounting for Certain Transactions Involving Stock Compensation. This Interpretation is to be applied prospectively from July 1, 2000. The Company has not yet determined the impact of this Interpretation on its financial statements.

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

Overview

     We design, develop, manufacture and market laser-based advanced manufacturing systems and components for a wide range of applications, including cutting, welding, drilling, marking, micro-machining, inspection, and optical detection and transmission. Markets for these products include the semiconductor, electronics, automotive and telecommunications industries. In addition, we sell to other markets such as the aerospace and medical/biotechnology industries. Our systems sales depend on our customers' capital expenditures, which are affected by business cycles in the markets they serve.

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


Results of Operations for Three Months Ended June 30, 2000

     The following table presents unaudited quarterly results of operations as a percentage of sales. This information has been presented on the same basis as the consolidated financial statements.

                                                         Three months ended
                                                         ------------------
                                                        June 30,    July 2,
                                                          2000        1999
                                                          ----        ----
Sales.................................................    100.0%      100.0%
Cost of goods sold....................................     60.1        66.2
                                                         ------      ------
Gross profit..........................................     39.9        33.8
Research and development..............................      9.4        12.4
Selling, general and administrative...................     21.5        26.7
Amortization of technology and other intangibles......      1.2         1.9
                                                         ------      ------
Income (loss) from operations.........................      7.8        (7.2)
Gain on sale of assets................................      0.7         -
Interest income (expense), net........................      0.5        (0.1)
Foreign exchange transaction gains....................      0.6         0.2
                                                         ------     -------
Income (loss) before income taxes.....................      9.6        (7.1)
Income tax provision (benefit)........................      3.3        (1.7)
                                                         -------     -------
Net income (loss).....................................      6.3%       (5.4)%
                                                         =======    =========


     Our sales were $92.8 million in the second quarter of 2000, up 34% compared to the second quarter of 1999.

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

     Sales increased in all regions in the quarter ended June 30, 2000 compared to the quarter ended July 2, 1999. The region showing the largest dollar growth was Japan, which increased $9.2 million, or 124%, primarily as a result of strong sales to the electronics market.

(in millions)                                         Three months ended
                                             June 30, 2000         July 2, 1999
                                             -------------         ------------
Quarterly revenues by market:
   Semiconductor.....................   $  14.6     16%     $    9.0     13%
   Electronics.......................      30.0     32%         15.7     23%
   Automotive........................       9.0     10%          2.1      3%
   Components........................      10.0     11%          7.9     11%
   Other.............................      16.3     17%         25.7     37%
   Parts and services................      12.9     14%          8.8     13%
                                        -------   -----     --------    ----
          Total......................   $  92.8    100%     $   69.2    100%
                                        =======   =====     ========    ====


     Sales by Market. Our results of operations are affected by external factors that impact the markets in which we compete.

     Sales to the semiconductor market in the three months ended June 30, 2000 increased significantly compared to the same period in 1999. After severe recession in 1997 and 1998, the semiconductor equipment industry began to recover in 1999 and this recovery continued into 2000. Activity has increased in both the front end and back end of the fabrication process, resulting in an increase in orders for trim and test and wafer marking systems.

     Sales to the electronics market in the three months ended June 30, 2000 were also almost double compared to the same period in 1999. Growth in the electronics market has been fueled by the growing demand for components for telecommunications devices, personal computers, consumer and automotive electronics, particularly in Japan and in the Asia-Pacific region.

     Sales to the automotive market were up significantly in the quarter reflecting the impact of a major contract in this market announced early in January, 2000.

     Sales of components increased 27% from the same period in 1999, reflecting continued strong sales growth in this area.

     Sales to the other markets (including aerospace, packaging and medical/biotechnology industries) decreased during the quarter due to the divestiture of certain product lines which were included in this category.

     Parts and service sales during the three months ended June 30, 2000 continued to grow, due to customers' increased utilization of existing installed systems and general growth in the installed base.

     Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Backlog was approximately $103 million on June 30, 2000 compared to $87 million on March 31, 2000 and $73 million on July 2, 1999.

     Gross Profit Margin. Gross profit margin of 39.9% in the three months ended June 30, 2000 compares favorably to the gross profit margin of 33.8% in the second quarter of 1999 due to increased sales of higher margin products and consolidation of manufacturing operations. The decline in gross profit margin from the first quarter of 2000 to the second quarter relates to less favorable product mix.

     Research and Development Expenses. Research and development expenses, net of government assistance, for the three months ended June 30, 2000 were 9.4% of sales or $8.8 million compared to 12.4% of sales or $8.6 million in the three months ended July 2 1999. Development activities focused on products in the semiconductor, electronics and automotive markets.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were 21.5% of sales or $19.9 million in the three months ended June 30, 2000, compared with 26.7% of sales or $18.5 million in the three months ended July 2, 1999. The decrease in expenses in percentage terms is due primarily to operating efficiencies realized from the merger and higher sales volume.

     Amortization of Technology and Other Intangibles. Amortization of technology and other intangibles was 1.2% of sales or $1.2 million primarily as a result of amortizing intangible assets resulting from the merger.

     Restructuring and Other. During the quarters ended June 30, 2000 and July 2, 1999, the Company recorded no restructuring or other. A charge of $19.6 million was taken during the three months ended April 2, 1999 to accrue for employee severance, leased facility and related costs associated with the closure of the plant in Oxnard, California and other facilities worldwide. These costs resulted from restructuring and integration of operations following the merger. The Oxnard manufacturing operations shut down was completed during December 1999. Other integration activities included exit costs for some product lines, reducing redundant resources worldwide, and abandoning redundant sales and service facilities. The remaining accrual is $6.3 million at June 30, 2000 (see Note 7 to the financial statements).

     Gain on Sale of Assets. In April 2000 the Company sold the operating assets of its View Engineering metrology product line for $4.4 million cash. In April 2000 the Company sold the operating assets of its Phoenix operations on terms and conditions not material to GSI Lumonics. In June 2000 the Company sold the operating assets of its package coding product line for $8.6 million cash. The Company recorded a gain of $708 thousand on these sales during the three months ended June 30, 2000.

     Interest Income. Net interest income was $0.5 million in the three months ended June 30, 2000, compared to $0.1 million of net interest expense in the three months ended July 2, 1999. The increase in this quarter is due to the investment of the proceeds from the April share offering.

     Foreign Exchange. Foreign exchange transaction gains were $0.6 million in the three months ended June 30, 2000, compared to $0.2 million of gains in the three months ended July 2, 1999.

     Income Taxes. The effective tax rate was 35.0% for the three months ended June 30, 2000 compared to a tax recovery rate of 23.9% for the same period in 1999.

     Net Income (Loss). Net income for the three months ended June 30, 2000 was $5.8 million, or $0.15 per share based upon 38.3 million average common shares, and $0.14 per share based on 40.4 million diluted shares. In April 2000 we offered and sold 4.3 million common shares in a public offering.

Results of Operations for Six Months Ended June 30, 2000

     The following table presents unaudited year-to-date results of operations as a percentage of sales. We believe this information is helpful in isolating ongoing trends in our business from the effects of the merger. This information has been presented on the same basis as the consolidated financial statements.

                                                         Six months ended
                                                         ----------------
                                                        June 30,    July 2,
                                                          2000      1999/(1)/
                                                          ----      --------
Sales.................................................    100.0%      100.0%
Cost of goods sold....................................     59.1        71.4
                                                        -------     -------
Gross profit..........................................     40.9        28.6
Research and development..............................      9.6        11.0
Selling, general and administrative...................     22.2        26.9
Amortization of technology and other intangibles......      1.3         1.5
Acquired in-process research and development..........      -          13.7
Restructuring and other...............................     (1.5)       18.2
                                                        -------     -------
Income (loss) from operations.........................      9.3       (42.7)
Gain on sale of assets................................      0.4         -
Interest income, net..................................      0.3         0.1
Foreign exchange transaction losses...................     (1.0)       (0.6)
                                                        -------     -------
Income (loss) before income taxes.....................      9.0       (43.2)
Income tax provision (benefit)........................      3.1        (5.1)
                                                        -------     -------
Net income (loss).....................................      5.9%      (38.1)%
                                                        =======     =======

/(1)/ Includes General Scanning from March 22, 1999, the date of the merger of General Scanning and Lumonics.

     Our sales were $180.7 million for the first six months of 2000, up 41% compared to the first six months of 1999 on a pro forma basis as if the merger had occurred at the beginning of 1999.


(in millions)                                          Six months ended
                                          -------------------------------------
                                           June 30, 2000      July 2, 1999/(1)/
                                           -------------      -----------------
Quarterly revenues by market:
   Semiconductor..........................  $ 27.9     15%    $  12.7     12%
   Electronics............................    54.3     30%       25.7     24%
   Automotive.............................    12.9      7%        3.7      3%
   Components.............................    19.8     11%       11.6     11%
   Other..................................    40.6     23%       36.7     34%
   Parts and services.....................    25.2     14%       17.4     16%
                                            ------    ----    -------   -----
          Total...........................  $180.7    100%    $ 107.8    100%
                                            ======    ====    =======   =====

/(1)/ Includes General Scanning from March 22, 1999, the date of the merger of General Scanning and Lumonics.

     Sales by Market. Our results of operations are affected by external factors that impact the markets in which we compete.

     Sales to the semiconductor market in the six months ended June 30, 2000 were more than double compared to the same period in 1999, in part due to the merger in the first quarter of 1999. After severe recession in 1997 and 1998, the semiconductor equipment industry began to recover in 1999 and this recovery continued into 2000. Activity has increased in both the front end and back end of the fabrication process, resulting in an increase in orders for trim and test and wafer marking systems.

     Sales to the electronics market in the six months ended June 30, 2000 were also more than double compared to the same period in 1999, again in part due to the merger in the first quarter of 1999. Growth in the electronics market, as is also the case in the semiconductor market, has been fueled by the growing demand for components for telecommunications devices, personal computers, consumer and automotive electronics.

     Growth in sales in the automotive, components, and other market sectors (including aerospace, packaging and medical/biotechnology industries) is due partially to the impact of the merger with General Scanning Inc. which occurred on March 22, 1999, and to increasing demand for the company's laser processing systems and components in those markets.

     Parts and service sales during the six months ended June 30, 2000 continued to grow, due to customers' increased utilization of existing installed systems, as well as the improvement of parts and service support for the former General Scanning systems and components.

     Gross Profit Margin. Gross profit margin of 40.9% in the six months ended June 30, 2000 compared to gross profit margin of 28.6% in the first half of 1999 is due to increased sales of higher margin products, consolidation of manufacturing operations and reduced warranty expense.

     Research and Development Expenses. Research and development expenses, net of government assistance, for the six months ended June 30, 2000 were 9.6% of sales or $17.3 million compared with 11.0% of sales or $11.9 million for the six months ended July 2, 1999 (excluding the merger related $14.8 million in-process research and development charge). The increase in dollar terms from the same period in 1999 is due primarily to the impact of the merger with General Scanning Inc. which occurred on March 22, 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were 22.2% of sales or $40.2 million in the six months ended June 30, 2000, compared with $29.0 million or 26.9% of sales in the six months ended July 2, 1999. The increase in dollar terms from 1999 is due primarily to the impact of the merger with General Scanning Inc. which occurred on March 22, 1999. The decrease in percentage terms is due primarily to the increased sales volume in 2000.

     Amortization of Technology and Other Intangibles. Amortization of technology and other intangibles was 1.3% of sales or $2.4 million compared to 1.5% of sales or $1.6 million consisting primarily of the amortization of intangible assets resulting from the merger.

     Restructuring and Other. During the six months ended June 30, 2000 the Company recorded a benefit of $2.7 million received for licensing some of the Company's technology. A charge of $19.6 million was taken during the three months ended April 2, 1999 to accrue for employee severance, leased facility and related costs associated with the closure of the plant in Oxnard, California and other facilities worldwide. These costs resulted from restructuring and integration of operations following the merger. The Oxnard manufacturing operations shut down was completed during December 1999. Other integration activities included exit costs for some product lines, reducing redundant resources worldwide, and abandoning redundant sales and service facilities. The remaining accrual is $6.3 million at June 30, 2000 (see Note 7 to the financial statements).

     Interest Income. Net interest income was $0.6 million in the six months ended June 30, 2000, compared to $0.1 million in the six months ended July 2, 1999. The increase in 2000 is due to the investment of the proceeds from the April share offering.

     Foreign Exchange. Foreign exchange transaction losses were $1.8 million in the six months ended June 30, 2000, compared to $0.6 million of losses in the six months ended July 2, 1999.

     Income Taxes. The effective tax rate was 34.9% for the six months ended June 30, 2000 compared to a tax recovery rate of 11.9% for the six months ended July 2, 1999.

     Net Income (Loss). Net income for the six months ended June 30, 2000 was $10.6 million, or $0.29 per share based upon 36.4 million average common shares, and $0.28 per share based on 38.5 million diluted shares.


Liquidity and Capital Resources

     Cash and cash equivalents totaled $71.7 million on June 30, 2000 compared to $25.3 million at December 31, 1999. Bank debt and the current portion of long-term debt was $18.5 million on June 30, 2000 compared to $28.5 million at December 31, 1999. In April 2000 the Company offered and sold 4,300,000 shares of Common Stock at a price to the public of $17 per share, for net proceeds of $70.1 million. During the six months ended June 30, 2000, 955,608 shares of common stock were issued pursuant to share options exercised for proceeds of $5.1 million

     During the six months ended June 30, 2000, we used $16.6 million in operating activities. Net income, after adjustment for non-cash items, provided cash of $16.0 million, offset by $32.6 million of increases in accounts receivable, inventory and other current assets, less increases in current liabilities. In the first six months of 1999, operations used $6.0 million.

     Cash flow used in investing activities was $4.4 million during the six months ended June 30, 2000, including $13.7 million generated from the sale of assets in the quarter offset by $21.3 million purchases of short-term investments and $4.7 million invested in property, plant and equipment. In the first six months of 1999, investing activities provided $6.1 million.

     Cash flow provided by financing activities was $66.0 million for the six months ended June 30, 2000, primarily from the common share issuance in April 2000 and stock option exercises. In the six months of 1999, financing activities provided $8.7 million.

     We have credit facilities of approximately $40 million denominated in Canadian dollars, U.S. dollars, British pounds and Japanese yen. Actual bank indebtedness, of which $16.6 million was outstanding at June 30, 2000, is due on demand and bears interest based on prime. Accounts receivable and inventories have been pledged as collateral for the bank indebtedness under general security agreements. The borrowings require us to maintain specified financial ratios and conditions. We are currently in compliance with those ratios and conditions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations and short-term investments. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently have such contracts outstanding, converting yen denominated interest on long term debt into U.S. dollar denominated interest and converting yen denominated interest on long term debt into Canadian dollar denominated interest.

Credit Risk. There is no concentration of credit risk related to our position in trade accounts receivable other than the amount due from Sumitomo. Credit risk, with respect to trade receivables, is minimized because of the diversification of our operations, as well as our large customer base and its geographical dispersion. We are exposed to credit-related losses with respect to any positive fair value of our swap contracts and any gains on foreign currency contracts described below in the event of non-performance by banks acting as counterparties to the swap and foreign currency contracts. We do not expect either counterparty to fail to meet its obligations.

Foreign Currency Risk. We have a foreign currency hedging program using currency forwards and currency options to hedge exposure to foreign currencies. The goal of the hedging program is to manage risk associated with fluctuations in the value of the foreign currency. We do not currently use currency forwards or currency options for trading purposes. We currently have swap contracts outstanding, converting yen denominated obligations into U.S. dollar obligations and converting yen denominated obligations into Canadian dollar obligations. In addition, we have foreign currency contracts which convert yen and euro denominated receivables into U.S. dollars.

See Note 6 to the financial statements.

PART II - OTHER INFORMATION

ITEM 1.   CHANGES IN LEGAL PROCEEDINGS

          Robotic Vision Systems, Inc. v. View Engineering, Inc., USDC Case No. 95-7441. This case involves a complaint by Robotic Vision Systems, Inc. alleging infringement of a patent by View Engineering, Inc. a wholly owned subsidiary. The matter was tried before a judge sitting in the United States District Court for the Central District of California in November 1999. Robotic Vision alleged infringement relating to lead inspection machines formerly sold by View Engineering and sought damages of $60.5 million. In March 2000, the Court found that Robotic Vision's patent was invalid. Robotic Vision has appealed the Court's decision.

          See also the description of the Bio Discovery litigation in Note 7 to the financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          We held an annual and special shareholders meeting on May 8, 2000. The matters submitted to vote at this meeting were the election of directors, the appointment of Ernst & Young as auditors and the modification of our 1995 stock option plan. The table below sets forth information concerning voting at the meeting.

          ----------------------------------------------------------------------------------------------------------
                                               Votes for           Votes against or          Abstention and
                                                                       withheld             broker non-votes
          ----------------------------------------------------------------------------------------------------------
           Richard B. Black                   24,808,846                   44,197                        -
           Paul F. Ferrari                    24,809,154                   43,889                        -
           Woodie C. Flowers                  24,809,839                   43,204                        -
           Byron O. Pond                      24,807,039                   46,004                        -
           Ben J. Virgilio                    24,809,039                   44,004                        -
           William B. Waite                   24,807,594                   45,449                        -
           Charles D. Winston                 24,808,558                   44,485                        -

          ----------------------------------------------------------------------------------------------------------
           The appointment of Ernst &         24,801,896                   22,976                        -
           Young as auditors and
           authorizing the board of
           directors to fix their
           remuneration.

          ----------------------------------------------------------------------------------------------------------
           Resolution No. 1 - Proposal to     12,649,997                5,842,158                        -
           amend 1995 stock option plan.

          ----------------------------------------------------------------------------------------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   List of Exhibits

               EXHIBIT
               NUMBER    DESCRIPTION
               -------   -----------
               27.       Financial Data Schedule

          b)   Reports on Form 8-K
               None

                               GSI Lumonics Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Lumonics Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI Lumonics Inc.

Name                          Title                                                       Date
---------------------------   ----------------------------------------------      ----------------------
/s/ CHARLES D. WINSTON        Director and Chief Executive Officer                   August 2, 2000
----------------------
Charles D. Winston            (Principal Executive Officer)


/s/ DESMOND J. BRADLEY        Vice President Finance and Chief Financial             August 2, 2000
----------------------
Desmond J. Bradley            Officer (Principal Financial and Accounting
                              Officer)