Form 10-Q
period 2000-09-29
GSI LUMONICS INC
filed 2000-11-13
CIK 1076930

                                    Form 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ___________________


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 29, 2000
                                              ------------------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934



                         Commission File No. 333-71449

                              ___________________


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

                              ___________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


     As of October 24, 2000, there were 40,070,194 shares of the Common Stock of GSI Lumonics Inc., no par value, issued and outstanding.

                               GSI LUMONICS INC.
                         Quarterly Report - Form 10-Q

                               Table of Contents

PART I - FINANCIAL INFORMATION.................................................................................  3

  ITEM 1.  FINANCIAL STATEMENTS................................................................................  3
           CONSOLIDATED BALANCE SHEETS.........................................................................  3
           CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)...................................................  4
           CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)...................................................  5
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)..............................................  6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............... 13

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................... 20

PART II - OTHER INFORMATION.................................................................................... 21

  ITEM 1.  LEGAL PROCEEDINGS................................................................................... 21

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................................... 21

Signatures..................................................................................................... 22

PART I - FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                               GSI LUMONICS INC.
                          CONSOLIDATED BALANCE SHEETS
             (in thousands of U.S. dollars, except share amounts)

                                                                                       Sept. 29,      Dec. 31,
                                                                                         2000          1999
                                                                                         ----          ----
                                       ASSETS                                         (unaudited)
                                       ------
Current
   Cash and cash equivalents........................................................  $  66,770    $  25,272
   Short-term investments...........................................................     31,508        7,342
   Accounts receivable, less allowance of $2,546 (December 31, 1999-$3,197).........     93,024       80,448
   Due from related party...........................................................      1,178        3,235
   Inventories (note 3).............................................................     97,294       72,727
   Deferred tax assets..............................................................     20,553       24,473
   Other current assets.............................................................      5,805        2,338
   Current portion of swap contracts................................................        621        1,411
                                                                                      ---------    ---------
       Total current assets.........................................................    316,753      217,246

Property, plant and equipment, net of accumulated depreciation of $20,903
   (December 31, 1999 - $28,024)....................................................     34,264       45,278
Other assets........................................................................      6,299        3,851
Goodwill and other intangible assets, net of accumulated amortization of $10,322
   (December 31, 1999 - $8,689).....................................................     28,265       23,347
                                                                                      ---------    ---------
                                                                                      $ 385,581    $ 289,722
                                                                                      =========    =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current
   Bank indebtedness................................................................  $  10,658    $  23,100
   Accounts payable.................................................................     30,550       28,094
   Accrued compensation and benefits................................................     13,129       13,709
   Other accrued expenses and income taxes..........................................     55,043       43,067
   Current portion of deferred compensation.........................................        127          124
   Current portion of long-term debt................................................      6,195        5,425
                                                                                      ---------    ---------
       Total current liabilities....................................................    115,702      113,519

Long-term debt due after one year...................................................      2,654            -
Deferred income tax liability.......................................................          -        2,397
Deferred compensation, less current portion.........................................      2,228        2,076
                                                                                      ---------    ---------
       Total liabilities............................................................    120,584      117,992
Commitments and contingencies (note 8)
Stockholders' equity (note 4)
   Capital stock, no par value;   Issued common shares of 40,036,707
   (December 31, 1999 - 34,298,942).................................................    301,116      222,865
   Deficit..........................................................................    (26,455)     (44,225)
   Accumulated other comprehensive income (loss)....................................     (9,664)      (6,910)
                                                                                      ---------    ---------
     Total stockholders' equity.....................................................    264,997      171,730
                                                                                      ---------    ---------
                                                                                      $ 385,581    $ 289,722
                                                                                      =========    =========


 The accompanying notes are an integral part of these consolidated financial statements

                               GSI LUMONICS INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
             (in thousands of U.S. dollars, except share amounts)

                                                                       Three months ended                Nine months ended
                                                                 -------------------------------  -------------------------------
                                                                  Sept. 29,        Oct. 1,          Sept. 29,       Oct. 1,
                                                                     2000           1999              2000           1999
                                                                     ----           ----              ----           ----
                                                                                                                   (note 2)
Sales........................................................... $  97,631       $ 78,041          $ 278,368      $ 185,883

Cost of goods sold..............................................    58,547         47,553            165,313        124,500
                                                                 ---------       --------          ---------      ---------

Gross profit....................................................    39,084         30,488            113,055         61,383

Operating expenses:
     Research and development...................................     8,993          8,104             26,276         20,024
     Selling, general and administrative........................    20,625         17,704             60,852         46,722
     Amortization of technology and other intangibles...........     1,127          1,251              3,508          2,819
     Acquired in-process research and development...............         -              -                  -         14,830
     Restructuring and other (note 7)...........................      (243)             -             (2,913)        19,631
                                                                 ---------       --------          ---------      ---------
Income (loss) from operations...................................     8,582          3,429             25,332        (42,643)

     Gain on sale of assets (note 2)............................     1,680              -              2,388              -
     Interest income, net.......................................       998              2              1,582            103
     Foreign exchange transaction losses........................      (229)          (514)            (2,003)        (1,144)
                                                                 ---------       --------          ---------      ---------
Income (loss) before income taxes...............................    11,031          2,917            27,299         (43,684)

Income taxes provision (benefit)................................     3,855            874             9,529          (4,671)
                                                                 ---------       --------          ---------      ---------
Net income (loss)............................................... $   7,176       $  2,043          $  17,770      $ (39,013)
                                                                 =========       ========          =========      =========

Foreign currency translation adjustments........................    (1,572)         2,499             (2,754)         1,755
Change in unrealized gain on marketable equity
      securities, net...........................................         -             58                  -            380
                                                                 ---------       --------          ---------      ---------
Comprehensive income (loss)..................................... $   5,604       $  4,600          $  15,016      $ (36,878)
                                                                 =========       ========          =========      =========

Net income (loss) per common share:

     Basic...................................................... $    0.18       $   0.06          $    0.47      $   (1.34)
     Diluted.................................................... $    0.17       $   0.06          $    0.45      $   (1.34)

Weighted average common shares outstanding (000's)..............    39,807         34,173             37,606         29,182
Weighted average common shares outstanding and dilutive
     potential common shares (000's)............................    41,731         35,085             39,644         29,182

  The accompanying notes are an integral part of these consolidated financial statements

                               GSI LUMONICS INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                        (in thousands of U.S. dollars)

                                                                                  Nine months ended
                                                                           -------------------------------
                                                                              Sept. 29,        Oct. 1,
                                                                                 2000           1999
                                                                                 ----           ----
Cash flows from operating activities:
Net income (loss) ...............................................          $    17,770       $ (39,013)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Acquired in-process research and development................                    -          14,830
     Gain on sale of assets......................................               (2,388)              -
     Depreciation and amortization...............................                8,177          11,019
     Deferred compensation.......................................                  157              30
     Deferred income taxes.......................................               (2,036)         (5,837)
Changes in current assets and liabilities:
     Accounts receivable.........................................              (14,238)         (2,785)
     Inventories.................................................              (30,836)         11,447
     Other current assets........................................               (2,893)         (2,093)
     Accounts payable, accrued expenses, and taxes payable.......               12,149           8,754
                                                                           -----------       ---------
Net cash used in operating activities............................              (14,138)         (3,648)
                                                                           -----------       ---------

Cash flows from investing activities:
     Merger with General Scanning Inc. (note 2)..................                    -           1,451
     Acquisition of a business, net of cash acquired.............               (6,548)              -
     Sale of assets..............................................               26,193               -
     Additions to property, plant and equipment, net.............               (6,160)         (4,467)
     Maturity of short-term investments..........................               29,097           8,208
     Purchase of short-term investments..........................              (52,804)         (5,316)
     Decrease (increase) in other assets.........................                  835            (573)
                                                                           -----------       ---------
Cash used in investing activities................................               (9,387)           (697)
                                                                           -----------       ---------

Cash flows from financing activities:
     Proceeds (payments) of bank indebtedness, net...............              (12,442)          2,420
     Payments on long-term debt..................................               (2,732)         (1,646)
     Issue of share capital (net of issue costs).................               78,251             149
                                                                           -----------       ---------
Cash provided by financing activities............................               63,077             923
                                                                           -----------       ---------

Effect of exchange rates on cash and cash equivalents............                1,946           5,867
                                                                           -----------       ---------
Increase in cash and cash equivalents............................               41,498           2,445
Cash and cash equivalents, beginning of period...................               25,272          24,229
                                                                           -----------       ---------
Cash and cash equivalents, end of period.........................          $    66,770       $  26,674
                                                                           ===========       =========

Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
     Interest....................................................          $      994        $     798
     Income taxes................................................          $    3,913        $     497


  The accompanying notes are an integral part of these consolidated financial statements

                               GSI LUMONICS INC.
            Notes to Consolidated Financial Statements (unaudited)
                    (in U.S. dollars, except share amounts)

1. Basis of presentation

     These unaudited interim consolidated financial statements have been prepared by the Company in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position and results of operations for the periods presented. The consolidated financial statements include the accounts of GSI Lumonics Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany transactions and balances have been eliminated. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. The results for interim periods are not necessarily indicative of results to be expected for the year or any future periods.

2. Merger, acquisitions and dispositions

     On March 22, 1999, the Company completed a merger of equals with General Scanning Inc. ("General Scanning"), Watertown, Massachusetts, a leading manufacturer of laser systems and components and printers. Immediately following the merger each group of shareholders owned approximately 50% of the outstanding shares of the Company. Cash flow impact of $1.5 million from the General Scanning merger was cash acquired of $4.7 million, less merger costs of $3.2 million. The Company recorded a one-time charge of $14.8 million in 1999 for purchased in-process research and development related to thirty in-process projects.

     The merger transaction has been accounted for as a purchase and, accordingly, the operations of General Scanning have been included in the consolidated financial statements from the date of merger. The reported results for the first 11 weeks of 1999 are those of Lumonics only. Therefore, the results of the nine months ended October 1, 1999 do not provide a meaningful basis for comparison with 2000. The following pro forma results of operations have been prepared using the purchase method of accounting as if the merger had occurred prior to the beginning of 1999.

         Pro forma combined                                    Nine months ended
         (in thousands)                                          Oct. 1, 1999
                                                                 ------------
         Sales..............................................     $   206,342
                                                                 ===========

         Net loss...........................................     $   (45,965)
                                                                 ===========
         Net loss per common share:
              Basic.........................................     $     (1.35)
              Diluted.......................................     $     (1.35)

         Weighted average common shares outstanding.........          34,162

         Weighted average common shares outstanding and
         dilutive potential common shares...................          34,162

     In April 2000 the Company sold the operating assets of its View Engineering metrology product line for $4.4 million cash. In April 2000 the Company sold the operating assets of its Phoenix operations on terms and conditions not material to GSI Lumonics. In June 2000 the Company sold the operating assets of its package coding product line for $8.6 million cash. The Company recorded a gain of $0.7 million on these sales during the three months ended June 30, 2000.

     During the three months ended September 29, 2000, the Company sold two facilities in the United States for $12.5 million cash and recorded a net gain of $1.7 million.

     On September 21, 2000, the Company acquired all outstanding shares of General Optics, Inc. ("General Optics"), a privately-held precision optics company located in Moorpark, California. The purchase price of $13.5 million was comprised of cash of $6.5 million paid on closing and debt of $7.0 million, discounted at an imputed interest rate of 6.23%. The debt will be settled in two installments, due September 21, 2001 and 2002. The transaction has been accounted for as a purchase and, accordingly, the operations of General Optics have been included in the consolidated financial statements from the date of acquisition. The excess of fair value of net identifiable tangible assets acquired over the purchase price was recorded as goodwill, technology and other intangible assets to be amortized over estimated useful life. Results of operations would not have changed materially for 1999 or 2000 if General Optics had been acquired on January 1, 1999 and 2000, respectively.

3. Inventories

Inventories consist of the following:

            (in thousands)                                         Sept. 29,       December 31,
                                                                     2000             1999
                                                                     ----             ----
            Raw materials.......................................  $ 42,788         $ 26,011
            Work-in-process.....................................    20,217           17,005
            Finished goods......................................    34,289           29,711
                                                                  --------         --------
                 Total inventories..............................  $ 97,294         $ 72,727
                                                                  ========         ========

4. Stockholders' equity

Capital stock

     The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. In April 2000 the Company offered and sold 4,300,000 shares of Common Stock at a price to the public of $17 per share, for net proceeds of $70.1 million. During the nine months ended September 29, 2000, 1,437,765 shares of common stock were issued pursuant to share options exercised for proceeds of $8.2 million.

Net income (loss) per common share

     Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For diluted net income (loss) per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method.

Common and common equivalent share disclosures are:

    (in thousands)                                    Three months ended       Nine months ended
                                                    -----------------------   --------------------
                                                     Sept. 29,     Oct. 1,    Sept. 29,   Oct. 1,
                                                       2000         1999        2000        1999
                                                       ----         ----        ----       ----
    Weighted average common shares outstanding.....    39,807       34,173       37,606    29,182
    Dilutive potential common shares...............     1,924          912        2,038         -
                                                    ---------      -------    ---------   -------
    Diluted common shares..........................    41,731       35,085       39,644    29,182
                                                    =========      =======    =========   =======

    Options and warrants excluded from
         diluted income per common share
         as their effect would be anti-dilutive....        11        1,603            7     4,964
                                                    =========      =======    =========   =======

5. Related party transactions

     In addition to matters discussed elsewhere, the Company had the following transactions with related parties. The Company recorded sales revenue from Sumitomo Heavy Industries, Ltd., a significant shareholder, of $7.3 million in the nine months ended September 29, 2000 and $8.4 million in the nine months ended October 1, 1999 at amounts and terms approximately equivalent to third party transactions. Transactions with Sumitomo are at normal trade terms. The balance sheet reflects receivables from Sumitomo as due from related party.

6. Financial instruments

     The Company uses financial instruments to manage foreign currency exposures.

     The Company currently has three contracts outstanding to manage foreign currency exposure associated with certain long term debt, two of which convert yen denominated debt to U.S. dollar denominated debt and one contract which converts a yen denominated debt into Canadian dollars. The Company believes, based upon current terms, that the carrying value of this debt approximates its fair value.

      (in thousands)                                                       Sept. 29,
                                                                             2000
                                                                             ----
      Long term debt, including current portion:

          Sumitomo Heavy Industries, Ltd., Japanese yen term loans......   $ 1,862
      Favorable value of swaps:
          To convert 50 million yen to U.S. $341, semi-annual interest
          at the six-month LIBOR less 1.56%.............................       125
          To convert 75 million yen to Canadian $581, semi-annual
          interest at the three month bankers acceptance rate less 1.62%       309
          To convert 75 million yen to U.S. $512, interest payable
          semi-annually at 8.20%........................................       187
                                                                           -------
      Favorable value of swaps..........................................       621
                                                                           -------
      Economic value....................................................   $ 1,241
                                                                           =======

     As of September 29, 2000, the Company also had foreign currency contracts to exchange foreign currencies (yen, pound sterling) with or for U.S. dollars totaling approximately $8.5 million, maturing through December 2000. These foreign currency contracts are marked-to-market. Realized and unrealized gains or losses are recorded in income.

     Several major financial institutions are counterparties to the Company's financial instruments. It is the practice of the Company to monitor the financial standing of those counterparties and minimize its exposure to any one institution. The Company may be exposed to credit-related losses in the event of non-performance by the counterparties to the contracts, but does not expect any counterparty to fail to meet its obligations.

7. Restructuring and other

     During the nine months ended September 29, 2000, the Company recorded a benefit of $0.2 million related to royalties earned on the sale of OLT precision alignment system product line and $2.7 million received for licensing some of the Company's technology.

     A charge of $19.6 million was taken during the three months ended April 2, 1999 to accrue employee severance of $5.6 million, leased facility and related costs of $4 million associated with the closure of the plant in Oxnard, California and redundant facilities worldwide, and costs of $10 million associated with restructuring and integration of operations as a result of the merger. The Oxnard manufacturing operations shutdown was completed during December 1999. Other integration activities included exit costs for some product lines, reducing redundant resources worldwide, and abandoning redundant sales and service facilities. During the nine months ended September 29, 2000, severance was paid to 23 employees in various locations worldwide.

     The following table summarizes activity during the nine months ended September 29, 2000.

       (in millions)                                 Total     Severance      Facilities     Integration
                                                     -----     ---------      ----------     -----------
       Accrual remaining December 31, 1999......    $ 10.1     $     2.8      $     3.9      $     3.4
       Actions during Q1 2000...................      (1.8)         (0.9)          (0.5)          (0.4)
                                                    ------     ---------      ---------      ---------
       Accrual remaining March 31, 2000.........       8.3           1.9            3.4            3.0
       Actions during Q2 2000...................      (2.0)         (0.4)          (0.4)          (1.2)
                                                    ------     ---------      ---------      ---------
       Accrual remaining June 30, 2000..........       6.3           1.5            3.0            1.8
       Actions during Q3 2000...................      (0.5)         (0.2)          (0.3)             -
                                                    ------     ---------      ---------      ---------
       Accrual remaining September 29, 2000.....    $  5.8     $     1.3      $     2.7      $     1.8
                                                    ======     =========      =========      =========

     The remaining accrual is for further reduction of redundant resources worldwide, including severance for approximately 110 employees. It is expected that most actions will be completed by end of 2000, but certain leased facility costs will take longer to resolve due to the nature of the lease commitments.

8. Commitments and contingencies

Operating leases

     The Company leases certain equipment and facilities under operating lease agreements that expire through 2013. The facility leases require the Company to pay real estate taxes and other operating costs. For the year ended December 31, 1999 lease expense was approximately $4.7 million (1998 - $1.9 million).

     Minimum lease payments under operating leases expiring subsequent to September 29, 2000 are:

            (in thousands)
            Remaining three months of 2000...................   $  1,182
            2001.............................................      3,923
            2002.............................................      3,271
            2003.............................................      2,591
            2004.............................................      2,535
            Thereafter.......................................      7,602
                                                                --------
            Total minimum lease payments.....................   $ 21,104
                                                                ========

Legal proceedings and disputes
Robotic Vision Systems, Inc. v. GSI Lumonics Engineering Corporation (formerly known as View Engineering, Inc.), USDC Case No. 95-7441. This case involves a complaint by Robotic Vision Systems, Inc. alleging infringement of a patent by GSI Lumonics Engineering Corporation a wholly owned subsidiary. The matter was tried before a judge sitting in the United States District Court for the Central District of California in November 1999. Robotic Vision alleged infringement relating to lead inspection machines formerly sold by GSI Lumonics Engineering Corporation and sought damages of $60.5 million. In March 2000, the Court found that Robotic Vision's patent was invalid. Robotic Vision has appealed the Court's decision.

GSI Lumonics Inc. v. BioDiscovery Inc. On December 10, 1999 GSI Lumonics filed suit in the United States District Court for the District of Massachusetts seeking a declaration that its QuantArray Microarray Analysis Software does not infringe any copyright owned by BioDiscovery, Inc. or its president. BioDiscovery, Inc. is a manufacturer of microarray quantification software under the name ImaGene(C). On December 21, 1999, BioDiscovery's president responded to our action for declaratory judgment by filing a separate suit in the United States District Court for the Southern District of California, alleging that GSI Lumonics reverse engineered his software, and also sued for copyright infringement. In the Massachusetts action, the court denied BioDiscovery's president's motion to dismiss and scheduled the trial for May 2000. In April 2000, shortly before the trial was scheduled to begin, BioDiscovery's president abandoned his copyright infringement claim and consented to the entry of a default judgment in favor of GSI Lumonics. In the California action the court, in September 2000, allowed a motion by the Company to dismiss BioDiscovery's president's complaint insofaras it alleged any reverse engineering, reverse compiling or copying of ImaGene(C). The Company believes that the remaining California claims are without merit.

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

Electro Scientific Industries, Inc. v. GSI Lumonics, Inc. In September 1998, the United States District Court for the Northern District of California granted Electro Scientific's motions for summary judgment against General Scanning in this case on a claim of patent infringement and on the issue of whether Electro Scientific committed inequitable conduct by intentionally failing to cite prior art to the U.S. Patent Office in connection with one of its patents. The Court denied General Scanning Inc.'s motion for summary judgment that the Electro Scientific patents are invalid due to prior art. During March 1999, the Court granted Electro Scientific's motion for partial summary judgment that upgrade kits, sold by General Scanning for 1.3 micron laser wavelength memory repair, infringe the Electro Scientific patents in suit. In April 1999 a federal court jury issued a verdict that Electro Scientific's patent 5,473,624 was invalid, and that Electro Scientific's patent 5,265,114 was valid, and awarded a $13.1 million damage judgment against the Company. In July 1999, the Court refused Electro Scientific's requests to increase damages awarded by the jury in April, and for attorney fees, but granted interest on the damages. The Company recorded a provision during the three months ended April 2, 1999 of $19 million to reflect the amount of the damages award plus accrued interest and related costs. The Court also affirmed the jury's decision to invalidate one of the two patents asserted by Electro Scientific in the case. The Company has appealed the decisions on infringement, the validity of the second patent and the award of damages. The Company was required to post an unsecured bond with the court in order to proceed with the appeal. Oral argument on the appeal occurred October 3, 2000.

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

        (in millions)                                      Three months ended
                                              ---------------------------------------------
        Revenues from external customers:        Sept. 29, 2000           Oct. 1, 1999
                                                 --------------           ------------
             US............................       $ 49.0    50%           $ 40.5     52%
             Canada........................          5.0     5%              4.1      5%
             Europe........................         15.2    16%             16.8     22%
             Japan.........................         15.7    16%             10.5     13%
             Asia-Pacific, other...........         10.7    11%              5.6      7%
             Latin and South America.......          2.0     2%              0.5      1%
                                                  ------  ----            ------  -----
                  Total....................       $ 97.6   100%           $ 78.0    100%
                                                  ======                  ======

                                                            Nine months ended
                                              ---------------------------------------------
                                                 Sept. 29, 2000           Oct. 1, 1999
                                                 --------------          --------------
             US............................      $ 129.2     46%         $  91.1     49%
             Canada........................         13.4      5%             6.7      4%
             Europe........................         58.4     21%            47.5     25%
             Japan.........................         43.1     15%            23.1     12%
             Asia-Pacific, other...........         30.0     11%            16.4      9%
             Latin and South America.......          4.3      2%             1.1      1%
                                                 -------   ----          -------   ----
                  Total....................      $ 278.4    100%         $ 185.9    100%
                                                 =======                 =======

                                                                 As at
                                              ---------------------------------------------
                                                 Sept. 29, 2000          Dec. 31, 1999
                                                 --------------          -------------
       Long-lived assets:
           US..............................          $  27.4                $   42.4
           Canada..........................             19.5                     7.7
           Europe..........................             14.5                    17.5
           Japan...........................              0.8                     0.6
           Asia-Pacific, other.............              0.3                     0.4
                                                     -------                --------
                Total......................          $  62.5                $   68.6
                                                     =======                ========

10. Subsequent events

     On October 1, 2000, the Company completed the sale of net assets of its Life Sciences business for consideration of $40 million in cash and 4,571,429 shares of Packard BioScience Company common stock, pursuant to an asset purchase agreement between GSI Lumonics and Packard BioScience Company. The Life Sciences Business comprised working capital of approximately $6 million and fixed and other intangible assets of approximately $1 million.

11.  Recent pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 133 and No. 138 Accounting for Derivative Instruments and Hedging Activities. The statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 and No. 138 are effective for fiscal years beginning after June 15, 2000. The Company is in the process of quantifying the impacts of adopting these statements on its financial statements and has not determined the timing of or method of adoption.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 on revenue recognition that is effective no later than the fourth quarter of our current fiscal year. We believe this Bulletin will not have a significant impact on our reported sales.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. In July 1999, the Company offered employee option holders an exchange of one option for each two options outstanding with exercise prices over US$9.00 or Cdn$13.32. Under this exchange, 281,483 options with an exercise price of US$4.63 or Cdn$6.95, the then-current market price of the stock, were granted with new vesting schedule and 562,966 options were cancelled. The Company is accounting for the replacement options as variable from July 1, 2000 until the options are exercised, forfeited or expire unexercised. Because the market price of the Company's stock has decreased since July 1, 2000, there was no effect on net income for the quarter ended September 30, 2000 of adopting the Interpretation.

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

Results of Operations for Three Months Ended September 29, 2000

     The following table presents unaudited quarterly results of operations as a percentage of sales. This information has been presented on the same basis as the consolidated financial statements.

                                                           Three months ended
                                                           ------------------
                                                         Sept. 29,      Oct. 1,
                                                           2000          1999
                                                           ----          ----
Sales.................................................    100.0%        100.0%
Cost of goods sold....................................     60.0          60.9
                                                         ------        ------
Gross profit..........................................     40.0          39.1
Research and development..............................      9.2          10.4
Selling, general and administrative...................     21.1          22.7
Amortization of technology and other intangibles......      1.2           1.6
Restructuring and other...............................     (0.3)            -
                                                         ------        ------
Income (loss) from operations.........................      8.8           4.4
Gain on sale of assets................................      1.7             -
Interest income, net..................................      1.0             -
Foreign exchange transaction losses...................     (0.2)         (0.7)
                                                         ------        ------
Income before income taxes............................     11.3           3.7
Income tax provision..................................      3.9           1.1
                                                         ------       -------
Net income ...........................................      7.4%          2.6%
                                                         ======       =======

     Our sales were $97.6 million in the third quarter of 2000, up 25% compared to the third quarter of 1999.

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

     Sales increased in all regions in the quarter ended September 29, 2000 compared to the quarter ended October 1, 1999 except Europe. The regions showing the largest dollar growth were the United States, Japan, and Asia-Pacific, which increased $8.5 million, $5.2 million and $5.1 million, respectively, as a result primarily of strong sales to the semiconductor market.

(in millions)                                         Three months ended
                                             Sept. 29, 2000        Oct. 1, 1999
                                             --------------        ------------
Quarterly revenues by market:
   Semiconductor..........................   $ 26.8     27%        $ 9.3     12%
   Electronics............................     14.4     15%         16.1     21%
   Automotive.............................      8.8      9%          3.4      4%
   Components.............................     12.9     13%         11.5     15%
   Other..................................     22.0     23%         27.6     35%
   Parts and services.....................     12.7     13%         10.1     13%
                                             ------   ----         -----   ----
          Total...........................   $ 97.6    100%        $78.0    100%
                                             ======   ====         =====   ====

     Sales by Market. Our results of operations are affected by external factors that impact the markets in which we compete.

     Sales to the semiconductor market in the three months ended September 29, 2000 increased significantly compared to the same period in 1999. After severe recession in 1997 and 1998, the semiconductor equipment industry began to recover in 1999 and this recovery continued into 2000. Activity has increased in both the front end and back end of the fabrication process, resulting in an increase in orders for trim and test and wafer marking systems.

     Sales to the electronics market in the three months ended September 29, 2000 declined slightly relative to the same period in 1999, mainly in Europe.

     Sales to the automotive market were up significantly in the quarter reflecting the impact of a major contract in this market announced early in January 2000.

     Sales of components increased 12% from the same period in 1999, reflecting continued strong sales growth in this area.

     Sales to the other markets (including aerospace, packaging and medical/biotechnology industries) decreased during the quarter due to the divestiture of certain product lines which were included in this category. Sales to medical/biotechnology industries in subsequent quarters will be further impacted by the sale of the Life Sciences business on October 1, 2000 (see Note 10 to the consolidated financial statements).

     Parts and service sales during the three months ended September 29, 2000 continued to grow, due to customers' increased utilization of existing installed systems and general growth in the installed base.

     Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Backlog was approximately $103 million on September 29, 2000 compared to $103 million on June 30, 2000 and $81 million on October 1, 1999.

     Gross Profit Margin. Gross profit margin of 40.0% in the three months ended September 29, 2000 compares favorably to the gross profit margin of 39.1% in the third quarter of 1999 due to increased sales of higher margin products and consolidation of manufacturing operations.

     Research and Development Expenses. Research and development expenses, net of government assistance, for the three months ended September 29, 2000 were 9.2% of sales or $9.0 million compared to 10.4% of sales or $8.1 million in the three months ended October 1, 1999. Development activities focused on products in the semiconductor, electronics and automotive markets.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were 21.1% of sales or $20.6 million in the three months ended September 29, 2000, compared with 22.7% of sales or $17.7 million in the three months ended October 1, 1999. The decrease in expenses in percentage terms is due primarily to operating efficiencies realized from the merger and higher sales volume.

     Amortization of Technology and Other Intangibles. Amortization of technology and other intangibles was 1.2% of sales or $1.1 million as a result primarily of amortizing intangible assets resulting from the merger.

     Restructuring and Other. During the three months ended September 29, 2000, the Company recorded a benefit of $0.2 million related to royalties earned on the sale of the OLT precision alignment system product line. No restructuring charges were recorded during the third quarter of 2000 and 1999.

     Gain on Sale of Assets. During the three months ended September 29, 2000, the Company sold two facilities in the United States and recorded a net gain of $1.7 million.

     Interest Income. Net interest income was $1.0 million in the three months ended September 29, 2000 , compared to $2 thousand in the three months ended October 1, 1999. The increase in this quarter is due to the investment of the proceeds from the April share offering.

     Foreign Exchange. Foreign exchange transaction losses were $0.2 million in the three months ended September 29, 2000, compared to $0.5 million of losses in the three months ended October 1, 1999.

     Income Taxes. The effective tax rate was 34.9% for the three months ended September 29, 2000 compared to 30.0% for the same period in 1999.

     Net Income. Net income for the three months ended September 29, 2000 was $7.2 million, or $0.18 per share based on 39.8 million weighted average common shares, and $0.17 per share based on 41.7 million diluted weighted average common shares.

Results of Operations for Nine Months Ended September 29, 2000

     The following table presents unaudited year-to-date results of operations as a percentage of sales. We believe this information is helpful in isolating ongoing trends in our business from the effects of the merger. This information has been presented on the same basis as the consolidated financial statements.

                                                        Nine months ended
                                                        -----------------
                                                        Sept. 29,   Oct. 1,
                                                          2000     1999/(1)/
                                                          ----     ---------
Sales.................................................    100.0%      100.0%
Cost of goods sold....................................     59.4        67.0
                                                        -------    --------
Gross profit..........................................     40.6        33.0
Research and development..............................      9.4        10.8
Selling, general and administrative...................     21.9        25.1
Amortization of technology and other intangibles......      1.3         1.5
Acquired in-process research and development..........        -         8.0
Restructuring and other...............................     (1.1)       10.5
                                                        -------    --------
Income (loss) from operations.........................      9.1       (22.9)
Gain on sale of assets................................      0.8           -
Interest income, net..................................      0.6           -
Foreign exchange transaction losses...................     (0.7)       (0.6)
                                                        -------    --------
Income (loss) before income taxes.....................      9.8       (23.5)
Income tax provision (benefit)........................      3.4        (2.5)
                                                        -------    --------
Net income (loss).....................................      6.4%      (21.0)%
                                                        =======    ========

/(1)/ Includes General Scanning from March 22, 1999, the date of the merger of General Scanning and Lumonics.

      Our sales were $278.4 million for the first nine months of 2000, up 35% compared to the first nine months of 1999 on a pro forma basis as if the merger had occurred at the beginning of 1999.

(in millions)                                                 Nine months ended
                                                  -------------------------------------------
                                                     Sept. 29, 2000       Oct. 1, 1999/(1)/
                                                     --------------       -----------------
Quarterly revenues by market:
   Semiconductor..........................        $  54.7       20%       $ 22.0    12%
   Electronics............................           68.7       25%         41.8    23%
   Automotive.............................           21.8        8%          7.1     4%
   Components.............................           32.7       12%         23.1    12%
   Other..................................           62.6       22%         64.4    34%
   Parts and services.....................           37.9       13%         27.5    15%
                                                  -------     ----        ------   ---
          Total...........................        $ 278.4      100%       $185.9   100%
                                                  =======     ====        ======   ====

/(1)/ Includes General Scanning from March 22, 1999, the date of the merger of General Scanning and Lumonics.

     Sales by Market. Our results of operations are affected by external factors that impact the markets in which we compete.

     Sales to the semiconductor market in the nine months ended September 29, 2000 more than doubled compared to the same period in 1999, in part due to the merger in the first quarter of 1999. After severe recession in 1997 and 1998, the semiconductor equipment industry began to recover in 1999 and this recovery continued into 2000. Activity has increased in both the front end and back end of the fabrication process, resulting in an increase in orders for trim and test and wafer marking systems.

     Sales to the electronics market in the nine months ended September 29, 2000 increased by 64% compared to the same period in 1999, again in part due to the merger in the first quarter of 1999. Growth in the electronics market, as is also the case in the semiconductor market, has been fueled by the growing demand for components for telecommunications devices, personal computers, consumer and automotive electronics.

     Growth in sales in the automotive and components sectors is due partially to the impact of the merger with General Scanning Inc. which occurred on March 22, 1999, and to increasing demand for the company's laser processing systems and components in those markets. Sales in the automotive market also reflect the impact of a major contract announced in January 2000.

     Parts and service sales during the nine months ended September 29, 2000 continued to grow, due to customers' increased utilization of existing installed systems, as well as the improvement of parts and service support for the former General Scanning systems and components.

     Gross Profit Margin. Gross profit margin of 40.6% in the nine months ended September 29, 2000 compared to gross profit margin of 33% in the same period of 1999 is due to increased sales of higher margin products, consolidation of manufacturing operations and reduced warranty expense.

     Research and Development Expenses. Research and development expenses, net of government assistance, for the nine months ended September 29, 2000 were 9.4% of sales or $26.3 million compared with 10.8% of sales or $20.0 million for the nine months ended October 1, 1999 (excluding the merger related $14.8 million in-process research and development charge). The increase in dollar terms from the same period in 1999 is due primarily to the impact of the merger with General Scanning Inc. that occurred on March 22, 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were 21.9% of sales or $60.9 million in the nine months ended September 29, 2000, compared with $46.7 million or 25.1% of sales in the nine months ended October 1, 1999. The increase in dollar terms from 1999 is due primarily to the impact of the merger with General Scanning Inc. that occurred on March 22, 1999. The decrease in percentage terms is due primarily to the increased sales volume in 2000.

     Amortization of Technology and Other Intangibles. Amortization of technology and other intangibles was 1.3% of sales or $3.5 million compared to 1.5% of sales or $2.8 million in 1999 consisting primarily of the amortization of intangible assets resulting from the merger.

     Restructuring and Other. During the nine months ended September 29, 2000, the Company recorded a benefit of $0.2 million related to royalties earned on the sale of the OLT precision alignment system product line and $2.7 million received for licensing some of the Company's technology.

     No restructuring charges were recorded during 2000 and the second and third quarters of 1999. A charge of $19.6 million was taken during the three months ended April 2, 1999 to accrue for employee severance, leased facility and related costs associated with the closure of the plant in Oxnard, California and other facilities worldwide. These costs resulted from restructuring and integration of operations following the merger. The Oxnard manufacturing operations shut down was completed during December 1999. Other integration activities included exit costs for some product lines, reducing redundant resources worldwide, and abandoning redundant sales and service facilities. The remaining accrual is $5.8 million at September 29, 2000 (see Note 7 to the financial statements).

     Interest Income. Net interest income was $1.6 million in the nine months ended September 29, 2000, compared to $0.1 million in the nine months ended October 1, 1999. The increase in 2000 is due to the investment of the proceeds from the April share offering.

     Foreign Exchange. Foreign exchange transaction losses were $2.0 million in the nine months ended September 29, 2000, compared to $1.1 million of losses in the nine months ended October 1, 1999.

     Income Taxes. The effective tax rate was 34.9% for the nine months ended September 29, 2000 compared to a tax recovery rate of 10.7% for the nine months ended October 1, 1999.

     Net Income (Loss). Net income for the nine months ended September 29, 2000 was $17.8 million, or $0.47 per share based on 37.6 million weighted average common shares, and $0.45 per share based on 39.6 million diluted weighted average common shares. In April 2000 we offered and sold 4.3 million common shares in a public offering.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $66.8 million on September 29, 2000 compared to $25.3 million at December 31, 1999. Bank debt and the current portion of long-term debt was $16.9 million on September 29, 2000 compared to $28.5 million at December 31, 1999. In April 2000 the Company offered and sold 4,300,000 shares of Common Stock at a price to the public of $17 per share, for net proceeds of $70.1 million. During the nine months ended September 29, 2000, 1,437,765 shares of common stock were issued pursuant to share options exercised for proceeds of $8.2 million.

     During the nine months ended September 29, 2000, we used $14.1 million in operating activities. Net income, after adjustment for non-cash items, provided cash of $21.7 million, offset by $36.1 million of increases in accounts receivable, inventory and other current assets, less increases in current liabilities. In the first nine months of 1999, operations used $3.6 million.

     Cash flow used in investing activities was $9.4 million during the nine months ended September 29, 2000, including $26.2 million generated from the sale of assets in the quarter offset by net purchases of $23.7 million of short-term investments, $6.5 million use in the acquisition of General Optics, and $6.2 million invested in property, plant and equipment. In the first nine months of 1999, investing activities used $0.7 million.

     Cash flow provided by financing activities was $63.1 million for the nine months ended September 29, 2000, primarily from the common share issuance in April 2000 and stock option exercises reduced by repayments of bank indebtedness. In the nine months of 1999, financing activities provided $0.9 million.

     We have credit facilities of approximately $40 million denominated in Canadian dollars, U.S. dollars, British pounds and Japanese yen. Actual bank indebtedness, of which $10.7 million was outstanding at September 29, 2000, is due on demand and bears interest based on prime. Accounts receivable and inventories have been pledged as collateral for the bank indebtedness under general security agreements. The borrowings require us to maintain specified financial ratios and conditions. We are currently in compliance with those ratios and conditions.

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

Credit Risk. There is no concentration of credit risk related to our position in trade accounts receivable. Credit risk, with respect to trade receivables, is minimized because of the diversification of our operations, as well as our large customer base and its geographical dispersion. We are exposed to credit-related losses with respect to any positive fair value of our swap contracts and any gains on foreign currency contracts described below in the event of non-performance by banks acting as counterparties to the swap and foreign currency contracts. We do not expect either counterparty to fail to meet its obligations.

Foreign Currency Risk. We have a foreign currency hedging program using currency forwards and currency options to hedge exposure to foreign currencies. The goal of the hedging program is to manage risk associated with fluctuations in the value of the foreign currency. We do not currently use currency forwards or currency options for trading purposes. We currently have swap contracts outstanding, converting yen denominated obligations into U.S. dollar obligations and converting yen denominated obligations into Canadian dollar obligations. In addition, we have foreign currency contracts to exchange foreign currencies (yen and pound sterling) with or for U.S. dollars.

See Note 6 to the financial statements.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          GSI Lumonics Inc. v. BioDiscovery Inc. In the California action forming part of these proceedings, the Court in September 2000 allowed a motion by GSI Lumonics Inc. to dismiss BioDisovery's president's complaint insofaras it alleged any reverse engineering, reverse compiling or copying of ImaGene(C). See also the description of this litigation in Note 8 to the Financial Statements.

          Electro Scientific Industries, Inc. v. GSI Lumonics Inc. In these proceedings, in April 1999, Electro Scientific Industries was awarded a $13.1 million damage judgment against GSI Lumonics Inc. This has been appealed by GSI Lumonics Inc. and oral argument on the appeal occurred on October 3, 2000. See also the description of this litigation in Note 8 to the Financial Statements.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   List of Exhibits

               EXHIBIT
               NUMBER         DESCRIPTION
               ------         -----------
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

GSI Lumonics Inc.

Name                        Title                                                  Date
----------------------      -------------------------------------------      -----------------
/s/ CHARLES D. WINSTON      Director and Chief Executive Officer             November 13, 2000
----------------------
Charles D. Winston          (Principal Executive Officer)

/s/ THOMAS R. SWAIN         Vice President Finance and Chief Financial       November 13, 2000
-------------------
Thomas R. Swain             Officer (Principal Financial and Accounting
                            Officer)