Form 10-K405
period 2000-12-31
GSI LUMONICS INC
filed 2001-03-23
CIK 1076930

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ______________

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                         Commission File No. 333-71449

                               GSI Lumonics Inc.
            (Exact name of registrant as specified in its charter)

           New Brunswick, Canada                            38-1859358
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

            105 Schneider Road,                               K2K 1Y3
         Kanata, Ontario, Canada                            (Zip Code)
(Address of principal executive offices)

                                (613) 592-1460
             (Registrant's telephone number, including area code)

                              ___________________

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On February 28, 2001, 40,259,434 shares of the Common Stock of GSI Lumonics Inc. were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of GSI Lumonics Inc., based on the closing price of the shares on the NASDAQ National Market on February 28, 2001 of U.S.$9.1875, was approximately U.S.$332,414,738 (assumes officers, directors, and all shareholders beneficially owning 5% or more of the outstanding Common Stock are affiliates).

                      Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2001 are incorporated by reference in Part III of the Report.

                               GSI LUMONICS INC.

                               TABLE OF CONTENTS

Item No.                                                                                                   Page No.
--------                                                                                                   --------
PART I................................................................................................            3
         ITEM 1.    BUSINESS OF GSI LUMONICS INC......................................................            3
         ITEM 2.    PROPERTIES........................................................................           12
         ITEM 3.    LEGAL PROCEEDINGS.................................................................           13
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................           14
         ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT..............................................           14
PART II...............................................................................................           16
         ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS..............           16
         ITEM 6.    SELECTED FINANCIAL DATA...........................................................           17
         ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS.......................................................................           18
         ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................           30
         ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................           31
         ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                     DISCLOSURE.......................................................................           56
PART III..............................................................................................           56
         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISRANT.................................           56
         ITEM 11.   EXECUTIVE COMPENSATION............................................................           56
         ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT.....................           56
         ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................           56
PART IV...............................................................................................           57
         ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...................           57

As used in this report, the terms "we," "us," "our," "GSI Lumonics" and the "Company" mean GSI Lumonics Inc. and its subsidiaries, unless the context indicates another meaning.

The following trademarks and trade names of GSI Lumonics are used in this report: WaferMark(R), LightWriter(R), ScreenCut(R), ICMARKII(TM), LuxStar(R), Laserdyne(R) and LaserMark(R).

Exchange Rate Information

The following table sets forth in Canadian dollars the exchange rates of the Canadian dollar to the United States dollar, determined based upon publicly available information from the Federal Reserve Bank of New York for the calendar years 1996 through 2000. For example, on December 31, 2000, one US dollar bought
1.4995 Canadian dollars.

                                        2000            1999            1998           1997            1996
                                        ----            ----            ----           ----            ----
  High                               Cdn$1.5600      Cdn$1.5302     Cdn$1.577002    Cdn$1.4398      Cdn$1.3822
  Low                                    1.4350          1.4440           1.4075        1.3357          1.3310
  End of Period                          1.4995          1.4440           1.5375        1.4288          1.3697
  Average (1)                            1.4871          1.4827           1.4898        1.3845          1.3637

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

                                    PART I

ITEM 1.   BUSINESS OF GSI LUMONICS INC.


Overview

We design, develop, manufacture and market laser-based advanced manufacturing systems and components as enabling tools for a wide range of high-technology applications, including computer-chip memory repair processing, inspection systems for solder paste and component placement on surface-mount ("SMT") printed circuits, via drilling, hybrid circuit trim and circuit trim on silicon. We also provide precision optics for Dense Wave Division Multiplexing ("DWDM") networks. Major markets for our products include the semiconductor, electronics, and telecommunications industries. In addition, we sell to other markets such as the aerospace industry.

Corporate History

GSI Lumonics Inc., a New Brunswick corporation, is the product of a merger of equals between General Scanning Inc. and Lumonics Inc. that was completed on March 22, 1999. Our shares trade on The Nasdaq Stock Market(R)under the symbol GSLI and on The Toronto Stock Exchange under the symbol LSI. Immediately following the merger, the General Scanning shareholders and the Lumonics shareholders each, as a group, owned approximately 50% of the combined company's common shares.

General Scanning Inc. was incorporated in 1968 in Massachusetts. In its early years, General Scanning developed, manufactured and sold components and subsystems for high-speed micro positioning of laser beams. Starting in the mid-to-late 1980s, General Scanning began manufacturing complete laser-based advanced manufacturing systems for the semiconductor and electronics markets as well as a number of other applications such as aerospace assembly and medical recording and imaging.

Lumonics Inc. was incorporated in 1970 for the purpose of producing lasers for scientific and research applications. It first became a public company in 1980, with its common shares listed on The Toronto Stock Exchange until 1989. In 1989, all common shares were acquired by a wholly owned subsidiary of Sumitomo Heavy Industries, Ltd., and Lumonics ceased to be a public company. On September 28, 1995, it again became a public company, and its shares were listed on The Toronto Stock Exchange. At December 31, 2000, Sumitomo owned 10.2% of the outstanding shares of GSI Lumonics.


Industry Overview

Industrial lasers are generally used in the semiconductor and electronics industries, with a growing number of applications in other industries as well. In the long term, subject to market cycles, we expect capital equipment expenditures by the semiconductor and electronics industry, fueled by demand for computers, cellular phones and communications devices, to stimulate demand for laser-based systems.

Some firms in the semiconductor industry have recently announced a slowdown in new orders as market conditions weaken. Several significant markets for our products have historically been subject to economic fluctuations due to the substantial capital investment required in the industries served. In the past, this has led to significant short-term over- or under-capacity in some markets, particularly in the semiconductor industry where we generated 23% of our revenues during 2000. These fluctuations may continue and could have an adverse impact on our operations. The rapid and increasingly severe downturn in the United States economy in the first quarter of 2001 could affect economies in Canada, Europe and in other countries and geographic regions in which we conduct business. To the extent that this occurs, demand for our products could be negatively affected in these countries and geographic regions. IC Insights, an independent market research company, projects semiconductor capital equipment spending will increase from an actual of $32.6 billion in 1999 to $59.2 billion in 2000, $53.2 billion in 2001 and $48.8 billion in 2002.

The telecommunications market has been a very fast growing area, driven primarily by growth of the Internet and digital communications. The capacity and amount of data transmitted in recent years grew by at least 100% per year and is expected to continue to grow, and will likely make fiber optics the technology of choice for high bandwidth use. GSI Lumonics, through its subsidiary, WavePrecision Inc., manufactures optical components used by industry-leading customers for selecting, shifting, switching and interleaving precise wavelengths of light to increase bandwidth and efficiency of fiber optic telecommunications networks.

We see the principal market drivers to be:

 . the ongoing increases in functionality of computer, telecommunications devices and consumer electronics which, in turn, lead to growing technical demands on circuits and components and the equipment used to manufacture them.

 .  the proliferation of new electronic products.

 . the continuing miniaturization of components with greater densities and smaller line widths that require new generations of manufacturing technology.

 .  the Internet and its ever-increasing usage in all areas of society.

 .  the growing use of wireless technology in personal and business applications.

 . advances in process technology that are creating new opportunities for advanced manufacturing systems.


Corporate Strategy

During fiscal 2000, we accomplished the major portion of a strategic repositioning of the Company through a series of divestitures, one acquisition and reassignment of resources. Our intentions are to accelerate growth and increase market share. The key elements of our strategy include:

 . Invest in laser-based technologies, products and capabilities which position us as one of the leading competitors in markets that offer strong profitable growth opportunities, specifically semiconductor and electronics;

 .  Concentrate on high value-added systems that have a global market;

 . Enhance our capabilities to supply parts on precision optical components used in DWDM for fiber optic telecommunications networks;

 . Further strengthen our competencies in technology, manufacturing and distribution; and

 .  Acquire complementary products and technologies.

Consistent with our strategy, we have divested product lines that were no longer strategic. These actions allowed us to redirect capital to opportunities in our strategic markets including semiconductor, electronics, and telecommunications.

In 2000, we took specific actions to strengthen our position in our strategic markets:

 . Semiconductors. We introduced a new technology platform for memory repair, an application for our manufacturing systems. We estimate the annual market for memory repair systems is greater than $100 million of which we currently have less than a 10% share.

 . Electronics. We enhanced our market position in printed circuit board manufacturing processes, including solder paste inspection, via drilling and thick film trimming, by investing significantly in research and development. We believe that demand for products such as telecommunications equipment, cell phones and pagers will drive demand for our newly developed products.

 . Telecommunications. With the recent acceleration in the construction of fiber optic networks, demand for our precision optic products has increased significantly. In 1999, we began to enhance our capability to supply precision optical components used in DWDM for fiber optic telecommunication networks. In early 2001, we formally incorporated our optics business unit under the name WavePrecision Inc. Currently, approximately 60% of WavePrecision revenues are to the telecom industry, with the balance to medical, aerospace, semiconductor and other specialty applications.

Products and Services

Semiconductor Market

Our laser systems are used in numerous production process steps within the semiconductor industry, which is characterized by ever increasing demands on throughput, reduced device size and increased device complexity, performance, traceability and quality. Semiconductor devices are used in a variety of products including electronics, consumer products, personal computers, communications products, appliances and medical instruments.

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

Permanent Marking Systems. We provide products to support the product marking requirements of the semiconductor industry. WaferMark laser systems are used for the marking of silicon wafers at the front end of the semiconductor process, aiding process control and device traceability. These systems incorporate advanced robotics and proprietary process control technology to provide debris free marking of high-density silicon wafers along automated production lines. We also supply systems for die marking of wafers. Our automated wafer marking system supports individual bare die traceability marks. The system incorporates a tightly coupled vision system for automated wafer identification and mark alignment on each die. Complete system operation is managed with software for intuitive process monitoring and automated wafer map downloading through a single graphical user interface. In addition, at the back end of the semiconductor process, our HM, LM, and LightWriter series of laser marker products support additional semiconductor device marking capabilities, such as in-tray marking of integrated circuits.

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

Surface Mount Measurement Systems. Our surface mount measurement products are used in the manufacture of printed circuit board assemblies. In the manufacture process, surface-mount solder, in paste form, is stenciled onto the circuit board with a screen printer, and components are then placed in their respective positions on the board by automated equipment. Our systems use our patented three-dimensional scanning laser data acquisition technology to inspect either solder paste depositions or component placement accuracy.

Thick Film Laser Processing Systems. Our laser systems are used in the production of thick film resistive components for surface mount technology electronic circuits, known as chip resistors, as well as more general-purpose hybrid thick film electronic circuits.

Permanent Marking Systems. We offer a broad line of laser marking systems for printed circuit boards and other electronic components. These systems place permanent high-contrast marks in any combination of text, barcodes, or 2D cell codes on even the highest density circuit boards using an industry standard interface. We manufacture many other component marking systems that have found wide acceptance in the electronics market. Among the features offered by these systems are speed, accuracy, power control, wide field marking and application specific control software.

Industrial Markets

We manufacture laser systems for the aerospace and other industrial markets for advanced manufacturing applications. Our laser systems can be controlled and directed with precision and used in a wide spectrum of applications. Lasers offer lower production costs, fast solutions and flexibility on the production line. In addition to lasers, systems may include precision optics, fiber optics, control software, robotics, machine vision, motion control and parts handling.

Our JK Series laser systems incorporate advanced solid-state laser technology to produce efficient, reliable, dependable and accurate production systems. These systems operate at uniform energy density, offer improved process efficiency and require less energy. These systems use our patented power supply, allowing a wide range of applications, including drilling cooling holes in jet engine turbo fans. They also permit high speed, repetitive processing which maximizes production rates. Our JK Series can be readily linked with robotics systems to provide manufacturers with a flexible production tool.

Permanent Marking Systems. Our LaserMark and HM systems provide marking capabilities for aerospace and other industrial markets.

Optical and Other Components

Telecommunications. We design and manufacture precision optical components used in DWDM technology for increasing the bandwidth of fiber optic networks. These networks have been used mostly for `long-haul' inter-city applications and, more recently, over short-range `metro' applications using optical add drop multiplexing. Our products select, shift or interleave very precise wavelengths of light, thereby increasing the bandwidth and efficiency of DWDM systems. These products require highly precise polishing and measurement technology to produce components to exact specifications that are critical to their performance.

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

Other Markets and Products

Printing Products. We produce a variety of printing products. Thermal printers are used in end products such as defibrillators, patient care monitors, and cardiac pacemaker programmers. We also produce specialty-printing products.

Film Imaging Systems. We produce laser imaging and digitizing equipment for use with data sets from computer assisted tomography, magnetic resonance imaging or nuclear medicine equipment.

Customers

We have over 1,000 customers, many of whom are among the largest global participants in their industries. Many of our customers participate in several market segments. These customers include:

        Semiconductor                Electronics          Other
        --------------               -----------          -----
        Anadigics                    A.T.&S.              3M
        Analog Devices               Bosch                AB Dick
        Cypress Semiconductor        Celestica            Cardiac Pacemakers
        Dominion Semiconductor       Ericsson             Ciba
        Flip Chip Semiconductor      Hewlett Packard      Corning
        IBM                          IBM                  General Electric
        Intel                        Jabil Circuits       Gillette
        Maxim                        Kyocera              Glaxo
        Micron                       Lucent               JDS Uniphase
        Mitsubishi                   Matsushita           Kodak
        Motorola                     Motorola             Medtronic
        National Semiconductor       Nippon Denso         Pratt & Whitney
        Powerchip Semiconductor      Nortel               Rolls Royce
        Samsung                      Philips              Vickers
        Texas Instruments            SDL
        Toshiba                      Seagate
                                     SGS Thomson
                                     Siemens
                                     Toshiba
                                     Vishay


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

We direct our worldwide advanced manufacturing systems sales activities from the United States. Sales management for components is based in Massachusetts. Field offices are located close to key customers to maximize sales and support effectiveness. In Europe, we maintain offices in the United Kingdom, Germany, France and Italy, and in the Asia-Pacific region, in Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore and Taiwan. Selected independent distributors and agents, who sell our products in areas such as Eastern Europe, Australia and Latin America, augment our direct sales organization.

We provide 24-hour, 365-day-a-year service support to our advanced manufacturing systems customers. Our service support organization is based in Farmington Hills, Michigan, Munich and Hong Kong for the North American, European, and Asia-Pacific regions, respectively. This support includes field service personnel who reside close to concentrations of customer sites. These field service and in-house technical support personnel receive ongoing training with respect to our laser-based systems, maintenance procedures, laser-operating techniques and processing technology. Many of our distributors also provide customer service and support. In order to minimize disruption to customers' manufacturing operations, we provide same or next day delivery of replacement parts worldwide from three regional replacement parts logistics centers.

Competition

We face substantial competition in several markets from both established competitors and potential new market entrants. Significant competitive factors include product functionality, performance, size, flexibility, price, market presence, customer satisfaction, customer support capabilities and breadth of product line. We believe that we compete favorably on the basis of each of these factors.

Competition for our products is concentrated in certain markets and fragmented in others. In laser-based processing systems for the semiconductor and electronics markets, we compete primarily with a few large companies such as Electro Scientific Industries and NEC. In laser-based marking systems there are several significant competitors, such as Excel Technology and Rofin-Sinar, as well as a large number of smaller companies that compete with us on a limited geographic, industry-specific or application-specific basis. In industrial markets, we compete with Trumpf-Haas, Prima, Robomatix, and Unitek. In other markets, we compete with CTI, a unit of Excel Technology, in scanning components and with several companies in optical components.

We expect our competitors to continue to improve the design and performance of their products. There is a risk that our competitors will develop enhancements to, or future generations of, competitive products that will offer superior price or performance features, or that new processes or technologies will emerge that render our products less competitive or obsolete. Increased competitive pressure could lead to lower prices for our products, adversely affecting sales and profitability.


Manufacturing

We perform internally those manufacturing functions that enable us to add value and to maintain control over critical portions of the production process and outsource other portions of the production process. This approach has led to changes in our manufacturing organization as we move attention from the management of internal production processes to the management of supplier quality and production. The retained internal activity is focused on module integration and testing with particular emphasis on our customers' applications. We believe we achieve a number of competitive advantages from this integration, including the ability to achieve lower costs and higher quality, bring new products and product enhancements more quickly and reliably to market, and produce sophisticated component parts not available from other sources.

We manufacture at eight facilities in North America and Europe. Each of our manufacturing facilities has co-located manufacturing, manufacturing engineering, marketing and product design personnel. We believe that this organizational proximity greatly accelerates development and entry into production of new products and aids economical manufacturing. Many of our products are manufactured under ISO 9001 certification.

During fiscal 2000, we sold our metrology product line and Simi Valley, California facility. We also sold our Watertown, Massachusetts facility in the United States and moved that production to our other existing facilities in the Boston area. We no longer occupy our Hull, England and Phoenix, Arizona facilities because of the sale of those operations. During the fourth quarter of fiscal 2000, the Company decided to take steps to reduce the space we occupy at our Rugby, United Kingdom facility and three leased facility locations in the United States and Germany.

We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile, or otherwise hazardous chemicals used on our premises. We believe we are in material compliance with these regulations and have obtained all necessary environmental permits to conduct our business.

Research and Development

During 2000, 1999 and 1998, we spent $33.9 million, $28.7 million and $13.0 million, respectively, on development programs directed at creating new products, product enhancements and new applications for existing products, as well as funding research into future market opportunities. The markets we serve are generally characterized by rapid technological change and product innovation. We believe that continued timely development of new products and product enhancements to serve both existing and new markets is necessary to remain competitive.

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

Mechanics: design of large laser-based advanced manufacturing systems and small precision servomechanisms and optical scanners, typically associated with a broad spectrum of laser systems.

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


Patents and Intellectual Property

Our intellectual property includes copyrights, patents, proprietary software, technical know-how and expertise, designs, process techniques and inventions. We own 88 United States and 53 foreign patents; in addition, applications are pending for 56 United States and 83 foreign patents. We have also been licensed under a number of patents in the United States and foreign countries. There can be no assurance as to the degree of protection offered by these patents or as to the likelihood that patents will be issued for pending applications.

We also rely on trade secret protection for our confidential and proprietary information. We routinely enter into confidentiality agreements with our employees and consultants. There is a risk that these agreements will not provide meaningful protection of our proprietary information in the event of misappropriation or disclosure.

Human Resources

At December 31, 2000, we had 1,552 employees in the following areas:


                                                  Number of
                                                  employees      Percentage
                                                  ---------      ----------
         Production and operations                      634             41%
         Customer service                               181             12%
         Sales, marketing and distribution              257             16%
         Research and development                       269             17%
         Administration                                 211             14%
                                                      -----            ----
              Total                                   1,552            100%
                                                      =====            ====


Other

Information concerning product lines, working capital, research and development expenses, and seasonality may be found in Item 7, Management Discussion and Analysis. Information about geographic segments may be found in Note 17 to the Consolidated Financial Statements.

ITEM 2.   PROPERTIES

The principal owned and leased properties of GSI Lumonics and its subsidiaries are listed in the table below.

                                                                    Approximate                Owned/
     Location                          Principal Use                Square Feet                Leased
  Kanata, Ontario, Canada   Principal corporate executive             75,000                    Owned
                            offices; Manufacturing, R&D,
                            Marketing, Sales

  Nepean, Ontario, Canada   Manufacturing, R&D, Marketing, Sales      41,000                    Owned
                                                                    (two sites)

  Billerica, MA, USA        Manufacturing, R&D, Marketing, Sales      80,000      Leased; expires in 2008 with two
                                                                                       5-year renewal options

  Wilmington, MA, USA       Manufacturing, R&D, Marketing, Sales      78,000      Leased; expires in 2007 with two
                                                                                       5-year renewal options

  Bedford, MA, USA          Manufacturing, R&D, Marketing, Sales      51,000      Leased; expires in 2003 with one
                                                                                        3-year renewal option

  Oxnard, CA, USA           Sales and administration using 9,000      44,000           Leased; expires in 2004
                            square feet (35,000 square feet
                            currently unoccupied and offered for
                            sublease)

  Moorpark, CA, USA         Manufacturing, R&D, Marketing, Sales      49,000      Leased; expires in 2005 with one
                                                                   (three sites)        5-year renewal option

  Maple Grove, MN, USA      Manufacturing, R&D, Marketing, Sales      104,000       Leased; expires in 2003 with
                                                                                    three 1-year renewal options

  Farmington Hills, MN,     Customer Support and Logistics Center     56,000        Leased; expires in 2003 with
  USA                                                                               three 1-year renewal options

 Livonia, MI, USA          Customer Support and Logistics Center     30,000        Leased; expires in July 2001
                            (currently unoccupied and offered for
                            sublease)

  Rugby, England            Manufacturing, R&D, Marketing, Sales      113,000                   Owned

  Munich, Germany           Customer Support and Logistics Center     29,000        Leased; expires in 2013 with
                                                                                           option to renew

Additional sales, service and logistics sites are located in France, Hong Kong, Italy, Japan, Korea, Malaysia, the Philippines, Singapore, and Taiwan. These additional marketing and sales offices are in leased facilities occupying approximately 44,000 square feet in the aggregate. The Company will soon occupy a 9,700 square feet facility in Nepean, Ontario, Canada subject to a five-year lease commitment.

Because of actions during fiscal 2000, we no longer operate out of our former facilities in Simi Valley, CA, Watertown, MA, Hull, England, and Phoenix, AZ. In conjunction with the exit activities described in Note 15 to the Consolidated Financial Statements, the Company is planning to reduce excess manufacturing and distribution capacity.

After the above-mentioned rationalization of facilities, the Company believes the productive capacity of the remaining facilities to be both suitable and adequate for the requirements of its business.

ITEM 3.   LEGAL PROCEEDINGS

Robotic Vision Systems, Inc. v. View Engineering, Inc., USDC Case No. 95-7441. In March 2000, the United States District Court for the Central District of California entered judgement in favor of View Engineering, Inc., a wholly owned subsidiary. Robotic Vision had alleged infringement relating to lead inspection machines formerly sold by View Engineering and sought damages of $60.5 million. The District Court found Robotic Vision's patent invalid and Robotic Vision has appealed. The argument for that appeal took place on March 9, 2001.

GSI Lumonics Inc. v. BioDiscovery, Inc. On December 10, 1999 GSI Lumonics filed suit in the United States District Court for the District of Massachusetts seeking a declaration that its QuantArray Microarray Analysis Software does not infringe any copyrights owned, licensed or assigned to BioDiscovery, Inc. or its president. BioDiscovery, Inc. is a manufacturer of microarray quantification software under the name ImaGene(C). On December 21, 1999, BioDiscovery's president responded to the action for declaratory judgment by filing a separate suit in the United States District Court for the Southern District of California, alleging that GSI Lumonics reverse engineered his software, and also sued for copyright infringement. In the Massachusetts action, the court denied BioDiscovery's president's motion to dismiss and scheduled the trial for May 2000. In April 2000, shortly before the trial was scheduled to begin, BioDiscovery's president abandoned his copyright infringement claim and consented to the entry of a default judgment in favor of GSI Lumonics. In the California action the court, in September 2000, allowed a motion by the Company to dismiss BioDiscovery's president's complaint insofar as it alleged any reverse engineering, reverse compiling or copying of ImaGene(C). On November 15, 2000, GSI Lumonics, BioDiscovery and BioDiscovery's president entered into a settlement agreement whereby the parties agreed to dismiss all pending actions with prejudice. The California Action was therefore voluntarily dismissed with prejudice.

Electro Scientific Industries, Inc. v. GSI Lumonics Inc. On March 16, 2000, Electro Scientific Industries, Inc. filed an action for patent infringement in the United States District Court for the Central District of California against the Company and Dynamic Details Inc., an unrelated party that is one of the Company's customers. Electro Scientific alleges that the Company offers to sell and import into the United States the GS-600 high speed laser drilling system and that Dynamic Details possesses and uses a GS-600 System. It further alleges that Dynamic Details' use of the GS-600 laser system infringes Electro Scientific's U.S. patent no.5,847,960 and that the Company has actively induced the infringement of, and contributorily infringed, the patent. Electro Scientific seeks an injunction, unspecified damages, trebling of those damages, and attorney fees. GSI Lumonics has indemnified Dynamic Details with respect to these allegations. Discovery in the case is set to close on June 15, 2001 and trial is scheduled for October 30, 2001.

Electro Scientific Industries, Inc. v. General Scanning, Inc. In September 1998, the United States District Court for the Northern District of California granted Electro Scientific's motions for summary judgment against General Scanning in this case on a claim of patent infringement and on the issue of whether Electro Scientific committed inequitable conduct by intentionally failing to cite prior art to the U.S. Patent Office in connection with one of its patents. The Court denied General Scanning's motion for summary judgment that the Electro Scientific patents are invalid due to prior art. During March 1999, the Court granted Electro Scientific's motion for partial summary judgment that upgrade kits, sold by General Scanning for 1.3 micron laser wavelength memory repair, infringe the Electro Scientific patents in suit. In April 1999 a federal court jury issued a verdict that Electro Scientific's patent 5,473,624 was invalid, and that Electro Scientific's patent 5,265,114 was valid, and awarded a $13.1 million damage judgment against the Company. In July 1999, the Court refused Electro Scientific's requests to increase damages awarded by the jury in April, and for attorney fees, but granted interest on the damages. The Company recorded a provision during the three months ended April 2, 1999 of $19 million to reflect the amount of the damage award plus accrued interest and related costs. The Court also affirmed the jury's decision to invalidate one of the two patents asserted by Electro Scientific in the case. The Company has appealed the decisions on infringement, the validity of the second patent and the award of damages. The Company was required to post an unsecured bond with the court in order to proceed with the appeal. The appeal was argued on October 3, 2000 and the appeals court has not yet rendered a decision.

GSI Lumonics believes that Robotic Vision's and Electro Scientific's claims in the above actions are without merit and is vigorously defending these proceedings. However, if the Company was to lose on one or more of the claims and damages are awarded, there could be a material adverse effect on its operating results and/or financial condition. The outcome is not determinable at this time.

Other. As the Company has disclosed since 1994, a party has commenced legal proceedings in the United States against a number of U.S. manufacturing companies, including companies that have purchased systems from GSI Lumonics. The plaintiff in the proceedings has alleged that certain equipment used by these manufacturers infringes patents claimed to be held by the plaintiff. While GSI Lumonics is not a defendant in any of the proceedings, several of GSI Lumonics customers have notified GSI Lumonics that, if the party successfully pursues infringement claims against them, they may require GSI Lumonics to indemnify them to the extent that any of their losses can be attributed to systems sold to them by GSI Lumonics. GSI Lumonics does not believe that the outcome of these claims will have a material adverse effect upon GSI Lumonics, but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect upon the Company's financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of the current executive officers of the Company as at March 16, 2001, and the principal occupations held by each person named for at least the past five years. Executive officers serve at the pleasure of the Board of Directors.

         Name              Age         Position with GSI Lumonics
  Charles D. Winston       60        President and Chief Executive Officer
  Thomas R. Swain          55        Vice President, Finance and Chief Financial Officer
  Patrick D. Austin        50        Vice President, Sales, Laser Systems
  William L. Housley       45        Vice President, Operations, Laser Systems
  Linda Palmer             49        Vice President, Human Resources
  Kurt A. Pelsue           48        Vice President, Technology
  Felix I. Stukalin        39        Vice President, WavePrecision Inc.
  Victor H. Woolley        59        Vice President, Strategic Planning

Charles D. Winston has served as Chief Executive Officer of GSI Lumonics beginning in March 1999 and as President beginning in November 1999. He previously served as President and Chief Executive Officer of General Scanning commencing in September 1988. Mr. Winston served as a Director of General Scanning from 1989 until the merger. Prior to joining General Scanning, from 1986 to 1988, Mr. Winston served as a management consultant. In 1986, Mr. Winston was an officer of Savin Corporation. From 1981 to 1985, he served as a Senior Vice President of Federal Express Corporation.

Thomas R. Swain has held his current position beginning in September 2000. He joined General Scanning in August 1996 with the acquisition of View Engineering and served as Vice President and General Manager. Prior to the acquisition, Mr. Swain was President and Chief Executive Officer of View Engineering.

Patrick D. Austin has held his current position beginning in March 1999, and has served as Vice President, Sales for Lumonics Inc. beginning in January 1996. Prior to that time he was Vice President, Market Development for Lumonics and prior to October 1992 was Vice President, Laser Marking Division.

William L. Housley joined GSI Lumonics in January 2001. Beginning in 1999, Mr. Housley served as President, Optical Storage Group for Oak Technology. Prior to that, Mr. Housley served as Director of Operations, Imaging and Storage Division for Motorola Semiconductor Products Sector.

Linda Palmer assumed her current role in December 1999 having served as Vice President of Integration from March 1999. She had been General Scanning's Vice President of Human Resources beginning in 1996. Prior to that time, Ms. Palmer served as Director of Human Resources for Analog Devices.

Kurt A. Pelsue assumed his current position in March 1999 having served beginning in 1997 as Vice President, Corporate Engineering for General Scanning. Prior to that time, Mr. Pelsue held numerous senior level engineering assignments within General Scanning. He joined General Scanning in 1976.

Felix I. Stukalin was appointed to his position in March 2000. Prior to that Mr. Stukalin served as Vice President, Components. He joined General Scanning in 1994 as Director of Engineering for the Components Division and in 1999 was appointed General Manager of that Division.

Victor H. Woolley assumed his current role in March 1999, having served as Chief Financial Officer, Treasurer and Clerk of General Scanning Inc. beginning in August 1995. From 1986 to 1995, Mr. Woolley was Vice President and Chief Financial Officer of Sepracor Inc.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

GSI Lumonics common stock, no par value, trades on The Nasdaq Stock Market(R) under the symbol GSLI and on The Toronto Stock Exchange (the "TSE") under the symbol LSI. Prior to the 1999 merger, Lumonics' common stock was traded on The Toronto Stock Exchange under the symbol LUM beginning September 29, 1995. From May 1989 to September 28, 1995 the Company's Common Stock was not publicly traded.

The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported by Nasdaq in U.S. dollars and the TSE in Canadian dollars.

                                               Nasdaq                Toronto Stock Exchange Price
                                             Price Range                         Range
                                                 US$                             Cdn$
                                         High           Low              High            Low
                                         ----           ---              ----            ---
Fiscal year 2000:
    First Quarter                       $29.375       $  8.250           $40.00        $11.80
    Second Quarter                       36.000         11.750            53.75         18.50
    Third Quarter                        43.500         16.250            64.00         24.55
    Fourth Quarter                       17.063          7.000            26.00         10.75

Fiscal year 1999:
    First Quarter                       $ 6.813        $ 4.500           $10.50        $ 6.75
    Second Quarter                        4.750          3.250             7.00          5.00
    Third Quarter                         6.875          4.063            10.25          5.95
    Fourth Quarter                       11.250          4.188            16.20          7.60


Holders

On February 28, 2001, there were approximately 133 holders of record of Common Stock. Since many of the shares of Common Stock are registered in "nominee" or "street" name, the Company estimates that the total number of beneficial owners is considerably higher.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company currently intends to reinvest its earnings for use in the business and does not expect to pay cash dividends in the foreseeable future. Subject to the provisions of the Canada-US Income Tax Convention (the "Convention"), Canadian withholding tax at a rate of 25% will be payable on dividends paid or credited, or deemed to be paid or credited, by GSI Lumonics to a US holder on GSI Lumonics common shares. Under the Convention, the withholding tax rate is reduced to 15%, or if the US holder is a corporation that owns 10% or more of GSI Lumonics voting stock, to 5%.

ITEM 6.   SELECTED FINANCIAL DATA

This section presents our selected consolidated financial data prepared in accordance with U.S. GAAP for the five fiscal years ended December 31, 2000. The information set forth should be read carefully in conjunction with the consolidated financial statements, including the notes to the consolidated financial statements, and the management's discussion and analysis included in this report. The selected consolidated data in this section is not intended to replace the consolidated financial statements.

On March 22, 1999, Lumonics and General Scanning completed a merger of equals. We recorded this transaction as a purchase for accounting purposes. Accordingly, the consolidated financial statements exclude the results of General Scanning before the merger date and therefore do not provide meaningful year-to-year comparative information. Note 2 to the consolidated financial statements include, for illustrative purposes, unaudited pro forma information as if the merger had occurred January 1, 1998. Results for 1999 reflect $34.5 million of restructuring and acquired in-process research and development expenses related to the merger.

                                                                           Years ended December 31,
                                                              -------------------------------------------------
                                                            2000        1999        1998        1997         1996
                                                          ---------   ---------   ---------   ---------    ---------
                                                                   (in thousands except per share amounts)
Consolidated Statement of Operations Data:
Sales                                                     $ 373,864   $ 274,550   $ 144,192   $ 177,328    $ 153,367
Gross profit                                                124,961      95,777      40,673      65,922       60,999
Operating expenses:
  Research and development                                   33,931      28,700      12,985      11,993       11,872
  Selling, general and administrative                        80,949      64,653      38,191      37,591       32,999
  Amortization of technology and other intangibles            4,851       4,070         861         400          381
  Acquired in-process research and development                   --      14,830          --          --           --
  Restructuring and other                                     7,196      19,631       2,022          --           --
                                                          ---------   ---------   ---------   ---------    ---------
Income (loss) from operations                                (1,966)    (36,107)    (13,386)     15,938       15,747
  Gain on sales of assets, foreign exchange and interest     77,009      (1,223)      2,210       1,048          634
                                                          ---------   ---------   ---------   ---------    ---------
Income (loss) before income taxes                            75,043     (37,330)    (11,176)     16,986       16,381
Income tax provision (benefit)                               29,666      (2,556)     (3,260)      5,074        4,635
                                                          ---------   ---------   ---------   ---------    ---------
Net income (loss) for the year                            $  45,377   $ (34,774)  $  (7,916)  $  11,912    $  11,746
                                                          =========   =========   =========   =========    =========
Net income (loss) per common share:
  Basic                                                   $    1.19   $   (1.14)  $   (0.46)  $    0.75    $    0.83
  Diluted                                                 $    1.13   $   (1.14)  $   (0.46)  $    0.72    $    0.78
                                                          =========   =========   =========   =========    =========

Weighted average common shares outstanding (000's)           38,187      30,442      17,079      15,989       14,077
Weighted average common shares outstanding and dilutive
potential common shares (000's)                              40,000      30,442      17,079      16,454       15,079

                                                                                 December 31,
                                                              -------------------------------------------------
                                                            2000        1999        1998        1997         1996
                                                          ---------   ---------   ---------   ---------    ---------
                                                                                (in thousands)
Balance Sheet Data:
Working capital                                           $ 190,978   $ 103,727   $ 85,977    $ 110,895    $ 71,981
Total assets                                                431,184     289,722    159,642      189,180     135,602
Long-term liabilities, including current portion              8,626       9,898      7,082        9,239      13,820
Total stockholders' equity                                  289,267     171,730    120,757      133,623      88,345

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

Overview

We design, develop, manufacture and market laser-based advanced manufacturing systems and components as enabling tools for a wide range of high-technology applications, including computer-chip memory repair processing, inspection systems for solder paste and component placement on surface-mount ("SMT") printed circuits, via drilling, hybrid circuit trim and circuit trim on silicon. We also provide precision optics for Dense Wave Division Multiplexing ("DWDM") networks. Major markets for our products include the semiconductor, electronics, and telecommunications industries. In addition, we sell to other markets such as the aerospace industry. Our systems sales depend on our customers' capital expenditures that are affected by business cycles in the markets they serve.

As more fully described in Note 2 to the Consolidated Financial Statements, the Company completed a merger of equals with General Scanning Inc. on March 22, 1999. The merger transaction has been accounted for as a purchase for accounting purposes and, accordingly, the operations of General Scanning Inc. have been included in the consolidated financial statements from the date of merger.

During fiscal 2000, we accomplished the major portion of a strategic repositioning of the Company through a series of steps, including:

 .  Divestitures and one acquisition;
 .  Rationalization for excess capacity at our Rugby, United Kingdom facility and three leased facility locations in the United States and Germany; and . Restructuring of the Company's United Kingdom operation and worldwide distribution system related to high-power laser systems for certain automotive applications.

These steps resulted in a significant gain on disposals and significant restructuring costs as discussed in Notes 2 and 15 to the Consolidated Financial Statements.

Business Environment

Industrial lasers are generally used in the semiconductor and electronics industries, with a growing number of applications in other industries as well. In the long term, subject to market cycles, we expect capital equipment expenditures by the semiconductor and electronics industry, fueled by demand for computers, cellular phones and communications devices, to stimulate demand for laser-based systems. However, some firms in the semiconductor industry have recently announced a slowdown in new orders as market conditions weaken. In the short term, IC Insights, an independent market research company, projects semiconductor capital equipment spending will increase from an actual of $32.6 billion in 1999 to $59.2 billion in 2000, $53.2 billion in 2001 and $48.8 billion in 2002.

Sales grew 36% to $374 million in 2000 compared to $275 million for 1999 and grew 27% compared to pro forma 1999 sales of $295 million (assuming the merger between General Scanning and Lumonics occurred January 1, 1999, rather than March 22, 1999).

Sales by Market. The following table sets forth sales in millions of dollars to our primary markets for 2000, 1999 and 1998.

                                   2000                               1999                         1998
                    ---------------------------------   ---------------------------------   -----------------
                                            Increase                            Increase
                                           (decrease)                          (decrease)
                                 % of            over                % of            over                % of
                      Sales     Total      prior year     Sales     Total      prior year     Sales     Total
                    ---------   -----      ----------   ---------   -----      ----------   ---------   -----
Semiconductor       $    85.4     23%            148%   $    34.5     13%            146%   $    14.0     10%
Electronics              81.2     22              20         67.9     25             120         30.8     21
Automotive               25.9      7             116         12.0      5             (12)        13.6      9
Components               47.5     13              42         33.4     12             351          7.4      5
Other                    83.3     22              (5)        87.5     31              91         45.9     32
Parts and service        50.6     13              29         39.3     14              21         32.5     23
                    ---------   -----            ----   ---------   -----            ----   ---------   -----
Total               $   373.9    100%             36%   $   274.6    100%             90%   $   144.2    100%
                    =========   =====            ====   =========   =====            ====   =========   =====

Sales to the semiconductor market increased significantly in 2000 and 1999. After severe recession beginning in 1998 and extending into 1999, the semiconductor equipment industry began to recover in the second half of 1999 and this recovery continued into 2000. Activity has increased in both the front end and back end of the fabrication process, resulting in an increase in orders for trim and test and wafer marking systems due to growth in mixed signal devices. The increase in sales during 1999 to the semiconductor industry was due primarily to the 1999 merger.

Sales to the electronics market increased by 20% over the prior year. Sales in the second half of 2000 declined slightly relative to the same period in 1999, mainly in Europe. Sales experienced steady growth in 1999 through to the first half of 2000. This growth, as is also the case in the semiconductor market, was fueled by the growing demand for components for telecommunications devices, personal computers, consumer and automotive electronics.

During 2000, sales to the automotive market increased by $13.9 million, following a decline of 12% in 1999, as a result of a major contract completed during 2000. During the fourth quarter 2000, we restructured our Rugby, UK operations and worldwide distribution system, which supplies the AM Series high-power laser product line mainly in the automotive market. See Note 15 to the Consolidated Financial Statements.

Growth in sales in the components sector of 42% is due to a gain in market share and our sales growth in the telecom optics market. The increase in sales during 1999 to the components market was due primarily to the 1999 merger.

Sales to the other markets (including aerospace, packaging and medical/biotechnology industries) decreased by 5% during 2000 due to the divestiture of certain product lines which were included in this category. Sales to medical/biotechnology industries in the future will be impacted by the sale of the Life Sciences business on October 1, 2000, which had sales of $13.1 million for the nine months ended September 30, 2000. Increased sales in 1999 were due primarily to the merger.

Parts and service sales increased 29% for 2000 and 21% for 1999. The increase reflects continued growth of the installed base.

Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: the United States; Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Revenues are attributed to these geographic areas on the basis of customer location. The following table shows sales in millions of dollars to each geographic region for 2000, 1999 and 1998.

                                         2000                               1999                         1998
                          ---------------------------------   ---------------------------------   -----------------
                                                 Increase                             Increase
                                                   over                                 over
                                      of %         prior                  of %          prior                 of %
                            Sales     Total        year         Sales     Total          year       Sales     Total
                          ---------   -----      ----------   ---------   -----          ----     ---------   -----
United States             $   177.8     48%             24%   $   143.0     52%             133%  $    61.3     42%
Canada                         20.2      5              87         10.8      4               30         8.3      6
Latin and South America         5.5      1             244          1.6     --              167         0.6     --
Europe                         72.0     19              10         65.3     24               62        40.4     28
Japan                          58.2     16              79         32.6     12              104        16.0     11
Asia-Pacific, other            40.2     11              89         21.3      8               21        17.6     13
                          ---------   -----            ----   ---------   -----            -----  ---------   -----
Total                     $   373.9    100%             36%   $   274.6    100%              90%  $   144.2    100%
                          =========   =====            ====   =========   =====            =====  =========   =====

Sales increased during 2000 compared to the prior year in the United States in the semiconductor, electronics and automotive markets and in Canada in the electronics and components markets.

The economic recovery in Asia-Pacific and Japan continued during 2000 with sales increasing by 83% compared to 1999. This region was impacted by the 1997 economic downturn and financial crisis and the effects extended into 1998 and 1999. Beginning in 1999, financial conditions in Asia-Pacific and Japan began to improve. During 2000, in the semiconductor market, activity increased in the front end of the fabrication process resulting in an increase in orders for wafer marking. In the second half of 2000, activity increased in the back end of the fabrication process resulting in increased sales of laser markers. Electronic equipment demand was stirred by consumer demand for cellular phones.

Sales increases in 1999 in all regions were due primarily to the 1999 merger. Before the 1999 merger, the Japanese market was served primarily by our largest distributor and significant shareholder, Sumitomo Heavy Industries, Ltd., which accounted for sales of $10.2 million, $11.7 million and $15.5 million for 2000, 1999 and 1998, respectively. In October 1999, we purchased part of this distribution business from Sumitomo to broaden our direct sales and service in Japan.

Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Backlog was a record $119 million at December 31, 2000, compared to $83 million at December 31, 1999, with over 60% in the semiconductor and electronics markets and 20% in the components market. On a pro forma basis, as if the merger had occurred at the beginning of the fiscal period, backlog was $59 million at December 31, 1998.

Results of Operations for Fiscal Years Ended December 31, 2000, 1999 and 1998

The following table sets forth items in the consolidated statement of operations as a percentage of sales for the periods indicated:

                                                          Year ended December 31,
                                                         -------------------------
                                                          2000      1999     1998
                                                          ----      ----     ----
Sales                                                    100.0%    100.0%   100.0%
Cost of goods sold                                        66.6      65.1     71.8
                                                         -----     -----    -----
Gross profit                                              33.4      34.9     28.2
Research and development                                   9.1      10.5      9.0
Selling, general and administrative                       21.6      23.5     26.5
Amortization of technology and other intangibles           1.3       1.5      0.6
Acquired in-process research and development                --       5.4       --
Restructuring and other                                    1.9       7.2      1.4
                                                         -----     -----    -----
Loss from operations                                      (0.5)    (13.2)    (9.3)
Gain on sale of assets                                    20.5       0.6       --
Interest income, net                                       0.9       --       1.1
Foreign exchange translation gains (losses)               (0.8)     (1.0)     0.4
                                                         -----     -----    -----
Income (loss) before income taxes                         20.1     (13.6)    (7.8)
Income tax provision (benefit)                             7.9      (0.9)    (2.3)
                                                         -----     -----    -----
Net income (loss)                                         12.2%    (12.7)%   (5.5)%
                                                         =====     =====    =====

Gross Profit Margin. Gross profit margin was 33.4% in 2000, 34.9% in 1999 and 28.2% in 1998. Gross profit margin in 2000 was lower than 1999 due primarily to a write-off of AM Series inventory of $8.5 million in the fourth quarter of 2000 and higher warranty provisions related to restructuring of the Rugby operation and worldwide distribution system in automotive applications. The Company also evaluated other inventory at December 31, 2000 and increased obsolescence provisions by $10.5 million. Gross profit margin in 1999 was affected by increased sales of higher margin products, varying levels of capacity utilization at our manufacturing plants and warranty settlements on certain large custom systems and printers. Gross profit margin in 1998 was lower due to declines in sales of higher margin products, lower capacity utilization, cost overruns on large and custom systems and costs associated with consolidating facilities.

Research and Development Expenses. Research and development expenses, net of government assistance, for 2000 were 9.1% of sales or $33.9 million, compared to 10.5% of sales or $28.7 million (excluding the $14.8 million merger related in-process research and development charge) in 1999 and 9.0% of sales or $13.0 million in 1998. The increases in 2000 and 1999 were due primarily to the merger. During 2000, research and development activities focused on products targeted at the electronics, semiconductor and telecommunications markets. During 1999, research and development activities focused on products targeted at the electronics, semiconductor, biotechnology, aerospace and automotive markets. During 1998, research and development activities focused on products targeted at the aerospace and electronics markets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 21.6% of sales in 2000 compared to 23.5% of sales in 1999 due primarily to increased sales. In 1999, selling, general and administrative expenses decreased to 23.5% of sales due primarily to operating efficiencies realized from the merger and increased sales. In 1998, in dollar terms, selling, general and administrative expenses were essentially the same as 1997.

Amortization of Technology and Other Intangibles. Amortization of technology and other intangibles increased to $4.9 million in 2000 from $4.1 million in 1999 as a result of amortizing intangible assets acquired from the acquisition of General Optics.

Acquired In-Process Research and Development Costs. During 1999, we wrote off $14.8 million of in-process research and development costs acquired in the 1999 merger with General Scanning.

Restructuring and Other. During the fourth quarter of 2000, a charge of $12.5 million was taken to accrue employee severance of $1.0 million for approximately 50 employees and other exit costs of $3.8 for the Company's United Kingdom operation and worldwide distribution system related to high-power laser systems for certain automotive applications and costs of $7.7 million associated with restructuring for excess capacity at three leased facility locations in the United States and Germany. We also recorded a $2 million write-down of land and building in the United Kingdom. Compensation expense of $0.6 million arising on the acceleration of options on the sale of businesses during the year was also charged to restructuring.

During the fourth quarter of 2000, the Company recorded a reversal of $5 million for 1999 restructuring costs that have been determined will not be incurred. During 1999, we took a charge of $19.6 million to accrue for employee severance of $5.6 million, leased facility and related costs of $4 million associated with the closure of our plant in Oxnard, California and redundant facilities worldwide, and costs of $10 million associated with restructuring and integration of operations as a result of the merger. The Oxnard manufacturing operation shutdown was completed during December 1999. Other integration activities included incurring exit costs for some product lines, reducing redundant resources worldwide, and abandoning redundant sales and service facilities.

Gain on Sale of Assets. During 2000, we sold the net assets of the Life Sciences business for a non-operating gain of $73.1 million and the operating assets of other product lines including View Engineering metrology product line, fiber-optics operations in Phoenix, Arizona and package coding product line in Hull, UK for a net gain of $1.3 million. We also sold two facilities in the United States for a net gain of $2.4 million. During 1999, we sold the OLT precision alignment system product line.

Interest Income. Net interest income was $3.3 million or 0.9% of sales in 2000 compared to $0.1 million in 1999 and $1.6 million or 1.1% of sales in 1998. The increase in net interest income in 2000 was due to the investment of proceeds received from the April 2000 offering of 4.3 million shares of Common Stock to the public at a price of $17 per share, for net proceeds of $70.1 million. Significant proceeds from the sale of assets also contributed to an increased average cash and investments balance compared to 1999. The decrease in net interest income in 1999 compared to 1998 was due to a higher average debt balance and a lower average cash and investments balance.

Income Taxes. The effective tax rate for 2000 was 39.5% of income before taxes, compared to an effective tax rate of recovery of 6.8% for 1999 and 29.2% for 1998. Our tax rate in 2000 reflects the fact that we do not recognize the tax benefit from losses in certain countries where future use of the losses is uncertain and other non-deductible costs. Our recovery rate in 1999 reflects the non-deductibility for tax purposes of acquired in-process research and development costs arising from the merger and the non-recognition of the tax benefit from losses in certain countries where future use of the losses is uncertain. Our 29.2% recovery rate in 1998 derives primarily from our ability to carry back current losses against prior year profits to recover taxes paid in prior years. In addition, our annual effective tax rate is generally less than the Canadian statutory tax rate as tax rates in many of the countries where we operate are lower than the Canadian statutory rate.

Net Income (Loss). As a result of the forgoing factors, net income during 2000 was $45.4 million, compared with a net loss of $34.8 million in 1999 and a net loss of $7.9 million in 1998.

Liquidity and Capital Resources

The Company generated $88.6 million in cash in 2000 to close the year at cash and cash equivalents of $113.9 million at December 31, 2000 compared to $25.3 million at December 31, 1999 and $24.2 million at December 31, 1998. In addition, short-term investments were $20.0 million at December 31, 2000, an increase of $12.7 million from 1999.

At December 31, 2000, we held an investment in equity securities consisting of approximately 4.5 million shares, or 6.6%, of Packard BioScience Company common stock received on the sale of our Life Sciences business. This investment is classified as available-for-sale. These equity securities are subject to market fluctuations and, during the fourth quarter, we recorded an unrealized loss of $8.3 million ($5.4 million after tax) as a separate component of accumulated other comprehensive income. During February 2001, Packard filed a preliminary prospectus to register these and other Packard shares for resale.

During 2000, we used $10.2 million in operating activities. Net income, after adjustment for non-cash items, resulted in the use of cash of $19.9 million in 2000. Accounts receivable, inventories and other current assets used a further $24.6 million, which was more than offset by current liabilities providing $34.3 million. During 1999, we used $5.7 million in operating activities. The net loss, after adjustment for non-cash items, resulted in the use of cash of $8.0 million in 1999. Accounts receivable used a further $14.4 million, which was more than offset by inventories, other current assets and current liabilities providing $16.7 million. In 1998 we used $7.2 million to fund operations. In 1998, the net loss of $7.9 million, after adjustment for non-cash items, resulted in the use of cash of $3.6 million in 1998. Accounts receivable provided $14.4 million in cash offset by inventories, other current assets and current liabilities using $18.0 million.

During 2000, investing activities provided $35.8 million, including $57.7 million of purchases and $45.0 million of maturities of short-term investments. We generated $65.0 million from the sale of business assets and invested $10.1 million in property, plant and equipment. The acquisition of General Optics used $7.1 million in cash. During 1999, we used $0.9 million in investing activities, including $7.3 million of purchases and $8.2 million of maturities of short-term investments. We generated $3.9 million from the sale of business assets and invested $6.2 million in property, plant and equipment. At the date of merger, General Scanning added $4.7 million in cash and cash equivalents, offset by merger costs of $3.3 million. During 1998, we used a total of $11.3 million in cash in investing activities. These activities included $43.5 million of purchases of short-term investments, $47.1 million of maturities of short-term investments, $13.6 million in capital expenditures and $1.2 million to acquire Meteor Optics Inc. Capital expenditures in 1998 included $6.3 million to complete the expansion of manufacturing facilities in Rugby, England that began in 1997 and approximately $1.5 million to purchase and equip a second optics facility in Nepean, Canada.

Cash flow provided by financing activities was $61.2 million for the year ended December 31, 2000 compared to $5.4 million for the year ended December 31, 1999 and $10.6 million used in financing activities in 1998. The net increase in cash in 2000 relates primarily to $68.3 million net proceeds received from a public offering of 4.3 million common shares, $8.7 million raised from the exercise of stock options and decrease in bank indebtedness and long-term debt of $15.8 million. The increase in cash in 1999 relates primarily to a $7.5 million increase in bank indebtedness less $2.6 million of payments of long-term debt. Changes during 1998 were due primarily to $7.9 million reduction in bank indebtedness, $2.3 million used to repay long-term debt and $0.6 million used to repurchase and cancel 94,900 common shares.

Term loans from Sumitomo made in 1990 and 1991 were repayable in 10 equal semi-annual installments, which commenced in April 1996. We made the final two payments in 2000 totaling $2.6 million and two payments in 1999 totaling $2.6 million. In addition, we repaid a loan balance of $1.5 million in 2000 under a mortgage on property in California. Long-term debt at December 31, 2000 relates to a note payable of $6.5 million, non-interest bearing, to the former shareholders of General Optics, currently employees of the Company. The note payable is discounted at an imputed interest rate of 6.23% and will be settled in two installments due September 21, 2001 and 2002.

We have credit facilities at December 31, 2000 of $39.7 million which are denominated in Canadian dollars, US dollars, Pound sterling and Japanese yen (1999 - $40.1 million). As at December 31, 2000, bank indebtedness is $11.4 million (1999 - $17.0 million) due on demand and bears interest based on prime which resulted in an effective average rate 4.52% for fiscal 2000 (1999 -4.98%). As at December 31, 2000, the Company had unused and available demand lines of credit amounting to $20.2 million (1999 - $19.0 million) and outstanding letters of credit of $8.1 million (1999 - $4.1 million).

Accounts receivable and inventories have been pledged as collateral for the bank indebtedness under general security agreements. The borrowings require, among other things, the Company to maintain specified financial ratios and conditions. As at December 31, 2000, the Company was in compliance with those ratios and conditions.

We believe that existing cash balances, together with cash generated from operations and available bank lines of credit, will be sufficient to satisfy anticipated cash needs to fund working capital and investments in facilities and equipment for the next two years.

Recent pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements No. 137 and No. 138, in June 1999 and June 2000, respectively. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Statements No. 133 and No. 138 are effective for fiscal years beginning after June 15, 2000. Based on an evaluation of derivative instruments at January 1, 2001, the Company estimates that adoption will have no material impact on its financial statements.


Outlook

Of the record $119 million backlog at December 31, 2000, over 60% was in laser systems for semiconductor and electronics applications and 20% in components, split about evenly between laser beam steering assemblies used by OEMs and passive optical components used in telecom and other industrial applications. Normally, GSI Lumonics experiences seasonality in both sales and bookings, with softness in the first quarter, strength in the spring and a slowdown in the summer months, followed by a strong fourth quarter. Although bookings may be soft in the current first quarter, shipments may be stronger than usual due to the record $119 million backlog.

During the fourth quarter 2000, GSI Lumonics announced the formation of a new business unit to focus on meeting the accelerating demands of the market for fiber optics telecommunication networks. During 2000, we tripled our productive capacity through process improvements, additional space, equipment and skilled personnel and the acquisition of General Optics of Moorpark, CA. We also announced plans to establish a technology development center in the Boston area to develop optical switching components for a variety of applications in this rapidly expanding market. In the first quarter of the current year, these operations (Nepean, Moorpark and the development center) were split off from GSI Lumonics into a new corporation, currently wholly-owned by GSI Lumonics, named WavePrecision Inc. The primary focus of this company is to become the supplier of choice in the sub-components segment of the supply chain in fiber optic telecommunication networks. Its products are passive and tunable glass optical components for the selecting, shifting and interleaving precise wavelengths of light for increasing bandwidth and efficiency of DWDM networks. The purpose of this strategic move is to provide this business the opportunity to establish brand name identity in the market it serves, recruit talent from within that industry and enable GSI Lumonics and WavePrecision to form an integrated financial strategy.

Risk Factors

Customers' Cyclical Fluctuations
--------------------------------

Our customers' cyclical fluctuations may adversely affect our operations. Several significant markets for our products have historically been subject to economic fluctuations due to the substantial capital investment required in the industries served. In the past, this has led to significant short-term over- or under-capacity in some markets, particularly in the semiconductor industry where we generated 23% of our revenues during 2000. These fluctuations may continue and could have an adverse impact on our operations.

For example, and most importantly, we sell many of our products to the semiconductor industry, which is subject to sudden, extreme, cyclical variations in product supply and demand. The timing, length and severity of these cycles are difficult to predict. Some businesses in the semiconductor industry have recently announced a slowdown in new orders as market conditions weaken. In some cases, these cycles have lasted more than a year. Semiconductor manufacturers may contribute to these cycles by misinterpreting the conditions in the industry and over- or under-investing in semiconductor manufacturing capacity and equipment. We may not be able to respond effectively to these industry cycles.

Downturns in our target markets often occur in connection with, or anticipation of, maturing product cycles for both our customers and their customers and declines in general economic conditions. Industry downturns have been characterized by reduced demand for semiconductor devices and equipment, production over-capacity and accelerated decline in average selling prices. During a period of declining demand, we must be able to quickly and effectively reduce expenses while continuing to motivate and retain key employees. Our ability to reduce expenses in response to any downturn in the semiconductor industry is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. In addition, although we order materials and subassemblies in response to firm orders, the long lead time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell. A downturn in our target markets could therefore harm our sales and revenues if demand drops or if our gross margins or our average selling prices decline.

Industry upturns have been characterized by abrupt increases in demand for semiconductor devices and equipment and production under-capacity. During a period of increasing demand and rapid growth, we must be able to quickly increase manufacturing capacity to meet customer demand and hire and assimilate a sufficient number of qualified personnel. Our inability to ramp up in times of increased demand could harm our reputation and cause some of our existing or potential customers to place orders with our competitors rather than us.

Quarterly Fluctuations in Operations
------------------------------------

We are subject to quarterly fluctuations in operations, and our inability to anticipate these fluctuations may adversely affect our operations in a given quarter. We have experienced and expect to continue to experience significant fluctuations in our quarterly operating results due to factors like the following:

   .  cycles in the markets we serve;
   .  mix of products sold;
   .  timing and shipment of significant orders;
   .  disruption in sources of supply;
   .  changing market acceptance of new and enhanced products;
   .  seasonality and changing demand;
   .  exchange rate fluctuations; and
   .  length of sales cycles.

We expect our operating results to fluctuate in the future as a result of these factors and a variety of other factors, including:

   .  the emergence of new industry standards;
   .  product obsolescence; and
   . economic conditions generally or in various geographic areas where we or our customers do business.

These factors are difficult or impossible to forecast.

We derive a substantial portion of our sales from products that have a high average selling price and significant lead times between the initial order and delivery of the product. The timing and recognition of sales from customer orders can cause significant fluctuations in our operating results from quarter to quarter. Gross margins realized on product sales vary depending upon a variety of factors, including the mix of products sold during a particular period, negotiated selling prices, the timing of new product introductions and enhancements and manufacturing costs. A delay in a shipment near the end of a fiscal quarter or year, due, for example, to rescheduling or cancellations by customers or to unexpected manufacturing difficulties experienced by us, may cause sales in a particular period to fall significantly below our expectations and may materially adversely affect our operations for that period. Our inability to adjust spending quickly enough to compensate for any sales shortfall would magnify the adverse impact of that sales shortfall on our results of operations. In addition, announcements by us or our competitors of new products and technologies could cause customers to defer purchases of our existing systems, which could negatively impact our earnings and our financial position.

As a result of these factors, our operating results may vary significantly from quarter to quarter. Any shortfall in revenues or net income from levels expected by securities analysts and investors could cause a decrease in the trading price of our common shares.

Proprietary Rights; Infringement Claims
---------------------------------------

If we cannot protect or lawfully use our proprietary technology, we may not be able to compete successfully. We protect our intellectual property through patent filings, confidentiality agreements and the like. However, these methods of protection are uncertain and costly. In addition, we may face allegations that we are violating the intellectual property rights of third parties. These types of allegations are common in the industry.

Monitoring unauthorized use of our products is difficult. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology. The laws of some foreign countries in which our products are or may be developed, manufactured or sold, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and Canada and thus make the possibility of piracy of our technology and products more likely in these countries. If competitors are able to use our technology, our ability to compete effectively could be harmed.

Claims or litigation could seriously harm our business or require us to incur significant costs. We are subject to litigation from time to time, some of which is material to our business. If, in any of these actions, there is a final adverse ruling against us, it could seriously harm our business and have a material adverse effect on our operating results and financial condition, as well as having a significant negative impact on our liquidity. Among other things, we are currently subject to the claims and actions described under Item 3, Legal Proceedings, of this report.

Dependence on limited source suppliers
--------------------------------------

We depend on limited source suppliers that could cause substantial manufacturing delays and additional cost if a disruption of supply occurs. We obtain some components from a single source. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products. If suppliers or subcontractors experience difficulties that result in a reduction or interruption in supply to us or fail to meet any of our manufacturing requirements, our business would be harmed until we are able to secure alternative sources. These components and manufacturing services may not continue to be available to us at favorable prices, if at all.

Reliance on Key Personnel
-------------------------

The loss of key personnel could negatively impact our operations. Our business and future operating results depend in part upon our ability to attract and retain qualified management, technical, sales and support personnel for our operations on a worldwide basis. Competition for qualified personnel is intense, and we cannot guarantee that we will be able to continue to attract and retain qualified personnel. Availability of qualified technical personnel varies from country to country and may affect our operations in some parts of the world. Our operations could be negatively affected if we lose key executives or employees or are unable to attract and retain skilled executives and employees as needed. In particular, if our growth strategies are successful, we may not have sufficient operational personnel to manage that growth and may not be able to attract the personnel needed. In addition, we do not maintain insurance to protect against the loss of key executives or employees. Our future growth and operating results will depend on:

   .  our ability to continue to broaden our senior management group;
   . our ability to attract, hire and retain skilled employees; and . the ability of our officers and key technical employees to continue to expand, train and manage our employee base.

Rapid Technological Change
--------------------------

We must introduce new and enhanced products on a timely basis, or we may not be able to compete successfully. The markets for our products experience rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. Developing new technology is a complex and uncertain process requiring us to be innovative and to accurately anticipate technological and market trends. We may have to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excess inventory and ensure adequate supplies of new products. We may not successfully develop, introduce or manage the transition to new products. Failed market acceptance of new products or problems associated with new product transitions could harm our business.

Investment in research and development
--------------------------------------

If we fail to adequately invest in research and development, we may be unable to compete effectively. We have limited resources to allocate to research and development, and must allocate our resources among a wide variety of projects. Because of intense competition in the industries in which we compete, the cost of failing to invest in strategic products is high. If we fail to adequately invest in research and development, we may be unable to compete effectively in the markets in which we operate.

Loss of Major Customers
-----------------------

A loss of one or more of our large customers could have an adverse effect on our business.

Competition
-----------

We face competition or potential competition from companies with greater resources than ours, and, if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed. The industries in which we operate are highly competitive. We face substantial competition from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than we do. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products. Furthermore, competition in our markets could intensify, or our technological advantages may be reduced or lost as a result of technological advances by our competitors. Their greater capabilities in these areas may enable them to:

   .  better withstand periodic downturns;
   .  compete more effectively on the basis of price and technology;
   . more quickly develop enhancements to and new generations of products; and . more effectively retain existing customers and obtain new customers.

In addition, new companies may in the future enter the markets in which we compete, further increasing competition in those markets.

We believe that our ability to compete successfully depends on a number of factors, including:

   .  performance of our products;
   .  quality of our products;
   .  reliabilty of our products;
   .  cost of using our products;
   .  our ability to ship products on the schedule required;
   .  quality of the technical service we provide;
   .  timeliness of the services we provide;
   .  our success in developing new products and enhancements;
   . existing market and economic conditions; and . price of our products as compared to our competitors' products.

We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share, and an inability to generate cash flows that are sufficient to maintain or expand our development of new products.

Operating in Foreign Countries
------------------------------

In addition to operating in the United States, Canada and the United Kingdom, we have sales and service offices in France, Germany, Italy, Japan, Singapore, Hong Kong, Korea, Taiwan, Malaysia and the Philippines. We may in the future expand into other international regions. Because of the scope of our international operations, we are subject to the following risks which could materially impact our results of operations:

   .  foreign exchange rate fluctuations;
   .  longer payment cycles;
   .  greater difficulty in collecting accounts receivable;
   . utilization of different systems and equipment; and . difficulties in staffing and managing foreign operations and diverse cultures.

In addition, changes in government policies could negatively affect our operating results due to:

   .  increased regulatory requirements;
   .  higher taxation;
   .  currency conversion limitations;
   .  restrictions on the transfer of funds;
   . the imposition of, or increase in, tariffs; or . limitations on imports or exports.

Risks associated with acquisitions
----------------------------------

Our business may be harmed by acquisitions we complete in the future. We plan to continue to pursue additional acquisitions from time to time. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of our management's attention and risks associated with unanticipated problems or latent liabilities. If we are successful in pursuing future acquisitions, we may be required to expend significant funds, incur additional debt or issue additional securities, which may negatively affect our results of operations and be dilutive to our shareholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline, and we may be more vulnerable to economic downturns and competitive pressures. We cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions that we complete. Should we successfully acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business.

Significant Fixed Costs
-----------------------

Our expense levels are based in part on our future revenue expectations. Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. If we do not meet our sales goals, we may be unable to rapidly reduce these fixed costs. Our ability to reduce expenses is further constrained, because we must continue to invest in research and development to maintain our competitive position and to maintain service and support for our existing global customer base. Accordingly, if we suffer an unexpected downturn in revenue, our inability to reduce fixed costs rapidly could increase the adverse impact on our results of operations.

Long-term Customer Contracts
----------------------------

Our agreements with customers generally do not provide any assurance of future sales. Accordingly:

   . our customers can cease purchasing our products at any time without penalty;
   .  our customers are free to purchase products from our competitors;
   . we are exposed to competitive price pressure on each order; and . our customers are not required to make minimum purchases.

Sales are typically made pursuant to individual purchase orders and may occur with short lead times. If we are unable to fulfill these orders in a timely manner, we may lose future sales and customers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments and debt obligations. As described in Note 3 to the Consolidated Financial Statements, at December 31, 2000 the Company had $81.1 million invested in cash equivalents and $20.0 million invested in short-term investments. Due to the average maturities and the nature of the investment portfolio, a change in interest rates is not expected to have a material effect on the value of the portfolio. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

Foreign Currency Risk. We have substantial sales and expenses and working capital in currencies other than U.S. dollars. As a result, we have exposure to foreign exchange fluctuations, which may be material. To reduce the Company's exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. We have a foreign currency hedging program using currency forwards and currency options to hedge exposure to foreign currencies. The goal of the hedging program is to manage risk associated with fluctuations in the value of the foreign currency. We do not currently use currency forwards or currency options for trading purposes. At December 31, 2000, we had four foreign exchange forward contracts to purchase $6.5 million U.S. dollars with a fair value loss of $164 thousand maturing at varying dates in 2001.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               GSI LUMONICS INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

       AUDITORS' REPORT.............................................   32
       CONSOLIDATED BALANCE SHEETS..................................   33
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY..............   34
       CONSOLIDATED STATEMENTS OF OPERATIONS........................   35
       CONSOLIDATED STATEMENTS OF CASH FLOWS........................   36
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................   37

                               AUDITORS' REPORT

To the Stockholders of
GSI Lumonics Inc.

We have audited the consolidated balance sheets of GSI Lumonics Inc. as of December 31, 2000 and 1999 and the consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. Our audits also included the financial statement schedule listed at Item 14 of this Form 10-K Annual Report. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in accordance with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

On February 16, 2001, we reported without reservation to the stockholders on the Company's consolidated financial statements prepared in accordance with Canadian generally accepted accounting principles.

Ottawa, Canada,                                        ERNST & YOUNG LLP
February 16, 2001                                      Chartered Accountants

                               GSI LUMONICS INC.
                          CONSOLIDATED BALANCE SHEETS
      (U.S. GAAP and in thousands of U.S. dollars, except share amounts)

                                                                                         As of December 31,
                                                                                    ----------------------------
                                                                                         2000         1999
                                                                                         ----         ----
                                       ASSETS
                                       ------
Current
   Cash and cash equivalents                                                           $113,858     $ 25,272
   Short-term investments (note 3)                                                       20,020        7,342
   Accounts receivable, less allowance of $2,758 (1999-$3,197) (note 7)                  83,398       80,448
   Due from related party (note 14)                                                       1,828        3,235
   Inventories (notes 4 and 7)                                                           77,906       72,727
   Deferred tax assets (note 13)                                                         25,615       24,473
   Other current assets (note 6)                                                          5,465        3,749
                                                                                       --------     --------
       Total current assets                                                             328,090      217,246

Property, plant and equipment, net of accumulated depreciation of $23,961
   (1999 - $28,024) (note 5)                                                             33,368       45,278
Deferred tax assets (note 13)                                                             6,253            -
Other assets (note 6)                                                                    37,398        3,851
Goodwill and other intangible assets, net of amortization of $11,363
   (1999 - $8,689)                                                                       26,075       23,347
                                                                                       --------     --------
                                                                                       $431,184     $289,722
                                                                                       ========     ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
Current
   Bank indebtedness (note 7)                                                           $11,414      $23,100
   Accounts payable                                                                      30,030       28,094
   Accrued compensation and benefits                                                     12,797       13,833
   Income taxes payable                                                                  32,489        8,200
   Other accrued expenses                                                                46,561       34,867
   Current portion of long-term debt (note 8)                                             3,821        5,425
                                                                                       --------     --------
       Total current liabilities                                                        137,112      113,519

Long-term debt due after one year (note 8)                                                2,697            -
Deferred income tax liability (note 13)                                                       -        2,397
Deferred compensation (note 9)                                                            2,108        2,076
                                                                                       --------     --------
       Total liabilities                                                                141,917      117,992
Commitments and contingencies (note 16)
Stockholders' equity (note 10)
   Capital stock, no par value; Issued common shares of 40,162,608
   (1999 - 34,298,942)                                                                  301,667      222,865
   Additional paid-in capital                                                               759            -
   Retained earnings (deficit)                                                            1,152      (44,225)
   Accumulated other comprehensive income                                               (14,311)      (6,910)
                                                                                       --------     --------
       Total stockholders' equity                                                       289,267      171,730
                                                                                       --------     --------
                                                                                       $431,184     $289,722
                                                                                       ========     ========

   The accompanying notes are an integral part of these financial statements

                               GSI LUMONICS INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      (U.S. GAAP and in thousands of U.S. dollars, except share amounts)



                                                                                        Accumulated
                                             Capital Stock     Additional  Retained        Other
                                           -----------------    Paid-In-   Earnings    Comprehensive   Comprehensive
                                           # Shares   Amount    Capital   (Deficit)       Income          Income       Total
                                           --------   ------    -------   ---------       ------          ------       -----
                                           (000's)
Balance, December 31, 1997                   17,101 $ 139,178             $ (1,448)      $  (4,107)     $    7,719   $ 133,623
                                                                                                        ==========
Net loss                                                                    (7,916)                         (7,916)     (7,916)
Issuance of capital stock
  --stock options                                50       233                                                              233
Repurchase of capital stock under
   normal course issuer bid                     (95)     (540)                 (87)                                       (627)
Foreign currency translation adjustments                                                    (4,556)         (4,556)     (4,556)
                                           ------------------------------------------------------------------------------------
Balance, December 31, 1998                   17,056   138,871               (9,451)         (8,663)        (12,472)    120,757
                                                                                                        ==========
Net loss                                                                   (34,774)                        (34,774)    (34,774)
Issuance of capital stock
  --merger with General Scanning Inc.        17,079    83,528                                                           83,528
  --stock options                               164       466                                                              466
Foreign currency translation adjustments                                                     1,753           1,753       1,753
                                           ------------------------------------------------------------------------------------
Balance, December 31, 1999                   34,299   222,865              (44,225)         (6,910)        (33,021)    171,730
                                                                                                        ==========
Net income                                                                  45,377                          45,377      45,377
Issuance of capital stock
  --public offering                           4,300    70,137                                                           70,137
  --stock options                             1,564     8,665                                                            8,665
Unrealized loss on equity securities,
   net of tax of $2,905                                                                     (5,395)         (5,395)     (5,395)
Compensation expense                                             $  759                                                    759
Foreign currency translation adjustments                                                    (2,006)         (2,006)     (2,006)
                                           ------------------------------------------------------------------------------------
Balance, December 31, 2000                   40,163 $ 301,667    $  759    $ 1,152       $ (14,311)     $   37,976   $ 289,267
                                           ====================================================================================

   The accompanying notes are an integral part of these financial statements

                               GSI LUMONICS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      (U.S. GAAP and in thousands of U.S. dollars, except share amounts)

                                                                   Year ended December 31,
                                                             -----------------------------------
                                                                2000         1999         1998
                                                                ----         ----         ----
Sales                                                        $ 373,864    $ 274,550    $ 144,192

Cost of goods sold (note 15)                                   248,903      178,773      103,519
                                                             ---------    ---------    ---------

Gross profit                                                   124,961       95,777       40,673

Operating expenses:
     Research and development                                   33,931       28,700       12,985
     Selling, general and administrative                        80,949       64,653       38,191
     Amortization of technology and other intangibles            4,851        4,070          861
     Acquired in-process research and development (note 2)           -       14,830            -
     Restructuring and other (note 15)                           7,196       19,631        2,022
                                                             ---------    ---------    ---------
Loss from operations                                            (1,966)     (36,107)     (13,386)

     Gain on sale of assets (notes 2 and 10)                    76,786        1,599            -
     Interest income, net                                        3,345           89        1,578
     Foreign exchange transaction gains (losses)                (3,122)      (2,911)         632
                                                             ---------    ---------    ---------
Income (loss) before income taxes                               75,043      (37,330)     (11,176)

Income taxes provision (benefit) (note 13)                      29,666       (2,556)      (3,260)
                                                             ---------    ---------    ---------
Net income (loss)                                            $  45,377    $ (34,774)   $  (7,916)
                                                             =========    =========    =========

Net income (loss) per common share:
     Basic                                                   $    1.19    $   (1.14)   $   (0.46)
     Diluted                                                 $    1.13    $   (1.14)   $   (0.46)

Weighted average common shares outstanding (000's)              38,187       30,442       17,079
Weighted average common shares outstanding and dilutive         40,000       30,442       17,079
     potential common shares (000's)

   The accompanying notes are an integral part of these financial statements

                               GSI LUMONICS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (U.S. GAAP and in thousands of U.S. dollars)

                                                                                   Year ended December 31,
                                                                           --------------------------------------
                                                                               2000          1999         1998
                                                                               ----          ----         ----
Cash flows from operating activities:
Net income (loss) for the year                                               $  45,377    $ (34,774)   $  (7,916)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Acquired in-process research and development                                    -       14,830            -
     Gain on sale of assets                                                    (76,786)      (1,599)           -
     Compensation expense                                                          759            -            -
     Depreciation and amortization                                              14,309       15,177        5,600
     Deferred compensation                                                          85           78            -
     Deferred income taxes                                                      (3,613)      (1,704)      (1,306)
Changes in current assets and liabilities:
     Accounts receivable                                                       (10,296)     (14,448)      14,408
     Inventories                                                               (13,506)       6,084       (8,343)
     Other current assets                                                         (844)       4,540       (3,321)
     Accounts payable, accrued expenses, and taxes payable                      34,295        6,073       (6,360)
                                                                             ---------    ---------    ---------
Cash used in operating activities                                              (10,220)      (5,743)      (7,238)
                                                                             ---------    ---------    ---------

Cash flows from investing activities:
     Merger with General Scanning Inc. (note 2)                                      -        1,451            -
     Acquisition of businesses, net of cash acquired (note 2)                   (7,138)        (336)      (1,158)
     Sale of assets                                                             64,962        3,940            -
     Additions to property, plant and equipment, net                           (10,142)      (6,219)     (13,568)
     Maturity of short-term investments                                         45,031        8,208       47,091
     Purchase of short-term investments                                        (57,710)      (7,342)     (43,522)
     (Increase) decrease in other assets                                           838         (609)        (102)
                                                                             ---------    ---------    ---------
Cash provided by (used in) investing activities                                 35,841         (907)     (11,259)
                                                                             ---------    ---------    ---------

Cash flows from financing activities:
     Proceeds (payments) of bank indebtedness                                  (11,686)       7,502       (7,865)
     Payments on long-term debt, net                                            (4,114)      (2,617)      (2,325)
     Issue of share capital (net of issue costs)                                76,986          466          233
     Repurchase of common shares                                                     -            -         (627)
                                                                             ---------    ---------    ---------
Cash provided by (used in) financing activities                                 61,186        5,351      (10,584)

Effect of exchange rates on cash and cash equivalents                            1,779        2,342       (3,518)
                                                                             ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents                                88,586        1,043      (32,599)
Cash and cash equivalents, beginning of year                                    25,272       24,229       56,828
                                                                             ---------    ---------    ---------
Cash and cash equivalents, end of year                                       $ 113,858    $  25,272    $  24,229
                                                                             =========    =========    =========

   The accompanying notes are an integral part of these financial statements

                               GSI LUMONICS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            As of December 31, 2000

   (U.S. GAAP and tabular amounts in thousands of U.S. dollars except share amounts)

1.   Significant Accounting Policies

Nature of operations

GSI Lumonics Inc. designs, develops, manufactures and markets laser-based advanced manufacturing systems and components as enabling tools for a wide range of high-technology applications, including computer-chip memory repair processing, inspection systems for solder paste and component placement on surface-mount printed circuits, via drilling, hybrid circuit trim and circuit trim on silicon. The Company also provides precision optics for Dense Wave Division Multiplexing networks. Major markets for its products include the semiconductor, electronics, and telecommunications industries. The Company's principal markets are in the United States, Canada, Europe, Japan and Asia-Pacific.

Basis of presentation

These consolidated financial statements have been prepared by the Company in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the United States, applied on a consistent basis.

Basis of consolidation

The consolidated financial statements include the accounts of GSI Lumonics Inc. and its wholly owned subsidiaries (the "Company"). Intercompany accounts and transactions are eliminated.

As more fully described in Note 2, the Company completed a merger of equals with General Scanning Inc. on March 22, 1999. The merger transaction has been accounted for as a purchase for accounting purposes and, accordingly, the operations of General Scanning Inc. have been included in the consolidated financial statements from the date of merger.

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

Investments

Short-term investments consist principally of commercial paper, short-term corporate debt, and banker's acceptances with original maturities greater than three months. The Company has classified these investments as available-for-sale securities that are stated at estimated fair value based primarily upon market quotes. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a component of accumulated other comprehensive income until realized.

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

Goodwill and other intangible assets

Goodwill consists of the excess of cost over acquired net identifiable assets for business purchase combinations. Other intangibles include assembled workforce, trademarks and trade names. Goodwill and other intangibles are amortized on a straight-line basis over periods from two to ten years from the date of acquisition. Patents and purchased technology are stated at cost and are amortized on a straight-line basis over the expected life of the asset, up to 17 years. As a result of divestitures described in Note 2, the Company has no goodwill at December 31, 2000 (1999 - $1,018).

Impairment of long-lived assets

The Company reviews the recoverability of its long-lived assets, including goodwill and other intangible assets, in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets To Be Disposed Of. Based on its review, and after the provision discussed in Note 5, the Company expects full recovery.

Revenue recognition

The Company generally recognizes product revenue at the time of shipment and when all significant contractual obligations, including customer acceptance, have been satisfied and collection is reasonably assured. The Company recognizes service revenue upon performance or over the terms of the service contract as appropriate. For certain long-term contracts, revenues and profits are recognized using the percentage-of-completion method. The Company accrues estimated potential product liability and warranty costs, based on the Company's experience, when revenue is recognized. Shipping and handling costs are recorded in costs of goods sold.

Stock based compensation

The Company applies APB 25 in accounting for its stock option plans.

Foreign currency translation

The financial statements of the parent corporation and its subsidiaries outside the U.S. have been translated into U.S. dollars in accordance with the Financial Accounting Standards Board Statement No. 52, Foreign Currency Translation. Assets and liabilities of foreign operations are translated from foreign currencies into U.S. dollars at the exchange rates in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect for the period. Accordingly, gains and losses resulting from translating foreign currency financial statements are reported as a separate component of other comprehensive income in stockholders' equity. Foreign currency transaction gains and losses are included in net income.

Derivative financial instruments

The Company uses derivative instruments to minimize the impact of foreign currency balance sheet fluctuations and foreign currency denominated sales. Gains and losses on contracts identified as hedges are deferred and included in the measurement of the related foreign currency transactions. Gains and losses on foreign currency contracts that are not designated as hedges of firm commitments are included in current earnings.

In certain circumstances, the Company uses currency and interest rate swap contracts to manage foreign currency exposures and interest rate risk. Payments and receipts under such swap contracts are recognized as adjustments to interest expense on a basis that matches them with the fluctuations in the interest receipts and payments under floating rate financial assets and liabilities.

Income taxes

The liability method is used to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. A valuation allowance is established to reduce the deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized in the future.

Recent pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements No. 137 and No. 138, in June 1999 and June 2000, respectively. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Statements No. 133 and No. 138 are effective for fiscal years beginning after June 15, 2000. Based on an evaluation of derivative instruments at January 1, 2001, the Company estimates that adoption will have no material impact on its financial statements.

Comparative amounts

Certain comparative amounts have been reclassified from statements previously presented to conform to the presentation of the 2000 financial statements.

2.   Business Combinations and Divestitures

Purchases

On September 21, 2000, the Company acquired all outstanding shares of General Optics, Inc. ("General Optics"), a privately-held precision optics company located in Moorpark, California. The purchase price of $13.5 million was comprised of cash of $6.9 million paid on closing, note payable valued at $6.4 million, discounted at an imputed interest rate of 6.23%, and costs of acquisition of $0.2 million. The note payable will be settled in two installments, due September 21, 2001 and 2002. The transaction has been accounted for as a purchase and, accordingly, the operations of General Optics have been included in the consolidated financial statements from the date of acquisition. The excess of fair value of net identifiable tangible assets acquired over the purchase price was recorded as acquired technology to be amortized over its estimated useful life of 10 years. Results of operations would not have changed materially for 1999 or 2000 if General Optics had been acquired on January 1, 1999 and 2000, respectively.

On October 4, 1999, the Company acquired all outstanding shares of Lumonics Pacific KK, a subsidiary of Sumitomo Heavy Industries Ltd. of Tokyo Japan. The purchase price of $1.3 million was comprised of a cash consideration of $0.4 million paid on closing and debt of $0.9 million, plus agreed interest, settled in two equal installments during 2000. This transaction has been accounted for as a purchase and, accordingly, the operations of Lumonics Pacific KK have been included in the consolidated financial statements from the date of acquisition.

On March 22, 1999, the Company completed a merger of equals with General Scanning Inc. ("General Scanning"), Watertown, Massachusetts, a leading manufacturer of laser systems and components, and printers. General Scanning shareholders received 1.347 shares of common stock in the Company in exchange for each common share of General Scanning they held. Lumonics shareholders continued to hold shares of Lumonics Inc., which, following the merger, was renamed GSI Lumonics Inc. Immediately following the merger, each group of shareholders owned approximately 50% of the outstanding shares of the Company. The merger transaction has been accounted for as a purchase and, accordingly, the operations of General Scanning have been included in the consolidated financial statements from the date of merger. The aggregate purchase price of $84 million was allocated to General Scanning net identifiable assets, based on estimated fair values. The Company recorded a one-time charge of $14.8 million in 1999 for purchased in-process research and development related to thirty in-process projects. The following pro forma results of operations have been prepared using the purchase method of accounting as if the merger had occurred at the beginning of each fiscal period.

                                                                 Pro forma combined (unaudited)
                                                                    Year ended December 31,
                                                             ------------------------------------
                                                                 1999                    1998
                                                                 ----                    ----
         Sales.............................................    $  295,009               $ 325,109
                                                             ============            ============

         Net loss..........................................    $  (41,726)              $ (11,233)
                                                             ============            ============
         Net loss per common share:

              Basic........................................    $    (1.22)              $   (0.33)
              Diluted......................................    $    (1.22)              $   (0.33)

         Weighted average common shares outstanding........        34,177                  34,030

         Weighted average common shares outstanding and            34,177                  34,030
         dilutive potential common shares..................

In June 1998, the Company acquired, for cash consideration of $1.2 million, all outstanding shares of Meteor Optics Inc., a fiber-optics manufacturer based in Phoenix, Arizona. This transaction has been accounted for as a purchase.

Divestitures

On October 1, 2000, the Company sold the net assets of its Life Sciences business to Packard BioScience Company for $39.3 million in cash and approximately 4.5 million shares of Packard BioScience Company common stock valued at $43.3 million based on an independent valuation of the stock at the date of closing. The Life Sciences business comprised working capital of approximately $3.5 million and fixed and other intangible assets of approximately $1.2 million. The Company recorded a non-operating gain of $73.1 million ($47.3 million after tax), or $1.24 per share, as a result of this transaction. Sales for the Life Sciences business for the nine months ended September 30, 2000 were $13.1 million and for the years ended December 31, 1999 and 1998, on a pro-forma basis, were $13.8 million and $8.0 million, respectively.

During the third quarter of 2000, the Company sold two facilities in the United States for $12.5 million cash and recorded a net gain of $2.4 million.

During the second quarter of 2000, the Company sold operating assets of its View Engineering metrology product line, fiber-optics operations in Phoenix, Arizona and package coding product line in Hull, UK for an aggregate of $13.0 million cash and recorded a net gain of $1.3 million.

In December 1999, the Company sold the OLT precision alignment system product line to Virtek Vision International Inc. (Virtek) of Waterloo, Ontario for $2.4 million cash and a 10% royalty on Virtek's sales of these systems to the aerospace industry for three years (see Note 15). GSI Lumonics recorded a net gain of $0.7 million on this transaction.

3.   Financial instruments

Cash equivalents and short-term investments

At December 31, 2000, the Company had $81.1 million invested in cash equivalents denominated in both U.S. and Canadian dollars with maturity dates between January 8, 2001 and February 27, 2001. At December 31, 1999, the Company had $7.4 million invested in cash equivalents denominated in Canadian dollars. Cash equivalents approximate its fair value.

At December 31, 2000, the Company had $20.0 million invested in short-term investments denominated in U.S. dollars with maturity dates between January 8, 2001 and March 30, 2001. At December 31, 1999, the Company had $7.3 million invested in short-term investments denominated in both U.S. and Canadian dollars. Short-term investments approximate its fair value.

Derivative financial instruments

The Company does not actively trade derivative financial instruments but uses them to manage foreign currency and interest rate positions associated with its debt instruments.

At December 31, 2000, the Company had four foreign exchange forward contracts to purchase $6.5 million U.S. dollars with a fair value loss of $164 thousand and maturing at varying dates in 2001. At December 31, 1999 and 1998, the Company had no foreign exchange forward contracts.

At December 31, 1999, the Company had three interest rate swap contracts outstanding, two of which convert yen denominated debt to U.S. dollar denominated debt and one contract which converts a yen denominated debt into Canadian dollars. The terms of these derivative contracts matched the terms of the underlying debt instruments. The debt and related swap contracts matured during the year. At December 31, 1999, the fair value of swaps was $1.4 million more than carrying value (1998 - $2.2 million).

4.   Inventories

Inventories consist of the following:

                                                      December 31,
                                               --------------------------
                                                 2000              1999
                                                 ----              ----
            Raw materials                      $ 42,468          $ 26,011
            Work-in-process                      11,083            17,005
            Finished goods                       15,392            17,322
            Demo inventory                        8,963            12,389
                                               --------          --------
                 Total inventories             $ 77,906          $ 72,727
                                               ========          ========

5.   Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                                                        December 31,
                                                               -----------------------------
                                                                   2000              1999
                                                                   ----              ----
            Cost:
            Land, buildings and improvements                       $20,738           $36,435
            Machinery and equipment                                 36,591            36,867
                                                               -----------       -----------
                 Total cost                                         57,329            73,302
            Accumulated depreciation                               (23,961)          (28,024)
                                                               -----------       -----------
                 Net property, plant and equipment                 $33,368           $45,278
                                                               ===========       ===========

During the quarter ended December 31, 2000, the Company reviewed the recoverability of its long-lived assets on the basis set out in Note 1 and recorded a write-down of $2.0 million to land and buildings used in automotive applications (see Note 15).

6.   Other Assets

Other assets consist of the following:

                                                                        December 31,
                                                               ----------------------------
                                                                   2000              1999
                                                                   ----              ----
            Short term other assets:
            ------------------------
                Prepaid expenses and other                       $  5,465          $  2,338
                Current portion of swap contracts (note 3)              -             1,411
                                                               ----------        ----------
            Total                                                $  5,465          $  3,749
                                                               ==========        ==========

            Long term other assets:
            -----------------------
                Note receivable                                  $  1,688          $  2,250
                Deposits and other                                    739             1,601
                Investment in equity securities                    34,971                 -
                                                               ----------        ----------
            Total                                                $ 37,398          $  3,851
                                                               ==========        ==========

Investment in equity securities consists of approximately 4.5 million shares, or 6.6%, of Packard BioScience Company common stock received on the sale of the Life Sciences business (note 2). This investment is classified as available-for-sale. At December 31, 2000, the fair value of the investment is $35.0 million based on management's estimate using quoted market values after applying a discount to reflect the restriction on unregistered shares. During February 2001, Packard filed a preliminary prospectus to register these and other Packard shares. An unrealized loss of $8.3 million ($5.4 million after tax) was reported as a separate component of accumulated other comprehensive income.

7.   Bank Indebtedness

The Company has credit facilities of $39.7 million which are denominated in Canadian dollars, US dollars, Pound sterling and Japanese yen (1999 - $40.1 million). As at December 31, 2000, bank indebtedness is $11.4 million (1999 - $17.0 million) due on demand and bears interest based on prime which resulted in an effective average rate 4.52% for fiscal 2000 (1999 - 4.98%). As at December 31, 2000, the Company had unused and available demand lines of credit amounting to $20.2 million (1999 - $19.0 million) and outstanding letters of credit of $8.1 million (1999 - $4.1 million).

Accounts receivable and inventories have been pledged as collateral for the bank indebtedness under general security agreements. The borrowings require, among other things, the Company to maintain specified financial ratios and conditions. As at December 31, 2000, the Company was in compliance with those ratios and conditions.


8.   Long-term Debt

Long-term debt includes a note payable with a face value of $7.0 million, non-interest bearing, to the former shareholders of General Optics, currently employees of the Company. The note payable is discounted at an imputed interest rate of 6.23% and will be settled in two installments due September 21, 2001 and 2002. This debt approximates its fair value.

Long term debt is comprised of:

                                                                             2000               1999
                                                                             ----               ----
     Note payable, due September 21, 2001 and 2002                           $ 6,518
     Sumitomo Heavy Industries, Ltd., Japanese yen term loans,
       Interest payable semi-annually at 5.43% with semi-annual
       Principal payments, matured October 31, 2000                                             $ 3,917
     Bank of America, mortgage principal matured February 1, 2000                                 1,508
                                                                         -----------        -----------
       Subtotal                                                                6,518              5,425
     Less current portion                                                     (3,821)            (5,425)
                                                                         -----------        -----------
       Total                                                                 $ 2,697            $     -
                                                                         ===========        ===========

During the year, the Company repaid a mortgage payable at 10-3/8% interest, assumed as part of the merger with General Scanning Inc., and a long-term loan from Sumitomo Heavy Industries, Ltd., a significant shareholder.

Total cash interest paid on all debt during the year ended December 31, 2000 was $1,184 thousand (1999 - $1,155 thousand; 1998 - $899 thousand).

9.   Deferred Compensation

Certain officers and employees have deferred payment of a portion of their compensation until termination of employment or later. Interest on the outstanding balance is credited quarterly at the prime rate, which averaged 9.22% during the year ended December 31, 2000. The portion of deferred compensation estimated to be due within one year is included in accrued compensation and benefits.

10.  Stockholders' Equity

Capital stock

The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. In April 2000 the Company offered and sold 4,300,000 shares of Common Stock to the public at a price of $17 per share, for net proceeds of $70.1 million.

Accumulated other comprehensive income

At December 31, 2000, accumulated other comprehensive income is comprised of an unrealized loss of $8.3 million ($5.4 million after tax) on investment in Packard BioScience Company common stock and $8.9 million of accumulated translation adjustments.

During 1999, the Company sold securities held for sale and the realized gain of $900 thousand has been included in the results of operations. Accumulated other comprehensive income at end of 1999 includes only unrealized foreign currency translation gains and losses.

Net income (loss) per common share

Basic income (loss) per common share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. For diluted income per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method.

Common and common equivalent share disclosures are:

                                                                       Year ended December 31,
                                                              -----------------------------------------
                                                                  2000            1999           1998
                                                                  ----            ----           ----
          (in thousands)
          Weighted average common shares outstanding              38,187          30,442         17,079
          Dilutive potential common shares                         1,813               -              -
                                                              ----------      ----------     ----------
          Diluted common shares                                   40,000          30,442         17,079
                                                              ==========      ==========     ==========

          Options and warrants excluded from
               diluted income per common share
               as their effect would be anti-dilutive                252           3,978          2,004
                                                              ==========      ==========     ==========

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

Stock options

The Company has stock option plans providing for the issue of options to purchase the Company's common shares. Outstanding options vest over periods of one to four years beginning on the date of grant. The options expire over a period of two to ten years beginning at the date of grant. During 2000, the number of options authorized under these plans was increased from 4.7 million to
6.7 million. At December 31, 2000, 1,737,613 (1999 - 408,178) options were available for grant. Under these plans, options are granted at the closing price of the Company's common shares on the Toronto Stock Exchange or in lieu thereof, Nasdaq, on the trading date of the grant. The exercise period of each option is determined by the Compensation Committee but may not exceed 10 years. The Company's 1994 Stock Option Plan has terminated; however, options to purchase 2,950 shares of common stock were outstanding under the 1994 Plan at December 31, 2000.

In conjunction with the merger with General Scanning Inc., the Company adopted outstanding options held by employees under nonqualified and incentive stock options and issued 2,051,903 stock options in exchange. In addition, the Company adopted outstanding warrants for the purchase of common stock issued to non-employee members of the General Scanning Inc. Board of Directors. The warrants are subject to vesting as determined by a committee of the Board of Directors at the date of grant and expire ten years from the date of grant. During the year ended December 31, 2000, none were granted or cancelled, and 2,694 were exercised. At December 31, 2000, 68,024 warrants, of which 57,248 are exercisable, remain outstanding at prices ranging from $1.75 to $15.41 per share. The warrants are included in the stock option activity table below.

In July 1999, the Company offered employee option holders an exchange of one option for each two options outstanding with exercise prices over US$9.00 or Cdn$13.32. Under this exchange 281,483 options with exercise price of US$4.63 or Cdn$6.95 per share, the then-current market price of the stock, were granted with new vesting schedule, and 562,966 options were cancelled. The Company is accounting for the replacement options as variable from July 1, 2000, in accordance with Financial Accounting Standard Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25, until the options are exercised, forfeited or expire unexercised. Because the market price of the Company's stock has decreased since July 1, 2000, there was no material impact on its financial position and results of operations.

In connection with the sale of businesses described in Note 2, the Company accelerated the vesting of certain options and recorded compensation expense of $0.6 million in results of operations.

Stock option activity for the years ended December 31, 2000, 1999 and 1998 is presented below.

                                                              Options         Weighted Avg.
                                                            (thousands)       Exercise Price
                                                            ------------      --------------
            Outstanding at December 31, 1997                       1,321          $  13.15
            Granted                                                  879              5.16
            Exercised                                                (50)             4.72
            Forfeited                                               (146)            15.63
                                                            ------------     -------------
            Outstanding at December 31, 1998                       2,004              9.11
            Exchanged in merger with General Scanning              2,123              9.86
            Granted                                                1,627              4.61
            Exercised                                               (164)             3.36
            Forfeited                                             (1,612)            12.66
                                                            ------------     -------------
            Outstanding at December 31, 1999                       3,978              6.71
            Granted                                                1,037             18.99
            Exercised                                             (1,564)             5.54
            Forfeited                                               (366)             8.30
                                                            ------------     -------------
            Outstanding at December 31, 2000                       3,085          $  11.20
                                                            ============     =============

            Exercisable at December 31, 2000                       1,056          $   9.06
                                                            ============     =============

The following summarizes outstanding and exercisable options outstanding on December 31, 2000:

                                        Options Outstanding                       Exercisable Options
                            -------------------------------------------    -----------------------------
                             Number         Weighted          Weighted       Number of        Weighted
                               of            Average          Average         Options         Average
      Range of Exercise     Options         Remaining         Exercise       Exercisable      Exercise
            prices          (000's)           Life             Price          (000's)          Price
            ------          ------            ----             -----          -------          -----
    $  1.75 to $  4.38         584         4.9  years         $   4.15              164       $   3.74
    $  4.45 to $  6.77         838         4.7  years         $   4.73              371       $   4.78
    $  7.42 to $ 11.33         189         5.8  years         $  10.18              144       $  10.25
    $ 12.63 to $ 16.75         582         6.5  years         $  15.07              349       $  14.90
    $ 17.99 to $ 27.48         892         8.3  years         $  19.58               28       $  18.00
                            ------                                               ------
                             3,085                                                1,056
                            ======                                               ======

Options outstanding include 578,793 options denominated in Canadian dollars with a weighted average exercise price of $17.37 Canadian.

Pro forma stock based compensation

Had compensation cost for the Company's stock option plans been determined consistent with the provisions SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts below.

                                                        2000               1999              1998
                                                        ----               ----              ----
       Net income (loss):
             As reported                              $  45,377          $ (34,774)        $ (7,916)
             Pro forma                                $  42,520          $ (36,117)        $ (8,976)
       Basic net income (loss) per share:
             As reported                              $    1.19          $  (1.14)         $ (0.46)
             Pro forma                                $    1.11          $  (1.19)         $ (0.53)
       Diluted income (loss) per share:
             As reported                              $    1.13          $  (1.14)         $ (0.46)
             Pro forma                                $    1.07          $  (1.19)         $ (0.53)

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                                                        2000               1999              1998
                                                        ----               ----              ----
       Risk-free interest rate                           5.1%               6.7%              4.6%
       Expected dividend yield                             -                  -                 -
       Expected lives upon vesting                  1.0 years          1.0 years         1.2 years
       Expected volatility                               100%                60%               40%
       Weighted average fair value per share        $  12.48           $   1.85            $ 1.00

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

11.  Defined Contribution Plans

The Company has defined contribution employee savings plans in Canada, the United Kingdom, and the United States. In the United States, the plan is governed by the provisions of Section 401(k) of the Internal Revenue Code under which contributions may be made by its United States employees. The Company matches the contributions of participating employees on the basis of the percentages specified in each plan. Company matching contributions to the plans during 2000 were $2.7 million (1999 - $2.3 million; 1998 - $1.1 million).

12.  Defined Benefit Pension Plan

The Company's subsidiary in the United Kingdom maintains a pension plan, known as the GSI Lumonics Ltd. UK Pension Scheme. The plan has two components: the Final Salary Plan, which is a defined benefit plan, and the Retirement Savings Plan, which is a defined contribution plan. Effective April 1997, membership to the Final Salary Plan was closed. The most recent actuarial valuation of the plan was performed as at November 30, 1997. The extrapolation as at December 1, 2000 indicates the actuarial present value of the accrued pension benefits and the net assets available to provide for these benefits, at market value, were as follows:

                                                               2000          1999
                                                               ----          ----
     Pension fund assets                                    $  13,300      $  13,700
     Accrued pension benefits                               $  13,300      $  13,700

The assumptions used to develop the actuarial present value of the accrued pension benefits were as follows:

                                                              2000          1999
                                                              ----          ----
      Discount rate                                            6.5%          6.5%
      Compensation increases rate                              5.0%          5.5%
      Investment returns assumption                            6.5%          6.5%
      Average remaining service life of employees          18 years      18 years

The estimates are based on actuarially computed best estimates of pension asset long-term rates of return and long-term rate of obligation escalation. Variances between these estimates and actual experience are amortized over the employees' average remaining service life.

Pension expense under this plan during fiscal 2000 was $493 thousand (1999 - $520 thousand; 1998 - $670 thousand).

13.  Income Taxes

Details of the income tax provision (benefit) are as follows:

                                                                                  2000          1999          1998
                                                                                  ----          ----          ----
     Current
         Canadian                                                            $   2,197     $     724      $  1,687
         International                                                          31,082        (1,576)       (3,641)
                                                                             ---------     ---------      --------
                                                                                33,279          (852)       (1,954)
     Deferred
         Canadian                                                                4,089        (2,084)         (247)
         International                                                          (7,702)          380        (1,059)
                                                                             ---------     ---------      --------
                                                                                (3,613)       (1,704)       (1,306)
                                                                             ---------     ---------      --------
     Income tax provision (benefit)                                          $  29,666     $  (2,556)     $ (3,260)
                                                                             =========     =========      ========

The income tax provision (benefit) reported differs from the amounts computed by applying the Canadian rate to income (loss) before income taxes. The reasons for this difference and the related tax effects are as follows:

                                                                                  2000          1999          1998
                                                                                  ----          ----          ----
          Expected Canadian tax rate                                              44.0%         44.6%         44.6%
          Expected income tax provision (benefit)                            $  33,019     $ (16,649)     $ (4,984)
          Non-deductible research and development and other expenses             2,885         4,325             -
          International tax rate differences                                    (3,632)        3,461           (97)
          Losses and temporary timing differences the benefit of which
             has not been recognized                                             3,554         5,374         1,377
          Previously unrecognized losses and timing differences                 (6,549)         (569)         (161)
          Other items                                                              389         1,502           605
                                                                             ---------     ---------      --------
          Reported income tax provision (benefit)                            $  29,666     $  (2,556)     $ (3,260)
                                                                             =========     =========      ========

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes. Significant components of the Company's deferred tax assets and liabilities as at December 31 are as follows:

                                                                                                2000          1999
                                                                                                ----          ----
        Deferred tax assets
             Operating tax loss carryforwards                                              $   9,142      $ 12,468
             Compensation related deductions                                                   2,506         2,312
             Tax credits                                                                       1,513         2,431
             Restructuring and other accrued liabilities                                      12,364        13,452
             Deferred revenue                                                                  1,102           886
             Inventory                                                                        13,287         4,650
             Unrealized loss on equity security investment                                     2,905             -
             Book and tax differences on fixed assets                                          2,473             -
             Share issue costs                                                                 1,519           227
                                                                                           ---------      --------
        Total deferred tax assets                                                             46,811        36,426
        Valuation allowance for deferred tax assets                                          (12,433)       (9,756)
                                                                                           ---------      --------
        Net deferred tax assets                                                               34,378        26,670
                                                                                           ---------      --------

        Deferred tax liabilities
             Book and tax differences on fixed assets                                              -           824
             Intangibles                                                                       2,510         3,770
                                                                                           ---------      --------
        Net deferred income tax asset                                                      $  31,868      $ 22,076
                                                                                           =========      ========

                                                                                             2000          1999
                                                                                          ---------      --------
      Allocated as follows:
        Net deferred income tax asset - short-term                                         $  25,615      $ 24,473
        Net deferred income tax asset - long-term                                              6,253             -
        Net deferred income tax liability - long-term                                              -        (2,397)
                                                                                           ---------      --------
        Net deferred income tax asset                                                      $  31,868      $ 22,076
                                                                                           =========      ========

The Company has provided a valuation allowance against losses in subsidiaries with an inconsistent history of taxable income and loss due to the uncertainty of their realization. In addition, the Company has provided a valuation allowance on net operating loss carryforwards and tax credits related to its wholly-owned subsidiary, GSI Lumonics Engineering, Inc. (formerly View Engineering, Inc.), due to the uncertainty of their realizability as a result of limitations on their utilization in accordance with certain US tax laws and regulations.

As at December 31, 2000, the Company had loss carryforwards of approximately $26.6 million available to reduce future years' income for tax purposes. Of this amount, approximately $7.3 million expires by the end of 2005, with the remainder carried forward indefinitely.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $70.9 million at December 31, 2000. The Company has not recorded a provision for withholding tax on undistributed earnings of foreign subsidiaries, as the Company currently has no plans to repatriate those earnings. Determination of the amount of unrecognized deferred tax liabilities is not practicable because of the complexities associated with its hypothetical calculation.

Income taxes paid during 2000 were $4.3 million (1999 - $0.8 million; 1998 - $2.3 million).

14.  Related Party Transactions

In addition to Note 8, the Company had the following transactions with related parties. The Company recorded sales revenue from Sumitomo Heavy Industries, Ltd., a significant shareholder, of $10.2 million in the year ended December 31, 2000 (1999 - $11.7 million; 1998 $15.5 million) at amounts and terms approximately equivalent to third party transactions. Transactions with Sumitomo are at normal trade terms. The balance sheet reflects receivables from Sumitomo as due from related party.

15.  Restructuring and other

Restructuring charges

During the fourth quarter of fiscal 2000, a charge of $12.5 million was taken to accrue employee severance of $1.0 million for approximately 50 employees and other exit costs of $3.8 for the Company's United Kingdom operation and worldwide distribution system related to high-power laser systems for certain automotive applications; costs of $7.7 million associated with restructuring for excess capacity at three leased facility locations in the United States and Germany. The Company also recorded a write-down of land and building in the United Kingdom of $2.0 million (as described in Note 5). Compensation expense of $0.6 million arising on the acceleration of vesting of options upon the sale of businesses during the year was also charged to restructuring. In addition, an inventory write-down to net realizable value of $8.5 million was recorded in cost of goods sold related to the high-power laser system product line.

During the first quarter of fiscal 1999, a charge of $19.6 million was taken to accrue employee severance of $5.6 million, leased facility and related costs of $4 million associated with the closure of the plant in Oxnard, California and redundant facilities worldwide, and costs of $10 million associated with restructuring and integration of operations as a result of the merger. The Oxnard manufacturing operations shutdown was completed during December 1999. Other integration activities included exit costs for some product lines, reducing redundant resources worldwide, and abandoning redundant sales and service facilities. During 2000, severance was paid to 23 employees in various locations worldwide. The Company recorded a reversal of $5 million in the fourth quarter for costs that have been determined will not be incurred.

The following table summarizes changes in the restructuring provision.

       (in millions)                                 Total      Severance      Facilities    Integration
                                                     -----      ---------      ----------    -----------
       Charge during Q1 1999                        $ 19.6        $  5.6         $  4.0         $ 10.0
       1999 Actions                                   (9.5)         (2.4)          (0.2)          (6.9)
       Reversals during Q4 1999                       (2.1)         (0.8)          (1.1)          (0.2)
       Charge during Q4 1999                           2.1           0.4            1.2            0.5
                                                 ---------     ---------      ---------      ---------
       Provision at December 31, 1999                 10.1           2.8            3.9            3.4
       2000 Actions                                   (4.3)         (1.8)          (1.0)          (1.5)
       Reversals during Q4 2000                       (5.0)         (0.8)          (2.3)          (1.9)
       Charge during Q4 2000                          12.5           1.0            7.7            3.8
                                                 ---------     ---------      ---------      ---------
       Provision at December 31, 2000               $ 13.3         $ 1.2          $ 8.3          $ 3.8
                                                 =========     =========      =========      =========

It is expected that most actions will be completed by end of 2001, but certain leased facility costs will take longer to resolve due to the nature of the lease commitments.

Other

During 2000, the Company recorded a benefit of $0.2 million related to royalties earned on the sale of OLT precision alignment system product line and $2.7 million received for licensing some of the Company's technology.

16.   Commitments and Contingencies

Operating leases

The Company leases certain equipment and facilities under operating lease agreements that expire through 2013. The facility leases require the Company to pay real estate taxes and other operating costs. For the year ended December 31, 2000 lease expense was approximately $4.7 million (1999 - $4.7 million; 1998 - $1.9 million).

Minimum lease payments under operating leases expiring subsequent to December 31, 2000 are:

            2001                                                 $ 5,564
            2002                                                   5,077
            2003                                                   3,619
            2004                                                   2,620
            2005                                                   2,187
            Thereafter                                             5,661
                                                              ----------
            Total minimum lease payments                         $24,728
                                                              ==========


Recourse receivables

In Japan, where it is customary to do so, the Company discounts certain customer notes receivable at a bank with recourse. The Company's maximum exposure was $3.8 million at December 31, 2000 (1999 - $3.0 million). The book value of the recourse receivables approximates fair value. During 2000, the Company received cash proceeds relating to the discounted receivables of $10.6 million (1999 - $6.7 million).

Legal proceedings and disputes

Robotic Vision Systems, Inc. v. View Engineering, Inc., USDC Case No. 95-7441. In March 2000, the United States District Court for the Central District of California entered judgement in favor of View Engineering, Inc., a wholly owned subsidiary. Robotic Vision had alleged infringement relating to lead inspection machines formerly sold by View Engineering and sought damages of $60.5 million. The District Court found Robotic Vision's patent invalid and Robotic Vision has appealed. The argument for that appeal took place on March 9, 2001.

GSI Lumonics Inc. v. BioDiscovery, Inc. On December 10, 1999 GSI Lumonics filed suit in the United States District Court for the District of Massachusetts seeking a declaration that its QuantArray Microarray Analysis Software does not infringe any copyrights owned, licensed or assigned to BioDiscovery, Inc. or its president. BioDiscovery, Inc. is a manufacturer of microarray quantification software under the name ImaGene(C). On December 21, 1999, BioDiscovery's president responded to the action for declaratory judgment by filing a separate suit in the United States District Court for the Southern District of California, alleging that GSI Lumonics reverse engineered his software, and also sued for copyright infringement. In the Massachusetts action, the court denied BioDiscovery's president's motion to dismiss and scheduled the trial for May 2000. In April 2000, shortly before the trial was scheduled to begin, BioDiscovery's president abandoned his copyright infringement claim and consented to the entry of a default judgment in favor of GSI Lumonics. In the California action the court, in September 2000, allowed a motion by the Company to dismiss BioDiscovery's president's complaint insofar as it alleged any reverse engineering, reverse compiling or copying of ImaGene(C). On November 15, 2000, GSI Lumonics, BioDiscovery and BioDiscovery's president entered into a settlement agreement whereby the parties agreed to dismiss all pending actions with prejudice. The California Action was therefore voluntarily dismissed with prejudice.

Electro Scientific Industries, Inc. v. GSI Lumonics Inc. On March 16, 2000, Electro Scientific Industries, Inc. filed an action for patent infringement in the United States District Court for the Central District of California against the Company and Dynamic Details Inc., an unrelated party that is one of the Company's customers. Electro Scientific alleges that the Company offers to sell and import into the United States the GS-600 high speed laser drilling system and that Dynamic Details possesses and uses a GS-600 System. It further alleges that Dynamic Details' use of the GS-600 laser system infringes Electro Scientific's U.S. patent no.5,847,960 and that the Company has actively induced the infringement of, and contributorily infringed, the patent. Electro Scientific seeks an injunction, unspecified damages, trebling of those damages, and attorney fees. GSI Lumonics has indemnified Dynamic Details with respect to these allegations. Discovery in the case is set to close on June 15, 2001 and trial is scheduled for October 30, 2001.

Electro Scientific Industries, Inc. v. General Scanning, Inc. In September 1998, the United States District Court for the Northern District of California granted Electro Scientific's motions for summary judgment against General Scanning in this case on a claim of patent infringement and on the issue of whether Electro Scientific committed inequitable conduct by intentionally failing to cite prior art to the U.S. Patent Office in connection with one of its patents. The Court denied General Scanning's motion for summary judgment that the Electro Scientific patents are invalid due to prior art. During March 1999, the Court granted Electro Scientific's motion for partial summary judgment that upgrade kits, sold by General Scanning for 1.3 micron laser wavelength memory repair, infringe the Electro Scientific patents in suit. In April 1999 a federal court jury issued a verdict that Electro Scientific's patent 5,473,624 was invalid, and that Electro Scientific's patent 5,265,114 was valid, and awarded a $13.1 million damage judgment against the Company. In July 1999, the Court refused Electro Scientific's requests to increase damages awarded by the jury in April, and for attorney fees, but granted interest on the damages. The Company recorded a provision during the three months ended April 2, 1999 of $19 million to reflect the amount of the damage award plus accrued interest and related costs. The Court also affirmed the jury's decision to invalidate one of the two patents asserted by Electro Scientific in the case. The Company has appealed the decisions on infringement, the validity of the second patent and the award of damages. The Company was required to post an unsecured bond with the court in order to proceed with the appeal. The appeal was argued on October 3, 2000 and the appeals court has not yet rendered a decision.

GSI Lumonics believes that Robotic Vision's and Electro Scientific's claims in the above actions are without merit and is vigorously defending these proceedings. However, if the Company was to lose on one or more of the claims and damages are awarded, there could be a material adverse effect on its operating results and/or financial condition. The outcome is not determinable at this time.

Other. As the Company has disclosed since 1994, a party has commenced legal proceedings in the United States against a number of U.S. manufacturing companies, including companies that have purchased systems from GSI Lumonics. The plaintiff in the proceedings has alleged that certain equipment used by these manufacturers infringes patents claimed to be held by the plaintiff. While GSI Lumonics is not a defendant in any of the proceedings, several of GSI Lumonics customers have notified GSI Lumonics that, if the party successfully pursues infringement claims against them, they may require GSI Lumonics to indemnify them to the extent that any of their losses can be attributed to systems sold to them by GSI Lumonics. GSI Lumonics does not believe that the outcome of these claims will have a material adverse effect upon GSI Lumonics, but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect upon the Company's financial condition or results of operations.


Risks and uncertainties

The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents, securities available-for-sale, trade receivables and financial instruments used in hedging activities. The Company does not believe it is exposed to any significant credit risk on these instruments.

Certain of the components and materials included in the Company's laser systems and optical products are currently obtained from single source suppliers. There can be no assurance that a disruption of this outside supply would not create substantial manufacturing delays and additional cost to the Company.

There is no concentration of credit risk related to the Company's position in trade accounts receivable. Credit risk, with respect to trade receivables, is minimized because of the diversification of the Company's operations, as well as its large customer base and its geographical dispersion.


17.  Segment Information

GSI Lumonics Inc. designs, develops, manufactures and markets laser-based advanced manufacturing systems and components as enabling tools for a wide range of high-technology applications, including computer-chip memory repair processing, inspection systems for solder paste and component placement on surface-mount printed circuits, via drilling, hybrid circuit trim and circuit trim on silicon. The Company also provides precision optics for Dense Wave Division Multiplexing networks. Major markets for its products include the semiconductor, electronics, and telecommunications industries. The Company's principal markets are in the United States, Canada, Europe, Japan and Asia-Pacific.

During the three months ended December 31, 1999, the Company re-evaluated its reportable segments and concluded it has one reportable segment. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution.

Geographic segment information

The Company attributes revenues to geographic areas on the basis of the customer location. Long-lived assets and goodwill are attributed to geographic areas in which Company assets reside.

                                                                     Year ended December 31,
                                              ----------------------------------------------------------------------
        Revenues from external customers:            2000                    1999                     1998
                                              --------------------    --------------------    ----------------------
             USA                                 $177,813    48%         $143,034    52%         $ 61,269     42%
             Canada                                20,159     5%           10,782     4%            8,264      6%
             Europe                                71,973    19%           65,296    24%           40,427     28%
             Japan                                 58,173    16%           32,648    12%           15,987     11%
             Latin and South America                5,563     1%            1,631     0%              657      1%
             Asia-Pacific, other                   40,183    11%           21,159     8%           17,588     12%
                                              -----------             -----------             -----------
                  Total                         $ 373,864   100%        $ 274,550   100%        $ 144,192    100%
                                              ===========             ===========             ===========

        Long-lived assets and goodwill:
           USA                                  $  35,721               $  42,424                $  5,548
           Canada                                   9,852                   7,726                   9,567
           Europe                                  12,940                  17,484                  20,848
           Japan                                      689                     591                       -
           Asia-Pacific, other                        241                     400                     318
                                              -----------             -----------             -----------
                Total                            $ 59,443                $ 68,625                $ 36,281
                                              ===========             ===========             ===========

                               GSI LUMONICS INC.
                      SUPPLEMENTARY FINANCIAL INFORMATION
      (U.S. GAAP and in thousands of U.S. dollars, except share amounts)
                                  (UNAUDITED)

                                                                               Three months ended
                                                          -------------------------------------------------------------
                                                            December 31,    September 29,      June 30,       March 31,
                                                                  2000            2000           2000            2000
                                                                  -----           -----          -----           ----
                                                           (notes 1 & 2)
Sales                                                           $ 95,496        $ 97,631       $ 92,837       $ 87,900
Cost of goods sold                                                83,590          58,547         55,835         50,931
                                                                --------        --------       --------       --------
Gross profit                                                      11,906          39,084         37,002         36,969
Operating expenses:
     Research and development                                      7,655           8,993          8,770          8,513
     Selling, general and administrative                          20,097          20,625         19,940         20,287
     Amortization of technology and other intangibles              1,343           1,127          1,156          1,225
     Restructuring and other                                      10,109            (243)             -         (2,670)
                                                                --------        --------       --------       --------
Income (loss) from operations                                    (27,298)          8,582          7,136          9,614
     Gain on sale of assets                                       74,398           1,680            708              -
     Interest income, net                                          1,763             998            502             82
     Foreign exchange transaction gains (losses)                  (1,119)           (229)           612         (2,386)
                                                                --------        --------       --------       --------
Income before income taxes                                        47,744          11,031          8,958          7,310

Income taxes provision                                            20,137           3,855          3,135          2,539
                                                                --------        --------       --------       --------
Net income                                                      $ 27,607        $  7,176       $  5,823       $  4,771
                                                                ========        ========       ========       ========

Net income per common share:
     Basic                                                      $   0.69         $  0.18        $  0.15        $  0.14
     Diluted                                                    $   0.67         $  0.17        $  0.14        $  0.13

Weighted average common shares outstanding (000's)                40,099          39,807         38,289         34,544
Weighted average common shares outstanding and
     dilutive potential common shares (000's)                     41,048          41,731         40,376         36,645

1. On October 1, 2000, GSI Lumonics sold its Life Science business to Packard BioScience Company for $39.3 million in cash and 4.5 million shares of Packard BioScience common stock, resulting in a non-operating gain of approximately $73 million ($47 million after tax).

2. During the fourth quarter 2000, GSI Lumonics restructured its Rugby, UK operations and worldwide distribution system, which supplies the AM Series high-power laser product line mainly in the automotive market, and incurred net restructuring charges of $10 million, including costs for excess manufacturing and distribution capacity in the United States, UK and Germany. The Company also recorded a charge of $8.5 million in cost of goods sold related to AM Series inventory. During the quarter, the Company also evaluated other inventory and increased obsolescence provisions by $10.5 million. In the fourth quarter, AM Series sales of $2 million resulted in negative gross profit of $11.9 million for the AM Series product line, including the $8.5 million charge discussed above.

                               GSI LUMONICS INC.
                      SUPPLEMENTARY FINANCIAL INFORMATION
      (U.S. GAAP and in thousands of U.S. dollars, except share amounts)
                                  (UNAUDITED)

                                                                               Three months ended
                                                          -----------------------------------------------------------
                                                            December 31,     October 1,       July 2,      April 2,
                                                                  1999          1999          1999           1999
                                                                  -----         -----         -----          ----
Sales                                                           $ 88,667       $ 78,041      $ 69,248     $  38,594
Cost of goods sold                                                54,273         47,553        45,872        31,075
                                                                --------       --------      --------     ---------
Gross profit                                                      34,394         30,488        23,376         7,519
Operating expenses:
     Research and development                                      8,676          8,104         8,584         3,336
     Selling, general and administrative                          17,931         17,704        18,521        10,497
     Amortization of technology and other intangibles              1,251          1,251         1,251           317
     Acquired in-process research and development                      -              -             -        14,830
     Restructuring and other charges                                   -              -             -        19,631
                                                                --------       --------      --------     ---------
Income (loss) from operations                                      6,536          3,429        (4,980)      (41,092)
     Gain on sale of assets                                        1,599              -             -             -
     Interest income (expense), net                                  (14)             2           (93)          194
     Foreign exchange transaction gains (losses)                  (1,767)          (514)          157          (787)
                                                                --------       --------      --------     ---------
Income (loss) before income taxes                                  6,354          2,917        (4,916)      (41,685)

Income taxes provision (benefit)                                   2,115            874        (1,174)       (4,371)
                                                                --------       --------      --------     ---------
Net income (loss)                                                $ 4,239        $ 2,043      $ (3,742)    $ (37,314)
                                                                ========       ========      ========     =========

Net income (loss) per common share:
     Basic                                                       $  0.12        $  0.06      $  (0.11)    $   (1.94)
     Diluted                                                     $  0.12        $  0.06      $  (0.11)    $   (1.94)

Weighted average common shares outstanding (000's)                34,222         34,173        34,167        19,204
Weighted average common shares outstanding and
     dilutive potential common shares (000's)                     35,755         35,085        34,167        19,204

The information above reflects the operating results of General Scanning, Inc., which was acquires by merger on March 22, 1999. The quarterly amounts differ from results of operations published in interim financial reports on form 10-Q due to changes in the purchase accounting for the merger. The valuation of intangible assets, land and deferred taxes was completed at different amounts than estimated resulting in negative goodwill which was allocated to the long-term assets. The following reconciles net income changes:

Net income (loss) as reported on form 10-Q                                      $ 1,999      $ (3,786)    $ (35,491)
     Less: additional in-process research and development                             -             -        (1,830)
     Less: additional intangibles amortization expense                             (378)         (378)          (63)
     Plus: reduced depreciation expense                                             422           422            70
                                                                              ---------    ----------   -----------
Net income (loss) restated                                                      $ 2,043      $ (3,742)    $ (37,314)
                                                                              =========    ==========   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISRANT

Directors

The information with respect to directors is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2001 (the "2001 Proxy Statement") and is incorporated herein by reference.

Executive Officers

The information with respect to executive officers is set forth under the caption "Executive Officers" in Part I of this report.

Reports of Beneficial Ownership

The information required by this item is contained in the 2001 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 2001 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The response to this item is contained in the Company's 2001 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is contained in the Company's 2001 Proxy Statement and is incorporated herein by reference.

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

List of Exhibits

EXHIBIT
NUMBER     DESCRIPTION
------     -----------
2.1 Amended and Restated Agreement and Plan of Merger, dated as of October 27, 1998, by and among the Registrant, Grizzly Acquisition Corp., New Grizzly Acquisition Corp. and General Scanning Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules referred to in the Merger Agreement are omitted. The Registrant hereby undertakes to furnish a supplemental a copy of any omitted Schedule to the Commission upon request. (4)
2.2 Purchase and Sale Agreement and Joint Escrow Instructions, dated as of February 29, 2000, by and between Alexandria Real Estate Equities, Inc., and General Scanning Inc., including amendments.
2.3 Asset Purchase Agreement, dated as of August 19, 2000, between GSI Lumonics Life Science Trust, GSI Lumonics Trust, Inc. and Packard BioScience Company. (7)
3.1 Certificate and Articles of Continuance of the Registrant dated March 22, 1999. (4)
3.2        By-Law No.1 of the Registrant. (4)
4.1 Line of Credit Agreement between the Registrant and CIBC dated April 8, 1998 and accepted April 15, 1998. (4)
10.1 Lease Agreement between JRF II Associates Ltd. Partnership and Lumonics Corporation dated September 24, 1991. (4)
10.2 Industrial Space Lease between Lumonics Corporation and The Travelers Insurance Company dated March 17, 1992. (4)
10.3       Lease Agreement between Lumonics Corporation and Sisilli dated June
           1994. (4)
10.4 GSI Lease dated July 31, 1996, as amended to date, between View Engineering, Inc. and Donald J. Devine as Trustee under the Donald J. Devine Trust Agreement. (2)
10.5 Lease dated July 15, 1997, as amended to date, between GSI and The Wilmington Realty Trust. (3)
10.6 Severance Agreement between the Registrant and Patrick D. Austin dated April 13, 1998. (4)
10.7 Split Dollar Compensation Agreement dated September 13, 1997 between GSI and Charles D. Winston. (3)
10.8 Key Employee Retention Agreement between GSI and Victor H. Woolley, dated May 1, 1997. (4)
10.9 Settlement Agreement dated June 12, 1998 between GSI and Robotic Vision Systems, Inc. (4)
10.10 Severance Agreement between the Registrant and Charles D. Winston dated April 21, 1999. (5)
10.11 Severance Agreement between the Registrant and Kurt Pelsue dated April 21, 1999. (5)

EXHIBIT
NUMBER     DESCRIPTION
------     -----------

10.12 OEM Supply Agreement between the Registrant and Sumitomo Heavy Industries, Ltd. dated August 31, 1999. (5)
10.13      1981 Stock Option Plan of GSI (1)
10.14      1992 Stock Option Plan of GSI (1)
10.15      1995 Directors' Warrant Plan of GSI (1)
10.16      1994 Key Employees and Directors Stock Option Plan of the Registrant.
           (4)
10.17      1995 Stock Option Plan for Employees and Directors of the Registrant
           (6)
10.18 Employment Agreement between the Registrant and Charles D. Winston dated January 1, 2000.
21.1       Subsidiaries of the Registrant.
23.1       Consent of Independent Chartered Accountants.

---------
(1) Incorporated by reference to GSI's registration statement on Form S-1, filed August 11, 1995 (33-95718)
(2) Incorporated by reference to GSI's Current Report on Form 10-K for the year ended December 31, 1996.
(3) Incorporated by reference to GSI's Current Report on Form 10-K for the year ended December 31, 1997.
(4) Incorporated by reference to Lumonics' registration statement on Form S-4/A Amendment No. 2, filed February 11, 1999 (333-71449)
(5) Incorporated by reference to the Company's Current Report on Form 10-K for the year ended December 31, 1999.
(6) Incorporated by reference to the Company's registration statement on Form S-8 filed August 4, 2000.
(7) Incorporated by reference to the Company's Current Report on Form 8-K filed October 16, 2000.

Reports on Form 8-K

On October 16, 2000, the Company filed a Current Report on Form 8-K to report the sale of assets of its Life Sciences business to Packard BioScience Company on October 1, 2000. On November 13, 2000, the Company filed an amendment to this Form 8-K to provide the required pro forma financial information.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Lumonics Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  GSI LUMONICS INC.
                                                    (Registrant)

                                 By:           /s/ Charles D. Winston
                                      ------------------------------------------
                                                 Charles D. Winston
                                        President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name                                        Title                                                       Date
--------------------------------------    ------------------------------------------------      ----------------------
/s/ Charles D. Winston                      Director and Chief Executive Officer                   March 19, 2001
----------------------
Charles D. Winston                          (Principal Executive Officer)

/s/ Thomas R. Swain                         Vice President Finance and Chief Financial             March 19, 2001
-------------------
Thomas R. Swain                             Officer (Principal Financial and Accounting
                                            Officer)

/s/ Richard Black                           Director                                               March 19, 2001
-----------------
Richard Black

/s/ Paul F. Ferrari
                                            Director                                               March 19, 2001
-------------------
Paul F. Ferrari

/s/ Woodie Flowers
                                            Director                                               March 19, 2001
------------------
Woodie Flowers

/s/ Byron O. Pond                           Director                                               March 19, 2001
-----------------
Byron O. Pond

/s/ Benjamin J. Virgilio                    Director                                               March 19, 2001
------------------------
Benjamin J. Virgilio

/s/ Phillip A. Griffiths                    Director                                               March 19, 2001
------------------------
Phillip A. Griffiths

                               GSI LUMONICS INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------------------------------------------
                                                        Balance     Charged
                                                          at        to costs     Charged                  Balance
                                                       beginning      and       to other                 At end of
Description                                            of period    expenses    accounts    Deductions     period
--------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998
  Allowance for doubtful accounts                       $   191       $ 109     $     -       $    (11)   $   311
--------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999
  Allowance for doubtful accounts                       $   311       $ 615     $ 2,799 *     $   (528)   $ 3,197
--------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
  Allowance for doubtful accounts                       $ 3,197       $ 935     $     -       $ (1,374)   $ 2,758
--------------------------------------------------------------------------------------------------------------------

* Increase due to merger with General Scanning Inc.