Form 10-Q
period 2001-03-30
GSI LUMONICS INC
filed 2001-05-09
CIK 1076930

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2001

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

                                ----------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]


     As at April 20, 2001, there were 40,262,511 shares of the Common Stock of GSI Lumonics Inc., no par value, issued and outstanding.

                                GSI LUMONICS INC.

                                TABLE OF CONTENTS

ITEM NO.                                                                                          PAGE NO.
--------                                                                                          --------


PART I - FINANCIAL INFORMATION.......................................................................3

    ITEM 1.    FINANCIAL STATEMENTS..................................................................3
              CONSOLIDATED BALANCE SHEETS (unaudited)................................................3
              CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)......................................4
              CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)......................................5
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited).................................6

    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS..............................................................12

    ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................18

PART II - OTHER INFORMATION.........................................................................19

    ITEM 1.    LEGAL PROCEEDINGS....................................................................19

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.....................................................19

Signatures..........................................................................................20


PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                               GSI LUMONICS INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
       (U.S. GAAP AND IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)



                                                                                   MARCH 30,      DECEMBER 31,
                                                                                     2001             2000
                                                                                   ---------       ---------
                                      ASSETS
Current
   Cash and cash equivalents....................................................   $  80,021       $ 113,858
   Short-term investments.......................................................      28,133          20,020
   Accounts receivable, less allowance of $2,658 (December 31, 2000 - $2,758)...      73,629          83,398
   Due from related party.......................................................       1,256           1,828
   Inventories..................................................................      81,274          77,906
   Deferred tax assets..........................................................      24,703          25,615
   Other current assets.........................................................       5,169           5,465
                                                                                   ---------       ---------
       Total current assets.....................................................     294,185         328,090

Property, plant and equipment, net of accumulated depreciation of $24,258
   (December 31, 2000 - $23,961)................................................      34,015          33,368
Deferred tax assets.............................................................       7,149           6,253
Other assets....................................................................      37,509          37,398
Intangible assets, net of amortization of $12,640
   (December 31, 2000 - $11,363).................................................     24,709          26,075
                                                                                   ---------       ---------
                                                                                   $ 397,567       $ 431,184
                                                                                   =========       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current
   Bank indebtedness............................................................   $  10,676       $  11,414
   Accounts payable.............................................................      23,619          30,030
   Accrued compensation and benefits............................................      10,813          12,797
   Income taxes payable.........................................................       3,314          32,489
   Other accrued expenses.......................................................      49,537          46,561
   Current portion of long-term debt............................................       3,762           3,821
                                                                                   ---------       ---------
       Total current liabilities................................................     101,721         137,112

Long-term debt due after one year...............................................       2,654           2,697
Deferred compensation...........................................................       2,156           2,108
                                                                                   ---------       ---------
       Total liabilities........................................................     106,531         141,917
Commitments and contingencies (note 7)
Stockholders' equity
   Capital stock, no par value;  Issued common shares of 40,262,011
      (December 31, 2000 - 40,162,608)..........................................     302,155         301,667
   Additional paid-in capital...................................................         959             759
   Retained earnings............................................................       5,931           1,152
   Accumulated other comprehensive income.......................................     (18,009)        (14,311)
                                                                                   ---------       ---------
       Total stockholders' equity................................................    291,036         289,267
                                                                                   ---------       ---------
                                                                                   $ 397,567       $ 431,184
                                                                                   =========       =========


    The accompanying notes are an integral part of these financial statements

                                GSI LUMONICS INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
       (U.S. GAAP AND IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)



                                                                         THREE MONTHS ENDED
                                                                       -----------------------
                                                                       MARCH 30,      MARCH 31,
                                                                         2001           2000
                                                                       --------       --------
Sales ...........................................................      $ 87,707       $ 87,900

Cost of goods sold ..............................................        55,172         50,931
                                                                       --------       --------

Gross profit ....................................................        32,535         36,969

Operating expenses:
     Research and development ...................................         6,974          8,513
     Selling, general and administrative ........................        19,035         20,287
     Amortization of technology and other intangibles ...........         1,333          1,225
     Other (note 6) .............................................        (1,400)        (2,670)
                                                                       --------       --------
Income from operations ..........................................         6,593          9,614

     Interest income, net .......................................         1,149             82
     Foreign exchange transaction losses ........................          (216)        (2,386)
                                                                       --------       --------
Income before income taxes ......................................         7,526          7,310

Income tax provision ............................................         2,747          2,539
                                                                       --------       --------
Net income ......................................................      $  4,779       $  4,771
                                                                       ========       ========
Net income per common share:
        Basic ...................................................      $   0.12       $   0.14
        Diluted .................................................      $   0.12       $   0.13

Weighted average common shares outstanding (000's) ..............        40,217         34,544
Weighted average common shares outstanding and dilutive potential
     common shares (000's) ......................................        40,961         36,645


    The accompanying notes are an integral part of these financial statements

                                GSI LUMONICS INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (U.S. GAAP AND IN THOUSANDS OF U.S. DOLLARS)

                                                                                      THREE MONTHS ENDED
                                                                                   -------------------------
                                                                                   MARCH 30,        MARCH 31,
                                                                                      2001            2000
                                                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................................      $   4,779       $   4,771
Adjustments to reconcile net income to net cash used in
        operating activities:
     Compensation expense ...................................................            200            --
     Depreciation and amortization ..........................................          3,354           3,263
     Deferred compensation ..................................................             48             223
     (Recovery) provision of deferred income taxes ..........................           (928)          1,574
Changes in current assets and liabilities:
     Accounts receivable ....................................................          9,124          (1,958)
     Inventories ............................................................         (5,121)        (12,869)
     Other current assets ...................................................            147          (1,885)
     Accounts payable, accrued expenses, and taxes payable ..................        (31,794)         (2,460)
                                                                                   ---------       ---------
Cash used in operating activities ...........................................        (20,191)         (9,341)
                                                                                   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment .............................         (3,633)         (1,915)
     Maturity of short-term investments .....................................         20,020           7,342
     Purchase of short-term investments .....................................        (28,133)           --
     (Increase) decrease in other assets ....................................         (3,464)            431
                                                                                   ---------       ---------
Cash (used in) provided by investing activities .............................        (15,210)          5,858
                                                                                   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of bank indebtedness ..........................................           (738)            (55)
     Issue of share capital (net of issue costs) ............................            488           3,283
                                                                                   ---------       ---------
Cash (used in) provided by financing activities .............................           (250)          3,228
                                                                                   ---------       ---------

Effect of exchange rates on cash and cash equivalents .......................          1,814            (503)
                                                                                   ---------       ---------
Decrease in cash and cash equivalents .......................................        (33,837)           (758)
Cash and cash equivalents, beginning of period ..............................        113,858          25,272
                                                                                   ---------       ---------
Cash and cash equivalents, end of period ....................................      $  80,021       $  24,514
                                                                                   =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Cash paid during the period for:
     Interest ...............................................................      $     155       $     155
     Income taxes ...........................................................      $  31,027       $   1,200


    The accompanying notes are an integral part of these financial statements

                                GSI LUMONICS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              AS OF MARCH 30, 2001
(U.S. GAAP AND TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE
AMOUNTS)


1.       BASIS OF PRESENTATION

         These unaudited interim consolidated financial statements have been prepared by the Company in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements reflect all adjustments and accruals, consisting only of adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of financial position and results of operations for the periods presented. The consolidated financial statements include the accounts of GSI Lumonics Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany transactions and balances have been eliminated. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. The results for interim periods are not necessarily indicative of results to be expected for the year or any future periods.


2.       INVENTORIES


     Inventories consist of the following:
                                                                 MARCH 30,         DECEMBER 31,
                                                                   2001                2000
                                                              --------------      --------------
            Raw materials.......................................  $42,381             $42,468
            Work-in-process.....................................   16,197              11,083
            Finished goods......................................   15,326              15,392
            Demo inventory......................................    7,370               8,963
                                                                  -------             -------
                 Total inventories..............................  $81,274             $77,906
                                                                  =======             =======

3.       STOCKHOLDERS' EQUITY

CAPITAL STOCK

         The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During the three months ended March 30, 2001, 101,712 shares of common stock were issued pursuant to share options exercised for proceeds of $0.5 million and 2,309 shares were cancelled.

ACCUMULATED OTHER COMPREHENSIVE INCOME

     At March 30, 2001, accumulated other comprehensive income is comprised of an unrealized loss of $6.4 million after tax on investment in Packard BioScience Company common stock and $11.6 million of accumulated foreign exchange translation adjustments.

     The components of comprehensive income are as follows:

                                                                    THREE MONTHS ENDED
                                                            --------------------------------
                                                              MARCH 30,           MARCH 31,
                                                                2001                 2000
                                                            -----------         ------------
          Net income.......................................     $4,779              $4,771
          Other comprehensive income (loss)................
               Cumulative effect change in accounting
               policy for cash flow hedges (note 5)........       (164)                 --
               Realized loss on derivative instruments
               designated and qualifying as foreign
               currency cash flow hedging instruments, net
               of taxes of $0 (note 5).....................        164                  --
               Foreign currency translation adjustments....     (2,655)                 97
               Change in unrealized loss on equity
               securities, net of tax of $562..............     (1,043)                 --
                                                                ------              ------
         Comprehensive income.............................      $1,081              $4,868
                                                                ======              ======

NET INCOME PER COMMON SHARE

     Basic income per common share was computed by dividing net income by the weighted-average number of common shares outstanding during the period. For diluted income per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method.

         Common and common share equivalent disclosures are:

                                                                    THREE MONTHS ENDED
                                                            --------------------------------
                                                              MARCH 30,           MARCH 31,
          (in thousands)                                        2001                 2000
                                                            -----------         ------------
          Weighted average common shares outstanding.......     40,217               34,544
          Dilutive potential common shares.................        744                2,101
                                                                ------               ------
          Diluted common shares............................     40,961               36,645
                                                                ======               ======
          Options and warrants excluded from
               diluted income per common share
               as their effect would be anti-dilutive......      1,631                  170
                                                                ======               ======


4.   RELATED PARTY TRANSACTIONS

     In addition to matters discussed elsewhere, the Company had the following transactions with related parties. The Company recorded sales revenue from Sumitomo Heavy Industries, Ltd., a significant shareholder, of $1.7 million in the three months ended March 30, 2001 and $4.5 million in the three months ended March 31, 2000 at amounts and terms approximately equivalent to third party transactions. Transactions with Sumitomo are at normal trade terms. The balance sheet reflects receivables from Sumitomo as due from related party.


5.   FINANCIAL INSTRUMENTS

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     At March 30, 2001, the Company had $48.7 million invested in cash equivalents denominated in U.S. dollars with maturity dates between April 23, 2001 and June 25, 2001. At December 31, 2000, the Company had $81.1 million invested in cash equivalents denominated in both U.S. and Canadian dollars with maturity dates between January 8, 2001 and February 27, 2001. Cash equivalents approximate fair value.

     At March 30, 2001, the Company had $28.1 million invested in short-term investments denominated in U.S. dollars with maturity dates between April 9, 2001 and June 26, 2001. At December 31, 2000, the Company had $20.0 million invested in short-term investments denominated in U.S. dollars with maturity dates between January 8, 2001 and March 30, 2001. Short-term investments approximate fair value.

DERIVATIVE FINANCIAL INSTRUMENTS

     At March 30, 2001, the Company had one foreign exchange forward contract to purchase $5.3 million U.S. dollars with a fair value gain of $235 thousand recorded in the consolidated statements of operations and maturing in June 2001. At December 31, 2000, the Company had four foreign exchange forward contracts to purchase $6.5 million U.S. dollars with a fair value loss of $164 thousand and maturing at varying dates during the first quarter of 2001.

     The Company uses derivative instruments, primarily foreign exchange forward contracts, to manage certain of its foreign exchange rate risks. The Company's objective is to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. The Company's foreign currency exposures arise from transactions denominated in a currency other than an entity's functional currency, primarily anticipated sales of finished product and the settlement of payables.

     On January 1, 2001, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, the "Statement"). This Statement requires all derivatives to be recognized in the statement of financial position at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive loss, depending on whether a derivative is designated as and is effective as a hedge and on the type of hedging transaction. The Company recorded a transition adjustment loss of $164 thousand in other comprehensive income as a result of adopting SFAS 133 on January 1, 2001. The entire net deferred loss was recognized in earnings during the period ended March 30, 2001, and at that time the underlying hedged transactions were realized. There was no hedge ineffectiveness during first quarter 2001.

     Generally, the Company applies hedge accounting as allowed by the Statement. At March 31, 2001, the Company had no derivatives that qualified as foreign currency cash flow hedges. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended to occur, and any previously deferred hedging gains or losses are recorded to earnings immediately. Earnings impacts for all designated hedges are recorded in the consolidated statement of operations generally on the same line item as the gain or loss on the item being hedged. The Company records all derivatives at fair value as assets or liabilities in the consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument.


6.   RESTRUCTURING AND OTHER

RESTRUCTURING CHARGES

2000

     During the fourth quarter of fiscal 2000, a charge of $12.5 million was taken to accrue employee severance of $1.0 million for approximately 50 employees and other exit costs of $3.8 for the Company's United Kingdom operation and worldwide distribution system related to high-power laser systems for certain automotive applications; costs of $7.7 million associated with restructuring for excess capacity at three leased facility locations in the United States and Germany. The Company also recorded a write-down of land and building in the United Kingdom of $2.0 million. Compensation expense of $0.6 million arising on the acceleration of vesting of options upon the sale of businesses during the year was also charged to restructuring. In addition, an inventory write-down to net realizable value of $8.5 million was recorded in cost of goods sold related to the high-power laser system product line.

     Cumulative expenditures of approximately $2.1 million have been applied against the provision, resulting in a provision balance of $10.4 million as at March 30, 2001. The remainder of the drawdown is expected to be substantially complete by the fourth quarter of 2001.

1999

     During the first quarter of fiscal 1999, a charge of $19.6 million was taken to accrue employee severance of $5.6 million, leased facility and related costs of $4 million associated with the closure of the plant in Oxnard, California and redundant facilities worldwide, and costs of $10 million associated with restructuring and integration of operations as a result of the 1999 merger of General Scanning and Lumonics. The Oxnard manufacturing operations shutdown was completed during December 1999. Other integration activities included exit costs for some product lines, reducing redundant resources worldwide, and abandoning redundant sales and service facilities.

     Cumulative expenditures of approximately $14.5 million have been applied against the provision, including $0.7 million incurred in the first quarter of 2001, and $5 million of the provision was reversed in the fourth quarter of 2000 for costs that have been determined will not be incurred, resulting in a provision balance of $0.1 million as at March 30, 2001 related to leased facility costs.



       The following table summarizes changes in the restructuring provision.

       (in millions)                               TOTAL       SEVERANCE      FACILITIES        OTHER
                                                 -----------   -----------    ------------   ------------
       Provision at December 31, 2000...........   $ 13.3        $  1.2          $  8.3         $  3.8
       Actions during first quarter.............      2.8           0.7             0.8            1.3
                                                 -----------   -----------    ------------   ------------
       Provision at March 30, 2001..............   $ 10.5        $  0.5          $  7.5         $  2.5
                                                 ===========   ===========    ============   ============


OTHER

     During the first quarter of 2001, the Company adjusted an accrual related to litigation with Electro Scientific Industries, Inc. and recorded a benefit of $1.4 million. On April 17, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the U.S. District Court for the Northern District of California in a patent infringement action filed by Electro Scientific Industries, Inc. See Note 7.

     During the first quarter of 2000, the Company recorded a benefit of $2.7 million received for licensing some of the Company's technology.


7.   COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

Robotic Vision Systems, Inc. v. View Engineering, Inc., USDC Case No. 95-7441. In March 2000, the United States District Court for the Central District of California entered judgement in favor of View Engineering, Inc., a wholly owned subsidiary. Robotic Vision had alleged infringement relating to lead inspection machines formerly sold by View Engineering and sought damages of $60.5 million. The District Court found Robotic Vision's patent invalid and Robotic Vision has appealed. The argument for that appeal took place on March 9, 2001 and the appeals court has not yet rendered a decision.

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

Electro Scientific Industries, Inc. v. General Scanning, Inc. In September 1998, the United States District Court for the Northern District of California granted Electro Scientific's motions for summary judgment against General Scanning in this case on a claim of patent infringement and on the issue of whether Electro Scientific committed inequitable conduct by intentionally failing to cite prior art to the U.S. Patent Office in connection with one of its patents. The Court denied General Scanning's motion for summary judgment that the Electro Scientific patents are invalid due to prior art. During March 1999, the Court granted Electro Scientific's motion for partial summary judgment that upgrade kits, sold by General Scanning for 1.3 micron laser wavelength memory repair, infringe the Electro Scientific patents in suit. In April 1999 a federal court jury issued a verdict that Electro Scientific's patent 5,473,624 was invalid, and that Electro Scientific's patent 5,265,114 was valid, and awarded a $13.1 million damage judgment against the Company. In July 1999, the Court refused Electro Scientific's requests to increase damages awarded by the jury in April, and for attorney fees, but granted interest on the damages. The Company recorded a provision during the three months ended April 2, 1999 of $19 million to reflect the amount of the damage award plus accrued interest and related costs. The Court also affirmed the jury's decision to invalidate one of the two patents asserted by Electro Scientific in the case. The Company appealed the decisions on infringement, the validity of the second patent and the award of damages. The Company was required to post an unsecured bond with the court in order to proceed with the appeal. The appeal was argued on October 3, 2000. On April 17, 2001, the Federal Circuit affirmed the District Court's decisions in all respects and the Company expects to pay $15.2 million in May in satisfaction of judgment. The accrual related to this litigation was adjusted at March 30, 2001 to reflect the judgment. See Note 6.

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

8.   SEGMENT INFORMATION

     GSI Lumonics Inc. designs, develops, manufactures and markets laser systems and components as enabling tools for a wide range of high-technology applications, including computer-chip memory repair processing, inspection systems for solder paste and component placement on surface-mount printed circuits, via drilling, hybrid circuit trim and circuit trim on silicon. The Company also provides precision optics for Dense Wave Division Multiplexing networks. Major markets for its products include the semiconductor, electronics, and telecommunications industries. The Company's principal markets are in the United States, Canada, Europe, Japan and Asia-Pacific.

GEOGRAPHIC SEGMENT INFORMATION

         The Company attributes revenues to geographic areas on the basis of the customer location. Long-lived assets and goodwill are attributed to geographic areas in which Company assets reside.


        (in millions)                                    THREE MONTHS ENDED
                                              ---------------------------------------
                                               MARCH 30, 2001         MARCH 31, 2000
                                              ----------------      -----------------
        Revenues from external customers:
             USA...........................     $36.4       41%        $42.6       49%
             Canada........................       6.8        8%          3.9        4%
             Europe........................      20.8       24%         23.2       27%
             Japan.........................      14.0       16%         10.8       12%
             Asia-Pacific, other...........       9.1       10%          7.3        8%
             Latin and South America.......       0.6        1%          0.1        0%
                                               ------                 ------
                  Total....................     $87.7      100%        $87.9      100%
                                               ======                 ======



                                                               AS AT
                                              -----------------------------------------
                                               MARCH 30, 2001        DECEMBER 31, 2000
                                              ----------------      -------------------
        Long-lived assets and goodwill:
           USA.............................     $35.0                  $35.7
           Canada..........................      10.4                    9.9
           Europe..........................      12.2                   12.9
           Japan...........................       0.8                    0.7
           Asia-Pacific, other.............       0.3                    0.2
                                                -----                  -----
                Total......................     $58.7                  $59.4
                                                =====                  =====


9.   SUBSEQUENT EVENTS

     On April 2, 2001, the Company completed the sale of certain assets of the Laserdyne and custom systems product lines for approximately $7 million cash, subject to final adjustment per the agreement of sale. Sales for these product lines were $2.3 million and $6.1 million for the three months ended March 30, 2001 and March 31, 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read this discussion together with the consolidated financial statements and other financial information included in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. Please see the special note set forth below under "Forward-Looking Statements."


OVERVIEW

     We design, develop, manufacture and market laser systems and components as enabling tools for a wide range of high-technology applications, including computer-chip memory repair processing, inspection systems for solder paste and component placement on surface-mount printed circuits, via drilling, hybrid circuit trim and circuit trim on silicon. We also provide precision optics for Dense Wave Division Multiplexing networks. Major markets for our products include the semiconductor, electronics, and telecommunications industries. In addition, we sell to other markets such as the medical industry. Our systems sales depend on our customers' capital expenditures that are affected by business cycles in the markets they serve.

     We continue to focus the Company's resources on our strategic markets and core businesses, building on synergies we have already created, tightening operational controls and consolidating operations. Consistent with our strategy, we completed the sale of certain assets of the Laserdyne and custom systems product lines at our Maple Grove, MN, facility on April 2, 2001 and subleased a portion of the facility as of that date.


RESULTS OF OPERATIONS

     The following table presents unaudited quarterly results of operations as a percentage of sales. This information has been presented on the same basis as the consolidated financial statements.


                                                       THREE MONTHS ENDED
                                                    ---------------------------
                                                     MARCH 30,       MARCH 31,
                                                       2001            2000
                                                    -----------     -----------
Sales ..........................................      100.0%          100.0%
Cost of goods sold .............................       62.9            57.9
                                                    -----------     -----------
Gross profit ...................................       37.1            42.1
Research and development .......................        8.0             9.7
Selling, general and administrative ............       21.7            23.1
Amortization of technology and other intangibles        1.5             1.4
Other ..........................................       (1.6)           (3.0)
                                                    -----------     -----------
Income from operations .........................        7.5            10.9
Interest income, net ...........................        1.3             0.1
Foreign exchange translation gains (losses) ....       (0.2)           (2.7)
                                                    -----------     -----------
Income before income taxes .....................        8.6             8.3
Income tax provision ...........................        3.1             2.9
                                                    -----------     -----------
Net income .....................................        5.5%            5.4%
                                                    ===========     ===========

     Our sales were $87.7 million in the first quarter of 2001 compared to $87.9 million in the first quarter of 2000. On a pro forma basis, net of discontinued and divested product lines, sales were $86.9 million and $75.2 million, respectively. Revenues from operations for any quarter are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period. Our quarterly operating results are subject to fluctuation due to a variety of factors, some of which are outside of our control. Accordingly, you should not rely on our results for any past quarter as an indication of future performance.

Sales by Market. The following table sets forth sales to our primary markets for the first three months of 2001 and 2000.


(in millions)                                                  THREE MONTHS ENDED
                                                       ------------------------------------
                                                        MARCH 30, 2001     MARCH 31, 2000
                                                       ----------------   -----------------
                                                                  % OF               % OF
                                                        SALES    TOTAL     SALES    TOTAL
                                                       -------- -------   -------- --------
Semiconductor.......................................     $26.5     30%      $13.3     15%
Electronics.........................................      20.8     24        24.3     28
Medical.............................................       8.2      9        11.0     12
Components..........................................       7.8      9         7.5      9
Precision Optics....................................       6.5      7         2.3      3
Other...............................................       4.2      5        17.2     19
Parts and service...................................      13.7     16        12.3     14
                                                       -------- -------   -------- --------
   Total............................................     $87.7    100%      $87.9    100%
                                                       ======== =======   ======== ========

     Sales of systems to the semiconductor and electronics markets totaled approximately $47 million in the quarter just ended compared to $38 million in the first quarter of last year. This growth was fueled by the growing demand for components for telecommunications devices, personal computers, consumer and automotive electronics during 2000. Sales of precision optics for the first quarter of 2001 grew by $4.2 million compared to the same period of 2000, partly due to the acquisition of General Optics in the third quarter of 2000, but remained flat compared to the fourth quarter of 2000. Bookings of new orders of precision optics declined to $2.4 million, net of order cancellations, during the first quarter of 2001. Sales to the medical market decreased by $2.8 million from the same period of 2000 due to the divestiture of the Life Sciences business. Sales to the other markets (including aerospace, packaging and automotive) decreased by $13 million from the same period of 2000 due to the divestiture of certain product lines during 2000. Parts and service sales during the three months ended March 30, 2001 continued to grow, due to continued growth of the installed base.

     The booking of new orders during the first quarter of 2001 reflected a slowdown in demand for systems for semiconductor and electronics processing applications and in demand for optical components, particularly for telecommunications, due to the current difficult capital equipment markets. The Company booked approximately $83 million in new orders during the quarter just ended, which included $20 million in blanket orders for OEM assemblies used in medical applications. This compares to bookings of $93 million (of which OEM medical assemblies were $10 million) in the first quarter of last year and a record $112 million in the prior quarter ended December 2000. Bookings of systems for semiconductor and electronics were $30 million compared to $40 million in the first quarter of last year and $62 million in the fourth quarter of last year. Given the change in booking patterns experienced in the first quarter and net of the recently completed divestiture of Laserdyne and custom systems product lines, we estimate that consolidated quarterly sales will settle at about $75 million per quarter.


Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: the United States; Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Revenues are attributed to these geographic areas on the basis of customer location. The following table shows sales to each geographic region for the first three months of 2001 and 2000.


(in millions)                                                  THREE MONTHS ENDED
                                                       ------------------------------------
                                                        MARCH 30, 2001     MARCH 31, 2000
                                                       ----------------   -----------------
                                                                  % OF               % OF
                                                        SALES    TOTAL     SALES    TOTAL
                                                       -------- -------   -------- --------
United States.......................................     $36.4     41%      $42.6     49%
Canada..............................................       6.8      8         3.9      4
Europe..............................................      20.8     24        23.2     27
Japan...............................................      14.0     16        10.8     12
Asia-Pacific, other.................................       9.1     10         7.3      8
Latin and South America.............................       0.6      1         0.1      0
                                                       -------- -------   -------- --------
   Total............................................     $87.7    100%      $87.9    100%
                                                       ======== =======   ======== ========


      For the first quarter of 2001, geographically, approximately 50% of sales were in North America, 26% in Asia-Pacific, including Japan, and 24% in Europe. The current difficult capital equipment markets and typical softness in the first calendar quarter has negatively impacted sales in the United States and Europe, particularly in the semiconductor and electronics markets as discussed above. Sales in Japan and Asia-Pacific continue to grow over prior quarters.

Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Order backlog at March 30, 2001 was $115 million compared to $87 million at March 31, 2000 and $119 million at December 31, 2000. The backlog at the end of the current quarter included approximately $10 million in Precision Optics. The backlog also included about $7 million in Laserdyne and associated custom industrial systems ($4.9 million at December 31, 2000) which were divested at the beginning of April 2001.

Gross Profit Margin. Gross profit margin was 37.1% in the three months ended March 30, 2001 compared to 42.1% in the three months ended March 31, 2000. Gross margins were below expectations primarily due to less favorable product sales mix and lower production volume at the Company's two facilities involved in industrial laser sources and systems. Gross margins are expected to improve to the low 40% range by year-end due primarily to improved operational efficiencies and change to a more favorable product mix as we focus on the core business.

Research and Development Expenses. Research and development expenses, net of government assistance, for the three months ended March 30, 2001 were 8.0% of sales or $7.0 million compared with 9.7% of sales or $8.5 million in the three months ended March 31, 2000. The decline was due primarily to the impact of divested product lines. Research and development activities focused on products targeted at the electronics, semiconductor and telecommunications markets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were 21.7% of sales or $19.0 million in the three months ended March 30, 2001, compared with 23.1% of sales or $20.3 million in the three months ended March 31, 2000. The decline was due primarily to the impact of divested product lines.

Amortization of Technology and Other Intangibles. Amortization of technology and other intangibles was 1.5% of sales or $1.3 million primarily as a result of amortizing intangible assets from acquisitions.

Other. During the first quarter of 2001, the Company adjusted an accrual related to litigation with Electro Scientific Industries, Inc. and recorded a benefit of $1.4 million. On April 17, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the U.S. District Court for the Northern District of California in a patent infringement action filed by Electro Scientific Industries, Inc.

     During the first quarter of 2000, the Company recorded a benefit of $2.7 million received for licensing some of the Company's technology.

Interest Income. Net interest income was $1.1 million in the three months ended March 30, 2001, compared to $0.1 million in the three months ended March 31, 2000. The increase was due to the investment of proceeds received from the April 2000 offering of 4.3 million shares of Common Stock to the public at a price of $17 per share, for net proceeds of $70.1 million. Significant proceeds from the sale of assets during the fourth quarter of 2000 also contributed to an increased average cash and investments balance during the first quarter of 2001 compared to the same period of 2000.

Income Taxes. The effective tax rate was 36.5% for the first quarter of 2001, compared with 34.7% in the same period in 2000 and 39.5% for fiscal 2000. Our tax rate reflects the fact that we do not recognize the tax benefit from losses in certain countries where future use of the losses is uncertain and other non-deductible costs.

Net Income. As a result of the forgoing factors, net income for the first quarter of 2001 was $4.8 million, compared with $4.8 million in the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $80.0 million on March 30, 2001 compared to $113.9 million at December 31, 2000. In addition, short-term investments were $28.1 million at March 30, 2001 compared to $20.0 million at December 31, 2000.

     The investment in equity securities at March 30, 2001 of $33.4 million, consisting of approximately 4.5 million shares, or 6.6%, of Packard BioScience Company common stock, was included in other long-term assets. These equity securities are subject to market fluctuations and, during the first quarter, we recorded an unrealized loss of $1.6 million ($1.0 million after tax) as a separate component of accumulated other comprehensive income.

     Cash flows used in operating activities for the first three months of 2001 were $20.2 million, compared to $9.3 million during the same period in 2000. Net income, after adjustment for non-cash items, provided cash of $7.4 million in the first quarter of 2001. Decreases in accounts receivable and other current assets provided $9.3 million. This was more than offset by an increase in inventories using $5.1 million and current liabilities using $31.8 million, due primarily to the payment of taxes in March 2001 on the gain on sale of the Life Sciences business in October 2000. In the first quarter of 2000, net income, after adjustment for non-cash items, provided cash of $9.8 million, offset by $19.1 million of increases in accounts receivable, inventories, other current assets and current liabilities.

     Cash flow used in investing activities was $15.2 million during the first three months ended March 31, 2001, primarily from net purchases of $8.1 million of short-term investments and $7.1 million in property, plant and equipment and other assets. In the first quarter of 2000, investing activities provided $5.9 million, primarily from the maturity of short-term investments.

     Cash flow used in financing activities was $0.3 million for the first three months ended March 31, 2001, compared to $3.2 million provided during the same period in 2000.

     We have credit facilities of approximately $40 million denominated in Canadian dollars, US dollars, Pound sterling and Japanese yen. Bank indebtedness, of which $10.7 million was outstanding at March 30, 2001, is due on demand and bears interest based on prime. As at March 30, 2001, the Company had unused and available demand lines of credit amounting to $19.6 million and outstanding letters of credit of $9.7 million.

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

Customers' Cyclical Fluctuations. Several significant markets for our products have historically been subject to economic fluctuations due to the substantial capital investment required in the industries served. The timing, length and severity of these cycles are difficult to predict. Some businesses in the semiconductor industry have recently announced a slowdown in new orders as market conditions weaken. Semiconductor manufacturers may contribute to these cycles by misinterpreting the conditions in the industry and over- or under-investing in semiconductor manufacturing capacity and equipment. We may not be able to respond effectively to these industry cycles. During a period of declining demand, we must be able to quickly and effectively reduce expenses while continuing to motivate and retain key employees. Our ability to reduce expenses in response to any downturn is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. In addition, the long lead-time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell. During a period of increasing demand and rapid growth, we must be able to quickly increase manufacturing capacity to meet customer demand and hire and assimilate a sufficient number of qualified personnel. Our inability to ramp up in times of increased demand could harm our reputation and cause some of our existing or potential customers to place orders with our competitors rather than us.

Quarterly Fluctuations in Operations. We derive a substantial portion of our sales from products that have a high average selling price and significant lead times between the initial order and delivery of the product. The timing and recognition of sales from customer orders can cause significant fluctuations in our operating results from quarter to quarter. Gross margins realized on product sales vary depending upon a variety of factors, including the mix of products sold during a particular period, negotiated selling prices, the timing of new product introductions and enhancements and manufacturing costs. A delay in a shipment, or failure to meet our revenue recognition criteria, near the end of a fiscal quarter or year, due, for example, to rescheduling or cancellations by customers or to unexpected difficulties experienced by us, may cause sales in a particular period to fall significantly below our expectations and may materially adversely affect our operations for that period. Our inability to adjust spending quickly enough to compensate for any sales shortfall would magnify the adverse impact of that sales shortfall on our results of operations. In addition, announcements by us or our competitors of new products and technologies could cause customers to defer purchases of our existing systems, which could negatively impact our earnings and our financial position. As a result of these factors, our results of operations for any quarter or year are not necessarily indicative of results to be expected in future periods. Our future operating results may be affected by various trends and factors that must be managed in order to achieve favorable operating results.

Proprietary Rights; Infringement Claims. If we cannot protect or lawfully use our proprietary technology, we may not be able to compete successfully. We protect our intellectual property through patent filings, confidentiality agreements and the like. However, these methods of protection are uncertain and costly. In addition, we may face allegations that we are violating the intellectual property rights of third parties. These types of allegations are common in the industry. Claims or litigation could seriously harm our business or require us to incur significant costs. We are subject to litigation from time to time, some of which is material to our business. If, in any of these actions, there is a final adverse ruling against us, it could seriously harm our business and have a material adverse effect on our operating results and financial condition, as well as having a significant negative impact on our liquidity. Among other things, we are currently subject to the claims and actions referred to in Note 7 to the Financial Statements in this report.

Competition. The industries in which we operate are highly competitive. We face substantial competition from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than we do. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products. Furthermore, competition in our markets could intensify, or our technological advantages may be reduced or lost as a result of technological advances by our competitors. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share, and an inability to generate cash flows that are sufficient to maintain or expand our development of new products.

Reliance on Key Personnel. The loss of key personnel could negatively impact our operations. Our business and future operating results depend in part upon our ability to attract and retain qualified management, technical, sales and support personnel for our operations on a worldwide basis. Competition for qualified personnel is intense, and we cannot guarantee that we will be able to continue to attract and retain qualified personnel. Our operations could be negatively affected if we lose key executives or employees or are unable to attract and retain skilled executives and employees as needed.

Rapid Technological Change. The markets for our products experience rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. Developing new technology is a complex and uncertain process requiring us to be innovative and to accurately anticipate technological and market trends. We may have to manage the transition from older products to minimize disruption in customer ordering patterns, avoid excess inventory and ensure adequate supplies of new products. We may not successfully develop, introduce or manage the transition to new products. Failed market acceptance of new products or problems associated with new product transitions could harm our business.

Acquisitions. We have made, and continue to pursue, strategic acquisitions, involving significant risks and uncertainties. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of our management's attention and risks associated with unanticipated problems or liabilities. Should we acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. We must manage the growth of our business effectively.

Dependence on limited source suppliers. We depend on limited source suppliers that could cause substantial manufacturing delays and additional cost if a disruption of supply occurs. We obtain some components from a single source. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products. If suppliers or subcontractors experience difficulties that result in a reduction or interruption in supply to us or fail to meet any of our manufacturing requirements, our business would be harmed until we are able to secure alternative sources. These components and manufacturing services may not continue to be available to us at favorable prices, if at all.

Operating in Foreign Countries. In addition to operating in the United States, Canada and the United Kingdom, we have sales and service offices in France, Germany, Italy, Japan, Singapore, Hong Kong, Korea, Taiwan, Malaysia and the Philippines. We may in the future expand into other international regions. Because of the scope of our international operations, we are subject to risks which could materially impact our results of operations, including foreign exchange rate fluctuations, longer payment cycles, greater difficulty in collecting accounts receivable, utilization of different systems and equipment, and difficulties in staffing and managing foreign operations and diverse cultures.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments and debt obligations. At March 30, 2001, the Company had $48.7 million invested in cash equivalents and $28.1 million invested in short-term investments. Due to the average maturities and the nature of the investment portfolio, a change in interest rates is not expected to have a material effect on the value of the portfolio. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

Foreign Currency Risk. We have substantial sales and expenses and working capital in currencies other than U.S. dollars. As a result, we have exposure to foreign exchange fluctuations, which may be material. To reduce the Company's exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. We have a foreign currency hedging program using currency forwards and currency options to hedge exposure to foreign currencies. The goal of the hedging program is to manage risk associated with fluctuations in the value of the foreign currency. We do not currently use currency forwards or currency options for trading purposes. At March 30, 2001, we had one foreign exchange forward contract to purchase $5.3 million U.S. dollars with a fair value gain of $235 thousand maturing in June 2001.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
             See the description of legal proceedings in Note 7 to the Financial Statements.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             A)  LIST OF EXHIBITS
                 None

             B)  REPORTS ON FORM 8-K
                 None

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

GSI LUMONICS INC.
(REGISTRANT)


NAME                                        TITLE                                                       DATE
--------------------------------------      ----------------------------------------------      ----------------------

/s/ CHARLES D. WINSTON                      Director and Chief Executive Officer                   May 9, 2001
----------------------                      (Principal Executive Officer)
Charles D. Winston

/s/ THOMAS R. SWAIN                         Vice President Finance and Chief Financial             May 9, 2001
-------------------                         Officer (Principal Financial and Accounting
Thomas R. Swain                             Officer)

