Form 10-Q
period 2001-06-29
GSI LUMONICS INC
filed 2001-08-10
CIK 1076930

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2001

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

As at July 16, 2001, there were 40,334,695 shares of the Common Stock of GSI Lumonics Inc., no par value, issued and outstanding.

                                GSI LUMONICS INC.

                                TABLE OF CONTENTS

Item No.                                                                Page No.
--------                                                                --------

PART I - FINANCIAL INFORMATION.................................................3

  ITEM 1. FINANCIAL STATEMENTS.................................................3
          CONSOLIDATED BALANCE SHEETS (unaudited)..............................3
          CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)....................4
          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)....................5
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)...............6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................14

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........23

PART II - OTHER INFORMATION...................................................24

  ITEM 1. LEGAL PROCEEDINGS...................................................24

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................24

  ITEM 5: OTHER INFORMATION...................................................24

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................25

SIGNATURES....................................................................26

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                GSI LUMONICS INC.
                     CONSOLIDATED BALANCE SHEETS (unaudited)
       (U.S. GAAP and in thousands of U.S. dollars, except share amounts)

                                                                                    June 29,  December 31,
                                                                                      2001        2000
                                                                                    --------    --------
                                      ASSETS
Current
   Cash and cash equivalents ....................................................   $ 77,169    $113,858
   Short-term investments .......................................................     32,726      20,020
   Accounts receivable, less allowance of $2,730 (December 31, 2000 - $2,758) ...     64,497      83,398
   Due from related party .......................................................        657       1,828
   Inventories ..................................................................     71,480      77,906
   Deferred tax assets ..........................................................     16,472      25,615
   Other current assets .........................................................     11,958       5,465
                                                                                    --------    --------
       Total current assets .....................................................    274,959     328,090

Property, plant and equipment, net of accumulated depreciation of $21,107
   (December 31, 2000 - $23,961) ................................................     33,241      33,368
Deferred tax assets .............................................................     11,412       6,253
Other assets ....................................................................     41,392      37,398
Intangible assets, net of amortization of $10,834
   (December 31, 2000 - $11,363) ................................................     23,365      26,075
                                                                                    --------    --------
                                                                                    $384,369    $431,184
                                                                                    ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current
   Bank indebtedness ............................................................   $ 10,502    $ 11,414
   Accounts payable .............................................................     19,267      30,030
   Accrued compensation and benefits ............................................      9,315      12,797
   Income taxes payable .........................................................      5,964      32,489
   Other accrued expenses .......................................................     32,322      46,561
   Current portion of long-term debt ............................................      3,762       3,821
                                                                                    --------    --------
       Total current liabilities ................................................     81,132     137,112

Long-term debt due after one year ...............................................      2,654       2,697
Deferred compensation ...........................................................      2,024       2,108
                                                                                    --------    --------
       Total liabilities ........................................................     85,810     141,917
Commitments and contingencies (note 7)
Stockholders' equity
   Capital stock, no par value; Issued common shares of 40,325,873
      (December 31, 2000 - 40,162,608) ..........................................    302,431     301,667
   Additional paid-in capital ...................................................        959         759
   Retained earnings ............................................................      9,516       1,152
   Accumulated other comprehensive income .......................................    (14,347)    (14,311)
                                                                                    --------    --------
       Total stockholders' equity ...............................................    298,559     289,267
                                                                                    --------    --------
                                                                                    $384,369    $431,184
                                                                                    ========    ========

    The accompanying notes are an integral part of these financial statements

                                GSI LUMONICS INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
       (U.S. GAAP and in thousands of U.S. dollars, except share amounts)

                                                              Three Months Ended      Six Months Ended
                                                              -------------------   --------------------
                                                              June 29,   June 30,   June 29,    June 30,
                                                                2001       2000       2001        2000
                                                              --------   --------   --------    --------
Sales .....................................................   $ 76,542   $ 92,837   $164,249    $180,737

Cost of goods sold ........................................     47,124     55,835    102,296     106,766
                                                              --------   --------   --------    --------

Gross profit ..............................................     29,418     37,002     61,953      73,971

Operating expenses:
     Research and development .............................      6,844      8,770     13,818      17,283
     Selling, general and administrative ..................     17,753     19,940     36,788      40,227
     Amortization of technology and other intangibles .....      1,331      1,156      2,664       2,381
     Other (note 6) .......................................         --         --     (1,400)     (2,670)
                                                              --------   --------   --------    --------
Income from operations ....................................      3,490      7,136     10,083      16,750

     Gain on sale of assets ...............................         --        708         --         708
     Interest income, net .................................      1,474        502      2,623         584
     Foreign exchange transaction gains (losses) ..........        463        612        247      (1,774)
                                                              --------   --------   --------    --------
Income before income taxes ................................      5,427      8,958     12,953      16,268

Income tax provision ......................................      1,842      3,135      4,589       5,674
                                                              --------   --------   --------    --------
Net income ................................................   $  3,585   $  5,823   $  8,364    $ 10,594
                                                              ========   ========   ========    ========

Net income per common share:
        Basic .............................................   $   0.09   $   0.15   $   0.21    $   0.29
        Diluted ...........................................   $   0.09   $   0.14   $   0.20    $   0.28

Weighted average common shares outstanding (000's) ........     40,288     38,289     40,251      36,416
Weighted average common shares outstanding and dilutive
     potential common shares (000's) ......................     40,946     40,376     40,952      38,511

   The accompanying notes are an integral part of these financial statements.

                                GSI LUMONICS INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                  (U.S. GAAP and in thousands of U.S. dollars)

                                                                Three Months Ended       Six Months Ended
                                                               --------------------    --------------------
                                                               June 29,    June 30,    June 29,    June 30,
                                                                 2001        2000        2001        2000
                                                               --------    --------    --------    --------
Cash flows from operating activities:
Net income .................................................   $  3,585    $  5,823    $  8,364    $ 10,594
Adjustments to reconcile net income to cash used in
operating activities:
     Compensation expense ..................................         --          --         200          --
     Gain on sale of assets ................................         --        (708)         --        (708)
     Depreciation and amortization .........................      2,883       2,316       6,237       5,579
     Deferred compensation .................................        167        (116)        215         107
     Provision for (recovery of) deferred income taxes .....      3,955      (1,091)      3,027         483
Changes in current assets and liabilities:
     Accounts receivable ...................................      8,037      (3,636)     17,161      (5,594)
     Inventories ...........................................        567     (14,955)     (4,554)    (27,824)
     Other current assets ..................................     (3,527)        596      (3,380)     (1,289)
     Accounts payable, accrued expenses, and taxes
     payable ...............................................    (18,439)      4,554     (50,233)      2,094
                                                               --------    --------    --------    --------
Cash used in operating activities ..........................     (2,772)     (7,217)    (22,963)    (16,558)
                                                               --------    --------    --------    --------

Cash flows from investing activities:
     Sale of assets ........................................      6,000      13,736       6,000      13,736
     Additions to property, plant and equipment ............     (1,394)     (2,794)     (5,027)     (4,709)
     Maturity of short-term investments ....................     28,134          --      48,154       7,342
     Purchase of short-term investments ....................    (32,727)    (21,297)    (60,860)    (21,297)
     Decrease (increase) in other assets ...................       (466)        123      (2,242)        554
                                                               --------    --------    --------    --------
Cash used in investing activities ..........................       (453)    (10,232)    (13,975)     (4,374)
                                                               --------    --------    --------    --------

Cash flows from financing activities:
     Payments of bank indebtedness .........................       (174)     (6,398)       (912)     (6,453)
     Repayment on long-term debt ...........................         --      (2,737)         --      (2,737)
     Issue of share capital (net of issue costs) ...........        276      71,878         764      75,161
                                                               --------    --------    --------    --------
Cash (used in) provided by financing activities ............        102      62,743        (148)     65,971
                                                               --------    --------    --------    --------

Effect of exchange rates on cash and cash equivalents ......        271       1,867         397       1,364
                                                               --------    --------    --------    --------
Increase (decrease) in cash and cash equivalents ...........     (2,852)     47,161     (36,689)     46,403
Cash and cash equivalents, beginning of period .............     80,021      24,514     113,858      25,272
                                                               --------    --------    --------    --------
Cash and cash equivalents, end of period ...................   $ 77,169    $ 71,675    $ 77,169    $ 71,675
                                                               ========    ========    ========    ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest ..............................................   $    100    $    606    $    255    $    721
     Income taxes ..........................................   $  1,096    $    740    $ 32,123    $  1,940

   The accompanying notes are an integral part of these financial statements.

                                GSI LUMONICS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               As of June 29, 2001
                 (U.S. GAAP and tabular amounts in thousands of
                       U.S. dollars except share amounts)

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

2.    Inventories

Inventories consist of the following:

                                                         June 29,   December 31,
                                                           2001         2000
                                                         -------      -------
      Raw materials....................................  $41,737      $42,468
      Work-in-process..................................   11,261       11,083
      Finished goods...................................   11,442       15,392
      Demo inventory...................................    7,040        8,963
                                                         -------      -------
           Total inventories...........................  $71,480      $77,906
                                                         =======      =======

3.    Stockholders' Equity

Capital stock

The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During the six months ended June 29, 2001, 165,574 shares of common stock were issued pursuant to share options exercised for proceeds of $0.8 million and 2,309 shares were cancelled.

Accumulated other comprehensive income

At June 29, 2001, accumulated other comprehensive income is comprised of an unrealized gain of $0.8 million on derivative instruments designated and qualifying as foreign currency cash flow hedging instruments, an accumulated unrealized loss of $3.9 million after tax on investment in Packard BioScience Company common stock and $11.2 million of accumulated foreign exchange translation adjustments.

The components of comprehensive income are as follows:

                                                         Three Months Ended       Six Months Ended
                                                         -------------------    --------------------
                                                         June 29,   June 30,    June 29,    June 30,
                                                           2001       2000        2001        2000
                                                         --------   --------    --------    --------
Net income ...........................................   $  3,585   $  5,823    $  8,364    $ 10,594
Other comprehensive income (loss)
     Cumulative effect change in accounting policy
     for cash flow hedges (note 5) ...................         --         --        (164)         --
     Realized loss on cash flow hedging
     instruments, net of tax (note 5) ................         --         --         164          --
     Unrealized gain on cash flow hedging
     instruments, net of tax (note 5) ................        806         --         806          --
     Foreign currency translation adjustments ........        290     (1,279)     (2,365)     (1,182)
     Unrealized gain on equity securities, net of
     tax .............................................      2,566         --       1,523          --
                                                         --------   --------    --------    --------
Comprehensive income .................................   $  7,247   $  4,544    $  8,328    $  9,412
                                                         ========   ========    ========    ========

Net income per common share

Basic net income per common share was computed by dividing net income by the weighted-average number of common shares outstanding during the period. For diluted net income per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method.

Common and common share equivalent disclosures are:

(in thousands)                                    Three Months Ended   Six Months Ended
                                                  ------------------  ------------------
                                                  June 29,  June 30,  June 29,  June 30,
                                                    2001      2000      2001      2000
                                                  --------  --------  --------  --------
Weighted average common shares outstanding ....    40,288    38,289    40,251    36,416
Dilutive potential common shares ..............       658     2,087       701     2,095
                                                   ------    ------    ------    ------
Diluted common shares .........................    40,946    40,376    40,952    38,511
                                                   ======    ======    ======    ======

Options and warrants excluded from
     diluted income per common share
     as their effect would be anti-dilutive ...     1,676        --     1,688        85
                                                   ======    ======    ======    ======

At June 29, 2001, the Company had options and warrants outstanding entitling holders to up to 4,086,783 and 68,024 common shares, respectively.

Employee Stock Purchase Plan

At the Annual General Meeting on May 8, 2001, the Shareholders of the Company approved the adoption of the Employee Stock Purchase Plan (the "Purchase Plan"). A total of 300,000 common shares have been reserved for issuance under the Purchase Plan. The Company will make open market purchases and/or issue treasury common shares to satisfy employee subscriptions under the Purchase Plan. The Purchase Plan provides for consecutive offering periods during which payroll deductions may be accumulated for the purchase of common shares. The initial offering period commenced on July 1, 2001 and will end on December 31, 2001. Thereafter, each offering period will continue for a period of six months following commencement. The purchase price per share at which shares will be sold in an offering period under the Purchase Plan is the lower of 85% of the Fair Market Value of a common share at the beginning of the offering period or 85% of the Fair Market Value of a common share at the end of the offering period.

4.    Related Party Transactions

In addition to matters discussed elsewhere, the Company had the following transactions with related parties. The Company recorded sales revenue from Sumitomo Heavy Industries, Ltd., a significant shareholder, of $2.8 million in the six months ended June 29, 2001 and $5.3 million in the six months ended June 30, 2000 at amounts and terms approximately equivalent to third party transactions. Transactions with Sumitomo are at normal trade terms. The balance sheet reflects receivables from Sumitomo as due from related party.

In January of 2001, the Company made an investment of $2 million in a technology fund, managed by OpNet Partners L.P. Richard B. Black, a member of the Company's Board of Directors, is a General Partner for OpNet Partners, L.P. This investment is reflected in long-term other assets on the balance sheet.

5.    Financial Instruments

Cash equivalents and short-term investments

At June 29, 2001, the Company had $44.0 million invested in cash equivalents denominated in U.S. dollars with maturity dates between July 2, 2001 and July 23, 2001. At December 31, 2000, the Company had $81.1 million invested in cash equivalents denominated in both U.S. and Canadian dollars with maturity dates between January 8, 2001 and February 27, 2001. Cash equivalents approximate fair value.

At June 29, 2001, the Company had $32.7 million invested in short-term investments denominated in U.S. dollars with maturity dates between August 3, 2001 and September 24, 2001. At December 31, 2000, the Company had $20.0 million invested in short-term investments denominated in U.S. dollars with maturity dates between January 8, 2001 and March 30, 2001. Short-term investments approximate fair value.

Derivative financial instruments

On January 1, 2001, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, the "Statement"). This Statement requires all derivatives to be recognized in the consolidated balance sheet at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income, depending on whether a derivative is designated as and is effective as a hedge and on the type of hedging transaction. The Company recorded a transition adjustment loss of $164 thousand in other comprehensive income as a result of adopting SFAS 133 on January 1, 2001. The loss was recognized in earnings during the period ended March 30, 2001, and at that time the underlying hedged transactions were realized.

The Company applies hedge accounting as allowed by the Statement. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended to occur, and any hedging gains or losses included in accumulated other comprehensive income are recorded to earnings immediately. Earnings impacts for all designated hedges are recorded in the consolidated statement of operations generally on the same line item as the gain or loss on the item being hedged. The Company records all derivatives at fair value as assets or liabilities in the consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument.

Currency forwards and options are used by the Company to manage exposures to changes in currency exchange rates associated with sales transactions. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. At June 29, 2001, the Company had six foreign exchange forward contracts to purchase $15.6 million U.S. dollars and four foreign exchange option contracts to purchase $11.2 million U.S. dollars with an aggregate fair value gain of $806 thousand recorded in accumulated other comprehensive income and maturing in September 2001 and December 2001, respectively. At December 31, 2000, the Company had four foreign exchange forward contracts to purchase $6.5 million U.S. dollars with a fair value loss of $164 thousand and maturing at varying dates during the first quarter of 2001.

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

Cumulative draw-downs by cash payments of $2.7 million have been applied against the provision, resulting in a provision balance of $9.8 million as at June 29, 2001. The remaining provision is expected to be substantially drawn down by the fourth quarter of 2001, except for certain long-term leased facility costs.

1999

During the first quarter of fiscal 1999, a charge of $19.6 million was taken to accrue employee severance of $5.6 million, leased facility and related costs of $4 million associated with the closure of the plant in Oxnard, California and redundant facilities worldwide, and costs of $10 million associated with the restructuring and integration of operations as a result of the 1999 merger of General Scanning and Lumonics. The Oxnard manufacturing operations shutdown was completed during December 1999. Other integration activities included exit costs for some product lines, reducing redundant resources worldwide, and abandoning redundant sales and service facilities. As at June 29, 2001, the provision has been completely drawn down.

The following table summarizes changes in the restructuring provision.

(in millions)                               Severance    Facilities        Other          Total
                                          ------------  ------------   ------------   ------------
Provision at December 31, 2000...........    $  1.2        $  8.3         $  3.8         $ 13.3
Draw-downs during first quarter..........      (0.7)         (0.8)          (1.3)          (2.8)
Draw-downs during second quarter.........      (0.2)         (0.4)          (0.1)          (0.7)
                                          ------------  ------------   ------------   ------------
Provision at June 29, 2001...............    $  0.3        $  7.1         $  2.4         $  9.8
                                          ============  ============   ============   ============

Other

During the first quarter of 2001, the Company adjusted an accrual related to litigation with Electro Scientific Industries, Inc. and recorded a benefit of $1.4 million. On April 18, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the U.S. District Court for the Northern District of California in a patent infringement action filed by Electro Scientific Industries, Inc. See Note 7.

During the first quarter of 2000, the Company recorded a benefit of $2.7 million for licensing some of the Company's technology.

7.    Commitments and Contingencies

Legal proceedings

Robotic Vision Systems, Inc. v. View Engineering, Inc., USDC Case No. 95-7441. In March 2000, the United States District Court for the Central District of California entered judgement in favor of View Engineering, Inc., a wholly owned subsidiary. Robotic Vision had alleged infringement relating to lead inspection machines formerly sold by View Engineering and sought damages of $60.5 million. The District Court found Robotic Vision's patent invalid and Robotic Vision appealed that decision. The Court of Appeals affirmed the invalidity judgment on May 7, 2001.

Electro Scientific Industries, Inc. v. GSI Lumonics Inc. On March 16, 2000, Electro Scientific Industries, Inc. filed an action for patent infringement in the United States District Court for the Central District of California against the Company and Dynamic Details Inc., an unrelated party that is one of the Company's customers. Electro Scientific alleges that the Company offers to sell and import into the United States the GS-600 high speed laser drilling system and that Dynamic Details possesses and uses a GS-600 System. It further alleges that Dynamic Details' use of the GS-600 laser system infringes Electro Scientific's U.S. patent no.5,847,960 and that the Company has actively induced the infringement of, and contributorily infringed, the patent. Electro Scientific seeks an injunction, unspecified damages, trebling of those damages, and attorney fees. GSI Lumonics has indemnified Dynamic Details with respect to these allegations. Discovery in the case was closed on June 15, 2001 and trial is scheduled for October 30, 2001.

GSI Lumonics believes that Electro Scientific's claims in the above action are without merit and is vigorously defending the proceedings. However, if the Company was to lose on one or more of the claims and damages are awarded, there could be a material adverse effect on its operating results and/or financial condition. The outcome is not determinable at this time.

Electro Scientific Industries, Inc. v. General Scanning, Inc. In September 1998, the United States District Court for the Northern District of California granted Electro Scientific's motions for summary judgment against General Scanning in this case on a claim of patent infringement and on the issue of whether Electro Scientific committed inequitable conduct by intentionally failing to cite prior art to the U.S. Patent Office in connection with one of its patents. The Court denied General Scanning's motion for summary judgment that the Electro Scientific patents are invalid due to prior art. During March 1999, the Court granted Electro Scientific's motion for partial summary judgment that upgrade kits, sold by General Scanning for 1.3 micron laser wavelength memory repair, infringe the Electro Scientific patents in suit. In April 1999 a federal court jury issued a verdict that Electro Scientific's patent 5,473,624 was invalid, and that Electro Scientific's patent 5,265,114 was valid, and awarded a $13.1 million damage judgment against the Company. In July 1999, the Court refused Electro Scientific's requests to increase damages awarded by the jury in April, and for attorney fees, but granted interest on the damages. The Company recorded a provision during the three months ended April 2, 1999 of $19 million to reflect the amount of the damage award plus accrued interest and related costs. The Court also affirmed the jury's decision to invalidate one of the two patents asserted by Electro Scientific in the case. The Company appealed the decisions on infringement, the validity of the second patent and the award of damages. The Company was required to post an unsecured bond with the court in order to proceed with the appeal. The Court of Appeals affirmed the judgment on April 18, 2001 and the Company paid approximately $15.3 million in May 2001 in satisfaction of the judgment.

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

(in millions)                                                    Three months ended
                                             -------------------------------------------------------------
                                                    June 29, 2001                    June 30, 2000
                                             ---------------------------    ------------------------------
Revenues from external customers:
     United States ..................          $ 33.6              44%          $ 37.5              40%
     Canada .........................             3.4               4%             4.5               5%
     Europe .........................            16.1              21%            20.0              22%
     Japan ..........................            14.4              19%            16.6              18%
     Asia-Pacific, other ............             9.0              12%            12.0              13%
     Latin and South America ........               0               0%             2.2               2%
                                               ------             ----          ------             ----
          Total .....................          $ 76.5             100%          $ 92.8             100%
                                               ======             ====          ======             ====

                                                                  Six months ended
                                             -------------------------------------------------------------
                                                    June 29, 2001                    June 30, 2000
                                             ---------------------------    ------------------------------
     United States ..................          $ 70.0              43%          $ 80.1              44%
     Canada .........................            10.2               6%             8.4               5%
     Europe .........................            36.9              23%            43.2              24%
     Japan ..........................            28.4              17%            27.4              15%
     Asia-Pacific, other ............            18.1              11%            19.3              11%
     Latin and South America ........             0.6               0%             2.3               1%
                                               ------             ----          ------             ----
          Total .....................          $164.2             100%          $180.7             100%
                                               ======             ====          ======             ====

                                                                        As at
                                             -------------------------------------------------------------
                                                    June 29, 2001                  December 30, 2000
                                             ---------------------------    ------------------------------
Long-lived assets:
     United States ..................          $ 32.8                           $ 35.7
     Canada .........................            10.5                              9.9
     Europe .........................            12.2                             12.9
     Japan ..........................             0.8                              0.7
     Asia-Pacific, other ............             0.3                              0.2
                                               ------                           ------
          Total .....................          $ 56.6                           $ 59.4
                                               ======                           ======

9.    Divestiture

On April 2, 2001, the Company completed the sale of operating assets of the Laserdyne and custom systems product lines at no gain for proceeds of approximately $9 million, subject to final adjustment per the terms of the Asset Purchase Agreement. Sales for these product lines were $2.3 million and $11.0 million for the six months ended June 29, 2001 and June 30, 2000, respectively.

10.   Recent Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations. Statement No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of Statement No. 141 are effective for any business combination accounted for by the purchase method that is completed after

June 30, 2001. Statement No. 142 provides that goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not be amortized but rather will be tested at least annually for impairment. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization and impairment provisions of Statement No. 142 are effective upon its adoption. The Company will adopt Statement No. 142 beginning January 1, 2002. The Company is in the process of evaluating the impacts of adopting Statements No. 141 and No. 142 on its consolidated financial statements.

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

We continue to focus the Company's resources on our strategic markets and core businesses, building on synergies we have already created, tightening operational controls and consolidating operations. In the second quarter of 2001, we took further steps to meet our long-term strategy, including the sale of operating assets of the Laserdyne and custom systems product lines at our Maple Grove, MN facility on April 2, 2001 and the subleasing of a portion of the facility as of that date; and our planned exit of the general-purpose marker business by December 2001.

Highlights for the Three Months Ended June 29, 2001 and Outlook

      o Second quarter sales were $76.5 million and diluted net income per share was $0.09, which was in line with analysts' expectations and guidance provided in our press release of April 25th. This is compared with $92.8 million in sales and $0.14 diluted net income per share in the second quarter of last year.

      o The decline of new orders during the second quarter of 2001 reflected a continued slowdown in demand for systems and products in the semiconductor, electronics and telecom optics markets. Bookings were approximately $34 million for the quarter resulting in an ending backlog of approximately $65 million, as compared with bookings of $86 million (excluding $22 million related to discontinued and divested products) and ending backlog of $82 million (excluding $21 million related to discontinued and divested products) for the second quarter of last year. The declines in bookings and ending backlog were primarily in the Company's laser systems products for semiconductor and electronics applications.

      o Cash, cash equivalents and short-term investments were $109.9 million at June 29, 2001. In addition, we own approximately 4.5 million unregistered shares of common stock in Packard BioScience Company with a quoted market value of approximately $37 million as at June 29, 2001.

Normally, GSI Lumonics experiences seasonality in both sales and bookings, with softness in the first quarter, strength in the spring, slowdown in the summer months, followed by a strong fourth quarter. Given the change in booking patterns experienced in the first quarter and second quarter of this year, the discontinuance of our general purpose marker product line, and net of the recently completed divestiture in early April, we expect that consolidated quarterly sales will decline in the third and fourth quarters from the sales level experienced in the second quarter. The Company has initiated a series of cost reductions. However, the investment in new product development will not be impacted by these actions, as we believe this is critical to the Company's success going forward. As a result, the Company expects to incur moderate operating losses in each of the third and fourth quarters of this calendar year.

Results of Operations for the Three Months Ended June 29, 2001

The following table presents unaudited quarterly results of operations as a percentage of sales. This information has been presented on the same basis as the consolidated financial statements.

                                                            Three months ended
                                                           ---------------------
                                                           June 29,     June 30,
                                                             2001         2000
                                                            -----        -----
Sales ................................................      100.0%       100.0%
Cost of goods sold ...................................       61.6         60.1
                                                            -----        -----
Gross profit .........................................       38.4         39.9
Research and development .............................        8.9          9.4
Selling, general and administrative ..................       23.2         21.5
Amortization of technology and other intangibles .....        1.7          1.2
                                                            -----        -----
Income from operations ...............................        4.6          7.8
Gain on sale of assets ...............................        --           0.7
Interest income, net .................................        1.9          0.5
Foreign exchange transaction gains ...................        0.6          0.6
                                                            -----        -----
Income before income taxes ...........................        7.1          9.6
Income tax provision .................................        2.4          3.3
                                                            -----        -----
Net income ...........................................        4.7%         6.3%
                                                            =====        =====

Our sales were $76.5 million in the second quarter of 2001 compared to $92.8 million in the second quarter of 2000. On a pro forma basis, net of discontinued and divested product lines, sales were $71.0 million and $66.6 million, respectively.

Sales by Market. The following table sets forth sales to our primary markets for the three months ended June 29, 2001 and June 30, 2000, respectively.

(in millions)                                     Three months ended
                                        ---------------------------------------
                                         June 29, 2001          June 30, 2000
                                        ----------------       ----------------
                                                    % of                   % of
                                        Sales      Total       Sales      Total
                                        -----      -----       -----      -----
Semiconductor ....................      $24.2         32%      $14.6         16%
Electronics ......................       14.6         19        30.0         32
Medical ..........................       12.1         16        15.1         16
Components .......................        7.1          9         6.8          7
Optics ...........................        4.8          6         3.2          4
Other ............................        2.3          3        10.2         11
Parts and service ................       11.4         15        12.9         14
                                        -----      -----       -----      -----
   Total .........................      $76.5        100%      $92.8        100%
                                        =====      =====       =====      =====

On a pro forma basis net of discontinued and divested product lines, sales for the three months ended June 29, 2001 declined to levels experienced in the second quarter of 2000 as a result of reduced and/or deferred capital spending by our customers in the current economic slowdown. Following a period of strong economic conditions in 1999 and 2000, we saw tighter capital markets and a rapid and severe slowdown in the economy resulting in lower capital spending and less demand for our products in the second quarter of 2001. Semiconductor market sales for the second quarter grew by $9.6 million compared to the same period of 2000 as backlog orders were filled and electronics market sales declined by $15.4 million due to decline in market conditions since the middle of 2000. Sales to the medical market decreased by net $3.0 million from the same period of 2000 due primarily to the divestiture of the Life Sciences business and Laserdyne/custom system product lines offset by improvements in sales of imaging and printer products. Sales of optics for the second quarter of 2001 grew by $1.6 million compared to the same period of 2000, partly due to the acquisition of General Optics in the third quarter of 2000. Sales to the other markets (including aerospace, packaging and automotive) decreased by $7.9 million from the same period of

2000 due to the restructuring of the AM Series product line in Rugby, UK and sale of the package coding product line in Hull, UK.

Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: the United States; Canada; Europe, consisting of Europe, the Middle East and Africa; Japan; Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries; and Latin and South America. Revenues are attributed to these geographic areas on the basis of customer location. The following table shows sales to each geographic region for the three months ended June 29, 2001 and June 30, 2000.

(in millions)                                     Three months ended
                                        ---------------------------------------
                                          June 29, 2001          June 30, 2000
                                        ----------------       ----------------
                                                    % of                   % of
                                        Sales      Total       Sales      Total
                                        -----      -----       -----      -----
United States ....................      $33.6         44%      $37.5         40%
Canada ...........................        3.4          4         4.5          5
Europe ...........................       16.1         21        20.0         22
Japan ............................       14.4         19        16.6         18
Asia-Pacific, other ..............        9.0         12        12.0         13
Latin and South America ..........          0          0         2.2          2
                                        -----      -----       -----      -----
   Total .........................      $76.5        100%      $92.8        100%
                                        =====      =====       =====      =====

Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Order backlog at June 29, 2001 was $65 million compared to $108 million (excluding $7 million related to discontinued and divested products) at March 31, 2001 and $82 million (excluding $21 million related to discontinued and divested products) at June 30, 2000. The backlog at the end of the current quarter included approximately $7.5 million in Optics compared to $10 million at March 31, 2001.

Gross Profit Margin. Gross profit margin was 38.4% in the three months ended June 29, 2001 compared to 39.9% in the three months ended June 30, 2000. Gross margins were below expectations primarily due to inventory loss provisions reflecting lower production volume, discontinued products and exposure due to market conditions.

Research and Development Expenses. Research and development expenses, net of government assistance, for the three months ended June 29, 2001 were 8.9% of sales or $6.8 million compared with 9.4% of sales or $8.8 million for the three months ended June 30, 2000. The decline was due primarily to the impact of divested product lines. Research and development activities focused on products targeted at the electronics, semiconductor and telecommunications markets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were 23.2% of sales or $17.8 million in the three months ended June 29, 2001, compared with 21.5% of sales or $19.9 million in the three months ended June 30, 2000. The decline in spending was due primarily to the impact of lower sales, divested product lines and cost cutting measures.

Amortization of Technology and Other Intangibles. Amortization of technology and other intangibles was 1.7% of sales or $1.3 million in the three months ended June 29, 2001, compared with 1.2% of sales or $1.2 million in the three months ended June 30, 2000.

Interest Income. Net interest income was $1.5 million in the three months ended June 29, 2001, compared to $0.5 million in the three months ended June 30, 2000. The increase was due to the investment of proceeds from the April 2000 share offering and significant proceeds from the sale of assets during the fourth quarter of 2000, contributing to an increased average cash and investments balance during the second quarter of 2001 compared to the same period of 2000.

Income Taxes. The effective tax rate was 33.9% for the second quarter of 2001, compared with 35.0% in the same period in 2000. The decrease in the tax rate was due to the utilization of unrecorded tax losses in certain countries.

Net Income. As a result of the forgoing factors, net income for the second quarter of 2001 was $3.6 million, compared with $5.8 million in the same period in 2000.

Results of Operations for the Six Months Ended June 29, 2001

The following table presents unaudited quarterly results of operations as a percentage of sales. This information has been presented on the same basis as the consolidated financial statements.

                                                             Six months ended
                                                           ---------------------
                                                           June 29,     June 30,
                                                             2001         2000
                                                           --------     --------
Sales ................................................      100.0%       100.0%
Cost of goods sold ...................................       62.3         59.1
                                                            -----        -----
Gross profit .........................................       37.7         40.9
Research and development .............................        8.4          9.6
Selling, general and administrative ..................       22.4         22.2
Amortization of technology and other intangibles .....        1.6          1.3
Other ................................................       (0.8)        (1.5)
                                                            -----        -----
Income from operations ...............................        6.1          9.3
Gain on sale of assets ...............................         --          0.4
Interest income, net .................................        1.6          0.3
Foreign exchange transaction gains (losses)...........        0.2         (1.0)
                                                            -----        -----
Income before income taxes ...........................        7.9          9.0
Income tax provision .................................        2.8          3.1
                                                            -----        -----
Net income ...........................................        5.1%         5.9%
                                                            =====        =====

Our sales were $164.2 million for the first six months of 2001 compared to $180.7 million for the first six months of 2000. On a pro forma basis, net of discontinued and divested product lines, sales were $150.0 million and $129.6 million, respectively.

Sales by Market. The following table sets forth sales to our primary markets for the six months ended June 29, 2001 and June 30, 2000, respectively.

(in millions)                                     Six months ended
                                    -------------------------------------------
                                       June 29, 2001            June 30, 2000
                                    ------------------       ------------------
                                                 % of                     % of
                                     Sales       Total        Sales       Total
                                    ------      ------       ------      ------
Semiconductor ................      $ 50.7          31%      $ 27.9          16%
Electronics ..................        35.4          22         54.3          30
Medical ......................        20.3          12         29.8          16
Components ...................        14.9           9         14.3           8
Optics .......................        11.3           7          5.5           3
Other ........................         6.5           4         23.7          13
Parts and service ............        25.1          15         25.2          14
                                    ------      ------       ------      ------
   Total .....................      $164.2         100%      $180.7         100%
                                    ======      ======       ======      ======

Sales declined for the six months ended June 29, 2001 compared to the same period in 2000 as a result of strategic divestitures that have repositioned the Company to focus on our core businesses.

The decline of new orders during the first six months of 2001 reflected a continued slowdown in demand for systems and products in the semiconductor, electronics and telecom optics markets. Bookings were approximately $117 million resulting in an ending backlog of approximately $65 million, as compared with bookings of $154 million (excluding $48 million related to discontinued and divested products) and ending backlog of $82 million (excluding $21 million related to discontinued and divested products) for the first six months of last year.

Sales by Region. The following table shows sales to each geographic region for the six months ended June 29, 2001 and June 30, 2000.

(in millions)                                    Six months ended
                                    -------------------------------------------
                                      June 29, 2001            June 30, 2000
                                    ------------------       ------------------
                                                 % of                     % of
                                     Sales       Total        Sales       Total
                                    ------      ------       ------      ------
United States ................      $ 70.0          43%      $ 80.1          44%
Canada .......................        10.2           6          8.4           5
Europe .......................        36.9          23         43.2          24
Japan ........................        28.4          17         27.4          15
Asia-Pacific, other ..........        18.1          11         19.3          11
Latin and South America ......         0.6           0          2.3           1
                                    ------      ------       ------      ------
   Total .....................      $164.2         100%      $180.7         100%
                                    ======      ======       ======      ======

Gross Profit Margin. Gross profit margin was 37.7% for the six months ended June 29, 2001 compared to 40.9% for the six months ended June 30, 2000. Gross margins were below expectations primarily due to inventory loss provisions reflecting lower production volume, discontinued products and exposure due to market conditions.

Research and Development Expenses. Research and development expenses, net of government assistance, for the six months ended June 29, 2001 were 8.4% of sales or $13.8 million compared with 9.6% of sales or $17.3 million for the six months ended June 30, 2000. The decline was due primarily to the impact of divested product lines. Research and development activities focused on products targeted at the electronics, semiconductor and telecommunications markets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were 22.4% of sales or $36.8 million for the six months ended June 29, 2001, compared with 22.2% of sales or $40.2 million for the six months ended June 30, 2000. The decline in spending was due primarily to the impact of lower sales, divested product lines and cost cutting measures.

Amortization of Technology and Other Intangibles. Amortization of technology and other intangibles was 1.6% of sales or $2.7 million for the six months ended June 29, 2001, compared with 1.3% of sales or $2.4 million for the six months ended June 30, 2000.

Other. During the first six months of 2001, the Company adjusted an accrual related to litigation with Electro Scientific Industries, Inc. and recorded a benefit of $1.4 million. On April 18, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the U.S. District Court for the Northern District of California in a patent infringement action filed by Electro Scientific Industries, Inc.

During the first quarter of 2000, the Company recorded a benefit of $2.7 million for licensing some of the Company's technology.

Interest Income. Net interest income was $2.6 million for the six months ended June 29, 2001, compared to $0.6 million for the six months ended June 30, 2000. The increase was due to the investment of proceeds from the April 2000 share offering and significant proceeds from the sale of assets during the fourth quarter of 2000, contributing to an increased average cash and investments balance during the first half of 2001 compared to the same period of 2000.

Income Taxes. The effective tax rate was 35.4% for the six months ended June 29, 2001, compared with 34.9% for the same period in 2000. Our tax rate reflects the fact that we do not recognize the tax benefit from losses in certain countries where future use of the losses is uncertain and other deductible costs.

Net Income. As a result of the forgoing factors, net income for the six months ended June 29, 2001 was $8.4 million, compared with $10.6 million for the same period in 2000.

Liquidity and Capital Resources

Cash and cash equivalents totaled $77.2 million on June 29, 2001 compared to $113.9 million at December 31, 2000. In addition, short-term investments were $32.7 million at June 29, 2001 compared to $20.0 million at December 31, 2000.

The investment in equity securities at June 29, 2001 of $37.3 million, consisting of approximately 4.5 million shares, or 6.6%, of Packard BioScience Company common stock, is included in other long-term assets. These equity securities are subject to market fluctuations and, during the six months ended June 29, 2001, we recorded an unrealized gain of $2.3 million ($1.5 million after tax) as a separate component of accumulated other comprehensive income.

Cash flows used in operating activities for the six months ended June 29, 2001 were $23.0 million, compared to $16.6 million during the same period in 2000. Net income, after adjustment for non-cash items, provided cash of $18.0 million in the first six months of 2001. Decrease in accounts receivable due to lower sales provided $17.2 million. This was more than offset by an increase in inventories and other current assets using $8.0 million and a decrease in current liabilities using $50.2 million, including $32.1 million of income taxes paid relating to the gain on sale of the Life Sciences business recognized in October 2000 and income tax installments for the first half of 2001 and $15.3 million paid in May 2001 in settlement of legal judgment in a patent infringement action filed by Electro Scientific Industries, Inc. In the first six months of 2000, net income, after adjustment for non-cash items, provided cash of $16.0 million, offset by $32.6 million of increases in accounts receivable, inventories, other current assets and current liabilities.

Cash flow used in investing activities was $14.0 million during the six months ended June 29, 2001, primarily from net purchases of $12.7 million of short-term investments and $7.3 million in property, plant and equipment and other assets. Cash proceeds of $6.0 million were received on the sale of certain assets of the Laserdyne and custom systems product lines on April 2, 2001. In the first six months of 2000, investing activities used $4.4 million, primarily from the purchase of short-term investments and property, plant and equipment. This was offset primarily by the disposal of assets and the maturity of short-term investments.

Cash flow used in financing activities was $0.1 million for the six months ended June 29, 2001. In comparison, financing activities provided $66 million during the same period in 2000, primarily due to a large issue of share capital.

We have credit facilities of $39.5 million denominated in Canadian dollars, US dollars, Pound sterling and Japanese yen. Bank indebtedness, of which $10.5 million was outstanding at June 29, 2001, is due on demand and bears interest based on prime. As at June 29, 2001, the Company had unused and available demand lines of credit amounting to $20.1 million and outstanding letters of credit of $8.9 million.

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

Recent Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations. Statement No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of Statement No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Statement No. 142 provides that goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not be amortized but rather will be tested at least annually for impairment. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization and impairment provisions of Statement No. 142 are effective upon its adoption. The Company will adopt Statement No. 142 beginning January 1, 2002. The Company is in the process of evaluating the impacts of adopting Statements No. 141 and No. 142 on its consolidated financial statements.

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

Customers' Cyclical Fluctuations. Several significant markets for our products have historically been subject to economic fluctuations due to the substantial capital investment required in the industries served. The timing, length and severity of these cycles are difficult to predict. Most businesses in the semiconductor industry have announced a slowdown in new orders as market conditions weaken. Semiconductor manufacturers may contribute to these cycles by misinterpreting the conditions in the industry and over- or under-investing in semiconductor manufacturing capacity and equipment. We may not be able to respond effectively to these industry cycles. During a period of declining demand, we must be able to quickly and effectively reduce expenses while continuing to motivate and retain key employees. Our ability to reduce expenses in response to any downturn is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. In addition, the long lead-time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell. During a period of increasing demand and rapid growth, we must be able to quickly increase manufacturing capacity to meet customer demand and hire and assimilate a sufficient number of qualified personnel. Our inability to ramp up in times of increased demand could harm our reputation and cause some of our existing or potential customers to place orders with our competitors rather than us.

Quarterly Fluctuations in Operations. We derive a substantial portion of our sales from products that have a high average selling price and significant lead times between the initial order and delivery of the product. The timing and recognition of sales from customer orders can cause significant fluctuations in our operating results from quarter to quarter. Gross margins realized on product sales vary depending upon a variety of factors, including the mix of products sold during a particular period, negotiated selling prices, the timing of new product introductions and enhancements and manufacturing costs. A delay in a shipment, or failure to meet our revenue recognition criteria, near the end of a fiscal quarter or year, due, for example, to rescheduling or cancellations by customers or to unexpected difficulties experienced by us, may cause sales in a particular period to fall significantly below our expectations and may materially adversely affect our operations for that period. Our inability to adjust spending quickly enough to compensate for any sales shortfall would magnify the adverse impact of that sales shortfall on our results of operations. In addition, announcements of new products and technologies by either us or by our competitors could cause customers to defer purchases of our existing systems, which could negatively impact our earnings and our financial position. As a result of these factors, our results of operations for any quarter or year are not necessarily indicative of results to be expected in future periods. Our future operating results may be affected by various trends and factors that must be managed in order to achieve favorable operating results.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments and debt obligations. At June 29, 2001, the Company had $44.0 million invested in cash equivalents and $32.7 million invested in short-term investments. Due to the average maturities and the nature of the investment portfolio, a change in interest rates is not expected to have a material effect on the value of the portfolio. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

Foreign Currency Risk. We have substantial sales and expenses and working capital in currencies other than U.S. dollars. As a result, we have exposure to foreign exchange fluctuations, which may be material. To reduce the Company's exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. We have a foreign currency hedging program using currency forwards and currency options to hedge exposure to foreign currencies. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. We do not currently use currency forwards or currency options for trading purposes. At June 29, 2001, the Company had six foreign exchange forward contracts to purchase $15.6 million U.S. dollars and four foreign exchange option contracts to purchase $11.2 million U.S. dollars with an aggregate fair value gain of $806 thousand recorded in accumulated other comprehensive income and maturing in September 2001 and December 2001, respectively.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            See the description of legal proceedings in Note 7 to the Financial Statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            We held an annual and special shareholders meeting on May 8, 2001. The matters submitted to vote at this meeting were the election of directors, the appointment of Ernst & Young LLP as auditors and the approval of our Employee Stock Purchase Plan. The table below sets forth information concerning voting at the meeting.

-------------------------------------------------------------------------------------------------
                                                          Votes against or        Abstention and
                                         Votes for            withheld           broker non-votes
-------------------------------------------------------------------------------------------------
Election of Directors:
Richard B. Black                        25,067,182              99,327                  --
Paul F. Ferrari                         25,065,200             101,309                  --
Phillip A. Griffiths, Ph.D              25,063,746             102,763                  --
Byron O. Pond                           25,053,451             113,058                  --
Benjamin J. Virgilio                    25,053,401             113,108                  --
Charles D. Winston                      25,066,820              99,689                  --

-------------------------------------------------------------------------------------------------
The appointment of Ernst &              25,049,799              53,067                  --
Young LLP as auditors and
authorizing the board of
directors to fix their
remuneration

-------------------------------------------------------------------------------------------------
Resolution No. 1 - Proposal to          22,850,090           1,736,572                  --
approve the Employee Stock
Purchase Plan
-------------------------------------------------------------------------------------------------

ITEM 5:     OTHER INFORMATION

The Company has entered into severance agreements with certain members of its executive team who recently joined the Company. In addition, the Company entered into severance agreements with certain members of the existing management team, which supercede termination agreements previously entered into. The agreements provide for a severance payment and certain other benefits if employment with the Company is terminated upon or following defined change of control events or by the Company without cause. The effective date for each of the agreements with Messrs. Swain, Winston, and Woolley, and Ms. Casal and Palmer is May 24, 2001. The agreements entered into continue for a minimum term of three (3) years from their respective dates and will automatically extend for periods of one year after the initial term unless the Company or the executive gives notice at least ninety days prior to the expiration of the current period that the agreement will not be extended. Under each such agreement, the payment in the event of termination without cause is equal to a minimum of one year and a maximum of two years of the sum of (a) annual base salary; (b) targeted annual bonus; (c) prorated portion of annual bonus; and (d) the cost of certain employment benefits, except that with respect to Mr. Winston, the payment is equal to a minimum of two years and a maximum of three years of the sum of (a)-(d). If the termination of employment occurs upon or following a defined change of control of the Company, the payment is equal to three times the sum of (a)-(d), except that with respect to Mr. Winston, the payment is equal to four times the sum of
(a)-(d). Pursuant to the agreements, all unvested options then held will immediately vest, provided that such options shall expire upon the earlier of
(i) three years or the remainder of the option term in the event of a change of control, or (ii) six months or the remainder of the option term in the event of a termination for cause.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    List of Exhibits

            10.19 Severance Agreement between the Registrant and Thomas Swain dated May 24, 2001.
            10.20 Severance Agreement between the Registrant and Charles Winston dated May 24, 2001.
            10.21 Severance Agreement between the Registrant and Victor Woolley dated May 24, 2001.
            10.22 Severance Agreement between the Registrant and Eileen Casal dated May 24, 2001.
            10.23 Severance Agreement between the Registrant and Linda Palmer dated May 24, 2001.

      b)    Reports on Form 8-K
            None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Lumonics Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI Lumonics Inc.
(Registrant)

Name                        Title                                                       Date
-------------------------   ----------------------------------------------      ----------------------
/s/ CHARLES D. WINSTON      Director and Chief Executive Officer                   August 8, 2001
----------------------      (Principal Executive Officer)
Charles D. Winston


/s/ THOMAS R. SWAIN         Vice President Finance and Chief Financial             August 8, 2001
-------------------         Officer (Principal Financial and Accounting
Thomas R. Swain             Officer)