Form 10-Q
period 2001-09-28
GSI LUMONICS INC
filed 2001-11-09
CIK 1076930

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934



                         COMMISSION FILE NO. 333-71449

                               ----------------

                                GSI LUMONICS INC.
             (Exact name of registrant as specified in its charter)

        NEW BRUNSWICK, CANADA                                   98-0110412
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


As at October 17, 2001, there were 40,449,229 shares of the Common Stock of GSI Lumonics Inc., no par value, issued and outstanding.

                               GSI LUMONICS INC.

                               TABLE OF CONTENTS

ITEM NO.                                                                PAGE NO.

PART I - FINANCIAL INFORMATION........................................      3

    ITEM 1.  FINANCIAL STATEMENTS.....................................      3
             CONSOLIDATED BALANCE SHEETS (unaudited)..................      3
             CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)........      4
             CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)........      5
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)...      6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS......................     13

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK........................................     22

PART I - OTHER INFORMATION............................................     23

    ITEM 1.  LEGAL PROCEEDINGS........................................     23

    ITEM 5.  OTHER INFORMATION........................................     23

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................     23

Signatures............................................................     24

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               GSI LUMONICS INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
      (U.S. GAAP AND IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                     SEPTEMBER 28,     DECEMBER 31,
                                                                                         2001             2000
                                                                                     -------------     ------------
                                      ASSETS
Current
   Cash and cash equivalents.......................................................    $ 87,894          $113,858
   Short-term investments..........................................................      20,005            20,020
   Accounts receivable, less allowance of $3,365 (December 31, 2000 - $2,758)......      50,175            85,226
   Income taxes receivable.........................................................       4,387                --
   Inventories.....................................................................      67,102            77,906
   Deferred tax assets.............................................................      14,957            25,615
   Other current assets............................................................       9,859             5,465
                                                                                      ---------         ---------
       Total current assets........................................................     254,379           328,090

Property, plant and equipment, net of accumulated depreciation of $22,093
   (December 31, 2000 - $23,961)...................................................      34,102            33,368
Deferred tax assets................................................................       7,693             6,253
Other assets.......................................................................      39,217            37,398
Intangible assets, net of amortization of $12,170
   (December 31, 2000 - $11,363)...................................................      22,037            26,075
                                                                                      ---------         ---------
                                                                                       $357,428          $431,184
                                                                                      =========         =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
Current
   Bank indebtedness...............................................................    $ 11,098          $ 11,414
   Accounts payable................................................................      14,594            30,030
   Accrued compensation and benefits...............................................       7,759            12,797
   Income taxes payable............................................................          --            32,489
   Other accrued expenses..........................................................      28,854            46,561
   Current portion of long-term debt...............................................       2,654             3,821
                                                                                      ---------         ---------
       Total current liabilities...................................................      64,959           137,112

Long-term debt due after one year..................................................          --             2,697
Deferred compensation..............................................................       2,046             2,108
                                                                                      ---------         ---------
       Total liabilities...........................................................      67,005           141,917
Commitments and contingencies (note 7)
Stockholders' equity
   Capital stock, no par value; Issued common shares of 40,448,229
      (December 31, 2000 - 40,162,608).............................................     302,967          301,667
   Additional paid-in capital......................................................       1,159              759
   Retained earnings...............................................................       1,029            1,152
   Accumulated other comprehensive loss............................................     (14,732)         (14,311)
                                                                                      ---------         ---------
       Total stockholders' equity..................................................     290,423          289,267
                                                                                      ---------         ---------
                                                                                       $357,428         $431,184
                                                                                      =========         =========

  The accompanying notes are an integral part of these financial statements.

                               GSI LUMONICS INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
      (U.S. GAAP AND IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           -------------------------        -------------------------
                                                           SEPTEMBER       SEPTEMBER        SEPTEMBER       SEPTEMBER
                                                           28, 2001         29, 2000        28, 2001         29, 2000
                                                           ---------       ---------        ---------       ---------
Sales..................................................    $41,277          $97,631         $205,526         $278,368

Cost of goods sold.....................................     31,969           58,547          134,265          165,313
                                                          --------          -------         --------         --------
Gross profit...........................................      9,308           39,084           71,261          113,055

Operating expenses:
     Research and development..........................      5,626            8,993           19,444           26,276
     Selling, general and administrative...............     16,363           20,625           53,151           60,852
     Amortization of technology and other intangibles..      1,390            1,127            4,054            3,508
     Other.............................................       (170)            (243)          (1,570)          (2,913)
                                                          --------          -------         --------         --------
Income (loss) from operations..........................    (13,901)           8,582           (3,818)          25,332

     Gain on sale of assets............................         --            1,680               --            2,388
     Interest income, net..............................        759              998            3,382            1,582
     Foreign exchange transaction gains (losses).......          9             (229)             256           (2,003)
                                                          --------          -------         --------         --------
Income (loss) before income taxes......................    (13,133)          11,031             (180)          27,299

Income tax provision (benefit).........................     (4,646)           3,855              (57)           9,529
                                                          --------          -------         --------         --------
Net income (loss)......................................   $ (8,487)         $ 7,176         $   (123)        $ 17,770
                                                          ========          =======         ========         ========
Net income (loss) per common share:
        Basic..........................................   $  (0.21)         $  0.18         $     --         $   0.47
        Diluted........................................   $  (0.21)         $  0.17         $     --         $   0.45

Weighted average common shares outstanding (000's).....     40,410           39,807           40,307           37,606
Weighted average common shares outstanding and dilutive
     potential common shares (000's)...................     40,410           41,731           40,307           39,644

  The accompanying notes are an integral part of these financial statements.

                               GSI LUMONICS INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (U.S. GAAP AND IN THOUSANDS OF U.S. DOLLARS)

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            -------------------------        -------------------------
                                                            SEPTEMBER       SEPTEMBER        SEPTEMBER       SEPTEMBER
                                                            28, 2001         29, 2000        28, 2001         29, 2000
                                                            ---------       ---------        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).......................................    $ (8,487)       $  7,176         $   (123)       $ 17,770
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
     Gain on sale of assets.............................          --          (1,680)              --          (2,388)
     Translation loss on liquidation of a subsidiary....         723              --              723              --
     Depreciation and amortization......................       2,738           2,598            8,975           8,177
     Compensation expense...............................         200              --              400              --
     Provision for (recovery of) deferred income taxes..       5,821          (2,519)           8,848          (2,036)
Changes in current assets and liabilities:
     Accounts receivable................................      15,456          (8,644)          32,617         (14,238)
     Inventories........................................       5,061          (3,012)             507         (30,836)
     Other current assets...............................       4,232          (1,604)             852          (2,893)
     Accounts payable, accrued expenses, and taxes
     payable............................................     (23,929)         10,105          (73,947)         12,306
                                                            --------        --------         --------        --------
Cash provided by (used in) operating activities.........       1,815           2,420          (21,148)        (14,138)
                                                            --------        --------         --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of a business, net of cash acquired....          --          (6,548)              --          (6,548)
     Sale of assets.....................................          --          12,457            6,000          26,193
     Additions to property, plant and equipment.........      (1,858)         (1,451)          (6,885)         (6,160)
     Maturity of short-term investments.................      32,726          21,755           80,880          29,097
     Purchase of short-term investments.................     (20,005)        (31,507)         (80,865)        (52,804)
     Decrease (increase) in other assets................         423             281           (1,819)            835
                                                            --------        --------         --------        --------
Cash provided by (used in) investing activities.........      11,286          (5,013)          (2,689)         (9,387)
                                                            --------        --------         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Additions to (payments of) bank indebtedness.......         596          (5,989)            (316)        (12,442)
     Repayment of long-term debt........................      (3,762)              5           (3,762)         (2,732)
     Issue of share capital (net of issue costs)........         536           3,090            1,300          78,251
                                                            --------        --------         --------        --------
Cash provided by (used in) financing activities.........      (2,630)         (2,894)          (2,778)         63,077
                                                            --------        --------         --------        --------

Effect of exchange rates on cash and cash equivalents...         254             582              651           1,946
                                                            --------        --------         --------        --------
Increase (decrease) in cash and cash equivalents........      10,725          (4,905)         (25,964)         41,498
Cash and cash equivalents, beginning of period..........      77,169          71,675          113,858          25,272
                                                            --------        --------         --------        --------
Cash and cash equivalents, end of period................    $ 87,894         $66,770         $ 87,894        $ 66,770
                                                            ========        ========         ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest...........................................    $    188         $   273         $    443         $   994
     Income taxes.......................................    $    779         $ 1,973         $ 32,902         $ 3,913

  The accompanying notes are an integral part of these financial statements.

                               GSI LUMONICS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           AS OF SEPTEMBER 28, 2001
         (U.S. GAAP AND TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS
                             EXCEPT SHARE AMOUNTS)


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


2.  INVENTORIES

Inventories consist of the following:

                                     September 28,      December 31,
                                         2001               2000
                                     -------------      ------------
        Raw materials............       $37,567           $42,468
        Work-in-process..........         8,274            11,083
        Finished goods...........        12,538            15,392
        Demo inventory...........         8,723             8,963
                                        -------           -------
           Total inventories.....       $67,102           $77,906
                                        -------           =======


3.  STOCKHOLDERS' EQUITY

CAPITAL STOCK

The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During the nine months ended September 28, 2001, the Company issued 287,930 shares of common stock pursuant to share options exercised for proceeds of $1.3 million and 2,309 shares were cancelled.

ACCUMULATED OTHER COMPREHENSIVE INCOME

At September 28, 2001, accumulated other comprehensive income was comprised of an accumulated unrealized loss of $5.0 million after tax on investment in Packard BioScience Company common stock and $9.7 million of accumulated foreign exchange translation adjustments.

The components of comprehensive income are as follows:

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           --------------------------       --------------------------
                                                           SEPTEMBER        SEPTEMBER       SEPTEMBER        SEPTEMBER
                                                            28, 2001        29, 2000         28, 2001         29, 2000
                                                           ---------        ---------       ---------        ---------
    Net income (loss)...................................    $(8,487)        $  7,176        $    (123)        $ 17,770
    Other comprehensive income (loss)...................
         Cumulative effect of change in accounting
         policy for cash flow hedges (note 5)...........         --               --             (164)              --
         Realized gain on cash flow hedging
         instruments, net of tax (note 5)...............       (806)              --             (642)              --
         Unrealized (loss) gain on cash flow hedging
         instruments, net of tax (note 5)...............        (32)              --              774               --
         Foreign currency translation adjustments.......        870           (1,572)          (1,495)          (2,754)
         Translation loss on liquidation of a subsidiary        723               --              723               --
         Unrealized gain (loss) on equity securities,
         net of tax.....................................     (1,140)              --              383               --
                                                           ---------        ---------       ---------        ---------
    Comprehensive income (loss).........................    $(8,872)          $5,604           $ (544)        $ 15,016
                                                           =========        =========       =========        =========

NET INCOME PER COMMON SHARE

Basic net income per common share was computed by dividing net income by the weighted-average number of common shares outstanding during the period. For diluted net income per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method. As a result of the net losses for the three months and nine months ended September 28, 2001, the effect of converting options was antidilutive.

Common and common share equivalent disclosures are:

    (in thousands)                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           --------------------------       -------------------------
                                                           SEPTEMBER        SEPTEMBER       SEPTEMBER       SEPTEMBER
                                                            28, 2001        29, 2000         28, 2001        29, 2000
                                                           ---------        ---------       ---------       ---------
    Weighted average common shares outstanding.........      40,410           39,807           40,307          37,606
    Dilutive potential common shares...................          --            1,924               --           2,038
                                                           ---------        ---------       ---------        ---------
    Diluted common shares..............................      40,410           41,731           40,307          39,644
                                                           =========        =========       =========        =========

At September 28, 2001, the Company had options and warrants outstanding entitling holders to up to 4,137,864 and 68,024 common shares, respectively.

EMPLOYEE STOCK PURCHASE PLAN

At the Annual General Meeting of Shareholders on May 8, 2001, the Shareholders of the Company approved the adoption of the Employee Stock Purchase Plan (the "Purchase Plan"). A total of 300,000 common shares have been reserved for issuance under the Purchase Plan. The Company will make open market purchases and/or issue treasury common shares to satisfy employee subscriptions under the Purchase Plan. The Purchase Plan provides for consecutive offering periods during which payroll deductions may be accumulated for the purchase of common shares. The initial offering period commenced on July 1, 2001 and will end on December 31, 2001. Thereafter, each offering period will continue for a period of six months following commencement. The purchase price per share at which shares will be sold in an offering period under the Purchase Plan is the lower of 85% of the Fair Market Value of a common share at the beginning of the offering period or 85% of the Fair Market Value of a common share at the end of the offering period. Fair Market Value, as defined by the Purchase Plan, is the weighted average sale price of the shares for the five (5) day period preceding the grant date and the exercise date.

4.  RELATED PARTY TRANSACTIONS

In addition to matters discussed elsewhere, the Company had the following transactions with related parties. The Company recorded sales revenue from Sumitomo Heavy Industries, Ltd., a significant shareholder, of $3.4 million in the nine months ended September 28, 2001 and $7.3 million in the nine months ended September 29, 2000 at amounts and terms approximately equivalent to third party transactions. Transactions with Sumitomo are at normal trade terms. Receivables from Sumitomo of $0.4 million and $1.8 million as at September 28, 2001 and December 31, 2000, respectively, are included in accounts receivable on the balance sheet.

In January of 2001, the Company made an investment of $2 million in a technology fund, managed by OpNet Partners, L.P. Richard B. Black, a member of the Company's Board of Directors, is a General Partner for OpNet Partners, L.P. This investment is reflected in long-term other assets on the balance sheet.


5.  FINANCIAL INSTRUMENTS

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At September 28, 2001, the Company had $56.4 million invested in cash equivalents denominated in U.S. dollars with maturity dates between October 2, 2001 and December 10, 2001. At December 31, 2000, the Company had $81.1 million invested in cash equivalents denominated in both U.S. and Canadian dollars with maturity dates between January 8, 2001 and February 27, 2001. The carrying value of cash equivalents approximates their fair value.

At September 28, 2001, the Company had $20.0 million invested in short-term investments denominated in U.S. dollars with maturity dates between November 1, 2001 and February 4, 2002. At December 31, 2000, the Company had $20.0 million invested in short-term investments denominated in U.S. dollars with maturity dates between January 8, 2001 and March 30, 2001. The carrying value of short-term investments approximates their fair value.

DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2001, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, the "Statement"). This Statement requires all derivatives to be recognized in the consolidated balance sheet at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income, depending on whether a derivative is designated and effective as a hedge and on the type of hedging transaction. The Company recorded a transition adjustment loss of $164 thousand in other comprehensive income as a result of adopting SFAS 133 on January 1, 2001. The loss was recognized in earnings during the period ended March 30, 2001, and at that time the underlying hedged transactions were realized.

The Company applies hedge accounting as allowed by the Statement. At September 28, 2001, the Company had twelve derivatives that qualified as foreign currency cash flow hedges. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended to occur, and any previously deferred hedging gains or losses are recorded to earnings immediately. Earnings impacts for all designated hedges are recorded in the consolidated statement of operations generally on the same line item as the gain or loss on the item being hedged. The Company records all derivatives at fair value as assets or liabilities in the consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument.

Currency forwards and options are used by the Company to manage exposures to changes in currency exchange rates associated with sales transactions. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. As of September 28, 2001, the Company had nine foreign exchange forward contracts to purchase $19.9 million U.S. dollars and three foreign exchange option contracts to purchase $17.7 million U.S. dollars with an aggregate fair value loss of $32 thousand after-tax recorded in accumulated other comprehensive income and maturing in December 2001, March 2002 and on the 15th of each following month until August 15, 2002.


6.  RESTRUCTURING

RESTRUCTURING CHARGES

2000

During the fourth quarter of fiscal 2000, a charge of $12.5 million was taken to accrue employee severance of $1.0 million for approximately 50 employees, other exit costs of $3.8 million for the Company's United Kingdom operation and worldwide distribution system related to high-power laser systems for certain automotive applications, and costs of $7.7 million associated with restructuring for excess capacity at three leased facility locations in the United States and Germany. The Company also recorded a write-down of land and building in the United Kingdom of $2.0 million. Compensation expense of $0.6 million arising on the acceleration of vesting of options upon the sale of businesses during the year was also charged to restructuring. In addition, an inventory write-down to net realizable value of $8.5 million was recorded in cost of goods sold related to the high-power laser system product line.

Cumulative draw-downs by cash payments of $3.2 million have been applied against the provision, resulting in a provision balance of $9.3 million as at September 28, 2001. The remaining provision is expected to be substantially drawn-down by the fourth quarter of 2001, except for certain long-term leased facility costs.

The following table summarizes changes in the restructuring provision.

       (in millions)                               SEVERANCE    FACILITIES        OTHER          TOTAL
                                                 ------------  ------------   ------------   ------------
       Provision at December 31, 2000...........    $  1.2        $  8.3         $  3.8         $ 13.3
       Draw-downs during first quarter..........      (0.7)         (0.8)          (1.3)          (2.8)
       Draw-downs during second quarter.........      (0.2)         (0.4)          (0.1)          (0.7)
       Draw-downs during third quarter..........      (0.2)         (0.2)          (0.1)          (0.5)
                                                 ------------  ------------   ------------   ------------
       Provision at September 28, 2001..........    $  0.1        $  6.9         $  2.3         $  9.3
                                                 ============  ============   ============   ============

OTHER

During the third quarter of 2001, the Company recorded a benefit of $0.2 million related to settlement of litigation. During the third quarter of 2000, the Company recorded a benefit of $0.2 million related to royalties earned on the sale of the OLT precision alignment system product line.


7.  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

Robotic Vision Systems, Inc. v. View Engineering, Inc., USDC Case No. 95-7441. In March 2000, the United States District Court for the Central District of California entered judgement in favor of View Engineering, Inc., a wholly owned subsidiary. Robotic Vision had alleged infringement relating to lead inspection machines formerly sold by View Engineering and sought damages of $60.5 million. The District Court found Robotic Vision's patent invalid and Robotic Vision appealed that decision. The Court of Appeals affirmed the invalidity judgment on May 7, 2001. On August 8, 2001 Robotic Vision filed a Petition for a Writ of Certiorari with the Supreme Court of the United States. On October 9, 2001, View Engineering filed its Brief in Opposition to Robotic Vision's Petition.

Electro Scientific Industries, Inc. v. GSI Lumonics Inc. On March 16, 2000, Electro Scientific Industries, Inc. filed an action for patent infringement in the United States District Court for the Central District of California against the

Company and Dynamic Details Inc., an unrelated party that is one of the Company's customers. Electro Scientific alleged that the Company offered to sell and import into the United States the GS-600 high speed laser drilling system and that Dynamic Details possessed and used a GS-600 System. It further alleged that Dynamic Details' use of the GS-600 laser system infringed Electro Scientific's U.S. patent no.5,847,960 and that the Company had actively induced the infringement of, and contributorily infringed, the patent. Electro Scientific sought an injunction, unspecified damages, trebling of those damages, and attorney fees. GSI Lumonics indemnified Dynamic Details with respect to these allegations. On August 14, 2001, the United States District Court for the Central District of California granted GSI Lumonics' motion for summary judgment of non-infringement and denied Electro Scientific's motion for summary judgment of infringement. In the ruling, the Court concluded that the GS-600 system did not literally infringe the asserted claims of the alleged Electro Scientific patent, nor did it infringe under the doctrine of equivalents. On September 7, 2001, Electro Scientific appealed the District Court's decision on the summary judgment motions. The Company intends to vigorously contest Electro Scientific's appeal.

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

Other. As the Company has disclosed since 1994, a party has commenced legal proceedings in the United States against a number of U.S. manufacturing companies, including companies that have purchased systems from GSI Lumonics. The plaintiff in the proceedings has alleged that certain equipment used by these manufacturers infringes patents claimed to be held by the plaintiff. While GSI Lumonics is not a defendant in any of the proceedings, several of GSI Lumonics' customers have notified GSI Lumonics that, if the party successfully pursues infringement claims against them, they may require GSI Lumonics to indemnify them to the extent that any of their losses can be attributed to systems sold to them by GSI Lumonics. GSI Lumonics does not believe that the outcome of these claims will have a material adverse effect upon GSI Lumonics, but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect upon the Company's financial condition or results of operations.

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

        (in millions)                                            THREE MONTHS ENDED
                                              ----------------------------------------------------------
                                                  SEPTEMBER 28, 2001            SEPTEMBER 29, 2000
                                              ---------------------------- -----------------------------
        Revenues from external customers:
             United States.................     $ 25.6           62%          $ 49.0            50%
             Canada........................        0.8            2%             5.0             5%
             Europe........................        6.1           15%            15.2            16%
             Japan.........................        5.6           14%            15.7            16%
             Asia-Pacific, other...........        3.0            7%            10.7            11%
             Latin and South America.......        0.2            0%             2.0             2%
                                                ------          ---           ------           ---
                  Total....................     $ 41.3          100%          $ 97.6           100%
                                                ======                        ======

                                                                  NINE MONTHS ENDED
                                              ----------------------------------------------------------
                                                  SEPTEMBER 28, 2001            SEPTEMBER 29, 2000
                                              ---------------------------- -----------------------------
             United States.................     $ 95.6           47%          $129.2            46%
             Canada........................       11.0            5%            13.4             5%
             Europe........................       43.0           21%            58.4            21%
             Japan.........................       34.0           17%            43.1            15%
             Asia-Pacific, other...........       21.1           10%            30.0            11%
             Latin and South America.......        0.8            0%             4.3             2%
                                                ------          ---           ------           ---
                  Total....................     $205.5         100%           $278.4           100%
                                                ======                        ======

                                                                        AS AT
                                              ----------------------------------------------------------
                                                  SEPTEMBER 28, 2001            DECEMBER 31, 2000
                                              ---------------------------- -----------------------------
        Long-lived assets:
           United States...................     $ 32.6                        $ 35.7
           Canada..........................        9.9                           9.9
           Europe..........................       12.6                          12.9
           Japan...........................        0.8                           0.7
           Asia-Pacific, other.............        0.2                           0.2
                                                ------                        ------
                  Total....................     $ 56.1                        $ 59.4
                                                ======                        ======

9.  DIVESTITURE

On April 2, 2001, the Company completed the sale of operating assets of the Laserdyne and custom systems product lines without a gain for proceeds of approximately $9 million, subject to final adjustment per the terms of the Asset

Purchase Agreement. Sales for these product lines were $2.9 million and $18.6 million for the nine months ended September 28, 2001 and September 29, 2000, respectively.


10. RECENT PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As a result, the pooling-of-interests method will be prohibited. SFAS 142 establishes criteria for recognition of intangibles and how they should be accounted for after initial recognition and changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement, which for the Company will be January 1, 2002. However, for any acquisitions completed after June 30, 2001, goodwill and intangible assets with an indefinite life will not be amortized.

On October 1, 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). The new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also will now require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as is presently required. In addition, more dispositions will qualify for discontinued operations treatment in the statement of income. The Company will adopt the Statement effective January 1, 2002.

The adoption of SFAS 141 will not have an impact on the business, results of operations, and financial condition of GSI Lumonics. The Company is still evaluating the impact of the adoption of SFAS 142 and SFAS 144 and has not yet determined the effect of adoption on the business, results of operations, and financial condition of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the consolidated financial statements and other financial information included in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. Please see the special note set forth below under "Forward-Looking Statements." All dollar amounts in this Management's Discussion and Analysis of Financial Condition and Results of Operations are in United States dollars, unless otherwise stated, and in accordance with U.S. GAAP.


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

The events of September 11th and thereafter have further hindered our ability to develop any certainty about the timing of any turnaround of the downward trends in the last three quarters. Our strategy is to focus the Company's resources on our strategic markets and core businesses, building on synergies we have already created, tightening operational controls and consolidating operations. Our efforts continue to focus on reductions in all areas of non-essential costs.

HIGHLIGHTS FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2001 AND OUTLOOK

   o Revenues dropped dramatically for the quarter to $41 million from $77 million in the second quarter and $98 million in the third quarter of 2000.
   o Net loss for the quarter was $8.5 million and net loss per share was $0.21 compared to net income of $7.2 million and $0.17 diluted net income per share in the third quarter of last year.
   o Orders continued at the same level as the second quarter at $34 million. Ending backlog was $56 million (excluding $1 million related to discontinued and divested products) as compared with $84 million (excluding $19 million related to discontinued and divested products) for the third quarter of last year.
   o The change in cash, cash equivalents, and investments for the quarter was close to breakeven at a net usage of $2 million including a payment of $4 million related to debt arising on the purchase of General Optics in 2000. Cash, cash equivalents and short-term investments were $107.9 million at September 28, 2001. In addition, we own approximately
      4.5 million unregistered shares of common stock in Packard BioScience Company with a quoted market value of approximately $35.6 million as at September 28, 2001.

Normally, GSI Lumonics experiences seasonality in both sales and bookings, with softness in the first quarter, strength in the spring, slowdown in the summer months, followed by a strong fourth quarter. Given the change in booking patterns experienced in the first three quarters of this year, the discontinuance of our general purpose marker product line, and net of the recently completed divestiture in early April, we expect that consolidated quarterly sales in the fourth quarter will remain at the sales level experienced in the third quarter. The Company is committed to a series of cost reductions. However, the investment in new product development will not be impacted by these actions, as we believe this is critical to the Company's success going forward.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2001

The following table presents unaudited quarterly results of operations as a percentage of sales. This information has been presented on the same basis as the consolidated financial statements.

                                                                      THREE MONTHS ENDED
                                                                   -----------------------
                                                                   SEPTEMBER     SEPTEMBER
                                                                    28, 2001     29, 2000
                                                                   ---------     ---------
Sales..........................................................      100.0%         100.0%
Cost of goods sold.............................................       77.4           60.0
                                                                   ---------     ---------
Gross profit...................................................       22.6           40.0
Research and development.......................................       13.6            9.2
Selling, general and administrative............................       39.7           21.1
Amortization of technology and other intangibles...............        3.4            1.2
Other..........................................................       (0.5)          (0.3)
                                                                   ---------     ---------
Income (loss) from operations..................................      (33.6)           8.8
Gain on sale of assets.........................................         --            1.7
Interest income, net...........................................        1.8            1.0
Foreign exchange transaction gains (losses)....................         --           (0.2)
                                                                   ---------     ---------
Income (loss) before income taxes..............................      (31.8)          11.3
Income tax provision (benefit).................................      (11.2)           3.9
                                                                   ---------     ---------
Net income (loss)..............................................      (20.6)%          7.4%
                                                                   =========     =========

Our sales were $41.3 million in the third quarter of 2001 compared to $97.6 million in the third quarter of 2000. On a pro forma basis, net of discontinued and divested product lines, sales were $37.5 million and $68.9 million, respectively.

Sales by Market. The following table sets forth sales to our primary markets for the three months ended September 28, 2001 and September 29, 2000, respectively.

(in millions)                                                   THREE MONTHS ENDED
                                                         ---------------------------------
                                                         SEPTEMBER 28,       SEPTEMBER 29,
                                                             2001                2000
                                                         -------------       -------------
                                                                  % OF                % OF
                                                        SALES     TOTAL    SALES     TOTAL
                                                        -----     -----    -----     -----
Semiconductor.......................................     $ 6.6     16%     $26.8      27%
Electronics.........................................       1.8      4       14.4      15
Medical.............................................      10.7     26       14.4      15
Components..........................................       5.8     14        8.9       9
Optics..............................................       3.2      8        4.0       4
Other...............................................       3.7      9       16.4      17
Parts and service...................................       9.5     23       12.7      13
                                                        ------    -----    -----     -----
   Total............................................     $41.3    100%     $97.6     100%
                                                        ======    =====    =====     =====

On a pro forma basis net of discontinued and divested product lines, sales for the three months ended September 28, 2001 were 56% of sales experienced in the third quarter of 2000 as a result of reduced and/or deferred capital spending by our customers in the continued economic slowdown. Following a period of strong economic conditions in 1999 and 2000, we saw tighter capital markets and a rapid and severe slowdown in the economy resulting in lower capital spending. Decline in bookings over the past four quarters seem to have stabilized at a level of $34 million for second and third quarters of 2001. Semiconductor systems sales for the third quarter decreased by $20.2 million compared to the same period of 2000 and electronics systems sales decreased by $12.6 million due to decline in market conditions since the middle of 2000. Sales to the medical market decreased by net $3.7 million from the same period of 2000 due primarily to the divestiture of the Life Sciences business and Laserdyne/custom system product lines offset by improvements in sales of imaging and printer products. Sales of components for the third quarter of 2001 decreased by $3.1 million compared to the same period of 2000. Sales of optics for the third quarter of 2001 decreased by $0.8 million compared to the same period of 2000 due to a sharp decline in sales to a significant customer offset by additional sales from the acquisition of General Optics at the end of the third quarter of 2000. Sales to the other markets (including aerospace, packaging and automotive) decreased by $12.7 million from the same period of 2000 due to the restructuring of the AM Series product line in Rugby, UK and sale of the package coding product line in Hull, UK. Parts and service sales decreased by $3.2 million from the same period of 2000 as a result of the divestiture of product lines.

Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: the United States; Canada; Europe, consisting of Europe, the Middle East and Africa; Japan; Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries; and Latin and South America. Revenues are attributed to these geographic areas on the basis of customer location. The following table shows sales to each geographic region for the three months ended September 28, 2001 and September 29, 2000, respectively.

(in millions)                                                      THREE MONTHS ENDED
                                                         -------------------------------------------
                                                         SEPTEMBER 28, 2001       SEPTEMBER 29, 2000
                                                         ------------------       ------------------
                                                                      % OF                     % OF
                                                         SALES       TOTAL        SALES        TOTAL
                                                         -----       -----        -----        -----
United States.......................................     $25.6         62%        $49.0          50%
Canada..............................................       0.8          2           5.0           5
Europe..............................................       6.1         15          15.2          16
Japan...............................................       5.6         14          15.7          16
Asia-Pacific, other.................................       3.0          7          10.7          11
Latin and South America.............................       0.2          0           2.0           2
                                                         -----       -----        -----        ----
   Total............................................     $41.3        100%        $97.6         100%
                                                         =====       =====        =====        ====

Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Order backlog at September 28, 2001 was $56 million (excluding $1 million related to discontinued and divested products) compared to $65 million at June 29, 2001 and $84 million (excluding $19 million related to discontinued and divested products) at September 29, 2000.

Gross Profit Margin. Gross profit margin was 23% in the three months ended September 28, 2001 compared to 40% in the three months ended September 29, 2000. Gross margins reflect the impact of fixed manufacturing and service overhead costs and inventory loss provisions during a period of lower product and service volumes.

Research and Development Expenses. Research and development expenses, net of government assistance, for the three months ended September 28, 2001 were 13.6% of sales or $5.6 million compared with 9.2% of sales or $9.0 million for the three months ended September 29, 2000. The decline was due primarily to the impact of divested product lines. Research and development activities focused on products targeted at the electronics, semiconductor and telecommunications markets.

Selling, General and Administrative Expenses. SG&A expenses were 39.7% of sales or $16.4 million in the three months ended September 28, 2001, compared with 21.1% of sales or $20.6 million in the three months ended September 29, 2000. The decline in spending was due primarily to the impact of lower sales, divested product lines, cost cutting measures, and shutdown days. The impact of continued cost cutting efforts was understated by significant legal costs and expenses for the patent infringement lawsuit with Electro Scientific Industries that was recently resolved in our favor and for the patent infringement lawsuit which the Company initiated against Rofin Baasel, Inc. (formerly AB Lasers, Inc.) and Carl Baasel Lasertechnik, GmbH. SG&A expenses are expected to further decline during the fourth quarter as the impact of initiatives undertaken by us to streamline our business and reduce our cost structure are expected to be realized.

Amortization of Technology and Other Intangibles. Amortization of technology and other intangibles was 3.4% of sales or $1.4 million in the three months ended September 28, 2001, compared with 1.2% of sales or $1.1 million in the three months ended September 29, 2000.

Other. During the third quarter of 2001, the Company recorded a benefit of $0.2 million related to settlement of litigation. During the third quarter of 2000, the Company recorded a benefit of $0.2 million related to royalties earned on the sale of the OLT precision alignment system product line.

Interest Income. Net interest income was $0.8 million in the three months ended September 28, 2001, compared to $1.0 million in the three months ended September 29, 2000. The decrease was due to a combination of declining interest rates and a slightly lower average short-term investments balance during the third quarter of 2000 compared to the third quarter of 2001.

Income Taxes. The effective tax rate was 35.4% for the third quarter of 2001, compared with 34.9% in the same period in 2000. The change in the effective tax rate was primarily due to the change in the Company's geographic mix of earnings. Our earnings are subject to different effective tax rates in each of the countries in which we operate. A change in our overall tax rate can result when there is a change in our geographic earnings mix.

Net Income (Loss). As a result of the foregoing factors, net loss for the third quarter of 2001 was $8.5 million, compared with net income of $7.2 million in the same period in 2000.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2001

The following table presents unaudited quarterly results of operations as a percentage of sales. This information has been presented on the same basis as the consolidated financial statements.

                                                                       NINE MONTHS ENDED
                                                                    ---------     ---------
                                                                    SEPTEMBER     SEPTEMBER
                                                                    28, 2001       29, 2000
                                                                    ---------     ---------
Sales..........................................................       100.0%         100.0%
Cost of goods sold.............................................        65.3           59.4
                                                                      -----          -----
Gross profit...................................................        34.7           40.6
Research and development.......................................         9.5            9.4
Selling, general and administrative............................        25.8           21.9
Amortization of technology and other intangibles...............         2.0            1.3
Other..........................................................        (0.8)          (1.1)
                                                                      -----          -----
Income (loss) from operations..................................        (1.8)           9.1
Gain on sale of assets.........................................          --            0.8
Interest income, net...........................................         1.6            0.6
Foreign exchange transaction gains (losses)....................         0.1           (0.7)
                                                                      -----          -----
Income (loss) before income taxes..............................        (0.1)           9.8
Income tax provision...........................................         0.0            3.4
                                                                      -----          -----
Net income (loss)..............................................        (0.1)%          6.4%
                                                                     ======          =====

Our sales were $205.5 million for the first nine months of 2001 compared to $278.4 million for the first nine months of 2000. On a pro forma basis, net of discontinued and divested product lines, sales were $187.5 million and $198.6 million, respectively.

Sales by Market. The following table sets forth sales to our primary markets for nine months ended September 28, 2001 and September 29, 2000, respectively.


(in millions)                                                        NINE MONTHS ENDED
                                                         ------------------------------------------
                                                         SEPTEMBER 28, 2001      SEPTEMBER 29, 2000
                                                         ------------------      ------------------
                                                                      % OF                    % OF
                                                          SALES       TOTAL       SALES       TOTAL
                                                          -----       -----       -----       -----
Semiconductor.......................................      $ 57.3        28%       $54.7        20%
Electronics.........................................        37.2        18         68.7        25
Medical.............................................        31.0        15         44.2        16
Components..........................................        20.7        10         23.2         8
Optics..............................................        14.5         7          9.5         3
Other...............................................        10.2         5         40.2        14
Parts and service...................................        34.6        17         37.9        14
                                                          ------       ---       ------       ---
   Total............................................      $205.5       100%      $278.4       100%
                                                          ======       ===       ======       ===

Sales declined for the nine months ended September 28, 2001 compared to the same period in 2000 as a result of strategic divestitures that have repositioned the Company to focus on our core businesses, and weakening economic conditions.

The decline of new orders during the first nine months of 2001 reflected a continued slowdown in demand for systems and products in the semiconductor, electronics and telecom optics markets. On a pro forma basis, net of discontinued and divested product lines, bookings were approximately $135 million resulting in an ending backlog of approximately $56 million, as compared with bookings of $225 million and ending backlog of $84 million for the first nine months of last year.

Sales by Region. The following table shows sales to each geographic region for the nine months ended September 28, 2001 and September 29, 2000.

(in millions)                                                        NINE MONTHS ENDED
                                                         ------------------------------------------
                                                         SEPTEMBER 28, 2001      SEPTEMBER 29, 2000
                                                         ------------------      ------------------
                                                                      % OF                     % OF
                                                          SALES      TOTAL        SALES       TOTAL
                                                          -----      -----        -----       -----
United States.......................................     $ 95.6        47%       $129.2        46%
Canada..............................................       11.0         5          13.4         5
Europe..............................................       43.0        21          58.4        21
Japan...............................................       34.0        17          43.1        15
Asia-Pacific, other.................................       21.1        10          30.0        11
Latin and South America.............................        0.8         0           4.3         2
                                                          -----      -----        -----       -----
   Total............................................     $205.5       100%       $278.4       100%
                                                         ======      =====       ======       ====

Gross Profit Margin. Gross profit margin was 35% for the nine months ended September 28, 2001 compared to 41% for the nine months ended September 29, 2000. Gross margins reflect the impact of fixed manufacturing and service overhead costs and inventory loss provisions during a period of lower product and service volumes.

Research and Development Expenses. Research and development expenses, net of government assistance, for the nine months ended September 28, 2001 were 9.5% of sales or $19.4 million compared with 9.4% of sales or $26.3 million for the nine months ended September 29, 2000. The decline was due primarily to the impact of divested product lines. Research and development activities focused on products targeted at the electronics, semiconductor and telecommunications markets.

Selling, General and Administrative Expenses. SG&A expenses were 25.8% of sales or $53.2 million for the nine months ended September 28, 2001, compared with 21.9% of sales or $60.9 million for the nine months ended September 29, 2000. The decline in spending was due primarily to the impact of lower sales, divested product lines, cost cutting measures, and shutdown days.

Amortization of Technology and Other Intangibles. Amortization of technology and other intangibles was 2.0% of sales or $4.1 million for the nine months ended September 28, 2001, compared with 1.3% of sales or $3.5 million for the nine months ended September 29, 2000.

Other. During the first nine months of 2001, the Company adjusted an accrual related to litigation with Electro Scientific Industries, Inc. and recorded a benefit of $1.6 million. During the nine months ended September 29, 2000, the Company recorded a benefit of $0.2 million related to royalties earned on the sale of the OLT precision alignment system product line and $2.7 million received for licensing some of the Company's technology.

Interest Income. Net interest income was $3.4 million for the nine months ended September 28, 2001, compared to $1.6 million for the nine months ended September 29, 2000. The increase was due to the investment of proceeds from the April 2000 share offering and significant proceeds from the sale of assets during the fourth quarter of 2000, contributing to an increased average cash and investments balance during the first nine months of 2001 compared to the same period of 2000. Interest income was negatively impacted by declining interest rates during 2001 compared to 2000.

Income Taxes. The effective tax rate was 31.7% for the nine months ended September 28, 2001, compared with 34.9% for the same period in 2000. Our effective tax rate reflects the fact that we do not recognize the tax benefit from losses in certain countries where future use of the losses is uncertain and other deductible costs. Our earnings are subject to different effective tax rates in each of the countries in which we operate. A change in our overall tax rate can result when there is a change in our geographic earnings mix.

Net Income (Loss). As a result of the foregoing factors, net loss for the nine months ended September 28, 2001 was $0.1 million, compared with net income of $17.8 million for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $87.9 million on September 28, 2001 compared to $113.9 million at December 31, 2000. In addition, short-term investments were $20.0 million at September 28, 2001 compared to $20.0 million at December 31, 2000.

The investment in equity securities at September 28, 2001 of $35.6 million, consisting of approximately 4.5 million shares, or 6.5%, of Packard BioScience Company common stock, is included in other long-term assets. These equity securities are subject to market fluctuations and, during the nine months ended September 28, 2001, we recorded an unrealized gain of $0.4 million (after tax) as a separate component of accumulated other comprehensive income.

Cash flows used in operating activities for the nine months ended September 28, 2001 were $21.1 million, compared to $14.1 million during the same period in 2000. Net loss, after adjustment for non-cash items, provided cash of $18.8 million in the first nine months of 2001. Decrease in accounts receivable due to lower sales provided $32.6 million. This was more than offset by a decrease in current liabilities using $73.9 million, including $32.9 million of income taxes paid relating to the gain on sale of the Life Sciences business recognized in October 2000 and income tax installments for the first nine months of 2001 and $15.3 million paid in May 2001 in settlement of the legal judgment in a patent infringement action filed by Electro Scientific Industries, Inc. In the first nine months of 2000, net income, after adjustment for non-cash items, provided cash of $21.5 million, offset by $35.7 million of increases in accounts receivable, inventories, other current assets and current liabilities.

Cash flow used in investing activities was $2.7 million during the nine months ended September 28, 2001, primarily from the purchase of $80.9 million of short-term investments and $6.9 million of property, plant, and equipment, offset by the maturity of $80.9 million of short-term investments. Cash proceeds of $6.0 million were received on the sale of certain assets of the Laserdyne and Custom Systems product lines on April 2, 2001. In the first nine months of 2000, investing activities used $9.4 million, primarily from the purchase of short-term investments and property, plant and equipment, and the acquisition of General Optics. This was offset primarily by the disposal of assets and the maturity of short-term investments.

Cash flow used in financing activities was $2.8 million for the nine months ended September 28, 2001. In comparison, financing activities provided $63.1million during the same period in 2000, primarily due to a large issue of share capital.

We have credit facilities of $39.1 million denominated in Canadian dollars, US dollars, Pounds sterling and Japanese yen. Bank indebtedness, of which $11.1 million was outstanding at September 28, 2001, is due on demand and bears interest based on the prime rate. As at September 28, 2001, the Company had unused and available demand lines of credit amounting to $19.9 million and outstanding letters of credit of $8.1 million.

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


RECENT PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As a result, the pooling-of-interests method will be prohibited. SFAS 142 establishes criteria for recognition of intangibles and how they should be accounted for after initial recognition and changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement, which for the Company will be January 1, 2002. However, for any acquisitions completed after June 30, 2001, goodwill and intangible assets with an indefinite life will not be amortized.

On October 1, 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). The new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also will now require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as is presently required. In addition, more dispositions will qualify for discontinued operations treatment in the statement of income. The Company will adopt the Statement effective January 1, 2002.

The adoption of SFAS 141 will not have an impact on the business, results of operations, and financial condition of the Company. The Company is still evaluating the impact of the adoption of SFAS 142 and SFAS 144 and has not yet determined the effect of adoption on the business, results of operations, and financial condition of the Company.


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

Quarterly Fluctuations in Operations. We derive a substantial portion of our sales from products that have a high average selling price and significant lead times between the initial order and delivery of the product. The timing and recognition of sales from customer orders can cause significant fluctuations in our operating results from quarter to quarter. Gross margins realized on product sales vary depending upon a variety of factors, including production volumes, the mix of products sold during a particular period, negotiated selling prices, the timing of new product introductions and enhancements and manufacturing costs. A delay in a shipment, or failure to meet our revenue recognition criteria, near the end of a fiscal quarter or year, due, for example, to rescheduling or cancellations by customers or to unexpected difficulties experienced by us, may cause sales in a particular period to fall significantly below our expectations and may materially adversely affect our operations for that period. Our inability to adjust spending quickly enough to compensate for any sales shortfall would magnify the adverse impact of that sales shortfall on our results of operations. In addition, announcements of new products and technologies by either us or by our competitors could cause customers to defer purchases of our existing systems, which could negatively impact our earnings and our financial position. As a result of these factors, our results of operations for any quarter or year are not necessarily indicative of results to be expected in future periods. Our future operating results may be affected by various trends and factors that must be managed in order to achieve favorable operating results.

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

General Economic, Political and Market Conditions. Our business is subject to the effects of general economic and political conditions in the United States and globally. Our revenues and operating results have declined and been adversely affected by the tragic events of September 11, 2001 and the unfavorable economic conditions. If the economic and political conditions in the United States and globally do not improve or if the economic slowdown continues to deteriorate, we may continue to experience material adverse impacts on our business, operating results and the financial condition of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments and debt obligations. At September 28, 2001, the Company had $56.4 million invested in cash equivalents and $20.0 million invested in short-term investments. Due to the average maturities and the nature of the investment portfolio, a change in interest rates is not expected to have a material effect on the value of the portfolio. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

Foreign Currency Risk. We have substantial sales and expenses and working capital in currencies other than U.S. dollars. As a result, we have exposure to foreign exchange fluctuations, which may be material. To reduce the Company's exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. We have a foreign currency hedging program using currency forwards and currency options to hedge exposure to foreign currencies. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. We do not currently use currency forwards or currency options for trading purposes. As of September 28, 2001, the Company had nine foreign exchange forward contracts to purchase $19.9 million U.S. dollars and three foreign exchange option contracts to purchase $17.7 million U.S. dollars with an aggregate fair value loss of $0.03 million recorded in accumulated other comprehensive income and maturing in December 2001, March 2002 and on the 15th of each following month until August 15, 2002.

PART I - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         See the description of legal proceedings in Note 7 to the Financial Statements.

ITEM 5:  OTHER INFORMATION

The Company has entered into severance agreements with Kurt A. Pelsue, V.P. Technology and Alfonso DaSilva, V.P. Customer Service. The agreements, in each instance, provide for a severance payment and certain other benefits if employment with the Company is terminated upon or following defined change of control events or by the Company without cause. The effective date for the agreement is May 24, 2001 for Mr. Pelsue and July 9, 2001 for Mr. DaSilva. Each agreement continues for a minimum term of three (3) years from its respective date and will automatically extend for periods of one year after the initial term unless the Company or the executive gives notice at least ninety days prior to the expiration of the current period that the agreement will not be extended. Under the agreement, the payment in the event of termination without cause is equal to a minimum of one year and a maximum of two years of the sum of (a) annual base salary; (b) targeted annual bonus; (c) prorated portion of annual bonus; and (d) the cost of certain employment benefits. If the termination of employment occurs upon or following a defined change of control of the Company, the payment is equal to three times the sum of (a)-(d). Pursuant to these agreements, all unvested options then held will immediately vest, provided that such options shall expire upon the earlier of (i) three years or the remainder of the option term in the event of a change of control, or (ii) six months or the remainder of the option term in the event of a termination for cause.

The Company entered into a Separation Agreement and General Release on August 21, 2001 with its V.P. Sales, Patrick D. Austin. Pursuant to the terms of the agreement, Mr. Austin, whose employment with the Company ended on September 28, 2001, will continue to receive salary payments and health benefit coverage for a period not to exceed twelve (12) months.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)  LIST OF EXHIBITS

             10.24 Severance Agreement between the Registrant and Kurt A. Pelsue dated May 24, 2001
             10.25 Severance Agreement between the Registrant and Alfonso DaSilva dated July 9, 2001.
             10.26 Separation Agreement and General Release between the Registrant and Patrick D. Austin dated August 21, 2001.


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

GSI LUMONICS INC.
(REGISTRANT)

NAME                                        TITLE                                                       DATE
--------------------------------------      ----------------------------------------------      ----------------------
/s/ CHARLES D. WINSTON                      Director and Chief Executive Officer                  November 8, 2001
----------------------                      (Principal Executive Officer)
Charles D. Winston

/s/ THOMAS R. SWAIN                         Vice President Finance and Chief Financial            November 8, 2001
-------------------                         Officer (Principal Financial and Accounting
Thomas R. Swain                             Officer)