Form 10-K405
period 2001-12-31
GSI LUMONICS INC
filed 2002-03-13
CIK 1076930

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On February 28, 2002, 40,601,675 shares of the Common Stock of GSI Lumonics Inc. were issued and outstanding. The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of GSI Lumonics Inc., based on the closing price of the shares on the NASDAQ National Market on February 28, 2002 of U.S.$8.58, was approximately U.S.$313,371,089 (assumes officers, directors, and all shareholders beneficially owning 5% or more of the outstanding Common Stock are affiliates).

                       Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2002 are incorporated by reference in Part III of this Form 10-K. With the exception of the portions of the registrant's Proxy statement expressly incorporated into this Form 10-K by reference, the registrant's Proxy statement shall not be deemed filed as part of this Form 10-K.

                                GSI LUMONICS INC.

                                TABLE OF CONTENTS

Item No.                                                                                                      Page No.
--------                                                                                                      --------
PART I.....................................................................................................       3
         ITEM 1.    BUSINESS OF GSI LUMONICS INC...........................................................       3
         ITEM 2.    PROPERTIES.............................................................................      10
         ITEM 3.    LEGAL PROCEEDINGS......................................................................      11
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................      12
         ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT...................................................      12
PART II....................................................................................................      13
         ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS...................      13
         ITEM 6.    SELECTED FINANCIAL DATA................................................................      14
         ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..      15
         ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................      26
         ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................      27
         ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...      55
PART III...................................................................................................      56
         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................      56
         ITEM 11.   EXECUTIVE COMPENSATION.................................................................      56
         ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................      56
         ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................      56
PART IV....................................................................................................      56
         ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........................      56
         SIGNATURES .......................................................................................      59

As used in this report, the terms "we," "us," "our," "GSI Lumonics" and the "Company" mean GSI Lumonics Inc. and its subsidiaries, unless the context indicates another meaning.

The following trademarks and trade names of GSI Lumonics are used in this report: WaferMark(R), Super SoftMark(R), DrillStar(R) and WavePrecision(TM).

                                     PART I

ITEM 1. BUSINESS OF GSI LUMONICS INC.

Overview

We design, develop, manufacture and market laser-based advanced manufacturing systems and components as enabling tools for a wide range of high-technology applications, including computer-chip memory repair processing, wafer and die marking, inspection systems for solder paste and component placement on surface-mount ("SMT") printed circuits, via drilling of printed circuit boards, hybrid circuit trim and circuit trim on silicon. We also provide precision optics for Dense Wave Division Multiplexing ("DWDM") networks. Major markets for our products include the semiconductor, electronics and telecommunications industries. In addition, we sell to other markets such as medical and aerospace.

Corporate History

GSI Lumonics Inc., a New Brunswick, Canada corporation, is the product of a merger of equals between General Scanning, Inc. and Lumonics Inc. that was completed on March 22, 1999. Our shares trade on The NASDAQ Stock Market(R)under the symbol GSLI and on The Toronto Stock Exchange under the symbol LSI. Immediately following the merger, the General Scanning shareholders and the Lumonics shareholders each, as a group, owned approximately half of the combined company's common shares.

General Scanning, Inc. was incorporated in 1968 in Massachusetts. In its early years, General Scanning developed, manufactured and sold components and subsystems for high-speed micro positioning of laser beams. Starting in the mid-to-late 1980s, General Scanning began manufacturing complete laser-based advanced manufacturing systems for the semiconductor and electronics markets as well as a number of other applications such as aerospace assembly and medical recording and imaging.

Lumonics Inc., incorporated in 1970 in Canada, initially produced lasers for scientific and research applications. By the 1980s, the company was developing, manufacturing and selling laser-based advanced manufacturing systems for electronics, semiconductor, and general industrial applications.

Industry Overview

Industrial lasers are generally used in the semiconductor and electronics industries, with a growing number of applications in other industries as well. In the long term, subject to market cycles, we expect capital equipment expenditures by the semiconductor and electronics industry, fueled by demand for computers, cellular phones, communications devices and consumer appliances, will stimulate demand for laser-based systems.

Several significant markets for our products have historically been subject to economic fluctuations due to the substantial capital investment required in the industries we serve. In the past, this has led to significant short-term over- or under-capacity in some markets, particularly in the semiconductor and electronics industries. As a result of these fluctuations, our sales of systems and services for semiconductor and electronics applications declined from $167 million in 2000 to $109 million in 2001. The current downturn in demand for capital equipment in our major markets is due to the downturn in general economic conditions, exacerbated by the events of September 11th, 2001, combined with our customers' current excess of manufacturing capacity and their customers' excess inventories of components. Historically, when the economy improves, excess inventories are consumed and excess capacity is absorbed, leading to renewed orders for capital equipment. According to IC Insights, an independent market research company, semiconductor capital equipment spending grew more than 80% in 2000 to over $50 billion only to contract by an expected 35% in 2001.

GSI Lumonics, through its WavePrecision division, also manufactures optical components used by industry-leading customers for selecting, shifting, switching and interleaving precise wavelengths of light to increase bandwidth and efficiency of fiber optic telecommunications networks. The telecommunications market had been a rapidly expanding area, driven primarily by growth of the Internet and digital communications. Over the past several years,

Internet usage has grown at an average annual rate of greater than 100%. As this growth continues, fiber optics may become the technology of choice for high bandwidth use. However, over-expansion in the industry in the past few years, combined with worsening economic conditions in 2001, resulted in a significant downturn within the telecommunications industry.

We see the principal market drivers for all of our businesses to be:

..    the ongoing increases in functionality of computer, telecommunications devices and consumer electronics which, in turn, lead to growing technical demands on circuits and components and the equipment used to manufacture them;

..    the proliferation of new electronic products such as automotive safety and comfort features, "smart" appliances, PDAs, digital cameras, etc;

..    the continuing miniaturization of components with greater densities and smaller line widths that require new generations of manufacturing technology;

..    the Internet and its ever-increasing usage in all areas of society;

..    the growing use of wireless technology in personal and business applications; and

..    advances in materials and process technology that are creating new opportunities for advanced manufacturing systems.

Corporate Strategy

The key elements of our strategy include:

..    Invest in laser-based technologies, products and capabilities which position us as one of the leading competitors in markets that offer strong profitable growth opportunities, specifically semiconductor and electronics;

..    Concentrate on high value-added systems that have a global market;

..    Enhance our capabilities to supply parts on precision optical components used in DWDM for fiber optic telecommunications networks;

..    Further strengthen our competencies in technology, manufacturing and distribution; and

..    Acquire complementary products and technologies.

Consistent with our strategy, we have divested certain product lines that were no longer strategic. These actions allowed us to redirect capital to opportunities in our strategic markets including the semiconductor, electronics and telecommunications markets.

In 2001, we took specific actions to strengthen our position in our strategic markets:

..    Semiconductors. We introduced a new technology platform for memory repair, an application for our manufacturing systems. We estimate the annual market for memory repair systems is greater than $100 million. We currently have less than a 10% market share and are targeting a significant increase. In addition, we made a significant investment in new semiconductor processes and material technologies, such as 300 mm wafers, copper interconnects and chip-scale packaging.

..    Electronics. We worked towards enhancing our market position in printed circuit board manufacturing processes, including solder paste inspection, via drilling and thick film trimming by investing significantly in research and development. We believe that demand for products such as telecommunications equipment, cell phones and pagers will drive demand for our newly developed products. We are focusing our development efforts on new processes, such as embedded trim of passive components and on new applications, such as Bluetooth and other techniques for wireless data transfer.

..    Telecommunications. In early 2001, we formally organized our optics business unit under the name WavePrecision(TM). Currently, WavePrecision(TM) revenues are divided between the telecom, medical, aerospace and semiconductor industries. We advanced our product offerings from 100Ghz solid-state etalons to 50Ghz multicavity air-spaced etalons for interleave and dispersion compensation. We have also begun work on tunable etalons for future DWDM applications.

Products and Services

Semiconductor Market

Our laser systems are used in several production process steps within the semiconductor industry, which is characterized by ever increasing demands on throughput, reduced device size and increased device complexity, performance, traceability and quality. Semiconductor devices are used in a variety of products including electronics, consumer products, personal computers, communications products, appliances and medical instruments.

Markets for our semiconductor products are directly influenced by capacity utilization by our customers, the manufacturers of ICs, and by changes in materials and process technology. Recently, our customers' capacity has been under utilized due to soft demand for ICs by OEMs. Thus, demand for additional equipment to expand production capacity is weak. On the other hand, technology changes to reduce IC manufacturing costs (such as shrinking component size, conversion to larger 300mm wafers and move to chip-scale packaging) and to increase IC performance (such as copper interconnects and low-k dielectric substrates) are expected to result in demand for new semiconductor process manufacturing equipment.

Laser Trim and Test Systems. These systems enable production of electronic circuits by precisely tuning, with a laser, the performance of linear and mixed signal devices. Tuning is accomplished by adjusting various component parameters with selective laser cuts, while the circuit is under test, thereby achieving the desired electrical performance. These systems combine material handling, test stimulus, temperature control and laser trim subsystems to form turnkey production process packages.

Permanent Marking Systems. We provide products to support the product marking requirements of the semiconductor industry. WaferMark(R) laser systems are used for the marking of silicon wafers at the front end of the semiconductor manufacturing process, aiding process control and device traceability. These systems incorporate advanced robotics and proprietary Super SoftMark(R) process control technology to provide debris free marking of high-density silicon wafers along automated production lines. We also supply systems for marking the individual dies on wafers. Our automated wafer marking system supports individual bare die traceability marks. The system incorporates a tightly coupled vision system for automated wafer identification and mark alignment on each die. Complete system operation is managed with software for intuitive process monitoring and automated wafer map downloading through a single graphical user interface.

Memory Repair Systems. Dynamic random access memory chips ("DRAM") are critical components in the active memory portion of computers and a broad range of other digital electronic products. First-pass manufacturing yields are typically low at the start of production of a new generation of higher capacity memory devices. Laser processing is used to raise production yields to acceptable economic levels. Our memory repair laser systems allow semiconductor manufacturers to effectively disconnect defective or redundant circuits in a memory chip with accurately positioned and power modulated laser pulses. Shrinking DRAM die-density to tight circuit pitches below 2 microns require our systems to operate with exceptional accuracy of less than 0.2 micron while processing at a rate of 20,000 circuits per second. As a point of reference, the diameter of a human hair is greater than 100 microns.

Electronics Market

Producers of electronic components and assemblies, particularly surface mount technology assemblies, have a number of our laser systems available to support their process requirements. Features of these systems include precision laser spot size, laser power control, high-speed parts handling, and applications adaptability.

Markets for our electronics manufacturing systems are, like the semiconductor market, directly influenced by our customers' capacity utilization and technology changes. In 2001, worldwide demand for all electronics products, as a group, declined resulting in excess capacity for some of our customers. On the other hand, enhanced functionality on smaller PCBs, as well as increased requirements for passive electronic components to manage higher performing ICs, should serve to stimulate demand for our process manufacturing systems serving the electronics market.

Printed Circuit Board Processing Systems. Our laser systems are used in various process steps in the production of printed circuit boards and flex circuits. Our DrillStar(R) products, which are capable of drilling micro vias at very high speeds in every type of material commonly used for printed circuit board fabrication, supports the miniaturization trend within the industry.

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

Industrial Markets

We also manufacture laser systems for the aerospace and other industrial markets for advanced manufacturing applications. Our laser systems can be controlled and directed with precision and used in a wide spectrum of applications. Lasers offer lower production costs, fast solutions and flexibility on the production line. In addition to lasers, systems may include precision optics, fiber optics, control software, robotics, machine vision, motion control and parts handling.

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

Optical and Other Components

Telecommunications. We design and manufacture precision optical components used in DWDM technology for increasing the bandwidth and efficiency of fiber optic networks. These networks have been used mostly for `long-haul' inter-city applications and, more recently, over short-range `metro' applications using optical add drop multiplexing. Our products select, shift, switch or interleave very precise wavelengths of light, thereby increasing the bandwidth and efficiency of dense wavelength division multiplexing systems. These products require highly precise polishing and measurement technology to produce these components to exacting specifications that are critical to their performance.

Specialty Optical Components. Our specialty optical components are used primarily for high performance lasers used in lithography, industrial processing, medical and military applications.

Scanning Components and Subsystems. We produce optical scanners, scanner subsystems, and diode-pumped solid state lasers. These are used in a variety of applications including materials processing, test and measurement, alignment, inspection, displays, graphics, vision, rapid prototyping, and medical applications such as dermatology and ophthalmology.

Other Markets and Products

Printing Products. We produce a variety of printing products, primarily for medical applications. Thermal printers are used in end products such as defibrillators, patient care monitors, and cardiac pacemaker programmers.

Film Imaging Systems. We produce laser imaging and digitizing equipment for use with data sets from computer-assisted tomography, magnetic resonance imaging or nuclear medicine equipment.

Customers

We have over 1,000 customers, many of whom are among the largest global participants in their industries. Many of our customers participate in several market segments. During 2001, our largest customer accounted for 6% of our total sales and the top 25 customers accounted for less than 45% of our total sales. During 2000, our largest customer accounted for less than 4% of total Company sales and the top 25 customers accounted for approximately one-third of total sales.

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

Our worldwide advanced manufacturing systems sales activities are directed from the product business unit sites in North America and Europe. Field offices are located close to key customers to maximize sales and support effectiveness. In Europe, we maintain offices in the United Kingdom, Germany, France and Italy, and in the Asia-Pacific region, in Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore and Taiwan. Selected independent distributors and agents, who sell our products in areas such as Eastern Europe, Australia and Latin America, augment our direct sales organization.

We provide 24-hour, 365-day-a-year service support to our advanced manufacturing systems customers. Our service support organization has regional customer centers in Wilmington, Massachusetts; Munich, Germany; and Hong Kong for the North American, European, and Asia-Pacific regions, respectively. In addition, field service personnel are resident on our plant sites to increase the synergies between our design, manufacturing and service functions. Field service and in-house technical support personnel receive ongoing training with respect to our laser-based systems, maintenance procedures, laser-operating techniques and processing technology. To minimize disruption to customers' manufacturing operations, we provide same or next day delivery of replacement parts on a worldwide basis.

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

Competition for our products is concentrated in certain markets and fragmented in others. In laser-based processing systems for the semiconductor and electronics markets, we compete primarily with a few large companies such as Electro Scientific Industries and NEC. In industrial markets, we compete with Trumpf-Haas, Rofin-Sinar, Unitek-Miyachi and Lasag. In component markets, we compete with CTI, a unit of Excel Technology, in scanning components, and with several companies in optical components.

We expect our competitors to continue to improve the design and performance of their products. There is a risk that our competitors will develop enhancements to, or future generations of, competitive products that will offer superior price or performance features, or that new processes or technologies will emerge that render our products less competitive or obsolete. Increased competitive pressure could lead to lower prices for our products, adversely affecting our sales and profitability.

Manufacturing

We perform internally those manufacturing functions that enable us to add value and to maintain control over critical portions of the production process; and outsource, to the extent practical, other portions of the production process. This approach has led to changes in our manufacturing organization as we redirect attention from the management of internal production processes to the management of supplier quality and production. The retained internal activity is focused on module integration and testing, with particular emphasis on our customers' applications. We believe we achieve a number of competitive advantages from this integration, including the ability to achieve lower costs and higher quality, bring new products and product enhancements more quickly and reliably to market, and produce sophisticated component parts not available from other sources.

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

Research and Development

We continue to make a strong commitment to research and development for core technology programs directed at creating new products, product enhancements and new applications for existing products, as well as funding research into future market opportunities. The markets we serve are generally characterized by rapid technological change and product innovation. We believe that continued timely development of new products and product enhancements to serve both existing and new markets is necessary to remain competitive.

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

Sources of Supply

We depend on limited source suppliers that could cause substantial manufacturing delays and additional cost if a disruption of supply occurs. We obtain some components from a single source. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products. If suppliers or subcontractors experience difficulties that result in a reduction or interruption in supply to us, or fail to meet any of our manufacturing requirements, our business would be harmed until we are able to secure alternative sources. These components and manufacturing services may not continue to be available to us at favorable prices, if at all.

Patents and Intellectual Property

Our intellectual property includes copyrights, patents, proprietary software, technical know-how and expertise, designs, process techniques and inventions. We own 97 United States and 49 foreign patents; in addition, applications are pending for 56 United States and 107 foreign patents. We have also obtained licenses under a number of patents in the United States and foreign countries and may require licenses under additional patents. There can be no assurance as to the degree of protection offered by these patents or as to the likelihood that patents will be issued for pending applications.

We also rely on trade secret protection for our confidential and proprietary information. We routinely enter into confidentiality agreements with our employees and consultants. There is a risk that these agreements will not provide meaningful protection of our proprietary information in the event of misappropriation or disclosure.

Human Resources

At December 31, 2001, we had 1,112 employees in the following areas:

                                               Number of
                                               employees      Percentage
                                               ---------      ----------
Production and operations...............           460            41%
Customer service........................           174            16%
Sales, marketing and distribution.......           171            15%
Research and development................           157            14%
Administration..........................           150            14%
                                                 -----           ----
     Total..............................         1,112           100%
                                                 =====           ====

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

Other

Information concerning product lines, backlog, working capital, research and development expenses, and seasonality may be found in Item 7, Management Discussion and Analysis. Information about geographic segments may be found in note 14 to the financial statements.

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

                                                                  Approximate                 Owned/
   Location                        Principal Use                  Square Feet                 Leased
Kanata, Ontario,        Principal corporate executive offices;      75,000                    Owned
Canada                  Manufacturing, R&D, Marketing, Sales
Nepean, Ontario,        Manufacturing, R&D, Marketing, Sales         41,000                   Owned
Canada                                                            (two sites)
Nepean, Ontario,        Subleased effective March 2002               9,700           Leased; expires in 2006
Canada
Billerica, MA, USA      Manufacturing, R&D, Marketing, Sales         80,000      Leased; expires in 2008 with two
                                                                                      5-year renewal options
Wilmington, MA, USA     Manufacturing, R&D, Marketing, Sales         78,000      Leased; expires in 2007 with two
                                                                                      5-year renewal options
Bedford, MA, USA        Currently unoccupied                         25,000       Leased; expires in March 2002
Oxnard, CA, USA         Currently unoccupied and offered for         44,000        Leased; expires in July 2004
                        sublease
Moorpark, CA, USA       Manufacturing, R&D, Marketing, Sales         49,000     Leased; two leases expire in 2005
                                                                 (three sites)   with one 5-year renewal option;
                                                                                    one lease expires in 2004
Maple Grove, MN, USA    Subleased to December 31, 2002              104,000        Leased; expires in 2003 with
                                                                                   three 1-year renewal options
Farmington Hills, MI,   Customer Support and Logistics Center        56,000        Leased; expires in 2003 with
USA                                                                                three 1-year renewal options
Rugby, UK               Manufacturing, R&D, Marketing, Sales        113,000                   Owned
Munich, Germany         Customer Support and Logistics Center        29,000        Leased; expires in 2013 with
                                                                                         option to renew

Additional sales, service and logistics sites are located in France, Italy, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, and Taiwan. These additional offices are in leased facilities occupying approximately 44,000 square feet in the aggregate.

Because of actions during fiscal 2001, we no longer operate out of our former sites at Oxnard, California, Bedford, Massachusetts and a leased facility in Nepean, Ontario. In conjunction with the exit activities described in note 11 to the consolidated financial statements, we are planning to further reduce excess manufacturing and distribution capacity.

After the above-mentioned rationalization of facilities, we believe the productive capacity of the remaining facilities to be both suitable and adequate for the requirements of our business.

ITEM 3. LEGAL PROCEEDINGS

Robotic Vision Systems, Inc. v. View Engineering, Inc., USDC Case No. 95-7441. In March 2000, the United States District Court for the Central District of California entered judgment in favor of View Engineering, Inc., a wholly owned subsidiary of the Company. Robotic Vision had alleged patent infringement relating to lead inspection machines formerly sold by View Engineering and sought damages of $60.5 million. The District Court found Robotic Vision's patent invalid and Robotic Vision appealed that decision. The Court of Appeals affirmed the invalidity judgment on May 7, 2001. On August 8, 2001, Robotic Vision filed a Petition for a Writ of Certiorari with the Supreme Court of the United States. On October 9, 2001, View Engineering filed its Brief in Opposition to Robotic Vision's Petition. On November 13, 2001, the United States Supreme Court issued an order denying Robotic Vision's Petition for a Writ of Certiorari.

Electro Scientific Industries, Inc. v. GSI Lumonics Inc. et al. On March 16, 2000, Electro Scientific Industries, Inc. filed an action for patent infringement in the United States District Court for the Central District of California against the Company and Dynamic Details Inc., an unrelated party that is one of the Company's customers. Electro Scientific alleged that the Company offered to sell and import into the United States the GS-600 high speed laser drilling system and that Dynamic Details possessed and used a GS-600 System. It further alleged that Dynamic Details' use of the GS-600 laser system infringed Electro Scientific's U.S. patent 5,847,960 and that the Company had actively induced the infringement of, and contributorily infringed, the patent. Electro Scientific sought an injunction, unspecified damages, trebling of those damages, and attorney fees. GSI Lumonics indemnified Dynamic Details with respect to these allegations. On August 14, 2001, the United States District Court for the Central District of California granted the Company's motion for summary judgment of non-infringement and denied Electro Scientific's motion for summary judgment of infringement. In the ruling, the Court concluded that the GS-600 system did not literally infringe the asserted claims of the alleged Electro Scientific patent, nor did it infringe under the doctrine of equivalents. On September 7, 2001, Electro Scientific appealed the District Court's decision on the summary judgment motions. The Company intends to vigorously contest Electro Scientific's appeal.

Electro Scientific Industries, Inc. v. General Scanning, Inc. In September 1998, the United States District Court for the Northern District of California granted Electro Scientific's motion for summary judgment against General Scanning in this case on a claim of patent infringement and on the issue of whether Electro Scientific committed inequitable conduct by intentionally failing to cite prior art to the U.S. Patent Office in connection with one of its patents. The Court denied General Scanning's motion for summary judgment that the Electro Scientific patents are invalid due to prior art. During March 1999, the Court granted Electro Scientific's motion for partial summary judgment that upgrade kits, sold by General Scanning for 1.3 micron laser wavelength memory repair, infringe the Electro Scientific patents in question. In April 1999, a federal court jury issued a verdict that Electro Scientific's patent 5,473,624 was invalid, and that Electro Scientific's patent 5,265,114 was valid, and awarded a $13.1 million judgment against the Company. In July 1999, the Court refused Electro Scientific's requests to increase damages awarded by the jury in April, and for attorney fees, but granted interest on the damages. The Company recorded a provision during the three months ended April 2, 1999 of $19 million to reflect the amount of the damage award plus accrued interest and related costs. The Court also affirmed the jury's decision to invalidate one of the two patents asserted by Electro Scientific in the case. The Company appealed the decisions on infringement, the validity of the second patent and the award of damages. The Company was required to post an unsecured bond with the court in order to proceed with the appeal. The Court of Appeals affirmed the judgment on April 18, 2001 and the Company paid approximately $15.3 million in May 2001 in satisfaction of the judgment.

Other. As the Company has disclosed since 1994, a party has commenced legal proceedings in the United States against a number of U.S. manufacturing companies, including companies that have purchased systems from GSI Lumonics. The plaintiff in the proceedings has alleged that certain equipment used by these manufacturers infringes patents claimed to be held by the plaintiff. While the Company is not a defendant in any of the proceedings, several of the Company's customers have notified the Company that, if the party successfully pursues infringement claims against them, they may require the Company to indemnify them to the extent that any of their losses can be attributed to systems sold to them by the Company. The Company does not believe that the outcome of these claims will have a material adverse effect upon the Company, but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect upon the Company's financial condition or results of operations.

The Company is also subject to various legal proceedings and claims which arise in the ordinary course of business. GSI Lumonics does not believe that the outcome of these claims will have a material adverse effect upon the Company's financial conditions or result of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of the current executive officers of the Company as at March 16, 2002, and the principal occupations held by each person named for at least the past five years. Executive officers serve at the pleasure of the Board of Directors.

       Name          Age         Position with GSI Lumonics
       ----          ---         --------------------------
Charles D. Winston    61   President and Chief Executive Officer
Thomas R. Swain       56   Vice President, Finance and Chief Financial Officer
Eileen Casal          43   Vice President, General Counsel and Secretary
Linda Palmer          50   Vice President, Human Resources
Kurt A. Pelsue        50   Vice President, Technology
Felix I. Stukalin     40   Vice President, WavePrecision
Victor H. Woolley     60   Vice President, Strategic Planning

Charles D. Winston has served as Chief Executive Officer of GSI Lumonics since March 1999 and as President since November 1999. He previously served as President and Chief Executive Officer of General Scanning commencing in September 1988. Mr. Winston served as a Director of General Scanning from 1989 until the merger with Lumonics. Prior to joining General Scanning, from 1986 to 1988, Mr. Winston served as a management consultant. During 1986, Mr. Winston was an officer of Savin Corporation. From 1981 to 1985, he served as a Senior Vice President of Federal Express Corporation.

Thomas R. Swain has held his current position of Vice President and Chief Financial Officer since September 2000. He joined General Scanning in August 1996 with the acquisition of View Engineering and served as Vice President and General Manager until September 2000. Prior to the acquisition, Mr. Swain had served as President and Chief Executive Officer of View Engineering.

Eileen Casal joined GSI Lumonics as Vice President, General Counsel and Secretary in May of 2001. Ms. Casal served as Vice President, General Counsel and Secretary for Adero Inc. located in Boston, MA, from April 2000 to March 2001. From 1999 to 2000, Ms. Casal held the position of Vice President, General Counsel and Assistant Secretary for Teradyne, Inc. From 1986 until 1999, Ms. Casal held a number of legal positions at Stratus Computer including Vice President, General Counsel and Secretary.

Linda Palmer assumed her current role as Vice President, Human Resources in December 1999 having served as Vice President of Integration from March 1999. She had been General Scanning's Vice President of Human Resources beginning in 1996. Prior to that time, Ms. Palmer served as Director of Human Resources for Analog Devices.

Kurt A. Pelsue assumed his current position as Vice President, Technology in March 1999. He had served as Vice President, Corporate Engineering for General Scanning from 1997 to 1999. Prior to that time, Mr. Pelsue held numerous senior level engineering assignments within General Scanning. He joined General Scanning in 1976.

Felix I. Stukalin was appointed to his position as Vice President, WavePrecision in March 2000. Prior to that, Mr. Stukalin served as Vice President, Components. He joined General Scanning in 1994 as Director of Engineering for the Components Division and in 1999 was appointed General Manager of that Division.

Victor H. Woolley assumed his current role as Vice President, Strategic Planning in March 1999, having served as Chief Financial Officer, Treasurer and Clerk of General Scanning Inc. since August 1995. From 1986 to 1995, Mr. Woolley was Vice President and Chief Financial Officer of Sepracor Inc.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock, no par value, trades on The NASDAQ Stock Market(R) under the symbol GSLI and on The Toronto Stock Exchange under the symbol LSI. Prior to the 1999 merger, Lumonics' common stock was traded on The Toronto Stock Exchange under the symbol LUM beginning September 29, 1995. From May 1989 to September 28, 1995 Lumonics' common stock was not publicly traded.

The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported by The NASDAQ Stock Market(R) in U.S. dollars and The Toronto Stock Exchange in Canadian dollars.

                                               NASDAQ Stock Market(R)   Toronto Stock Exchange
                                                   Price Range               Price Range
                                                       US$                     Cdn$
                                                   High      Low            High      Low
                                                  ------    ------         ------    ------
Fiscal year 2001:
    First Quarter...........................      $13.31    $ 7.28         $20.00    $11.59
    Second Quarter..........................       11.01      6.69          16.75     10.68
    Third Quarter...........................        9.25      6.18          14.40      9.77
    Fourth Quarter..........................        8.90      6.58          14.16     10.28

Fiscal year 2000:
    First Quarter...........................      $29.38    $ 8.25         $40.00    $11.80
    Second Quarter..........................       36.00     11.75          53.75     18.50
    Third Quarter...........................       43.50     16.25          64.00     24.55
    Fourth Quarter..........................       17.06      7.00          26.00     10.75

Holders

On February 28, 2002, there were approximately 150 holders of record of Common Stock. Since many of the shares of Common Stock are registered in "nominee" or "street" names, the Company estimates that the total number of beneficial owners is considerably higher.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company currently intends to reinvest its earnings for use in the business and does not expect to pay cash dividends in the foreseeable future. Subject to the provisions of the Canada-US Income Tax Convention (the "Convention"), Canadian withholding tax at a rate of 25% will be payable on dividends paid or credited, or deemed to be paid or credited, by the Company to a US holder on the Company's common shares. Under the Convention, the withholding tax rate is reduced to 15%, or if the US holder is a corporation that owns 10% or more of the Company's voting stock, to 5%.

ITEM 6. SELECTED FINANCIAL DATA

This section presents our selected consolidated financial data prepared in accordance with U.S. GAAP for the five fiscal years ended December 31, 2001. The information set forth should be read carefully in conjunction with the consolidated financial statements, including the notes to the consolidated financial statements, and the management's discussion and analysis included in this report. The selected consolidated data in this section is not intended to replace the consolidated financial statements.

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

                                                                       Years ended December 31,
                                                       --------------------------------------------------------
                                                         2001        2000        1999        1998        1997
                                                       --------    --------    --------    --------    --------
                                                                (in thousands except per share amounts)
Consolidated Statement of Operations Data:
Sales ..............................................   $247,904    $373,864    $274,550    $144,192    $177,328
Gross profit .......................................     80,641     124,961      95,777      40,673      65,922
Operating expenses:
  Research and development .........................     25,634      33,931      28,700      12,985      11,993
  Selling, general and administrative ..............     68,674      80,949      64,653      38,191      37,591
  Amortization of purchased intangibles ............      5,226       4,851       4,070         861         400
  Acquired in-process research and development .....         --          --      14,830          --          --
  Restructuring and other, net .....................      2,782       7,196      19,631       2,022          --
                                                       --------    --------    --------    --------    --------
Income (loss) from operations ......................    (21,675)     (1,966)    (36,107)    (13,386)     15,938
  Other ............................................       (797)     77,009      (1,223)      2,210       1,048
                                                                   --------    --------    --------    --------
Income (loss) before income taxes ..................    (22,472)     75,043     (37,330)    (11,176)     16,986
Income tax provision (benefit) .....................     (7,774)     29,666      (2,556)     (3,260)      5,074
                                                       --------    --------    --------    --------    --------
Net income (loss) for the year .....................   $(14,698    $ 45,377    $(34,774)   $ (7,916)   $ 11,912
                                                       ========    ========    ========    ========    ========
Net income (loss) per common share:
  Basic ............................................   $  (0.36)   $   1.19    $  (1.14)   $  (0.46)   $   0.75
  Diluted ..........................................   $  (0.36)   $   1.13    $  (1.14)   $  (0.46)   $   0.72

Weighted average common shares outstanding (000s)...     40,351      38,187      30,442      17,079      15,989
Weighted average common shares outstanding and
  dilutive potential common shares (000s) ..........     40,351      40,000      30,442      17,079      16,454

                                                                            December 31,
                                                       ----------------------------------------------------
                                                         2001       2000       1999       1998       1997
                                                       --------   --------   --------   --------   --------
                                                                          (in thousands)
Balance Sheet Data:
Working capital.....................................   $224,787   $190,935   $103,727   $ 85,977   $110,895
Total assets........................................    336,687    434,949    289,722    159,642    189,180
Long-term liabilities, including current portion....      4,736      8,524      9,898      7,082      9,239
Total stockholders' equity..........................    282,330    289,267    171,730    120,757    133,623

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the consolidated financial statements and other financial information included in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. Please see the "Special Note Regarding Forward Looking Statements" elsewhere in this report.

Overview

We design, develop, manufacture and market laser-based advanced manufacturing systems and components as enabling tools for a wide range of high-technology applications, including computer-chip memory repair processing, wafer and die marking, inspection systems for solder paste and component placement on surface-mount ("SMT") printed circuits, via drilling of printed circuit boards, hybrid circuit trim and circuit trim on silicon. We also provide precision optics for Dense Wave Division Multiplexing ("DWDM") networks. Major markets for our products include the semiconductor, electronics, and telecommunications industries. In addition, we sell to other markets such as medical and aerospace.

As more fully described in note 2 to the consolidated financial statements, we completed a merger of equals with General Scanning, Inc. on March 22, 1999. The merger transaction has been accounted for as a purchase for accounting purposes and, accordingly, the operations of General Scanning, Inc. have been included in the consolidated financial statements from the date of merger.

Business Environment

During fiscal 2000, we accomplished the major portion of a strategic repositioning of the Company through a series of steps, including:

..    Divestitures and one acquisition;

..    Rationalization for excess capacity at our Rugby, United Kingdom facility and three leased facility locations in the United States and Germany; and

..    Restructuring of the Company's United Kingdom operation and worldwide distribution system related to high-power laser systems for certain automotive applications.

Continuing in fiscal 2001, we have divested certain product lines that were no longer strategic. These actions allowed us to redirect capital to opportunities in our strategic markets including semiconductor, electronics and telecommunications. We took specific actions to strengthen our position in our strategic markets:

..    Semiconductors. We introduced a new technology platform for memory repair, an application for our manufacturing systems. We estimate the annual market for memory repair systems is greater than $100 million. We currently have less than a 10% market share and are targeting a significant increase. In addition, we made a significant investment in new semiconductor processes and material technologies, such as 300 mm wafers, copper interconnects and chip-scale packaging.

..    Electronics. We worked towards enhancing our market position in printed circuit board manufacturing processes, including solder paste inspection, via drilling and thick film trimming by investing significantly in research and development. We believe that demand for products such as telecommunications equipment, cell phones and pagers will drive demand for our newly developed products. We are focusing our development efforts on new processes, such as embedded trim of passive components and on new applications, such as Bluetooth and other techniques for wireless data transfer.

..    Telecommunications. In early 2001, we formally organized our optics business unit under the name WavePrecision(TM). Currently, WavePrecision(TM) revenues are divided between the telecom, medical, aerospace and semiconductor industries. We advanced our product offerings from 100Ghz solid-state etalons to 50Ghz multicavity air-speed etalons for interleave and dispersion compensation. We have also begun work on tunable etalons for future DWDM applications.

Industrial lasers are generally used in the semiconductor and electronics industries, with a growing number of applications in other industries as well. In the long term, subject to market cycles, we expect capital equipment expenditures by the semiconductor and electronics industry, fueled by demand for computers, cellular phones, communications devices and consumer appliances, to stimulate demand for laser-based systems.

Several significant markets for our products have historically been subject to economic fluctuations due to the substantial capital investment required in the industries we serve. In the past, this has led to significant short-term over- or under-capacity in some markets, particularly in the semiconductor and electronics industries. Due to these fluctuations, our sales of systems for semiconductor and electronics applications declined, from $167 million in 2000 to $109 million in 2001. The current downturn in demand for capital equipment in our major markets is due to the downturn in general economic conditions, exacerbated by the events of September 11th, 2001, combined with our customers' current excess of manufacturing capacity and their customers' excess inventories of components. Historically, when the economy improves, excess inventories are consumed and excess capacity is absorbed, leading to renewed orders for capital equipment. According to IC Insights, an independent market research company, semiconductor capital equipment spending grew more than 80% in 2000 to over $50 billion only to contract by an expected 35% in 2001.

Results of Operations for Fiscal Years Ended December 31, 2001, 2000 and 1999

The following table sets forth items in the consolidated statement of operations as a percentage of sales for the periods indicated:

                                                       Year ended December 31,
                                                     --------------------------
                                                     2001      2000       1999
                                                     -----     -----     -----
Sales ............................................   100.0%    100.0%    100.0%
Cost of goods sold ...............................    67.5      66.6      65.1
                                                     -----     -----     -----
Gross profit .....................................    32.5      33.4      34.9
Research and development .........................    10.3       9.1      10.5
Selling, general and administrative ..............    27.7      21.6      23.5
Amortization of purchased intangibles ............     2.1       1.3       1.5
Acquired in-process research and development .....      --        --       5.4
Restructuring and other ..........................     1.1       1.9       7.2
                                                     -----     -----     -----
Loss from operations .............................    (8.7)     (0.5)    (13.2)
Gain (loss) on sale of assets and investments ....    (1.9)     20.5       0.6
Interest income, net .............................     1.6       0.9        --
Foreign exchange transaction gains (losses) ......    (0.1)     (0.8)     (1.0)
                                                     -----     -----     -----
Income (loss) before income taxes ................    (9.1)     20.1     (13.6)
Income tax provision (benefit) ...................    (3.2)      7.9      (0.9)
                                                     -----     -----     -----
Net income (loss) ................................    (5.9)%    12.2%    (12.7)%
                                                     =====     =====     =====

Sales by Market. The following table sets forth sales in millions of dollars to our primary markets for 2001, 2000 and 1999.

                                 2001                           2000                   1999
                      ---------------------------   ---------------------------   --------------
                                        Increase
                                       (decrease)                     Increase
                               % of       over               % of       over               % of
                       Sales   Total   prior year    Sales   Total   prior year    Sales   Total
                      ------   -----   ----------   ------   -----   ----------   ------   -----
Semiconductor .....   $ 67.2     27%      (21)%     $ 85.4     23%       148%     $ 34.5     13%
Electronics .......     41.9     17       (48)        81.2     22         20        67.9     25
Medical ...........     40.3     16       (28)        55.9     15         11        50.3     18
Components ........     25.5     10       (19)        31.3      8         17        26.8     10
Optics ............     17.6      7         9         16.2      4        145         6.6      2
Other .............     11.5      5       (78)        53.3     14          8        49.2     18
Parts and service..     43.9     18       (13)        50.6     14         29        39.3     14
                      ------    ---       ---       ------    ---        ---      ------    ---
Total .............   $247.9    100%      (34)%     $373.9    100%        36%     $274.6    100%
                      ======    ===       ===       ======    ===        ===      ======    ===

The substantial decline in sales for 2001 of 34% compared to 2000 was primarily due to the divestiture of certain product lines during 2000 and early 2001. This was coupled with a significant downturn in the markets we serve, especially in the semiconductor and electronics markets, and the impact of reduced and/or deferred capital spending by our customers in the continued economic slowdown. Following a period of strong economic conditions in 1999 and 2000, we saw tighter capital markets and a rapid and severe slowdown in the economy resulting in lower capital spending. The decline in bookings seems to have stabilized at a level of approximately $34 million for each of the last three quarters of 2001.

Semiconductor systems sales decreased by $18.2 million compared to 2000 and electronics systems sales decreased by $39.3 million due to the decline in market conditions since the middle of 2000. Sales to the medical market decreased by net $15.6 million from 2000 due primarily to the divestiture of the Life Sciences business offset by improvements in sales of imaging and printer products. Sales of components decreased by $5.8 million compared to 2000. Sales of optics increased by $1.4 million over 2000 due to additional sales from the acquisition of General Optics at the end of the third quarter of 2000, offset by a sharp decline in sales to the telecommunications market. Sales to the other markets (including aerospace, packaging and automotive) decreased by $41.8 million over 2000 due to the restructuring of the AM Series product line in Rugby, UK and sale of the package coding product line in Hull, UK. Parts and service sales decreased by $6.7 million from the same period of 2000 as a result of the divestiture of certain product lines.

Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: the United States; Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Revenues are attributed to these geographic areas on the basis of customer location. The following table shows sales in millions of dollars to each geographic region for 2001, 2000 and 1999.

                                       2001                           2000                   1999
                            ---------------------------   ---------------------------   --------------
                                              Decrease                      Increase
                                                over                          over
                                     % of       prior               % of      prior               % of
                             Sales   Total      year       Sales   Total      year       Sales   Total
                            ------   -----   ----------   ------   -----   ----------   ------   -----
United States ...........   $119.3     48%      (33)%     $177.8     48%       24%      $143.0    52%
Canada ..................     11.4      5       (44)        20.2      5        87         10.8     4
Latin and South America..      0.9     --       (84)         5.5      1       244          1.6    --
Europe ..................     50.7     20       (30)        72.0     19        10         65.3    24
Japan ...................     41.0     17       (30)        58.2     16        79         32.6    12
Asia-Pacific, other .....     24.6     10       (39)        40.2     11        89         21.3     8
                            ------    ---       ---       ------    ---       ---       ------   ---
Total ...................   $247.9    100%      (34)%     $373.9    100%       36%      $274.6   100%
                            ======    ===       ===       ======    ===       ===       ======   ===

The significant downturn in economic conditions in 2001, especially in the global semiconductor, electronics and telecom industries, has impacted sales in all of our geographic regions. This came after an economic recovery in Asia-Pacific and Japan during 2000 and strong recovery in all our geographic regions compared to 1999. Prior to 2000, Asia-Pacific and Japan was impacted by the 1997 economic downturn and financial crisis and the effects extended into 1998 and 1999. Beginning in 1999, financial conditions in Asia-Pacific and Japan began to improve and continued into 2000.

Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Backlog was $50 million at December 31, 2001, compared to a record $119 million at December 31, 2000 and $83 million at December 31, 1999, with over 40% in the semiconductor and electronics markets and 32% in the components market.

Gross Margin. Gross margin was 32.5% in 2001, 33.4% in 2000, and 34.9% in 1999. Gross margin in 2001 decreased compared to 2000 as a result of the economic downturn and fixed manufacturing and service overhead costs and inventory loss provisions that were not reflective of the lower sales volumes. Gross margin in 2000 was lower than 1999 due primarily to a write-off of AM Series inventory of $8.5 million in the fourth quarter of 2000 and higher warranty provisions related to restructuring of the Rugby operation and worldwide distribution system in automotive applications. The Company also evaluated other inventory at December 31, 2000 and increased obsolescence provisions by $10.5 million. Gross margin in 1999 was affected by increased sales of higher margin products, varying levels of capacity utilization at our manufacturing plants and warranty settlements on certain large custom systems and printers.

Research and Development Expenses. Research and Development (R&D) expenses, net of government assistance, for 2001 were 10.3% of sales or $25.6 million, compared to 9.1% of sales or $33.9 million in 2000 and 10.5% of sales or $28.7 million in 1999 (excluding the $14.8 million merger related in-process R&D charge). The decrease in 2001 reflects the impact of initiatives undertaken by us to focus our spending on key potential growth areas, as well as the divestitures of certain product lines in the second half of 2000 and Laserdyne and Custom Systems in 2001 in order to focus on our core technologies. During 2001 and 2000, R&D activities focused on products targeted at the electronics, semiconductor and telecommunications markets. During 1999, R&D activities focused on products targeted at the electronics, semiconductor, biotechnology, aerospace and automotive markets.

Selling, General and Administrative Expenses. Selling, General and Adminsitrative (SG&A) expenses decreased to $68.7 million or 27.7% of sales in 2001 compared to $80.9 million or 21.6% of sales in 2000. The quarterly spending rate was $3.5 million lower in the fourth quarter of 2001 compared to the first quarter, due to the impact of lower sales, divested product lines, cost reduction measures and mandatory factory shut down days. The impact of continued cost cutting efforts was offset by significant legal costs and expenses for the patent infringement lawsuit with Electro Scientific Industries, Inc. that was resolved in our favor and for the patent infringement lawsuit which the Company initiated against Rofin Baasel, Inc. (formerly AB Lasers, Inc.) and Carl Baasel Lasertechnik, GmbH. SG&A expenses are expected to further decline during 2002 as the impact of initiatives undertaken by us to streamline our business and reduce our cost structure are realized. In 1999, SG&A expenses were $64.7 million or 23.5% of sales due primarily to operating efficiencies realized from the merger with General Scanning, Inc. and increased sales.

Amortization of Purchased Intangibles. Amortization of purchased intangibles increased to $5.2 million in 2001 from $4.9 million in 2000 and $4.1 million in 1999 as a result of amortizing intangible assets acquired from the acquisition of General Optics. The increase from 2000 to 2001 was offset by a reduction in amortization due to the sale of Life Sciences in October 2000.

Acquired In-Process Research and Development Costs. During 1999, we wrote off $14.8 million of in-process research and development costs acquired in the 1999 merger with General Scanning.

Restructuring. As described in note 11 to the consolidated financial statements, we recorded restructuring charges in the years ended December 31, 2001, 2000 and 1999 as follows:

During the fourth quarter of fiscal 2001, a charge of $3.4 million was recorded to accrue employee severance of $0.9 million for approximately 35 employees at our Farmington Hills and Oxnard locations, leased facilities costs of $1.8 million associated with restructuring for excess capacity at five leased locations in the United States, Canada, and Germany and write-down of leasehold improvements and certain equipment of $0.7 million associated with the exiting of leased facilities.

During the fourth quarter of fiscal 2000, a charge of $12.5 million was recorded to accrue employee severance of $1.0 million for approximately 50 employees and other exit costs of $3.8 million for the Company's United Kingdom operation and worldwide distribution system related to high-power laser systems for certain automotive applications. Costs of $7.7 million associated with restructuring for excess capacity at three leased facility locations in the United States and Germany were also accrued. The Company also recorded a non-cash write-down of land and building in the United Kingdom of $2.0 million. Compensation expense of $0.6 million arising on the acceleration of options upon the sale of businesses during the year was also charged to restructuring. In addition, an inventory write-down to net realizable value of $8.5 million was recorded in cost of goods sold related to the high-power laser system product line. The Company recorded a reversal of $0.5 million in the fourth quarter of 2001 for costs that will not be incurred.

During the first quarter of fiscal 1999, a charge of $19.6 million was recorded to accrue employee severance of $5.6 million for approximately 130 employees, leased facility and related costs of $4.0 million associated with the closure of the plant in Oxnard, California and redundant facilities worldwide, and costs of $10.0 million associated with restructuring and integration of operations as a result of the merger with General Scanning, Inc. The Oxnard manufacturing operations shutdown was completed during December 1999. Other integration activities included exit costs for some product lines, reducing redundant resources worldwide, and abandoning redundant sales and service facilities. During 1999, actual costs for employee severance for some activities were less than estimated in the accrual due to redeployment of personnel and voluntary terminations and some facility exit costs and other integration costs have been less than originally estimated. These reductions were reflected in a $2.1 million reversal of restructuring charges during the three months ended December 31, 1999. Offsetting this reduction is an additional charge of $2.1 million for leased facilities costs in Oxnard, and other locations worldwide, additional employee severance costs worldwide, and other integration costs. The Company recorded a reversal of $5.0 million in the fourth quarter of 2000 for costs that will not be incurred.

Other. As more fully described in note 11 to the consolidated financial statements, during the fourth quarter of 2001, the Company recorded a reduction of purchased intangibles related to technologies no longer a part of the business in the amount of $1.8 million. During 2001, the Company recorded a benefit of $0.3 million related to royalties earned on the sale of the OLT precision alignment system product line and adjusted an accrual related to litigation with Electro Scientific Industries, Inc. and recorded a benefit of $1.6 million. On April 18, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the U.S. District Court for the Northern District of California in a patent infringement action filed by Electro Scientific Industries, Inc. See note 12 to the consolidated financial statements.

During 2000, the Company recorded a benefit of $0.2 million related to royalties earned on the sale of OLT precision alignment system product line and $2.7 million received for licensing some of the Company's technology.

Gain (loss) on Sale of Assets and Investments. During 2001, we sold our investment in shares of PerkinElmer, Inc. for a loss of $4.8 million. During 2000, we sold the net assets of the Life Sciences business for a non-operating gain of $73.1 million and the operating assets of other product lines including View Engineering metrology product line, fiber-optics operations in Phoenix, Arizona and package coding product line in Hull, UK for a net gain of $1.3 million. We also sold two facilities in the United States for a net gain of $2.4 million. During 1999, we sold the OLT precision alignment system product line.

Interest Income. Net interest income was $4.2 million in 2001 compared to $3.3 million in 2000 and $0.1 million in 1999. The increase in interest income in 2001 was due to an increased average cash and investment balance compared to 2000 and due to the sale of the Company's holding of PerkinElmer, Inc. stock and reinvestment of proceeds into short-term investments. The increase in net interest income in 2000 was due to the investment of proceeds received from the April 2000 offering of 4.3 million shares of Common Stock to the public at a price of $17 per share, for net proceeds of $70.1 million. Significant proceeds from the sale of assets also contributed to an increased average cash and investments balance compared to 1999.

Income Taxes. The effective tax rate for 2001 was 34.6% of income before taxes, compared to an effective tax rate of 39.5% for 2000 and recovery of 6.8% for 1999. Our tax rates in 2001 and 2000 reflect the fact that we do not recognize the tax benefit from losses in certain countries where future use of the losses is uncertain and other non-deductible costs. Our recovery rate in 1999 reflects the non-deductibility for tax purposes of acquired in-process research and development costs arising from the merger and the non-recognition of the tax benefit from losses in certain countries where future use of the losses is uncertain. In addition, our annual effective tax rate is generally less than the Canadian statutory tax rate as tax rates in many of the countries where we operate are lower than the Canadian statutory rate.

Net Income (Loss). As a result of the forgoing factors, net loss during 2001 was $14.7 million, compared with a net income of $45.4 million in 2000 and a net loss of $34.8 million in 1999.

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Revenue Recognition. We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, risk of loss has passed to the customer and collection of the resulting receivable is probable. We design, market and sell our products as standard configurations. Accordingly, customer acceptance provisions for standard configurations are generally based on seller-specified criteria, which we demonstrate prior to shipment. Revenue on new products is deferred until we have established a track record of customer acceptance on these new products. When customer-specified objective criteria exist, revenue is deferred until customer acceptance if we cannot demonstrate the system meets these specifications prior to shipment. Should management determine that these customer acceptance provisions are not met for certain future transactions, revenue recognized for any reporting period could be affected.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory. We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Sales volumes have been adversely impacted by the general economic downturn and the semiconductor industry downturn in particular, and inventory has been affected accordingly. We have been implementing a program to reduce our inventory to desired levels. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Warranties. We provide for the estimated costs of product warranties at the time revenue is recognized. Our estimate of costs to service the warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, revisions to the estimated warranty liability would be required.

Restructuring. During fiscal year 2001 and 2000, we recorded significant reserves in connection with our restructuring program. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The realization of these assets is based upon estimates of future taxable income. In preparing estimates of future taxable income, we used the same assumptions and projections used in our internal forecasts and we estimate the loss carry-forwards will be fully utilized prior to their expiration. Estimates of future earnings are based on an expected return to profitable operations commencing in the latter part of fiscal 2002. We expect to achieve this taxable income principally through cost reductions associated with our announced restructuring program and a return to normal revenue levels. Should the pretax book income and taxable income instead remain at 2001 levels, an additional valuation allowance would be required.

Intangible Assets. In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future operating results, cash flows, planned uses of technology and other factors to determine the fair value of the respective assets. During the fourth quarter of 2001, we determined that the carrying value of our intangible assets was no longer fully recoverable based on these factors. As a result, we recognized an impairment charge of $1.8 million. Our remaining technology has a post-impairment carrying value of approximately $19 million and we anticipate it will continue to be used for the foreseeable future. If these estimates or their related assumptions change in the future, we may require adjustments to the carrying value of the remaining assets.

Liquidity and Capital Resources

The Company used $10.9 million in cash during 2001 to close the year on December 31, 2001 with cash and cash equivalents of $103.0 million compared to $113.9 million at December 31, 2000 and $25.3 million at December 31, 1999. In addition, short-term investments were $43.5 million at December 31, 2001, an increase of $23.5 million from 2000.

At December 31, 2000, we held an investment in equity securities consisting of approximately 4.5 million shares, or 6.6%, of Packard BioScience Company ("Packard") common stock received on the sale of our Life Sciences business. This investment was classified as available-for-sale. These equity securities were subject to market fluctuations and, during the fourth quarter of fiscal year 2000 we recorded an unrealized loss of $8.3 million ($5.4 million after tax) as a separate component of accumulated other comprehensive income. On November 13, 2001, PerkinElmer, Inc. acquired Packard and we received 0.311 of a share of PerkinElmer, Inc. for each Packard share. On November 19, 2001, we sold our investment in PerkinElmer, Inc. and generated $38.5 million cash, as discussed in investing activities below. See "Divestitures" in note 2 of "Item 8
- Consolidated Financial Statements and Supplementary Data".

During 2001, we used $17.5 million in operating activities. Net income, after adjustment for non-cash items, generated cash of $12.8 million in 2001. Accounts receivable, inventories and other current assets generated a further $57.4 million, which was more than offset by current liabilities using $87.7 million. During 2000, we used $10.2 million in operating activities. The net loss, after adjustment for non-cash items, resulted in the use of cash of $19.9 million in 2000. Accounts receivable, inventories and other current assets used a further $28.4 million, which was more than offset by current liabilities providing $38.1 million. In 1999, we used $5.7 million to fund operations. The net loss of $34.8 million, after adjustment for non-cash items, resulted in the use of cash of $8.0 million in 1999. Accounts receivable used a further $14.4 million in cash offset by inventories, other current assets and current liabilities providing $16.7 million.

During 2001, investing activities provided $12.4 million, including $109.4 million of purchases and $85.8 million of maturities of short-term investments. We generated $38.5 million from the sale of our investment in Perkin Elmer Inc. and $7.3 million from the sale of our Laserdyne and Custom Systems product lines to Laserdyne Prima (see note 2 to the consolidated financial statements for details of both transactions). Investment in property, plant and equipment used $8.6 million in cash and other assets used $1.2 million. During 2000, investing activities provided $35.8 million, including $57.7 million of purchases and $45.0 million of maturities of short-term investments. We generated $65.0 million from the sale of business assets and invested $10.1 million in property, plant and equipment. The acquisition of General Optics used $7.1 million in cash. During 1999, we used $0.9 million in investing activities, including $7.3 million of purchases and $8.2 million of maturities of short-term investments. We generated $3.9 million from the sale of business assets and invested $6.2 million in property, plant and equipment.

At the date of merger, General Scanning, Inc. added $4.7 million in cash and cash equivalents, offset by merger costs of $3.3 million.

Cash flow used in financing activities was $6.3 million for the year ended December 31, 2001 compared to $62.8 million that was provided by financing activities for the year ended December 31, 2000 and $5.3 million provided by financing activities in 1999. We made net repayments of bank indebtedness of $4.1 million and a scheduled payment of $4.0 million on long-term debt. This was partially offset by $1.8 million received from the exercise of stock options and issuance of shares under the employee stock purchase plan. The net increase in cash in 2000 relates primarily to $68.3 million net proceeds received from a public offering of 4.3 million common shares, $8.7 million raised from the exercise of stock options and decrease in bank indebtedness and long-term debt of $14.2 million. The increase in cash in 1999 relates primarily to a $7.5 million increase in bank indebtedness less $2.6 million of payments of long-term debt.

We have a line of credit at December 31, 2001 of approximately $32.4 million that is denominated in Canadian dollars, US dollars, British Sterling and Japanese Yen. Our line of credit available for general purposes is $32.4 million. As at December 31, 2001, there was an outstanding balance of approximately $6.2 million under our line of credit and outstanding letters of credit and other discretionary lines of $4.9 million. The line of credit is due on demand and bears interest based on prime, which resulted in an effective average rate of 1.68% for fiscal 2001. The line of credit expires on various dates: $18.7 million in March 2002, $13.2 million in May 2002 and $500 thousand in August 2002. Borrowings are limited to the sum of eligible accounts receivable under 90 days and North American inventories. Accounts receivable and inventories have been pledged as collateral for the bank indebtedness under general security agreements. At December 31, 2001, we had availability under the line of credit amounting to $21.3 million. The line of credit requires annual payment of an undisbursed revolving commitment fee equal to .125% of the unutilized available balance. The borrowings require, among other things, our Company to maintain specified financial ratios, such as minimum EBITDA, limitation of capital expenditures not greater than $20 million per year and seek consent of the bank for payment of dividends, acquisitions and divestitures. As of December 31, 2001, our Company was in breach of one of the financial covenants, the interest coverage ratio, for which no borrowings were made under the facility. The bank issued a waiver of this non-compliance, which would allow us to draw on the line of credit if needed.

We believe that existing cash balances, together with cash generated from operations and available bank lines of credit, will be sufficient to satisfy anticipated cash needs to fund working capital and investments in facilities and equipment for the next two years. We are not aware of any events that could trigger a significant cash payment, except for items already accrued in the financial statements.

The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on liquidity and cash flow in future years.

Contractual Obligations                                    Payments Due by Period
($000s)                                 Total    1st Year   2 - 3 Years   4 - 5 Years   After 5 Years
                                       -------   --------   -----------   -----------   -------------
Long-term debt (1) .................   $ 2,654   $ 2,654
Operating leases (2) ...............    17,185     4,442       $5,588        $3,424        $3,731
Unconditional purchase obligations..    13,453    13,453           --            --            --
Other long-term obligations ........     2,263       183          363           356         1,361
                                       -------   -------       ------        ------        ------
Total Contractual Cash Obligations..   $35,555   $20,732       $5,951        $3,780        $5,092
                                       =======   =======       ======        ======        ======

(1)  See note 5 to the consolidated financial statements.

(2)  See note 12 to the consolidated financial statements.

We lease certain equipment and facilities under operating lease agreements that expire through 2013. At the end of the initial lease term, two of these leases provide for a residual value guarantee of $16 million, which may become payable by the Company upon the termination of the transaction, or the Company may exercise its option to purchase the facilities for $19 million. Upon termination of the leases, we expect the fair market value of the leased properties to reduce substantially the payment under the residual value guarantees and, during the fourth quarter of fiscal 2000, we took a charge of $6 million associated with restructuring for excess capacity at the two leased facility locations, including the estimated residual value guarantees. The total expected value of the buildings at the end of the leases may vary, depending on whether or not the buildings are leased at time of sale and whether the buildings are sold to a buyer/owner or to an investor. The Company will incur other costs such as lease and sales commissions. If market values for the two facilities were to decrease by 10%, our required provision would change by approximately $1 million. The lease agreements require, among other things, the Company to maintain specified quarterly financial ratios and conditions. As at December 31, 2001, the Company was in breach of the fixed charge coverage ratio and the lessor has provided a waiver of this non-compliance.

Related Party Transactions

We recorded sales revenue from Sumitomo Heavy Industries, Ltd., a significant shareholder, of $4.2 million in the year ended December 31, 2001 at amounts and terms approximately equivalent to third party transactions. Transactions with Sumitomo are at normal trade terms. Receivables from Sumitomo of $0.6 million and $1.8 million as December 31, 2001 and 2000, respectively, are included in accounts receivable on our balance sheet.

As described in note 10 to the consolidated financial statements, in January of 2001, the Company made an investment of $2.0 million in a technology fund, managed by OpNet Partners, L.P. On January 16, 2002, the Company was notified by OpNet Partners that sixty-five percent (65%) of the Company's capital balance on December 31, 2001, which was approximately $1.3 million was to be distributed to the Company. The remaining investment made by the Company continues to be maintained in OpNet Partners private investment portfolio. Richard B. Black, a member of the Company's Board of Directors, is a General Partner for OpNet Partners, L.P. The Company made this investment to enhance its exposure to the optical network market, the market in which WavePrecision operates.

On February 23, 2000, the Company entered into an Agreement with V2Air LLC relating to the use of the LLC aircraft for Company business purposes. The V2Air LLC is owned by the Company's President and Chief Executive Officer, Charles D. Winston. Pursuant to the terms of the Agreement, the Company is required to reimburse the V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the most recently completed fiscal year, the Company reimbursed V2Air LLC approximately $150 thousand under the terms of such Agreement.

Recent pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations". SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Upon adoption of SFAS 141, we will have no goodwill to amortize. We expect assembled workforce with an original cost of $3.4 million and a net carrying value of $2.0 million at December 31, 2001 to be reallocated to other remaining long-lived assets arising on the merger with General Scanning, Inc. in 1999. We expect the adoption of SFAS 141 will not have a material impact on our financial position or cash flows and will accelerate amortization by $0.6 million per year for the next two years and reduce amortization thereafter.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS 142 is effective for our fiscal year beginning January 1, 2002. The adoption of SFAS 142 will not have a material impact on our financial position, results of operations or cash flows.

Outlook

The financial results for 2001 are in line with previously announced guidance. Overall weakness in the economic environment, as well as specific markets we serve, caused our business to remain flat in the fourth quarter of this year. As we enter the new year, we continue to focus our resources on new product development, centered around new process technologies, which we believe will drive our business in the future. We anticipate sales will remain relatively flat for the first half of fiscal 2002. We expect losses to decline as we feel the positive impact from previously announced restructuring and operating charges taken in the second half of 2001. We expect that during the first half of the current year, gross margins will improve as a result of plant consolidations and product mix, and operating expenses will decline compared to levels experienced in fiscal 2001.

Risk Factors

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

Quarterly Fluctuations in Operations. We derive a substantial portion of our sales from products that have a high average selling price and significant lead times between the initial order and delivery of the product. The timing and recognition of sales from customer orders can cause significant fluctuations in our operating results from quarter to quarter. Gross margins realized on product sales vary depending upon a variety of factors, including production volumes, the mix of products sold during a particular period, negotiated selling prices, the timing of new product introductions and enhancements and manufacturing costs. A delay in a shipment, or failure to meet our revenue recognition criteria, near the end of a fiscal quarter or year, due, for example, to rescheduling or cancellations by customers or to unexpected difficulties experienced by us, may cause sales in a particular period to fall significantly below our expectations and may materially adversely affect our operations for that period. Our inability to adjust spending quickly enough to compensate for any sales shortfall would magnify the adverse impact of that sales shortfall on our results of operations. In addition, announcements of new products and technologies by either us or by our competitors could cause customers to defer purchases of our existing systems, which could negatively impact our earnings and our financial position. As a result of these factors, our results of operations for any quarter are not necessarily indicative of results to be expected in future periods. Our future operating results may be affected by various trends and factors that must be managed in order to achieve favorable operating results.

Proprietary Rights; Infringement Claims. If we cannot protect or lawfully use our proprietary technology, we may not be able to compete successfully. We protect our intellectual property through patent filings, confidentiality agreements and the like. However, these methods of protection are uncertain and costly. In addition, we may face allegations that we are violating the intellectual property rights of third parties. These types of allegations are common in the industry. Claims or litigation could seriously harm our business or require us to incur significant costs whether or not such claims are substantiated in the courts. We are subject to litigation from time to time, some of which is material to our business. If, in any of these actions, there is a final adverse ruling against us, it could seriously harm our business and have a material adverse effect on our operating results and financial condition, as well as having a significant negative impact on our liquidity. Among other things, we are currently subject to the claims and actions referred to in note 12 to the consolidated financial statements in this report.

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

Dependence on limited source suppliers. We depend on limited source suppliers that could cause substantial manufacturing delays and additional cost if a disruption of supply occurs. We obtain some components from a single source. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products. If suppliers or subcontractors experience difficulties that result in a reduction or interruption in supply to us, or fail to meet any of our manufacturing requirements, our business would be harmed until we are able to secure alternative sources. These components and manufacturing services may not continue to be available to us at favorable prices, if at all.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments and debt obligations. As described in note 13 to the consolidated financial statements, at December 31, 2001, the Company had $79.8 million invested in cash equivalents and $43.5 million invested in short-term investments. Due to the average maturities and the nature of the investment portfolio, a change in interest rates is not expected to have a material effect on the value of the portfolio. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

Foreign Currency Risk. We have substantial sales and expenses and working capital in currencies other than U.S. dollars. As a result, we have exposure to foreign exchange fluctuations, which may be material. To reduce the Company's exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. We have a foreign currency hedging program using currency forwards and currency options to hedge exposure to foreign currencies. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. We do not currently use currency forwards or currency options for trading purposes. As of December 31, 2001, we had eight foreign exchange forward contracts to purchase $17.8 million U.S. dollars and one foreign exchange option contract to purchase $6.5 million U.S. dollars with an aggregate fair value gain of $0.8 million recorded in accumulated other comprehensive income and maturing at varying dates in 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                GSI LUMONICS INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AUDITORS' REPORT........................................................   28
CONSOLIDATED BALANCE SHEETS.............................................   29
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.........................   30
CONSOLIDATED STATEMENTS OF OPERATIONS...................................   31
CONSOLIDATED STATEMENTS OF CASH FLOWS...................................   32
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................   33

                                AUDITORS' REPORT

To the Stockholders of
GSI Lumonics Inc.

We have audited the consolidated balance sheets of GSI Lumonics Inc. as of December 31, 2001 and 2000 and the consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. Our audits also included the financial statement schedule listed at Item 14 of this Form 10-K Annual Report. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in accordance with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The Company changed its method of accounting for derivative instruments and hedging activities in 2001, as described in note 1.

On February 15, 2002, we reported without reservation to the shareholders on the Company's consolidated financial statements prepared in accordance with Canadian generally accepted accounting principles.

Ottawa, Canada,                                            ERNST & YOUNG LLP
February 15, 2002                                          Chartered Accountants

                                GSI LUMONICS INC.
                           CONSOLIDATED BALANCE SHEETS
       (U.S. GAAP and in thousands of U.S. dollars, except share amounts)

                                                                             As of December 31,
                                                                            --------------------
                                                                              2001        2000
                                                                            --------    --------
                                      ASSETS
Current
   Cash and cash equivalents (note 13) ..................................   $102,959    $113,858
   Short-term investments (note 13) .....................................     43,541      20,020
   Accounts receivable, less allowance of $3,034
     (2000 - $2,758) (notes 4 and 10) ...................................     39,919      88,991
   Income taxes receivable ..............................................      9,224          --
   Inventories (notes 3 and 4) ..........................................     57,794      77,906
   Deferred tax assets (note 9) .........................................     15,097      25,615
   Other current assets (note 3) ........................................      8,528       5,465
                                                                            --------    --------
      Total current assets ..............................................    277,062     331,855
Property, plant and equipment, net of accumulated depreciation of $20,575
   (2000 - $23,961) (note 3) ............................................     32,482      33,368
Deferred tax assets (note 9) ............................................      6,537       6,253
Other assets (note 3) ...................................................      1,539      37,398
Intangible assets, net of amortization of $11,857
   (2000 - $11,363) .....................................................     19,067      26,075
                                                                            --------    --------
                                                                            $336,687    $434,949
                                                                            ========    ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current
   Bank indebtedness (note 4) ...........................................   $  6,171    $ 11,414
   Accounts payable .....................................................     10,839      30,030
   Accrued compensation and benefits ....................................      7,515      12,797
   Income taxes payable .................................................         --      32,489
   Other accrued expenses ...............................................     25,096      50,428
   Current portion of long-term debt (note 5) ...........................      2,654       3,762
                                                                            --------    --------
       Total current liabilities ........................................     52,275     140,920
Long-term debt due after one year (note 5) ..............................         --       2,654
Deferred compensation (note 6) ..........................................      2,082       2,108
                                                                            --------    --------
       Total liabilities ................................................     54,357     145,682
Commitments and contingencies (note 12)
Stockholders' equity (note 7)
   Common shares, no par value; Authorized shares: unlimited; Issued and
   outstanding: 40,556,130 (2000 - 40,162,608) ..........................    303,504     301,667
   Additional paid-in capital ...........................................      2,592         759
   Retained earnings (deficit) ..........................................    (13,546)      1,152
   Accumulated other comprehensive loss .................................    (10,220)    (14,311)
                                                                            --------    --------
       Total stockholders' equity .......................................    282,330     289,267
                                                                            --------    --------
                                                                            $336,687    $434,949
                                                                            ========    ========

    The accompanying notes are an integral part of these financial statements

                                GSI LUMONICS INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       (U.S. GAAP and in thousands of U.S. dollars, except share amounts)

                                                                                            Accumulated
                                                Capital Stock     Additional   Retained       Other
                                             ------------------    Paid-In-    Earnings    Comprehensive   Comprehensive
                                             #Shares    Amount      Capital    (Deficit)   Income (Loss)    Income(Loss)    Total
                                             -------   --------   ----------   ---------   -------------   -------------   --------
                                             (000's)
Balance, December 31, 1998 ...............   17,056    $138,871                $ (9,451)     $ (8,663)                     $120,757
Net loss .................................                                      (34,774)                     $ (34,774)     (34,774)
Issuance of capital stock
  --merger with General Scanning, Inc.....   17,079      83,528                                                              83,528
  --stock options ........................      164         466                                                                 466
Foreign currency translation adjustments .                                                      1,753            1,753        1,753
                                             --------------------------------------------------------------------------------------
Balance, December 31, 1999 ...............   34,299     222,865                 (44,225)       (6,910)         (33,021)     171,730
                                                                                                             =========
Net income ...............................                                       45,377                         45,377       45,377
Issuance of capital stock
  --public offering ......................    4,300      70,137                                                              70,137
  --stock options ........................    1,564       8,665                                                               8,665
Unrealized loss on equity securities,
   net of tax of $2,905 ..................                                                     (5,395)          (5,395)      (5,395)
Compensation expense .....................                         $    759                                                     759
Foreign currency translation adjustments .                                                     (2,006)          (2,006)      (2,006)
                                             --------------------------------------------------------------------------------------
Balance, December 31, 2000 ...............   40,163     301,667         759       1,152       (14,311)          37,976      289,267
                                                                                                             =========
Net loss .................................                                      (14,698)                       (14,698)     (14,698)
Issuance of capital stock
   stock options .........................      344       1,503                                                               1,503
   employee stock purchase plan ..........       51         334                                                                 334
Other ....................................       (2)         --                                                                  --
Tax benefit associated with stock options                             1,433                                                   1,433
Cumulative effect of change in accounting
  policy for cash flow hedges ............                                                       (164)            (164)        (164)
Realized loss on derivative instruments
   designated and qualifying
   as foreign currency cash flow hedging
   instruments, net of tax of $0 .........                                                        164              164          164
Unrealized gain on cash flow hedging
instruments,net of tax of $567 ...........                                                        793              793          793
Unrealized gain on equity securities,
   net of tax of $1,221 ..................                                                      2,269            2,269        2,269
Reclassification adjustment for loss on
   sale of equity securities,
   net of tax of $1,683 ..................                                                      3,126            3,126        3,126
Translation loss on liquidation of a
   subsidiary, net of tax of $0 ..........                                                        723              723          723
Stock-based compensation .................                              400                                                     400
Foreign currency translation adjustments .                                                     (2,820)          (2,820)      (2,820)
                                             --------------------------------------------------------------------------------------
Balance, December 31, 2001 ...............   40,556    $303,504    $  2,592    $(13,546)     $(10,220)       $ (10,607)    $282,330
                                             ======================================================================================

    The accompanying notes are an integral part of these financial statements

                                GSI LUMONICS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       (U.S. GAAP and in thousands of U.S. dollars, except share amounts)

                                                                           Year ended December 31,
                                                                     -----------------------------------
                                                                       2001          2000        1999
                                                                     ---------    ---------    ---------
Sales ...........................................................    $ 247,904    $ 373,864    $ 274,550

Cost of goods sold (note 11) ....................................      167,263      248,903      178,773
                                                                     ---------    ---------    ---------
Gross profit ....................................................       80,641      124,961       95,777

Operating expenses:
     Research and development ...................................       25,634       33,931       28,700
     Selling, general and administrative ........................       68,674       80,949       64,653
     Amortization of purchased intangibles ......................        5,226        4,851        4,070
     Acquired in-process research and development (note 2) ......           --           --       14,830
     Restructuring and other, net (note 11) .....................        2,782        7,196       19,631
                                                                     ---------    ---------    ---------
Loss from operations ............................................      (21,675)      (1,966)     (36,107)

     Gain (loss) on sale of assets and investments (note 2) .....       (4,809)      76,786        1,599
     Interest income, net .......................................        4,187        3,345           89
     Foreign exchange transaction losses ........................         (175)      (3,122)      (2,911)
                                                                     ---------    ---------    ---------
Income (loss) before income taxes ...............................      (22,472)      75,043      (37,330)

Income tax provision (benefit) (note 9) .........................       (7,774)      29,666       (2,556)
                                                                     ---------    ---------    ---------
Net income (loss) ...............................................    $ (14,698)   $  45,377    $ (34,774)
                                                                     =========    =========    =========

Net income (loss) per common share:
     Basic ......................................................    $   (0.36)   $    1.19    $   (1.14)

     Diluted ....................................................    $   (0.36)   $    1.13    $   (1.14)

Weighted average common shares outstanding (000's) ..............       40,351       38,187       30,442
Weighted average common shares outstanding and dilutive
     potential common shares (000's) ............................       40,351       40,000       30,442

    The accompanying notes are an integral part of these financial statements

                                GSI LUMONICS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (U.S. GAAP and in thousands of U.S. dollars)

                                                                                  Year ended December 31,
                                                                            ----------------------------------
                                                                               2001         2000        1999
                                                                            ---------    ---------    --------
Cash flows from operating activities:
Net income (loss) for the year .........................................    $ (14,698)   $  45,377    $(34,774)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Acquired in-process research and development ......................           --           --      14,830
     Loss (gain) on sale of assets and investments .....................        5,267      (76,786)     (1,599)
     Translation loss on liquidation of a subsidiary ...................          723           --          --
     Stock-based compensation ..........................................          400          759          --
     Reduction of long-lived assets ....................................        2,483        2,137          --
     Depreciation and amortization .....................................       11,918       12,172      15,177
     Deferred income taxes .............................................        6,688       (3,613)     (1,704)
Changes in current assets and liabilities:
     Accounts receivable ...............................................       47,083      (14,061)    (14,448)
     Inventories .......................................................        8,917      (13,506)      6,084
     Other current assets ..............................................        1,403         (844)      4,540
     Accounts payable, accruals, and taxes (receivable) payable ........       38,145      (87,662)      6,151
                                                                            ---------    ---------    --------
Cash used in operating activities ......................................      (17,478)     (10,220)     (5,743)
                                                                            ---------    ---------    --------

Cash flows from investing activities:
     Merger with General Scanning, Inc. (note 2) .......................           --           --       1,451
     Acquisition of businesses, net of cash acquired (note 2) ..........           --       (7,138)       (336)
     Sale of assets and investments ....................................       45,822       64,962       3,940
     Additions to property, plant and equipment ........................       (8,639)     (10,142)     (6,219)
     Maturity of short-term investments ................................       85,834       45,031       8,208
     Purchase of short-term investments ................................     (109,355)     (57,710)     (7,342)
     Decrease (increase) in other assets ...............................       (1,219)         838        (609)
                                                                            ---------    ---------    --------
Cash provided by (used in) investing activities ........................       12,443       35,841        (907)
                                                                            ---------    ---------    --------

Cash flows from financing activities:
     Proceeds (payments) of bank indebtedness ..........................       (4,117)     (10,131)      7,502
     Repayment of long-term debt .......................................       (4,000)      (4,114)     (2,617)
     Issue of share capital (net of issue costs) .......................        1,837       76,986         466
                                                                            ---------    ---------    --------
Cash provided by (used in) financing activities ........................       (6,280)      62,741       5,351
Effect of exchange rates on cash and cash equivalents ..................          416          224       2,342
                                                                            ---------    ---------    --------
Increase (decrease) in cash and cash equivalents .......................      (10,899)      88,586       1,043
Cash and cash equivalents, beginning of year ...........................      113,858       25,272      24,229
                                                                            ---------    ---------    --------
Cash and cash equivalents, end of year .................................    $ 102,959    $ 113,858    $ 25,272
                                                                            =========    =========    ========

    The accompanying notes are an integral part of these financial statements

                                GSI LUMONICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             As of December 31, 2001
    (U.S. GAAP and tabular amounts in thousands of U.S. dollars except share amounts)

1.   Significant Accounting Policies

Nature of operations

GSI Lumonics Inc. designs, develops, manufactures and markets laser-based advanced manufacturing systems and components as enabling tools for a wide range of high-technology applications, including computer-chip memory repair processing, wafer and die marking, inspection systems for solder paste and component placement on surface-mount printed circuits, via drilling of printed circuit boards, hybrid circuit trim and circuit trim on silicon. The Company also provides precision optics for Dense Wave Division Multiplexing networks. Major markets for its products include the semiconductor, electronics and telecommunications industries. In addition, the Company sells to other markets such as medical and aerospace. The Company's principal markets are in the United States, Canada, Europe, Japan and Asia-Pacific.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates.

Cash equivalents

Cash equivalents are investments held to maturity with original maturities of three months or less. Cash equivalents, consisting principally of commercial paper, short-term corporate debt, and banker's acceptances, are stated at amortized cost. The Company does not believe it is exposed to any significant credit risk on its cash equivalents.

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

Property, plant and equipment

Property, plant and equipment are stated at cost and the declining-balance and straight-line methods are used to determine depreciation and amortization over estimated useful lives. Estimated useful lives for buildings and improvements range from 5 to 39 years and for machinery and equipment from 3 to 15 years. Leasehold improvements are amortized over the lesser of their useful lives or the lease term, including option periods expected to be utilized.

Intangible assets

Purchased intangibles include assembled workforce, trademarks and trade names and are amortized on a straight-line basis over periods from two to ten years from the date of acquisition. Patents and purchased technology are stated at cost and are amortized on a straight-line basis over the expected life of the asset, up to 17 years.

Impairment of long-lived assets

When events and circumstances warrant a review, the Company evaluates the carrying values of long-lived assets and purchased intangibles in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). The carrying value of a long-lived asset and purchased intangible is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined using anticipated discounted cash flows.

Revenue recognition

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, risk of loss has passed to the customer and collection of the resulting receivable is probable. We design, market and sell our products as standard configurations. Accordingly, customer acceptance provisions for standard configurations are generally based on seller-specified criteria, which we demonstrate prior to shipment. Revenue on new products is deferred until we have established a track record of customer acceptance on these new products. When customer-specified objective criteria exist, revenue is deferred until customer acceptance if we cannot demonstrate the system meets these specifications prior to shipment. The Company recognizes installation revenue when installation has been completed.

Revenue associated with service or maintenance contracts is recognized ratably over the life of the contract, which is generally one year.

Product Warranty

We generally warrant our systems for a period of up to 12 months for material and labor to repair and service the system. A provision for the estimated cost related to warranty is recorded at the time revenue is recognized.

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

Derivative financial instruments

As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which was issued in June 1998 and its amendments, Statements 137 and 138, issued in June 1999 and June 2000, respectively.

As a result, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in fair values of derivatives not qualifying as hedges are reported in income.

The Company accounted for the accounting change as a cumulative effect of a change in accounting principle. The Company recorded a transition adjustment loss of $164 thousand in other comprehensive income as a result of adopting SFAS
133. The loss was recognized in earnings during the period ended March 30, 2001, and at that time the underlying hedged transactions were realized.

Prior to January 1, 2001, the Company used foreign exchange contracts and interest rate swap contracts for hedging purposes. For foreign currency forward contracts hedging firm commitments, the effects of movements in currency exchange rates on those instruments were recognized when the related operating revenue was recognized. The discounts or premiums on the instruments were amortized to income over the lives of the contracts using the straight-line method. Realized gains and losses were included in other assets and liabilities and recognized in income when the future transaction occurred or at the time the transaction was no longer expected to occur. For interest rate swap contracts, payments and receipts under such contracts were recognized as adjustments to interest expense on a basis that matched them with the fluctuations in the interest receipts and payments under floating rate financial assets and liabilities. Unrealized gains or losses on interest rate swap contracts were not recognized in income.

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

Recent pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations (SFAS 141). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Upon adoption of SFAS 141, we will have no goodwill to amortize. We expect assembled workforce with an original cost of $3.4 million and a net carrying value of $2.0 million at December 31, 2001 to be reallocated to other remaining long-lived assets arising on the merger with General Scanning, Inc. in 1999. We expect the adoption of SFAS 141 will not have a material impact on our financial position or cash flows and will accelerate amortization by $0.6 million per year for the next two years and reduce amortization thereafter.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS 142 is effective for our fiscal year beginning January 1, 2002. The adoption of SFAS 142 will not have a material impact on our financial position, results of operations or cash flows.

Comparative amounts

Certain comparative amounts have been reclassified to conform to the presentation of the 2001 financial statements.

2.   Business Combinations and Divestitures

Purchases

On September 21, 2000, the Company acquired all outstanding shares of General Optics, Inc. ("General Optics"), a privately held precision optics company located in Moorpark, California. The purchase price of $13.5 million was comprised of cash of $6.9 million paid on closing, note payable valued at $6.4 million, discounted at an imputed interest rate of 6.23%, and costs of acquisition of $0.2 million. The note payable is being settled in two installments, due September 21, 2001 and 2002. The transaction has been accounted for as a purchase and, accordingly, the operations of General Optics have been included in the consolidated financial statements from the date of acquisition. The excess of fair value of net identifiable tangible assets acquired over the purchase price was recorded as acquired technology to be amortized over its estimated useful life of 10 years. Results of operations would not have changed materially for 1999 or 2000 if General Optics had been acquired on January 1, 1999 and 2000, respectively.

On October 4, 1999, the Company acquired all outstanding shares of Lumonics Pacific KK, a subsidiary of Sumitomo Heavy Industries Ltd. of Tokyo, Japan. The purchase price was comprised of $0.4 million cash paid on closing and debt of $0.9 million, settled in two equal installments during 2000. This transaction has been accounted for as a purchase and the operations of Lumonics Pacific KK have been included in the consolidated financial statements from the date of acquisition.

On March 22, 1999, the Company completed a merger of equals with General Scanning, Inc. ("General Scanning"), Watertown, Massachusetts, a leading manufacturer of laser systems and components, and printers. General Scanning shareholders received 1.347 shares of common stock in the Company in exchange for each common share of General Scanning they held. Lumonics shareholders continued to hold shares of Lumonics Inc., which, following the merger, was renamed GSI Lumonics Inc. Immediately following the merger, each group of shareholders owned approximately 50% of the outstanding shares of the Company. The merger transaction has been accounted for as a purchase and, accordingly, the operations of General Scanning have been included in the consolidated financial statements from the date of merger. The aggregate purchase price of $84 million was allocated to General Scanning's net identifiable assets, based on estimated fair values. The Company recorded a one-time charge of $14.8 million in 1999 for purchased in-process research and development related to thirty in-process projects. The following unaudited pro forma results of operations have been prepared using the purchase method of accounting as if the merger had occurred at the beginning of each fiscal period.

                                                             Pro forma combined
                                                                (unaudited)
                                                                 Year ended
                                                             December 31, 1999
                                                             ------------------
Sales ...................................................        $ 295,009
Net loss ................................................        $ (41,726)
Net loss per common share:
   Basic ................................................        $   (1.22)
   Diluted ..............................................        $   (1.22)
Weighted average common shares outstanding ..............           34,177

Divestitures

On April 2, 2001, the Company completed the sale of operating assets of the Laserdyne and Custom Systems product lines without a gain for proceeds of approximately $8.6 million. Sales for these product lines were $3 million and $24.3 million for the years ended December 31, 2001 and December 31, 2000, respectively.

On October 1, 2000, the Company sold the net assets of its Life Sciences business to Packard BioScience Company ("Packard") for $39.3 million in cash and approximately 4.5 million shares of Packard common stock valued at $43.3 million based on an independent valuation of the stock at the date of closing. The Life Sciences business comprised working capital of approximately $3.5 million and fixed and other intangible assets of approximately $1.2 million. The Company recorded a non-operating gain of $73.1 million ($47.3 million after tax), or $1.24 per share, as a result of this transaction. Sales for the Life Sciences business for the nine months ended September 30, 2000 were $13.1 million and for the year ended December 31, 1999 were $13.8 million. On November 13, 2001, Packard was acquired by PerkinElmer, Inc. As a result, the shares of Packard owned by GSI Lumonics were converted into the right to receive 0.311 of a share of PerkinElmer, Inc. at the quoted market value of $27.285 per share. The Company sold these shares on November 19, 2001 for proceeds of $38.5 million and recorded a loss of $4.8 million.

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

In December 1999, the Company sold the OLT precision alignment system product line to Virtek Vision International Inc. (Virtek) of Waterloo, Ontario for $2.4 million cash and a 10% royalty on Virtek's sales of these systems to the aerospace industry for three years (see note 11). GSI Lumonics recorded a net gain of $0.7 million on this transaction.

3.   Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as at December 31:

Inventories

                                                             2001       2000
                                                            -------    -------
Raw materials ......................................        $29,779    $42,468
Work-in-process ....................................          8,028     11,083
Finished goods .....................................         12,918     15,392
Demo inventory .....................................          7,069      8,963
                                                            -------    -------
     Total inventories .............................        $57,794    $77,906
                                                            =======    =======

Property, Plant and Equipment, net

                                                              2001       2000
                                                            --------   --------
Cost:
Land, buildings and improvements ...................        $ 18,167   $ 20,738
Machinery and equipment ............................          34,890     36,591
                                                            --------   --------
     Total cost ....................................          53,057     57,329
Accumulated depreciation ...........................         (20,575)   (23,961)
                                                            --------   --------
     Net property, plant and equipment .............        $ 32,482   $ 33,368
                                                            ========   ========

During the quarter ended December 31, 2000, the Company reviewed the recoverability of its long-lived assets on the basis set out in note 1 and recorded a write-down of $2.0 million to land and buildings used in automotive applications (see note 11).

Other Assets

                                                             2001      2000
                                                            ------    -------
Short term other assets:
------------------------
    Note receivable ................................        $1,125    $   563
    Investment (note 10) ...........................         1,500         --
    Prepaid expenses and other .....................         5,903      4,902
                                                            ------    -------
Total ..............................................        $8,528    $ 5,465
                                                            ======    =======

Long term other assets:
-----------------------
    Investment (note 10) ...........................        $  500
    Note receivable ................................           563    $ 1,688
    Deposits and other .............................           476        739
    Investment in equity securities ................            --     34,971
                                                            ------    -------
Total ..............................................        $1,539    $37,398
                                                            ======    =======

The note receivable bears interest at the prime rate and will be r eceived in quarterly installments of $0.3 million, ending in June 2003.

4.   Bank Indebtedness

The Company has a line of credit at December 31, 2001 of approximately $32.4 million that is denominated in Canadian dollars, US dollars, British Sterling and Japanese Yen. The line of credit available for general purposes is $32.4 million. As at December 31, 2001, there was an outstanding balance of approximately $6.2 million under the line of credit and outstanding letters of credit and other discretionary lines of $4.9 million. The line of credit is due on demand and bears interest based on prime, which resulted in an effective average rate of 1.68% for fiscal 2001. The line of credit expires on various dates: $18.7 million in March 2002, $13.2 million in May 2002 and $500 thousand in August 2002. Borrowings are limited to the sum of eligible accounts receivable under 90 days and North American inventories. Accounts receivable and inventories have been pledged as collateral for the bank indebtedness under general security agreements. At December 31, 2001, the Company had availability under the line of credit amounting to $21.3 million. The line of credit requires annual payment of an undisbursed revolving commitment fee equal to .125% of the unutilized available balance. The borrowings require, among other things, the Company to maintain specified financial ratios, such as minimum EBITDA, limitation of capital expenditures not greater than $20 million per year and seek consent of the bank for payment of dividends, acquisitions and divestitures. As of December 31, 2001, the Company was in breach of one of the financial covenants, the interest coverage ratio, for which no borrowings were made under the facility. The bank issued a waiver of this non-compliance, which would allow the Company to draw on the line of credit if needed.

5.   Long-term Debt

Long-term debt includes a note payable with a face value of $3.0 million (2000 - $7.0 million), non-interest bearing, to the former shareholders of General Optics. The note payable is discounted at an imputed interest rate of 6.23% and will be settled on September 21, 2002. This debt approximates its fair value.

Long-term debt is comprised of:
                                                              2001       2000
                                                             -------    -------
Note payable, due September 21, 2002 .................       $ 2,654    $ 6,416
Less current portion .................................        (2,654)    (3,762)
                                                             -------    -------
  Total ..............................................       $    --    $ 2,654
                                                             =======    =======

Total cash interest paid on all long-term debt during the year ended December 31, 2001 was $556 thousand (2000 - $1,184 thousand; 1999 - $1,155 thousand).

6.   Deferred Compensation

Certain officers and employees have deferred payment of a portion of their compensation until termination of employment or later. Interest on the outstanding balance is credited quarterly at the prime rate, which averaged 6.9% during the year ended December 31, 2001. The portion of deferred compensation estimated to be due within one year is included in accrued compensation and benefits.

7.   Stockholders' Equity

Capital stock

The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During the year, the Company reduced its common shares outstanding for 2,309 shares that were not claimed since the merger.

Accumulated other comprehensive loss

At December 31, 2001, accumulated other comprehensive loss is comprised of an unrealized gain on cash flow hedging instruments of $0.8 million (net of tax of $0.6 million) and accumulated foreign currency translation adjustments of ($11.0) million. At December 31, 2000, accumulated other comprehensive loss was comprised of an unrealized loss of ($5.4) million (net of tax of $2.9 million) on investment in Packard common stock and ($8.9) million of accumulated foreign currency translation adjustments.

Net income (loss) per common share

Basic income (loss) per common share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. For diluted income per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method. As a result of the net losses for the year ended December 31, 2001, the effect of converting options was antidilutive.

Common and common equivalent share disclosures are:

      (in thousands)                                    Year ended December 31,
                                                       ------------------------
                                                        2001     2000     1999
                                                       ------   ------   ------
Weighted average common shares outstanding .........   40,351   38,187   30,442
Dilutive potential common shares ...................       --    1,813       --
                                                       ------   ------   ------
Diluted common shares ..............................   40,351   40,000   30,442
                                                       ======   ======   ======

Options and warrants excluded from
     diluted income per common share
     as their effect would be anti-dilutive ........    3,633      252    3,978
                                                       ======   ======   ======

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

Stock options

In conjunction with the merger with General Scanning, Inc., the Company adopted outstanding options held by employees under nonqualified and incentive stock options and issued 2,051,903 stock options in exchange. At December 31, 2001, options to purchase 665,000 shares of common stock remained outstanding under the assumed General Scanning, Inc. stock option plans. In addition, the Company adopted outstanding warrants for the purchase of common stock issued to non-employee members of the General Scanning, Inc. Board of Directors. The warrants are subject to vesting as determined by a committee of the Board of Directors at the date of grant and expire ten years from the date of grant. During the year ended December 31, 2001, none were granted or cancelled, and 16,837 were exercised. At December 31, 2001, 51,186 warrants, of which 45,798 are exercisable, remain outstanding at prices ranging from $9.65 to $15.41 per share. The warrants are included in the stock option activity table on page 42.

Lumonics Inc. had three (3) stock option plans in existence for key employees and for directors prior to the merger with General Scanning, Inc., known as the May 1994 Executive Management Plan ("May 1994 Plan"), the September 1994 Key Employee and Director Plan ("September 1994 Plan") and the 1995 Stock Option Plan ("1995 Option Plan"). Outstanding options under these three plans vest over periods of one to four years beginning on the date of grant. The options expire over a period of two to ten years beginning at the date of grant. With respect to the May 1994 Plan, a total of 700,000 options were authorized for issuance under the plan and at December 31, 2000, there were no options outstanding under the plan. With respect to the September 1994 Plan, a total of 1,094,000 options were authorized for issuance under the plan and at December 31, 2000, there were no options outstanding under the plan. All outstanding options under the May 1994 Plan and the September 1994 Plan expired on September 14, 2001. No additional options will be granted under the May 1994 Plan or the September 1994 Plan. With respect to the 1995 Option Plan, a total of 4,906,000 options have been authorized for issuance under the plan.

The 1995 Option Plan referenced above, which was established on September 14, 1995 by Lumonics Inc. for the benefit of employees (including contract employees), consultants, and directors of the Company, remained in place following the merger with General Scanning, Inc. in 1999 and as of the date of this Form 10-K, is the only Company stock option plan under which new options may be granted. Subject to the requirements of the 1995 Option Plan, the Compensation Committee or in lieu thereof, the Board of Directors, has the authority to select those directors, consultants, and employees to whom options will be granted, date of the grant, the number of options to be granted and other terms and conditions of the Options. The exercise price of options granted under the 1995 Option Plan must be equal to the closing price of the Company's common shares on The Toronto Stock Exchange, or in lieu thereof, The NASDAQ Stock Market(R), on the day immediately preceding the date of grant. The exercise period of each option is determined by the Compensation Committee but may not exceed 10 years from the date of grant. The 1995 Option Plan initially authorized the issuance of a maximum of 406,000 options to purchase common shares. This authorization was increased to: 1,906,000 on May 6, 1997, 2,906,000 on May 11, 1999, and 4,906,000 on May 8, 2000; with all such increases being approved by the shareholders. Currently, a maximum of 4,906,000 options to purchase common shares are permitted to be issued under the 1995 Option Plan. The Compensation Committee has the power to amend, modify, or terminate the 1995 Option Plan provided that optionee's rights are not materially adversely affected and subject to any approvals required under the applicable regulatory requirements. At December 31, 2001, 626,113 (2000 - 1,607,660) options were available for grant under the 1995 Option Plan.

In July 1999, the Company offered employee option holders an exchange of one option for each two options outstanding with exercise prices over US$9.00 or Cdn$13.32. Under this exchange 243,597 options with exercise price of US$4.63 or Cdn$6.95 per share, the then-current market price of the stock, were granted with a new vesting schedule, and 487,194 options were cancelled. The Company is accounting for the replacement options as variable from July 1, 2000, in accordance with Financial Accounting Standard Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25, until the options are exercised, forfeited or expire unexercised. Because the market price of the Company's stock has decreased since July 1, 2000, there was no material impact on its financial position and results of operations.

During 2001, the Company accelerated vesting of certain options and recorded compensation expense of $0.2 million (2000 - $0.6 million) in results of operations.

Stock option activity for the years ended December 31, 2001, 2000 and 1999 is presented below.

                                                    Options      Weighted Avg.
                                                   (thousands)   Exercise Price
                                                   -----------   --------------
Outstanding at December 31, 1998 ...............      2,004          $ 9.11
Exchanged in merger with General Scanning ......      2,123            9.86
Granted ........................................      1,627            4.61
Exercised ......................................       (164)           3.36
Forfeited ......................................     (1,612)          12.66
                                                     ------          ------
Outstanding at December 31, 1999 ...............      3,978            6.71
Granted ........................................      1,037           18.99
Exercised ......................................     (1,564)           5.54
Forfeited ......................................       (366)           8.30
                                                     ------          ------
Outstanding at December 31, 2000 ...............      3,085           11.20
Granted ........................................      1,835            9.37
Exercised ......................................       (344)           4.38
Forfeited ......................................       (943)          12.61
                                                     ------          ------
Outstanding at December 31, 2001 ...............      3,633          $10.45
                                                     ======          ======

Exercisable at December 31, 2001 ...............      1,198          $ 9.97
                                                     ======          ======

The following summarizes outstanding and exercisable options outstanding on December 31, 2001:

                             Options Outstanding           Exercisable Options
                    ----------------------------------   -----------------------
                      Number     Weighted    Weighted     Number of    Weighted
                        of        Average      Average      Options     Average
Range of Exercise    Options    Remaining    Exercise    Exercisable   Exercise
      Prices         (000's)      Life         Price        (000's)     Price
-----------------   ---------   ------------------------------------   ---------
$ 1.75 to  $ 4.63       812     4.2  years    $   4.40        508       $ 4.40
$ 5.20 to  $ 8.74       435     5.3  years    $   8.04         67       $ 5.75
$ 8.93 to  $ 8.93       970     5.3  years    $   8.93         --           --
$ 8.98 to  $14.66       672     5.6  years    $  12.35        398       $13.09
$14.85 to  $16.75       128     5.2  years    $  15.95         67       $15.62
$18.11 to  $25.76       616     4.5  years    $  19.31        158       $19.34
                      -----                                 -----
                      3,633                                 1,198
                      =====                                 =====

Options outstanding include 470,349 options denominated in Canadian dollars with a weighted average exercise price of $15.70 Canadian.

Employee Stock Purchase Plan

At the Annual General Meeting of Stockholders on May 8, 2001, the Stockholders approved the adoption of the Employee Stock Purchase Plan (the "Purchase Plan"). A total of 300,000 common shares have been reserved for issuance under the Purchase Plan. The Company will make open market purchases and/or issue treasury common shares to satisfy employee subscriptions under the Purchase Plan. Under the terms of the Purchase Plan, employees can choose to have up to 7% of their base earnings withheld to purchase the Company's common stock. The Purchase Plan provides for consecutive offering periods during which payroll deductions may be accumulated for the purchase of common shares. The initial offering period commenced on July 1, 2001 and ended on December 31, 2001. Thereafter, each offering period will continue for a period of six months following commencement, as determined by the Compensation Committee. The purchase price per share at which shares will be sold in an offering period under the Purchase Plan is the lower of 85% of the Fair Market Value of a common share at the beginning of the offering period or 85% of the Fair Market Value of a common share at the end of the offering period. Fair Market Value, as defined by the Purchase Plan, is the weighted average sale price of the shares for the five (5) day period preceding the grant date and the exercise date. During the offering period ended December 31, 2001, 51,529 shares were issued under the Purchase Plan at an average cost of $6.48 per share.

Pro forma stock based compensation

Had compensation cost for the Company's stock option plans and employee stock purchase plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts below.

                                              2001       2000       1999
                                            --------    -------   --------
Net income (loss):
      As reported......................     $(14,698)   $45,377   $(34,774)
      Pro forma........................     $(17,832)   $42,520   $(36,117)
Basic net income (loss) per share:
      As reported......................     $  (0.36)   $  1.19   $  (1.14)
      Pro forma........................     $  (0.44)   $  1.11   $  (1.19)
Diluted income (loss) per share:
      As reported......................     $  (0.36)   $  1.13   $  (1.14)
      Pro forma........................     $  (0.44)   $  1.07   $  (1.19)

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                                             2001         2000         1999
                                          ----------   ----------   ----------
Risk-free interest rate................          4.1%         5.1%         6.7%
Expected dividend yield................           --           --           --
Expected lives upon vesting............    1.0 years    1.0 years    1.0 years
Expected volatility....................           70%         100%          60%
Weighted average fair value per share..   $     4.82   $    12.48   $     1.85

The fair value of the employees' purchase rights under the employee stock purchase plan was estimated using the Black-Scholes option-model with the following assumptions: dividend yield of nil; an expected life of 6 months; expected volatility of 70%; and risk-free interest rate of 3.45%. The weighted-average fair value of those purchase rights granted in 2001 was $2.98.

8.   Employee Benefit Plans

Defined Benefit Pension Plan

The Company's subsidiary in the United Kingdom maintains a pension plan, known as the GSI Lumonics Ltd. UK Pension Scheme Retirement Savings Plan. The plan has two components: the Final Salary Plan, which is a defined benefit plan, and the Retirement Savings Plan, which is a defined contribution plan. Effective April 1997, membership to the Final Salary Plan was closed. Benefits under this plan are based on the employees' years of service and compensation. GSI Lumonics' funding policy is to fund pensions and other benefits based on widely used actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. The assets of this plan consist primarily of equity and fixed income securities of U.K. and foreign issuers.

Pension and other benefit costs reflected in the consolidated statements of operations are based on the projected benefit method of valuation. Within the consolidated balance sheet, pension plan benefit liabilities are included in accrued compensation and benefits.

The net periodic pension cost for the defined benefit pension plan was determined as follows:

                                                              2001     2000
                                                              -----    -----
Service cost - benefits earned ..........................     $ 393    $ 442
Interest cost on projected plan benefits.................       827      847
Premiums and expenses ...................................       151      149
Expected return on plan assets ..........................      (873)    (945)
                                                              -----    -----
Net Periodic Pension Cost (Credit) ......................     $ 498    $ 493
                                                              =====    =====

The assumptions used to develop the actuarial present value of the accrued pension benefits (obligations) were as follows:

                                                              2001     2000
                                                              ----     ----
Discount Rate............................................     6.5%     6.5%
Rate of Compensation Increase............................     4.5%     5.0%
Long-Term Rate of Return on Plan Assets..................     7.0%     6.5%

The estimates are based on actuarially computed best estimates of pension asset long-term rates of return and long-term rate of obligation escalation. Variances between these estimates and actual experience are amortized over the employees' average remaining service life.

The most recent actuarial valuation of the plan was performed as at November 30, 2000. The extrapolation as at December 31 indicates the actuarial present value of the pension benefit obligation; the net assets available to provide for these benefits, at market value; and the funded status of the plan were as follows:

                                                              2001        2000
                                                            --------    --------
Change in benefit obligation:
Benefit obligation at beginning of year .................   $ 12,917    $ 13,588
Service cost ............................................        393         442
Interest cost ...........................................        827         847
Plan participants' contributions ........................        118         156
Actuarial changes in assumptions and experience .........     (1,345)       (914)
Benefits paid ...........................................       (922)       (149)
Foreign currency exchange rate changes ..................       (355)     (1,053)
                                                            --------    --------
Benefit obligation at end of year .......................   $ 11,633    $ 12,917
                                                            ========    ========

Market value of plan assets at beginning of year ........   $ 12,917    $ 13,588
Actual return on plan assets ............................       (569)        209
Employer contributions ..................................        180         257
Plan participants' contributions ........................        118         156
Benefits paid ...........................................       (922)       (149)
Foreign currency exchange rate changes ..................       (358)     (1,053)
Other ...................................................        (96)        (91)
                                                            --------    --------
Market value of plan assets at end of year ..............   $ 11,270    $ 12,917
                                                            ========    ========

Funded Status and Net Amounts Recognized:
Excess of projected benefit obligation over plan assets..   $    363
Unrecognized actuarial gain or loss .....................        126    $    229
                                                            --------    --------
Net amount recognized ...................................   $    489    $    229
                                                            ========    ========

Defined Contribution Plans

The Company has defined contribution employee savings plans in Canada, the United Kingdom, and the United States. In the United States, the provisions of
Section 401(k) of the Internal Revenue Code under which its United States employees may make contributions govern the plan. The Company matches the contributions of participating employees on the basis of percentages specified in each plan. Company matching contributions to the plans were $2.4 million (2000 - $2.7 million; 1999 - $2.3 million).

9.   Income Taxes

Details of the income tax provision (benefit) are as follows:

                                                  2001        2000        1999
                                                --------    --------    -------
Current
    Canadian                                    $ (1,575)   $  2,197    $   724
    International ..........................     (12,887)     31,082     (1,576)
                                                --------    --------    -------
                                                 (14,462)     33,279       (852)
Deferred
    Canadian ...............................      (1,123)      4,089     (2,084)
    International ..........................       7,811      (7,702)       380
                                                --------    --------    -------
                                                   6,688      (3,613)    (1,704)
                                                --------    --------    -------
Income tax provision (benefit) .............    $ (7,774)   $ 29,666    $(2,556)
                                                ========    ========    =======

The income tax provision (benefit) reported differs from the amounts computed by applying the Canadian rate to income (loss) before income taxes. The reasons for this difference and the related tax effects are as follows:

                                                                2001        2000         1999
                                                              -------     --------     --------
Expected Canadian tax rate ................................      41.7%        44.0%        44.6%
Expected income tax provision (benefit) ...................   $(9,370)    $ 33,019     $(16,649)
Non-deductible expenses ...................................     2,782        2,885        4,325
International tax rate differences ........................      (788)      (3,632)       3,461
 Losses and temporary differences the benefit of
  which has not been recognized ...........................     1,222        3,554        5,374
Previously unrecognized losses and temporary differences ..    (2,162)      (6,549)        (569)
Other items ...............................................       542          389        1,502
                                                              -------     --------     --------
Reported income tax provision (benefit) ...................   $(7,774)    $ 29,666     $ (2,556)
                                                              =======     ========     ========

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes. Significant components of the Company's deferred tax assets and liabilities as at December 31 are as follows:

                                                         2001        2000
                                                       --------    --------
Deferred tax assets
    Operating tax loss carryforwards ...............   $ 11,556    $  9,142
    Compensation related deductions ................      1,690       2,506
    Tax credits ....................................      4,525       1,513
    Restructuring and other accrued liabilities ....      5,916      12,364
    Deferred revenue ...............................        690       1,102
    Inventory ......................................      8,918      13,287
    Unrealized loss on equity security investment ..         --       2,905
    Book and tax differences on fixed assets .......      1,103       2,473
    Intangibles ....................................        286          --
    Share issue costs ..............................        962       1,519
                                                       --------    --------
Total deferred tax assets ..........................     35,646      46,811
Valuation allowance for deferred tax assets ........    (13,445)    (12,433)
                                                       --------    --------
Net deferred tax assets ............................     22,201      34,378
                                                       --------    --------

Deferred tax liabilities
    Unrealized gain on hedging activities ..........        567          --
    Intangibles ....................................         --       2,510
                                                       --------    --------
Net deferred income tax asset ......................   $ 21,634    $ 31,868
                                                       ========    ========

Allocated as follows:
    Net deferred income tax asset - short-term .....     15,097      25,615
    Net deferred income tax asset - long-term ......      6,537       6,253
                                                       --------    --------
    Net deferred income tax asset ..................   $ 21,634    $ 31,868
                                                       ========    ========

The Company has provided a valuation allowance against losses in subsidiaries with an inconsistent history of taxable income and loss due to the uncertainty of their realization. In addition, the Company has provided a valuation allowance on foreign tax credits, due to the uncertainty of generating foreign earned income to claim the tax credits.

As at December 31, 2001, the Company had loss carryforwards of approximately $33.9 million available to reduce future years' income for tax purposes. Of this amount, approximately $3.0 million expires by the end of 2006, with the remainder carried forward indefinitely.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $61.5 million at December 31, 2001. The Company has not recorded a provision for withholding tax on undistributed earnings of foreign subsidiaries, as the Company currently has no plans to repatriate those earnings. Determination of the amount of unrecognized deferred tax liabilities is not practicable because of the complexities associated with its hypothetical calculation.

Income taxes paid during 2001 were $33.3 million (2000 - $4.3 million; 1999 - $0.8 million).

10.  Related Party Transactions

The Company had the following transactions with related parties. The Company recorded sales revenue from Sumitomo Heavy Industries, Ltd., a significant shareholder, of $4.2 million in the year ended December 31, 2001 (2000 - $10.2 million; 1999 $11.7 million) at amounts and terms approximately equivalent to third party transactions. Transactions with Sumitomo are at normal trade terms. Receivables from Sumitomo of $0.6 million and $1.8 million as at December 31, 2001 and 2000, respectively, are included in accounts receivable on the balance sheet.

In January of 2001, the Company made an investment of $2.0 million in a technology fund, managed by OpNet Partners, L.P. On January 16, 2002, the Company was notified by OpNet Partners that sixty-five percent (65%) of the Company's capital balance on December 31, 2001, which was approximately $1.3 million was to be distributed to the Company. The remaining investment made by the Company continues to be maintained in OpNet Partners private investment portfolio. Richard B. Black, a member of the Company's Board of Directors, is a General Partner for OpNet Partners, L.P. This investment is reflected in other assets on the balance sheet (see note 3).

On February 23, 2000, the Company entered into an Agreement with V2Air LLC relating to the use of the LLC aircraft for Company purposes. The V2Air LLC is owned by the Company's President and Chief Executive Officer, Charles D. Winston. Pursuant to the terms of the Agreement, the Company is required to reimburse the V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the most recently completed fiscal year, the Company reimbursed V2Air LLC approximately $150 thousand under the terms of such Agreement.

11.  Restructuring and other

                                                     Year ended December 31,
                                                -------------------------------
                                                  2001       2000        1999
                                                -------    --------    --------
Restructuring charges .......................   $ 3,380    $ 15,147    $ 21,731
Reversal of restructuring charges ...........      (450)     (5,006)     (2,100)
Other - reduction of purchased intangibles ..     1,759          --          --
Other - royalties ...........................      (348)       (275)         --
Other - legal settlement ....................    (1,559)     (2,670)         --
                                                -------    --------    --------
Total restructuring and other ...............   $ 2,782    $  7,196    $ 19,631
                                                =======    ========    ========

Restructuring charges

2001

During the fourth quarter of fiscal 2001, a charge of $3.4 million was recorded to accrue employee severance of $0.9 million for approximately 35 employees at our Farmington Hills and Oxnard locations, leased facilities costs of $1.8 million associated with restructuring for excess capacity at five leased locations in the United States, Canada, and Germany and write-down of leasehold improvements and certain equipment of $0.7 million associated with the exiting of leased facilities.

A non-cash draw-down of $0.7 million has been applied against the provision for the write down of leasehold improvements and certain equipment, resulting in a remaining balance of $2.7 million as at December 31, 2001.

2000

During the fourth quarter of fiscal 2000, a charge of $12.5 million was recorded to accrue employee severance of $1.0 million for approximately 50 employees and other exit costs of $3.8 million for the Company's United Kingdom operation and worldwide distribution system related to high-power laser systems for certain automotive applications; costs of $7.7 million associated with restructuring for excess capacity at three leased facility locations in the United States and Germany were also accrued. The Company also recorded a non-cash write-down of land and building in the United Kingdom of $2.0 million (as described in note
3). Compensation expense of $0.6 million arising on the acceleration of options upon the sale of businesses during the year was also charged to restructuring. In addition, an inventory write-down to net realizable value of $8.5 million was recorded in cost of goods sold related to the high-power laser system product line. The Company recorded a reversal of $0.5 million in the fourth quarter of 2001 for costs that will not be incurred.

Cumulative cash draw-downs of $5.8 million, reversal of $0.5 million for restructuring costs that will not be incurred and a non-cash draw-down of $2.6 million have been applied against the provision, resulting in a remaining balance of $6.2 million as at December 31, 2001.

1999

During the first quarter of fiscal 1999, a charge of $19.6 million was recorded to accrue employee severance of $5.6 million for approximately 130 employees, leased facility and related costs of $4.0 million associated with the closure of the plant in Oxnard, California and redundant facilities worldwide, and costs of $10.0 million associated with restructuring and integration of operations as a result of the merger. The Oxnard manufacturing operations shutdown was completed during December 1999. Other integration activities included exit costs for some product lines, reducing redundant resources worldwide, and abandoning redundant sales and service facilities. During 1999, actual costs for employee severance for some activities were less than estimated in the accrual due to redeployment of personnel and voluntary terminations and some facility exit costs and other integration costs have been less than originally estimated. These reductions were reflected in a $2.1 million reversal of restructuring charges during the three months ended December 31, 1999. Offsetting this reduction is an additional charge of $2.1 million for leased facilities costs in Oxnard, and elsewhere worldwide, additional employee severance costs worldwide, and other integration costs. The Company recorded a reversal of $5.0 million in the fourth quarter of 2000 for costs that will not be incurred.

The provision has been completely drawn down by cumulative cash payments of $14.6 million and a reversal of $5.0 million for restructuring costs that will not be incurred.

The following table summarizes changes in the restructuring provision.

(in millions)                        Severance   Facilities    Other     Total
                                     ---------   ----------   -------   -------
Charge during Q1 1999 ............    $  5.6      $  4.0      $  10.0   $  19.6
Cash draw-downs ..................      (2.4)       (0.2)        (6.9)     (9.5)
Reversals during Q4 1999 .........      (0.8)       (1.1)        (0.2)     (2.1)
Charge during Q4 1999 ............       0.4         1.2          0.5       2.1
                                      ------      ------      -------   -------
Provision at December 31, 1999 ...       2.8         3.9          3.4      10.1
Cash draw-downs ..................      (1.8)       (1.0)        (1.5)     (4.3)
Reversals during Q4 2000 .........      (0.8)       (2.3)        (1.9)     (5.0)
Charge during Q4 2000 ............       1.6         9.7          3.8      15.1
Non-cash draw-down ...............      (0.6)       (2.0)          --      (2.6)
                                      ------      ------      -------   -------
Provision at December 31, 2000 ...       1.2         8.3          3.8      13.3
Cash draw-downs ..................      (1.2)       (1.6)        (3.8)     (6.6)
Reversals during Q4 2001 .........        --        (0.5)          --      (0.5)
Charge during Q4 2001 ............       0.9         2.5           --       3.4
Non-cash draw-down ...............        --        (0.7)          --      (0.7)
                                      ------      ------      -------   -------
Provision at December 31, 2001 ...    $  0.9      $  8.0      $    --   $   8.9
                                      ======      ======      =======   =======

The provision balance at December 31, 2001 is expected to be substantially drawn-down by the fourth quarter of 2002, except for certain long-term leased facility costs.

Other

During the fourth quarter of 2001, the Company recorded a reduction of purchased intangibles related to technologies no longer a part of the business in the amount of $1.8 million in accordance with the policy described in note 1. The Company performed an assessment of the carrying values of intangible assets, including trademark and trade names, assembled workforce and developed technology, recorded in connection with its merger of equals with General Scanning, Inc. in 1999. The assessment was performed in light of the abandonment of certain technologies in 2001 that had been in development or production since the date of the merger and also the significant economic downturn. As a result of the assessment, it was determined that a portion of the intangible assets no longer had value and should be written-down to reflect the lower carrying value. The Company has determined that the remaining intangible asset balances will continue to be amortized on a straight-line basis over the remaining useful lives established at the time of the related acquisition, as the remaining useful lives of these intangible assets has not changed.

During 2001, the Company recorded a benefit of $0.3 million related to royalties earned on the sale of the OLT precision alignment system product line and adjusted an accrual related to litigation with Electro Scientific Industries, Inc. and recorded a benefit of $1.6 million. On April 18, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the U.S. District Court for the Northern District of California in a patent infringement action filed by Electro Scientific Industries, Inc. See note 12.

During 2000, the Company recorded a benefit of $0.2 million related to royalties earned on the sale of the OLT precision alignment system product line and $2.7 million received for licensing some of the Company's technology.

12.  Commitments and Contingencies

Operating leases

The Company leases certain equipment and facilities under operating lease agreements that expire through 2013. The facility leases require the Company to pay real estate taxes and other operating costs. For the year ended December 31, 2001, lease expense was approximately $5.6 million (2000 - $4.7 million; 1999 - $4.7 million).

At the end of the initial lease term, two of these leases require the Company to renew the lease for a defined number of years at the-then fair market rental rate, or purchase the property at the-then fair market value. The lessor may sell the facilities to a third party but the leases provide for a residual value guarantee (less than 90% of the total cost), which may become payable by the Company upon the termination of the transaction. As of December 31, 2001, residual value guarantees in connection with these leases totaled approximately $16 million. Upon termination of the leases, we expect the fair market value of the leased properties to reduce substantially the payment under the residual value guarantees and, during the fourth quarter of fiscal 2000, we took a charge of $6 million associated with restructuring for excess capacity at the two leased facility locations, including the estimated residual value guarantees. The lease agreement requires, among other things, the Company to maintain specified quarterly financial ratios and conditions. As at December 31, 2001, the Company was in breach of the fixed charge coverage ratio and the lessor has provided a waiver of this non-compliance. The table of future minimum operating lease payments below excludes any payments relating to these guarantees.

Minimum lease payments under operating leases expiring subsequent to December 31, 2001 are:

2002 ...........................................   $   4,442
2003 ...........................................       3,325
2004 ...........................................       2,263
2005 ...........................................       1,905
2006 ...........................................       1,519
Thereafter......................................       3,731
                                                   ---------
Total minimum lease payments....................   $  17,185
                                                   =========

The Company has sublease agreements on certain leased facilities and will receive $783 thousand from 2002 to 2006.

Recourse receivables

In Japan, where it is customary to do so, the Company discounts certain customer notes receivable at a bank with recourse. The Company's maximum exposure was $0.6 million at December 31, 2001 (2000 - $3.8 million). The book value of the recourse receivables approximates fair value. During 2001, the Company received cash proceeds relating to the discounted receivables of $9.8 million (2000 - $10.6 million). Recourse receivables are included in accounts receivable on the balance sheet.

Legal proceedings and disputes

Robotic Vision Systems, Inc. v. View Engineering, Inc., USDC Case No. 95-7441. In March 2000, the United States District Court for the Central District of California entered judgment in favor of View Engineering, Inc., a wholly owned subsidiary of the Company. Robotic Vision had alleged patent infringement relating to lead inspection machines formerly sold by View Engineering and sought damages of $60.5 million. The District Court found Robotic Vision's patent invalid and Robotic Vision appealed that decision. The Court of Appeals affirmed the invalidity judgment on May 7, 2001. On August 8, 2001, Robotic Vision filed a Petition for a Writ of Certiorari with the Supreme Court of the United States. On October 9, 2001, View Engineering filed its Brief in Opposition to Robotic Vision's Petition. On November 13, 2001, the United States Supreme Court issued an order denying Robotic Vision's Petition for a Writ of Certiorari.

Electro Scientific Industries, Inc. v. GSI Lumonics, Inc.et al. On March 16, 2000, Electro Scientific Industries, Inc. filed an action for patent infringement in the United States District Court for the Central District of California against the Company and Dynamic Details Inc., an unrelated party that is one of the Company's customers. Electro Scientific alleged that the Company offered to sell and import into the United States the GS-600 high speed laser drilling system and that Dynamic Details possessed and used a GS-600 System. It further alleged that Dynamic Details' use of the GS-600 laser system infringed Electro Scientific's U.S. patent 5,847,960 and that the Company had actively induced the infringement of, and contributorily infringed, the patent. Electro Scientific sought an injunction, unspecified damages, trebling of those damages, and attorney fees. GSI Lumonics indemnified Dynamic Details with respect to these allegations. On August 14, 2001, the United States District Court for the Central District of California granted the Company's motion for summary judgment of non-infringement and denied Electro Scientific's motion for summary judgment of infringement. In the ruling, the Court concluded that the GS-600 system did not literally infringe the asserted claims of the alleged Electro Scientific patent, nor did it infringe under the doctrine of equivalents. On September 7, 2001, Electro Scientific appealed the District Court's decision on the summary judgment motions. The Company intends to vigorously contest Electro Scientific's appeal.

Electro Scientific Industries, Inc. v. General Scanning, Inc. In September 1998, the United States District Court for the Northern District of California granted Electro Scientific's motion for summary judgment against General Scanning in this case on a claim of patent infringement and on the issue of whether Electro Scientific committed inequitable conduct by intentionally failing to cite prior art to the U.S. Patent Office in connection with one of its patents. The Court denied General Scanning's motion for summary judgment that the Electro Scientific patents are invalid due to prior art. During March 1999, the Court granted Electro Scientific's motion for partial summary judgment that upgrade kits, sold by General Scanning for 1.3 micron laser wavelength memory repair, infringe the Electro Scientific patents in question. In April 1999, a federal court jury issued a verdict that Electro Scientific's patent 5,473,624 was invalid, and that Electro Scientific's patent 5,265,114 was valid, and awarded a $13.1 million judgment against the Company. In July 1999, the Court refused Electro Scientific's requests to increase damages awarded by the jury in April, and for attorney fees, but granted interest on the damages. The Company recorded a provision during the three months ended April 2, 1999 of $19 million to reflect the amount of the damage award plus accrued interest and related costs. The Court also affirmed the jury's decision to invalidate one of the two patents asserted by Electro Scientific in the case. The Company appealed the decisions on infringement, the validity of the second patent and the award of damages. The Company was required to post an unsecured bond with the court in order to proceed with the appeal. The Court of Appeals affirmed the judgment on April 18, 2001 and the Company paid approximately $15.3 million in May 2001 in satisfaction of the judgment.

Other. As the Company has disclosed since 1994, a party has commenced legal proceedings in the United States against a number of U.S. manufacturing companies, including companies that have purchased systems from the Company. The plaintiff in the proceedings has alleged that certain equipment used by these manufacturers infringes patents claimed to be held by the plaintiff. While the Company is not a defendant in any of the proceedings, several of the Company's customers have notified the Company that, if the party successfully pursues infringement claims against them, they may require the Company to indemnify them to the extent that any of their losses can be attributed to systems sold to them by the Company. The Company does not believe that the outcome of these claims will have a material adverse effect upon the Company, but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect upon the Company's financial condition or results of operations.

The Company is also subject to various legal proceedings and claims which arise in the ordinary course of business. the Company does not believe that the outcome of these claims will have a material adverse effect upon the Company's financial conditions or result of operations.

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

The Company's operations involve a number of other risks and uncertainties including, but not limited to, the cyclicality of the semiconductor and electronics markets, rapidly changing technology, and international operations. Refer to Management's Discussion and Analysis of Financial Conditions and Results of Operations for additional commentary.

13.  Financial instruments

Cash equivalents and short-term investments

At December 31, 2001, the Company had $79.8 million cash equivalents denominated in U.S. dollars with average maturities between January 7, 2002 and March 01, 2002. At December 31, 2000, the Company had $81.1 million cash equivalents denominated in both U.S. and Canadian dollars. Cash equivalents stated at amortized cost approximate their fair value.

At December 31, 2001 the Company had $43.5 million invested in short-term investments denominated in U.S. dollars with maturity dates between January 24, 2002 and May 6, 2002. At December 31, 2000, the Company had $20.0 million invested in short-term investments denominated in U.S. dollars.

Derivative financial instruments

The Company only uses derivatives for hedging purposes. The following is a summary of the Company's risk management strategies and the effect of these strategies on the Company's consolidated financial statements.

The Company has instituted a foreign currency cash flow hedging program to manage exposures to changes in foreign currency exchange rates associated with forecasted sales transactions. Currency forwards and options are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended or expected to occur, and any previously unrealized hedging gains or losses recorded in other comprehensive income are recorded to earnings immediately. Earnings impacts for all designated hedges are recorded in the consolidated statement of operations generally on the same line item as the gain or loss on the item being hedged. The Company records all derivatives at fair value as assets or liabilities in the consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument.

As of December 31, 2001, the Company had eight foreign exchange forward contracts to purchase $17.8 million U.S. dollars and one foreign exchange option contract to purchase $6.5 million U.S. dollars with an aggregate fair value gain of $0.8 million after-tax recorded in accumulated other comprehensive income and maturing at varying dates in 2002. At December 31, 2000, the Company had four foreign exchange contracts to purchase $6.5 million with a fair value loss of $164 thousand that matured and was recognized in earnings during the first quarter of 2001. At December 31, 1999, the Company had no foreign exchange forward or option contracts.

At December 31, 1999, the Company had three interest rate swap contracts outstanding, two of which converted yen denominated debt to U.S. dollar denominated debt and one contract that converted a yen denominated debt into Canadian dollars. The terms of these derivative contracts matched the terms of the underlying debt instruments. The debt and related swap contracts matured during the year. At December 31, 1999, the fair value of swaps was $1.4 million more than carrying value.

14.  Segment Information

General description

During 2001, the Company changed the way it manages its business to reflect a growing focus on providing precision optics and laser systems to its customers. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution. Segment information for the 2000 year has been restated to conform to the current year's presentation. Segment information for the 1999 year has not been restated because it is impracticable to do so.

The Executive Committee ("EC") has been identified as the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. The EC evaluates financial performance based on measures of profit or loss from operations before income taxes excluding the impact of amortization of purchased intangibles, acquired in-process research and development, restructuring and other, gain (loss) on sale of assets and investments, interest income, interest expense, and foreign exchange transaction losses. Certain corporate-level operating expenses, including sales, marketing, finance, and administrative expenses, are not allocated to operating segments. The EC does not review asset information on a segmented basis. Intersegment sales are based on fair market values. All intersegment profit, including any unrealized profit on ending inventories, is eliminated on consolidation. The accounting policies of the segments are the same as those described in note 1.

GSI Lumonics operations include two reportable operating segments: the Laser Systems segment (Laser Systems); and the WavePrecision segment (WavePrecision). Laser Systems designs, develops, manufactures and markets laser-based advanced manufacturing systems and components as enabling tools for a wide range of high-technology applications, including computer-chip memory repair processing, wafer and die marking, inspection systems for solder paste and component placement on surface-mount printed circuits, via drilling of printed circuit boards, hybrid circuit trim and circuit trim on silicon. Major markets for its products include the semiconductor and electronics industries. WavePrecision provides precision optics for Dense Wave Division Multiplexing networks. Major markets for its products include the telecommunications industry.

Segments

Information on reportable segments is as follows:

                                                                         Year ended December 31,
                                                                        ------------------------
                                                                          2001           2000
                                                                        ---------      ---------
Sales
Laser Systems.....................................................      $ 230,338      $ 357,702
WavePrecision.....................................................         18,762         19,070
Intersegment sales elimination....................................          1,196)        (2,908)
                                                                        ---------      ---------
Total.............................................................      $ 247,904      $ 373,864
                                                                        =========      =========

Profit (loss) from operations before income taxes
Laser Systems.....................................................      $    (638)     $  12,949
WavePrecision.....................................................         (1,322)         7,173
                                                                        ---------      ---------
Total by segment..................................................         (1,960)        20,122
Unallocated amounts:
     Corporate expenses...........................................         11,707         10,041
     Amortization of purchased intangibles........................          5,226          4,851
     Restructuring and other......................................          2,782          7,196
                                                                        ---------      ---------
Profit (loss) from operations.....................................      $ (21,675)     $  (1,966)
                                                                        =========      =========

                                                                           As at December 31,
                                                                        ------------------------
                                                                          2001            2000
                                                                        ---------      ---------
Assets
Laser Systems.....................................................      $ 115,387      $ 190,145
WavePrecision.....................................................         11,506         11,248
Corporate.........................................................        209,794        233,556
                                                                        ---------      ---------
Total assets......................................................      $ 336,687      $ 434,949
                                                                        =========      =========

Total assets for corporate include treasury controlled, income tax, other and intangible assets.

Geographic segment information

The Company attributes revenues to geographic areas on the basis of the customer location. Long-lived assets and goodwill are attributed to geographic areas in which Company assets reside.

                                                     Year ended December 31,
                                    ------------------------------------------------------
Revenues from external customers:         2001               2000              1999
                                    ----------------   ----------------   ----------------
USA............................     $  119,321    48%  $  177,813    48%  $  143,034    52%
Canada.........................         11,410     5%      20,159     5%      10,782     4%
Europe.........................         50,745    20%      71,973    19%      65,296    24%
Japan..........................         40,956    17%      58,173    16%      32,648    12%
Latin and South America........            852     0%       5,563     1%       1,631     0%
Asia-Pacific, other............         24,620    10%      40,183    11%      21,159     8%
                                    ----------         ----------         ----------
     Total.....................     $  247,904   100%  $  373,864   100%  $  274,550   100%
                                    ==========         ==========         ==========

                                               As at December 31,
                                    ------------------------------------
Long-lived assets and goodwill:        2001         2000         1999
                                    ----------   ----------   ----------
USA............................     $   29,754   $   35,721   $   42,424
Canada.........................          9,404        9,852        7,726
Europe.........................         11,484       12,940       17,484
Japan..........................            686          689          591
Asia-Pacific, other............            221          241          400
                                    ----------   ----------   ----------
     Total.....................     $   51,549   $   59,443   $   68,625
                                    ==========   ==========   ==========

                                GSI LUMONICS INC.
                       SUPPLEMENTARY FINANCIAL INFORMATION
       (U.S. GAAP and in thousands of U.S. dollars, except share amounts)
                                   (UNAUDITED)

                                                      Three months ended
                                       ---------------------------------------------------
                                       December 31,   September 28,   June 29,   March 30,
                                          2001           2001          2001        2001
                                       ------------   -------------   --------   ---------
Sales ..............................    $ 42,378        $ 41,277       $76,542    $87,707
Gross profit .......................       9,380           9,308        29,418     32,535
Net income .........................     (14,575)         (8,487)        3,585      4,779
Net income per common share:
      Basic ........................    $  (0.36)       $  (0.21)      $  0.09    $  0.12
      Diluted ......................    $  (0.36)       $  (0.21)      $  0.09    $  0.12

                                                      Three months ended
                                       ---------------------------------------------------
                                       December 31,   September 29,   June 30,   March 31,
                                          2000            2000          2000       2000
                                       ------------   -------------   --------   ---------
                                       (notes 1 & 2)
Sales ..............................    $ 95,496        $ 97,631       $92,837    $87,900
Gross profit .......................      11,906          39,084        37,002     36,969
Net income .........................      27,607           7,176         5,823      4,771
Net income per common share:
     Basic .........................    $   0.69        $   0.18       $  0.15    $  0.14
     Diluted .......................    $   0.67        $   0.17       $  0.14    $  0.13

1. On October 1, 2000, the Company sold its Life Science business to Packard BioScience Company for $39.3 million in cash and 4.5 million shares of Packard BioScience common stock, resulting in a non-operating gain of approximately $73 million ($47 million after tax).

2. During the fourth quarter 2000, the Company restructured its Rugby, UK operations and worldwide distribution system, which supplies the AM Series high-power laser product line mainly in the automotive market, and incurred net restructuring charges of $10 million, including costs for excess manufacturing and distribution capacity in the United States, UK and Germany. The Company also recorded a charge of $8.5 million in cost of goods sold related to AM Series inventory. During the quarter, the Company also evaluated other inventory and increased obsolescence provisions by $10.5 million. In the fourth quarter, AM Series sales of $2 million resulted in negative gross profit of $11.9 million for the AM Series product line, including the $8.5 million charge discussed above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information required by this Item with respect to directors is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2002 (the "2002 Proxy Statement") filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Executive Officers

The information required by this Item with respect to executive officers is set forth under the caption "Executive Officers" in Part I of this report.

Reports of Beneficial Ownership

The information required by this Item is incorporated herein by reference to the Company's 2002 Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's 2002 Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's 2002 Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's 2002 Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

List of Exhibits (see the Company's SEC filings on Edgar at: www.sec.gov for all Exhibits)

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
2.1        Amended and Restated  Agreement  and Plan of Merger, dated as of October 27, 1998, by and among the Registrant, Grizzly
           Acquisition  Corp.,  New Grizzly  Acquisition  Corp.  and  General  Scanning,  Inc.  Pursuant  to Item  601(b)(2)  of
           Regulation S-K, the Schedules  referred to in the Merger Agreement are omitted.  The Registrant  hereby undertakes to furnish a supplemental a copy of any omitted Schedule to the Commission upon request. (4)

2.2        Purchase and Sale Agreement and Joint Escrow Instructions, dated as of February 29, 2000, by and between Alexandria Real
           Estate Equities, Inc., and General Scanning, Inc., including amendments. (8)

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

3.1        Certificate and Articles of Continuance of the Registrant dated March 22, 1999. (4)

3.2        By-Law No.1 of the Registrant. (4)

4.1        Line of Credit Agreement between the Registrant and CIBC dated April 8, 1998 and accepted April 15, 1998. (4)

4.2        Rights  Agreement,  dated as of April 12, 1999 between GSI Lumonics Inc. and Montreal  Trust  Company of Canada,  as
           Rights Agent. (12)

4.3        1981 Stock Option Plan of GSI. (1)

4.4        1992 Stock Option Plan of GSI. (1)

4.5        1995 Directors' Warrant Plan of GSI. (1)

4.6        1994 Key Employees and Directors Stock Option Plan of the Registrant. (4)

4.7        1995 Stock Option Plan for Employees and Directors of the Registrant. (6)

4.8        GSI Lumonics Inc. Employee Stock Purchase Plan. (11)

4.9        Restatement of the 1995 Stock Option Plan for Employees and Directors of the Registrant.

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

10.9       Settlement Agreement dated June 12, 1998 between GSI and Robotic Vision Systems, Inc. (4)

10.10      Severance Agreement between the Registrant and Charles D. Winston dated April 21, 1999. (5)

10.11      Severance Agreement between the Registrant and Kurt Pelsue dated April 21, 1999. (5)

10.12      OEM Supply Agreement between the Registrant and Sumitomo Heavy Industries, Ltd. dated August 31, 1999. (5)

10.18      Employment Agreement between the Registrant and Charles D. Winston dated January 1, 2000. (8)

10.19      Severance Agreement between the Registrant and Thomas Swain dated May 24, 2001. (9)

10.20      Severance Agreement between the Registrant and Charles Winston dated May 24, 2001. (9)

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
10.21      Severance Agreement between the Registrant and Victor Woolley dated May 24, 2001. (9)

10.22      Severance Agreement between the Registrant and Eileen Casal dated May 24, 2001. (9)

10.23      Severance Agreement between the Registrant and Linda Palmer dated May 24, 2001. (9)

10.24      Severance Agreement between the Registrant and Kurt A. Pelsue dated May 24, 2001. (10)

10.25      Severance Agreement between the Registrant and Alfonso DaSilva dated July 9, 2001. (10)

10.26      Separation Agreement and General Release between the Registrant and Patrick D. Austin dated August 21, 2001. (10)

10.29      Amendment to Employee and Severance Agreements between Registrant and Charles D. Winston dated February 26, 2002.

21.1       Subsidiaries of the Registrant. (8)

23.1       Consent of Independent Chartered Accountants.

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

(7) Incorporated by reference to the Company's Current Report on Form 8-K filed October 16, 2000.

(8) Incorporated by reference to the Company's Current Report on Form 10-K for the year ended December 31, 2000.

(9) Incorporated by reference to the Company's Current Report on Form 10-Q for the quarterly period ended June 29, 2001.

(10) Incorporated by reference to the Company's Current Report on Form 10-Q for the quarterly period ended September 28, 2001.

(11) Incorporated by reference to the Company's registration statement on Form S-8 filed November 16, 2001.

(12) Incorporated by reference to the Company's registration statement on Form 8-A filed January 24, 2002.

Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated January 24, 2002 related to its shareholder rights plan (the Rights Plan). On April 12, 1999, the Board of Directors of the Company adopted a Rights Plan, which was ratified by the Company's shareholders at its annual meeting on May 11, 1999. Pursuant to the terms of the Rights Plan, the Board must submit the resolution to the Company's shareholders at its next annual meeting seeking ratification of the continued existence of the Rights Plan. If ratified by a majority of common shares held by shareholders, the Rights Plan will remain in full force and effect for a period of six years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Lumonics Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    GSI LUMONICS INC.
                                                      (Registrant)


                                   By:           /s/ CHARLES D. WINSTON
                                        ----------------------------------------
                                                   Charles D. Winston
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name                       Title                                      Date
------------------------   ------------------------------------   -------------


/s/ CHARLES D. WINSTON     Director and Chief Executive Officer   March 8, 2002
------------------------   (Principal Executive Officer)
Charles D. Winston


/s/ THOMAS R. SWAIN        Vice President Finance and             March 8, 2002
------------------------   Chief Financial
Thomas R. Swain            Officer (Principal Financial
                           and Accounting Officer)


/s/ RICHARD B. BLACK       Director                               March 8, 2002
------------------------
Richard B. Black


/s/ PAUL F. FERRARI        Director                               March 8, 2002
------------------------
Paul F. Ferrari


/s/ BYRON O. POND          Director                               March 8, 2002
------------------------
Byron O. Pond


/s/ BENJAMIN J. VIRGILIO   Director                               March 8, 2002
------------------------
Benjamin J. Virgilio


/s/ PHILLIP A. GRIFFITHS   Director                               March 8, 2002
------------------------
Phillip A. Griffiths

                                GSI LUMONICS INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description                          Balance    Charged to
                                       at         costs       Charged                  Balance
                                    beginning      and        to other                at end of
                                    of period   expenses      accounts   Deductions    period
---------------------------------   ---------   ----------   ---------   ----------   ---------
Year ended December 31, 1999
  Allowance for doubtful accounts   $     311   $     615    $ 2,799 *   $    (528)    $ 3,197

Year ended December 31, 2000
  Allowance for doubtful accounts   $   3,197   $     935    $    --     $  (1,374)    $ 2,758

Year ended December 31, 2001
  Allowance for doubtful accounts   $   2,758   $   1,130    $    --     $    (854)    $ 3,034


* Increase due to merger with General Scanning, Inc.