Form 10-Q
period 2002-03-29
GSI LUMONICS INC
filed 2002-05-09
CIK 1076930

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                          Commission File No. 333-71449

                                ---------------

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


As at April 16, 2002, there were 40,610,621 shares of the Common Stock of GSI Lumonics Inc., no par value, issued and outstanding.

                                GSI LUMONICS INC.

                                TABLE OF CONTENTS

Item No.                                                                Page No.
--------                                                                --------
PART I  - FINANCIAL INFORMATION......................................      3
  ITEM 1. FINANCIAL STATEMENTS.......................................      3
          CONSOLIDATED BALANCE SHEETS (unaudited)....................      3
          CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)..........      4
          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)..........      5
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited).....      6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION  AND RESULTS OF OPERATIONS.......................     14

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK................................................     22

PART II - OTHER INFORMATION..........................................     23
  ITEM 1. LEGAL PROCEEDINGS..........................................     23
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................     23

SIGNATURES...........................................................     24

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                GSI LUMONICS INC.
                     CONSOLIDATED BALANCE SHEETS (unaudited)
       (U.S. GAAP and in thousands of U.S. dollars, except share amounts)

                                                      March 29,     December 31,
                                                        2002            2001
                                                      ---------     ------------
                          ASSETS
Current
   Cash and cash equivalents........................   $ 96,215      $102,959
   Short-term investments...........................     37,336        43,541
   Accounts receivable, less allowance of $3,003
     (December 31, 2001 - $3,034)...................     30,127        39,919
   Income taxes receivable..........................     12,811         9,224
   Inventories......................................     56,093        57,794
   Deferred tax assets..............................     14,879        15,097
   Other current assets.............................      6,483         8,528
                                                       --------      --------
       Total current assets.........................    253,944       277,062

Property, plant and equipment, net of accumulated
   depreciation of $21,721
   (December 31, 2001 - $20,575)....................     31,716        32,482
Deferred tax assets.................................      7,085         6,537
Other assets........................................      1,240         1,539
Other investment (note 9)...........................     19,000           --
Intangible assets, net of amortization of $12,349
   (December 31, 2001 - $11,857)....................     17,266        19,067
                                                       --------      --------
                                                       $330,251      $336,687
                                                       ========      ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current
   Bank indebtedness................................   $  9,027      $  6,171
   Accounts payable.................................     10,675        10,839
   Accrued compensation and benefits................      8,242         7,515
   Other accrued expenses...........................     21,847        25,096
   Current portion of long-term debt................      2,654         2,654
                                                       --------      --------
       Total current liabilities....................     52,445        52,275

Deferred compensation...............................      2,244         2,082
                                                       --------      --------
       Total liabilities............................     54,689        54,357
Commitments and contingencies (note 9)
Stockholders' equity
   Common shares, no par value; Authorized shares:
      unlimited; Issued and outstanding: 40,603,175
      (December 31, 2001 - 40,556,130)..............    303,725       303,504
   Additional paid-in capital.......................      2,592         2,592
   Deficit..........................................    (20,166)      (13,546)
   Accumulated other comprehensive loss.............    (10,589)      (10,220)
                                                       --------      --------
       Total stockholders' equity ..................    275,562       282,330
                                                       --------      --------
                                                       $330,251      $336,687
                                                       ========      ========

    The accompanying notes are an integral part of these financial statements

                                GSI LUMONICS INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
       (U.S. GAAP and in thousands of U.S. dollars, except share amounts)

                                                            Three months ended
                                                            ------------------
                                                         March 29,     March 30,
                                                           2002          2001
                                                         ---------     --------

Sales................................................    $ 36,888       $87,707

Cost of goods sold...................................      24,615        53,574
                                                         --------       -------
Gross profit.........................................      12,273        34,133

Operating expenses:
   Research and development..........................       5,830         6,974
   Selling, service and administrative...............      13,529        20,633
   Amortization of purchased intangibles.............       1,278         1,333
   Restructuring and other...........................       2,745        (1,400)
                                                         --------       -------
Income (loss) from operations........................     (11,109)        6,593
   Interest income...................................         645         1,258
   Interest expense..................................        (140)         (109)
   Foreign exchange transaction gains (losses).......         384          (216)
                                                         --------       -------
Income (loss) before income taxes....................     (10,220)        7,526

Income tax provision (benefit).......................      (3,600)        2,747
                                                         --------       -------
Net income (loss)....................................    $ (6,620)      $ 4,779
                                                         ========       =======

Net income (loss) per common share:
    Basic............................................    $  (0.16)      $  0.12
    Diluted..........................................    $  (0.16)      $  0.12

Weighted average common shares outstanding (000's)...      40,589        40,217
Weighted average common shares outstanding and
   dilutive potential common shares (000's)..........      40,589        40,961


    The accompanying notes are an integral part of these financial statements

                                GSI LUMONICS INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                  (U.S. GAAP and in thousands of U.S. dollars)

                                                         Three months ended
                                                         ------------------
                                                      March 29,      March 30,
                                                        2002            2001
                                                      ---------      ---------

Cash flows from operating activities:

Net income (loss).................................   $ (6,620)       $  4,779
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
     Loss on disposal of assets...................        392             --
     Stock-based compensation.....................        --              200
     Depreciation and amortization................      2,740           3,354
     Deferred income taxes........................       (191)           (928)
Changes in current assets and liabilities:
     Accounts receivable..........................      9,605           9,124
     Inventories..................................      1,625          (5,121)
     Other current assets.........................        425             147
     Accounts payable, accruals, and taxes
       (receivable) payable.......................     (6,090)        (31,746)
                                                     --------        --------
Cash provided by (used in) operating activities...      1,886         (20,191)
                                                     --------        --------

Cash flows from investing activities:
     Additions to property, plant and equipment...       (622)         (3,633)
     Maturity of short-term investments...........     39,068          20,020
     Purchase of short-term investments...........    (51,863)        (28,133)
     Decrease (increase) in other assets..........      1,598          (3,464)
                                                     --------        --------
Cash used in investing activities.................    (11,819)        (15,210)
                                                     --------        --------

Cash flows from financing activities:
     Proceeds (payments) of bank indebtedness.....      2,968            (738)
     Issue of share capital.......................        221             488
                                                     --------        --------
Cash provided by (used in) financing activities...      3,189            (250)
                                                     --------        --------

Effect of exchange rates on cash and
   cash equivalents...............................        --            1,814
                                                     --------        --------
Decrease in cash and cash equivalents.............     (6,744)        (33,837)
Cash and cash equivalents, beginning of period....    102,959         113,858
                                                     --------        --------
Cash and cash equivalents, end of period..........   $ 96,215        $ 80,021
                                                     ========        ========

    The accompanying notes are an integral part of these financial statements

                                GSI LUMONICS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                              As of March 29, 2002
                 (U.S. GAAP and tabular amounts in thousands of
                       U.S. dollars except share amounts)

1.   Basis of Presentation

These unaudited interim consolidated financial statements have been prepared by the Company in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the U.S. for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements reflect all adjustments and accruals, consisting only of adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of financial position and results of operations for the periods presented. The consolidated financial statements include the accounts of GSI Lumonics Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany transactions and balances have been eliminated. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. The results for interim periods are not necessarily indicative of results to be expected for the year or any future periods.

Comparative amounts

Certain comparative amounts have been reclassified to conform to the presentation of the financial statements for the quarter ended March 29, 2002.

2.   Inventories

Inventories consist of the following:
                                               March 29,        December 31,
                                                 2002               2001
                                               ---------        ------------
      Raw materials..........................   $31,891            $29,779
      Work-in-process........................     9,775              8,028
      Finished goods.........................     8,133             12,918
      Demo inventory.........................     6,294              7,069
                                                -------            -------
           Total inventories.................   $56,093            $57,794
                                                =======            =======

3.   New Accounting Pronouncements

Business Combinations

On January 1, 2002, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. As a result, all business combinations initiated in the future will be accounted for under the purchase method. Also, SFAS 141 does not permit the Company to recognize an assembled workforce asset. Therefore, the Company reallocated its assembled workforce asset with a cost of $2.8 million and a net carrying value of $2.0 million at January 1, 2002 to other remaining long-lived assets arising on the merger with General Scanning, Inc. in 1999, including $1.4 million to developed technology, $0.5 million to property, plant and equipment and $0.1 million to trademarks and trade names. The adoption of SFAS 141 did not have any other material impact on the Company's financial position or cash flows. It will accelerate amortization by $0.6 million per year for the next two years and reduce amortization thereafter.

Intangible Assets

On January 1, 2002, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. As a result, intangible assets with finite useful lives must now be amortized and goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The adoption of SFAS 142 did not have a material impact on the Company's financial position, as it does not possess goodwill or intangible assets with indefinite lives. It also did not have a material impact on the Company's results of operations or cash flows.

Intangible assets consist of the following:

                                                 March 29, 2002               December 31, 2001
                                           -------------------------      ---------------------------
                                                        Accumulated                      Accumulated
                                             Cost       Amortization        Cost         Amortization
                                           --------     ------------      --------       ------------
    Patents and acquired technology....    $ 10,381       $ (1,681)       $ 10,384        $ (1,429)
    Developed technology...............      18,210        (10,380)         16,790          (9,380)
    Assembled workforce................          --            --            2,814            (786)
    Trademarks and trade names.........       1,024           (288)            936            (262)
                                           --------       --------        --------        --------
         Total cost....................      29,615       $(12,349)         30,924        $(11,857)
                                                          ========                        ========
    Accumulated amortization...........     (12,349)                       (11,857)
                                           --------                       --------
         Net intangible assets.........    $ 17,266                       $ 19,067
                                           ========                       ========

Impairment or Disposal of Long-Lived Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 applies to all long-lived assets, including discontinued operations, and develops one accounting model for long-lived assets to be disposed of by sale. SFAS 144 supersedes SFAS 121, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"), for the disposal of a segment of a business. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations or cash flows.

4.   Bank Indebtedness

The Company has lines of credit at March 29, 2002 of approximately $32.9 million denominated in Canadian dollars, US dollars, UK Pound sterling, Euro and Japanese yen that are available for general purposes. As at March 29, 2002, approximately $13.9 million of our lines of credit were in use, representing $9.0 million of borrowings in Japan and $4.9 million of bank guarantees and outstanding letters of credit. The lines of credit are due on demand and bear interest based on the prime rate. Borrowings are limited to the sum of eligible accounts receivable under 90 days and North American inventories. Accounts receivable and inventories have been pledged as collateral for the bank indebtedness under general security agreements. At March 29, 2002, availability under the lines of credit amounts to $19.0 million. The lines of credit require annual payment of an undisbursed revolving commitment fee equal to .125% of the unutilized available balance. The borrowings require, among other things, the Company to maintain specified financial ratios, such as minimum EBITDA, limitation of capital expenditures not greater than $20.0 million per year and seek consent of the bank for payment of dividends, acquisitions and divestitures. As at March 29, 2002, the Company was in breach of one of the financial covenants, the interest coverage ratio, for which no borrowings were made under the facility. The bank issued a waiver of this non-compliance, which would allow the Company to draw on the line of credit if needed. In April 2002, the Company is reviewing the terms of its lines of credit with the lenders.

5.   Stockholders' Equity

Capital stock

The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During the three months ended March 29, 2002, 47,045 shares of common stock were issued pursuant to share options exercised for proceeds of $0.2 million.

Accumulated other comprehensive loss

At March 29, 2002, accumulated other comprehensive loss was comprised of an unrealized gain of $0.6 million (net of tax of $0.4 million) on cash flow hedging instruments and accumulated foreign currency translation adjustments of ($11.2 million). At December 31, 2001, accumulated other comprehensive loss was comprised of an unrealized gain on cash flow hedging instruments of $0.8 million (net of tax of $0.6 million) and accumulated foreign currency translation adjustments of ($11.0 million).

The components of comprehensive income (loss) are as follows:

                                                                        Three months ended
                                                                   ------------------------------
                                                                   March 29,            March 30,
                                                                     2002                 2001
                                                                   ---------            ---------
    Net income (loss)..........................................     $(6,620)            $ 4,779
    Other comprehensive income (loss)
         Cumulative effect of change in accounting
            policy for cash flow hedges........................         --                 (164)
         Realized (gain) loss on cash flow hedging
            instruments, net of tax of $567 (March 30,
            2001 - $0) (note 7)................................        (793)                164
         Unrealized gain on cash flow hedging
            instruments, net of tax of $435 (note 7)...........         606                 --
         Foreign currency translation adjustments..............        (182)             (2,655)
         Change in unrealized loss on equity
         securities, net of tax of $562........................         --               (1,043)
                                                                    -------             -------
    Comprehensive income (loss)                                     $(6,989)            $ 1,081
                                                                    =======             =======

Net income (loss) per common share

Basic net income (loss) per common share was computed by dividing net income
(loss) by the weighted-average number of common shares outstanding during the period. For diluted net income (loss) per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method. As a result of the net loss for the three months ended March 29, 2002, the effect of converting options was anti-dilutive.

Common and common share equivalent disclosures are:

                                                                        Three months ended
                                                                   ------------------------------
                                                                   March 29,            March 30,
                                                                     2002                 2001
                                                                   ---------            ---------
    Weighted average common shares outstanding..................    40,589               40,217
    Dilutive potential common shares............................       --                   744
                                                                    ------               ------
    Diluted common shares.......................................    40,589               40,961
                                                                    ======               ======

At March 29, 2002, the Company had options and warrants outstanding entitling holders to up to 3,935,280 and 51,186 common shares, respectively.

6.   Related Party Transactions

The Company recorded sales revenue from Sumitomo Heavy Industries, Ltd., a significant shareholder, of $0.4 million in the three months ended March 29, 2002 and $1.7 million in the three months ended March 30, 2001 at amounts and terms approximately equivalent to third-party transactions. Transactions with Sumitomo are at normal trade terms. Receivables from Sumitomo of $0.3 million and $1.3 million as at March 29, 2002 and March 30, 2001, respectively, are included in accounts receivable on the balance sheet.

In January of 2001, the Company made an investment of $2.0 million in a technology fund, managed by OpNet Partners, L.P. During the three months ended March 29, 2002, the Company received sixty-five percent (65%), or

$1.3 million, of the investment. The remaining investment made by the Company continues to be maintained in OpNet Partners private investment portfolio. Richard B. Black, a member of the Company's Board of Directors, is a General Partner for OpNet Partners, L.P. This investment is reflected in other assets on the balance sheet.

The Company has an Agreement with V2Air LLC relating to the use of the LLC aircraft for Company purposes. The Company's President and Chief Executive Officer, Charles D. Winston owns the V2Air LLC. Pursuant to the terms of the Agreement, the Company is required to reimburse the V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the three months ended March 29, 2002, the Company reimbursed V2Air LLC approximately $34 thousand under the terms of the Agreement.

7.   Financial Instruments

Cash equivalents and short-term investments

At March 29, 2002, the Company had $73.7 million invested in cash equivalents denominated in U.S. dollars with maturity dates between March 30, 2002 and June 12, 2002. At December 31, 2001, the Company had $79.8 million invested in cash equivalents denominated in U.S. dollars with maturity dates between January 7, 2002 and March 1, 2002. Cash equivalents, stated at amortized cost, approximate fair value.

At March 29, 2002, the Company had $56.3 million invested in short-term investments denominated in U.S. dollars with maturity dates between April 4, 2002 and April 25, 2003. This $56.3 million includes $19 million to be pledged as security and classified as long-term in connection with the operating leases discussed in note 9. At December 31, 2001, the Company had $43.5 million invested in short-term investments denominated in U.S. dollars with maturity dates between January 24, 2002 and May 6, 2002. The carrying value of short-term investments approximates fair value.

Derivative financial instruments

At March 29, 2002, the Company had seven foreign exchange forward contracts to purchase $14.8 million U.S. dollars with an aggregate fair value gain of $0.6 million after-tax recorded in accumulated other comprehensive income and maturing between April 15, 2002 and August 15, 2002. At December 31, 2001, the Company had eight foreign exchange forward contracts to purchase $17.8 million U.S. dollars and one foreign exchange option contract to purchase $6.5 million U.S. dollars with an aggregate fair value gain of $0.8 million after-tax recorded in accumulated other comprehensive income and maturing at varying dates in 2002.

8.   Restructuring and other

Restructuring charges

2002

In connection with a restructuring plan to align the Company's manufacturing costs and operating expenses with the prevailing economic environment, the Company recorded a pre-tax restructuring charge of $2.7 million during the first quarter of fiscal 2002. The Company is consolidating the Electronics systems business from its facility in Kanata, Ontario into the Company's existing systems manufacturing facility in Wilmington, MA. In addition, Kanata's laser sources business will transfer to the Company's Rugby, UK facility. Restructuring provisions relate to severance and benefits of $2.2 million for the termination of approximately 90 employees, $0.3 million for the write-off of furniture, equipment and system software, and $0.2 million for plant closure and other related costs.

A non-cash draw-down of $0.3 million has been applied against the provision for asset write-offs, resulting in a remaining provision balance of $2.4 million as at March 29, 2002.

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

Cumulative cash draw-downs of approximately $0.6 million and a non-cash draw-down of $0.7 million have been applied against the provision, resulting in a remaining provision balance of $2.1 million as at March 29, 2002.

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

Cumulative cash draw-downs of $5.8 million, reversal of $0.5 million for restructuring costs that will not be incurred and a non-cash draw-down of $2.6 million have been applied against the provision, resulting in a remaining provision balance of $6.2 million as at March 29, 2002.

The following table summarizes changes in the restructuring provision included in other accrued expenses on the balance sheet.

    (in millions)                               Total      Severance      Facilities      Other
                                                -----      ---------      ----------      -----
    Provision at December 31, 2001.........     $ 8.9       $  0.9           $ 8.0         $--
    Cash draw-downs during Q1 2002.........      (0.6)        (0.2)           (0.4)         --
    Charge during Q1 2002..................       2.7          2.2             0.3          0.2
    Non-cash draw-down during Q1 2002......      (0.3)         --             (0.3)         --
                                                -----       ------           -----         ----
    Provision at March 29, 2002............     $10.7       $  2.9           $ 7.6         $0.2
                                                -----       ------           -----         ----

Other

During the first quarter of 2001, the Company adjusted an accrual related to litigation with Electro Scientific Industries, Inc. and recorded a benefit of $1.4 million. On April 17, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the U.S. District Court for the Northern District of California in a patent infringement action filed by Electro Scientific Industries, Inc. See Note 9.

9.   Commitments and Contingencies

Operating Leases

The Company leases two facilities under operating lease agreements that expire in 2003. At the end of the initial lease term, these leases require the Company to provide for a residual value guarantee of the first 85% of any loss the lessor may incur on its $19.1 million investment in the building, which may become payable by the Company upon the termination of the transaction, or the Company may exercise its option to purchase the facilities for approximately $19 million. As of March 29, 2002, residual value guarantees in connection with these leases totaled approximately $16 million. Upon termination of the leases, the Company expects the fair market value of the leased properties to reduce substantially the payment under the residual value guarantees and, during the fourth quarter of fiscal 2000, the Company took a charge of $6 million associated with restructuring for excess capacity at the two leased facility locations, including the estimated residual value guarantees. The lease agreement requires, among other things, the Company to maintain specified quarterly financial ratios and conditions. As at March 29, 2002, the Company was in breach of the fixed charge coverage ratio and the lessor has provided a waiver of this and any future financial covenant defaults, provided the Company grants the lessor a first priority continuing security interest in and lien on approximately $19 million of the Company's deposit account to be maintained, with the administrative agent for the lease, until the Company's obligations under the leases are paid in full. This item is reflected on the balance sheet as other investment.

Legal proceedings and disputes

Electro Scientific Industries, Inc. v. GSI Lumonics, Inc. et al. On March 16, 2000, Electro Scientific Industries, Inc. filed an action for patent infringement in the United States District Court for the Central District of California against the Company and Dynamic Details Inc., an unrelated party that is one of the Company's customers. Electro Scientific alleged that the Company offered to sell and import into the United States the GS-600 high speed laser drilling system and that Dynamic Details possessed and used a GS-600 System. It further alleged that Dynamic Details' use of the GS-600 laser system infringed Electro Scientific's U.S. patent 5,847,960 and that the Company had actively induced the infringement of, and contributorily infringed, the patent. Electro Scientific sought an injunction, unspecified damages, trebling of those damages, and attorney fees. GSI Lumonics indemnified Dynamic Details with respect to these allegations. On August 14, 2001, the United States District Court for the Central District of California granted the Company's motion for summary judgment of non-infringement and denied Electro Scientific's motion for summary judgment of infringement. In the ruling, the Court concluded that the GS-600 system did not literally infringe the asserted claims of the alleged Electro Scientific patent, nor did it infringe under the doctrine of equivalents. On September 7, 2001, Electro Scientific appealed the District Court's decision on the summary judgment motions. The Company intends to vigorously contest Electro Scientific's appeal.

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

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of these claims will have a material adverse effect upon the Company's financial conditions or results of operations but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect upon the Company's financial condition or results of operations.

10.  Segment Information

General description

During the fourth quarter of fiscal 2001, the Company changed the way it manages its business to reflect a growing focus on providing precision optics and laser systems to its customers. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution. Segment information for the 2001 year has been restated to conform to the current year's presentation.

The Executive Committee ("EC") is the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. The EC evaluates financial performance based on measures of profit or loss from operations before income taxes excluding the impact of amortization of purchased intangibles, restructuring and other, interest income, interest expense, and foreign exchange transaction gains (losses). Certain corporate- level operating expenses, including sales, marketing, finance, and administrative expenses, are not allocated to operating segments. The EC does not review asset information on a segmented basis. Intersegment sales are based on fair market values. All intersegment profit, including any unrealized profit on ending inventories, is eliminated on consolidation.

GSI Lumonics operations include two reportable operating segments: the Laser Systems segment (Laser Systems); and the WavePrecision segment (WavePrecision). Laser Systems designs, develops, manufactures and markets laser-based advanced manufacturing systems and components as enabling tools for a wide range of high-technology applications, including computer-chip memory repair processing, wafer and die marking, inspection systems for solder paste and component placement on surface-mount printed circuits, via drilling of printed circuit boards, hybrid circuit trim, circuit trim on silicon, and laser printing for medical applications. Major markets for its products include the semiconductor and electronics industries. WavePrecision provides precision optics for Dense Wave Division Multiplexing networks. Major markets for its products include the telecommunications industry.

Segments

Information on reportable segments is as follows:

                                                          Three months ended
                                                       -------------------------
                                                       March 29,      March 30,
                                                         2002           2001
Sales                                                  ---------      ---------
   Laser Systems..................................     $ 34,448        $81,206
   WavePrecision..................................        2,555          6,961
   Intersegment sales elimination.................         (115)          (460)
                                                       --------        -------
      Total.......................................     $ 36,888        $87,707
                                                       ========        =======
Segment income (loss) from operations
   Laser Systems..................................     $ (1,638)       $ 7,903
   WavePrecision..................................       (1,113)         1,798
                                                       --------        -------
      Total by segment............................       (2,751)         9,701

Unallocated amounts:
   Corporate expenses.............................        4,335          3,175
   Amortization of purchased intangibles..........        1,278          1,333
   Restructuring and other........................        2,745         (1,400)
                                                       --------        -------
      Income (loss) from operations...............     $(11,109)       $ 6,593
                                                       ========        =======


                                                                As at
                                                       ------------------------
                                                       March 29,    December 31,
                                                         2002           2001
Assets                                                 ---------    ------------
Laser Systems.....................................     $103,968       $115,387
WavePrecision.....................................       11,027         11,506
Corporate.........................................      215,256        209,794
                                                       --------       --------
   Total assets...................................     $330,251       $336,687
                                                       ========       ========

Total assets for corporate include treasury controlled, income tax, other and intangible assets.

Geographic segment information

The Company attributes revenues to geographic areas on the basis of the customer location. Long-lived assets are attributed to geographic areas in which Company assets reside.

    (in millions)                                       Three months ended
                                               ---------------------------------
                                               March 29, 2002     March 30, 2001
                                               --------------     --------------
    Revenues from external customers:
       United States......................     $24.1       65%    $36.4      41%
       Canada.............................       0.8        2%      6.8       8%
       Europe.............................       6.3       17%     20.8      24%
       Japan..............................       2.5        7%     14.0      16%
       Asia-Pacific, other................       3.1        9%      9.1      10%
       Latin and South America............       0.1        0%      0.6       1%
                                                ----              -----
           Total..........................     $36.9      100%    $87.7     100%
                                               =====              =====

                                                             As at
                                               ---------------------------------
                                               March 29, 2002  December 31, 2001
                                               --------------  -----------------
    Long-lived assets:
       United States......................     $28.3              $29.7
       Canada.............................       8.9                9.4
       Europe.............................      11.0               11.5
       Japan..............................       0.6                0.7
       Asia-Pacific, other................       0.2                0.2
                                               -----              -----
           Total..........................     $49.0              $51.5
                                               =====              =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (in United States dollars, and in accordance with U.S. GAAP)

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

Highlights for the Three Months Ended March 29, 2002 and Outlook

     o Sales for the quarter dropped to $36.9 million from $42.4 million in the fourth quarter of 2001 and $87.7 million in the first quarter of 2001.
     o Net loss for the quarter was $6.6 million and net loss per share was $0.16 compared to net income of $4.8 million and $0.12 diluted net income per share in the first quarter of last year.
     o Orders were $43 million in the first quarter of 2002 compared to $35 million in the fourth quarter of 2001 and $82 million in the first quarter of 2001. During the first quarter of 2002, the Company received over $12 million in orders from three separate customers for its new memory processing systems, the M430. Ending backlog was $57 million as compared with $50 million at the end of the fourth quarter of last year and $114 million at the end of the first quarter of last year.
     o The change in cash, cash equivalents, short-term and other investments for the first quarter of 2002 was an increase of $6.1 million. Cash, cash equivalents, and short-term investments were $152.6 million (this includes $19 million to be pledged as security in connection with operating leases) at March 29, 2002.

Our current work plan is to streamline our business around our core markets in order to align our cost structure to the current market conditions and strengthen our financial position. In conjunction with this plan, we recorded a pre-tax restructuring charge of $2.7 million during the first quarter of fiscal 2002 related to consolidating our Electronics systems business from its facility in Kanata, Ontario into the Company's existing systems manufacturing facility in Wilmington, MA. In addition, Kanata's laser sources business will transfer to the Company's Rugby, UK facility. Restructuring provisions relate to severance and benefits for the termination of approximately 90 employees, the write-off of assets, and for plant closure and other related costs. Savings from this consolidation are expected to fully cover the cost within the rest of fiscal 2002. The Company is committed to a series of cost reductions. However, the investment in new product development will not be impacted by these actions, as we believe this is critical to the Company's success going forward.

The Company announced a new product during the quarter. The TrimSmart(TM) EP1000 Laser Trimmer, for use in the adjustment of passive components within the inner layers of multi-layer printed circuit boards, was introduced in March. This new manufacturing tool meets the demands of a processing change designed to permit greater functionality to be attained within a smaller board size -- a key driver for the next generation of personal electronic devices.

We anticipate operating results for the second and third quarters of this fiscal year to be similar to the first quarter just ended. We expect losses to decline as we feel the positive impact of previously announced restructuring and operating charges taken over the past nine months. We expect gross margins will improve as a result of plant consolidations and favorable product mix, and operating expenses will decline compared to levels experienced in fiscal 2001. However, the Company may elect to use some of its cash resources over the next several quarters to accelerate the development of certain products related to new process technologies, that are seeing increasing interest from prospective customers. These include products addressing the transition to 300mm wafers, copper interconnects, chip scale packaging and production of next generation printed circuit boards.

Results of Operations

The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

                                                          Three months ended
                                                        ----------------------
                                                        March 29,    March 30,
                                                          2002         2001
                                                        ---------    ---------
Sales...............................................     100.0%        100.0%
Cost of goods sold..................................      66.7          61.1
                                                         -----         -----
Gross profit........................................      33.3          38.9
Research and development............................      15.8           8.0
Selling, service and administrative.................      36.7          23.5
Amortization of purchased intangibles ..............       3.5           1.5
Restructuring and other.............................       7.4          (1.6)
                                                         -----         -----
Income (loss) from operations.......................     (30.1)          7.5
Interest income.....................................       1.7           1.4
Interest expense....................................      (0.3)         (0.1)
Foreign exchange transaction gains (losses).........       1.0          (0.2)
                                                         -----         -----
Income (loss) before income taxes...................     (27.7)          8.6
Income tax provision (benefit)......................      (9.8)          3.1
                                                         -----         -----
Net income (loss)...................................     (17.9)%         5.5%
                                                         =====         =====

Commencing in the first quarter of 2002, we classify technical support and service management costs as selling, service and administrative expenses. In prior years, we classified these costs as cost of goods sold and such costs have been reclassified in the comparative statement of operations. Field service management costs were $1.5 million or 4.0% of sales and $1.6 million or 1.8% of sales during the three months ended March 29, 2002 and March 30, 2001, respectively.

Sales by Market. The following table sets forth sales to our primary markets for the first three months of 2002 and 2001.

                                                       Three months ended
                                                --------------------------------
(in millions)                                   March 29, 2002    March 30, 2001
                                                --------------    --------------
                                                         % of              % of
                                                Sales    Total    Sales    Total
                                                -----    -----    -----    -----
Semiconductor...............................     $8.4     23%     $30.6     35%
Electronics.................................      6.5     18       26.1     30
Medical.....................................     10.2     28        8.5     10
Components..................................      5.2     14        7.9      9
Optics......................................      2.4      6        6.5      7
Other.......................................      4.2     11        8.1      9
                                                -----    ---      -----    ---
   Total....................................    $36.9    100%     $87.7    100%
                                                =====    ===      =====    ===

Sales for the three months ended March 29, 2002 decreased substantially compared to the same period in 2001, primarily due to the significant downturn in the markets we serve, especially in the semiconductor and electronics markets, and the impact of reduced and/or deferred capital spending by our customers due to excess of manufacturing capacity and their customers' excess inventories of components. Following a period of strong economic conditions in 1999 and 2000, we saw tighter capital markets and a rapid and severe slowdown in the economy resulting in lower capital spending. However, the decline in bookings over the past four quarters seems to have slowed and we are beginning to experience some increase in bookings, mainly in the semiconductor and medical markets.

Semiconductor systems sales for the first quarter of 2002 decreased by $22.2 million compared to the same period of 2001 and electronic systems sales decreased by $19.6 million due to the decline in market conditions since the middle of 2000. In particular, the decline in semiconductor sales was due primarily to a weakness in demand for semiconductor marker and trim-and-test products, offset by significant growth in our memory repair applications. With respect to the electronics market, the decline in sales was due primarily to weakness in demand for our laser drilling, electronics marker, circuit trim and SMT applications. Sales to the medical market increased by $1.7 million as the markets for our printing and imaging applications have remained relatively strong through the economic downturn that has negatively impacted other areas of our business. Sales of components for the first quarter of 2002 decreased by $2.7 million compared to the same period of 2001 due to general economic conditions. Sales of optics for the first quarter of 2002 decreased by $4.1 million compared to the same period of 2001 due to a sharp decline in sales to the telecommunications market. Sales to the other markets (including aerospace, packaging and automotive) decreased by $3.9 million from the same period of 2001.

Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: the United States; Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Revenues are attributed to these geographic areas on the basis of customer location. The following table shows sales to each geographic region for the first three months of 2002 and 2001.

                                                       Three months ended
                                                --------------------------------
(in millions)                                   March 29, 2002    March 30, 2001
                                                --------------    --------------
                                                         % of              % of
                                                Sales    Total    Sales    Total
                                                -----    -----    -----    -----
United States..............................     $24.1      65%    $36.4      41%
Canada.....................................       0.8       2       6.8       8
Europe.....................................       6.3      17      20.8      24
Japan......................................       2.5       7      14.0      16
Asia-Pacific, other........................       3.1       9       9.1      10
Latin and South America....................       0.1       0       0.6       1
                                                -----     ---     -----     ---
   Total...................................     $36.9     100%    $87.7     100%
                                                =====     ===     =====     ===

Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Order backlog at March 29, 2002 was $57 million compared to $114 million at March 30, 2001 and $50 million at December 31, 2001, with over 54% in the semiconductor and electronics market, 17% in the medical market and 17% in the components market.

Gross Margin. Gross margin was 33.3% in the three months ended March 29, 2002 compared to 38.9% in the same period of 2001. Gross margins reflect the impact of the economic downturn and fixed manufacturing costs and inventory loss provisions during a period of lower product and service volumes.

Research and Development Expenses. Research and development expenses, net of government assistance, for the three months ended March 29, 2002 were 15.8% of sales or $5.8 million compared with 8.0% of sales or $7.0 million in the three months ended March 30, 2001. The decrease reflects the impact of initiatives undertaken by us to focus our spending on key potential growth areas, as well as the divestiture of the Laserdyne and Custom Systems product lines in the second quarter of 2001 in order to focus on our core technologies. During the first quarter of 2002, research and development activities focused on products targeted at the semiconductor, electronics and telecommunications markets.

Selling, Service and Administrative Expenses. Selling, service and administrative expenses were 36.7% of sales or $13.5 million in the three months ended March 29, 2002, compared with 23.5% of sales or $20.6 million in the three months ended March 31, 2001. The decrease reflects the impact of restructuring activities, lower sales, divested product lines, cost reduction measures, mandatory factory shut down days and other cost savings initiatives undertaken in fiscal 2001.

Amortization of Purchased Intangibles. Amortization of purchased intangibles was 3.5% of sales or $1.3 million primarily as a result of amortizing intangible assets from acquisitions.

Restructuring and other. In connection with a restructuring plan to align the Company's manufacturing costs and operating expenses with the prevailing economic environment, the Company recorded a pre-tax restructuring charge of $2.7 million or 7.4% of sales during the first quarter of fiscal 2002. We are consolidating the Electronics systems business from its facility in Kanata, Ontario into the Company's existing systems manufacturing facility in Wilmington, MA. In addition, Kanata's laser sources business will transfer to the Company's Rugby, UK facility. Restructuring provisions relate to severance and benefits of $2.2 million for the termination of approximately 90 employees, $0.3 million for the write-off of furniture, equipment and system software, and $0.2 million for plant closure and other related costs.

During the first quarter of 2001, the Company adjusted an accrual related to litigation with Electro Scientific Industries, Inc. and recorded a benefit of $1.4 million or 1.6% of sales. On April 17, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the U.S. District Court for the Northern District of California in a patent infringement action filed by Electro Scientific Industries, Inc.

Interest Income. Interest income was $0.6 million in the three months ended March 29, 2002, compared to $1.3 million in the three months ended March 30, 2001. The decrease was due to a significant decline in interest rates over the past year, partially offset by an increase in the average investment balance compared to 2001.

Interest Expense. Interest expense was $0.1 million in the three months ended March 29, 2002, compared to $0.1 million in the three months ended March 30, 2001.

Income Taxes. The effective tax rate was 35.2% for the first quarter of 2002, compared with 36.5% in the same period in 2001 and 34.6% for fiscal 2001. Our tax rate reflects the estimated effective annual rate.

Net Income (Loss). As a result of the foregoing factors, net loss for the first quarter of 2002 was $6.6 million, compared with net income of $4.8 million in the same period in 2001.

Segment Results of Operations

Our customers and markets continue to evolve. As a result, during the fourth quarter of fiscal 2001, we changed the way we manage our business to reflect a growing focus on providing precision optics and laser systems to our customers. Financial information by segment is reported on the new basis for the 2001 Annual Report and on a quarterly basis commencing in the three months ended March 29, 2002.

Our operations include two reportable operating segments: the Laser Systems segment (Laser Systems); and the WavePrecision segment (WavePrecision). Laser Systems designs, develops, manufactures and markets laser-based advanced manufacturing systems and components as enabling tools for a wide range of high-technology applications, including computer-chip memory repair processing, wafer and die marking, inspection systems for solder paste and component placement on surface-mount printed circuits, via drilling of printed circuit boards, hybrid circuit trim, circuit trim on silicon, and laser printing for medical applications. Major markets for its products include the semiconductor and electronics industries. WavePrecision provides precision optics for Dense Wave Division Multiplexing networks. Major markets for its products include the telecommunications industry.

The following table sets forth sales by reportable segment for the first three months of 2002 and 2001.

                                                           Three months ended
                                                         -----------------------
                                                         March 29,     March 30,
                                                           2002           2001
                                                         ---------     ---------
Sales
Laser Systems.......................................      $34,448       $81,206
WavePrecision.......................................        2,555         6,961
Intersegment sales elimination......................         (115)         (460)
                                                          -------       -------
   Total............................................      $36,888       $87,707
                                                          =======       =======

Segment income (loss) from operations
Laser Systems.......................................      $(1,638)      $ 7,903
WavePrecision.......................................       (1,113)        1,798
                                                          -------       -------
   Total by segment.................................      $(2,751)      $ 9,701
                                                          =======       =======

Sales of the Laser Systems segment are discussed under Sales by Market and represent all market sectors, except optics. WavePrecision sells to the optics market. Loss from operations in both segments for the three months ended March 29, 2002 resulted from the significant downturn in the markets they serve.

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. There is no change in our critical accounting policies included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Form 10-K for the year ended December 31, 2001.

Liquidity and Capital Resources

Cash and cash equivalents totaled $96.2 million at March 29, 2002 compared to $103.0 million at December 31, 2001. In addition, short-term investments were $56.3 million at March 29, 2002 compared to $43.5 million at December 31, 2001. This $56.3 million includes $19 million to be pledged as security and classified as long-term in connection with the operating leases discussed in note 9 to the financial statements.

Cash flows provided by operating activities for the first three months of 2002 were $1.9 million, compared to $20.2 million that was used by operating activities during the same period in 2001. Net income, after adjustment for non-cash items, used cash of $3.7 million in the first quarter of 2002. Decreases in accounts receivable, inventories and other current assets provided $11.7 million. This was offset by a decrease in current liabilities using $6.1 million. In the first quarter of 2001, net income, after adjustment for non-cash items, provided cash of $7.4 million. Decreases in accounts receivable and other current assets provided $9.3 million, offset by inventories using $5.1 million and current liabilities using $31.8 million. The use of cash by current liabilities was due primarily to the payment of taxes in March 2001 on the gain on sale of the Life Sciences business recognized in October of 2000.

Cash flows used in investing activities were $11.8 million during the first three months ended March 29, 2002, primarily from net purchases of $12.8 million of short-term and other investments and $0.6 million of property, plant and equipment. This was offset by a $1.6 million reduction of other assets. In the first quarter of 2001, investing activities used $15.2 million, primarily from net purchases of $8.1 million of short-term investments and $7.1 million of property, plant and equipment and other assets.

Cash flows provided by financing activities during the first three months ended March 29, 2002 were $3.2 million, compared to $0.3 million used during the same period in 2001.

We have lines of credit at March 29, 2002 of approximately $32.9 million denominated in Canadian dollars, US dollars, UK Pound sterling, Euro and Japanese yen that are available for general purposes. As at March 29, 2002, approximately $13.9 million of our lines of credit were in use, representing $9.0 million borrowings in Japan and

$4.9 million bank guarantees and outstanding letters of credit. The lines of credit are due on demand and bear interest based on the prime rate. Borrowings are limited to the sum of eligible accounts receivable under 90 days and North American inventories. Accounts receivable and inventories have been pledged as collateral for the bank indebtedness under general security agreements. At March 29, 2002, we had availability under the lines of credit amounting to $19.0 million. The lines of credit require annual payment of an undisbursed revolving commitment fee equal to .125% of the unutilized available balance. The borrowings require, among other things, our Company to maintain specified financial ratios, such as minimum EBITDA, limitation of capital expenditures not greater than $20.0 million per year and seek consent of the bank for payment of dividends, acquisitions and divestitures. As at March 29, 2002, the Company was in breach of one of the financial covenants, the interest coverage ratio, for which no borrowings were made under the facility. The bank issued a waiver of this non-compliance, which would allow the Company to draw on the line of credit if needed.

With the outstanding lines of credit scheduled to expire in April and May 2002, the Company is negotiating new lines of credit and expects to allow unused portions of the existing credit lines to expire, reducing the total amount of credit to approximately $24.0 million, with terms including removal of the pledge of accounts receivable and inventories as collateral, no stand by fees, the addition of a tangible net worth covenant and granting the lenders a security interest in short-term deposits totaling approximately 125% of any borrowings.

We believe that existing cash balances, together with cash generated from operations and available bank lines of credit, will be sufficient to satisfy anticipated cash needs to fund working capital and investments in facilities and equipment.

We lease certain equipment and facilities under operating lease agreements that expire through 2013. At the end of the initial lease term in 2003, two of these facility leases require the Company to provide for a residual value guarantee of the first 85% of any loss the lessor may incur on its $19.1 million investment in the building, which may become payable by the Company upon the termination of the transaction, or the Company may exercise its option to purchase the facilities for approximately $19 million. As at March 29, 2002, residual value guarantees in connection with these leases totaled approximately $16 million. Upon termination of the leases, we expect the fair market value of the leased properties to reduce substantially the payment under the residual value guarantees and, during the fourth quarter of fiscal 2000, we took a charge of $6 million associated with restructuring for excess capacity at the two leased facility locations, including the estimated residual value guarantees. The lease agreement requires, among other things, the Company to maintain specified quarterly financial ratios and conditions. As at March 29, 2002, the Company was in breach of the fixed charge coverage ratio and the lessor has provided a waiver of this and any future financial covenant defaults, provided the Company grants the lessor a first priority continuing security interest in and lien on approximately $19 million of the Company's deposit account to be maintained, with the administrative agent for the lease, until the Company's obligations under the leases are paid in full. This item is reflected on the balance sheet as other investment.

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

Proprietary Rights; Infringement Claims. If we cannot protect or lawfully use our proprietary technology, we may not be able to compete successfully. We protect our intellectual property through patent filings, confidentiality agreements and the like. However, these methods of protection are uncertain and costly. In addition, we may face allegations that we are violating the intellectual property rights of third parties. These types of allegations are common in the industry. Claims or litigation could seriously harm our business or require us to incur significant costs whether or not such claims are substantiated in the courts. We are subject to litigation from time to time, some of which is material to our business. If, in any of these actions, there is a final adverse ruling against us, it could seriously harm our business and have a material adverse effect on our operating results and financial condition, as well as having a significant negative impact on our liquidity. Among other things, we are currently subject to the claims and actions referred to in note 9 to the consolidated financial statements in this report.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments and debt obligations. At March 29, 2002, the Company had $73.7 million invested in cash equivalents and $56.3 million (this includes $19.0 million to be pledged as security in connection with operating leases) invested in short-term investments. Due to the average maturities and the nature of the investment portfolio, a change in interest rates is not expected to have a material effect on the value of the portfolio. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

Foreign Currency Risk. We have substantial sales and expenses and working capital in currencies other than U.S. dollars. As a result, we have exposure to foreign exchange fluctuations, which may be material. To reduce the Company's exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. We have a foreign currency hedging program using currency forwards and currency options to hedge exposure to foreign currencies. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. We do not currently use currency forwards or currency options for trading purposes. At March 29, 2002, we had seven foreign exchange forward contracts to purchase $14.8 million US dollars with an aggregate fair value after-tax gain of $0.6 million recorded in accumulated other comprehensive income and maturing between April 15, 2002 and August 15, 2002.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          See the description of legal proceedings in Note 9 to the Consolidated Financial Statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   List of Exhibits

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

99 Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles

99.1 Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement

b)   Reports on Form 8-K

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

GSI Lumonics Inc.
(Registrant)

Name                        Title                                 Date
-----------------------     ---------------------------------     --------------

/s/ CHARLES D. WINSTON      Director and Chief Executive          April 26, 2002
----------------------      Officer (Principal Executive
Charles D. Winston          Officer)

/s/ THOMAS R. SWAIN         Vice President Finance and Chief      April 26, 2002
----------------------      Financial Officer (Principal
Thomas R. Swain             Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION                                                                      PAGE
-----------    -----------                                                                      ----
99             Selected Consolidated Financial Statements and Notes in U.S. Dollars and in
                  accordance with Canadian Generally Accepted Accounting Principles             26-37
99.1           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations - Canadian Supplement                                              38-39