Form 10-Q
period 2002-06-28
GSI LUMONICS INC
filed 2002-08-15
CIK 1076930

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 28, 2002

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

             39 Auriga Drive,
         Nepean, Ontario, Canada                                   K2E 7Y8
 (Address of principal executive offices)                        (Zip Code)

                                 (613) 224-4868
              (Registrant's telephone number, including area code)

                                ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]


As at August 9, 2002, there were 40,699,519 shares of the Common Stock of GSI Lumonics Inc., no par value, issued and outstanding.

                                GSI LUMONICS INC.

                                TABLE OF CONTENTS


Item No.                                                                                 Page No.
--------                                                                                 --------
PART I - FINANCIAL INFORMATION ........................................................     3

  ITEM 1.  FINANCIAL STATEMENTS .......................................................     3
           CONSOLIDATED BALANCE SHEETS (unaudited) ....................................     3
           CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) ..........................     4
           CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) ..........................     5
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (unaudited) .............................................................     6
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS .......................................    15

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK ...............................................................    27

PART II - OTHER INFORMATION ...........................................................    28

   ITEM 1.    LEGAL PROCEEDINGS .......................................................    28

   ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS ....................    28

   ITEM 5.    OTHER INFORMATION .......................................................    28

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K ........................................    29

SIGNATURES ............................................................................    30


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                GSI LUMONICS INC.
                     CONSOLIDATED BALANCE SHEETS (unaudited)
       (U.S. GAAP and in thousands of U.S. dollars, except share amounts)


                                                                                      June 28,        December 31,
                                                                                        2002              2001
                                                                                     ---------        ------------
                                      ASSETS
                                      ------
Current

   Cash and cash equivalents ......................................................  $  95,487            $102,959
   Short-term investments .........................................................     44,088              43,541
   Accounts receivable, less allowance of $3,286 (December 31, 2001 - $3,034) .....     32,341              39,919
   Income taxes receivable ........................................................      4,342               9,224
   Inventories ....................................................................     57,723              57,794
   Deferred tax assets ............................................................     14,089              15,097
   Other current assets ...........................................................      5,085               8,528
                                                                                     ---------         -----------
       Total current assets .......................................................    253,155             277,062

Property, plant and equipment, net of accumulated depreciation of $21,373
   (December 31, 2001 - $20,575) ..................................................     29,445              32,482
Deferred tax assets ...............................................................      6,191               6,537
Other assets ......................................................................      3,179               1,539
Other investment (note 9) .........................................................     18,924                   -
Intangible assets, net of amortization of $13,635
   (December 31, 2001 - $11,857) ..................................................     15,996              19,067
                                                                                     ---------         -----------
                                                                                      $326,890            $336,687
                                                                                     =========         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current

   Bank indebtedness ...............................................................  $  9,735           $   6,171
   Accounts payable ................................................................    13,298              10,839
   Accrued compensation and benefits ...............................................     8,331               7,515
   Other accrued expenses ..........................................................    23,377              25,096
   Current portion of long-term debt ...............................................     2,654               2,654
                                                                                     ---------         -----------
       Total current liabilities ...................................................    57,395              52,275

Deferred compensation ..............................................................     2,080               2,082
                                                                                     ---------         -----------
       Total liabilities ...........................................................    59,475              54,357
Commitments and contingencies (note 9)
Stockholders' equity

   Common shares, no par value; Authorized shares: unlimited; Issued and
      outstanding: 40,686,383 (December 31, 2001 - 40,556,130) .....................   304,224             303,504
   Additional paid-in capital ......................................................     2,592               2,592
   Deficit .........................................................................   (31,278)            (13,546)
   Accumulated other comprehensive loss ............................................    (8,123)            (10,220)
                                                                                     ---------         -----------
       Total stockholders' equity ..................................................   267,415             282,330
                                                                                     ---------         -----------
                                                                                      $326,890            $336,687
                                                                                     =========         ===========

    The accompanying notes are an integral part of these financial statements

                                GSI LUMONICS INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
     (U.S. GAAP and in thousands of U.S. dollars, except per share amounts)


                                                              Three months ended                Six months ended
                                                           --------------------------        -------------------------
                                                            June 28,         June 29,        June 28,         June 29,
                                                             2002             2001            2002             2001
                                                           ---------        ---------       ---------        ---------
Sales .................................................    $ 39,664         $76,542         $ 76,552         $164,249

Cost of goods sold ....................................      26,955          45,625           51,570           99,199
                                                           ---------        ---------       ---------        --------
Gross profit ..........................................      12,709          30,917           24,982           65,050

Operating expenses:
     Research and development .........................       5,044           6,844           10,874           13,818
     Selling, service and administrative ..............      15,631          19,252           29,160           39,885
     Amortization of purchased intangibles ............       1,279           1,331            2,557            2,664
     Restructuring and other ..........................       1,407               -            4,152           (1,400)
                                                           ---------        ---------       ---------        --------
Income (loss) from operations .........................     (10,652)          3,490          (21,761)          10,083

     Other ............................................        (203)              -             (203)               -
     Interest income ..................................         554           1,913            1,199            3,171
     Interest expense .................................        (213)           (439)            (353)            (548)
     Foreign exchange transaction gains (losses) ......      (1,268)            463             (884)             247
                                                           ---------        ---------       ---------        --------
Income (loss) before income taxes .....................     (11,782)          5,427          (22,002)          12,953

Income tax provision (benefit) ........................        (670)          1,842           (4,270)           4,589
                                                           ---------        ---------       ---------        --------
Net income (loss) .....................................    $(11,112)        $ 3,585         $(17,732)         $ 8,364
                                                           ========         =========       ========          =======
Net income (loss) per common share:

        Basic .........................................    $  (0.27)        $  0.09         $  (0.44)         $  0.21
        Diluted .......................................    $  (0.27)        $  0.09         $  (0.44)         $  0.20

Weighted average common shares outstanding (000's) ....      40,638          40,288           40,615           40,251
Weighted average common shares outstanding and dilutive
     potential common shares (000's) ..................      40,638          40,946           40,615           40,952


    The accompanying notes are an integral part of these financial statements

                                GSI LUMONICS INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                  (U.S. GAAP and in thousands of U.S. dollars)



                                                               Three months ended                Six months ended
                                                            --------------------------        -------------------------
                                                            June 28,          June 29,        June 28,         June 29,
                                                              2002             2001            2002             2001
                                                            --------         ---------       --------         ---------
Cash flows from operating activities:

Net income (loss) .......................................   $(11,112)        $  3,585        $(17,732)        $  8,364
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
     Loss on disposal of assets .........................          -                -              62                -
     Stock-based compensation ...........................          -                -               -              200
     Reduction of long-lived assets .....................        800                -           1,130                -
     Depreciation and amortization ......................      2,862            2,883           5,602            6,237
     Deferred income taxes ..............................      2,483            3,955           2,292            3,027
Changes in current assets and liabilities:

     Accounts receivable ................................       (729)           8,037           8,876           17,161
     Inventories ........................................       (180)             567           1,445           (4,554)
     Other current assets ...............................        133           (3,527)            558           (3,380)
     Accounts payable, accrued expenses, and taxes
     (receivable) payable ...............................     11,676          (18,272)          5,586          (50,018)
                                                            --------         --------         -------         --------
Cash provided by (used in) operating activities .........      5,933           (2,772)          7,819          (22,963)
                                                            --------         --------         -------         --------

Cash flows from investing activities:
     Sale of assets .....................................          -            6,000               -            6,000
     Additions to property, plant and equipment .........     (1,365)          (1,394)         (1,987)          (5,027)
     Maturity of short-term investments .................     19,806           28,134          58,874           48,154
     Purchase of short-term investments .................    (26,482)         (32,727)        (78,345)         (60,860)
     Decrease (increase) in other assets ................        477             (466)          2,075           (2,242)
                                                            --------         --------         -------          --------
Cash used in investing activities .......................     (7,564)            (453)        (19,383)         (13,975)
                                                            --------         --------         -------          --------

Cash flows from financing activities:
     Proceeds (payments) of bank indebtedness ...........       (151)            (174)          2,817             (912)
     Issue of share capital .............................        499              276             720              764
                                                            --------         --------         -------         --------
Cash provided by (used in) financing activities .........        348              102           3,537             (148)
                                                            --------         --------         -------         --------

Effect of exchange rates on cash and cash equivalents ...        555              271             555              397
                                                            --------         --------         -------         --------
Decrease in cash and cash equivalents ...................       (728)          (2,852)         (7,472)         (36,689)
Cash and cash equivalents, beginning of period ..........     96,215           80,021         102,959          113,858
                                                            --------         --------         -------         --------
Cash and cash equivalents, end of period ................   $ 95,487         $ 77,169        $ 95,487         $ 77,169
                                                            ========         ========        ========         ========


    The accompanying notes are an integral part of these financial statements

                                GSI LUMONICS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               As of June 28, 2002
       (U.S. GAAP and tabular amounts in thousands of U.S. dollars, except share amounts)

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

Comparative amounts

Certain comparative amounts have been reclassified to conform to the presentation of the financial statements for the quarter ended June 28, 2002.

2.   Inventories

Inventories consist of the following:
                                                  June 28,          December 31,
                                                    2002                2001
                                                  --------          ------------
            Raw materials ......................   $28,116            $29,779
            Work-in-process ....................    11,583              8,028
            Finished goods .....................    10,443             12,918
            Demo inventory .....................     7,581              7,069
                                                   -------            -------
                 Total inventories .............   $57,723            $57,794
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

Intangible assets consist of the following:


                                                         June 28, 2002                    December 31, 2001
                                                   --------------------------          -------------------------
                                                                  Accumulated                        Accumulated
                                                     Cost        Amortization           Cost        Amortization
                                                   --------      ------------         --------      ------------
       Patents and acquired technology .........   $ 10,397         $  (1,942)        $ 10,384          $ (1,429)
       Developed technology ....................     18,210           (11,379)          16,790            (9,380)
       Assembled workforce .....................          -                 -            2,814              (786)
       Trademarks and trade names ..............      1,024              (314)             936              (262)
                                                   --------         ---------         --------         ---------
            Total cost .........................     29,631         $ (13,635)          30,924         $ (11,857)
                                                                    =========                          =========
       Accumulated amortization ................    (13,635)                           (11,857)
                                                   --------                           --------
            Net intangible assets ..............   $ 15,996                           $ 19,067
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

4.    Bank Indebtedness

During the quarter ended June 28, 2002, the Company negotiated new lines of credit with Fleet National Bank ("Fleet") and Canadian Imperial Bank of Commerce ("CIBC") and allowed an unused portion of an existing line of credit with Bank One to expire, reducing the total amount of available credit from $32.4 million at December 31, 2001 to $24.7 million at June 28, 2002. The Company's agreement with Fleet provides for an $8 million line of credit and its agreement with CIBC provides for a $4 million line of credit. The previous $19 million line of credit with CIBC expired on June 28, 2002 and the new CIBC credit facility eliminated the Company's requirement to meet certain financial covenants which were required under the previous credit facility. Marketable securities totaling $14 million have been pledged as collateral for the Fleet and CIBC credit facilities under security agreements. The line of credit with Fleet expires on June 28, 2003 and the new line of credit with CIBC is subject to review by CIBC on May 31, 2003 and if extended, may be cancelled at any time by the Company on appropriate advance notice at no cost, excluding breakage fees relating to the used and outstanding amounts under fixed loan instruments. In addition to the customary representations, warranties and reporting covenants, the borrowings under the Fleet credit facility require the Company to maintain a quarterly minimum tangible net worth of $200 million. A portion of the Company's existing credit facility with Bank One expired and was not renewed. The terms of the remaining credit facility with Bank One provide for an $11.7 million line of credit. Borrowings under the remaining Bank One credit facility are limited to the sum of eligible accounts receivable under 90 days. North American inventories and accounts receivable and inventories have been pledged as collateral for the Bank One credit facility. In addition to the customary representations, warranties and financial reporting requirements, the borrowings under the Bank One credit facility require the Company to seek consent of the bank for the redemption, repurchase or acquisition of Company shares of common stock, the declaration and payment of certain dividends, and the ability to incur borrowed money debt in excess of $10 million. The Company is currently re-negotiating the terms of its remaining line of credit with Bank One. In addition to the credit facilities with Fleet, CIBC and Bank One, the Company has outstanding letters of credit totaling $1.0 million with National Westminster Bank, ABN Amro Bank, Bank One and Fleet.

At June 28, 2002, the Company has approximately $24.7 million denominated in Canadian dollars, US dollars, UK Pound sterling, and Japanese yen that are available for general purposes, under the credit facilities and letters of credit discussed above. Of the available $24.7 million, $13.1 million was in use, consisting of $9.7 million of borrowings in Japan and Rugby, U.K. under the CIBC and Bank One credit facilities and $3.4 million of bank guarantees and outstanding letters of credit under the CIBC credit facility and the various letter of credit arrangements discussed above. The Bank One credit facility is a demand facility with interest based on the bank's Floating Rate and/or Eurodollar Rate. The CIBC credit facility is currently a demand facility with interest based on the prime rate, which will be converted to a revolving credit facility no later than August 30, 2002. At June 28, 2002, the aggregate unused portion of credit available under the credit facilities amounts to $11.6 million.

5.   Stockholders' Equity

Capital stock

The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During the six months ended June 28, 2002, 130,253 shares of common stock were issued pursuant to exercised share options and the employee share purchase plan for proceeds of $0.7 million.

Accumulated other comprehensive loss

At June 28, 2002, accumulated other comprehensive loss was comprised of an unrealized loss of $0.3 million (net of tax) on cash flow hedging instruments and accumulated foreign currency translation adjustments of ($7.8 million). At December 31, 2001, accumulated other comprehensive loss was comprised of an unrealized gain on cash flow hedging instruments of $0.8 million (net of tax of $0.6 million) and accumulated foreign currency translation adjustments of ($11.0 million).

The components of comprehensive income (loss) are as follows:


                                                            Three months ended               Six months ended
                                                          ------------------------        ------------------------
                                                          June 28,        June 29,        June 28,        June 29,
                                                            2002            2001            2002            2001
                                                          --------        --------        --------        --------
    Net income (loss) ..................................  $(11,112)        $3,585        $(17,732)         $8,364
    Other comprehensive income (loss)
         Cumulative effect of change in accounting
         policy for cash flow hedges ...................         -              -               -            (164)
         Realized (gain) loss on cash flow hedging
         instruments, net of tax of $435 (note 7) ......      (606)             -            (793)            164
         Unrealized gain (loss) on cash flow hedging
         instruments, net of tax of $139 (June 29,
         2001 - $584 (note 7) ..........................      (266)           806            (266)            806
         Foreign currency translation adjustments ......     3,338            290           3,156          (2,365)
         Change in unrealized loss on equity
         securities, net of tax ........................         -          2,566               -           1,523
                                                          --------         ------         --------         ------
    Comprehensive income (loss) ........................   $(8,646)        $7,247         $(15,635)        $8,328
                                                          ========         ======         ========         ======

Net income (loss) per common share

Basic net income (loss) per common share was computed by dividing net income
(loss) by the weighted-average number of common shares outstanding during the period. For diluted net income (loss) per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method. As a result of the net loss for the three months and six months ended June 28, 2002, the effect of converting options and warrants was anti-dilutive.


Common and common share equivalent disclosures are:
    (in thousands)                                            Three months ended           Six months ended
                                                            ----------------------      -----------------------
                                                            June 28,      June 29,      June 28,       June 29,
                                                              2002          2001          2002           2001
                                                            --------      -------       --------        ------
    Weighted average common shares outstanding ...........   40,638        40,288        40,615         40,251
    Dilutive potential common shares .....................        -           658             -            701
                                                            -------       -------       --------        ------
    Diluted common shares ................................   40,638        40,946        40,615         40,952
                                                            =======       =======        ======         ======



At June 28, 2002, the Company had options and warrants outstanding entitling holders to up to 4,044,917 and 51,186 common shares, respectively.

6.   Related Party Transactions

The Company recorded sales revenue from Sumitomo Heavy Industries, Ltd., a significant shareholder, of $0.5 million in the six months ended June 28, 2002 and $2.8 million in the six months ended June 29, 2001 at amounts and terms approximately equivalent to third-party transactions. Transactions with Sumitomo are at normal trade terms. Receivables from Sumitomo of $0.4 million and $0.6 million as at June 28, 2002 and December 31, 2001, respectively, are included in accounts receivable on the balance sheet.

In January of 2001, the Company made an investment of $2.0 million in a technology fund, managed by OpNet Partners, L.P. During the six months ended June 28, 2002, the Company received approximately $1.4 million of the investment and recorded a write-down to fair market value of $0.2 million. The remaining investment made by the Company continues to be maintained in OpNet Partners private investment portfolio. Richard B. Black, a member of the Company's Board of Directors, is a General Partner for OpNet Partners, L.P. This investment is reflected in other assets on the balance sheet.

The Company has an Agreement with V2Air LLC relating to the use of the V2 Air LLC aircraft for Company purposes. The Company's President and Chief Executive Officer, Charles D. Winston owns V2Air LLC. Pursuant to the terms of the Agreement, the Company is required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the six months ended June 28, 2002, the Company reimbursed V2Air LLC approximately $98 thousand for expenses associated with business use of the aircraft by the Company's Chief Executive Officer under the terms of the Agreement.

On April 26, 2002 the Company entered into an agreement with Photoniko, Inc, a private photonics company in which one of the Company's directors, Richard B. Black is also a director and stock option holder. Under the agreement, the Company provided a non-interest bearing unsecured loan of $75 thousand to Photoniko, Inc. to fund designated business activities at Photoniko, Inc. in exchange for an exclusive 90 day period to evaluate potential strategic alliances. In accordance with the terms of the agreement and the promissory note which was signed by Photoniko, Inc. on April 26, 2002, the loan is to be repaid in full to the Company no later than August 28, 2002.

7.   Financial Instruments

Cash equivalents and short-term investments

At June 28, 2002, the Company had $75.2 million invested in cash equivalents denominated in U.S. dollars with maturity dates between July 1, 2002 and September 12, 2002. At December 31, 2001, the Company had $79.8 million invested in cash equivalents denominated in U.S. dollars with maturity dates between January 7, 2002 and March 1, 2002. Cash equivalents, stated at amortized cost, approximate fair value.

At June 28, 2002, the Company had $63.0 million invested in short-term and other investments denominated in U.S. dollars with maturity dates between July 5, 2002 and April 25, 2003. This $63.0 million includes $14 million pledged as security in connection with the new credit facilities discussed in note 4 and $18.9 million pledged as security and classified as long-term in connection with the operating leases discussed in note 9. At December 31, 2001, the Company had $43.5 million invested in short-term investments denominated in U.S. dollars with maturity dates between January 24, 2002 and May 6, 2002. The carrying value of short-term investments approximates fair value.

Derivative financial instruments

At June 28, 2002, the Company had eleven foreign exchange forward contracts to purchase $17.8 million U.S. dollars with an aggregate fair value loss of $0.3 million after-tax recorded in accumulated other comprehensive income and maturing at varying dates in 2002 and 2003. At December 31, 2001, the Company had eight foreign exchange forward contracts to purchase $17.8 million U.S. dollars and one foreign exchange option contract to purchase $6.5 million U.S. dollars with an aggregate fair value gain of $0.8 million after-tax recorded in accumulated other comprehensive income and maturing at varying dates in 2002.

8.    Restructuring and other

Restructuring charges

2002

In connection with a restructuring plan to align the Company's manufacturing costs and operating expenses with the prevailing economic environment, the Company recorded a pre-tax restructuring charge of $2.7 million during the first quarter of fiscal 2002. The Company consolidated its Electronics systems business from its facility in Kanata, Ontario into the Company's existing systems manufacturing facility in Wilmington, MA and transferred its laser sources business from the Company's Kanata, Ontario facility to its existing facility in Rugby, UK. In addition, the Company closed its Kanata, Ontario facility and moved its principal office from Kanata, Ontario to its existing Nepean, Ontario facility. Restructuring provisions relate to severance and benefits of $2.2 million for the termination of approximately 90 employees, $0.3 million for the write-off of furniture, equipment and system software, and $0.2 million for plant closure and other related costs. During the second quarter of fiscal 2002, the Company recorded additional restructuring charges of $1.4 million related to cancellation fees on contractual obligations of $0.3 million and a write-down of land and building in Kanata, Ontario and Rugby, UK of $0.8 million, and also leased facility costs of $0.3 million at the Farmington Hills and Oxnard locations. At June 28, 2002, the net book value of the Kanata, Ontario facility is reclassified as held for sale and included in other long-term assets.

Cumulative cash draw-downs of approximately $0.5 million and non-cash draw-down of $1.1 million have been applied against the provision, resulting in a remaining provision balance of $2.5 million as at June 28, 2002.

2001

During the fourth quarter of fiscal 2001, a charge of $3.4 million was recorded to accrue employee severance of $0.9 million for approximately 35 employees at our Farmington Hills, MI and Oxnard, CA locations, leased facilities costs of $1.8 million associated with restructuring for excess capacity at five leased locations in the United States, Canada, and Germany and write-down of leasehold improvements and certain equipment of $0.7 million associated with the exiting of leased facilities.

Cumulative cash draw-downs of approximately $1.5 million and a non-cash draw-down of $0.7 million have been applied against the provision, resulting in a remaining provision balance of $1.2 million as at June 28, 2002.

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

Cumulative cash draw-downs of $5.8 million, reversal of $0.5 million for restructuring costs that will not be incurred and a non-cash draw-down of $2.6 million have been applied against the provision, resulting in a remaining provision balance of $6.2 million as at June 28, 2002.

The following table summarizes changes in the restructuring provision included in other accrued expenses on the balance sheet.


                                                    Total       Severance       Facilities        Other
       (in millions)                             -----------   ------------    ------------   ------------
       Provision at December 31, 2001 ..........    $ 8.9        $  0.9           $  8.0          $   -
       Cash draw-downs during Q1 2002 ..........     (0.6)         (0.2)            (0.4)             -
       Charge during Q1 2002 ...................      2.7           2.2              0.3            0.2
       Non-cash draw-down during Q1 2002 .......     (0.3)            -             (0.3)             -
       Charge during Q2 2002 ...................      1.4             -              1.1            0.3
       Cash draw-downs during Q2 2002 ..........     (1.4)         (0.6)            (0.8)             -
       Non-cash draw-down during Q2 2002 .......     (0.8)            -             (0.8)             -
                                                 -----------   ------------    ------------   ------------
       Provision at June 28, 2002 ..............    $ 9.9        $  2.3           $  7.1          $ 0.5
                                                 ===========   ============    ============   ============

Other

During the first quarter of 2001, the Company adjusted an accrual related to litigation with Electro Scientific Industries, Inc. and recorded a benefit of $1.4 million.

9.   Commitments and Contingencies

Operating Leases

The Company leases two facilities under operating lease agreements that expire in 2003. At the end of the initial lease term, these leases require the Company to renew the lease for a defined number of years at the fair market rental rate or purchase the property at the then fair market value. The lessor may sell the facilities to a third party but the leases provide for a residual value guarantee of the first 85% of any loss the lessor may incur on its $19.1 million investment in the building, which may become payable by the Company upon the termination of the transaction, or the Company may exercise its option to purchase the facilities for approximately $19 million. As of June 28, 2002, residual value guarantees in connection with these leases totaled approximately $16 million. Upon termination of the leases, the Company expects the fair market value of the leased properties to reduce substantially the payment under the residual value guarantees and, during the fourth quarter of fiscal 2000, the Company took a charge of $6 million associated with restructuring for excess capacity at the two leased facility locations, including the estimated residual value guarantees. The lease agreement requires, among other things, the Company to maintain specified quarterly financial ratios and conditions. On April 30, 2002, the Company entered into a Security Agreement with the Bank of Montreal ("BMO") pursuant to which the Company deposited with BMO and pledged approximately $18.9 million as security in connection with the operating leases discussed above in exchange for a written waiver from BMO and BMO Global
Capital Solutions for any Company defaults of or obligations to satisfy the specified financial covenants relating to the operating lease agreements until June 30, 2003. This item is reflected on the balance sheet as other investment.

Legal proceedings and disputes

Electro Scientific Industries, Inc. v. GSI Lumonics, Inc. et al. On March 16, 2000, Electro Scientific Industries, Inc. filed an action for patent infringement in the United States District Court for the Central District of California against the Company and Dynamic Details Inc., an unrelated party that is one of the Company's customers. Electro Scientific alleged that the Company offered to sell and import into the United States the GS-600 high speed laser drilling system and that Dynamic Details possessed and used a GS-600 System. It further alleged that Dynamic Details' use of the GS-600 laser system infringed Electro Scientific's U.S. patent 5,847,960 and that the Company had actively induced the infringement of, and contributorily infringed, the patent. Electro Scientific sought an injunction, unspecified damages, trebling of those damages, and attorney's fees. GSI Lumonics indemnified Dynamic

Details with respect to these allegations. On August 14, 2001, the United States District Court for the Central District of California granted the Company's motion for summary judgment of non-infringement and denied Electro Scientific's motion for summary judgment of infringement. In the ruling, the Court concluded that the GS-600 system did not literally infringe the asserted claims of the alleged Electro Scientific patent, nor did it infringe under the doctrine of equivalents. On September 7, 2001, Electro Scientific appealed the District Court's decision on the summary judgment motions and oral arguments were heard on May 7, 2002. The Company is currently awaiting a decision from the Court of Appeals.

Carl Baasel Lasertecknik Gmbh & Co. KG and Rofin Baasel Inc. vs. GSI Lumonics Corporation. On May 17, 2002, Carl Baasel Lasertechnik Gmbh and Co. KG ("CBL") and Rofin Baasel Inc. ("RBI") filed an antitrust case in the United District Court for the District of Massachusetts against the Company's U.S. subsidiary, GSI Lumonics Corporation ("GSLI Corp") for violations of Sections 1 and 2 of the Sherman Act and Section 7 of the Clayton Act as a result of GSLI Corp's acquisition of U.S. Patent No. 4,522,656 (the "656 patent") and its enforcement of the "656 patent" against CBL and RBI in a consolidated patent infringement action against CBL and RBI currently pending in the United States District Court for the Eastern District of Michigan. Prior to the filing of this complaint, CBL filed, in the United States District Court for the Eastern District of Michigan, a motion for leave to amend its answer in the pending "656 patent" infringement case to assert antitrust violations by GSLI Corp; which motion was denied on April 25, 2002 by that District Court. The immediate complaint, filed shortly after the denial, alleges that GSLI Corp held monopoly power in the laser wafer softmarking systems market prior to and since 1990, that GSLI Corp's purchase in 1990 of the "656 patent", its filing of the "656 patent" infringement claim in the United States District Court for the Eastern District of Michigan against AB Lasers Inc. (nka RBI.) and CBL and its alleged refusal to license the "656 patent" to CBL or any other competitor, decreased competition, maintained GSLI Corp's market monopoly and unreasonably restrained trade in the relevant market. CBL and RBI seek declaratory relief as to the violations they assert and permanent injunctive relief enjoining GSLI Corp from initiating, maintaining or threatening infringement litigation to enforce the "656 patent," together with treble damages and costs. On June 11, 2002 CBL and RBI filed a motion for partial summary judgment seeking declaratory relief as to the violations they assert. On June 17,2002 GSLI Corp filed a motion to dismiss the case on the grounds that the case is barred by denial of the same claims raised in the pending "656 patent" infringement case and an emergency motion to stay the briefing on CBL's and RBI's partial summary judgment motion pending a decision on GSLI Corp's motion to dismiss. On July 25, 2002 oral arguments were heard on the motion to dismiss and the parties are currently awaiting a decision on the motion to dismiss. The Company believes that this lawsuit is without merit, that there has been no antitrust violation and that the damages sought are excessive. In the event CBL and RBI prevail and their claims are upheld as filed, this would have a material adverse effect on the Company's financial position and results of operations.

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

The Company is also a party in and subject to various legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of these claims will have a material adverse effect upon the Company's financial conditions or results of operations but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect upon the Company's financial condition or results of operations.

10.  Income Taxes

During the three months ended June 28, 2002, the income tax benefit was reduced by approximately $3.5 million as a result of increases in valuation allowances related to the Company's geographic distribution of its operating loss carry-forwards. This was primarily related to the closure of the Kanata, Ontario facility described in note 8 and its effect on the Company's ability to generate future profit in Canada.

11.  Segment Information

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

The Executive Committee ("EC") is the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. The EC evaluates financial performance based on measures of profit or loss from operations before income taxes excluding the impact of amortization of purchased intangibles, restructuring and other, interest income, interest expense, and foreign exchange transaction gains (losses). Certain corporate-level operating expenses, including sales, marketing, finance, legal, information technology, communications and administrative expenses, are not allocated to operating segments. Intersegment sales are based on fair market values. All intersegment profit, including any unrealized profit on ending inventories, is eliminated on consolidation.

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

Segments

Information on reportable segments is as follows:

                                                             Three months ended                 Six months ended
                                                          -------------------------         ------------------------
                                                           June 28,         June 29,         June 28,         June 29,
                                                            2002             2001             2002             2001
Sales                                                     --------         --------         --------         --------

Laser Systems ........................................    $ 37,624         $ 71,795        $ 72,072          $153,001
WavePrecision ........................................       2,177            5,128           4,732            12,089
Intersegment sales elimination .......................        (137)           (381)            (252)             (841)
                                                          --------         --------         -------          --------
Total ................................................    $ 39,664         $ 76,542        $ 76,552          $164,249
                                                          ========         ========        ========          ========

Segment income (loss) from operations

Laser Systems ........................................    $   (852)        $  8,297        $ (2,490)         $ 16,200
WavePrecision ........................................        (859)            (127)         (1,972)            1,671
                                                          --------         --------         -------          --------
Total by segment .....................................      (1,711)           8,170          (4,462)           17,871
Unallocated amounts:
     Corporate expenses ..............................       6,255            3,349          10,590             6,524
     Amortization of purchased intangibles ...........       1,279            1,331           2,557             2,664
     Restructuring and other .........................       1,407                -           4,152            (1,400)
                                                          --------         --------         -------          --------
Income (loss) from operations ........................    $(10,652)        $  3,490        $(21,761)         $ 10,083
                                                          ========         ========        ========          ========

                                       13

                                                               As at
                                                    ---------------------------
                                                     June 28,         December
                                                       2002           31, 2001
Assets                                              ---------         ---------
Laser Systems ..................................    $ 108,553         $ 115,387
WavePrecision ..................................       10,517            11,506
Corporate ......................................      207,820           209,794
                                                    ---------         ---------
Total assets ...................................    $ 326,890         $ 336,687
                                                    =========         =========

Total assets for corporate include treasury controlled, income tax, other and intangible assets.

Geographic segment information

The Company attributes revenues to geographic areas on the basis of the customer location. Long-lived assets are attributed to geographic areas in which Company assets reside.


        (in millions)                                            Three months ended
                                              ----------------------------------------------------------
                                                    June 28, 2002                 June 29, 2001
                                              --------------------------- ------------------------------
        Revenues from external customers:
             United States ................       $22.8         57%           $33.6           44%
             Canada .......................         0.3          1%             3.4            4%
             Europe .......................         6.2         16%            16.1           21%
             Japan ........................         3.9          9%            14.4           19%
             Asia-Pacific, other ..........         6.2         16%             9.0           12%
             Latin and South America ......         0.3          1%               -            -
                                                  -----       ----            -----          ---
                  Total ...................       $39.7        100%           $76.5          100%
                                                  =====                       =====

                                                                  Six months ended
                                              ----------------------------------------------------------
                                                    June 28, 2002                 June 29, 2001
                                              --------------------------- ------------------------------
             United States                        $46.9            61%           $70.0             43%
             Canada                                 1.1             2%            10.2              6%
             Europe                                12.5            16%            36.9             23%
             Japan                                  6.4             8%            28.4             17%
             Asia-Pacific, other                    9.3            12%            18.1             11%
             Latin and South America                0.4             1%             0.6              -
                                                  -----           ---           ------            ---
                  Total                           $76.6           100%          $164.2            100%
                                                  =====                         ======

                                                         As at
                                           -------------------------------------
                                           June 28, 2002       December 31, 2001
                                           -------------       -----------------
        Long-lived assets:
           United States ................     $27.1                  $29.7
           Canada .......................       5.9                    9.4
           Europe .......................      11.5                   11.5
           Japan ........................       0.7                    0.7
           Asia-Pacific, other ..........       0.2                    0.2
                                              -----                  -----
                Total ...................     $45.4                  $51.5
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

Overview

We design, develop, manufacture and market laser-based advanced manufacturing systems and components as enabling tools for a wide range of high-technology applications. Laser-based systems are designed, manufactured and sold for applications in the semiconductor and electronics industries such as: computer-chip memory yield enhancement, silicon wafer marking, circuit trim on silicon wafers, inspection of solder paste and component placement on surface-mount ("SMT") printed circuits, via drilling of printed circuit boards, and hybrid circuit trim. Component level technology products are provided to OEMs in a variety of markets and applications. Major markets for our products include the semiconductor, electronics, and telecommunications industries. Other significant markets include industrial, medical and aerospace. Our systems sales depend on our customers' capital expenditures that are affected by business cycles in the markets they serve. Component sales depend on the design cycle for new products developed by our OEM customers.

Operational Highlights for the Three Months Ended June 28, 2002 and Outlook

Sales for the quarter increased to $39.7 million from $36.9 million in the first quarter of 2002. However, sales dropped significantly from $76.5 million in the second quarter of 2001.

Net loss for the quarter was $11.1 million and net loss per share was $0.27 compared to net income of $3.6 million and $0.09 diluted net income per share in the second quarter of last year.

Orders were $35 million in the second quarter of 2002 compared to $43 million in the first quarter of 2002 and $27 million in the second quarter of 2001. Ending backlog was $52 million as compared with $57 million at the end of the first quarter of this year and $65 million at the end of the second quarter of last year.

The change in cash, cash equivalents, and short-term investments for the second quarter of 2002 was an increase of $5.9 million. Cash, cash equivalents, and short-term investments were $158.5 million (this includes $14 million pledged as security in connection with the new credit facilities and $18.9 million pledged as security in connection with operating leases) at June 28, 2002.

Of the reported loss of $0.27 per share for the quarter, approximately $0.13 per share was attributed, in the aggregate, to additional restructuring expenses, a foreign exchange loss and a reduced tax benefit.

As previously announced, during the first quarter the Company reduced excess manufacturing capacity and associated overhead expense by the closure of the Company's facility in Kanata, Ontario and the relocation of its manufacturing operations to the Company's facilities in Wilmington, MA and Rugby, UK and the relocation of its principal office from Kanata, Ontario to its existing Nepean, Ontario facility. An additional restructuring charge of $1.4 million, or approximately $0.02 per share after tax, was taken during the quarter just ended to cover supplier contract cancellations resulting from this relocation, as well as a write down to market and accrual of additional carrying costs for certain facilities, including Kanata, Ontario which the Company plans to sell or sub-lease.

The Company incurred a foreign exchange loss in the quarter of approximately $1.3 million or $0.02 per share after tax due to unfavorable exchange rate fluctuations of the US dollar compared to the Canadian dollar and Euro. Foreign currency translation gains of $3.3 million were credited directly to accumulated other comprehensive income in stockholders' equity on the Balance Sheet.

The income tax benefit was reduced by approximately $3.5 million, or $0.09 per share after tax, as a result of increases in valuation allowances related to the Company's geographic distribution of its operating loss carry-forwards. This was primarily related to the closure of the Kanata, Ontario facility and its effect on the Company's ability to generate future profit in Canada.

We appear to continue to be in a rolling cyclical trough. Our systems business continues to benefit from technology buys in semiconductor due to the transition to 300 mm wafers, dimensional shrinks and the beginning of a transition to chip scale packaging. But, capacity buys, in both semiconductor and electronics sectors, remain soft and the timing of their projected recovery is still uncertain. On the other hand, a continued bright spot is the performance of our component products that are, in general, performing well in a difficult economic environment.

We continue to streamline our business by aligning our cost structure with current market conditions and by strengthening our financial position. In conjunction with this plan, we completed the consolidation of our product lines at the Kanata, Ontario facility to other manufacturing sites as discussed above, closed our Kanata, Ontario facility and moved the Company's principal office from Kanata, Ontario to its existing Nepean, Ontario facility. Savings from this consolidation are expected to fully cover the restructuring costs during the remainder of fiscal 2002. The Company is committed to a series of cost reductions. However, the investment in new product development will not be impacted by these actions, as we believe this is critical to the Company's success going forward.

We anticipate the third quarter operating results to improve compared to the second quarter just ended. Based upon the profile of our current backlog, sales should be in the range of $40 to $45 million, with gross margins improving and operating expenses returning to the run rate incurred in the first quarter of the current year.

Results of Operations for the Three Months Ended June 28, 2002

The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

                                                         Three months ended
                                                       -----------------------
                                                       June 28,       June 29,
                                                         2002           2001
                                                       --------       --------
Sales ................................................. 100.0%         100.0%
Cost of goods sold ....................................  68.0           59.6
                                                        -----          -----
Gross profit ..........................................  32.0           40.4
Research and development ..............................  12.7            8.9
Selling, service and administrative ...................  39.4           25.2
Amortization of purchased intangibles .................   3.2            1.7
Restructuring and other ...............................   3.6              -
                                                        -----          -----
Income (loss) from operations ......................... (26.9)           4.6
Other .................................................  (0.5)             -
Interest income .......................................   1.4            2.5
Interest expense ......................................  (0.5)          (0.6)
Foreign exchange transaction gains (losses) ...........  (3.2)           0.6
                                                        -----          -----
Income (loss) before income taxes ..................... (29.7)           7.1
Income tax provision (benefit) ........................  (1.7)           2.4
                                                        -----          -----
Net income (loss) ..................................... (28.0)%          4.7%
                                                        =====          =====


Commencing in the first quarter of 2002, we classified technical support and service management costs as selling, service and administrative expenses. In prior years, we classified these costs as cost of goods sold and such costs have been reclassified in the comparative statement of operations. Field service management costs were $1.6 million or 4.0% of sales and $1.5 million or 2.0% of sales during the three months ended June 28, 2002 and June 29, 2001, respectively.

Sales by Market. The following table sets forth sales to our primary markets for the three months ended June 28, 2002 and June 29, 2001, respectively.



                                                               Three months ended
                                                        --------------------------------
(in millions)                                           June 28, 2002     June 29, 2001
                                                        -------------     -------------
                                                                % of               % of
                                                        Sales   Total     Sales   Total
                                                        -------------------------------
Semiconductor ......................................     $14.1     36%     $27.2     36%
Electronics ........................................       4.5     11       18.6     24
Medical ............................................       9.7     24       12.5     16
Components .........................................       5.7     15        7.2     10
Optics .............................................       2.1      5        4.7      6
Other ..............................................       3.6      9        6.3      8
                                                         -----    ---      -----    ---
   Total ...........................................     $39.7    100%     $76.5    100%
                                                         =====    ===      =====    ===

Sales for the three months ended June 28, 2002 decreased substantially compared to the same period in 2001, primarily due to the significant downturn in both the semiconductor and electronics markets which we serve with our laser systems products. Following a period of strong economic conditions in 1999 and 2000, we saw tighter capital markets and a rapid and severe slowdown in the economy in 2001 and continuing into 2002. Purchases of components, while not as severely affected as systems, did experience slower sales to OEM customers in these same markets.

Semiconductor systems sales for the second quarter of 2002 decreased by $13.1 million or 48% compared to the same period of 2001 and electronic systems sales decreased by $14.1 million or 76% due to the decline in market conditions since 2001. In particular, the decline in semiconductor sales was due primarily to a weakness in demand for semiconductor marker and trim-and-test products, offset slightly by some growth in our memory repair applications. With respect to the electronics market, driven mainly by the wireless telecommunications sector, the decline in sales was due primarily to continuing weakness in demand for our laser drilling, electronics marker, circuit trim and SMT applications. Sales to the medical market decreased by $2.8 million or 22% and sales of components decreased by $1.5 million or 21% compared to the same period of 2001 due to general economic conditions. Sales of optics for the second quarter of 2002 decreased by $2.6 million or 55% compared to the same period of 2001 due to a sharp decline in sales to the telecommunications market. Sales to the other markets (including aerospace, packaging and automotive) decreased by $2.7 million or 43% from the same period of 2001.

Sales by Region. We distribute our systems and services via our global direct sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: the United States; Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of the ASEAN countries, China and other Asia-Pacific countries. Revenues are attributed to these geographic areas on the basis of customer location. The following table shows sales to each geographic region for the three months ended June 28, 2002 and June 29, 2001, respectively.

                                                      Three months ended
                                               ---------------------------------
(in millions)                                  June 28, 2002      June 29, 2001
                                               --------------     --------------
                                                         % of               % of
                                               Sales    Total     Sales    Total
                                               ------   ----      ------   ----
United States ..............................    $22.8     57%      $33.6     44%
Canada .....................................      0.3      1         3.4      4
Europe .....................................      6.2     16        16.1     21
Japan ......................................      3.9      9        14.4     19
Asia-Pacific, other ........................      6.2     16         9.0     12
Latin and South America ....................      0.3      1           -      -
                                               ------   ----      ------   ----
   Total ...................................    $39.7    100%      $76.5    100%
                                               ======   ====      ======   ====

Backlog. We define backlog as purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Order backlog at June 28, 2002 was $52 million, as compared with $57 million at the end of the first quarter of this year and $65 million at the end of the second quarter of last year, with over 55% in the semiconductor and electronics market, 17% in the medical market and 20% in the components market.

Gross Margin. Gross margin was 32.0% in the three months ended June 28, 2002 compared to 40.4% in the same period of 2001. Lower gross margins reflect the impact of the economic downturn, including downward pricing pressures, lower volumes and inventory loss provisions. Also, margins were affected by factory consolidation costs and higher fixed cost per unit. The previously anticipated improvement in gross margin in the second quarter was not realized as result of a change in electronic and semiconductor system product mix, including lower margins on new product introductions.

Research and Development Expenses. Research and development expenses for the three months ended June 28, 2002 were 12.7% of sales or $5 million compared with 8.9% of sales or $6.8 million in the three months ended June 29, 2001. Expenses reflect a credit of approximately $0.7 million for development component parts that were recoverable to production inventory during the quarter ended June 28, 2002. Overall, the decrease in spending reflects our focus on key potential growth areas. Research and development expenses as a percentage of sales have actually increased due to lower sales volume and continued investment in new product development during this down cycle, which is critical to the Company's success going forward. During the second quarter of 2002, research and development activities focused on products targeted at the semiconductor, electronics and telecommunications markets.

Selling, Service and Administrative Expenses. Selling, service and administrative expenses were 39.4% of sales or $15.6 million in the three months ended June 28, 2002, compared with 25.2% of sales or $19.3 million in the three months ended June 29, 2001. The decrease in spending reflects the impact of restructuring activities, lower sales, divested product lines, cost reduction measures and other cost savings initiatives undertaken in 2002 and 2001. Operating expenses in the second quarter of 2002 were approximately $1.3 million higher than the previous quarterly amount of $13.5 million due to additional severance, legal and selling expenses.

Amortization of Purchased Intangibles. Amortization of purchased intangibles was 3.2% of sales or $1.3 million, primarily as a result of amortizing intangible assets from acquisitions undertaken in previous years.

Restructuring and other. In connection with a restructuring plan to align the Company's manufacturing costs and operating expenses with the prevailing economic environment, the Company recorded restructuring charges of $1.4 million during the second quarter of fiscal 2002 related to cancellation fees on contractual obligations of $0.3 million and a write-down of land and building in Kanata, Ontario and Rugby, U.K. of $0.8 million, and also leased facility costs of $0.3 million at the Farmington Hills and Oxnard locations. These charges are in addition to a restructuring charge of $2.7 million recorded during the first quarter of fiscal 2002. The Company consolidated the Electronics systems business from its facility in Kanata, Ontario into the Company's existing systems manufacturing facility in Wilmington, MA and transferred its laser sources business from the Company's Kanata, Ontario facility to its existing Rugby, UK facility. In addition, the Company closed its Kanata, Ontario facility and moved its principal office from Kanata, Ontario to its existing Nepean, Ontario facility. Provisions in the first quarter relate to severance and benefits for the termination of approximately 90 employees, write-off of furniture, equipment and system software, and plant closure and other related costs.

Other. During the second quarter, the Company adjusted the cost of an investment in a technology fund and recorded a write-down to fair market value of $0.2 million.

Interest Income. Interest income was $0.6 million in the three months ended June 28, 2002, compared to $1.9 million in the three months ended June 29, 2001. The decrease was due to a significant decline in interest rates over the past year, partially offset by an increase in the average investment balance compared to 2001.

Interest Expense. Interest expense was $0.2 million in the three months ended June 28, 2002, compared to $0.4 million in the three months ended June 29, 2001.

Income Taxes. The effective tax rate was 5.7% for the second quarter of 2002, compared with 33.9% in the same period in 2001 and 34.6% for fiscal 2001. Our tax rate in the second quarter of 2002 includes a valuation allowance increase against the Canadian Company's deferred tax asset in accordance with the closure of the Kanata facility described in note 8. It is expected that operations and income in Canada in the foreseeable future will not be sufficient to offset existing loss carryforwards.

Net Income (Loss). As a result of the foregoing factors, net loss for the second quarter of 2002 was $11.1 million, compared with net income of $3.6 million in the same period in 2001.

Results of Operations for the Six Months Ended June 28, 2002

The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

                                                        Six months ended
                                                    -----------------------
                                                    June 28,       June 29,
                                                      2002           2001
                                                    --------       --------

Sales ............................................   100.0%         100.0%
Cost of goods sold ...............................    67.4           60.4
                                                     -----          -----
Gross profit .....................................    32.6           39.6
Research and development .........................    14.2            8.4
Selling, service and administrative ..............    38.1           24.3
Amortization of purchased intangibles ............     3.3            1.6
Restructuring and other ..........................     5.4           (0.8)
                                                     -----          -----
Income (loss) from operations ....................   (28.4)           6.1
Other ............................................    (0.2)             -
Interest income ..................................     1.6            1.9
Interest expense .................................    (0.5)          (0.3)
Foreign exchange transaction gains (losses) ......    (1.2)           0.2
                                                     -----          -----
Income (loss) before income taxes ................   (28.7)           7.9
Income tax provision (benefit) ...................    (5.6)           2.8
                                                     -----          -----
Net income (loss) ................................   (23.1)%          5.1%
                                                     =====          =====

Our sales were $76.6 million for the first six months of 2002 compared to $164.2 million for the first six months of 2001. Commencing in the first quarter of 2002, we classified technical support and service management costs as selling, service and administrative expenses. In prior years, we classified these costs as cost of goods sold and such costs have been reclassified in the comparative statement of operations. Field service management costs were $3.1 million or 4.0% of sales and $3.1 million or 1.9% of sales during the six months ended June 28, 2002 and June 29, 2001, respectively.

Sales by Market. The following table sets forth sales to our primary markets for the six months ended June 28, 2002 and June 29, 2001, respectively.

(in millions)                                         Six months ended
                                             ----------------------------------
                                              June 28, 2002       June 29, 2001
                                             ---------------     --------------
                                                       % of                % of
                                             Sales     Total     Sales     Total
                                             -----     -----     -----     -----
Semiconductor ............................    $22.5     30%       $57.8     35%
Electronics ..............................     11.0     14         44.7     27
Medical ..................................     19.9     26         21.0     13
Components ...............................     10.9     14         15.1      9
Optics ...................................      4.5      6         11.2      7
Other ....................................      7.8     10         14.4      9
                                              -----    ---       ------    ---
   Total .................................    $76.6    100%      $164.2    100%
                                              =====    ===       ======    ===

Sales declined significantly for the six months ended June 28, 2002 compared to the same period in 2001, primarily due to the significant downturn in the markets we serve, especially in the semiconductor and electronics markets, and the impact of reduced and/or deferred capital spending by our customers due to excess of manufacturing capacity and their customers' excess inventories of components.

The decline of new orders during the first six months of 2002 reflected a continued slowdown in demand for systems and products in the semiconductor, electronics and telecom optics markets. Bookings were approximately $79 million resulting in an ending backlog of approximately $52 million, as compared with bookings of $117 million and ending backlog of $65 million for the first six months of last year.

Sales by Region. The following table shows sales to each geographic region for the six months ended June 28, 2002 and June 29, 2001, respectively.

(in millions)                                          Six months ended
                                               --------------------------------
                                               June 28, 2002      June 29, 2001
                                               --------------------------------
                                                         % of              % of
                                               Sales    Total     Sales   Total
                                               -----    -----     -----   -----
United States .............................     $46.9     61%      $70.0    43%
Canada ....................................       1.1      2        10.2     6
Europe ....................................      12.5     16        36.9    23
Japan .....................................       6.4      8        28.4    17
Asia-Pacific, other .......................       9.3     12        18.1    11
Latin and South America ...................       0.4      1         0.6     -
                                                -----    ---      ------   ---
   Total ..................................     $76.6    100%     $164.2   100%
                                                =====    ===      ======   ===

Gross Margin. Gross margin was 32.6% for the six months ended June 28, 2002 compared to 39.6% for the six months ended June 29, 2001. Lower gross margins reflect the impact of the economic downturn, including downward pricing pressures, lower volumes and inventory loss provisions. Also, margins were affected by factory consolidation costs, higher fixed cost per unit, changes in electronic and semiconductor system product mix, and new product introductions.

Research and Development Expenses. Research and development expenses for the six months ended June 28, 2002 were 14.2% of sales or $10.9 million compared with 8.4% of sales or $13.8 million for the six months ended June 29, 2001. The decrease in the number of dollars spent on research and development activities reflects the impact of initiatives undertaken by us to focus our spending on key potential growth areas and the impact of divested product lines. However, research and development expenses as a percentage of sales have not declined, as the investment in new product development is critical to the Company's success going forward. Research and development activities focused on products targeted at the electronics, semiconductor and telecommunications markets.

Selling, Service and Administrative Expenses. Selling, service and administrative expenses were 38.1% of sales or $29.2 million for the six months ended June 28, 2002, compared with 24.3% of sales or $39.9 million for the six months ended June 29, 2001. The decrease in spending reflects the impact of restructuring activities, lower sales, divested product lines, cost reduction measures and other cost savings initiatives undertaken in 2002 and 2001.

Amortization of Purchased Intangibles. Amortization of purchased intangibles was 3.3% of sales or $2.6 million for the six months ended June 28, 2002, compared with 1.6% of sales or $2.7 million for the six months ended June 29, 2001.

Restructuring and other. In connection with a restructuring plan to align the Company's manufacturing costs and operating expenses with the prevailing economic environment, the Company recorded restructuring charges of $1.4 million during the second quarter of fiscal 2002 related to cancellation fees on contractual obligations of $0.3 million and a write-down of land and building in Kanata, Ontario and Rugby, U.K. of $0.8 million, and also leased facility costs of $0.3 million at the Farmington Hills, MI and Oxnard, CA locations. These charges are in addition to a restructuring charge of $2.7 million recorded during the first quarter of fiscal 2002. The Company consolidated the Electronics systems business from its facility in Kanata, Ontario into the Company's existing systems manufacturing facility in Wilmington, MA and transferred its laser sources business from the Company's Kanata, Ontario facility to its existing Rugby, UK facility. In addition, the Company closed is Kanata, Ontario facility and moved its principal office from Kanata, Ontario to its existing Nepean, Ontario facility. Provisions in the first quarter relate to severance and benefits for the termination of approximately 90 employees, write-off of furniture, equipment and system software, and plant closure and other related costs.

During the first six months of 2001, the Company adjusted an accrual related to litigation with Electro Scientific Industries, Inc. and recorded a benefit of $1.4 million or 0.8% of sales.

Other. During the second quarter, the Company adjusted the cost of an investment in a technology fund and recorded a write-down to fair market value of $0.2 million.

Interest Income. Interest income was $1.2 million in the six months ended June 28, 2002, compared to $3.2 million in the six months ended June 29, 2001. The decrease was due to a significant decline in interest rates over the past year, partially offset by an increase in the average investment balance compared to 2001.

Interest Expense. Interest expense was $0.4 million in the six months ended June 28, 2002, compared to $0.5 million in the six months ended June 29, 2001.

Income Taxes. The effective tax rate was 19.4% for the six months ended June 28, 2002, compared with 35.4% for the same period in 2001. Our tax rate reflects the fact that we do not recognize the tax benefit from losses in certain countries where future use of the losses is uncertain and other deductible costs. During the second quarter of 2002, we booked a valuation allowance increase against the Canadian Company's deferred tax asset in light of the recent closure of the Kanata, Ontario facility described in note 8. It is expected that the remaining Canadian operations will not generate sufficient income in the foreseeable future to offset tax loss carryforwards.

Net Income (Loss). As a result of the foregoing factors, net loss for the six months ended June 28, 2002 was $17.7 million, compared with net income of $8.4 million for the same period in 2001.

Segment Results of Operations

Our customers and markets continue to evolve. As a result, during the fourth quarter of fiscal 2001, we changed the way we manage our business to reflect a growing focus on providing precision optics and laser systems to our customers. Financial information by segment was reported on the new basis for the 2001 Annual Report and on a quarterly basis commencing in the three months ended March 29, 2002.

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

The following table sets forth sales by reportable segment for the three and six months ended June 28, 2002 and June 29, 2001, respectively.


                                                            Three months ended                 Six months ended
                                                         -------------------------         --------------------------
                                                         June 28,         June 29,         June 28,         June 29,
                                                           2002             2001             2002             2001
Sales                                                   ---------         --------         --------         ---------
Laser Systems .......................................   $ 37,624           $71,795        $ 72,072           $153,001
WavePrecision .......................................      2,177             5,128           4,732             12,089
Intersegment sales elimination ......................       (137)             (381)           (252)              (841)
                                                        --------           -------        --------           --------
Total ...............................................   $ 39,664           $76,542        $ 76,552           $164,249
                                                        ========           =======        ========           ========

Segment income (loss) from operations
Laser Systems .......................................   $   (852)          $ 8,297        $ (2,490)          $ 16,200
WavePrecision .......................................       (859)             (127)         (1,972)             1,671
                                                        --------           -------        --------           --------
Total by segment ....................................     (1,711)            8,170          (4,462)            17,871
Unallocated amounts:
     Corporate expenses .............................      6,255             3,349          10,590              6,524
     Amortization of purchased intangibles ..........      1,279             1,331           2,557              2,664
     Restructuring and other ........................      1,407                 -           4,152             (1,400)
                                                        --------           -------        --------           --------
Income (loss) from operations .......................   $(10,652)          $ 3,490        $(21,761)          $ 10,083
                                                        ========           =======        ========           ========


Sales of the Laser Systems segment are discussed under Sales by Market and represent all market sectors, except optics. WavePrecision sells to the optics market. Loss from operations in both segments for the three and six months ended June 28, 2002 resulted from the significant downturn in the markets they serve.

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

Liquidity and Capital Resources

Cash and cash equivalents totaled $95.5 million at June 28, 2002 compared to $103.0 million at December 31, 2001. In addition, short-term and other investments were $63.0 million at June 28, 2002 compared to $43.5 million at December 31, 2001. This $63.0 million includes $14 million pledged as security in connection with the new credit facilities discussed in note 4 to the financial statements and $18.9 million pledged as security and classified as long-term in connection with the operating leases discussed in note 9 to the financial statements.

Cash flows provided by operating activities for the six months ended June 28, 2002 were $7.8 million, compared to $23.0 million that was used in operating activities during the same period in 2001. Net loss, after adjustment for non-cash items, used cash of $8.6 million in the first half of 2002. Decreases in accounts receivable, inventories and other current assets and increases in current liabilities provided $16.4 million, including income tax refunds of $12.3 million. During the six months ended June 29, 2001, net income, after adjustment for non-cash items, provided cash of $17.8 million. Decreases in accounts receivable provided $17.1 million, offset by increases of inventories and other assets using $7.9 million and decreases in current liabilities using $50.0 million. The use of cash by current liabilities was due primarily to the payment of taxes in March 2001 on the gain on sale of the Life Sciences business recognized in October of 2000.

Cash flows used in investing activities were $19.4 million during the six months ended June 28, 2002, primarily from net purchases of $19.5 million of short-term and other investments and $2.0 million of property, plant and equipment. This was offset by a $2.1 million reduction of other assets. During the first half of 2001, investing activities used $14.0 million, primarily from net purchases of $12.7 million of short-term investments and $7.3 million of property, plant and equipment and other assets. This was offset by $6.0 million cash proceeds on the sale of assets.

Cash flows provided by financing activities during the six months ended June 28, 2002 were $3.5 million, compared to $0.1 million used during the same period in 2001.

During the quarter ended June 28, 2002, the Company negotiated new lines of credit with Fleet National Bank ("Fleet") and Canadian Imperial Bank of Commerce ("CIBC") and allowed an unused portion of an existing line of credit with Bank One to expire, reducing the total amount of available credit from $32.4 million at December 31, 2001 to $24.7 million at June 28, 2002. The Company's agreement with Fleet provides for an $8 million line of credit and its agreement with CIBC provides for a $4 million line of credit. The previous $19 million line of credit with CIBC expired on June 28, 2002 and the new CIBC credit facility eliminated the Company's requirement to meet certain financial covenants which were required under the previous credit facility. Marketable securities totaling $14 million have been pledged as collateral for the Fleet and CIBC credit facilities under security agreements. The line of credit with Fleet expires on June 28, 2003 and the new line of credit with CIBC is subject to review by CIBC on May 31, 2003 and if extended, may be cancelled at any time by the Company on appropriate advance notice at no cost, excluding breakage fees relating to the used and outstanding amounts under fixed loan instruments. In addition to the customary representations, warranties and reporting covenants, the borrowings under the Fleet credit facility require the Company to maintain a quarterly minimum tangible net worth of $200 million. A portion of the Company's existing credit facility with Bank One expired and was not renewed. The terms of the remaining credit facility with Bank One provide for an $11.7 million line of credit. Borrowings under the remaining Bank One credit facility are limited to the sum of eligible accounts receivable under 90 days. North American inventories and accounts receivable and inventories have been pledged as collateral for the Bank One credit facility. In addition to the customary representations, warranties and financial reporting requirements, the borrowings under the Bank One credit facility require the Company to seek consent of the bank for the redemption, repurchase or acquisition of Company shares of common stock, the declaration and payment of certain dividends, and the ability to incur borrowed money debt in excess of $10 million. The Company is currently re-negotiating the terms of its remaining line of credit with Bank One. In addition to the credit facilities with Fleet, CIBC and Bank One, the Company has outstanding letters of credit totaling $1.0 million with National Westminster Bank, ABN Amro Bank, Bank One and Fleet.

At June 28, 2002, the Company has approximately $24.7 million denominated in Canadian dollars, US dollars, UK Pound sterling, and Japanese yen that are available for general purposes, under the credit facilities and letters of credit discussed above. Of the available $24.7 million, $13.1 million was in use, consisting of $9.7 million of borrowings in Japan and Rugby, U.K. under the CIBC and Bank One credit facilities and $3.4 million of bank guarantees and outstanding letters of credit under the CIBC credit facility and the various letter of credit arrangements discussed above. The Bank One credit facility is a demand facility with interest based on the bank's Floating Rate and/or Eurodollar Rate. The CIBC credit facility is currently a demand facility with interest based on the prime rate, which will be converted to a revolving credit facility no later than August 30, 2002. At June 28, 2002, the aggregate unused portion of credit available under the credit facilities amounts to $11.6 million.

We believe that existing cash balances, together with cash generated from operations and available bank lines of credit, will be sufficient to satisfy anticipated cash needs to fund working capital and investments in facilities and equipment for the next twelve months.

We lease certain equipment and facilities under operating lease agreements that expire through 2013. At the end of the initial lease term in 2003, two of these facility leases require the Company to renew the lease for a defined number of years at the fair market rental rate or purchase the property at the then fair market value. The lessor may sell the facilities to a third party but the leases provide for a residual value guarantee of the first 85% of any loss the lessor may incur on its $19.1 million investment in the building, which may become payable by the Company upon the termination of the transaction, or the Company may exercise its option to purchase the facilities for approximately $19 million. As at June 28, 2002, residual value guarantees in connection with these leases totaled approximately $16 million. Upon termination of the leases, we expect the fair market value of the leased properties to reduce substantially the payment under the residual value guarantees and, during the fourth quarter of fiscal 2000, we took a charge of $6 million associated with restructuring for excess capacity at the two leased facility locations, including the estimated residual value guarantees. The lease agreement requires, among other things, the Company to maintain specified quarterly financial ratios and conditions. As at March 29, 2002, the Company was in breach of the fixed charge coverage ratio, but on April 30, 2002, the Company entered into a Security Agreement with the Bank of Montreal ("BMO") pursuant to which the Company deposited with BMO and pledged approximately $18.9 million as security in connection with the operating leases discussed herein, in exchange for a written waiver from BMO and BMO Global Capital Solutions for any Company defaults of or obligations to satisfy the specified financial covenants relating to the operating leases agreements until June 30, 2003. The Security Agreement and Waiver are attached hereto as Exhibits
4.10 and 4.11 respectively. This item is reflected on the balance sheet as other investment.

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

Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our investment portfolio. The investment of cash is regulated by our investment policy of which the primary objective is security of principal. Due to the average maturities and the short-term nature of the investment portfolio, a change in interest rates is not expected to have a material effect on the value of the portfolio.

Foreign Currency Risk. We have substantial sales and expenses and working capital in currencies other than U.S. dollars. As a result, we have exposure to foreign exchange fluctuations, which may be material. To reduce the Company's exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. We have a foreign currency-hedging program using currency forwards and currency options to hedge exposure to foreign currencies. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency.

General Economic, Political and Market Conditions. Our business is subject to the effects of general economic and political conditions in the United States and globally. Our revenues and operating results have declined and been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe, Japan, and Asia. If the economic and political conditions in the United States and globally do not improve or if the economic slowdown continues to deteriorate, we may continue to experience material adverse impacts on our business, operating results and the financial condition of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our investment portfolio. At June 28, 2002, the Company had $75.2 million invested in cash equivalents and $63.0 million (this includes $14 million pledged as security in connection with the new credit facilities discussed in note 4 and $18.9 million pledged as security and classified as long term in connection with operating leases discussed in note 9) invested in short-term and other investments. Due to the average maturities and the short-term nature of the investment portfolio, a change in interest rates is not expected to have a material effect on the value of the portfolio. For the quarter ended June 28, 2002, a 100 basis-point adverse change in interest rates would not have a material effect on our consolidated financial position, earnings, or cash flows.

Foreign Currency Risk. We have substantial sales and expenses and working capital in currencies other than U.S. dollars. As a result, we have exposure to foreign exchange fluctuations, which may be material. To reduce the Company's exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. We have a foreign currency-hedging program using currency forwards and currency options to hedge exposure to foreign currencies. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. We do not currently use currency forwards or currency options for trading purposes. At June 28, 2002, we have eleven foreign exchange forward contracts to purchase $17.8 million US dollars with an aggregate fair value loss after-tax of $266 thousand recorded in accumulated other comprehensive income and maturing at varying dates in 2002 and 2003.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             See the description of legal proceedings in Note 9 to the Consolidated Financial Statements.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             We held an annual and special meeting of shareholders on May 9, 2002. The matters submitted to vote at this meeting were the election of directors, the appointment of Ernst & Young LLP as the Company's auditors and authorization for the board of directors to fix their remuneration, and the ratification of the continued existence of the Company's Shareholder Rights Plan. The board of directors together with management of the Company, upon receiving input from the shareholders, decided to reconsider and withdraw the two (2) additional proposals appearing in the Company's 2002 Proxy Circular relating to an amendment to the Company's articles of continuance to increase the share ownership requirement necessary for submitting shareholder proposals nominating persons for election to the Company's board of directors and an amendment to the Company's 1995 Stock Option Plan to increase the number of shares reserved for issuance under the plan by 2,000,000. The table below sets forth information concerning proxies received and votes given at the meeting.



                                                     Votes for           Votes against or          Abstention and
                                                                             withheld             broker non-votes
                                            ------------------------ ---------------------- -------------------------
             Election of Directors:
             Richard B. Black                 29,396,262                  289,005                      56,623
             Paul F. Ferrari                  29,398,523                  286,744                      56,623
             Phillip A. Griffiths, Ph.D.      29,400,947                  284,320                      56,623
             Byron O. Pond                    29,390,875                  294,392                      56,623
             Benjamin J. Virgilio             29,397,437                  287,830                      56,623
             Charles D. Winston               29,084,667                  600,600                      56,623
                                            ------------------------ ---------------------- -------------------------
             The appointment of Ernst &       28,532,433                1,049,110                     160,347
             Young LLP as the Company's
             auditors and authorizing the
             board of directors to fix
             their remuneration.
                                            ------------------------ ---------------------- -------------------------
             Resolution No. 2 - Proposal to   23,150,536                3,085,714                   2,505,640
             ratify, confirm and approve
             the continued existence of the
             Company's Shareholder Rights
             Plan.
                                            ------------------------ ---------------------- -------------------------


ITEM 5:      OTHER INFORMATION

On April 30, 2002, the Company entered into a Security Agreement with the Bank of Montreal ("BMO") pursuant to which the Company deposited with BMO and pledged approximately $18.9 million as security in connection with the operating lease discussed in Note 4 to the Consolidated Financial Statements in exchange for a written waiver from BMO and BMO Global Capital Solutions for any Company defaults of or obligations to satisfy certain financial covenants relating to the operating lease agreement discussed therein. The Security Agreement and Waiver are attached hereto as Exhibits 4.10 and 4.11 respectively.

The Severance Agreement dated May 24, 2001 between Victor H. Woolley, V.P. Strategic Planning and the Company was terminated as of June 25, 2002. The Termination Amendment to the Severance Agreement is attached hereto as Exhibit
10.31. The Company entered into an employment agreement with Mr. Woolley on June 25, 2002 pursuant to which the Company agreed to employ Mr. Woolley on a part time basis until May 24, 2004. The agreement provides for Mr.

Woolley to receive his current annual base salary, prorated for the part time position, and health and insurance benefits at levels and with Company contributions for a full time position; a copy of which is attached hereto as
Exhibit 10.30. The agreement also provides for a severance payment and provision of certain benefits, if Mr. Woolley's employment with the Company is terminated without cause, equivalent to the compensation and benefits Mr. Woolley would have received for the remaining term of the employment agreement.

On June 28, 2002, the Company entered into agreements with a Fleet National Bank ("Fleet") for an $8 million line of credit and with Canadian Imperial Bank of Commerce ("CIBC") for a $6 million line of credit; copies of which are attached hereto as Exhibits 4.12 - 4.16. Marketable securities totaling $14 million have been pledged as collateral for each of these new credit facilities under security agreements. The line of credit with Fleet expires on June 28, 2003 and the line of credit with CIBC is subject to review by CIBC on May 31, 2003 and if extended, may be cancelled at any time by the Company on appropriate advance notice at no cost, excluding breakage fees relating to the used and outstanding amounts under fixed loan instruments. In addition to the customary representations, warranties and reporting covenants, the borrowings under the Fleet credit facility require the Company to maintain a quarterly minimum tangible net worth of $200 million. The new CIBC credit facility eliminated the Company's requirement to meet certain financial covenants which were required under the previous CIBC credit facility.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

a)    List of Exhibits

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

4.10 Security Agreement between the Registrant and Bank of Montreal dated April 30, 2002.

4.11 Waiver to Certain of the Operative Agreements between the Registrant and GSI Lumonics Corporation on one part and BMO Global Capital Solutions and Bank of Montreal on the other part dated April 30, 2002.

4.12 Loan Agreement between General Scanning Inc. and GSI Lumonics Corporation and Fleet National Bank dated June 28, 2002.

4.13 Secured Revolving Time Note between General Scanning Inc. and Fleet National Bank dated June 28, 2002.

4.14 Security Agreement between General Scanning Inc. and Fleet National Bank dated June 28, 2002.

4.15 Credit Line Letter Agreement between the Registrant and Canadian Imperial Bank of Commerce dated June 28, 2002.

4.16 Amendment to Credit Line Letter Agreement between the Registrant and Canadian Imperial Bank of Commerce dated August 12, 2002.

10.30 Employment Agreement between the Registrant and Victor H. Woolley dated June 25, 2002.

10.31 Termination Amendment to the Severance Agreement between the Registrant and Victor H. Woolley dated June 25, 2002.

99         Selected  Consolidated  Financial  Statements  and Notes in U.S.
           Dollars and in accordance with Canadian Generally Accepted Accounting Principles.

99.1 Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement.

99.2 Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

GSI Lumonics Inc.
(Registrant)


Name                                        Title                                                       Date
--------------------------------------      ----------------------------------------------      ----------------------
/s/ CHARLES D. WINSTON                      Director and Chief Executive Officer                   August 15, 2002
----------------------                     (Principal Executive Officer)
Charles D. Winston

/s/ THOMAS R. SWAIN                         Vice President Finance and Chief Financial             August 15, 2002
-------------------                         Officer (Principal Financial and Accounting
Thomas R. Swain                             Officer)
