Form 10-Q
period 2002-09-27
GSI LUMONICS INC
filed 2002-11-12
CIK 1076930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-71449

GSI Lumonics Inc.

(Exact name of registrant as specified in its charter)

New Brunswick, Canada (State or other jurisdiction of incorporation or organization)	98-0110412 (I.R.S. Employer Identification No.)
39 Auriga Drive, Nepean, Ontario, Canada (Address of principal executive offices)	K2E 7Y8 (Zip Code)

(613) 224-4868

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐

      As at October 22, 2002, there were 40,706,362 shares of the Common Stock of GSI Lumonics Inc., no par value, issued and outstanding.

PART I -- Financial Information
ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in United States dollars, and in accordance with U.S. GAAP)
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
SELECTED CONSOLIDATED FINANCIAL STATEMENTS
MD&A ANALYSIS OF FINANCIAL CONDITIONS
CEO CERTIFICATION
CFO CERTIFICATION

GSI LUMONICS INC.

PART I — Financial Information

ITEM 1.	Financial Statements

GSI LUMONICS INC.

CONSOLIDATED BALANCE SHEETS

	September 27,	December 31,
	2002	2001

	(unaudited)

	(U.S. GAAP and in thousands of
	U.S. dollars, except share amounts)
ASSETS
Current
Cash and cash equivalents	$69,264	$102,959
Short-term investments (note 4)	31,976	43,541
Accounts receivable, less allowance of $3,019 (December 31, 2001 — $3,034)	35,291	39,919
Income taxes receivable	3,666	9,224
Inventories	52,047	57,794
Deferred tax assets	14,524	15,097
Other current assets	5,331	8,528

Total current assets	212,099	277,062
Property, plant and equipment, net of accumulated depreciation of $21,130 (December 31, 2001 — $20,575)	28,362	32,482
Deferred tax assets	6,815	6,537
Other assets	3,167	1,539
Other investments (note 7)	48,530	—
Intangible assets, net of amortization of $14,914
(December 31, 2001 — $11,857)	14,719	19,067

	$313,692	$336,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Bank indebtedness	$10,250	$6,171
Accounts payable	11,443	10,839
Accrued compensation and benefits	7,462	7,515
Other accrued expenses	20,922	25,096
Current portion of long-term debt	—	2,654

Total current liabilities	50,077	52,275
Deferred compensation	2,105	2,082

Total liabilities	52,182	54,357
Commitments and contingencies (note 9)
Stockholders’ equity
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 40,704,862 (December 31, 2001 — 40,556,130)	304,306	303,504
Additional paid-in capital	2,592	2,592
Deficit	(36,693)	(13,546)
Accumulated other comprehensive loss	(8,695)	(10,220)

Total stockholders’ equity	261,510	282,330

	$313,692	$336,687

The accompanying notes are an integral part of these financial statements

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended

	September 27,	September 28,	September 27,	September 28,
	2002	2001	2002	2001

	(unaudited)
	(U.S. GAAP and in thousands of U.S. dollars, except per share amounts)
Sales	$37,419	$41,277	$113,971	$205,526
Cost of goods sold	26,109	30,759	78,185	129,958

Gross profit	11,310	10,518	35,786	75,568
Operating expenses:
Research and development	5,242	5,626	16,116	19,444
Selling, service and administrative	14,237	17,573	42,891	57,458
Amortization of purchased intangibles	1,278	1,390	3,835	4,054
Restructuring and other	—	(170)	4,152	(1,570)

Loss from operations	(9,447)	(13,901)	(31,208)	(3,818)
Other income	1,250	—	1,047	—
Interest income	508	992	1,707	4,163
Interest expense	(188)	(233)	(541)	(781)
Foreign exchange transaction gains (losses)	609	9	(275)	256

Loss before income taxes	(7,268)	(13,133)	(29,270)	(180)
Income tax benefit	(1,853)	(4,646)	(6,123)	(57)

Net loss	$(5,415)	$(8,487)	$(23,147)	$(123)

Net loss per common share:
Basic	$(0.13)	$(0.21)	$(0.57)	$—
Diluted	$(0.13)	$(0.21)	$(0.57)	$—
Weighted average common shares outstanding (000’s)	40,699	40,410	40,641	40,307
Weighted average common shares outstanding and dilutive potential common shares (000’s)	40,699	40,410	40,641	40,307

The accompanying notes are an integral part of these financial statements

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended		Nine months ended

	September 27,	September 28,	September 27,	September 28,
	2002	2001	2002	2001

	(unaudited)
	(U.S. GAAP and in thousands of U.S. dollars)
Cash flows from operating activities:
Net loss	$(5,415)	$(8,487)	$(23,147)	$(123)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Loss on disposal of assets	—	—	62	—
Stock-based compensation	—	200	—	400
Reduction of long-lived assets	—	—	1,130	—
Translation loss on liquidation of a subsidiary	—	723	—	723
Depreciation and amortization	2,724	2,738	8,326	8,975
Deferred income taxes	(1,413)	5,821	879	8,848
Changes in current assets and liabilities:
Accounts receivable	(3,098)	15,456	5,778	32,617
Inventories	5,592	5,061	7,037	507
Other current assets	47	4,232	605	852
Accounts payable, accrued expenses, and taxes (receivable) payable	(4,117)	(23,691)	1,469	(73,709)

Cash provided by (used in) operating activities	(5,680)	2,053	2,139	(20,910)

Cash flows from investing activities:
Sale of assets	—	—	—	6,000
Additions to property, plant and equipment	(444)	(1,858)	(2,431)	(6,885)
Maturity of investments	29,817	32,726	88,691	80,880
Purchase of investments	(47,311)	(20,005)	(125,656)	(80,865)
Decrease (increase) in other assets	75	423	2,150	(1,819)

Cash provided by (used in) investing activities come	(17,863)	11,286	(37,246)	(2,689)

Cash flows from financing activities:
Proceeds (payments) of bank indebtedness	726	596	3,543	(316)
Repayment of long-term debt	(3000)	(4,000)	(3,000)	(4,000)
Issue of share capital	82	536	802	1,300

Cash provided by (used in) financing activities	(2,192)	(2,868)	1,345	(3,016)

Effect of exchange rates on cash and cash equivalents	(488)	254	67	651

Increase (decrease) in cash and cash equivalents	(26,223)	10,725	(33,695)	(25,964)
Cash and cash equivalents, beginning of period	95,487	77,169	102,959	113,858

Cash and cash equivalents, end of period	$69,264	$87,894	$69,264	$87,894

The accompanying notes are an integral part of these financial statements

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of September 27, 2002
(U.S. GAAP and tabular amounts in thousands of U.S. dollars, except share amounts)

1.     Basis of Presentation

      These unaudited interim consolidated financial statements have been prepared by the Company in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the U.S. for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements reflect all adjustments and accruals, consisting only of adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of financial position and results of operations for the periods presented. The consolidated financial statements include the accounts of GSI Lumonics Inc. and its wholly-owned subsidiaries (the “Company”). Intercompany transactions and balances have been eliminated. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001. The results for interim periods are not necessarily indicative of results to be expected for the year or any future periods.

     Comparative amounts

      Certain comparative amounts have been reclassified to conform to the presentation of the financial statements for the quarter ended September 27, 2002.

2.     Inventories

      Inventories consist of the following:

	September 27,	December 31,
	2002	2001

Raw materials	$24,844	$29,779
Work-in-process	9,947	8,028
Finished goods	9,589	12,918
Demo inventory	7,667	7,069

Total inventories	$52,047	$57,794

3.     New Accounting Pronouncements

     Business Combinations

      On January 1, 2002, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. As a result, all business combinations initiated in the future will be accounted for under the purchase method. Also, SFAS 141 does not permit the Company to recognize an assembled workforce asset. Therefore, the Company reallocated its assembled workforce asset with a cost of $2.8 million and a net carrying value of $2.0 million at January 1, 2002 to other remaining long-lived assets arising from the merger with General Scanning, Inc. in 1999, including $1.4 million to developed technology, $0.5 million to property, plant and equipment and $0.1 million to trademarks and trade names. The adoption of SFAS 141 did not have any other material impact on the Company’s financial position or cash flows. It will accelerate amortization by $0.6 million per year for the next two years and reduce amortization thereafter.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Intangible Assets

      On January 1, 2002, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. As a result, intangible assets with finite useful lives must now be amortized and goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The adoption of SFAS 142 did not have a material impact on the Company’s financial position, as it does not possess goodwill or intangible assets with indefinite lives. It also did not have a material impact on the Company’s results of operations or cash flows.

      Intangible assets consist of the following:

	September 27, 2002		December 31, 2001

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Patents and acquired technology	$28,609	$(14,573)	$27,174	$(10,809)
Assembled workforce	—	—	2,814	(786)
Trademarks and trade names	1,024	(341)	936	(262)

Total cost	29,633	$(14,914)	30,924	$(11,857)

Accumulated amortization	(14,914)		(11,857)

Net intangible assets	$14,719		$19,067

Impairment or Disposal of Long-Lived Assets

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 applies to all long-lived assets, including discontinued operations, and develops one accounting model for long-lived assets to be disposed of by sale. SFAS 144 supersedes SFAS 121, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), for the disposal of a segment of a business. The adoption of SFAS 144 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Costs Associated with Exit or Disposal Activities

      In June 2002, Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities was issued. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002 and had no impact on the Company’s financial statements, but will impact the accounting treatment of future exit or disposal activities should they occur.

4.     Bank Indebtedness

      At September 27, 2002, the Company had lines of credit with Fleet National Bank (“Fleet”), Bank One and Canadian Imperial Bank of Commerce (“CIBC”) and letters of credit with National Westminster Bank (“NatWest”), for a total amount of available credit of $23.7 million versus $32.4 million at December 31, 2001. The Company’s agreement with Fleet provides for an $8.0 million line of credit and its agreement with CIBC provides for a $3.9 million line of credit. A previous $19 million line of credit with CIBC expired on

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 28, 2002 and the new CIBC credit facility eliminated the Company’s requirement to meet certain financial covenants which were required under the previous credit facility. Marketable securities totaling $26.8 million have been pledged as collateral for the Fleet, CIBC, and BankOne credit facilities under security agreements. The line of credit with Fleet expires on June 28, 2003 and the new line of credit with CIBC is subject to review by CIBC on May 31, 2003 and if extended, may be cancelled at any time by the Company on appropriate advance notice at no cost, excluding breakage fees relating to the used and outstanding amounts under fixed loan instruments. In addition to the customary representations, warranties and reporting covenants, the borrowings under the Fleet credit facility require the Company to maintain a quarterly minimum tangible net worth of $200 million. A portion of the Company’s existing credit facility with Bank One expired on March 31, 2002 and was not renewed. The terms of the remaining credit facility with Bank One provide for an $11.4 million line of credit. Borrowings under the remaining Bank One credit facility are limited to the sum of eligible accounts receivable under 90 days and North American inventories. In addition to the customary representations, warranties and financial reporting requirements, the borrowings under the Bank One credit facility require the Company to seek consent of the bank for the redemption, repurchase or acquisition of Company shares of common stock, the declaration and payment of certain dividends, and the ability to incur borrowed money debt in excess of $10 million. In addition to the credit facilities with Fleet, CIBC and Bank One, the Company has outstanding letters of credit totaling $0.4 million with NatWest.

      At September 27, 2002, the Company has approximately $23.7 million denominated in Canadian dollars, US dollars, UK Pound sterling, and Japanese yen that are available for general purposes, under the credit facilities and letters of credit discussed above. Of the available $23.7 million, $12.6 million was in use, consisting of $10.3 million of borrowings in Japan and Rugby, U.K. under the CIBC and Bank One credit facilities and $2.3 million of bank guarantees and outstanding letters of credit under the CIBC credit facility and with NatWest. The Bank One credit facility is a demand facility with interest based on the bank’s Floating Rate and/or Eurodollar Rate. The CIBC credit facility is currently a demand facility with interest based on the prime rate, which the Company expects to convert to a revolving credit facility before December 31, 2002. At September 27, 2002, the aggregate unused portion of credit available under the credit facilities amounts to $11.1 million.

5.     Stockholders’ Equity

Capital stock

      The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During the nine months ended September 27, 2002, 148,732 shares of common stock were issued pursuant to exercised share options and the employee share purchase plan for proceeds of $0.8 million.

Accumulated other comprehensive loss

      At September 27, 2002, accumulated other comprehensive loss was comprised of an unrealized loss of $25 thousand (net of tax) on cash flow hedging instruments and accumulated foreign currency translation losses of $8.7 million. At December 31, 2001, accumulated other comprehensive loss was comprised of an unrealized gain on cash flow hedging instruments of $0.8 million (net of tax of $0.6 million) and accumulated foreign currency translation losses of $11.0 million.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of comprehensive loss are as follows:

	Three months ended		Nine months ended

	September 27,	September 28,	September 27,	September 28,
	2002	2001	2002	2001

Net loss	$(5,415)	$(8,487)	$(23,147)	$(123)
Other comprehensive income (loss)
Cumulative effect of change in accounting policy for cash flow hedges	—	—	—	(164)
Realized (gain) loss on cash flow hedging instruments, net of tax (note 7)	266	(806)	(1,133)	(642)
Unrealized gain (loss) on cash flow hedging instruments, net of tax (note 7)	(25)	(32)	315	774
Foreign currency translation adjustments	(813)	870	2,343	(1,495)
Translation loss on liquidation of a subsidiary	—	723	—	723
Change in unrealized loss on equity securities, net of tax	—	(1,140)	—	383

Comprehensive loss	$(5,987)	$(8,872)	$(21,622)	$(544)

Net income (loss) per common share

      Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For diluted net income (loss) per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method. As a result of the net loss for the three months and nine months ended September 27, 2002 and September 28, 2001, the effect of converting options and warrants was anti-dilutive.

      Common and common share equivalent disclosures are:

	Three months ended		Nine months ended

	September 27,	September 28,	September 27,	September 28,
	2002	2001	2002	2001

	(in thousands)
Weighted average common shares outstanding	40,699	40,410	40,641	40,307
Dilutive potential common shares	—	—	—	—

Diluted common shares	40,699	40,410	40,641	40,307

      At September 27, 2002, the Company had options and warrants outstanding entitling holders up to 3,826,809 and 51,186 common shares, respectively.

6.     Related Party Transactions

      The Company recorded sales revenue from Sumitomo Heavy Industries, Ltd., a significant shareholder, of $1.1 million in the nine months ended September 27, 2002 and $3.4 million in the nine months ended September 28, 2001 at amounts and terms approximately equivalent to third-party transactions. Transactions

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with Sumitomo are at normal trade terms. Receivables from Sumitomo of $0.6 million as at September 27, 2002 and December 31, 2001 are included in accounts receivable on the balance sheet.

      In January of 2001, the Company made an investment of $2.0 million in a technology fund, managed by OpNet Partners, L.P. During the nine months ended September 27, 2002, the Company received approximately $1.4 million of the investment and recorded a write-down of $0.2 million to fair market value. The remaining investment made by the Company continues to be maintained in OpNet Partners private investment portfolio. Richard B. Black, a member of the Company’s Board of Directors, is a General Partner for OpNet Partners, L.P. This investment is included in other assets on the balance sheet.

      The Company has an Agreement with V2Air LLC relating to the use of the V2 Air LLC aircraft for Company purposes. The Company’s President and Chief Executive Officer, Charles D. Winston, owns V2Air LLC. Pursuant to the terms of the Agreement, the Company is required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the nine months ended September 27, 2002, the Company reimbursed V2Air LLC approximately $111 thousand for expenses associated with business use of the aircraft by the Company’s Chief Executive Officer under the terms of the Agreement.

      On April 26, 2002, the Company entered into an agreement with Photoniko, Inc, a private photonics company in which one of the Company’s directors, Richard B. Black, was a director and stock option holder. As of August 16, 2002, Mr. Black was no longer a director or stock option holder of Photoniko, Inc. Under the agreement, the Company provided a non-interest bearing unsecured loan of $75 thousand to Photoniko, Inc. to fund designated business activities at Photoniko, Inc. in exchange for an exclusive 90 day period to evaluate potential strategic alliances. In accordance with the terms of the agreement and the promissory note which was signed by Photoniko, Inc. on April 26, 2002, the loan was to be repaid in full to the Company no later than August 28, 2002, but still remains outstanding. The Company has created a full reserve for this receivable.

7.     Financial Instruments

Cash equivalents and investments

      At September 27, 2002, the Company had $47.7 million invested in cash equivalents denominated in U.S. dollars with maturity dates between September 30, 2002 and December 18, 2002. At December 31, 2001, the Company had $79.8 million invested in cash equivalents denominated in U.S. dollars with maturity dates between January 7, 2002 and March 1, 2002. Cash equivalents, stated at amortized cost, approximate fair value.

      At September 27, 2002, the Company had $80.5 million invested in short-term and other investments denominated in U.S. dollars with maturity dates between October 23, 2002 and August 26, 2005. This $80.5 million includes $26.8 million pledged as security in connection with the new credit facilities discussed in note 4 and $18.9 million pledged as security and classified as long-term in connection with the operating leases discussed in note 9. At December 31, 2001, the Company had $43.5 million invested in short-term investments denominated in U.S. dollars with maturity dates between January 24, 2002 and May 6, 2002. The carrying value of short-term and other investments approximates fair value.

Derivative financial instruments

      At September 27, 2002, the Company had fourteen foreign exchange forward contracts to purchase $22.7 million U.S. dollars with an aggregate fair value loss of $25 thousand after-tax recorded in accumulated other comprehensive income and maturing at varying dates in 2002 and 2003. At December 31, 2001, the Company had eight foreign exchange forward contracts to purchase $17.8 million U.S. dollars and one foreign exchange option contract to purchase $6.5 million U.S. dollars with an aggregate fair value gain of $0.8 million after-tax recorded in accumulated other comprehensive income and maturing at varying dates in 2002.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Restructuring and other

Restructuring charges

2002

      In connection with a restructuring plan to align the Company’s manufacturing costs and operating expenses with the prevailing economic environment, the Company recorded a pre-tax restructuring charge of $2.7 million during the first quarter of fiscal 2002. The Company consolidated its Electronics systems business from its facility in Kanata, Ontario into the Company’s existing systems manufacturing facility in Wilmington, MA and transferred its laser sources business from the Company’s Kanata, Ontario facility to its existing facility in Rugby, UK. In addition, the Company closed its Kanata, Ontario facility and moved its principal office from Kanata, Ontario to its existing Nepean, Ontario facility. Restructuring provisions relate to severance and benefits of $2.2 million for the termination of approximately 90 employees, $0.3 million for the write-off of furniture, equipment and system software, and $0.2 million for plant closure and other related costs. During the second quarter of fiscal 2002, the Company recorded additional restructuring charges of $1.4 million related to cancellation fees on contractual obligations of $0.3 million and a write-down of land and building in Kanata, Ontario and Rugby, UK of $0.8 million, and also leased facility costs of $0.3 million at the Farmington Hills and Oxnard locations. At September 27, 2002, the net book value of the Kanata, Ontario facility is reclassified as held for sale and included in other assets.

      Cumulative cash draw-downs of approximately $1.5 million and non-cash draw-downs of $1.1 million have been applied against the provision, resulting in a remaining provision balance of $1.5 million as at September 27, 2002.

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

      Cumulative cash draw-downs of approximately $2.1 million and non-cash draw-downs of $0.7 million have been applied against the provision, resulting in a remaining provision balance of $0.6 million as at September 27, 2002.

2000

      During the fourth quarter of fiscal 2000, a charge of $12.5 million was taken to accrue employee severance of $1.0 million for approximately 50 employees and other exit costs of $3.8 million for the Company’s United Kingdom operation and worldwide distribution system related to high-power laser systems for certain automotive applications; costs of $7.7 million associated with restructuring for excess capacity at three leased facility locations in the United States and Germany. The Company also recorded a write-down of land and building in the United Kingdom of $2.0 million. Compensation expense of $0.6 million arising on the acceleration of vesting of options upon the sale of businesses during the year was also charged to restructuring. In addition, an inventory write-down to net realizable value of $8.5 million was recorded in cost of goods sold related to the high-power laser system product line.

      Cumulative cash draw-downs of $6.0 million, reversal of $0.5 million for restructuring costs that will not be incurred and non-cash draw-downs of $2.6 million have been applied against the provision, resulting in a remaining provision balance of $6.0 million as at September 27, 2002.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes changes in the restructuring provision included in other accrued expenses on the balance sheet.

	Total	Severance	Facilities	Other

	(in millions)
Provision at December 31, 2001	$8.9	$0.9	$8.0	$—
Cash draw-downs during Q1 2002	(0.6)	(0.2)	(0.4)	—
Charge during Q1 2002	2.7	2.2	0.3	0.2
Non-cash draw-down during Q1 2002	(0.3)	—	(0.3)	—
Charge during Q2 2002	1.4	—	1.1	0.3
Cash draw-downs during Q2 2002	(1.4)	(0.6)	(0.8)	—
Non-cash draw-down during Q2 2002	(0.8)	—	(0.8)	—
Cash draw-downs during Q3 2002	(1.8)	(1.0)	(0.3)	(0.5)

Provision at September 27, 2002	$8.1	$1.3	$6.8	$—

Other

      During the first nine months of 2001, the Company adjusted an accrual related to litigation with Electro Scientific Industries, Inc. and recorded a benefit of $1.6 million.

9.     Commitments and Contingencies

Operating Leases

      The Company leases two facilities under operating lease agreements that expire in 2003. At the end of the initial lease term, these leases require the Company to renew the lease for a defined number of years at the fair market rental rate or purchase the property at the fair market value. The lessor may sell the facilities to a third party but the leases provide for a residual value guarantee of the first 85% of any loss the lessor may incur on its $19.1 million investment in the building, which may become payable by the Company upon the termination of the transaction, or the Company may exercise its option to purchase the facilities for approximately $19 million. As of September 27, 2002, residual value guarantees in connection with these leases totaled approximately $16 million. Upon termination of the leases, the Company expects the fair market value of the leased properties to reduce substantially the payment under the residual value guarantees and, during the fourth quarter of fiscal 2000, the Company took a charge of $6 million associated with restructuring for excess capacity at the two leased facility locations, including the estimated residual value guarantees. The lease agreement requires, among other things, the Company to maintain specified quarterly financial ratios and conditions. As of March 29, 2002, the Company was in breach of the fixed charge coverage ratio, but on April 30, 2002, the Company entered into a Security Agreement with the Bank of Montreal (“BMO”) pursuant to which the Company deposited with BMO and pledged approximately $18.9 million as security in connection with the operating leases discussed above in exchange for a written waiver from BMO and BMO Global Capital Solutions for any Company defaults of or obligations to satisfy the specified financial covenants relating to the operating lease agreements until June 30, 2003. This item is included on the balance sheet in other investments.

Legal proceedings and disputes

      Electro Scientific Industries, Inc. v. GSI Lumonics, Inc. et al. On March 16, 2000, Electro Scientific Industries, Inc. filed an action for patent infringement in the United States District Court for the Central District of California against the Company and Dynamic Details Inc., an unrelated party that is one of the Company’s customers. Electro Scientific alleged that the Company offered to sell and import into the United

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

States the GS-600 high speed laser drilling system and that Dynamic Details possessed and used a GS-600 System. It further alleged that Dynamic Details’ use of the GS-600 laser system infringed Electro Scientific’s U.S. patent 5,847,960 and that the Company had actively induced the infringement of, and contributorily infringed, the patent. Electro Scientific sought an injunction, unspecified damages, trebling of those damages, and attorney’s fees. GSI Lumonics indemnified Dynamic Details with respect to these allegations. On August 14, 2001, the United States District Court for the Central District of California granted the Company’s motion for summary judgment of non-infringement and denied Electro Scientific’s motion for summary judgment of infringement. In the ruling, the Court concluded that the GS-600 system did not literally infringe the asserted claims of the alleged Electro Scientific patent, nor did it infringe under the doctrine of equivalents. On September 7, 2001, Electro Scientific appealed the District Court’s decision on the summary judgment motions and oral arguments were heard on May 7, 2002. On October 7, 2002, the Court of Appeals vacated the summary judgment ruling of non-infringement of the District Court and remanded the matter back to the District Court for additional claim construction. In the event Electro Scientific prevails and its claims are upheld as filed, the Company does not believe this would have a material adverse effect on the Company’s financial position and results of operations.

      Carl Baasel Lasertecknik Gmbh & Co. KG and Rofin Baasel Inc. vs. GSI Lumonics Corporation. On May 17, 2002, Carl Baasel Lasertechnik Gmbh and Co. KG (“CBL”) and Rofin Baasel Inc. (“RBI”) filed an antitrust case in the United District Court for the District of Massachusetts against the Company’s U.S. subsidiary, GSI Lumonics Corporation (“GSLI Corp”) for violations of Sections 1 and 2 of the Sherman Act and Section 7 of the Clayton Act as a result of GSLI Corp’s acquisition of U.S. Patent No. 4,522,656 (the “656 patent”) and its enforcement of the “656 patent” against CBL and RBI in a consolidated patent infringement action against CBL and RBI currently pending in the United States District Court for the Eastern District of Michigan. Prior to the filing of this complaint, CBL filed, in the United States District Court for the Eastern District of Michigan, a motion for leave to amend its answer in the pending “656 patent” infringement case to assert antitrust violations by GSLI Corp; which motion was denied on April 25, 2002 by that District Court. The immediate complaint, filed shortly after the denial, alleges that GSLI Corp held monopoly power in the laser wafer softmarking systems market prior to and since 1990, that GSLI Corp’s purchase in 1990 of the “656 patent”, its filing of the “656 patent” infringement claim in the United States District Court for the Eastern District of Michigan against AB Lasers Inc. (nka RBI) and CBL and its alleged refusal to license the “656 patent” to CBL or any other competitor, decreased competition, maintained GSLI Corp’s market monopoly and unreasonably restrained trade in the relevant market. CBL and RBI sought declaratory relief as to the violations asserted and permanent injunctive relief enjoining GSLI Corp from initiating, maintaining or threatening infringement litigation to enforce the “656 patent,” together with treble damages and costs. On June 11, 2002, CBL and RBI filed a motion for partial summary judgment seeking declaratory relief as to the violations they asserted. On June 17, 2002, GSLI Corp filed a motion to dismiss the case on the grounds that the case was barred by denial of the same claims raised in the pending “656 patent” infringement case and an emergency motion to stay the briefing on CBL’s and RBI’s partial summary judgment motion pending a decision on GSLI Corp’s motion to dismiss. On July 25, 2002, oral arguments were heard on the motion to dismiss. On August 21, 2002, GSLI Corp, CBL and RBI entered into a settlement agreement pursuant to which each of the parties dismissed with prejudice all claims and counterclaims pending in the Michigan and Massachusetts lawsuits discussed herein. A stipulated notice of dismissal with prejudice was filed with the Michigan and Massachusetts Courts and entered by each court on September 9, 2002 and August 23, 2002, respectively. Under the terms of the settlement agreement, mutual releases and covenants not to sue were granted amongst the parties with respect to any claims and counterclaims relating to the “656 patent” or the subject matter of the Michigan and Massachusetts lawsuits, GSLI Corp granted to CBL and RBI and their respective affiliates a worldwide royalty bearing exclusive license under the “656 patent” and all foreign counterparts and CBL and RBI agreed to pay GSLI Corp an aggregate sum of $1.25 million plus ongoing license royalties. The $1.25 million settlement was recognized as other income during the three months ended September 27, 2002.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other. As the Company has disclosed since 1994, a party has commenced legal proceedings in the United States against a number of U.S. manufacturing companies, including companies that have purchased systems from the Company. The plaintiff in the proceedings has alleged that certain equipment used by these manufacturers infringes patents claimed to be held by the plaintiff. While the Company is not a defendant in any of the proceedings, several of the Company’s customers have notified the Company that, if the party successfully pursues infringement claims against them, they may require the Company to indemnify them to the extent that any of their losses can be attributed to systems sold to them by the Company.

      The Company is also a party in and subject to various legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of these claims will have a material adverse effect upon the Company’s financial conditions or results of operations, but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect upon the Company’s financial condition or results of operations.

10.     Income Taxes

      During the nine months ended September 27, 2002, the income tax benefit was reduced as a result of increases in valuation allowances related to the Company’s geographic distribution of its operating loss carry-forwards. This includes a full valuation allowance against the Canadian Company’s deferred tax asset in accordance with the closure of the Kanata facility described in note 8. It is expected that operations and income in Canada in the foreseeable future will not be sufficient to offset existing loss carryforwards.

11.     Segment Information

     General description

      During the fourth quarter of fiscal 2001, the Company changed the way it manages its business to reflect a growing focus on providing precision optics and laser systems to its customers. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution. Segment information for the 2001 year has been restated to conform to the current year’s presentation.

      The Executive Committee (“EC”) is the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. The EC evaluates financial performance based on measures of profit or loss from operations before income taxes excluding the impact of amortization of purchased intangibles, restructuring and other, interest income, interest expense, and foreign exchange transaction gains (losses). Certain corporate-level operating expenses, including sales, marketing, finance, legal, information technology, communications and administrative expenses, are not allocated to operating segments. Intersegment sales are based on fair market values. All intersegment profit, including any unrealized profit on ending inventories, is eliminated on consolidation.

      GSI Lumonics operations include two reportable operating segments: the Laser Systems segment (Laser Systems); and the WavePrecision segment (WavePrecision). Laser Systems designs, develops, manufactures and markets laser-based advanced manufacturing systems and components as enabling tools for a wide range of high-technology applications, including computer-chip memory repair processing, wafer and die marking, inspection systems for solder paste and component placement on surface-mount printed circuits, via drilling of printed circuit boards, hybrid circuit trim, circuit trim on silicon, and printing and laser imaging for medical applications. Major markets for its products include the semiconductor and electronics industries. WavePrecision provides precision optics for Dense Wave Division Multiplexing networks and guidance systems. Major markets for its products include telecommunications, military, and aerospace industries.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Segments

      Information on reportable segments is as follows:

	Three months ended		Nine months ended

	September 27,	September 28,	September 27,	September 28,
	2002	2001	2002	2001

Sales
Laser Systems	$35,337	$38,056	$107,409	$191,057
WavePrecision	2,289	3,456	7,021	15,545
Intersegment sales elimination	(207)	(235)	(459)	(1,076)

Total	$37,419	$41,277	$113,971	$205,526

Segment income (loss) from operations
Laser Systems	$(3,852)	$(8,795)	$(6,342)	$7,405
WavePrecision	(466)	(1,256)	(2,438)	415

Total by segment	(4,318)	(10,051)	(8,780)	7,820
Unallocated amounts:
Corporate expenses	3,851	2,630	14,441	9,154
Amortization of purchased intangibles	1,278	1,390	3,835	4,054
Restructuring and other	—	(170)	4,152	(1,570)

Loss from operations	$(9,447)	$(13,901)	$(31,208)	$(3,818)

	As at

	September 27,	December 31,
	2002	2001

Assets
Laser Systems	$104,682	$115,387
WavePrecision	9,957	11,506
Corporate	199,053	209,794

Total assets	$313,692	$336,687

      Total assets for corporate include treasury controlled, income tax, other and intangible assets.

     Geographic segment information

      The Company attributes revenues to geographic areas on the basis of the billed to customer location. Long-lived assets are attributed to geographic areas in which Company assets reside.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three months ended

	September 27,		September 28,
	2002		2001

	(in millions)
Revenues from external customers:
North America	$23.6	63%	$26.4	64%
Europe	5.9	16%	6.1	15%
Japan	4.7	12%	5.6	13%
Asia-Pacific, other	3.2	9%	3.2	8%

Total	$37.4	100%	$41.3	100%

	Nine months ended

	September 27,		September 28,
	2002		2001

	(in millions)
North America	$74.5	65%	$106.6	52%
Europe	18.4	16%	43.0	21%
Japan	11.1	10%	34.0	16%
Asia-Pacific, other	10.0	9%	21.9	11%

Total	$114.0	100%	$205.5	100%

	As at

	September 27,	December 31,
	2002	2001

Long-lived assets:
United States	$25.6	$29.7
Canada	5.1	9.4
Europe	11.6	11.5
Japan	0.6	0.7
Asia-Pacific, other	0.2	0.2

Total	$43.1	$51.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in United States dollars, and in accordance with U.S. GAAP)

      You should read this discussion together with the consolidated financial statements and other financial information included in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. Please see the special note set forth below under “Forward-Looking Statements.”

Overview

      We design, develop, manufacture and market laser-based advanced manufacturing systems and components as enabling tools for a wide range of high-technology applications. Laser-based systems are designed, manufactured and sold for applications in the semiconductor and electronics industries such as: computer-chip memory yield enhancement, silicon wafer marking, circuit trim on silicon wafers, inspection of solder paste and component placement on surface-mount (“SMT”) printed circuits, via drilling of printed circuit boards, and hybrid circuit trim. Component level technology products are provided to OEMs in a variety of markets and applications. Major markets for our products include the semiconductor, electronics, and telecommunications industries. Other significant markets include industrial, medical and aerospace. Our systems sales depend on our customers’ capital expenditures that are affected by business cycles in the markets they serve. Component sales depend on the design cycle for new products developed by our OEM customers.

Operational Highlights for the Three Months Ended September 27, 2002 and Outlook

      Sales in the third quarter of 2002 were $37.4 million compared to $41.3 million in the third quarter of 2001 and $39.7 million in the second quarter of 2002. Sales of systems and services to the Semiconductor and Electronics markets totaled approximately $16.9 million in the quarter just ended compared to $14.6 million in the third quarter of 2001 and $18.6 million in the second quarter of 2002. Sales to medical, components, optics and other totaled $20.5 million in the quarter just ended compared to $26.7 million in the third quarter of 2001 and $21.1 million in the second quarter of 2002. Geographically, sales for the third quarter of 2002 were approximately 63% in North America, 16% in Europe and 21% in Asia-Pacific, including Japan and other.

      New orders booked during the third quarter of 2002 were $39 million compared to $34 million in the third quarter of 2001 and $35 million in the second quarter of 2002. Backlog at September 27, 2002 was $54 million compared to $57 million at the end of the third quarter 2001 and $52 million at the end of the second quarter 2002.

      Gross profit for the quarter just ended was 30% of sales, down from 32% in the prior quarter. The anticipated improvement in gross profit in the third quarter was not realized primarily as result of approximately $0.4 million in severance expense and approximately $2.2 million additional inventory loss provisions, a reflection of the apparent delay in the recovery in the markets served by the Company.

      Operating expenses for the quarter include severance expense of approximately $0.9 million.

      Other income of $1.25 million resulted from a settlement of litigation.

      The Company incurred a net loss of $5.4 million, or $0.13 per share, for the third quarter of 2002, compared to a net loss of $8.5 million, or $0.21 per share, in the same period in 2001, and a net loss of $11.1 million, or $0.27 per share, in the second quarter of this year. Of the reported loss of $0.13 per share, approximately $0.04 per share was attributable to severance expense, additional inventory loss provisions and other income from litigation settlement as described above.

      In line with the current weak business conditions for semiconductor and electronics capital equipment, the Company has taken additional cost reduction actions. During the quarter just ended, staffing was reduced by 12% to approximately 840 employees, resulting in the $1.3 million charge affecting both cost of goods sold and operating expenses, as noted above.

      Visibility remains poor for our semiconductor and electronics capital equipment markets; therefore we continue to reduce our fixed costs in an effort to become profitable at the current level of revenues. We are gaining acceptance for our memory repair system at new accounts and our component business continues to be steady. We anticipate the fourth quarter operating results to only modestly improve compared to the third quarter just ended.

      The change in cash, cash equivalents, and investments for the third quarter of 2002 was a decrease of $8.7 million, including net operations using $4.1 million, net working capital using $1.6 million and repayment of long-term debt using $3.0 million. Cash, cash equivalents, and investments were $149.8 million (this includes $26.8 million pledged as security in connection with the new credit facilities and $18.9 million pledged as security in connection with operating leases) at September 27, 2002. Cash, cash equivalents, and investments were $158.5 million (this includes $14.5 million pledged as security in connection with the new credit facilities and $18.9 million pledged as security in connection with operating leases) at June 28, 2002. Bank debt at September 27, 2002 was $10.3 million.

Results of Operations for the Three Months Ended September 27, 2002

      The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three months ended

	September 27,	September 28,
	2002	2001

Sales	100.0%	100.0%
Cost of goods sold	69.8	74.5

Gross profit	30.2	25.5
Research and development	14.0	13.6
Selling, service and administrative	38.0	42.6
Amortization of purchased intangibles	3.4	3.4
Restructuring and other	—	(0.5)

Loss from operations	(25.2)	(33.6)
Other	3.3	—
Interest income	1.4	2.4
Interest expense	(0.5)	(0.6)
Foreign exchange transaction gains	1.6	—

Loss before income taxes	(19.4)	(31.8)
Income tax benefit	(4.9)	(11.2)

Net loss	(14.5)%	(20.6)%

      Commencing in the first quarter of 2002, we classified technical support and service management costs as selling, service and administrative expenses. In prior years, we classified these costs as cost of goods sold and such costs have been reclassified in the comparative statement of operations. Field service costs reclassified were $1.5 million or 4.0% of sales and $1.2 million or 2.9% of sales during the three months ended September 27, 2002 and September 28, 2001, respectively.

      Sales by Market. The following table sets forth sales to our primary markets for the three months ended September 27, 2002 and September 28, 2001, respectively.

	Three months ended

	September 27,		September 28,
	2002		2001

		% of		% of
	Sales	Total	Sales	Total

	(in millions)
Semiconductor	$11.2	30%	$9.2	22%
Electronics	5.7	15	5.4	13
Medical	9.0	24	11.3	28
Components	5.3	14	5.9	14
Optics	2.0	6	3.3	8
Other	4.2	11	6.2	15

Total	$37.4	100%	$41.3	100%

      Semiconductor systems sales for the third quarter of 2002 increased by $2.0 million or 22% compared to the same period of 2001 due primarily to an increase in sales for semiconductor marker and memory repair applications. Electronic systems sales increased by $0.3 million or 6% due to more competitive market pricing. Sales to the medical market decreased by $2.3 million or 20% compared to the same period of 2001 due to a shift in product demand and purchasing cycles. Sales of components decreased by $0.6 million or 10% compared to the same period of 2001 due to general economic conditions. Sales of optics for the third quarter of 2002 decreased by $1.3 million or 39% compared to the same period of 2001 due to a sharp decline in sales to the telecommunications market. Sales to the other markets (including aerospace, packaging and automotive) decreased by $2.0 million or 32% from the same period of 2001 primarily due to general economic conditions.

      Sales by Region. We distribute our systems and services via our global direct sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America, Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific and other, consisting of the ASEAN countries, China and other Asia-Pacific countries, and Latin and South America. Revenues are attributed to these geographic areas on the basis of the billed to customer location. The following table shows sales to each geographic region for the three months ended September 27, 2002 and September 28, 2001, respectively.

	Three months ended

	September 27,		September 28,
	2002		2001

		% of		% of
	Sales	Total	Sales	Total

	(in millions)
North America	$23.6	63%	$26.4	64%
Europe	5.9	16	6.1	15
Japan	4.7	12	5.6	13
Asia-Pacific, other	3.2	9	3.2	8

Total	$37.4	100%	$41.3	100%

      Backlog. We define backlog as purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Order backlog at September 27, 2002 was $54 million, as compared with $56 million at the end of the third quarter of last year, with over 50% in the semiconductor and electronics market, 16% in the medical market and 19% in the components market.

      Gross Profit. Gross profit was 30.2% of sales in the three months ended September 27, 2002 compared to 25.5% of sales in the same period of 2001. Higher gross profit reflects the impact of a more favorable product mix. The previously anticipated improvement in gross profit was not realized during the second and third quarters primarily as result of approximately $0.4 million in severance expense and approximately $2.2 million additional inventory loss provisions, a reflection of the apparent delay in the recovery in the markets served by the Company. The gross profit in the third quarter of 2001 reflects the impact of high fixed manufacturing and service overhead costs and inventory loss provisions during a period with a 46% decline in sales from the prior quarter.

      Research and Development Expenses. Research and development expenses for the three months ended September 27, 2002 were 14.0% of sales or $5.2 million compared with 13.6% of sales or $5.6 million in the three months ended September 28, 2001. Research and development expenses as a percentage of sales have actually increased due to lower sales volume and continued investment in new product development during this down cycle, which is critical to the Company’s success going forward. During the third quarter of 2002, the majority of research and development activities focused on products targeted at the semiconductor and electronics markets.

      Selling, Service and Administrative Expenses. Selling, service and administrative expenses were 38.0% of sales or $14.2 million in the three months ended September 27, 2002 compared with 42.6% of sales or $17.6 million in the three months ended September 28, 2001. The decrease in spending reflects the impact of restructuring activity, lower sales, cost reduction measures and other cost savings initiatives undertaken in 2002 and 2001.

      Amortization of Purchased Intangibles. Amortization of purchased intangibles was 3.4% of sales or $1.3 million in the three months ended September 27, 2002 compared with 3.4% of sales or $1.4 million in the three months ended September 28, 2001, as a result of amortizing intangible assets from acquisitions undertaken in previous years.

      Restructuring and other. There were no restructuring charges during the third quarter of 2002 or 2001. During the third quarter of 2001, the Company adjusted an accrual related to settlement of litigation with Electro Scientific Industries, Inc. and recorded a benefit of $0.2 million.

      Other income. During the third quarter of 2002, the Company recorded a benefit of $1.25 million related to settlement of litigation.

      Interest Income. Interest income was $0.5 million in the three months ended September 27, 2002, compared to $1.0 million in the three months ended September 28, 2001. The decrease was due to a significant decline in interest rates over the past year, partially offset by an increase in the average investment balance compared to 2001.

      Interest Expense. Interest expense was $0.2 million in the three months ended September 27, 2002, compared to $0.2 million in the three months ended September 28, 2001.

      Income Taxes. The effective tax rate was 25.5% for the third quarter of 2002, compared with 35.4% in the same period in 2001 and 34.6% for fiscal 2001. Our tax rate in the third quarter of 2002 includes a full valuation allowance against the Canadian Company’s current operating loss in accordance with the closure of the Kanata facility described in note 8. It is expected that operations and income in Canada in the foreseeable future will not be sufficient to offset existing loss carryforwards.

      Net Loss. As a result of the foregoing factors, net loss for the third quarter of 2002 was $5.4 million, compared with a net loss of $8.5 million in the same period in 2001.

Results of Operations for the Nine Months Ended September 27, 2002

      The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Nine months ended

	September 27,	September 28,
	2002	2001

Sales	100.0%	100.0%
Cost of goods sold	68.6	63.2

Gross profit	31.4	36.8
Research and development	14.1	9.5
Selling, service and administrative	37.7	27.9
Amortization of purchased intangibles	3.3	2.0
Restructuring and other	3.7	(0.8)

Loss from operations	(27.4)	(1.8)
Other	0.9	—
Interest income	1.5	2.0
Interest expense	(0.5)	(0.4)
Foreign exchange transaction gains (losses)	(0.2)	0.1

Loss before income taxes	(25.7)	(0.1)
Income tax benefit	(5.4)	—

Net loss	(20.3)%	(0.1)%

      Our sales were $114.0 million for the first nine months of 2002 compared to $205.5 million for the first nine months of 2001. Commencing in the first quarter of 2002, we classified technical support and service management costs as selling, service and administrative expenses. In prior years, we classified these costs as cost of goods sold and such costs have been reclassified in the comparative statement of operations. Field service costs reclassified were $4.1 million or 3.6% of sales and $4.3 million or 2.1% of sales during the nine months ended September 27, 2002 and September 28, 2001, respectively.

      Sales by Market. The following table sets forth sales to our primary markets for the nine months ended September 27, 2002 and September 28, 2001, respectively.

	Nine months ended

	September 27,		September 28,
	2002		2001

		% of		% of
	Sales	Total	Sales	Total

	(in millions)
Semiconductor	$33.7	30%	$67.0	33%
Electronics	16.7	15	50.1	24
Medical	28.9	25	32.3	16
Components	16.2	14	21.0	10
Optics	6.5	6	14.5	7
Other	12.0	10	20.6	10

Total	$114.0	100%	$205.5	100%

      Sales declined significantly for the nine months ended September 27, 2002 compared to the same period in 2001, primarily due to the significant downturn in the markets we serve, especially in the semiconductor and electronics markets, and the impact of reduced and/or deferred capital spending by our customers due to excess of manufacturing capacity and their customers’ excess inventories of components.

      The decline of new orders during the first nine months of 2002 reflected a continued slowdown in demand for systems and products in the semiconductor, electronics and telecom optics markets. Bookings were approximately $118 million resulting in an ending backlog of approximately $54 million, as compared with bookings of $143 million and ending backlog of $56 million for the first nine months of last year.

      Sales by Region. The following table shows sales to each geographic region for the nine months ended September 27, 2002 and September 28, 2001, respectively.

	Nine months ended

	September 27,		September 28,
	2002		2001

		% of		% of
	Sales	Total	Sales	Total

	(in millions)
North America	$74.5	65%	$106.6	52%
Europe	18.4	16	43.0	21
Japan	11.1	10	34.0	16
Asia-Pacific, other	10.0	9	21.9	11

Total	$114.0	100%	$205.5	100%

      Gross Profit. Gross profit was 31.4% for the nine months ended September 27, 2002 compared to 36.8% for the nine months ended September 28, 2001. Lower gross profit reflects the impact of the economic downturn, including a combination of downward pricing pressures, lower volumes and inventory loss provisions. Also, margins were affected by factory consolidation costs, higher fixed cost per unit, and changes in electronic and semiconductor systems product mix.

      Research and Development Expenses. Research and development expenses for the nine months ended September 27, 2002 were 14.1% of sales or $16.1 million compared with 9.5% of sales or $19.4 million for the nine months ended September 28, 2001. The decrease in the number of dollars spent on research and development activities reflects the impact of initiatives undertaken by us to focus our spending on key potential growth areas and the impact of divested product lines. However, research and development expenses as a percentage of sales have not declined, as the investment in new product development is critical to the Company’s success going forward. The majority of research and development activities focused on products targeted at the electronics and semiconductor markets.

      Selling, Service and Administrative Expenses. Selling, service and administrative expenses were 37.7% of sales or $42.9 million for the nine months ended September 27, 2002 compared with 27.9% of sales or $57.5 million for the nine months ended September 28, 2001. The decrease in spending reflects the impact of restructuring activity, lower sales, divested product lines, cost reduction measures and other cost savings initiatives undertaken in 2002 and 2001.

      Amortization of Purchased Intangibles. Amortization of purchased intangibles was 3.3% of sales or $3.8 million for the nine months ended September 27, 2002 compared with 2.0% of sales or $4.1 million for the nine months ended September 28, 2001.

      Restructuring and other. In connection with a restructuring plan to align the Company’s manufacturing costs and operating expenses with the prevailing economic environment, the Company recorded restructuring charges of $1.4 million during the second quarter of fiscal 2002 related to cancellation fees on contractual obligations of $0.3 million and a write-down of land and building in Kanata, Ontario and Rugby, U.K. of $0.8 million, and also leased facility costs of $0.3 million at the Farmington Hills, MI and Oxnard, CA locations. These charges are in addition to a restructuring charge of $2.7 million recorded during the first quarter of fiscal 2002. The Company consolidated the Electronics systems business from its facility in Kanata, Ontario into the Company’s existing systems manufacturing facility in Wilmington, MA and transferred its laser sources business from the Company’s Kanata, Ontario facility to its existing Rugby, UK facility. In addition, the Company closed its Kanata, Ontario facility and moved its principal office from Kanata, Ontario to its existing Nepean, Ontario facility. Provisions in the first quarter relate to severance and benefits for the termination of approximately 90 employees, write-off of furniture, equipment and system software, and plant closure and other related costs.

      During the first nine months of 2001, the Company adjusted an accrual related to settlement of litigation with Electro Scientific Industries, Inc. and recorded a benefit of $1.6 million or 0.8% of sales.

      Other income. During the first nine months of 2002, the Company recorded a benefit of $1.25 million related to settlement of litigation and adjusted the cost of an investment in a technology fund and recorded a write-down of $0.2 million to fair market.

      Interest Income. Interest income was $1.7 million in the nine months ended September 27, 2002, compared to $4.2 million in the nine months ended September 28, 2001. The decrease was due to a significant decline in interest rates over the past year, partially offset by an increase in the average investment balance compared to 2001.

      Interest Expense. Interest expense was $0.5 million in the nine months ended September 27, 2002, compared to $0.8 million in the nine months ended September 28, 2001.

      Income Taxes. The effective tax rate was 20.9% for the nine months ended September 27, 2002, compared with 31.7% for the same period in 2001. Our tax rate reflects the fact that we do not recognize the tax benefit from losses in certain countries where future use of the losses is uncertain. During the third and second quarters of 2002, we booked a full valuation allowance against the Canadian Company’s deferred tax asset in light of the recent closure of the Kanata, Ontario facility described in note 8. It is expected that the remaining Canadian operations will not generate sufficient income in the foreseeable future to offset tax loss carryforwards.

      Net Loss. As a result of the foregoing factors, net loss for the nine months ended September 27, 2002 was $23.1 million, compared with a net loss of $0.1 million for the same period in 2001.

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

      Our operations include two reportable operating segments: the Laser Systems segment (Laser Systems); and the WavePrecision segment (WavePrecision). Laser Systems designs, develops, manufactures and markets laser-based advanced manufacturing systems and components as enabling tools for a wide range of high-technology applications, including computer-chip memory repair processing, wafer and die marking, inspection systems for solder paste and component placement on surface-mount printed circuits, via drilling of printed circuit boards, hybrid circuit trim, circuit trim on silicon, and printing and laser imaging for medical applications. Major markets for its products include the semiconductor and electronics industries. WavePrecision provides precision optics for Dense Wave Division Multiplexing networks and guidance systems. Major markets for its products include telecommunications, military, and aerospace industries.

      The following table sets forth sales by reportable segment for the three and nine months ended September 27, 2002 and September 28, 2001, respectively.

	Three months ended		Nine months ended

	September 27,	September 28,	September 27,	September 28,
	2002	2001	2002	2001

Sales
Laser Systems	$35,337	$38,056	$107,409	$191,057
WavePrecision	2,289	3,456	7,021	15,545
Intersegment sales elimination	(207)	(235)	(459)	(1,076)

Total	$37,419	$41,277	$113,971	$205,526

Segment income (loss) from operations
Laser Systems	$(3,852)	$(8,795)	$(6,342)	$7,405
WavePrecision	(466)	(1,256)	(2,438)	415

Total by segment	(4,318)	(10,051)	(8,780)	7,820
Unallocated amounts:
Corporate expenses	3,851	2,630	14,441	9,154
Amortization of purchased intangibles	1,278	1,390	3,835	4,054
Restructuring and other	—	(170)	4,152	(1,570)

Loss from operations	$(9,447)	$(13,901)	$(31,208)	$(3,818)

      Sales of the Laser Systems segment are discussed under Sales by Market and represent all market sectors, except optics. WavePrecision sells to the optics market. Loss from operations in both segments for the three and nine months ended September 27, 2002 and the three months ended September 27, 2001 resulted from the significant downturn in the markets they serve.

Critical Accounting Policies and Estimates

      Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. There is no change in our critical accounting policies included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Form 10-K for the year ended December 31, 2001.

Liquidity and Capital Resources

      Cash and cash equivalents totaled $69.3 million at September 27, 2002 compared to $103.0 million at December 31, 2001. In addition, short-term and other investments were $80.5 million at September 27, 2002 compared to $43.5 million at December 31, 2001. This $80.5 million includes $26.8 million pledged as security in connection with the new credit facilities discussed in note 4 to the financial statements and $18.9 million pledged as security and classified as long-term in connection with the operating leases discussed in note 9 to the financial statements.

      Cash flows provided by operating activities for the nine months ended September 27, 2002 were $2.1 million, compared to $20.9 million that was used in operating activities during the same period in 2001. Net loss, after adjustment for non-cash items, used cash of $12.8 million in the first nine months of 2002. Decreases in accounts receivable, inventories and other current assets and increases in current liabilities provided $14.9 million, including income tax refunds of $13.6 million. During the nine months ended September 28, 2001, net loss, after adjustment for non-cash items, provided cash of $18.8 million. Decreases in accounts receivable, inventories and other current assets provided $34.0 million, offset by decreases in current liabilities using $73.7 million. The use of cash by current liabilities was due primarily to the payment of taxes in March 2001 on the gain on sale of the Life Sciences business recognized in October of 2000.

      Cash flows used in investing activities were $37.2 million during the nine months ended September 27, 2002, primarily from net purchases of $37.0 million of short-term and other investments and $2.4 million of property, plant and equipment. This was offset by a $2.2 million reduction of other assets. During the first nine months of 2001, investing activities used $2.7 million, primarily from purchases of $8.7 million of property, plant and equipment and other assets. This was offset by $6.0 million cash proceeds on the sale of assets.

      Cash flows provided by financing activities during the nine months ended September 27, 2002 were $1.3 million, compared to $3.0 million used during the same period in 2001.

      At September 27, 2002, the Company had lines of credit with Fleet National Bank (“Fleet”), Bank One and Canadian Imperial Bank of Commerce (“CIBC”) and letters of credit with National Westminster Bank (“NatWest”), for a total amount of available credit of $23.7 million versus $32.4 million at December 31, 2001. The Company’s agreement with Fleet provides for an $8.0 million line of credit and its agreement with CIBC provides for a $3.9 million line of credit. A previous $19 million line of credit with CIBC expired on June 28, 2002 and the new CIBC credit facility eliminated the Company’s requirement to meet certain financial covenants which were required under the previous credit facility. Marketable securities totaling $26.8 million have been pledged as collateral for the Fleet, CIBC, and Bank One credit facilities under security agreements. The line of credit with Fleet expires on June 28, 2003 and the new line of credit with CIBC is subject to review by CIBC on May 31, 2003 and if extended, may be cancelled at any time by the Company on appropriate advance notice at no cost, excluding breakage fees relating to the used and outstanding amounts under fixed loan instruments. In addition to the customary representations, warranties and reporting covenants, the borrowings under the Fleet credit facility require the Company to maintain a quarterly minimum tangible net worth of $200 million. A portion of the Company’s existing credit facility with Bank One expired on March 31, 2002 and was not renewed. The terms of the remaining credit facility with Bank One provide for an $11.4 million line of credit. Borrowings under the remaining Bank One credit facility are limited to the sum of eligible accounts receivable under 90 days and North American inventories. In addition to the customary representations, warranties and financial reporting requirements, the borrowings under the Bank One credit facility require the Company to seek consent of the bank for the redemption, repurchase or acquisition of Company shares of common stock, the declaration and payment of certain dividends, and the ability to incur borrowed money debt in excess of $10 million. In addition to the credit facilities with Fleet, CIBC and Bank One, the Company has outstanding letters of credit totaling $0.4 million with NatWest.

      At September 27, 2002, the Company has approximately $23.7 million denominated in Canadian dollars, US dollars, UK Pound sterling, and Japanese yen that are available for general purposes, under the credit facilities and letters of credit discussed above. Of the available $23.7 million, $12.6 million was in use, consisting of $10.3 million of borrowings in Japan and Rugby, U.K. under the CIBC and Bank One credit facilities and $2.3 million of bank guarantees and outstanding letters of credit under the CIBC credit facility and with NatWest. The Bank One credit facility is a demand facility with interest based on the bank’s Floating Rate and/or Eurodollar Rate. The CIBC credit facility is currently a demand facility with interest based on the prime rate, which the Company expects to convert to a revolving credit facility before December 31, 2002. At September 27, 2002, the aggregate unused portion of credit available under the credit facilities amounts to $11.1 million.

      We believe that existing cash balances, together with cash generated from operations and available bank lines of credit, will be sufficient to satisfy anticipated cash needs to fund working capital and investments in facilities and equipment for the next twelve months.

      We lease certain equipment and facilities under operating lease agreements that expire through 2013. At the end of the initial lease term in 2003, two of these facility leases require the Company to renew the lease for a defined number of years at the fair market rental rate or purchase the property at the fair market value. The lessor may sell the facilities to a third party but the leases provide for a residual value guarantee of the first 85% of any loss the lessor may incur on its $19.1 million investment in the building, which may become payable by the Company upon the termination of the transaction, or the Company may exercise its option to purchase the facilities for approximately $19 million. As of September 27, 2002, residual value guarantees in connection with these leases totaled approximately $16 million. Upon termination of the leases, we expect the fair market value of the leased properties to reduce substantially the payment under the residual value guarantees and, during the fourth quarter of fiscal 2000, we took a charge of $6 million associated with restructuring for excess capacity at the two leased facility locations, including the estimated residual value guarantees. The lease agreement requires, among other things, the Company to maintain specified quarterly financial ratios and conditions. As of March 29, 2002, the Company was in breach of the fixed charge coverage ratio, but on April 30, 2002, the Company entered into a Security Agreement with the Bank of Montreal (“BMO”) pursuant to which the Company deposited with BMO and pledged approximately $18.9 million as security in connection with the operating leases discussed above in exchange for a written waiver from BMO and BMO Global Capital Solutions for any Company defaults of or obligations to satisfy the specified financial covenants relating to the operating lease agreements until June 30, 2003. This item is included on the balance sheet in other investments.

Forward-Looking Statements

      Certain statements in this report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. In making these forward-looking statements, which are identified by words such as “will”, “expects”, “intends”, “anticipates” and similar expressions, the Company claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. The Company does not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

      Customers’ Cyclical Fluctuations. Several significant markets for our products have historically been subject to economic fluctuations due to the substantial capital investment required in the industries served. The timing, length and severity of these cycles are difficult to predict. Most businesses in the semiconductor industry have announced a slowdown in new orders as market conditions weaken. Semiconductor manufacturers may contribute to these cycles by misinterpreting the conditions in the industry and over- or under-investing in semiconductor manufacturing capacity and equipment. We may not be able to respond effectively to these industry cycles. During a period of declining demand, we must be able to quickly and effectively reduce expenses while continuing to motivate and retain key employees. Our ability to reduce expenses in response to any downturn is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. In addition, the long lead-time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell. During a period of increasing demand and rapid growth, we must be able to quickly increase manufacturing capacity to meet customer demand and hire and assimilate a sufficient number of qualified personnel. Our inability to ramp up in times of increased demand could harm our reputation and cause some of our existing or potential customers to place orders with our competitors rather than us.

      Quarterly Fluctuations in Operations. We derive a substantial portion of our sales from products that have a high average selling price and significant lead times between the initial order and delivery of the product. The timing and recognition of sales from customer orders can cause significant fluctuations in our operating results from quarter to quarter. Gross profits realized on product sales vary depending upon a variety of factors, including production volumes, the mix of products sold during a particular period, negotiated selling prices, the timing of new product introductions and enhancements and manufacturing costs. A delay in a shipment, or failure to meet our revenue recognition criteria, near the end of a fiscal quarter or year, due, for example, to rescheduling or cancellations by customers or to unexpected difficulties experienced by us, may cause sales in a particular period to fall significantly below our expectations and may materially adversely affect our operations for that period. Our inability to adjust spending quickly enough to compensate for any sales shortfall would magnify the adverse impact of that sales shortfall on our results of operations. In addition, announcements of new products and technologies by either us or by our competitors could cause customers to defer purchases of our existing systems, which could negatively impact our earnings and our financial position. As a result of these factors, our results of operations for any quarter are not necessarily indicative of results to be expected in future periods. Our future operating results may be affected by various trends and factors that must be managed in order to achieve favorable operating results.

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

      Acquisitions. We have made, and continue to pursue, strategic acquisitions, involving significant risks and uncertainties. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of our management’s attention and risks associated with unanticipated problems or liabilities. Should we acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business.

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

      Foreign Currency Risk. We have substantial sales and expenses and working capital in currencies other than U.S. dollars. As a result, we have exposure to foreign exchange fluctuations, which may be material. To reduce the Company’s exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. We have a foreign currency-hedging program using currency forwards and currency options to hedge exposure to foreign currencies. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our investment portfolio. At September 27, 2002, the Company had $47.7 million invested in cash equivalents and $80.5 million (this includes $26.8 million pledged as security in connection with the new credit facilities discussed in note 4 and $18.9 million pledged as security and classified as long term in connection with operating leases discussed in note 9) invested in short-term and other investments. Due to the average maturities and the short-term nature of the investment portfolio, a change in interest rates is not expected to have a material effect on the value of the portfolio. For the quarter ended September 27, 2002, a 100 basis-point adverse change in interest rates would not have a material effect on our consolidated financial position, earnings, or cash flows.

      Foreign Currency Risk. We have substantial sales and expenses and working capital in currencies other than U.S. dollars. As a result, we have exposure to foreign exchange fluctuations, which may be material. To reduce the Company’s exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. We have a foreign currency-hedging program using currency forwards and currency options to hedge exposure to foreign currencies. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. We do not currently use currency forwards or currency options for trading purposes. At September 27, 2002, we have fourteen foreign exchange forward contracts to purchase

$22.7 million US dollars with an aggregate fair value loss after-tax of $25 thousand recorded in accumulated other comprehensive income and maturing at varying dates in 2002 and 2003.

Item 4.     Controls and Procedures

      Within the 90 days prior to the date of this report, GSI Lumonics management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      See the description of legal proceedings in Note 9 to the Consolidated Financial Statements.

Item 6.     Exhibits and Reports on Form 8-K

      a) List of Exhibits

Exhibit
Number	Description

99	Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles.
99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Canadian Supplement.
99.2	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      b) Reports on Form 8-K

      Report on Form 8-K filed with the SEC on November 12, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Lumonics Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI Lumonics Inc. (Registrant)

Name	Title	Date

/s/ CHARLES D. WINSTON Charles D. Winston	Director and Chief Executive Officer (Principal Executive Officer)	November 8, 2002

/s/ THOMAS R. SWAIN Thomas R. Swain	Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	November 8, 2002

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Certification

I, Charles D. Winston, certify that:

1. I have reviewed this quarterly report on Form 10-Q of GSI Lumonics Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHARLES D. WINSTON

Charles D. Winston
Director and Chief Executive Officer

Date: November 8, 2002

Certification

I, Thomas R. Swain, certify that:

1. I have reviewed this quarterly report on Form 10-Q of GSI Lumonics Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ THOMAS R. SWAIN

Thomas R. Swain
Vice President Finance
and Chief Financial Officer

Date: November 8, 2002