Form 10-K
period 2002-12-31
GSI LUMONICS INC
filed 2003-03-31
CIK 1076930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

Commission File No. 333-71449

GSI Lumonics Inc.
(Exact name of registrant as specified in its charter)

New Brunswick, Canada	98-0110412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39 Manning Road Billerica, Massachusetts, USA (Address of principal executive offices)	01821 (Zip Code)

(978) 439-5511

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      On March 3, 2003, 40,787,457 shares of the Common Stock of GSI Lumonics Inc. were issued and outstanding. The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of GSI Lumonics Inc., based on the closing price of the shares on the NASDAQ National Market on March 3, 2003 of U.S.$4.48, was approximately U.S.$137,935,646 (assumes officers, directors, and all shareholders beneficially owning 5% or more of the outstanding Common Stock are affiliates).

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934).     YES ☑          NO ☐

Documents Incorporated by Reference

      Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held June 24, 2003 are incorporated by reference in Part III of this Form 10-K. With the exception of the portions of the registrant’s Proxy Statement expressly incorporated into this Form 10-K by reference, the registrant’s Proxy Statement shall not be deemed filed as part of this Form 10-K.

GSI LUMONICS INC.

      As used in this report, the terms “we,” “us,” “our,” “GSI Lumonics” and the “Company” mean GSI Lumonics Inc. and its subsidiaries, unless the context indicates another meaning.

      The following trademarks and trade names of GSI Lumonics are used in this report: WaferMark®, Super SoftMark®, DrillStar®, WavePrecisionTM, M430TM, GMAXTM, TrimSmartTM, CSP300TM, JK SeriesTM and Sigma SeriesTM.

PART I

Item 1.	Business of GSI Lumonics Inc.

Overview

      We design, develop, manufacture and market components, lasers and laser-based advanced manufacturing systems as enabling tools for a wide range of applications. Our products allow customers to meet demanding manufacturing specifications, including device complexity and miniaturization, as well as advances in materials and process technology. Major markets for our products include the medical, automotive, semiconductor and electronics industries. In addition, we sell our products and services to other markets such as light industrial and aerospace.

Recent Developments

      On March 31, 2003, we filed with the Securities and Exchange Commission a registration statement on Form S-4, which contains a proxy circular-prospectus in connection with our annual and special meeting of shareholders scheduled for June 24, 2003. Among the proposals to be considered at the meeting is the approval of a plan of arrangement (“Arrangement”), the principal effect of which will be to restructure the Company as a publicly traded U.S. domiciled corporation. Pursuant to the Arrangement, GSLI Corp, a newly formed Delaware corporation (GSI Delaware), will become our publicly traded holding company. The Arrangement will also involve both a reverse stock split (consolidation) of our outstanding common shares and a reorganization of our authorized share capital. If the Arrangement is approved and becomes effective, our shareholders will become stockholders of GSI Delaware, subject to the right of Canadian resident shareholders to elect, for tax reasons particular to Canadian residents, to receive new shares of GSI Canada which will be exchangeable for, and have substantially the same economic rights as, shares of GSI Delaware (the Exchangeable Shares).

      The majority of our operations and all executive management are located in the United States. We have minimal assets and operations in Canada. The Arrangement would align our jurisdiction of incorporation with the primary location of our assets, management and business. The Company also believes that its opportunities for access to the capital markets will be greater if it is a publicly traded, U.S. domiciled corporation. Additionally, we are concerned that the continuation of our business as a publicly traded, New Brunswick corporation may result in our being classified as a “passive foreign investment company” for United States federal income tax purposes, which could have adverse consequences for United States holders of our shares and, as a result, have an adverse impact on the market price of our shares. Completion of the Arrangement would permanently eliminate the risk that our U.S. shareholders could hold stock in a passive foreign investment company. See “Risk Factors — Passive Foreign Investment Company.”

      The Arrangement has been designed to maintain our results of operations, existing net operating losses and asset values without causing any material United States or Canadian federal income tax consequences to the Company. The day-to-day operations of the Company will not materially change as a result of the completion of the Arrangement. In addition, the Arrangement has been structured so that it will be a non-taxable event for United States tax purposes to United States holders receiving shares of GSI Delaware’s common stock in exchange for their existing common shares and a non-taxable event for Canadian tax purposes to Canadian residents validly electing to receive Exchangeable Shares and to remain shareholders of GSI Canada. The Arrangement will result in the realization for Canadian tax purposes of any accrued capital gain or loss, as the case may be, for Canadian residents to the extent they receive shares of GSI Delaware common stock upon completion of the Arrangement.

      The foregoing discussion is qualified by and subject to, the more detailed information on the Arrangement, including the applicable reasons, mechanics, effects and risks associated with the Arrangement, contained in the proxy circular-prospectus we filed with the Securities and Exchange Commission.

Corporate History

      GSI Lumonics Inc., a New Brunswick, Canada corporation, is the product of a merger of equals between General Scanning Inc. and Lumonics Inc. that was completed on March 22, 1999. Our shares trade on The NASDAQ Stock Market® under the symbol GSLI and on The Toronto Stock Exchange under the symbol LSI. Immediately following the merger, the General Scanning shareholders and the Lumonics shareholders each, as a group, owned approximately half of the combined company’s common shares.

      General Scanning Inc. was incorporated in 1968 in Massachusetts. In its early years, General Scanning developed, manufactured and sold components and subsystems for high-speed micro positioning of laser beams. Starting in 1989, General Scanning began manufacturing complete laser-based advanced manufacturing systems for the semiconductor and electronics markets.

      Lumonics Inc., incorporated in 1970 in Canada, initially produced lasers for scientific and research applications. By the 1980s, the company was developing, manufacturing and selling laser-based, advanced manufacturing systems for electronics, semiconductor, and general industrial applications.

      During the past two years, we have consolidated facilities and operations with the purpose of more tightly focusing activities on our three major business segments: Components, Lasers, and Laser Systems. We manage the Company within these three major business segments. All of these segments share some common characteristics and incorporate similar core technologies and competencies. There are important distinguishing factors, however, such as products and services, distribution channels, customers, production processes and operational economics, that we believe require different perspectives.

Components Group

      The Company’s component products are designed and manufactured at our facilities in Billerica, Massachusetts, Nepean, Ontario and Moorpark, California and are sold directly, or, in some territories, through distributors, to original equipment manufacturers (“OEMs”). Products include optical scanners and subsystems used by OEMs for applications in materials processing, test and measurement, alignment, inspection, displays, imaging, graphics, vision, rapid prototyping, and medical use such as dermatology and ophthalmology. The Components Group also manufactures printers for certain medical end products such as defibrillators, patient care monitors and cardiac pacemaker programmers, as well as film imaging subsystems for use in CAT scans and magnetic resonance imaging systems. Under the trade name, WavePrecision, we also manufacture precision optics supplied to OEM customers for applications in aerospace and semiconductor. Typical selling prices for Components products range from $200 to $4,000. Major markets are medical, semiconductor, and electronics, light industrial and aerospace.

Laser Group

      The Company designs and manufactures a wide range of lasers at our Rugby, United Kingdom facility for sale in the merchant market to end-users, OEMs and systems integrators. We also use some of these products in the Company’s own laser systems. The Laser Group also derives significant revenues from providing parts and technical support for lasers in its installed base at customer locations. These lasers are primarily used in material processing applications (cutting, welding and drilling) in light automotive, electronics, aerospace, medical and light industrial markets. The lasers are sold worldwide directly in North America and Europe, and through distributors in Japan, Asia Pacific and China. Sumitomo Heavy Industries (a significant shareholder of the Company) is our distributor in Japan. Specifically, our pulsed and continuous wave Nd:YAG lasers are used in a variety of medical, light automotive and industrial settings. Typical selling prices for lasers range from $40,000 to $180,000.

Laser Systems Group

      The Company’s laser systems are designed and manufactured at our Wilmington, Massachusetts facility and are sold directly, or, in some territories, through distributors, to end users, usually semiconductor integrated device manufacturers and electronic component and assembly manufacturers. The Laser Systems

Group also derives significant revenues from servicing systems in its installed base at customer locations. System applications include laser repair to improve yields in the production of dynamic random access memory chips (“DRAMs”), permanent marking systems for silicon wafers and individual dies for traceability and quality control, circuit processing systems for linear and mixed signal devices, as well as for certain passive electronic components, and printed circuit boards (“PCB”) manufacturing systems for via hole drilling, solder paste inspection and component placement inspection. Typical selling prices for such laser systems range from $100,000 to $1.5 million.

Industry Overview

      Lasers are generally used in a growing number of applications in industries, such as medical, automotive, consumer products and aerospace, as well as in semiconductor and electronics industries. In the long term, subject to market cycles, we expect capital equipment expenditures for laser processing to increase as the result of the advantages offered by lasers over other more traditional technologies. First, the laser is an enabling technology, which allows processing of materials for applications not otherwise possible, such as hermetically sealing implantable defibrillators. In many cases the laser affords higher speed, greater throughput and increased flexibility.

      We see the principal market drivers for our businesses to be:

•	advances in materials and process technology that are creating new opportunities for laser processing as the enabling technology;

•	the continuing development of medical devices, automotive components, consumer products, semiconductor, and electronic components that require new manufacturing technology; and

•	the replacement of older, less flexible mechanical and electrical manufacturing tools by laser technology.

Components Group

      The Components Group benefits from having a broad product portfolio serving many different markets and customers. This has enabled sales to be less cyclical than the overall laser equipment market. The scanning components and multi-axis scan heads service many varied laser OEM applications. Strategies Unlimited (a research unit of PennWell) has forecasted that these laser equipment market applications (medical, material processing and instrumentation) are projected to increase for 2003 by 5% to 12% over 2002 levels. Our printer products service the critical care medical equipment market. Most medical OEM programs run multiple years and help maintain stability of this product line. Our precision optics products are used by OEMs in aerospace and semiconductor industries. Sales of precision optics to telecommunication applications fell significantly in 2001 and 2002 due to overcapacity in that industry resulting from over-investment in telecom infrastructure in prior years.

      The Components business benefits from being less cyclical, primarily by serving several diverse markets, and as well as lower operating costs for distribution and product support required by OEM customers.

Laser Group

      Although the overall laser market is growing, the rate varies according to laser type, end user industry and geography. For individual sub-segments, growth projections range from single digits to midteens. For our served market sectors, we project overall market growth in 2003 of about 5%. Additionally, we expect our recently introduced new products in the third quarter of 2002 will improve our penetration into new and existing customers.

      The laser market we serve is expanding in line with the growth of overall industrial capital equipment. Our broad range of customers reduces the cyclical impact of individual industry cycles. Major markets served include automotive components, electronics, aerospace, medical and light industrial.

      We have seen increased activity recently in areas such as Japan, Asia-Pacific and China. Developing infrastructure in China for economic growth is leading to increased demand for lasers as new manufacturing businesses are created.

Laser Systems Group

      Our laser systems are sold primarily into the semiconductor and electronic markets. The semiconductor and electronics industries are characterized by ever increasing demands on throughput, reduced device size and increased device complexity, performance, traceability and quality. Semiconductor and electronic devices are used in a variety of products including electronics, consumer products, personal computers, communications products, appliances and medical instruments.

      These markets have historically been subject to economic fluctuations due to the substantial capital investment required in those industries. In the past, this has led to significant short-term over- or under-capacity. The current downturn in demand, which began in mid 2001, for capital equipment in our major markets is due to the downturn in general economic conditions, combined with our customers’ current excess of manufacturing capacity and their customers’ excess inventories of components. Historically, when the economy improves, excess inventories are consumed and excess capacity is absorbed, eventually leading to renewed orders for capital equipment.

      During the current business down cycle, both the semiconductor and electronics industries have undergone significant restructuring which may affect the historical cycle. Four major factors have combined to radically alter both industries:

•	the number of producers in each has reduced;

•	absence of capacity increases;

•	equipment throughput has increased;

•	pressure for lower prices due to more competition.

      The number of active producers of DRAM’s has declined in the past three years due to consolidation caused by the economics of the marketplace. In Japan alone, which led the world in DRAM production through the last business cycle, the number of manufacturers has declined from six to one. Presently, after the consolidations, the capacity utilization in the industry is still low. Similarly, the electronics manufacturing services sector (“EMS”) has consolidated with excess capacity. As a result, capital equipment purchasing in the industries has declined dramatically since 2000 due to this overcapacity situation.

      Currently, equipment is procured primarily for technology changeover, as opposed to increasing capacity. In the past, upcycles were fueled by additions of capacity to meet increased demand for chips. The absence of demand for more capacity in semiconductors is due, in large part, to the saturation in the end markets for products such as computers, mobile telephones and other wireless devices. Production of PCBs is similarly affected.

      Equipment now being provided has higher throughput at relatively the same or lower price than the prior generation. Further, the transition from 200 millimeter to 300 millimeter wafers in the production of DRAM’s produces twice as many chips on a single wafer. Combined, these two factors reduce the number of systems required and, hence, the overall available market.

      Based on these factors, we have not been planning for a strong recovery in this business sector, but have restructured our Laser Systems business to become profitable at a lower revenue level and continue to focus on new technology and applications to improve opportunities for growth and profitability.

Corporate Strategy

      We believe our product lines are complementary and share the same underlying core competencies. Broadly, our strategy is to exploit our expertise in precision control of laser power and micro-positioning, in optimizing laser/material interaction and in developing new lasers for high precision processing. Accordingly, the key elements of our overall corporate strategy include:

•	invest in laser-based technologies, products and capabilities which position us as one of the leading companies in markets that offer strong profitable growth opportunities;

•	increase market penetration through expanded product offerings of the Components and Laser businesses;

•	explore opportunities in emerging markets and industries that would benefit from our technology;

•	continue to develop new laser systems for our leading customers; and

•	acquire complementary products and technologies.

      Consistent with our strategy, in 1999-2001 we divested certain product lines that were not strategic, thereby allowing us to redirect resources to opportunities in our strategic markets.

      In 2002, we took specific actions to strengthen our position in each of our three business segments.

Components Group

      We increased market share in medical printing products with a design win with a major medical device OEM. We re-designed and introduced, in concert with a leading OEM, our GMAX multi-axis scan head. We also developed and commenced implementation of a new strategy to leverage our engineering developments in laser systems by introducing to the OEM market some of the key modules of our Laser Systems business. We have redirected our precision optics business away from its primary focus in telecommunications into new opportunities in laser, scientific, aerospace and other opportunities for custom optics.

Laser Group

      We focused our activity into a number of market segments where the clear benefits of laser processing match with the segment’s attributes of process speed, consistency, cost of application and value added by the laser process. We have developed a number of new products, which offer competitive price and processing performance in current and near future industrial markets. Our lasers produce high quality, repeatable cuts, welds or holes in products where laser processing is the key value-adding step. We released four new models of our continuous wave JK Series lasers which feature our patented super-modulation capability, which allows for dramatically improved processing at reduced power levels while reducing heat input and operating costs by giving process engineers control of key factors. In addition, four JK700TR pulsed lasers were introduced into the market in the fourth quarter of 2002.

      We work extensively with major customers to qualify our products into their production processes. Combining this with our service, technical and spares support ensures a longer-term business partnership with our customers.

Laser Systems Group

      We became a qualified vendor at six major DRAM manufacturers for the M430, our new technology platform for memory yield enhancement, which was introduced in the latter part of 2001. We completed the 300 millimeter SECS GEM (Semiconductor Equipment Communication Standard Generic Equipment Model) factory automation interface for wafer and die marking products, and we are in alpha test for memory yield improvement. We introduced the CSP 300, the industry’s first production system for die marking chip-scale packages (“CSP”) on 300 millimeter wafers. Marking of CSPs is critical for both manufacturing process traceability and product identification. We believe the use of CSPs, which are small (down to sub-1mm in size), packageless IC devices, in next-generation end-user products, such as smart phones and advanced PDAs, is expected to grow as functionality increases and product form factors shrink in size. We also released the TrimSmart EP1000 laser trimmer for adjusting embedded passive components within the inner layers of multi-layer PCBs. This process change is in the early stages of development by leading-edge manufacturers of

PCBs. This will allow for greater functionality to be attained within a smaller PCB size — a key market driver for the next-generation of personal, portable electronic devices.

Products and Services

      Our revenues in 2002 were derived from the following business segments, in millions of US dollars:

Segment	Revenue

Components group	$70.5
Laser group	23.7
Laser systems group	65.9
Other and intra-segment eliminations	(1.0)

Total	$159.1

Components Group

      Scanning Components and Subsystems. We produce optical scanners and scanner subsystems, which include optics, software and control systems. These are used by the Company in some of its laser systems and by our customers in a variety of applications including materials processing, test and measurement, alignment, inspection, displays, imaging, graphics, vision, rapid prototyping, and medical applications such as dermatology and ophthalmology.

      Printer Products. We produce a variety of printing products, primarily for medical applications. These printers are used in end products such as defibrillators, patient care monitors, and cardiac pacemaker programmers. They provide a permanent record of a patient’s condition during critical medical care.

      Film Imaging Systems. We produce laser imaging and digitizing subsystems to process data sets from computer-assisted tomography, magnetic resonance imaging or nuclear medicine equipment. This application of lasers for imaging directly on film requires precise micro-positioning for pixel placement and adjustable contrast range. This process replaces traditional chemical development of photographic films.

      Precision Optical Components. Our specialty and precision optical components are sold under the trade name WavePrecision. We specialize in complex, tight tolerance optical components and subassemblies for aerospace and semiconductor. Unique product features include polishing to sub-ängstrom tolerances and proprietary coating techniques.

Laser Group

      We manufacture lasers for the light automotive, electronics, aerospace, medical and light industrial markets for advanced manufacturing applications. Our lasers can be controlled and directed with precision and used in a wide spectrum of applications. Lasers offer lower production costs, fast solutions and flexibility on the production line. Our JK Series laser systems incorporate advanced solid-state laser technology to produce efficient, reliable, dependable and accurate production systems. These systems operate at uniform energy density, offer improved process efficiency and require less energy. These systems use our patented power supply, allowing a wide range of applications, including drilling cooling holes in jet engine turbo fans. They also permit high speed, repetitive processing which maximizes production rates. Our JK Series can be readily linked with robotics systems to provide manufacturers with a flexible production tool.

      JK Series continuous wave Nd:YAG lasers. We produce a range of 400W-2000W average power continuous wave Nd:YAG lasers for welding, cutting, and drilling. Applications range from high speed welding of fuel injectors and sensors to cutting car and truck chassis members.

      Pulsed Nd:YAG lasers. We produce a range of 50W-100W pulsed Nd:YAG spot and seam welding lasers and the JK Series of pulsed Nd:YAG lasers for welding, cutting, and drilling in the 150W to 600W range. Applications include disc drives, cardiac pacemakers and mobile telephone batteries.

      Sigma Series Nd:YLF. We produce a range of continuous wave lasers up to 7W for silicon processing and electronic PCB manufacturing applications.

      Excimer Lasers for materials processing. We produce high repetition rate and high energy industrial Excimer lasers with power ranges from 10W-80W with integrated cryogenic gas processing for extended gas lifetimes. Applications include marking, remote sensing, surface structuring and polymer processing.

      CO2 Lasers for marking and coding. We produce a laser marking/coding system in addition to a 45-75W range of pulsed CO2 lasers for high precision machining of non-metallic workpieces and a 200W high power pulsed CO2 laser for large area ablative machining.

Laser Systems Group

      Our laser systems are used in several production process steps within the semiconductor industry and in the production of electronic components and assemblies.

      Laser Trim and Test Systems. These systems enable production of electronic circuits by precisely tuning, with a laser, the performance of linear and mixed signal devices. Tuning is accomplished by adjusting various component parameters with selective laser cuts, while the circuit is under test, thereby achieving the desired electrical performance. These systems combine material handling, test stimulus, temperature control and laser trim subsystems to form turnkey production process packages. Applications include power management, data conversion, sensors, RF, precision analog devices used in the mobile communication market, as well as automotive electronics.

      Permanent Marking Systems. We provide products to support the product marking requirements of the semiconductor industry. WaferMark laser systems are used for the marking of silicon wafers at the front end of the semiconductor manufacturing process, aiding process control and device traceability. These systems incorporate advanced robotics and proprietary Super SoftMark process control technology to provide debris free marking of high-density silicon wafers along automated production lines. We also supply systems for marking the individual dies on wafers. Our automated wafer marking system supports individual bare die traceability marks. The system incorporates a tightly coupled vision system for automated wafer identification and mark alignment on each die. Complete system operation is managed with software for intuitive process monitoring and automated wafer map downloading through a single graphical user interface. Our systems are used in the silicon foundry, the wafer fab and in the back-end die marking process.

      Memory Repair Systems. Dynamic random access memory chips (“DRAM”) are critical components in the active memory portion of computers and a broad range of other digital electronic products. First-pass manufacturing yields are typically low at the start of production of a new generation of higher capacity memory devices. Laser processing is used to raise production yields to acceptable economic levels. Our memory repair laser systems allow semiconductor manufacturers to effectively disconnect defective or redundant circuits in a memory chip with accurately positioned and power modulated laser pulses. Shrinking DRAM die-density to tight circuit pitches below two microns requires systems, such as ours, to operate with exceptional accuracy of less than 0.2 micron while processing at a rate of 30,000 circuits per second. As a point of reference, the diameter of a human hair is greater than 100 microns.

      The producers of electronic components and assemblies, particularly surface mount technology assemblies, have a number of our laser systems available to support their process requirements. Features of these systems include precision laser spot size, laser power control, high-speed parts handling, and applications adaptability.

      Our laser systems are used in various process steps in the production of printed circuit boards and flex circuits.

      Via drilling. Our DrillStar products, which are capable of drilling micro vias at very high speeds in every type of material commonly used for printed circuit board fabrication, supports the miniaturization trend within the industry.

      Surface Mount Measurement Systems. Our surface mount measurement products are also used in the manufacture of printed circuit board assemblies. In the manufacture process, surface-mount solder, in paste form, is stenciled onto the circuit board with a screen printer, and components are then placed in their respective positions on the board by automated equipment. Our systems use our patented three-dimensional scanning laser data acquisition technology to inspect either solder paste depositions or component placement accuracy.

      Thick Film Laser Processing Systems. Our laser systems are used in the production of thick film resistive components for surface mount technology electronic circuits, known as chip resistors, as well as more general-purpose hybrid thick film electronic circuits. These systems optimize the operating parameters of RF devices, sensors, resistor networks and other devices.

Customers

      Many of our customers are among the largest global participants in their industries. Many of our customers participate in several market segments. During 2002, our largest customer accounted for 8.5% of our total sales and our top 28 customers accounted for 50% of our total sales. During 2001, our largest customer accounted for 6% of our total sales and the top 36 customers accounted for 50% of our total sales. The increase in concentration from 2001 to 2002 is due in part to the decline in sales volume in the end-user systems business relative to the OEM based components business.

Marketing, Sales and Distribution

      We believe that our marketing, sales and customer support organizations are important to our long-term growth and give us the ability to respond rapidly to the needs of our customers. Our product line managers have worldwide responsibility for determining product strategy based on their knowledge of the industry, customer requirements and product performance. These managers have direct contact with customers and, working with the sales and customer service organizations, develop and implement strategic and tactical plans aimed at serving the needs of existing customers as well as identifying new opportunities based on the market’s medium-to-long term requirements.

      Components are sold worldwide, mostly through direct sales, as well as through distributors to OEMs. There are direct application engineering centers located in Billerica, Massachusetts, Munich, Germany and Tokyo, Japan to support pre- and post-sales of our products. The Components Group does not field service/repair its products, but relies, instead, on return-and-repair, given the relatively small physical size of the products sold and fundamental nature of the products.

      Lasers are sold worldwide, either directly or through distributors to end-users, OEMs and systems integrators in North America and Europe, and through distributors in Japan, Asia-Pacific and China. Sumitomo Heavy Industries (a significant shareholder of the Company) is our distributor in Japan. Our worldwide network of integrators are also an active sales channel offering complete turn key solutions to customers demanding single point responsibility. Significant revenues are derived from providing parts and technical support for lasers in our installed base.

      Laser Systems are sold directly, or, in some territories, through distributors, to end users, usually semiconductor integrated device manufacturers and electronic component and assembly manufacturers. Our worldwide advanced manufacturing systems sales activities are directed from the product business unit sites in North America, Europe, Japan and Asia Pacific. Field offices are located close to key customers’ manufacturing sites to maximize sales and support effectiveness. Significant revenues are provided from servicing systems in our installed base at customer locations. In Europe, we maintain offices in the United Kingdom, Germany, France and Italy, and in the Asia-Pacific region, in Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore and Taiwan.

Competition

      We face substantial competition in each of our markets from both established competitors and potential new market entrants. Significant competitive factors include product functionality, performance, size, flexibility, price, market presence, customer satisfaction, customer support capabilities, breadth of product line, technology and intellectual property. We believe that we compete favorably on the basis of each of these factors. Competition for our products is concentrated in certain markets and fragmented in others.

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

Components Group

      In component markets, we compete primarily with Cambridge Technology, Inc., a unit of Excel Technology, in scanning components, and Scanlabs, Gmbh for scanning subsystems. Most of our competition for printer products comes from make/buy decisions by the medical OEMs. Competition in precision optics is rather fragmented among numerous suppliers.

Laser Group

      In the laser markets which we serve, we compete primarily with Trumpf-Haas, Rofin-Sinar, NEC, Coherent, Spectra Physics, LambdaPhysik, Unitek-Miyachi and Lasag.

Laser Systems Group

      In laser-based processing systems for the semiconductor and electronics markets, we compete primarily with companies such as NEC, Electro Scientific Industries, Hitachi, Rofin-Sinar, EO Technics, CyberOptics and Innolas.

Manufacturing

      We perform internally those manufacturing functions that enable us to add value and to maintain control over critical portions of the production process. To the extent practical, we outsource other portions of the production process. During the last year, we continued to redirect attention from the management of internal production processes to the management of supplier quality and production. The retained internal activity is focused on module integration and testing, with particular emphasis on our customers’ applications. We believe we achieve a number of competitive advantages from this integration, including the ability to achieve lower costs and higher quality, bring new products and product enhancements more quickly and reliably to market, and produce sophisticated component parts not available from other sources.

      We manufacture our Components at facilities in Billerica, Massachusetts, Nepean, Ontario and Moorpark, California, our Lasers in Rugby, United Kingdom and Laser Systems in Wilmington, Massachusetts. Each of our manufacturing facilities has co-located manufacturing, manufacturing engineering, marketing and product design personnel. We believe that this organizational proximity greatly accelerates development and entry into production of new products and aids economical manufacturing. Most of our products are manufactured under ISO 9001 certification.

      We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile, or otherwise hazardous chemicals used on our premises. We believe we are in material compliance with these regulations and have obtained all necessary environmental permits to conduct our business.

Research and Development

      We continue to make a strong commitment to research and development for core technology programs directed at creating new products, product enhancements and new applications for existing products, as well as funding research into future market opportunities. Each of the markets we serve is generally characterized by rapid technological change and product innovation. We believe that continued timely development of new products and product enhancements to serve both existing and new markets is necessary to remain competitive.

      We carry out our research and development activities at the manufacturing locations cited above. We also maintain links with leading industrial, government and university research laboratories worldwide. We work closely with customers and institutions to develop new or extended applications of our technology.

      We maintain significant expertise and continue to advance our capabilities in the core technologies listed below.

Components Group

      Optical Components: high precision servomechanisms and optical scanners, typically associated with a broad spectrum of laser systems.

      Precision Subsystems: OEM laser and thermal imaging subsystems for medical and industrial applications.

      Precision Optics: design and manufacturing process capability for production of laser quality lenses, mirrors of high dynamic rigidity, high performance mirrors and lens coatings.

Laser Group

      Lasers: both gas and solid-state, designed to produce efficient, reliable and accurate lasers in a broad range of configurations for material processing applications.

      Laser Beam Deliveries: design and manufacture of fiber optic beam deliveries and focus heads for integration into complex manufacturing systems either by integrators or end-users.

      Laser Control Software and Systems Interfaces: development of laser control systems and interfaces for integrating our lasers into customers manufacturing systems.

Laser Systems Group

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

      Systems Design and Integration: creation of highly efficient and effective application-specific manufacturing solutions typically based on lasers and their interaction with materials including integration with robotics systems.

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

Components Group

      We manufacture some of our own machined parts. We purchase fully-functional electronics as well as certain key components, such as laser diodes, from external sources.

Laser Group

      We design and assemble our lasers. Supply of our proprietary parts comes from both internal sources, as well as a network of specialist, qualified suppliers predominantly located in North America and the United Kingdom. We purchase certain critical parts from single sources to ensure quality and consistency.

Laser Systems Group

      We purchase certain major subsystems, such as lasers, motion stages, certain vision systems, fully-functional electronics and frames and racks, from the merchant market. Our optics components are sourced both internally by manufacture and externally by purchase in the merchant market. In some cases, upper level assemblies and, in some cases, entire systems are outsourced to Electronic Manufacturing Services companies.

Patents and Intellectual Property

      Our intellectual property includes copyrights, patents, proprietary software, technical know-how and expertise, designs, process techniques and inventions. We own 113 United States and 73 foreign patents; in addition, applications are pending for 59 United States and 122 foreign patents. We have also obtained licenses under a number of patents in the United States and foreign countries and may require licenses under additional patents. There can be no assurance as to the degree of protection offered by these patents or as to the likelihood that patents will be issued for pending applications.

      We also rely on a combination of copyrights and trade secret laws and restrictions on access to protect our trade secrets and proprietary rights. We routinely enter into confidentiality agreements with our employees and consultants. There is a risk that these agreements will not provide meaningful protection of our proprietary information in the event of misappropriation or disclosure.

Human Resources

      At December 31, 2002, we had 793 employees in the following areas:

	Number of
	Employees	Percentage

Production and operations	316	40%
Customer service	154	19%
Sales, marketing and distribution	119	15%
Research and development	102	13%
Administration	102	13%

Total	793	100%

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

Government Regulation

      Our laser products sold in the United States are classified as laser products under applicable rules and regulations of the Center for Devices and Radiological Health (“CDRH”) of the U.S. Food and Drug Administration. A similar classification system is applied in the European markets.

      Such regulations generally require a self-certification procedure pursuant to which a manufacturer must file with the CDRH with respect to each product incorporating our laser device, periodic reporting of sales and purchases and compliance with product labeling standards. The Company’s laser products can result in injury to human tissue if misused. We believe that our laser products are in substantial compliance with all applicable laws for the manufacture of laser devices.

Other

      Information concerning product lines, backlog, working capital and research and development expenses may be found in Item 7, Management Discussion and Analysis. Information about geographic segments may be found in note 14 to the financial statements.

Website and Access to Financial Filings

      We maintain a website with the address of www.gsilumonics.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our proxy statements, registration statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. Our SEC filings are also available over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file by visiting the SEC’s public reference rooms in Washington, D.C. and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information about the public reference rooms.

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

Item 2.     Properties

      The principal owned and leased properties of GSI Lumonics and its subsidiaries are listed in the table below.

		Current	Approximate
Location	Principal Use	Segment	Square Feet	Owned/ Leased

Facilities Used in Current Operations
Billerica, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales, Corporate	1, 4	90,000 (two sites)	Leased; one expires in 2008 with two 5-year renewal options; one expires in 2006
Ottawa (Nepean), Ontario, Canada	Manufacturing, R&D, Marketing, Sales	1	24,000	Owned
Moorpark, California, USA	Manufacturing, R&D, Marketing, Sales	1	49,000 (three sites)	Leased; two leases expire in 2005 with one 5-year renewal option; one lease expires in 2004
Rugby, United Kingdom	Manufacturing, R&D, Marketing, Sales	2	113,000	Owned; approximately 10% of the space is subleased through 2012
Wilmington, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales	3	78,000	Leased; expires in 2007 with two 5-year renewal options
Farmington Hills, Michigan, USA	Partially occupied by Customer Support and Sales	2, 3	56,000	Leased; expires in 2003 with three 1-year renewal options
Munich, Germany	Partially occupied Customer Support, Logistics, Sales and Applications Engineering	1, 2, 3	29,000	Leased; expires in 2013 with option to renew
Excess or Unoccupied Facilities
Ottawa (Kanata), Ontario, Canada	Currently unoccupied and offered for sale	4	75,000	Owned
Ottawa (Nepean), Ontario, Canada	Currently unoccupied and offered for sale	4	17,000	Owned; sale agreement signed in March 2003
Ottawa (Nepean), Ontario, Canada	Subleased effective March 2002	4	10,000	Leased; expires in 2006
Maple Grove, Minnesota, USA	Currently unoccupied	4	104,000	Leased; expires in 2003 with three 1-year renewal options

      The facilities house the segments as indicated by the numbers below. Facilities are not dedicated to just one segment:

      1 — Components Group

      2 — Laser Group
      3 — Laser Systems Group
      4 — Corporate

      Additional sales, service and logistics sites are located in France, Italy, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Shanghai. These additional offices are in leased facilities occupying approximately 26,000 square feet in the aggregate. We reduced the amount of space occupied by these worldwide sales, service and logistic sites from 44,000 square feet at the end of 2001.

      Because of the exit activities described in note 11 to the consolidated financial statements during fiscal 2002, we no longer operate out of our former sites in Kanata, Ontario and one of our sites in Nepean, Ontario.

      We believe the productive capacity of the remaining facilities to be both suitable and adequate for the requirements of our business.

Item 3.	Legal Proceedings

      Electro Scientific Industries, Inc. v. GSI Lumonics Inc. et al. On March 16, 2000, Electro Scientific Industries, Inc. filed an action for patent infringement in the United States District Court for the Central District of California against the Company and Dynamic Details Inc., an unrelated party that is one of the Company’s customers. Electro Scientific alleged that the Company offered to sell and import into the United States the GS-600 high speed laser drilling system and that Dynamic Details possessed and used a GS-600 System. It further alleged that Dynamic Details’ use of the GS-600 laser system infringed Electro Scientific’s U.S. patent 5,847,960 and that the Company had actively induced the infringement of, and contributorily infringed, the patent. Electro Scientific sought an injunction, unspecified damages, trebling of those damages, and attorney fees. GSI Lumonics indemnified Dynamic Details with respect to these allegations. On August 14, 2001, the United States District Court for the Central District of California granted the Company’s motion for summary judgment of non-infringement and denied Electro Scientific’s motion for summary judgment of infringement. In the ruling, the Court concluded that the GS-600 system did not literally infringe the asserted claims of the alleged Electro Scientific patent, nor did it infringe under the doctrine of equivalents. On September 7, 2001, Electro Scientific appealed the District Court’s decision on the summary judgment motions and oral arguments were heard on May 7, 2002. On October 7, 2002, the Court of Appeals vacated the summary judgment ruling of non-infringement of the District Court and remanded the matter back to the District Court for additional claim construction. In November 2002, the Company reached an agreement with Electro Scientific Industries Inc. and Dynamic Details pursuant to which the case was dismissed without prejudice. In connection with the agreement, the Company paid Electro Scientific Industries an amount that was not material to the Company’s results of operations or financial position.

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

      The Company is also subject to various legal proceedings and claims, which arise, in the ordinary course of business. The Company does not believe that the outcome of these claims will have a material adverse effect upon the Company’s financial conditions or result of operations but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect upon the Company’s financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

Market Information

      The Company’s common stock, no par value, trades on The NASDAQ Stock Market® under the symbol GSLI and on The Toronto Stock Exchange under the symbol LSI. Prior to the 1999 merger, Lumonics’ common stock was traded on The Toronto Stock Exchange under the symbol LUM beginning September 29, 1995. From May 1989 to September 28, 1995 Lumonics’ common stock was not publicly traded.

      The following table sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported by The NASDAQ Stock Market® in U.S. dollars and The Toronto Stock Exchange in Canadian dollars.

	NASDAQ Stock		Toronto Stock
	Market®		Exchange
	Price Range		Price Range
	US$		Cdn$

	High	Low	High	Low

Fiscal year 2002:
First Quarter	$10.78	$7.80	$17.20	$12.50
Second Quarter	11.22	6.88	17.80	10.49
Third Quarter	8.46	4.71	13.06	7.50
Fourth Quarter	6.89	3.65	10.90	5.90
Fiscal year 2001:
First Quarter	$13.31	$7.28	$20.00	$11.59
Second Quarter	11.01	6.69	16.75	10.68
Third Quarter	9.25	6.18	14.40	9.77
Fourth Quarter	8.90	6.58	14.16	10.28

Holders

      On March 3, 2003, there were approximately 144 holders of record of Common Stock. Since many of the shares of Common Stock are registered in “nominee” or “street” names, the Company estimates that the total number of beneficial owners is considerably higher.

Dividends

      The Company has never paid cash dividends on its Common Stock. The Company currently intends to reinvest its earnings for use in the business and does not expect to pay cash dividends in the foreseeable future. Subject to the provisions of the Canada-US Income Tax Convention (the “Convention”), Canadian withholding tax at a rate of 25% will be payable on dividends paid or credited, or deemed to be paid or credited, by the Company to a US holder on the Company’s common shares. Under the Convention, the withholding tax rate is reduced to 15%, or if the US holder is a corporation that owns 10% or more of the Company’s voting stock, to 5%.

Item 6.	Selected Financial Data

      This section presents our selected consolidated financial data prepared in accordance with U.S. GAAP for the five fiscal years ended December 31, 2002. The information set forth should be read carefully in conjunction with the consolidated financial statements, including the notes to the consolidated financial statements, and the management’s discussion and analysis included in this report. The selected consolidated data in this section is not intended to replace the consolidated financial statements.

      On March 22, 1999, Lumonics and General Scanning completed a merger of equals. We recorded this transaction as a purchase for accounting purposes. Accordingly, the consolidated financial statements exclude the results of General Scanning before the merger date and therefore do not provide meaningful year-to-year comparative information. Results for 1999 reflect $34.5 million of restructuring and acquired in-process research and development expenses related to the merger. Commencing in the first quarter of 2002, we classified technical support and service management costs as selling, general and administrative expenses. In prior years, we classified these costs as cost of goods sold and such costs have been reclassified in the comparative statement of operations for each year except 1998. The data was not available to make the reclassification for 1998, because this was pre-merger, as noted above, and information was not kept in the same manner or on the same systems; therefore 1998 is not comparable to the other years.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands except per share amounts)
Condensed Consolidated Statement of Operations Data:
Sales	$159,070	$247,904	$373,864	$274,550	$144,192
Gross profit	49,194	85,782	131,471	99,957	40,673
Operating expenses:
Research and development	20,444	25,634	33,931	28,700	12,985
Selling, general and administrative	55,483	73,815	87,459	68,833	38,191
Amortization of purchased intangibles	5,135	5,226	4,851	4,070	861
Acquired in-process research and development	—	—	—	14,830	—
Restructuring and other, net	5,427	2,782	7,196	19,631	2,022

Loss from operations	(37,295)	(21,675)	(1,966)	(36,107)	(13,386)
Other income (expense)	590	(797)	77,009	(1,223)	2,210

Income (loss) before income taxes	(36,705)	(22,472)	75,043	(37,330)	(11,176)
Income tax provision (benefit)	(8,981)	(7,774)	29,666	(2,556)	(3,260)

Net income (loss) for the year	$(27,724)	$(14,698)	$45,377	$(34,774)	$(7,916)

Net income (loss) per common share:
Basic	$(0.68)	$(0.36)	$1.19	$(1.14)	$(0.46)
Diluted	$(0.68)	$(0.36)	$1.13	$(1.14)	$(0.46)
Weighted average common shares outstanding (000s)	40,663	40,351	38,187	30,442	17,079
Weighted average common shares outstanding and dilutive potential common shares (000s)	40,663	40,351	40,000	30,442	17,079

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Working capital	$172,135	$224,787	$190,935	$103,727	$85,977
Total assets	297,088	336,687	434,949	289,722	159,642
Long-term liabilities, including current portion	6,004	4,736	8,524	9,898	7,082
Total stockholders’ equity	254,481	282,330	289,267	171,730	120,757

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read this discussion together with the consolidated financial statements and other financial information included in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. Please see the “Special Note Regarding Forward Looking Statements” elsewhere in this report.

Overview

      We design, develop, manufacture and market components, lasers and laser-based advanced manufacturing systems as enabling tools for a wide range of applications. Our products allow customers to meet demanding manufacturing specifications, including device complexity and miniaturization, as well as advances in materials and process technology. Major markets for our products include the medical, automotive, semiconductor and electronics industries. In addition, we sell our products and services to other markets such as light industrial and aerospace.

      We completed a merger of equals with General Scanning, Inc. on March 22, 1999. The merger transaction has been accounted for as a purchase for accounting purposes and, accordingly, the operations of General Scanning, Inc. have been included in the consolidated financial statements from the date of merger.

Business Environment

      Several significant markets for our products, have been in severe decline for the past two years. Specifically they are the semiconductor, electronics and telecommunications industries. Our sales of systems for semiconductor and electronics applications and precision optics for telecommunications have declined. The continued downturn in demand for capital equipment in our major markets, which commenced in mid 2001 and continues to the present, is due to the downturn in general economic conditions, combined with our customers’ current excess of manufacturing capacity and their customers’ excess inventories of components. In response to the business environment, we have taken the following measures.

      During fiscal 2000 and 2001, we accomplished the major portion of a strategic repositioning of the Company through a series of steps, including:

•	Divestitures and one acquisition;

•	Rationalization for excess capacity at our Rugby, United Kingdom facility and three leased facility locations in the United States and Germany; and

•	Restructuring of the Company’s United Kingdom operation and worldwide distribution system related to high-power laser systems for certain automotive applications.

      These actions allowed us to redirect capital to opportunities in our strategic markets including semiconductor, electronics and telecommunications.

      During 2002, additional cost reduction measures were taken as a result of the continued weak business conditions. We closed the facility in Kanata, Ontario and transferred its operations to Rugby, United Kingdom and Wilmington, Massachusetts. Additionally, we downsized manufacturing operations in Nepean, Ontario. Company-wide, we reduced our headcount by 29% since the end of 2001 and continued the consolidation of excess space. We maintained our strong cash position during this difficult period. We ended the year with no bank debt. We initiated the process of organizing our business around our three segments: Components; Lasers; and Laser Systems.

Results of Operations for Fiscal Years Ended December 31, 2002, 2001 and 2000

      Commencing in the first quarter of 2002, we classified technical support and service management costs as selling, general and administrative expenses. In prior years, we had classified these expenses as cost of goods sold, and such costs have been reclassified in the results of operations below to be comparable with current year presentation. The following table sets forth items in the consolidated statement of operations as a percentage of sales for the periods indicated:

	Year Ended
	December 31,

	2002	2001	2000

Sales	100.0%	100.0%	100.0%
Cost of goods sold	69.1	65.4	64.8

Gross profit	30.9	34.6	35.2
Operating expenses:
Research and development	12.9	10.3	9.1
Selling, general and administrative	34.9	29.8	23.5
Amortization of purchased intangibles	3.2	2.1	1.3
Restructuring and other	3.4	1.1	1.9

Operating expenses	54.4	43.3	35.8

Loss from operations	(23.5)	(8.7)	(0.6)
Gain (loss) on sale of assets and investments	—	(1.9)	20.5
Other income (expense)	(0.3)	—	—
Interest income, net	1.3	1.7	0.9
Foreign exchange transaction gains (losses)	(0.5)	(0.1)	(0.8)

Income (loss) before income taxes	(23.0)	(9.0)	20.0
Income tax provision (benefit)	(5.6)	(3.1)	7.9

Net income (loss)	(17.4)%	(5.9)%	12.1%

2002 Compared to 2001

      Sales by Segment. The following table sets forth sales in millions of dollars by our business segments for 2002 and 2001. The information was not available and impracticable to obtain to reclassify 2000 results into these new segments. In 2000, there were other businesses and product lines that were subsequently divested or discontinued that do not conform to the new segments, as such the information would not be comparable. Information for 2000 by segment is not presented.

	2002	2001
	Sales	Sales

Components group	$70.5	$88.7
Laser group	23.7	39.1
Laser systems group	65.9	124.0
Other and intra-segment eliminations	(1.0)	(3.9)

Total	$159.1	$247.9

      The sales for 2002 decreased by $88.8 million or 36% compared to 2001. The divestiture of certain product lines accounted for $12.0 million of this reduction. But, the primary reason for the decline remains the deep recession in the market for semiconductor and electronic capital equipment, as well as optical telecommunications components, which began midway through 2001. The sales have now stabilized at a level of approximately $40.0 million per quarter since the third quarter of 2001.

      The sales in the Components segment decreased in 2002 by $18.2 million compared to 2001. The weakness in the telecommunications market sector was the primary cause for the decline. Sales from the product lines linked to that sector accounted for a combined $9.6 million in sales reduction. Other factors were a $6.1 million reduction in the Optical Scanning product line affected by the downturn of the semiconductor industry and the market for laser ophthalmology equipment and $1.8 million decline in our GMAX product line affected by a slow down in Europe and North America. Discontinued product lines contributed another $0.7 million in sales decrease against 2001.

      The sales of the Laser group declined by $15.4 million or 39% below 2001 results. The decline in revenue was due to a combination of repositioning the business out of high power automotive lasers into lower power lasers for medical and other markets, as well as the introduction of a new family of products. Our JK series and Excimer laser product lines accounted for $10.8 million or 70% of the sales decline in this segment against 2001. Excimer laser sales declined as a result of the collapse of the telecommunications market. Discontinued product lines accounted for $1.4 million of the 2002 sales decline.

      The sales of Laser Systems have suffered the most with a $58.1 million or 47% decline from 2001. Our Trim & Test, WaferMark and DrillStar product line sales decreased by combined $57.9 million. This was partially offset by the continuous market acceptance of our Memory Repair product line with gains of $10.9 million over 2001. Discontinued and divested product lines accounted for $10.0 million of the 2002 sales decline.

      The reduction in Other and Intra-segment eliminations of $2.9 million is due to the reduced sales activities among our three groups.

      Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: the United States; Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Revenues are attributed to these geographic areas on the basis of the bill to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific, but the sales of our systems are billed and shipped to locations in the United States. These sales are therefore reflected in United States totals in the table below. The following table shows sales in millions of dollars to each geographic region for 2002, 2001 and 2000.

	2002		2001		2000

		% of		% of		% of
	Sales	Total	Sales	Total	Sales	Total

United States	94.7	59%	$119.3	48%	$177.8	48%
Canada	1.9	1	11.4	5	20.2	5
Latin and South America	1.2	1	0.9	—	5.5	1
Europe	25.8	16	50.7	20	72.0	19
Japan	23.5	15	41.0	17	58.2	16
Asia-Pacific, other	12.0	8	24.6	10	40.2	11

Total	$159.1	100%	$247.9	100%	$373.9	100%

      The significant downturn in economic conditions that commenced in 2001, especially in the global semiconductor, electronics and telecom industries, continues to impact sales in all of our geographic regions. The 2002 sales decline of 20.6% in the United States was not as marked as the percent decline in other regions, because there was a relatively moderate sales decline of 23% in the Components sales segment, whose products are sold predominately in the US, and there was a $6.4 million sales increase in the US in Memory Repair over 2001. Sales from the Components segment and Memory Repair accounted for, respectively, $52.7 million or 56%, and $12.5 or 13% of the sales recorded in the United States in 2002. Other products sold in the United States recorded a combined 40% decline in 2002. The decline in Canada in 2002 compared to 2001 relate primarily to the downturn of the optics and telecommunication market sectors. Europe, Japan and Asia Pacific all suffered from the downturn in the semiconductor and electronics markets. In 2000, all geographic regions had relatively strong sales. This was especially true for Japan and Asia Pacific, which experienced recovery in 2000 after the financial crisis and economic downturn of the 1990s.

      Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Backlog was $42.0 million at December 31, 2002, compared to $50.0 million at December 31, 2001 and $119.0 million at December 31, 2000.

      Gross Profit. Gross profit was 30.9% in 2002 and 34.6% in 2001. Gross profit in 2002 continued to suffer from the economic downturn. The gross profit as a percentage of sales in 2002 decreased compared to 2001 primarily because of a decline in equipment revenue and price concessions aimed at reducing equipment inventory, a $1.2 million reduction in the capitalization of overhead into inventory, and additional inventory provisions of $3.7 million. Although the $3.7 million inventory provision was the same in absolute dollars as the provision in 2001, since the 2002 sales were lower, this provision lead to a lower gross profit percent in 2002 as compared to 2001.

      Commencing in the first quarter of 2002, we classified technical support and service management costs as selling, general and administrative expenses. In prior years, we classified these costs as cost of goods sold. As such we have reclassified in the comparative statement of operations $5.3 million in 2002 and $5.1 million in 2001 from cost of goods sold to selling, general and administrative expenses. This new presentation is now consistent with industry standards. The reclassification was prepared on a consolidated basis only and is not available by segment.

      Research and Development Expenses. Research and Development (R&D) expenses for 2002 were 12.9% of sales or $20.4 million, compared to 10.3% of sales or $25.6 million in 2001.

      The R&D expenses in Components were $4.4 million in 2002 compared to $6.3 million in 2001. The decrease in R&D expenses of $1.9 million in 2002 is due primarily to a $1.3 million reduction in projects related to the telecommunications market.

      The R&D expenses in the Laser Group were $2.8 million in 2002 compared to $3.0 million in 2001. The modest reduction in R&D spending in 2002 in spite of lower sales confirm the Company’s commitment to grow the equipment sales in this segment.

      The R&D expenses in Laser Systems were $12.4 million in 2002 compared to $16.4 million in 2001. The decrease of $4.0 million in 2002 reflects the completion of major projects and the impact of initiatives undertaken by the Company to focus our spending on key potential growth areas.

      R&D expenses of $0.8 million in 2002 compared to none in 2001 were recorded at the corporate level. These expenses are mostly in support of our patent application management. In 2001 similar expenses were recorded at the factory level.

      Selling, General and Administrative Expenses. Selling, General and Administrative (SG&A) expenses decreased to $55.5 million or 34.9% of sales in 2002 compared to $73.8 million or 29.8% of sales in 2001. As a result of lower sales, cost reduction measures and mandatory shut down days, quarterly spending in 2002 continued to decline. SG&A spending in the fourth quarter of 2002 was $2.8 million lower than the spending during the fourth quarter of 2001. Significant headcount reductions took place during the year with headcount on December 31, 2002 for SG&A at 221 compared to 321 at the same time in 2001. SG&A cost reductions are however not declining as fast as our sales resulting in an increase in the SG&A to sales ratio from 2000 to 2002. We expect to continue to review and possibly reduce SG&A expenses. The impact of continued cost cutting efforts was partially offset by significant legal costs and expenses associated with two lawsuits that were settled in 2002.

      As noted above, in 2002 certain technical support and service management costs were reclassified to selling, general and administrative expenses from cost of goods sold. As this was done on a consolidated basis, it is not possible to breakdown SG&A expenses by segment.

      Amortization of Purchased Intangibles. Amortization of purchased intangibles was $5.1 million in 2002 compared to $5.2 million in 2001. This slight decrease in the amortization in 2002 as compared to 2001 is due to the write-down of certain intangibles that occurred at the end of 2001.

      Restructuring and Other. As described in note 11 to the consolidated financial statements, we recorded restructuring charges in the years ended December 31, 2002, and 2001 as follows:

      In connection with a restructuring plan to align the Company’s manufacturing costs and operating expenses with the prevailing economic environment, the Company recorded a pre-tax restructuring charge of $2.3 million in the fourth quarter of 2002. The Company downsized manufacturing operations in its Nepean, Ontario facility to focus on its core optics business. As a result, we incurred $0.6 million of expense for severance and benefits for the termination of approximately 41 employees. The Company also wrote-off approximately $0.2 million of excess fixed assets and wrote-down one of the Nepean buildings by $0.2 million to its estimated fair market value. Additionally, we recorded charges of approximately $0.8 million for the leased facilities in Munich, Maple Grove, MN and Farmington Hills, Michigan. The Company took a further write-down of $0.3 million on the buildings in Kanata, Ontario and Rugby, United Kingdom. Also, a $0.1 million write-off for fixed assets in Kanata was recorded. The Company also reviewed the provision that it had recorded in 2000 related to residual value guarantees on the Maple Grove and Farmington Hills facilities and increased it by $0.1 million.

      The above charges were in addition to the restructuring charges recorded in the first half of 2002. The Company consolidated its Electronics systems business from its facility in Kanata, Ontario into the Company’s existing systems manufacturing facility in Wilmington, Massachusetts and transferred its laser business from the Company’s Kanata, Ontario facility to its existing facility in Rugby, United Kingdom. In addition, the Company closed its Kanata, Ontario facility. Restructuring provisions, totaling $2.7 million during the first quarter of fiscal 2002, relate to severance and benefits of $2.2 million for the termination of approximately 90 employees, $0.3 million for the write-off of furniture, equipment and system software, and $0.2 million for plant closure and other related costs. During the second quarter of fiscal 2002, the Company recorded additional restructuring charges of $1.4 million related to cancellation fees on contractual obligations of $0.3 million and a write-down of land and building in Kanata, Ontario and Rugby, United Kingdom of $0.8 million, and also leased facility costs of $0.3 million at the Farmington Hills and Oxnard locations.

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

      Other includes a net benefit of $0.7 million from settlement of two lawsuits during 2002 and royalty income of $0.3 million. As more fully described in note 11 to the consolidated financial statements, during the fourth quarter of 2001, the Company recorded a reduction of purchased intangibles related to technologies no longer a part of the business in the amount of $1.8 million. Also, during 2001, the Company recorded a benefit of $0.3 million related to royalties earned on the divested OLT precision alignment system product line and adjusted an accrual related to litigation and recorded a benefit of $1.6 million.

      Gain (Loss) on Sale of Assets and Investments. During 2001, we sold our investment in shares of PerkinElmer, Inc. for a loss of $4.8 million. There were no such items in 2002.

      Interest Income. Interest income was $2.7 million in 2002 compared to $5.1 million in 2001. The decrease in interest income in 2002 was due to continuous declines in interest rates.

      Interest Expense. Interest expense was $0.7 million in 2002 compared to $0.9 million in 2001. The decrease in interest expense in 2002 was due to lower balances of debt in 2002 than 2001. By the end of December 2002, the Company had no bank debt.

      Other Expense. In 2002, we recorded a write-down of approximately $0.6 million related to an investment in OpNet Partners. See note 10 to the financial statements.

      Income Taxes. The effective tax rate for 2002 was 24.5% of income before taxes, compared to an effective tax rate of 34.6% for 2001. Our tax rates in 2002 and 2001 reflect the fact that we do not recognize the tax benefit from losses in certain countries where future use of the losses is uncertain and other non-deductible costs. The Company believes it is more likely than not that the remaining deferred tax assets will be realized principally through future taxable income and carry backs to taxable income in prior years. If the Company does not return to profitability, we may be at risk to take further write-downs in our deferred tax assets.

      Net Income (Loss). As a result of the forgoing factors, net loss during 2002 was $27.7 million, compared with a net loss of $14.7 million in 2001.

2001 Compared to 2000

      Sales. The total sales for 2001 at $247.9 million were $126.0 million or 34% below the total sales achieved in 2000. The divestiture and discontinuation of certain product lines during 2000 and early 2001 accounted for approximately $78.0 million or 62% of the 2001 sales decline over 2000. The significant downturn in the markets we serve, especially in the semiconductor and electronics markets accounted for the balance of the 2001 sales decline as compared to the prior year.

      Gross Profit. Gross profit was 34.6% in 2001 and 35.2% in 2000. Gross profit in 2001 decreased compared to 2000 as a result of the economic downturn, and fixed manufacturing and service overhead costs, which were not reflective of the lower sales volumes during the period. This was partially offset by lower inventory loss provisions in 2001 compared to 2000. In the fourth quarter of 2000, the Company wrote off $8.5 million of AM series inventory related to high power lasers for the auto industry that we discontinued and evaluated other inventory that resulted in a $10.5 million increase in inventory provision.

      Research and Development Expenses. Research and Development (R&D) expenses were 10.3% of sales or $25.6 million in 2001 and 9.1% of sales or $33.9 million in 2000. During 2001 and 2000, R&D activities focused on products targeted at the electronics, semiconductor and telecommunications markets. The spending reduction in 2001 compared to 2000 is due primarily to a decision to focus R&D spending on core technologies combined with the divestitures of certain product lines in the second half of 2000 as well as Laserdyne and Custom Systems in 2001.

      Selling, General and Administrative Expenses. Selling, General and Administrative (SG&A) expenses decreased to $73.8 million or 29.8% of sales in 2001 compared to $87.5 million or 23.5% of sales in 2000. The quarterly spending rate in 2001 was $3.5 million lower in the fourth quarter of 2001 compared to the first quarter due to the impact of lower sales, discontinued product lines, cost reduction measures and mandatory factory shut down days.

      Amortization of Purchased Intangibles. Amortization of purchased intangibles increased to $5.2 million in 2001 from $4.9 million in 2000. The increase in amortization from 2000 to 2001 is a result of amortizing intangible assets acquired from the acquisition of General Optics, which was partially offset by a reduction in amortization due to the sale of Life Sciences in October 2000.

      Restructuring and Other. As described in note 11 to the consolidated financial statements, we recorded restructuring charges in the years ended December 31, 2001 and 2000 as follows:

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

      As more fully described in note 11 to the consolidated financial statements, during the fourth quarter of 2001, the Company, recorded a reduction of purchased intangibles related to technologies no longer a part of the business in the amount of $1.8 million. We also recorded a benefit of $0.3 million related to royalties earned on the sale of the OLT precision alignment system product line and adjusted an accrual related to litigation and recorded a benefit of $1.6 million. During 2000, the Company recorded a benefit of $0.2 million related to royalties earned on the sale of OLT precision alignment system product line and $2.7 million received for licensing some of the Company’s technology.

      Gain (Loss) on Sale of Assets and Investments. During 2001, we sold our investment in shares of PerkinElmer, Inc. for a loss of $4.8 million. During 2000, we sold the net assets of the Life Sciences business for a non-operating gain of $73.1 million and the operating assets of other product lines including View Engineering metrology product line, fiber-optics operations in Phoenix, Arizona and package coding product line in Hull, United Kingdom for a net gain of $1.3 million. We also sold two facilities in the United States for a net gain of $2.4 million. There were no such items in 2002.

      Interest Income. Interest income was $5.1 million in 2001 and $4.8 million in 2000. The increase in interest income in 2001 was due to an increased average cash and investment balance compared to 2000 and due to the sale of the Company’s holding of PerkinElmer, Inc. stock and reinvestment of proceeds into short-term investments.

      Interest Expense. Interest expense was $0.9 million in 2001 compared to $1.5 million in 2000. The decrease in interest expense in 2001 was due to lower balances of debt in 2001 as compared to 2000.

      Income Taxes. The effective tax rate for 2001 was 34.6% of income before taxes, compared to an effective tax rate of 39.5% for 2000. Our tax rates in 2001 and 2000 reflect the fact that we do not recognize the tax benefit from losses in certain countries where future use of the losses is uncertain and other non-deductible costs.

      Net Income (Loss). As a result of the forgoing factors, net loss during 2001 was $14.7 million, compared with a net income of $45.4 million in 2000.

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

      Stock Based Compensation. We recognize compensation expense for stock options under the intrinsic value method, as allowed in APB 25. At this time, the Company does not intend to include stock based compensation expense directly in the results of operations, except as required under APB 25, but to disclose the pro-forma effects of stock based compensation in the notes to the financial statements. If the accounting rules change to require the expensing of all stock based compensation, then our results of operations would be lower. See note 7 to the financial statements included in this form 10-K for the disclosure of the effects of stock based compensation.

      Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Inventory. We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Sales volumes have been adversely impacted by the general economic downturn, and the semiconductor, electronics, and telecommunication industries downturn in particular, and inventory has been affected accordingly. We have been implementing a program to reduce our inventory to desired levels. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

      Restructuring. During fiscal year 2002, 2001 and 2000, we recorded significant reserves in connection with our restructuring programs. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. Some of these accruals relate to costs of excess leased facilities that are under long-term leases. Our estimate of the reserve is based on estimates of market value of leased buildings, where we have made residual value guarantees, or of office rental rates in the future in various markets and the time required to sublease the space, both of which are subject to many variables, such as economic conditions and amount of space available in the market. Additionally, our restructuring reserve includes estimates to reduce owned buildings to market value. We are trying to sell these buildings, but there are many factors that could affect the fair market value or final value that we receive in any sale, as such there may be adjustments to our reserves. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

      Deferred Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets totaling $17.2 million within our December 31, 2002 consolidated balance sheet, after providing a valuation allowance of $22.6 million, as presented in note 9 to the consolidated financial statements.

      We assess the likelihood that our deferred tax assets will be recovered. To the extent that we believe that future recovery is not likely, we must establish a valuation allowance. To the extent we establish or increase a valuation allowance, we must include an expense within the tax provision in the statement of operations.

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The Company has provided a valuation allowance against losses in the parent company and subsidiaries with an inconsistent history of taxable income and loss due to the uncertainty of their realization. In addition, the Company has provided a valuation allowance on foreign tax credits, due to the uncertainty of generating foreign earned income to claim the tax credits. In the event that actual results differ from our estimates of future taxable income, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could impact our financial position and results of operations.

      Intangible Assets. In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future operating results, cash flows, planned uses of technology and other factors to determine the fair value of the respective assets. During the fourth quarter of 2002, we reviewed the intangible assets for potential impairment, and determined that there was no adjustment needed. During the fourth quarter of 2001, we determined that the carrying value of our intangible assets was no longer fully recoverable based on these factors. As a result, we recognized an impairment charge of $1.8 million in 2001. If our estimates or their related assumptions change in the future, we may require adjustments to the carrying value of the remaining assets.

      Pension Plan. The Company’s United Kingdom subsidiary maintains a defined benefit pension plan, whose membership was closed effective 1997. At year-end 2002, because of significant declines in the stock market and low interest rates, the market value of the plan assets was approximately $5.0 million less than the projected benefit obligation.

      The accounting rules applicable to our pension plan require amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension income or pension expense is the expected return on plan assets. We have assumed, based on the type of securities in which the plan assets are invested and the long-term historical returns of these investments, that the long-term expected return on pension assets will be 7% and its assumed discount rate will be 6%. Given our pension plan’s current under-funded status, absent improved market conditions, we will be required to increase cash contributions to our pension plan in future years. Further declines in the stock market and lower rates of return could increase our required contributions.

      Since the market value of our pension assets at year-end 2002 was less than the accumulated pension benefit obligation, the Company recorded a $3.9 million non-cash charge to other comprehensive income in stockholders’ equity and an accrued long-term pension liability. This charge to equity did not affect net loss. The charge will only be reversed when the value of the pension assets exceed the accumulated pension benefit obligation as of a future measurement date.

      In December 2002, the Company notified plan participants it would no longer be sponsoring the final salary plan. Consultations are being held, during which benefits continue to accrue. No final decision has been made by the Pension Plan Trustees. Any possible curtailment and or plan settlement in future years may impact future financial position and operating results.

Liquidity and Capital Resources

      At December 31, 2002, the Company had lines of credit denominated in US and Canadian dollars with Fleet National Bank (“Fleet”), Bank One and Canadian Imperial Bank of Commerce (“CIBC”) and letters of credit (“LC”) with National Westminster Bank (“NatWest”), for a total amount of available credit of $12.1 million versus $32.4 million at December 31, 2001. The Company’s agreement with Fleet provides for an $8.0 million line of credit and its agreement with CIBC provides for a $4.0 million line of credit. The previous $13.0 million line of credit with CIBC expired on June 28, 2002, and the new CIBC credit facility eliminated the Company’s requirement to meet certain financial covenants which were required under the previous credit facility. NatWest provides a $0.1 million bank guarantee for LC used for VAT purposes in the United Kingdom. Marketable securities totaling $14.5 million have been pledged as collateral for the Fleet and CIBC credit facilities under security agreements. The line of credit with Fleet expires on June 28, 2003. In addition to the customary representations, warranties and reporting covenants, the borrowings under the Fleet credit facility require the Company to maintain a quarterly minimum tangible net worth of $200.0 million. The line of credit with CIBC was reviewed by the Company and a decision to cancel the line of credit was conveyed to CIBC prior to December 31, 2002. By giving CIBC appropriate advance notice, the Company initiated its right to cancel the line of credit at any time at no cost, excluding breakage fees relating to the used and outstanding amounts under fixed loan instruments, which we do not expect to be material. The line of credit with CIBC should be eliminated by the end of the first quarter in 2003. The Company also cancelled its credit facility with Bank One on December 20, 2002 without paying any breakage fees. North American inventories and receivables were pledged as collateral for the Bank One credit facility. Bank One continues to work on the release of all liens and obligations associated with the facility.

      At December 31, 2002, the Company has approximately $12.1 million denominated in Canadian dollars and US dollars that are available for general purposes, under the credit facilities discussed above. Of the available $12.1 million, $7.7 million was in use at December 31, 2002, consisting of $3.8 million committed at Fleet Bank for use in foreign exchange transactions, $2.9 million in Rugby, U.K. under the CIBC credit facilities and approximately $0.8 million of bank guarantees and outstanding letters of credit under the CIBC credit facility and $0.1 million with NatWest. Though the Fleet Bank amount of $3.8 million is committed for support of foreign currency hedging contracts and not available, it is not considered used for the purpose of calculating interest payments. At December 31, 2002, the aggregate unused portion of credit available under the credit facilities amounts to $4.4 million. The CIBC credit facility is currently a demand facility with interest based on the prime rate. The Fleet line of credit is due on demand and bears interest based on either prime or LIBOR depending on the borrowing notification period. This resulted in an effective average rate of 1.79% for fiscal 2002.

      The Company used $19.3 million in cash during 2002 to close the year on December 31, 2002 with cash and cash equivalents of $83.6 million compared to $103.0 million at December 31, 2001 and $113.9 million at December 21, 2000. In addition, short-term investments were $29.0 million a decrease of $14.5 million compared to 2001. Long-term investments for 2002 totaled $37.4 million. Short-term, long-term and other investments consist principally of commercial paper, governments, short-term corporate debt, and banker’s acceptances with original maturities greater than three months. The total of cash, cash equivalents and investments at December 31, 2002 was $150.0 million.

      During 2002, we generated $11.7 million in cash from operating activities. The net loss, after adjustments for non-cash items, resulted in a use of cash of $10.0 million in 2002. Accounts receivable, inventories and other current assets generated a further $29.8 million, which was offset by current liabilities using $8.1 million. During 2001, we used $17.5 million in operating activities. Net income, after adjustment for non-cash items, generated cash of $12.8 million in 2001. Accounts receivable, inventories and other current assets generated a further $57.4 million, which was more than offset by current liabilities using $87.7 million. During 2000, we used $10.2 million in operating activities. The net loss, after adjustment for non-cash items, resulted in the use of cash of $19.9 million in 2000. Accounts receivable, inventories and other current assets used a further $28.4 million, which was more than offset by current liabilities providing $38.1 million.

      During 2002, we used $23.8 million in investing activities, including $132.9 million of purchases of short-term and long-term investments and $110.0 million of maturities of short and long-term investments. Investment in property, plant and equipment, net of disposals, used $3.0 million in cash and other assets generated $2.0 million. During 2001, investing activities provided $12.4 million, including $109.4 million of purchases and $85.8 million of maturities of short-term investments. We generated $38.5 million from the sale of our investment in Perkin Elmer Inc. and $7.3 million from the sale of our Laserdyne and Custom Systems product lines to Laserdyne Prima (see note 2 to the consolidated financial statements for details of both transactions). Investment in property, plant and equipment used $8.6 million in cash and other assets used $1.2 million. During 2000, investing activities provided $35.8 million, including $57.7 million of purchases and $45.0 million of maturities of short-term investments. We generated $65.0 million from the sale of business assets and invested $10.1 million in property, plant and equipment. The acquisition of General Optics used $7.1 million in cash.

      Cash flow used in financing activities was $8.2 million for the year ended December 31, 2002 compared to $6.3 million for the year ended December 31, 2001 and $62.7 million that was provided by financing activities for the year ended December 31, 2000. We made net repayments of bank indebtedness during 2002 of $6.4 million compared to $4.1 million in 2001, and a scheduled payment of $3.0 million on long-term debt in 2002 as compared to $4.0 million in 2001. These were partially offset by $1.2 million received in 2002 and $1.8 million received in 2001 from the exercise of stock options and issuance of shares under the employee stock purchase plan. The net increase in cash in 2000 relates primarily to $68.3 million net proceeds received from a public offering of 4.3 million common shares, $8.7 million raised from the exercise of stock options and decrease in bank indebtedness and long-term debt of $14.2 million.

      The Company’s final salary defined benefit pension plan in the United Kingdom had an excess of projected benefit obligation over the fair market value of plan assets of approximately $5.0 million at December 31, 2002. GSI Lumonics’ funding policy is to fund pensions and other benefits based on widely used actuarial methods as permitted by regulatory authorities. These factors are subject to many changes, including the performance of investments of the plan assets. Because of the current underfunding and potential changes in the future, the Company may have to increase payments to fund the pension plan.

      The following summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on liquidity and cash flow in future years.

Contractual Obligations

	Payments Due by Period

	Total	1st Year	2-3 Years	4-5 Years	After 5 Years

	($000s)
Operating leases(2)	$13,814	$3,549	$4,625	$3,146	$2,494
Unconditional purchase obligations	10,518	10,168	350	—	—
Other long-term obligations(1)	2,318	189	376	374	1,379

Total Contractual Cash Obligations	$26,650	$13,906	$5,351	$3,520	$3,873

(1)	See note 6 to the consolidated financial statements.

(2)	See note 12 to the consolidated financial statements.

      We lease certain equipment and facilities under operating lease agreements that expire through 2013. The Company leases two facilities (Maple Grove, Minnesota and Farmington Hills, Michigan) under operating lease agreements that expire in 2003, where at the end of the initial lease term, these leases require the Company to renew the lease for a defined number of years at the fair market rental rate or purchase the property at the fair market value. The lessor may sell the facilities to a third party but the leases provide for a residual value guarantee of the first 85% of any loss the lessor may incur on its $19.1 million investment in the buildings, which may become payable by the Company upon the termination of the transaction, or the Company may exercise its option to purchase the facilities for approximately $19.0 million. As of December 31, 2002, residual value guarantees in connection with these leases totaled approximately $16.0 million. Upon termination of the leases, the Company expects the fair market value of the leased properties to reduce substantially the payment under the residual value guarantees. During the fourth quarter of fiscal 2000, the Company took a charge of $6.0 million associated with restructuring for excess capacity at the two leased facility locations, including the estimated residual value guarantees. In the fourth quarter of 2002, the Company took an additional restructuring charge of $0.1 million to increase the reserve for the decline in the estimated market values of the underlying buildings. The total expected value of the buildings at the end of the leases may vary, depending on whether or not the buildings are leased at time of sale and whether the buildings are sold to a buyer/ owner or to an investor. The Company will incur other costs such as lease and sales commissions. If market values for the two facilities were to decrease by 10%, our required provision would change by approximately $1.0 million. The lease agreement requires, among other things, the Company to maintain specified quarterly financial ratios and conditions. As of March 29, 2002, the Company was in breach of the fixed charge coverage ratio, but on April 30, 2002, the Company entered into a Security Agreement with the Bank of Montreal (“BMO”) pursuant to which the Company deposited with BMO and pledged approximately $18.9 million as security in connection with the operating leases discussed above in exchange for a written waiver from BMO and BMO Global Capital Solutions for any Company defaults of or obligations to satisfy the specified financial covenants relating to the operating lease agreements until June 30, 2003. This item is included on the balance sheet in long-term investments.

      The Company only uses derivatives for hedging purposes. The following is a summary of the Company’s risk management strategies and the effect of these strategies on the Company’s consolidated financial statements. The Company has instituted a foreign currency cash flow hedging program to manage exposures to changes in foreign currency exchange rates associated with forecasted sales transactions. Currency forwards and swaps are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended or expected to occur, and any previously unrealized hedging gains or losses recorded in other comprehensive income are recorded to earnings immediately. Earnings impacts for all designated hedges are recorded in the consolidated statement of operations generally on the same line item as the gain or loss on the item being hedged. The Company records all derivatives at fair value as assets or liabilities in the consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument.

      At December 31, 2002, the Company had eleven foreign exchange forward contracts to purchase $16.9 million U.S. dollars and one currency swap contract valued at $8.7 million U.S. dollars with an aggregate fair value loss of $0.5 million after-tax recorded in accumulated other comprehensive income and maturing at varying dates in 2003. At December 31, 2001, the Company had eight foreign exchange forward contracts to purchase $17.8 million U.S. dollars and one foreign exchange option contract to purchase $6.5 million U.S. dollars and an aggregate fair value gain of $0.8 million and maturing at various dates in 2002. At December 31, 2000, the Company had four foreign exchange contracts to purchase $6.5 million with a fair value loss of $164 thousand that matured and was recognized in earnings during the first quarter of 2001.

      Our future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the level of sales we will be able to achieve in the future, the introduction of new products and potential acquisitions of related businesses or technology. We believe that existing cash balances, together with cash generated from operations and available bank lines of credit, will be sufficient to satisfy anticipated cash needs to fund working capital and investments in facilities and equipment for the next two years. We are not aware of any events that could trigger a significant cash payment, except for items already accrued in the financial statements or noted above.

Related Party Transactions

      The Company had the following transactions with related parties. The Company recorded $2.3 million as sales revenue from Sumitomo Heavy Industries, Ltd., a significant shareholder in the year ended December 31, 2002 (2001 – $4.2 million; 2000 – $10.2 million) at amounts and terms approximately equivalent to third party transactions. Transactions with Sumitomo are at normal trade terms. Receivables from Sumitomo of $0.5 million and $0.6 million as at December 31, 2002 and 2001, respectively, are included in accounts receivable on the balance sheet.

      On February 23, 2000, the Company entered into an Agreement with V2Air LLC relating to the use of the LLC aircraft for Company purposes. The V2Air LLC is owned by the Company’s President and Chief Executive Officer, Charles D. Winston. Pursuant to the terms of the Agreement, the Company is required to reimburse the V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the most recently completed fiscal year, the Company reimbursed V2Air LLC approximately $145 thousand (2001 – $150 thousand) under the terms of such Agreement.

      In January of 2001, the Company made an investment of $2.0 million in a technology fund, managed by OpNet Partners, L.P. During 2002, the Company received approximately $1.4 million of the investment. In the second quarter of 2002, the Company wrote-down the investment by $0.2 million to its estimated fair market value and wrote-off the remainder of the investment of $0.4 million in the fourth quarter of 2002. Richard B. Black, a member of the Company’s Board of Directors, is a General Partner for OpNet Partners, L.P.

      On April 26, 2002, the Company entered into an agreement with Photoniko, Inc, a private photonics company in which one of the Company’s directors, Richard B. Black, was a director and stock option holder. As of August 16, 2002, Mr. Black was no longer a director or stock option holder of Photoniko, Inc. Under the agreement, the Company provided a non-interest bearing unsecured loan of $75 thousand to Photoniko, Inc. to fund designated business activities at Photoniko, Inc. in exchange for an exclusive 90 day period to evaluate potential strategic alliances. In accordance with the terms of the agreement and the promissory note which was signed by Photoniko, Inc. on April 26, 2002, the loan was to be repaid in full to the Company no later than August 28, 2002, but still remains outstanding. The Company has provided a full reserve for this receivable.

Recent Pronouncements

Business Combinations

      On January 1, 2002, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). As a result, all business combinations initiated in the future will be accounted for under the purchase method. Also, SFAS 141 does not permit the Company to recognize an assembled workforce asset. Therefore, the Company reallocated its assembled workforce asset with a cost of $2.8 million and a net carrying value of $2.0 million at January 1, 2002 to other remaining long-lived assets arising from the merger with General Scanning Inc. in 1999, including $1.4 million to developed technology, $0.5 million to property, plant and equipment and $0.1 million to trademarks and trade names. The adoption of SFAS 141 did not have any other material impact on the Company’s financial position or cash flows. It will accelerate amortization by $0.6 million per year for 2002 and 2003 and reduce amortization thereafter.

Intangible Assets

      On January 1, 2002, the Company implemented, on a prospective basis, SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). As a result, intangible assets with finite useful lives must now be amortized over their estimated lives to their estimated residual values and be reviewed for impairment according to SFAS 144. Goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The adoption of SFAS 142 did not have a material impact on the Company’s financial position, as it does not possess goodwill or intangible assets with indefinite lives. It also did not have a material impact on the Company’s results of operations or cash flows.

Impairment or Disposal of Long-Lived Assets

      On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 applies to all long-lived assets, including discontinued operations, and develops one accounting model for long-lived assets to be disposed of by sale. SFAS 144 supersedes SFAS 121, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), for the disposal of a segment of a business. The adoption of SFAS 144 did not have a material impact on the Company’s financial position, results of operations or cash flows. During 2002 as a result of restructuring actions, the Company wrote-down fixed assets by approximately $1.1 million (see note 11 to the financial statements).

Costs Associated with Exit or Disposal Activities

      In July 2002, SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) was issued. SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002, and had no impact on the Company’s financial statements in 2002, but will impact the accounting treatment of future exit or disposal activities should they occur.

Guarantor’s Accounting for Guarantees

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation). The Interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the Interpretation, which are not included in a long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. The initial recognition and initial measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Accounting for guarantees issued prior to December 31, 2002 should not be revised or restated. As discussed in Note 12 to the consolidated financial statements, the Company has two existing operating lease agreements with terms that include residual value guarantees totaling approximately $16.0 million.

Stock Based Compensation Transition and Disclosure

      In December 2002, SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation-Transition and Disclosure was issued to amend SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 will not have a material impact on our financial position, results of operations, or cash flows, because the Company will continue to follow the guidance of APB 25 in recognizing stock compensation expense. The Company will comply with the new disclosure requirements in the financial statement for the first quarter of 2003.

Risk Factors

      The risks presented below may not be all of the risks that we may face. These are the factors that we believe could cause actual results to be different from expected and historical results. Other sections of this report include additional factors that could have an effect on our business and financial performance. The industry in which we compete is very competitive and changes rapidly. Sometimes new risks emerge and management may not be able to predict all of them, or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. You should not rely upon forward-looking statements as a prediction of future results.

      Passive Foreign Investment Company. Under United States tax laws, United States investors who hold stock in a “passive foreign investment company” (PFIC) may be subject to adverse tax consequences. Any non-U.S. corporation may be classified as a PFIC if 75% or more of its gross income in any year is considered passive income for United States tax purposes. For this purpose, passive income generally includes interest, dividends and gains from the sale of assets that produce these types of income. In addition, a non-U.S. corporation may be classified as a PFIC if the average percentage of the fair market value of its gross total assets during any year that produced passive income, or that were held to produce passive income, is at least 50% of the fair market value of its gross total assets.

      We believe that GSI Canada is not a PFIC. However, it currently holds a relatively large amount of cash and investments that are passive assets and produce passive income. In addition, the fair market valuation of its non-passive assets is uncertain because it depends, in part, on the valuation of its goodwill or going concern value. One indicator of the amount of goodwill is GSI Canada’s stock price, which is currently near its historic low. Should this situation continue and if the Arrangement described in this Proxy Circular-Prospectus is not completed, United States holders could be considered to hold shares in a PFIC by the end of our 2003 fiscal year.

      All gains recognized on the disposition of PFIC shares by a U.S. shareholder are taxable as ordinary income. Additionally, at the time of disposition, the U.S. shareholder incurs an interest charge. The interest is computed at the rate for underpayments of tax, generally as though the gain had been included in the U.S. shareholder’s gross income ratably over the period the U.S. shareholder held the PFIC’s stock, but payment of the resulting tax had been delayed until the sale or distribution. Similar rules apply to “excess distributions.” An excess distribution is a current year distribution received by a U.S. shareholder on PFIC stock, to the extent the distribution exceeds his or her ratable portion of 125% of the average amount so received during the three preceding years. The portion of an actual distribution that is not an excess distribution is not taxed under the excess distribution rules, but rather is treated as a distribution subject to the normal tax rules. Moreover, in general, the rules allowing for nonrecognition of gain or loss on dispositions of stock in corporate reorganizations do not apply to stock of a PFIC. However, under proposed regulations issued by the Internal Revenue Service (IRS), a transfer of PFIC stock to a U.S. person that otherwise would qualify for nonrecognition of gain will continue to qualify if:

•	the basis of the stock that is the subject of the disposition, in the hands of its actual owner immediately after the transfer, is no greater than the basis of such stock in the hands of its actual owner immediately before the transfer;

•	the U.S. transferee’s holding period for the transferred stock is at least as long as the holding period of the shareholder immediately before the transfer; and

•	the aggregate ownership of the shareholder and the U.S. transferee immediately after the transfer (determined without regard to stock held by the U.S. transferee prior to the transfer) is the same as or greater than the shareholder’s proportionate ownership immediately before the transfer.

A U.S. shareholder may avoid the effect of the forgoing rules if he or she makes a “qualified electing fund” election or a “mark-to-market election,” but then becomes subject to the special rules that apply to such elections.

      In addition to being advisable from a number of other business perspectives, we believe the Arrangement is advisable because if successfully implemented it would eliminate the possibility that United States holders would be considered to own shares in a PFIC for U.S. tax purposes. In the event the Arrangement is not completed, there may be other possible alternatives for reducing the risk that United States holders would be considered to own shares in a PFIC. These alternatives all involve reducing the percentage of GSI Canada’s passive assets and include purchasing non-passive assets or making a distribution to shareholders. The Board believes that these other alternatives are materially less desirable to GSI Canada and its shareholders than the Arrangement. Among other things, these alternatives would not provide permanent protection from the PFIC risk, and GSI Canada would be required to continually monitor the PFIC risk and take actions in an effort to avoid PFIC status that otherwise might not be in the best interests of GSI Canada and its shareholders. Moreover, we cannot provide any assurances that such alternatives will ultimately be available or, if implemented, would solve the PFIC concern on either an interim or long-term basis. As discussed above, GSI Canada’s classification as a PFIC could have a material adverse effect on United States holders of its shares, and, in turn, an adverse impact on the market value of GSI Canada’s shares.

      Each U.S. holder of GSI Canada common shares is urged to consult his own tax advisor to discuss the potential consequences to such holder of GSI Canada’s being classified as a PFIC before or within one year of the Arrangement.

      Economic Slowdown. We are in a broad-based economic slowdown affecting most technology sectors and semiconductors and electronics in particular. As a result, many of our customers continue to order low quantities and, in some cases, to defer orders into future periods. A large portion of our sales is dependent on the need for increased capacity or replacement of inefficient manufacturing processes, because of the capital-intensive nature of our customers business. These also tend to lag behind in an economic recovery longer than other businesses. Because it is difficult to predict how long this slowdown will continue, we may not be able to meet anticipated revenue levels on a quarterly or annual basis.

      Recent Operating Losses. We have experienced recent operating losses and may not return to profitability. We experienced operating losses in all four quarters of 2002 and the second half of 2001. As a result, for the years ended December 31, 2002 and 2001, we reported operating losses of approximately $27.7 million and $14.7 million, respectively. If our revenues do not meet the levels that we anticipate, or if our costs and expenses exceed our expectations, we will again sustain losses and the price of our common stock may decline as a result.

      Deferred Taxes. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our ability to recover deferred tax assets of $17.2 million at December 31, 2002 depends primarily upon the Company’s ability to generate profits in the United States tax jurisdiction. If actual results differ from our plans or we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by increasing expenses, which may have a negative result on our operations.

      Customers’ Cyclical Fluctuations. Our business depends substantially upon capital expenditures particularly by manufacturers in the semiconductor, electronics, machine tool and automotive industries. These industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. Semiconductor manufacturers, for example, may contribute to these cycles by misinterpreting the conditions in the industry and over- or under-investing in semiconductor manufacturing capacity and equipment. In 2000, semiconductor manufacturers invested heavily in manufacturing capacity, which contributed to the severe and declining investments in 2001 and 2002. The timing, length and severity of these cycles are difficult to predict. For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products. Our net sales and results of operations may be materially adversely affected if downturns or slowdowns in the semiconductor, electronics, machine tool and automotive industries occur in the future.

      Ability to Respond to Demand Fluctuations. During a period of declining demand, we must be able to quickly and effectively reduce expenses while continuing to motivate and retain key employees. Our ability to reduce expenses in response to any downturn is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. In addition, the long lead-time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell. During a period of increasing demand and rapid growth, we must be able to quickly increase manufacturing capacity to meet customer demand and hire and assimilate a sufficient number of qualified personnel. Our inability to ramp up in times of increased demand could harm our reputation and cause some of our existing or potential customers to place orders with our competitors rather than us.

      Quarterly Fluctuations in Operations. Our revenues and net income, if any, in any particular period may be lower than revenues and net income, if any, in a preceding or comparable period. Factors contributing to these fluctuations, some of which are beyond our control, include:

•	fluctuations in our customers’ businesses;

•	demands for our customers’ products incorporating our products;

•	timing and recognition of revenues from customer orders;

•	timing and market acceptance of new products or enhancements introduced by us or our competitors;

•	availability of components from our suppliers and the manufacturing capacity of our subcontractors;

•	timing and level of expenditures for sales, marketing and product development; and

•	changes in the prices of our products or of our competitors’ products.

      We derive a substantial portion of our sales from products that have a high average selling price and significant lead times between the initial order and delivery of the product. We may receive one or more large orders in one quarter from a customer and then receive no orders from that customer in the next quarter. As a result, the timing and recognition of sales from customer orders can cause significant fluctuations in our operating results from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, our common stock price may decline as a result.

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

      As a result of these factors, our results of operations for any quarter are not necessarily indicative of results to be expected in future periods. We believe that fluctuations in quarterly results may cause the market prices of our common stock, on the NASDAQ and the Toronto Stock Exchange, to fluctuate, perhaps substantially.

      Dependence on Resellers, Distributors and OEMs. We sell some of our products through resellers, distributors and original equipment manufacturers. Reliance upon third party distribution sources subjects us to risks of business failure by these individual resellers, distributors and OEMs, and credit, inventory and business concentration risks. In addition, our net sales depend in part upon the ability of our OEM customers to develop and sell systems that incorporate our products. Adverse economic conditions, large inventory positions, limited marketing resources and other factors affecting these OEM customers could have a substantial impact upon our financial results. No assurances can be given that our OEM customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our financial condition or results of operations.

      Proprietary Rights. Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. We currently hold 113 United States and 73 foreign patents. In addition, we have filed 59 United States and 122 foreign patent applications, which are under review by the patent authorities. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us.

      Infringement Claims. From time to time we receive notices from third parties alleging infringement of such parties’ patent or other proprietary rights by our products. While these notices are common in the laser industry and we have in the past been able to develop non-infringing technology or license necessary patents or technology on commercially reasonable terms, there can be no assurance that we would in the future prevail in any litigation seeking damages or expenses from us or to enjoin us from selling its products on the basis of such alleged infringement, or that we would be able to develop any non-infringing technology or license any valid and infringed patents on commercially reasonable terms. In the event any third party made a valid claim against us or our customers for which a license was not available to us on commercially reasonable terms, we would be adversely affected. Our failure to avoid litigation for infringement or misappropriation of propriety rights of third parties or to protect our propriety technology could result in a loss of revenues and profits.

      Competition. The industries in which we operate are highly competitive. We face substantial competition from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than we do. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products. Furthermore, competition in our markets could intensify, or our technological advantages may be reduced or lost as a result of technological advances by our competitors. There can be no assurance that we will successfully differentiate our current and proposed products from the products of our competitors or that the market place will consider our products to be superior to competing products. Because many of the components required to develop and produce a laser-

based marking system are commercially available, barriers to entry into this market are relatively low, and we expect new competitive product entries in this market. To maintain our competitive position in this market, we believe that we will be required to continue a high level of investment in engineering, research and development, marketing and customer service and support. There can be no assurance that we will have sufficient resources to continue to make these investments, that we will be able to make the technological advances necessary to maintain our competitive position, or that our products will receive market acceptance. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share, and an inability to generate cash flows that are sufficient to maintain or expand our development of new products.

      Reliance on Key Personnel. Our business and future operating results depend in part upon our ability to attract and retain qualified management, technical, sales and support personnel for our operations on a worldwide basis. The loss of key personnel could negatively impact our operations. Competition for qualified personnel is intense, and we cannot guarantee that we will be able to continue to attract and retain qualified personnel. Our operations could be negatively affected if we lose key executives or employees or are unable to attract and retain skilled executives and employees as needed.

      Rapid Technological Change and Market Acceptance. The markets for our products experience rapidly changing technologies, evolving industry standards, frequent new product introductions, changes in customer requirements and short product life cycles. To compete effectively we must continually introduce new products that achieve market acceptance. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address technological changes as well as current and potential customer requirements. Developing new technology is a complex and uncertain process requiring us to be innovative and to accurately anticipate technological and market trends. We may have to manage the transition from older products to minimize disruption in customer ordering patterns, avoid excess inventory and ensure adequate supplies of new products. The introduction by us or by our competitors of new and enhanced products may cause our customers to defer or cancel orders for our existing products, which may harm our operating results. We may not successfully develop, introduce or manage the transition to new products. Failed market acceptance of new products or problems associated with new product transitions could harm our business.

      Research and Development. We are active in the research and development of new products and technologies. Our research and development efforts may not lead to the successful introduction of new or improved products. The development by others of new or improved products, processes or technologies may make our current or proposed products obsolete or less competitive. Our ability to control costs is limited by our need to invest in research and development. Because of intense competition in the industries in which we compete, if we were to fail to invest sufficiently in research and development, our products could become less attractive to potential customers, and our business and financial condition could be materially and adversely affected. As a result of our need to maintain our spending levels in this area, our operating results could be materially harmed if our net sales fall below expectations. In addition, as a result of our emphasis on research and development and technological innovation, our operating costs may increase further in the future, and research and development expenses may increase as a percentage of total operating expenses and as a percentage of net sales.

      In addition, we may encounter delays or problems in connection with our research and development efforts. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	difficulties in hiring and retaining necessary technical personnel;

•	difficulties in reallocating engineering resources and overcoming resource limitations;

•	changing market or competitive product requirements; and

•	unanticipated engineering complexities.

      New products often take longer to develop, have fewer features than originally considered desirable and achieve higher cost targets than initially estimated. There may be delays in starting volume production of new products and new products may not be commercially successful. Products under development are often announced before introduction and these announcements may cause customers to delay purchases of existing products until the new or improved versions of those products are available. Delays or deficiencies in development manufacturing, delivery of or demand for new products or of higher cost targets could have a negative affect on our business, operating results or financial condition.

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

      Dependence on Suppliers. We depend on limited source suppliers that could cause substantial manufacturing delays and additional cost if a disruption of supply occurs. We obtain some components from a single source. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products. There can be no assurance that, in the future, our current or alternative sources will be able to meet all of our demands on a timely basis. If suppliers or subcontractors experience difficulties that result in a reduction or interruption in supply to us, or fail to meet any of our manufacturing requirements, our business would be harmed until we are able to secure alternative sources, if any, on commercially reasonable terms. Unavailability of necessary parts or components could require us to reengineer our products to accommodate available substitutions which would increase our costs and/or have a material adverse effect on manufacturing schedules, product performance and market acceptance.

      Manufacturing. We assemble our products at our facilities in the United States, Canada and the United Kingdom. If use of any of our manufacturing facilities were interrupted by natural disaster or otherwise, our operations could be negatively affected until we could establish alternative production and service operations. In addition, we may experience production difficulties and product delivery delays in the future as a result of:

•	changing process technologies;

•	ramping production;

•	installing new equipment at our manufacturing facilities; and

•	shortage of key components.

      Operating in Foreign Countries. In addition to operating in the United States, Canada and the United Kingdom, we have sales and service offices in France, Germany, Italy, Japan, Singapore, Hong Kong, Korea, Taiwan, Malaysia and the Philippines. We may in the future expand into other international regions.

      Because of the scope of our international operations, we are subject to risks, which could materially impact our results of operations, including:

•	foreign exchange rate fluctuations;

•	longer payment cycles;

•	greater difficulty in collecting accounts receivable;

•	use of different systems and equipment;

•	difficulties in staffing and managing foreign operations and diverse cultures;

•	protective tariffs;

•	trade barriers and export/import controls;

•	transportation delays and interruptions;

•	reduced protection for intellectual property rights in some countries; and

•	the impact of recessionary foreign economies.

      We cannot predict whether the United States or any other country will impose new quotas, tariffs, taxes or other trade barriers upon the importation of our products or supplies or gauge the effect that new barriers would have on our financial position or results of operations.

      General Economic, Political and Market Conditions. Our business is subject to the effects of general economic and political conditions in the United States and globally. Our revenues and operating results have declined partially due to continuing unfavorable economic conditions as well as uncertainties arising out of the threatened terrorist attacks on the United States, including the potential worsening or extension of the current global economic slowdown, the economic consequences of military action or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

•	the risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities; and

•	the risk of more frequent instances of shipping delays.

      If the economic and political conditions in the United States and globally do not improve or if the economic slowdown continues to deteriorate, we may continue to experience material adverse impacts on our business, operating results and financial condition.

      Compliance with Government Regulations. We are subject to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the National Center for Devices and Radiological Health of the United States Food and Drug Administration. The National Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of these regulatory requirements. We are also subject to similar regulatory oversight in certain European markets with comparable enforcement remedies.

      Potential Defects. Defects in our products or problems arising from the use of our products together with other vendors’ products may seriously harm our business and reputation. Products as complex as ours may contain known and undetected errors or performance problems. Defects are frequently found during the period immediately following introduction and initial implementation of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers before implementation, our products are not error-free. These errors or performance problems could result in lost revenues or customer relationships and could be detrimental to our business and reputation generally. In addition, our customers generally use our products together with their own products and products from other vendors. As a result, when problems occur in combined environment, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. To date, defects in our products or those of other vendors’ products with which ours are used by our customers have not had a material negative effect on our business. However, we cannot be certain that a material negative effect will not occur in the future.

      Controlled Foreign Corporation. A non-U.S. corporation (a “foreign corporation”), such as we are, will constitute a “controlled foreign corporation” or “CFC” for U.S. federal income tax purposes if U.S. shareholders owning (directly, indirectly, or constructively) 10% or more of the foreign corporation’s total combined voting power collectively own (directly, indirectly, or constructively) more than 50% of the total combined voting power or total value of the foreign corporation’s stock.

      If we are treated as a CFC, this status should have no adverse effect on any shareholder who does not own (directly, indirectly, or constructively) 10% or more of the total combined voting power of all classes of stock of GSI Canada. If, however, we are treated as a CFC for an uninterrupted period of thirty (30) days or more during any taxable year, any U.S. shareholder who owns (directly, indirectly, or constructively) 10% or more of the total combined voting power of all classes of stock of GSI Canada on any day during the taxable year and who directly or indirectly owns any stock on the last day of the year in which we are a CFC will have to include in its gross income for U.S. federal income tax purposes its pro rata share of the corporation’s “subpart F income” relating to the period during which the corporation is a CFC.

      In addition, if we were treated as a CFC, any gain realized on the sale of our shares by such a shareholder would be treated as ordinary income to the extent of the shareholder’s proportionate share of the undistributed earnings and profits of the Company accumulated during the shareholder’s holding period of the stock while the Company is a CFC.

      If the U.S. shareholder is a corporation, however, it may be eligible to credit against its U.S. tax liability with respect to these potential inclusions foreign taxes paid on the earnings and profits associated with the included income.

      We do not believe that we are currently, or have ever been, a CFC. However, no assurances can be given that we will not become a CFC in the future.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments and debt obligations. As described in note 13 to the consolidated financial statements, at December 31, 2002, the Company had $53.3 million invested in cash equivalents and $66.4 million invested in short-term and other investments. At December 31, 2001, the Company had $79.8 million invested in cash equivalents and $43.5 million invested in short-term to investments. Due to the average maturities and the nature of the investment portfolio, a change in interest rates is not expected to have a material effect on the value of the portfolio. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

      Foreign Currency Risk. We have substantial sales and expenses and working capital in currencies other than U.S. dollars. As a result, we have exposure to foreign exchange fluctuations, which may be material. To reduce the Company’s exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. We have a foreign currency hedging program using currency forwards, currency swaps and currency options to hedge exposure to foreign currencies. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. We do not currently use currency forwards or currency options for trading purposes. As of December 31, 2002, we had eleven foreign exchange forward contracts to purchase $16.9 million U.S. dollars and one currency swap contract valued at $8.7 million compared to December 31, 2001, where the Company had eight foreign exchange forward contracts to purchase $17.8 million U.S. dollars and one foreign exchange option contract to purchase $6.5 million U.S. dollars. For December 31, 2002, we recorded an aggregate fair value loss of $0.5 million in accumulated other comprehensive income and maturing at varying dates in 2003. Additionally, the Company’s corporate entity in Kanata, Ontario has a functional currency that differs from its local currency. As a result, the translation from the local currency of Canadian dollars to its functional currency of US dollars is recorded in the results of operations.

Item 8.	Financial Statements and Supplementary Data

GSI LUMONICS INC.

AUDITORS’ REPORT

To the Stockholders of

GSI Lumonics Inc.

      We have audited the consolidated balance sheets of GSI Lumonics Inc. as of December 31, 2002 and 2001 and the consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. Our audits also included the financial statement schedule listed at Item 15 of this Form 10-K Annual Report. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

      In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in accordance with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      The Company changed its method of accounting for business combinations, goodwill and other intangible assets and impairment or disposal of long-lived assets in 2002, as described in note 1.

      On February 21, 2003, we reported without reservation to the shareholders on the Company’s consolidated financial statements prepared in accordance with Canadian generally accepted accounting principles.

ERNST & YOUNG LLP
Chartered Accountants

Ottawa, Canada,
February 21, 2003
(except with respect to
note 15, which is
as at March 28, 2003)

GSI LUMONICS INC.

CONSOLIDATED BALANCE SHEETS

(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	As of December 31,

	2002	2001

ASSETS
Current
Cash and cash equivalents (note 13)	$83,633	$102,959
Short-term investments (note 13)	28,999	43,541
Accounts receivable, less allowance of $2,681 (2001 — $3,034) (notes 4 and 10)	33,793	39,919
Income taxes receivable	8,431	9,224
Inventories (note 3)	39,671	57,794
Deferred tax assets (note 9)	9,763	15,097
Other current assets (note 3)	4,448	8,528

Total current assets	208,738	277,062
Property, plant and equipment, net of accumulated depreciation of $21,453 (2001 — $20,575) (note 3)	26,675	32,482
Deferred tax assets (note 9)	7,443	6,537
Other assets (note 3)	3,360	1,539
Long-term investments (note 13)	37,405	—
Intangible assets, net of amortization of $16,217 (2001 — $11,857) (note 3)	13,467	19,067

	$297,088	$336,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Bank indebtedness (note 4)	$—	$6,171
Accounts payable	9,235	10,839
Accrued compensation and benefits	6,523	7,515
Other accrued expenses (note 3)	20,845	25,096
Current portion of long-term debt (note 5)	—	2,654

Total current liabilities	36,603	52,275
Deferred compensation (note 6)	2,129	2,082
Accrued minimum pension liability (note 8)	3,875	—

Total liabilities	42,607	54,357
Commitments and contingencies (note 12)
Stockholders’ equity (note 7)
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 40,785,922 (2001 — 40,556,130)	304,713	303,504
Additional paid-in capital	2,592	2,592
Accumulated deficit	(41,270)	(13,546)
Accumulated other comprehensive loss	(11,554)	(10,220)

Total stockholders’ equity	254,481	282,330

	$297,088	$336,687

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

					Accumulated
					Other
	Capital Stock		Additional	Retained	Comprehensive		Comprehensive
			Paid-In-	Earnings	Income		Income
	# Shares	Amount	Capital	(Deficit)	(Loss)	Total	(Loss)

	(000’s)
Balance, December 31, 1999	34,299	$222,865	$—	$(44,225)	$(6,910)	$171,730
Net income				45,377		45,377	$45,377
Issuance of capital stock
— public offering	4,300	70,137				70,137
— stock options	1,564	8,665				8,665
Unrealized loss on equity securities, net of tax of $2,905					(5,395)	(5,395)	(5,395)
Compensation expense			759			759
Foreign currency translation adjustments					(2,006)	(2,006)	(2,006)

Balance, December 31, 2000	40,163	301,667	759	1,152	(14,311)	289,267	37,976

Net loss				(14,698)		(14,698)	(14,698)
Issuance of capital stock
— stock options	344	1,503				1,503
— employee stock purchase plan	51	334				334
Other	(2)	—				—
Tax benefit associated with stock options			1,433			1,433
Cumulative effect of change in accounting policy for cash flow hedges					(164)	(164)	(164)
Realized loss on derivative instruments designated and qualifying as foreign currency cash flow hedging instruments, net of tax of $0					164	164	164
Unrealized gain on cash flow hedging instruments, net of tax of $567					793	793	793
Unrealized gain on equity securities, net of tax of $1,221					2,269	2,269	2,269
Reclassification adjustment for loss on sale of equity securities, net of tax of $1,683					3,126	3,126	3,126
Translation loss on liquidation of a subsidiary, net of tax of $0.					723	723	723
Stock-based compensation			400			400
Foreign currency translation adjustments					(2,820)	(2,820)	(2,820)

Balance, December 31, 2001	40,556	303,504	2,592	(13,546)	(10,220)	282,330	(10,607)

Net loss				(27,724)		(27,724)	(27,724)
Issuance of capital stock
— stock options	133	648				648
— employee stock purchase plan	97	561				561
Unrealized gain on investments, net of tax of $0					312	312	312
Realized gain on cash flow hedging instruments, net of tax of $567					(793)	(793)	(793)
Unrealized loss on cash flow hedging instruments, net of tax of $0					(521)	(521)	(521)
Additional minimum pension liability, net of tax of $0					(3,875)	(3,875)	(3,875)
Foreign currency translation adjustments					3,543	3,543	3,543

Balance, December 31, 2002	40,786	$304,713	$2,592	$(41,270)	$(11,554)	$254,481	$(29,058)

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. GAAP and in thousands of U.S. dollars, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Sales	$159,070	$247,904	$373,864
Cost of goods sold (note 11)	109,876	162,122	242,393

Gross profit	49,194	85,782	131,471
Operating expenses:
Research and development	20,444	25,634	33,931
Selling, general and administrative	55,483	73,815	87,459
Amortization of purchased intangibles	5,135	5,226	4,851
Restructuring and other, net (note 11)	5,427	2,782	7,196

Total operating expenses	86,489	107,457	133,437

Loss from operations	(37,295)	(21,675)	(1,966)
Gain (loss) on sale of assets and investments (note 2)	—	(4,809)	76,786
Interest income	2,744	5,084	4,802
Interest expense	(701)	(897)	(1,457)
Foreign exchange transaction losses	(825)	(175)	(3,122)
Other expense (note 10)	(628)	—	—

Income (loss) before income taxes	(36,705)	(22,472)	75,043
Income tax provision (benefit) (note 9)	(8,981)	(7,774)	29,666

Net income (loss)	$(27,724)	$(14,698)	$45,377

Net income (loss) per common share:
Basic	$(0.68)	$(0.36)	$1.19
Diluted	$(0.68)	$(0.36)	$1.13
Weighted average common shares outstanding (000’s)	40,663	40,351	38,187
Weighted average common shares outstanding and dilutive potential common shares (000’s)	40,663	40,351	40,000

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. GAAP and in thousands of U.S. dollars)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss) for the year	$(27,724)	$(14,698)	$45,377
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss (gain) on sale of assets and investments	62	5,267	(76,786)
Translation loss on liquidation of a subsidiary	—	723	—
Stock-based compensation	—	400	759
Reduction of long-lived assets	2,510	2,483	2,137
Depreciation and amortization	10,919	11,918	12,172
Deferred income taxes	4,267	6,688	(3,613)
Changes in current assets and liabilities:
Accounts receivable	9,356	47,083	(14,061)
Inventories	19,632	8,917	(13,506)
Other current assets	840	1,403	(844)
Accounts payable, accruals, and taxes (receivable) payable	(8,145)	(87,662)	38,145

Cash provided by (used in) operating activities	11,717	(17,478)	(10,220)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired (note 2)	—	—	(7,138)
Sale of assets and investments	—	45,822	64,962
Additions to property, plant and equipment, net	(2,952)	(8,639)	(10,142)
Proceeds from the sale and maturity of short-term and other investments	110,014	85,834	45,031
Purchase of short-term and other investments	(132,877)	(109,355)	(57,710)
Decrease (increase) in other assets	1,979	(1,219)	838

Cash provided by (used in) investing activities	(23,836)	12,443	35,841

Cash flows from financing activities:
Payments of bank indebtedness	(6,441)	(4,117)	(10,131)
Repayment of long-term debt	(3,000)	(4,000)	(4,114)
Issue of share capital (net of issue costs)	1,209	1,837	76,986

Cash provided by (used in) financing activities	(8,232)	(6,280)	62,741
Effect of exchange rates on cash and cash equivalents	1,025	416	224

Increase (decrease) in cash and cash equivalents	(19,326)	(10,899)	88,586
Cash and cash equivalents, beginning of year	102,959	113,858	25,272

Cash and cash equivalents, end of year	$83,633	$102,959	$113,858

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2002
(U.S. GAAP and tabular amounts in thousands of U.S. dollars except share amounts)

1.     Significant Accounting Policies

Nature of operations

      We design, develop, manufacture and market components, lasers and laser-based advanced manufacturing systems as enabling tools for a wide range of applications. Our products allow customers to meet demanding manufacturing specifications, including device complexity and miniaturization, as well as advances in materials and process technology. Major markets for our products include the medical, automotive, semiconductor, and electronics industries. In addition, we sell our products and services to other markets such as light industrial and aerospace. The Company’s principal markets are in North America, Europe, Japan and Asia-Pacific.

Basis of presentation

      These consolidated financial statements have been prepared by the Company in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the United States, applied on a consistent basis.

Basis of consolidation

      The consolidated financial statements include the accounts of GSI Lumonics Inc. and its wholly owned subsidiaries (the “Company”). Intercompany accounts and transactions are eliminated.

Comparative amounts

      Certain prior year amounts have been reclassified to conform to the current year presentation in the financial statements for the year ended December 31, 2002. These reclassifications had no effect on the previously reported results of operations or financial position.

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

Cash equivalents

      Cash equivalents are investments held to maturity with original maturities of three months or less. Cash equivalents, consisting principally of commercial paper, short-term corporate debt, and banker’s acceptances, are stated at amortized cost, which approximates fair value. The Company does not believe it is exposed to any significant credit risk on its cash equivalents.

Investments

      Short-term, long-term and other investments consist principally of commercial paper, governments, short-term corporate debt, and banker’s acceptances with original maturities greater than three months for short-term investments and greater than twelve months for long-term investments. The Company has classified these investments as available-for-sale securities that are stated at estimated fair value based upon

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market quotes. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a component of accumulated other comprehensive income until realized.

     Inventories

      Inventories, which include materials and conversion costs, are stated at the lower of cost (primarily first-in, first-out) or market. Market is defined as replacement cost for raw materials and net realizable value for other inventories.

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

     Intangible assets

      Intangibles assets include purchased trademarks and trade names, which are amortized on a straight-line basis over periods from three to ten years from the date of acquisition. Patents and purchased technology are stated at cost and are amortized on a straight-line basis over the expected life of the asset, up to 19 years.

     Impairment of long-lived assets

      When events and circumstances warrant a review, the Company evaluates the carrying values of long-lived assets and purchased intangibles in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The carrying value of a long-lived asset and purchased intangible is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined using anticipated discounted cash flows.

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

     Product Warranty

      We generally warrant our products for a period of up to 12 months for material and labor to repair and service the system. A provision for the estimated cost related to warranty is recorded at the time revenue is recognized.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Stock based compensation

      The Company uses the intrinsic value method for accounting for its stock option plans as proscribed in APB 25.

Foreign currency translation

      The financial statements of the parent corporation and its subsidiaries outside the U.S. have been translated into U.S. dollars in accordance with the Financial Accounting Standards Board Statement No. 52, Foreign Currency Translation. Assets and liabilities of foreign operations are translated from foreign currencies into U.S. dollars at the exchange rates in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect for the period. Accordingly, gains and losses resulting from translating foreign currency financial statements are reported as a separate component of other comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in net income.

Derivative financial instruments

      As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which was issued in June 1998 and its amendments, Statements 137 and 138, issued in June 1999 and June 2000, respectively.

      As a result, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in fair values of derivatives not qualifying as hedges are reported in income.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes

      The liability method is used to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. A valuation allowance is established to reduce the deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized in the future.

Recent accounting pronouncements

Business Combinations

      On January 1, 2002, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). As a result, all business combinations initiated in the future will be accounted for under the purchase method. Also, SFAS 141 does not permit the Company to recognize an assembled workforce asset. Therefore, the Company reallocated its assembled workforce asset with a cost of $2.8 million and a net carrying value of $2.0 million at January 1, 2002 to other remaining long-lived assets arising from the merger with General Scanning Inc. in 1999, including $1.4 million to developed technology, $0.5 million to property, plant and equipment and $0.1 million to trademarks and trade names. The adoption of SFAS 141 did not have any other material impact on the Company’s financial position or cash flows. It will accelerate amortization by $0.6 million per year for 2002 and 2003 and reduce amortization thereafter.

Intangible Assets

      On January 1, 2002, the Company implemented, on a prospective basis, SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). As a result, intangible assets with finite useful lives must now be amortized over their estimated lives to their estimated residual values and be reviewed for impairment according to SFAS 144. Goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The adoption of SFAS 142 did not have a material impact on the Company’s financial position, as it does not possess goodwill or intangible assets with indefinite lives. It also did not have a material impact on the Company’s results of operations or cash flows.

Impairment or Disposal of Long-Lived Assets

      On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 applies to all long-lived assets, including discontinued operations, and develops one accounting model for long-lived assets to be disposed of by sale. SFAS 144 supersedes SFAS 121, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), for the disposal of a segment of a business. The adoption of SFAS 144 did not have a material impact on the Company’s financial position, results of operations or cash flows. During 2002 as a result of restructuring actions, the Company wrote-down fixed assets by approximately $1.1 million (see note 11).

Costs Associated with Exit or Disposal Activities

      In July 2002, SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) was issued. SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002, and had no impact on the

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s financial statements in 2002, but will impact the accounting treatment of future exit or disposal activities should they occur.

Guarantor’s Accounting for Guarantees

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation). The Interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the Interpretation, which are not included in a long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. The initial recognition and initial measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Accounting for guarantees issued prior to December 31, 2002 should not be revised or restated. As discussed in Note 12 to the consolidated financial statements, the Company has two existing operating lease agreements with terms that include residual value guarantees totaling approximately $16 million.

Stock Based Compensation Transition and Disclosure

      In December 2002, SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation-Transition and Disclosure was issued to amend SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 will not have a material impact on our financial position, results of operations, or cash flows, because the Company will continue to follow the guidance of APB 25 in recognizing stock compensation expense. The Company will comply with the new disclosure requirements in the financial statement for the first quarter of 2003.

2.	Business Combinations and Divestitures

Purchases

      On September 21, 2000, the Company acquired all outstanding shares of General Optics, Inc. (“General Optics”), a privately held precision optics company located in Moorpark, California. The purchase price of $13.5 million was comprised of cash of $6.9 million paid on closing, note payable valued at $6.4 million, discounted at an imputed interest rate of 6.23%, and costs of acquisition of $0.2 million. The note payable was settled in two installments, due September 21, 2001 and 2002. The transaction has been accounted for as a purchase and, accordingly, the operations of General Optics have been included in the consolidated financial statements from the date of acquisition. The excess of fair value of net identifiable tangible assets acquired over the purchase price was recorded as acquired technology to be amortized over its estimated useful life of 10 years.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Divestitures

      On April 2, 2001, the Company completed the sale of operating assets of the Laserdyne and Custom Systems product lines for cash proceeds of approximately $7.3 million. Sales for these product lines were $3 million and $24.3 million for the years ended December 31, 2001 and December 31, 2000, respectively.

      On October 1, 2000, the Company sold the net assets of its Life Sciences business to Packard BioScience Company (“Packard”) for $39.3 million in cash and approximately 4.5 million shares of Packard common stock valued at $43.3 million based on an independent valuation of the stock at the date of closing. The Life Sciences business comprised working capital of approximately $3.5 million and fixed and other intangible assets of approximately $1.2 million. The Company recorded a non-operating gain of $73.1 million ($47.3 million after tax), or $1.24 per share, as a result of this transaction. Sales for the Life Sciences business for the nine months ended September 30, 2000 were $13.1 million and for the year ended December 31, 1999 were $13.8 million. On November 13, 2001, Packard was acquired by PerkinElmer, Inc. As a result, the shares of Packard owned by GSI Lumonics were converted into the right to receive 0.311 of a share of PerkinElmer, Inc. at the quoted market value of $27.285 per share. The Company sold these shares on November 19, 2001 for proceeds of $38.5 million and recorded a loss of $4.8 million.

      During the third quarter of 2000, the Company sold two facilities in the United States for $12.5 million cash and recorded a net gain of $2.4 million.

      During the second quarter of 2000, the Company sold operating assets of its View Engineering metrology product line, fiber-optics operations in Phoenix, Arizona and package coding product line in Hull, United Kingdom for an aggregate of $13.0 million cash and recorded a net gain of $1.3 million.

3.     Supplementary Balance Sheet Information

      The following tables provide the details of selected balance sheet items as at December 31:

Inventories

	2002	2001

Raw materials	$16,380	$29,779
Work-in-process	7,468	8,028
Finished goods	11,114	12,918
Demo inventory	4,709	7,069

Total inventories	$39,671	$57,794

Property, Plant and Equipment, net

	2002	2001

Cost:
Land, buildings and improvements	$12,102	$18,167
Machinery and equipment	36,026	34,890

Total cost	48,128	53,057
Accumulated depreciation	(21,453)	(20,575)

Net property, plant and equipment	$26,675	$32,482

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets

	2002	2001

Short term other assets:
Note receivable	$563	$1,125
Investment (note 10)	—	1,500
Prepaid expenses and other	3,885	5,903

Total	$4,448	$8,528

Long term other assets:
Investment (note 10)	$—	$500
Note receivable	—	563
Deposits and other	425	476
Facilities available for sale (note 11)	2,935	—

Total	$3,360	$1,539

      The note receivable bears interest at the prime rate and will be received in quarterly installments of $0.3 million, ending in June 2003.

      At December 31, 2002, the Company had two facilities that were classified as available for sale. One is a 75,000 square foot facility in Kanata, Ontario and the other is a 17,000 square foot facility in Nepean, Ontario. Both of these facilities became available for sale in 2002, as a result of restructuring actions that occurred (Note 11). These buildings are recorded at their estimated fair market value (approximately $2.2 million for the Kanata property and $0.7 million for Nepean).

      Intangible assets consist of the following:

	December 31, 2002		December 31, 2001

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Patents and acquired technology	$28,660	$(15,850)	$27,174	$(10,809)
Assembled workforce	—	—	2,814	(786)
Trademarks and trade names	1,024	(367)	936	(262)

Total cost	29,684	$(16,217)	30,924	$(11,857)

Accumulated amortization	(16,217)		(11,857)

Net intangible assets	$13,467		$19,067

      Amortization of intangible asset expense subsequent to December 31, 2002 is:

2003	$5,135
2004	1,970
2005	1,137
2006	1,137
2007	1,137
Thereafter	2,951

Total amortization expense	$13,467

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Accrued Expenses

	2002	2001

Accrued warranty	$3,383	$4,027
Deferred revenue	3,404	2,148
Accrued restructuring (note 11)	8,790	8,827
Other	5,268	10,094

Total	$20,845	$25,096

     Accrued Warranty

	Year Ended
	December 31,

	2002	2001

Balance at the beginning of the period	$4,027	$7,107
Charged to costs and expenses	5,624	9,551
Use of provision	(6,358)	(12,507)
Foreign currency exchange rate changes	90	(124)

Balance at the end of the period	$3,383	$4,027

4.     Bank Indebtedness

      At December 31, 2002, the Company had lines of credit denominated in US and Canadian dollars with Fleet National Bank (“Fleet”), Bank One and Canadian Imperial Bank of Commerce (“CIBC”) and letters of credit (“LC”) with National Westminster Bank (“NatWest”), for a total amount of available credit of $12.1 million versus $32.4 million at December 31, 2001. The Company’s agreement with Fleet provides for an $8.0 million line of credit and its agreement with CIBC provides for a $4.0 million line of credit. The previous $13.0 million line of credit with CIBC expired on June 28, 2002, and the new CIBC credit facility eliminated the Company’s requirement to meet certain financial covenants which were required under the previous credit facility. NatWest provides a $0.1 million bank guarantee for LC used for VAT purposes in the United Kingdom. Marketable securities totaling $14.5 million have been pledged as collateral for the Fleet and CIBC credit facilities under security agreements. The line of credit with Fleet expires on June 28, 2003. In addition to the customary representations, warranties and reporting covenants, the borrowings under the Fleet credit facility require the Company to maintain a quarterly minimum tangible net worth of $200.0 million. The line of credit with CIBC was reviewed by the Company and a decision to cancel the line of credit was conveyed to CIBC prior to December 31, 2002. By giving CIBC appropriate advance notice, the Company initiated its right to cancel the line of credit at any time at no cost, excluding breakage fees relating to the used and outstanding amounts under fixed loan instruments, which we do not expect to be material. The line of credit with CIBC should be eliminated by the end of the first quarter in 2003. The Company also cancelled its credit facility with Bank One on December 20, 2002 without paying any breakage fees. North American inventories and receivables were pledged as collateral for the Bank One credit facility. Bank One continues to work on the release of all liens and obligations associated with the facility.

      At December 31, 2002, the Company has approximately $12.1 million denominated in Canadian dollars and US dollars that are available for general purposes, under the credit facilities discussed above. Of the available $12.1 million, $7.7 million was in use at December 31, 2002, consisting of $3.8 million committed at Fleet Bank for use in foreign exchange transactions, $2.9 million in Rugby, U.K. under the CIBC credit facilities and approximately $0.8 million of bank guarantees and outstanding letters of credit under the CIBC

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit facility and $0.1 million with NatWest. Though the Fleet Bank amount of $3.8 million is committed for support of foreign currency hedging contracts and not available, it is not considered used for the purpose of calculating interest payments. At December 31, 2002, the aggregate unused portion of credit available under the credit facilities amounts to $4.4 million. The CIBC credit facility is currently a demand facility with interest based on the prime rate. The Fleet line of credit is due on demand and bears interest based on either prime or LIBOR depending on the borrowing notification period. This resulted in an effective average rate of 1.79% for fiscal 2002.

      The Company had a line of credit at December 31, 2001 of approximately $32.4 million that was denominated in Canadian dollars, US dollars, British Sterling and Japanese Yen. The line of credit available for general purposes was $32.4 million. As at December 31, 2001, there was an outstanding balance of approximately $6.2 million under the line of credit and outstanding letters of credit and other discretionary lines of $4.9 million. The line of credit was due on demand and bore interest based on prime, which resulted in an effective average rate of 1.68% for fiscal 2001. Borrowings were limited to the sum of eligible accounts receivable under 90 days and North American inventories. Accounts receivable and inventories were pledged as collateral for the bank indebtedness under general security agreements. As of December 31, 2001, the Company was in breach of one of the financial covenants, the interest coverage ratio, for which no borrowings were made under the facility. The bank issued a waiver of this non-compliance, which would have allowed the Company to draw on the line of credit if needed.

5.     Long-term Debt

      There was no long-term debt at December 31, 2002. In 2001, long-term debt includes a note payable with a face value of $3.0 million (2000 — $7.0 million), non-interest bearing, to the former shareholders of General Optics. The note payable was discounted at an imputed interest rate of 6.23% and was settled on September 21, 2002.

      Total cash interest paid on all long-term debt during the year ended December 31, 2002 was $0.3 million (2001 — $0.5 million; 2000 — $1.2 million).

6.     Deferred Compensation

      Certain officers and employees have deferred payment of a portion of their compensation until termination of employment or later. Interest on the outstanding balance is credited quarterly at the prime rate, which averaged 4.7% during the year ended December 31, 2002 (2001 — 6.9%). The portion of deferred compensation estimated to be due within one year is included in accrued compensation and benefits.

7.     Stockholders’ Equity

Capital stock

      The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During 2001, the Company reduced its common shares outstanding for 2,309 shares that were not claimed since the merger.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive loss

      The following table provides the details of accumulated other comprehensive loss at December 31;

	2002	2001

Unrealized gain on investments (net of tax of $0)	$312	$—
Unrealized gain (loss) on cash flow hedging (net of tax of $0 for 2002 and $567 for 2001)	(521)	793
Accumulated foreign currency translations	(7,470)	(11,013)
Additional minimum pension liability (net of tax of $0)	(3,875)	—

Total	$(11,554)	$(10,220)

Net income (loss) per common share

      Basic income (loss) per common share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. For diluted income per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method. As a result of the net losses for the years ended December 31, 2002 and 2001, the effect of converting options and warrants was antidilutive.

      Common and common equivalent share disclosures are:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Weighted average common shares outstanding	40,663	40,351	38,187
Dilutive potential common shares	—	—	1,813

Diluted common shares	40,663	40,351	40,000

Options and warrants excluded from diluted income per common share as their effect would be antidilutive	3,676	3,633	252

Shareholder rights plan

      On April 12, 1999, the Board of Directors adopted a Shareholders Rights Plan (the “Plan”). Under this Plan one Right has been issued in respect of each common share outstanding as of that date and one Right has been and will be issued in respect of each common share issued thereafter. Under the Plan, each Right, when exercisable, entitles the holder to purchase from the Company one common share at the exercise price of Cdn$200, subject to adjustment and certain anti-dilution provisions (the “Exercise Price”). At the annual meeting of the shareholders held on May 9, 2002, the shareholders adopted a resolution to approve the continued existence of the Plan.

      The Rights are not exercisable and cannot be transferred separately from the common shares until the “Separation Time”, which is defined as the eighth business day (subject to extension by the Board) after the earlier of (a) the “Stock Acquisition Date” which is generally the first date of public announcement that a person or group of affiliated or associated persons (excluding certain persons and groups) has acquired beneficial ownership of 20% or more of the outstanding common shares, or (b) the date of commencement of, or first public announcement of the intent of any person or group of affiliated or associated persons to commence, a Take-over Bid. At such time as any person or group of affiliated or associated persons becomes an “Acquiring Person” (a “Flip-In Event”), each Right shall constitute the right to purchase from the Company that number of common shares having an aggregate Market Price on the date of the Flip-In Event

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal to twice the Exercise Price, for the Exercise Price (such Right being subject to anti-dilution adjustments).

      So long as the Rights are not transferable separately from the common shares, the Company will issue one Right with each new common share issued. The Rights could have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors.

Stock options

      In conjunction with the merger with General Scanning, Inc., the Company adopted outstanding options held by employees under nonqualified and incentive stock options plans of General Scanning and issued 2,051,903 stock options of the Company in exchange. At December 31, 2002, options to purchase 630,677 shares of common stock remained outstanding under the assumed General Scanning, Inc. stock option plans. In addition, the Company adopted outstanding warrants for the purchase of common stock issued to non-employee members of the General Scanning, Inc. Board of Directors. The warrants are subject to vesting as determined by a committee of the Board of Directors at the date of grant and expire ten years from the date of grant. During the year ended December 31, 2002, none were granted, cancelled or exercised. At December 31, 2002, 51,186 warrants, of which all are exercisable, remain outstanding at prices ranging from $9.65 to $15.41 per share. The warrants are included in the stock option activity table in this note.

      Lumonics Inc. had three (3) stock option plans in existence for key employees and for directors prior to the merger with General Scanning, Inc., known as the May 1994 Executive Management Plan (“May 1994 Plan”), the September 1994 Key Employee and Director Plan (“September 1994 Plan”) and the 1995 Stock Option Plan (“1995 Option Plan”). Outstanding options under these three plans vest over periods of one to four years beginning on the date of grant. The options expire over a period of two to ten years beginning at the date of grant. With respect to the May 1994 Plan, a total of 700,000 options were authorized for issuance under the plan and at December 31, 2000, there were no options outstanding under the plan. With respect to the September 1994 Plan, a total of 1,094,000 options were authorized for issuance under the plan and at December 31, 2000, there were no options outstanding under the plan. All outstanding options under the May 1994 Plan and the September 1994 Plan expired on September 14, 2001. No additional options will be granted under the May 1994 Plan or the September 1994 Plan. With respect to the 1995 Option Plan, a total of 4,906,000 options have been authorized for issuance under the plan.

      The 1995 Option Plan referenced above, which was established in September 1995 by Lumonics Inc. for the benefit of employees (including contract employees), consultants, and directors of the Company, remained in place following the merger with General Scanning, Inc. in 1999 and as of the date of this Form 10-K, is the only Company stock option plan under which new options may be granted. Subject to the requirements of the 1995 Option Plan, the Compensation Committee or in lieu thereof, the Board of Directors, has the authority to select those directors, consultants, and employees to whom options will be granted, date of the grant, the number of options to be granted and other terms and conditions of the Options. The exercise price of options granted under the 1995 Option Plan must be equal to the closing price of the Company’s common shares on The Toronto Stock Exchange, or in lieu thereof, The NASDAQ Stock Market®, on the day immediately preceding the date of grant. The exercise period of each option is determined by the Compensation Committee but may not exceed 10 years from the date of grant. The 1995 Option Plan initially authorized the issuance of a maximum of 406,000 options to purchase common shares. This authorization was increased to: 1,906,000 on May 6, 1997, 2,906,000 on May 11, 1999, and 4,906,000 on May 8, 2000; with all such increases being approved by the shareholders. Currently, a maximum of 4,906,000 options to purchase common shares are permitted to be issued under the 1995 Option Plan. The Compensation Committee has the power to amend, modify, or terminate the 1995 Option Plan provided that optionee’s rights are not materially adversely affected and subject to any approvals required under the applicable

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regulatory requirements. At December 31, 2002, 424,801 (2001 — 626,113) options were available for grant under the 1995 Option Plan.

      In July 1999, the Company offered employee option holders an exchange of one option for each two options outstanding with exercise prices over US$9.00 or Cdn$13.32. Under this exchange 243,597 options with exercise price of US$4.63 or Cdn$6.95 per share, the then-current market price of the stock, were granted with a new vesting schedule, and 487,194 options were cancelled. The Company is accounting for the replacement options as variable from July 1, 2000, in accordance with Financial Accounting Standard Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25, until the options are exercised, forfeited or expire unexercised. Because the market price of the Company’s stock has decreased since July 1, 2000, there was no material impact on its financial position and results of operations.

      During 2001, the Company accelerated vesting of certain options and recorded compensation expense of $0.2 million (2000 — $0.6 million) in results of operations.

      Stock option activity for the years ended December 31, 2002, 2001 and 2000 is presented below.

		Weighted
	Options	Avg. Exercise
	(thousands)	Price

Outstanding at December 31, 1999	3,978	$6.71
Granted	1,037	18.99
Exercised	(1,564)	5.54
Forfeited	(366)	8.30

Outstanding at December 31, 2000	3,085	11.20
Granted	1,835	9.37
Exercised	(344)	4.38
Forfeited	(943)	12.61

Outstanding at December 31, 2001	3,633	10.45
Granted	736	8.58
Exercised	(133)	4.78
Forfeited	(560)	11.81

Outstanding at December 31, 2002	3,676	$10.11

Exercisable at December 31, 2002	1,686	$10.22

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes outstanding and exercisable options outstanding on December 31, 2002:

	Options Outstanding			Exercisable Options

	Number	Weighted	Weighted	Number of	Weighted
	of	Average	Average	Options	Average
Range of	Options	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	(000’s)	Life	Price	(000’s)	Price

$ 1.75 to $ 4.63	667	3.5 years	$4.41	571	$4.41
$ 4.68 to $ 8.27	222	4.3 years	$7.31	95	$6.39
$ 8.35 to $ 8.90	505	5.1 years	$8.41	16	$8.81
$ 8.93 to $ 8.93	886	4.3 years	$8.93	223	$8.93
$ 8.98 to $14.66	799	4.9 years	$11.65	446	$13.05
$14.85 to $20.31	597	3.9 years	$18.65	335	$18.37

	3,676			1,686

      Options outstanding include 221,771 options denominated in Canadian dollars with a weighted average exercise price of $16.09 Canadian.

Employee Stock Purchase Plan

      At the Annual General Meeting of Stockholders on May 8, 2001, the Stockholders approved the adoption of the Employee Stock Purchase Plan (the “Purchase Plan”). A total of 300,000 common shares have been reserved for issuance under the Purchase Plan. The Company will make open market purchases and/or issue treasury common shares to satisfy employee subscriptions under the Purchase Plan. Under the terms of the Purchase Plan, employees can choose to have up to 7% of their base earnings withheld to purchase the Company’s common stock. The Purchase Plan provides for consecutive offering periods during which payroll deductions may be accumulated for the purchase of common shares. The initial offering period commenced on July 1, 2001 and ended on December 31, 2001. Thereafter, each offering period will continue for a period of six months following commencement, as determined by the Compensation Committee. The purchase price per share at which shares will be sold in an offering period under the Purchase Plan is the lower of 85% of the Fair Market Value of a common share at the beginning of the offering period or 85% of the Fair Market Value of a common share at the end of the offering period. Fair Market Value, as defined by the Purchase Plan, is the weighted average sale price of the shares for the five (5) day period preceding the grant date and the exercise date. During the two offerings in the period ended December 31, 2002, 95,269 shares were issued under the Purchase Plan at an average cost of $5.89 per share (2001 — 51,529 with average cost of $6.48).

Pro forma stock based compensation

      Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts below.

	2002	2001	2000

Net income (loss):
As reported	$(27,724)	$(14,698)	$45,377
Pro forma	$(31,336)	$(17,832)	$42,520
Basic net income (loss) per share:
As reported	$(0.68)	$(0.36)	$1.19
Pro forma	$(0.77)	$(0.44)	$1.11

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001	2000

Diluted income (loss) per share:
As reported	$(0.68)	$(0.36)	$1.13
Pro forma	$(0.77)	$(0.44)	$1.07

      The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Risk-free interest rate	3.1%	4.1%	5.1%
Expected dividend yield	—	—	—
Expected lives upon vesting	1.0 years	1.0 years	1.0 years
Expected volatility	67%	70%	100%
Weighted average fair value per share	$5.27	$4.82	$12.48

      The fair value of the employees’ purchase rights under the employee stock purchase plan was estimated using the Black-Scholes option-model with the following assumptions: dividend yield of nil (2001 — nil); an expected life of 6 months (2001 — 6 months); expected volatility of 67% (2001 — 70%); and risk-free interest rate of 1.75% (2001 — 3.45%). The weighted-average fair value of those purchase rights granted in 2002 was $3.71 (2001 — $2.98).

8.	Employee Benefit Plans

Defined Benefit Pension Plan

      The Company’s subsidiary in the United Kingdom maintains a pension plan, known as the GSI Lumonics Ltd. United Kingdom Pension Scheme Retirement Savings Plan. The plan has two components: the Final Salary Plan, which is a defined benefit plan, and the Retirement Savings Plan, which is a defined contribution plan. Effective April 1997, membership to the Final Salary Plan was closed. Benefits under this plan are based on the employees’ years of service and compensation. GSI Lumonics’ funding policy is to fund pensions and other benefits based on widely used actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. The assets of this plan consist primarily of equity and fixed income securities of U.K. and foreign issuers.

      In December 2002, the Company notified plan participants that it no longer wants to sponsor the final salary plan. Consultations are underway and the final outcome of these matters has not yet been determined.

      Pension and other benefit costs reflected in the consolidated statements of operations are based on the projected benefit method of valuation. Within the consolidated balance sheet, pension plan benefit liabilities are included in accrued compensation and benefits.

      The net periodic pension cost for the defined benefit pension plan was determined as follows:

	2002	2001	2000

Service cost — benefits earned	$216	$393	$442
Interest cost on projected plan benefits	837	827	847
Premiums and expenses	135	151	149
Expected return on plan assets	(814)	(873)	(945)

Net Periodic Pension Cost	$374	$498	$493

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The assumptions used to develop the actuarial present value of the accrued pension benefits (obligations) were as follows:

	2002	2001

Discount Rate	6.0%	7.0%
Rate of Compensation Increase	3.0%	4.0%
Long-Term Rate of Return on Plan Assets	7.0%	7.0%

      The estimates are based on actuarially computed best estimates of pension asset long-term rates of return and long-term rate of obligation escalation. Variances between these estimates and actual experience are amortized over the employees’ average remaining service life.

      The most recent actuarial valuation of the plan was performed as at November 30, 2000. The extrapolation as at December 31 indicates the actuarial present value of the pension benefit obligation; the net assets available to provide for these benefits, at market value; and the funded status of the plan were as follows:

	2002	2001

Change in benefit obligation:
Projected benefit obligation at beginning of year	$11,633	$12,917
Service cost	216	393
Interest cost	837	827
Plan participants’ contributions	158	118
Actuarial changes in assumptions and experience	2,205	(1,345)
Benefits paid	(278)	(922)
Foreign currency exchange rate changes	1,345	(355)

Projected benefit obligation at end of year	$16,116	$11,633

Change in plan assets:
Market value of plan assets at beginning of year	$11,270	$12,917
Actual return on plan assets	(1,642)	(569)
Employer contributions	625	180
Plan participants’ contributions	158	118
Benefits paid	(278)	(922)
Foreign currency exchange rate changes	1,029	(358)
Other	(82)	(96)

Market value of plan assets at end of year	$11,080	$11,270

Funded Status and Net Amounts Recognized:
Excess of projected benefit obligation over plan assets	$5,036	$363
Unrecognized actuarial gain (loss)	(4,823)	126

Net amount recognized	$213	$489

Amount recognized in the balance sheet consists of:
Accrued compensation and benefits	$213	$—
Accrued minimum pension liability	3,875	—
Accumulated other comprehensive loss	(3,875)	—

Net amount recognized	$213	$489

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plans

      The Company has defined contribution employee savings plans in Canada, the United Kingdom, and the United States. In the United States, the provisions of Section 401(k) of the Internal Revenue Code under which its United States employees may make contributions govern the plan. The Company matches the contributions of participating employees on the basis of percentages specified in each plan. Company matching contributions to the plans were $1.9 million in 2002 (2001 — $2.4 million; 2000 — $2.7 million).

9.     Income Taxes

      Details of the income tax provision (benefit) are as follows:

	2002	2001	2000

Current
Canadian	$(2,676)	$(1,575)	$2,197
International	(10,572)	(12,887)	31,082

	(13,248)	(14,462)	33,279
Deferred
Canadian	1,942	(1,123)	4,089
International	2,325	7,811	(7,702)

	4,267	6,688	(3,613)

Income tax provision (benefit)	$(8,981)	$(7,774)	$29,666

      The income tax provision (benefit) reported differs from the amounts computed by applying the Canadian rate to income (loss) before income taxes. The reasons for this difference and the related tax effects are as follows:

	2002	2001	2000

Expected Canadian tax rate	38.6%	41.7%	44.0%
Expected income tax provision (benefit)	$(14,168)	$(9,370)	$33,019
Non-deductible expenses	195	2,782	2,885
International tax rate differences	(141)	(788)	(3,632)
Losses and temporary differences the benefit of which has not been recognized	6,176	1,222	3,554
Previously unrecognized losses and temporary differences	(873)	(2,162)	(6,549)
Other items	(170)	542	389

Reported income tax provision (benefit)	$(8,981)	$(7,774)	$29,666

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities as at December 31 are as follows:

	2002	2001

Deferred tax assets
Operating tax loss carryforwards	$18,943	$11,556
Compensation related deductions	1,769	1,690
Tax credits	4,990	4,525
Restructuring and other accrued liabilities	5,092	5,916
Deferred revenue	543	690
Inventory	4,397	8,918
Tax effect of UK pension liability	1,162	—
Book and tax differences on fixed assets	488	1,103
Intangibles	1,811	286
Share issue costs	575	962

Total deferred tax assets	39,770	35,646
Valuation allowance for deferred tax assets	(22,564)	(13,445)

Net deferred tax assets	17,206	22,201

Deferred tax liabilities
Unrealized gain on hedging activities	—	567
Intangibles	—	—

Net deferred income tax asset	$17,206	$21,634

Allocated as follows:
Net deferred income tax asset — short-term	9,763	15,097
Net deferred income tax asset — long-term	7,443	6,537

Net deferred income tax asset	$17,206	$21,634

      The Company has provided a valuation allowance of $22.6 million against losses in the parent company and subsidiaries with an inconsistent history of taxable income and loss due to the uncertainty of their realization. In addition, the Company has provided a valuation allowance on foreign tax credits, due to the uncertainty of generating foreign earned income to claim the tax credits. The Company believes it is more likely than not that the remaining deferred tax assets will be realized principally through future taxable income and carry backs to taxable income in prior years.

      As at December 31, 2002, the Company had loss carry forwards of approximately $57.6 million available to reduce future years’ income for tax purposes. Of this amount, approximately $1.7 million expires between 2003 and 2006, $13.6 million expires in 2007, $9.4 million expires between 2020 and 2022 and $32.9 million can be carried forward indefinitely.

      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $53.6 million at December 31, 2002. The Company has not recorded a provision for withholding tax on undistributed earnings of foreign subsidiaries, as the Company currently has no plans to repatriate those earnings. Determination of the amount of unrecognized deferred tax liabilities is not practicable because of the complexities associated with its hypothetical calculation.

      Income taxes paid during 2002 were $1.7 million (2001 — $33.3 million; 2000 — $4.3 million).

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Related Party Transactions

      The Company had the following transactions with related parties. The Company recorded $2.3 million as sales revenue from Sumitomo Heavy Industries, Ltd., a significant shareholder in the year ended December 31, 2002 (2001 — $4.2 million; 2000 $10.2 million) at amounts and terms approximately equivalent to third party transactions. Transactions with Sumitomo are at normal trade terms. Receivables from Sumitomo of $0.5 million and $0.6 million as at December 31, 2002 and 2001, respectively, are included in accounts receivable on the balance sheet.

      On February 23, 2000, the Company entered into an Agreement with V2Air LLC relating to the use of the LLC aircraft for Company purposes. The V2Air LLC is owned by the Company’s President and Chief Executive Officer, Charles D. Winston. Pursuant to the terms of the Agreement, the Company is required to reimburse the V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the most recently completed fiscal year, the Company reimbursed V2Air LLC approximately $145 thousand (2001 — $150 thousand) under the terms of such Agreement.

      In January of 2001, the Company made an investment of $2.0 million in a technology fund, managed by OpNet Partners, L.P. During 2002, the Company received approximately $1.4 million of the investment. In the second quarter of 2002, the Company wrote-down the investment by $0.2 million to its estimated fair market value and wrote-off the remainder of the investment of $0.4 million in the fourth quarter of 2002. Richard B. Black, a member of the Company’s Board of Directors, is a General Partner for OpNet Partners, L.P.

      On April 26, 2002, the Company entered into an agreement with Photoniko, Inc, a private photonics company in which one of the Company’s directors, Richard B. Black, was a director and stock option holder. As of August 16, 2002, Mr. Black was no longer a director or stock option holder of Photoniko, Inc. Under the agreement, the Company provided a non-interest bearing unsecured loan of $75 thousand to Photoniko, Inc. to fund designated business activities at Photoniko, Inc. in exchange for an exclusive 90 day period to evaluate potential strategic alliances. In accordance with the terms of the agreement and the promissory note which was signed by Photoniko, Inc. on April 26, 2002, the loan was to be repaid in full to the Company no later than August 28, 2002, but still remains outstanding. The Company has provided a full reserve for this receivable.

11.     Restructuring and other

	Year Ended December 31,

	2002	2001	2000

Restructuring charges	$6,448	$3,380	$15,147
Reversal of restructuring charges	—	(450)	(5,006)
Other — reduction of purchased intangibles	—	1,759	—
Other — royalties	(276)	(348)	(275)
Other — legal settlements	(745)	(1,559)	(2,670)

Total restructuring and other	$5,427	$2,782	$7,196

Restructuring charges

2002

      In connection with a restructuring plan to align the Company’s manufacturing costs and operating expenses with the prevailing economic environment, the Company recorded a pre-tax restructuring charge of $2.3 million in the fourth quarter of 2002. The Company downsized manufacturing operations in its Nepean, Ontario facility to focus on its core optics business. As a result, we incurred $0.6 million of expense for

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

severance and benefits for the termination of approximately 41 employees. The Company also wrote-off approximately $0.2 million of excess fixed assets and wrote-down one of the Nepean buildings by $0.2 million to its estimated fair market value. Additionally, we recorded charges of approximately $0.8 million for an adjustment to earlier provisions for the leased facilities in Munich, Maple Grove, Minnesota and Farmington Hills, Michigan. The Company took a further write-down of $0.3 million on the buildings in Kanata, Ontario and Rugby, United Kingdom. Also, a $0.1 million write-off for fixed assets in Kanata was recorded. The Company also reviewed the provision that it had recorded in 2000 related to residual value guarantees on the Maple Grove and Farmington Hills facilities and increased it by $0.1 million.

      The above charges were in addition to the restructuring charges recorded in the first half of 2002. The Company consolidated its Electronics systems business from its facility in Kanata, Ontario into the Company’s existing systems manufacturing facility in Wilmington, Massachusetts and transferred its laser business from the Company’s Kanata, Ontario facility to its existing facility in Rugby, United Kingdom. In addition, the Company closed its Kanata, Ontario facility. Restructuring provisions, totaling $2.7 million in the first quarter of 2002, relate to severance and benefits of $2.2 million for the termination of approximately 90 employees, $0.3 million for the write-off of furniture, equipment and system software, and $0.2 million for plant closure and other related costs. During the second quarter of fiscal 2002, the Company recorded additional restructuring charges of $1.4 million related to cancellation fees on contractual obligations of $0.3 million and a write-down of land and building in Kanata, Ontario and Rugby, United Kingdom of $0.8 million, and also leased facility costs of $0.3 million at the Farmington Hills and Oxnard locations.

      At December 31, 2002, the net book value of two facilities, one in Kanata, Ontario and the other in Nepean, Ontario, were reclassified as held for sale and included in other assets (note 3).

      Cumulative cash draw-downs of approximately $2.1 million and non-cash draw-downs of $1.8 million have been applied against the provisions taken in 2002, resulting in a remaining provision balance of $2.5 million at December 31, 2002.

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

      Cumulative cash draw-downs of approximately $2.4 million and non-cash draw-downs of $0.7 million have been applied against the provision, resulting in a remaining provision balance of $0.3 million as at December 31, 2002.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cumulative cash draw-downs of $6.0 million, reversal of $0.5 million for restructuring costs that will not be incurred and a non-cash draw-down of $2.6 million have been applied against the provision, resulting in a remaining balance of $6.0 million as at December 31, 2002.

      The following table summarizes changes in the restructuring provision.

	Severance	Facilities	Other	Total

	(In millions)
Provision at December 31, 1999	$2.8	$3.9	$3.4	$10.1
Charges during 2000.	1.6	9.7	3.8	15.1
Cash draw-downs 2000.	(1.8)	(1.0)	(1.5)	(4.3)
Reversals during 2000.	(0.8)	(2.3)	(1.9)	(5.0)
Non-cash draw-down 2000.	(0.6)	(2.0)	—	(2.6)

Provision at December 31, 2000	1.2	8.3	3.8	13.3
Charges during 2001.	0.9	2.5	—	3.4
Cash draw-downs 2001.	(1.2)	(1.6)	(3.8)	(6.6)
Reversals during 2001.	—	(0.5)	—	(0.5)
Non-cash draw-down 2001.	—	(0.7)	—	(0.7)

Provision at December 31, 2001	0.9	8.0	—	8.9
Charges during 2002.	2.8	3.1	0.5	6.4
Cash draw-downs 2002.	(2.5)	(1.6)	(0.5)	(4.6)
Non-cash draw-down 2002.	—	(1.9)	—	(1.9)

Provision at December 31, 2002	$1.2	$7.6	$—	$8.8

Other

      During 2002, the Company recorded a net benefit of $0.7 million related to two litigation settlements. During 2002, the Company earned $0.3 million in royalties related to OLT precision alignment product line that was divested.

      During the fourth quarter of 2001, the Company recorded a reduction of purchased intangibles related to technologies no longer a part of the business in the amount of $1.8 million in accordance with the policy described in note 1. The Company performed an assessment of the carrying values of intangible assets, including trademark and trade names, assembled workforce and developed technology, recorded in connection with its merger of equals with General Scanning, Inc. in 1999. The assessment was performed in light of the abandonment of certain technologies in 2001 that had been in development or production since the date of the merger and also the significant economic downturn. As a result of the assessment, it was determined that a portion of the intangible assets no longer had value and should be written-down to reflect the lower carrying value. The Company has determined that the remaining intangible asset balances at that time would continue to be amortized on a straight-line basis over the remaining useful lives established at the time of the related acquisition, as the remaining useful lives of these intangible assets has not changed.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2000, the Company recorded a benefit of $0.2 million related to royalties earned on the sale of the OLT precision alignment system product line and $2.7 million received for licensing some of the Company’s technology.

12.	Commitments and Contingencies

Operating leases

      The Company leases certain equipment and facilities under operating lease agreements that expire through 2013. The facility leases require the Company to pay real estate taxes and other operating costs. For the year ended December 31, 2002, lease expense was approximately $3.5 million (2001 — $5.6 million, 2000 — $4.7 million).

      The Company leases two facilities under operating lease agreements that expire in 2003. At the end of the initial lease term, these leases require the Company to renew the lease for a defined number of years at the fair market rental rate or purchase the property at the fair market value. The lessor may sell the facilities to a third party but the leases provide for a residual value guarantee of the first 85% of any loss the lessor may incur on its $19.1 million investment in the buildings, which may become payable by the Company upon the termination of the transaction, or the Company may exercise its option to purchase the facilities for approximately $19.0 million. As of December 31, 2002, residual value guarantees in connection with these leases totaled approximately $16.0 million. Upon termination of the leases, the Company expects the fair market value of the leased properties to reduce substantially the payment under the residual value guarantees. During the fourth quarter of fiscal 2000, the Company took a charge of $6.0 million associated with restructuring for excess capacity at the two leased facility locations, including the estimated residual value guarantees. In the fourth quarter of 2002, the Company took an additional restructuring charge of $0.1 million to increase the reserve for the decline in the estimated market values of the underlying buildings. The total expected value of the buildings at the end of the leases may vary, depending on whether or not the buildings are leased at time of sale and whether the buildings are sold to a buyer/owner or to an investor. The Company will incur other costs such as lease and sales commissions. The lease agreement requires, among other things, the Company to maintain specified quarterly financial ratios and conditions. As of March 29, 2002, the Company was in breach of the fixed charge coverage ratio, but on April 30, 2002, the Company entered into a Security Agreement with the Bank of Montreal (“BMO”) pursuant to which the Company deposited with BMO and pledged approximately $18.9 million as security in connection with the operating leases discussed above in exchange for a written waiver from BMO and BMO Global Capital Solutions for any Company defaults of or obligations to satisfy the specified financial covenants relating to the operating lease agreements until June 30, 2003. This item is included on the balance sheet in long-term investments. The table of future minimum operating lease payments below excludes any payments relating to these guarantees.

      Minimum lease payments under operating leases expiring subsequent to December 31, 2002 are:

2003	$3,549
2004	2,474
2005	2,151
2006	1,608
2007	1,538
Thereafter	2,494

Total minimum lease payments	$13,814

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has sublease agreements on certain leased facilities and will receive $1.4 million from 2003 to 2012.

Recourse receivables

      In Japan, where it is customary to do so, the Company discounts certain customer notes receivable at a bank with recourse. The Company’s maximum exposure was $1.4 million at December 31, 2002 (2001 — $0.6 million). The book value of the recourse receivables approximates fair value. During 2002, the Company received cash proceeds relating to the discounted receivables of $5.7 million (2001 — $9.8 million). Recourse receivables are included in accounts receivable on the balance sheet.

Legal proceedings and disputes

      Electro Scientific Industries, Inc. v. GSI Lumonics, Inc. et al. On March 16, 2000, Electro Scientific Industries, Inc. filed an action for patent infringement in the United States District Court for the Central District of California against the Company and Dynamic Details Inc., an unrelated party that is one of the Company’s customers. Electro Scientific alleged that the Company offered to sell and import into the United States the GS-600 high speed laser drilling system and that Dynamic Details possessed and used a GS-600 System. It further alleged that Dynamic Details’ use of the GS-600 laser system infringed Electro Scientific’s U.S. patent 5,847,960 and that the Company had actively induced the infringement of, and contributorily infringed, the patent. Electro Scientific sought an injunction, unspecified damages, trebling of those damages, and attorney fees. GSI Lumonics indemnified Dynamic Details with respect to these allegations. On August 14, 2001, the United States District Court for the Central District of California granted the Company’s motion for summary judgment of non-infringement and denied Electro Scientific’s motion for summary judgment of infringement. In the ruling, the Court concluded that the GS-600 system did not literally infringe the asserted claims of the alleged Electro Scientific patent, nor did it infringe under the doctrine of equivalents. On September 7, 2001, Electro Scientific appealed the District Court’s decision on the summary judgment motions and oral arguments were heard on May 7, 2002. On October 7, 2002, the Court of Appeals vacated the summary judgment ruling of non-infringement of the District Court and remanded the matter back to the District Court for additional claim construction. In November 2002, the Company reached an agreement with Electro Scientific Industries Inc. and Dynamic Details pursuant to which the case was dismissed without prejudice. In connection with the agreement, the Company paid Electro Scientific Industries an amount that was not material to the Company’s results of operations or financial position.

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

      The Company is also subject to various legal proceedings and claims, which arise in the ordinary course of business. The Company does not believe that the outcome of these claims will have a material adverse effect upon the Company’s financial conditions or result of operations but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect upon the Company’s financial condition or results of operations.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Risks and uncertainties

      The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents, securities available-for-sale, trade receivables and financial instruments used in hedging activities. The Company does not believe it is exposed to any significant credit risk on these instruments.

      Certain of the components and materials included in the Company’s laser systems and optical products are currently obtained from single source suppliers. There can be no assurance that a disruption of this outside supply would not create substantial manufacturing delays and additional cost to the Company.

      There is no concentration of credit risk related to the Company’s position in trade accounts receivable. Credit risk, with respect to trade receivables, is minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion.

      The Company’s operations involve a number of other risks and uncertainties including, but not limited to, the cyclicality of the semiconductor and electronics markets, rapidly changing technology, and international operations.

13.	Financial instruments

Cash equivalents, short-term and long-term investments

      At December 31, 2002, the Company had $53.3 million invested in cash equivalents denominated in U.S. dollars with average maturity dates between January 2, 2003 and March 24, 2003. At December 31, 2001, the Company had $79.8 million cash equivalents denominated in U.S. dollars with average maturities between January 7, 2002 and March 01, 2002.

      At December 31, 2002 the Company had $29.0 million in short-term investments and $37.4 million in long-term investments invested in U.S. dollars with maturity dates between January 6, 2003 and November 23, 2004. As discussed in Note 4 to the financial statements, $14.5 million of short-term investments are pledged as collateral for the Fleet and CIBC credit facilities at December 31, 2002 and $18.9 million of the long-term investments is pledged as security for the lease agreements with BMO as described in Note 12 above. At December 31, 2001 the Company had $43.5 million invested in short-term investments denominated in U.S. dollars with maturity dates between January 24, 2002 and May 6, 2002.

Derivative financial instruments

      The Company only uses derivatives for hedging purposes. The following is a summary of the Company’s risk management strategies and the effect of these strategies on the Company’s consolidated financial statements.

      The Company has instituted a foreign currency cash flow hedging program to manage exposures to changes in foreign currency exchange rates associated with forecasted sales transactions. Currency forwards and swaps are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended or expected to occur, and any previously unrealized hedging gains or losses recorded in other comprehensive income are recorded to earnings immediately. Earnings impacts for all designated hedges are recorded in the consolidated statement of operations generally on the same line item as the gain or loss on the item being hedged. The Company records all derivatives at fair value as assets or liabilities in the consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002, the Company had eleven foreign exchange forward contracts to purchase $16.9 million U.S. dollars and one currency swap contract fair valued at $8.7 million U.S. dollars with an aggregate fair value loss of $0.5 million after-tax recorded in accumulated other comprehensive income and maturing at varying dates in 2003. At December 31, 2001, the Company had eight foreign exchange forward contracts to purchase $17.8 million U.S. dollars and one foreign exchange option contract to purchase $6.5 million U.S. dollars and an aggregate fair value gain of $0.8 million and maturing at various dates in 2002. At December 31, 2000, the Company had four foreign exchange contracts to purchase $6.5 million with a fair value loss of $164 thousand that matured and was recognized in earnings during the first quarter of 2001.

14.	Segment Information

General description

      During 2002, the Company changed the way it manages its business to reflect a growing focus on its three core businesses: components, lasers and laser systems. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution. Segment information for the 2001 year has been restated to conform to the current year’s presentation. Segment information for the 2000 year has not been restated because it is impracticable to do so. In 2000, there were other businesses and product lines that have been subsequently divested or discontinued that do not conform to the new segments, as such the information would not be comparable.

      The Executive Committee (“EC”) has been identified as the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. The EC evaluates financial performance based on measures of profit or loss from operations before income taxes excluding the impact of amortization of purchased intangibles, acquired in-process research and development, restructuring and other, gain (loss) on sale of assets and investments, interest income, interest expense, and foreign exchange transaction losses. Certain corporate-level operating expenses, including corporate marketing, finance, and administrative expenses, are not allocated to operating segments. Intersegment sales are based on fair market values. All intersegment profit, including any unrealized profit on ending inventories, is eliminated on consolidation. The accounting policies of the segments are the same as those described in note 1.

      GSI Lumonics operations include three reportable operating segments: the Components segment (Components); the Laser segment (Laser Group); and the Laser Systems segment (Laser Systems).

      Components — The Company’s component products are designed and manufactured at our facilities in Billerica, Massachusetts, Nepean, Ontario and Moorpark, California and are sold directly, or, in some territories, through distributors, to original equipment manufacturers (“OEMs”). Products include optical scanners and subsystems used by OEMs for applications in materials processing, test and measurement, alignment, inspection, displays, imaging, graphics, vision, rapid prototyping, and medical use such as dermatology and ophthalmology. The Components Group also manufactures printers for certain medical end products such as defibrillators, patient care monitors and cardiac pacemaker programmers, as well as film imaging subsystems for use in CAT scans and magnetic resonance imaging systems. Under the trade name, WavePrecision, we also manufacture precision optics supplied to OEM customers for applications in aerospace and semiconductor. Major markets are medical, semiconductor, and electronics, light industrial and aerospace.

      Laser Group — The Company designs and manufactures a wide range of lasers at our Rugby, United Kingdom facility for sale in the merchant market to end-users, OEMs and systems integrators. We also use some of these products in the Company’s own laser systems. The Laser Group also derives significant revenues from providing parts and technical support for lasers in its installed base at customer locations. These lasers are primarily used in material processing applications (cutting, welding and drilling) in light automotive,

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

electronics, aerospace, medical and light industrial markets. The lasers are sold worldwide directly in North America and Europe, and through distributors in Japan, Asia Pacific and China. Sumitomo Heavy Industries (a significant shareholder of the Company) is our distributor in Japan. Specifically, our pulsed and continuous wave Nd:YAG lasers are used in a variety of medical, light automotive and industrial settings.

      Laser Systems — The Company’s laser systems are designed and manufactured at our Wilmington, Massachusetts facility and are sold directly, or, in some territories, through distributors, to end users, usually semiconductor integrated device manufacturers and electronic component and assembly manufacturers. The Laser Systems Group also derives significant revenues from servicing systems in its installed base at customer locations. System applications include laser repair to improve yields in the production of dynamic random access memory chips (“DRAMs”), permanent marking systems for silicon wafers and individual dies for traceability and quality control, circuit processing systems for linear and mixed signal devices, as well as for certain passive electronic components, and printed circuit boards (“PCB”) manufacturing systems for via hole drilling, solder paste inspection and component placement inspection.

      In 2001, the Company had reported its WavePrecision division as a separate business segment. During 2002, with restructuring actions taken as a result of the collapse of the telecom market sector, the Company has placed this group in its Components segment. At the end of 2002, WavePrecision did not meet the criteria of a business segment, as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Segments

      Information on reportable segments is as follows:

	Year Ended December 31,

	2002	2001

Sales
Components	$70,436	$88,689
Laser Group	23,748	39,119
Laser Systems	65,906	123,969
Intersegment sales elimination	(1,020)	(3,873)

Total	$159,070	$247,904

Profit (loss) from operations before income taxes
Components	$16,763	$18,603
Laser Group	(5,010)	4,425
Laser Systems	(18,732)	(23,712)

Total by segment	(6,979)	(684)
Unallocated amounts:
Corporate expenses	19,754	12,983
Amortization of purchased intangibles	5,135	5,226
Restructuring and other	5,427	2,782

Loss from operations	$(37,295)	$(21,675)

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The EC does not review asset information on a segmented basis and the Company does not maintain assets on a segmented basis, therefore a breakdown of assets by segments is not included.

Geographic segment information

      The Company attributes revenues to geographic areas on the basis of the customer location. Long-lived assets include property, plant and equipment and intangibles, but exclude other assets, long-term investments and deferred tax assets are attributed to geographic areas in which Company assets reside.

	Year Ended December 31,

	2002		2001		2000

Revenues from external customers:
USA	$94,654	59%	$119,321	48%	$177,813	48%
Canada	1,883	1%	11,410	5%	20,159	5%
Europe	25,804	16%	50,745	20%	71,973	19%
Japan	23,460	15%	40,956	17%	58,173	16%
Latin and South America	1,249	1%	852	0%	5,563	1%
Asia-Pacific, other	12,020	8%	24,620	10%	40,183	11%

Total	$159,070	100%	$247,904	100%	$373,864	100%

	As at December 31,

	2002	2001

Long-lived assets and goodwill:
USA	$24,158	$29,754
Canada	6,625	9,404
Europe	11,540	11,484
Japan	618	686
Asia-Pacific, other	136	221

Total	$43,077	$51,549

15.	Subsequent Events

      On March 28, 2003, a registration statement was filed whereby the Company proposed its shareholders consider a Plan of Arrangement which, if the Arrangement is approved and becomes effective, would restructure the Company as a publicly traded US domiciled corporation. The Arrangement, if approved, includes a 1 for 2 reverse split whereby two common shares of the Company would be exchanged for one common share of the new, publicly traded US domiciled corporation. These consolidated financial statements do not give effect to the impact of this proposed share consolidation.

GSI LUMONICS INC.

SUPPLEMENTARY FINANCIAL INFORMATION

(U.S. GAAP and in thousands of U.S. dollars, except share amounts)
(Unaudited)

	Three Months Ended

	December 31,	September 27,	June 28,	March 29,
	2002	2002	2002	2002

	(Unaudited)
Sales	$45,099	$37,419	$39,664	$36,888
Gross profit	13,408	11,310	12,203	12,273
Net income	(4,577)	(5,415)	(11,112)	(6,620)
Net income per common share:
Basic	$(0.11)	$(0.13)	$(0.27)	$(0.16)
Diluted	$(0.11)	$(0.13)	$(0.27)	$(0.16)

	Three Months Ended

	December 31,	September 28,	June 29,	March 30,
	2001	2001	2001	2001

Sales	$42,378	$41,277	$76,542	$87,707
Gross profit	10,214	10,518	30,917	34,133
Net income	(14,575)	(8,487)	3,585	4,779
Net income per common share:
Basic	$(0.36)	$(0.21)	$0.09	$0.12
Diluted	$(0.36)	$(0.21)	$0.09	$0.12

      Subsequent to Q2 2002, the Company made a reclassification of $0.5 million from cost of goods sold to selling, general and administrative expenses, effective for the period ending June 30, 2002. This reclassification did not effect the net loss presented for Q2 2002.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

      The information required by this Item with respect to directors is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 24, 2003 (the “2003 Proxy Statement”) filed with the Securities and Exchange Commission pursuant to Regulation 14A.

      Richard B. Black is President and Chief Executive Officer of ECRM, Inc. (“ECRM”), a manufacturer of laser systems equipment for the printing and publishing industry. He served as Chairman of ECRM until March 2002. Mr. Black also serves as a General Partner for OpNet Partners, L.P., a technology investment fund. He has served as Vice Chairman of Oak Technology, Inc. (Oak) since March 1999 and as President of Oak from January 1998 to March 1999, and has been a director at Oak since 1988. From 1987 to 1997, Mr. Black served as a General Partner for KBA Partners, L.P., a technology venture capital fund. Prior to that time, he served as president and CEO of AM International, Inc., Alusuisse of America, Inc., and Maremont Corporation. In addition to ECRM and Oak, he currently serves as a director of the following companies: Altigen Communications Inc., Applied Optoelectronics, Inc., Gabelli Group Capital Partners, Inc., TREX Enterprises, and Benedetto Gartland, Inc.

      Paul F. Ferrari has been an independent consultant since 1991. Previously, he was Vice President of Thermo Electron Corporation from 1988 to 1991 and was Treasurer of Thermo Electron Corporation from 1967 to 1988. He also served as a director of Thermedics Inc. and ThermoTrex Inc.

      Phillip A. Griffiths, Ph.D. is serving as the Director of the Institute for Advanced Study in Princeton, New Jersey, where he is responsible for managing the various research activities of the Institute. Prior to joining the Institute in 1991, Dr. Griffiths was Provost and James B. Duke Professor of Mathematics at Duke University for eight years. He has also taught at Harvard University, Princeton University and the University of California, Berkeley. He currently serves as a Director of Oppenheimer Funds, Inc.

      Byron O. Pond has been serving as Chairman and Chief Executive Officer of Amcast Industrial Corp. since April 2002. He joined Amcast in February 2001 as President and Chief Executive Officer. Prior to that time and since 1990, Mr. Pond was a senior executive with Arvin Industries, Inc. serving as its President and Chief Executive Officer from 1993 to 1996 and as its Chairman and Chief Executive Officer from 1996 to 1998. He retired as Chairman of Arvin Industries, Inc. in 1999. He currently serves as a Director of Cooper Tire and Rubber Company and Precision Castparts Corporation.

      Benjamin J. Virgilio is currently the President and Chief Executive Officer of BKJR, Inc. of Toronto, Canada and was previously, from July 2000 until February 2001, the Chairman of Robotic Technology Systems, Inc. Mr. Virgilio was the President and Chief Executive Officer of Rea International Inc., an automotive fuel systems manufacturer, from May 1995 to July 2000. Prior to May 1995, Mr. Virgilio was a business consultant. Prior to November 1993, he was President and Chief Executive Officer of A.G. Simpson Limited.

      Charles D. Winston served as President and Chief Executive Officer of General Scanning, Inc. beginning in September 1988 and became a member of the Board of Directors in 1989. Mr. Winston became the President, Chief Executive Officer and a member of the Board of Directors of the Company following the merger of General Scanning Inc. and Lumonics Inc. in 1999. Prior to joining General Scanning, Inc., from 1986 to 1988, Mr. Winston was a management consultant. In 1986, Mr. Winston was an officer of Savin Corporation. From 1981 to 1985, he served as a Senior Vice President of Federal Express Corporation.

Executive Officers

      The information required by this Item with respect to executive officers is set forth below.

      The following table sets forth the names, ages and positions of the current executive officers of the Company as at March 16, 2003, and the principal occupations held by each person named for at least the past five years.

Name	Age	Position with GSI Lumonics

Charles D. Winston	62	President and Chief Executive Officer
Thomas R. Swain	57	Vice President, Finance and Chief Financial Officer
Linda Palmer	51	Vice President, Human Resources
Kurt A. Pelsue	51	Vice President, Technology
Felix I. Stukalin	41	Vice President, Business Development

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

      Thomas R. Swain has held his current position of Vice President and Chief Financial Officer since September 2000. Prior to that Mr. Swain served as Director of Real Estate Operation from April 1999 until August 2000. He joined General Scanning in August 1996 with the acquisition of View Engineering and served as Vice President and General Manager, View Engineering Division until December 1997, then served as Vice President of Business Development from January 1998 through March 1999. Prior to its acquisition by General Scanning, Mr. Swain had served as President and Chief Executive Officer of View Engineering.

      Linda Palmer assumed her current role as Vice President, Human Resources in December 1999 having served as Vice President of Integration from March 1999. She had been General Scanning’s Vice President of Human Resources beginning in 1996. Prior to that time, Ms. Palmer served as Director of Human Resources for Analog Devices.

      Kurt A. Pelsue assumed his current position as Vice President, Technology in March 1999. He had served as Vice President, Corporate Engineering for General Scanning from 1997 to 1999. Prior to that time, Mr. Pelsue held numerous senior level engineering assignments within General Scanning. He joined General Scanning in 1976.

      Felix I. Stukalin was appointed to his current position of Vice President, Business Development in April 2002. Mr. Stukalin served as Vice President, WavePrecision since March 2000 and Vice President, Components prior to that. He joined General Scanning in 1994 as Director of Engineering for the Components Division and in 1999 was appointed General Manager of that Division.

Reports of Beneficial Ownership

      The information required by this Item is incorporated herein by reference to the Company’s 2003 Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11.	Executive Compensation

      The information required by this Item is incorporated herein by reference to the Company’s 2003 Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated herein by reference to the Company’s 2003 Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference to the Company’s 2003 Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14.     Controls and Procedures

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

Part IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

List of Financial Statements

      The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.

List of Financial Statement Schedules

      See “Schedule II-Valuation and Qualifying Accounts.” All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

List of Exhibits

      See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

Exhibit
Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 27, 1998, by and among the Registrant, Grizzly Acquisition Corp., New Grizzly Acquisition Corp. and General Scanning, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules referred to in the Merger Agreement are omitted. The Registrant hereby undertakes to furnish a supplemental a copy of any omitted Schedule to the Commission upon request.(4)
2.2	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of February 29, 2000, by and between Alexandria Real Estate Equities, Inc., and General Scanning, Inc., including amendments.(8)
2.3	Asset Purchase Agreement, dated as of August 19, 2000, between GSI Lumonics Life Science Trust, GSI Lumonics Trust, Inc. and Packard BioScience Company.(7)
3.1	Certificate and Articles of Continuance of the Registrant dated March 22, 1999.(4)
3.2	By-Law No.1 of the Registrant.(4)
4.1	Line of Credit Agreement between the Registrant and CIBC dated April 8, 1998 and accepted April 15, 1998.(4)
4.2	Rights Agreement, dated as of April 12, 1999 between GSI Lumonics Inc. and Montreal Trust Company of Canada, as Rights Agent.(12)
4.3	1981 Stock Option Plan of GSI.(1)
4.4	1992 Stock Option Plan of GSI.(1)
4.5	1995 Directors’ Warrant Plan of GSI.(1)
4.6	1994 Key Employees and Directors Stock Option Plan of the Registrant.(4)
4.7	1995 Stock Option Plan for Employees and Directors of the Registrant.(6)
4.8	GSI Lumonics Inc. Employee Stock Purchase Plan.(11)
4.9	Restatement of the 1995 Stock Option Plan for Employees and Directors of the Registrant.(13)
4.10	Security Agreement between the Registrant and the Bank of Montreal dated April 30, 2002.(14)
4.11	Waiver to Certain of the Operative Agreements between the Registrant and GSI Lumonics Corporation on one part and BMO Global Capital Solutions and the Bank of Montreal on the other part dated April 30, 2002.(14)
4.12	Loan Agreement among General Scanning Inc., GSI Lumonics Corporation and Fleet National Bank dated June 28, 2002.(14)
4.13	Secured Revolving Time Note between General Scanning Inc. and Fleet National Bank dated June 28, 2002.(14)

Exhibit
Number	Description

4.14	Security Agreement between General Scanning Inc. and Fleet National Bank dated June 28, 2002.(14)
4.15	Credit Line Letter Agreement between the Registrant and Canadian Imperial Bank of Commerce dated June 28, 2002.(14)
4.16	Amendment to Credit Line Letter Agreement between the Registrant and Canadian Imperial Bank of Commerce dated June 28, 2002.(14)
10.1	Lease Agreement between JRF II Associates Ltd. Partnership and Lumonics Corporation dated September 24, 1991.(4)
10.2	Industrial Space Lease between Lumonics Corporation and The Travelers Insurance Company dated March 17, 1992.(4)
10.3	Lease Agreement between Lumonics Corporation and Sisilli dated June 1994.(4)
10.4	GSI Lease dated July 31, 1996, as amended to date, between View Engineering, Inc. and Donald J. Devine as Trustee under the Donald J. Devine Trust Agreement.(2)
10.5	Lease dated July 15, 1997, as amended to date, between GSI and The Wilmington Realty Trust.(3)
10.6	Severance Agreement between the Registrant and Patrick D. Austin dated April 13, 1998.(4)
10.7	Split Dollar Compensation Agreement dated September 13, 1997 between GSI and Charles D. Winston.(3)
10.8	Key Employee Retention Agreement between GSI and Victor H. Woolley, dated May 1, 1997.(4)
10.9	Settlement Agreement dated June 12, 1998 between GSI and Robotic Vision Systems, Inc.(4)
10.10	Severance Agreement between the Registrant and Charles D. Winston dated April 21, 1999.(5)
10.11	Severance Agreement between the Registrant and Kurt Pelsue dated April 21, 1999.(5)
10.12	OEM Supply Agreement between the Registrant and Sumitomo Heavy Industries, Ltd. dated August 31, 1999.(5)
10.18	Employment Agreement between the Registrant and Charles D. Winston dated January 1, 2000.(8)
10.19	Severance Agreement between the Registrant and Thomas Swain dated May 24, 2001.(9)
10.20	Severance Agreement between the Registrant and Charles Winston dated May 24, 2001.(9)
10.21	Severance Agreement between the Registrant and Victor Woolley dated May 24, 2001.(9)
10.22	Severance Agreement between the Registrant and Eileen Casal dated May 24, 2001.(9)
10.23	Severance Agreement between the Registrant and Linda Palmer dated May 24, 2001.(9)
10.24	Severance Agreement between the Registrant and Kurt A. Pelsue dated May 24, 2001.(10)
10.25	Severance Agreement between the Registrant and Alfonso DaSilva dated July 9, 2001.(10)
10.26	Separation Agreement and General Release between the Registrant and Patrick D. Austin dated August 21, 2001.(10)
10.29	Amendment to Employment and Severance Agreements between the Registrant and Charles D. Winston dated February 26, 2002.(13)
10.30	Employment Agreement between the Registrant and Victor H. Woolley dated June 25, 2002.(14)
10.31	Termination Amendment to Severance Agreement between the Registrant and Victor H. Woolley dated June 25, 2002.(14)
10.32	Agreement of Purchase and Sale of property between the Registrant and Marcomm Fibre Optics, Inc. dated March 7, 2003
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Chartered Accountants.
99	Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles.

Exhibit
Number	Description

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Canadian Supplement.
99.2	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to GSI’s Registration Statement on Form S-1, filed August 11, 1995.

(2)	Incorporated by reference to GSI’s Annual Report on Form 10-K for the year ended December 31, 1996.

(3)	Incorporated by reference to GSI’s Annual Report on Form 10-K for the year ended December 31, 1997.

(4)	Incorporated by reference to Lumonics’ Registration Statement on Form S-4/ A Amendment No. 2, filed February 11, 1999.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 4, 2000.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 16, 2000.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2001.

(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 16, 2001.

(12)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed January 24, 2002.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2002.

Reports on Form 8-K

•	Form 8-K dated November 11, 2002 — Item 9, Regulation FD Disclosure

      Disclosed, and included as an exhibit, written communication comprised of slides which were provided and disseminated in both written and oral form to participants in a series of investor presentations delivered in Canada by officers of the Company during the week of November 4, 2002.

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

Name	Title	Date

/s/ CHARLES D. WINSTON Charles D. Winston	Director and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ THOMAS R. SWAIN Thomas R. Swain	Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ RICHARD B. BLACK Richard B. Black	Director	March 28, 2003

/s/ PAUL F. FERRARI Paul F. Ferrari	Director	March 28, 2003

/s/ BYRON O. POND Byron O. Pond	Director	March 28, 2003

/s/ BENJAMIN J. VIRGILIO Benjamin J. Virgilio	Director	March 28, 2003

/s/ PHILLIP A. GRIFFITHS Phillip A. Griffiths	Director	March 28, 2003

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY
ACT OF 2002

CERTIFICATION

I, Charles D. Winston, certify that:

1. I have reviewed this annual report on Form 10-K of GSI Lumonics Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHARLES D. WINSTON

Charles D. Winston
Director and Chief Executive Officer

Date: March 28, 2003

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY
ACT OF 2002

CERTIFICATION

I, Thomas R. Swain, certify that:

1. I have reviewed this annual report on Form 10-K of GSI Lumonics Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ THOMAS R. SWAIN

Thomas R. Swain
Vice President Finance and Chief Financial Officer

Date: March 28, 2003

GSI LUMONICS INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End
Description	of Period	Expenses	Accounts	Deductions	of Period

Year ended December 31, 2000
Allowance for doubtful accounts	$3,197	$935	$—	$(1,374)	$2,758
Year ended December 31, 2001
Allowance for doubtful accounts	$2,758	$1,130	$—	$(854)	$3,034
Year ended December 31, 2002
Allowance for doubtful accounts	$3,034	$209	$—	$(562)	$2,681