Form 10-K/A
period 2002-12-31
GSI LUMONICS INC
filed 2003-04-28
CIK 1076930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
Common Stock, no par value
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant, based on the closing price of the common shares on The NASDAQ Stock Market® on the last business day of the Registrant’s most recently completed second fiscal quarter (June 28, 2002) was approximately $261,848,010 (assumes officers, directors, and all shareholders beneficially owning 5% or more of the outstanding common shares are affiliates).

     There were approximately 40,787,457 of the Registrant’s common shares, no par value, issued and outstanding on March 3, 2003.

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934). YES ☑ NO ☐

GSI LUMONICS INC.

FORM 10-K/A
For the fiscal year ended December 31, 2002

EXPLANATORY NOTE

     This Annual Report on Form 10-K / A is being filed for the purpose of providing the disclosure required by Part III of Form 10-K relating to (i) our directors and executive officers, (ii) executive compensation, (iii) security ownership of certain beneficial owners and management and related stockholder matters, and (iv) certain relationships and related transactions.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The articles of the Company provide that its Board of Directors is to be comprised of between five (5) and fifteen (15) directors, as determined from time to time by resolution of the Board. Within these minimum and maximum numbers of directors, the Board has resolved that the entire Board will consist of six (6) directors.

     The following table states, with respect to each person currently serving as a director of the Company, the name, position held with the Company (where applicable), the year first elected or appointed as a director, committee memberships, and the person’s principal occupation and employment during the past five (5) years.

Name, Age, Principal Occupation and Municipality of Residence (6)	Year Became Director

Richard B. Black (1) (2) (4), 69 President and Chief Executive Officer, ECRM, Inc. Moose, Wyoming, U.S.A.	1999

Paul F. Ferrari (4) (5), 72 Independent Consultant Former Vice President & Treasurer Thermo Electron Corporation Hobe Sound, Florida, U.S.A.	1999

Phillip A. Griffiths, Ph.D. (3), 64 Director, Institute for Advanced Study Princeton, New Jersey, U.S.A.	2001

Byron O. Pond (1) (2), 66 Chairman and Chief Executive Officer, Amcast Industrial Corp. Dayton, Ohio, U.S.A.	2000

Benjamin J. Virgilio (1) (2), 63 President & Chief Executive Officer, BKJR, Inc. Toronto, Ontario, Canada	1998

Charles D. Winston (3), 62 President & Chief Executive Officer, GSI Lumonics Inc. Pebble Beach, California, U.S.A.	1999

(1)	Member, Audit Committee

(2)	Member, Compensation Committee

(3)	Member, Technology Committee

(4)	Member, Pricing Committee

(5)	Chairman of the Board

(6)	The mailing address of each of Messrs. Black, Ferrari, Griffiths, Pond, Virgilio and Winston is c/o the Company at 39 Manning Road, Billerica, Massachusetts 01821, Telephone: (978) 439-5511.

     Richard B. Black is President and Chief Executive Officer of ECRM, Inc., a manufacturer of laser systems equipment for the printing and publishing industry. He served as Chairman of ECRM until March 2002. Mr. Black also serves as a General Partner for OpNet Partners, L.P., a technology investment fund. He has served as Vice Chairman of Oak Technology, Inc. (Oak) since March 1999 and as President of Oak from January 1998 to March 1999, and has been a director at Oak since 1988. From 1987 to 1997, Mr. Black served as a General Partner for KBA Partners, L.P., a technology venture capital fund. Prior to that time, he served as president and CEO of AM International, Inc., Alusuisse of America, Inc., and Maremont Corporation. In addition to ECRM and Oak, he currently serves as a director of the following companies: Altigen Communications Inc., Applied Optoelectronics, Inc., Gabelli Group Capital Partners, Inc., TREX Enterprises and Benedetto Gartland, Inc.

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

     Byron O. Pond has been serving as Chairman and Chief Executive Officer of Amcast Industrial Corp. since April 2002. He joined Amcast in February 2001 as President and CEO. Prior to that time and since 1990, Mr. Pond was a senior executive with Arvin Industries, Inc. serving as its President and Chief Executive Officer from 1993 to 1996 and as its Chairman and Chief Executive Officer from 1996 to 1998. He retired as Chairman of Arvin Industries, Inc. in 1999. He currently serves as a Director of Cooper Tire and Rubber Company and Precision Castparts Corporation.

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

     Charles D. Winston became the President, Chief Executive Officer and a member of the Board of Directors of the Company following the merger of General Scanning, Inc. and Lumonics Inc. in 1999. Mr. Winston served as President and Chief Executive Officer of General Scanning, Inc. beginning in September 1988 and became a member of its board of directors in 1989. Prior to joining General Scanning, Inc., from 1986 to 1988, Mr. Winston was a management consultant. In 1986, Mr. Winston was an officer of Savin Corporation. From 1981 to 1985, he served as a Senior Vice President of Federal Express Corporation.

Executive Officers

     The following table sets forth the names, ages and positions of the current executive officers of the Company as at March 16, 2003, and the principal occupations held by each person named for at least the past five (5) years.

Name	Age	Position with GSI Lumonics

Charles D. Winston	62	President and Chief Executive Officer
Thomas R. Swain	57	Vice President, Finance and Chief Financial Officer
Linda Palmer	51	Vice President, Human Resources
Kurt A. Pelsue	51	Vice President, Technology
Felix I. Stukalin	41	Vice President, Business Development

     Charles D. Winston became the President, Chief Executive Officer and a member of the Board of Directors of the Company following the merger of General Scanning, Inc. and Lumonics Inc. in 1999. Mr. Winston served as President and Chief Executive Officer of General Scanning, Inc. beginning in September 1988 and became a member of its board of directors in 1989. Prior to joining General Scanning, Inc., from 1986 to 1988, Mr. Winston was a management consultant. In 1986, Mr. Winston was an officer of Savin Corporation. From 1981 to 1985, he served as a Senior Vice President of Federal Express Corporation.

     Thomas R. Swain has held his current position of Vice President, Finance and Chief Financial Officer since September 2000. Prior to that Mr. Swain served as Director of Real Estate Operation from April 1999 to August 2000. He joined General Scanning, Inc. in August 1996 with the acquisition of View Engineering, Inc. and served as Vice President and General Manager, View Engineering Division until December 1997, then served as Vice President of Business Development from January 1998 through March 1999. Prior to its acquisition by General Scanning, Inc., Mr. Swain had served as President and Chief Executive Officer of View Engineering, Inc.

     Linda Palmer assumed her current role as Vice President, Human Resources in December 1999, having served as Vice President of Integration from March 1999. She had been General Scanning, Inc.’s Vice President of Human Resources beginning in 1996. Prior to that time, Ms. Palmer served as Director of Human Resources for Analog Devices.

     Kurt A. Pelsue assumed his current position as Vice President, Technology in March 1999. He had served as Vice President, Corporate Engineering for General Scanning, Inc. from 1997 to 1999. Prior to that time, Mr. Pelsue held numerous senior level engineering assignments within General Scanning, Inc. He joined General Scanning, Inc. in 1976.

     Felix I. Stukalin was appointed to his current position of Vice President, Business Development in April 2002. Mr. Stukalin served as Vice President, WavePrecision since March 2000 and Vice President, Components prior to that. He joined General Scanning, Inc. in 1994 as Director of Engineering for the Components Division and in 1999 was appointed General Manager of that Division.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended, as well as applicable Canadian securities laws, require directors, executive officers and persons who own more than 10% of the Company’s common shares to file reports with the Securities and Exchange Commission and Canadian securities regulatory authorities, as applicable, disclosing their ownership of the Company’s securities and changes in such ownership. Based solely on a review of the copies of such reports furnished to it, or a written representation from certain reporting persons that no Form 5 was required for such person, the Company believes that all required filings were timely made during fiscal 2002.

ITEM 11. EXECUTIVE COMPENSATION

     The following table, presented in accordance with the rules of the United States Securities and Exchange Commission, sets forth information with respect to the compensation earned during the fiscal years ended December 31, 2002, 2001 and 2000 by the Company’s Chief Executive Officer and the four other most highly compensated executive officers of the Company (the Named Executive Officers).

Summary Compensation Table

					Long-Term
	Annual Compensation				Compensation Awards

					Securities
					Under
	Fiscal			Other Annual	Options	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation (1)	Granted	Compensation(2)

Charles D. Winston (3)	2002	$400,000	$158,414	—	200,000	$8,500
President & CEO	2001	400,000	140,000	—	250,000	29,500	(4)
	2000	392,949	280,000	—	105,000	8,500

Thomas R. Swain (5)	2002	$200,013	$56,580	—	100,000	$8,500
V.P., Finance & CFO	2001	196,167	50,000	—	100,000	123,405	(6)
	2000	178,125	44,549	—	30,000	8,500

Kurt A. Pelsue (7)	2002	$205,762	$46,505	—	20,000	$8,500
V.P., Technology & CTO	2001	196,000	—	—	40,000	8,500
	2000	180,712	64,000	—	20,000	8,500

Linda Palmer (8)	2002	$174,230	$39,342	—	20,000	$8,500
V.P., Human Resources	2001	160,000	—	—	50,000	8,500
	2000	151,909	48,000	—	20,000	8,500

Eileen Casal (9)	2002	$194,230	$43,868	—	60,000	$8,500
V.P., General Counsel	2001	110,769	36,000	—	40,000	—
	2000	—		—

(1)	Unless otherwise noted, perquisites and personal benefits do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus of the Named Executive Officer.

(2)	Unless otherwise noted, all other compensation consists exclusively of the Company’s contribution under the Company’s Retirement and Savings Plans established pursuant to Section 401(k) of the U.S. Internal Revenue Code (401(k) Plan). Under the 401(k) Plan each participant may defer up to 15% of his annual salary up to an annual maximum amount prescribed by U.S. IRS regulations (US$11,000 in 2002). The Company matches such deferrals to the extent of achievement by the Company of certain profit goals.

(3)	Mr. Winston became the President, Chief Executive Officer and a member of the Board of Directors of the Company following the merger of General Scanning, Inc. and Lumonics Inc. in 1999. Mr. Winston served as President and Chief Executive Officer of General Scanning, Inc. beginning in September 1988 and became a member of its board of directors in 1989. Prior to joining General Scanning, Inc., from 1986 to 1988, Mr. Winston was a management consultant. In 1986, Mr. Winston was an officer of Savin Corporation. From 1981 to 1985, he served as Senior Vice President of Federal Express Corporation.
(4)	Includes $21,000 annual premium payment for key employee life insurance coverage on Mr. Winston, under which the Company is the named beneficiary, and $8,500 with respect to 401(k) Company match.
(5)	Mr. Swain has held his current position of Vice President, Finance and Chief Financial Officer since September 2000. Prior to that Mr. Swain served as Director of Real Estate Operation from April 1999 to August 2000. He joined General Scanning, Inc. in August 1996 with the acquisition of View Engineering, Inc. and served as Vice President and General Manager, View Engineering Division until December 1997, then served as Vice President of Business Development from January 1998 through March 1999. Prior to its acquisition by General Scanning, Inc. Mr. Swain had served as President and Chief Executive Officer of View Engineering, Inc.
(6)	Includes $114,905 with respect to relocation and related expenses, and $8,500 with respect to 401(k) Company match.
(7)	Mr. Pelsue assumed his current position as Vice President, Technology and Chief Technology Officer in March 1999. He had served as Vice President, Corporate Engineering for General Scanning, Inc. from 1997 to 1999. Prior to that time, Mr. Pelsue held numerous senior level engineering assignments within General Scanning, Inc. He joined General Scanning, Inc. in 1976.
(8)	Ms. Palmer assumed her current role as Vice President, Human Resources in December 1999, having served as Vice President of Integration from March 1999. She had been General Scanning, Inc.’s Vice President of Human Resources beginning in 1996. Prior to that time, Ms. Palmer served as Director of Human Resources for Analog Devices.
(9)	Ms. Casal served as Vice President, General Counsel from May 2001 until her resignation effective as of January 31, 2003.

Option Grants During Fiscal 2002

     The following table provides information regarding options granted by the Company during the fiscal year ended December 31, 2002 to the Named Executive Officers:

					Potential Realizable
					Value at Assumed
		Percent of			Annual Rate of Share
	Number of	Total Options			Price Appreciation for
	Shares	Granted to			Option Term(1)
	Underlying	Employees in	Exercise or Base	Expiration
Name	Options Granted	Fiscal Year(2)	Price($/SH)	Date	5%($)	10%($)

Charles D. Winston	200,000	27.2%	$8.350	2/26/08	567,960	1,288,507
President & CEO

Thomas R. Swain	100,000	13.6%	$8.350	2/26/08	283,980	644,253
V.P., Finance & CFO

Kurt A. Pelsue	20,000	2.7%	$8.350	2/26/08	57,796	128,851
V.P., Technology & CTO

Linda Palmer	50,000	6.8%	$8.350	2/26/08	56,796	128,851
V.P., Human Resources

Eileen Casal	60,000	8.2%	$8.350	2/26/08	170,388	386,552
V.P., General Counsel (3)

(1)	This column shows the hypothetical gain of the options granted based on assumed annual share appreciation rates of 5% and 10% above the exercise price over the full term of the option. The 5% and 10% rates of appreciation are mandated by the rules of the Commission and do not represent the Company’s estimate of future appreciation of the Company’s common share prices.

(2)	All Options listed above vest as to 25% of the total grant on each of the first, second, third and fourth anniversary of the date of grant.

(3)	Ms. Casal served as V.P., General Counsel until her resignation effective as of January 31, 2003. All outstanding stock options held by Ms. Casal which were not exercised as of March 1, 2003 expired and were subsequently cancelled on that date.

Options Exercised During Fiscal 2002 and Year-End Option Values

     The following provides information, for the Named Executive Officers, concerning the number of shares of which stock options were exercised in the fiscal year ended December 31, 2002, the realized value or spread (the difference between the exercise price and market value on date of exercise), and the number and unrealized spread of unexercised options held by the Named Executive Officers at each fiscal year end.

					Value of Unexercised
			Unexercised Options at		In-the-Money Options at
	Securities	Aggregate	December 31, 2002		December 31, 2002
Name and	Acquired on	Value	Exercisable/		Exercisable/
Principal Position	Exercise(#)	Realized(1)($)	Unexercisable(#)		Unexercisable(2)($)

Charles D. Winston	0	0	626,075	434,999	383,728	78,373
President & CEO
Thomas R. Swain	0	0	83,858	165,000	0	0
V.P., Finance & CFO
Kurt A. Pelsue	0	0	147,616	66,250	103,612	18,562
V.P., Technology & CTO
Linda Palmer	0	0	89,240	67,499	50,226	8,248
V.P., Human Resources
Eileen Casal	0	0	25,000	75,000	0	0
V.P., General Counsel

(1)	Market value of the underlying shares on the date of exercise less the option exercise price. Values are in U.S. dollars unless otherwise specified.

(2)	Market value of shares covered by in-the-money options on December 31, 2002, less the option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price. Values are in U.S. dollars unless otherwise specified.

Compensation of Directors

     During the most recently completed financial year, Company directors who were not employees of the Company received an annual retainer of $15,000 and an attendance fee of $1,500 for attending meetings of shareholders, the Board and committees of the Board, and $750 for each meeting conducted by telephone. Upon initial election they receive an option to purchase 40,000 common shares of the Company and for each annual election after the initial election, they receive an option to purchase 10,000 common shares of the Company. The options have an exercise price of fair market value on the date of grant, a term of six years, vest as to 25% on each of the first, second, third and fourth anniversary of the date of grant and are otherwise subject to the terms of the 1995 Option Plan. Directors who are employees of the Company receive no remuneration for serving as members of the Board. All directors were entitled to reimbursement by the Company for all reasonable expenses incurred in attending meetings of shareholders, the Board and committees of the Board. The Chairman of the Board, currently Mr. Ferrari, receives an annual salary of $24,000. No additional compensation is paid to the chairs of the various committees. All payments are made in the currency of the member’s residence.

Employment Contracts and Termination of Employment / Change-in-Control Arrangements

     The Company entered into an employment agreement with Charles D. Winston on January 1, 2000 and an amendment to such agreement on February 26, 2002, pursuant to which the Company agreed to employ Mr. Winston as the CEO until December 31, 2003 and to pay him certain benefits upon the termination of his employment without cause, prior to such date, which benefits are further detailed in the severance agreement referenced below. In addition, the employment agreement provides for Mr. Winston to perform consulting services for the Company for a two (2) year period commencing on January 1, 2004, at 50% of his base salary for the last year of his employment agreement. The Company and Mr. Winston expect to enter into a second amendment to Mr. Winston’s employment agreement which will extend the term of his employment until December 31, 2005 and the time period for providing consulting services to the Company to a two (2) year period commencing on January 1, 2006.

     In addition, the Company has entered into severance agreements with certain members of its executive management team, including the Named Executive Officers. The agreements supercede previously executed severance agreements and all of the agreements provide for a severance payment if employment with the Company is terminated without cause or upon or following defined change of control events. The severance agreement with Mr. Winston was entered into on May 24, 2001 and amended on February 26, 2002. The effective date for each of the agreements with Messrs. Swain and Pelsue and Ms. Palmer is May 24, 2001. Ms. Casal’s resignation as V.P., General Counsel effective January 31, 2003 did not trigger the terms of a severance agreement, now terminated, entered into between she and the Company effective as of May 24, 2001.

     The severance agreement entered into with Mr. Winston is coterminous with his employment agreement and is not subject to renewal; while the severance agreements entered into with Messrs. Swain and Pelsue and Ms. Palmer continue for a minimum term of three years from their respective effective dates and will automatically extend for periods of one year after the initial term unless the Company or the executive gives notice at least ninety days prior to the expiration of the current period that the agreement will not be extended. Under the severance agreements the payment in the event of termination without cause is equal to a minimum of one year and a maximum of two years of the sum of (a) annual base salary; (b) targeted annual bonus; (c) prorated portion of the annual bonus; and (d) the cost of certain employment benefits, except that with respect to Mr. Winston the payment is equal to a minimum of two years and a maximum of thee years of the sum of (a)-(d). If the termination of employment occurs upon or following a defined change of control of the Company, the payment is equal to three times the sum of (a)-(d), except that with respect to Mr. Winston the payment is equal to four times the sum of (a)-(d). Also, pursuant to these agreements all unvested options then held shall immediately vest, provided that such options shall expire upon the earlier of (i) three years or the remainder of the option term in the event of a change of control, or (ii) six months or the remainder of the option term in the event of a termination for cause. Most of these agreements provide that a payment would be increased in the event that it would subject the officer to an excise tax as a parachute payment under the U.S. Federal Tax Code. The increase would be equal to the additional tax liability imposed on the executive as a result of the payment.

Compensation Committee Interlocks and Insider Participation

     The current members of the Compensation Committee of the Board of Directors are Messrs. Black, Pond and Virgilio. None of the members of the Compensation Committee is or has at any time in the past been an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company served on the compensation committee, or as a director, of another entity, one of whose executive officers served on the Company’s Compensation Committee or on its Board of Directors in fiscal 2002.

Report of Compensation Committee on Executive Compensation

     The executive compensation policy of the Company has as its goals the following:

•	to provide executives with compensation that is fair and competitive in the market place;

•	to incentivize executives to meet and exceed financial and other strategic objectives; and

•	to raise the perspectives of executives from simply increasing the size of the Company to taking a strategic path toward increasing shareholder value.

     Base Salary. Base salaries are determined on an individual basis taking into consideration the individual’s position in the Company, the individual’s ability to contribute to the Company’s performance and amounts paid by technology companies of similar size for comparable positions.

     Annual Bonus. Each executive officer has the opportunity to earn an annual bonus. The amount of the bonus is tied to the individual’s performance and the achievement of specific goals and objectives which, in some cases, may be difficult to quantify. Cash bonuses may also, at the discretion of the Compensation Committee, be used to recognize other significant contributions of an executive to the overall success of the Company’s objectives. All cash bonuses are paid at the discretion and upon the approval of the Compensation Committee. The amount of the potential bonuses varies based upon the executive officer’s position in the Company, ability to impact Company performance and contribute to the Company’s objectives, and degree of responsibility.

     Long Term Incentives. Executives may participate in the Company’s stock option plans (the Plans). The Plans are administered by the Compensation Committee which designates the individuals who are to be granted options, the number of options to be granted and other terms and conditions of the options. The number of stock options granted to executive officers is based upon the same factors as are relevant in setting their salaries and annual bonuses.

     Chief Executive Officer’s Compensation. During the year ended December 31, 2002, Charles D. Winston served as the Company’s Chief Executive Officer. In setting the Chief Executive Officer’s salary and target bonus for the year ended December 31, 2002, the Committee reviewed salaries and bonuses paid to other chief executive officers of technology companies of similar size and considered his ability to impact the achievement of the Company’s objectives. For the year ended December 31, 2002, Mr. Winston’s target bonus was 70% of his base salary and an option to purchase 200,000 common shares was granted to Mr. Winston in 2002 with an exercise price of $8.350 per share.

     Report submitted by: Richard B. Black, Byron O. Pond and Benjamin J. Virgilio

Comparison of Cumulative Total Shareholder Return

     The following graph assumes an investment of Cdn $100 on December 31, 1997 and compares the yearly percentage change in the cumulative total shareholder return on such investment to the cumulative total return of the Toronto Stock Exchange Composite for the five (5) year period which commenced January 1, 1998 and ended on December 31, 2002. The Company paid no dividends during the periods shown; the performance of the indices is shown on a total return (dividend reinvestment) basis. The graph lines merely connect the prices on the dates indicated and do not reflect fluctuations between those dates.

     The following graphs assume an investment of US$100 on March 22, 1999 (the date on which the Company’s shares commenced trading on The NASDAQ Stock Market®) and compare the percentage change in the cumulative total shareholder return on such investment to the cumulative total return on (1) the NASDAQ Composite Index and (2) the Standard and Poor Small Cap 600 Electronics Equipment Subindex. The Company paid no dividends during the periods shown; the performance of the indices is shown on a total return (dividend reinvestment) basis. The graph lines merely connect the prices on the dates indicated and do not reflect fluctuations between those dates.

(1) The NASDAQ Composite Index

     (2)  Standard and Poor Small Cap 600 Electronics Equipment Subindex

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Beneficial Owners

     The following sets forth, to the knowledge of the Company, certain information concerning the direct and indirect beneficial ownership of common shares, the Company’s only class of voting securities, as of the close of business on May 8, 2003, by each person known by the directors or senior officers of the Company to be the beneficial owner of, or to exercise control or direction over 5% or more of the outstanding common shares of the Company. This information is based on the most recent statements on Schedule 13G filed with the Securities and Exchange Commission or on other information available to the Company.

Shareholder	Shares	Percentage

Sumitomo Heavy Industries Ltd. (1)	4,078,238	10.0%
9-11, Kita-Shinagawa 5 Chome
Shinagawa-Ku, Tokyo, 141-8686, Japan

UBS Global Asset Management (Americas) Inc.(2)	3,594,720	8.8%
One North Wacker Drive
Chicago, Illinois 60606

Franklin Resources, Inc. (3)	2,121,725	5.2%
One Franklin Parkway
San Mateo, California 94403

(1)	Includes shares held by SHI Canada Inc. (SHI), a wholly-owned subsidiary of Sumitomo Heavy Industries Ltd. (Sumitomo). Sumitomo has shared voting and investment power with SHI as to all such shares.

(2)	Consists of shares held by investors whose accounts are managed by UBS Global Asset Management (Americas) Inc. (UBS Global AM) and other subsidiaries of and investment companies managed by UBS AG.

(3)	Consists of shares held by investors whose accounts are managed by Franklin Templeton Investments Corp., Templeton Investment Counsel LLC, Franklin Templeton Investment Management Limited and Templeton Global Advisors Limited.

Directors and Management

     The following table shows the number of common shares, the Company’s only class of equity securities, of the Company beneficially owned by each of the directors, the nominees for election as a director, the Named Executive Officers (see “Item 11. Executive Compensation” above), as well as by the directors, the nominees for election as a director, and the executive officers as a group, as of the close of business on May 8, 2003.

	Amount and
	Nature of		Percentage of
Name of Beneficial Owner	Beneficial Ownership(1)		Common Shares

Richard B. Black,	41,735	(2)	*
Director
Eileen Casal,	2,251	(3)	*
V.P., General Counsel
Paul F. Ferrari,	146,435	(4)	*
Director, Chairman of the Board
Phillip A. Griffiths, Ph.D.,	30,880	(5)	*
Director
Linda Palmer,	101,740	(6)	*
V.P., Human Resources
Kurt A. Pelsue,	190,241	(7)	*
V.P., Technology and Chief Technology Officer
Byron O. Pond,	39,750	(8)	*
Director
Thomas R. Swain,	119,913	(9)	*
V.P., Finance and Chief Financial Officer
Benjamin J. Virgilio,	39,000	(10)	*
Director
Charles D. Winston,	697,046	(11)	1.7%
President, Chief Executive Officer and Director
All directors, nominees for directors and executive officers as a group (15 persons)	1,675,479	(12)	4.1%

*	Less than 1%.

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days of May 8, 2003, whether pursuant to the exercise of options or warrants, the conversion of securities or otherwise. Includes an aggregate of 1,472,135 shares which are fully vested and may be acquired within sixty (60) days of May 8, 2003, by exercise of stock options and warrants. Each beneficial owner’s percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and which are fully vested and exercisable (or convertible) within sixty (60) days of May 8, 2003 have been exercised. Unless otherwise noted in the footnotes below, the Company believes all persons named in the table have sole voting power and investment power with respect to all common shares beneficially owned by them. Statements as to ownership of common shares are based upon information obtained from the directors, nominees and executive officers and from records available to the Company.

(2)	Includes 35,000 common shares subject to options and warrants.

(3)	Ms. Casal served as V.P., General Counsel until her resignation effective as of January 31, 2003. All outstanding stock options held by Ms. Casal which were not exercised as of March 1, 2003 expired and were subsequently cancelled on that date.

(4)	Includes 35,000 common shares subject to options and warrants.

(5)	Includes 25,000 common shares subject to options.

(6)	All common shares subject to options.

(7)	Includes 157,616 common shares subject to options.

(8)	Includes 38,750 common shares subject to options.

(9)	Includes 108,858 common shares subject to options.

(10)	Includes 35,000 common shares subject to options.

(11)	Includes 688,575 common shares subject to options and warrants.

(12)	Includes 1,472,135 common shares subject to options and warrants.

Equity Compensation Plans

     The following table gives information about the Company’s common shares that may be issued upon the exercise of options, warrants and rights under all of its existing equity compensation plans as of December 31, 2002, the Company’s most recently completed fiscal year, including the 1995 Stock Option Plan, the 1992 Stock Option Plan of General Scanning, Inc., the 1981 Stock Option Plan of General Scanning, Inc., the Warrants and the Company’s Employee Stock Purchase Plan.

Number of Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon		Compensation Plans
	Exercise of	Weighted-Average	(Excluding Securities
	Outstanding	Exercise Price of	Reflected in First
Plan Category	Options/Warrants	Outstanding Options	Column)

Plans approved by shareholders	3,624,741	$10.11	424,801
Plans not approved by shareholders (the Warrants)	51,186	$13.36	0

     All of the option plans listed above or described in the table have been approved by the Company’s shareholders, except the Warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Interest of Insiders in Material Transactions

     During the most recently completed financial year, the Company recorded sales revenue from Sumitomo Heavy Industries, Ltd. a significant shareholder, of approximately $2.3 million. These sales were on terms approximately equivalent to comparable third party transactions.

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

     On February 23, 2000 the Company entered into an Agreement with V2Air LLC relating to the use of the V2Air LLC aircraft for Company business purposes. V2Air LLC is owned by the Company’s President and Chief Executive Officer, Charles D. Winston. Pursuant to the terms of the Agreement, the Company is required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the most recently completed financial year, the Company reimbursed V2Air LLC approximately $145,000 under the terms of such Agreement.

     Except for the foregoing, no director, officer, nominee director, 5% holder of the Company’s shares, or immediate family member, associate or affiliate thereof, had any material interest, direct or indirect, in any transaction since the commencement of the Company’s last completed fiscal year or has any material interest, direct or indirect, in any proposed transaction, having a value of $60,000 or more.

Indebtedness of Directors and Officers

     Since the beginning of the financial year ended December 31, 2002 there has been no indebtedness to the Company by any director or officer or associates of any such person, other than amounts owing for purchases subject to usual trade terms, for ordinary travel and expense advances and for other transactions in the ordinary course of business.

Directors’ and Officers’ Liability Insurance

     The Company maintains directors’ and officers’ liability insurance in the aggregate principal amount of $35,000,000 subject to a $1,000,000 deductible per loss payable by the Company. The premium payable for such insurance is currently $225,700 per year, which is paid by the Company.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Lumonics Inc., has duly caused this Form 10-K / A to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI LUMONICS INC.

By:	/s/ CHARLES D. WINSTON

Charles D. Winston President and Chief Executive Officer

CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Charles D. Winston, certify that:

1.     I have reviewed this annual report on Form 10-K / A of GSI Lumonics Inc.;

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

Date: April 28, 2003

/s/ CHARLES D. WINSTON Charles D. Winston President and Chief Executive Officer

CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas R. Swain, certify that:

1.     I have reviewed this annual report on Form 10-K / A of GSI Lumonics Inc.;

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

Date: April 28, 2003

/s/ THOMAS R. SWAIN Thomas R. Swain Vice President Finance and Chief Financial Officer