Form 10-Q
period 2003-03-28
GSI LUMONICS INC
filed 2003-05-12
CIK 1076930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2003

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No.: 333-71449

GSI Lumonics Inc.

(Exact name of registrant as specified in its charter)

New Brunswick, Canada	98-0110412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39 Manning Road, Billerica, Massachusetts, USA	01821
(Address of principal executive offices)	(Zip Code)

(978) 439-5511

(Registrant’s telephone number, including area code)

www.gsilumonics.com

(Registrant’s website address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑          No     ☐

      As at April 30, 2003, there were 40,787,457 shares of the Common Stock of GSI Lumonics Inc., no par value, issued and outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (U.S. GAAP and in thousands of U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in United States dollars and in accordance with U.S. GAAP)
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-99 Selected Consolidated Financials
EX-99.1 Management Discussion and Analysis
EX-99.2 Section 906 Certification
EX-99.3 Section 906 Certification

GSI LUMONICS INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI LUMONICS INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	March 28,	December 31,
	2003	2002

ASSETS
Current
Cash and cash equivalents (note 7)	$97,478	$83,633
Short-term investments (note 7)	17,077	28,999
Accounts receivable, less allowance of $2,229 (December 31, 2002 — $2,681)	38,544	33,793
Income taxes receivable	8,988	8,431
Inventories (note 2)	36,916	39,671
Deferred tax assets	9,631	9,763
Other current assets	3,480	4,448

Total current assets	212,114	208,738
Property, plant and equipment, net of accumulated depreciation of $22,455 (December 31, 2002 — $21,453)	26,163	26,675
Deferred tax assets	7,338	7,443
Other assets	3,358	3,360
Long-term investments (note 7)	34,428	37,405
Intangible assets, net of amortization of $17,498 (December 31, 2002 — $16,217) (note 2)	12,186	13,467

	$295,587	$297,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$10,731	$9,235
Accrued compensation and benefits	5,654	6,523
Other accrued expenses (note 2)	19,507	20,845

Total current liabilities	35,892	36,603
Deferred compensation	2,307	2,129
Accrued minimum pension liability	3,824	3,875

Total liabilities	42,023	42,607
Commitments and contingencies (note 9)
Stockholders’ equity (note 5)
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 40,787,457 (December 31, 2002 — 40,785,922)	304,721	304,713
Additional paid-in capital	2,592	2,592
Accumulated deficit	(42,936)	(41,270)
Accumulated other comprehensive loss	(10,813)	(11,554)

Total stockholders’ equity	253,564	254,481

	$295,587	$297,088

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	Three Months Ended

	March 28,	March 29,
	2003	2002

Sales	$41,119	$36,888
Cost of goods sold	26,379	24,615

Gross profit	14,740	12,273

Operating expenses:
Research and development	3,385	5,830
Selling, general and administrative	11,762	13,529
Amortization of purchased intangibles	1,279	1,278
Restructuring (note 8)	628	2,745
Other (note 8)	356	—

Total operating expenses	17,410	23,382

Loss from operations	(2,670)	(11,109)
Interest income	641	645
Interest expense	(54)	(140)
Foreign exchange transaction gains	417	384

Loss before income taxes	(1,666)	(10,220)

Income tax benefit	—	(3,600)

Net loss	$(1,666)	$(6,620)

Net loss per common share:
Basic	$(0.04)	$(0.16)
Diluted	$(0.04)	$(0.16)
Weighted average common shares outstanding (000’s)	40,787	40,589
Weighted average common shares outstanding and dilutive potential common shares (000’s)	40,787	40,589

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. GAAP and in thousands of U.S. dollars)

	Three Months Ended

	March 28,	March 29,
	2003	2002

Cash flows from operating activities:
Net loss	$(1,666)	$(6,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	—	392
Depreciation and amortization	2,542	2,740
Unrealized loss on derivatives	504	—
Deferred income taxes	(217)	(191)
Changes in current assets and liabilities:
Accounts receivable	(4,601)	9,605
Inventories	2,833	1,625
Other current assets	1,078	425
Accounts payable, accruals and taxes (receivable) payable	(1,335)	(6,090)

Cash provided by (used in) operating activities	(862)	1,886

Cash flows from investing activities:
Additions to property, plant and equipment	(598)	(622)
Proceeds from the sale and maturities of investments	41,144	39,068
Purchases of investments	(26,281)	(51,863)
Decrease in other assets	42	1,598

Cash provided by (used in) investing activities	14,307	(11,819)

Cash flows from financing activities:
Proceeds of bank indebtedness	—	2,968
Issue of share capital	8	221

Cash provided by financing activities	8	3,189

Effect of exchange rates on cash and cash equivalents	392	—

Increase (decrease) in cash and cash equivalents	13,845	(6,744)
Cash and cash equivalents, beginning of period	83,633	102,959

Cash and cash equivalents, end of period	$97,478	$96,215

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of March 28, 2003
(U.S. GAAP and tabular amounts in thousands of U.S. dollars, except share amounts)

1.     Basis of Presentation

      These unaudited interim consolidated financial statements have been prepared by the Company in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the U.S. for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements reflect all adjustments and accruals, consisting only of adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of financial position and results of operations for the periods presented. The consolidated financial statements include the accounts of GSI Lumonics Inc. and its wholly-owned subsidiaries (the “Company”). Intercompany transactions and balances have been eliminated. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002. The results for interim periods are not necessarily indicative of results to be expected for the year or any future periods.

      On March 28, 2003, a registration statement was filed whereby the Company proposed that its shareholders consider a Plan of Arrangement which, if the Arrangement is approved and becomes effective, would restructure the Company as a publicly traded U.S. domiciled corporation.

      As indicated in note 7, effective January 1, 2003, the Company has removed the designation of all short-term hedge contracts from their corresponding hedge relationships. Accordingly, such contracts are recorded at fair value with changes in fair value recognized currently in income starting January 1, 2003, instead of being included in accumulated other comprehensive income. Unrealized gains on these contracts included in accumulated other comprehensive income at December 31, 2002 are recognized in the same periods as the underlying hedged transactions.

Comparative Amounts

      Certain prior year amounts have been reclassified to conform to the current year presentation in the financial statements for the quarter ended March 28, 2003. These reclassifications had no effect on the previously reported results of operations or financial position.

2.     Supplementary Balance Sheet Information

      The following tables provide details of selected balance sheet items.

Inventories

	March 28,	December 31,
	2003	2002

Raw materials	$8,076	$16,380
Work-in-process	11,246	7,468
Finished goods	12,861	11,114
Demo inventory	4,733	4,709

Total inventories	$36,916	$39,671

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Intangible Assets

	March 28, 2003		December 31, 2002

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Patents and acquired technology	$28,660	$(17,105)	$28,660	$(15,850)
Trademarks and trade names	1,024	(393)	1,024	(367)

Total cost	29,684	$(17,498)	29,684	$(16,217)

Accumulated amortization	(17,498)		(16,217)

Net intangible assets	$12,186		$13,467

Other Accrued Expenses

	March 28,	December 31,
	2003	2002

Accrued warranty	$3,342	$3,383
Deferred revenue	3,535	3,404
Accrued restructuring (note 8)	7,987	8,790
Other	4,643	5,268

Total	$19,507	$20,845

Accrued Warranty

For the
Quarter Ended
March 28, 2003

Balance at the beginning of the period	$3,383
Charged to costs of goods sold	855
Use of provision	(858)
Foreign currency exchange rate changes	(38)

Balance at the end of the period	$3,342

3.     New Accounting Pronouncements

Costs Associated with Exit or Disposal Activities

      In July 2002, Statement of Financial Accounting Standards (“SFAS”) SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) was issued. SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. In the first quarter of 2003, the Company followed the accounting methods prescribed in SFAS 146 in accounting for its restructuring activities in Europe, see note 8 for additional detail.

Guarantor’s Accounting for Guarantees

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation). The Interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the Interpretation, which are not included in a

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. The initial recognition and initial measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Accounting for guarantees issued prior to December 31, 2002 should not be revised or restated. See note 9 to the consolidated financial statements, for additional information about guarantees, including two existing operating lease agreements with terms that include residual value guarantees totaling approximately $16 million.

Stock Based Compensation Transition and Disclosure

      In December 2002, SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation — Transition and Disclosure, was issued to amend SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on our financial position, results of operations, or cash flows, because the Company continues to follow the guidance of APB 25 in recognizing stock compensation expense. The effect of stock based compensation is included in note 5 to the consolidated financial statements.

Derivative Instruments and Hedging Activities Amendment

      On April 30, 2003, SFAS No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Company has not yet evaluated the impact of this new pronouncement on its financial position, results of operations or accounting for derivatives.

4.     Bank Indebtedness

      At March 28, 2003 the Company had a line of credit denominated in U.S. dollars with Fleet National Bank (“Fleet”), two letters of credit (“LC”) in Canadian dollars with the Canadian Imperial Bank of Commerce (“CIBC”) and a letter of credit in U.K. pounds with NatWest for a total amount of available credit of U.S.$8.5 million versus U.S.$12.1 million at December 31, 2002. The Company’s agreement with

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Fleet provides for an $8.0 million line of credit. CIBC provides the Company with LC’s of $0.4 million supporting its Payroll and Credit Card program. NatWest provides a $0.1 million bank guarantee for a LC used for VAT purposes in the United Kingdom. Cash and marketable securities totaling $10.3 million have been pledged as collateral for the Fleet and CIBC credit facilities under security agreements. The line of credit with Fleet expires on June 28, 2003. In addition to the customary representations, warranties and reporting covenants, the borrowings under the Fleet credit facility require the Company to maintain a quarterly minimum tangible net worth of $200.0 million. The line of credit with CIBC was reviewed by the Company and a decision to cancel the line of credit was conveyed to CIBC prior to December 31, 2002. By giving CIBC appropriate advance notice, the Company initiated its right to cancel the line of credit at any time at no cost, excluding breakage fees relating to the used and outstanding amounts under fixed loan instruments, which we do not expect to be material. The $4.0 million line of credit with CIBC was eliminated by the end of the first quarter in 2003 with only the two above mentioned letters of credit remaining. These LC’s should be cancelled by the end of the second quarter of 2003. The Company also cancelled its credit facility with Bank One on December 20, 2002 without paying any breakage fees. North American inventories and receivables were pledged as collateral for the Bank One credit facility. Bank One continues to work on the release of all liens and obligations associated with the facility.

      At March 28, 2003, the Company had $8.0 million denominated in U.S. dollars that are available for general purposes, under the credit facility with Fleet discussed above. Of the available $8.0 million, $3.8 million was in use at March 28, 2003 consisting of funds committed at Fleet Bank for use in foreign exchange transactions. Though the Fleet Bank amount of $3.8 million is committed for support of foreign currency hedging contracts and not available, it is not considered used for the purpose of calculating interest payments. The Fleet line of credit is due on demand and bears interest based on either prime or LIBOR depending on the borrowing notification period.

5.     Stockholders’ Equity

Capital Stock

      The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During the three months ended March 28, 2003, 2,000 common shares were issued pursuant to stock options exercised for proceeds of approximately $8.0 thousand.

Accumulated Other Comprehensive Loss

      The following table provides the details of accumulated other comprehensive loss at

	March 28,	December 31,
	2003	2002

Unrealized gain on investments, net of tax of nil	$188	$312
Unrealized gain (loss) on cash flow hedging instruments, net of tax of nil	27	(521)
Accumulated foreign currency translations	(7,204)	(7,470)
Accrued minimum pension liability, net of tax of nil	(3,824)	(3,875)

Total accumulated other comprehensive loss	$(10,813)	$(11,554)

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      The components of comprehensive loss are as follows:

	Three Months Ended

	March 28,	March 29,
	2003	2002

Net loss	$(1,666)	$(6,620)
Other comprehensive income (loss)
Realized (gain) loss on cash flow hedging instruments, net of tax of nil (March 29, 2002 — $567) (note 7)	521	(793)
Unrealized gain on cash flow hedging instruments, net of tax of nil (March 29, 2002 — $435 (note 7)	27	606
Change in accrued minimum pension liability, net of tax of nil	51	—
Foreign currency translation adjustments	266	(182)
Change in unrealized loss on investments, net of tax of nil	(124)	—

Comprehensive loss	$(925)	$(6,989)

Net Loss Per Common Share

      Basic net loss per common share was computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For diluted net loss per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method. As a result of the net loss for the three months ended March 28, 2003 and March 29, 2002, the effect of converting options and warrants was anti-dilutive.

      Common share and common share equivalent disclosures are:

	Three Months Ended

	March 28,	March 29,
	2003	2002

	(In thousands)
Weighted average common shares outstanding	40,787	40,589
Dilutive potential common shares	—	—

Diluted common shares	40,787	40,589

      At March 28, 2003, the Company had options and warrants outstanding entitling holders to acquire up to 3,428,009 and 51,186 common shares, respectively.

Pro Forma Stock Based Compensation

      Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts below.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Three Months Ended

	March 28,	March 29,
	2003	2002

	(In thousands, except
	per share amounts)
Net loss:
As reported	$(1,666)	$(6,620)
Pro forma	$(2,329)	$(7,630)
Basic net loss per share:
As reported	$(0.04)	$(0.16)
Pro forma	$(0.06)	$(0.19)
Diluted loss per share:
As reported	$(0.04)	$(0.16)
Pro forma	$(0.06)	$(0.19)

      The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	March 28,	March 29,
	2003	2002

Risk-free interest rate	3.1%	4.1%
Expected dividend yield	—	—
Expected lives upon vesting	1.0 years	1.0 years
Expected volatility	67%	70%
Weighted average fair value per share	$5.27	$4.82

6.     Related Party Transactions

      The Company recorded sales revenue from Heavy Industries, Ltd., a significant shareholder, of $0.8 million in the three months ended March 28, 2003 and $0.4 million in the three months ended March 29, 2002 at amounts and terms approximately equivalent to third-party transactions. Receivables from Sumitomo of $0.7 million and $0.3 million as at March 28, 2003 and March 29, 2002, respectively, are included in accounts receivable on the balance sheet.

      The Company has an Agreement with V2Air LLC relating to the use of the LLC aircraft for Company purposes. The Company’s President and Chief Executive Officer, Charles D. Winston owns the V2Air LLC. Pursuant to the terms of the Agreement, the Company is required to reimburse the V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the three months ended March 28, 2003, the Company reimbursed V2Air LLC approximately $36 thousand under the terms of the Agreement and $34 thousand for the three months ended March 29, 2002.

      In January of 2001, the Company made an investment of $2.0 million in a technology fund, managed by OpNet Partners, L.P. During 2002, the Company received $1.4 million of the investment as a distribution. In the second quarter of 2002, the Company wrote-down the investment by $0.2 million to its estimated fair market value and wrote-off the remainder of the investment of $0.4 million in the fourth quarter of 2002. Richard B. Black, a member of the Company’s Board of Directors, is a General Partner for OpNet Partners, L.P.

      On April 26, 2002, the Company entered into an agreement with Photoniko, Inc, a private photonics company in which one of the Company’s directors, Richard B. Black, was a director and stock option holder. As of August 16, 2002, Mr. Black was no longer a director or stock option holder of Photoniko, Inc. Under the

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

7.     Financial Instruments

Cash Equivalents, Short-term and Long-term Investments

      At March 28, 2003, the Company had $71.2 million invested in cash equivalents denominated in U.S. dollars and Japanese yen with maturity dates between March 31, 2003 and June 25, 2003. At December 31, 2002, the Company had $53.3 million invested in cash equivalents denominated in U.S. dollars with average maturity dates between January 2, 2003 and March 24, 2003. Cash equivalents, stated at amortized cost, approximate fair value.

      At March 28, 2003, the Company had $17.1 million in short-term investments and $34.4 million in long-term investments invested in U.S. dollars with maturity dates between March 31, 2003 and December 27, 2005. At December 31, 2002 the Company had $29.0 million in short-term investments and $37.4 million in long-term investments invested in U.S. dollars with maturity dates between January 6, 2003 and November 23, 2004. As discussed in Note 4 to the financial statements, $10.3 million of short-term investments is pledged as collateral for the Fleet and CIBC credit facilities at March 28, 2003 and $18.9 million of the long-term investments is pledged as security for the lease agreements with BMO as described in Note 9 below.

Derivative Financial Instruments

      Effective January 1, 2003, the Company has removed the designation of all short-term hedge contracts from their corresponding hedge relationships. Accordingly, such contracts are recorded at fair value with changes in fair value recognized currently in income starting January 1, 2003, instead of included in accumulated other comprehensive income. Unrealized gains on these contracts included in accumulated other comprehensive income at December 31, 2002 are recognized in the same periods as the underlying hedged transactions. Although the Company now marks-to-market short-term hedge contracts to the statement of operations, the Company does not intend to enter into hedging contracts for speculative purposes.

      At March 28, 2003, the Company had 7 foreign exchange forward contracts to purchase $10.7 million U.S. dollars with an aggregate fair value of loss of $35 thousand recorded in the statement of operations as foreign exchange transaction losses and 2 collars to purchase $2.2 million U.S. dollars with an aggregate fair value of loss of $0.5 million recorded in the statement of operations as foreign exchange transaction losses. Also, the Company had one currency swap contract with a notional value of $8.7 million U.S. dollars and an aggregate fair value gain of $24 thousand after-tax recorded in accumulated other comprehensive income.

      At December 31, 2002, the Company had eleven foreign exchange forward contracts to purchase $16.9 million U.S. dollars and one currency swap contract fair valued at $8.7 million U.S. dollars with an aggregate fair value loss of $0.5 million after-tax recorded in accumulated other comprehensive income and maturing at varying dates in 2003.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

8.	Restructuring and Other

Restructuring Charges

2003

      As a further alignment of the distribution and service groups with the business segments, the Company commenced a restructuring plan that will significantly reduce these operations around the world, while the Company’s manufacturing facilities provide a greater emphasis on distribution and service. As part of this plan, the Company provided for severance and termination benefits of approximately $0.6 million for 22 employees in Germany, France, Italy and Belgium in the first quarter. Under the new rules for accounting for restructurings required by FAS 146, if an employee continues to work for anything beyond a minimum period of time after their notification, then their termination benefits are to be accrued over the period that they continue to work. As the Company has retained certain employees to help with the transition of work beyond the minimum periods specified in FAS 146, the Company anticipates that it will accrue additional termination and severance benefits for these employees of approximately $0.5 million over the next two quarters, as a result of the actions taken in the first quarter of 2003. The Company also accrued $5.0 thousand for the termination of an office lease in Italy during the first quarter of 2003.

      Cumulative cash draw-downs of approximately $0.4 million have been applied against the provisions taken in 2003, resulting in a remaining provision balance of $0.2 million at March 28, 2003.

2002

      In connection with a restructuring plan to align the Company’s manufacturing costs and operating expenses with the prevailing economic environment, the Company recorded a pre-tax restructuring charge of $2.3 million in the fourth quarter of 2002. The Company downsized manufacturing operations in its Nepean, Ontario facility to focus on its core optics business. As a result, we incurred $0.6 million of expense for severance and benefits for the termination of approximately 41 employees. The Company also wrote-off approximately $0.2 million of excess property, plant and equipment and wrote-down one of the Nepean buildings by $0.2 million to its estimated fair market value. Additionally, we recorded charges of approximately $0.8 million for an adjustment to earlier provisions for the leased facilities in Munich, Maple Grove, Minnesota and Farmington Hills, Michigan. The Company took a further write-down of $0.3 million on the buildings in Kanata, Ontario and Rugby, United Kingdom. Also, a $0.1 million write-off for property, plant and equipment in Kanata was recorded. The Company also reviewed the provision that it had recorded in 2000 related to residual value guarantees on the Maple Grove and Farmington Hills facilities and increased it by $0.1 million.

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

      At March 28, 2003 and December 31, 2002, the net book value of two facilities, one in Kanata, Ontario and the other in Nepean, Ontario, were classified as held for sale and included in other assets.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      Cumulative cash draw-downs of approximately $3.0 million and non-cash draw-downs of $1.8 million have been applied against the provisions taken in 2002, resulting in a remaining provision balance of $1.6 million at March 28, 2003.

2001

      During the fourth quarter of fiscal 2001, a charge of $3.4 million was recorded to accrue employee severance of $0.9 million for approximately 35 employees at our Farmington Hills and Oxnard locations, leased facilities costs of $1.8 million associated with restructuring for excess capacity at five leased locations in the United States, Canada and Germany and write-down of leasehold improvements and certain equipment of $0.7 million associated with the exiting of leased facilities.

      Cumulative cash draw-downs of approximately $2.5 million and non-cash draw-downs of $0.7 million have been applied against the provision, resulting in a remaining provision balance of $0.2 million as at March 28, 2003.

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

      Cumulative cash draw-downs of $6.0 million, reversal of $0.5 million for restructuring costs that will not be incurred and a non-cash draw-down of $2.6 million have been applied against the provision, resulting in a remaining balance of $6.0 million as at March 28, 2003.

      The following table summarizes changes in the restructuring provision included in other accrued expenses on the balance sheet.

	Severance	Facilities	Total

	(In millions)
Provision at December 31, 2002	$1.2	$7.6	$8.8
Charges during Q1 2003	0.6	0.0	0.6
Cash draw-downs during Q1 2003	(0.9)	(0.5)	(1.4)

Provision at March 28, 2003	$0.9	$7.1	$8.0

Other

      During the first quarter of 2003, the Company recorded a reserve of approximately $0.6 million on notes receivable from a litigation settlement initially recorded in 1998. The reserve was provided because of a default on the quarterly payment due in March 2003. Additionally, the Company recorded a benefit during the quarter of approximately $0.2 million for royalties earned on a divested product line and earned as part of a litigation settlement agreement.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9.	Commitments and Contingencies

Operating Leases

      The Company leases two facilities under operating lease agreements that expire in 2003. At the end of the initial lease term, these leases require the Company to renew the lease for a defined number of years at the fair market rental rate or purchase the property at the fair market value. The lessor may sell the facilities to a third party but the leases provide for a residual value guarantee of the first 85% of any loss the lessor may incur on its $19.1 million investment in the buildings, which may become payable by the Company upon the termination of the transaction, or the Company may exercise its option to purchase the facilities for approximately $19.0 million. As of March 28, 2003, residual value guarantees in connection with these leases totaled approximately $16.0 million. Upon termination of the leases, the Company expects the fair market value of the leased properties to reduce substantially the payment under the residual value guarantees. During the fourth quarter of fiscal 2000, the Company took a charge of $6.0 million associated with restructuring for excess capacity at the two leased facility locations, including the estimated residual value guarantees. In the fourth quarter of 2002, the Company took an additional restructuring charge of $0.1 million to increase the reserve for the decline in the estimated market values of the underlying buildings. The total expected value of the buildings at the end of the leases may vary, depending on whether or not the buildings are leased at time of sale and whether the buildings are sold to a buyer/owner or to an investor. The Company will incur other costs such as lease and sales commissions. The lease agreement required, among other things, the Company to maintain specified quarterly financial ratios and conditions. As of March 29, 2002, the Company was in breach of the fixed charge coverage ratio, but on April 30, 2002, the Company entered into a Security Agreement with the Bank of Montreal (“BMO”) pursuant to which the Company deposited with BMO and pledged approximately $18.9 million as security in connection with the operating leases discussed above in exchange for a written waiver from BMO and BMO Global Capital Solutions for any Company defaults of or obligations to satisfy the specified financial covenants relating to the operating lease agreements until June 30, 2003. This security is included on the balance sheet in long-term investments.

Legal Proceedings and Disputes

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

      The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of these claims will have a material adverse effect upon the Company’s financial conditions or results of operations but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect upon the Company’s financial condition or results of operations.

Guarantees

      In the normal course of our operations, we execute agreements that provide for indemnification and guarantees to counterparties in transactions such as business dispositions, the sale of assets, sale of products and operating leases.

      These indemnification undertakings and guarantees may require us to compensate the counterparties for costs and losses incurred as a result of various events including breaches of representations and warranties,

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

intellectual property right infringement, loss of or damages to property, environmental liabilities, changes in the interpretation of laws and regulations (including tax legislation) or as a result of litigation that may be suffered by the counterparties. Also, in the context of the sale of all or a part of a business, this includes the resolution of contingent liabilities of the disposed businesses or the reassessment of prior tax filings of the corporations carrying on the business.

      Certain indemnification undertakings can extend for an unlimited period and generally do not provide for any limit on the maximum potential amount. The nature of substantially all of the indemnification undertakings prevents us from making a reasonable estimate of the maximum potential amount we could be required to pay counterparties as the agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time.

      Historically, we have not made any significant payments under such indemnifications. As at March 28, 2003, nil has been accrued in the consolidated balance sheet with respect to these indemnification undertakings.

10.	Income Taxes

      During the three months ended March 28, 2003, the income tax benefit was reduced as a result of increases in valuation allowances related to the Company’s geographic distribution of its operating loss carry-forwards. This includes a full valuation allowance against the Company’s Canadian deferred tax asset in accordance with the closure of the Kanata facility described in note 8. It is expected that operations and income in Canada in the foreseeable future will not be sufficient to offset existing loss carryforwards. Our ability to recover deferred tax assets of $17.0 million at March 28, 2003 depends primarily upon the Company’s ability to generate profits in the United States and United Kingdom tax jurisdictions. If actual results differ from our plans or we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by taking a charge to the Statement of Operations, which may have a material negative result on our operations.

11.	Segment Information

General Description

      During the fourth quarter of 2002, the Company changed the way it manages its business to reflect a growing focus on its three core businesses: Components, Lasers and Laser Systems. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution. Segment information for the 2002 year has been restated to conform to the current year’s presentation.

      The Executive Committee (“EC”) has been identified as the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. The EC evaluates financial performance based on measures of profit or loss from operations before income taxes excluding the impact of amortization of purchased intangibles, acquired in-process research and development, restructuring and other, gain (loss) on sale of assets and investments, interest income, interest expense and foreign exchange transaction losses. Certain corporate-level operating expenses, including corporate marketing, finance and administrative expenses, are not allocated to operating segments. Intersegment sales are based on fair market values. All intersegment profit, including any unrealized profit on ending inventories, is eliminated on consolidation.

      GSI Lumonics operations include three reportable operating segments: the Components segment (Components); the Laser segment (Laser Group); and the Laser Systems segment (Laser Systems).

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      Components — The Company’s component products are designed and manufactured at our facilities in Billerica, Massachusetts, Nepean, Ontario and Moorpark, California and are sold directly, or, in some territories, through distributors, to original equipment manufacturers (“OEMs”). Products include optical scanners and subsystems used by OEMs for applications in materials processing, test and measurement, alignment, inspection, displays, imaging, graphics, vision, rapid prototyping and medical use such as dermatology and ophthalmology. The Components Group also manufactures printers for certain medical end products such as defibrillators, patient care monitors and cardiac pacemaker programmers, as well as film imaging subsystems for use in CAT scans and magnetic resonance imaging systems. Under the trade name, WavePrecision, we also manufacture precision optics supplied to OEM customers for applications in aerospace and semiconductor. Major markets are medical, semiconductor, electronics, light industrial and aerospace.

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

Segments

      Information on reportable segments is as follows:

	Three Months Ended

	March 28, 2003	March 29, 2002

Sales
Components	$16,655	$18,090
Laser Group	6,987	5,968
Laser Systems	17,826	12,981
Intersegment sales elimination	(349)	(151)

Total	$41,119	$36,888

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Three Months Ended

	March 28, 2003	March 29, 2002

Segment income (loss) from operations
Components	$4,855	$4,557
Laser Group	(472)	(696)
Laser Systems	(401)	(5,992)

Total by segment	3,982	(2,131)
Unallocated amounts:
Corporate expenses	4,389	4,955
Amortization of purchased intangibles	1,279	1,278
Restructuring and other	984	2,745

Loss from operations	$(2,670)	$(11,109)

      The EC does not review asset information on a segmented basis and the Company does not maintain assets on a segmented basis, therefore a breakdown of assets by segments is not included.

Geographic Segment Information

      Revenues are attributed to geographic areas on the basis of the bill to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific, but the sales of our systems are billed and shipped to locations in the United States. These sales are therefore reflected in United States totals in the table below. Long-lived assets are attributed to geographic areas in which Company assets reside.

	Three Months Ended

	March 28,		March 29,
	2003		2002

	(In millions)
Revenues from external customers:
United States	$20.7	51%	$24.1	65%
Canada	0.1	—	0.8	2%
Europe	5.7	14%	6.3	17%
Japan	9.4	23%	2.5	7%
Asia-Pacific, other	5.0	12%	3.1	9%
Latin and South America	0.2	—	0.1	—

Total	$41.1	100%	$36.9	100%

	As at

	March 28, 2003	December 31, 2002

Long-lived assets:
United States	$22.5	$24.2
Canada	6.9	6.7
Europe	11.2	11.5
Japan	0.6	0.6
Asia-Pacific, other	0.1	0.1

Total	$41.3	$43.1

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

12.	Subsequent Events

      On March 31, 2003, the Company completed the sale to a third party of its excess facility in Nepean, Canada for a price of Cdn $1.3 million (or approximately U.S.$0.9 million based on March 2003 exchange rates). At March 28, 2003, the net book value of this facility of U.S.$0.8 million is included in other assets. The estimated gain on the sale of this facility of approximately U.S.$0.1 million will be recorded in our second quarter.

      On April 21, 2003, the Company announced that it has entered into a definitive agreement for the acquisition of the principal assets of Spectron Laser Systems, a subsidiary of Lumenis Ltd., located in Rugby, U.K. The Spectron assets are being acquired for U.S.$6.3 million in cash, subject to adjustment, and the assumption of certain liabilities. This transaction closed on May 7, 2003. The integration of Spectron into GSI Lumonics’ Laser Group in Rugby is scheduled for completion by the end of August, 2003. The Company expects to account for this transaction as a business combination under SFAS No. 141 Business Combinations (“SFAS 141”).

      On May 2, 2003, the Company announced that it has acquired the principal assets of the Encoder division of Dynamics Research Corporation, located in Wilmington, Massachusetts. The Encoder division assets were acquired for U.S.$3.3 million in cash, subject to adjustment, and the assumption of certain liabilities. The integration of the Encoder division into GSI Lumonics’ Component Products Group in Billerica, Massachusetts is currently scheduled for completion by the end of August, 2003. The Company expects to account for this transaction as a business combination under SFAS No. 141 Business Combinations (“SFAS 141”).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in United States dollars and in accordance with U.S. GAAP)

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

Highlights for the Three Months Ended March 28, 2003

•	Sales for the quarter dropped to $41.1 million from $45.1 million in the fourth quarter of 2002 and increased from $36.9 million in the first quarter of 2002.

•	Net loss for the quarter was $1.7 million, or $0.04 per share, compared to a net loss of $4.6 million, or $0.11 per share, in the fourth quarter of 2002 and $6.6 million net loss, or $0.16 per share, in the first quarter of last year.

•	Bookings of orders were $44 million in the first quarter of 2003 compared to $33 million in the fourth quarter of 2002 and $43 million in the first quarter of 2002. Ending backlog was $44 million as compared with $42 million at the end of the fourth quarter of last year and $57 million at the end of the first quarter of last year.

•	The change in cash, cash equivalents, short-term and long-term investments for the first quarter of 2003 from the end of the fourth quarter of 2002 was a decrease of $1.0 million. Cash, cash equivalents, short-term investments and long-term investments were $149.0 million (this includes $18.9 million pledged as security in connection with operating leases and $10.3 million securing lines of credit) at March 28, 2003.

      Our current work plan is to streamline and strengthen our business around our three segments in order to align our cost structure to the current market conditions and strengthen our financial position. In conjunction with this plan, we recorded a pre-tax restructuring charge of $0.6 million during the first quarter of fiscal 2003 related to downsizing our European operations. The Company is committed to improving its financial performance. However, we still face difficult economic conditions in our marketplaces that may impact growth and improvement.

Results of Operations

      The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended

	March 28, 2003	March 29, 2002

Sales	100.0%	100.0%
Cost of goods sold	64.2	66.7

Gross profit	35.8	33.3
Operating expenses:
Research and development	8.2	15.8
Selling, general and administrative	28.6	36.7
Amortization of purchased intangibles	3.1	3.5
Restructuring	1.5	7.4
Other	0.9	—

Total operating expenses	42.3	63.4

Loss from operations	(6.5)	(30.1)
Interest income	1.5	1.7
Interest expense	(0.1)	(0.3)
Foreign exchange transaction gains	1.0	1.0

Loss before income taxes	(4.1)	(27.7)
Income tax benefit	—	(9.8)

Net loss	(4.1)%	(17.9)%

Segment Results of Operations

      Our customers and markets continue to evolve. During the fourth quarter of 2002, the Company changed the way it manages its business to reflect a growing focus on its three core businesses: Components, Lasers and Laser Systems. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution. Segment information for the 2002 year has been restated to conform to the current year’s presentation.

      GSI Lumonics operations include three reportable operating segments: the Components segment (Components); the Laser segment (Laser Group); and the Laser Systems segment (Laser Systems).

      Information on reportable segments is as follows:

	Three Months Ended

	March 28, 2003	March 29, 2002

Sales
Components	$16,655	$18,090
Laser Group	6,987	5,968
Laser Systems	17,826	12,981
Intersegment sales elimination	(349)	(151)

Total	$41,119	$36,888

Segment income (loss) from operations
Components	$4,855	$4,557
Laser Group	(472)	(696)
Laser Systems	(401)	(5,992)

Total by segment	3,982	(2,131)
Unallocated amounts:
Corporate expenses	4,389	4,955
Amortization of purchased intangibles	1,279	1,278
Restructuring and other	984	2,745

Loss from operations	$(2,670)	$(11,109)

      Sales. Sales for the three months ended March 29, 2003 increased by $4.2 million compared to the same period in 2002. Our sales for the past seven quarters continue in the range of $37 million to $45 million, which reflects a lack of recovery in the semiconductor and electronics markets. Sales for our Components segment decreased by $1.4 million for the first quarter of 2003 as compared to the same period in 2002 primarily due to a decrease in sales of printer products. In the first quarter of 2002, our sales of printer products were larger than normal, so the decrease from first quarter of last year to the first quarter of this year is not indicative of the business. On an annualized basis, we do not anticipate there to be a large drop-off in our printer products business. Sales in our Laser group in the first quarter of 2003 increased by $1.0 million over first quarter last year, mostly due to increases in our JK series of products, as a result of increases in the volume of sales related to new product introductions. In the first quarter of 2003, sales in our Laser Systems group increased by approximately $4.8 million over sales in the same period last year. Equipment sales accounted for $4.4 million of that gain with $3.3 million generated by volume and $1.1 million generated by favorable pricing. Sales in our corporate segment represent elimination of sales between segments there was a $0.2 million increase in sales between segments for the three months ended March 28, 2003 as compared to the same period last year.

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

United States totals in the table below. The following table shows sales to each geographic region for the first three months of 2003 and 2002.

	Three Months Ended

	March 28,		March 29,
	2003		2002

	(In millions)
Revenues from external customers:
United States	$20.7	51%	$24.1	65%
Canada	0.1	—	0.8	2%
Europe	5.7	14%	6.3	17%
Japan	9.4	23%	2.5	7%
Asia-Pacific, other	5.0	12%	3.1	9%
Latin and South America	0.2	—	0.1	—

Total	$41.1	100%	$36.9	100%

      For the quarter ended March 28, 2003, all of our segments experienced increased business in Japan. With respect to our Laser Systems business, we expect that all of Asia Pacific, including Japan, to be a larger percentage of the business going forward.

      Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Order backlog at March 28, 2003 was $44 million compared to $57 million at March 29, 2002 and $42 million at December 31, 2002. Of the $44 million in backlog at March 28, 2003, 51% is in our Components segment, 8% is in our Lasers segment and 41% in the Laser Systems market.

      Gross Profit. Gross profit was 35.8% in the three months ended March 28, 2003 compared to 33.3% in the same period in 2002. As a percent of sales, the gross profit increased as a result of decreases in fixed manufacturing costs as a result of restructuring actions. Also, warranty expense was lower in the first quarter of 2003 compared to the first quarter of 2002 due to warranty experience adjustments in the first quarter of 2002. Additionally, the mix of products sold in the quarter had an impact on our gross profit percent, as we had sold more of our higher margin memory repair products in the first quarter of 2003 than in the first quarter of 2002. We are unable to provide a breakdown of gross profit by segment, because at a consolidated level we reclassify service sales and administrative support and service management costs from cost of sales to selling, general and administrative expenses, but do not attribute these amounts to particular segments.

      Research and Development Expenses. Research and development expenses for the three months ended March 28, 2003 were 8.2% of sales or $3.4 million compared with 15.8% of sales or $5.8 million in the three months ended March 29, 2002. Research and development expenses for the Components group decreased by $0.1 million in the first quarter of 2003 to $0.9 million from $1.0 million in the first quarter of 2002. In the first quarter of 2003, research and development expenses in our Laser group were $0.6 million, which was a $0.1 million decrease from $0.7 million in the first quarter of 2002. For our Laser Systems segment, research and development expenses were $1.6 million for the three months ended March 28, 2003, a $2.2 million decrease from the same period last year, which is mostly a result of decreased spending on engineering projects as result of both completion of projects and efforts to reduce costs. At the end of the first quarter of 2003, the workforce assigned to research and development at 98 employees was 61 employees or 40% below the level existing at the end of the first quarter of 2002. In our corporate segment, research and development expenses, which are mostly in support of our patent application management were $0.3 million for both the first quarter of 2003 and 2002.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were 28.6% of sales or $11.8 million in the three months ended March 28, 2003, compared with 36.7% of sales or $13.5 million in the three months ended March 29, 2002. A major portion of the decrease is from reductions in pay and benefits that reflects the impact of restructuring activities and mandatory factory shut down days. The workforce assigned to these functions at the end of the first quarter of 2003 at 221 employees was 85 employees or 28% below the level existing at the end of the first quarter of 2002. Additionally, depreciation expense decreased from first quarter of 2002 to first quarter of 2003, as property, plant and equipment became fully depreciated and our capital spending was controlled as part of our cost saving initiatives. We are unable to provide a breakdown of selling, general and administrative expenses by segment, because at a consolidated level we reclassify service sales and administrative support and service management costs from cost of sales to selling, general and administrative expenses, but do not attribute these amounts to particular segments.

      Amortization of Purchased Intangibles. Amortization of purchased intangibles was 3.1% of sales or $1.3 million for the quarter ended March 28, 2003 primarily as a result of amortizing intangible assets from acquisitions. This compares to $1.3 million or 3.5% of sales for the same period in 2002.

Restructuring

      As a further alignment of the distribution and service groups with the business segments, in the first quarter of 2003 the Company commenced a restructuring plan that will significantly reduce these operations around the world, while the Company’s manufacturing facilities provide a greater emphasis on distribution and service. As part of this plan, the Company provided for severance and termination benefits of approximately $0.6 million for 22 employees in Germany, France, Italy and Belgium in the first quarter. Under the new rules for accounting for restructurings required by FAS 146, if an employee continues to work for anything beyond a minimum period of time after their notification, then their termination benefits are to be accrued over the period that they continue to work. As the Company has retained certain employees to help with the transition of work beyond the minimum periods specified in FAS 146, the Company anticipates that it will accrue additional termination and severance benefits for these employees of approximately $0.5 million over the next two quarters, as a result of the actions taken in the first quarter of 2003. The Company also accrued $5.0 thousand for the termination of an office lease in Italy during the first quarter of 2003.

      During the first quarter of 2002, the Company recorded a pre-tax restructuring charge of $2.7 million or 7.4% of sales during the first quarter of fiscal 2002. We consolidated the electronics systems business from its facility in Kanata, Ontario into the Company’s existing systems manufacturing facility in Wilmington, MA. In addition, Kanata’s laser sources business were transferred to the Company’s Rugby, UK facility. Restructuring provisions related to severance and benefits of $2.2 million for the termination of approximately 90 employees, $0.3 million for the write-off of furniture, equipment and system software, and $0.2 million for plant closure and other related costs.

      Other. During the first quarter of 2003, the Company recorded a reserve of approximately $0.6 million on notes receivable from a litigation settlement initially recorded in 1998. The reserve was provided because of a default on the quarterly payment due in March 2003. Additionally, the Company recorded a benefit during the quarter of approximately $0.2 million for royalties earned on a divested product line and earned as part of a litigation settlement agreement.

      Interest Income. Interest income was $0.6 million in both of the three months ended March 28, 2003 and the three months ended March 29, 2002. The average investment balance in both quarters was approximately the same.

      Interest Expense. Interest expense was approximately $0.1 million in the three months ended March 28, 2003, compared to $0.1 million in the three months ended March 29, 2002.

      Foreign Exchange Transaction Gains. Foreign exchange transaction gains were approximately $0.4 million in both of the three months ended March 28, 2003 and the three months ended March 29, 2002.

      Income Taxes. The effective tax rate was 0% for the first quarter of 2003, compared with 35.2% in the same period in 2002 and 24.5% for fiscal 2002. The tax rate reflects the reduction in income tax benefit as a result of increases in valuation allowances related to the Company’s geographic distribution of its operating loss carry-forwards. The company did not reflect any income tax benefit to offset the operating loss based on the continuing evaluation of deferred tax assets. While the company believes it can recover the current deferred tax assets within the next three years, the Company is not increasing its deferred tax assets based on current year performance.

      Net Loss. As a result of the foregoing factors, net loss for the first quarter of 2002 was $1.7 million, compared with net loss of $6.6 million in the same period in 2002.

Critical Accounting Policies and Estimates

      Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. There is no change in our critical accounting policies included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources

      Cash and cash equivalents totaled $97.5 million at March 28, 2003 compared to $83.6 million at December 31, 2002. In addition, the Company had $17.1 million in short-term investments and $34.4 million in long-term investments at March 28, 2003 compared to $29.0 million in short-term investments and $37.4 million in long-term investments at December 31, 2002. As discussed in Note 4 to the financial statements, $10.3 million of short-term investments are pledged as collateral for the Fleet and CIBC credit facilities at March 28, 2003 and $18.9 million of the long-term investments is pledged as security for the lease agreements with BMO as described in Note 9 to the financial statements.

      Cash flows from operating activities used $0.9 million for the first three months of 2003 compared to $1.9 million that was generated by operating activities during the same period in 2002. Net income, after adjustment for non-cash items, generated cash of $1.1 million in the first quarter of 2003. Decreases in, inventories and other current assets provided $3.9 million. The decrease in inventories was mostly generated by a reduction in raw materials in the Laser Systems segment. This was offset by an increase in accounts receivable and income taxes receivable and a decrease in current liabilities using $5.9 million. The increase in receivables is due to a slow down in collection resulting in an increase in DSOs of 10 days, partially offset by the impact on receivables of a $4.8 million sales reduction in the first quarter of 2003 compared to the fourth quarter of 2002. In the first quarter of 2002, net loss, after adjustment for non-cash items, used cash of $3.7 million in the first quarter of 2002. Decrease in accounts receivable provided $9.6 million, and a decrease in inventories and other current assets provided $2.1 million. The decrease in receivables was due to improved collection resulting in a reduction in DSOs of 17 days, combined with the impact on receivables of a $5.5 million reduction in sales in the first quarter of 2002 compared to the fourth quarter of 2001. This was offset by a decrease in current liabilities using $6.1 million. The decrease in current liabilities was due to spending cut backs and a reduction in manufacturing activities.

      Cash flows from investing activities generated $14.3 million during the first three months ended March 28, 2003, primarily from net maturities of $14.9 million of short-term and long-term investments offset by $0.6 million of property, plant and equipment additions. In the first quarter of 2002, investing activities used $11.8 million, primarily from net purchases of $12.8 million of short-term and other investments and $0.6 million of property, plant and equipment. This was offset by a $1.6 million reduction of other assets.

      Cash flows provided by financing activities during the first three months ended March 28, 2003 were $8.0 thousand from the issue of share capital, compared to $3.2 million for the same period in 2002, which included $3.0 million from proceeds of bank indebtedness and $0.2 million from the issue of share capital.

      At March 28, 2003 the Company had a line of credit denominated in U.S. dollars with Fleet National Bank (“Fleet”), two letters of credit (“LC”) in Canadian dollars with the Canadian Imperial Bank of Commerce (“CIBC”) and a letter of credit in U.K. pounds with NatWest for a total amount of available credit of U.S.$8.5 million versus U.S.$12.1 million at December 31, 2002. The Company’s agreement with Fleet provides for an $8.0 million line of credit. CIBC provides the Company with LC’s of $0.4 million supporting its Payroll and Credit Card program. NatWest provides a $0.1 million bank guarantee for a LC used for VAT purposes in the United Kingdom. Cash and marketable securities totaling $10.3 million have been pledged as collateral for the Fleet and CIBC credit facilities under security agreements. The line of credit with Fleet expires on June 28, 2003. In addition to the customary representations, warranties and reporting covenants, the borrowings under the Fleet credit facility require the Company to maintain a quarterly minimum tangible net worth of $200.0 million. The line of credit with CIBC was reviewed by the Company and a decision to cancel the line of credit was conveyed to CIBC prior to December 31, 2002. By giving CIBC appropriate advance notice, the Company initiated its right to cancel the line of credit at any time at no cost, excluding breakage fees relating to the used and outstanding amounts under fixed loan instruments, which we do not expect to be material. The $4.0 million line of credit with CIBC was eliminated by the end of the first quarter in 2003 with only the two above mentioned letters of credit remaining. These LC’s should be cancelled by the end of Q2 03. The Company also cancelled its credit facility with Bank One on December 20, 2002 without paying any breakage fees. North American inventories and receivables were pledged as collateral for the Bank One credit facility. Bank One continues to work on the release of all liens and obligations associated with the facility.

      At March 28, 2003, the Company had $8.0 million denominated in U.S. dollars that are available for general purposes, under the credit facility with Fleet discussed above. Of the available $8.0 million, $3.8 million was in use at March 28, 2003 consisting of funds committed at Fleet Bank for use in foreign exchange transactions. Though the Fleet Bank amount of $3.8 million is committed for support of foreign currency hedging contracts and not available, it is not considered used for the purpose of calculating interest payments. The Fleet line of credit is due on demand and bears interest based on either prime or LIBOR depending on the borrowing notification period.

      We lease certain equipment and facilities under operating lease agreements that expire through 2013. The Company leases two facilities (Maple Grove, Minnesota and Farmington Hills, Michigan) under operating lease agreements that expire in 2003, where at the end of the initial lease term, these leases require the Company to renew the lease for a defined number of years at the fair market rental rate or purchase the property at the fair market value. The lessor may sell the facilities to a third party but the leases provide for a residual value guarantee of the first 85% of any loss the lessor may incur on its $19.1 million investment in the buildings, which may become payable by the Company upon the termination of the transaction, or the Company may exercise its option to purchase the facilities for approximately $19.0 million. As of March 28, 2003, residual value guarantees in connection with these leases totaled approximately $16.0 million. Upon termination of the leases, the Company expects the fair market value of the leased properties to reduce substantially the payment under the residual value guarantees. During the fourth quarter of fiscal 2000, the Company took a charge of $6.0 million associated with restructuring for excess capacity at the two leased facility locations, including the estimated residual value guarantees. In the fourth quarter of 2002, the Company took an additional restructuring charge of $0.1 million to increase the reserve for the decline in the estimated market values of the underlying buildings. The total expected value of the buildings at the end of the leases may vary, depending on whether or not the buildings are leased at time of sale and whether the buildings are sold to a buyer/owner or to an investor. The Company will incur other costs such as lease and sales commissions. If market values for the two facilities were to decrease by 10%, our required provision would change by approximately $1.0 million. The lease agreement requires, among other things, the Company to maintain specified quarterly financial ratios and conditions. As of March 29, 2002, the Company was in breach of the fixed charge coverage ratio, but on April 30, 2002, the Company entered into a Security Agreement with the Bank of Montreal (“BMO”) pursuant to which the Company deposited with BMO and pledged approximately $18.9 million as security in connection with the operating leases discussed above in exchange for a written waiver from BMO and BMO Global Capital Solutions for any Company defaults of or obligations to satisfy the specified financial covenants relating to the operating lease agreements until June 30, 2003. This item is included on the balance sheet in long-term investments. We expect to purchase the purchase the buildings at the end of the second quarter 2003.

      Effective January 1, 2003, the Company has removed the designation of all short-term hedge contracts from their corresponding hedge relationships. Accordingly, such contracts are recorded at fair value with changes in fair value recognized currently in income starting January 1, 2003, instead of being included in accumulated other comprehensive income. Unrealized gains on these contracts included in accumulated other comprehensive income at December 31, 2002 are recognized in the same periods as the underlying hedged transactions. Although the Company now marks-to-market short-term hedge contracts to the statement of operations, the Company does not intend to enter into hedging contracts for speculative purposes. At

March 28, 2003, the Company had 7 foreign exchange forward contracts to purchase $10.7 million U.S. dollars with an aggregate fair value of loss of $35 thousand recorded in the statement of operations as foreign exchange transaction losses and 2 collars to purchase $2.2 million U.S. dollars with an aggregate fair value of loss of $0.5 million recorded in the statement of operations as foreign exchange transaction losses. Also, the Company had one currency swap contract with a notional value of $8.7 million U.S. dollars and an aggregate fair value gain of $24 thousand after-tax recorded in accumulated other comprehensive income. At December 31, 2002, the Company had eleven foreign exchange forward contracts to purchase $16.9 million U.S. dollars and one currency swap contract fair valued at $8.7 million U.S. dollars with an aggregate fair value loss of $0.5 million after-tax recorded in accumulated other comprehensive income and maturing at varying dates in 2003.

      On March 31, 2003, the Company completed the sale to a third party of its excess facility in Nepean, Canada for a price of Cdn $1.3 million (or approximately U.S.$0.9 million based on March 2003 exchange rates). At March 28, 2003, the net book value of this facility of U.S.$0.8 million is included in other assets. The estimated gain on the sale of this facility of approximately U.S.$0.1 million will be recorded in our second quarter.

      On April 21, 2003, the Company announced that it has entered into a definitive agreement for the acquisition of the principal assets of Spectron Laser Systems, a subsidiary of Lumenis Ltd., located in Rugby, U.K. The Spectron assets are being acquired for U.S.$6.3 million in cash, subject to adjustment, and the assumption of certain liabilities. This transaction closed on May 7, 2003. The integration of Spectron into GSI Lumonics’ Laser Group in Rugby is scheduled for completion by the end of August, 2003.

      On May 2, 2003, the Company announced that it has acquired the principal assets of the Encoder division of Dynamics Research Corporation, located in Wilmington, Massachusetts. The Encoder division assets were acquired for US$3.3 million in cash, subject to adjustment, and the assumption of certain liabilities. The integration of the Encoder division into GSI Lumonics’ Component Products Group in Billerica, Massachusetts is currently scheduled for completion by the end of August, 2003.

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

Forward-Looking Statements

      Certain statements in this report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. In making these forward-looking statements, which are identified by words such as “will”, “expects”, “intends”, “anticipates” and similar expressions, the Company claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. The Company does not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

      We believe that the Company is not a PFIC. However, it currently holds a relatively large amount of cash and investments that are passive assets and produce passive income. In addition, the fair market valuation of its non-passive assets is uncertain because it depends, in part, on the valuation of its goodwill or going concern value. One indicator of the amount of goodwill is the Company’s stock price, which is currently near its historic low. Should this situation continue and if the Arrangement described in the Proxy Circular-Prospectus is not completed, United States holders could be considered to hold shares in a PFIC by the end of our 2003 fiscal year.

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

      In addition to being advisable from a number of other business perspectives, we believe the Arrangement is advisable because if successfully implemented it would eliminate the possibility that United States holders would be considered to own shares in a PFIC for U.S. tax purposes. In the event the Arrangement is not completed, there may be other possible alternatives for reducing the risk that United States holders would be considered to own shares in a PFIC. These alternatives all involve reducing the percentage of the Company’s passive assets and include purchasing non-passive assets or making a distribution to shareholders. The Board believes that these other alternatives are materially less desirable to the Company and its shareholders than the Arrangement. Among other things, these alternatives would not provide permanent protection from the PFIC risk, and the Company would be required to continually monitor the PFIC risk and take actions in an effort to avoid PFIC status that otherwise might not be in the best interests of the Company and its shareholders. Moreover, we cannot provide any assurances that such alternatives will ultimately be available or, if implemented, would solve the PFIC concern on either an interim or long-term basis. As discussed above, the Company’s classification as a PFIC could have a material adverse effect on United States holders of its shares, and, in turn, an adverse impact on the market value of the Company’s shares.

      Each U.S. holder of the Company common shares is urged to consult his own tax advisor to discuss the potential consequences to such holder of the Company’s being classified as a PFIC before or within one year of the Arrangement.

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

      Recent Operating Losses. We have experienced recent operating losses and may not return to profitability. We experienced operating losses in all quarters since the third quarter of 2001. As a result, we reported net loss of $1.7 million for the first quarter of 2003 and net losses of $27.7 million and $14.7 million for the years ended December 31, 2002 and 2001, respectively. If our revenues do not meet the levels that we anticipate, or if our costs and expenses exceed our expectations, we will again sustain losses and the price of our common share may decline as a result.

      Deferred Taxes. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our ability to recover deferred tax assets of $17.0 million at March 28, 2003 depends primarily upon the Company’s ability to generate profits in the United States tax jurisdiction. If actual results differ from our plans or we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by increasing expenses, which may have a negative result on our operations.

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

      We derive a substantial portion of our sales from products that have a high average selling price and significant lead times between the initial order and delivery of the product. We may receive one or more large orders in one quarter from a customer and then receive no orders from that customer in the next quarter. As a result, the timing and recognition of sales from customer orders can cause significant fluctuations in our operating results from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, our common share price may decline as a result.

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

      As a result of these factors, our results of operations for any quarter are not necessarily indicative of results to be expected in future periods. We believe that fluctuations in quarterly results may cause the market prices of our common share, on the NASDAQ and the Toronto Stock Exchange, to fluctuate, perhaps substantially.

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

      Proprietary Rights. Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. As of April 23, 2003, we currently hold 110 United States and 82 foreign patents. In addition, we have filed 61 United States and 112 foreign patent applications, which are under review by the patent authorities. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us.

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

      Competition. The industries in which we operate are highly competitive. We face substantial competition from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than we do. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products. Furthermore, competition in our markets could intensify, or our technological advantages may be reduced or lost as a result of technological advances by our competitors. There can be no assurance that we will successfully differentiate our current and proposed products from the products of our competitors or that the market place will consider our products to be superior to competing products. Because many of the components required to develop and produce a laser-based marking system are commercially available, barriers to entry into this market are relatively low, and we expect new competitive product entries in this market. To maintain our competitive position in this market, we believe that we will be required to continue a high level of investment in engineering, research and development, marketing and customer service and support. There can be no assurance that we will have sufficient resources to continue to make these investments, that we will be able to make the technological advances necessary to maintain our competitive position, or that our products will receive market acceptance. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share, and an inability to generate cash flows that are sufficient to maintain or expand our development of new products.

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

      Dependence on Suppliers. We depend on limited source suppliers that could cause substantial manufacturing delays and additional cost if a disruption of supply occurs. We obtain some components from a single source. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products. There can be no assurance that, in the future, our current or alternative sources will be able to meet all of our demands on a timely basis. If suppliers or subcontractors experience difficulties that result in a reduction or interruption in supply to us, or fail to meet any of our manufacturing requirements, our business would be harmed until we are able to secure alternative sources, if any, on commercially reasonable terms. Unavailability of necessary parts or components could require us to reengineer our products to accommodate available substitutions which would increase our costs and/ or have a material adverse effect on manufacturing schedules, product performance and market acceptance.

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

      General Economic, Political and Market Conditions. Our business is subject to the effects of general economic and political conditions in the United States and globally. Our revenues and operating results have declined partially due to continuing unfavorable economic conditions as well as uncertainties arising out of the threatened terrorist attacks on the United States, including the potential worsening or extension of the current global economic slowdown, the economic consequences of military action or additional terrorist activities and associated political instability and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

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

      If we are treated as a CFC, this status should have no adverse effect on any shareholder who does not own (directly, indirectly, or constructively) 10% or more of the total combined voting power of all classes of stock of the Company. If, however, we are treated as a CFC for an uninterrupted period of thirty (30) days or more during any taxable year, any U.S. shareholder who owns (directly, indirectly, or constructively) 10% or more of the total combined voting power of all classes of stock of the Company on any day during the taxable year and who directly or indirectly owns any stock on the last day of the year in which we are a CFC will have to include in its gross income for U.S. federal income tax purposes its pro rata share of the corporation’s “subpart F income” relating to the period during which the corporation is a CFC.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments and debt obligations. As described in note 7 to the consolidated financial statements, at March 28, 2003, the Company had $71.2 million invested in cash equivalents and $51.5 million invested in short-term and long-term investments. At December 31, 2002, the Company had $53.3 million invested in cash equivalents and $66.4 million invested in short-term and long-term investments. Due to the average maturities and the nature of the current investment portfolio, a one percent change in interest rates could have approximately a $1.0 million to $1.5 million effect on our interest income on an annual basis. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

      Foreign Currency Risk. We have substantial sales and expenses and working capital in currencies other than U.S. dollars. As a result, we have exposure to foreign exchange fluctuations, which may be material. To reduce the Company’s exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. We have a foreign currency hedging program using currency forwards, currency swaps and currency options to hedge exposure to foreign currencies. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. We do not currently use currency forwards or currency options for trading purposes. Effective January 1, 2003, the Company has removed the designation of all short-term hedge contracts from their corresponding hedge relationships. Accordingly, such contracts are recorded at fair value with changes in fair value recognized currently in income starting January 1, 2003, instead of included in accumulated other comprehensive income. Unrealized gains on these contracts included in accumulated other comprehensive income at December 31, 2002 are recognized in the same periods as the underlying hedged transactions. Although the Company now marks-to-market short-term hedge contracts to the statement of operations, the Company does not intend to enter into hedging contracts for speculative purposes. At March 28, 2003, the Company had 7 foreign exchange forward contracts to purchase $10.7 million U.S. dollars with an aggregate fair value of loss of $35 thousand recorded in the statement of operations as foreign exchange transaction losses and 2 collars to purchase $2.2 million U.S. dollars with an aggregate fair value of loss of $0.5 million recorded in the statement of operations as foreign exchange transaction losses. Also, the Company had one currency swap contract with a notional value of $8.7 million U.S. dollars and an aggregate fair value gain of $24 thousand after-tax recorded in accumulated other comprehensive income.

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

Item 6.     Exhibits and Reports on Form 8-K

      a) List of Exhibits

Exhibit
Number	Description

99	Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles
99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Canadian Supplement
99.2	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K on April 22, 2003 related to its issuing a press release announcing that it will acquire the principal assets of Spectron Laser Systems, a subsidiary of Lumenis, Ltd., for a purchase price of $6.3 million in cash.

      The Company filed a Current Report on Form 8-K on May 6, 2003 related to its issuing a press release that it has acquired the principal assets of the Encoder division of Dynamics Research Corporation, for a purchase price of $3.3 million in cash.

      Pursuant to Regulation FD, the Company disclosed that beginning on May 7, 2003, officers of the Company will deliver a series of investor presentations that will include written communication comprised of slides which will be disseminated and provided in both written and oral form to the participants. These slides are described and furnished as an exhibit to a Report on Form 8-K filed on May 7, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Lumonics Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI LUMONICS INC.

(Registrant)

Name	Title	Date

/s/ CHARLES D. WINSTON Charles D. Winston	President and Chief Executive Officer (Principal Executive Officer)	May 12, 2003

/s/ THOMAS R. SWAIN Thomas R. Swain	Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	May 12, 2003

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

/s/ CHARLES D. WINSTON _______________________________________ Charles D. Winston
President and Chief Executive Officer

Date: May 12, 2003

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

/s/ THOMAS R. SWAIN _______________________________________ Thomas R. Swain
Vice President Finance
and Chief Financial Officer

Date: May 12, 2003

EXHIBIT INDEX

Exhibit No.	Description	Page

99	Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles
99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Canadian Supplement
99.2	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.