Form 10-K/A
period 2002-12-31
GSI LUMONICS INC
filed 2003-05-21
CIK 1076930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

      There were approximately 40,790,130 of the Registrant’s common shares, no par value, issued and outstanding on May 9, 2003.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934).     YES ☑          NO ☐

GSI LUMONICS INC.

      As used in this report, the terms “we,” “us,” “our,” “GSI Lumonics” and the “company” mean GSI Lumonics Inc. and its subsidiaries, unless the context indicates another meaning.

      Unless otherwise noted, all dollar amounts in this report are expressed in United States dollars.

      The following trademarks and trade names of GSI Lumonics are used in this report: WaferMark®, Super SoftMark®, DrillStar®, WavePrecisionTM, M430TM, GMAXTM, TrimSmartTM, CSP300TM, JK SeriesTM and Sigma SeriesTM.

EXPLANATORY NOTE

      In accordance with Rule 12b-5 under the Securities Exchange Act of 1934, as amended, we are filing this amendment on Form 10-K/A to reflect comments to our original annual report on Form 10-K that we received from the Securities and Exchange Commission in connection with their review of our proxy circular-prospectus contained in the registration statement on Form S-4 of GSLI Corp. The original Form 10-K was filed on March 31, 2003 and we filed this amended and restated Form 10-K responding to the Staff’s comments and updating certain information on May 21, 2003.

      We have specifically amended and restated Items 1, 2, 3, 6, 7, 8, 12 and 15 (to reflect recently filed reports on Form 8-K) in response to the Staff’s comments. For convenience, we have restated our entire disclosure contained in this amendment. Please note that we have not been requested to, and we are not, restating our financial results.

      This report speaks as of the original filing date of our annual report on Form 10-K and, except as indicated, has not been updated to reflect events occurring subsequent to that date.

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

Recent Developments

      On March 31, 2003, we filed with the Securities and Exchange Commission a registration statement on Form S-4, which contained a proxy circular-prospectus in connection with the annual and special meeting of the company’s shareholders originally scheduled for June 24, 2003. Among the proposals to have been considered at the meeting was the approval of a plan of arrangement, the principal effect of which will be to restructure the company as a publicly traded United States domiciled corporation. On May 16, 2003, we filed with the Securities and Exchange Commission an amendment to the Form S-4 in response to comments we received from the Securities and Exchange Commission relating to our initial filing.

      In order to allow for adequate time to (i) have our registration statement declared effective by the Securities and Exchange Commission, (ii) effectively solicit the support of our shareholders for the plan of arrangement, and (iii) hold our annual meeting by the end of June (a requirement of Canadian law), we are bifurcating our annual and special meeting into two meetings. Our annual meeting will still be held on Tuesday, June 24, 2003. At that meeting shareholders will be asked to vote on the election of directors and the reappointment of our auditors. Today we filed definitive proxy materials relating to our annual meeting with the Securities and Exchange Commission.

      We anticipate holding a special meeting to vote on the plan of arrangement in late July or early August of this year. We cannot, however, give you any assurances that we will hold the special meeting within that time frame or at all, or that the matters presented at the meeting will be approved.

      The foregoing discussion is qualified by and subject to, the more detailed information on the plan of arrangement, including the applicable reasons, mechanics, effects and risks associated with the plan of arrangement, contained in the registration statement on Form S-4 that we filed with the Securities and Exchange Commission.

Corporate History

      GSI Lumonics Inc., a New Brunswick corporation, is the product of a merger of equals between General Scanning, Inc. and Lumonics Inc. that was completed on March 22, 1999. Our shares trade on The NASDAQ Stock Market® under the symbol GSLI and on the Toronto Stock Exchange under the symbol LSI. Immediately following the merger, the General Scanning shareholders and the Lumonics shareholders each, as a group, owned approximately half of the combined company’s common shares.

      General Scanning, Inc. was incorporated in 1968 in Massachusetts. In its early years, General Scanning developed, manufactured and sold components and subsystems for high-speed micro positioning of laser beams. Starting in 1989, General Scanning began manufacturing complete laser-based advanced manufacturing systems for the semiconductor and electronics markets.

      Lumonics Inc., incorporated in 1970 under the laws of the Province of Ontario, Canada, initially produced lasers for scientific and research applications. By the 1980s, the company was developing, manufacturing and selling laser-based, advanced manufacturing systems for electronics, semiconductor, and general industrial applications.

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

Components Group

      The company’s component products are designed and manufactured at our facilities in Billerica, Massachusetts, Nepean, Ontario and Moorpark, California and are sold directly, or, in some territories, through distributors, to original equipment manufacturers, or OEMs. Products include optical scanners and subsystems used by OEMs for applications in materials processing, test and measurement, alignment, inspection, displays, imaging, graphics, vision, rapid prototyping, and medical use such as dermatology and ophthalmology. The Components Group also manufactures printers for certain medical end products such as defibrillators, patient care monitors and cardiac pacemaker programmers, as well as film imaging subsystems for use in medical imaging systems. Under the trade name, WavePrecision, we also manufacture precision optics supplied to OEM customers for applications in aerospace and semiconductor. Typical selling prices for Components products range from $200 to $4,000. Major markets are medical, semiconductor and electronics, light industrial and aerospace.

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

Laser Systems Group

      The company’s laser systems are designed and manufactured at our Wilmington, Massachusetts facility and are sold directly, or, in some territories, through distributors, to end users, usually semiconductor integrated device manufacturers and electronic component and assembly manufacturers. The Laser Systems Group also derives significant revenues from servicing systems in its installed base at customer locations. System applications include laser repair to improve yields in the production of dynamic random access memory chips, or DRAMs, permanent marking systems for silicon wafers and individual dies for traceability and quality control, circuit processing systems for linear and mixed signal devices, as well as for certain passive electronic components, and printed circuit boards manufacturing systems for via hole drilling, solder paste inspection and component placement inspection. Typical selling prices for such laser systems range from $100,000 to $1.5 million.

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

Components Group

      The Components Group benefits from having a broad product portfolio serving many different markets and customers. This has enabled sales to be less cyclical than the overall laser equipment market. The scanning components and multi-axis scan heads service many varied laser OEM applications. Strategies Unlimited, a research unit of PennWell, has forecast that these laser equipment market applications (medical, material processing and instrumentation) are projected to increase for 2003 by 5% to 12% over 2002 levels. Our printer products service the critical care medical equipment market. Most medical OEM programs run multiple years and help maintain stability of this product line. Our precision optics products are used by OEMs in aerospace and semiconductor industries. Sales of precision optics to telecommunication applications fell significantly in 2001 and 2002 due to overcapacity in that industry resulting from over-investment in telecom infrastructure in prior years.

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

      During the current business down cycle, both the semiconductor and electronics industries have undergone significant restructuring which may affect the historical cycle. Four major factors have combined to radically alter both industries:

•	the number of producers in each has reduced;

•	absence of capacity increases;

•	equipment throughput has increased; and

•	pressure for lower prices due to more competition.

      The number of active producers of DRAM’s has declined in the past three years due to consolidation caused by the economics of the marketplace. In Japan alone, which led the world in DRAM production through the last business cycle, the number of manufacturers has declined from six to one. Presently, after the consolidations, the capacity utilization in the industry is still low. Similarly, the electronics manufacturing services sector has consolidated with excess capacity. As a result, capital equipment purchasing in the industries has declined dramatically since 2000 due to this overcapacity situation.

      Currently, equipment is procured primarily for technology changeover, as opposed to increasing capacity. In the past, upcycles were fueled by additions of capacity to meet increased demand for chips. The absence of demand for more capacity in semiconductors is due, in large part, to the saturation in the end markets for products such as computers, mobile telephones and other wireless devices. Production of printed circuit boards is similarly affected.

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

Laser Group

      We focused our activity into a number of market segments where the clear benefits of laser processing match with the segments’ attributes of process speed, consistency, cost of application and value added by the laser process. We have developed a number of new products, which offer competitive price and processing performance in current and near future industrial markets. Our lasers produce high quality, repeatable cuts, welds or holes in products where laser processing is the key value-adding step. We released four new models of our continuous wave JK Series lasers which feature our patented super-modulation capability, which allows for dramatically improved processing at reduced power levels while reducing heat input and operating costs by giving process engineers control of key factors. In addition, four JK700TR pulsed lasers were introduced into the market in the fourth quarter of 2002.

      We work extensively with major customers to qualify our products into their production processes. Combining this with our service, technical and spares support ensures a longer-term business partnership with our customers.

Laser Systems Group

      We became a qualified vendor at six major DRAM manufacturers for the M430, our new technology platform for memory yield enhancement, which was introduced in the latter part of 2001. We completed the 300 millimeter SECS GEM (Semiconductor Equipment Communication Standard Generic Equipment Model) factory automation interface for wafer and die marking products, and we are in alpha test for memory yield improvement. We introduced the CSP 300, the industry’s first production system for die marking chip-scale packages, or CSP, on 300 millimeter wafers. Marking of CSPs is critical for both manufacturing process traceability and product identification. We believe the use of CSPs, which are small (down to sub-1mm in size), packageless IC devices, in next-generation end-user products, such as smart phones and advanced PDAs, is expected to grow as functionality increases and product form factors shrink in size. We also released the TrimSmart EP1000 laser trimmer for adjusting embedded passive components within the inner layers of multi-layer PCBs. This process change is in the early stages of development by leading-edge manufacturers of PCBs. This will allow for greater functionality to be attained within a smaller PCB size — a key market driver for the next-generation of personal, portable electronic devices.

Products and Services

      Our revenues in 2002 were derived from the following business segments, in millions of United States dollars:

Segment	Revenue

Components group	$70.5
Laser group	23.7
Laser Systems group	65.9
Other and intra-segment eliminations	(1.0)

Total	$159.1

Components Group

      Precision Motion Control Components and Subsystems. We produce optical scanners and scanner subsystems, which include optics, software and control systems. These are used by the company in some of its laser systems and by our customers in a variety of applications including materials processing, test and measurement, alignment, inspection, displays, imaging, graphics, vision, rapid prototyping, and medical applications such as dermatology and ophthalmology.

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

      Precision Optical Components. Our specialty and precision optical components are sold under the trade name WavePrecision. We specialize in complex, tight tolerance optical components and subassemblies for aerospace and semiconductor. Unique product features include polishing to sub-nanometer tolerances and proprietary coating techniques.

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

      CO2 Lasers for marking and coding. We produce a laser marking/ coding system in addition to a 45-75W range of pulsed CO2 lasers for high precision machining of non-metallic workpieces and a 200W high power pulsed CO2 laser for large area ablative machining.

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

      Memory Repair Systems. DRAMs are critical components in the active memory portion of computers and a broad range of other digital electronic products. First-pass manufacturing yields are typically low at the start of production of a new generation of higher capacity memory devices. Laser processing is used to raise production yields to acceptable economic levels. Our memory repair laser systems allow semiconductor manufacturers to effectively disconnect defective or redundant circuits in a memory chip with accurately positioned and power modulated laser pulses. Shrinking DRAM die-density to tight circuit pitches below two microns requires systems, such as ours, to operate with exceptional accuracy of less than 0.2 micron while processing at a rate of 30,000 circuits per second. As a point of reference, the diameter of a human hair is greater than 100 microns.

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

      Components are sold worldwide, mostly through direct sales, as well as through distributors to OEMs. There are direct application engineering centers located in Billerica, Massachusetts, Munich, Germany and Tokyo, Japan to support pre- and post-sales of our products. The Components Group does not field service/ repair its products, but relies, instead, on return-and-repair, given the relatively small physical size of the products sold and fundamental nature of the products.

      Lasers are sold worldwide, either directly or through distributors to end-users, OEMs and systems integrators in North America and Europe, and through distributors in Japan, Asia-Pacific and China. Sumitomo Heavy Industries Ltd. (a significant shareholder of the company) is our distributor in Japan. Our worldwide network of integrators are also an active sales channel offering complete turn key solutions to customers demanding single point responsibility. Significant revenues are derived from providing parts and technical support for lasers in our installed base.

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

Components Group

      In component markets, we compete primarily with Cambridge Technology, Inc., a unit of Excel Technology, in scanning components, and Scanlabs Gmbh for scanning subsystems. Most of our competition for printer products comes from make/buy decisions by the medical OEMs. Competition in precision optics is rather fragmented among numerous suppliers.

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

Patents and Intellectual Property

      Our intellectual property includes copyrights, patents, proprietary software, technical know-how and expertise, designs, process techniques and inventions. As of December 31, 2002, we held 113 United States and 73 foreign patents; in addition, applications were pending for 59 United States and 122 foreign patents. We have also obtained licenses under a number of patents in the United States and foreign countries and may require licenses under additional patents. There can be no assurance as to the degree of protection offered by these patents or as to the likelihood that patents will be issued for pending applications.

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

Government Regulation

      We are subject to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the National Center for Devices and Radiological Health, a branch of the United States Food and Drug Administration. Among other things, these regulations require a laser manufacturer to file new product and annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to incorporate design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes (based on the level of radiation from the laser that is accessible to users). Various warning labels must be affixed and certain protective devices installed depending on the class of product. The National Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of the regulatory requirements. We are subject to similar regulatory oversight, including comparable enforcement remedies, in the European markets we serve.

Other

      Information concerning product lines, backlog, working capital and research and development expenses may be found in Item 7, Management Discussion and Analysis. Information about geographic segments may be found in note 14 to the financial statements.

Website and Access to Financial Filings

      We maintain an Internet website at http://www.gsilumonics.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Form 10-K/A. We make available free of charge through our website our proxy statements, registration statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. Our SEC filings are also available over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we have filed by visiting the SEC’s public reference rooms in Washington, D.C. and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information about the public reference rooms. You may also inspect our SEC reports and other information at the offices of the National Association of Securities Dealers, Inc., 1735 K Street, N.W., Washington, D.C. 20006. In addition, our reports and other information are filed with securities commissions or other similar authorities in Canada, and are available over the Internet at http://www.sedar.com.

Special Note Regarding Forward-Looking Statements

      Certain statements in this Form 10-K/A constitute forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, tax issues and other matters. All statements contained in this Form 10-K/A that do not relate to matters of historical fact should be considered forward-looking statements, and are generally identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and “objective” and other similar expressions. Readers should not place undue reliance on the forward-looking statements contained in this document. Such statements are based on management’s beliefs and assumptions and on information currently available to management and are subject to risks, uncertainties and changes in condition, significance, value and effect, including risks discussed in reports and documents filed by the company with the United States Securities and Exchange Commission and with securities regulatory authorities in Canada. Such risks, uncertainties and changes in condition, significance, value and effect, many of which are beyond our control, could cause our actual results and other future events to differ materially from those anticipated. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.     Properties

      The principal owned and leased properties of the company and its subsidiaries are listed in the table below.

		Current	Approximate
Location	Principal Use	Segment	Square Feet	Owned/Leased

Facilities Used in Current Operations
Billerica, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales, Corporate	1,4	90,000 (two sites)	Leased; one expires in 2008 with two 5-year renewal options; one expires in 2006
Ottawa (Nepean), Ontario, Canada	Manufacturing, R&D, Marketing, Sales	1	24,000	Owned
Moorpark, California, USA	Manufacturing, R&D, Marketing, Sales	1	49,000 (three sites)	Leased; two leases expire in 2005 with one 5-year renewal option; one lease expires in 2004
Rugby, United Kingdom	Manufacturing, R&D, Marketing, Sales	2	113,000	Owned; approximately 10% of the space is subleased through 2012
Wilmington, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales	3	78,000	Leased; expires in 2007 with two 5-year renewal options
Farmington Hills, Michigan, USA	Partially occupied by Customer Support and Sales	2,3	56,000	Leased; expires in 2003
Munich, Germany	Partially occupied Customer Support, Logistics, Sales and Applications Engineering	1,2,3	29,000	Leased; expires in 2013 with option to renew
Excess or Unoccupied Facilities
Ottawa (Kanata), Ontario, Canada	Currently unoccupied and offered for sale	4	75,000	Owned
Ottawa (Nepean), Ontario, Canada	Subleased effective March 2002	4	10,000	Leased; expires in 2006
Maple Grove, Minnesota, USA	Currently unoccupied	4	104,000	Leased; expires in 2003

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

      Electro Scientific Industries, Inc. v. GSI Lumonics Inc. et al. On March 16, 2000, Electro Scientific Industries, Inc. filed an action for patent infringement in the United States District Court for the Central District of California against the company and Dynamic Details Inc., an unrelated party that is one of the company’s customers. Electro Scientific alleged that the company offered to sell and import into the United States the GS-600 high speed laser drilling system and that Dynamic Details possessed and used a GS-600 System. It further alleged that Dynamic Details’ use of the GS-600 laser system infringed Electro Scientific’s United States patent 5,847,960 and that the company had actively induced the infringement of, and contributorily infringed, the patent. Electro Scientific sought an injunction, unspecified damages, trebling of those damages, and attorney fees. The company indemnified Dynamic Details with respect to these allegations. On August 14, 2001, the United States District Court for the Central District of California granted the company’s motion for summary judgment of non-infringement and denied Electro Scientific’s motion for summary judgment of infringement. In the ruling, the court concluded that the GS-600 system did not literally infringe the asserted claims of the alleged Electro Scientific patent, nor did it infringe under the doctrine of equivalents. On September 7, 2001, Electro Scientific appealed the District Court’s decision on the summary judgment motions and oral arguments were heard on May 7, 2002. On October 7, 2002, the Court of Appeals vacated the summary judgment ruling of non-infringement of the District Court and remanded the matter back to the District Court for additional claim construction. In November 2002, the company reached an agreement with Electro Scientific Industries Inc. and Dynamic Details pursuant to which the case was dismissed without prejudice. In connection with the agreement, the company paid Electro Scientific Industries an amount that was not material to the company’s results of operations or financial position.

      Other. As the company has disclosed since 1994, a party has commenced legal proceedings in the United States against a number of United States manufacturing companies, including companies that have purchased systems from us. The plaintiff in the proceedings has alleged that certain equipment used by these manufacturers infringes patents claimed to be held by the plaintiff. While we are not a defendant in any of the proceedings, several of our customers have notified us that, if the party successfully pursues infringement claims against them, they may require us to indemnify them to the extent that any of their losses can be attributed to systems sold to them by us. Due to (i) the relatively small number of systems sold to any one of the company’s customers involved in this litigation, (ii) the low probability of success by the plaintiff in securing judgment(s) against the company’s customers and (iii) the existence of a countersuit that seeks to invalidate the patents that are the basis for this litigation, we do not believe that the outcome of any these claims individually would have a material adverse effect upon our financial condition or results of operations. No assurances can be given, however, that these or similar claims, if successful and taken in the aggregate, would not have a material adverse effect upon our financial condition or results of operations.

      We are also subject to various legal proceedings and claims which arise in the ordinary course of business. We do not believe that the outcome of these claims will have a material adverse effect upon our financial condition or results of operations but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect upon our financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

Market Information

      Our common shares, no par value, trade on The NASDAQ Stock Market® under the symbol “GSLI” and on the Toronto Stock Exchange under the symbol “LSI.” From September 29, 1995 until the 1999 merger between General Scanning, Inc. and Lumonics Inc., Lumonics Inc.’s common shares were traded on the Toronto Stock Exchange under the symbol “LUM.”

      The following table sets forth, for the periods indicated, the high and low closing prices per share of our common shares as reported by The NASDAQ Stock Market® in United States dollars and the Toronto Stock Exchange in Canadian dollars.

	NASDAQ Stock		Toronto Stock
	Market® Price		Exchange Price
	Range US$		Range Cdn$

	High	Low	High	Low

Fiscal year 2002:

First Quarter	$10.78	$7.80	$17.20	$12.50
Second Quarter	11.22	6.88	17.80	10.49
Third Quarter	8.46	4.71	13.06	7.50
Fourth Quarter	6.89	3.65	10.90	5.90

Fiscal year 2001:

First Quarter	$13.31	$7.28	$20.00	$11.59
Second Quarter	11.01	6.69	16.75	10.68
Third Quarter	9.25	6.18	14.40	9.77
Fourth Quarter	8.90	6.58	14.16	10.28

Holders

      As of the close of business on Thursday, May 8, 2003, there were approximately 154 holders of record of our common shares. Since many of the common shares are registered in “nominee” or “street” names, we estimate that the total number of beneficial owners is considerably higher. As of the close of business on Thursday, May 8, 2003, there were approximately 158 holders of record of options to acquire our common shares.

Dividends

      We have never paid cash dividends on our common shares. We currently intend to reinvest our earnings for use in our business and do not expect to pay cash dividends in the foreseeable future. Subject to the provisions of the Canada-United States Income Tax Convention, Canadian withholding tax at a rate of 25% would be payable on dividends paid or credited, or deemed to be paid or credited, by the company to a United States holder on its common shares. The withholding tax rate is reduced to 15%, or if the United States holder is a corporation that owns 10% or more of our voting shares, to 5%.

Item 6.	Selected Financial Data

      The following selected consolidated financial data as of and for the five years ended December 31, 2002 are derived from our audited consolidated financial statements. This information should be read together with consolidated financial statements of GSI Lumonics Inc., including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data in this section is not intended to replace the consolidated financial statements.

      On March 22, 1999, Lumonics Inc. and General Scanning, Inc. completed a merger of equals. GSI Lumonics Inc. (the combined entity) recorded this transaction as a purchase for accounting purposes. Accordingly, the consolidated financial statements exclude the results of General Scanning, Inc. before the merger date and therefore do not provide meaningful year-to-year comparative information. Results for 1999 reflect $34.5 million of restructuring and acquired in-process research and development expenses related to the merger. Commencing in the first quarter of 2002, we classified service sales support and service management costs as selling, general and administrative expenses. In prior years, we classified these costs as cost of goods sold and such costs have been reclassified in the comparative statement of operations for each year except 1998. The data was not available to make the reclassification for 1998, because this was pre-merger, as noted above, and information was not kept in the same manner or on the same systems; therefore 1998 is not comparable to the other years.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands except per share amounts)
Condensed Consolidated Statement of Operations:
Sales	$159,070	$247,904	$373,864	$274,550	$144,192
Gross profit	49,194	85,782	131,471	99,957	40,673
Operating expenses:
Research and development	20,444	25,634	33,931	28,700	12,985
Selling, general and administrative	55,483	73,815	87,459	68,833	38,191
Amortization of purchased intangibles	5,135	5,226	4,851	4,070	861
Acquired in-process research and development	—	—	—	14,830	—
Restructuring (note 11)	6,448	2,930	10,141	19,631	2,022
Other (note 11)	(1,021)	(148)	(2,945)	—	—

Loss from operations	(37,295)	(21,675)	(1,966)	(36,107)	(13,386)
Other income (expense)	590	(797)	77,009	(1,223)	2,210

Income (loss) before income taxes	(36,705)	(22,472)	75,043	(37,330)	(11,176)
Income tax provision (benefit)	(8,981)	(7,774)	29,666	(2,556)	(3,260)

Net income (loss)	$(27,724)	$(14,698)	$45,377	$(34,774)	$(7,916)

Net income (loss) per common share:
Basic	$(0.68)	$(0.36)	$1.19	$(1.14)	$(0.46)
Diluted	$(0.68)	$(0.36)	$1.13	$(1.14)	$(0.46)
Weighted average common shares outstanding (000s)	40,663	40,351	38,187	30,442	17,079
Weighted average common shares outstanding and dilutive potential common shares (000s)	40,663	40,351	40,000	30,442	17,079

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Working capital	$172,135	$224,787	$190,935	$103,727	$85,977
Total assets	297,088	336,687	434,949	289,722	159,642
Long-term liabilities, including current portion	6,004	4,736	8,524	9,898	7,082
Total stockholders’ equity	254,481	282,330	289,267	171,730	120,757

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Results of Operations. The following table sets forth items in the consolidated statement of operations as a percentage of sales for the periods indicated:

	Year Ended December 31,

	2002	2001	2000

Sales	100.0%	100.0%	100.0%
Cost of goods sold	69.1	65.4	64.8

Gross profit	30.9	34.6	35.2
Operating expenses:
Research and development	12.9	10.3	9.1
Selling, general and administrative	34.9	29.8	23.5
Amortization of purchased intangibles	3.2	2.1	1.3
Restructuring	4.0	1.2	2.7
Other	(0.6)	(0.1)	(0.8)

Operating expenses	54.4	43.3	35.8

Loss from operations	(23.5)	(8.7)	(0.6)
Gain (loss) on sale of assets and investments	—	(1.9)	20.5
Other income (expense)	(0.3)	—	—
Interest income, net	1.3	1.7	0.9
Foreign exchange transaction gains (losses)	(0.5)	(0.1)	(0.8)

Income (loss) before income taxes	(23.0)	(9.0)	20.0
Income tax provision (benefit)	(5.6)	(3.1)	7.9

Net income (loss)	(17.4)%	(5.9)%	12.1%

      Commencing in the first quarter of 2002, we classified service sales support and service management costs as selling, general and administrative expenses. The change was made to properly classify costs that we believed should be classified as selling, general and administrative costs rather than cost of sales. The primary components of the costs reclassified were the general management of the company’s service organization, which included the vice president of that organization and management employees worldwide who report to him, sales and marketing activities for service products, training development and order entry support. The company continues to reflect all direct field costs for services as well as technical support costs in cost of sales.

Business Environment and Restructurings

      Several significant markets for our products have been in severe decline for the past two years. Our sales of systems for semiconductor and electronics applications and precision optics for telecommunications have declined. The continued downturn in demand for capital equipment in our major markets, which commenced in mid 2001 and continues to the present, is due to the downturn in general economic conditions, combined with our customers’ current excess of manufacturing capacity and their customers’ excess inventories of semiconductor and electronic components. In response to the business environment, we have taken the following measures.

      During fiscal 2000 and through the first quarter of 2003, we accomplished the major portion of a strategic repositioning of the company through a series of steps, including divestitures and one acquisition and the restructurings described below.

      From 2000 through 2002, the company faced a 57% decline in revenues and responded by streamlining operations to reduce fixed costs. This was done in stages under different restructuring plans that focused on different areas of the company over time.

2000

      During 2000, the company took total restructuring charges of $15.1 million and reversed a provision of $5 million primarily for plant consolidation costs originally recorded in 1999 that were for restructuring actions not taken. As part of our strategic repositioning, during the fourth quarter of fiscal 2000, the executive team approved a plan to restructure our Rugby, United Kingdom operations and our manufacturing capacity worldwide. In connection with that restructuring, the company recorded a charge of $12.5 million, consisting of $1 million to accrue employee severance for approximately 50 employees; other exit costs of $3.8 million for the company’s United Kingdom operation and worldwide distribution system related to high-power laser systems for certain automotive applications; and $7.7 million associated with restructuring for excess capacity at three leased facilities in the United States and Germany. The company also recorded a non-cash write-down of land and building in the United Kingdom of $2 million. Compensation expense of $0.6 million from the acceleration of options upon the sale of businesses during the year was also charged to restructuring. In addition, an inventory write-down to net realizable value of $8.5 million was recorded in cost of goods sold related to the high-power laser system product line. The company recorded a reversal of $0.5 million in the fourth quarter of 2001 for costs that will not be incurred. The provisions for lease costs in the United States and Germany primarily related to future contractual obligations under operating leases, net of expected sublease revenue on leases that the company cannot terminate. The Rugby, United Kingdom land and building write down reflects the net realizable value based on market assessments for the facility. The other exit costs were based primarily on purchase commitments of the company at the time of the restructuring that the company could not terminate.

      Cumulative cash draw-downs of $6 million, reversal of $0.5 million for restructuring costs that will not be incurred and non-cash draw-down of $2.6 million have been applied against the total $15.1 provision, resulting in a remaining balance of $6 million as at December 31, 2002. All actions relating to the 2000 restructuring charge have been completed except for the balance accrued for the Farmington Hills, Michigan and the Maple Grove, Minnesota facilities, which is expected to be completed during 2003 at the end of the lease terms.

2001

      During the fourth quarter of fiscal 2001, as a response to declining sales, the executive team approved a plan to further reduce capacity, and the company recorded a charge of $3.4 million to accrue employee severance of $0.9 million for approximately 35 employees at our Farmington Hills, Michigan and Oxnard, California locations, leased facilities costs of $1.8 million associated with restructuring for excess capacity at five leased locations in the United States, Canada, and Germany and write-down of leasehold improvements and certain equipment of $0.7 million associated with the exiting of leased facilities. The lease costs primarily related to future contractual obligations under operating leases, net of expected sublease revenue on leases that the company cannot terminate. The expected effects of the 2001 restructuring were to better align our ongoing expenses and cash flows in light of reduced revenues.

      Cumulative cash draw-downs of approximately $2.4 million and non-cash draw-downs of $0.7 million have been applied against the provision, resulting in a remaining provision balance of $0.3 million as at December 31, 2002. The restructuring was completed, except for costs that are expected to be paid on the leased facilities in Munich, Germany (lease expiration January 2013), Oxnard, California (expected payment March 2003) and Nepean, Ontario (lease expiration January 2006).

2002

      Two major restructuring plans were initiated in 2002. In the first quarter of 2002, the company made a determination to reduce fixed costs by transferring the manufacturing operations of the Kanata, Ontario facility to other manufacturing facilities. Associated with this decision, the company incurred restructuring costs in the first, second, and fourth quarters of 2002. At this time, the company believes that all cost associated with the closure of this facility have been recorded, as noted below.

      During the first quarter of 2002, the company consolidated its electronics systems business from its facility in Kanata, Ontario into the company’s existing systems manufacturing facility in Wilmington, Massachusetts and transferred its laser business from the company’s Kanata, Ontario facility to its existing facility in Rugby, United Kingdom. The company then closed its Kanata, Ontario facility. Restructuring provisions totaling $2.7 million in the first quarter of 2002, relate to severance and benefits of $2.2 million for the termination of approximately 90 employees, $0.3 million for the write-off of furniture, equipment and system software, and $0.2 million for plant closure and other related costs. Future expense and cash outflow associated with the termination of the 90 employees will be avoided, improving income before tax and cash flow by approximately $1.2 million per quarter.

      During the second quarter of fiscal 2002, the company recorded additional restructuring charges of $1.4 million related to cancellation fees on contractual obligations of $0.3 million and an aggregate write-down of land and building in Kanata, Ontario and Rugby, United Kingdom of $0.8 million, and leased facility costs of $0.3 million at the Farmington Hills, Michigan and Oxnard, California locations. The lease costs primarily related to future contractual obligations under operating leases, net of expected sublease revenue on leases that the company cannot terminate. The write-downs of the land and building brings the buildings offered for sale in line with market values and has no effect on cash.

      The second restructuring plan in 2002 related to the refocusing of our Nepean, Ontario operations on its custom optics business, as a result of the telecom industry’s severe downturn. The executive team approved a plan to reduce capacity and the company recorded a pre-tax restructuring charge of $2.3 million in the fourth quarter of 2002. The company downsized manufacturing operations in its Nepean, Ontario facility, and we incurred $0.6 million of expense for severance and benefits for the termination of approximately 41 employees. Future expense and cash outflow associated with the 41 terminated employees will be avoided, improving quarterly income before tax and cash flow by approximately $0.5 million per quarter. The company also wrote-off approximately $0.2 million of excess fixed assets and wrote-down one of the Nepean, Ontario buildings by $0.2 million to its estimated fair market value. Additionally, we continued to evaluate accruals made in prior restructuring and we recorded charges of approximately $0.8 million for an adjustment to earlier provisions for the leased facilities in Munich, Germany, Maple Grove, Minnesota and Farmington Hills, Michigan. The company also took a further write-down of $0.3 million on the buildings in Kanata, Ontario and Rugby, United Kingdom and a $0.1 million write-off for fixed assets in Kanata and a $0.1 million for the Maple Grove, Minnesota and Farmington Hills, Michigan facilities.

      At December 31, 2002, the net book value of two facilities, one in Kanata, Ontario and the other in Nepean, Ontario, was reclassified as held for sale and included in other assets.

      Cumulative cash draw-downs of approximately $2.1 million and non-cash draw-downs of $1.8 million have been applied against the provisions taken in 2002, resulting in a remaining provision balance of $2.5 million at December 31, 2002. For severance related costs associated with these two restructuring actions, the company does not anticipate taking additional restructuring charges and expects to finalize payment in 2003. The company will continue to evaluate the fair value of the buildings and fixed assets that were written down. The restructuring is expected to be complete during January 2013 at the end of the lease term for the Munich facility.

      The result of this restructuring activity was the establishment of our three new primary business segments: Components, Lasers and Laser Systems. In addition, improved working capital management provided substantially reduced investment in receivables and inventories.

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

	2002	2001
	Sales	Sales

Components	$70.5	$88.7
Lasers	23.7	39.1
Laser Systems	65.9	124.0
Other and intra-segment eliminations	(1.0)	(3.9)

Total	$159.1	$247.9

      Sales for 2002 decreased by $88.8 million or 36% compared to 2001. The divestiture and discontinuation of product lines accounted for $12 million of this reduction. But, the primary reason for the decline remains the deep recession in the market for semiconductor and electronic capital equipment and optical telecommunications components, which began midway through 2001. Sales have now stabilized at a level of approximately $40 million per quarter since the third quarter of 2001.

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

      Sales in the Lasers segment declined by $15.4 million or 39% below 2001 results. The decline was due to a combination of repositioning the business out of high power automotive lasers into lower power lasers for medical and other markets, as well as the introduction of a new family of products. Our JK series and Excimer laser product lines accounted for $10.8 million or 70% of the sales decline in this segment against 2001. Excimer laser sales declined as a result of the collapse of the telecommunications market. Discontinued product lines accounted for $1.4 million of the 2002 sales decline.

      The sales of Laser Systems have suffered the most with a $58.1 million or 47% decline from 2001. Our Trim & Test, WaferMark and DrillStar product line sales decreased by a combined $57.9 million primarily due to lower volume reflecting the downturn in the global semiconductor, electronics and telecom industries. These factors were partially offset by market acceptance of our Memory Repair product line, sales of which increased by $10.9 million in 2002 from 2001. Discontinued and divested product lines accounted for $10 million of the 2002 sales decline.

      Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: the

United States; Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific, but the sales of our systems are billed and shipped to locations in the United States. These sales are therefore reflected in United States totals in the table below. The following table shows sales in millions of dollars to each geographic region for 2002, 2001 and 2000.

	2002		2001		2000

		% of		% of		% of
	Sales	total	Sales	total	Sales	total

United States	$94.7	59%	$119.3	48%	$177.8	48%
Canada	1.9	1	11.4	5	20.2	5
Latin and South America	1.2	1	0.9	—	5.5	1
Europe	25.8	16	50.7	20	72.0	19
Japan	23.5	15	41.0	17	58.2	16
Asia-Pacific, other	12.0	8	24.6	10	40.2	11

Total	$159.1	100%	$247.9	100%	$373.9	100%

      The significant downturn in economic conditions that commenced in 2001, especially in the global semiconductor, electronics and telecom industries, continues to impact sales in all of our geographic regions. The 2002 sales decline of 20.6% in the United States was not as marked as the percent decline in other regions, because there was a relatively moderate sales decline of 23% in the Components sales segment, which is predominately in the United States, and there was a $6.4 million sales increase in the United States in Memory Repair over 2001. Sales from the Components segment and Memory Repair accounted for respectively $52.7 million or 56%, and $12.5 or 13% of the sales recorded in the United States in 2002. Other products sold in the United States recorded a combined 40% decline in 2002. The decline in Canada in 2002 compared to 2001 relate primarily to the downturn of the optics and telecommunication market sectors. Europe, Japan and Asia Pacific all suffered from the downturn in the semiconductor and electronics markets. In 2000, all geographic regions had relatively strong sales. This was especially true for Japan and Asia Pacific, which experienced recovery in 2000 after the financial crisis and economic downturn of the 1990s.

      Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Backlog was $42 million at December 31, 2002, compared to $50 million at December 31, 2001 and $119 million at December 31, 2000.

      Gross Profit. Gross profit was 30.9% in 2002 and 34.6% in 2001. Gross profit as a percentage of sales in 2002 decreased compared to 2001 primarily as a result of fixed costs representing a larger percentage of cost of sales in 2002 as compared to 2001. Fixed costs for manufacturing and service were 18.1% of sales in 2002 versus 14.6% in 2001. While fixed costs of sales decreased by $7.4 million, or 20%, from 2001 to 2002, sales in the same period decreased by 36%. Favorable fluctuations in cost of materials (3%) and other costs of sales (1%) were offset by unfavorable fluctuations in direct service cost (3%) and inventory provision (1%).

      Although the number of competitors in our marketplace remained relatively constant, demand for our products, particularly products in the markets served by our Laser Systems segment, decreased in 2002 from 2001. As a result, we faced increased competition for fewer potential sales. In an effort to reduce some of our slower moving inventory, we reduced prices on some of our products, primarily in lines in which the company does not expect to focus significant resources in the future. We anticipate that pricing pressure will continue in the future and that such pressure will continue to affect sales particularly in our Laser Systems segment. To attempt to improve our gross profit as a percentage of sales in the future, we have taken steps to reduce our fixed manufacturing costs and to add technology features to some of our products that, as a result, we believe may command a premium price, although no assurances can be given that we will be successful in improving or preventing a future decline in our gross profit percentage.

      As a policy, we review inventory values, based on expected future usage, to ensure that inventory is recorded at the lower of cost or net realizable values. The company establishes a reserve in the event of excess inventory. In 2002, as sales declined, the company established additional inventory reserves for potential excess and obsolete inventory. The majority of these reserves were in our Laser Systems and Lasers segments. The company has initiated programs to try to sell this inventory and believes that, based on the stabilization of sales since the third quarter of 2001, the current inventory provisions are adequate, although no assurances can be given that such provisions will be adequate or that the markets that our products serve will not further deteriorate.

      Commencing in the first quarter of 2002, we classified service sales support and service management costs as selling, general and administrative expenses. In prior years, we classified these costs as cost of goods sold. As such we have reclassified in the comparative statement of operations $5.3 million in 2002 and $5.1 million in 2001 from cost of goods sold to selling, general and administrative expenses. The reclassification was prepared on a consolidated basis only and is not available by segment.

      Research and Development Expenses. Research and Development (R&D) expenses for 2002 were 12.9% of sales or $20.4 million, compared to 10.3% of sales or $25.6 million in 2001.

      The R&D expenses in the Components segment were $4.4 million in 2002 compared to $6.3 million in 2001. The decrease in R&D expenses of $1.9 million in 2002 is due primarily to a $1.3 million reduction in projects related to the telecommunications market.

      The R&D expenses in the Lasers segment were $2.8 million in 2002 compared to $3 million in 2001. The modest reduction in R&D spending in 2002 in spite of lower sales confirm the company’s commitment to grow the equipment sales in this segment.

      The R&D expenses in the Laser Systems segment were $12.4 million in 2002 compared to $16.4 million in 2001. The decrease of $4 million in 2002 reflects the completion of major projects and the impact of initiatives undertaken by the company to focus our spending on key potential growth areas.

      R&D expenses for $0.8 million in 2002 compared to none in 2001 were recorded at the corporate level. These expenses are mostly in support of our patent application management. In 2001 similar expenses were recorded at the factory level.

      Selling, General and Administrative Expenses. Selling, General and Administrative (SG&A) expenses decreased by $18.3 million to $55.5 million or 34.9% of sales in 2002 compared to $73.8 million or 29.8% of sales in 2001. Significant headcount reductions during the year resulted in a reduction for SG&A of 31% from December 31, 2001 to December 31, 2002. SG&A cost reductions, however, did not decline during 2002 proportionately as much as our sales, resulting in an increase in SG&A as a percentage of sales ratio from 2001 to 2002. Of the total decrease in SG&A expenses from 2001 to 2002, $9 million or 49% of the decrease is attributable to reduced personnel costs, such as salaries and benefits, as a result of the reductions in headcount made during 2002 and mandatory shutdown days. Also, as a result of decreased hiring, recruiting expenses decreased by $0.5 million. Lower commissions as a result of lower sales accounted for $1.9 million or 10% of decrease in SG&A expenses from 2001 to 2002. Lower occupancy costs as a result of reductions in operating locations accounted for $1.3 million or 8% of the decrease in SG&A spending year over year. Reductions in spending on consultants and temporary employees accounted for $1.2 million or 6% of the decrease in SG&A expenses from 2001 to 2002. Lower spending on travel related expenses accounted for $1 million or 5% of the decrease in SG&A expenses. Although legal expenses decreased by $0.9 million from 2001 to 2002, they were still approximately $2.5 million for the year ended 2002, as a result of expenses associated with the defense of two lawsuits that were settled in 2002. The balance of the decrease in SG&A expenses from 2002 to 2001 of approximately $2.5 million was in a variety of areas as a result of cost cutting measures that were implemented.

      As noted above, in 2002 service sales support and service management costs were reclassified to selling, general and administrative expenses from cost of goods sold. As this was done on a consolidated basis, it is not possible to breakdown SG&A expenses by segment.

      Amortization of Purchased Intangibles. Amortization of purchased intangibles was $5.1 million in 2002 compared to $5.2 million in 2001. This slight decrease in the amortization in 2002 as compared to 2001 is due to the write-down of certain intangibles that occurred at the end of 2001.

      Restructuring. As described above and in note 11 to the audited consolidated financial statements for the year ended December 31, 2002, we recorded restructuring charges of $6.4 million in the year then ended, and of $2.9 million in the year ended December 31, 2001.

      Other. Other includes a net benefit of $0.7 million from settlement of two lawsuits during 2002 and royalty income of $0.3 million. As more fully described in note 11 to the audited consolidated financial statements for the year ended December 31, 2002, during the fourth quarter of 2001, the company recorded a reduction of purchased intangibles related to technologies no longer a part of the business in the amount of $1.8 million. Also, during 2001, the company recorded a benefit of $0.3 million related to royalties earned on the divested OLT precision alignment system product line. The company also adjusted a $19 million provision originally recorded the first quarter of fiscal 1999 related to litigation and recorded a benefit of $1.6 million when the litigation was settled.

      Loss from Operations. The following table sets forth loss from operations in thousands of dollars by our business segments for the years ended December 31, 2002 and 2001.

	Year Ended December 31,

	2002	2001

Profit (loss) from operations before income taxes
Components	$16,763	$18,603
Lasers	(5,010)	4,425
Laser Systems	(18,732)	(23,712)

Total by segment	(6,979)	(684)
Unallocated amounts:
Corporate expenses	19,754	12,983
Amortization of purchased intangibles	5,135	5,226
Restructuring and other	5,427	2,782

Loss from operations	$(37,295)	$(21,675)

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

      Other Expense. In 2002, we recorded a write-down of approximately $0.6 million related to an investment in OpNet Partners, L.P. See note 10 to the audited consolidated financial statements.

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

2001 Compared to 2000

      Sales. The total sales in 2001 of $247.9 million were $126 million or 34% below the total sales in 2000. The divestitures of the LaserDyne, Custom Systems, Life Sciences, Metrology and Xymark product lines accounted for $42.8 million or 34% of the decline. The discontinuation of the AM Series and other product lines accounted for $35.2 million or 28% of the decline. We expect that sales from these divested and discontinued product lines will be negligible going forward. The balance of the 2001 sales decline as compared to the prior year was primarily due to the significant downturn in the markets we serve, especially in the semiconductor and electronics markets.

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

      Restructuring. As described above and in note 11 to the audited consolidated financial statements for the year ended December 31, 2002, we recorded restructuring charges of $2.9 million in the year ended December 31, 2001 and $10.1 million in the year ended December 31, 2000.

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

      Stock Based Compensation. We recognize compensation expense for stock options under the intrinsic value method, as allowed in APB 25. At this time, the company does not intend to include stock based compensation expense directly in the results of operations, except as required under APB 25, but to disclose the pro-forma effects of stock based compensation in the notes to the financial statements. If the accounting rules change to require the expensing of all stock based compensation, then our results of operations would be lower. See note 7 to the financial statements for the disclosure of the effects of stock based compensation.

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

      Pension Plan. The company’s United Kingdom subsidiary maintains a defined benefit pension plan, whose membership was closed effective 1997. At year-end 2002, because of significant declines in the stock market and low interest rates, the market value of the plan assets was approximately $5 million less than the projected benefit obligation.

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

      In December 2002, the company notified plan participants that it intended to cease sponsoring the pension plan. Statutorily required consultations with the plan participants are being held, during which benefits continue to accrue. No final decision has been made by the pension plan trustees. The company, however, cannot currently quantify its liability in connection with the curtailment of the pension plan, which will depend on the timing and details of the curtailment and the actual settlements with the plan participants, if any.

Liquidity and Capital Resources

     Lines of Credit

      At December 31, 2002, the company had lines of credit denominated in United States and Canadian dollars with Fleet National Bank, or Fleet, Bank One and Canadian Imperial Bank of Commerce, or CIBC, and letters of credit with National Westminster Bank, or NatWest, for a total amount of available credit of $12.1 million versus $32.4 million at December 31, 2001. The company’s agreement with Fleet provides for an $8 million line of credit. At December 31, 2002, the company had a $4 million line of credit with CIBC. NatWest provides a $0.1 million bank guarantee for letters of credit used for VAT purposes in the United Kingdom. At December 31, 2002, marketable securities totaling $14.5 million had been pledged as collateral for the Fleet and CIBC credit facilities under security agreements. The line of credit with Fleet expires on June 28, 2003. In addition to the customary representations, warranties and reporting covenants, the borrowings under the Fleet credit facility require the company to maintain a quarterly minimum tangible net worth of $200 million. The line of credit with CIBC was reviewed by the company and a decision to cancel the line of credit was conveyed to CIBC prior to December 31, 2002. By giving CIBC appropriate advance notice, the company initiated its right to cancel the line of credit at any time at no cost, excluding breakage fees relating to the used and outstanding amounts under fixed loan instruments, which we do not expect to be material. The $0.4 million remaining under the CIBC credit facility at March 28, 2003 should be cancelled by the end of the second quarter of 2003. The company also cancelled a credit facility with Bank One on December 20, 2002 without paying any breakage fees. North American inventories and receivables were pledged as collateral for the Bank One credit facility. Bank One continues to work on the release of all liens and obligations associated with the facility.

      The company had approximately $12.1 million denominated in Canadian dollars and United States dollars that are available for general purposes, under the credit facilities discussed above, at December 31, 2002. Of the available $12.1 million at December 31, 2002, $7.7 million was in use; consisting of $3.8 million committed at Fleet Bank for use in foreign exchange transactions, $2.9 million in Rugby, United Kingdom under the CIBC credit facilities and approximately $0.8 million of bank guarantees and outstanding letters of credit under the CIBC credit facility and $0.1 million with NatWest. Though the Fleet Bank amount of $3.8 million is committed for support of foreign currency hedging contracts and not, therefore, available, it is not considered used for purposes of calculating interest payments. The aggregate unused portion of credit available under the credit facilities amounted to $4.4 million at December 31, 2002. The Fleet line of credit is due on demand and bears interest based on either prime or LIBOR depending on the borrowing notification period. This resulted in an effective average rate of 1.79% for fiscal 2002.

     Cash Flows for the Years Ended December 31, 2002, 2001, 2000

      The company used $19.3 million in cash during 2002 to close the year on December 31, 2002 with cash and cash equivalents of $83.6 million compared to $103 million at December 31, 2001 and $113.9 million at December 31, 2000. In addition, short-term investments were $29 million at December 31, 2002 a decrease of $14.5 million compared to December 31, 2001. Long-term investments totaled $37.4 million at December 31, 2002. Short-term, long-term and other investments consist principally of commercial paper, governments, short-term corporate debt, and banker’s acceptances with original maturities greater than three months. The total of cash, cash equivalents and investments at December 31, 2002 was $150 million.

      We generated $11.7 million in cash from operating activities during 2002. The net loss, after adjustments for non-cash items, resulted in a use of cash of $10 million in 2002. Accounts receivable, inventories and other current assets generated a further $29.8 million during 2002, which was offset by current liabilities using $8.1 million. Accounts receivables contributed $9.4 million due to a 17-day improvement in the average time of collection offset by the impact on receivables of a $2.7 million sales increase in the fourth quarter of 2002 over the fourth quarter of 2001. Inventories contributed $19.6 million due to a reduction in manufacturing activities caused by lower demand in 2002, and management’s focus on disposing of slow moving inventory. These efforts resulted in inventory turns increasing to 3.0 at the end of 2002 from 2.3 at the end of 2001. The reduction in current liabilities is due to a lower manufacturing activities and lower spending due to a reduction in workforce. During 2001, we used $17.5 million in operating activities. Net income, after adjustment for non-cash items, generated cash of $12.8 million in 2001. Accounts receivable, inventories and other current assets generated a further $57.4 million, which was more than offset by current liabilities using $87.7 million. Accounts receivable contributed $47.1 million as the 2001 balance dropped sharply as a result of a 56% decline in sales from the fourth quarter of 2000 to the fourth quarter of 2001, offset by a 5-day increase in the average time of collection. Inventories contributed $8.9 million due to a reduction in manufacturing activities. However the reduction in inventory did not match the sales decline resulting in a decrease in inventory turns to 2.3 from 4.3 in December 2000. The usage in current liabilities reflects the downturn in manufacturing activities and the reduction in workforce. During 2000, we used $10.2 million in operating activities. The net loss, after adjustment for non-cash items, resulted in the use of cash of $19.9 million in 2000. Accounts receivable, inventories and other current assets used a further $28.4 million, which was more than offset by current liabilities providing $38.1 million. The usage of cash in accounts receivable is due to higher sales in 2000 partially offset by a 2-day improvement in the average time of collection. The usage in inventory reflects the increase in inventory to support higher demand. The increase in current liabilities is also due to higher spending associated with higher sales.

      We used $23.8 million in investing activities, including $132.9 million of purchases of short-term and long-term investments and $110 million of maturities of short and long-term investments during 2002. Investment in property, plant and equipment, net of disposals, used $3 million and in cash and other assets generated $2 million in 2002. During 2001, investing activities provided $12.4 million, including $109.4 million of purchases and $85.8 million of maturities of short-term investments. During 2001, we generated $38.5 million from the sale of our investment in PerkinElmer Inc. and $7.3 million from the sale of our Laserdyne and Custom Systems product lines to Laserdyne Prima (see note 2 to the audited consolidated financial statements for details of both transactions). Investment in property, plant and equipment used $8.6 million in cash and other assets used $1.2 million. During 2000, investing activities provided $35.8 million, including $57.7 million of purchases and $45 million of maturities of short-term investments. During 2000, we generated $65 million from the sale of business assets and invested $10.1 million in property, plant and equipment. The acquisition of General Optics used $7.1 million in cash in 2000.

      Cash flow used in financing activities was $8.2 million for the year ended December 31, 2002 compared to $6.3 million for the year ended December 31, 2001 and $62.7 million that was provided by financing activities for the year ended December 31, 2000. We made net repayments of bank indebtedness during 2002 of $6.4 million compared to $4.1 million in 2001, and a scheduled payment of $3 million on long-term debt in 2002 as compared to $4 million on long-term debt in 2001. These were partially offset by $1.2 million received in 2002 and $1.8 million received in 2001 from the exercise of stock options and issuance of shares under the employee stock purchase plan. The net increase in cash in 2000 relates primarily to $68.3 million net proceeds received from a public offering of 4.3 million common shares, $8.7 million raised from the exercise of stock options and decrease in bank indebtedness and long-term debt of $14.2 million.

Other Liquidity Matters

      The company’s final salary defined benefit pension plan in the United Kingdom had an excess of projected benefit obligation over the fair market value of plan assets of approximately $5 million at December 31, 2002. The company’s funding policy is to fund pensions and other benefits based on widely used actuarial methods as permitted by regulatory authorities. These factors are subject to many changes, including the performance of investments of the plan assets. Because of the current underfunding and potential changes in the future, the company may have to increase payments to fund the pension plan.

Contractual Obligations

      The following summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on liquidity and cash flow in future years in thousands.

Contractual Obligations	Total	1st Year	2 - 3 Years	4 - 5 Years	After 5 Years

Operating leases(1)	$13,814	$3,549	$4,625	$3,146	$2,494
Unconditional purchase obligations	10,518	10,168	350	—	—
Other long-term obligations(2)	2,318	189	376	374	1,379

Total Contractual Cash Obligations	$26,650	$13,906	$5,351	$3,520	$3,873

(1)	See note 12 to the audited consolidated financial statements.

(2)	See note 6 to the audited consolidated financial statements.

      We lease certain equipment and facilities under operating lease agreements that expire through 2013. The company leases two facilities (Maple Grove, Minnesota and Farmington Hills, Michigan) under operating lease agreements that expire in 2003, where at the end of the initial lease term, these leases require the company to renew the lease for a defined number of years at the fair market rental rate or purchase the property at the fair market value. The lessor may sell the facilities to a third party but the leases provide for a residual value guarantee of the first 85% of any loss the lessor may incur on its $19.1 million investment in the buildings, which may become payable by the company upon the termination of the transaction, or the company may exercise its option to purchase the facilities for approximately $19 million. As of December 31, 2002, residual value guarantees in connection with these leases totaled approximately $16 million. Upon termination of the leases, the company expects to purchase the buildings for approximately $19 million cash and then sell them for the combined estimated market value of the two buildings of approximately $12.5 million to $13.3 million. During the fourth quarter of fiscal 2000, the company took a charge of $6 million associated with restructuring for excess capacity at the two leased facility locations, including the estimated residual value guarantees. In the fourth quarter of 2002, the company took an additional restructuring charge of $0.1 million to increase the reserve for the decline in the estimated market values of the underlying buildings. The total expected value of the buildings at the end of the leases may vary, depending on whether or not the buildings are leased at time of sale and whether the buildings are sold to a buyer/owner or to an investor. The company will incur other costs such as lease and sales commissions. If market values for the two facilities were to decrease by 10%, our required provision would change by approximately $1 million. The lease agreement requires, among other things, the company to maintain specified quarterly financial ratios and conditions. As of March 29, 2002, the company was in breach of the fixed charge coverage ratio, but on April 30, 2002, the company entered into a Security Agreement with the Bank of Montreal, or BMO pursuant to which the company deposited with BMO and pledged approximately $18.9 million as security in connection with the operating leases discussed above in exchange for a written waiver from BMO and BMO Global Capital Solutions for any company defaults of or obligations to satisfy the specified financial covenants relating to the operating lease agreements until June 30, 2003. This item is included on the balance sheet in long-term investments.

      The company only uses derivatives for hedging purposes. The following is a summary of the company’s risk management strategies and the effect of these strategies on the company’s consolidated financial statements.

      The company has instituted a foreign currency cash flow hedging program to manage exposures to changes in foreign currency exchange rates associated with forecasted sales transactions. Currency forwards and swaps are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended or expected to occur and any previously unrealized hedging gains or losses recorded in other comprehensive income are immediately recorded to earnings. Earnings impacts for all designated hedges are recorded in the consolidated statement of operations generally on the same line item as the gain or loss on the item being hedged. The company records all derivatives at fair value as assets or liabilities in the consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument.

      At December 31, 2002, the company had eleven foreign exchange forward contracts to purchase $16.9 million dollars and one currency swap contract valued at $8.7 million dollars with an aggregate fair value loss of $0.5 million after-tax recorded in accumulated other comprehensive income and maturing at various dates in 2003. At December 31, 2001, the company had eight foreign exchange forward contracts to purchase $17.8 million dollars and one foreign exchange option contract to purchase $6.5 million dollars with an aggregate fair value gain of $0.8 million dollars and maturing at various dates in 2002. At December 31, 2000, the company had four foreign exchange contracts to purchase $6.5 million with a fair value loss of $164,000 that matured and was recognized in earnings during the first quarter of 2001.

      On March 31, 2003, the company completed the sale to a third party of its excess facility in Nepean, Ontario for a price of Cdn $1.3 million (or approximately U.S.$0.9 million based on March 2003 exchange rates). At March 28, 2003, the net book value of this facility of U.S.$0.8 million is included in other assets. The estimated gain on the sale of this facility of approximately U.S.$0.1 million will be recorded in our second quarter.

      On April 21, 2003, the company announced that it has entered into a definitive agreement for the acquisition of the principal assets of Spectron Laser Systems, a subsidiary of Lumenis Ltd., located in Rugby, United Kingdom. The Spectron assets are being acquired for $6.3 million in cash, subject to adjustment, and the assumption of certain liabilities. This transaction closed on May 7, 2003. The integration of Spectron into the company’s Laser Group in Rugby United Kingdom is scheduled for completion by the end of August, 2003. The company expects to account for this transaction as a business combination under SFAS No. 141 Business Combinations.

      On May 2, 2003, the company announced that it had acquired the principal assets of the Encoder division of Dynamics Research Corporation, located in Wilmington, Massachusetts. The Encoder division assets were acquired for $3.3 million in cash, subject to adjustment, and the assumption of certain liabilities. The integration of the Encoder division into the company’s Components Group in Billerica, Massachusetts is currently scheduled for completion by the end of August, 2003. The company expects to account for this transaction as a business combination under SFAS No. 141 Business Combinations.

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

Related Party Transactions

      The company had the following transactions with related parties. The company recorded $2.3 million as sales revenue from Sumitomo Heavy Industries Ltd., a significant shareholder in the year ended December 31, 2002 (2001 - $4.2 million; 2000 - $10.2 million) at amounts and terms approximately equivalent to third party transactions. Transactions with Sumitomo Heavy Industries Ltd. are at normal trade terms. Receivables from Sumitomo Heavy Industries Ltd. of $0.5 million and $0.6 million as at December 31, 2002 and 2001, respectively, are included in accounts receivable on the balance sheet.

      On February 23, 2000, the company entered into an agreement with V2Air LLC relating to the use of the LLC aircraft for company purposes. The V2Air LLC is owned by the company’s President and Chief Executive Officer, Charles D. Winston. Pursuant to the terms of the Agreement, the company is required to reimburse the V2Air LLC for certain expenses associated with the use of the aircraft for company business travel. During the most recently completed fiscal year, the company reimbursed V2Air LLC approximately $145,000 (2001 - $150,000) under the terms of this agreement.

      In January of 2001, the company made an investment of $2 million in a technology fund managed by OpNet Partners, L.P. During 2002, the company received a cash distribution (return of capital) from OpNet Partners in the amount of $1.4 million. In the second quarter of 2002, the company wrote-down the investment by $0.2 million to its estimated fair market value and wrote-off the remainder of the investment ($0.4 million) in the fourth quarter of 2002. Richard B. Black, a member of the company’s board of directors, is a general partner for OpNet Partners, L.P.

      On April 26, 2002, the company entered into an agreement with Photoniko, Inc, a private photonics company in which one of the company’s directors, Richard B. Black, was a director and stock option holder. As of August 16, 2002, Mr. Black was no longer a director or stock option holder of Photoniko, Inc. Under the agreement, the company provided a non-interest bearing unsecured loan of $75,000 to Photoniko, Inc. to fund designated business activities at Photoniko, Inc. in exchange for an exclusive 90 day period to evaluate potential strategic alliances. In accordance with the terms of the agreement and the promissory note which was signed by Photoniko, Inc. on April 26, 2002, the loan was to be repaid in full to the company no later than August 28, 2002, but still remains outstanding. The company has provided a full reserve for this receivable.

Recent Pronouncements

Business Combinations

      On January 1, 2002, the company implemented, on a prospective basis, Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141). As a result, all business combinations initiated in the future will be accounted for under the purchase method. Also, SFAS 141 does not permit the company to recognize an assembled workforce asset. Therefore, the company reallocated its assembled workforce asset with a cost of $2.8 million and a net carrying value of $2 million at January 1, 2002 to other remaining long-lived assets arising from the merger with General Scanning, Inc. in 1999, including $1.4 million to developed technology, $0.5 million to property, plant and equipment and $0.1 million to trademarks and trade names. The adoption of SFAS 141 did not have any other material impact on the company’s financial position or cash flows. It will accelerate amortization by $0.6 million per year for 2002 and 2003 and reduce amortization thereafter.

Intangible Assets

      On January 1, 2002, the company implemented, on a prospective basis, SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). As a result, intangible assets with finite useful lives must now be amortized over their estimated lives to their estimated residual values and be reviewed for impairment according to SFAS 144. Goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The adoption of SFAS 142 did not have a material impact on the company’s financial position, as it does not possess goodwill or intangible assets with indefinite lives. It also did not have a material impact on the company’s results of operations or cash flows.

Impairment or Disposal of Long-Lived Assets

      On January 1, 2002, the company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 applies to all long-lived assets, including discontinued operations, and develops one accounting model for long-lived assets to be disposed of by sale. SFAS 144 supersedes SFAS 121, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), for the disposal of a segment of a business. The adoption of SFAS 144 did not have a material impact on the company’s financial position, results of operations or cash flows. During 2002 as a result of restructuring actions, the company wrote-down fixed assets by approximately $1.1 million (see note 11 to the financial statements).

Costs Associated with Exit or Disposal Activities

      In July 2002, SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) was issued. SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002, and had no impact on the company’s financial statements in 2002, but will impact the accounting treatment of future exit or disposal activities should they occur.

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

Stock Based Compensation Transition and Disclosure

      In December 2002, SFAS No. 148 (SFAS 148), Accounting for Stock-Based Compensation-Transition and Disclosure was issued to amend SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 will not have a material impact on our financial position, results of operations, or cash flows, because the company will continue to follow the guidance of APB 25 in recognizing stock compensation expense. The company will comply with the new disclosure requirements in its financial statements for the first quarter of 2003.

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

      A prolonged economic slowdown will continue to put pressure on our ability to meet anticipated revenue levels. We are in a broad-based economic slowdown affecting most technology sectors and semiconductors and electronics in particular. As a result, many of our customers continue to order low quantities. A large portion of our sales is dependent on the need for increased capacity or replacement of inefficient manufactur-

ing processes, because of the capital-intensive nature of our customers’ businesses. These also tend to lag behind in an economic recovery longer than other businesses. Because it is difficult to predict how long this slowdown will continue, we may not be able to meet anticipated revenue levels on a quarterly or annual basis.

      We have experienced operating losses and may not return to profitability. We have incurred operating losses since 1998. For the years ended December 31, 2002 and 2001, we reported net losses of approximately $27.7 million and $14.7 million, respectively. For the year ended December 31, 2000, we did achieve overall profitability, even though we experienced operating losses of approximately $2 million, primarily as a result of the sale of assets of company’s Life Science business which resulted in a non-operating gain of $73.1 million. Our operating losses in fiscal 2000 were attributable primarily to restructuring activities relating to the discontinuance of product lines in our high power laser business. No assurances can be given that we will not continue to sustain losses in the future and the market price of our common shares may decline as a result.

      Our inability to return to profitability may result in the loss of significant deferred tax assets. In determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets requires subjective judgment and analysis. Our ability to utilize the full deferred tax assets that are recorded on our balance sheet is dependent on our achieving our planned profitability goals. If actual results differ from our plans or we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by increasing expenses, which may have a negative result on our operations.

      Our business depends significantly upon capital expenditures, particularly by manufacturers in the semiconductor, electronics, machine tool and automotive industries, each of which are subject to cyclical fluctuations. These industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. The timing, length and severity of these cycles are difficult to predict. For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products. Our net sales and results of operations may be materially adversely affected if downturns or slowdowns in the semiconductor, electronics, machine tool and automotive industries occur in the future.

      The success of our business is dependant upon our ability to respond to fluctuations in demand for our products. During a period of declining demand, we must be able to quickly and effectively reduce expenses while continuing to motivate and retain key employees. Our ability to reduce expenses in response to any downturn is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. In addition, the long lead-time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell. During a period of increasing demand and rapid growth, we must be able to quickly increase manufacturing capacity to meet customer demand and hire and assimilate a sufficient number of qualified personnel. Our inability to ramp up in times of increased demand could harm our reputation and cause some of our existing or potential customers to place orders with our competitors rather than us.

      Fluctuations in our customers’ businesses, timing and recognition of revenues from customer orders and other factors beyond our control may cause our results of operations quarter over quarter to fluctuate, perhaps substantially. Our revenues and net income, if any, in any particular period may be lower than revenues and net income, if any, in a preceding or comparable period. Factors contributing to these fluctuations, some of which are beyond our control, include:

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

      We derive a substantial portion of our sales from products that have a high average selling price and significant lead times between the initial order and delivery of the product, which, on average, can range from ten to fourteen weeks. We may receive one or more large orders in one quarter from a customer and then receive no orders from that customer in the next quarter. As a result, the timing and recognition of sales from customer orders can cause significant fluctuations in our operating results from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, our common share price may decline as a result.

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

      As a result of these factors, our results of operations for any quarter are not necessarily indicative of results to be expected in future periods. We believe that fluctuations in quarterly results may cause the market prices of our common shares, on The NASDAQ Stock Market® and the Toronto Stock Exchange, to fluctuate, perhaps substantially.

      Our reliance upon third party distribution channels subjects us to credit, inventory, business concentration and business failure risks beyond our control. The company sells approximately 55% of its products through resellers (which include OEMs, systems integrators and distributors). Reliance upon third party distribution sources subjects us to risks of business failure by these individual resellers, distributors and OEMs, and credit, inventory and business concentration risks. In addition, our net sales depend in part upon the ability of our OEM customers to develop and sell systems that incorporate our products. Adverse economic conditions, large inventory positions, limited marketing resources and other factors affecting these OEM customers could have a substantial impact upon our financial results. No assurances can be given that our OEM customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our financial condition or results of operations.

      The steps we take to protect our intellectual property may not be adequate to prevent misappropriation or the development of competitive technologies or products by others that could harm our competitive position and materially adversely affect our results of operations. Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. As of December 31, 2002, we held 113 United States and 73 foreign patents, and had filed 59 United States and 122 foreign patent applications, which are under review by the patent authorities. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us.

      Our success depends upon our ability to protect our intellectual property and to successfully defend against claims of infringement by third parties. From time to time we receive notices from third parties alleging infringement of such parties’ patent or other proprietary rights by our products. While these notices are common in the laser industry and we have in the past been able to develop non-infringing technology or license necessary patents or technology on commercially reasonable terms, there can be no assurance that we would in the future prevail in any litigation seeking damages or expenses from us or to enjoin us from selling our products on the basis of such alleged infringement, or that we would be able to develop any non-infringing technology or license any valid and infringed patents on commercially reasonable terms. In the event any third party made a valid claim against us or our customers for which a license was not available to us on commercially reasonable terms, we would be adversely affected. Our failure to avoid litigation for infringement or misappropriation of propriety rights of third parties or to protect our propriety technology could result in a loss of revenues and profits.

      The industries in which we operate are highly competitive and competition in our markets could intensify, or our technological advantages may be reduced or lost, as a result of technological advances by our competitors. The industries in which we operate are highly competitive. We face substantial competition from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than we do. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products. There can be no assurance that we will successfully differentiate our current and proposed products from the products of our competitors or that the market place will consider our products to be superior to competing products. Because many of the components required to develop and produce a laser-based marking system are commercially available, barriers to entry into this market are relatively low, and we expect new competitive product entries in this market. To maintain our competitive position in this market, we believe that we will be required to continue a high level of investment in engineering, research and development, marketing and customer service and support. There can be no assurance that we will have sufficient resources to continue to make these investments, that we will be able to make the technological advances necessary to maintain our competitive position, or that our products will receive market acceptance. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share, and an inability to generate cash flows that are sufficient to maintain or expand our development of new products.

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

      We may not develop, introduce or manage the transition to new products as successfully as our competitors. The markets for our products experience rapidly changing technologies, evolving industry standards, frequent new product introductions, changes in customer requirements and short product life cycles. To compete effectively we must continually introduce new products that achieve market acceptance. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address technological changes as well as current and potential customer requirements. Developing new technology is a complex and uncertain process requiring us to be innovative and to accurately anticipate technological and market trends. We may have to manage the transition from older products to minimize disruption in customer ordering patterns, avoid excess inventory and ensure adequate supplies of new products. The introduction by us or by our competitors of new and enhanced products may cause our customers to defer or cancel orders for our existing products, which may harm our operating results. Failed market acceptance of new products or problems associated with new product transitions could harm our business.

      Delays or deficiencies in research, development, manufacturing, delivery of or demand for new products or of higher cost targets could have a negative affect on our business, operating results or financial condition. We are active in the research and development of new products and technologies. Our research and development efforts may not lead to the successful introduction of new or improved products. The development by others of new or improved products, processes or technologies may make our current or proposed products obsolete or less competitive. Our ability to control costs is limited by our need to invest in research and development. Because of intense competition in the industries in which we compete, if we were to fail to invest sufficiently in research and development, our products could become less attractive to potential customers, and our business and financial condition could be materially and adversely affected. As a result of our need to maintain our spending levels in this area, our operating results could be materially harmed if our net sales fall below expectations. In addition, as a result of our emphasis on research and development and technological innovation, our operating costs may increase further in the future, and research and development expenses may increase as a percentage of total operating expenses and as a percentage of net sales.

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

      We may not be able to find suitable targets or consummate acquisitions in the future, and there can be no assurance that the acquisitions we have made and do in the future make will provide expected benefits. We intend to pursue strategic acquisitions. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of our management’s attention and risks associated with unanticipated problems or liabilities. Should we acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. Other difficulties might include the diversion of management’s attention from our core business and risks associated with the potential entrance into markets in which we have limited or no prior experience and the potential loss of key employees, particularly those of the acquired business.

      We could in the future be considered a passive foreign investment company under United States tax laws, which may have adverse tax consequences for United States holders of our shares. Under United States tax laws, United States investors who hold stock in a passive foreign investment company, referred to in this report as a PFIC, may be subject to adverse tax consequences. Any non-United States corporation may be classified as a PFIC if 75% or more of its gross income in any year is considered passive income for United States tax purposes. For this purpose, passive income generally includes interest, dividends and gains from the sale of assets that produce these types of income. In addition, a non-United States corporation may be classified as a PFIC if the average percentage of the fair market value of its gross total assets during any year that produced passive income (based on the average of such values as at each quarter end of that year), or that were held to produce passive income, is at least 50% of the fair market value of its gross total assets.

      The determination of whether a corporation is a PFIC is a fact-sensitive inquiry that depends, among other things, on the fair market value of its assets (and such value is subject to change from time to time). We believe that the company is not a PFIC. However, it currently holds a relatively large amount of cash and investments that are passive assets and produce passive income. In addition, the fair market valuation of its non-passive assets is uncertain because it depends, in part, on the valuation of its goodwill or going concern value. One indicator of the amount of goodwill is our share price, which at times during the preceding six months has traded near historic lows. We cannot provide you with any assurances that the company will not be classified as a PFIC at the end of 2003 or a subsequent year.

      All gains recognized on the disposition of PFIC shares by a United States shareholder are taxable as ordinary income. Additionally, at the time of disposition, the United States shareholder incurs an interest charge. The interest is computed at the rate for underpayments of tax, generally as though the gain had been included in the United States shareholder’s gross income ratably over the period the United States shareholder held the PFIC’s stock, but payment of the resulting tax had been delayed until the sale or distribution. Similar rules apply to “excess distributions.” An excess distribution is a current year distribution received by a United States shareholder on PFIC stock, to the extent the distribution exceeds his or her ratable portion of 125% of the average amount so received during the three preceding years. The portion of an actual distribution that is not an excess distribution is not taxed under the excess distribution rules, but rather is treated as a distribution subject to the normal tax rules. Moreover, in general, the rules allowing for nonrecognition of gain or loss on dispositions of stock in corporate reorganizations do not apply to stock of a PFIC. However, under proposed regulations issued by the Internal Revenue Service, a transfer of PFIC stock by a United States holder that otherwise would qualify for nonrecognition of gain will continue to qualify if:

•	the basis of the stock that is the subject of the disposition, in the hands of its actual owner immediately after the transfer, is no greater than the basis of such stock in the hands of its actual owner immediately before the transfer;

•	the United States transferee’s holding period for the transferred stock is at least as long as the holding period of the shareholder immediately before the transfer; and

•	the aggregate ownership of the shareholder and the United States transferee immediately after the transfer (determined without regard to stock held by the United States transferee prior to the transfer) is the same as or greater than the shareholder’s proportionate ownership immediately before the transfer.

A United States shareholder may avoid the effect of the forgoing rules if he or she makes a “qualified electing fund” election or a “mark-to-market election,” but then becomes subject to the special rules that apply to such elections.

      Our classification as a controlled foreign corporation could have adverse tax consequences for significant United States shareholders. A non-United States corporation, such as we are, will constitute a controlled foreign corporation, or CFC, for United States federal income tax purposes if United States shareholders owning (directly, indirectly, or constructively) 10% or more of the foreign corporation’s total combined voting power collectively own (directly, indirectly, or constructively) more than 50% of the total combined voting power or total value of the foreign corporation’s stock.

      If we are treated as a CFC, this status should have no adverse effect on any shareholder who does not own (directly, indirectly, or constructively) 10% or more of the total combined voting power of all classes of our shares. If, however, we are treated as a CFC for an uninterrupted period of thirty (30) days or more during any taxable year, any United States shareholder who owns (directly, indirectly, or constructively) 10% or more of the total combined voting power of all classes of our shares on any day during the taxable year, and who directly or indirectly owns any shares on the last day of the year in which we are a CFC, will have to include in its gross income for United States federal income tax purposes its pro rata share of the company’s subpart F income (primarily consisting of investment income such as dividends, interest and capital gains on the sale of assets producing such income) relating to the period during which we are or were a CFC.

      In addition, if we were treated as a CFC, any gain realized on the sale of our shares by such a shareholder would be treated as ordinary income to the extent of the shareholder’s proportionate share of the undistributed earnings and profits of the company accumulated during the shareholder’s holding period while we are a CFC. If the United States shareholder is a corporation, however, it may be eligible to credit against its United States tax liability with respect to these potential inclusions foreign taxes paid on the earnings and profits associated with the included income.

      We do not believe that we are currently, or have ever been, a CFC. However, no assurances can be given that we will not become a CFC in the future.

      We depend on limited source suppliers that could cause substantial manufacturing delays and additional cost if a disruption in supply occurs. We obtain some components from a single source. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products. There can be no assurance that, in the future, our current or alternative sources will be able to meet all of our demands on a timely basis. If suppliers or subcontractors experience difficulties that result in a reduction or interruption in supply to us, or fail to meet any of our manufacturing requirements, our business would be harmed until we are able to secure alternative sources, if any, on commercially reasonable terms. Unavailability of necessary parts or components could require us to reengineer our products to accommodate available substitutions which would increase our costs and/or have a material adverse effect on manufacturing schedules, product performance and market acceptance.

      Production difficulties and product delivery delays could materially adversely affect our business, operating results or financial condition. We assemble our products at our facilities in the United States, Canada and the United Kingdom. If use of any of our manufacturing facilities were interrupted by natural disaster or otherwise, our operations could be negatively affected until we could establish alternative production and service operations. In addition, we may experience production difficulties and product delivery delays in the future as a result of:

•	changing process technologies;

•	ramping production;

•	installing new equipment at our manufacturing facilities; and

•	shortage of key components.

      Our operations in foreign countries subject us to risks not faced by companies operating exclusively in the United States. In addition to operating in the United States, Canada and the United Kingdom, we have sales and service offices in France, Germany, Italy, Japan, Singapore, Hong Kong, Korea, Taiwan, Malaysia and the Philippines. We may in the future expand into other international regions. During 2002 and 2001, approximately 41% and 52% of our revenue, respectively, were derived from our international operations.

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

      We do not believe that travel advisories or health concerns have had a material effect on our business to date. However, no assurances can be given that future travel advisories or health concerns will not have an impact on our business.

      If the economic and political conditions in United States and globally do not improve or if the economic slowdown continues, we may continue to experience material adverse impacts on our business, operating results and financial condition. Our business is subject to the effects of general economic and political conditions globally. Our revenues and operating results have declined partially due to continuing unfavorable economic conditions as well as uncertainties arising out of the threatened terrorist attacks on the United States, including the potential worsening or extension of the current global economic slowdown, the economic consequences of protracted military action or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

•	the risk that future tightening of immigration controls may adversely affect the residence status of non-United States engineers and other key technical employees in our United States facilities or our ability to hire new non-United States employees in such facilities; and

•	the risk of more frequent instances of shipping delays.

      Increased governmental regulation of our business could materially adversely affect our business, operating results and financial condition. We are subject to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the National Center for Devices and Radiological Health, a branch of the United States Food and Drug Administration. Among other things, these regulations require a laser manufacturer to file new product and annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to incorporate design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes (based on the level of radiation from the laser that is accessible to users). Various warning labels must be affixed and certain protective devices installed depending on the class of product. The National Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of the regulatory requirements. We are subject to similar regulatory oversight, including comparable enforcement remedies, in the European markets we serve.

      Changes in governmental regulations may reduce demand for our products or increase our expenses. We compete in many markets in which we and our customers must comply with federal, state, local, and international regulations, such as environmental, health and safety, and food and drug regulations. We develop, configure, and market our products to meet customer needs created by those regulations. Any significant change in regulations could reduce demand for our products, which in turn could materially adversely affect our business, operating results and financial condition.

      Defects in our products or problems arising from the use of our products together with other vendors’ products may seriously harm our business and reputation. Products as complex as ours may contain known and undetected errors or performance problems. Defects are frequently found during the period immediately following introduction and initial implementation of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers before implementation, our products are not error-free. These errors or performance problems could result in lost revenues or customer relationships and could be detrimental to our business and reputation generally. In addition, our customers generally use our products together with their own products and products from other vendors. As a result, when problems occur in a combined environment, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. To date, defects in our products or those of other vendors’ products with which ours are used by our customers have not had a material negative effect on our business. However, we cannot be certain that a material negative effect will not occur in the future.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments and debt obligations. As described in note 13 to the audited consolidated financial statements, at December 31, 2002, the company had $53.3 million invested in cash equivalents and $66.4 million invested in short-term and other investments. At December 31, 2001, the company had $79.8 million invested in cash equivalents and $43.5 million invested in short-term to investments. Due to the average maturities and the nature of the investment portfolio, a change in interest rates is not expected to have a material effect on the value of the portfolio. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

      Foreign Currency Risk. To reduce the company’s exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. We have a foreign currency hedging program using currency forwards, currency swaps and currency options to hedge exposure to foreign currencies. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. We do not currently use currency forwards or currency options for trading purposes. As of December 31, 2002, we had eleven foreign exchange forward contracts to purchase $16.9 million United States dollars and one currency swap contract valued at $8.7 million compared to December 31, 2001, where the company had eight foreign exchange forward contracts to purchase $17.8 million United States dollars and one foreign exchange option contract to purchase $6.5 million United States dollars. For December 31, 2002, we recorded an aggregate fair value loss of $0.5 million in accumulated other comprehensive income and maturing at varying dates in 2003.

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

ERNST & YOUNG LLP
Chartered Accountants

Ottawa, Canada,
February 21, 2003
(except with respect to
note 15, which is
as at May 16, 2003)

GSI LUMONICS INC.

CONSOLIDATED BALANCE SHEETS

(United States GAAP and in thousands of United States dollars, except share amounts)

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

(United States GAAP and in thousands of United States dollars, except share amounts)

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

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(United States GAAP and in thousands of United States dollars, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Sales	$159,070	$247,904	$373,864
Cost of goods sold (note 11)	109,876	162,122	242,393

Gross profit	49,194	85,782	131,471
Operating expenses:
Research and development	20,444	25,634	33,931
Selling, general and administrative	55,483	73,815	87,459
Amortization of purchased intangibles	5,135	5,226	4,851
Restructuring (note 11)	6,448	2,930	10,141
Other (note 11)	(1,021)	(148)	(2,945)

Total operating expenses	86,489	107,457	133,437

Loss from operations	(37,295)	(21,675)	(1,966)
Gain (loss) on sale of assets and investments (note 2)	—	(4,809)	76,786
Interest income	2,744	5,084	4,802
Interest expense	(701)	(897)	(1,457)
Foreign exchange transaction losses	(825)	(175)	(3,122)
Other expense (note 10)	(628)	—	—

Income (loss) before income taxes	(36,705)	(22,472)	75,043
Income tax provision (benefit) (note 9)	(8,981)	(7,774)	29,666

Net income (loss)	$(27,724)	$(14,698)	$45,377

Net income (loss) per common share:
Basic	$(0.68)	$(0.36)	$1.19
Diluted	$(0.68)	$(0.36)	$1.13
Weighted average common shares outstanding (000’s)	40,663	40,351	38,187
Weighted average common shares outstanding and dilutive potential common shares (000’s)	40,663	40,351	40,000

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(United States GAAP and in thousands of United States dollars)

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2002
(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our estimate of costs to service the warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claims or increased costs associated with servicing those claims, revisions to the estimated warranty liability would be made.

     Stock based compensation

      The Company uses the intrinsic value method for accounting for its stock option plans as proscribed in APB 25.

Foreign currency translation

      The financial statements of the parent corporation and its subsidiaries outside the United States have been translated into United States dollars in accordance with the Financial Accounting Standards Board Statement No. 52, Foreign Currency Translation. Assets and liabilities of foreign operations are translated from foreign currencies into United States dollars at the exchange rates in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect for the period. Accordingly, gains and losses resulting from translating foreign currency financial statements are reported as a separate component of other comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in net income.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent accounting pronouncements

Business Combinations

      On January 1, 2002, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). As a result, all business combinations initiated in the future will be accounted for under the purchase method. Also, SFAS 141 does not permit the Company to recognize an assembled workforce asset. Therefore, the Company reallocated its assembled workforce asset with a cost of $2.8 million and a net carrying value of $2 million at January 1, 2002 to other remaining long-lived assets arising from the merger with General Scanning Inc. in 1999, including $1.4 million to developed technology, $0.5 million to property, plant and equipment and $0.1 million to trademarks and trade names. The adoption of SFAS 141 did not have any other material impact on the Company’s financial position or cash flows. It will accelerate amortization by $0.6 million per year for 2002 and 2003 and reduce amortization thereafter.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Guarantor’s Accounting for Guarantees

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation). The Interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the Interpretation which are not included in a long list of exceptions are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. The initial recognition and initial measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Accounting for guarantees issued prior to December 31, 2002 should not be revised or restated. As discussed in Note 12 to the consolidated financial statements, the Company has two existing operating lease agreements with terms that include residual value guarantees totaling approximately $16 million, both entered into before December 31, 2002, and, therefore, not required to be revised or restated.

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

Purchases

      On September 21, 2000, the Company acquired all outstanding shares of General Optics, Inc. (“General Optics”), a privately held precision optics company located in Moorpark, California. The purchase price of $13.5 million was comprised of cash of $6.9 million paid on closing, note payable valued at $6.4 million, discounted at an imputed interest rate of 6.23%, and costs of acquisition of $0.2 million. The note payable was settled in two installments, due September 21, 2001 and 2002. The transaction has been accounted for as a purchase and, accordingly, the operations of General Optics have been included in the consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of net identifiable

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tangible assets acquired was recorded as acquired technology to be amortized over its estimated useful life of 10 years.

Divestitures

      On April 2, 2001, the Company completed the sale of operating assets of the Laserdyne and Custom Systems product lines for cash proceeds of approximately $7.3 million. Sales for these product lines were $3 million and $24.3 million for the years ended December 31, 2001 and December 31, 2000, respectively.

      On October 1, 2000, the Company sold the net assets of its Life Sciences business to Packard BioScience Company (“Packard”) for $39.3 million in cash and approximately 4.5 million shares of unregistered Packard common stock valued at $43.3 million by management. To determine the fair value of the stock, a number of factors were considered, including a valuation. The value of the stock reflected a discount from the quoted market value of Packard’s registered common stock that was traded on the NASDAQ National Market. The Life Sciences business comprised working capital of approximately $3.5 million and fixed and other intangible assets of approximately $1.2 million. The Company recorded a non-operating gain of $73.1 million ($47.3 million after tax), or $1.24 per share, as a result of this transaction. Sales for the Life Sciences business for the nine months ended September 30, 2000 were $13.1 million and for the year ended December 31, 1999 were $13.8 million. On November 13, 2001, Packard was acquired by PerkinElmer, Inc. As a result, the shares of Packard owned by the Company were converted into the right to receive 0.311 of a share of PerkinElmer, Inc. at the quoted market value of $27.285 per share. The Company sold these shares on November 19, 2001 for proceeds of $38.5 million and recorded a loss of $4.8 million.

      During the third quarter of 2000, the Company sold two facilities in the United States for $12.5 million cash and recorded a net gain of $2.4 million.

      During the second quarter of 2000, the Company sold operating assets of its View Engineering metrology product line, fiber-optics operations in Phoenix, Arizona and package coding product line in Hull, United Kingdom for an aggregate of $13 million cash and recorded a net gain of $1.3 million.

3.     Supplementary Balance Sheet Information

      The following tables provide the details of selected balance sheet items as at December 31:

Inventories

	2002	2001

Raw materials	$16,380	$29,779
Work-in-process	7,468	8,028
Finished goods	11,114	12,918
Demo inventory	4,709	7,069

Total inventories	$39,671	$57,794

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      At December 31, 2002, the Company had two facilities that were classified as available for sale. One is a 75,000 square foot facility in Kanata, Ontario and the other is a 17,000 square foot facility in Nepean, Ontario. Both of these facilities became available for sale in 2002, as a result of restructuring actions that occurred (Note 11). These buildings are recorded at their estimated fair market value (approximately $2.2 million for the Kanata, Ontario property and $0.7 million for Nepean, Ontario).

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Bank Indebtedness

      At December 31, 2002, the Company had lines of credit denominated in US and Canadian dollars with Fleet National Bank (“Fleet”), Bank One and Canadian Imperial Bank of Commerce (“CIBC”) and letters of credit (“LC”) with National Westminster Bank (“NatWest”), for a total amount of available credit of $12.1 million versus $32.4 million at December 31, 2001. The Company’s agreement with Fleet provides for an $8 million line of credit and its agreement with CIBC provides for a $4 million line of credit. The previous $13 million line of credit with CIBC expired on June 28, 2002, and the new CIBC credit facility eliminated the Company’s requirement to meet certain financial covenants which were required under the previous credit facility. NatWest provides a $0.1 million bank guarantee for LC used for VAT purposes in the United Kingdom. Marketable securities totaling $14.5 million have been pledged as collateral for the Fleet and CIBC credit facilities under security agreements. The line of credit with Fleet expires on June 28, 2003. In addition to the customary representations, warranties and reporting covenants, the borrowings under the Fleet credit facility require the Company to maintain a quarterly minimum tangible net worth of $200 million. The line of credit with CIBC was reviewed by the Company and a decision to cancel the line of credit was conveyed to CIBC prior to December 31, 2002. By giving CIBC appropriate advance notice, the Company initiated its right to cancel the line of credit at any time at no cost, excluding breakage fees relating to the used and outstanding amounts under fixed loan instruments, which we do not expect to be material. The line of credit with CIBC should be eliminated by the end of the second quarter in 2003. The Company also cancelled its credit facility with Bank One on December 20, 2002 without paying any breakage fees. North American inventories and receivables were pledged as collateral for the Bank One credit facility. Bank One continues to work on the release of all liens and obligations associated with the facility.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Long-term Debt

      There was no long-term debt at December 31, 2002. In 2001, long-term debt includes a note payable with a face value of $3 million (2000 — $7 million), non-interest bearing, to the former shareholders of General Optics. The note payable was discounted at an imputed interest rate of 6.23% and was settled on September 21, 2002.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The most recent actuarial valuation of the plan was performed as at November 30, 2000. The extrapolation as at December 31 indicates the actuarial present value of the pension benefit obligation; the net assets available to provide for these benefits, at market value; and the funded status of the plan were as follows:

	2002	2001

Change in benefit obligation:
Projected benefit obligation at beginning of year	$11,633	$12,917
Service cost	216	393
Interest cost	837	827
Plan participants’ contributions	158	118
Actuarial changes in assumptions and experience	2,205	(1,345)
Benefits paid	(278)	(922)
Foreign currency exchange rate changes	1,345	(355)

Projected benefit obligation at end of year	$16,116	$11,633

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001

Change in plan assets:
Market value of plan assets at beginning of year	$11,270	$12,917
Actual return on plan assets	(1,642)	(569)
Employer contributions	625	180
Plan participants’ contributions	158	118
Benefits paid	(278)	(922)
Foreign currency exchange rate changes	1,029	(358)
Other	(82)	(96)

Market value of plan assets at end of year	$11,080	$11,270

Funded Status and Net Amounts Recognized:
Excess of projected benefit obligation over plan assets	$5,036	$363
Unrecognized actuarial gain (loss)	(4,823)	126

Net amount recognized	$213	$489

Amount recognized in the balance sheet consists of:
Accrued compensation and benefits	$213	$—
Accrued minimum pension liability	3,875	—
Accumulated other comprehensive loss	(3,875)	—

Net amount recognized	$213	$489

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has provided a valuation allowance of $22.6 million against losses in the parent company and subsidiaries with an inconsistent history of taxable income and loss due to the uncertainty of their realization. In addition, the Company has provided a valuation allowance on foreign tax credits, due to the uncertainty of generating foreign earned income to claim the tax credits. The Company believes it is more likely than not that the remaining deferred tax assets will be realized principally through future taxable income and carry backs to taxable income in prior years. If actual results differ from those expected, or if we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by taking a charge to the consolidated statements of operations, which may have a material adverse effect on our results of operations.

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

      Income taxes paid during 2002 were $1.7 million (2001 — $33.3 million; 2000 — $4.3 million).

10.     Related Party Transactions

      The Company had the following transactions with related parties. The Company recorded $2.3 million as sales revenue from Sumitomo Heavy Industries Ltd., a significant shareholder in the year ended December 31, 2002 (2001 — $4.2 million; 2000 $10.2 million) at amounts and terms approximately equivalent to third party transactions. Transactions with Sumitomo Heavy Industries Ltd. are at normal trade terms. Receivables from Sumitomo Heavy Industries Ltd. of $0.5 million and $0.6 million as at December 31, 2002 and 2001, respectively, are included in accounts receivable on the balance sheet.

      On February 23, 2000, the Company entered into an Agreement with V2Air LLC relating to the use of the LLC aircraft for Company purposes. The V2Air LLC is owned by the Company’s President and Chief Executive Officer, Charles D. Winston. Pursuant to the terms of the Agreement, the Company is required to reimburse the V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the most recently completed fiscal year, the Company reimbursed V2Air LLC approximately $145,000 (2001 — $150,000) under the terms of such Agreement.

      In January of 2001, the Company made an investment of $2 million in a technology fund managed by OpNet Partners, L.P. During 2002, the Company received a cash distribution (return of capital) from OpNet Partners in the amount of $1.4 million. In the second quarter of 2002, the Company wrote-down the investment by $0.2 million to its estimated fair market value and wrote-off the remainder of the investment ($0.4 million) in the fourth quarter of 2002. Richard B. Black, a member of the Company’s Board of Directors, is a General Partner for OpNet Partners, L.P.

      On April 26, 2002, the Company entered into an agreement with Photoniko, Inc, a private photonics company in which one of the Company’s directors, Richard B. Black, was a director and stock option holder. As of August 16, 2002, Mr. Black was no longer a director or stock option holder of Photoniko, Inc. Under the agreement, the Company provided a non-interest bearing unsecured loan of $75,000 to Photoniko, Inc. to fund designated business activities at Photoniko, Inc. in exchange for an exclusive 90 day period to evaluate potential strategic alliances. In accordance with the terms of the agreement and the promissory note which

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was signed by Photoniko, Inc. on April 26, 2002, the loan was to be repaid in full to the Company no later than August 28, 2002, but still remains outstanding. The Company has provided a full reserve for this receivable.

11.     Restructuring and other

	Year Ended December 31,

	2002	2001	2000

Restructuring charges	$6,448	$3,380	$15,147
Reversal of restructuring charges	—	(450)	(5,006)

Total restructuring charges	6,448	2,930	10,141

Other — reduction of purchased intangibles	—	1,759	—
Other — royalties	(276)	(348)	(275)
Other — legal settlements	(745)	(1,559)	(2,670)

Total other	$(1,021)	$(148)	$(2,945)

Restructuring charges

      From 2000 through 2002, the Company faced a 57% decline in revenues and responded by streamlining operations to reduce fixed costs. This was done in stages under different restructuring plans that focused on different areas of the Company over time.

2000

      During 2000, the Company took a restructuring charge of $15.1 million and reversed a provision of $5 million primarily for plant consolidation costs originally recorded in 1999 that were for restructuring actions not taken. As part of our strategic repositioning, during the fourth quarter of fiscal 2000, the executive team approved a plan to restructure our Rugby, United Kingdom operations and our manufacturing capacity world wide. The Company recorded a charge of $12.5 million consisting of $1 million to accrue employee severance for approximately 50 employees; other exit costs of $3.8 million for the Company’s United Kingdom operation worldwide distribution system related to high-power laser systems for certain automotive applications; and costs of $7.7 million associated with restructuring for excess of capacity at three leased facility locations in the United States and Germany were also accrued. The Company also recorded a non-cash write-down of land and building in the United Kingdom of $2 million. Compensation expense of $0.6 million arising on the acceleration of options upon the sale of businesses during the year was also charged to restructuring. In addition, an inventory write-down to net realizable value of $8.5 million was recorded in cost of goods sold related to the high-power laser system product line. The Company recorded reversal of $0.5 million in the fourth quarter of 2001 for costs what will not be incurred. The provisions for lease costs in the United States and Germany primarily related to future contractual obligations under operating leases, net of expected sublease revenue on leases that the Company cannot terminate. The Rugby, United Kingdom, land and building write down reflects the net realizable value based on market assessments for the facility. The other exit costs were based primarily on purchase commitments of the Company as the time of the restructuring that the Company could not terminate.

      Cumulative cash draw-downs of $6 million, reversal of $0.5 million for restructuring costs that will not be incurred and non-cash draw-down of $2.6 million have been applied against the provision, resulting in a remaining balance of $6 million as at December 31, 2002. The actions have all been completed except for the balance accrued for the Farmington Hills, Michigan and the Maple Grove, Minnesota facilities, which is expected to be completed during 2003 at the end of the lease term.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

              2001

      During the fourth quarter of fiscal 2001, as a response to declining sales, the executive team approved a plan to further reduce capacity and the Company recorded a charge of $3.4 million to accrue employee severance of $0.9 million for approximately 35 employees at our Farmington Hills, Michigan and Oxnard, California locations, leased facilities costs of $1.8 million associated with restructuring for excess capacity at five leased locations in the United States, Canada, and Germany and write-down of leasehold improvements and certain equipment of $0.7 million associated with the existing of leased facilities. The lease costs primarily related to future contractual obligations under operating leases, net of expected sublease revenue on leases that the Company cannot terminate. The expected effects of the restructuring were to better align our ongoing expenses and cash flows in light of reduced revenues.

      Cumulative cash draw-downs of approximately $2.4 million and non-cash draw-downs of $0.7 million have been applied against the provision, resulting in a remaining provision balance of $0.3 million as at December 31, 2002. The restructuring was completed, except for costs that are expected to be paid on the leased facilities in Munich, Germany (lease expiration January 2013), Oxnard, California (expected payment March 2003) and Nepean, Ontario (lease expiration January 2006).

2002

      The Company continued to adapt to the lower level of sales. Two major restructuring plans were initiated in 2002. In the first quarter of 2002, the Company made a determination to reduce fixed costs by transferring the manufacturing operations of the Kanata, Ontario facility to other manufacturing facilities. Associated with this decision, the Company incurred restructuring costs in the first, second, and fourth quarters of 2002. At this time, the Company believes that all costs associated with the closure of this facility have been recorded, as noted below.

      During the first quarter of 2002, the Company consolidated its electronics systems business from its facility in Kanata, Ontario into the Company’s existing systems manufacturing facility in Wilmington, Massachusetts and transferred its laser business from the Company’s Kanata, Ontario facility to its existing facility in Rugby, United Kingdom. In addition, the Company closed its Kanata, Ontario facility. Restructuring provisions totaling $2.7 million in the first quarter of 2002, relate to severance and benefits of $2.2 million for the termination of approximately 90 employees, $0.3 million for the write-off of furniture, equipment and system software, and $0.2 million for plant closure and other related costs.

      During the second quarter of fiscal 2002, the Company recorded additional restructuring charges of $1.4 million related to cancellation fees on contractual obligations of $0.3 million and a write-down of land and building in Kanata, Ontario and Rugby, United Kingdom of $0.8 million, and also leased facility costs of $0.3 million at the Farmington Hills, Michigan and Oxnard, California locations. The lease costs primarily related to future contractual obligations under operating leases, net of expected sublease revenue on leases that the Company cannot terminate. The write-downs of the building brings the buildings offered for sale in line with market values and has no effect on cash.

      The second restructuring plan in 2002 related to our refocusing of our Nepean, Ontario operations on its custom optics business, as a result of the telecom industry’s severe downturn. The executive team approved a plan to reduce capacity and the Company recorded a pre-tax restructuring charge of $2.3 million in the fourth quarter of 2002. The Company downsized manufacturing operations in its Nepean, Ontario facility and we incurred $0.6 million of expense for severance and benefits for the termination of approximately 41 employees. The Company also wrote-off approximately $0.2 million of excess fixed assets and wrote-down one of the Nepean buildings by $0.2 million to its estimated fair market value. Additionally, we continued to evaluate accruals made in prior restructuring and we recorded charges of approximately $0.8 million for an adjustment to earlier provisions for the leased facilities in Munich, Germany, Maple Grove, Minnesota and Farmington

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hills, Michigan. The Company also took a further write-down of $0.3 million on the buildings in Kanata, Ontario and Rugby, United Kingdom and a $0.1 million write-off for fixed assets in Kanata, Ontario and a $0.1 million for the Maple Grove, Minnesota and Farmington Hills, Michigan facilities.

      At December 31, 2002, the net book value of two facilities, one in Kanata, Ontario and the other in Nepean, Ontario, were reclassified as held for sale and included in other assets (note 3).

      Cumulative cash draw-downs of approximately $2.1 million and non-cash draw-downs of $1.8 million have been applied against the provisions taken in 2002, resulting in a remaining provision balance of $2.5 million at December 31, 2002. For severance related costs associated with these two restructuring actions, the Company does not anticipate taking additional restructuring charges, and expects to finalize payment in 2003. The Company will continue to evaluate the fair value of the buildings and fixed assets that were written down. The restructuring is expected to be complete during January 2013 at the end of the lease term for the Munich, Germany facility.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be amortized on a straight-line basis over the remaining useful lives established at the time of the related acquisition, as the remaining useful lives of these intangible assets has not changed.

      During 2001, the Company recorded a benefit of $0.3 million related to royalties earned on the sale of the OLT precision alignment system product line. During the three months ended April 2, 1999, the Company recorded a provision of $19 million to accrue damages and legal fees, through to appeal, relating to the action against General Scanning, Inc., which was reflected as a reduction in net assets acquired at the time of the March 22, 1999 merger. The Court of Appeals affirmed the judgment on April 18, 2001 and the Company paid approximately $15.3 million in May 2001 in satisfaction of the judgment and adjusted its accrual related to this litigation and recorded a benefit of $1.6 million when the litigation was settled.

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

      The Company leases two facilities under operating lease agreements that expire in 2003. At the end of the initial lease term, these leases require the Company to renew the lease for a defined number of years at the fair market rental rate or purchase the property at the fair market value. The lessor may sell the facilities to a third party but the leases provide for a residual value guarantee of the first 85% of any loss the lessor may incur on its $19.1 million investment in the buildings, which may become payable by the Company upon the termination of the transaction, or the Company may exercise its option to purchase the facilities for approximately $19 million. As of December 31, 2002, residual value guarantees in connection with these leases totaled approximately $16 million. Upon termination of the leases, the Company expects to purchase the buildings for approximately $19 million in cash and then to sell them for the combined estimated market value of the two buildings of approximately $12.5 to $13.3 million. During the fourth quarter of fiscal 2000, the Company took a charge of $6 million associated with restructuring for excess capacity at the two leased facility locations, including the estimated residual value guarantees. In the fourth quarter of 2002, the Company took an additional restructuring charge of $0.1 million to increase the reserve for the decline in the estimated market values of the underlying buildings. The total expected value of the buildings at the end of the leases may vary, depending on whether or not the buildings are leased at time of sale and whether the buildings are sold to a buyer/owner or to an investor. The Company will incur other costs such as lease and sales commissions. The lease agreement requires, among other things, the Company to maintain specified quarterly financial ratios and conditions. As of March 29, 2002, the Company was in breach of the fixed charge coverage ratio, but on April 30, 2002, the Company entered into a Security Agreement with the Bank of Montreal (“BMO”) pursuant to which the Company deposited with BMO and pledged approximately $18.9 million as security in connection with the operating leases discussed above in exchange for a written waiver from BMO and BMO Global Capital Solutions for any Company defaults of or obligations to satisfy the specified financial covenants relating to the operating lease agreements until June 30, 2003. This item is included on the balance sheet in long-term investments. The table of future minimum operating lease payments below excludes any payments relating to these guarantees.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Legal proceedings and disputes

      Electro Scientific Industries, Inc. v. GSI Lumonics, Inc. et al. On March 16, 2000, Electro Scientific Industries, Inc. filed an action for patent infringement in the United States District Court for the Central District of California against the Company and Dynamic Details Inc., an unrelated party that is one of the Company’s customers. Electro Scientific alleged that the Company offered to sell and import into the United States the GS-600 high speed laser drilling system and that Dynamic Details possessed and used a GS-600 System. It further alleged that Dynamic Details’ use of the GS-600 laser system infringed Electro Scientific’s United States patent 5,847,960 and that the Company had actively induced the infringement of, and contributorily infringed, the patent. Electro Scientific sought an injunction, unspecified damages, trebling of those damages, and attorney fees. The Company indemnified Dynamic Details with respect to these allegations. On August 14, 2001, the United States District Court for the Central District of California granted the Company’s motion for summary judgment of non-infringement and denied Electro Scientific’s motion for summary judgment of infringement. In the ruling, the Court concluded that the GS-600 system did not literally infringe the asserted claims of the alleged Electro Scientific patent, nor did it infringe under the doctrine of equivalents. On September 7, 2001, Electro Scientific appealed the District Court’s decision on the summary judgment motions and oral arguments were heard on May 7, 2002. On October 7, 2002, the Court of Appeals vacated the summary judgment ruling of non-infringement of the District Court and remanded the matter back to the District Court for additional claim construction. In November 2002, the Company reached an agreement with Electro Scientific Industries Inc. and Dynamic Details pursuant to which the case was dismissed without prejudice. In connection with the agreement, the Company paid Electro Scientific Industries an amount that was not material to the Company’s results of operations or financial position.

      Other. As the Company has disclosed since 1994, a party has commenced legal proceedings in the United States against a number of United States manufacturing companies, including companies that have purchased systems from the Company. The plaintiff in the proceedings has alleged that certain equipment used by these manufacturers infringes patents claimed to be held by the plaintiff. While the Company is not a defendant in any of the proceedings, several of the Company’s customers have notified the Company that, if the party successfully pursues infringement claims against them, they may require the Company to indemnify

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

them to the extent that any of their losses can be attributed to systems sold to them by the Company. Due to (i) the relatively small number of systems sold to any one of the Company’s customers involved in this litigation, (ii) the low probability of success by the plaintiff in securing judgment(s) against the Company’s customers and (iii) the existence of a countersuit that seeks to invalidate the patents that are the basis for the litigation, the Company does not believe that the outcome of any of these claims individually will have a material adverse effect upon the Company’s financial condition or results of operations. No assurances can be given, however, that these or similar claims, if successful and taken in the aggregate would not have a material adverse effect upon the Company’s financial condition or results of operations.

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

Cash equivalents, short-term and long-term investments

      At December 31, 2002, the Company had $53.3 million invested in cash equivalents denominated in United States dollars with average maturity dates between January 2, 2003 and March 24, 2003. At December 31, 2001, the Company had $79.8 million cash equivalents denominated in United States dollars with average maturities between January 7, 2002 and March 01, 2002.

      At December 31, 2002 the Company had $29 million in short-term investments and $37.4 million in long-term investments invested in United States dollars with maturity dates between January 6, 2003 and November 23, 2004. As discussed in Note 4 to the financial statements, $14.5 million of short-term investments are pledged as collateral for the Fleet and CIBC credit facilities at December 31, 2002 and $18.9 million of the long-term investments is pledged as security for the lease agreements with BMO as described in Note 12 above. At December 31, 2001 the Company had $43.5 million invested in short-term investments denominated in United States dollars with maturity dates between January 24, 2002 and May 6, 2002.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      At December 31, 2002, the Company had eleven foreign exchange forward contracts to purchase $16.9 million U.S. dollars and one currency swap contract fair valued at $8.7 million U.S. dollars with an aggregate fair value loss of $0.5 million after-tax recorded in accumulated other comprehensive income and maturing at varying dates in 2003. The ineffective portion of the derivative instruments totalled a combined loss of $0.3 million and is recorded in the consolidated statements of operations in foreign exchange gain (loss). The Company expects an estimated $0.5 million to be reclassified into earnings in the next 12 months. At December 31, 2001, the Company had eight foreign exchange forward contracts to purchase $17.8 million U.S. dollars and one foreign exchange option contract to purchase $6.5 million U.S. dollars and an aggregate fair value gain of $0.8 million and maturing at various dates in 2002. At December 31, 2000, the Company had four foreign exchange contracts to purchase $6.5 million with a fair value loss of $164 thousand that matured and was recognized in earnings during the first quarter of 2001.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Laser Group — The Company designs and manufactures a wide range of lasers at our Rugby, United Kingdom facility for sale in the merchant market to end-users, OEMs and systems integrators. We also use some of these products in the Company’s own laser systems. The Laser Group also derives significant revenues from providing parts and technical support for lasers in its installed base at customer locations. These lasers are primarily used in material processing applications (cutting, welding and drilling) in light automotive, electronics, aerospace, medical and light industrial markets. The lasers are sold worldwide directly in North America and Europe, and through distributors in Japan, Asia Pacific and China. Sumitomo Heavy Industries Ltd. (a significant shareholder of the Company) is our distributor in Japan. Specifically, our pulsed and continuous wave Nd:YAG lasers are used in a variety of medical, light automotive and industrial settings.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As at December 31,

	2002	2001

Long-lived assets and goodwill:
USA	$24,158	$29,754
Canada	6,625	9,404
Europe	11,540	11,484
Japan	618	686
Asia-Pacific, other	136	221

Total	$43,077	$51,549

15.	Subsequent Events

      On March 28, 2003, a registration statement was filed whereby the Company proposed its shareholders consider a Plan of Arrangement which, if approved and effected, would restructure the Company as a publicly traded United States domiciled corporation. On May 16, 2003, the Company filed an amendment to the registration statement in response to comments received from the Securities and Exchange Commission.

      On March 31, 2003, the Company completed the sale to a third party of its excess facility in Nepean, Ontario for a price of Cdn $1.3 million (or approximately U.S.$0.9 million based on March 2003 exchange rates). At March 28, 2003, the net book value of this facility of U.S.$0.8 million is included in other assets. The estimated gain on the sale of this facility of approximately U.S.$0.1 million will be recorded in our second quarter.

      On April 21, 2003, the Company announced that it has entered into a definitive agreement for the acquisition of the principal assets of Spectron Laser Systems, a subsidiary of Lumenis Ltd., located in Rugby, United Kingdom. The Spectron assets are being acquired for $6.3 million in cash, subject to adjustment, and the assumption of certain liabilities. This transaction closed on May 7, 2003. The integration of Spectron into the Company’s Laser Group in Rugby United Kingdom is scheduled for completion by the end of August, 2003. The Company expects to account for this transaction as a business combination under SFAS No. 141 Business Combinations.

      On May 2, 2003, the Company announced that it had acquired the principal assets of the Encoder division of Dynamics Research Corporation, located in Wilmington, Massachusetts. The Encoder division assets were acquired for $3.3 million in cash, subject to adjustment, and the assumption of certain liabilities. The integration of the Encoder division into the Company’s Components Group in Billerica, Massachusetts is currently scheduled for completion by the end of August, 2003. The Company expects to account for this transaction as a business combination under SFAS No. 141 Business Combinations.

GSI LUMONICS INC.

SUPPLEMENTARY FINANCIAL INFORMATION

(United States GAAP and in thousands of United States dollars, except share amounts)
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

Directors

      The articles of the company provide that its board of directors is to be comprised of between five (5) and fifteen (15) directors, as determined from time to time by resolution of the board of directors. Within these minimum and maximum numbers of directors, the board of directors has resolved that the entire board of directors will consist of six (6) directors.

      The following table states, with respect to each person currently serving as a director of the company, the name, age, position held with the company (where applicable), the year first elected or appointed as a director, committee memberships and the person’s principal occupation and employment during the past five (5) years.

Name, Age, Principal Occupation and Municipality of Residence(6)	Year Became Director

Richard B. Black(1)(2)(4), 69	1999
President and Chief Executive Officer, ECRM, Inc. Moose, Wyoming, U.S.A.
Paul F. Ferrari (4)(5), 72	1999
Independent Consultant Former Vice President & Treasurer Thermo Electron Corporation Hobe Sound, Florida, U.S.A.
Phillip A. Griffiths, Ph.D. (3), 64	2001
Director, Institute for Advanced Study Princeton, New Jersey, U.S.A.
Byron O. Pond (1)(2), 66	2000
Chairman and Chief Executive Officer, Amcast Industrial Corp. Dayton, Ohio, U.S.A.
Benjamin J. Virgilio (1)(2), 63	1998
President & Chief Executive Officer, BKJR, Inc. Toronto, Ontario, Canada
Charles D. Winston (3), 62	1999
President & Chief Executive Officer, GSI Lumonics Inc. Nutting Lake, Massachusetts, U.S.A.

(1)	Member, Audit Committee

(2)	Member, Compensation Committee

(3)	Member, Technology Committee

(4)	Member, Pricing Committee

(5)	Chairman of the Board

(6)	The mailing address of each of Messrs. Black, Ferrari, Griffiths, Pond, Virgilio and Winston is c/o GSI Lumonics Inc. at 39 Manning Road, Billerica, Massachusetts 01821, Telephone: (978) 439-5511.

      Richard B. Black is President and Chief Executive Officer of ECRM, Inc., a manufacturer of laser systems equipment for the printing and publishing industry. He served as Chairman of ECRM until March 2002. Mr. Black also serves as a General Partner for OpNet Partners, L.P., a technology investment fund. He has served as Vice Chairman of Oak Technology, Inc. (Oak) since March 1999 and as President of Oak from January 1998 to March 1999 and has been a director at Oak since 1988. From 1987 to 1997, Mr. Black served as a General Partner for KBA Partners, L.P., a technology venture capital fund. Prior to that time, he served as president and CEO of AM International, Inc., Alusuisse of America, Inc. and Maremont Corporation. In addition to ECRM and Oak, he currently serves as a director of the following companies: Altigen Communications Inc., Applied Optoelectronics, Inc., Gabelli Group Capital Partners, Inc., TREX Enterprises and Benedetto Gartland, Inc.

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

Executive Officers

      The following table sets forth the names, ages and positions of the current executive officers of the company as at May 9, 2003, and the principal occupations held by each person named for at least the past five (5) years.

Name	Age	Position with GSI Lumonics

Charles D. Winston	62	President and Chief Executive Officer
Thomas R. Swain	57	Vice President, Finance and Chief Financial Officer
Linda Palmer	51	Vice President, Human Resources
Kurt A. Pelsue	51	Vice President, Technology and Chief Technology Officer
Felix I. Stukalin	41	Vice President, Business Development

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the United States Securities and Exchange Act of 1934, as amended, as well as applicable Canadian securities laws, require directors, executive officers and persons who own more than 10% of the company’s common shares to file reports with the United States Securities and Exchange Commission and with Canadian securities regulatory authorities, as applicable, disclosing their ownership of the company’s securities and changes in such ownership. Based solely on a review of the copies of such reports furnished to it, or a written representation from certain reporting persons that no Form 5 was required for such person, the company believes that all required filings were timely made during fiscal 2002.

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

Summary Compensation Table

					Long-Term
	Annual Compensation				Compensation Awards

					Securities
					Under
Name and	Fiscal			Other Annual	Options	All Other
Principal Position	Year	Salary	Bonus	Compensation(1)	Granted	Compensation(2)

Charles D. Winston(3)	2002	$400,000	$158,414	—	200,000	$8,500
President & CEO	2001	400,000	140,000	—	250,000	8,500
	2000	392,949	280,000	—	105,000	8,500
Thomas R. Swain(4)	2002	$200,013	$56,580	—	100,000	$8,500
V.P., Finance & CFO	2001	196,167	50,000	—	100,000	123,405 (5)
	2000	178,125	44,549	—	30,000	8,500
Kurt A. Pelsue(6)	2002	$205,762	$46,505	—	20,000	$8,500
V.P., Technology & CTO	2001	196,000	—	—	40,000	8,500
	2000	180,712	64,000	—	20,000	8,500
Linda Palmer(7)	2002	$174,230	$39,342	—	20,000	$8,500
V.P., Human Resources	2001	160,000	—	—	50,000	8,500
	2000	151,909	48,000	—	20,000	8,500
Eileen Casal(8)	2002	$194,230	$43,868	—	60,000	$8,500
V.P., General Counsel	2001	110,769	36,000	—	40,000	—
	2000	—	—	—	—	—

(1)	Unless otherwise noted, perquisites and personal benefits do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus of the Named Executive Officer.

(2)	Unless otherwise noted, all other compensation consists exclusively of the company’s contribution under its retirement and savings plans established pursuant to Section 401(k) of the United States Internal Revenue Code. The terms of the retirement and savings plans permit each participant to defer up to 15% of his annual salary up to an annual maximum amount prescribed by United States Internal Revenue Service regulations ($11,000 in 2002, plus an additional $1,000 for those participants who met eligibility requirements for “catch up” contributions). The company matches such deferrals to the extent of achievement by it of profit goals.

(3)	Mr. Winston became the President, Chief Executive Officer and a member of the board of directors of the company following the merger of General Scanning, Inc. and Lumonics Inc. in 1999. Mr. Winston served as President and Chief Executive Officer of General Scanning, Inc. beginning in September 1988 and became a member of its board of directors in 1989. Prior to joining General Scanning, Inc., from 1986 to 1988, Mr. Winston was a management consultant. In 1986, Mr. Winston was an officer of Savin Corporation. From 1981 to 1985, he served as Senior Vice President of Federal Express Corporation.

(4)	Mr. Swain has held his current position of Vice President, Finance and Chief Financial Officer since September 2000. Prior to that time, Mr. Swain served as Director of Real Estate Operation from April 1999 to August 2000. He joined General Scanning, Inc. in August 1996 with the acquisition of View Engineering, Inc. and served as Vice President and General Manager, View Engineering Division until December 1997, then served as Vice President of Business Development from January 1998 through March 1999. Prior to its acquisition by General Scanning, Inc., Mr. Swain had served as President and Chief Executive Officer of View Engineering, Inc.

(5)	Includes $114,905 with respect to relocation and related expenses and $8,500 with respect to 401(k) match.

(6)	Mr. Pelsue assumed his current position as Vice President, Technology and Chief Technology Officer in March 1999. He had served as Vice President, Corporate Engineering for General Scanning, Inc. from 1997 to 1999. Prior to that time, Mr. Pelsue held numerous senior level engineering assignments within General Scanning, Inc. He joined General Scanning, Inc. in 1976.

(7)	Ms. Palmer assumed her current role as Vice President, Human Resources in December 1999, having served as Vice President of Integration from March 1999. She had been General Scanning, Inc.’s Vice President of Human Resources beginning in 1996. Prior to that time, Ms. Palmer served as Director of Human Resources for Analog Devices.

(8)	Ms. Casal served as Vice President, General Counsel from May 2001 until her resignation effective as of January 31, 2003.

Option Grants During Fiscal 2002

      The following table provides information regarding options granted by the company during the fiscal year ended December 31, 2002 to the Named Executive Officers:

					Potential Realizable
					Value at Assumed
					Annual Rate of Share
		Percent of Total			Price Appreciation for
	Number of Shares	Options Granted			Option Term(1)
	Underlying Options	to Employees in	Exercise or Base	Expiration
Name	Granted	Fiscal Year(2)	Price($/SH)	Date	5%($)	10%($)

Charles D. Winston President & CEO	200,000	27.2%	$8.35	2/26/08	567,960	1,288,507
Thomas R. Swain V.P., Finance & CFO	100,000	13.6%	$8.35	2/26/08	283,980	644,253
Kurt A. Pelsue V.P., Technology & CTO	20,000	2.7%	$8.35	2/26/08	57,796	128,851
Linda Palmer V.P., Human Resources	50,000	6.8%	$8.35	2/26/08	56,796	128,851
Eileen Casal(3) V.P., General Counsel	60,000	8.2%	$8.35	2/26/08	170,388	386,552

(1)	This column shows the hypothetical gain of the options granted based on assumed annual share appreciation rates of 5% and 10% above the exercise price over the full term of the option. The 5% and 10% rates of appreciation are mandated by the rules of the United States Securities and Exchange Commission and do not represent the company’s estimate of future appreciation of the company’s common share prices.

(2)	All options listed above vest as to 25% of the total grant on each of the first, second, third and fourth anniversary of the date of grant.

(3)	Ms. Casal served as V.P., General Counsel until her resignation effective as of January 31, 2003. All outstanding stock options held by Ms. Casal which were not exercised as of March 1, 2003 expired and were subsequently cancelled on that date.

Options Exercised During Fiscal 2002 and Year-End Option Values

      The following table provides information, for the Named Executive Officers, concerning the number of shares for which stock options were exercised in the fiscal year ended December 31, 2002, the realized value or spread (the difference between the exercise price and market value on date of exercise), and the number and unrealized spread of unexercised options held by the Named Executive Officers at each fiscal year end.

					Value of Unexercised
					In-the-Money
			Unexercised Options		Options at
	Securities	Aggregate	at December 31, 2002		December 31, 2002
Name and	Acquired on	Value	Exercisable/		Exercisable/
Principal Position	Exercise(#)	Realized(1)($)	Unexercisable(#)		Unexercisable(2)($)

Charles D. Winston President & CEO	0	0	626,075	434,999	383,728	78,373
Thomas R. Swain V.P., Finance & CFO	0	0	83,858	165,000	0	0
Kurt A. Pelsue V.P., Technology & CTO	0	0	147,616	66,250	103,612	18,562
Linda Palmer V.P., Human Resources	0	0	89,240	67,499	50,226	8,248
Eileen Casal V.P., General Counsel	0	0	25,000	75,000	0	0

(1)	Market value of the underlying shares on the date of exercise less the option exercise price. Values are in United States dollars unless otherwise specified.

(2)	Market value of shares covered by in-the-money options on December 31, 2002, less the option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price. Values are in United States dollars unless otherwise specified.

Compensation of Directors

      During the most recently completed financial year, directors who were not employees of the company received an annual retainer of $15,000 and an attendance fee of $1,500 for attending meetings of shareholders, the board of directors and committees of the board of directors, and $750 for each meeting conducted by telephone. Upon initial election they receive options to purchase 40,000 common shares and for each annual election after the initial election, they receive options to purchase 10,000 common shares. The options have an exercise price of fair market value of the company’s common shares on the day immediately prior to the date of grant, a term of six (6) years, vest as to 25% on each of the first, second, third and fourth anniversary of the date of grant and are otherwise subject to the terms of the 1995 option plan. Directors who are employees of the company receive no remuneration for serving as members of the board of directors. All directors were entitled to reimbursement by the company for all reasonable expenses incurred in attending meetings of shareholders, the board of directors and committees of the board of directors. The chairman of the board of directors, currently Mr. Ferrari, receives an annual salary of $24,000. No additional compensation is paid to the chairs of the various committees. All payments are made in the currency of the member’s residence.

Employment Contracts and Termination of Employment/ Change-in-Control Arrangements

      The company entered into an employment agreement with Charles D. Winston on January 1, 2000 and an amendment to such agreement on February 26, 2002, pursuant to which the company agreed to employ Mr. Winston as its President and Chief Executive Officer until December 31, 2003 and to pay him certain benefits upon the termination of his employment without cause, prior to such date, which benefits are further detailed in the severance agreement referenced below. In addition, the employment agreement provides for

Mr. Winston to perform consulting services for the company for a two (2) year period commencing on January 1, 2004, at 50% of his base salary for the last year of his employment agreement. The company and Mr. Winston expect to enter into a second amendment to Mr. Winston’s employment agreement which will extend the term of his employment until December 31, 2005 and the time period for providing consulting services to the company to a two (2) year period commencing on January 1, 2006.

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

      The severance agreement entered into with Mr. Winston is coterminous with his employment agreement and is not subject to renewal; while the severance agreements entered into with Messrs. Swain and Pelsue and Ms. Palmer continue for a minimum term of three (3) years from their respective effective dates and will automatically extend for periods of one (1) year after the initial term unless the company or the executive gives notice at least ninety (90) days prior to the expiration of the current period that the agreement will not be extended. Under the severance agreements the payment in the event of termination without cause is equal to a minimum of one (1) year and a maximum of two (2) years of the sum of (a) annual base salary; (b) targeted annual bonus; (c) prorated portion of the annual bonus; and (d) the cost of certain employment benefits, except that with respect to Mr. Winston the payment is equal to a minimum of two (2) years and a maximum of three (3) years of the sum of (a)-(d). If the termination of employment occurs upon or following a defined change of control of the company, the payment is equal to three (3) times the sum of (a)-(d), except that with respect to Mr. Winston the payment is equal to four (4) times the sum of (a)-(d). Also, pursuant to these agreements all unvested options then held shall immediately vest, provided that such options shall expire upon the earlier of (i) three (3) years or the remainder of the option term in the event of a change of control, or (ii) six (6) months or the remainder of the option term in the event of a termination for cause. Most of these agreements provide that a payment would be increased in the event that it would subject the officer to an excise tax as a parachute payment under the Internal Revenue Code of 1986, as amended. The increase would be equal to the additional tax liability imposed on the executive as a result of the payment.

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

      Base salary. Base salaries are determined on an individual basis taking into consideration the individual’s position, the individual’s ability to contribute to the company’s performance and amounts paid by technology companies of similar size for comparable positions.

      Annual bonus. Each executive officer has the opportunity to earn an annual bonus. The amount of the bonus is tied to the individual’s performance and the achievement of specific goals and objectives which, in some cases, may be difficult to quantify. Cash bonuses may also, at the discretion of the compensation committee, be used to recognize other significant contributions of an executive to the overall success of the company’s objectives. All cash bonuses are paid at the discretion and upon the approval of the compensation committee. The amount of the potential bonuses varies based upon the executive officer’s position with the company, ability to impact the company’s performance and contribute to the company’s objectives and degree of responsibility.

      Long term incentives. Executives may participate in the company’s stock option plans, referred to in this report as the plans. The plans are administered by the compensation committee which designates the individuals who are to be granted options, the number of options to be granted and other terms and conditions of the options. The number of stock options granted to executive officers is based upon the same factors as are relevant in setting their salaries and annual bonuses.

      Chief Executive Officer’s compensation. During the year ended December 31, 2002, Charles D. Winston served as the company’s Chief Executive Officer. In setting the Chief Executive Officer’s salary and target bonus for the year ended December 31, 2002, the compensation committee reviewed salaries and bonuses paid to other chief executive officers of technology companies of similar size and considered his ability to impact the achievement of the company’s objectives. For the year ended December 31, 2002, Mr. Winston’s target bonus was 70% of his base salary and an option to purchase 200,000 common shares was granted to Mr. Winston in 2002 with an exercise price of $8.35 per share.

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

      The following graphs assume an investment of $100 on March 22, 1999 (the date on which the company’s common shares commenced trading on The NASDAQ Stock Market®) and compare the percentage change in the cumulative total shareholder return on such investment to the cumulative total return on (1) the NASDAQ Composite Index and (2) the Standard and Poor Small Cap 600 Electronics Equipment Subindex. The company paid no dividends during the periods shown; the performance of the indices is shown on a total return (dividend reinvestment) basis. The graph lines merely connect the prices on the dates indicated and do not reflect fluctuations between those dates.

      (1) The NASDAQ Composite Index

      (2) Standard and Poor Small Cap 600 Electronics Equipment Subindex

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Certain Beneficial Owners

      The following sets forth, to the knowledge of the company, certain information concerning the direct and indirect beneficial ownership of common shares, the company’s only class of voting securities, as of the close of business on Thursday, May 8, 2003, by each person known by the directors or senior officers of the company to be the beneficial owner of, or to exercise control or direction over 5% or more of the outstanding common shares as of such date. This information is based on the most recent statements on Schedule 13G filed with the United States Securities and Exchange Commission or on other information available to the company.

Shareholder	Shares	Percentage

Sumitomo Heavy Industries Ltd.(1)	4,078,238	10.0%
9-11, Kita-Shinagawa 5 Chome
Shinagawa-Ku, Tokyo, 141-8686, Japan
UBS Global Asset Management (Americas) Inc.(2)	3,594,720	8.8%
One North Wacker Drive
Chicago, Illinois 60606
Franklin Resources, Inc.(3)	2,121,725	5.2%
One Franklin Parkway
San Mateo, California 94403

(1)	Includes shares held by SHI Canada Inc., a wholly-owned subsidiary of Sumitomo Heavy Industries Ltd. Sumitomo Heavy Industries Ltd. has shared voting and dispositive power with SHI Canada Inc. as to all such shares.

(2)	Consists of shares held by investors whose accounts are managed by UBS Global Asset Management (Americas) Inc. and other subsidiaries of and investment companies managed by UBS AG. UBS Global Asset Management (Americas) Inc. has sole voting and shared dispositive power as to all such shares.

(3)	Consists of shares held by investors whose accounts are managed by Franklin Templeton Investments Corp., Templeton Investment Counsel, LLC, Franklin Templeton Investment Management Limited and Templeton Global Advisors Limited. Franklin Templeton Investments Corp., Templeton Investment Counsel, LLC, Franklin Templeton Investment Management Limited and Templeton Global Advisors Limited have shared voting and dispositive power as to all such shares.

Directors and Management

      The following table shows the number of common shares, the company’s only class of equity securities, beneficially owned by each of the directors, the nominees for election as a director, the Named Executive Officers (see “Executive Compensation” above), as well as by the directors, the nominees for election as a director and the executive officers of the company as a group, as of the close of business on Thursday, May 8, 2003.

Percentage of
	Amount and Nature of	Common
Name of Beneficial Owner	Beneficial Ownership(1)	Shares

Richard B. Black,	41,735(2)	*
Director
Eileen Casal,	2,251(3)	*
Vice President, General Counsel
Paul F. Ferrari,	146,435(4)	*
Director, Chairman of the Board
Phillip A. Griffiths,	30,880(5)	*
Director

Percentage of
	Amount and Nature of	Common
Name of Beneficial Owner	Beneficial Ownership(1)	Shares

Linda Palmer,	101,740(6)	*
Vice President, Human Resources
Kurt A. Pelsue,	190,241(7)	*
Vice President, Technology and Chief Technology Officer
Byron O. Pond,	39,750(8)	*
Director
Thomas R. Swain,	119,913(9)	*
Vice President, Finance and Chief Financial Officer
Benjamin J. Virgilio,	39,000(10)	*
Director
Charles D. Winston,	697,046(11)	1.7%
President, Chief Executive Officer and Director
All directors, nominees for directors and executive officers as a group (15 persons)	1,675,479(12)	4.1%

*	Less than 1%.

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days of Thursday, May 8, 2003, whether pursuant to the exercise of options or warrants, the conversion of securities or otherwise. Includes an aggregate of 1,472,135 shares which are fully vested and may be acquired within sixty (60) days of Thursday, May 8, 2003, by exercise of options and warrants. Each beneficial owner’s percentage of ownership is determined by assuming that options that are held by such person (but not those held by any other person) and which are fully vested and exercisable (or convertible) within sixty (60) days of Thursday, May 8, 2003 have been exercised. Unless otherwise noted in the footnotes below, the company believes all persons named in the table have sole voting power and investment power with respect to all common shares beneficially owned by them. Statements as to ownership of common shares are based upon information obtained from the directors, nominees and executive officers and from records available to the company.

(2)	Includes 35,000 common shares subject to options and warrants.

(3)	Ms. Casal served as V.P., General Counsel until her resignation effective as of January 31, 2003. All outstanding options held by Ms. Casal which were not exercised as of March 1, 2003 expired and were subsequently cancelled on that date.

(4)	Includes 35,000 common shares subject to options and warrants.

(5)	Includes 25,000 common shares subject to options.

(6)	All common shares subject to options.

(7)	Includes 157,616 common shares subject to options.

(8)	Includes 38,750 common shares subject to options.

(9)	Includes 108,858 common shares subject to options.

(10)	Includes 35,000 common shares subject to options.

(11)	Includes 688,575 common shares subject to options and warrants.

(12)	Includes 1,472,135 common shares subject to options and warrants.

Equity Compensation Plans

      The following table gives information about the the company’s common shares that may be issued upon the exercise of options, warrants and rights under all of its existing equity compensation plans as of December 31, 2002, the company’s most recently completed fiscal year, including the 1995 option plan, the 1981 stock option plan of General Scanning, Inc., the 1992 stock option plan of General Scanning, Inc., the warrants and the company’s employee stock purchase plan.

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon		Future Issuance Under
	Exercise of	Weighted-Average	Equity Compensation
	Outstanding	Exercise Price of	Plans (Excluding Securities
Plan Category	Options/Warrants	Outstanding Options	Reflected in First Column)

Plans approved by shareholders	3,624,741	$10.11	424,801
Plans not approved by shareholders (the warrants)	51,186	$13.36	0

Total	3,675,927	—	424,801

      All of the option plans listed above or described in the table have been approved by the company’s shareholders, except the warrants. The outstanding warrants listed in the above table were issued pursuant to the 1995 directors’ warrant plan of General Scanning, Inc., referred to in this section as the warrant plan, which was assumed by the company in connection with the March 22, 1999 merger of General Scanning, Inc. and Lumonics Inc. No additional warrants are authorized to be granted under the warrant plan.

Item 13.     Certain Relationships and Related Transactions

Interest of Insiders in Material Transactions

      During the most recently completed fiscal year, the company recorded sales revenue from Sumitomo Heavy Industries Ltd., a significant shareholder, of approximately $2.3 million. These sales were on terms approximately equivalent to comparable third party transactions.

      On April 26, 2002, the company entered into an agreement with Photoniko, Inc., a private photonics company in which one of the company’s directors, Richard B. Black, was a director and stock option holder. As of August 16, 2002, Mr. Black ceased to be a director and stock option holder of Photoniko, Inc. Under the agreement, the company provided a non-interest bearing unsecured loan of $75,000 to Photoniko, Inc. to fund designated business activities at Photoniko, Inc. in exchange for an exclusive ninety (90) day period to evaluate potential strategic alliances. In accordance with the terms of the agreement and promissory note which was signed by Photoniko, Inc. on April 26, 2002, the loan was to be repaid in full to the company no later than August 28, 2002, but still remains outstanding. The company has provided a full reserve for this receivable.

      In January of 2001, the company made an investment of $2 million in a technology fund managed by OpNet Partners L.P. During 2002, the company received a cash distribution (return of capital) from OpNet Partners in the amount of $1.4 million. In the second quarter of 2002, the company wrote down the investment by $0.2 million to its estimated fair market value and wrote-off the remainder of the investment ($0.4 million) in the fourth quarter of 2002. Richard B. Black, a director of the company, is a general partner of OpNet Partners, L.P.

      On February 23, 2000 the company entered into an agreement with V2Air LLC relating to the use of the V2Air LLC aircraft for company business purposes. V2Air LLC is owned by the company’s President and Chief Executive Officer, Charles D. Winston. Pursuant to the terms of the Agreement, the company is required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for company-

related business travel. During the most recently completed financial year, The company reimbursed V2Air LLC approximately $145,000 under the terms of such agreement.

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

Indebtedness of Directors and Officers

      Since the beginning of the fiscal year ended December 31, 2002 there has been no indebtedness to the company by any director or officer or associates of any such person, other than amounts owing for purchases subject to usual trade terms, for ordinary travel and expense advances and for other transactions in the ordinary course of business.

Directors’ and Officers’ Liability Insurance

      The company maintains directors’ and officers’ liability insurance in the aggregate principal amount of $35,000,000 subject to a $1,000,000 deductible per loss payable by the company. The premium payable for such insurance is currently $225,700 per year, which is paid by the company.

Item 14.     Controls and Procedures

      Within the 90 days prior to the date of this report, the company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this report has been made known to them in a timely fashion. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

List of Exhibits

      See the company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

Exhibit
Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 27, 1998, by and among the Registrant, Grizzly Acquisition Corp., New Grizzly Acquisition Corp. and General Scanning, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules referred to in the Merger Agreement are omitted. The Registrant hereby undertakes to furnish a supplemental a copy of any omitted Schedule to the Commission upon request.(4)
2.2	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of February 29, 2000, by and between Alexandria Real Estate Equities, Inc., and General Scanning, Inc., including amendments.(8)
2.3	Asset Purchase Agreement, dated as of August 19, 2000, between GSI Lumonics Life Science Trust, GSI Lumonics Trust, Inc. and Packard BioScience Company.(7)
3.1	Certificate and Articles of Continuance of the Registrant dated March 22, 1999.(4)
3.2	By-Law No.1 of the Registrant.(4)
4.1	Line of Credit Agreement between the Registrant and CIBC dated April 8, 1998 and accepted April 15, 1998.(4)
4.2	Rights Agreement, dated as of April 12, 1999 between GSI Lumonics Inc. and Montreal Trust Company of Canada, as Rights Agent.(12)
4.3	1981 Stock Option Plan of GSI.(1)
4.4	1992 Stock Option Plan of GSI.(1)
4.5	1995 Directors’ Warrant Plan of GSI.(1)
4.6	1994 Key Employees and Directors Stock Option Plan of the Registrant.(4)
4.7	1995 Stock Option Plan for Employees and Directors of the Registrant.(6)
4.8	GSI Lumonics Inc. Employee Stock Purchase Plan.(11)
4.9	Restatement of the 1995 Stock Option Plan for Employees and Directors of the Registrant.(13)
4.10	Security Agreement between the Registrant and the Bank of Montreal dated April 30, 2002.(14)
4.11	Waiver to Certain of the Operative Agreements between the Registrant and GSI Lumonics Corporation on one part and BMO Global Capital Solutions and the Bank of Montreal on the other part dated April 30, 2002.(14)
4.12	Loan Agreement among General Scanning Inc., GSI Lumonics Corporation and Fleet National Bank dated June 28, 2002.(14)
4.13	Secured Revolving Time Note between General Scanning Inc. and Fleet National Bank dated June 28, 2002.(14)
4.14	Security Agreement between General Scanning Inc. and Fleet National Bank dated June 28, 2002.(14)
4.15	Credit Line Letter Agreement between the Registrant and Canadian Imperial Bank of Commerce dated June 28, 2002.(14)
4.16	Amendment to Credit Line Letter Agreement between the Registrant and Canadian Imperial Bank of Commerce dated June 28, 2002.(14)
10.1	Lease Agreement between JRF II Associates Ltd. Partnership and Lumonics Corporation dated September 24, 1991.(4)
10.2	Industrial Space Lease between Lumonics Corporation and The Travelers Insurance Company dated March 17, 1992.(4)
10.3	Lease Agreement between Lumonics Corporation and Sisilli dated June 1994.(4)
10.4	GSI Lease dated July 31, 1996, as amended to date, between View Engineering, Inc. and Donald J. Devine as Trustee under the Donald J. Devine Trust Agreement.(2)
10.5	Lease dated July 15, 1997, as amended to date, between GSI and The Wilmington Realty Trust.(3)

Exhibit
Number	Description

10.6	Severance Agreement between the Registrant and Patrick D. Austin dated April 13, 1998.(4)
10.7	Split Dollar Compensation Agreement dated September 13, 1997 between GSI and Charles D. Winston.(3)
10.8	Key Employee Retention Agreement between GSI and Victor H. Woolley, dated May 1, 1997.(4)
10.9	Settlement Agreement dated June 12, 1998 between GSI and Robotic Vision Systems, Inc.(4)
10.10	Severance Agreement between the Registrant and Charles D. Winston dated April 21, 1999.(5)
10.11	Severance Agreement between the Registrant and Kurt Pelsue dated April 21, 1999.(5)
10.12	OEM Supply Agreement between the Registrant and Sumitomo Heavy Industries, Ltd. dated August 31, 1999.(5)
10.18	Employment Agreement between the Registrant and Charles D. Winston dated January 1, 2000.(8)
10.19	Severance Agreement between the Registrant and Thomas Swain dated May 24, 2001.(9)
10.20	Severance Agreement between the Registrant and Charles Winston dated May 24, 2001.(9)
10.21	Severance Agreement between the Registrant and Victor Woolley dated May 24, 2001.(9)
10.22	Severance Agreement between the Registrant and Eileen Casal dated May 24, 2001.(9)
10.23	Severance Agreement between the Registrant and Linda Palmer dated May 24, 2001.(9)
10.24	Severance Agreement between the Registrant and Kurt A. Pelsue dated May 24, 2001.(10)
10.25	Severance Agreement between the Registrant and Alfonso DaSilva dated July 9, 2001.(10)
10.26	Separation Agreement and General Release between the Registrant and Patrick D. Austin dated August 21, 2001.(10)
10.29	Amendment to Employment and Severance Agreements between the Registrant and Charles D. Winston dated February 26, 2002.(13)
10.30	Employment Agreement between the Registrant and Victor H. Woolley dated June 25, 2002.(14)
10.31	Termination Amendment to Severance Agreement between the Registrant and Victor H. Woolley dated June 25, 2002.(14)
10.32	Agreement of Purchase and Sale of property between the Registrant and Marcomm Fibre Optics, Inc. dated March 7, 2003.(15)
21.1	Subsidiaries of the Registrant.(15)
23.1	Consent of Independent Chartered Accountants.
99	Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles.
99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Canadian Supplement.
99.2	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement of General Scanning, Inc. on Form S-1, filed August 11, 1995.

(2)	Incorporated by reference to the Annual Report on Form 10-K of General Scanning, Inc. for the year ended December 31, 1996.

(3)	Incorporated by reference to the Annual Report on Form 10-K of General Scanning, Inc. for the year ended December 31, 1997.

(4)	Incorporated by reference to the Registration Statement on Form S-4/ A (Amendment No. 2) of Lumonics Inc., filed February 11, 1999.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 4, 2000.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 16, 2000.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2001.

(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 16, 2001.

(12)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed January 24, 2002.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2002.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Reports on Form 8-K

•	Form 8-K dated November 12, 2002 — Item 9, Regulation FD Disclosure

      Disclosed, and included as an exhibit, written communication comprised of slides which were provided and disseminated in both written and oral form to participants in a series of investor presentations delivered in Canada by officers of the company during the week of November 4, 2002.

•	Form 8-K dated April 22, 2003 — Item 5, Other Events

      Disclosed, and included as an exhibit, a press release announcing that the company will acquire the principal assets of Spectron Laser Systems, a subsidiary of Lumenis, Ltd., for a purchase price of $6.3 million in cash.

•	Form 8-K dated May 6, 2003 — Item 5, Other Events

      Disclosed, and included as an exhibit, a press release announcing that the company had acquired the principal assets of the Encoder division of Dynamics Research Corporation for a purchase price of $3.3 million in cash.

•	Form 8-K dated May 7, 2003 — Item 9, Regulation FD Disclosure

      Disclosed, and included as an exhibit, written communication comprised of slides which were provided and disseminated in both written and oral form to participants in a series of investor presentations delivered by officers of the company beginning on May 7, 2003.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Lumonics Inc., has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI LUMONICS INC.

By:	/s/ CHARLES D. WINSTON

Charles D. Winston

President and Chief Executive Officer

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY
ACT OF 2002

I, Charles D. Winston, certify that:

1. I have reviewed this annual report on Form 10-K/A of GSI Lumonics Inc.;

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

/s/ CHARLES D. WINSTON

Charles D. Winston

President and Chief Executive Officer

Date: May 21, 2003

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Thomas R. Swain, certify that:

1. I have reviewed this annual report on Form 10-K/A of GSI Lumonics Inc.;

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

/s/ THOMAS R. SWAIN

Thomas R. Swain

Vice President, Finance and Chief Financial Officer

Date: May 21, 2003

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