Form 10-K/A
period 2002-12-31
GSI LUMONICS INC
filed 2003-06-30
CIK 1076930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 3

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

Commission File No. 000-25705

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

      There were approximately 40,806,464 of the Registrant’s common shares, no par value, issued and outstanding on June 26, 2003.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934).     YES ☑          NO ☐

PART I
PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements and Supplementary Data
Part IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURE
Ex-23.1 Consent of Independent Chartered Account
Ex-99 Selected Consolidated Financial Statements
Ex-99.1 Management's Discussion and Analysis
Ex-99.2 Certification of Chief Executive Officer
Ex-99.3 Certification of Chief Financial Officer

GSI LUMONICS INC.

      As used in this report, the terms “we,” “us,” “our,” “GSI Lumonics” and the “company” mean GSI Lumonics Inc. and its subsidiaries, unless the context indicates another meaning.

      Unless otherwise noted, all dollar amounts in this report are expressed in United States dollars.

EXPLANATORY NOTE

      In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are filing this Amendment No. 3 on Form 10-K/ A in response to comments received from the staff of the Securities and Exchange Commission in connection with their review of our proxy circular-prospectus contained in the Registration Statement on Form S-4 of GSLI Corp. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 was filed on March 31, 2003 and on May 21, 2003 we filed an Amendment No. 2 on Form 10-K/ A in response to an earlier round of comments from the staff of the Securities and Exchange Commission.

      In this filing we have specifically amended and restated Items 7 and 8 of Part II and Item 15 of Part IV (to reflect recently filed reports on Form 8-K and the inclusion of an updated consent of Ernst & Young LLP). Please note that we have not been requested to, and we are not, restating our financial results. The only changes made to Item 8 have been to notes 10, 11, 13 and 15 to the consolidated financial statements but, for ease of reference and consistency of presentation, we have elected to restate Item 8 in its entirety in this report.

      This report speaks as of the original filing date of our Annual Report on Form 10-K (March 31, 2003) and, except as indicated below, has not been updated to reflect events occurring subsequent to that date. All information contained in this and our previous filings is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

PART I

Item 1. Business of GSI Lumonics Inc.

      The text appearing under the heading “Recent Developments” is deleted in its entirety and replaced with the following:

Recent Developments

      On March 31, 2003, our wholly-owned subsidiary GSLI Corp filed with the Securities and Exchange Commission a registration statement on Form S-4 containing a joint proxy circular-prospectus of the company and GSLI Corp which included a proposal to approve a plan of arrangement, the principal effect of which would be to restructure the company as a publicly traded United States domiciled corporation. Subsequently, GSLI Corp filed a series of amendments to the registration statement in response to comments received from the Securities and Exchange Commission and, on June 27, 2003, the registration statement was declared effective by the Securities and Exchange Commission.

      A special meeting at which shareholders and optionholders of the company will be asked to vote on the plan of arrangement, originally scheduled to be held on Thursday, July 24, 2003, will now be held at 10:00 a.m. on Monday, August 4, 2003 at the Renaissance Bedford Hotel in Bedford, Massachusetts.

      The foregoing discussion is qualified by and subject to the more detailed information on the plan of arrangement, including the applicable reasons, mechanics, effects and risks associated therewith, contained in the registration statement on Form S-4 filed by GSLI Corp with the Securities and Exchange Commission.

PART II

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

      Commencing in the first quarter of 2002, we classified service sales support and service management costs as selling, general and administrative expenses. The table above reflects the reclassification of service sales support and service management costs from cost of goods sold to selling, general and administrative expense for 2000 and 2001 to be comparative with the current period. The change was made to properly classify costs that we believed should be classified as selling, general and administrative costs rather than cost of sales. The primary components of the costs reclassified were the general management of the company’s service organization, which included the vice president of that organization and management employees worldwide who report to him, sales and marketing activities for service products, training development and order entry support. The company continues to reflect all direct field costs for services as well as technical support costs in cost of sales.

Business Environment and Restructurings

      Several significant markets for our products have been in severe decline for the past two years. Our sales of systems for semiconductor and electronics applications and precision optics for telecommunications have declined. From 2000 through 2002, the company faced a 57% decline in revenues and responded by streamlining operations to reduce fixed costs. This decline continues to the present and is due to the downturn in general economic conditions, combined with our customers’ current excess of manufacturing capacity and their customers’ excess inventories of semiconductor and electronic components.

      In response to the business environment, we have undertaken to restructure our operations in an effort to bring costs in line with our expectations for sales of systems for the semiconductor and telecommunications markets. Our emphasis has predominantly been on consolidation of operations at various locations and reducing overhead. The company expects to incur additional restructuring charges in the first three quarters of 2003 as it continues to reduce and consolidate operations around the world.

2000

      During fiscal 2000, the company took total restructuring charges of $15.1 million, $12.5 million of which resulted from the company’s determination to exit the high powered laser product line that was produced in its Rugby, United Kingdom facility. The $12.5 million charge consisted of $1 million to accrue employee severance for approximately 50 employees; $3.8 million for reduction and elimination of the company’s United Kingdom operation and worldwide distribution system related to high power laser systems; and $7.7 million for excess capacity at three leased facilities in the United States and Germany where high power laser systems operations were conducted. The provisions for lease costs at our Livonia and Farmington Hills, Michigan facilities and in Germany related primarily to future contractual obligations under operating leases, net of expected sublease revenue on leases that the company cannot terminate. Additionally, for our Farmington Hills, Michigan and Maple Grove, Minnesota facilities, we accrued an anticipated loss on our contractual obligations to guarantee the value of the buildings. This charge was estimated as the excess of our cost to purchase the buildings over their estimated fair market value. The company also recorded a non-cash write-down of land and building in the United Kingdom of $2 million, based on market assessments as to the net realizable value of the facility. Included in the expected savings in earnings and cash on an annual “go forward” basis was approximately $1.1 million related to salaries and benefits of employees terminated in the company’s Rugby, United Kingdom manufacturing facility as part of the elimination of this product line. In addition, the company recorded in cost of goods sold a reserve of $8.5 million for raw materials, work-in-process, equipment, parts and demo equipment inventory that related to the high power laser product line in its Rugby, United Kingdom facility and other locations that supported this product line.

      The remaining restructuring charge for fiscal 2000, $0.6 million of compensation expense, resulted from the acceleration of options upon the sale of our Life Sciences business and MPG product line during that year.

      Also during fiscal 2000, the company reversed a provision of $5 million originally recorded at the time of the 1999 merger of General Scanning, Inc. and Lumonics Inc. At the time the $5 million provision was recorded, the company intended to close its Rugby, United Kingdom facility and transfer those manufacturing activities to its Kanata, Ontario facility. As plans evolved, the company realized that it would cost too much to move the manufacturing and decided to not go through with its original plan. Thus, the company reversed the $5 million that had initially been recorded for this proposed restructuring.

      Cumulative cash draw-downs of $6 million, a reversal of $0.5 million recorded in the fourth quarter of 2001 for anticipated restructuring costs that will not be incurred and a non-cash draw-down of $2.6 million have been applied against the total fiscal 2000 provision of $15.1 million, resulting in a remaining balance at December 31, 2002 of $6 million. All actions relating to the 2000 restructuring charge have been completed. The $6 million accrual remaining at December 31, 2002 for the Farmington Hills, Michigan and the Maple Grove, Minnesota facilities is expected to be used during 2003 at the end of the lease terms to offset the anticipated loss on these leases upon purchase and eventual resale of the buildings.

2001

      In the fourth quarter of fiscal 2001, to further reduce capacity in response to declining sales, the company determined that the remaining functions located in its Farmington Hills, Michigan facility should be integrated with its Wilmington, Massachusetts facility and that its Oxnard, California facility should be closed. In addition, the company determined to integrate its Bedford, Massachusetts facility with its Billerica, Massachusetts manufacturing facility. The company took total restructuring charges of $3.4 million. The $3.4 million charge consisted of $0.9 million to accrue employee severance for approximately 35 employees at the Farmington Hills, Michigan and Oxnard, California locations; $1.8 million for excess capacity at five leased locations in the United States, Canada and Germany; and $0.7 million for write-down of leasehold improvements and certain equipment associated with the exiting of leased facilities located in Bedford, Massachusetts. The lease costs primarily related to future contractual obligations under operating leases, net of expected sublease revenue on leases that the company cannot terminate. The expected effects of the 2001 restructuring were to better align our ongoing expenses and cash flows in light of reduced sales. The company anticipated savings of approximately $2.4 million on an annual basis related to salaries and benefits of employees terminated at these facilities in connection with this restructuring.

      Cumulative cash draw-downs of approximately $2.4 million and non-cash draw-downs of $0.7 million have been applied against the provision, resulting in a remaining provision balance of $0.3 million as at December 31, 2002. The restructuring is complete, except for costs that are expected to be paid on the leased facilities in Munich, Germany (lease expiration January 2013), Oxnard, California (expected payment March 2003) and Nepean, Ontario (lease expiration January 2006).

2002

      Two major restructuring plans were initiated in 2002, as the company continued to adapt to a lower level of sales. In the first quarter of 2002, the company made a determination to reduce fixed costs by transferring manufacturing operations at its Kanata, Ontario facility to other manufacturing facilities. Associated with this decision, the company incurred restructuring costs in the first, second and fourth quarters of 2002. At this time, the company believes that all cost associated with the closure of this facility have been recorded, as noted below.

      During the first quarter of 2002, the company consolidated its electronics systems business from its facility in Kanata, Ontario into the company’s existing systems manufacturing facility in Wilmington, Massachusetts and transferred its laser business from the company’s Kanata, Ontario facility to its existing facility in Rugby, United Kingdom. The company then closed its Kanata, Ontario facility. The company took a total restructuring charge of $2.7 million related to these activities in the first quarter of 2002. The $2.7 million charge consisted of $2.2 million to accrue employee severance and benefits for approximately 90 employees; $0.3 million for the write-off of furniture, equipment and system software; and $0.2 million for plant closure and other related costs. Future expense and cash outflow associated with the termination of the 90 employees will be avoided, improving income before tax and cash flow by approximately $1.2 million per quarter. During the second quarter of fiscal 2002, the company recorded additional restructuring charges of $1.4 million related to cancellation fees on contractual obligations of $0.3 million, an aggregate write-down of land and building in Kanata, Ontario and Rugby, United Kingdom of $0.8 million and leased facility costs of $0.3 million at the Farmington Hills, Michigan and Oxnard, California locations. The lease costs primarily related to future contractual obligations under operating leases, net of expected sublease revenue on leases that the company cannot terminate. The write-downs of the land and building brings the properties offered for sale in line with market values and the recording of these write-downs has no effect on cash.

      The second major restructuring plan in 2002 related to the refocusing of our Nepean, Ontario operations on the custom optics business as a result of the telecom industry’s severe downturn. The company’s executive team approved a plan to reduce capacity at its Nepean, Ontario facility and the company recorded a pre-tax restructuring charge of $2.3 million in the fourth quarter of 2002 which included $0.6 million to accrue employee severance and benefits for approximately 41 employees. Future expense and cash outflow associated with the 41 terminated employees will be avoided, improving quarterly income before tax and cash flow by approximately $0.5 million per quarter. The company also wrote-off approximately $0.2 million of excess fixed assets and wrote-down one of the Nepean, Ontario buildings by $0.2 million to its estimated fair market value. Additionally, the company continued to evaluate accruals made in prior restructurings and we recorded charges of approximately $0.8 million for an adjustment to earlier provisions for leased facilities in the United States and Germany. Specifically, the $0.8 million in adjustments in the fourth quarter of 2002 related to earlier provisions for the leased facilities in Munich, Germany, Maple Grove, Minnesota and Farmington Hills, Michigan. We had originally estimated our restructuring reserve of $0.5 million based upon the assumption that we would have subleased the Munich, Germany facility in 2003. We had received information from a real estate broker that the commercial office market in Munich, Germany had softened and that we would not recover our full lease rate when we finally sublease the building. As such we recorded an additional provision of $0.5 million to cover a longer anticipated time required to sublease the space and to reflect the likelihood of subleasing at less than our existing lease rates. For the Maple Grove, Minnesota facility, we had subleased the entire building through January 2003. We had anticipated that we would find a buyer for this building by January 2003 and exercise our option to purchase the building and not have to pay the remaining lease costs. As this did not happen, we accrued the contractual lease costs through the end of the lease in June 2003, which are $0.2 million. Similarly for the Farmington Hills, Michigan facility, we had anticipated selling the building sooner, but as this did not occur by the end of 2002, we accrued the costs for the unused space through the end of the lease in June 2003, which are $0.1 million. The company also took a further write-down of $0.3 million on the buildings in Kanata, Ontario and Rugby, United Kingdom and a $0.1 million write-off for fixed assets in Kanata, Ontario and a $0.1 million for the Maple Grove, Minnesota and Farmington Hills, Michigan facilities.

      At December 31, 2002, the net book value of two facilities, one in Kanata, Ontario and the other in Nepean, Ontario, were reclassified as held for sale and included in other assets.

      Cumulative cash draw-downs of approximately $2.1 million and non-cash draw-downs of $1.8 million have been applied against the provisions taken in 2002, resulting in a remaining provision balance of $2.5 million at December 31, 2002. For severance related costs associated with these two restructuring actions, the actions are complete and the company does not anticipate taking additional restructuring charges and expects to finalize payment in 2003. The company will continue to evaluate the fair value of the buildings and fixed assets that were written down. The restructuring accrual is expected to be completely utilized during January 2013 at the end of the lease term for the Munich, Germany facility. The company estimated the restructuring charge for the Munich, Germany facility based on contractual payments required on the lease for the unused space, less what is expected to be received for subleasing. Because this is a long term lease that extends until 2013, the company will draw-down the amount accrued over the life of the lease. Future sublease market conditions may require the company to make further adjustments to this restructuring reserve.

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

      The significant downturn in economic conditions that commenced in 2001, especially in the global semiconductor, electronics and telecom industries, continues to impact sales in all of our geographic regions. The 2002 sales decline of 20.6% in the United States was not as marked as the percent decline in other regions, because there was a relatively moderate sales decline of 23% in the Components segment, which is predominately in the United States, and there was a $6.4 million sales increase in the United States in

Memory Repair over 2001. Sales from the Components segment and Memory Repair accounted for respectively $52.7 million or 56%, and $12.5 or 13% of the sales recorded in the United States in 2002. Other products sold in the United States recorded a combined 40% decline in 2002. The decline in Canada in 2002 compared to 2001 relate primarily to the downturn of the optics and telecommunication market sectors. Europe, Japan and Asia Pacific all suffered from the downturn in the semiconductor and electronics markets. In 2000, all geographic regions had relatively strong sales. This was especially true for Japan and Asia Pacific, which experienced recovery in 2000 after the financial crisis and economic downturn of the 1990s.

      Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Backlog was $42 million at December 31, 2002, compared to $50 million at December 31, 2001 and $119 million at December 31, 2000.

      Gross Profit. Gross profit was 30.9% in 2002 and 34.6% in 2001. Gross profit as a percentage of sales in 2002 decreased compared to 2001 primarily as a result of fixed costs representing a larger percentage of cost of sales in 2002 as compared to 2001. When sales dropped dramatically, fixed costs as a percentage of sales increased. Fixed costs for manufacturing and service were 18.1% of sales in 2002 versus 14.6% in 2001. These fixed costs of sales were higher, year over year, as a percentage of sales, despite decreasing by $7.4 million, or 20%, from 2001 to 2002, because sales in the same period decreased by 36%. Fixed costs are not variable to sales and we cannot quickly reduce these expenses. Major items in fixed costs are salaries and benefits for non-direct labor, facility and occupancy costs (rent and buildings that are under long term contracts) and depreciation expense (which is spread over the life of the assets). We have tried through restructurings to reduce fixed costs over time, but we cannot reduce fixed costs as a one-for-one match to sales declines in any particular period. To the extent that we cannot reduce these fixed costs in the future at the same rate as any reduction in sales, we could experience lower margins. Favorable fluctuations as a percentage of sales in cost of materials (3%) and other costs of sales (1%) were offset by unfavorable fluctuations as a percentage of sales in direct service cost (3%) and inventory provision (1%).

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

      Selling, General and Administrative Expenses. Selling, General and Administrative (SG&A) expenses decreased by $18.3 million to $55.5 million or 34.9% of sales in 2002 compared to $73.8 million or 29.8% of sales in 2001. There was a 31% reduction in SG&A headcount from December 31, 2001 to December 31, 2002. SG&A cost reductions, however, did not decline during 2002 proportionately as much as our sales, resulting in an increase in SG&A as a percentage of sales ratio from 2001 to 2002. Of the total decrease in SG&A expenses from 2001 to 2002, $9 million or 49% of the decrease is attributable to reduced personnel costs, such as salaries and benefits, as a result of the reductions in headcount made during 2002 and mandatory shutdown days. Also, as a result of decreased hiring, recruiting expenses decreased by $0.5 million. Lower commissions as a result of lower sales accounted for $1.9 million or 10% of decrease in SG&A expenses from 2001 to 2002. Lower occupancy costs as a result of reductions in operating locations accounted for $1.3 million or 8% of the decrease in SG&A spending year over year. Reductions in spending on consultants and temporary employees accounted for $1.2 million or 6% of the decrease in SG&A expenses from 2001 to 2002. Lower spending on travel related expenses accounted for $1 million or 5% of the decrease in SG&A expenses. Although legal expenses decreased by $0.9 million from 2001 to 2002, they were still approximately $2.5 million for the year ended 2002, as a result of expenses associated with the defense of two lawsuits that were settled in 2002. The balance of the decrease in SG&A expenses from 2002 to 2001 of approximately $2.5 million was in a variety of areas as a result of cost cutting measures that were implemented.

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

      Restructuring. As described above and in note 11 to the audited consolidated financial statements for the year ended December 31, 2002, we recorded restructuring charges of $6.4 million in the year then ended and of $2.9 million in the year ended December 31, 2001.

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

      Gross Profit. Gross profit was 34.6% in 2001 and 35.2% in 2000. Gross profit in 2001 decreased compared to 2000 as a result of the economic downturn and fixed manufacturing and service overhead costs, which were not reflective of the lower sales volumes during the period. This was partially offset by lower inventory loss provisions in 2001 compared to 2000. In the fourth quarter of 2000, the company wrote off $8.5 million of AM series inventory related to high power lasers for the auto industry that we discontinued and evaluated other inventory that resulted in a $10.5 million increase in inventory provision.

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

      Inventory. We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Sales volumes have been adversely impacted by the general economic downturn, and the semiconductor, electronics and telecommunication industries downturn in particular, and inventory has been affected accordingly. We have been implementing a program to reduce our inventory to desired levels. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

      The company has in place policies to review inventory values to ensure that inventory is recorded at the lower of cost or net realizable values. The company regularly reviews inventory values based on expected future usage. If, using our best judgment and based on information available, there is excess inventory, the company will establish a reserve. As the sales demand for the company’s products declines, the company establishes additional inventory reserves for potential excess and obsolete inventory. Historically, the majority of these reserves have been in product lines associated with our Laser and Laser Systems segments. The company has initiated programs to try to sell this inventory or to dispose of it, and believes that the current inventory provisions are adequate. The company does not realize significant proceeds or margins on the sale or other disposition of this inventory. Most of the inventory reserves we took in 2002 were indirectly related to the restructuring actions. The same root cause of lower demand for and sales of our products, which caused us to evaluate the inventory that we had on hand and to make adjustments in value as appropriate, also initiated management’s decisions that restructuring actions were necessary to bring costs in line with sales.

      In general, after the company establishes a reserve on inventory, various options are reviewed before a decision is made to dispose of the written-down excess inventory. The company may decide to keep the inventory to support anticipated sales, which may be outside the time frames of our reserve policy. We will review to see if the inventory can be used in other product lines or in research and development efforts. The company will determine if there is an outside market to which the parts can be moved, such as a scrap vendor. Much of our reserved inventory is highly customized and can not be sold for scrap or used in other products, and is ultimately disposed of for insignificant proceeds. Disposal of inventory is made after all other options for use of the written-down inventory have been exhausted.

      Net inventory provisions included in cost of goods sold were $20.8 million in fiscal 2000 and $3.7 million in each of fiscal 2001 and fiscal 2002.

      In 2000, the company recorded inventory provisions on various product lines, in addition to the $8.5 million charge specifically relating to the high powered laser product line and described under the heading “Business Environment and Restructurings” above, of approximately $12.3 million. There were many reasons for recording these provisions, including but not limited to: (i) ensuring compliance with internal company policies on valuing inventory and providing for reserves for excess and obsolescence; (ii) providing for inventory on products that were eliminated or planned to be eliminated in the near future; and (iii) providing for inventory where future sales forecasts had been reduced.

      In 2001, the majority of the $3.7 million in inventory provisions recorded were in the product lines affected by the downturn in the semiconductor markets. These were not related to a specific restructuring action.

      In 2002, the company continued to evaluate the inventory provisions as sales did not recover as anticipated in the semiconductor and telecom industries. We recorded approximately $3.7 million in inventory provisions. Only $0.3 million was identified as part of the restructuring plan for the company’s Kanata, Ontario operations and was recorded in cost of goods sold.

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

      We generated $11.7 million in cash from operating activities during 2002. The net loss, after adjustments for non-cash items, resulted in a use of cash of $10 million in 2002. Accounts receivable, inventories and other current assets generated a further $29.8 million during 2002, which was offset by current liabilities using $8.1 million. Accounts receivables contributed $9.4 million due to a 17-day improvement in the average time of collection offset by the impact on receivables of a $2.7 million sales increase in the fourth quarter of 2002 over the fourth quarter of 2001. Inventories contributed $19.6 million due to a reduction in manufacturing activities caused by lower demand in 2002 and management’s focus on disposing of slow moving inventory. These efforts resulted in inventory turns increasing to 3.0 at the end of 2002 from 2.3 at the end of 2001. The reduction in current liabilities is due to a lower manufacturing activities and lower spending due to a reduction in workforce. During 2001, we used $17.5 million in operating activities. Net income, after adjustment for non-cash items, generated cash of $12.8 million in 2001. Accounts receivable, inventories and other current assets generated a further $57.4 million, which was more than offset by current liabilities using $87.7 million. Accounts receivable contributed $47.1 million as the 2001 balance dropped sharply as a result of a 56% decline in sales from the fourth quarter of 2000 to the fourth quarter of 2001, offset by a 5-day increase in the average time of collection. Inventories contributed $8.9 million due to a reduction in manufacturing activities. However the reduction in inventory did not match the sales decline resulting in a decrease in inventory turns to 2.3 from 4.3 in December 2000. The usage in current liabilities reflects the downturn in manufacturing activities and the reduction in workforce. During 2000, we used $10.2 million in operating activities. The net loss, after adjustment for non-cash items, resulted in the use of cash of $19.9 million in 2000. Accounts receivable, inventories and other current assets used a further $28.4 million, which was more than offset by current liabilities providing $38.1 million. The usage of cash in accounts receivable is due to higher sales in 2000 partially offset by a 2-day improvement in the average time of collection. The usage in inventory reflects the increase in inventory to support higher demand. The increase in current liabilities is also due to higher spending associated with higher sales.

      We used $23.8 million in investing activities, including $132.9 million of purchases of short-term and long-term investments and $110 million of maturities of short and long-term investments during 2002. Investment in property, plant and equipment, net of disposals, used $3 million and in cash and other assets generated $2 million in 2002. During 2001, investing activities provided $12.4 million, including $109.4 million of purchases and $85.8 million of maturities of short-term investments. During 2001, we generated $38.5 million from the sale of our investment in PerkinElmer, Inc. and $7.3 million from the sale of our Laserdyne and Custom Systems product lines to Laserdyne Prima (see note 2 to the audited consolidated financial statements for details of both transactions). Investment in property, plant and equipment used $8.6 million in cash and other assets used $1.2 million. During 2000, investing activities provided $35.8 million, including $57.7 million of purchases and $45 million of maturities of short-term investments. During 2000, we generated $65 million from the sale of business assets and invested $10.1 million in property, plant and equipment. The acquisition of General Optics used $7.1 million in cash in 2000.

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

     Contractual Obligations

      The following summarizes our contractual obligations at December 31, 2002 and the effect such obligations are expected to have on liquidity and cash flow in future years in thousands.

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

      At December 31, 2002, the company had eleven foreign exchange forward contracts to purchase $16.9 million United States dollars and one currency swap contract valued at $8.7 million United States dollars with an aggregate fair value loss of $0.5 million after-tax recorded in accumulated other comprehensive income and maturing at various dates in 2003. The ineffective portion of the derivative instruments totaled a combined loss of $0.3 million and is recorded in the consolidated statements of operations in foreign exchange gain (loss). The company expects an estimated $0.5 million to be reclassified into earnings during fiscal 2003. At December 31, 2001, the company had eight foreign exchange forward contracts to purchase $17.8 million United States dollars and one foreign exchange option contract to purchase $6.5 million United States dollars with an aggregate fair value gain of $0.8 million dollars and maturing at various dates in 2002. At December 31, 2000, the company had four foreign exchange contracts to purchase $6.5 million United States with a fair value loss of $164,000 that matured and was recognized in earnings during the first quarter of 2001.

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

      On April 21, 2003, the company announced that it has entered into a definitive agreement for the acquisition of the principal assets of Spectron Laser Systems, a subsidiary of Lumenis Ltd., located in Rugby, United Kingdom. The Spectron assets are being acquired for $6.3 million in cash, subject to adjustment, and the assumption of certain liabilities. This transaction closed on May 7, 2003. The integration of Spectron into the company’s Laser Group in Rugby, United Kingdom is scheduled for completion by the end of August, 2003. This acquisition is consistent with the company’s strategy of expanding the product lines and technology in its laser and precision motion control components business groups. It is expected that this acquisition will be accretive to earnings in the fourth quarter of this year. The company expects to account for this transaction as a business combination under SFAS No. 141 Business Combinations.

      On May 2, 2003, the company announced that it had acquired the principal assets of the Encoder division of Dynamics Research Corporation, located in Wilmington, Massachusetts. The Encoder division assets were acquired for $3.3 million in cash, subject to adjustment, and the assumption of certain liabilities. The integration of the Encoder division into the company’s Components Group in Billerica, Massachusetts is currently scheduled for completion by the end of August, 2003. This acquisition is consistent with the company’s strategy to acquire new technologies and expand into new products complementary with our existing markets. The addition of the Encoder division assets represents the addition of technology and products that expand the company’s offering of precision motion control components. It is currently expected that this acquisition will be accretive to earnings in the fourth quarter of this year. The company expects to account for this transaction as a business combination under SFAS No. 141 Business Combinations.

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

      In January of 2001, the company made an investment of $2 million in a technology fund managed by OpNet Partners, L.P. During 2002, the company received a cash distribution (return of capital) from OpNet Partners in the amount of $1.4 million. In the second quarter of 2002, the company wrote-down the investment by $0.2 million to its estimated fair market value and wrote-off the remainder of the investment ($0.4 million) in the fourth quarter of 2002. Richard B. Black, a member of the company’s board of directors, is a general partner of OpNet Partners, L.P.

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

      A prolonged economic slowdown will continue to put pressure on our ability to meet anticipated revenue levels. We are in a broad-based economic slowdown affecting most technology sectors and semiconductors and electronics in particular. As a result, many of our customers continue to order low quantities. A large portion of our sales is dependent on the need for increased capacity or replacement of inefficient manufacturing processes, because of the capital-intensive nature of our customers’ businesses. These also tend to lag behind in an economic recovery longer than other businesses. Because it is difficult to predict how long this slowdown will continue, we may not be able to meet anticipated revenue levels on a quarterly or annual basis.

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

      Our business depends significantly upon capital expenditures, including by manufacturers in the semiconductor, electronics, machine tool and automotive industries, each of which are subject to cyclical fluctuations. The semiconductor and electronics, machine tool and automotive industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. The timing, length and severity of these cycles, and their impact on our business, are difficult to predict. For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products. The cyclical variations in these industries have the most pronounced effect on our Laser Systems segment, due in large measure to that segment’s historical focus on the semiconductor and electronics industries and the company’s need to support and maintain a comparatively larger global infrastructure (and, therefore, lesser ability to reduce fixed costs) than in our other segments. Our margins, net sales, financial condition and results of operations have been and will likely continue to be materially adversely affected by continued or further downturns or slowdowns in the semiconductor and electronics, machine tool and automotive industries that we serve.

      The success of our business is dependant upon our ability to respond to fluctuations in demand for our products. During a period of declining demand, we must be able quickly and effectively to reduce expenses while continuing to motivate and retain key employees. Our ability to reduce expenses in response to any downturn is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. In addition, the long lead-time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell. We attempt to manage this risk by employing inventory management practices such as outsourcing portions of the development and manufacturing processes, limiting our purchase commitments and focusing on production to order rather than to stock, but no assurances can be given that our efforts in this regard will be successful in mitigating this risk or that our financial condition or results of operations will not be materially adversely affected thereby.

      During a period of increasing demand and rapid growth, we must be able to increase manufacturing capacity quickly to meet customer demand and hire and assimilate a sufficient number of qualified personnel. Our inability to ramp up in times of increased demand could harm our reputation and cause some of our existing or potential customers to place orders with our competitors rather than with us.

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

      The industries in which we operate are highly competitive and competition in our markets could intensify, or our technological advantages may be reduced or lost, as a result of technological advances by our competitors. The industries in which we operate are highly competitive. We face substantial competition from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than we do. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products. There can be no assurance that we will successfully differentiate our current and proposed products from the products of our competitors or that the market place will consider our products to be superior to competing products. Because many of the components required to develop and produce a laser-based marking system are commercially available, barriers to entry into this market are relatively low and we expect new competitive product entries in this market. To maintain our competitive position in this market, we believe that we will be required to continue a high level of investment in engineering, research and development, marketing and customer service and support. There can be no assurance that we will have sufficient resources to continue to make these investments, that we will be able to make the technological advances necessary to maintain our competitive position, or that our products will receive market acceptance. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development of new products.

      Our operations could be negatively affected if we lose key executives or employees or are unable to attract and retain skilled executives and employees as needed. Our business and future operating results depend in part upon our ability to attract and retain qualified management, technical, sales and support personnel for our operations on a worldwide basis. The loss of key personnel could negatively impact our operations. Competition for qualified personnel is intense and we cannot guarantee that we will be able to continue to attract and retain qualified personnel.

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

      Delays or deficiencies in research, development, manufacturing, delivery of or demand for new products or of higher cost targets could have a negative affect on our business, operating results or financial condition. We are active in the research and development of new products and technologies. Our research and development efforts may not lead to the successful introduction of new or improved products. The development by others of new or improved products, processes or technologies may make our current or proposed products obsolete or less competitive. Our ability to control costs is limited by our need to invest in research and development. Because of intense competition in the industries in which we compete, if we were to fail to invest sufficiently in research and development, our products could become less attractive to potential customers and our business and financial condition could be materially and adversely affected. As a result of our need to maintain our spending levels in this area, our operating results could be materially harmed if our net sales fall below expectations. In addition, as a result of our emphasis on research and development and technological innovation, our operating costs may increase further in the future and research and development expenses may increase as a percentage of total operating expenses and as a percentage of net sales.

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

      We may not be able to find suitable targets or consummate acquisitions in the future, and there can be no assurance that the acquisitions we have made and do in the future make will provide expected benefits. We have recently consummated two strategic acquisitions and intend in the future to continue to pursue other strategic acquisitions of businesses, technologies and products complementary to our own. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of management’s attention from our core businesses and risks associated with unanticipated problems or liabilities. No assurances can be given that management’s efforts in this regard will be sufficient, or that identified acquisition candidates will be receptive to our advances or, consistent with our acquisition strategy, accretive to earnings.

      Should we acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require the allocation of significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. We attempt to mitigate these risks by focusing our attention on the acquisition of businesses, technologies and products that have current relevancy to our existing lines of business and that are complementary to our existing product lines. Other difficulties we may encounter, and which we may or may not be successful in addressing, include those risks associated with the potential entrance into markets in which we have limited or no prior experience and the potential loss of key employees, particularly those of the acquired business.

      There is a risk that United States holders could be considered to hold shares in a passive foreign investment company under United States tax laws, which may have adverse tax consequences for United States holders of our shares. Under United States tax laws, United States investors who hold stock in a passive foreign investment company, referred to in this report as a PFIC, may be subject to adverse tax consequences. Any non-United States corporation may be classified as a PFIC if 75% or more of its gross income in any year is considered passive income for United States tax purposes. For this purpose, passive income generally includes interest, dividends and gains from the sale of assets that produce these types of income. In addition, a non-United States corporation may be classified as a PFIC if the average percentage of the fair market value of its gross total assets during any year that produced passive income (based on the average of such values as at each quarter end of that year), or that were held to produce passive income, is at least 50% of the fair market value of its gross total assets.

      The determination of whether a corporation is a PFIC is a fact-sensitive inquiry that depends, among other things, on the fair market value of its assets (and such value is subject to change from time to time). We believe that the company is not now and has not in the past been a PFIC. However, there is a risk that United States holders of our shares will be deemed to hold shares in a PFIC.

      The tax consequences to United States holders of disposing of shares in a PFIC are as follows. All gains recognized on the disposition of PFIC shares by a United States shareholder are taxable as ordinary income. Additionally, at the time of disposition, the United States shareholder incurs an interest charge. The interest is computed at the rate for underpayments of tax, generally as though the gain had been included in the United States shareholder’s gross income ratably over the period the United States shareholder held the PFIC’s stock, but payment of the resulting tax had been delayed until the sale or distribution. Similar rules apply to “excess distributions.” An excess distribution is a current year distribution received by a United States shareholder on PFIC stock, to the extent the distribution exceeds his or her ratable portion of 125% of the average amount so received during the three preceding years. The portion of an actual distribution that is not an excess distribution is not taxed under the excess distribution rules, but rather is treated as a distribution subject to the normal tax rules. A United States shareholder may avoid the effect of the foregoing rules if he or she makes a

“qualified electing fund” election or a “mark-to-market election,” but then becomes subject to the special rules that apply to such elections.

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

      We depend on limited source suppliers that could cause substantial manufacturing delays and additional cost if a disruption in supply occurs. While we attempt to mitigate risks associated with our reliance on single suppliers by actively managing our supply chain, we do obtain some components used in our business segments from a single source. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products, particularly in our Laser Systems segment. Despite our and their best efforts, there can be no assurance that our current or alternative sources will be able to continue to meet all of our demands on a timely basis. If suppliers or subcontractors experience difficulties that result in a reduction or interruption in supply to us, or fail to meet any of our manufacturing requirements, our business would be harmed until we are able to secure alternative sources, if any, on commercially reasonable terms.

      Each of our suppliers can be replaced, either by contracting with another supplier or through internal production of the part or parts previously purchased in the market, but no assurances can be given that we would be able to do so quickly enough to avoid an interruption or delay in delivery of our products to our customers and any associated harm to our reputation and customer relationships. Unavailability of necessary parts or components, or suppliers of the same, could require us to reengineer our products to accommodate available substitutions. Any such actions would likely increase our costs and could have a material adverse effect on manufacturing schedules, product performance and market acceptance, each or all of which could be expected to have a material adverse effect on our financial condition or results of operations.

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

      Our operations in foreign countries subject us to risks not faced by companies operating exclusively in the United States. In addition to operating in the United States, Canada and the United Kingdom, we currently have sales and service offices in France, Germany, Italy, Japan, Singapore, Hong Kong, Korea, Taiwan, Malaysia and the Philippines. By the end of the second quarter of 2003, we intend to close our offices in France, Italy, Hong Kong, Malaysia and the Philippines, but we may in the future expand into other international regions. During 2002 and 2001, approximately 41% and 52% of our revenue, respectively, were derived from our international operations.

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

      If the economic and political conditions in United States and globally do not improve or if the economic slowdown continues, we may continue to experience material adverse impacts on our business, operating results and financial condition. Our business is subject to the effects of general economic and political conditions globally. Our revenues and operating results have declined partially due to continuing unfavorable economic conditions as well as uncertainties arising out of the threatened terrorist attacks on the United States, including the potential worsening or extension of the current global economic slowdown, the economic consequences of protracted military action or additional terrorist activities and associated political instability and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

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

      Changes in governmental regulations may reduce demand for our products or increase our expenses. We compete in many markets in which we and our customers must comply with federal, state, local and international regulations, such as environmental, health and safety and food and drug regulations. We develop, configure and market our products to meet customer needs created by those regulations. Any significant change in regulations could reduce demand for our products, which in turn could materially adversely affect our business, operating results and financial condition.

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
as at June 26, 2003)

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

Stock options

      In conjunction with the merger with General Scanning, Inc., the Company adopted outstanding options held by employees under nonqualified and incentive stock options plans of General Scanning, Inc. and issued 2,051,903 stock options of the Company in exchange. At December 31, 2002, options to purchase 630,677 shares of common stock remained outstanding under the assumed General Scanning, Inc. stock option plans. In addition, the Company adopted outstanding warrants for the purchase of common stock issued to non-employee members of the General Scanning, Inc. Board of Directors. The warrants are subject to vesting as determined by a committee of the Board of Directors at the date of grant and expire ten years from the date of grant. During the year ended December 31, 2002, none were granted, cancelled or exercised. At December 31, 2002, 51,186 warrants, of which all are exercisable, remain outstanding at prices ranging from $9.65 to $15.41 per share. The warrants are included in the stock option activity table in this note.

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

      In July 1999, the Company offered employee option holders an exchange of one option for each two options outstanding with exercise prices over $9.00 or Cdn$13.32. Under this exchange 243,597 options with exercise price of $4.63 or Cdn$6.95 per share, the then-current market price of the stock, were granted with a new vesting schedule, and 487,194 options were cancelled. The Company is accounting for the replacement options as variable from July 1, 2000, in accordance with Financial Accounting Standard Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25, until the options are exercised, forfeited or expire unexercised. Because the market price of the Company’s stock has decreased since July 1, 2000, there was no material impact on its financial position and results of operations.

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

Defined Benefit Pension Plan

      The Company’s subsidiary in the United Kingdom maintains a pension plan, known as the GSI Lumonics Ltd. United Kingdom Pension Scheme Retirement Savings Plan. The plan has two components: the Final Salary Plan, which is a defined benefit plan, and the Retirement Savings Plan, which is a defined contribution plan. Effective April 1997, membership to the Final Salary Plan was closed. Benefits under this plan are based on the employees’ years of service and compensation. The Company’s funding policy is to fund

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pensions and other benefits based on widely used actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. The assets of this plan consist primarily of equity and fixed income securities of U.K. and foreign issuers.

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

      In January of 2001, the Company made an investment of $2 million in a technology fund managed by OpNet Partners, L.P. During 2002, the Company received a cash distribution (return of capital) from OpNet Partners in the amount of $1.4 million. In the second quarter of 2002, the Company wrote-down the investment by $0.2 million to its estimated fair market value and wrote-off the remainder of the investment ($0.4 million) in the fourth quarter of 2002. Richard B. Black, a member of the Company’s Board of Directors, is a General Partner of OpNet Partners, L.P.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2000

      During fiscal 2000, the Company took total restructuring charges of $15.1 million, $12.5 million of which resulted from the Company’s determination to exit the high powered laser product line that was produced in its Rugby, United Kingdom facility. The $12.5 million charge consisted of $1 million to accrue employee severance for approximately 50 employees; $3.8 million for reduction and elimination of the Company’s United Kingdom operation and worldwide distribution system related to high power laser systems; and $7.7 million for excess capacity at three leased facilities in the United States and Germany where high power laser systems operations were conducted. The provisions for lease costs at our Livonia and Farmington Hills, Michigan facilities and in Germany related primarily to future contractual obligations under operating leases, net of expected sublease revenue on leases that the Company cannot terminate. Additionally, for our Farmington Hills, Michigan and Maple Grove, Minnesota facilities, we accrued an anticipated loss on our contractual obligations to guarantee the value of the buildings. This charge was estimated as the excess of our cost to purchase the buildings over their estimated fair market value. The Company also recorded a non-cash write-down of land and building in the United Kingdom of $2 million, based on market assessments as to the net realizable value of the facility. In addition, the Company recorded in cost of goods sold a reserve of $8.5 million for raw materials, work-in-process, equipment, parts and demo equipment inventory that related to the high power laser product line in its Rugby, United Kingdom facility and other locations that supported this product line.

      The remaining restructuring charge for fiscal 2000, $0.6 million of compensation expense, resulted from the acceleration of options upon the sale of our Life Sciences business and MPG product line during that year.

      Also during fiscal 2000, the Company reversed a provision of $5 million originally recorded at the time of the 1999 merger of General Scanning, Inc. and Lumonics Inc. At the time the $5 million provision was recorded, the Company intended to close its Rugby, United Kingdom facility and transfer those manufacturing activities to its Kanata, Ontario facility. As plans evolved, the Company realized that it would cost too much to move the manufacturing and decided to not go through with its original plan. Thus, the Company reversed the $5 million that had initially been recorded for this proposed restructuring.

      Cumulative cash draw-downs of $6 million, a reversal of $0.5 million recorded in the fourth quarter of 2001 for anticipated restructuring costs that will not be incurred and a non-cash draw-down of $2.6 million have been applied against the total fiscal 2000 provision of $15.1 million, resulting in a remaining balance at

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2002 of $6 million. All actions relating to the 2000 restructuring charge have been completed. The $6 million accrual remaining at December 31, 2002 for the Farmington Hills, Michigan and the Maple Grove, Minnesota facilities, is expected to be used during 2003 at the end of the lease terms to offset the anticipated loss on these leases upon purchase and eventual resale of the buildings.

2001

      In the fourth quarter of fiscal 2001, to further reduce capacity in response to declining sales, the Company determined that the remaining functions located in its Farmington Hills, Michigan facility should be integrated with its Wilmington, Massachusetts facility and that its Oxnard, California facility should be closed. In addition, the Company determined to integrate its Bedford, Massachusetts facility with its Billerica, Massachusetts manufacturing facility. The Company took total restructuring charges of $3.4 million. The $3.4 million charge consisted of $0.9 million to accrue employee severance for approximately 35 employees at the Farmington Hills, Michigan and Oxnard, California locations; $1.8 million for excess capacity at five leased locations in the United States, Canada and Germany; and $0.7 million write-down of leasehold improvements and certain equipment associated with the existing of leased facilities located in Bedford, Massachusetts. The lease costs primarily related to future contractual obligations under operating leases, net of expected sublease revenue on leases that the Company cannot terminate. The expected effects of the restructuring were to better align our ongoing expenses and cash flows in light of reduced sales.

      Cumulative cash draw-downs of approximately $2.4 million and non-cash draw-downs of $0.7 million have been applied against the provision, resulting in a remaining provision balance of $0.3 million as at December 31, 2002. The restructuring is complete, except for costs that are expected to be paid on the leased facilities in Munich, Germany (lease expiration January 2013), Oxnard, California (expected payment March 2003) and Nepean, Ontario (lease expiration January 2006).

2002

      Two major restructuring plans were initiated in 2002, as the Company continued to adapt to a lower level of sales. In the first quarter of 2002, the Company made a determination to reduce fixed costs by transferring manufacturing operations at its Kanata, Ontario facility to other manufacturing facilities. Associated with this decision, the Company incurred restructuring costs in the first, second, and fourth quarters of 2002. At this time, the Company believes that all costs associated with the closure of this facility have been recorded, as noted below.

      During the first quarter of 2002, the Company consolidated its electronics systems business from its facility in Kanata, Ontario into the Company’s existing systems manufacturing facility in Wilmington, Massachusetts and transferred its laser business from the Company’s Kanata, Ontario facility to its existing facility in Rugby, United Kingdom. In addition, the Company closed its Kanata, Ontario facility. The Company took a total restructuring charge of $2.7 million related to these activities in the first quarter of 2002. The $2.7 million charge consisted of $2.2 million to accrue employee severance and benefits for approximately 90 employees; $0.3 million for the write-off of furniture, equipment and system software; and $0.2 million for plant closure and other related costs. During the second quarter of fiscal 2002, the Company recorded additional restructuring charges of $1.4 million related to cancellation fees on contractual obligations of $0.3 million, a write-down of land and building in Kanata, Ontario and Rugby, United Kingdom of $0.8 million, and also leased facility costs of $0.3 million at the Farmington Hills, Michigan and Oxnard, California locations. The lease costs primarily related to future contractual obligations under operating leases, net of expected sublease revenue on leases that the Company cannot terminate. The write-downs of the building brings the properties offered for sale in line with market values and the recording of these write-downs has no effect on cash.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The second major restructuring plan in 2002 related to our refocusing of the Nepean, Ontario operations on its custom optics business as a result of the telecom industry’s severe downturn. The Company’s executive team approved a plan to reduce capacity at its Nepean, Ontario facility and the Company recorded a pre-tax restructuring charge of $2.3 million in the fourth quarter of 2002 which included $0.6 million to accrue employee severance and benefits for approximately 41 employees. The Company also wrote-off approximately $0.2 million of excess fixed assets and wrote-down one of the Nepean, Ontario buildings by $0.2 million to its estimated fair market value. Additionally, the Company continued to evaluate accruals made in prior restructurings and we recorded charges of approximately $0.8 million for an adjustment to earlier provisions for leased facilities in the United States and Germany. Specifically, the $0.8 million in adjustments in the fourth quarter of 2002 related to earlier provisions for the leased facilities in Munich, Germany, Maple Grove, Minnesota and Farmington Hills, Michigan. We had originally estimated our restructuring reserve of $0.5 million based upon the assumption that we would have subleased the Munich, Germany facility in 2003. We had received information from a real estate broker that the commercial office market in Munich, Germany had softened and that we would not recover our full lease rate when we finally sublease the building. As such we recorded an additional provision of $0.5 million to cover a longer anticipated time required to sublease the space and to reflect the likelihood of subleasing at less than our existing lease rates. For the Maple Grove, Minnesota facility, we had subleased the entire building through January 2003. We had anticipated that we would find a buyer for this building by January 2003 and exercise our option to purchase the building and not have to pay the remaining lease costs. As this did not happen, we accrued the contractual lease costs through the end of the lease in June 2003, which are $0.2 million. Similarly for the Farmington Hills, Michigan facility, we had anticipated selling the building sooner, but as this did not occur by the end of 2002, we accrued the costs for the unused space through the end of the lease in June 2003, which are $0.1 million. The Company also took a further write-down of $0.3 million on the buildings in Kanata, Ontario and Rugby, United Kingdom and a $0.1 million write-off for fixed assets in Kanata, Ontario and a $0.1 million for the Maple Grove, Minnesota and Farmington Hills, Michigan facilities.

      At December 31, 2002, the net book value of two facilities, one in Kanata, Ontario and the other in Nepean, Ontario, were reclassified as held for sale and included in other assets (note 3).

      Cumulative cash draw-downs of approximately $2.1 million and non-cash draw-downs of $1.8 million have been applied against the provisions taken in 2002, resulting in a remaining provision balance of $2.5 million at December 31, 2002. For severance related costs associated with these two restructuring actions, the actions are complete and the Company does not anticipate taking additional restructuring charges and expects to finalize payment in 2003. The Company will continue to evaluate the fair value of the buildings and fixed assets that were written down. The restructuring accrual is expected to be completely utilized during January 2013 at the end of the lease term for the Munich, Germany facility. The Company estimated the restructuring charge for the Munich, Germany facility based on contractual payments required on the lease for the unused space, less what is expected to be received for subleasing. Because this is a long term lease that extends until 2013, the Company will draw-down the amount accrued over the life of the lease. Future sublease market conditions may require the Company to make further adjustments to this restructuring reserve.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes changes in the restructuring provision.

	Severance	Facilities	Other	Total

	(In millions)
Provision at December 31, 1999	$2.8	$3.9	$3.4	$10.1
Charges during 2000	1.6	9.7	3.8	15.1
Cash draw-downs 2000	(1.8)	(1.0)	(1.5)	(4.3)
Reversals during 2000	(0.8)	(2.3)	(1.9)	(5.0)
Non-cash draw-down 2000	(0.6)	(2.0)	—	(2.6)

Provision at December 31, 2000	1.2	8.3	3.8	13.3
Charges during 2001	0.9	2.5	—	3.4
Cash draw-downs 2001	(1.2)	(1.6)	(3.8)	(6.6)
Reversals during 2001	—	(0.5)	—	(0.5)
Non-cash draw-down 2001	—	(0.7)	—	(0.7)

Provision at December 31, 2001	0.9	8.0	—	8.9
Charges during 2002	2.8	3.1	0.5	6.4
Cash draw-downs 2002	(2.5)	(1.6)	(0.5)	(4.6)
Non-cash draw-down 2002	—	(1.9)	—	(1.9)

Provision at December 31, 2002	$1.2	$7.6	$—	$8.8

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations generally on the same line item as the gain or loss on the item being hedged. The Company records all derivatives at fair value as assets or liabilities in the consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument.

      At December 31, 2002, the Company had eleven foreign exchange forward contracts to purchase $16.9 million U.S. dollars and one currency swap contract fair valued at $8.7 million U.S. dollars with an aggregate fair value loss of $0.5 million after-tax recorded in accumulated other comprehensive income and maturing at varying dates in 2003. The ineffective portion of the derivative instruments totalled a combined loss of $0.3 million and is recorded in the consolidated statements of operations in foreign exchange gain (loss). The Company expects an estimated $0.5 million to be reclassified into earnings during fiscal 2003. At December 31, 2001, the Company had eight foreign exchange forward contracts to purchase $17.8 million U.S. dollars and one foreign exchange option contract to purchase $6.5 million U.S. dollars and an aggregate fair value gain of $0.8 million and maturing at various dates in 2002. At December 31, 2000, the Company had four foreign exchange contracts to purchase $6.5 million with a fair value loss of $164 thousand that matured and was recognized in earnings during the first quarter of 2001.

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

      The Company’s operations include three reportable operating segments: the Components segment (Components); the Laser segment (Laser Group); and the Laser Systems segment (Laser Systems).

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Segments

      Information on reportable segments is as follows:

	Year Ended December 31,

	2002	2001

Sales
Components	$70,436	$88,689
Laser Group	23,748	39,119
Laser Systems	65,906	123,969
Intersegment sales elimination	(1,020)	(3,873)

Total	$159,070	$247,904

Profit (loss) from operations before income taxes
Components	$16,763	$18,603
Laser Group	(5,010)	4,425
Laser Systems	(18,732)	(23,712)

Total by segment	(6,979)	(684)

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2002	2001

Unallocated amounts:
Corporate expenses	19,754	12,983
Amortization of purchased intangibles	5,135	5,226
Restructuring and other	5,427	2,782

Loss from operations	$(37,295)	$(21,675)

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

      On March 28, 2003, a registration statement was filed whereby the Company proposed its shareholders consider a Plan of Arrangement which, if approved and effected, would restructure the Company as a publicly traded United States domiciled corporation. On May 16, 2003, June 18, 2003 and again on June 26, 2003, the Company filed amendments to the registration statement in response to comments received from the Securities and Exchange Commission.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On April 21, 2003, the Company announced that it has entered into a definitive agreement for the acquisition of the principal assets of Spectron Laser Systems, a subsidiary of Lumenis Ltd., located in Rugby, United Kingdom. The Spectron assets are being acquired for $6.3 million in cash, subject to adjustment, and the assumption of certain liabilities. This transaction closed on May 7, 2003. The integration of Spectron into the Company’s Laser Group in Rugby, United Kingdom is scheduled for completion by the end of August, 2003. The Company expects to account for this transaction as a business combination under SFAS No. 141 Business Combinations.

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

List of Exhibits

      See the company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

Exhibit
Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 27, 1998, by and among the Registrant, Grizzly Acquisition Corp., New Grizzly Acquisition Corp. and General Scanning, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules referred to in the Merger Agreement are omitted. The Registrant hereby undertakes to furnish a supplemental a copy of any omitted Schedule to the Commission upon request.(4)
2.2	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of February 29, 2000, by and between Alexandria Real Estate Equities, Inc., and General Scanning, Inc., including amendments.(8)
2.3	Asset Purchase Agreement, dated as of August 19, 2000, between GSI Lumonics Life Science Trust, GSI Lumonics Trust, Inc. and Packard BioScience Company.(7)
3.1	Certificate and Articles of Continuance of the Registrant dated March 22, 1999.(4)
3.2	By-Law No.1 of the Registrant.(4)
4.1	Line of Credit Agreement between the Registrant and CIBC dated April 8, 1998 and accepted April 15, 1998.(4)
4.2	Rights Agreement, dated as of April 12, 1999 between GSI Lumonics Inc. and Montreal Trust Company of Canada, as Rights Agent.(12)
4.3	1981 Stock Option Plan of GSI.(1)
4.4	1992 Stock Option Plan of GSI.(1)
4.5	1995 Directors’ Warrant Plan of GSI.(1)
4.6	1994 Key Employees and Directors Stock Option Plan of the Registrant.(4)
4.7	1995 Stock Option Plan for Employees and Directors of the Registrant.(6)
4.8	GSI Lumonics Inc. Employee Stock Purchase Plan.(11)
4.9	Restatement of the 1995 Stock Option Plan for Employees and Directors of the Registrant.(13)
4.10	Security Agreement between the Registrant and the Bank of Montreal dated April 30, 2002.(14)
4.11	Waiver to Certain of the Operative Agreements between the Registrant and GSI Lumonics Corporation on one part and BMO Global Capital Solutions and the Bank of Montreal on the other part dated April 30, 2002.(14)
4.12	Loan Agreement among General Scanning, Inc., GSI Lumonics Corporation and Fleet National Bank dated June 28, 2002.(14)
4.13	Secured Revolving Time Note between General Scanning, Inc. and Fleet National Bank dated June 28, 2002.(14)
4.14	Security Agreement between General Scanning, Inc. and Fleet National Bank dated June 28, 2002.(14)
4.15	Credit Line Letter Agreement between the Registrant and Canadian Imperial Bank of Commerce dated June 28, 2002.(14)
4.16	Amendment to Credit Line Letter Agreement between the Registrant and Canadian Imperial Bank of Commerce dated June 28, 2002.(14)
10.1	Lease Agreement between JRF II Associates Ltd. Partnership and Lumonics Corporation dated September 24, 1991.(4)
10.2	Industrial Space Lease between Lumonics Corporation and The Travelers Insurance Company dated March 17, 1992.(4)
10.3	Lease Agreement between Lumonics Corporation and Sisilli dated June 1994.(4)
10.4	GSI Lease dated July 31, 1996, as amended to date, between View Engineering, Inc. and Donald J. Devine as Trustee under the Donald J. Devine Trust Agreement.(2)
10.5	Lease dated July 15, 1997, as amended to date, between GSI and The Wilmington Realty Trust.(3)

Exhibit
Number	Description

10.6	Severance Agreement between the Registrant and Patrick D. Austin dated April 13, 1998.(4)
10.7	Split Dollar Compensation Agreement dated September 13, 1997 between GSI and Charles D. Winston.(3)
10.8	Key Employee Retention Agreement between GSI and Victor H. Woolley, dated May 1, 1997.(4)
10.9	Settlement Agreement dated June 12, 1998 between GSI and Robotic Vision Systems, Inc.(4)
10.10	Severance Agreement between the Registrant and Charles D. Winston dated April 21, 1999.(5)
10.11	Severance Agreement between the Registrant and Kurt Pelsue dated April 21, 1999.(5)
10.12	OEM Supply Agreement between the Registrant and Sumitomo Heavy Industries, Ltd. dated August 31, 1999.(5)
10.18	Employment Agreement between the Registrant and Charles D. Winston dated January 1, 2000.(8)
10.19	Severance Agreement between the Registrant and Thomas Swain dated May 24, 2001.(9)
10.20	Severance Agreement between the Registrant and Charles Winston dated May 24, 2001.(9)
10.21	Severance Agreement between the Registrant and Victor Woolley dated May 24, 2001.(9)
10.22	Severance Agreement between the Registrant and Eileen Casal dated May 24, 2001.(9)
10.23	Severance Agreement between the Registrant and Linda Palmer dated May 24, 2001.(9)
10.24	Severance Agreement between the Registrant and Kurt A. Pelsue dated May 24, 2001.(10)
10.25	Severance Agreement between the Registrant and Alfonso DaSilva dated July 9, 2001.(10)
10.26	Separation Agreement and General Release between the Registrant and Patrick D. Austin dated August 21, 2001.(10)
10.29	Amendment to Employment and Severance Agreements between the Registrant and Charles D. Winston dated February 26, 2002.(13)
10.30	Employment Agreement between the Registrant and Victor H. Woolley dated June 25, 2002.(14)
10.31	Termination Amendment to Severance Agreement between the Registrant and Victor H. Woolley dated June 25, 2002.(14)
10.32	Agreement of Purchase and Sale of property between the Registrant and Marcomm Fibre Optics, Inc. dated March 7, 2003.(15)
21.1	Subsidiaries of the Registrant.(15)
23.1	Consent of Independent Chartered Accountants.
99	Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles.
99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Canadian Supplement.
99.2	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement of General Scanning, Inc. on Form S-1, filed August 11, 1995.

(2)	Incorporated by reference to the Annual Report on Form 10-K of General Scanning, Inc. for the year ended December 31, 1996.

(3)	Incorporated by reference to the Annual Report on Form 10-K of General Scanning, Inc. for the year ended December 31, 1997.

(4)	Incorporated by reference to the Registration Statement on Form S-4/ A (Amendment No. 2) of Lumonics Inc., filed February 11, 1999.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 4, 2000.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 16, 2000.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2001.

(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 16, 2001.

(12)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed January 24, 2002.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2002.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Reports on Form 8-K

•	Form 8-K dated November 12, 2002 — Item 9, Regulation FD Disclosure

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

•	Form 8-K dated May 23, 2003 — Item 5, Other Events

      Disclosed, and included as an exhibit, a press release announcing that the company’s annual general meeting of shareholders will be held on Tuesday, June 24 in Bedford, Massachusetts.

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

Date: June 27, 2003

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

Date: June 27, 2003

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