Form 10-Q/A
period 2003-03-28
GSI LUMONICS INC
filed 2003-07-15
CIK 1076930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

www.gsilumonics.com

(Registrant’s website address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑          No     ☐

      As at June 30, 2003, there were 40,807,797 shares of the Common Stock of GSI Lumonics Inc., no par value, issued and outstanding.

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
SIGNATURES
EX-99 Selected Consolidated Financial Statements
EX-99.1 Management Discussion and Analysis
EX-99.2 Section 906 Certification
EX-99.3 Section 906 Certification

GSI LUMONICS INC.

EXPLANATORY NOTE

      In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are filing this Amendment No. 1 on Form 10-Q/A in response to comments received from the staff of the Securities and Exchange Commission in connection with their review of our proxy circular-prospectus contained in the Registration Statement on Form S-4 of GSLI Corp.

      In this filing we have specifically amended and restated Items 1 and 2 of Part I and Item 6 of Part II (to reflect recently filed reports on Form 8-K) in response to the Staff’s comments. For convenience, we have restated our entire disclosure contained in this amendment. Please note that we have not been requested to, and we are not, restating our financial results.

      This report speaks as of the original filing date of our on Form 10-Q (May 12, 2003) and, except as indicated below, has not been updated to reflect events occurring subsequent to that date. All information contained in this and our previous filings is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

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

4.     Bank Indebtedness

      At March 28, 2003 the Company had a line of credit denominated in U.S. dollars with Fleet National Bank (“Fleet”), two letters of credit (“LC”) in Canadian dollars with the Canadian Imperial Bank of Commerce (“CIBC”) and a letter of credit in United Kingdom pounds with NatWest for a total amount of available credit of U.S.$8.5 million versus U.S.$12.1 million at December 31, 2002. The Company’s

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

agreement with Fleet provides for an $8.0 million line of credit. CIBC provides the Company with LC’s of $0.4 million supporting its Payroll and Credit Card program. NatWest provides a $0.1 million bank guarantee for a LC used for VAT purposes in the United Kingdom. Cash and marketable securities totaling $10.3 million have been pledged as collateral for the Fleet and CIBC credit facilities under security agreements. The line of credit with Fleet expires on June 28, 2003. In addition to the customary representations, warranties and reporting covenants, the borrowings under the Fleet credit facility require the Company to maintain a quarterly minimum tangible net worth of $200.0 million. The line of credit with CIBC was reviewed by the Company and a decision to cancel the line of credit was conveyed to CIBC prior to December 31, 2002. By giving CIBC appropriate advance notice, the Company initiated its right to cancel the line of credit at any time at no cost, excluding breakage fees relating to the used and outstanding amounts under fixed loan instruments, which we do not expect to be material. The $4.0 million line of credit with CIBC was eliminated by the end of the first quarter in 2003 with only the two above mentioned letters of credit remaining. These LC’s should be cancelled by the end of the second quarter of 2003. The Company also cancelled its credit facility with Bank One on December 20, 2002 without paying any breakage fees. North American inventories and receivables were pledged as collateral for the Bank One credit facility. Bank One continues to work on the release of all liens and obligations associated with the facility.

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

6.     Related Party Transactions

      The Company recorded sales revenue from Sumitomo Heavy Industries Ltd., a significant shareholder, of $0.8 million in the three months ended March 28, 2003 and $0.4 million in the three months ended March 29, 2002 at amounts and terms approximately equivalent to third-party transactions. Receivables from Sumitomo of $0.7 million and $0.3 million as at March 28, 2003 and March 29, 2002, respectively, are included in accounts receivable on the balance sheet.

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

8.	Restructuring and Other

Restructuring Charges

      From 2000 through 2002, the Company faced a 57% decline in revenues and responded by streamlining operations to reduced fixed costs.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

      Cumulative cash draw-downs of $6 million, a reversal of $0.5 million recorded in the fourth quarter of 2001 for anticipated restructuring costs that will not be incurred and a non-cash draw-down of $2.6 million have been applied against the total fiscal 2000 provision of $15.1 million, resulting in a remaining balance at March 28, 2003 of $6 million. All actions relating to the 2000 restructuring charge have been completed. The $6 million accrual remaining at March 28, 2003 for the Farmington Hills, Michigan and the Maple Grove, Minnesota facilities, is expected to be used during 2003 at the end of the lease terms to offset the anticipated loss on these leases upon purchase and eventual resale of the buildings.

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

      The second major restructuring plan in 2002 related to our refocusing of the Company’s Nepean, Ontario operations on its custom optics business as a result of the telecom industry’s severe downturn. The Company’s executive team approved a plan to reduce capacity at its Nepean, Ontario facility and the Company recorded a pre-tax restructuring charge of $2.3 million in the fourth quarter of 2002 which included $0.6 million to accrue employee severance and benefits for approximately 41 employees. The Company also wrote-off approximately $0.2 million of excess fixed assets and wrote-down one of the Nepean, Ontario buildings by $0.2 million to its estimated fair market value. Additionally, the Company continued to evaluate accruals made in prior restructurings and we recorded charges of approximately $0.8 million for an adjustment to earlier provisions for leased facilities in the United States and Germany. Specifically, the $0.8 million in adjustments in the fourth quarter of 2002 related to earlier provisions for the leased facilities in Munich, Germany, Maple Grove, Minnesota and Farmington Hills, Michigan. We had originally estimated our restructuring reserve of $0.5 million based upon the assumption that we would have subleased the Munich, Germany facility in 2003. We had received information from a real estate broker that the commercial office market in Munich, Germany had softened and that we would not recover our full lease rate when we finally sublease the building. As such we recorded an additional provision of $0.5 million to cover a longer anticipated time required to sublease the space and to reflect the likelihood of subleasing at less than our existing lease rates. For the Maple Grove, Minnesota facility, we had subleased the entire building through January 2003. We had anticipated that we would find a buyer for this building by January 2003 and exercise our option to purchase the building and not have to pay the remaining lease costs. As this did not happen, we accrued the contractual lease costs through the end of the lease in June 2003, which are $0.2 million. Similarly for the Farmington

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Hills, Michigan facility, we had anticipated selling the building sooner, but as this did not occur by the end of 2002, we accrued the costs for the unused space through the end of the lease in June 2003, which are $0.1 million. The Company also took a further write-down of $0.3 million on the buildings in Kanata, Ontario and Rugby, United Kingdom and a $0.1 million write-off for fixed assets in Kanata, Ontario and a $0.1 million for the Maple Grove, Minnesota and Farmington Hills, Michigan facilities.

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

2003

      In an attempt to align the distribution and service groups with our business segments, in the first quarter of 2003 the Company commenced a restructuring plan that is expected to significantly reduce these operations around the world and to consolidate these functions at the Company’s manufacturing facilities. As part of this plan, the Company provided for severance and termination benefits of approximately $0.6 million for 22 employees in Germany, France, Italy and Belgium in the first quarter. Under the new rules for accounting for restructurings required by SFAS 146, if an employee continues to work for anything beyond a minimum period of time after their notification, then their termination benefits are to be accrued over the period that they continue to work. As the Company has retained certain employees to help with the transition of work beyond the minimum periods specified in SFAS 146, the Company anticipates that it will accrue additional termination and severance benefits for these employees of approximately $0.5 million over the next two quarters, as a result of the actions taken in the first quarter of 2003. The Company also accrued $5.0 thousand for the termination of an office lease in Italy during the first quarter of 2003.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

Operating Leases

      The Company leases two facilities under operating lease agreements that expire in 2003. At the end of the initial lease term, these leases require the Company to renew the lease for a defined number of years at the fair market rental rate or purchase the property at the fair market value. The lessor may sell the facilities to a third party but the leases provide for a residual value guarantee of the first 85% of any loss the lessor may incur on its $19.1 million investment in the buildings, which may become payable by the Company upon the termination of the transaction, or the Company may exercise its option to purchase the facilities for approximately $19.0 million. As of March 28, 2003, residual value guarantees in connection with these leases totaled approximately $16.0 million. Upon termination of the leases, the Company expects to purchase the buildings for approximately $19.0 million in cash and then sell them for the combined estimated market value of the two buildings of approximately $12.5 million to $13.3 million. During the fourth quarter of fiscal 2000, the Company took a charge of $6.0 million associated with restructuring for excess capacity at the two leased facility locations, including the estimated residual value guarantees. In the fourth quarter of 2002, the Company took an additional restructuring charge of $0.1 million to increase the reserve for the decline in the estimated market values of the underlying buildings. The total expected value of the buildings at the end of the leases may vary, depending on whether or not the buildings are leased at time of sale and whether the buildings are sold to a buyer/owner or to an investor. The Company will incur other costs such as lease and sales commissions. The lease agreement requires, among other things, the Company to maintain specified quarterly financial ratios and conditions. As of March 29, 2002, the Company was in breach of the fixed charge coverage ratio, but on April 30, 2002, the Company entered into a Security Agreement with the Bank of Montreal (“BMO”) pursuant to which the Company deposited with BMO and pledged approximately $18.9 million as security in connection with the operating leases discussed above in exchange for a written waiver from BMO and BMO Global Capital Solutions for any Company defaults of or obligations to satisfy the specified financial covenants relating to the operating lease agreements until June 30, 2003. This item is included on the balance sheet in long-term investments.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

      These indemnification undertakings and guarantees may require us to compensate the counterparties for costs and losses incurred as a result of various events including breaches of representations and warranties, intellectual property right infringement, loss of or damages to property, environmental liabilities, changes in the interpretation of laws and regulations (including tax legislation) or as a result of litigation that may be suffered by the counterparties. Also, in the context of the sale of all or a part of a business, this includes the resolution of contingent liabilities of the disposed businesses or the reassessment of prior tax filings of the corporations carrying on the business.

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

      During the three months ended March 28, 2003, the income tax benefit was reduced as a result of increases in valuation allowances related to the Company’s geographic distribution of its operating loss carry-forwards. This includes a full valuation allowance against the Company’s Canadian deferred tax asset in accordance with the closure of the Kanata, Ontario facility described in note 8. It is expected that operations and income in Canada in the foreseeable future will not be sufficient to offset existing loss carryforwards. Our ability to recover deferred tax assets of $17.0 million at March 28, 2003 depends primarily upon the Company’s ability to generate profits in the United States and United Kingdom tax jurisdictions. If actual results differ from our plans or we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by taking a charge to the Statement of Operations, which may have a material negative result on our operations.

11.	Segment Information

General Description

      During the fourth quarter of 2002, the Company changed the way it manages its business to reflect a growing focus on its three core businesses: components, lasers and laser systems. In classifying operational

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

	Three Months Ended

	March 28,		March 29,
	2003		2002

	(In millions)
Revenues from external customers:
United States	$20.7	51%	$24.1	65%
Canada	0.1	—	0.8	2%
Europe	5.7	14%	6.3	17%
Japan	9.4	23%	2.5	7%
Asia-Pacific, other	5.0	12%	3.1	9%
Latin and South America	0.2	—	0.1	—

Total	$41.1	100%	$36.9	100%

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	As at

	March 28, 2003	December 31, 2002

Long-lived assets:
United States	$22.5	$24.2
Canada	6.9	6.7
Europe	11.2	11.5
Japan	0.6	0.6
Asia-Pacific, other	0.1	0.1

Total	$41.3	$43.1

12.	Subsequent Events

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

      You should read this discussion together with the consolidated financial statements and other financial information included in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. Please see the “Special Note Regarding Forward-Looking Statements” below.

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

      Cumulative cash draw-downs of $6 million, a reversal of $0.5 million recorded in the fourth quarter of 2001 for anticipated restructuring costs that will not be incurred and a non-cash draw-down of $2.6 million have been applied against the total fiscal 2000 provision of $15.1 million, resulting in a remaining balance at March 28, 2003 of $6 million. All actions relating to the 2000 restructuring charge have been completed. The $6 million accrual remaining at March 28, 2003 for the Farmington Hills, Michigan and the Maple Grove, Minnesota facilities is expected to be used during 2003 at the end of the lease terms to offset the anticipated loss on these leases upon purchase and eventual resale of the buildings.

2001

      In the fourth quarter of fiscal 2001, to further reduce capacity in response to declining sales, the company determined that the remaining functions located in its Farmington Hills, Michigan facility should be integrated with its Wilmington, Massachusetts facility and that its Oxnard, California facility should be closed. In addition, the company determined to integrate its Bedford, Massachusetts facility with its Billerica, Massachusetts manufacturing facility. The company took total restructuring charges of $3.4 million. The $3.4 million charge consisted of $0.9 million to accrue employee severance for approximately 35 employees at the Farmington Hills, Michigan and Oxnard, California locations; $1.8 million for excess capacity at five leased locations in the United States, Canada and Germany; and $0.7 million for a write-down of leasehold improvements and certain equipment associated with the exiting of leased facilities located in Bedford, Massachusetts. The lease costs primarily related to future contractual obligations under operating leases, net of expected sublease revenue on leases that the company cannot terminate. The expected effects of the 2001 restructuring were to better align our ongoing expenses and cash flows in light of reduced sales. The company anticipated savings of approximately $2.4 million on an annual basis related to salaries and benefits of employees terminated at these facilities in connection with this restructuring.

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

      At March 28, 2003, the net book value of two facilities, one in Kanata, Ontario and the other in Nepean, Ontario, were classified as held for sale and included in other assets.

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

2003

      In an attempt to align the distribution and service groups with our business segments, in the first quarter of 2003 the company commenced a restructuring plan that is expected to significantly reduce these operations around the world and to consolidate these functions at the company’s manufacturing facilities. As part of this plan, the company provided for severance and termination benefits of approximately $0.6 million for 22 employees in Germany, France, Italy and Belgium in the first quarter. Under the new rules for accounting for restructurings required by SFAS 146, if an employee continues to work for anything beyond a minimum period of time after their notification, then their termination benefits are to be accrued over the period that they continue to work. As the company has retained certain employees to help with the transition of work beyond the minimum periods specified in SFAS 146, the company anticipates that it will accrue additional termination and severance benefits for these employees of approximately $0.5 million over the next two quarters, as a result of the actions taken in the first quarter of 2003. The company also accrued $5,000 for the termination of an office lease in Italy during the first quarter of 2003.

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

Three Months Ended March 28, 2003 Compared to Three Months Ended March 29, 2002

      Our customers and markets continue to evolve. During the fourth quarter of 2002, the company changed the way it manages its business to reflect a growing focus on its three core business segments: Components, Lasers and Laser Systems. In classifying operational entities into a particular segment, the company aggregated businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution. Segment information for the 2002 year has been restated to conform to the current year’s presentation.

      The following table sets forth sales in thousands of dollars by our business segments for the first three months of 2003 and 2002.

	Three Months Ended

	March 28,	March 29,
	2003	2002
	Sales	Sales

Components	$16,655	$18,090
Lasers	6,987	5,968
Laser Systems	17,826	12,981
Intersegment sales elimination	(349)	(151)

Total	$41,119	$36,888

      Sales. Sales for the three months ended March 29, 2003 increased by $4.2 million compared to the same period in 2002. Our sales for the past seven quarters continue in the range of $37 million to $45 million, which reflects a lack of recovery in the semiconductor and electronics markets. Sales for our Components segment decreased by $1.4 million for the first quarter of 2003 as compared to the same period in 2002 primarily due to a decrease in sales of printer products. In the first quarter of 2002, our sales of printer products were larger than normal driven by higher sales to two customers who had new product launches. These product launches by our customers caused a spike in demand for our printer products in the first quarter of 2002. Once new products are launched by our customers, their demand for our components begins to normalize. There were no comparable spikes in demand for our components in the first quarter of 2003. The decrease from the first quarter of last year to the first quarter of this year is not indicative of the business. On an annualized basis, we do not anticipate there to be a large decline in our printer products business. Sales in our Lasers segment in the first quarter of 2003 increased by $1 million over first quarter last year, mostly due to increases in our JK series of products, as a result of increases in the volume of sales related to new product introductions within that series. In the first quarter of 2003, sales in our Laser Systems segment increased by approximately $4.8 million over sales in the same period last year. Equipment sales accounted for $4.4 million of that gain with $3.3 million generated by volume and $1.1 million generated by favorable pricing. Sales in our corporate segment represent elimination of sales between segments. There was a $0.2 million increase in sales between segments for the three months ended March 28, 2003 as compared to the same period last year.

      Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: the United States; Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific, but the sales of our systems are billed and shipped to locations in the United States. These sales are therefore reflected in United States totals in the table below. The following table shows sales in millions of dollars to each geographic region for the first three months of 2003 and 2002.

	Three Months Ended

	March 28, 2003		March 29, 2002

	Sales	% of Total	Sales	% of Total

United States	$20.7	51%	$24.1	65%
Canada	0.1	—	0.8	2
Europe	5.7	14	6.3	17
Japan	9.4	23	2.5	7
Asia-Pacific, other	5.0	12	3.1	9
Latin and South America	0.2	—	0.1	—

Total	$41.1	100%	$36.9	100%

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

      Gross Profit. Gross profit was 35.8% in the three months ended March 28, 2003 compared to 33.3% in the same period in 2002. As a percent of sales, gross profit increased primarily from decreases in fixed manufacturing costs as a result of restructuring actions. Also, warranty expense as a percentage of sales was lower in the first quarter of 2003 compared to the first quarter of 2002 due to unfavorable warranty experience expense adjustments in the Laser Systems segment in the first quarter of 2002. Warranty adjustments are caused by a variety of factors, such as the introduction of new products, demands placed on the product by customers, fluctuation of repair and labor costs and vendor repair charges. As a result, warranty provisions are adjusted and the expense will vary within a range that we consider normal. There was not a specific reason that caused the higher warranty expense in the first quarter of 2002, but a combination of the above factors. The decrease in warranty expense in the first quarter of 2003 was offset by an increase in inventory loss provisions over the first quarter of 2002. Additionally, the mix of products sold in the quarter had an impact on our gross profit percent, as we had sold more of our higher margin memory repair products in the first quarter of 2003 than in the first quarter of 2002. We are unable to provide a breakdown of gross profit by segment, because at a consolidated level we reclassify service sales support and service management costs from cost of sales to selling, general and administrative expenses, but do not attribute these amounts to particular segments.

      Research and Development Expenses. Research and development expenses for the three months ended March 28, 2003 were 8.2% of sales or $3.4 million compared with 15.8% of sales or $5.8 million in the three months ended March 29, 2002. Research and development expenses for the Components group decreased by $0.1 million in the first quarter of 2003 to $0.9 million from $1 million in the first quarter of 2002. In the first quarter of 2003, research and development expenses in our Lasers segment were $0.6 million, which was a $0.1 million decrease from $0.7 million in the first quarter of 2002. For our Laser Systems segment, research and development expenses were $1.6 million for the three months ended March 28, 2003, a $2.2 million decrease from the same period last year, which is mostly a result of decreased spending on engineering projects as result of both completion of projects and efforts to reduce costs. Most of the decrease in research and development expenses is the result of a personnel reduction of 40% from the first quarter of 2002 to the first quarter of 2003. In our corporate segment, research and development expenses, which are mostly in support of our patent application management were $0.3 million for both the first quarter of 2003 and 2002.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were 28.6% of sales or $11.8 million in the three months ended March 28, 2003, compared with 36.7% of sales or $13.5 million in the three months ended March 29, 2002. A major portion of the decrease is from reductions in pay and benefits that reflect the impact of restructuring activities and mandatory factory shut down days. There was a 28% reduction in personnel assigned to selling, general and administrative functions from the first quarter of 2002 to the first quarter of 2003. Additionally, depreciation expense decreased from first quarter of 2002 to first quarter of 2003, as property, plant and equipment became fully depreciated and our capital spending was controlled as part of our cost saving initiatives. We are unable to provide a breakdown of selling, general and administrative expenses by segment, because at a consolidated level we reclassify service sales support and service management costs from cost of sales to selling, general and administrative expenses, but do not attribute these amounts to particular segments.

      Amortization of Purchased Intangibles. Amortization of purchased intangibles was 3.1% of sales or $1.3 million for the quarter ended March 28, 2003 primarily as a result of amortizing intangible assets from acquisitions. This compares to $1.3 million or 3.5% of sales for the same period in 2002.

      Restructuring. As described above and in note 8 to the consolidated financial statements for the three months ended March 28, 2003, we recorded restructuring charges of $0.6 million.

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

      Loss from Operations. The following table sets forth loss from operations in millions of dollars by our business segments for the first quarter of 2003 and 2002.

	Three Months Ended

	March 28,	March 29,
	2003	2002

Segment income (loss) from operations
Components	$4,855	$4,557
Lasers	(472)	(696)
Laser Systems	(401)	(5,992)

Total by segment	3,982	(2,131)
Unallocated amounts:
Corporate expenses	4,389	4,955
Amortization of purchased intangibles	1,279	1,278
Restructuring and other	984	2,745

Loss from operations	$(2,670)	$(11,109)

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

      Net Loss. As a result of the foregoing factors, net loss for the first quarter of 2003 was $1.7 million, compared with net loss of $6.6 million in the same period in 2002.

Critical Accounting Policies and Estimates

      Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. There is no change in our critical accounting policies included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Form 10-K for the year ended December 31, 2002, as amended.

Liquidity and Capital Resources

Cash Flows for Three Months Ended March 28, 2003 and March 29, 2002

      Cash and cash equivalents totaled $97.5 million at March 28, 2003 compared to $83.6 million at December 31, 2002. In addition, the company had $17.1 million in short-term investments and $34.4 million in long-term investments at March 28, 2003 compared to $29 million in short-term investments and $37.4 million in long-term investments at December 31, 2002. As discussed in Note 4 to the financial statements for the three months ended March 28, 2003, $10.3 million of short-term investments are pledged as collateral for the Fleet and CIBC credit facilities at March 28, 2003 and $18.9 million of the long-term investments is pledged as security for the lease agreements with BMO as described in Note 9 to the financial statements.

      Cash flows from operating activities used $0.9 million for the first three months of 2003 compared to $1.9 million that was generated by operating activities during the same period in 2002. Net income, after adjustment for non-cash items, generated cash of $1.1 million in the first quarter of 2003. Decreases in, inventories and other current assets provided $3.9 million. The decrease in inventories was mostly generated by a reduction in raw materials in the Laser Systems segment. This was offset by an increase in accounts receivable and income taxes receivable and a decrease in current liabilities using $5.9 million. The increase in receivables, and corresponding increase in days sales outstanding, was due to slower collections resulting largely from a shift in sales volume to Japan where we have experienced historically longer collection cycles. In the normal course of business, days sales outstanding tend to fluctuate and the increase experienced in the first quarter of 2003 falls within historical ranges. In the first quarter of 2002, net loss, after adjustment for non-cash items, used cash of $3.7 million. Decrease in accounts receivable provided $9.6 million and a decrease in inventories and other current assets provided $2.1 million. The decrease in receivables was due to improved collection resulting in a reduction in days sales outstanding of 17 days, combined with the impact on receivables of a $5.5 million reduction in sales in the first quarter of 2002 compared to the fourth quarter of 2001. This was offset by a decrease in current liabilities using $6.1 million. The decrease in current liabilities was due to spending cut backs and a reduction in manufacturing activities.

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

      Cash flows provided by financing activities during the first three months ended March 28, 2003 were $8,000 from the issue of share capital, compared to $3.2 million for the same period in 2002, which included $3 million from proceeds of bank indebtedness and $0.2 million from the issue of share capital.

Lines of Credit

      At March 28, 2003 the Company had a line of credit denominated in U.S. dollars with Fleet National Bank (“Fleet”), two letters of credit (“LC”) in Canadian dollars with the Canadian Imperial Bank of Commerce (“CIBC”) and a letter of credit in United Kingdom pounds with NatWest for a total amount of available credit of U.S.$8.5 million versus U.S.$12.1 million at December 31, 2002. The Company’s agreement with Fleet provides for an $8.0 million line of credit. CIBC provides the Company with LC’s of $0.4 million supporting its Payroll and Credit Card program. NatWest provides a $0.1 million bank guarantee for a LC used for VAT purposes in the United Kingdom. Cash and marketable securities totaling $10.3 million have been pledged as collateral for the Fleet and CIBC credit facilities under security agreements. The line of credit with Fleet expires on June 28, 2003. In addition to the customary representations, warranties and reporting covenants, the borrowings under the Fleet credit facility require the Company to maintain a quarterly minimum tangible net worth of $200.0 million. The line of credit with CIBC was reviewed by the Company and a decision to cancel the line of credit was conveyed to CIBC prior to December 31, 2002. By giving CIBC appropriate advance notice, the Company initiated its right to cancel the line of credit at any time at no cost, excluding breakage fees relating to the used and outstanding amounts under fixed loan instruments, which we do not expect to be material. The $4.0 million line of credit with CIBC was eliminated by the end of the first quarter in 2003 with only the two above mentioned letters of credit remaining. These LC’s should be cancelled by the end of the second quarter of 2003. The Company also cancelled its credit facility with Bank One on December 20, 2002 without paying any breakage fees. North American inventories and receivables were pledged as collateral for the Bank One credit facility. Bank One continues to work on the release of all liens and obligations associated with the facility.

      The company had approximately $8.5 million denominated in Canadian dollars and United States dollars available for general purposes under the credit facilities discussed above at March 28, 2003. Of the $8.5 million available at March 28, 2003, $3.8 million was in use consisting of funds committed at Fleet Bank for use in foreign exchange transactions, $0.4 million was in use under CIBC credit facilities for letters of credit supporting the Company’s payroll and credit card program, and $0.1 million at NatWest. Though the

Fleet Bank amount of $3.8 million is committed for support of foreign currency hedging contracts and not available, it is not considered used for the purpose of calculating interest payments. The aggregate unused portion of credit available under the credit facilities amounts to $4.2 million at March 28, 2003. The Fleet line of credit is due on demand and bears interest based on either prime or LIBOR depending on the borrowing notification period.

Other Liquidity Matters

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

      Effective January 1, 2003, the company has removed the designation of all short-term hedge contracts from their corresponding hedge relationships. Accordingly, such contracts are recorded at fair value with changes in fair value recognized currently in income starting January 1, 2003, instead of being included in accumulated other comprehensive income. Unrealized gains on these contracts included in accumulated other comprehensive income at December 31, 2002 are recognized in the same periods as the underlying hedged transactions. Although the company now marks-to-market short-term hedge contracts to the statement of operations, the company does not intend to enter into hedging contracts for speculative purposes. At March 28, 2003, the company had seven foreign exchange forward contracts to purchase $10.7 million United States dollars with an aggregate fair value of loss of $35,000 recorded in the statement of operations as foreign exchange transaction losses and two collars to purchase $2.2 million United States dollars with an aggregate fair value of loss of $0.5 million recorded in the statement of operations as foreign exchange transaction losses. Also, the company had one currency swap contract with a notional value of $8.7 million United States dollars and an aggregate fair value gain of $24,000 after-tax recorded in accumulated other comprehensive income. At December 31, 2002, the company had eleven foreign exchange forward contracts to purchase $16.9 million United Sates dollars and one currency swap contract fair valued at $8.7 million United States dollars with an aggregate fair value loss of $0.5 million after-tax recorded in accumulated other comprehensive income and maturing at various dates in 2003. The ineffective portion of the derivative instruments totaled a combined loss of $0.3 million and is recorded in the consolidated statements of operations in foreign exchange gain (loss). The company expects an estimated $0.5 million to be reclassified into earnings during fiscal 2003.

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

      On April 21, 2003, the company announced that it has entered into a definitive agreement for the acquisition of the principal assets of Spectron Laser Systems, a subsidiary of Lumenis Ltd., located in Rugby, United Kingdom. The Spectron assets are being acquired for U.S.$6.3 million in cash, subject to adjustment, and the assumption of certain liabilities. This transaction closed on May 7, 2003. The integration of Spectron into GSI Canada’s Laser Group in Rugby, United Kingdom is scheduled for completion by the end of August, 2003. This acquisition is consistent with the company’s strategy of expanding the product lines and technology in its laser and precision motion control components business groups. It is expected that this acquisition will be accretive to earnings in the fourth quarter of this year. The company expects to account for this transaction as a business combination under SFAS No. 141 Business Combinations.

      On May 2, 2003, the company announced that it has acquired the principal assets of the Encoder division of Dynamics Research Corporation, located in Wilmington, Massachusetts. The Encoder division assets were acquired for US$3.3 million in cash, subject to adjustment, and the assumption of certain liabilities. The integration of the Encoder division into GSI Canada’s Component Products Group in Billerica, Massachusetts is currently scheduled for completion by the end of August, 2003. This acquisition is consistent with the company’s strategy to acquire new technologies and expand into new products complementary with our existing markets. The addition of the Encoder division assets represents the addition of technology and products that expand the company’s offering of precision motion control components. It is currently expected that this acquisition will be accretive to earnings in the fourth quarter of this year. The company expects to account for this transaction as a business combination under SFAS No. 141 Business Combinations.

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

Special Note Regarding Forward-Looking Statements

      Certain statements contained in this report on Form 10-Q/A constitute forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, tax issues and other matters. All statements contained in this report on Form 10-Q/A that do not relate to matters of historical fact should be considered forward-looking statements, and are generally identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and “objective” and other similar expressions. Readers should not place undue reliance on the forward-looking statements contained in this document. Such statements are based on management’s beliefs and assumptions and on information currently available to management and are subject to risks, uncertainties and changes in condition, significance, value and effect, including risks discussed in reports and documents filed by the company with the United States Securities and Exchange Commission and with securities regulatory authorities in Canada. Such risks, uncertainties and changes in condition, significance, value and effect, many of which are beyond our control, could cause our actual results and other future events to differ materially from those anticipated. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

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

      We have experienced operating losses and may not return to profitability. We have incurred operating losses since 1998. For the three months ended March 28, 2003, we incurred a net loss of $1.7 million. For the years ended December 31, 2002 and 2001, we reported net losses of approximately $27.7 million and $14.7 million, respectively. For the year ended December 31, 2000, we did achieve overall profitability, even though we experienced operating losses of approximately $2 million, primarily as a result of the sale of assets of company’s Life Science business which resulted in a non-operating gain of $73.1 million. Our operating losses in fiscal 2000 were attributable primarily to restructuring activities relating to the discontinuance of product lines in our high power laser business. No assurances can be given that we will not continue to sustain losses in the future and the market price of our common shares may decline as a result.

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

      The steps we take to protect our intellectual property may not be adequate to prevent misappropriation or the development of competitive technologies or products by others that could harm our competitive position and materially adversely affect our results of operations. Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. As of April 23, 2003, we held 110 United States and 82 foreign patents, and had filed 61 United States and 112 foreign patent applications, which are under review by the patent authorities. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us.

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

      Our operations in foreign countries subject us to risks not faced by companies operating exclusively in the United States. In addition to operating in the United States, Canada and the United Kingdom, we currently have sales and service offices in France, Germany, Italy, Japan, Singapore, Hong Kong, Korea, Taiwan, Malaysia and the Philippines. By the end of the second quarter of 2003, we intend to close our offices in France, Italy, Hong Kong, Malaysia and the Philippines, but we may in the future expand into other international regions. During the three months ended March 28, 2003 and March 29, 2002, approximately 49% and 35% of our revenue, respectively, were derived from our international operations.

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

Item 4.     Controls and Procedures

      Within the 90 days prior to the date of this report, GSI Lumonics management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 under the United States Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

•	Form 8-K dated July 14, 2003 — Item 9, Regulation FD Disclosure

      Disclosed, and included as an exhibit, written communication comprised of slides which were provided and disseminated in both written and oral form to participants in a series of investor presentations delivered by officers of the company beginning on July 8, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Lumonics Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI LUMONICS INC.

(Registrant)

Name	Title	Date

/s/ CHARLES D. WINSTON Charles D. Winston	President and Chief Executive Officer (Principal Executive Officer)	July 15, 2003

/s/ THOMAS R. SWAIN Thomas R. Swain	Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	July 15, 2003

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Certification

I, Charles D. Winston, certify that:

      1.     I have reviewed this quarterly report on Form 10-Q/A of GSI Lumonics Inc.;

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

/s/ CHARLES D. WINSTON _______________________________________ Charles D. Winston
President and Chief Executive Officer

Date: July 15, 2003

Certification

I, Thomas R. Swain, certify that:

      1.     I have reviewed this quarterly report on Form 10-Q/A of GSI Lumonics Inc.;

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

/s/ THOMAS R. SWAIN _______________________________________ Thomas R. Swain
Vice President Finance
and Chief Financial Officer

Date: July 15, 2003

EXHIBIT INDEX

Exhibit No.	Description	Page

99	Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles	45
99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Canadian Supplement	63
99.2	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	65
99.3	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	66