Form 10-Q
period 2003-06-27
GSI LUMONICS INC
filed 2003-08-08
CIK 1076930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-25705

GSI Lumonics Inc.

(Exact name of registrant as specified in its charter)

New Brunswick, Canada	98-0110412
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

39 Manning Road
Billerica, MA	01821
(Address of principal executive offices)	(Zip Code)

(978) 439-5511
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [✓] NO [  ]

As at August 1, 2003, there were 40,857,901 shares of the Registrant’s common shares, no par value, issued and outstanding.

GSI LUMONICS INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GSI LUMONICS INC.
CONSOLIDATED BALANCE SHEETS (unaudited)
(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	June 27,	December 31,
	2003	2002

ASSETS
Current
Cash and cash equivalents (note 8)	$85,750	$83,633
Short-term investments (note 8)	33,066	28,999
Accounts receivable, less allowance of $2,998 (December 31, 2002 - $2,681)	42,250	33,793
Income taxes receivable	9,807	8,431
Inventories (note 3)	40,708	39,671
Deferred tax assets (note 11)	10,359	9,763
Other current assets	6,204	4,448

Total current assets	228,144	208,738
Property, plant and equipment, net of accumulated depreciation of $20,832 (December 31, 2002 - $21,453)	33,017	26,675
Deferred tax assets (note 11)	6,465	7,443
Other assets	8,879	3,360
Long-term investments (note 8)	3,758	37,405
Intangible assets, net of amortization of $18,881 (December 31, 2002 - $16,217) (note 3)	13,773	13,467

	$294,036	$297,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$12,739	$9,235
Accrued compensation and benefits	7,822	6,523
Other accrued expenses (note 3)	15,564	20,845

Total current liabilities	36,125	36,603
Deferred compensation	2,119	2,129
Accrued minimum pension liability (note 12)	4,064	3,875

Total liabilities	42,308	42,607
Commitments and contingencies (note 10)
Stockholders’ equity (note 6)
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 40,808,484 (December 31, 2002 – 40,785,922)	304,827	304,713
Additional paid-in capital	2,592	2,592
Accumulated deficit	(46,491)	(41,270)
Accumulated other comprehensive loss	(9,200)	(11,554)

Total stockholders’ equity	251,728	254,481

	$294,036	$297,088

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(U.S. GAAP and in thousands of U.S. dollars, except per share amounts)

	Three months ended		Six months ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

Sales	$44,682	$39,664	$85,801	$76,552
Cost of goods sold	29,043	27,461	55,422	52,076

Gross profit	15,639	12,203	30,379	24,476
Operating expenses:
Research and development	3,772	5,044	7,157	10,874
Selling, general and administrative	12,952	15,125	24,714	28,654
Amortization of purchased intangibles	1,369	1,279	2,647	2,557
Restructuring	1,559	1,407	2,187	4,152
Other	485	—	841	—

Total operating expenses	20,137	22,855	37,546	46,237

Loss from operations	(4,498)	(10,652)	(7,167)	(21,761)
Other income (expense)	64	(203)	64	(203)
Interest income	687	554	1,328	1,199
Interest expense	(95)	(213)	(150)	(353)
Foreign exchange transaction gains (losses)	287	(1,268)	704	(884)

Loss before income taxes	(3,555)	(11,782)	(5,221)	(22,002)
Income tax benefit	—	(670)	—	(4,270)

Net loss	$(3,555)	$(11,112)	$(5,221)	$(17,732)

Net loss per common share:
Basic	$(0.09)	$(0.27)	$(0.13)	$(0.44)
Diluted	$(0.09)	$(0.27)	$(0.13)	$(0.44)
Weighted average common shares outstanding (000’s)	40,797	40,638	40,793	40,615
Weighted average common shares outstanding and dilutive potential common shares (000’s)	40,797	40,638	40,793	40,615

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(U.S. GAAP and in thousands of U.S. dollars)

	Three months ended		Six months ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

Cash flows from operating activities:
Net loss	$(3,555)	$(11,112)	$(5,221)	$(17,732)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Loss on disposal of assets	421	—	421	62
Reduction of long-lived assets	—	800	—	1,130
Depreciation and amortization	2,386	2,862	4,928	5,602
Unrealized loss (gain) on derivatives	(491)	—	13	—
Deferred income taxes	—	2,483	—	2,292
Changes in current assets and liabilities:
Accounts receivable	(139)	(729)	(4,740)	8,876
Inventories	1,781	(180)	4,614	1,445
Other current assets	(1,771)	133	(693)	558
Accounts payable, accrued expenses, and taxes (receivable) payable	2,367	11,676	815	5,586

Cash provided by operating activities	999	5,933	137	7,819

Cash flows from investing activities:
Acquisitions of businesses	(9,553)	—	(9,553)	—
Purchase of leased buildings	(18,925)	—	(18,925)	—
Sale of assets	847	—	847	—
Other additions to property, plant and equipment, net	(306)	(1,365)	(904)	(1,987)
Maturities of short-term and long-term investments	101,184	19,806	142,328	58,874
Purchases of short-term and long-term investments	(86,123)	(26,482)	(112,404)	(78,345)
Decrease in other assets	107	477	149	2,075

Cash provided by (used in) investing activities come	(12,769)	(7,564)	1,538	(19,383)

Cash flows from financing activities:
Proceeds (payments) of bank indebtedness	—	(151)	—	2,817
Issue of share capital	106	499	114	720

Cash provided by financing activities	106	348	114	3,537

Effect of exchange rates on cash and cash equivalents	(64)	555	328	555

Increase (decrease) in cash and cash equivalents	(11,728)	(728)	2,117	(7,472)
Cash and cash equivalents, beginning of period	97,478	96,215	83,633	102,959

Cash and cash equivalents, end of period	$85,750	$95,487	$85,750	$95,487

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of June 27, 2003
(U.S. GAAP and tabular amounts in thousands of U.S. dollars, except share amounts)

1.	Basis of Presentation

These unaudited interim consolidated financial statements have been prepared by GSI Lumonics, Inc. in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the U.S. for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements reflect all adjustments and accruals, consisting only of adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of financial position and results of operations for the periods presented. The consolidated financial statements include the accounts of GSI Lumonics Inc. and its wholly-owned subsidiaries (the Company). Intercompany transactions and balances have been eliminated. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K, as amended, for the year ended December 31, 2002. The results for interim periods are not necessarily indicative of results to be expected for the year or any future periods.

As indicated in note 8, effective January 1, 2003, the Company has removed the designation of all short-term hedge contracts from their corresponding hedge relationships. Accordingly, such contracts are recorded at fair value with changes in fair value recognized currently in income starting January 1, 2003, instead of being included in accumulated other comprehensive income. Unrealized gains on these contracts included in accumulated other comprehensive income at December 31, 2002 are recognized in the same periods as the underlying hedged transactions.

Comparative Amounts

Certain prior year amounts have been reclassified to conform to the current year presentation in the financial statements for the quarter and six-months ended June 27, 2003. These reclassifications had no effect on the previously reported results of operations or financial position.

2.	Acquisitions

On May 2, 2003, the Company acquired the principal assets of the Encoder division of Dynamics Research Corporation (DRC), located in Wilmington, Massachusetts. The purchase price of $3.1 million, subject to final adjustment, was comprised of $3.0 million in cash and $0.1 million in costs of the acquisition. The purchase price allocation is not yet final, as the Company is negotiating with DRC on the final balance sheet that was provided to the Company as of the closing date. The purchase price, which is subject to final adjustment, is allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition. The estimated excess of the purchase price over the fair value of net identifiable tangible assets acquired (approximately $1.1 million) is recorded as acquired technology to be amortized over its estimated useful life of four years. There was no goodwill associated with this acquisition. There were no purchased research and development costs in process with this acquisition, therefore no amounts were written off to results of operations. The Company’s consolidated results of operations have included the Encoder division activity as of the closing date of May 2, 2003. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company. The addition of the Encoder division assets represents the addition of technology and products that expand the Company’s offering of precision motion control components. The integration of the Encoder division into the Company’s Components Group in Billerica, Massachusetts is currently scheduled for completion by the end of August 2003.

The acquisition of the principal assets of Spectron Laser Systems, a subsidiary of Lumenis Ltd (Spectron), located in Rugby, United Kingdom was closed on May 7, 2003. The purchase price of approximately $6.5 million, subject to final adjustment, was comprised of $5.8 million in cash and $0.7 million in estimated costs of the acquisition. The purchase price allocation is not yet final, as the Company is negotiating with Spectron on the final balance sheet that was provided to the Company as of the closing date. The purchase price, which is subject to final adjustment, is allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition. The estimated excess of the purchase price over the fair value of net identifiable tangible assets acquired (approximately $1.8 million) is recorded as acquired technology to be amortized over its estimated useful life of five years. There was no goodwill associated with this acquisition. There were no purchased research and development costs in process with this acquisition, therefore no amounts were written off to results of operations. The results of operations from the Spectron acquisition are included in the Company’s consolidated results of operations from the closing date of May 7, 2003. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company. This acquisition adds both diode pumped laser solid state (DPSS) technology and products to the Company’s marketplace offerings, as well as expanded product lines in both lamp pumped (LPSS) and CO(2)-based technologies. The lasers are primarily used in material processing applications such as marking, cutting plastic and diamonds, silicon machining and micro-welding. They will complement the Company’s product lines by expanding applications in the 7W to 100W range. The integration of this acquisition into the Company’s Laser Group in Rugby, United Kingdom is scheduled for completion by the end of August 2003.

Both of these acquisitions were consistent with the Company’s stated strategy to acquire new technologies and expand into new products complementary with its existing markets.

3.	Supplementary Balance Sheet Information

The following tables provide details of selected balance sheet accounts.

Inventories

	June 27, 2003	December 31, 2002

Raw materials	$15,533	$16,380
Work-in-process	10,034	7,468
Finished goods	11,464	11,114
Demo inventory	3,677	4,709

Total inventories	$40,708	$39,671

Intangible Assets

	June 27, 2003		December 31, 2002

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Patents and acquired technology	$31,630	$(18,461)	$28,660	$(15,850)
Trademarks and trade names	1,024	(420)	1,024	(367)

Total cost	32,654	$(18,881)	29,684	$(16,217)

Accumulated amortization	(18,881)		(16,217)

Net intangible assets	$13,773		$13,467

Other Accrued Expenses

	June 27, 2003	December 31, 2002

Accrued warranty	$3,354	$3,383
Deferred revenue	2,909	3,404
Accrued restructuring (note 9)	1,783	8,790
Other	7,518	5,268

Total	$15,564	$20,845

Accrued Warranty

	For the	For the
	Three Months	Six Months
	Ended	Ended
	June 27, 2003	June 27, 2003

Balance at the beginning of the period	$3,342	$3,383
Charged to costs of goods sold	888	1,743
Warranty accrual established as part of acquisitions	417	417
Use of provision	(1,361)	(2,219)
Foreign currency exchange rate changes	68	30

Balance at the end of the period	$3,354	$3,354

4.	New Accounting Pronouncements

Costs Associated with Exit or Disposal Activities

In July 2002, Statement of Financial Accounting Standards (SFAS) SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) was issued. SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. In the first and second quarters of 2003, the Company followed the accounting methods prescribed in SFAS 146 in accounting for its restructuring activities in Europe and Asia Pacific, see note 9 for additional detail.

Guarantor’s Accounting for Guarantees

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation). The Interpretation significantly changes current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the Interpretation, which are not included in a long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. The initial recognition and initial measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Accounting for guarantees issued prior to December 31, 2002 should not be revised or restated. See note 10 to the consolidated financial statements, for additional information about guarantees.

Stock Based Compensation Transition and Disclosure

In December 2002, SFAS No. 148 (SFAS 148), Accounting for Stock-Based Compensation — Transition and Disclosure, was issued to amend SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on our financial position, results of operations, or cash flows, because the Company continues to follow the guidance of APB 25 in recognizing stock compensation expense. The effect of stock based compensation is included in note 6 to the consolidated financial statements.

Derivative Instruments and Hedging Activities Amendment

On April 30, 2003, SFAS No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Company has not yet evaluated the impact of this new pronouncement on its financial position, results of operations or accounting for derivatives.

Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued and requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Statement is effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar quarter companies). The Company does not expect this new pronouncement to have a material effect on its financial position or results of operations.

Revenue Arrangements with Multiple Deliverables

In May 2003, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (or FASB) finalized revisions to EITF 00-21, Revenue Arrangements with Multiple Deliverables, on which it had reached a consensus in November 2002. EITF 00-21 addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact of EITF 00-21 on revenue arrangements we enter into in the future, which will need to comply with EITF 00-21.

5.	Bank Indebtedness

At June 27, 2003, the Company had a line of credit denominated in U.S. dollars with Fleet National Bank (Fleet) and a letter of credit in United Kingdom pounds with NatWest for a total amount of available credit of U.S.$4.1 million versus U.S.$12.1 million at December 31, 2002. The Company’s previous agreement with Fleet that provided for an $8.0 million line of credit expired and was renewed for $4.0 million. NatWest provides a $0.1 million bank guarantee for a letter of credit used for VAT purposes in the United Kingdom. Marketable securities totaling $5.0 million at June 27, 2003 have been pledged as collateral for the Fleet credit facility under security agreements. In addition to the customary representations, warranties and reporting covenants, the borrowings under the Fleet credit facility require the Company to maintain a quarterly minimum tangible net worth of $200.0 million. At June 27, 2003, the Company had $4.0 million denominated in U.S. dollars available for general purposes under the credit facility with Fleet discussed above. Of the available amount, $3.8 million was in use at June 27, 2003 consisting of funds committed at Fleet for use in foreign exchange transactions. Though the Fleet amount of $3.8 million is committed for support of foreign currency hedging contracts and not available, it is not considered used for the purpose of calculating interest payments. The Fleet line of credit is due on demand and bears interest based on either prime or LIBOR depending on the borrowing notification period. The line of credit with Fleet expires on June 27, 2004.

At December 31, 2002, the Company had a line of credit with Canadian Imperial Bank of Commerce (CIBC) denominated in Canadian dollars for approximately U.S. $4.0 million. This $4.0 million line of credit with CIBC was reviewed by the Company and a decision to cancel the line of credit was conveyed to CIBC prior to December 31, 2002. By giving CIBC appropriate advance notice, the Company initiated its right to cancel the line of credit at any time at no cost, excluding breakage fees relating to the used and outstanding amounts under fixed loan instruments, which we do not expect to be material. The $4.0 million line of credit with CIBC was reduced by the end of the first quarter in 2003 to two letters of credit totaling $0.4 million, which were used to support the Company’s payroll and credit card programs. These two letters of credit were cancelled in the second quarter of 2003, thereby eliminating the CIBC line of credit.

6.	Stockholders’ Equity

Capital Stock

The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During the six months ended June 27, 2003, 22,562 common shares were issued pursuant to stock options exercised for proceeds of approximately $0.1 million.

Accumulated Other Comprehensive Loss

The following table provides the details of accumulated other comprehensive loss at

	June 27, 2003	December 31, 2002

Unrealized gain on investments, net of tax of nil	$—	$312
Unrealized gain (loss) on cash flow hedging instruments, net of tax of nil	3	(521)
Accumulated foreign currency translations	(5,139)	(7,470)
Accrued minimum pension liability, net of tax of nil	(4,064)	(3,875)

Total accumulated other comprehensive loss	$(9,200)	$(11,554)

The components of comprehensive loss are as follows:

	Three months ended		Six months ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

Net loss	$(3,555)	$(11,112)	$(5,221)	$(17,732)
Other comprehensive income (loss)
Realized (gain) loss on cash flow hedging instruments, net of tax of nil (June 28, 2002 -$435) (note 8)	—	(606)	521	(793)
Unrealized gain (loss) on cash flow hedging instruments, net of tax of nil (June 28, 2002 - $139) (note 8)	(24)	(266)	3	(266)
Change in accrued minimum pension liability, net of tax of nil	(240)	—	(189)	—
Foreign currency translation adjustments	2,065	3,338	2,331	3,156
Change in unrealized gain on investments, net of tax	(188)	—	(312)	—

Comprehensive loss	$(1,942)	$(8,646)	$(2,867)	$(15,635)

Net loss per common share

Basic net loss per common share was computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For diluted net loss per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method. As a result of the net loss for the three months and six months ended June 27, 2003 and June 28, 2002, the effect of converting options and warrants was anti-dilutive.

Common and common share equivalent disclosures are:

	Three months ended		Six months ended

	June 27,	June 28,	June 27,	June 28,
(in thousands)	2003	2002	2003	2002

Weighted average common shares outstanding	40,797	40,638	40,793	40,615
Dilutive potential common shares	—	—	—	—

Diluted common shares	40,797	40,638	40,793	40,615

At June 27, 2003, the Company had options and warrants outstanding entitling holders to up to 3,532,836 and 51,186 common shares, respectively.

Pro Forma Stock Based Compensation

Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts below.

	Three months ended		Six months ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

Net loss:
As reported	$(3,555)	$(11,112)	$(5,221)	$(17,732)
Pro forma	$(4,165)	$(12,063)	$(6,494)	$(19,841)
Basic net loss per share:
As reported	$(0.09)	$(0.27)	$(0.13)	$(0.44)
Pro forma	$(0.10)	$(0.30)	$(0.16)	$(0.49)
Diluted loss per share:
As reported	$(0.09)	$(0.27)	$(0.13)	$(0.44)
Pro forma	$(0.10)	$(0.30)	$(0.16)	$(0.49)

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	June 27,	June 28,
	2003	2002

Risk-free interest rate	1.92%	2.33%
Expected dividend yield	—	—
Expected lives upon vesting	1.0 years	1.0 years
Expected volatility	62%	70%

7.	Related Party Transactions

The Company recorded sales revenue from Sumitomo Heavy Industries Ltd., a significant shareholder, of $2.3 million in the six months ended June 27, 2003 and $0.5 million in the six months ended June 28, 2002 at amounts and terms approximately equivalent to third-party transactions. Receivables from Sumitomo Heavy Industries Ltd.

of $0.5 million and $0.5 million as at June 27, 2003 and December 31, 2002, respectively, are included in accounts receivable on the balance sheet.

The Company has an agreement with V2Air LLC relating to the use of the LLC aircraft for Company purposes. The Company’s President and Chief Executive Officer, Charles D. Winston owns V2Air LLC. Pursuant to the terms of the agreement, the Company is required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the three months ended June 27, 2003 and June 28, 2002, the Company reimbursed V2Air LLC $27 thousand and $64 thousand, respectively, under the terms of the agreement. During the six months ended June 27, 2003, the Company reimbursed V2Air LLC $63 thousand under the terms of the agreement compared to $98 thousand for the six months ended June 28, 2002.

In January of 2001, the Company made an investment of $2.0 million in a technology fund managed by OpNet Partners, L.P. During 2002, the Company received a cash distribution (return of capital) from OpNet Partners in the amount of $1.4 million. In the second quarter of 2002, the Company wrote-down the investment by $0.2 million to its estimated fair market value and wrote-off the remainder of the investment of $0.4 million in the fourth quarter of 2002. Richard B. Black, a member of the Company’s Board of Directors, is a General Partner of OpNet Partners, L.P.

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

8.	Financial Instruments

Cash Equivalents, Short-term and Long-term Investments

At June 27, 2003, the Company had $69.6 million invested in cash equivalents denominated in U.S. dollars and Japanese yen with maturity dates between June 30, 2003 and August 7, 2003. At December 31, 2002, the Company had $53.3 million invested in cash equivalents denominated in U.S. dollars with average maturity dates between January 2, 2003 and March 24, 2003. Cash equivalents, stated at amortized cost, approximate fair value.

At June 27, 2003, the Company had $33.1 million in short-term investments and $3.1 million in long-term investments invested in U.S. dollars with maturity dates between July 10, 2003 and November 23, 2004. At December 31, 2002 the Company had $29.0 million in short-term investments and $37.4 million in long-term investments invested in U.S. dollars with maturity dates between January 6, 2003 and November 23, 2004. As discussed in note 5 to the financial statements, $5.0 million of short-term investments are pledged as collateral for the Fleet credit facility at June 27, 2003. Also, included in long-term investments is a minority equity investment of a private United Kingdom company valued at $0.6 million that was purchased as part of the assets acquired in the Spectron acquisition.

Derivative Financial Instruments

Effective January 1, 2003, the Company removed the designation of all short-term hedge contracts from their corresponding hedge relationships. Accordingly, such contracts are recorded at fair value with changes in fair value recognized currently in income starting January 1, 2003, instead of included in accumulated other comprehensive income. Unrealized gains on these contracts included in accumulated other comprehensive income at December 31, 2002 are recognized in the same periods as the underlying hedged transactions. Although the Company now marks-to-market short-term hedge contracts to the statement of operations, the Company does not intend to enter into hedging contracts for speculative purposes.

At June 27, 2003, the Company had four foreign exchange forward contracts to purchase $7.0 million U.S. dollars with an aggregate fair value of loss of $13 thousand recorded in the statement of operations as foreign exchange transaction losses. Also, the Company had one currency swap contract with a notional value of $8.7 million U.S. dollars and an aggregate fair value loss of $0.2 million after-tax recorded in accumulated other comprehensive income.

At December 31, 2002, the Company had eleven foreign exchange forward contracts to purchase $16.9 million U.S. dollars and one currency swap contract fair valued at $8.7 million U.S. dollars with an aggregate fair value loss of $0.5 million after-tax recorded in accumulated other comprehensive income and maturing at various dates in 2003.

9.	Restructuring and Other

Restructuring Charges

From 2000 through 2002, the Company faced a 57% decline in revenues and responded by streamlining operations to reduced fixed costs.

2000

During fiscal 2000, the Company took total restructuring charges of $15.1 million, $12.5 million of which resulted from the Company’s decision to exit the high powered laser product line that was produced in its Rugby, United Kingdom facility. The $12.5 million charge consisted of $1.0 million to accrue employee severance for approximately 50 employees; $3.8 million for reduction and elimination of the Company’s United Kingdom operation and worldwide distribution system related to high power laser systems; and $7.7 million for excess capacity at three leased facilities in the United States and Germany where high power laser systems operations were conducted. The provisions for lease costs at our Livonia and Farmington Hills, Michigan facilities and in Germany related primarily to future contractual obligations under operating leases, net of expected sublease revenue on leases that the Company cannot terminate. Additionally, for our Farmington Hills, Michigan and Maple Grove, Minnesota facilities, we accrued an anticipated loss on our contractual obligations to guarantee the value of the buildings. This charge was estimated as the excess of our cost to purchase the buildings over their estimated fair market value. The Company also recorded a non-cash write-down of land and building in the United Kingdom of $2.0 million, based on market assessments as to the net realizable value of the facility. In addition, the Company recorded in cost of goods sold a reserve of $8.5 million for raw materials, work-in-process, equipment, parts and demo equipment inventory that related to the high power laser product line in its Rugby, United Kingdom facility and other locations that supported this product line.

The remaining restructuring charge for fiscal 2000, $0.6 million of compensation expense, resulted from the acceleration of options upon the sale of our Life Sciences business and MPG product line during that year.

Also during fiscal 2000, the Company reversed a provision of $5.0 million originally recorded at the time of the 1999 merger of General Scanning, Inc. and Lumonics Inc. At the time the $5.0 million provision was recorded, the Company intended to close its Rugby, United Kingdom facility and transfer those manufacturing activities to its Kanata, Ontario facility. As plans evolved, the Company realized that it would cost too much to move the manufacturing and decided to not go through with its original plan. Thus, the Company reversed the $5.0 million that had initially been recorded for this proposed restructuring.

Cumulative cash draw-downs of $12.0 million, a reversal of $0.5 million recorded in the fourth quarter of 2001 for anticipated restructuring costs that will not be incurred and a non-cash draw-down of $2.6 million have been applied against the total fiscal 2000 provision of $15.1 million, resulting in no remaining balance at June 27, 2003. All actions relating to the 2000 restructuring charge have been completed. During June 2003, the Company used the $6.0 million accrual remaining at December 31, 2002 to offset the loss on the market value associated with the purchase of the Farmington Hills, Michigan and the Maple Grove, Minnesota facilities that had been leased through June 2003. The properties were purchased for $18.9 million, but had an estimated market value of $12.5 million. There were additional restructuring losses taken on this transaction to approximate the market value of the facilities in 2002 ($0.1 million) and 2003 ($0.3 million), as noted below. The Farmington Hills, Michigan facility is being used and is included in property, plant and equipment for $6.1 million at June 27, 2003 and the Maple Grove, Minnesota facility is held for sale and is included in other assets for $6.4 million at June 27, 2003.

2001

In the fourth quarter of fiscal 2001, to further reduce capacity in response to declining sales, the Company determined that most of the remaining functions located in its Farmington Hills, Michigan facility should be integrated with its Wilmington, Massachusetts facility and that its Oxnard, California facility should be closed. In addition, the Company determined to integrate its Bedford, Massachusetts facility with its Billerica, Massachusetts manufacturing facility. The Company took total restructuring charges of $3.4 million. The $3.4 million charge consisted of $0.9 million to accrue employee severance for approximately 35 employees at the Farmington Hills, Michigan and Oxnard, California locations; $1.8 million for excess capacity at five leased locations in the United States, Canada and Germany; and $0.7 million write-down of leasehold improvements and certain equipment associated with the exiting of leased facilities located in Bedford, Massachusetts. The lease costs primarily related to future contractual obligations under operating leases, net of expected sublease revenue on leases that the Company cannot terminate. The expected effects of the restructuring were to better align our ongoing expenses and cash flows in light of reduced sales.

Cumulative cash draw-downs of approximately $2.5 million and non-cash draw-downs of $0.7 million have been applied against the provision, resulting in a remaining provision balance of $0.2 million as at June 27, 2003. The restructuring is complete, except for costs that are expected to be paid on the leased facilities in Munich, Germany (lease expiration January 2013) and Nepean, Ontario (lease expiration January 2006).

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

At December 31, 2002, the net book value of two facilities, one in Kanata, Ontario and the other in Nepean, Ontario, were classified as held for sale and included in other assets. The Nepean, Ontario facility was sold in the second quarter of 2003. The Company has entered into an agreement to sell the Kanata, Ontario property and is expected to close on this agreement during the third quarter of 2003. Because the estimated selling price for the Kanata facility was less than the net book value, the Company took an additional restructuring charge of $0.1 million in the second quarter of 2003. This facility remains in other assets at June 27, 2003.

Cumulative cash draw-downs of approximately $3.9 million and non-cash draw-downs of $1.8 million have been applied against the provisions taken in 2002, resulting in a remaining provision balance of $0.7 million at June 27, 2003. For severance related costs associated with these two restructuring actions, the actions are complete and the Company does not anticipate taking additional restructuring charges and expects to finalize payment in 2003. The Company will continue to evaluate the fair value of the buildings and fixed assets that were written down. The restructuring accrual is expected to be completely utilized during January 2013 at the end of the lease term for the Munich, Germany facility. The Company estimated the restructuring charge for the Munich, Germany facility based on contractual payments required on the lease for the unused space, less what is expected to be received for subleasing. Because this is a long-term lease that extends until 2013, the Company will draw-down the amount accrued over the life of the lease. Future sublease market conditions may require the Company to make further adjustments to this restructuring reserve.

2003

To align the distribution and service groups with our business segments, in the first quarter of 2003 the Company commenced a restructuring plan that is expected to significantly reduce these operations around the world and to consolidate these functions at the Company’s manufacturing facilities. As part of this plan, the Company provided for severance and termination benefits of approximately $0.6 million for 22 employees in Germany, France, Italy and Belgium in the first quarter of 2003. Under the new rules for accounting for restructurings required by SFAS 146, if an employee continues to work for anything beyond a minimum period of time after their notification, then their termination benefits are to be accrued over the period that they continue to work. During the second quarter of 2003, the Company took additional restructuring charges of $0.4 million for the severance and termination benefits associated with the restructuring actions taken in the first quarter, as a result of employees working beyond a minimum period as required by SFAS 146.

As a continuation of the restructuring plan initiated in the first quarter of 2003 to reduce our distribution and service groups, during the second quarter of 2003 the Company further reduced its European operations, including terminating an additional 10 employees in Europe and closing its Paris, France office. Also, the Company closed its office in Hong Kong and terminated 7 employees from that location. Additionally, the Company terminated 8 employees in other offices in Asia Pacific. Associated with these actions taken in the second quarter of 2003, the Company recorded restructuring charges of $0.8 million consisting of severance and termination benefits of $0.6 million, and lease and contract termination charges of $0.2 million.

As the Company has retained certain employees to help with the transition of work beyond the minimum periods specified in SFAS 146, the Company anticipates that it will accrue additional termination and severance benefits for these employees of approximately $0.2 million during the third quarter, as a result of the actions taken in the first and second quarters of 2003.

As part of its review of the restructuring actions taken in prior quarters, during the second quarter of 2003 the Company took an additional $0.3 million restructuring charge for the anticipated loss on the market value of the Farmington Hills, Michigan and Maple Grove, Minnesota facilities, on which the Company first took a restructuring charge in 2000, as noted above. Additionally, the Company took an additional charge of $0.1 million to write-down the net book value of the Kanata, Ontario facility to its estimated fair market value. The Company had previously written down the Kanata, Ontario facility in 2002, as noted above.

Cumulative cash draw-downs of approximately $0.9 million and non-cash draw-downs of $0.4 million have been applied against the all the provisions taken in 2003, resulting in a remaining provision balance of $0.9 million at June 27, 2003.

The following table summarizes changes in the restructuring provision included in other accrued expenses on the balance sheet.

	Severance	Facilities	Total

		(in millions)
Provision at December 31, 2002	$1.2	$7.6	$8.8
Charges during first quarter of 2003	0.6	0.0	0.6
Cash draw-downs during first quarter of 2003	(0.9)	(0.5)	(1.4)

Provision at March 28, 2003	$0.9	$7.1	$8.0
Charges during second quarter of 2003	1.0	0.6	1.6
Cash draw-downs during second quarter of 2003	(1.0)	(6.4)	(7.4)
Non-cash draw-downs during second quarter of 2003	—	(0.4)	(0.4)

Provision at June 27, 2003	$0.9	$0.9	$1.8

Other

During the first quarter of 2003, the Company recorded a reserve of approximately $0.6 million on notes receivable from a litigation settlement initially recorded in 1998. The reserve was provided because of a default on the quarterly payment due in March 2003. Additionally, the Company recorded a benefit during the first quarter of approximately $0.2 million for royalties earned on a divested product line and earned as part of a litigation settlement agreement. In the second quarter of 2003, the Company recorded a charge of approximately $0.5 million to write-down excess and unused equipment.

10.	Commitments and Contingencies

Operating Leases

The Company leased two facilities under operating lease agreements that expired in June 2003. At the end of the initial lease term, these leases required the Company to renew the lease for a defined number of years at the fair market rental rate or purchase the property at the fair market value. The lessor may have sold the facilities to a third party but the leases provided for a residual value guarantee of the first 85% of any loss the lessor may have incurred on its $19.1 million investment in the buildings, which would have become payable by the Company upon the termination of the transaction. In June 2003, the Company exercised its option to purchase the facilities for $18.9 million. As of June 27, 2003, there is no longer a residual value guarantee in connection with these leases. The lease agreement required, among other things, the Company to maintain specified quarterly financial ratios and conditions. As of March 29, 2002, the Company was in breach of the fixed charge coverage ratio, but on April 30, 2002, the Company entered into a Security Agreement with the Bank of Montreal (BMO) pursuant to which the Company deposited with BMO and pledged approximately $18.9 million as security in connection with the operating leases discussed above in exchange for a written waiver from BMO and BMO Global Capital Solutions for any Company defaults of or obligations to satisfy the specified financial covenants relating to the operating lease agreements until June 30, 2003. This item was included on the balance sheet in long-term investments at December 31, 2002 and was used to satisfy the purchase price of the buildings during June 2003.

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

Historically, we have not made any significant payments under such indemnifications. As at June 27, 2003, nothing has been accrued in the consolidated balance sheet with respect to these indemnification undertakings.

11.	Income Taxes

During the three and six months ended June 27, 2003, the income tax benefit was reduced as a result of increases in valuation allowances related to the Company’s geographic distribution of its operating loss carry-forwards. This includes a full valuation allowance against the Company’s Canadian deferred tax asset in accordance with the closure of the Kanata, Ontario facility described in note 9. It is expected that operations and income in Canada in the foreseeable future will not be sufficient to offset existing loss carryforwards. Our ability to recover deferred tax assets of $16.8 million at June 27, 2003 depends primarily upon the Company’s ability to generate profits in the United States and United Kingdom tax jurisdictions. If actual results differ from our plans or we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by taking a charge to the Statement of Operations, which may have a material negative result on our operations.

12.	Defined Benefit Pension Plan

The Company’s subsidiary in the United Kingdom maintains a pension plan, known as the GSI Lumonics Ltd. United Kingdom Pension Scheme Retirement Savings Plan. The plan has two components: the Final Salary Plan, which is a defined benefit plan, and the Retirement Savings Plan, which is a defined contribution plan. Effective April 1997, membership to the Final Salary Plan was closed. Benefits under this plan are based on the employees’ years of service and compensation. GSI Lumonics’ funding policy is to fund pensions and other benefits based on widely used actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. The assets of this plan consist primarily of equity and fixed income securities of United Kingdom and foreign issuers.

In December 2002, the Company notified plan participants that it no longer wanted to sponsor the final salary plan. The trustees of the plan voted to freeze the final salary plan effective May 31, 2003. Plan participants will no longer accrue benefits under the final salary plan as of this date. The Company plans to continue funding the obligation for the final salary plan as required by United Kingdom law. Once a new actuarial valuation is complete, the Company will be able to determine if there is any gain or loss associated with the curtailment, and will record it at that time. The most recent actuarial valuation was performed as of November 30, 2000.

13.	Segment Information

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

The Executive Committee (EC) has been identified as the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. The EC evaluates financial performance based on measures of profit or loss from operations before income taxes excluding the impact of amortization of purchased intangibles, acquired in-process research and development, restructuring and other, gain (loss) on sale of assets and investments, interest income, interest expense and foreign exchange transaction losses. Certain corporate-level operating expenses, including corporate marketing, finance and administrative expenses, are not allocated to operating segments. Intersegment sales are based on fair market values. All intersegment profit, including any unrealized profit on ending inventories, is eliminated on consolidation.

GSI Lumonics operations include three reportable operating segments: the Components segment (Components); the Laser segment (Laser Group); and the Laser Systems segment (Laser Systems).

Components — The Company’s component products are designed and manufactured at our facilities in Billerica, Massachusetts, Nepean, Ontario and Moorpark, California and are sold directly, or, in some territories, through distributors, to original equipment manufacturers (OEMs). Products include optical scanners and subsystems used by OEMs for applications in materials processing, test and measurement, alignment, inspection, displays, imaging, graphics, vision, rapid prototyping and medical use such as dermatology and ophthalmology. The Components Group also manufactures printers for certain medical end products such as defibrillators, patient care monitors and cardiac pacemaker programmers, as well as film imaging subsystems for use in CAT scans and magnetic resonance imaging systems. Under the trade name, WavePrecision, we also manufacture precision optics supplied to OEM customers for applications in aerospace and semiconductor. Major markets are medical, semiconductor, electronics, light industrial and aerospace.

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

Laser Systems — The Company’s laser systems are designed and manufactured at our Wilmington, Massachusetts facility and are sold directly, or, in some territories, through distributors, to end users, usually semiconductor integrated device manufacturers and electronic component and assembly manufacturers. The Laser Systems Group also derives significant revenues from servicing systems in its installed base at customer locations. System applications include laser repair to improve yields in the production of dynamic random access memory chips (DRAMs), permanent marking systems for silicon wafers and individual dies for traceability and quality control, circuit processing systems for linear and mixed signal devices, as well as for certain passive electronic components, and printed circuit boards (PCB) manufacturing systems for via hole drilling, solder paste inspection and component placement inspection.

Segments

Information on reportable segments is as follows:

	Three months ended		Six months ended

	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Sales
Components	$17,610	$17,695	$34,265	$35,785
Laser Group	8,654	5,166	15,642	11,134
Laser Systems	19,089	17,016	36,915	29,997
Intersegment sales elimination	(671)	(213)	(1,021)	(364)

Total	$44,682	$39,664	$85,801	$76,552

Segment income (loss) from operations
Components	$3,611	$3,873	$8,466	$8,429
Laser Group	82	(2,397)	(389)	(3,093)
Laser Systems	575	(3,300)	174	(9,293)

Total by segment	4,268	(1,824)	8,251	(3,957)
Unallocated amounts:
Corporate expenses	5,353	6,142	9,743	11,095
Amortization of purchased intangibles	1,369	1,279	2,647	2,557
Restructuring	1,559	1,407	2,187	4,152
Other	485	—	841	—

Loss from operations	$(4,498)	$(10,652)	$(7,167)	$(21,761)

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

	Three months ended

	June 27, 2003		June 28, 2002

(in millions)	Sales	% of Total	Sales	% of Total

North America	$27.9	63%	$23.1	58%
Latin and South America	0.5	1	0.3	1
Europe	5.5	12	6.2	16
Japan	7.6	17	3.9	9
Asia-Pacific, other	3.2	7	6.2	16

Total	$44.7	100%	$39.7	100%

	Six months ended

	June 27, 2003		June 28, 2002

		% of
(in millions)	Sales	Total	Sales	% of Total

North America	$48.8	57%	$48.0	63%
Latin and South America	0.7	1	0.4	1
Europe	11.0	13	12.5	16
Japan	17.1	20	6.4	8
Asia-Pacific, other	8.2	9	9.3	12

Total	$85.8	100%	$76.6	100%

	As at

	June 27, 2003	December 31, 2002

Long-lived assets:
United States	$34.3	$24.2
Canada	6.2	6.7
Europe	14.0	11.5
Japan	0.7	0.6
Asia-Pacific, other	0.1	0.1

Total	$55.3	$43.1

14.	Subsequent Events

On March 28, 2003, a registration statement was filed whereby the Company proposed its shareholders consider a plan of arrangement which, if approved and effected, would restructure the Company as a publicly traded United States domiciled corporation. On May 16, 2003, June 18, 2003 and again on June 26, 2003, the Company filed amendments to the registration statement in response to comments received from the Securities and Exchange Commission. On August 1, 2003, the Company announced that it has withdrawn the proposal submitted to its shareholders to restructure the Company as a publicly traded United States domiciled corporation and that the special meeting called to consider this plan of arrangement had been cancelled.

On August 7, 2003, the Company announced to its employees that the Company intends to consolidate and relocate its operations from the Nepean, Ontario location to its facility in Moorpark, California. The Company anticipates that it will incur between $0.5 million and $1.0 million to facilitate this move over the next nine months.

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

Highlights for the Three Months Ended June 27, 2003

•	Sales for the quarter increased to $44.7 million from $41.1 million in the first quarter of 2003 and $39.7 million in the second quarter of 2002.

•	Net loss for the quarter was $3.6 million, or $0.09 per share, compared to a net loss of $1.7 million, or $0.04 per share, in the first quarter of 2003 and $11.1 million net loss, or $0.27 per share, in the second quarter of last year.

•	Bookings of orders were $42.7 million in the second quarter of 2003 compared to $43.7 million in the first quarter of 2003 and $35.5 million in the second quarter of 2002. Ending backlog was $42.4 million as compared with $44.4 million at the end of the first quarter of 2003 and $52.4 million at the end of the second quarter of last year.

•	The change in cash, cash equivalents, short-term and long-term investments for the second quarter of 2003 from the end of the first quarter of 2003 was a decrease of $26.4 million. Cash, cash equivalents, short-term investments and long-term investments were $122.6 million (this includes $5.0 million securing lines of credit) at June 27, 2003.

Business Environment and Restructurings

Several significant markets for our products have been in severe decline since 2000. From 2000 through 2002, the Company faced a 57% decline in revenues, primarily in systems for semiconductor and electronics applications and precision optics for telecommunications. The Company responded by streamlining operations to reduce fixed costs. This decline continues to the present and is due to the downturn in general economic conditions, combined with our customers’ current excess of manufacturing capacity and their customers’ excess inventories of semiconductor and electronic components.

In response to the business environment, we have undertaken to restructure our operations in an effort to bring costs in line with our expectations for sales of systems for the semiconductor and telecommunications markets. Our emphasis has predominantly been on consolidation of operations at various locations and reducing overhead. The company expects to incur additional restructuring charges in each of the first three quarters of 2003 as it continues to reduce and consolidate operations around the world.

2000

During fiscal 2000, the Company took total restructuring charges of $15.1 million, $12.5 million of which resulted from the Company’s decision to exit the high powered laser product line that was produced in its Rugby, United Kingdom facility. The $12.5 million charge consisted of $1.0 million to accrue employee severance for approximately 50 employees; $3.8 million for reduction and elimination of the Company’s United Kingdom operation and worldwide distribution system related to high power laser systems; and $7.7 million for excess capacity at three leased facilities in the United States and Germany where high power laser systems operations were conducted. The provisions for lease costs at our Livonia and Farmington Hills, Michigan facilities and in Germany related primarily to future contractual obligations under operating leases, net of expected sublease revenue on leases that the Company cannot terminate. Additionally, for our Farmington Hills, Michigan and Maple Grove, Minnesota facilities, we accrued an anticipated loss on our contractual obligations to guarantee the value of the buildings. This charge was estimated as the excess of our cost to purchase the buildings over their estimated fair market value. The Company also recorded a non-cash write-down of land and building in the United Kingdom of $2.0 million, based on market assessments as to the net realizable value of the facility. Included in the expected savings in earnings and cash an annual “go forward” basis was approximately $1.1 million related to salaries and benefits of employees terminated in the Company’s Rugby, United Kingdom facility as part of the elimination of this product line. In addition, the Company recorded in cost of goods sold a reserve of $8.5 million for raw materials, work-in-process, equipment, parts and demo equipment inventory that related to the high power laser product line in its Rugby, United Kingdom facility and other locations that supported this product line.

The remaining restructuring charge for fiscal 2000, $0.6 million of compensation expense, resulted from the acceleration of options upon the sale of our Life Sciences business and MPG product line during that year.

Also during fiscal 2000, the Company reversed a provision of $5.0 million originally recorded at the time of the 1999 merger of General Scanning, Inc. and Lumonics Inc. At the time the $5.0 million provision was recorded, the Company intended to close its Rugby, United Kingdom facility and transfer those manufacturing activities to its Kanata, Ontario facility. As plans evolved, the Company realized that it would cost too much to move the manufacturing and decided to not go through with its original plan. Thus, the Company reversed the $5.0 million that had initially been recorded for this proposed restructuring.

Cumulative cash draw-downs of $12.0 million, a reversal of $0.5 million recorded in the fourth quarter of 2001 for anticipated restructuring costs that will not be incurred and a non-cash draw-down of $2.6 million have been applied against the total fiscal 2000 provision of $15.1 million, resulting in no remaining balance at June 27, 2003. All actions relating to the 2000 restructuring charge have been completed. During June 2003, the Company used the $6.0 million accrual remaining at December 31, 2002 to offset the loss on the market value associated with the purchase of the Farmington Hills, Michigan and the Maple Grove, Minnesota facilities that had been leased through June 2003. The properties were purchased for $18.9 million, but had an estimated market value of $12.5 million. There were additional restructuring losses taken on this transaction to approximate the market value of the facilities in 2002 ($0.1 million) and 2003 ($0.3 million), as noted below. The Farmington Hills, Michigan facility is being used and is included in property, plant and equipment for $6.1 million at June 27, 2003 and the Maple Grove, Minnesota facility is held for sale and is included in other assets for $6.4 million at June 27, 2003.

2001

In the fourth quarter of fiscal 2001, to further reduce capacity in response to declining sales, the Company determined that most of the remaining functions located in its Farmington Hills, Michigan facility should be integrated with its Wilmington, Massachusetts facility and that its Oxnard, California facility should be closed. In addition, the Company determined to integrate its Bedford, Massachusetts facility with its Billerica, Massachusetts manufacturing facility. The Company took total restructuring charges of $3.4 million. The $3.4 million charge consisted of $0.9 million to accrue employee severance for approximately 35 employees at the Farmington Hills, Michigan and Oxnard, California locations; $1.8 million for excess capacity at five leased locations in the United States, Canada and Germany; and $0.7 million write-down of leasehold improvements and certain equipment associated with the exiting of leased facilities located in Bedford, Massachusetts. The lease costs primarily related to future contractual obligations under operating leases, net of expected sublease revenue on leases that the Company cannot terminate. The expected effects of the restructuring were to better align our ongoing expenses and cash flows in light of reduced sales. The Company anticipated savings of approximately $2.4 million on an annual basis related to salaries and benefits of employees terminated at these facilities in connection with this restructuring.

Cumulative cash draw-downs of approximately $2.5 million and non-cash draw-downs of $0.7 million have been applied against the provision, resulting in a remaining provision balance of $0.2 million as at June 27, 2003. The restructuring is complete, except for costs that are expected to be paid on the leased facilities in Munich, Germany (lease expiration January 2013) and Nepean, Ontario (lease expiration January 2006).

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

The second major restructuring plan in 2002 related to our refocusing of the Company’s Nepean, Ontario operations on its custom optics business as a result of the telecom industry’s severe downturn. The Company’s executive team approved a plan to reduce capacity at its Nepean, Ontario facility and the Company recorded a pre-tax restructuring charge of $2.3 million in the fourth quarter of 2002 which included $0.6 million to accrue employee severance and benefits for approximately 41 employees. Future expense and cash outflow associated with the termination of the 41 employees will be avoided, improving quarterly income before tax and cash flow by approximately $0.5 million per quarter. The Company also wrote-off approximately $0.2 million of excess fixed assets and wrote-down one of the Nepean, Ontario buildings by $0.2 million to its estimated fair market value. Additionally, the Company continued to evaluate accruals made in prior restructurings and we recorded charges of approximately $0.8 million for an adjustment to earlier provisions for leased facilities in the United States and Germany. Specifically, the $0.8 million in adjustments in the fourth quarter of 2002 related to earlier provisions for the leased facilities in Munich, Germany, Maple Grove, Minnesota and Farmington Hills, Michigan. We had originally estimated our restructuring reserve of $0.5 million based upon the assumption that we would have subleased the Munich, Germany facility in 2003. We had received information from a real estate broker that the commercial office market in Munich, Germany had softened and that we would not recover our full lease rate when we finally sublease the building. As such we recorded an additional provision of $0.5 million to cover a longer anticipated time required to sublease the space and to reflect the likelihood of subleasing at less than our existing lease rates. For the Maple Grove, Minnesota facility, we had subleased the entire building through January 2003. We had anticipated that we would find a buyer for this building by January 2003 and exercise our option to purchase the building and not have to pay the remaining lease costs. As this did not happen, we accrued the contractual lease costs through the end of the lease in June 2003, which are $0.2 million. Similarly for the Farmington Hills, Michigan facility, we had anticipated selling the building sooner, but as this did not occur by the end of 2002, we accrued the costs for the unused space through the end of the lease in June 2003, which are $0.1 million. The Company also took a further write-down of $0.3 million on the buildings in Kanata, Ontario and Rugby, United Kingdom and a $0.1 million write-off for fixed assets in Kanata, Ontario and a $0.1 million for the Maple Grove, Minnesota and Farmington Hills, Michigan facilities.

At December 31, 2002, the net book value of two facilities, one in Kanata, Ontario and the other in Nepean, Ontario, were classified as held for sale and included in other assets. The Nepean, Ontario facility was sold in the second quarter of 2003. The Company has entered into an agreement to sell the Kanata, Ontario property and is expected to close on this agreement during the third quarter of 2003. Because the estimated selling price for the Kanata facility was less than the net book value, the Company took an additional restructuring charge of $0.1 million in the second quarter of 2003. This facility remains in other assets at June 27, 2003.

Cumulative cash draw-downs of approximately $3.9 million and non-cash draw-downs of $1.8 million have been applied against the provisions taken in 2002, resulting in a remaining provision balance of $0.7 million at June 27, 2003. For severance related costs associated with these two restructuring actions, the actions are complete and the Company does not anticipate taking additional restructuring charges and expects to finalize payment in 2003. The Company will continue to evaluate the fair value of the buildings and fixed assets that were written down. The restructuring accrual is expected to be completely utilized during January 2013 at the end of the lease term for the Munich, Germany facility. The Company estimated the restructuring charge for the Munich, Germany facility based on contractual payments required on the lease for the unused space, less what is expected to be received for subleasing. Because this is a long-term lease that extends until 2013, the Company will draw-down the amount accrued over the life of the lease. Future sublease market conditions may require the Company to make further adjustments to this restructuring reserve.

The result of this restructuring activity was the establishment of our three new primary business segments: Components, Lasers and Laser Systems. In addition, improved working capital management provided substantially reduced investment in receivables and inventories.

2003

To align the distribution and service groups with our business segments, in the first quarter of 2003 the Company commenced a restructuring plan that is expected to significantly reduce these operations around the world and to consolidate these functions at the Company’s manufacturing facilities. As part of this plan, the Company provided for severance and termination benefits of approximately $0.6 million for 22 employees in Germany, France, Italy and Belgium in the first quarter of 2003. Under the new rules for accounting for restructurings required by SFAS 146, if an employee continues to work for anything beyond a minimum period of time after their notification, then their termination benefits are to be accrued over the period that they continue to work. During the second quarter of 2003, the Company took additional restructuring charges of $0.4 million for the severance and termination benefits associated with the restructuring actions taken in the first quarter, as a result of employees working beyond a minimum period as required by SFAS 146.

As a continuation of the restructuring plan initiated in the first quarter of 2003 to reduce our distribution and service groups, during the second quarter of 2003 the Company further reduced its European operations, including terminating an additional 10 employees in Europe and closing its Paris, France office. Also, the Company closed its office in Hong Kong and terminated 7 employees from that location. Additionally, the Company terminated 8 employees in other offices in Asia Pacific. Associated with these actions taken in the second quarter of 2003, the Company recorded restructuring charges of $0.8 million consisting of severance and termination benefits of $0.6 million and lease and contract termination charges of $0.2 million.

As the Company has retained certain employees to help with the transition of work beyond the minimum periods specified in SFAS 146, the Company anticipates that it will accrue additional termination and severance benefits for these employees of approximately $0.2 million during the third quarter, as a result of the actions taken in the first and second quarters of 2003. Based on the terminations the Company made as part of the restructuring actions taken in 2003, the Company anticipates that it will save approximately $0.9 million in salaries and benefits on a quarterly basis, after all the employees that were terminated complete their transition work periods.

As part of its review of the restructuring actions taken in prior quarters, during the second quarter of 2003 the Company took an additional $0.3 million restructuring charge for the anticipated loss on the market value of the Farmington Hills, Michigan and Maple Grove, Minnesota facilities, on which the Company first took a restructuring charge in 2000, as noted above. Additionally, the Company took an additional charge of $0.1 million to write-down the net book value of the Kanata, Ontario facility to its estimated fair market value. The Company had previously written down the Kanata, Ontario facility in 2002, as noted above.

Cumulative cash draw-downs of approximately $0.9 million and non-cash draw-downs of $0.4 million have been applied against the all the provisions taken in 2003, resulting in a remaining provision balance of $0.9 million at June 27, 2003.

On August 7, 2003, the Company announced to its employees that the Company intends to consolidate and relocate its operations from the Nepean, Ontario location to its facility in Moorpark, California. The Company anticipates that it will incur between $0.5 million and $1.0 million to facilitate this move over the next nine months.

Results of Operations

The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended

	June 27, 2003	June 28, 2002

Sales	100.0%	100.0%
Cost of goods sold	65.0	69.2

Gross profit	35.0	30.8
Operating expenses:
Research and development	8.4	12.7
Selling, general and administrative	28.9	38.2
Amortization of purchased intangibles	3.1	3.2
Restructuring	3.5	3.6
Other	1.1	0.0

Total operating expenses	45.0	57.7

Loss from operations	(10.0)	(26.9)
Other income (expense)	0.1	(0.5)
Interest income	1.5	1.4
Interest expense	(0.2)	(0.5)
Foreign exchange transaction gains (losses)	0.6	(3.2)

Loss before income taxes	(8.0)	(29.7)
Income tax benefit	—	1.7

Net loss	(8.0)%	(28.0)%

Three Months Ended June 27, 2003 Compared to Three Months Ended June 28, 2002

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

The following table sets forth sales in thousands of dollars by our business segments for the second quarter of 2003 and 2002.

	Three months ended

	June 27, 2003	June 28, 2002

Sales
Components	$17,610	$17,695
Laser Group	8,654	5,166
Laser Systems	19,089	17,016
Intersegment sales elimination	(671)	(213)

Total	$44,682	$39,664

Sales. Sales for the three months ended June 27, 2003 increased by $5.0 million or 12.7% compared to the quarter ended June 28, 2002. Our sales for the past eight quarters continue in the range of $37 million to $45 million, which reflects a lack of recovery in the semiconductor and electronics markets; however, the sales for the second quarter of 2003 include $2.5 million generated from acquisitions completed in May 2003. The Spectron and DRC product line acquisitions are expected to add in the range of $3 to $5 million a quarter in sales going forward.

Sales for our Components segment decreased by $0.1 million for the second quarter of 2003 as compared to the same period in 2002 primarily due to a decrease in sales of the laser imaging and GMAX product lines, offset by the increase in sales of precision optics and the encoder product line that was acquired from DRC. Our laser imaging sales were affected by a major customer’s decision to manufacture and market a new dry film x-ray imager that competes directly with a model that they currently outsource from us. The GMAX decline is tied to a business slow down from our main customer engaged in the new product development prototype sector. Our precision optics product line is benefiting from increases in demand for aviation guidance system products from the defense industry.

Sales in our Lasers segment in the second quarter of 2003 increased by $3.5 million over the second quarter last year, mostly due to sales generated from the acquisition of the Spectron product line and increases in our JK series of products, as a result of increases in the volume of sales related to new product introductions within that series.

In the second quarter of 2003, sales in our Laser Systems segment increased by approximately $2.1 million over sales in the same period last year primarily due to gains in memory repair and circuit trim, offset by a shortfall in wafer trim product lines. The gain in memory repair is due to the continued strong investment strategy in equipment by one of the industries major memory manufacturers located in Asia, and an increase in the strength of our market position. The gain in circuit trim relates to our growth in the small passive components manufacturing. Our strength is in the ability to trim chip resistors that are used in the manufacturing of handheld and mobile communications product. The shortfall in wafer trim is due to a decline in the traditional areas of applications in the analog to digital converters and power management markets.

Sales in our corporate segment represent elimination of sales between our segments. There was a $0.5 million increase in sales between segments for the three months ended June 27, 2003 as compared to the same period last year.

Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America consisting of Canada and the United States of America, Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific, but the sales of our systems are billed and shipped to locations in North America. These sales are therefore reflected in the North America totals in the table below. The following table shows sales in millions of dollars to each geographic region for the second quarter of 2003 and 2002.

	Three months ended

	June 27, 2003		June 28, 2002

(in millions)	Sales	% of Total	Sales	% of Total

North America	$27.9	63%	$23.1	58%
Latin and South America	0.5	1	0.3	1
Europe	5.5	12	6.2	16
Japan	7.6	17	3.9	9
Asia-Pacific, other	3.2	7	6.2	16

Total	$44.7	100%	$39.7	100%

Japan continues to be an area of growth for all of our segments while Europe is showing a steady decline. Most of the revenue in Europe has come from parts and services. In Japan and Asia-Pacific, revenue is primarily generated from sales of equipment.

Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Order backlog at June 27, 2003 was $42.4 million compared to $52.4 million at June 28, 2002 and $44.4 million at the end of the first quarter of 2003.

Gross Profit. Gross profit was 35.0% in the three months ended June 27, 2003 compared to 30.8% in the same period in 2002. As a percent of sales, gross profit increased primarily due to lower material cost generated by a favorable production mix, as we sold more of our higher margin JK series and memory repair products in the second quarter of 2003 than in the second quarter of 2002. Another contributing factor came from keeping fixed costs in the second quarter of 2003 at almost the same level as reported during the same period last year, while increasing revenue by 12.7%. We are unable to provide a breakdown of gross profit by segment, because at a consolidated level we reclassify service sales support and service management costs from cost of sales to selling, general and administrative expenses, but do not attribute these amounts to particular segments.

Research and Development Expenses. Research and development expenses for the three months ended June 27, 2003 were 8.4% of sales, or $3.8 million, compared with 12.7% of sales, or $5.0 million, in the three months ended June 28, 2002. Research and development expenses for the Components group at $1.3 million in the second quarter of 2003 were unchanged from the same period in 2002. In the second quarter of 2003, research and development expenses in our Lasers segment were $0.7 million, which was a $0.1 million decrease from $0.8 million in the second quarter of 2002. For our Laser Systems segment, research and development expenses were $1.7 million for the three months ended June 27, 2003, a $0.7 million decrease from the same period last year, which is mostly a result of decreased spending on engineering projects as result of recent completion of new product development projects. Most of the decrease in research and development expenses is the result of a personnel reduction of 24% from the end of the second quarter of 2002 to end of the second quarter of 2003. The staff reductions took place primarily within the Laser Systems group in the United States with smaller cuts in the other groups. In our corporate segment, research and development expenses, which are mostly in support of our patent application management, at $0.1 million in the second quarter of 2003 were $0.4 million below last year as corporate activities were reduced and direct costs were assigned to the business segments.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were 28.9% of sales or $13.0 million in the three months ended June 27, 2003, compared with 38.2% of sales or $15.1 million in the three months ended June 28, 2002. The reduction in the second quarter of 2003 is primarily due to a combined drop of $1.5 million in salaries, benefits and travel expenses arising from a 19% reduction in headcount assigned to Selling, General and Administrative functions. Other factors include a $0.8 million reduction in facility and depreciation costs and a $0.4 million reduction in sales support and service management costs driven by the business downsizing. This was partially offset by $1.1 million of legal and other expenses relating to the proposal submitted to shareholders with respect to reorganizing the Company as a United States domiciled corporation. We are unable to provide a breakdown of selling, general and administrative expenses by segment, because at a consolidated level we reclassify service sales support and service management costs from cost of sales to selling, general and administrative expenses, but do not attribute these amounts to particular segments.

Amortization of Purchased Intangibles. Amortization of purchased intangibles was 3.1% of sales or $1.4 million for the quarter ended June 27, 2003 primarily as a result of amortizing intangible assets from acquisitions. This compares to $1.3 million or 3.2% of sales for the same period in 2002. The $0.1 million increase in 2003 is due to the amortization of intangible assets representing the developed technology acquired with the Spectron and Encoder product lines.

Restructuring. As described above and in note 9 to the consolidated financial statements, for the three months ended June 27, 2003 we recorded restructuring charges of $1.6 million.

Other. During the second quarter of 2003, the Company took a $0.5 million write off against idle and obsolete fixed assets in our Laser Systems Segment.

Loss from Operations. The following table sets forth loss from operations in millions of dollars by our business segments for the second quarter of 2003 and 2002.

	Three months ended

	June 27, 2003	June 28, 2002

Segment income (loss) from operations
Components	$3,611	$3,873
Laser Group	82	(2,397)
Laser Systems	575	(3,300)

Total by segment	4,268	(1,824)
Unallocated amounts:
Corporate expenses	5,353	6,142
Amortization of purchased intangibles	1,369	1,279
Restructuring	1,559	1,407
Other	485	—

Loss from operations	$(4,498)	$(10,652)

Other Income (Expense). During the second quarter of 2003, the Company recorded a $0.1 million gain on the disposal of a facility in Nepean, Ontario. During the second quarter of 2002, the Company wrote down by approximately $0.2 million an investment in OpNet Partners L.P.

Interest Income. Interest income was $0.7 million in the three months ended June 27, 2003 and $0.6 million in the three months ended June 28, 2002.

Interest Expense. Interest expense was approximately $0.1 million in the three months ended June 27, 2003, compared to $0.2 million in the three months ended June 28, 2002.

Foreign Exchange Transaction Gain (Losses). Foreign exchange transaction gains were approximately $0.3 million in the three months ended June 27, 2003 compared to a $1.3 million loss for the three months ended June 28, 2002. These amounts arise because the functional currency of a division differs from the U.S. dollar.

Income Taxes. The effective tax rate was nil for the second quarter of 2003, compared with 5.7% in the same period in 2002 and 24.5% for fiscal 2002. The tax rate reflects the reduction in income tax benefit as a result of increases in valuation allowances related to the Company’s geographic distribution of its operating loss carry-forwards. The Company did not reflect any income tax benefit to offset the operating loss based on the continuing evaluation of deferred tax assets. While the Company believes it can recover the current deferred tax assets within the next three years, the Company is not increasing its deferred tax assets based on current year performance.

Net Loss. As a result of the foregoing factors, net loss for the second quarter of 2003 was $3.6 million, compared with net loss of $11.1 million in the same period in 2002.

Results of Operations for the Six Months Ended June 27, 2003 Compared to the Six Months Ended June 28, 2002

The following table sets forth items in the unaudited consolidated year-to-date statement of operations as a percentage of sales for the periods indicated:

	Six Months Ended

	June 27, 2003	June 28, 2002

Sales	100.0%	100.0%
Cost of goods sold	64.6	68.0

Gross profit	35.4	32.0
Operating expenses:
Research and development	8.3	14.2
Selling, general and administrative	28.8	37.5
Amortization of purchased intangibles	3.1	3.3
Restructuring	2.5	5.4
Other	1.0	—

Total operating expenses	43.7	60.4

Loss from operations	(8.3)	(28.4)
Other income (expense)	0.1	(0.3)
Interest income	1.5	1.6
Interest expense	(0.2)	(0.5)
Foreign exchange transaction gains (losses)	0.8	(1.2)

Loss before income taxes	(6.1)	(28.8)
Income tax benefit	—	5.6

Net loss	(6.1)%	(23.2)%

The following table sets forth sales in thousands of dollars by our business segments for the six months ended June 27, 2003 and June 28 2002.

	Six months ended

	June 27, 2003	June 28, 2002

Sales
Components	$34,265	$35,785
Laser Group	15,642	11,134
Laser Systems	36,915	29,997
Intersegment sales elimination	(1,021)	(364)

Total	$85,801	$76,552

Sales. Sales for the six months ended June 27, 2003 increased by $9.2 million or 12.1% compared to the six months ended June 28, 2002. The sales include $2.5 million generated from acquisitions completed in May 2003. The Spectron and DRC product line acquisitions are expected to add in the range of $3 to $5 million a quarter in sales going forward.

Sales for our Components segment decreased by $1.5 million, or 4.2%, for the first half of 2003 as compared to the same period in 2002, primarily due to a decrease in sales of laser imaging, printer products and GMAX offset by the increase in sales of precision optics and sales from the Encoder product line acquired from DRC. Our laser imaging sales are affected by a major customer’s decision to manufacture and market a new dry film x-ray imager that competes directly with a model that they currently outsource from us. The GMAX decline is tied to a business slow down from our main customer engaged in the new product development prototype sector. In 2002 GMAX also experienced a surge in demand for applications in the fashion industry. There was no similar surge in 2003 for this application. Our Precision Optics product line is benefiting from increases in demand for aviation guidance system products from the defense industry. In the first quarter of 2002 our sales of printer products were larger than normal driven by higher sales to two customers who had new product launches. These product launches by our customers caused a spike in demand for our printer products in the first quarter of 2002. Once our customers launched their new products, their demand for our products began to normalize. There were no comparable spikes in demand for our printer products in the first six months of 2003.

Sales in our Lasers segment in the six months ended June 27, 2003 increased by $4.5 million, or 40.5%, over the same period last year, mostly due to sales from the acquisition of the Spectron product line and increases in our JK series of products. The gain in the JK series is the result of increases in the volume of sales related to new product introductions within that series.

In the first half of 2003, sales in our Laser Systems segment increased by approximately $6.9 million, or 23.1%, over sales in the same period last year primarily due to gains in Memory Repair and Circuit Trim, offset by a shortfall in Wafer Trim. The gain in Memory Repair is due to the continued strong investment strategy in equipment by one of the industries major memory manufacturers located in Asia, and an increase in the strength of our market position. The gain in Circuit Trim relates to our growth in the small passive components manufacturing. Our strength is in the ability to trim chip resistors that are used in the manufacturing of handheld and mobile communications product. The shortfall in Wafer Trim is due to a decline in the traditional areas of applications in the Analog to Digital Converters and power management markets.

Sales in our corporate segment represent elimination of sales between segments. There was a $0.7 million increase in sales between segments for the six months ended June 27, 2003 as compared to the same period last year.

Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America consisting of Canada and the United States of America, Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific, but the sales of our systems are billed and shipped to locations in North America. These sales are therefore reflected in the North America totals in the table below. The following table shows sales in millions of dollars to each geographic region for the six months ended June 27, 2003 and June 28, 2002.

	Six months ended

	June 27, 2003		June 28, 2002

		% of
(in millions)	Sales	Total	Sales	% of Total

North America	$48.8	57%	$48.0	63%
Latin and South America	0.7	1	0.4	1
Europe	11.0	13	12.5	16
Japan	17.1	20	6.4	8
Asia-Pacific, other	8.2	9	9.3	12

Total	$85.8	100%	$76.6	100%

Gross Profit. Gross profit was 35.4% in the six months ended June 27, 2003 compared to 32.0% in the same period in 2002. As a percent of sales, gross profit increased primarily due the combination of a $0.6 million reduction in fixed expenses and the revenue increase. The reduction in fixed expenses is the result of worldwide manufacturing and service rationalization partially offset by the costs attached to the acquisition of the Encoder and Spectron product lines. Other contributing factors were the $0.9 million reduction in warranty costs offset by a $0.7 million increase in inventory reserve against slow moving inventory primarily in the Laser Systems group. The savings in warranty spending primarily relates to a surge in 2002 on warranty activities for the semiconductor marker product line and a reduction in warranty spending against the DrillStar product line in 2003. The inventory reserve is mostly against excess parts. We are unable to provide a breakdown of gross profit by segment, because at a consolidated level we reclassify service sales support and service management costs from cost of sales to selling, general and administrative expenses, but do not attribute these amounts to particular segments.

Research and Development Expenses. Research and development expenses for the six months ended June 27 2003 were 8.3% of sales, or $7.2 million, compared with 14.2% of sales, or $10.9 million, for the six months ended June 28, 2002. Research and development expenses for the Components group at $2.1 million in the first half of 2003 were $0.1 million below the same period in 2002. In the first half of 2003, research and development expenses in our Lasers segment were $1.3 million, which was a $0.2 million decrease from the first half of 2002. For our Laser Systems segment, research and development expenses were $3.3 million for the six months ended June 27, 2003, a $2.9 million decrease from the same period last year. The reduction in research and development expenses in the Systems group is mostly the result of a $1.9 million decrease on engineering projects and a $0.9 million reduction in employee compensation as result of both completion of projects and efforts to reduce costs. The total headcount as at June 27,2003 was 24% below the level recorded at the same time in 2002 with two-thirds of the reductions originating from the Systems group in the United States. In our Corporate segment, research and development expenses, which are mostly in support of our patent application management at $0.4 million in the first half of 2003, were $0.5 million below last year as corporate activities were either reduced or assigned to the business segments.

Selling, General and Administrative Expenses, Selling, general and administrative expenses were 28.8% of sales, or $24.7 million, in the six months ended June 27, 2003, compared with 37.5% of sales, or $28.7 million, in the six months ended June 28, 2002. The reduction in the first half of 2003 is primarily due to a combined decrease of $2.5 million in salaries, benefits and travel expenses arising from a 19% reduction in headcount assigned to Selling, General and Administrative functions. Other factors include a $1.4 million reduction in facility and depreciation costs, as well as a $0.8 million reduction in sales support and service management driven by the business downsizing in Europe, Canada and the United States. In 2002, litigation resulted in non-recurring legal fees exceeding the fees incurred during the same period in 2003 by $1.0 million. These decreases in expenses were partially offset by $1.6 million of legal and other expenses incurred in the six months ended June 27, 2003 related to the proposal before the shareholders to reorganize the Company as a United States domiciled corporation. We are unable to provide a breakdown of selling, general and administrative expenses by segment, because at a consolidated level we reclassify service sales support and service management costs from cost of sales to selling, general and administrative expenses, but do not attribute these amounts to particular segments.

Amortization of Purchased Intangibles. Amortization of purchased intangibles was 3.1% of sales, or $2.6 million, for the six months ended June 27, 2003 primarily as a result of amortizing intangible assets from acquisitions. This compares to $2.6 million, or 3.3% of sales, for the same period in 2002.

Restructuring. As described above and in note 9 to the consolidated financial statements, for the six months ended June 27, 2003 we recorded restructuring charges of $2.2 million.

Other. During the first half of 2003, the Company recorded a reserve of approximately $0.6 million on notes receivable from a litigation settlement initially recorded in 1998. The reserve was provided because of a default on the quarterly payment due in March 2003. The Company also took a $0.5 million write off against idle and obsolete fixed assets. Additionally, the Company recorded a benefit of approximately $0.2 million for royalties earned on a divested product line and earned as part of a litigation settlement agreement.

Loss from Operations. The following table sets forth loss from operations in millions of dollars by our business segments for the six months ended June 27, 2003 and June 28, 2002.

	Six months ended

	June 27, 2003	June 28, 2002

Segment income (loss) from operations
Components	$8,466	$8,429
Laser Group	(389)	(3,093)
Laser Systems	174	(9,293)

Total by segment	8,251	(3,957)
Unallocated amounts:
Corporate expenses	9,743	11,095
Amortization of purchased intangibles	2,647	2,557
Restructuring	2,187	4,152
Other	841	—

Loss from operations	$(7,167)	$(21,761)

Other Income (Expense). During the first six months of 2003, the Company recorded a $0.1 million gain on the disposal of a facility in Nepean, Ontario. During the first six months of 2002, the Company wrote down by approximately $0.2 million an investment in OpNet Partners L.P.

Interest Income. Interest income was $1.3 million in the six months ended June 27, 2003, compared to $1.2 million in the six months ended June 28, 2002.

Interest Expense. Interest expense was $0.2 million in the six months ended June 27, 2003, compared to $0.4 million in the six months ended June 28, 2002.

Foreign Exchange Transaction Gains (Losses). Foreign exchange transaction gains were $0.7 million for the six months ended June 27, 2003, compared to a loss of $0.9 million in the six months ended June 28, 2002. These amounts arise because the functional currency of a division differs from the U.S. dollar.

Income Taxes. The effective tax rate was nil for the six months ended June 27, 2003, compared with 19.4% for the same period in 2002. The tax rate reflects the reduction in income tax benefit as a result of increases in valuation allowances related to the Company’s geographic distribution of its operating loss carry-forwards. The Company did not reflect any income tax benefit to offset the operating loss based on the continuing evaluation of deferred tax assets. While the Company believes it can recover the current deferred tax assets within the next three years, the Company is not increasing its deferred tax assets based on current year performance.

Net Loss. As a result of the foregoing factors, net loss for the six months ended June 27, 2003 was $5.2 million, compared with net loss of $17.7 million in the same period in 2002.

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. There is no change in our critical accounting policies included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Form 10-K, as amended, for the year ended December 31, 2002.

Liquidity and Capital Resources

Cash Flows for Six Months Ended June 27, 2003 and June 28, 2002

Cash and cash equivalents totaled $85.8 million at June 27, 2003 compared to $83.6 million at December 31, 2002. In addition, the Company had $33.1 million in short-term investments and $3.1 million in long-term investments at June 27, 2003 compared to $29.0 million in short-term investments and $37.4 million in long-term investments at December 31, 2002. Also, included in long-term investments is a minority equity investment of a private United Kingdom company valued at $0.6 million that was purchased as part of the assets in the Spectron acquisition. As discussed in note 5 to the consolidated financial statements, $5.0 million of short-term investments are pledged as collateral for the Fleet credit facility at June 27, 2003.

Cash flows provided by operating activities for the six months ended June 27, 2003 were $0.1 million, compared to $7.8 million during the same period in 2002. Net loss, after adjustment for non-cash items, provided cash of $0.1 million in the first half of 2003. Decreases in inventories and increases in current liabilities provided $5.4 million, which was offset by increases in accounts receivable and other current assets using $5.4 million in cash. The increase in receivables, and corresponding increase in days sales outstanding, was due to slower collections resulting largely from a shift in sales volume to Japan and Asia Pacific where we have experienced historically longer collection cycles. In the normal course of business, days sales outstanding tend to fluctuate and the increase experienced in the first six months of 2003 falls within historical ranges. Net loss, after adjustment for non-cash items, used cash of $8.6 million in the first half of 2002. Decreases in accounts receivable, inventories and other current assets and increases in current liabilities provided $16.4 million, including income tax refunds of $12.3 million.

Cash flows provided by investing activities were $1.5 million during the six months ended June 27, 2003, primarily from net maturities of $29.9 million of short-term and long-term investments offset by $9.6 million to acquire two businesses and $18.9 million to purchase two leased buildings. Cash flows used in investing activities were $19.4 million during the six months ended June 28, 2002, primarily from net purchases of $19.5 million of short-term and other investments and $2.0 million of property, plant and equipment. This was offset by a $2.1 million reduction of other assets.

Cash flows provided by financing activities during the six months ended June 27, 2003 were $0.1 million from the issue of share capital from stock option exercises. During the six months ended June 28, 2002 cash flows provided by financing activities were $3.5 million, which consisted of $2.8 million proceeds from bank indebtedness and $0.7 million from the issuance of share capital.

Lines of Credit

At June 27, 2003, the Company had a line of credit denominated in U.S. dollars with Fleet National Bank (Fleet) and a letter of credit in United Kingdom pounds with NatWest for a total amount of available credit of U.S.$4.1 million versus U.S.$12.1 million at December 31, 2002. The Company’s previous agreement with Fleet that provided for an $8.0 million line of credit expired and was renewed for $4.0 million. NatWest provides a $0.1 million bank guarantee for a letter of credit used for VAT purposes in the United Kingdom. Marketable securities totaling $5.0 million at June 27, 2003 have been pledged as collateral for the Fleet credit facility under security agreements. In addition to the customary representations, warranties and reporting covenants, the borrowings under the Fleet credit facility require the Company to maintain a quarterly minimum tangible net worth of $200.0 million. At June 27, 2003, the Company had $4.0 million denominated in U.S. dollars available for general purposes under the credit facility with Fleet discussed above. Of the available amount, $3.8 million was in use at June 27, 2003 consisting of funds committed at Fleet for use in foreign exchange transactions. Though the Fleet amount of $3.8 million is committed for support of foreign currency hedging contracts and not available, it is not considered used for the purpose of calculating interest payments. The Fleet line of credit is due on demand and bears interest based on either prime or LIBOR depending on the borrowing notification period. The line of credit with Fleet expires on June 27, 2004.

At December 31, 2002, the Company had a line of credit with Canadian Imperial Bank of Commerce (CIBC) denominated in Canadian dollars for approximately U.S. $4.0 million. This $4.0 million line of credit with CIBC was reviewed by the Company and a decision to cancel the line of credit was conveyed to CIBC prior to December 31, 2002. By giving CIBC appropriate advance notice, the Company initiated its right to cancel the line of credit at any time at no cost, excluding breakage fees relating to the used and outstanding amounts under fixed loan instruments, which we do not expect to be material. The $4.0 million line of credit with CIBC was reduced by the end of the first quarter in 2003 to two letters of credit totaling $0.4 million, which were used to support the Company’s payroll and credit card programs. These two letters of credit were cancelled in the second quarter of 2003, thereby eliminating the CIBC line of credit.

Other Liquidity Matters

The Company’s final salary defined benefit pension plan in the United Kingdom had an excess of projected benefit obligation over the fair market value of plan assets of approximately $5.0 million at December 31, 2002. This plan was curtailed effective May 31, 2003 with regards to accruing additional benefits. The Company’s funding policy is to fund pensions and other benefits based on widely used actuarial methods as permitted by regulatory authorities. These factors are subject to many changes, including the performance of investments of the plan assets. Because of the current underfunding and potential changes in the future, the Company may have to increase payments to fund the pension plan.

The Company leased two facilities under operating lease agreements that expired in June 2003. At the end of the initial lease term, these leases required the Company to renew the lease for a defined number of years at the fair market rental rate or purchase the property at the fair market value. The lessor may have sold the facilities to a third party but the leases provided for a residual value guarantee of the first 85% of any loss the lessor may have incurred on its $19.1 million investment in the buildings, which would have become payable by the Company upon the termination of the transaction. In June 2003, the Company exercised its option to purchase the facilities for $18.9 million. As of June 27, 2003, there is no longer a residual value guarantee in connection with these leases. The lease agreement required, among other things, the Company to maintain specified quarterly financial ratios and conditions. As of March 29, 2002, the Company was in breach of the fixed charge coverage ratio, but on April 30,

2002, the Company entered into a Security Agreement with the Bank of Montreal (BMO) pursuant to which the Company deposited with BMO and pledged approximately $18.9 million as security in connection with the operating leases discussed above in exchange for a written waiver from BMO and BMO Global Capital Solutions for any Company defaults of or obligations to satisfy the specified financial covenants relating to the operating lease agreements until June 30, 2003. This item was included on the balance sheet in long-term investments at December 31, 2002 and was used to satisfy the purchase price of the buildings during June 2003. The properties were purchased for $18.9 million, but had an estimated fair market value of $12.5 million. Accruals that were recorded for these anticipated losses were used to offset the difference. The Farmington Hills, Michigan facility is included in property, plant and equipment for $6.1 million at June 27, 2003 and the Maple Grove, Minnesota facility is included in other assets for $6.4 million at June 27, 2003. The Company is trying to sell these two facilities. The total expected value of the buildings at the time of sale may vary, depending on whether or not the buildings are leased at time of sale and whether the buildings are sold to a buyer/owner or to an investor. The Company will incur other costs such as lease and sales commissions. If market values for the two facilities were to decrease by 10%, our required provision would change by approximately $1.0 million.

Effective January 1, 2003, the Company removed the designation of all short-term hedge contracts from their corresponding hedge relationships. Accordingly, such contracts are recorded at fair value with changes in fair value recognized currently in income starting January 1, 2003, instead of included in accumulated other comprehensive income. Unrealized gains on these contracts included in accumulated other comprehensive income at December 31, 2002 are recognized in the same periods as the underlying hedged transactions. Although the Company now marks-to-market short-term hedge contracts to the statement of operations, the Company does not intend to enter into hedging contracts for speculative purposes. At June 27, 2003, the Company had four foreign exchange forward contracts to purchase $7.0 million U.S. dollars with an aggregate fair value of loss of $13 thousand recorded in the statement of operations as foreign exchange transaction losses. Also, the Company had one currency swap contract with a notional value of $8.7 million U.S. dollars and an aggregate fair value loss of $0.2 million after-tax recorded in accumulated other comprehensive income. At December 31, 2002, the Company had eleven foreign exchange forward contracts to purchase $16.9 million U.S. dollars and one currency swap contract fair valued at $8.7 million U.S. dollars with an aggregate fair value loss of $0.5 million after-tax recorded in accumulated other comprehensive income and maturing at various dates in 2003.

On March 31, 2003, the Company completed the sale to a third party of its excess facility in Nepean, Ontario for a price of approximately U.S.$0.8 million. The gain on the sale of this facility of approximately U.S.$0.1 million was recorded in our second quarter.

On May 2, 2003, the Company acquired the principal assets of the Encoder division of Dynamics Research Corporation (DRC), located in Wilmington, Massachusetts. The purchase price of $3.1 million, subject to final adjustment, was comprised of $3.0 million in cash and $0.1 million in costs of the acquisition. The purchase price allocation is not yet final, as the Company is negotiating with DRC on the final balance sheet that was provided to the Company as of the closing date. The purchase price, which is subject to final adjustment, is allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition. The addition of the Encoder division assets represents the addition of technology and products that expand the Company’s offering of precision motion control components. The integration of the Encoder division into the Company’s Components Group in Billerica, Massachusetts is currently scheduled for completion by the end of August 2003.

The acquisition of the principal assets of Spectron Laser Systems, a subsidiary of Lumenis Ltd (Spectron), located in Rugby, United Kingdom was closed on May 7, 2003. The purchase price of approximately $6.5 million, subject to final adjustment, was comprised of $5.8 million in cash and $0.7 million in estimated costs of the acquisition. The purchase price allocation is not yet final, as the Company is negotiating with Spectron on the final balance sheet that was provided to the Company as of the closing date. The purchase price, which is subject to final adjustment, is allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition. This acquisition adds both diode pumped laser solid state (DPSS) technology and products to the Company’s marketplace offerings, as well as expanded product lines in both lamp pumped (LPSS) and CO(2)-based technologies. The lasers are primarily used in material processing applications such as marking, cutting plastic and diamonds, silicon machining and micro-welding. They will complement the Company’s product lines by expanding applications in the 7W to 100W range. The integration of this acquisition into the Company’s Laser Group in Rugby, United Kingdom is scheduled for completion by the end of August 2003.

Both of these acquisitions were consistent with the Company’s stated strategy to acquire new technologies and expand into new products complementary with its existing markets.

The Company has entered into an agreement to sell the Kanata, Ontario property and is expected to close on this agreement during the third quarter of 2003. Because the estimated selling price for the Kanata facility was less than the net book value, the Company took an additional restructuring charge of $0.1 million in the second quarter of 2003. This facility remains in other assets at June 27, 2003.

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

Special Note Regarding Forward-Looking Statements

Certain statements contained in this report on Form 10-Q constitute forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, tax issues and other matters. All statements contained in this report on Form 10-Q that do not relate to matters of historical fact should be considered forward-looking statements, and are generally identified by words such as “anticipate,”, “believe,” “estimate,” “expect,” “intend,” “plan” and “objective” and other similar expressions. Readers should not place undue reliance on the forward-looking statements contained in this document. Such statements are based on management’s beliefs and assumptions and on information currently available to management and are subject to risks, uncertainties and changes in condition, significance, value and effect, including risks discussed in reports and documents filed by the Company with the United States Securities and Exchange Commission and with securities regulatory authorities in Canada. Such risks, uncertainties and changes in condition, significance, value and effect, many of which are beyond our control, could cause our actual results and other future events to differ materially from those anticipated. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

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

We have experienced operating losses and may not return to profitability. We have incurred operating losses since 1998. For the six months ended June 27, 2003, we incurred a net loss of $5.2 million. For the years ended December 31, 2002 and 2001, we reported net losses of approximately $27.7 million and $14.7 million, respectively. For the year ended December 31, 2000, we did achieve overall profitability, even though we experienced operating losses of approximately $2.0 million, primarily as a result of the sale of assets of Company’s Life Science business which resulted in a non-operating gain of $73.1 million. Our operating losses in fiscal 2000 were attributable primarily to restructuring activities relating to the discontinuance of product lines in our high power laser business. No assurances can be given that we will not continue to sustain losses in the future and the market price of our common shares may decline as a result.

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

The success of our business is dependent upon our ability to respond to fluctuations in demand for our products. During a period of declining demand, we must be able quickly and effectively to reduce expenses while continuing to motivate and retain key employees. Our ability to reduce expenses in response to any downturn is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. In addition, the long lead-time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell. We attempt to manage this risk by employing inventory management practices such as outsourcing portions of the development and manufacturing processes, limiting our purchase commitments and focusing on production to order rather than to stock, but no assurances can be given that our efforts in this regard will be successful in mitigating this risk or that our financial condition or results of operations will not be materially adversely affected thereby.

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

As a result of these factors, our results of operations for any quarter are not necessarily indicative of results to be expected in future periods. We believe that fluctuations in quarterly results may cause the market prices of our common shares, on The NASDAQ Stock Market(R) and the Toronto Stock Exchange, to fluctuate, perhaps substantially.

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

The steps we take to protect our intellectual property may not be adequate to prevent misappropriation or the development of competitive technologies or products by others that could harm our competitive position and materially adversely affect our results of operations. Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. As of July 29, 2003, we held 122 United States and 103 foreign patents, and had filed 61 United States and 108 foreign patent applications, which are under review by the patent authorities. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us.

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

Our operations in foreign countries subject us to risks not faced by companies operating exclusively in the United States. In addition to operating in the United States, Canada and the United Kingdom, we currently have sales and service offices in Germany, Japan, Singapore, Korea, Taiwan, Malaysia and the Philippines. During the second quarter of 2003, we closed our offices in France, Italy, Hong Kong, but we may in the future expand into other international regions. During the six months ended June 27, 2003 and June 28, 2002, approximately 43% and 37% of our revenue, respectively, were derived from our international operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments and debt obligations. As described in note 8 to the consolidated financial statements, at June 27, 2003, the Company had $69.6 million invested in cash equivalents and $36.2 million invested in short-term and long-term investments. At December 31, 2002, the Company had $53.3 million invested in cash equivalents and $66.4 million invested in short-term and long-term investments. Due to the average maturities and the nature of the current investment portfolio, a one percent change in interest rates could have approximately a $1.0 million to $1.5 million effect on our interest income on an annual basis. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

Foreign Currency Risk. We have substantial sales and expenses and working capital in currencies other than U.S. dollars. As a result, we have exposure to foreign exchange fluctuations, which may be material. To reduce the Company’s exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. We have a foreign currency hedging program using currency forwards, currency swaps and currency options to hedge exposure to foreign currencies. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. We do not currently use currency forwards or currency options for trading purposes. Effective January 1, 2003, the Company removed the designation of all short-term hedge contracts from their corresponding hedge relationships. Accordingly, such contracts are recorded at fair value with changes in fair value recognized currently in income starting January 1, 2003, instead of included in accumulated other comprehensive income. Unrealized gains on these contracts included in accumulated other comprehensive income at December 31, 2002 are recognized in the same periods as the underlying hedged transactions. Although the Company now marks-to-market short-term hedge contracts to the statement of operations, the Company does not intend to enter into hedging contracts for speculative purposes. At June 27, 2003, the Company had four foreign exchange forward contracts to purchase $7.0 million U.S. dollars with an aggregate fair value of loss of $13 thousand recorded in the statement of operations as foreign exchange transaction losses. Also, the Company had one currency swap contract with a notional value of $8.7 million U.S. dollars and an aggregate fair value loss of $0.2 million after-tax recorded in accumulated other comprehensive income.

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

See the description of legal proceedings in note 10 to the Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an annual meeting of shareholders on June 24, 2003. The matters submitted to vote at this meeting were the election of directors and the re-appointment of Ernst & Young LLP as the Company’s auditors and authorization of the board of directors to fix the auditors’ remuneration. The table below sets forth information concerning proxies received and votes given at the meeting.

	Votes for	Votes against or withheld

Election of Directors:
Richard B. Black	25,594,634	16,191
Paul F. Ferrari	25,594,034	16,791
Phillip A. Griffiths, Ph.D.	25,595,035	15,790
Byron O. Pond	25,595,335	15,490
Benjamin J. Virgilio	25,595,535	15,290
Charles D. Winston	25,054,712	556,113

The appointment of Ernst & Young LLP as the Company’s auditors and authorizing the board of directors to fix their remuneration.	25,591,286	19,539

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	List of Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles.

99.2	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Canadian Supplement.

99.3	Audit Committee Charter

b)	Reports on Form 8-K

•	Form 8-K dated April 22, 2003 — Item 5, Other Events

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

•	Form 8-K dated July 22, 2003 — Item 9, Regulation FD Disclosure (Intended to be furnished under Item 12. Results of Operations and Financial Condition” in accordance with SEC Release No. 33-8216)

Disclosed, and included as an exhibit, a press release announcing the Company’s financial position and results of operations as of and for the fiscal quarter ended June 27, 2003.

•	Form 8-K dated August 1, 2003 — Item 5, Other Events

Disclosed, and included as an exhibit, a press release announcing that the Company had withdrawn the proposal submitted to its shareholders to restructure the Company as a publicly traded United States-domiciled corporation, and that the special meeting of the Company’s shareholders called to consider the same had been cancelled.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Lumonics Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI Lumonics Inc.
(Registrant)

Name	Title	Date

/s/ Charles D. Winston Charles D. Winston	President and Chief Executive Officer (Principal Executive Officer)	August 8, 2003

/s/ Thomas R. Swain Thomas R. Swain	Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	August 8, 2003

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles

99.2	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Canadian Supplement

99.3	Audit Committee Charter

*     See the Company’s SEC filings on Edgar at: www.sec.gov for this Exhibit.