Form 10-Q
period 2003-09-26
GSI LUMONICS INC
filed 2003-11-07
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-25705

GSI Lumonics Inc.

(Exact name of registrant as specified in its charter)

New Brunswick, Canada	98-0110412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39 Manning Road Billerica, MA (Address of principal executive offices)	01821 (Zip Code)

(978) 439-5511

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      As at October 31, 2003, there were 40,891,315 shares of the Registrant’s common shares, no par value, issued and outstanding.

GSI LUMONICS INC.

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

GSI LUMONICS INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	September 26,	December 31,
	2003	2002

ASSETS
Current
Cash and cash equivalents (note 8)	$74,049	$83,633
Short-term investments (note 8)	54,186	28,999
Accounts receivable, less allowance of $2,600 (December 31, 2002 — $2,681)	41,951	33,793
Income taxes receivable	10,054	8,431
Inventories (note 3)	38,404	39,671
Deferred tax assets (note 11)	9,327	9,763
Other current assets	6,503	4,448

Total current assets	234,474	208,738
Property, plant and equipment, net of accumulated depreciation of $21,563 (December 31, 2002 — $21,453)	32,755	26,675
Deferred tax assets (note 11)	7,353	7,443
Other assets (note 3)	8,661	3,360
Long-term investments (note 8)	3,729	37,405
Intangible assets, net of amortization of $20,296 (December 31, 2002 — $16,217) (note 3)	12,063	13,467

	$299,035	$297,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$14,678	$9,235
Accrued compensation and benefits	5,797	6,523
Other accrued expenses (note 3)	19,501	20,845

Total current liabilities	39,976	36,603
Deferred compensation	2,141	2,129
Accrued minimum pension liability (note 12)	4,032	3,875

Total liabilities	46,149	42,607
Commitments and contingencies (note 10)
Stockholders’ equity (note 6)
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 40,880,399 (December 31, 2002 — 40,785,922)	305,220	304,713
Additional paid-in capital	2,592	2,592
Accumulated deficit	(45,940)	(41,270)
Accumulated other comprehensive loss	(8,986)	(11,554)

Total stockholders’ equity	252,886	254,481

	$299,035	$297,088

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,
	2003	2002	2003	2002

Sales	$44,881	$37,419	$130,682	$113,971
Cost of goods sold	28,237	26,109	83,659	78,185

Gross profit	16,644	11,310	47,023	35,786
Operating expenses:
Research and development	3,297	5,242	10,454	16,116
Selling, general and administrative	11,021	14,237	35,735	42,891
Amortization of purchased intangibles	1,408	1,278	4,055	3,835
Restructuring	264	—	2,451	4,152
Other	—	(1,250)	841	(1,250)

Total operating expenses	15,990	19,507	53,536	65,744

Income (loss) from operations	654	(8,197)	(6,513)	(29,958)
Other income (expense)	—	—	64	(203)
Interest income	293	508	1,601	1,707
Interest expense	—	(188)	(129)	(541)
Foreign exchange transaction gains (losses)	(75)	609	629	(275)

Income (loss) before income taxes	872	(7,268)	(4,348)	(29,270)
Income tax provision (benefit)	322	(1,853)	322	(6,123)

Net income (loss)	$550	$(5,415)	$(4,670)	$(23,147)

Net income (loss) per common share:
Basic	$0.01	$(0.13)	$(0.11)	$(0.57)
Diluted	$0.01	$(0.13)	$(0.11)	$(0.57)
Weighted average common shares outstanding (000’s)	40,857	40,699	40,817	40,641
Weighted average common shares outstanding and dilutive potential common shares (000’s)	41,343	40,699	40,817	40,641

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. GAAP and in thousands of U.S. dollars)

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,
	2003	2002	2003	2002

Cash flows from operating activities:
Net income (loss)	$550	$(5,415)	$(4,670)	$(23,147)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Loss on disposal of assets	—	—	421	62
Reduction of long-lived assets	—	—	—	1,130
Depreciation and amortization	2,536	2,724	7,464	8,326
Unrealized loss on derivatives	166	—	179	—
Deferred income taxes	—	(1,413)	—	879
Changes in current assets and liabilities:
Accounts receivable	988	(3,098)	(3,752)	5,778
Inventories	1,923	5,592	6,537	7,037
Other current assets	(336)	47	(1,029)	605
Accounts payable, accrued expenses, and taxes (receivable) payable	1,970	(4,117)	2,784	1,469

Cash provided by (used in) operating activities	7,797	(5,680)	7,934	2,139

Cash flows from investing activities:
Acquisitions of businesses	601	—	(8,952)	—
Purchase of leased buildings	—	—	(18,925)	—
Sale of assets	—	—	847	—
Other additions to property, plant and equipment	(910)	(444)	(1,814)	(2,431)
Maturities of short-term and long-term investments	20,562	29,817	162,890	88,691
Purchases of short-term and long-term investments	(41,651)	(47,311)	(154,055)	(125,656)
Decrease in other assets	209	75	358	2,150

Cash used in investing activities come	(21,189)	(17,863)	(19,651)	(37,246)

Cash flows from financing activities:
Proceeds of bank indebtedness	—	726	—	3,543
Repayment of long-term debt	—	(3,000)	—	(3,000)
Issue of share capital	393	82	507	802

Cash provided by (used in) financing activities	393	(2,192)	507	1,345

Effect of exchange rates on cash and cash equivalents	1,298	(488)	1,626	67

Decrease in cash and cash equivalents	(11,701)	(26,223)	(9,584)	(33,695)
Cash and cash equivalents, beginning of period	85,750	95,487	83,633	102,959

Cash and cash equivalents, end of period	$74,049	$69,264	$74,049	$69,264

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 26, 2003
(U.S. GAAP and tabular amounts in thousands of U.S. dollars, except share amounts)

1.     Basis of Presentation

      These unaudited interim consolidated financial statements have been prepared by GSI Lumonics, Inc. in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the U.S. for interim financial statements including the rules and regulations promulgated by the U.S. Securities and Exchange Commission, with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements reflect all adjustments and accruals, consisting only of adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of financial position and results of operations for the periods presented. The consolidated financial statements include the accounts of GSI Lumonics Inc. and its wholly-owned subsidiaries (the Company). Intercompany transactions and balances have been eliminated. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

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

Comparative Amounts

      Certain prior year amounts have been reclassified to conform to the current year presentation in the financial statements for the three-months and nine-months ended September 26, 2003. These reclassifications had no effect on the previously reported results of operations or financial position.

2.     Acquisitions

      On May 2, 2003, the Company acquired the principal assets of the Encoder division of Dynamics Research Corporation (DRC), located in Wilmington, Massachusetts. The purchase price of $3.1 million, subject to final adjustment, was comprised of $3.0 million in cash and $0.1 million in costs of the acquisition. The purchase price allocation is not yet final, as the Company is waiting for final agreement from DRC on the adjustment amount. The purchase price, which is subject to final adjustment, was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as noted below.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Fair
Value at
Acquisition
Date

(In millions)
Accounts receivable	$0.9
Inventories	1.1
Property, plant and equipment	0.2
Acquired technology	1.1
Accounts payable and other accrued expenses	(0.2)

Total purchase price	$3.1

      The estimated excess of the purchase price over the fair value of net identifiable tangible assets acquired (approximately $1.1 million) is recorded as acquired technology to be amortized over its estimated useful life of four years. There was no goodwill associated with this acquisition. There was no purchased in process research and development included with this acquisition, therefore no amounts were written off to results of operations. The Company’s consolidated results of operations have included the Encoder division activity as of the closing date of May 2, 2003. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company. The addition of the Encoder division assets represents the addition of technology and products that expand the Company’s offering of precision motion control components. The integration of the Encoder division into the Company’s Components Group in Billerica, Massachusetts was completed during the third quarter of 2003.

      The acquisition of the principal assets of Spectron Laser Systems Limited, a subsidiary of Lumenis Ltd (Spectron), located in Rugby, United Kingdom closed on May 7, 2003. The purchase price of approximately $6.5 million, subject to final adjustment, was comprised of $5.9 million in cash and $0.6 million in estimated costs of the acquisition. The purchase price allocation is not yet final, as the parties are negotiating certain purchase price adjustments, related primarily to inventory, and other indemnification claims submitted by the Company. The purchase price, which is subject to final adjustment, is allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as noted below.

Estimated Fair
Value at
Acquisition
Date

(In millions)
Accounts receivable	$2.1
Inventories	3.2
Other current assets	0.1
Property, plant and equipment	0.5
Other investment	0.6
Acquired technology	1.5
Accounts payable and other accrued expenses	(1.5)

Total purchase price	$6.5

      The estimated excess of the purchase price over the fair value of net identifiable tangible assets acquired (approximately $1.5 million) is recorded as acquired technology to be amortized over its estimated useful life of five years. There was no goodwill associated with this acquisition. There was no purchased in process research and development included with this acquisition, therefore no amounts were written off to results of

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations. The Company’s consolidated results of operations have included the Spectron activity as of the closing date of May 7, 2003. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company. This acquisition adds both diode pumped laser solid state (DPSS) technology and products to the Company’s marketplace offerings, as well as expanded product lines in both lamp pumped (LPSS) and CO(2)-based technologies. The integration of this acquisition into the Company’s Laser Group in Rugby, United Kingdom was completed during the third quarter of 2003.

3.     Supplementary Balance Sheet Information

      The following tables provide details of selected balance sheet accounts.

Inventories

	September 26,	December 31,
	2003	2002

Raw materials	$14,617	$16,380
Work-in-process	9,282	7,468
Finished goods	10,288	11,114
Demo inventory	4,217	4,709

Total inventories	$38,404	$39,671

Intangible Assets

	September 26, 2003		December 31, 2002

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Patents and acquired technology	$31,335	$(19,850)	$28,660	$(15,850)
Trademarks and trade names	1,024	(446)	1,024	(367)

Total cost	32,359	$(20,296)	29,684	$(16,217)

Accumulated amortization	(20,296)		(16,217)

Net intangible assets	12,063		$13,467

Other Assets

	September 26,	December 31,
	2003	2002

Facilities available for sale (note 9)	$8,280	$2,935
Deposits and other	381	425

Total	$8,661	$3,360

      At September 26, 2003, the Company had two facilities that were classified as available for sale. One is a 75,000 square foot facility in Kanata, Ontario and the other is a 104,000 square foot facility in Maple Grove, Minnesota. The Maple Grove facility became available for sale in 2003, see notes 9 and 10 for details. These buildings are recorded at their estimated fair market value (approximately $1.9 million for the Kanata, Ontario property and $6.4 million for the Maple Grove, Minnesota facility). During the first three quarters of 2003, the Company recorded $0.3 million in additional write-downs for the Kanata property, see note 9. At December 31, 2002, facilities available for sale included $2.2 million for the Kanata, Ontario property and $0.7 million for a facility in Nepean, Ontario, which was sold in the second quarter of 2003.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Accrued Expenses

	September 26,	December 31,
	2003	2002

Accrued warranty	$3,578	$3,383
Deferred revenue	2,869	3,404
Accrued restructuring (note 9)	778	8,790
Other	12,276	5,268

Total	$19,501	$20,845

Accrued Warranty

	For the	For the
	Three Months	Nine Months
	Ended	Ended
	September 26,	September 26,
	2003	2003

Balance at the beginning of the period	$3,354	$3,383
Charged to cost of goods sold	1,125	2,870
Warranty accrual established as part of acquisitions	—	415
Use of provision	(1,010)	(3,229)
Foreign currency exchange rate changes	109	139

Balance at the end of the period	$3,578	$3,578

      The Company generally warrants its products for a period of up to 12 months for material and labor to repair and service the system. A provision for the estimated cost related to warranty is recorded at the time revenue is recognized.

      The estimate of costs to service the warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claims or increased costs associated with servicing those claims, revisions to the estimated warranty liability would be made.

4.     New Accounting Pronouncements

Costs Associated with Exit or Disposal Activities

      In July 2002, Statement of Financial Accounting Standards (SFAS) No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) was issued. SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. In 2003, the Company followed the accounting methods prescribed in SFAS 146 in accounting for its restructuring activities in Europe and Asia Pacific, see note 9 for additional detail.

Guarantor’s Accounting for Guarantees

      In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 significantly changes current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in FIN 45, which are not included in a long list of exceptions, are required to be initially recorded at fair value, which is different from the general prior practice, including that of the Company, of recording a liability only when a loss is probable and

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonably estimable, as those terms are defined in SFAS No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Accounting for guarantees issued prior to December 31, 2002 should not be revised or restated. See note 10 to the consolidated financial statements, for additional information about guarantees.

Stock Based Compensation Transition and Disclosure

      In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148), was issued to amend SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on our financial position, results of operations, or cash flows, because the Company continues to follow the guidance of Accounting Principals Board Opinion No. 25 (APB 25) in recognizing stock compensation expense. The effect of stock based compensation is included in note 6 to the consolidated financial statements.

Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which is an Interpretation of Accounting Research Bulletin No. 51. FIN 46 provides guidance on identifying entities known as “variable interest entities” (VIEs) and determining when VIEs should be consolidated. This new approach for consolidation applies to entities: 1) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties; or 2) where the equity investors, as a group, lack certain characteristics of a controlling financial interest. In addition, FIN 46 requires that both the primary beneficiary and other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. Certain disclosures are effective immediately. On October 9, 2003, the FASB issued a FASB Staff Position deferring the effective date for applying the provisions of FIN 46 for interests in VIEs created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003. The Company is in the process of evaluating FIN 46, and has not determined its effect on the Company’s financial position or results of operations.

Derivative Instruments and Hedging Activities Amendment

      On April 30, 2003, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), was issued. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Company has evaluated the impact of SFAS 149 relative to our existing hedge contracts and concluded that there are no required changes to the fundamental accounting treatment.

Certain Financial Instruments with Characteristics of both Liabilities and Equity

      In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), was issued and requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity, and as such, SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar quarter companies). SFAS 150 did not have a material effect on the Company’s financial position or results of operations.

Revenue Arrangements with Multiple Deliverables

      In May 2003, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (or FASB) finalized revisions to EITF 00-21, Revenue Arrangements with Multiple Deliverables, on which it had reached a consensus in November 2002. EITF 00-21 addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/ or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position or results of operations.

5.     Bank Indebtedness

      At September 26, 2003, the Company had a line of credit denominated in U.S. dollars with Fleet National Bank (Fleet) and a letter of credit in United Kingdom pounds with NatWest for a total amount of available credit of U.S.$4.1 million versus U.S.$12.1 million at December 31, 2002. The Company’s previous agreement with Fleet, which provided for an $8.0 million line of credit, expired in the second quarter of 2003 and was renewed for $4.0  million. NatWest provides a $0.1 million bank guarantee for a letter of credit used for VAT purposes in the United Kingdom. Short-term investments totaling $5.0 million at September 26, 2003 have been pledged as collateral for the Fleet credit facility under security agreements. In addition to the customary representations, warranties and reporting covenants, the borrowings under the Fleet credit facility require the Company to maintain a quarterly minimum tangible net worth of $200.0 million. At September 26, 2003, the Company had $4.0 million denominated in U.S. dollars available for general purposes under the credit facility with Fleet discussed above. Of the available amount, $3.8 million was in use at September 26, 2003 consisting of funds committed at Fleet for use in foreign exchange transactions. Though the Fleet amount of $3.8 million is committed for support of foreign currency hedging contracts and not available, it is not considered used for the purpose of calculating interest payments. The Fleet line of credit is due on demand

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and bears interest based on either prime or LIBOR depending on the borrowing notification period. The line of credit with Fleet expires on June 27, 2004.

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

6.     Stockholders’ Equity

Capital Stock

      The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During the nine months ended September 26, 2003, 94,477 common shares were issued pursuant to exercised stock options and the employee share purchase plan for proceeds of approximately $0.5 million.

Accumulated Other Comprehensive Loss

      The following table provides the details of accumulated other comprehensive loss at

	September 26,	December 31,
	2003	2002

Unrealized gain on investments, net of tax of nil	$—	$312
Unrealized gain (loss) on cash flow hedging instruments, net of tax of nil	—	(521)
Accumulated foreign currency translations	(4,954)	(7,470)
Accrued minimum pension liability, net of tax of nil	(4,032)	(3,875)

Total accumulated other comprehensive loss	$(8,986)	$(11,554)

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,
	2003	2002	2003	2002

Net income (loss)	$550	$(5,415)	$(4,670)	$(23,147)
Other comprehensive income (loss)
Realized (gain) loss on cash flow hedging instruments, net of tax (note 8)	(3)	266	518	(1,133)
Unrealized gain (loss) on cash flow hedging instruments, net of tax (note 8)	—	(25)	3	315
Change in accrued minimum pension liability, net of tax of nil	32	—	(157)	—
Foreign currency translation adjustments	185	(813)	2,516	2,343
Change in unrealized gain on investments, net of tax	—	—	(312)	—

Comprehensive income (loss)	$764	$(5,987)	$(2,102)	$(21,622)

Net income (loss) per common share

      Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For diluted net income (loss) per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method. As a result of the net loss for the three months ended September 27, 2002 and the nine months ended September 26, 2003 and September 27, 2002, the effect of converting options and warrants was anti-dilutive.

      Common and common share equivalent disclosures are:

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,
	2003	2002	2003	2002

	(In thousands)
Weighted average common shares outstanding	40,857	40,699	40,817	40,641
Dilutive potential common shares	486	—	—	—

Diluted common shares	41,343	40,699	40,817	40,641

      At September 26, 2003, the Company had options and warrants outstanding entitling holders to up to 3,439,368 and 51,186 common shares, respectively.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Stock Based Compensation

      No stock compensation expense has been included in net income (loss) for the three and nine months ended September 26, 2003 or September 27, 2002. Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s net income per share and income per share would have been decreased and the net loss and loss per share would have been increased to the pro forma amounts below.

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,
	2003	2002	2003	2002

Net income (loss):
As reported	$550	$(5,415)	$(4,670)	$(23,147)
Pro forma	$(175)	$(5,961)	$(6,668)	$(25,564)
Basic net income (loss) per share:
As reported	$0.01	$(0.13)	$(0.11)	$(0.57)
Pro forma	$—	$(0.15)	$(0.16)	$(0.63)
Diluted income (loss) per share:
As reported	$0.01	$(0.13)	$(0.11)	$(0.57)
Pro forma	$—	$(0.15)	$(0.16)	$(0.63)

      The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	September 26,	September 27,
	2003	2002

Risk-free interest rate	1.92%	2.16%
Expected dividend yield	—	—
Expected lives upon vesting	1.0 years	1.0 years
Expected volatility	65%	70%

7.     Related Party Transactions

      The Company recorded sales revenue from Sumitomo Heavy Industries Ltd., a significant shareholder of the Company, of $1.0 million and $3.3 million in the three and nine months ended September 26, 2003, respectively, and $0.6 million and $1.1 million in the three and nine months ended September 27, 2002, respectively, at amounts and terms approximately equivalent to third-party transactions. Receivables from Sumitomo Heavy Industries Ltd. of $0.7 million and $0.5 million as at September 26, 2003 and December 31, 2002, respectively, are included in accounts receivable on the balance sheet.

      The Company has an agreement with V2Air LLC relating to the use of V2Air LLC’s aircraft for Company purposes. The Company’s President and Chief Executive Officer, Charles D. Winston owns V2Air LLC. Pursuant to the terms of the agreement, the Company is required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the three months ended September 26, 2003 and September 27, 2002, the Company reimbursed V2Air LLC $39 thousand and $13 thousand, respectively, under the terms of the agreement. During the nine months ended September 26, 2003, the Company reimbursed V2Air LLC $102 thousand under the terms of the agreement compared to $111 thousand for the nine months ended September 27, 2002.

      In January of 2001, the Company made an investment of $2.0 million in a technology fund managed by OpNet Partners, L.P. During 2002, the Company received a cash distribution (return of capital) from OpNet

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

8.     Financial Instruments

Cash Equivalents, Short-term and Long-term Investments

      At September 26, 2003, the Company had $59.8 million invested in cash equivalents denominated in U.S. dollars with maturity dates between September 29, 2003 and December 17, 2003. At December 31, 2002, the Company had $53.3 million invested in cash equivalents denominated in U.S. dollars with maturity dates between January 2, 2003 and March 24, 2003. Cash equivalents, stated at amortized cost, approximate fair value.

      At September 26, 2003, the Company had $54.2 million in short-term investments and $3.1 million in long-term investments invested in U.S. dollars with maturity dates between October 2, 2003 and November 23, 2004. Short-term and long-term investments are recorded at fair market value. At December 31, 2002 the Company had $29.0 million in short-term investments and $37.4 million in long-term investments invested in U.S. dollars with maturity dates between January 6, 2003 and November 23, 2004. As discussed in note 5 to the financial statements, $5.0 million of short-term investments are pledged as collateral for the Fleet credit facility at September 26, 2003. Also, included in long-term investments at September 26, 2003 is a minority equity investment of a private United Kingdom company valued at $0.6 million that was purchased as part of the assets acquired in the Spectron acquisition.

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

      At September 26, 2003, the Company had one foreign exchange forward contract to purchase $1.5 million U.S. dollars with an aggregate fair value loss of $0.2 million recorded in the statement of operations as foreign exchange transaction losses. Also, the Company had one currency swap contract with a notional value of $8.7 million U.S. dollars and an aggregate fair value loss of $0.7 million after-tax recorded in accumulated other comprehensive income.

      At December 31, 2002, the Company had eleven foreign exchange forward contracts to purchase $16.9 million U.S. dollars and one currency swap contract fair valued at $8.7 million U.S. dollars with an

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate fair value loss of $0.5 million after-tax recorded in accumulated other comprehensive income and maturing at various dates in 2003.

9.     Restructuring and Other

Restructuring Charges

      From 2000 through 2002, the Company faced a decline in revenues and responded by streamlining operations to reduced fixed costs.

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

      Also during fiscal 2000, the Company reversed a provision of $5.0 million originally recorded at the time of the 1999 merger of General Scanning, Inc. and Lumonics Inc. At the time the $5.0 million provision was recorded, the Company intended to close its Rugby, United Kingdom facility and transfer those manufacturing activities to its Kanata, Ontario facility, but upon further evaluation the Company reversed its intentions. Thus, the Company reversed the $5.0 million that had initially been recorded for this proposed restructuring.

      Cumulative cash draw-downs of $12.0 million, a reversal of $0.5 million recorded in the fourth quarter of 2001 for anticipated restructuring costs that will not be incurred and a non-cash draw-down of $2.6 million have been applied against the total fiscal 2000 provision of $15.1 million, resulting in no remaining balance at September 26, 2003. All actions relating to the 2000 restructuring charge have been completed. The Company paid the $6.0 million loss accrual remaining at December 31, 2002 in connection with the purchase of the Farmington Hills, Michigan and the Maple Grove, Minnesota facilities. The properties, which had been under leases until June 2003, were purchased for $18.9 million, but had an estimated market value of $12.5 million. The difference between the purchase price and estimated market value had been provided for as restructuring losses in 2000 ($6.0 million), in 2002 ($0.1 million) and 2003 ($0.3 million). The Farmington Hills, Michigan facility is being used and was recorded in property, plant and equipment at a cost of $6.1 million during the second quarter of 2003 and the Maple Grove, Minnesota facility is held for sale and is included in other assets for $6.4 million at September 26, 2003.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001

      In the fourth quarter of fiscal 2001, to further reduce capacity in response to declining sales, the Company determined that most of the remaining functions located in its Farmington Hills, Michigan facility should be integrated with its Wilmington, Massachusetts facility and that its Oxnard, California facility should be closed. In addition, the Company decided to integrate its Bedford, Massachusetts facility with its Billerica, Massachusetts manufacturing facility. The Company took total restructuring charges of $3.4 million. The $3.4 million charge consisted of $0.9 million to accrue employee severance for approximately 35 employees at the Farmington Hills, Michigan and Oxnard, California locations; $1.8 million for excess capacity at five leased locations in the United States, Canada and Germany; and $0.7 million write-down of leasehold improvements and certain equipment associated with the exiting of leased facilities located in Bedford, Massachusetts. The lease costs primarily related to future contractual obligations under operating leases, net of expected sublease revenue on leases that the Company cannot terminate. The expected effects of the restructuring were to better align our ongoing expenses and cash flows in light of reduced sales.

      Cumulative cash draw-downs of approximately $2.5 million and non-cash draw-downs of $0.7 million have been applied against the provision, resulting in a remaining provision balance of $0.2 million as at September 26, 2003. The restructuring is complete, except for costs that are expected to be paid on the leased facilities in Munich, Germany (lease expiration January 2013) and Nepean, Ontario (lease expiration January 2006).

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

      During the first quarter of 2002, the Company consolidated its electronics systems business from its facility in Kanata, Ontario into the Company’s existing systems manufacturing facility in Wilmington, Massachusetts and transferred its laser business from the Company’s Kanata, Ontario facility to its existing facility in Rugby, United Kingdom. In addition, the Company closed its Kanata, Ontario facility. The Company took a total restructuring charge of $2.7 million related to these activities in the first quarter of 2002. The $2.7 million charge consisted of $2.2 million to accrue employee severance and benefits for approximately 90 employees; $0.3 million for the write-off of furniture, equipment and system software; and $0.2 million for plant closure and other related costs. During the second quarter of fiscal 2002, the Company recorded additional restructuring charges of $1.4 million related to cancellation fees on contractual obligations of $0.3 million, a write-down of land and building in Kanata, Ontario and Rugby, United Kingdom of $0.8 million, and also leased facility costs of $0.3 million at the Farmington Hills, Michigan and Oxnard, California locations. The lease costs primarily related to future contractual obligations under operating leases, net of expected sublease revenue on leases that the Company cannot terminate. The write-downs of the building bring the properties offered for sale in line with market values and the recording of these write-downs has no effect on cash.

      The second major restructuring plan in 2002 was redirection of the Company’s precision optics operations in Nepean, Ontario away from optical telecommunications and into its custom optics business as a result of the telecom industry’s severe downturn. The Company reduced capacity at the Nepean, Ontario facility and recorded a pre-tax restructuring charge of $2.3 million in the fourth quarter of 2002 which included $0.6 million to accrue employee severance and benefits for approximately 41 employees. The Company also wrote-off approximately $0.2 million of excess fixed assets and wrote-down one of the Nepean, Ontario

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

buildings by $0.2 million to its estimated fair market value. Additionally, the Company continued to evaluate accruals made in prior restructurings and we recorded charges of approximately $0.8 million for an adjustment to earlier provisions for leased facilities in the United States and Germany. Specifically, the $0.8 million in adjustments in the fourth quarter of 2002 related to earlier provisions for the leased facilities in Munich, Germany, Maple Grove, Minnesota and Farmington Hills, Michigan. Management originally estimated a restructuring reserve of $0.5 million based upon the assumption that the Munich, Germany facility would be subleased in 2003. Instead, the market for commercial real estate in Munich, Germany declined further making full recovery of the lease rate less likely. Therefore, an additional provision of $0.5 million was recorded to cover a longer anticipated time to sublease the space and to reflect subleasing at less than our existing lease rates. The Maple Grove, Minnesota facility had been subleased through January 2003. Management had anticipated finding a buyer for this building by January 2003, exercising our option to purchase the building and not paying the remaining lease costs. As this did not happen, the contractual lease costs through the end of the lease in June 2003 of $0.2 million were accrued. The Farmington Hills, Michigan facility, also, was not sold by the end of 2002, so the costs for the unused space through the end of the lease in June 2003 of $0.1 million were accrued. The Company also took a further write-down of $0.3 million on the buildings in Kanata, Ontario and Rugby, United Kingdom and a $0.1 million write-off for fixed assets in Kanata, Ontario and a $0.1 million for the Maple Grove, Minnesota and Farmington Hills, Michigan facilities.

      At December 31, 2002, the net book value of two facilities, one in Kanata, Ontario and the other in Nepean, Ontario, were classified as held for sale and included in other assets. The Nepean, Ontario facility was sold in the second quarter of 2003. The Company has entered into an agreement to sell the Kanata, Ontario property, which was amended in the third quarter of 2003, and is expected to close on this agreement during the fourth quarter of 2003. Because the estimated selling price for the Kanata facility was less than the net book value, the Company took a restructuring charge of $0.1 million in the second quarter of 2003 and an additional restructuring charge of $0.2 million in the third quarter of 2003. This facility remains in other assets at September 26, 2003.

      Cumulative cash draw-downs of approximately $4.0 million and non-cash draw-downs of $1.8 million have been applied against the provisions taken in 2002, resulting in a remaining provision balance of $0.6 million at September 26, 2003. For severance related costs associated with these two restructuring actions, the actions are complete and the Company does not anticipate taking additional restructuring charges and expects to finalize payment in 2003. The Company will continue to evaluate the fair value of the buildings and fixed assets that were written down. The restructuring accrual is expected to be completely utilized during January 2013 at the end of the lease term for the Munich, Germany facility. The Company estimated the restructuring charge for the Munich, Germany facility based on contractual payments required on the lease for the unused space, less what is expected to be received for subleasing. Because this is a long-term lease that extends until 2013, the Company will draw-down the amount accrued over the life of the lease. Future sublease market conditions may require the Company to make further adjustments to this restructuring reserve.

2003

      To align the distribution and service groups with our business segments, in the first quarter of 2003 the Company commenced a restructuring plan that is expected to significantly reduce these operations around the world and to consolidate these functions at the Company’s manufacturing facilities. As part of this plan, the Company provided for severance and termination benefits of approximately $0.6 million for 22 employees in Germany, France, Italy and Belgium in the first quarter of 2003. Under SFAS 146, if an employee continues to work beyond a minimum period of time after their notification, then their termination benefits are to be accrued over the period that they continue to work. During the second quarter of 2003, the Company took additional restructuring charges of $0.4 million for the severance and termination benefits associated with the

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restructuring actions taken in the first quarter, as a result of employees working beyond a minimum period as required by SFAS 146.

      As a continuation of the restructuring plan initiated in the first quarter of 2003 to reduce our distribution and service groups, during the second quarter of 2003 the Company further reduced its European operations, including terminating an additional 10 employees in Europe and closing its Paris, France office. Also, the Company closed its office in Hong Kong and terminated 7 employees from that location. Additionally, the Company terminated 8 employees in other offices in Asia Pacific. Associated with these actions taken in the second quarter of 2003, the Company recorded restructuring charges of $0.8 million consisting of severance and termination benefits of $0.6 million, and lease and contract termination charges of $0.2 million. In the third quarter of 2003, the Company incurred restructuring charges of $0.1 million for the closing of our Singapore office.

      As the Company has retained certain employees to help with the transition of work beyond the minimum periods specified in SFAS 146, the Company accrued additional termination and severance benefits for these employees of approximately $0.1 million during the third quarter, as a result of the actions taken in the first and second quarters of 2003. Additionally, during the third quarter of 2003 the Company reversed restructuring expense of approximately $0.1 million for severance costs accrued in prior quarters that will not be incurred.

      As part of its review of the restructuring actions taken in prior quarters, during the second quarter of 2003 the Company took an additional $0.3 million restructuring charge for the anticipated loss on the market value of the Farmington Hills, Michigan and Maple Grove, Minnesota facilities, on which the Company first took a restructuring charge in 2000, as noted above. Also, the Company took an additional charge of $0.1 million in the second quarter of 2003 and $0.2 million in the third quarter of 2003 to write-down the net book value of the Kanata, Ontario facility to its estimated fair market value. The Company had previously written down the Kanata, Ontario facility in 2002, as noted above.

      Cumulative cash draw-downs of approximately $1.7 million and non-cash draw-downs of $0.7 million and reversal of expense of $0.1 million have been applied against the provisions taken in 2003, resulting in no remaining provision balance at September 26, 2003.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes changes in the restructuring provision included in other accrued expenses on the balance sheet.

	Severance	Facilities	Total

	(In millions)
Provision at December 31, 2002	$1.2	$7.6	$8.8
Charges during first quarter of 2003	0.6	—	0.6
Cash draw-downs during first quarter of 2003	(0.9)	(0.5)	(1.4)

Provision at March 28, 2003	0.9	7.1	8.0
Charges during second quarter of 2003	1.0	0.6	1.6
Cash draw-downs during second quarter of 2003	(1.0)	(6.4)	(7.4)
Non-cash draw-downs during second quarter of 2003	—	(0.4)	(0.4)

Provision at June 27, 2003	0.9	0.9	1.8
Charges during third quarter of 2003	0.1	0.3	0.4
Reversal of charges during third quarter of 2003	(0.1)	—	(0.1)
Cash draw-downs during third quarter of 2003	(0.8)	(0.2)	(1.0)
Non-cash draw-downs during third quarter of 2003	—	(0.3)	(0.3)

Provision at September 26, 2003	$0.1	$0.7	$0.8

Other

      During the first quarter of 2003, the Company recorded a reserve of approximately $0.6 million on notes receivable from a litigation settlement initially recorded in 1998. The reserve was provided because of a default on the quarterly payment due in March 2003. The Company intends to pursue legal action to regain its rights to the technology it had licensed, instead of pursuing further collection. Additionally, the Company recorded a benefit during the first quarter of approximately $0.2 million for royalties earned on a divested product line and earned as part of a litigation settlement agreement. In the second quarter of 2003, the Company recorded a charge of approximately $0.5 million to write-off excess and unused equipment. In the third quarter of 2002, the Company recorded a benefit of $1.25 million related to a litigation settlement.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included on the balance sheet in long-term investments at December 31, 2002 and was used to satisfy the purchase price of the buildings during June 2003.

Legal Proceedings and Disputes

      The Company is subject to a claim by a customer of its French subsidiary that a Laserdyne 890 system, which was delivered in 1999, had unresolved technical problems that resulted in the customer’s loss of revenue and profit, plus the costs to repair the machine. In May 2001, the court determined that the Company had breached its obligations to the customer and that it should be liable for damages. The expert appointed by the court had filed an initial report, which estimated the cost to repair the machine at approximately French Franc 0.8 million (or approximately US$0.1 million). In the third quarter of 2003, the Company was notified that the customer is seeking cost of repairs, damages and lost profits of Euro 1.9 million (approximately US$2.2 million). The Le Creusot commercial court is reviewing the amount requested by the customer. The Company intends to vigorously defend this action and any claim amount. The customer has not paid Euro 0.3 million (or approximately US$0.4 million) of the purchase price for the system, which the Company believes it may offset against any damages. The Company has fully reserved this receivable. At this time, it is not possible to estimate an amount that the Company may be required to pay regarding this action.

      In August 2003, the Company announced that it filed an action against Electro Scientific Industries, Inc. (ESI) of Portland, Oregon in the United States District Court for the Central District of California for patent infringement. The complaint alleges Electro Scientific is violating three GSI Lumonics’ patents: 6337462, 6181728 and 6573473. This patented technology is used in the Company’s laser systems for processing semiconductor devices. The Company seeks injunctive relief, an unspecified amount of damages, costs, and attorneys’ fees. On September 2, 2003, the Company filed a First Amended Complaint, which did not change the substantive allegations of patent infringement. By court order dated September 18, 2003, the case was transferred to the United States District Court for the Northern District of California. ESI filed its answer and counterclaim denying infringement and seeking a declaratory judgment that the patents are invalid. Pretrial discovery has not yet begun and no trial date has been set. At this time, it is not possible to estimate any recovery that the Company may receive from this action.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recourse Receivables

      In Japan, where it is customary to do so, the Company discounts certain customer notes receivable at a bank with recourse. The Company’s maximum exposure was $1.7 million at September 26, 2003 and $1.4 million at December 31, 2002. The book value of the recourse receivables approximates fair value. Recourse receivables are included in accounts receivable on the balance sheet and the liability is included in accrued expenses.

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

      Historically, we have not made any significant payments under such indemnifications. As at September 26, 2003, nothing has been accrued in the consolidated balance sheet with respect to these indemnification undertakings.

11.     Income Taxes

      During the three and nine months ended September 26, 2003, the tax provision largely reflects taxes in the Company’s foreign locations. The income tax benefit on losses incurred in the nine months ended September 26, 2003 was reduced as a result of increases in valuation allowances related to the Company’s geographic distribution of its operating loss carry-forwards. This includes a full valuation allowance against the Company’s Canadian deferred tax asset in accordance with the closure of the Kanata, Ontario facility described in note 9. It is expected that operations and income in Canada in the foreseeable future will not be sufficient to offset existing loss carryforwards. Our ability to recover deferred tax assets of $16.7 million at September 26, 2003 depends primarily upon the Company’s ability to generate profits in the United States and United Kingdom tax jurisdictions. If actual results differ from our plans or we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by taking a charge to the Statement of Operations, which may have a material negative result on our operations.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

13.     Segment Information

General Description

      During the fourth quarter of 2002, the Company restructured into three core businesses: components, lasers and laser systems. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution. Segment information for the 2002 year has been restated to conform to the current year’s presentation.

      The financial performance of the segments are evaluated on measures of profit or loss from operations before income taxes excluding the impact of amortization of purchased intangibles, acquired in-process research and development, restructuring and other, gain (loss) on sale of assets and investments, interest income, interest expense and foreign exchange transaction losses. Certain corporate-level operating expenses, including corporate marketing, finance and administrative expenses, are not allocated to operating segments. Intersegment sales are based on fair market values. All intersegment profit, including any unrealized profit on ending inventories, is eliminated on consolidation.

      GSI Lumonics operations are distinct business segments: the Components segment (Components Group); the Laser segment (Laser Group); and the Laser Systems segment (Laser Systems Group).

      Components Group — The Company’s component products are designed and manufactured at our facilities in Billerica, Massachusetts, Nepean, Ontario and Moorpark, California and are sold directly, or, in some territories, through distributors, to original equipment manufacturers (OEMs). Products include optical scanners and subsystems and encoders used by OEMs for applications in materials processing, test and measurement, alignment, inspection, displays, imaging, graphics, vision, rapid prototyping and medical use such as dermatology and ophthalmology. The Components Group also manufactures printers for certain medical end products such as defibrillators, patient care monitors and cardiac pacemaker programmers, as well as film imaging subsystems for use in CAT scans and magnetic resonance imaging systems. Under the trade name, WavePrecision, we also manufacture precision optics supplied to OEM customers for applications in aerospace and semiconductor. Major markets are medical, semiconductor, electronics, light industrial, automotive and aerospace.

      Laser Group — The Company designs and manufactures a wide range of lasers at our Rugby, United Kingdom facility for sale in the merchant market to end-users, OEMs and systems integrators. We also use some of these products in the Company’s own laser systems. The Laser Group also derives significant revenues from providing parts and technical support to its installed base at customer locations. These lasers are primarily used in material processing applications (cutting, welding and drilling) in light automotive, semiconductor, electronics, aerospace, medical and light industrial markets. The lasers are sold worldwide

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directly in North America and Europe, and through distributors in Japan, Asia Pacific and China. Sumitomo Heavy Industries Ltd. (a significant shareholder of the Company) is our distributor in Japan.

      Laser Systems Group — The Company’s laser systems are designed and manufactured at our Wilmington, Massachusetts facility and are sold directly, or, in some territories, through distributors, to end users, usually semiconductor integrated device manufacturers and electronic component and assembly manufacturers. The Laser Systems Group also derives significant revenues from servicing systems in its installed base at customer locations. System applications include laser repair to improve yields in the production of dynamic random access memory chips (DRAMs), permanent marking systems for silicon wafers and individual dies for traceability and quality control, circuit processing systems for linear and mixed signal devices, as well as for certain passive electronic components, and printed circuit boards (PCB) manufacturing systems for via hole drilling, solder paste inspection and component placement inspection.

Segments

      Information on reportable segments is as follows:

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,
	2003	2002	2003	2002

Sales
Components Group	$17,992	$16,740	$52,258	$52,525
Laser Group	8,470	6,001	24,112	17,135
Laser Systems Group	19,987	15,140	56,902	45,137
Intersegment sales elimination	(1,568)	(462)	(2,590)	(826)

Total	$44,881	$37,419	$130,682	$113,971

Segment income (loss) from operations
Components Group	$3,450	$4,439	$11,916	$12,869
Laser Group	507	(1,428)	118	(4,521)
Laser Systems Group	2,729	(7,059)	2,902	(16,352)

Total by segment	6,686	(4,048)	14,936	(8,004)
Unallocated amounts:
Corporate expenses	4,360	4,121	14,102	15,217
Amortization of purchased intangibles	1,408	1,278	4,055	3,835
Restructuring	264	—	2,451	4,152
Other	—	(1,250)	841	(1,250)

Income (loss) from operations	$654	$(8,197)	$(6,513)	$(29,958)

      Management does not review asset information on a segmented basis and the Company does not maintain assets on a segmented basis, therefore a breakdown of assets by segments is not included.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended

	September 26, 2003		September 27, 2002

	Sales	% of Total	Sales	% of Total

	(In millions)
North America	$19.5	43%	$23.6	63%
Latin and South America	—	—	0.2	1
Europe	8.6	19	6.0	16
Japan	7.9	18	4.6	12
Asia-Pacific, other	8.9	20	3.0	8

Total	$44.9	100%	$37.4	100%

	Nine Months Ended

	September 26, 2003		September 27, 2002

	Sales	% of Total	Sales	% of Total

	(In millions)
North America	$68.3	52%	$74.6	65%
Latin and South America	0.7	1	0.6	1
Europe	19.6	15	18.4	16
Japan	25.0	19	11.1	10
Asia-Pacific, other	17.1	13	9.3	8

Total	$130.7	100%	$114.0	100%

	As at

	September 26,	December 31,
	2003	2002

	(In millions)
Long-lived assets:
United States	$32.9	$24.2
Canada	5.8	6.7
Europe	13.6	11.5
Japan	0.7	0.6
Asia-Pacific, other	0.1	0.1

Total	$53.1	$43.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In United States dollars, and in accordance with U.S. GAAP)

      You should read this discussion together with the consolidated financial statements and other financial information included in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. Please see the “Special Note Regarding Forward-Looking Statements” below, as well as our annual report on Form 10-K and other reports filed with the Securities and Exchange Commission.

Overview

      We design, develop, manufacture and market components, lasers and laser-based advanced manufacturing systems as enabling tools for a wide range of applications. We believe our products allow customers to meet demanding manufacturing specifications, including device complexity and miniaturization, as well as advances in materials and process technology. Major markets for our products include the medical, automotive, semiconductor and electronics industries. In addition, we sell our products and services to other markets such as light industrial and aerospace.

Highlights for the Three Months Ended September 26, 2003

•	Sales for the quarter increased to $44.9 million from $44.7 million in the second quarter of 2003 and $37.4 million in the third quarter of 2002.

•	Net income for the quarter was $0.6 million, or $0.01 per share, compared to a net loss of $3.6 million, or $0.09 per share, in the second quarter of 2003 and a $5.4 million net loss, or $0.13 per share, in the third quarter of last year.

•	Bookings of orders were $50.1 million in the third quarter of 2003 compared to $42.7 million in the second quarter of 2003 and $39.1 million in the third quarter of 2002. Ending backlog was $47.6 million as compared with $42.4 million at the end of the second quarter of 2003 and $54.1 million at the end of the third quarter of last year.

•	The change in cash, cash equivalents, short-term and long-term investments for the third quarter of 2003 from the end of the second quarter of 2003 was an increase of $9.4 million. Cash, cash equivalents, short-term investments and long-term investments were $132.0 million (this includes $5.0 million pledged to secure lines of credit) at September 26, 2003.

Business Environment and Restructurings

      Several significant markets for our products have been in severe decline since 2000. From 2000 through the end of 2002, the Company faced a decline in revenues, primarily in systems for semiconductor and electronics production and precision optics for telecommunications networks. The Company responded by streamlining operations to reduce fixed costs. This decline was due to the downturn in general economic conditions, exacerbated by excess manufacturing capacity. During this period the Company also discontinued and divested product lines that were no longer strategic.

      In response to the business environment, management restructured operations bringing costs in line with expectations for sales of systems for the semiconductor and electronics markets. Primary emphasis been consolidating operations at multiple locations and reducing overhead. The Company incurred additional restructuring charges in each of the first three quarters of 2003 as it continued to reduce and consolidate operations around the world. The Company believes that restructuring activities are now substantially complete.

      In addition to restructuring activities noted below, on August 7, 2003, the Company announced to its employees that the Company intends to consolidate and relocate its precision optics operations from the Nepean, Ontario location to its similar facility in Moorpark, California. In the third quarter of 2003, the

Company recorded $0.3 million of costs associated with this move, which are included in cost of goods sold and operating expenses. The Company anticipates that it will incur an additional $0.5 million to facilitate this move over the next two quarters.

      Management now believes the macro economy affecting its business is showing early signs of recovery as indicated by the improvements in orders and revenues during the first nine months of 2003, compared with the same period in 2002. While still cautious the Company’s major customers continued to be more active in the third quarter of 2003 than in the prior year.

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

      Also during fiscal 2000, the Company reversed a provision of $5.0 million originally recorded at the time of the 1999 merger of General Scanning, Inc. and Lumonics Inc. At the time the $5.0 million provision was recorded, the Company intended to close its Rugby, United Kingdom facility and transfer those manufacturing activities to its Kanata, Ontario facility, but upon further evaluation the Company reversed its intentions. Thus, the Company reversed the $5.0 million that had initially been recorded for this proposed restructuring.

      Cumulative cash draw-downs of $12.0 million, a reversal of $0.5 million recorded in the fourth quarter of 2001 for anticipated restructuring costs that will not be incurred and a non-cash draw-down of $2.6 million have been applied against the total fiscal 2000 provision of $15.1 million, resulting in no remaining balance at September 26, 2003. All actions relating to the 2000 restructuring charge have been completed. The Company paid the $6.0 million loss accrual remaining at December 31, 2002 in connection with the purchase of the Farmington Hills, Michigan and the Maple Grove, Minnesota facilities. The properties, which had been under leases until June 2003, were purchased for $18.9 million, but had an estimated market value of $12.5 million. The difference between the purchase price and estimated market value had been provided for as restructuring losses in 2000 ($6.0 million), in 2002 ($0.1 million) and 2003 ($0.3 million). The Farmington Hills, Michigan facility is being used and was recorded in property, plant and equipment at a cost of $6.1 million during the second quarter of 2003 and the Maple Grove, Minnesota facility is held for sale and is included in other assets for $6.4 million at September 26, 2003.

2001

      In the fourth quarter of fiscal 2001, to further reduce capacity in response to declining sales, the Company determined that most of the remaining functions located in its Farmington Hills, Michigan facility should be integrated with its Wilmington, Massachusetts facility and that its Oxnard, California facility should be closed. In addition, the Company decided to integrate its Bedford, Massachusetts facility with its Billerica, Massachusetts manufacturing facility. The Company took total restructuring charges of $3.4 million. The $3.4 million charge consisted of $0.9 million to accrue employee severance for approximately 35 employees at the Farmington Hills, Michigan and Oxnard, California locations; $1.8 million for excess capacity at five leased locations in the United States, Canada and Germany; and $0.7 million write-down of leasehold improvements and certain equipment associated with the exiting of leased facilities located in Bedford, Massachusetts. The lease costs primarily related to future contractual obligations under operating leases, net of expected sublease revenue on leases that the Company cannot terminate. The expected effects of the restructuring were to better align our ongoing expenses and cash flows in light of reduced sales. The Company anticipated savings of approximately $2.4 million on an annual basis related to salaries and benefits of employees terminated at these facilities in connection with this restructuring.

      Cumulative cash draw-downs of approximately $2.5 million and non-cash draw-downs of $0.7 million have been applied against the provision, resulting in a remaining provision balance of $0.2 million as at September 26, 2003. The restructuring is complete, except for costs that are expected to be paid on the leased facilities in Munich, Germany (lease expiration January 2013) and Nepean, Ontario (lease expiration January 2006).

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

      During the first quarter of 2002, the Company consolidated its electronics systems business from its facility in Kanata, Ontario into the Company’s existing systems manufacturing facility in Wilmington, Massachusetts and transferred its laser business from the Company’s Kanata, Ontario facility to its existing facility in Rugby, United Kingdom. In addition, the Company closed its Kanata, Ontario facility. The Company took a total restructuring charge of $2.7 million related to these activities in the first quarter of 2002. The $2.7 million charge consisted of $2.2 million to accrue employee severance and benefits for approximately 90 employees; $0.3 million for the write-off of furniture, equipment and system software; and $0.2 million for plant closure and other related costs. Future expense and cash outflow associated with 90 employees, whose employment was terminated, will be avoided, improving income before tax and cash flow by approximately $1.2 million per quarter. During the second quarter of fiscal 2002, the Company recorded additional restructuring charges of $1.4 million related to cancellation fees on contractual obligations of $0.3 million, a write-down of land and building in Kanata, Ontario and Rugby, United Kingdom of $0.8 million, and also leased facility costs of $0.3 million at the Farmington Hills, Michigan and Oxnard, California locations. The lease costs primarily related to future contractual obligations under operating leases, net of expected sublease revenue on leases that the Company cannot terminate. The write-downs of the building bring the properties offered for sale in line with market values and the recording of these write-downs has no effect on cash.

      The second major restructuring action in 2002 was the redirection of the Company’s precision optics operations in Nepean, Ontario away from optical telecommunications and into its custom optics business as a result of the telecom industry’s severe downturn. The Company reduced capacity at the Nepean, Ontario facility and recorded a pre-tax restructuring charge of $2.3 million in the fourth quarter of 2002 which included $0.6 million to accrue employee severance and benefits for approximately 41 employees. Future expense and cash outflow associated with 41 employees, whose employment was terminated, will be avoided, improving quarterly income before tax and cash flow by approximately $0.5 million per quarter. The Company also wrote-off approximately $0.2 million of excess fixed assets and wrote-down one of the Nepean, Ontario buildings by $0.2 million to its estimated fair market value. Additionally, the Company continued to evaluate accruals made in prior restructurings and we recorded charges of approximately $0.8 million for an adjustment to earlier provisions for leased facilities in the United States and Germany. Specifically, the $0.8 million in adjustments in the fourth quarter of 2002 related to earlier provisions for the leased facilities in Munich, Germany, Maple Grove, Minnesota and Farmington Hills, Michigan. Management had originally estimated a restructuring reserve of $0.5 million based upon the assumption that the Munich, Germany facility would be subleased in 2003. Instead, the market for commercial real estate in Munich, Germany declined further making recovery of the lease rate less likely. Therefore, an additional provision of $0.5 million was recorded to cover a longer anticipated time to sublease the space and to reflect a sublease at less than our existing lease rates. The Maple Grove, Minnesota facility had been subleased through January 2003. Management had anticipated finding a buyer for this building by January 2003, exercising of the option to purchase the building and not paying the remaining lease costs. As this did not happen, the contractual lease costs through the end of the lease in June 2003 of $0.2 million were accrued. The Farmington Hills, Michigan facility, also, was not sold by the end of 2002, so the costs for the unused space through the end of the lease in June 2003 of $0.1 million were accrued. The Company also took a further write-down of $0.3 million on the buildings in Kanata, Ontario and Rugby, United Kingdom and a $0.1 million write-off for fixed assets in Kanata, Ontario and a $0.1 million for the Maple Grove, Minnesota and Farmington Hills, Michigan facilities.

      At December 31, 2002, the net book value of two facilities, one in Kanata, Ontario and the other in Nepean, Ontario, were classified as held for sale and included in other assets. The Nepean, Ontario facility was sold in the second quarter of 2003. The Company has entered into an agreement to sell the Kanata, Ontario property, which was amended in the third quarter of 2003, and is expected to close on this agreement during the fourth quarter of 2003. Because the estimated selling price for the Kanata facility was less than the net book value, the Company took a restructuring charge of $0.1 million in the second quarter of 2003 and an additional restructuring charge of $0.2 million in the third quarter of 2003. This facility remains in other assets at September 26, 2003.

      Cumulative cash draw-downs of approximately $4.0 million and non-cash draw-downs of $1.8 million have been applied against the provisions taken in 2002, resulting in a remaining provision balance of $0.6 million at September 26, 2003. For severance related costs associated with these two restructuring actions, the actions are complete and the Company does not anticipate taking additional restructuring charges and expects to finalize payment in 2003. The Company will continue to evaluate the fair value of the buildings and fixed assets that were written down. The restructuring accrual is expected to be completely utilized during January 2013 at the end of the lease term for the Munich, Germany facility. The Company estimated the restructuring charge for the Munich, Germany facility based on contractual payments required on the lease for the unused space, less what is expected to be received for subleasing. Because this is a long-term lease that extends until 2013, the Company will draw-down the amount accrued over the life of the lease. Future sublease market conditions may require the Company to make further adjustments to this restructuring reserve.

      The result of this restructuring activity was the establishment of our three new primary business segments: Components Group, Laser Group and Laser Systems Group. In addition, improved working capital management provided substantially reduced investment in receivables and inventories.

2003

      To align the distribution and service groups with our business segments, in the first quarter of 2003 the Company commenced a restructuring plan that is expected to significantly reduce these operations around the world and to consolidate these functions at the Company’s manufacturing facilities. As part of this plan, the Company provided for severance and termination benefits of approximately $0.6 million for 22 employees in Germany, France, Italy and Belgium in the first quarter of 2003. Under SFAS 146, if an employee continues to work beyond a minimum period of time after their notification, then their termination benefits are to be accrued over the period that they continue to work. During the second quarter of 2003, the Company took additional restructuring charges of $0.4 million for the severance and termination benefits associated with the restructuring actions taken in the first quarter, as a result of employees working beyond a minimum period as required by SFAS 146.

      As a continuation of the restructuring plan initiated in the first quarter of 2003 to reduce our distribution and service groups, during the second quarter of 2003 the Company further reduced its European operations, including terminating an additional 10 employees in Europe and closing its Paris, France office. Also, the Company closed its office in Hong Kong and terminated 7 employees from that location. Additionally, the Company terminated 8 employees in other offices in Asia Pacific. Associated with these actions taken in the second quarter of 2003, the Company recorded restructuring charges of $0.8 million consisting of severance and termination benefits of $0.6 million, and lease and contract termination charges of $0.2 million. In the third quarter of 2003, the Company incurred restructuring charges of $0.1 million for the closing of our Singapore office.

      As the Company has retained certain employees to help with the transition of work beyond the minimum periods specified in SFAS 146, the Company accrued additional termination and severance benefits for these employees of approximately $0.1 million during the third quarter, as a result of the actions taken in the first and second quarters of 2003. Additionally, during the third quarter of 2003 the Company reversed restructuring expense of approximately $0.1 million for severance costs accrued in prior quarters that will not be incurred.

      As part of its review of the restructuring actions taken in prior quarters, during the second quarter of 2003 the Company took an additional $0.3 million restructuring charge for the anticipated loss on the market value of the Farmington Hills, Michigan and Maple Grove, Minnesota facilities, on which the Company first took a restructuring charge in 2000, as noted above. Also, the Company took an additional charge of $0.1 million in the second quarter of 2003 and $0.2 million in the third quarter of 2003 to write-down the net book value of the Kanata, Ontario facility to its estimated fair market value. The Company had previously written down the Kanata, Ontario facility in 2002, as noted above.

      Cumulative cash draw-downs of approximately $1.7 million and non-cash draw-downs of $0.7 million and reversal of expense of $0.1 million have been applied against the provisions taken in 2003, resulting in no remaining provision balance at September 26, 2003.

Results of Operations

      The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended

	September 26,	September 27,
	2003	2002

Sales	100.0%	100.0%
Cost of goods sold	62.9	69.8

Gross profit	37.1	30.2
Operating expenses:
Research and development	7.3	14.0
Selling, general and administrative	24.6	38.0
Amortization of purchased intangibles	3.1	3.4
Restructuring	0.6	—
Other	—	(3.3)

Total operating expenses	35.6	52.1

Income (loss) from operations	1.5	(21.9)
Other income (expense)	—	—
Interest income	0.6	1.4
Interest expense	—	(0.5)
Foreign exchange transaction gains (losses)	(0.2)	1.6

Income (loss) before income taxes	1.9	(19.4)
Income tax provision (benefit)	0.7	(4.9)

Net Income (loss)	1.2%	(14.5)%

Three Months Ended September 26, 2003 Compared to Three Months Ended September 27, 2002

      During the fourth quarter of 2002, the Company changed the business based on its three core business segments: Components, Lasers and Laser Systems. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution. Segment information for the 2002 year has been restated to conform to the current year’s presentation.

      The following table sets forth sales in thousands of dollars by our business segments for the third quarter of 2003 and 2002.

	Three Months Ended

	September 26,	September 27,
	2003	2002

Sales
Components Group	$17,992	$16,740
Laser Group	8,470	6,001
Laser Systems Group	19,987	15,140
Intersegment sales elimination	(1,568)	(462)

Total	$44,881	$37,419

      Sales. Sales for the three months ended September 26, 2003 increased by $7.5 million or 20% compared to the quarter ended September 27, 2002. Sales for the third quarter of 2003 include $3.9 million generated from acquisitions completed in May 2003. The Spectron and DRC encoder product line acquisitions are expected to add in the range of $3 to $5 million a quarter in sales going forward.

      Sales in the Components segment increased by $1.3 million, or 7%, for the third quarter of 2003 as compared to the same period in 2002. This increase is primarily due to sales of $2.0 million from the DRC encoder product lines, which we acquired in the second quarter of 2003. Sales of precision optics products experienced increases in demand from the defense market. These increases were partly offset by the decreases in sales of our laser imaging and printer product lines. The printer product line experienced a delay in the introduction of two new products due to customers’ decision to delay their new programs. Laser imaging sales continued an anticipated decline associated with end of life for this mature product. We anticipate continued decline in sales for this product line in the future.

      Sales in the Lasers segment in the third quarter of 2003 increased by $2.5 million, or 41%, over the third quarter last year. This increase was mostly due to sales of $1.9 million in the quarter from the Spectron products acquired in the second quarter of 2003. The JK series of products also had increased sales, as a result of new and updated product introductions within that series late in 2002.

      In the third quarter of 2003, sales in the Laser Systems segment increased by $4.8 million, or 32%, over sales in the same period last year primarily due to gains in memory repair and circuit trim, partly offset by the decline in sales of the discontinued general purpose marker product lines. Increased global production of DRAMs was the driver for this quarter for sales of our memory systems. Gains in circuit trim product lines are due to pricing strategy to liquidate inventory of older products, combined with renewed activity for high performance equipment used for trimming chip resistor components and circuits of digital cameras and wireless communications products.

      Sales in our corporate segment represent elimination of sales between our segments. There was a $1.1 million increase in sales between segments for the three months ended September 26, 2003 as compared to the same period last year.

      Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America consisting of Canada and the United States of America, Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific, but the sales of our systems are billed and shipped to locations in North America. These sales are therefore reflected in the North America totals in the table below. The following table shows sales in millions of dollars to each geographic region for the third quarter of 2003 and 2002, respectively.

	Three Months Ended

	September 26, 2003		September 27, 2002

	Sales	% of Total	Sales	% of Total

	(In millions)
North America	$19.5	43%	$23.6	63%
Latin and South America	—	—	0.2	1
Europe	8.6	19	6.0	16
Japan	7.9	18	4.6	12
Asia-Pacific, other	8.9	20	3.0	8

Total	$44.9	100%	$37.4	100%

      Japan and Asia Pacific continue to be an area of growth for all of our segments. The increase in sales in Europe in the third quarter of 2003 as compared to the same period in 2002 is mainly the result of sales from the products associated with the Spectron acquisition.

      Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Order backlog at September 26, 2003 was $47.6 million compared to $54.1 million at September 27, 2002.

      Gross Profit. Gross profit was 37.1% in the three months ended September 26, 2003 compared to 30.2% in the same period in 2002. As a percent of sales, gross profit increased primarily due to lower material cost generated by a favorable product mix, due to increased sales of higher margin memory repair laser systems in the third quarter of 2003 compared with the third quarter of 2002. Other contributing factors were lower inventory provision costs in the third quarter of 2003 as compared to the same period in 2002 and substantial completion of restructuring activities. These were partially offset by increased costs of integration and increases in the overhead structure from the acquisitions. Gross profit by segment is not provided, due to a reclassification at a consolidated level for service sales support and service management costs from cost of sales to selling, general and administrative expenses, which is not attributed to particular segments.

      Research and Development Expenses. Research and development expenses for the three months ended September 26, 2003 were 7.3% of sales, or $3.3 million, compared with 14.0% of sales, or $5.2 million, in the three months ended September 27, 2002. Research and development expenses for the Components group at $1.1 million in the third quarter of 2003 were unchanged from the same period in 2002. In the third quarter of 2003, research and development expenses for the Lasers segment were $0.7 million, which represents a $0.1 million decrease from $0.8 million in the third quarter of 2002. Research and development expenses in the Laser Systems segment were $1.4 million for the three months ended September 26, 2003, a $2.1 million decrease from $3.5 million the same period last year, as result of the recent completion of new product development projects and reduced personnel costs, as a result of staff reductions. The corporate segment research and development expenses, mostly in our patent application management, at $0.1 million in the third quarter of 2003, were approximately the same as last year as direct costs were assigned to the business segments.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were 24.6% of sales or $11.0 million in the three months ended September 26, 2003, compared with 38.0% of sales, or $14.2 million, in the three months ended September 27, 2002. The reduction in expenses in the third quarter of 2003 is due to a combined drop of $1.6 million in salaries, benefits and travel expenses arising from a 15% reduction in headcount assigned to Selling, General and Administrative functions at the end of the third quarter of 2003 compared to the end of the third quarter in 2002. Other factors are a $0.3 million reduction in facility and depreciation costs and a $0.5 million reduction in sales support and service management costs resulting from the business downsizing. Although legal expenses were lower in the third quarter of 2003 in comparison to the third quarter of 2002 by $0.1 million, general and administrative expenses in the third quarter of 2003 included $0.6 million of legal and other expenses relating to the proposal submitted to shareholders with respect to reorganizing the Company as a United States domiciled corporation. This proposal was withdrawn by the Company in August 2003. Selling, general and administrative expenses are not provided by segment, due to a reclassification at a consolidated level of service sales support and service management costs from cost of sales to selling, general and administrative expenses, which is not attributed to particular segments.

      Amortization of Purchased Intangibles. Amortization of purchased intangibles was 3.1% of sales or $1.4 million for the quarter ended September 26, 2003 primarily as a result of amortizing intangible assets from acquisitions. This compares to $1.3 million or 3.4% of sales for the same period in 2002. The $0.1 million increase in 2003 is due to the amortization of intangible assets representing the developed technology acquired with the Spectron and Encoder product lines. Beginning in the second quarter of 2004, the Company will no longer have amortization expense of approximately $1.0 million per quarter, as the technology acquired with the General Scanning and Lumonics merger will be fully amortized. As the Company has stated that it is continuing to pursue potential investments in or acquisitions of complementary technologies and products, future amortization expense may increase depending on the nature of assets acquired in any potential acquisition.

      Restructuring. As described above and in note 9 to the consolidated financial statements, for the three months ended September 26, 2003 we recorded restructuring charges of $0.3 million. There were no restructuring charges recorded in the third quarter of 2002.

      Other. During the three months ended September 27, 2002, the Company recorded a benefit of $1.25 million related to a litigation settlement. There were no similar charges or benefits in the third quarter of 2003.

      Income (Loss) from Operations. The following table sets forth income (loss) from operations in millions of dollars by our business segments for the third quarter of 2003 and 2002.

	Three Months Ended

	September 26,	September 27,
	2003	2002

Segment income (loss) from operations
Components Group	$3,450	$4,439
Laser Group	507	(1,428)
Laser Systems Group	2,729	(7,059)

Total by segment	6,686	(4,048)
Unallocated amounts:
Corporate expenses	4,360	4,121
Amortization of purchased intangibles	1,408	1,278
Restructuring	264	—
Other	—	(1,250)

Income (loss) from operations	$654	$(8,197)

      Interest Income. Interest income was $0.3 million in the three months ended September 26, 2003 and $0.5 million in the three months ended September 27, 2002.

      Interest Expense. There was no interest expense in the three months ended September 26, 2003, compared to $0.2 million in interest expense for the three months ended September 27, 2002.

      Foreign Exchange Transaction Gain (Losses). Foreign exchange transaction losses were approximately $0.1 million in the three months ended September 26, 2003 compared to a $0.6 million gain for the three months ended September 27, 2002. These amounts arise, primarily, from the functional currency of a division differing from its local currency, transactions denominated in currencies other than local currency and, beginning in 2003, unrealized gains (losses) on derivative contracts.

      Income Taxes. The effective tax rate was 36.9% for the third quarter of 2003, compared with 25.5% in the same period in 2002 and 24.5% for fiscal 2002. The tax provision for the quarter largely reflects taxes in the Company’s foreign locations. The tax rate reflects the reduction in income tax benefit as a result of increases in valuation allowances related to the Company’s geographic distribution of its operating loss carry-forwards. The Company did not reflect any income tax benefit to offset the operating loss based on the continuing evaluation of deferred tax assets. While the Company believes it can recover the current deferred tax assets within the next three years, the Company is not increasing its deferred tax assets based on current year performance. Our ability to recover deferred tax assets of $16.7 million at September 26, 2003 depends primarily upon the Company’s ability to generate profits in the United States and United Kingdom tax jurisdictions. If actual results differ from our plans or we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by taking a charge to the Statement of Operations, which may have a material negative result on our operations.

      Net Income (Loss). As a result of the foregoing factors, net income for the third quarter of 2003 was $0.6 million, compared with net loss of $5.4 million in the same period in 2002.

Results of Operations for the Nine Months Ended September 26, 2003 Compared to the Nine Months Ended September 27, 2002

      The following table sets forth items in the unaudited consolidated year-to-date statement of operations as a percentage of sales for the periods indicated:

	Nine Months Ended

	September 26,	September 27,
	2003	2002

Sales	100.0%	100.0%
Cost of goods sold	64.0	68.6

Gross profit	36.0	31.4
Operating expenses:
Research and development	8.0	14.1
Selling, general and administrative	27.4	37.7
Amortization of purchased intangibles	3.1	3.4
Restructuring	1.9	3.6
Other	0.6	(1.1)

Total operating expenses	41.0	57.7

Income (loss) from operations	(5.0)	(26.3)
Other income (expense)	—	(0.2)
Interest income	1.2	1.5
Interest expense	(0.1)	(0.5)
Foreign exchange transaction gains (losses)	0.5	(0.2)

Income (loss) before income taxes	(3.4)	(25.7)
Income tax provision (benefit)	0.2	(5.4)

Net income (loss)	(3.6)%	(20.3)%

      The following table sets forth sales in thousands of dollars by our business segments for the nine months ended September 26, 2003 and September 27 2002.

	Nine Months Ended

	September 26,	September 27,
	2003	2002

Sales
Components Group	$52,258	$52,525
Laser Group	24,112	17,135
Laser Systems Group	56,902	45,137
Intersegment sales elimination	(2,590)	(826)

Total	$130,682	$113,971

      Sales. Sales for the nine months ended September 26, 2003 increased by $16.7 million or 15% compared to the nine months ended September 27, 2002. The year to date 2003 sales include $6.3 million generated from acquisitions completed in May 2003. The Spectron and DRC product line acquisitions are expected to add in the range of $3 to $5 million a quarter in sales going forward.

      Sales in the Components segment decreased by $0.3 million, or 1%, for the first nine months of 2003 as compared to the same period in 2002, primarily due to a decrease in sales of laser imaging, printer products and optical scanner modules offset by sales from the Encoder product line acquired from DRC and increased sales in our precision optics product line. The decline in the printer product line is due to delayed introduction of two new products caused by customers’ decision to delay their new programs. Laser imaging sales continued an anticipated decline associated with end of life for this mature product. We anticipate that sales in this product line will continue to decline in the future.

      Sales in our Lasers segment in the nine months ended September 26, 2003 increased by $7.0 million, or 41%, over the same period last year, mostly due to sales from the acquisition of the Spectron product line and increases in our JK series of products. The gain in the JK series is the result of increases in the volume of sales related to new product introductions within that series.

      In the first nine months of 2003, sales in our Laser Systems segment increased by approximately $11.8 million, or 26%, over sales in the same period last year primarily due to gains in memory repair and circuit trim products, offset by a decline in sales of the discontinued general purpose marker product line. Steady increases in global production in DRAMs are the underlying driver for sales of our memory systems. Gains in circuit trim products are due to our pricing strategy to liquidate inventory of older products combined with demand for high performance used for trimming chip resistor components and circuits used in the manufacturing of digital cameras and wireless communications products.

      Sales in our corporate segment represent elimination of sales between segments. There was a $1.8 million increase in sales between segments for the nine months ended September 26, 2003 as compared to the same period last year.

      Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America consisting of Canada and the United States of America, Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific, but the sales of our systems are billed and shipped to locations in North America. These sales are therefore reflected in the North America totals in the table below. The following table shows sales in millions of dollars to each geographic region for the nine months ended September 26, 2003 and September 27, 2002.

	Nine Months Ended

	September 26, 2003		September 27, 2002

	Sales	% of Total	Sales	% of Total

	(In millions)
North America	$68.3	52%	$74.6	65%
Latin and South America	0.7	1	0.6	1
Europe	19.6	15	18.4	16
Japan	25.0	19	11.1	10
Asia-Pacific, other	17.1	13	9.3	8

Total	$130.7	100%	$114.0	100%

      Gross Profit. Gross profit was 36.0% in the nine months ended September 26, 2003 compared to 31.4% in the same period in 2002. As a percent of sales, gross profit increased primarily due to favorable product mix, as we sold more of our higher margin memory repair products in the 2003 than in 2002. As a percent of sales, gross profit increased primarily due the combination of the revenue increase and a $0.3 million reduction in fixed expenses. Other factors contributing to the increase in gross profit percent were a $0.7 million reduction in warranty costs offset and a $0.5 million decrease in inventory reserve against slow moving inventory primarily in the Laser Systems group. The savings in warranty spending primarily relates to higher expense in 2002 for warranty activities related to the semiconductor wafer marker product line combined with a reduction in warranty spending against the DrillStar product line in 2003. Offsetting these decreases were increased costs of transition and additions to the overhead structure from the acquisitions of the DRC encoder products and the Spectron acquisition. Gross profit by segment is not provided, due to a reclassification at a consolidated level for service sales support and service management costs from cost of sales to selling, general and administrative expenses, which is not attributed to particular segments.

      Research and Development Expenses. Research and development expenses for the nine months ended September 26, 2003 were $10.5 million, or 8.0% of sales, compared with $16.1 million, or 14.1% of sales, for the nine months ended September 27, 2002. Research and development expenses for the Components Group were $3.3 million in the first nine months of 2003 or $0.1 million below the same period in 2002. In the nine months ended September 26, 2003, research and development expenses in the Laser Group were $2.0 million, which was a $0.2 million decrease from the same period in 2002. Research and development expenses in the Laser Systems Group were $4.7 million for the nine months ended September 26, 2003, which is a $5.0 million decrease from the same period last year. The reduction in research and development expenses in the Laser Systems Group is mostly the result of a $2.8 million decrease on engineering projects and a $1.6 million reduction in personnel costs as result of completion of projects and efforts to reduce costs, respectively. Both resulted from the completion and introduction into the marketplace of four new products developed during the past several years. The total R&D headcount as at September 26, 2003 was 13% below the level the end of the third quarter in 2002, with the majority of the reductions originating from the Systems group. In our Corporate segment, research and development expenses, which are mostly in support of our patent application management at $0.5 million in the first nine months of 2003, were $0.3 million below last year as corporate activities were either reduced or assigned to the business segments.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses $35.7 million, or 27.4% of sales, in the nine months ended September 26, 2003, compared with $42.9 million, or 37.7% of sales, in the nine months ended September 27, 2002. The reduction in the first nine months of 2003 is primarily due to a combined decrease of $4.1 million in salaries, benefits and travel expenses due to a 15% reduction in headcount assigned to Selling, General and Administrative at the end of the third quarter in 2003, as compared to the same period in 2002. Other factors include a $1.8 million reduction in facility and depreciation costs, as well as a $1.6 million reduction in sales support and service management from downsizing in Europe, Canada, Asia Pacific and the United States. These decreases in expenses were partially offset by $2.2 million of legal and other expenses incurred in the nine months ended September 26, 2003 related to the proposal to the shareholders to reorganize the Company as a United States domiciled corporation. This proposal was withdrawn by the Company in August 2003. Selling, general and administrative expenses are not provided by segment, due to a reclassification at a consolidated level of service sales support and service management costs from cost of sales to selling, general and administrative expenses, which is not attributed to particular segments.

      Amortization of Purchased Intangibles. Amortization of purchased intangibles was 3.1% of sales, or $4.1 million, for the nine months ended September 26, 2003 primarily as a result of amortizing intangible assets from acquisitions. This compares to $3.8 million, or 3.4% of sales, for the same period in 2002.

      Restructuring. As described above and in note 9 to the consolidated financial statements, for the nine months ended September 26, 2003 we recorded restructuring charges of $2.5 million compared to $4.2 million recorded for the nine months ended September 27, 2002.

      Other. During the nine months ended September 26, 2003, the Company recorded a reserve of approximately $0.6 million on notes receivable from a litigation settlement initially recorded in 1998. The reserve was provided because of a default on the quarterly payment due in March 2003. The Company also took a $0.5 million write off against idle and obsolete fixed assets. Additionally, the Company recorded a benefit of approximately $0.2 million for royalties earned on a divested product line and earned as part of a litigation settlement agreement. During the nine months ended September 27, 2002, the Company recorded a benefit of $1.25 million related to a litigation settlement.

      Income (Loss) from Operations. The following table sets forth loss from operations in millions of dollars by our business segments for the nine months ended September 26, 2003 and September 27, 2002.

	Nine Months Ended

	September 26,	September 27,
	2003	2002

Segment income (loss) from operations
Components Group	$11,916	$12,869
Laser Group	118	(4,521)
Laser Systems Group	2,902	(16,352)

Total by segment	14,936	(8,004)
Unallocated amounts:
Corporate expenses	14,102	15,215
Amortization of purchased intangibles	4,055	3,835
Restructuring	2,451	4,152
Other	841	(1,250)

Income (loss) from operations	$(6,513)	$(29,958)

      Other Income (Expense). During the first nine months of 2003, the Company recorded a $0.1 million gain on the disposal of a facility in Nepean, Ontario. During the first nine months of 2002, the Company wrote down by approximately $0.2 million an investment in OpNet Partners L.P.

      Interest Income. Interest income was $1.6 million in the nine months ended September 26, 2003, compared to $1.7 million in the nine months ended September 27, 2002.

      Interest Expense. Interest expense was $0.1 million in the nine months ended September 26, 2003, compared to $0.5 million in the nine months ended September 27, 2002.

      Foreign Exchange Transaction Gains (Losses). Foreign exchange transaction gains were $0.6 million for the nine months ended September 26, 2003, compared to a loss of $0.3 million in the nine months ended September 27, 2002. These amounts arise, primarily, from the functional currency of a division differing from its local currency, transactions denominated in currencies other than local currency and beginning in 2003 unrealized gains (losses) on derivative contracts.

      Income Taxes. The effective tax rate was 7.4% for the nine months ended September 26, 2003, compared with 20.9% for the same period in 2002. The tax rate reflects the reduction in income tax benefit as a result of increases in valuation allowances related to the Company’s geographic distribution of its operating loss carry-forwards. The Company did not reflect any income tax benefit to offset the operating loss based on the continuing evaluation of deferred tax assets. While the Company believes it can recover the current deferred tax assets within the next three years, the Company is not increasing its deferred tax assets based on current year performance. Our ability to recover deferred tax assets of $16.7 million at September 26, 2003 depends primarily upon the Company’s ability to generate profits in the United States and United Kingdom tax jurisdictions. If actual results differ from our plans or we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by taking a charge to the Statement of Operations, which may have a material negative result on our operations.

      Net Loss. As a result of the foregoing factors, net loss for the nine months ended September 26, 2003 was $4.7 million, compared with net loss of $23.1 million in the same period in 2002.

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

Liquidity and Capital Resources

Cash Flows for Nine Months Ended September 26, 2003 and September 27, 2002

      Cash and cash equivalents totaled $74.0 million at September 26, 2003 compared to $83.6 million at December 31, 2002. In addition, the Company had $54.2 million in short-term investments and $3.1 million in long-term investments at September 26, 2003 compared to $29.0 million in short-term investments and $37.4 million in long-term investments at December 31, 2002. Also, included in long-term investments at September 26, 2003 is a minority equity investment in a private United Kingdom company valued at $0.6 million that was purchased as part of the assets in the Spectron acquisition. As discussed in note 5 to the consolidated financial statements, at September 26, 2003 $5.0 million of short-term investments were pledged as collateral for the Fleet credit facility.

      Cash flows provided by operating activities for the nine months ended September 26, 2003 were $7.9 million, compared to $2.1 million during the same period in 2002. Net loss, after adjustment for non-cash items, provided cash of $3.4 million in the first nine months of 2003. Decreases in inventories and increases in current liabilities provided $9.3 million, which was offset by increases in accounts receivable and other current assets using $4.8 million in cash. The increase in receivables, and corresponding increase in days sales outstanding, was due to slower collections resulting largely from a shift in sales volume to Japan and Asia Pacific where we have experienced historically longer collection cycles. In the normal course of business, days sales outstanding tend to fluctuate and the increase experienced in the first nine months of 2003 falls within historical ranges. Net loss, after adjustment for non-cash items, used cash of $12.8 million in the first nine months of 2002. Decreases in accounts receivable, inventories and other current assets and increases in current liabilities provided $14.9 million, including income tax refunds of $13.6 million in the nine months ended September 27, 2002.

      Cash flows used in investing activities were $19.7 million during the nine months ended September 26, 2003, primarily to acquire two businesses for $9.0 million and $18.9 million to purchase two leased buildings offset by net maturities of $8.8 million of short-term and long-term investments. Cash flows used in investing activities were $37.2 million during the nine months ended September 27, 2002, primarily from net purchases of $37.0 million of short-term and long-term investments and $2.4 million of property, plant and equipment. This was offset by a $2.2 million reduction of other assets.

      Cash flows provided by financing activities during the nine months ended September 26, 2003 were $0.5 million from the issue of share capital from the exercises of stock option and issuance of shares under the employee stock purchase plan. During the nine months ended September 27, 2002 cash flows provided by financing activities were $1.3 million, which consisted of $3.5 million proceeds from bank indebtedness and $0.8 million from the issuance of share capital, offset by the repayment of long-term debt of $3.0 million.

     Lines of Credit

      At September 26, 2003, the Company had a line of credit denominated in U.S. dollars with Fleet National Bank (Fleet) and a letter of credit in United Kingdom pounds with NatWest for a total amount of available credit of U.S.$4.1 million versus U.S.$12.1 million at December 31, 2002. The Company’s previous agreement with Fleet, which provided for an $8.0 million line of credit, expired in the second quarter of 2003 and was renewed for $4.0 million. NatWest provides a $0.1 million bank guarantee for a letter of credit used for VAT purposes in the United Kingdom. Short-term investments totaling $5.0 million at September 26, 2003 have been pledged as collateral for the Fleet credit facility under security agreements. In addition to the customary representations, warranties and reporting covenants, the borrowings under the Fleet credit facility require the Company to maintain a quarterly minimum tangible net worth of $200.0 million. At September 26, 2003, the Company had $4.0 million denominated in U.S. dollars available for general purposes under the credit facility with Fleet discussed above. Of the available amount, $3.8 million was in use at September 26, 2003 consisting of funds committed at Fleet for use in foreign exchange transactions. Though the Fleet amount of $3.8 million is committed for support of foreign currency hedging contracts and not available, it is not considered used for the purpose of calculating interest payments. The Fleet line of credit is due on demand and bears interest based on either prime or LIBOR depending on the borrowing notification period. The line of credit with Fleet expires on June 27, 2004.

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

     Other Liquidity Matters

      The Company’s final salary defined benefit pension plan in the United Kingdom had an excess of projected benefit obligation over the fair market value of plan assets of approximately $5.0 million at December 31, 2002. This plan was curtailed effective May 31, 2003 with regards to accruing additional benefits. The Company’s funding policy is to fund pensions and other benefits based on widely used actuarial methods as permitted by applicable regulatory authorities. These factors are subject to many changes, including the performance of investments of the plan assets. Because of the current underfunding and potential changes in the future, the Company may have to increase payments to fund the pension plan.

      The Company leased two facilities under operating lease agreements that expired in June 2003. At the end of the initial lease term, these leases required the Company to renew the lease for a defined number of years at the fair market rental rate or purchase the property at the fair market value. The lessor may have sold the facilities to a third party but the leases provided for a residual value guarantee of the first 85% of any loss the lessor may have incurred on its $19.1 million investment in the buildings, which would have become payable by the Company upon the termination of the transaction. In June 2003, the Company exercised its option to purchase the facilities for $18.9 million. There is no longer a residual value guarantee in connection with these leases. The lease agreement required, among other things, the Company to maintain specified quarterly financial ratios and conditions. The $18.9 million security that was pledged in connection with the operating leases was used to satisfy the purchase price of the buildings during June 2003. The properties were purchased for $18.9 million, but had an estimated fair market value of $12.5 million. Accruals that were recorded for these anticipated losses were used to offset the difference. The Farmington Hills, Michigan facility is included in property, plant and equipment and initially recorded at $6.1 million and the Maple Grove, Minnesota facility is included in other assets for $6.4 million at September 26, 2003. The Company is trying to sell these two facilities. The total expected value of the buildings at the time of sale may vary, depending on whether or not the buildings are leased at time of sale and whether the buildings are sold to a buyer/owner or to an investor. The Company will incur other costs such as lease and sales commissions. If market values for the two facilities were to decrease by 10%, our required provision would change by approximately $1.0 million.

      Effective January 1, 2003, the Company removed the designation of all short-term hedge contracts from their corresponding hedge relationships. Accordingly, such contracts are recorded at fair value with changes in fair value recognized currently in income starting January 1, 2003, instead of included in accumulated other comprehensive income. Unrealized gains on these contracts included in accumulated other comprehensive income at December 31, 2002 are recognized in the same periods as the underlying hedged transactions. Although the Company now marks-to-market short-term hedge contracts to the statement of operations, the Company does not intend to enter into hedging contracts for speculative purposes. At September 26, 2003, the Company had one foreign exchange forward contract to purchase $1.5 million U.S. dollars with an aggregate fair value of loss of $0.2 million recorded in the statement of operations as foreign exchange transaction losses. Also, the Company had one currency swap contract with a notional value of $8.7 million U.S. dollars and an aggregate fair value loss of $0.7 million after-tax recorded in accumulated other comprehensive income.

      On March 31, 2003, the Company completed the sale to a third party of its excess facility in Nepean, Ontario for a price of approximately U.S. $0.8 million. The gain on the sale of this facility of approximately U.S. $0.1 million was recorded in our second quarter.

      On May 2, 2003, the Company acquired the principal assets of the Encoder division of Dynamics Research Corporation (DRC), located in Wilmington, Massachusetts. The purchase price of $3.1 million, subject to final adjustment, was comprised of $3.0 million in cash and $0.1 million in costs of the acquisition. The purchase price allocation is not yet final, as the Company is waiting for final agreement from DRC on the adjustment amount. The purchase price, which is subject to final adjustment, was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition. The addition of the Encoder division assets represents the addition of technology and products that expand the Company’s offering of precision motion control components. The integration of the Encoder division into the Company’s Components Group in Billerica, Massachusetts was completed during the third quarter of 2003.

      The acquisition of the principal assets of Spectron Laser Systems Limited, a subsidiary of Lumenis Ltd (Spectron), located in Rugby, United Kingdom was closed on May 7, 2003. The purchase price of approximately $6.5 million, subject to final adjustment, was comprised of $5.9 million in cash and $0.6 million in estimated costs of the acquisition. The purchase price allocation is not yet final, as the Company is negotiating with Spectron on certain purchase price adjustments and indemnification for breach of warranties. Issues relating to inventory are the most significant area of dispute. The purchase price, which is subject to final adjustment, is allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition. This acquisition adds both diode pumped laser solid state (DPSS) technology and products to the Company’s marketplace offerings, as well as expanded product lines in both lamp pumped (LPSS) and CO(2)-based technologies. The lasers are primarily used in material processing applications such as marking, cutting plastic and diamonds, silicon machining and micro-welding. The Company believes that these products complement the Company’s product lines by expanding applications in the 7W to 100W range. The integration of this acquisition into the Company’s Laser Group in Rugby, United Kingdom was completed during the third quarter of 2003.

      Both of these acquisitions were consistent with the Company’s stated strategy to expand its technology and product offerings complementary with its existing markets through both development and acquisition.

      The Company has entered into an agreement to sell the Kanata, Ontario property and is expected to close on this agreement during the fourth quarter of 2003. Because the estimated selling price for the Kanata facility was less than the net book value, the Company took an additional restructuring charge of $0.1 million in the second quarter of 2003 and $0.2 million in the third quarter of 2003. This facility remains in other assets at September 26, 2003.

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

Special Note Regarding Forward-Looking Statements

      Certain statements contained in this report on Form 10-Q constitute forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, customer behavior, outcome of regulatory proceedings, market conditions, tax issues and other matters. All statements contained in this report on Form 10-Q that do not relate to matters of historical fact should be considered forward-looking statements, and are generally identified by words such as “anticipate,”, “believe,” “estimate,” “expect,” “intend,” “plan” and “objective” and other similar expressions. Readers should not place undue reliance on the forward-looking statements contained in this document. Such statements are based on management’s beliefs and assumptions and on information currently available to management and are subject to risks, uncertainties and changes in condition, significance, value and effect, including risks discussed in reports and documents filed by the Company with the United States Securities and Exchange Commission and with securities regulatory authorities in Canada. Such risks, uncertainties and changes in condition, significance, value and effect, many of which are beyond our control, could cause our actual results and other future events to differ materially from those anticipated. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Risk Factors

      The risks presented below may not be all of the risks that we may face. These are the factors that we believe could cause actual results to be different from expected and historical results. Other sections of this report and other reports we file with the Securities and Exchange Commission include additional factors that could have an effect on our business and financial performance. The industry in which we compete is very competitive and changes rapidly. Sometimes new risks emerge and management may not be able to predict all of them, or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. You should not rely upon forward-looking statements as a prediction of future results.

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

      We have experienced operating losses and may not sustain profitability. In the third quarter of 2003, we generated a profit from operations, but we have incurred operating losses on an annual basis since 1998. For the nine months ended September 26, 2003, we incurred a net loss of $4.7 million. No assurances can be given that we will sustain profitability in the future and the market price of our common shares may decline as a result.

      Our inability to remain profitable may result in the loss of significant deferred tax assets. In determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets requires subjective judgment and analysis. While the Company believes it can recover the current deferred tax assets within the next three years, the Company is not increasing its deferred tax assets based on current year performance. Our ability to recover deferred tax assets of $16.7 million at September 26, 2003 depends primarily upon the Company’s ability to generate profits in the United States and United Kingdom tax jurisdictions. If actual results differ from our plans or we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by taking a charge to the Statement of Operations, which may have a material negative result on our operations.

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

      Our reliance upon third party distribution channels subjects us to credit, inventory, business concentration and business failure risks beyond our control. The Company sells products through resellers (which include OEMs, systems integrators and distributors). Reliance upon third party distribution sources subjects us to risks of business failure by these individual resellers, distributors and OEMs, and credit, inventory and business concentration risks. In addition, our net sales depend in part upon the ability of our OEM customers to develop and sell systems that incorporate our products. Adverse economic conditions, large inventory positions, limited marketing resources and other factors affecting these OEM customers could have a substantial impact upon our financial results. No assurances can be given that our OEM customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our financial condition or results of operations.

      The steps we take to protect our intellectual property may not be adequate to prevent misappropriation or the development of competitive technologies or products by others that could harm our competitive position and materially adversely affect our results of operations. Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. As of October 2, 2003, we held 125 United States and 103 foreign patents, and had filed 59 United States and 108 foreign patent applications, which are under review by the patent authorities. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us.

      Our success depends upon our ability to protect our intellectual property and to successfully defend against claims of infringement by third parties. From time to time we receive notices from third parties alleging infringement of such parties’ patent or other proprietary rights by our products. While these notices are common in the laser industry and we have in the past been able to develop non-infringing technology or license necessary patents or technology on commercially reasonable terms, there can be no assurance that we would in the future prevail in any litigation seeking damages or expenses from us or to enjoin us from selling our products on the basis of such alleged infringement, or that we would be able to develop any non-infringing technology or license any valid and infringed patents on commercially reasonable terms. In the event any third party made a valid claim against us or our customers for which a license was not available to us on commercially reasonable terms, we would be adversely affected. Our failure to avoid litigation for infringement or misappropriation of propriety rights of third parties or to protect our propriety technology could result in a loss of revenues and profits or that we are forced to settle with these other parties.

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

      Should we acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties or additional expenses and may require the allocation of significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. We attempt to mitigate these risks by focusing our attention on the acquisition of businesses, technologies and products that have current relevancy to our existing lines of business and that are complementary to our existing product lines. Other difficulties we may encounter, and which we may or may not be successful in addressing, include those risks associated with the potential entrance into markets in which we have limited or no prior experience and the potential loss of key employees, particularly those of the acquired business.

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

      The determination of whether a corporation is a PFIC is a fact-sensitive inquiry that depends, among other things, on the fair market value of its assets (and such value is subject to change from time to time). We believe that the Company is not now and has not in the past been a PFIC. However, there is a risk that United States holders of our shares will be deemed to hold shares in a PFIC. This risk may be mitigated, as the market value of the Company’s shares increase, or as investments in operating assets are made.

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

      Our operations in foreign countries subject us to risks not faced by companies operating exclusively in the United States. In addition to operating in the United States, Canada and the United Kingdom, we currently have sales and service offices in Germany, Japan, Korea and Taiwan. During 2003, we closed our offices in France, Italy, Hong Kong, Singapore, Malaysia and the Philippines, but we may in the future expand into other international regions. During the nine months ended September 26, 2003 and September 27, 2002, approximately 48% and 35% of our revenue, respectively, were derived from our international operations.

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

      Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments, long-term investments and debt obligations. As described in note 8 to the consolidated financial statements, at September 26, 2003, the Company had $59.8 million invested in cash equivalents and $57.3 million invested in short-term and long-term investments. At December 31, 2002, the Company had $53.3 million invested in cash equivalents and $66.4 million invested in short-term and long-term investments. Due to the average maturities and the nature of the current investment portfolio, a one percent change in interest rates could have approximately a $1.0 million to $1.5 million effect on our interest income on an annual basis. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

      Foreign Currency Risk. We have substantial sales and expenses and working capital in currencies other than U.S. dollars. As a result, we have exposure to foreign exchange fluctuations, which may be material. To reduce the Company’s exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. We have a foreign currency hedging program using currency forwards, currency swaps and currency options to hedge exposure to foreign currencies. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. We do not currently use currency forwards or currency options for trading purposes. Effective January 1, 2003, the Company removed the designation of all short-term hedge contracts from their corresponding hedge relationships. Accordingly, such contracts are recorded at fair value with changes in fair value recognized currently in income starting January 1, 2003, instead of included in accumulated other comprehensive income. Unrealized gains on these contracts included in accumulated other comprehensive income at December 31, 2002 are recognized in the same periods as the underlying hedged transactions. Although the Company now marks-to-market short-term hedge contracts to the statement of operations, the Company does not intend to enter into hedging contracts for speculative purposes. At September 26, 2003, the Company had one foreign exchange forward contract to purchase $1.5 million U.S. dollars with an aggregate fair value of loss of $0.2 million recorded in the statement of operations as foreign exchange transaction losses. Also, the Company had one currency swap contract with a notional value of $8.7 million U.S. dollars and an aggregate fair value loss of $0.7 million after-tax recorded in accumulated other comprehensive income.

      At December 31, 2002, the Company had eleven foreign exchange forward contracts to purchase $16.9 million U.S. dollars and one currency swap contract fair valued at $8.7 million U.S. dollars with an aggregate fair value loss of $0.5 million after-tax recorded in accumulated other comprehensive income and maturing at various dates in 2003.

Item 4.	Controls and Procedures

      GSI Lumonics’ management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of effectiveness of disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a- 15(b) under the United States Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

      See the description of legal proceedings in note 10 to the Consolidated Financial Statements.

Item 6.	Exhibits and Reports on Form 8-K

a) List of Exhibits

Exhibit
Number	Description

3.1	Articles of Continuance of the Registrant(*)
3.2	By-law No. 1 of the Registrant(*)
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles.
99.2	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Canadian Supplement.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A filed on February 11, 1999.

b) Reports on Form 8-K

•	Form 8-K dated July 8, 2003 and filed on July 14, 2003 — Item 9, Regulation FD Disclosure

Disclosed, and included as an exhibit, written communication comprised of slides which were provided and disseminated in both written and oral form to participants in a series of investor presentations delivered by officers of the Company beginning on July 8, 2003.

•	Form 8-K dated July 22, 2003 and furnished on July 22, 2003 — Item 9, Regulation FD Disclosure (Intended to be furnished under Item 12. Results of Operations and Financial Condition” in accordance with SEC Release No. 33-8216)

Disclosed, and included as an exhibit, a press release announcing the Company’s financial position and results of operations as of and for the fiscal quarter ended June 27, 2003.

•	Form 8-K dated August 1, 2003 and filed on August 1, 2003 — Item 5, Other Events

Disclosed, and included as an exhibit, a press release announcing that the Company had withdrawn the proposal submitted to its shareholders to restructure the Company as a publicly traded United States-domiciled corporation, and that the special meeting of the Company’s shareholders called to consider the same had been cancelled.

•	Form 8-K dated August 19, 2003 and filed on August 19, 2003 — Item 5, Other Events

Disclosed, and included as an exhibit, a press release announcing that the Company had filed an action for patent infringement against Electro Scientific Industries, Inc. of Portland, Oregon in the United States District Court for the Central District of California.

•	Form 8-K dated August 20, 2003 and filed on August 20, 2003 — Item 9, Regulation FD Disclosure

Disclosed, and included as an exhibit, written communication comprised of slides, which the Company posted to the “Investor News” section of its Internet website (accessible at http://www.gsilumonics.com/investors/) an updated investor presentation (slideshow) in Microsoft® PowerPoint® format. Additionally, beginning on August 20, 2003, officers of the Company will deliver to selected investors a series of presentations that will include written communication (comprised of this slideshow) which will be disseminated and provided in both written and oral form to the participants.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Lumonics Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI Lumonics Inc. (Registrant)

Name	Title	Date

/s/ CHARLES D. WINSTON Charles D. Winston	President and Chief Executive Officer (Principal Executive Officer)	November 7, 2003

/s/ THOMAS R. SWAIN Thomas R. Swain	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	November 7, 2003

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Articles of Continuance of the Registrant(*)
3.2	By-law No. 1 of the Registrant(*)
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles
99.2	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Canadian Supplement

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A filed on February 11, 1999.