Form 10-K
period 2003-12-31
GSI LUMONICS INC
filed 2004-03-15
CIK 1076930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Common Stock, no par value

(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant, based on the closing price of the common shares on The NASDAQ Stock Market on the last business day of the Registrant’s most recently completed second fiscal quarter (June 27, 2003) was approximately $220,268,104 (assumes officers, directors, and all shareholders beneficially owning 5% or more of the outstanding common shares are affiliates).

      There were approximately 40,956,258 of the Registrant’s common shares, no par value, issued and outstanding on February 27, 2004.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934).     YES ☑          NO ☐

Documents Incorporated by Reference.

      Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders to be filed on or about April 23, 2004 are incorporated into Part III of this report.

GSI LUMONICS INC.

      As used in this report, the terms “we,” “us,” “our,” “GSI Lumonics” and the “Company” mean GSI Lumonics Inc. and its subsidiaries, unless the context indicates another meaning.

      Unless otherwise noted, all dollar amounts in this report are expressed in United States dollars.

      The following trademarks and trade names of GSI Lumonics are used in this report: WaferMark®, Super SoftMark®, DrillStar®, WavePrecisionTM, M430TM, GMAXTM, TrimSmartTM, CSP300TM, JK SeriesTM, Sigma SeriesTM and WestwindTM.

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

Corporate History

      GSI Lumonics Inc., a New Brunswick corporation, is the product of a merger of equals between General Scanning, Inc. and Lumonics Inc. that was completed on March 22, 1999. Our shares trade on The NASDAQ Stock Market under the symbol GSLI and on the Toronto Stock Exchange under the symbol LSI. Immediately following the merger, the General Scanning shareholders and the Lumonics shareholders each, as a group, owned approximately half of the combined company’s common shares.

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

      During the past three years, we have divested non-core businesses, developed an array of new products and consolidated facilities and operations with the purpose of redirecting our resources on our three major business segments: Components, Lasers, and Laser Systems. We manage the Company within these three major business segments. All of these segments share some common characteristics and incorporate similar core technologies and competencies. There are important distinguishing factors, however, such as products and services, distribution channels, customers, production processes and operational economics, that we believe require different perspectives. In 2003, we focused on our strategy of expanding products and technologies in the laser and precision components segments. To this end we completed three acquisitions: the encoder division of Dynamic Research Corporation (“DRC”) in May 2003, the principal assets of Spectron Laser Systems Limited, a subsidiary of Lumenis Ltd (“Spectron”) in May 2003, and Westwind Air Bearings Inc and Westwind Air Bearings Limited (collectively “Westwind”) in December 2003.

Components Group

      The Company’s component products are designed and manufactured at our facilities in Billerica, Massachusetts, Moorpark, California, Poole, England, and Suzhou, China. The products are sold directly, or, in some territories, through distributors, to original equipment manufacturers, or OEMs. Products include optical scanners and subsystems used by OEMs for applications in materials processing, test and measurement, alignment, inspection, displays, imaging, graphics, vision, rapid prototyping, and medical use such as ophthalmology. The Components Group also manufactures printers for certain medical end products such as defibrillators, patient care monitors and cardiac pacemaker programmers, as well as film imaging subsystems for use in medical imaging systems. Under the trade name, WavePrecision, we also manufacture precision optics supplied to OEM customers for applications in the aerospace and semiconductor industries. Typical selling prices for Components products range from $200 to $4,000. In May 2003, the Company acquired the principal assets of the Encoder division of DRC, which was integrated into the manufacturing operations in our Billerica facility during the second and third quarters of 2003. With the acquisition of Westwind in December 2003, the Company expanded its line of technology enabling components to include high performance air bearing spindles, which are used in similar applications described above for our other component products. Westwind derives significant revenue from part sales and servicing product in its installed customer base. The Components Group’s major markets are medical, semiconductor and electronics, light industrial, automotive, and aerospace.

Laser Group

      The Company designs and manufactures a wide range of lasers at our Rugby, United Kingdom facility for sale in the merchant market to OEMs and both captive and merchant systems integrators. We also use some lasers in the Company’s own laser systems. In addition, the Laser Group derives significant revenues from providing parts and technical support for lasers in its installed base at customer locations. Our lasers are primarily used in material processing applications (cutting, welding and drilling) in light automotive, electronics, aerospace, medical and light industrial markets. Our lasers are sold worldwide directly in North America and the United Kingdom, and through distributors in Europe, Japan, Asia Pacific and China. Sumitomo Heavy Industries (a significant shareholder of the Company) is our distributor in Japan. Specifically, our pulsed and continuous wave Nd:YAG lasers are used in a variety of medical, light automotive and industrial applications. Typical selling prices for our lasers range from $2,000 to $180,000. In addition to our continued development of our existing laser range, in May 2003 we acquired Spectron, a United Kingdom company, which specializes in the manufacture and sale of low power diode pumped and lamp pumped lasers, which are predominantly used in marking applications. This acquisition was successfully incorporated into the existing operations of the Laser Group site in Rugby during the second and third quarters of 2003.

Laser Systems Group

      The Company’s laser systems are designed and manufactured at our Wilmington, Massachusetts facility and are sold directly into our primary markets, through distributors in the secondary markets, to end users, such as semiconductor integrated device manufacturers and wafer processors as well as electronic component and assembly manufacturers. The Laser Systems Group also derives significant revenues from parts sales and servicing systems in its installed base at customer locations. System applications include laser repair to improve yields in the production of dynamic random access memory chips, or DRAMs, permanent marking systems for silicon wafers and individual dies for traceability and quality control, circuit processing systems for linear and mixed signal devices, as well as for certain passive electronic components, and printed circuit boards manufacturing systems for via hole drilling, solder paste inspection and component placement inspection. Typical selling prices for such laser systems range from $100,000 to $1.5 million.

Industry Overview

      The use of precision motion control components and lasers are growing for number of applications in industries, such as medical, automotive, consumer products and aerospace, as well as in semiconductor and electronics industries. In the long term, subject to market cycles, we expect expenditures for capital equipment incorporating either, or both, laser and precision motion control technologies to increase as the result of the advantages offered over other more traditional technologies with respect to improved speed, higher accuracy, greater flexibility and smaller dimensions. Both are enabling technologies in the definitional sense that these allow production of devices, which are either not possible or not economical by use of other technologies. These include, for example, applications such as hermetically sealing implantable defibrillators.

      We see the principal market drivers for our businesses to be:

•	advances in materials and process technology that are creating new opportunities for laser processing and high precision motion control as enabling technologies;

•	the continuing development of medical devices, automotive components, consumer products, semiconductor, and electronic components that require new manufacturing technology; and

•	the replacement of older, less flexible manufacturing tools.

Components Group

      The Components Group benefits from having a broad product portfolio, are used in many diverse markets by a broad range of customers. This has enabled revenues for the Components Group to be the least cyclical of the three business segments. Specifically, scanning components and multi-axis scan subsystems are used in various materials processing and inspection applications by OEM’s in the medical, industrial and electronics markets. Our printer products service the critical care medical equipment market. Our precision optics products are used for specialized applications by OEMs in aerospace and semiconductor industries. A major market for our air bearing spindles is electronics.

      The Components business also benefits from lower operating costs for distribution and product support required by OEM customers, in comparison to our other business segments, which serve end-user markets.

Laser Group

      In general, the total market for lasers is growing, however, growth rate varies according to laser type, end user industry and geography. Projections for growth range from single digit to mid-teens based on the individual segments. For our served market sectors, we project overall market growth in 2004 of about 7%. Additionally, we believe that our new products, introduced in the third quarter of 2002 will continue to improve our penetration into new and existing customers. Further, we expect our acquisition of the Spectron range of products will also enhance our sales growth.

      The laser market we serve is expanding in line with the growth of overall industrial capital equipment. Our broad range of customers reduces the cyclical impact of individual industry cycles. Major markets served include automotive components, electronics, aerospace, medical and light industrial.

      During 2003, we increased our marketing activities in 2003 in Japan, Asia-Pacific and China with a resultant increase in revenues form the region. We look to development of infrastructure in China as a source for continued sales growth for our laser products. Therefore, we will continue to focus on this region.

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

      These markets have historically been subject to economic fluctuations due to the substantial capital investment required in those industries. In the past, this has led to significant short-term over or under capacity. The most recent downturn in demand, which began in mid 2001, for capital equipment in our major markets was due to the downturn in general economic conditions, combined with our customers’ current excess of manufacturing capacity and their customers’ excess inventories of components. Historically, when the economy improves, excess inventories are consumed and excess capacity is absorbed, eventually leading to renewed orders for capital equipment.

      During the most recent business down cycle, both the semiconductor and electronics industries have undergone significant restructuring which may affect the historical cycle. Four major factors have combined to radically alter both industries:

•	the number of producers in each has decreased;

•	absence of capacity increases;

•	equipment throughput has increased; and

•	pressure for lower prices due to more competition.

      The number of active producers of DRAM’s has declined in the past three years due to consolidation caused by the economics of the marketplace. In Japan alone, which led the world in DRAM production through the last business cycle, the number of manufacturers has declined from six to one. After such consolidation, the capacity utilization in the industry was still low. However, it was showing signs of slowly being consumed by increasing demand through 2003. Similarly, the electronics manufacturing services sector had consolidated because of excess capacity.

      Equipment had been procured primarily for technology changeover, as opposed to increasing capacity. However, late in 2003, indications of buying for capacity increases have surfaced. In the past, up-cycles were fueled by additions of capacity to meet increased demand for chips. The absence of demand for more capacity in semiconductors in the most recent downturn was due, in large part, to the saturation in the end markets for products such as computers, mobile telephones and other wireless devices. Production of printed circuit boards is similarly affected.

      Equipment now being provided has higher throughput at relatively the same or lower price than the prior generation. Further, the transition from 200 millimeter to 300 millimeter wafers in the production of DRAM’s produces more than twice as many chips on a single wafer. Combined, these two factors reduce the number of systems required and, hence, the overall available market.

      Based on these factors, we had not planned for a strong recovery in this business sector during 2003, but had restructured our Laser Systems business in 2002 and 2003 to become profitable at a lower revenue level. We continue to focus on new technology and applications to improve opportunities for growth and profitability.

Corporate Strategy

      We believe our product lines are complementary and share the same underlying core competencies. Broadly, our strategy is to exploit our expertise in precision control of laser power and micro-positioning, in optimizing laser/material interaction and in developing new lasers for high precision processing. Accordingly, the key elements of our overall corporate strategy include:

•	invest in precision motion control components and laser-based technologies, products and capabilities which define GSI Lumonics us as one of the leading companies in markets that offer strong profitable growth opportunities;

•	increase market penetration through expanded product offerings of the Components and Laser businesses;

•	explore opportunities in emerging markets and industries that would benefit from our technology;

•	continue to develop new laser systems for our leading customers; and

•	acquire complementary products and technologies.

      Consistent with our strategy, during 1999 through 2001 we divested certain product lines that were not strategic for our growth, thereby allowing us to redirect resources to opportunities in our strategic markets.

      In 2002, we took specific actions to strengthen our position in each of our three business segments.

      In the second half of 2003, we returned to profitability. During 2003, we also completed three acquisitions consistent with our stated strategy of expanding our product lines and technology in the laser and precision motion control components business groups.

Components Group

      We increased market share in medical printing products with a design win with a major medical device OEM. We re-designed and introduced, in concert with a leading OEM, our new multi-axis scan subsystem. With the acquisition of Westwind Air Bearings, we have secured a significant market position in the supply of air bearing spindles to PCB drilling system manufacturers. We have redirected our precision optics business away from its primary focus in telecommunications into new opportunities in laser, scientific, and aerospace for precision optics.

Laser Group

      We directed our product development and marketing activities into a few selected market segments where the clear benefits of laser technology match with the segments’ attributes of process speed, consistency, flexibility and value added by the laser process. We have developed a number of new products, including focus heads for lasers, a series of side-pumped DPSS laser modules and a new range of small high power Nd:YAG lasers. These offer competitive price and processing performance in current and emerging industrial markets. Our lasers produce high quality, repeatable cuts, welds, holes and specialist marks in products where laser processing is the key value-adding step in the manufacturing process.

      We work extensively with major customers to qualify our products into their production processes. Combining this with our service, technical and spare parts support ensures a longer-term business partnership with our customers.

Laser Systems Group

      We have installed M430 equipment at six major DRAM manufacturers. This is our new technology platform for memory yield enhancement, which was initially introduced in the latter part of 2001. We have installed the 300 millimeter SECS GEM (Semiconductor Equipment Communication Standard Generic Equipment Model) factory automation interface for wafer and die marking products and memory yield improvement systems. We introduced the CSP 300 last year and introduced the CSP 200 for beta site customers in 2003, the industry’s first production system for die marking chip-scale packages, or CSP, on 200 and 300 millimeter wafers. Marking of CSPs is critical for both manufacturing process traceability and product identification. We believe the use of CSPs, which are small (down to sub-1mm in size), packageless IC devices, in next-generation end-user products, such as smart phones and advanced PDAs, is expected to grow as functionality increases and product form factors shrink in size. We also released the LT2100 next generation laser trimmer for hybrid thick film and thin film component substrates. This next generation equipment enables processing of smaller devices with greater accuracy and speed.

Products and Services

      Our revenues in 2003 were derived from the following business segments, in millions of United States dollars:

Segment	Revenue

Components group	$73.8
Laser group	33.4
Laser Systems group	82.7
Other and intra-segment eliminations	(4.3)

Total	$185.6

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

      Precision Optical Components. Our specialty and precision optical components are sold under the name WavePrecision. We specialize in complex, tight tolerance optical components and subassemblies for aerospace and semiconductor. Unique product features include polishing to sub-angstrom tolerances and proprietary coating techniques.

      Encoders (DRC). We offer a wide variety of modular rotary kit, rotary shaft, hollow shaft, and diffractive linear kit encoders, including custom-designs. DRC encoders are found in aerospace, automotive, medical instrumentation, semiconductor processing, and factory automation applications.

      Air Bearing Spindles. Our high speed precision spindles are marketed under the Westwind trade name. The major application is in the manufacture of mechanical drilling systems for the PCB industry. There is a robust after-market business in supplying the consumable elements (collets) of the PCB drilling systems, as well as refurbishment of high duty-cycle spindles. Other application for specialty air bearings include optical inspection, imaging, wafer dicing, magnetic disk storage verification, and coatings.

Laser Group

      We manufacture lasers for the light automotive, electronics, aerospace, medical and light industrial markets for advanced manufacturing applications. Our lasers can be controlled and directed with precision and used in a wide spectrum of applications. Lasers lower production costs and offer fast solutions and flexibility on the production line. Our JK Series laser systems incorporate advanced solid-state laser technology to produce efficient, reliable, dependable and accurate production systems. These systems operate at uniform energy density, improve process efficiency and require less energy. These systems use our patented power supply, allowing a wide range of applications, including drilling cooling holes in jet engine turbo fans. They also permit high speed, repetitive processing which maximizes production rates. Our JK Series can be readily linked with robotics systems to provide manufacturers with a flexible production tool.

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

      Diode pumped and lamp pumped Nd:YAG lasers. We produce a range of lasers from 10mW to 400W in several configurations, primarily designed for incorporation into OEM marking equipment. These lasers derive from our Spectron acquisition and are available in continuous wave and pulsed variants.

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

      CO 2 Lasers for marking and coding. We produce a range of DC and pulsed CO 2 lasers for marking and high precision machining of non-metallic workpieces and a 200W high power pulsed CO 2 laser for large area ablative machining. The Spectron acquisition has also added a high power (220W) DC CO 2 product range, mainly used in the scientific markets as well as an increased range of CO 2products at low powers.

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

      Memory Repair Systems. DRAMs are critical components in the active memory portion of computers and a broad range of other digital electronic products. First-pass manufacturing yields are typically low at the start of production of a new generation of higher capacity memory devices. Laser processing is used to raise production yields to acceptable economic levels. Our memory repair laser systems allow semiconductor manufacturers to effectively disconnect defective or redundant circuits in a memory chip with accurately positioned and power modulated laser pulses. Shrinking DRAM die-density to tight circuit pitches below two microns requires systems, such as ours, to operate with exceptional accuracy of less than 0.2 micron while processing at a rate of 30,000 or more circuits per second. As a point of reference, the diameter of a human hair is greater than 100 microns.

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

      Thick and Thin Film Laser Processing Systems. Our laser systems are used in the production of thick and thin film resistive components for surface mount technology electronic circuits, known as chip resistors, as well as more general-purpose hybrid thick and thin film electronic circuits. These systems optimize the operating parameters of RF devices, sensors, resistor networks and other devices.

Customers

      Many of our customers are among the largest global participants in their industries. Many of our customers participate in several market segments. During 2003, our largest customer accounted for 9.4% of our total sales and our top 25 customers accounted for 50% of our total sales. During 2002, our largest customer accounted for 8.5% of our total sales and our top 28 customers accounted for 50% of our total sales. The increase in concentration from 2002 to 2003 is due in part to the increase in sales volume in the end-user systems business to certain customers.

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

      Components are sold worldwide, mostly through direct sales, as well as through distributors to OEMs. There are direct application engineering and customer support centers located in Massachusetts, Germany, China, and Japan to support pre- and post-sales of our products. Because of the relatively small physical size of the products sold and fundamental nature of the products, the Components Group employs a factory direct strategy in support of its worldwide customer base and does not perform field repair of its products.

      Lasers are sold worldwide, either directly or through distributors to OEMs and both captive and merchant systems integrators in North America and the United Kingdom, and through distributors in Europe, Japan, Asia-Pacific and China. Sumitomo Heavy Industries Ltd. (a significant shareholder of the Company) is our distributor in Japan. Our worldwide network of integrators are also an active sales channel offering complete turn key solutions to customers demanding single point responsibility. Significant revenues are derived from providing parts and technical support for lasers in our installed base.

      Laser Systems are sold directly, or, in some territories, through distributors, to end users, usually semiconductor integrated device manufacturers and electronic component and assembly manufacturers. Our worldwide advanced manufacturing systems sales activities are directed from the product business unit sites in North America, Europe, Japan and Asia Pacific. Field offices are located close to key customers’ manufacturing sites to maximize sales and support effectiveness. Significant revenues are provided from servicing systems in our installed base at customer locations. In Europe, we maintain offices in the United Kingdom, Germany, and in the Asia-Pacific region, in Japan, Korea, Taiwan and Singapore.

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

Components Group

      In component markets, we compete primarily with Cambridge Technology, Inc., a unit of Excel Technology, in scanning components, and Scanlabs Gmbh for scanning subsystems. Most of our competition for printer products comes from make/buy decisions by the medical OEMs. Competition in precision optics, and encoders is application specific and fragmented among numerous suppliers. For our air bearing spindles in the PCB market, Westwind has significant market presence, but still faces competition from Mechatronics, Precise, Jevco and ABL (50% owned by Hitachi). In other markets for air bearing spindles, competition is application specific. Our competitive factors vary between products and markets, but the primary ones that affect the Components Group are price, technological features, quality and on-time delivery.

Laser Group

      In the laser markets, which we serve, we compete primarily with Trumpf-Haas, Rofin-Sinar, NEC, Coherent, Spectra Physics, LambdaPhysik, Unitek-Miyachi and Lasag. While there are numerous competitive factors that vary amongst product lines and markets, the competitive factors that our Laser business faces are quality, variety, product performance, sales and service support, new products and costs.

Laser Systems Group

      In laser-based processing systems for the semiconductor and electronics markets, we compete primarily with companies such as NEC, Electro Scientific Industries, Hitachi, Rofin-Sinar, EO Technics, CyberOptics and Innolas. The main competitive factors that impact the Laser Systems Group are price, total cost of ownership and technical competency, but there are many other factors.

Manufacturing

      We perform internally those manufacturing functions that enable us to add value and to maintain control over critical portions of the production process. To the extent practical, we outsource other portions of the production process. During the last year, we continued to improve the management of both our internal production processes as well as the management of supplier quality and production. Our Laser Systems segment focused on outsourcing low value parts and modules with the retained internal activity focused on subsystem integration and testing, with particular emphasis on our customers’ applications. We believe we achieve a number of competitive advantages from this integration, including the ability to achieve lower costs and higher quality, bring new products and product enhancements more quickly and reliably to market, and produce sophisticated component parts not available from other sources.

      We manufacture our components at facilities in Billerica, Massachusetts, Moorpark, California, Poole, United Kingdom, and Suzhou, China. Our lasers in Rugby, United Kingdom and laser systems in Wilmington, Massachusetts. Each of our manufacturing facilities has co-located manufacturing, manufacturing engineering, marketing and product design personnel. We believe that this organizational proximity greatly accelerates development and entry into production of new products and aids economical manufacturing. Most of our products are manufactured under ISO 9001 certification.

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

Components Group

      Scanners: high precision servomechanisms, electronic amplifiers, controller software and motor technologies, typically associated with a broad spectrum of laser systems.

      Precision Subsystems: Software controlled electro-optical and thermal technology subsystems for medical, electronic and industrial applications.

      Light Processing Optics: design and manufacturing process capability for production of laser quality lenses, mirrors of high dynamic rigidity, high performance mirrors and lens coatings.

      Air Bearings: high precision, high speed air bearings and associated mechanical, optical and electrical components.

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

      Systems Design and Integration: creation of highly efficient and effective application-specific manufacturing solutions, typically based on lasers and their interaction with materials, including integration with robotics systems.

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

Components Group

      We manufacture many of our own machined parts, particularly in air bearing manufacture. However, non-critical machined parts are often purchased externally. We purchase fully-functional electronics as well as certain key components, such as laser diodes, from external sources.

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

Patents and Intellectual Property

      Our intellectual property includes copyrights, patents, trademarks and tradenames, involving proprietary software, technical know-how and expertise, designs, process techniques and inventions. As of February 2004, we held 142 United States and 107 foreign patents; in addition, applications were pending for 64 United States and 126 foreign patents. We have also obtained licenses under a number of patents in the United States and foreign countries and may require licenses under additional patents. There can be no assurance as to the degree of protection offered by these patents or as to the likelihood that patents will be issued for pending applications.

      We also rely on a combination of copyrights and trade secret laws and restrictions on access to protect our trade secrets and proprietary rights. We routinely enter into confidentiality agreements with our employees and consultants. There is a risk that these agreements will not provide meaningful protection of our proprietary information in the event of misappropriation or disclosure.

Human Resources

      At December 31, 2003, we had 1,067 employees in the following areas:

	Number of
	Employees	Percentage

Production and operations	609	57%
Customer service	100	9%
Sales, marketing and distribution	129	12%
Research and development	124	12%
Administration	105	10%

Total	1,067	100%

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

Other

      Information concerning product lines, backlog, working capital and research and development expenses may be found in Item 7, Management Discussion and Analysis. Information about geographic segments may be found in note 13 to the financial statements.

Available Information, Website and Access to Financial Filings

      We maintain an Internet website at http://www.gsilumonics.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Form 10-K. We make available free of charge through our website our proxy statements, registration statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. Our SEC filings are also available over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we have filed by visiting the SEC’s public reference rooms in Washington, D.C. and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information about the public reference rooms. You may also inspect our SEC reports and other information at the offices of the National Association of Securities Dealers, Inc., 1735 K Street, N.W., Washington, D.C. 20006. In addition, our reports and other information are filed with securities commissions or other similar authorities in Canada, and are available over the Internet at http://www.sedar.com.

      Additionally, the Company makes available on its website its Code of Ethics.

Special Note Regarding Forward-Looking Statements

      Certain statements in this Form 10-K constitute forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, tax issues and other matters. All statements contained in this Form 10-K that do not relate to matters of historical fact should be considered forward-looking statements, and are generally identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and “objective” and other similar expressions. Readers should not place undue reliance on the forward-looking statements contained in this document. Such statements are based on management’s beliefs and assumptions and on information currently available to management and are subject to risks, uncertainties and changes in condition, significance, value and effect, including risks discussed in reports and documents filed by the Company with the United States Securities and Exchange Commission and with securities regulatory authorities in Canada. Such risks, uncertainties and changes in condition, significance, value and effect, many of which are beyond our control, could cause our actual results and other future events to differ materially from those anticipated. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.	Properties

      The principal owned and leased properties of the Company and its subsidiaries are listed in the table below.

		Current	Approximate
Location	Principal Use	Segment	Square Feet	Owned/Leased

Facilities Used in Current Operations
Billerica, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales, Administrative and Corporate	1, 4	90,000 (two sites)	Leased; one expires in 2008 with two 5-year renewal options; one expires in 2006
Ottawa (Nepean), Ontario, Canada	Marketing (all other operations are in the process of transferring to the Moorpark facility)	4	24,000	Owned
Moorpark, California, USA	Manufacturing, R&D, Marketing, Sales	1	49,000 (three sites)	Leased; two leases expire in 2005 with one 5-year renewal option; one lease expires in 2004
Poole, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administrative	1	91,000 (three sites)	1 unit owned; 2 units leased through 2106 and 2078, respectively
Rugby, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administrative	2	113,000	Owned; approximately 11% of the space is subleased through 2012 and 2013
Farmington Hills, Michigan, USA	Partially occupied by Customer Support and Sales	2	56,000	Owned
Wilmington, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales and Administrative	3	78,000	Leased; expires in 2007 with two 5-year renewal options
Munich, Germany	Partially occupied Customer Support, Logistics, Sales and Applications Engineering	1, 2, 3	29,000	Leased; expires in 2013 with option to renew
Excess or Unoccupied Facilities
Maple Grove, Minnesota, USA	Currently unoccupied	4	104,000	Owned
Ottawa (Nepean), Ontario, Canada	Fully subleased	N/A	10,000	Leased; expires in 2006

The facilities house the segments as indicated by the numbers below. Facilities are not dedicated to just one segment:

      1 — Components Group

      2 — Laser Group
      3 — Laser Systems Group
      4 — Corporate

      Additional sales, service and logistics sites are located in Burlington, Massachusetts, Japan, Korea, Taiwan, Singapore and the People’s Republic of China. These additional offices are in leased facilities occupying approximately 25,000 square feet in the aggregate.

      During fiscal 2003, we sold our former sites in Kanata, Ontario and one of our sites in Nepean, Ontario.

      We believe the productive capacity of the remaining facilities to be both suitable and adequate for the requirements of our business. The Company is in the process of trying to sell or sublease its excess facilities.

Item 3.	Legal Proceedings

      Information regarding legal proceedings are contained in note 11 in the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

Market Information

      Our common shares, no par value, trade on The NASDAQ Stock Market under the symbol “GSLI” and on the Toronto Stock Exchange under the symbol “LSI.” From September 29, 1995 until the 1999 merger between General Scanning, Inc. and Lumonics Inc., Lumonics Inc.’s common shares were traded on the Toronto Stock Exchange under the symbol “LUM.”

      The following table sets forth, for the periods indicated, the high and low trading prices per share of our common shares as reported by The NASDAQ Stock Market in United States dollars and the Toronto Stock Exchange in Canadian dollars.

	NASDAQ Stock		Toronto Stock
	Market® Price		Exchange Price
	Range US$		Range Cdn$

	High	Low	High	Low

Fiscal year 2003:
First Quarter	$6.44	$3.80	$10.02	$5.70
Second Quarter	7.45	3.80	10.11	5.62
Third Quarter	10.50	6.48	14.38	8.88
Fourth Quarter	12.19	7.83	15.95	10.55
Fiscal year 2002:
First Quarter	$10.93	$7.75	$17.40	$12.35
Second Quarter	11.42	6.38	17.98	9.75
Third Quarter	8.49	4.61	13.30	7.45
Fourth Quarter	7.79	3.65	12.34	5.90

Holders

      As of the close of business on Friday, February 27, 2004, there were approximately 134 holders of record of our common shares. Since many of the common shares are registered in “nominee” or “street” names, we estimate that the total number of beneficial owners is considerably higher. We estimate that there are approximately 9,000 beneficial owners.

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

Securities Authorized for Issuance Under Equity Compensation Plans

      The information with respect to the Equity Compensation Plan required under this item is hereby incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholder to be held on May 20, 2004 to be filed with the Securities and Exchange Commission on or about April 23, 2004.

Item 6.	Selected Financial Data

      The following selected consolidated financial data as of and for the five years ended December 31, 2003 are derived from our audited consolidated financial statements. This information should be read together with consolidated financial statements of GSI Lumonics Inc., including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data in this section is not intended to replace the consolidated financial statements.

      On March 22, 1999, Lumonics Inc. and General Scanning, Inc. completed a merger of equals. GSI Lumonics Inc. (the combined entity) recorded this transaction as a purchase for accounting purposes. Accordingly, the consolidated financial statements exclude the results of General Scanning, Inc. before the merger date and therefore do not provide meaningful year-to-year comparative information. Results for 1999 reflect $34.5 million of restructuring and acquired in-process research and development expenses related to the merger. In 2003, certain costs were reclassified from research and development to selling, general and administrative, prior years comparative data have been updated to reflect the current classifications.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands except per share amounts)
Condensed Consolidated Statement of Operations:
Sales	$185,561	$159,070	$247,904	$373,864	$274,550
Gross profit	68,477	49,194	85,782	131,471	99,957
Operating expenses:
Research and development	13,895	19,724	24,902	33,621	28,590
Selling, general and administrative	48,952	56,203	74,547	87,769	68,943
Amortization of purchased intangibles	5,657	5,135	5,226	4,851	4,070
Acquired in-process research and development	—	—	—	—	14,830
Restructuring	3,228	6,448	2,930	10,141	19,631
Other	831	(1,021)	(148)	(2,945)	—

Loss from operations	(4,086)	(37,295)	(21,675)	(1,966)	(36,107)
Other income (expense)	2,238	590	(797)	77,009	(1,223)

Income (loss) before income taxes	(1,848)	(36,705)	(22,472)	75,043	(37,330)
Income tax provision (benefit)	322	(8,981)	(7,774)	29,666	(2,556)

Net income (loss)	$(2,170)	$(27,724)	$(14,698)	$45,377	$(34,774)

Net income (loss) per common share:
Basic	$(0.05)	$(0.68)	$(0.36)	$1.19	$(1.14)
Diluted	$(0.05)	$(0.68)	$(0.36)	$1.13	$(1.14)
Weighted average common shares outstanding (000s)	40,837	40,663	40,351	38,187	30,442
Weighted average common shares outstanding for diluted net loss per common share (000’s)	40,837	40,663	40,351	40,000	30,442

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Working capital	$174,854	$172,135	$224,787	$190,935	$103,727
Total assets	308,596	297,088	336,687	434,949	289,722
Long-term liabilities, including current portion	3,715	6,004	4,736	8,524	9,898
Total stockholders’ equity	260,788	254,481	282,330	289,267	171,730

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      We design, develop, manufacture, market and support components, lasers and laser-based advanced manufacturing systems as enabling tools for a wide range of applications. Our products allow customers to meet demanding manufacturing specifications, including device complexity and miniaturization, as well as advances in materials and process technology. Major markets for our products include the medical, automotive, semiconductor and electronics industries. In addition, we sell our products and services to other markets such as light industrial and aerospace.

      Results of Operations. The following table sets forth items in the consolidated statement of operations as a percentage of sales for the periods indicated:

	Year Ended December 31,

	2003	2002	2001

Sales	100.0%	100.0%	100.0%
Cost of goods sold	63.1	69.1	65.4

Gross profit	36.9	30.9	34.6
Operating expenses:
Research and development	7.5	12.4	10.0
Selling, general and administrative	26.5	35.4	30.1
Amortization of purchased intangibles	3.0	3.2	2.1
Restructuring	1.7	4.0	1.2
Other	0.4	(0.6)	(0.1)

Operating expenses	39.1	54.4	43.3

Loss from operations	(2.2)	(23.5)	(8.7)
Gain (loss) on sale of assets and investments	0.1	—	(1.9)
Other income (expense)	—	(0.3)	—
Interest income, net	0.9	1.3	1.7
Foreign exchange transaction gains (losses)	0.2	(0.5)	(0.1)

Income (loss) before income taxes	(1.0)	(23.0)	(9.0)
Income tax provision (benefit)	(0.2)	(5.6)	(3.1)

Net income (loss)	(1.2)%	(17.4)%	(5.9)%

Business Environment and Restructurings

      Several significant markets for our products had been in severe decline from 2000 through early 2003. Our sales of systems for semiconductor and electronics applications and precision optics for telecommunications declined. From 2000 through 2002, the Company faced a $215 million decline in revenues. Approximately 57% of this decline was due to the downturn in general economic conditions, combined with our customers’ excess of manufacturing capacity and their customers’ excess inventories of semiconductor and electronic components. While in the process of streamlining the business to reduce fixed costs, the Company made decisions to divest product lines that were not strategic. These discontinued products, which had sales in 2000, accounted for 43% of the total decline in revenue from 2000 to 2002.

      In response to the business environment, we restructured our operations in an effort to bring costs in line with our expectations for sales of systems for the semiconductor and telecommunications markets. Our emphasis was predominantly on consolidating operations at various locations and reducing overhead. The Company incurred additional restructuring charges in all four quarters of 2003 as it continued to reduce and consolidate operations around the world. The level of restructuring actions declined significantly in the latter half of 2003. The Company neither expects nor plans any major restructuring expenses in the foreseeable future. The Company will continue to monitor restructuring accruals that were made in the past, particularly those that were made for excess facilities, to ensure that such amounts remain appropriate in light of changing conditions in the markets, and make appropriate adjustments, if any are required, to the accruals and our results of operations.

      In addition to the restructuring activities noted below, on August 7, 2003, the Company announced to its employees its intention to consolidate and relocate its precision optics operations from the Nepean, Ontario location to its similar facility in Moorpark, California. In the third and fourth quarter of 2003, the Company recorded $0.5 million of costs, including severance, associated with this move. These are included in cost of goods sold and operating expenses. The Company anticipates that it will incur an additional $0.4 million to facilitate this move in the first quarter of 2004.

2000

      During fiscal 2000, the Company took total restructuring charges of $15.1 million, $12.5 million of which resulted from the Company’s decision to exit the high powered laser product line that was produced in its Rugby, United Kingdom facility. The $12.5 million charge consisted of $1.0 million to accrue employee severance for approximately 50 employees; $3.8 million for reduction and elimination of the Company’s United Kingdom operation and worldwide distribution system related to high power laser systems; and $7.7 million for excess capacity at three leased facilities in the United States and Germany where high power laser systems operations were conducted. The provisions for lease costs at our Livonia and Farmington Hills, Michigan facilities and in Germany related primarily to future contractual obligations under operating leases, net of expected sublease revenue on leases that the Company cannot terminate. Additionally, for our Farmington Hills, Michigan and Maple Grove, Minnesota facilities, we accrued an anticipated loss on our contractual obligations to guarantee the value of the buildings. This charge was estimated as the excess of our cost to purchase the buildings over their estimated fair market value. The Company also recorded a non-cash write-down of land and building in the United Kingdom of $2.0 million, based on market assessments as to the net realizable value of the facility. Included in the expected savings in earnings and cash on annual “go forward” basis was approximately $1.1 million related to salaries and benefits of employees terminated in the Company’s Rugby, United Kingdom facility as part of the elimination of this product line. In addition, the Company recorded in cost of goods sold a reserve of $8.5 million for raw materials, work-in-process, equipment, parts and demo equipment inventory that related to the high power laser product line in its Rugby, United Kingdom facility and other locations that supported this product line.

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

      Cumulative cash payments of $12.0 million, a reversal of $0.5 million recorded in the fourth quarter of 2001 for anticipated restructuring costs that will not be incurred and a non-cash draw-down of $2.6 million have been applied against the total fiscal 2000 provision of $15.1 million, resulting in no remaining balance at December 31, 2003. All actions relating to the 2000 restructuring charge have been completed. The Company paid the $6.0 million loss accrual remaining at December 31, 2002 in connection with the purchase of the Farmington Hills, Michigan and the Maple Grove, Minnesota facilities. The properties, which had been under leases until June 2003, were purchased for $18.9 million, but had an estimated market value of $12.5 million. The difference between the purchase price and estimated market value had been provided for as restructuring losses in 2000 ($6.0 million), in 2002 ($0.1 million) and 2003 ($0.3 million). The Farmington Hills, Michigan facility is being used and was recorded in property, plant and equipment at a cost of $6.1 million during the second quarter of 2003 and the Maple Grove, Minnesota facility had initially been held for sale and was included in other assets, but effective December 31, 2003 the value of $6.4 million was reclassified as property, plant and equipment.

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

      Cumulative cash payments of approximately $2.6 million and non-cash draw-downs of $0.7 million have been applied against the provision, resulting in a remaining provision balance of $0.1 million as at December 31, 2003. The restructuring is complete, except for costs that are expected to be paid on the leased facilities in Munich, Germany (lease expiration January 2013) and Nepean, Ontario (lease expiration January 2006).

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

      During the first quarter of 2002, the Company consolidated its electronics systems business from its facility in Kanata, Ontario into the Company’s existing systems manufacturing facility in Wilmington, Massachusetts and transferred its laser business from the Company’s Kanata, Ontario facility to its existing facility in Rugby, United Kingdom. In addition, the Company closed its Kanata, Ontario facility. The Company took a total restructuring charge of $2.7 million related to these activities in the first quarter of 2002. The $2.7 million charge consisted of $2.2 million to accrue employee severance and benefits for approximately 90 employees; $0.3 million for the write-off of furniture, equipment and system software; and $0.2 million for plant closure and other related costs. Future expense and cash outflow associated with 90 employees, whose employment was terminated, has been avoided, improving income before tax and cash flow by approximately $1.2 million per quarter. During the second quarter of fiscal 2002, the Company recorded additional restructuring charges of $1.4 million related to cancellation fees on contractual obligations of $0.3 million, a write-down of land and building in Kanata, Ontario and Rugby, United Kingdom of $0.8 million, and also leased facility costs of $0.3 million at the Farmington Hills, Michigan and Oxnard, California locations. The lease costs primarily related to future contractual obligations under operating leases, net of expected sublease revenue on leases that the Company cannot terminate. The write-downs of the building brought the properties offered for sale in line with market values and the recording of these write-downs had no effect on cash.

      The second major restructuring action in 2002 was the redirection of the Company’s precision optics operations in Nepean, Ontario away from optical telecommunications and into its custom optics business as a result of the telecom industry’s severe downturn. The Company reduced capacity at the Nepean, Ontario facility and recorded a pre-tax restructuring charge of $2.3 million in the fourth quarter of 2002, which included $0.6 million to accrue employee severance and benefits for approximately 41 employees. Future expense and cash outflow associated with 41 employees, whose employment was terminated, will be avoided, improving quarterly income before tax and cash flow by approximately $0.5 million per quarter. The Company also wrote-off approximately $0.2 million of excess fixed assets and wrote-down one of the Nepean, Ontario buildings by $0.2 million to its estimated fair market value. Additionally, the Company continued to evaluate accruals made in prior restructurings and we recorded charges of approximately $0.8 million for an adjustment to earlier provisions for leased facilities in the United States and Germany. Specifically, the $0.8 million in adjustments in the fourth quarter of 2002 related to earlier provisions for the leased facilities in Munich, Germany, Maple Grove, Minnesota and Farmington Hills, Michigan. Management had originally estimated a restructuring reserve of $0.5 million based upon the assumption that the Munich, Germany facility would be subleased in 2003. Instead, the market for commercial real estate in Munich, Germany declined further making recovery of the lease rate less likely. Therefore, an additional provision of $0.5 million was recorded to cover a longer anticipated time to sublease the space and to reflect a sublease at less than our existing lease rates. The Maple Grove, Minnesota facility had been subleased through January 2003. Management had anticipated finding a buyer for this building by January 2003, exercising of the option to purchase the building and not paying the remaining lease costs. As this did not happen, the contractual lease costs through the end of the lease in June 2003 of $0.2 million were accrued. The Farmington Hills, Michigan facility, also, was not sold by the end of 2002, so the costs for the unused space through the end of the lease in June 2003 of $0.1 million were accrued. The Company also took a further write-down of $0.3 million on the buildings in Kanata, Ontario and Rugby, United Kingdom and a $0.1 million write-off for fixed assets in Kanata, Ontario and a $0.1 million write-down to estimated fair value for the Maple Grove, Minnesota and Farmington Hills, Michigan facilities.

      At December 31, 2002, the net book value of two facilities, one in Kanata, Ontario and the other in Nepean, Ontario, were classified as held for sale and included in other assets. The Nepean, Ontario facility was sold in the second quarter of 2003. The Company sold the Kanata, Ontario property during the fourth quarter of 2003. Because the selling price for the Kanata facility was less than the net book value, the Company took restructuring charges of $0.1 million in the second quarter of 2003 and an additional charge of $0.2 million in the third quarter of 2003.

      Cumulative cash payments of approximately $4.1 million and non-cash draw-downs of $1.8 million have been applied against the provisions taken in 2002, resulting in a remaining provision balance of $0.5 million at December 31, 2003. For severance related costs associated with these two restructuring actions, the actions are complete and the Company does not anticipate taking additional restructuring charges and has finalized payment in 2003. The Company will continue to evaluate the fair value of the buildings and fixed assets that were written down. The restructuring accrual is expected to be completely utilized during January 2013 at the end of the lease term for the Munich, Germany facility. The Company estimated the restructuring charge for the Munich, Germany facility based on contractual payments required on the lease for the unused space, less what is expected to be received for subleasing. Because this is a long-term lease that extends until 2013, the Company will draw-down the amount accrued over the life of the lease. Future sublease market conditions may require the Company to make further adjustments to this restructuring reserve.

      The result of this restructuring activity was the establishment of our three new primary business segments: Components Group, Laser Group and Laser Systems Group. In addition, it also provided improved working capital management, which substantially reduced investment in receivables and inventories.

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

      As a continuation of the restructuring plan initiated in the first quarter of 2003 to reduce our distribution and service groups, during the second quarter of 2003 the Company further reduced its European operations, including terminating an additional 10 employees in Europe and closing its Paris, France office. Also, the Company closed its office in Hong Kong and terminated 7 employees from that location. Additionally, the Company terminated 8 employees in other offices in Asia Pacific. Associated with these actions taken in the second quarter of 2003, the Company recorded restructuring charges of $0.8 million, consisting of severance and termination benefits of $0.6 million, and lease and contract termination charges of $0.2 million. In the third quarter of 2003, the Company incurred restructuring charges of $0.1 million for the closing of offices in Asia Pacific.

      As the Company has retained certain employees to help with the transition of work beyond the minimum periods specified in SFAS 146, the Company accrued additional termination and severance benefits for these employees of approximately $0.1 million during the third quarter of 2003, as a result of the actions taken in the first and second quarters of 2003. Additionally, during the third quarter of 2003 the Company reversed restructuring expense of approximately $0.1 million for severance costs accrued in prior quarters that will not be incurred. In the fourth quarter of 2003, the Company incurred less than $0.1 million for additional severance and termination benefits associated with the European restructuring plan.

      Although the Company does not report restructuring by segment, SFAS 146 requires disclosure of restructuring activities by segment. The alignment of the service and distribution groups described above is primarily related to our Laser Systems segment. Total costs incurred, net of $0.1 million in reversals noted above, were $1.9 million. All costs were incurred during 2003, and it is not anticipated that there will be any additional charges for this restructuring initiative.

      As part of its review of the restructuring actions taken in prior years, during the second quarter of 2003 the Company took an additional $0.3 million restructuring charge for the anticipated loss on the market value of the Farmington Hills, Michigan and Maple Grove, Minnesota facilities, on which the Company first took a restructuring charge in 2000, as noted above. Also, the Company took an additional charge of $0.1 million in the second quarter of 2003 and a charge of $0.2 million in the third quarter of 2003 to write-down the net book value of the Kanata, Ontario facility to its estimated fair market value. The Company had previously written down the Kanata, Ontario facility in 2002, as noted above. In the fourth quarter of 2003, the Company recorded an additional restructuring provision of $0.7 million for the Munich, Germany facility. This additional charge was necessary in light of the continued decline in the commercial real estate lease rates in that market as compared to our lease rate and the longer time anticipated to find a subtenant. The Company has taken charges on this Munich facility in 2000, 2001, 2002 and 2003 totaling $1.7 million. The lease on the Munich office continues through January 2013. As the commercial real estate market is difficult to predict, the Company will continue to evaluate the restructuring accrual associated with the Munich office and will adjust the provisions as required.

      Cumulative cash payments of approximately $1.8 million and non-cash draw-downs of $0.7 million and reversal of expense of $0.1 million have been applied against the provisions taken in 2003, resulting in a remaining provision balance of $0.8 million as at December 31, 2003, which is primarily related to the accrual on the Munich office.

2003 Compared to 2002

      Sales by Segment. The following table sets forth sales in millions of dollars by our business segments for 2003 and 2002.

	2003	2002	Increase
	Sales	Sales	(Decrease)

Components	$73.8	$70.5	$3.3
Lasers	33.4	23.7	9.7
Laser Systems	82.7	65.9	16.8
Other and intra-segment eliminations	(4.3)	(1.0)	(3.3)

Total	$185.6	$159.1	$26.5

      Sales for 2003 increased by $26.5 million or 17% compared to 2002. The increase in sales is primarily a result of the gradual economic recovery we have begun to see in the latter part of 2003. Sales in all our business segments showed improvement over the prior year, after the impact of acquisitions. While we have seen increased order demand across the board and we are cautiously optimistic, visibility for future sales projections is still limited.

      Sales in the Components segment increased in 2003 by $3.3 million, or 5%, compared to 2002. The sales increase was primarily as a result of sales generated from the acquisitions. The Encoder product line acquired from DRC in May 2003 contributed $4.9 million to the sales increase and the Westwind acquisition contributed $2.5 million in sales since its acquisition date in December 2003. The precision optics product line also saw increases in sales in 2003 due to customers increased spending in the defense market. These increases were offset by declines in sales from the printer product line because of delayed introduction of new products caused by our customers’ decision to delay their new programs. Laser imaging sales declined as anticipated in the end of life for this mature product, which will continue to decline in the future.

      Sales in the Lasers segment increased by $9.7 million, or 41%, above 2002 results. $5.1 million of this increase is attributable to sales generated by the Spectron product lines since the acquisition in May 2003. The remainder of the increase of approximately $4.6 million is primarily due to stronger sales from the JK series of products.

      The sales of Laser Systems improved markedly with a $16.8 million, or 25%, increase from 2002. Steady improvement in worldwide semiconductor sales, and DRAMs in particular, are the underlying drivers for the sales improvement. Our major product lines (memory repair, wafer trim, circuit trim, and wafermark) all experienced improved sales in 2003 as compared to 2002. Memory repair accounted for approximately 70% of the increase in the Laser Systems total sales increase.

      Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: the United States; Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill-to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific, but the sales of our systems are billed and shipped to locations in the United States. These sales are therefore reflected in United

States totals in the table below. The following table shows sales in millions of dollars to each geographic region for 2003, 2002 and 2001.

	2003		2002		2001

	Sales	% of Total	Sales	% of Total	Sales	% of Total

United States	$91.8	49%	$94.7	59%	$119.3	48%
Canada	1.6	1	1.9	1	11.4	5
Latin and South America	1.1	1	1.2	1	0.9	—
Europe	27.4	15	25.8	16	50.7	20
Japan	36.1	19	23.5	15	41.0	17
Asia-Pacific, other	27.6	15	12.0	8	24.6	10

Total	$185.6	100%	$159.1	100%	$247.9	100%

      In 2003, we saw increased sales activity from Asia Pacific and Japan led primarily by the increase in demand for our Laser Systems products. We anticipate this trend will continue. We also had greater penetration into the Asian and Japanese markets with our JK series of products in our Lasers segment. Although the European economy remains lackluster, our year over year percentage decreased only slightly, as we were helped by the acquisition of the Spectron product line, which has a strong installed based in Europe. North America continues to be the most active sales region for our Components segment. With the acquisition of Westwind into our Components segment, the mix may change in the future, because the PCB market for Westwind air-bearing spindles is heavily dominated by Asia.

      Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Backlog was $74.6 million at December 31, 2003, compared $41.8 million at December 31, 2002 and $50.2 million at December 31, 2001.

      Gross Profit. Gross profit was 36.9% in 2003 compared to 30.9% in 2002. This is a 6.0 percentage points increase in the gross profit percentage. There are numerous factors that can influence gross profit percentage including product mix, pricing, volume, third-party costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, at any particular time. The primary reasons for the higher gross profit percentage in 2003 are a decrease in net inventory provision, a lower warranty expense, and a decrease in fixed manufacturing overhead as a percentage of revenue. Additionally, there were numerous smaller changes in costs of goods sold that helped to improve the gross margin.

      Specifically in 2002, the Company recorded inventory provisions of $3.7 million compared to net provisions of $0.6 million in 2003. This decrease of $3.1 million contributed 2.0 percentage points to the increase in gross margin. The inventory provision for 2003 is lower by approximately $1.2 million, because of sales during 2003 of inventory that had been written-down in previous years in our Lasers segment. Our Laser Systems segment also had lower inventory provisions in 2003, due to increased sales in various product lines, including memory repair, circuit trim and wafermark.

      The lower warranty expense contributed 1.3 percentage points to the increase in gross margin. The savings in warranty spending primarily relates to higher expense in 2002 for warranty activities in our Laser Systems segment related to the DrillStar and semiconductor wafer marker product lines. Most of our DrillStar products were no longer under warranty in 2003.

      As a result of restructuring our service organization in 2003, the Company lowered costs of service in our Laser Systems and Lasers segments. These lower costs contributed approximately 1.9 percentage points to the improved gross profit percentage in 2003.

      Also, fixed manufacturing overhead, while it increased in absolute amounts, as a percentage of revenue it decreased from 14.2% of revenue in 2003 to 12.6% of revenue in 2003, this contributed 1.6 percentage points to the increase in gross profit percentage.

      Offsetting these favorable improvements in gross profit was an increase in the costs of material as a percentage of sales, resulting from changes in product mix and higher costs of materials. This led to an increase of 1.5 percentage points.

      The net of smaller increases and decreases in other categories of cost of goods sold contributed 0.7 percentage points to the increased gross margin in 2003.

      We classify service sales support and service management costs as selling, general and administrative expenses, which is prepared on a consolidated basis only and is not available by segment, which is why we do not present gross profit by segment.

      Research and Development Expenses. Research and Development (R&D) expenses for 2003 were 7.5% of sales or $13.9 million, compared to 12.4% of sales or $19.7 million in 2002, a decrease of $5.8 million.

The R&D expenses in the Components segment were $4.5 million in 2003 compared to $4.2 million in 2002, which is an increase of $0.3 million. The R&D expenses in the Lasers segment were $2.9 million in both 2003 and 2002. The R&D expenses in the Laser Systems segment were $6.1 million in 2003 compared to $12.0 million in 2002. The decrease of $5.9 million in 2003, primarily from lower personnel costs and lower project spending, reflects the completion of major projects and the impact of initiatives undertaken by the Company to focus our spending on key potential growth areas. R&D expenses of $0.4 million in 2003 compared to $0.6 million in 2002 were recorded at the corporate level. These expenses primarily relate to personnel costs associated with the Company’s intellectual property activities and are not attributable to one segment. The decrease of $0.2 million was due to lower personnel costs.

      Selling, General and Administrative Expenses. Selling, General and Administrative (SG&A) expenses decreased by $7.2 million to $49.0 million, or 26.5% of sales, in 2003 compared to $56.2 million, or 35.3% of sales, in 2002.

      The reduction in expenses in 2003 is primarily due to a combined decrease of $3.6 million in salaries, benefits and travel expenses due to headcount assigned to SG&A being on average 15% lower in 2003 as compared to 2002. Other factors include a $2.1 million reduction in facility and depreciation costs, as well as a $2.0 million reduction in sales support and service management from downsizing in Europe, Canada, Asia Pacific and the United States. There were smaller increases and cost savings in various other areas of SG&A, as the Company maintained tight fiscal control that totaled $1.6 million. These decreases in expenses were partially offset by $2.2 million of legal and other expenses incurred in 2003 related to the proposal to the shareholders to reorganize the Company as a United States domiciled corporation. This proposal was withdrawn by the Company in August 2003.

      As noted above, we classify service sales support and service management costs as selling, general and administrative expenses, which is prepared on a consolidated basis only and is not available by segment, which is why we do not present gross profit by segment.

      Amortization of Purchased Intangibles. Amortization of purchased intangibles was $5.7 million in 2003 compared to $5.1 million in 2002. The $0.6 million increase in amortization is due to our acquisitions in 2003. In 2004, the intangibles from the merger of General Scanning and Lumonics will become fully amortized, which will result in a savings of approximately $1.0 million per quarter starting in the second quarter of 2004. Offsetting this savings will be additional amortization of approximately $0.3 million per quarter related to the acquisition of Westwind, as the acquisition occurred late in the fourth quarter of 2003. Additionally, in 2004 we will have a full year of amortization for the intangibles from the Spectron and the DRC acquisitions compared to eight months for each acquisition in 2003. Any potential future acquisition could impact the amount of amortization expense depending on the nature of assets acquired.

      Restructuring. As described above and in note 10 to the audited consolidated financial statements for the year ended December 31, 2003, we recorded restructuring charges of $3.2 million in the year ended December 31, 2003 and $6.4 million in the year ended December 31, 2002.

      Other. During 2003, the Company recorded a reserve of approximately $0.6 million on notes receivable initially recorded in 1998. The reserve was provided because of a default on the quarterly payment due in

March 2003. During 2003, the Company also took a $0.5 million write off against idle and obsolete fixed assets. Additionally, the Company recorded a benefit of approximately $0.2 million for royalties earned on a divested product line. In 2002, other includes a net benefit of $0.7 million from settlement of two lawsuits during 2002 and royalty income of $0.3 million.

      Profit (Loss) from Operations. The following table sets forth profits and losses from operations in thousands of dollars by our business segments for the years ended December 31, 2003 and 2002.

	Year Ended
	December 31,

	2003	2002

Profit (loss) from operations before income taxes
Components	$15,665	$16,763
Lasers	1,071	(5,010)
Laser Systems	8,042	(18,732)

Total by segment	24,778	(6,979)
Unallocated amounts:
Corporate expenses	19,148	19,754
Amortization of purchased intangibles	5,657	5,135
Restructuring and other	4,059	5,427

Loss from operations	$(4,086)	$(37,295)

      Gain (loss) on Sale of Assets and Investments. During 2003, we recorded gains of $0.1 million on the sales of our Nepean and Kanata facilities. There were no gains or losses in 2002.

      Interest Income. Interest income was $1.9 million in 2003 compared to $2.7 million in 2002. The $0.8 million decrease in interest income in 2003 was due to continuous declines in interest rates coupled with a more conservative investment policy.

      Interest Expense. Interest expense was $0.2 million in 2003 compared to $0.7 million in 2002. The decrease of $0.5 million in interest expense in 2003 was due to lower balances of debt in 2003 than 2002. During 2003, the Company had no bank debt. Interest expense is primarily from discounting receivables with recourse at a bank and for interest on deferred compensation.

      Other Income (Expense). In 2002, we recorded a write-down of approximately $0.6 million related to an investment in OpNet Partners, L.P. See note 9 to the audited consolidated financial statements. There were no similar expenses in 2003.

      Foreign exchange transaction gains (losses). Foreign exchange transaction gains were $0.5 million in 2003 compared to losses of $0.8 million in 2002. These amounts arise, primarily, from the functional currency of a division differing from its local currency, transactions denominated in currencies other than local currency and, beginning in 2003, unrealized gains (losses) on derivative contracts.

      Income Taxes. The effective tax rate for 2003 was (17.4%) of loss before taxes, compared to an effective tax rate of 24.5% for 2002. The tax provision for the year largely reflects taxes in the Company’s foreign locations, where profits were reported. Our tax rates in 2003 and 2002 reflect the fact that we do not recognize the tax benefit from losses in certain countries where future use of the losses is uncertain and other non-deductible costs. The Company believes it is more likely than not that the remaining deferred tax assets will be realized principally through future taxable income and carry backs to taxable income in prior years.

      Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carry-back and carry-forward periods, existing sales backlog, future taxable income projections and tax planning strategies. We have previously provided valuation allowances against losses in the parent company and subsidiaries with an inconsistent history of taxable income and loss due to the uncertainty of their realization. In addition, the Company has provided a valuation allowance on tax credits, due to the uncertainty of generating earned income to claim the tax credits. In the event that actual results differ from our estimates of future taxable income, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could have a material impact our financial position and results of operations.

      In the fourth quarter of fiscal 2003 we reversed a $3 million valuation allowance for a jurisdiction because sufficient positive evidence exists, including tax-planning strategies, to support its reversal. We also reversed a $7.3 million valuation allowance provided in previous years for a jurisdiction because sufficient positive evidence exists to conclude it was more likely than not to be realized. The Company’s evaluation of the realization of deferred tax assets is based upon evidence of cumulative historical profitability and estimates of future taxable income.

      In one jurisdiction, the Company was profitable in the third and fourth quarters of fiscal year 2003, but was not profitable overall in the fiscal 2001 to 2003 period. Projections of future earnings, based on revenue assumptions consistent with industry forecasts along with the necessary operating expenses to support the Company’s revenue assumptions, indicate the loss carry-forwards could be fully utilized within two years. In the fourth quarter of fiscal 2003, we established a $12 million valuation allowance against deferred tax assets based on judgment, including consideration of historical losses and projections of future profits with substantially more weight being placed on recent losses than any projections of future profitability. We expect to maintain a full valuation allowance for that jurisdiction until we can sustain an appropriate level of profitability and sufficient positive evidence exists to support its reversal. To the degree we have pre-tax incomes in that jurisdiction, no tax charge will be recorded for that jurisdiction until such time as the valuation allowance is reversed. Income taxes will continue to be recorded for other jurisdictions.

      We also recorded an income tax benefit totaling $2.7 million, primarily attributable to the reversal of accrued income tax liabilities resulting from management’s analysis of these accruals.

      We will continue to monitor the recoverability of our deferred tax asset on a periodic basis.

      Net Income (Loss). As a result of the forgoing factors, net loss during 2003 was reduced to $2.2 million from a net loss of $27.7 million in 2002.

2002 Compared to 2001

      Sales by Segment. The following table sets forth sales in millions of dollars by our business segments for 2002 and 2001.

	2002	2001
	Sales	Sales

Components	$70.5	$88.7
Lasers	23.7	39.1
Laser Systems	65.9	124.0
Other and intra-segment eliminations	(1.0)	(3.9)

Total	$159.1	$247.9

      Sales for 2002 decreased by $88.8 million or 36% compared to 2001. The divestiture and discontinuation of product lines accounted for $12 million of this reduction. The primary reason in 2002 for the decline was the deep recession in the market for semiconductor and electronic capital equipment and optical telecommunications components, which began midway through 2001.

      Sales in the Components segment decreased in 2002 by $18.2 million or 21% compared to 2001. The weakness in the telecommunications market sector was the primary cause for the decline. Sales from the product lines linked to that sector accounted for a combined $9.6 million in sales reduction. Other factors were a $6.1 million reduction in the Optical Scanning product line affected by the downturn of the semiconductor industry and the market for laser ophthalmology equipment and $1.8 million decline in our GMAX product line affected by a slow down in Europe and North America. Discontinued product lines contributed another $0.7 million in sales decrease against 2001.

      Sales in the Lasers segment declined in 2002 by $15.4 million or 39% below 2001 results. The decline was due to a combination of repositioning the business out of high power automotive lasers into lower power lasers for medical and other markets, as well as the introduction of a new family of products. Our JK series and Excimer laser product lines accounted for $10.8 million or 70% of the sales decline in this segment against 2001. Excimer laser sales declined as a result of the collapse of the telecommunications market. Discontinued product lines accounted for $1.4 million of the 2002 sales decline.

      The sales in 2002 of Laser Systems suffered the most with a $58.1 million or 47% decline from 2001. Our Trim & Test, WaferMark and DrillStar product line sales decreased by a combined $57.9 million primarily due to lower volume reflecting the downturn in the global semiconductor, electronics and telecom industries. These factors were partially offset by market acceptance of our Memory Repair product line, sales of which increased by $10.9 million in 2002 from 2001. Discontinued and divested product lines accounted for $10 million of the 2002 sales decline.

      Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: the United States; Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific, but the sales of our systems are billed and shipped to locations in the United States. These sales are therefore reflected in United States totals in the table below. The following table shows sales in millions of dollars to each geographic region for 2002, 2001.

	2002		2001

		% of		% of
	Sales	total	Sales	total

United States	$94.7	59%	$119.3	48%
Canada	1.9	1	11.4	5
Latin and South America	1.2	1	0.9	—
Europe	25.8	16	50.7	20
Japan	23.5	15	41.0	17
Asia-Pacific, other	12.0	8	24.6	10

Total	$159.1	100%	$247.9	100%

      The significant downturn in economic conditions that commenced in 2001, especially in the global semiconductor, electronics and telecom industries, impacted sales in all of our geographic regions in 2002. The 2002 sales decline of 20.6% in the United States was not as marked as the percent decline in other regions, because there was a relatively moderate sales decline of 23% in the Components segment, which is predominately in the United States, and there was a $6.4 million sales increase in 2002 in the United States in Memory Repair over 2001. Sales from the Components segment and Memory Repair accounted for respectively $52.7 million or 56%, and $12.5 or 13% of the sales recorded in the United States in 2002. Other products sold in the United States recorded a combined 40% decline in 2002. The decline in Canada in 2002 compared to 2001 relate primarily to the downturn of the optics and telecommunication market sectors. Europe, Japan and Asia Pacific all suffered from the downturn in the semiconductor and electronics markets in 2002.

      Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Backlog was $42 million at December 31, 2002 compared to $50 million at December 31, 2001.

      Gross Profit. Gross profit was 30.9% in 2002 and 34.6% in 2001. Gross profit as a percentage of sales in 2002 decreased compared to 2001 primarily as a result of fixed costs representing a larger percentage of cost of sales in 2002 as compared to 2001. When sales dropped dramatically, fixed costs as a percentage of sales increased. Fixed costs for manufacturing and service were 18.1% of sales in 2002 versus 14.6% in 2001. These fixed costs of sales were higher, year over year, as a percentage of sales, despite decreasing by $7.4 million, or 20%, from 2001 to 2002, because sales in the same period decreased by 36%. Fixed costs are not variable to sales and it was not possible to quickly reduce these expenses. Major items in fixed costs are salaries and benefits for non-direct labor, facility and occupancy costs (rent and buildings that are under long term contracts) and depreciation expense (which is spread over the life of the assets). We have tried through restructurings to reduce fixed costs over time, but we cannot reduce fixed costs as a one-for-one match to sales declines in any particular period. Favorable fluctuations as a percentage of sales in cost of materials (3%) and other costs of sales (1%) were offset by unfavorable fluctuations as a percentage of sales in direct service cost (3%) and inventory provision (1%).

      Although the number of competitors in our marketplace remained relatively constant, demand for our products, particularly products in the markets served by our Laser Systems segment, decreased in 2002 from 2001. As a result, we faced increased competition for fewer potential sales. In an effort to reduce some of our slower moving inventory, we reduced prices on some of our products in 2002, primarily in lines in which the Company did not expect to focus significant resources in the future.

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

      Research and Development Expenses. Research and Development (R&D) expenses for 2002 were 12.4% of sales or $19.7 million, compared to 10.0% of sales or $24.9 million in 2001.

      The R&D expenses in the Components segment were $4.2 million in 2002 compared to $5.9 million in 2001. The decrease in R&D expenses of $1.7 million in 2002 is due primarily to a $1.3 million reduction in projects related to the telecommunications market.

      The R&D expenses in the Lasers segment were $2.9 million in 2002 compared to $3.0 million in 2001. The modest reduction in R&D spending in 2002 in spite of lower sales confirm the Company’s commitment to grow the equipment sales in this segment.

      The R&D expenses in the Laser Systems segment were $12.0 million in 2002 compared to $16.1 million in 2001. The decrease of $4.1 million in 2002 reflects the completion of major projects and the impact of initiatives undertaken by the Company to focus our spending on key potential growth areas.

      R&D expenses for $0.6 million in 2002 compared to none in 2001 were recorded at the corporate level. These expenses are mostly in support of our patent application management. In 2001 similar expenses were recorded at the factory level.

      Selling, General and Administrative Expenses. Selling, General and Administrative (SG&A) expenses decreased by $18.3 million to $56.2 million, or 35.4% of sales, in 2002 compared to $74.5 million, or 30.1% of sales, in 2001. There was a 31% reduction in SG&A headcount from December 31, 2001 to December 31, 2002. SG&A cost reductions, however, did not decline during 2002 proportionately as much as our sales, resulting in an increase in SG&A as a percentage of sales ratio from 2001 to 2002. Of the total decrease in SG&A expenses from 2001 to 2002, $9 million or 49% of the decrease was attributable to reduced personnel costs, such as salaries and benefits, as a result of the reductions in headcount made during 2002 and mandatory shutdown days. Also, as a result of decreased hiring, recruiting expenses decreased by $0.5 million.

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

      Restructuring. As described above and in note 10 to the audited consolidated financial statements for the year ended December 31, 2002, we recorded restructuring charges of $6.4 million in the year ended December 31, 2002 and of $2.9 million in the year ended December 31, 2001.

      Other. Other includes a net benefit of $0.7 million from settlement of two lawsuits during 2002 and royalty income of $0.3 million. As more fully described in note 10 to the audited consolidated financial statements for the year ended December 31, 2002, during the fourth quarter of 2001, the Company recorded a reduction of purchased intangibles related to technologies no longer a part of the business in the amount of $1.8 million. Also, during 2001, the Company recorded a benefit of $0.3 million related to royalties earned on the divested OLT precision alignment system product line. The Company also adjusted a $19 million provision originally recorded in the first quarter of fiscal 1999 related to litigation and recorded a benefit of $1.6 million when the litigation was settled.

      Profit (Loss) from Operations. The following table sets forth profits or losses from operations in thousands of dollars by our business segments for the years ended December 31, 2002 and 2001.

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

      Interest Income. Interest income was $2.7 million in 2002 compared to $5.1 million in 2001. The $2.4 million decrease in interest income in 2002 was due to continuous declines in interest rates.

      Interest Expense. Interest expense was $0.7 million in 2002 compared to $0.9 million in 2001. The $0.2 million decrease in interest expense in 2002 was due to lower balances of debt in 2002 than 2001. By the end of December 2002, the Company had no bank debt.

      Other Expense. In 2002, we recorded a write-down of approximately $0.6 million related to an investment in OpNet Partners, L.P. See note 9 to the audited consolidated financial statements.

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

      Revenue Recognition. We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, risk of loss has passed to the customer and collection of the resulting receivable is probable. We design, market and sell our products as standard configurations. Accordingly, customer acceptance provisions for standard configurations are generally based on seller-specified criteria, which we demonstrate prior to shipment. Revenue on new products is deferred until we have established a track record of customer acceptance on these new products. When customer-specified objective criteria exist, revenue is deferred until customer acceptance if we cannot demonstrate the system meets these specifications prior to shipment. Should management determine that these customer acceptance provisions are not met for certain future transactions, revenue recognized for any reporting period could be affected. There are no significant obligations that remain after shipping other than normal warranty and some installation. Installation is usually a routine process without problems and the Company considers it to be inconsequential or perfunctory. The Company typically negotiates trade discounts and agreed terms in advance of order acceptance and records any such items as a reduction of revenue. The Company rarely has returns and/or price adjustments; credits for returns under warranty occur mostly in the Components segment, and are not frequent. Shipping and handling costs are normally borne by the customer and the Company’s normal practice is to ship “collect,” with no charge for shipping and handling on the invoice.

      Stock Based Compensation. We recognize compensation expense for stock options under the intrinsic value method, as allowed under APB 25. At this time, the Company does not intend to include stock based compensation expense directly in the results of operations, except as required under APB 25, but to disclose the pro-forma effects of stock based compensation in the notes to the financial statements. It is anticipated that the accounting rules will change effective 2005 to require the expensing of all stock based compensation per a fair value method of accounting. This will lower our results of operations. See note 6 to the financial statements for the disclosure of the effects of stock based compensation.

      Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Inventory. We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. In 2002 and 2001, sales volumes had been adversely impacted by the general economic downturn, and the semiconductor, electronics and telecommunication industries downturn in particular, and inventory has been affected accordingly. In 2003, our overall inventory provisions were lower than in the prior two years. This was the result of two factors. First, in 2003 we sold products on which we had previously taken inventory provisions, allowing us to reduce the provision. Second, we did not need to make significant additional provisions for excess inventory because usage of inventory increased, which was helped by the higher volume of sales that occurred in 2003. If actual market conditions become less favorable in the future than those projected by management, additional inventory write-downs may be required.

      The Company has in place policies to review inventory values to ensure that inventory is recorded at the lower of cost or net realizable values. The Company regularly reviews inventory values based on expected future usage. If, using our best judgment and based on information available, there is excess inventory, the Company will establish a reserve. As the sales demand for the Company’s products declines, the Company establishes additional inventory reserves for potential excess and obsolete inventory. Historically, the majority of these reserves have been in product lines associated with our Laser and Laser Systems segments. The Company believes that the current inventory provisions are adequate. However, no assurances can be given that such provisions will continue to be adequate or that the markets that our products serve will not further deteriorate. The Company does not typically realize significant proceeds or margins on the sale or other disposition of this inventory.

      In general, after the Company establishes a reserve on inventory, various options are reviewed before a decision is made to dispose of the written-down excess inventory. The Company may decide to keep the inventory to support anticipated sales, which may be outside the time frames of our reserve policy. We will review to see if the inventory can be used in other product lines or in research and development efforts. The Company will determine if there is an outside market to which the parts can be moved, such as a scrap vendor. Much of our reserved inventory is highly customized and cannot be sold for scrap or used in other products, and is ultimately disposed of for insignificant proceeds. Disposal of inventory is made after all other options for use of the written-down inventory have been exhausted.

      Net inventory provisions included in cost of goods sold were $0.6 million in fiscal 2003 and $3.7 million in each of fiscal 2002 and fiscal 2003. The inventory provision for 2003 is lower by approximately $1.2 million, because of sales during 2003 of inventory that had been written-down in previous years in our Lasers segment. If this had not been included in cost of goods sold, our gross profit percentage would have been 36.3% instead of 36.9%. As the economy gradually improved and sales increased in 2003, there was less need for additional inventory provisions than in 2002 and 2001.

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

      Restructuring. During fiscal year 2003, 2002 and 2001, we recorded significant reserves in connection with our restructuring program. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. Some of these accruals relate to costs of excess leased facilities that are under long-term leases. Our estimate of the reserve is based on estimates of market value of leased buildings, where we have made residual value guarantees, or of office rental rates in the future in various markets and the time required to sublease the space, both of which are subject to many variables, such as economic conditions and amount of space available in the market. Additionally, our restructuring reserve includes estimates to reduce owned buildings to market value. We are trying to sell the buildings in Maple Grove, Minnesota and Farmington Hills, Michigan, but there are many factors that could affect the fair market value or final value that we receive in any sale. As a result, there may be adjustments to our reserves. Although we do not anticipate significant changes, the actual costs may differ from these estimates and we may be required to make additional restructuring reserves.

      Deferred Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets totaling $12.1 million within our December 31, 2003 consolidated balance sheet, after providing a valuation allowance of $24.4 million, as presented in note 8 to the consolidated financial statements.

      We assess the likelihood that our deferred tax assets will be recovered. To the extent that we believe that future recovery is not likely, we must establish a valuation allowance. To the extent we establish or increase a valuation allowance, we must include an expense within the tax provision in the statement of operations.

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our gross deferred tax assets. The Company has provided valuation allowances against losses in the parent Company and subsidiaries with an inconsistent history of taxable income and loss due to the uncertainty of their realization. In addition, the Company has provided a valuation allowance on tax credits, due to the uncertainty of generating earned income to claim the tax credits. In the event that actual results differ from our estimates of future taxable income, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could impact our financial position and results of operations.

      Intangible Assets. In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future operating results, cash flows, planned uses of technology and other factors to determine the fair value of the respective assets. We reviewed the intangible assets for potential impairment, and determined that there was no adjustment needed. There were no impairment adjustments in 2002. During the fourth quarter of 2001, we determined that the carrying value of our intangible assets was no longer fully recoverable based on a review of our assumptions. As a result, we recognized an impairment charge of $1.8 million in 2001. If our estimates or their related assumptions change in the future, we may require adjustments to the carrying value of the remaining assets.

      Pension Plan. The Company’s United Kingdom subsidiary maintains a defined benefit pension plan. The membership in this plan was closed effective 1997. In December 2002, the Company notified plan participants that it no longer wanted to sponsor the final salary plan. After a consultation period, the curtailment of the plan was effective June 1, 2003. At December 31, 2003, because of significant declines in the stock market and low interest rates, the market value of the plan assets was approximately $2.4 million less than the projected benefit obligation as compared to $5.0 million at the end of 2002. The projected benefit obligation at December 31, 2003 reflects the effect of a gain on the curtailment of $0.8 million. This gain was not reflected in the results of operations, because the unrecognized net loss exceeded the curtailment gain. The accumulated benefit obligation and the projected benefit obligation are now equal.

      The accounting rules applicable to our pension plan require amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension income or pension expense is the expected return on plan assets. We have assumed, based on the type of securities in which the plan assets are invested and the long-term historical returns of these investments, that the long-term expected return on pension assets will be 6.5% and its assumed discount rate will be 6.5%. Given our pension plan’s current under-funded status, absent improved market conditions, we may be required to increase cash contributions to our pension plan in future years. Further declines in the stock market and lower rates of return could increase our required contributions.

      Since the market value of our pension assets at December 31, 2003 was less than the accumulated pension benefit obligation, the Company recorded a $1.5 million non-cash charge to other comprehensive income in stockholders’ equity and an accrued long-term pension liability. This charge to equity did not affect net loss. The charge will only be reversed when the value of the pension assets exceed the accumulated pension benefit obligation as of a future measurement date.

Liquidity and Capital Resources

Lines of Credit

      At December 31, 2003, the Company had no lines of credit but had two bank guarantees in Pounds Sterling and Euros with National Westminster Bank, or NatWest, and Deutsche Bank respectively, for a total amount of available credit of $0.2 million versus lines of credit and guarantees of $12.1 million at December 31, 2002. At December 31, 2002, the Company had an $8.0 million line of credit with Fleet that expired and was replaced with a pledge agreement on June 27, 2003 for $4.0 million, which is used to support the foreign currency swap contract. At December 31, 2003, pursuant to a security agreement between the Company and Fleet, marketable securities totaling $5.0 million had been pledged as collateral for the Fleet pledge agreement. NatWest provides a $0.1 million bank guarantee for letters of credit used for VAT and duty purposes in the United Kingdom. The Deutsche Bank guarantee of $0.1 is for our Munich, Germany office lease.

      At December 31, 2002, the Company had a line of credit with Canadian Imperial Bank of Commerce (CIBC) denominated in Canadian dollars for approximately U.S. $4.0 million. The Company reviewed this $4.0 million line of credit with CIBC and a decision to cancel the line of credit was conveyed to CIBC prior to December 31, 2002. By giving CIBC appropriate advance notice, the Company initiated its right to cancel the line of credit at any time at no cost, excluding breakage fees relating to the used and outstanding amounts under fixed loan instruments, which were not material. The $4.0 million line of credit with CIBC was reduced by the end of the first quarter in 2003 to two letters of credit totaling $0.4 million, which were used to support the Company’s payroll and credit card programs. These two letters of credit were cancelled in the second quarter of 2003, thereby eliminating the CIBC line of credit.

Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

      The Company used $19.6 million in cash during 2003 to close the year on December 31, 2003 with cash and cash equivalents of $64.0 million compared to $83.6 million at December 31, 2002 and $103.0 million at December 31, 2001. In addition, short-term investments were $39.6 million at December 31, 2003 an increase of $10.6 million compared to December 31, 2002. Long-term and other investments totaled $3.7 million at December 31, 2003 versus $37.4 million at December 31, 2002. Short-term, long-term and other investments consist principally of commercial paper, government securities and mutual funds with original maturities greater than three months. The total of cash, cash equivalents and investments at December 31, 2003 was $107.3 million.

      We generated $21.8 million in cash from operating activities during 2003. The net loss, after adjustments for non-cash items, resulted in cash generation of $8.9 million in 2003. Inventories and current liabilities generated a further $20.2 million during 2003, which was partially offset by accounts receivable and current assets using $7.3 million. The cash generated by inventories is a result of our increased sales. Although accounts receivable balances are up significantly year over year, much of this is due to a combination of higher sales late in 2003 and the acquisition of Westwind in December of 2003. We generated $11.7 million in cash from operating activities during 2002. The net loss, after adjustments for non-cash items, resulted in a use of cash of $10.0 million in 2002. Accounts receivable, inventories and other current assets generated a further $29.8 million during 2002, which was offset by current liabilities using $8.1 million. Accounts receivables contributed $9.4 million due to a 17-day improvement in the average time of collection offset by the impact on receivables of a $2.7 million sales increase in the fourth quarter of 2002 over the fourth quarter of 2001.

Inventories contributed $19.6 million due to a reduction in manufacturing activities caused by lower demand in 2002 and management’s focus on disposing of slow moving inventory. These efforts resulted in inventory turns increasing to 3.0 at the end of 2002 from 2.3 at the end of 2001. The reduction in current liabilities is due to a lower manufacturing activities and lower spending due to a reduction in workforce. During 2001, we used $17.5 million in cash in operating activities. Net income, after adjustment for non-cash items, generated cash of $12.8 million in 2001. Accounts receivable, inventories and other current assets generated a further $57.4 million, which was more than offset by current liabilities using $87.7 million. Accounts receivable contributed $47.1 million as the 2001 balance dropped sharply as a result of a 56% decline in sales from the fourth quarter of 2000 to the fourth quarter of 2001, offset by a 5-day increase in the average time of collection. Inventories contributed $8.9 million due to a reduction in manufacturing activities. However the reduction in inventory did not match the sales decline resulting in a decrease in inventory turns to 2.3 from 4.3 in December 2000. The usage in current liabilities reflects the downturn in manufacturing activities and the reduction in workforce.

      During 2003, we made significant investments and utilized $41.7 million in cash. Our largest investments were for three acquisitions, which utilized $44.3 million in cash. Additionally, we used $21.6 million in cash for purchases of leased buildings and property, plant and equipment. Our investments were offset by net maturities and sales of investments of $23.4 million. We generated $0.8 million from the sale of a building in Nepean, Ontario. In 2002, we used $23.8 million in investing activities, including $132.9 million of purchases of short-term and long-term investments and $110.0 million of maturities of short and long-term investments. Investment in property, plant and equipment, net of disposals, used $3.0 million and in cash and other assets generated $2.0 million in 2002. During 2001, investing activities provided $12.4 million, including $109.4 million of purchases and $85.8 million of maturities of short-term investments. During 2001, we generated $38.5 million from the sale of our investment in PerkinElmer, Inc. and $7.3 million from the sale of our Laserdyne and Custom Systems product lines to Laserdyne Prima (see note 2 to the audited consolidated financial statements for details of both transactions). Investment in property, plant and equipment used $8.6 million in cash and other assets used $1.2 million.

      In 2003, we generated $0.8 million in cash from financing activities compared to $8.2 million in cash flow used in financing activities for the year ended December 31, 2002 and $6.3 million for the year ended December 31, 2001. The cash generated in 2003 is from the exercise of stock options and issuance of shares under the employee stock purchase plan. We made net repayments of bank indebtedness during 2002 of $6.4 million compared to $4.1 million in 2001, and a scheduled payment of $3.0 million on long-term debt in 2002 as compared to $4 million on long-term debt in 2001. These were partially offset by $1.2 million received in 2002 and $1.8 million received in 2001 from the exercise of stock options and issuance of shares under the employee stock purchase plan.

Other Liquidity Matters

      The Company’s final salary defined benefit pension plan in the United Kingdom has an excess of projected benefit obligation over the fair market value of plan assets of approximately $2.4 million at December 31, 2003. The Company’s funding policy is to fund pensions and other benefits based on widely used actuarial methods as permitted by regulatory authorities. These factors are subject to many changes, including the performance of investments of the plan assets. Because of the current underfunding and potential changes in the future, the Company may have to increase payments to fund the pension plan.

Contractual Obligations

      The following summarizes our contractual obligations at December 31, 2003 and the effect such obligations are expected to have on liquidity and cash flow in future years in thousands.

Contractual Obligations	Total	2004	2005 - 2006	2007 - 2008	After 2008

Operating leases(1)	$27,878	$3,214	$4,772	$2,942	$16,950
Unconditional purchase obligations	22,000	19,589	2,334	12	65
Other long-term obligations(2)	2,340	186	369	224	1,561

Total contractual cash obligations	$52,218	$22,989	$7,475	$3,178	$18,576

(1)	See note 11 to the audited consolidated financial statements.

(2)	See note 5 to the audited consolidated financial statements.

      The Company leased two facilities under operating lease agreements that expired in June 2003. At the end of the initial lease terms, these leases required the Company to renew the lease for a defined number of years at the fair market rental rate or purchase the properties at the fair market value. The lessor may have sold the facilities to a third party but the leases provided for a residual value guarantee by the Company of the first 85% of any loss the lessor may have incurred on its $19.1 million investment in the buildings. This would have become payable by the Company upon the termination of the transaction. In June 2003, the Company exercised its option to purchase the facilities for $18.9 million. There is no longer a residual value guarantee in connection with these leases. The lease agreement required, among other things, the Company to maintain specified quarterly financial ratios and conditions. As of March 29, 2002, the Company was in breach of the fixed charge coverage ratio, but on April 30, 2002, the Company entered into a security agreement with the Bank of Montreal (BMO) pursuant to which the Company deposited with BMO and pledged approximately $18.9 million as security in connection with the operating leases discussed above in exchange for a written waiver from BMO and BMO Global Capital Solutions for any Company defaults of or obligations to satisfy the specified financial covenants relating to the operating lease agreements until June 30, 2003. This item was included on the balance sheet in long-term investments at December 31, 2002 and was used to satisfy the purchase price of the buildings during June 2003. The properties were purchased for $18.9 million, but had an estimated fair market value of $12.5 million. Accruals that were recorded for these anticipated losses were used to offset the difference. The Farmington Hills, Michigan facility is included in property, plant and equipment and initially recorded at $6.1 million and the Maple Grove, Minnesota facility was initially included in other assets for $6.4 million, but was reclassified to property plant and equipment effective December 31, 2003. The Company is trying to sell these two facilities. The total expected value of the buildings at the time of sale may vary, depending on whether or not the buildings are leased at time of sale and whether the buildings are sold to a buyer/owner or to an investor. The Company will incur other costs such as lease and sales commissions. If market values for the two facilities were to decrease by 10%, our required provision would change by approximately $1.0 million.

      The Company only uses derivatives for hedging purposes. The following is a summary of the Company’s risk management strategies and the effect of these strategies on the Company’s consolidated financial statements.

      The Company has instituted a foreign currency cash flow hedging program to manage exposures to changes in foreign currency exchange rates associated with forecasted sales transactions. Currency forwards and swaps are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended or expected to occur and any previously unrealized hedging gains or losses recorded in other comprehensive income are immediately recorded to earnings. Earnings impacts for all designated hedges are recorded in the consolidated statement of operations generally on the same line item as the gain or loss on the item being hedged. The Company records all derivatives at fair value as assets or liabilities in the consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument. Effective January 1, 2003, the Company removed the designation of all short-term hedge contracts from their corresponding hedge relationships. Accordingly, such contracts are recorded at fair value with changes in fair value recognized currently in income starting January 1, 2003, instead of included in accumulated other comprehensive income. Unrealized gains on these contracts included in accumulated other comprehensive income at December 31, 2003 are recognized in the same periods as the underlying hedged transactions. Although the Company now marks-to-market short-term hedge contracts to the statement of operations, the Company does not intend to enter into hedging contracts for speculative purposes.

      At December 31, 2003, the Company had one long-term currency swap contract valued at $8.7 million United States dollars with an aggregate fair value loss of $1.4 million after-tax recorded in accumulated other comprehensive income with a maturity date in December 2005. At December 31, 2002, the Company had eleven foreign exchange forward contracts to purchase $16.9 million United States dollars and one long-term currency swap contract valued at $8.7 million United States dollars with an aggregate fair value loss of $0.5 million after-tax recorded in accumulated other comprehensive income and maturing at various dates in 2003. The ineffective portion of the derivative instruments totaled a combined loss of $0.3 million and is recorded in the consolidated statements of operations in foreign exchange gain (loss).

      On March 31, 2003, the Company completed the sale to a third party of its excess facility in Nepean, Ontario for a price of approximately U.S. $0.8 million. The gain on the sale of this facility of approximately U.S. $0.1 million was recorded in our second quarter of 2003.

      In December 2003, the Company closed on the sale of its Kanata, Ontario facility. The sale price was Canadian $3.0 million (approximately U.S. $2.3 million). As part of the sale agreement, the Company entered into a mortgage agreement with the purchaser for Canadian $2.7 million. The balance of the purchase price was in cash. The mortgage terms are interest free for three years and the principal is due on November 30, 2006. The Company has recorded the present value of the mortgage, using an imputed interest rate, as an other asset of approximately U.S. $1.9 million at December 31, 2003.

      The Company’s French subsidiary is subject to a claim by a customer of its French subsidiary that a Laserdyne 890 system, which was delivered in 1999, had unresolved technical problems that resulted in the customer’s loss of revenue and profit, plus the costs to repair the machine. In May 2001, the Le Creusot commercial court determined that the Company had breached its obligations to the customer and that it should be liable for damages. An expert appointed by the Le Creusot commercial court had filed an initial report, which estimated the cost to repair the machine at approximately French Franc 0.8 million (or approximately US$0.2 million). In the third quarter of 2003, the Company was notified that the customer is seeking cost of repairs, damages and lost profits of Euro 1.9 million (approximately US$2.3 million). The Le Creusot commercial court is reviewing the amount requested by the customer. The Company intends to vigorously defend this action and any claim amount. The customer has not paid Euro 0.3 million (or approximately US$0.4 million) of the purchase price for the system, which the Company believes it may offset against any damages. The Company has fully reserved this receivable. At this time, it is not possible to estimate an amount that the Company may be required to pay regarding this action.

Acquisitions

      On May 2, 2003, the Company acquired the principal assets of the Encoder division of Dynamics Research Corporation (DRC), located in Wilmington, Massachusetts. The purchase price of $3.1 million was comprised of $3.0 million in cash and $0.1 million in costs of the acquisition. The purchase price was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition. The addition of the Encoder division assets represents the addition of technology and products that expand the Company’s offering of precision motion control components. The integration of the Encoder division into the Company’s Components Group in Billerica, Massachusetts was completed during the third quarter of 2003.

      The acquisition of the principal assets of Spectron Laser Systems Limited, a subsidiary of Lumenis Ltd (Spectron), located in Rugby, United Kingdom closed on May 7, 2003. The purchase price of approximately $6.4 million, subject to final adjustment, was comprised of $5.8 million in cash and $0.6 million in estimated costs of the acquisition. The purchase price allocation is not yet final, as the parties are negotiating certain purchase price adjustments, related primarily to inventory, and other indemnification claims submitted by the Company. The purchase price, which is subject to final adjustment, is allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition. This acquisition adds both diode pumped laser solid state (DPSS) technology and products to the Company’s marketplace offerings, as well as expanded product lines in both lamp pumped (LPSS) and CO(2)-based technologies. The lasers are primarily used in material processing applications such as marking, cutting plastic and diamonds, silicon machining and micro-welding. The Company believes that these products complement the Company’s product lines by expanding applications in the 7W to 100W range. The integration of this acquisition into the Company’s Laser Group in Rugby, United Kingdom was completed during the third quarter of 2003.

      On December 10, 2003, GSI Lumonics Corporation completed the purchase of the whole of the issued share capital of Westwind Air Bearings Inc. from FR Holdings Inc. and GSI Lumonics Limited completed the purchase of the whole of the issued share capital of Westwind Air Bearings Limited from Cobham Plc and Lockman Investments Limited. Both GSI Lumonics Corporation and GSI Lumonics Limited are wholly owned subsidiaries of GSI Lumonics Inc. The combined purchase price of $34.9 million was comprised of $33.7 million in cash, which is net of cash acquired and $1.2 million in costs of the acquisition. The amount of the consideration was determined through arm’s length negotiations between the parties and was financed out of available cash and investments at hand. Subject to final adjustments, the purchase price was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition. The addition of Westwind represents the addition of technology and products that expand the Company’s offering of enabling components to include high precision rotary motion technology using air bearings.

      These acquisitions were consistent with the Company’s stated strategy to expand its technology and product offerings complementary with its existing markets through both development and acquisition.

      Our future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the level of sales we will be able to achieve in the future, the introduction of new products and potential acquisitions of related businesses or technology. We believe that existing cash balances, together with cash generated from operations and available bank lines of credit, will be sufficient to satisfy anticipated cash needs to fund working capital and investments. We are not aware of any events that could trigger a significant cash payment, except for items already accrued or disclosed in the financial statements or noted above.

Related Party Transactions

      The Company recorded $4.8 million as sales revenue from Sumitomo Heavy Industries Ltd., a significant shareholder in the year ended December 31, 2003 (2002 — $2.3 million; 2001 — $4.2 million) at amounts and terms approximately equivalent to third party transactions. Receivables from Sumitomo Heavy Industries Ltd. of $1.3 million and $0.5 million as at December 31, 2003 and 2002, respectively, are included in accounts receivable on the balance sheet.

      On February 23, 2000, the Company entered into an agreement with V2Air LLC relating to the use of V2Air LLC’s aircraft for Company purposes. The V2Air LLC is owned by the Company’s President and Chief Executive Officer, Charles D. Winston. Pursuant to the terms of such agreement, the Company is required to reimburse the V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During year ended December 31, 2003, the Company reimbursed V2Air LLC approximately $131,000 (2002 — $145,000 and 2001 — $150,000) under the terms of such Agreement.

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

As of August 16, 2002, Mr. Black was no longer a director or stock option holder of Photoniko, Inc. Under the agreement, the Company provided a non-interest bearing unsecured loan of $75,000 to Photoniko, Inc. to fund designated business activities at Photoniko, Inc. in exchange for an exclusive 90 day period to evaluate potential strategic alliances. In accordance with the terms of the agreement and the promissory note which was signed by Photoniko, Inc. on April 2002, the loan was to be repaid in full to the Company no later than August 28, 2002, but still remains outstanding. The Company has provided a full reserve for this receivable.

Recent Pronouncements

Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which is an Interpretation of Accounting Research Bulletin No. 51. FIN 46 provides guidance on identifying entities known as “variable interest entities” (VIEs) and determining when VIEs should be consolidated. This new approach for consolidation applies to entities: 1) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties; or 2) where the equity investors, as a group, lack certain characteristics of a controlling financial interest. In addition, FIN 46 requires that both the primary beneficiary and other enterprises with a significant variable interest in a VIE make additional disclosures. Application of FIN 46 is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. The Company does not have any interests in special-purpose entities and therefore the Interpretation has no impact on its financial position or results of operations. For all other types of variable interest entities FIN 46 is required in financial statements for periods ending after March 15, 2004. The Company does not have any interests in other types of variable interest entities and therefore does not expect this aspect of the Interpretation to have any impact on its financial position or results of operations when adopted in the first quarter of 2004.

Risk Factors

      The risks presented below may not be all of the risks that we may face. These are the factors that we believe could cause actual results to be different from expected and historical results. Other sections of this report include additional factors that could have an effect on our business and financial performance. The industries in which we compete are very competitive and change rapidly. Sometimes new risks emerge and management may not be able to predict all of them, or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. You should not rely upon forward-looking statements as a prediction of future results.

      A halt in economic growth or a slowdown will put pressure on our ability to meet anticipated revenue levels. We are seeing the beginning signs of an economic recovery from a broad-based economic slowdown that has been affecting most technology sectors and particularly the semiconductor and electronics markets. It is difficult to predict if this recovery can be sustained and expand. As a result, many of our customers continue to order low quantities or limit orders to about one quarter’s visibility. A large portion of our sales is dependent on the need for increased capacity or replacement of inefficient manufacturing processes, because of the capital-intensive nature of our customers’ businesses. These also tend to lag behind in an economic recovery longer than other businesses. If the recovery does not continue and expand, we may not be able to meet anticipated revenue levels on a quarterly or annual basis.

      We have experienced operating losses and may not sustain profitability. In the second half of 2003, we generated a profit from operations, but we have incurred operating losses on an annual basis since 1998. For the year ended December 31, 2003, we incurred a net loss of $2.2 million. No assurances can be given that we will sustain profitability in the future and the market price of our common shares may decline as a result.

      Our inability to remain profitable may result in the loss of significant deferred tax assets. In determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets requires subjective judgment and analysis. While the Company believes it can recover the current deferred tax assets within the next three years, based on profitability in the third and fourth quarters of 2003 and planned profits for 2004, the Company is not increasing its deferred tax assets based on current year performance. Our ability to recover deferred tax assets of $12.1 million at December 31, 2003 depends primarily upon the Company’s ability to generate future profits in the United States and United Kingdom tax jurisdictions. If actual results differ from our plans or we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by taking a charge to the Statement of Operations, which may have a material negative result on our operations.

      Our business depends significantly upon capital expenditures, including those by manufacturers in the semiconductor, electronics, machine tool and automotive industries, each of which are subject to cyclical fluctuations. The semiconductor and electronics, machine tool and automotive industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. The timing, length and severity of these cycles, and their impact on our business, are difficult to predict. For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products. The cyclical variations in these industries have the most pronounced effect on our Laser Systems segment, due in large measure to that segment’s historical focus on the semiconductor and electronics industries and the Company’s need to support and maintain a comparatively larger global infrastructure (and, therefore, lesser ability to reduce fixed costs) than in our other segments. Our margins, net sales, financial condition and results of operations have been and will likely continue to be materially adversely affected by continued or further downturns or slowdowns in the semiconductor and electronics, machine tool and automotive industries that we serve.

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

      As a result of these factors, our results of operations for any quarter are not necessarily indicative of results to be expected in future periods. We believe that fluctuations in quarterly results may cause the market prices of our common shares, on The NASDAQ Stock Market and the Toronto Stock Exchange, to fluctuate, perhaps substantially.

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

      The steps we take to protect our intellectual property may not be adequate to prevent misappropriation or the development of competitive technologies or products by others that could harm our competitive position and materially adversely affect our results of operations. Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. As of February 2004, we held 142 United States and 107 foreign patents; in addition, applications were pending for 64 United States and 126 foreign patents. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us.

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

      The industries in which we operate are highly competitive and competition in our markets could intensify, or our technological advantages may be reduced or lost, as a result of technological advances by our competitors. The industries in which we operate are highly competitive. We face substantial competition from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than we do. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products. There can be no assurance that we will successfully differentiate our current and proposed products from the products of our competitors or that the market place will consider our products to be superior to competing products. To maintain our competitive position, we believe that we will be required to continue a high level of investment in engineering, research and development, marketing and customer service and support. There can be no assurance that we will have sufficient resources to continue to make these investments, that we will be able to make the technological advances necessary to maintain our competitive position, or that our products will receive market acceptance. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development of new products.

      Our operations in foreign countries subject us to risks not faced by companies operating exclusively in the United States. In addition to operating in the United States, Canada, and the United Kingdom, we currently have sales and service offices in Germany, Japan, Korea, Taiwan and the People’s Republic of China. During 2003, we closed our offices in France, Italy, Hong Kong, Malaysia and the Philippines, but we may in the future expand into other international regions. During the year ended December 31, 2003 and 2002, approximately 51% and 41% of our revenue, respectively, were derived from our international operations. International operations are an expanding part of our business.

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

      Delays or deficiencies in research, development, manufacturing, delivery of or demand for new products or of higher cost targets could have a negative impact on our business, operating results or financial condition. We are active in the research and development of new products and technologies. Our research and development efforts may not lead to the successful introduction of new or improved products. The development by others of new or improved products, processes or technologies may make our current or proposed products obsolete or less competitive. Our ability to control costs is limited by our need to invest in research and development. Because of intense competition in the industries in which we compete, if we were to fail to invest sufficiently in research and development, our products could become less attractive to potential customers and our business and financial condition could be materially and adversely affected. As a result of our need to maintain our spending levels in this area, our operating results could be materially harmed if our net sales fall below expectations. In addition, as a result of our emphasis on research and development and technological innovation, our operating costs may increase further in the future and research and development expenses may increase as a percentage of total operating expenses and as a percentage of net sales.

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

      We may not be able to find suitable targets or consummate acquisitions in the future, and there can be no assurance that the acquisitions we have made and do in the future make will provide expected benefits. We have recently consummated three strategic acquisitions and intend in the future to continue to pursue other strategic acquisitions of businesses, technologies and products complementary to our own. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of management’s attention from our core businesses and risks associated with unanticipated problems or liabilities. No assurances can be given that management’s efforts in this regard will be sufficient, or that identified acquisition candidates will be receptive to our advances or, consistent with our acquisition strategy, accretive to earnings.

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

      Production difficulties and product delivery delays could materially adversely affect our business, operating results or financial condition. We assemble our products at our facilities in the United States, Canada, the United Kingdom and the People’s Republic of China. If use of any of our manufacturing facilities were interrupted by natural disaster or otherwise, our operations could be negatively affected until we could establish alternative production and service operations. In addition, we may experience production difficulties and product delivery delays in the future as a result of:

•	changing process technologies;

•	ramping production;

•	installing new equipment at our manufacturing facilities; and

•	shortage of key components.

      If the economic and political conditions in United States and globally do not improve or if the economic turnaround is not sustained, we may continue to experience material adverse impacts on our business, operating results and financial condition. Our business is subject to the effects of general economic and political conditions globally. While there have been signs of improvement in 2003, our revenues and operating results through 2002 had declined partially due to unfavorable economic conditions as well as uncertainties arising out of the threatened terrorist attacks on the United States, including the potential worsening or extension of the current global economic slowdown, the economic consequences of protracted military action or additional terrorist activities and associated political instability and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

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

      Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments, long-term investments and debt obligations. As described in note 12 to the consolidated financial statements, at December 31, 2003, the Company had $49.7 million invested in cash equivalents and $42.7 million invested in short-term and long-term investments. At December 31, 2002, the Company had $53.3 million invested in cash equivalents and $66.4 million invested in short-term and long-term investments. Due to the average maturities and the nature of the current investment portfolio, a one percent change in interest rates could have approximately a $1.0 million on our interest income on an annual basis. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

      Foreign Currency Risk. We have substantial sales and expenses and working capital in currencies other than U.S. dollars. As a result, we have exposure to foreign exchange fluctuations, which may be material. To reduce the Company’s exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. We have a foreign currency hedging program using currency forwards, currency swaps and currency options to hedge exposure to foreign currencies. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. We do not currently use currency forwards or currency options for trading purposes. Effective January 1, 2003, the Company removed the designation of all short-term hedge contracts from their corresponding hedge relationships. Accordingly, such contracts are recorded at fair value with changes in fair value recognized currently in income starting January 1, 2003, instead of included in accumulated other comprehensive income. Unrealized gains on these contracts included in accumulated other comprehensive income at December 31, 2002 are recognized in the same periods as the underlying hedged transactions. Although the Company now marks-to-market short-term hedge contracts to the statement of operations, the Company does not intend to enter into hedging contracts for speculative purposes. At December 31, 2003, the Company had one long-term currency swap contract with a notional value of $8.7 million U.S. dollars and an aggregate fair value loss of $1.4 million after-tax recorded in accumulated other comprehensive income.

      At December 31, 2002, the Company had eleven foreign exchange forward contracts to purchase $16.9 million U.S. dollars and one long-term currency swap contract fair valued at $8.7 million U.S. dollars with an aggregate fair value loss of $0.5 million after-tax recorded in accumulated other comprehensive income and maturing at various dates in 2003.

Item 8.	Financial Statements and Supplementary Data

GSI LUMONICS INC.

AUDITORS’ REPORT

To the Stockholders of

GSI Lumonics Inc.

      We have audited the consolidated balance sheets of GSI Lumonics Inc. as of December 31, 2003 and 2002 and the consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in accordance with accounting principles generally accepted in the United States.

      On February 23, 2004, we reported without reservation to the stockholders on the Company’s consolidated financial statements prepared in accordance with Canadian generally accepted accounting principles.

ERNST & YOUNG LLP
Chartered Accountants

Ottawa, Canada,
February 23, 2004

GSI LUMONICS INC.

CONSOLIDATED BALANCE SHEETS

(United States GAAP and in thousands of United States dollars, except share amounts)

	As of December 31,

	2003	2002

ASSETS
Current
Cash and cash equivalents (note 12)	$64,035	$83,633
Short-term investments (note 12)	39,562	28,999
Accounts receivable, less allowance of $4,465 (2002 — $2,681) (notes 4 and 9)	53,040	33,793
Income taxes receivable	4,839	8,431
Inventories (note 3)	43,916	39,671
Deferred tax assets (note 8)	5,507	9,763
Other current assets (note 3)	8,048	4,448

Total current assets	218,947	208,738
Property, plant and equipment, net of accumulated depreciation of $22,305 (2002 — $21,453) (note 3)	52,982	26,675
Deferred tax assets (note 8)	6,642	7,443
Other assets (note 3)	2,297	3,360
Long-term investments (note 12)	3,743	37,405
Intangible assets, net of amortization of $21,924 (2002 — $16,217) (note 3)	23,985	13,467

	$308,596	$297,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$18,218	$9,235
Accrued compensation and benefits	7,424	6,523
Other accrued expenses (note 3)	18,451	20,845

Total current liabilities	44,093	36,603
Deferred compensation (note 5)	2,162	2,129
Accrued minimum pension liability (note 7)	1,553	3,875

Total liabilities	47,808	42,607
Commitments and contingencies (note 11)
Stockholders’ equity (note 6)
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 40,927,499 (2002 — 40,785,922)	305,512	304,713
Additional paid-in capital	2,800	2,592
Accumulated deficit	(43,440)	(41,270)
Accumulated other comprehensive loss	(4,084)	(11,554)

Total stockholders’ equity	260,788	254,481

	$308,596	$297,088

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(United States GAAP and in thousands of United States dollars, except share amounts)

					Accumulated
					Other
	Capital Stock		Additional	Retained	Comprehensive		Comprehensive
			Paid-In-	Earnings	Income		Income
	# Shares	Amount	Capital	(Deficit)	(Loss)	Total	(Loss)

	(000’s)
Balance, December 31, 2000	40,163	$301,667	$759	$1,152	$(14,311)	$289,267
Net loss				(14,698)		(14,698)	$(14,698)
Issuance of capital stock
— stock options	344	1,503				1,503
— employee stock purchase plan	51	334				334
Other	(2)	—				—
Tax benefit associated with stock options			1,433			1,433
Cumulative effect of change in accounting policy for cash flow hedges					(164)	(164)	(164)
Realized loss on derivative instruments designated and qualifying as foreign currency cash flow hedging instruments, net of tax of $0					164	164	164
Unrealized gain on cash flow hedging instruments, net of tax of $567					793	793	793
Unrealized gain on equity securities, net of tax of $1,221					2,269	2,269	2,269
Reclassification adjustment for loss on sale of equity securities, net of tax of $1,683					3,126	3,126	3,126
Translation loss on liquidation of a subsidiary, net of tax of $0					723	723	723
Stock-based compensation			400			400
Foreign currency translation adjustments					(2,820)	(2,820)	(2,820)

Balance, December 31, 2001	40,556	303,504	2,592	(13,546)	(10,220)	282,330	(10,607)

Net loss				(27,724)		(27,724)	(27,724)
Issuance of capital stock
— stock options	133	648				648
— employee stock purchase plan	97	561				561
Unrealized gain on investments, net of tax of $0					312	312	312
Realized gain on cash flow hedging instruments, net of tax of $567					(793)	(793)	(793)
Unrealized loss on cash flow hedging instruments, net of tax of $0					(521)	(521)	(521)
Additional minimum pension liability, net of tax of $0					(3,875)	(3,875)	(3,875)
Foreign currency translation adjustments					3,543	3,543	3,543

Balance, December 31, 2002	40,786	304,713	2,592	(41,270)	(11,554)	254,481	(29,058)

Net loss				(2,170)		(2,170)	(2,170)
Issuance of capital stock
— stock options	67	399				399
— employee stock purchase plan	74	400				400
Stock based compensation			208			208
Realized gain on investments, net of tax of $0					(312)	(312)	(312)
Realized gain on cash flow hedging instruments, net of tax of $0					521	521	521
Additional minimum pension liability, net of tax of $0					2,322	2,322	2,322
Foreign currency translation adjustments					4,939	4,939	4,939

Balance, December 31, 2003	40,927	$305,512	$2,800	$(43,440)	$(4,084)	$260,788	$5,300

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(United States GAAP and in thousands of United States dollars, except per share amounts)

	Year Ended December 31,

	2003	2002	2001

Sales	$185,561	$159,070	$247,904
Cost of goods sold (note 10)	117,084	109,876	162,122

Gross profit	68,477	49,194	85,782
Operating expenses:
Research and development	13,895	19,724	24,902
Selling, general and administrative	48,952	56,203	74,547
Amortization of purchased intangibles	5,657	5,135	5,226
Restructuring (note 10)	3,228	6,448	2,930
Other (note 10)	831	(1,021)	(148)

Total operating expenses	72,563	86,489	107,457

Loss from operations	(4,086)	(37,295)	(21,675)
Gain (loss) on sale of assets and investments (note 2 and 10)	103	—	(4,809)
Interest income	1,886	2,744	5,084
Interest expense	(202)	(701)	(897)
Foreign exchange transaction gains (losses)	451	(825)	(175)
Other income (expense) (note 9)	—	(628)	—

Loss before income taxes	(1,848)	(36,705)	(22,472)
Income tax provision (benefit) (note 8)	322	(8,981)	(7,774)

Net loss	$(2,170)	$(27,724)	$(14,698)

Net loss per common share:
Basic	$(0.05)	$(0.68)	$(0.36)
Diluted	$(0.05)	$(0.68)	$(0.36)
Weighted average common shares outstanding (000’s)	40,837	40,663	40,351
Weighted average common shares outstanding for diluted net loss per common share (000’s)	40,837	40,663	40,351

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(United States GAAP and in thousands of United States dollars)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net loss for the year	$(2,170)	$(27,724)	$(14,698)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on sale of assets and investments	382	62	5,267
Translation loss on liquidation of a subsidiary	—	—	723
Stock-based compensation	208	—	400
Reduction of long-lived assets	—	2,510	2,483
Depreciation and amortization	10,439	10,919	11,918
Deferred income taxes	48	4,267	6,688
Changes in current assets and liabilities:
Accounts receivable	(6,216)	9,356	47,083
Inventories	8,271	19,632	8,917
Other current assets	(1,047)	840	1,403
Accounts payable, accruals, and taxes (receivable) payable	11,912	(8,145)	(87,662)

Cash provided by (used in) operating activities	21,827	11,717	(17,478)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired (note 2)	(44,298)	—	—
Purchase of leased buildings (note 10)	(18,925)	—	—
Sale of assets and investments	847	—	45,822
Additions to property, plant and equipment, net	(2,699)	(2,952)	(8,639)
Proceeds from the sale and maturity of short-term and other investments	188,990	110,014	85,834
Purchase of short-term and other investments	(165,547)	(132,877)	(109,355)
Decrease (increase) in other assets	(23)	1,979	(1,219)

Cash provided by (used in) investing activities	(41,655)	(23,836)	12,443

Cash flows from financing activities:
Payments of bank indebtedness	—	(6,441)	(4,117)
Repayment of long-term debt	—	(3,000)	(4,000)
Issue of share capital (net of issue costs)	799	1,209	1,837

Cash provided by (used in) financing activities	799	(8,232)	(6,280)
Effect of exchange rates on cash and cash equivalents	(569)	1,025	416

Decrease in cash and cash equivalents	(19,598)	(19,326)	(10,899)
Cash and cash equivalents, beginning of year	83,633	102,959	113,858

Cash and cash equivalents, end of year	$64,035	$83,633	$102,959

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2003
(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

1.	Significant Accounting Policies

Nature of operations

      We design, develop, manufacture, market and support components, lasers and laser-based advanced manufacturing systems as enabling tools for a wide range of applications. Our products allow customers to meet demanding manufacturing specifications, including device complexity and miniaturization, as well as advances in materials and process technology. Major markets for our products include the medical, automotive, semiconductor, and electronics industries. In addition, we sell our products and services to other markets such as light industrial and aerospace. The Company’s principal markets are in North America, Europe, Japan and Asia-Pacific. The Company is incorporated in New Brunswick, Canada.

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

Comparative amounts

      Certain prior year amounts have been reclassified to conform to the current year presentation in the financial statements for the year ended December 31, 2003. These reclassifications had no effect on the previously reported results of operations or financial position.

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

Investments

      Short-term, long-term and other investments consist principally of commercial paper, government securities, short-term corporate debt, and banker’s acceptances with original maturities greater than three months for short-term investments and greater than twelve months for long-term investments. The Company has classified these investments as available-for-sale securities that are stated at estimated fair value based upon market quotes. Unrealized holding gains and losses on available-for-sale securities determined on a

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specific basis are excluded from earnings and reported as a component of accumulated other comprehensive income until realized.

Inventories

      Inventories, which include materials and conversion costs, are stated at the lower of cost (primarily first-in, first-out) or market. Market is defined as replacement cost for raw materials and net realizable value for other inventories. Demo inventory is recorded at the lower of cost or its net realizable value.

Property, plant and equipment

      Property, plant and equipment are stated at cost and the declining-balance and straight-line methods are used to determine depreciation and amortization over estimated useful lives. Estimated useful lives for buildings and improvements range from 2 to 39 years and for machinery and equipment from 1 to 15 years. Leasehold improvements are amortized over the lesser of their useful lives or the lease term, including option periods expected to be utilized.

Intangible assets

      Intangibles assets include purchased trademarks and trade names, which are amortized on a straight-line basis over periods from three to fifteen years from the date of acquisition. Patents and purchased technology are stated at cost and are amortized on a straight-line basis over the expected life of the asset, up to 19 years. Customer relationships are stated at cost and are amortized on a straight-line basis over the expected life of the asset, up to 10 years.

Impairment of long-lived assets

      When events and circumstances warrant a review, the Company evaluates the carrying values of long-lived assets and purchased intangibles in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The carrying value of a long-lived asset and purchased intangible is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined using anticipated discounted cash flows. Reporting units are determined by segments for impairment tests.

Revenue recognition

      We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, risk of loss has passed to the customer and collection of the resulting receivable is probable. We design, market and sell our products as standard configurations. Accordingly, customer acceptance provisions for standard configurations are generally based on seller-specified criteria, which we demonstrate prior to shipment. Revenue on new products is deferred until we have established a track record of customer acceptance on these new products. When customer-specified objective criteria exist, revenue is deferred until customer acceptance if we cannot demonstrate the system meets these specifications prior to shipment. There are no significant obligations that remain after shipping other than normal warranty and some installation. Installation is usually a routine process without problems and the Company considers it to be inconsequential or perfunctory. The Company typically negotiates trade discounts and agreed terms in advance of order acceptance and records any such items as a reduction of revenue. The Company rarely has returns and/or price adjustments; credits for returns under warranty occur mostly in the Components segment, and are not frequent. Shipping and handling costs are normally borne by the customer and the Company’s normal practice is to ship “collect,” with no charge for shipping and handling on the invoice.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2003	2002	2001

Net loss:
As reported	$(2,170)	$(27,724)	$(14,698)
Stock based compensation included in results of operations	208	—	200
Stock based compensation if fair value based method was applied	(2,706)	(3,612)	(3,334)

Pro forma	$(4,668)	$(31,336)	$(17,832)
Basic net loss per share:
As reported	$(0.05)	$(0.68)	$(0.36)
Pro forma	$(0.11)	$(0.77)	$(0.44)
Diluted loss per share:
As reported	$(0.05)	$(0.68)	$(0.36)
Pro forma	$(0.11)	$(0.77)	$(0.44)

      The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001

Risk-free interest rate	1.9%	3.1%	4.1%
Expected dividend yield	—	—	—
Expected life from date of grant	4.0 years	4.0 years	4.0 years
Expected volatility	62%	67%	70%
Weighted average fair value per share	$2.56	$5.27	$4.82

      The fair value of the employees’ purchase rights under the employee stock purchase plan was estimated using the Black-Scholes option-model with the following assumptions: dividend yield of nil (2002 and 2001 —

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nil); an expected life of 6 months (2002 and 2001 — 6 months); expected volatility of 60% (2002 — 67%, 2001 — 70%); and risk-free interest rate of 1.1% (2002 — 1.75%, 2001 — 3.45%). The weighted-average fair value of those purchase rights granted in 2003 was $2.27 (2001 — $3.71, 2001 — $2.98).

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

      The Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in fair values of derivatives not qualifying as hedges are reported in income as foreign currency transaction gains (losses).

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates in effect for the year in which the differences are expected to be recovered or settled. A valuation allowance is established to reduce the deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized in the future.

Recent accounting pronouncements

Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which is an Interpretation of Accounting Research Bulletin No. 51. FIN 46 provides guidance on identifying entities known as “variable interest entities” (VIEs) and determining when VIEs should be consolidated. This new approach for consolidation applies to entities: 1) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties; or 2) where the equity investors, as a group, lack certain characteristics of a controlling financial interest. In addition, FIN 46 requires that both the primary beneficiary and other enterprises with a significant variable interest in a VIE make additional disclosures. Application of FIN 46 is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. The Company does not have any interests in special-purpose entities and therefore the Interpretation has no impact on its financial position or results of operations. For all other types of variable interest entities FIN 46 is required in financial statements for periods ending after March 15, 2004. The Company does not have any interests in other types of variable interest entities and therefore does not expect this aspect of the Interpretation to have any impact on its financial position or results of operations when adopted in the first quarter of 2004.

2.	Business Combinations and Divestitures

Purchases

      On May 2, 2003, the Company acquired the principal assets of the Encoder division of Dynamics Research Corporation (DRC), located in Wilmington, Massachusetts. The purchase price of $3.1 million was comprised of $3.0 million in cash and $0.1 million in costs of the acquisition. The purchase price was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as noted below.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition of technology and products that expand the Company’s offering of precision motion control components. The integration of the Encoder division into the Company’s Components Group in Billerica, Massachusetts was completed during the third quarter of 2003.

      The acquisition of the principal assets of Spectron Laser Systems Limited, a subsidiary of Lumenis Ltd (Spectron), located in Rugby, United Kingdom closed on May 7, 2003. The purchase price of approximately $6.4 million, subject to final adjustment, was comprised of $5.8 million in cash and $0.6 million in estimated costs of the acquisition. The purchase price allocation is not yet final, as the parties are negotiating certain purchase price adjustments, related primarily to inventory, and other indemnification claims submitted by the Company. The purchase price, which is subject to final adjustment, is allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as noted below.

Estimated Fair
Value at
Acquisition Date

(In millions)
Accounts receivable	$1.9
Inventories	3.0
Other current assets	0.1
Property, plant and equipment	0.5
Other investment	0.6
Acquired technology	1.8
Accounts payable and other accrued expenses	(1.5)

Total purchase price	$6.4

      The estimated excess of the purchase price over the fair value of net identifiable tangible assets acquired (1.1 million British pounds sterling or approximately $1.8 million) is recorded as acquired technology to be amortized over its estimated useful life of five years. There was no goodwill associated with this acquisition. There was no purchased in process research and development included with this acquisition, therefore no amounts were written off to results of operations. The Company’s consolidated results of operations have included the Spectron activity as of the closing date of May 7, 2003. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company. This acquisition adds both diode pumped laser solid state (DPSS) technology and products to the Company’s marketplace offerings, as well as expanded product lines in both lamp pumped (LPSS) and CO(2)-based technologies. The integration of this acquisition into the Company’s Laser Group in Rugby, United Kingdom was completed during the third quarter of 2003.

      On December 10, 2003, GSI Lumonics Corporation completed the purchase of the whole of the issued share capital of Westwind Air Bearings Inc. from FR Holdings Inc. and GSI Lumonics Limited completed the purchase of the whole of the issued share capital of Westwind Air Bearings Limited from Cobham Plc and Lockman Investments Limited. Both GSI Lumonics Corporation and GSI Lumonics Limited are wholly owned subsidiaries of GSI Lumonics Inc. The combined purchase price of $34.9 million was comprised of $33.7 million in cash, which is net of cash acquired of $2.6 million and $1.2 million in costs of the acquisition. The amount of the consideration was determined through arm’s length negotiations between the parties and was financed out of available cash and investments at hand. Subject to final adjustments, the purchase price

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition as noted below.

Estimated Fair
Value at
Acquisition Date

(In millions)
Accounts receivable	$7.7
Inventories	6.3
Other current assets	1.3
Property, plant and equipment	13.4
Intangible assets	12.6
Accounts payable and other accrued expenses	(6.2)
Deferred tax liability	(0.2)

Total purchase price	$34.9

      The estimated fair value of intangible assets acquired were recorded as follows:

	Estimated Fair
	Value at
	Acquisition	Estimated
	Date	Useful Life

	(In millions)	(In years)
Customer relationships	$5.3	10
Tradename	1.6	15
Acquired technology	5.7	8

Total intangible assets	$12.6

There was no goodwill associated with this acquisition. There was no purchased in process research and development included with this acquisition, therefore no amounts were written off to results of operations. The Company’s consolidated results of operations have included Westwind activity as of the closing date of December 10, 2003. The addition of Westwind represents the addition of technology and products that expand the Company’s offering of enabling components to include high precision rotary motion technology using air bearings. Pro forma results of operations, as if the purchase had occurred at the beginning of each fiscal period are presented below.

	Pro Forma Combined
	(Unaudited) Year Ended
	December 31,

	2003	2002

Sales	$215,840	$182,230
Net loss	$6,331	$31,187
Net loss per common share: basic and diluted	$0.16	$0.77
Weighted average shares outstanding: basic and diluted	40,837	40,663

     Divestitures

      On April 2, 2001, the Company completed the sale of operating assets of the Laserdyne and Custom Systems product lines for cash proceeds of approximately $7.3 million. Sales for these product lines were $3.0 million for the year ended December 31, 2001.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Supplementary Balance Sheet Information

      The following tables provide the details of selected balance sheet items as at December 31:

     Inventories

	2003	2002

Raw materials	$15,762	$16,380
Work-in-process	10,057	7,468
Finished goods	14,127	11,114
Demo inventory	3,970	4,709

Total inventories	$43,916	$39,671

     Property, Plant and Equipment, net

	2003	2002

Cost:
Land, buildings and improvements	$29,146	$12,102
Machinery and equipment	46,141	36,026

Total cost	75,287	48,128
Accumulated depreciation	(22,305)	(21,453)

Net property, plant and equipment	$52,982	$26,675

Depreciation expense was $4.8 million, $5.9 million and $6.7 million for 2003, 2002 and 2001, respectively.

     Other Assets

	2003	2002

Short term other assets:
Note receivable	$—	$563
Prepaid VAT and VAT receivable	2,404	1,193
Other prepaid expenses	2,465	1,772
Other current assets	3,179	920

Total	$8,048	$4,448

Long term other assets:
Deposits and other	$386	$425
Mortgage receivable	1,911	—
Facilities available for sale (note 10)	—	2,935

Total	$2,297	$3,360

      The note receivable included in the December 31, 2002 bore interest at the prime rate and was receivable in quarterly installments of $0.3 million, ending in June 2003. During 2003, the Company recorded a reserve of approximately $0.6 million on the note receivable because of a default on the quarterly payment due in March 2003.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002, the Company had two facilities that were classified as available for sale. One was a 75,000 square foot facility in Kanata, Ontario and the other was a 17,000 square foot facility in Nepean, Ontario. Both of these facilities became available for sale in 2002, as a result of restructuring actions that occurred (Note 10). These buildings were recorded at their estimated fair market value at December 31, 2002 (approximately $2.2 million for the Kanata, Ontario property and $0.7 million for Nepean, Ontario). The Nepean facility was sold in the second quarter of 2003. The Kanata facility was sold in the fourth quarter of 2003. As part of the sale agreement for the Kanata property, the Company entered into an interest free mortgage agreement denominated in Canadian dollars with the purchaser. The mortgage receivable of $2.1 million (or Canadian $2.7 million) was discounted at a rate of 2.5% to a carrying value of $1.9 million. The principal is due November 30, 2006. This mortgage receivable is included in other assets at December 31, 2003.

      Intangible assets consist of the following:

	December 31, 2003		December 31, 2002

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Patents and acquired technology	$37,725	$(21,451)	$28,660	$(15,850)
Customer relationships	5,442	—	—	—
Trademarks and trade names	2,742	(473)	1,024	(367)

Total cost	45,909	$(21,924)	29,684	$(16,217)

Accumulated amortization	(21,924)		(16,217)

Net intangible assets	$23,985		$13,467

      Amortization of intangible asset expense subsequent to December 31, 2003 is:

2004	$3,953
2005	3,189
2006	3,190
2007	3,010
2008	2,605
Thereafter	8,038

Total amortization expense	$23,985

     Other Accrued Expenses

	2003	2002

Accrued warranty	$4,571	$3,383
Deferred revenue	3,344	3,404
VAT payable	1,249	962
Accrued restructuring (note 10)	1,390	8,790
Unrealized loss on currency swap	1,466	—
Accrual for recourse receivable	1,306	1,354
Other	5,125	2,952

Total	$18,451	$20,845

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Accrued Warranty

	Year Ended
	December 31,

	2003	2002

Balance at the beginning of the period	$3,383	$4,027
Charged to costs and expenses	4,047	5,624
Warranty accruals established as part of acquisitions	832	—
Use of provision	(3,825)	(6,358)
Foreign currency exchange rate changes	134	90

Balance at the end of the period	$4,571	$3,383

4.	Bank Indebtedness

      At December 31, 2003, the Company had no lines of credit but had two bank guarantees in Pounds Sterling and Euros with National Westminster Bank, or NatWest, and Deutsche Bank respectively, for a total amount of available credit of $0.2 million versus lines of credit and guarantees of $12.1 million at December 31, 2002. At December 31, 2002, the Company had an $8.0 million line of credit with Fleet that expired and was replaced with a pledge agreement on June 27, 2003 for $4.0 million, which is used to support the foreign currency swap contract. At December 31, 2003, pursuant to a security agreement between the Company and Fleet, marketable securities totaling $5.0 million had been pledged as collateral for the Fleet pledge agreement. NatWest provides a $0.1 million bank guarantee for letters of credit used for VAT and duty purposes in the United Kingdom. The Deutsche Bank guarantee of $0.1 is for our Munich, Germany office lease.

      At December 31, 2002, the Company had a line of credit with Canadian Imperial Bank of Commerce (CIBC) denominated in Canadian dollars for approximately U.S. $4.0 million. The Company reviewed this $4.0 million line of credit with CIBC and a decision to cancel the line of credit was conveyed to CIBC prior to December 31, 2002. By giving CIBC appropriate advance notice, the Company initiated its right to cancel the line of credit at any time at no cost, excluding breakage fees relating to the used and outstanding amounts under fixed loan instruments, which we were not material. The $4.0 million line of credit with CIBC was reduced by the end of the first quarter in 2003 to two letters of credit totaling $0.4 million, which were used to support the Company’s payroll and credit card programs. These two letters of credit were cancelled in the second quarter of 2003, thereby eliminating the CIBC line of credit.

5.	Deferred Compensation

      Certain officers and employees have deferred payment of a portion of their compensation until termination of employment or later. Interest on the outstanding balance is credited quarterly at the prime rate, which averaged 4.1% during the year ended December 31, 2003 (2002 — 4.7%). The portion of deferred compensation estimated to be due within one year is included in accrued compensation and benefits.

6.	Stockholders’ Equity

     Capital stock

      The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During 2001, the Company reduced its common shares outstanding for 2,309 shares that were not claimed since the merger between General Scanning, Inc. and Lumonics, Inc.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Accumulated other comprehensive loss

      The following table provides the details of accumulated other comprehensive loss at December 31;

	2003	2002

Unrealized gain on investments (net of tax of $0)	$—	$312
Unrealized gain (loss) on cash flow hedging (net of tax of $0 for 2002)	—	(521)
Accumulated foreign currency translations	(2,531)	(7,470)
Additional minimum pension liability (net of tax of $0)	(1,553)	(3,875)

Total	$(4,084)	$(11,554)

     Net income (loss) per common share

      Basic income (loss) per common share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. For diluted income per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method. As a result of the net losses for the years ended December 31, 2003, 2002 and 2001, the effect of converting options and warrants was antidilutive.

      Common and common equivalent share disclosures are:

	Year Ended December 31, ?

	2003	2002	2001

	(In thousands)
Weighted average common shares outstanding	40,837	40,663	40,351
Dilutive potential common shares	—	—	—
	—	—	—

Diluted common shares	40,837	40,663	40,351

Options and warrants excluded from diluted income per common share as their effect would be antidilutive	3,461	3,676	3,633

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

Stock options

      In conjunction with the merger with General Scanning, Inc., the Company adopted outstanding options held by employees under nonqualified and incentive stock options plans of General Scanning, Inc. (the 1981 Stock Option Plan of GSI and the 1992 Stock Option Plan of GSI) and issued 2,051,903 stock options of the Company in exchange. At December 31, 2003, options to purchase 597,180 shares of common stock remained outstanding under the assumed General Scanning, Inc. stock option plans. In addition, the Company adopted outstanding warrants for the purchase of common stock issued to non-employee members of the General Scanning, Inc. Board of Directors under the 1995 Directors’ Warrant Plan of GSI. The warrants are subject to vesting as determined by a committee of the Board of Directors at the date of grant and expire ten years from the date of grant. During the year ended December 31, 2003, none were granted, cancelled or exercised. At December 31, 2003, 51,186 warrants, of which all are exercisable, remain outstanding at prices ranging from $9.65 to $15.41 per share. The warrants are included in the stock option activity table in this note.

      Lumonics Inc. had three (3) stock option plans in existence for key employees and for directors prior to the merger with General Scanning, Inc., known as the May 1994 Executive Management Plan (“May 1994 Plan”), the September 1994 Key Employee and Director Plan (“September 1994 Plan”) and the 1995 Stock Option Plan (“1995 Option Plan”). Outstanding options under these three plans vest over periods of one to four years beginning on the date of grant. The options expire over a period of two to ten years beginning at the date of grant. With respect to the May 1994 Plan, a total of 700,000 options were authorized for issuance under the plan and at December 31, 2000, no options remained outstanding under the plan. With respect to the September 1994 Plan, a total of 1,094,000 options were authorized for issuance under the plan and at December 31, 2000, there were no options outstanding under the plan. All options that were still outstanding under the May 1994 Plan and the September 1994 Plan expired on September 14, 2001. No additional options will be granted under the May 1994 Plan or the September 1994 Plan. With respect to the 1995 Option Plan, a total of 4,906,000 options have been authorized for issuance under the plan.

      The 1995 Option Plan referenced above, which was established in September 1995 by Lumonics Inc. for the benefit of employees (including contract employees), consultants, and directors of the Company, remained in place following the merger with General Scanning, Inc. in 1999 and as of the date of this Form 10-K, is the only Company stock option plan under which new options may be granted. Subject to the requirements of the 1995 Option Plan, the Compensation Committee or in lieu thereof, the Board of Directors, has the authority to select those directors, consultants, and employees to whom options will be granted, date of the grant, the number of options to be granted and other terms and conditions of the Options. The exercise price of options granted under the 1995 Option Plan must be equal to the closing price of the Company’s common shares on The Toronto Stock Exchange, or in lieu thereof, The NASDAQ Stock Market, on the day immediately preceding the date of grant. The exercise period of each option is determined by the Compensation Committee but may not exceed 10 years from the date of grant. The 1995 Option Plan initially authorized the issuance of a maximum of 406,000 options to purchase common shares. This authorization was increased to: 1,906,000 on May 6, 1997, 2,906,000 on May 11, 1999, and 4,906,000 on May 8, 2000; with all such increases being approved by the shareholders. Currently, a maximum of 4,906,000 options to purchase common shares are permitted to be issued under the 1995 Option Plan. The Compensation Committee has the power to amend, modify, or terminate the 1995 Option Plan provided that optionee’s rights are not

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

materially adversely affected and subject to any approvals required under the applicable regulatory requirements. At December 31, 2003, 543,046 (2002 — 424,801) options were available for grant under the 1995 Option Plan.

      In July 1999, the Company offered employee option holders an exchange of one option for each two options outstanding with exercise prices over $9.00 or Cdn$13.32. Under this exchange 243,597 options with exercise price of $4.63 or Cdn$6.95 per share, the then-current market price of the stock, were granted with a new vesting schedule, and 487,194 options were cancelled. The Company is accounting for the replacement options as variable from July 1, 2000, in accordance with Financial Accounting Standard Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25, until the options are exercised, forfeited or expire unexercised. During 2003, the Company recorded $0.2 million in compensation expense, which is included in its results of operation and as additional paid in capital.

      During 2001, the Company accelerated vesting of certain options and recorded compensation expense of $0.2 million in results of operations.

      Stock option activity for the years ended December 31, 2003, 2002 and 2001 is presented below.

		Weighted
	Options	Avg. Exercise
	(thousands)	Price

Outstanding at December 31, 2000	3,085	$11.20
Granted	1,835	9.37
Exercised	(344)	4.38
Forfeited	(943)	12.61

Outstanding at December 31, 2001	3,633	10.45
Granted	736	8.58
Exercised	(133)	4.78
Forfeited	(560)	11.81

Outstanding at December 31, 2002	3,676	10.11
Granted	226	4.33
Exercised	(67)	5.95
Forfeited	(374)	10.88

Outstanding at December 31, 2003	3,461	$9.83

Exercisable at December 31, 2003	2,143	$10.35

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes outstanding and exercisable options outstanding on December 31, 2003:

	Options Outstanding			Exercisable Options

	Number	Weighted	Weighted	Number of	Weighted
	of	Average	Average	Options	Average
	Options	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Prices	(000’s)	Life	Price	(000’s)	Price

$ 1.75 to $ 4.38	537	3.2 years	$4.30	335	$4.30
$ 4.45 to $ 8.22	452	3.4 years	$5.45	364	$5.09
$ 8.35 to $ 8.90	445	4.1 years	$8.42	128	$8.47
$ 8.93 to $ 8.93	818	3.3 years	$8.93	408	$8.93
$ 8.98 to $14.66	679	4.0 years	$12.05	485	$12.84
$15.06 to $22.13	530	2.9 years	$18.90	423	$18.76

	3,461			2,143

      Options outstanding include 151,384 options denominated in Canadian dollars with a weighted average exercise price of $16.11 Canadian.

Employee Stock Purchase Plan

      At the Annual General Meeting of Stockholders on May 8, 2001, the Stockholders approved the adoption of the Employee Stock Purchase Plan (the “Purchase Plan”). A total of 300,000 common shares have been reserved for issuance under the Purchase Plan. The Company will make open market purchases and/or issue treasury common shares to satisfy employee subscriptions under the Purchase Plan. Under the terms of the Purchase Plan, employees can choose to have up to 7% of their base earnings withheld to purchase the Company’s common shares. The Purchase Plan provides for consecutive offering periods during which payroll deductions may be accumulated for the purchase of common shares. The initial offering period commenced on July 1, 2001 and ended on December 31, 2001. Thereafter, each offering period continues for a period of six months following commencement, as determined by the Compensation Committee. The purchase price per share at which shares will be sold in an offering period under the Purchase Plan is the lower of 85% of the Fair Market Value of a common share at the beginning of the offering period or 85% of the Fair Market Value of a common share at the end of the offering period. Fair Market Value, as defined by the Purchase Plan, is the weighted average sale price of the shares for the five (5) day period preceding the grant date and the exercise date. During the two offerings in the period ended December 31, 2003, 74,379 shares were issued under the Purchase Plan at an average cost of $5.38 per share and for the two offerings in the period ended December 31, 2002, 95,269 shares were issued under the Purchase Plan at an average cost of $5.89 per share.

7.	Employee Benefit Plans

Defined Benefit Pension Plan

      The Company’s subsidiary in the United Kingdom maintains a pension plan, known as the GSI Lumonics Ltd. United Kingdom Pension Scheme Retirement Savings Plan. The plan has two components: the Final Salary Plan, which is a defined benefit plan, and the Retirement Savings Plan, which is a defined contribution plan. Effective April 1997, membership to the Final Salary Plan was closed. Benefits under this plan were based on the employees’ years of service and compensation. In December 2002, the Company notified plan participants that it no longer wanted to sponsor the final salary plan. After a consultation period, the curtailment of the plan was effective June 1, 2003, after which no additional benefits accrue to the participants. The Company continues to follow its funding policy to fund pensions and other benefits based on widely used actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions regarding compensation, interest and other projections. The assets of this plan consist primarily of equity and fixed income securities of U.K. and foreign issuers.

      Pension and other benefit costs reflected in the consolidated statements of operations are based on the projected benefit method of valuation. Within the consolidated balance sheet, pension plan benefit liabilities are included in accrued compensation and benefits.

      The net periodic pension cost for the defined benefit pension plan was determined as follows:

	2003	2002	2001

Service cost — benefits earned	$81	$216	$393
Interest cost on projected plan benefits	931	837	827
Premiums and expenses	200	135	151
Expected return on plan assets	(671)	(814)	(873)
Recognized losses	183	—	—

Net Periodic Pension Cost	$724	$374	$498

      The assumptions used to develop the actuarial present value of the accrued pension benefits (obligations) were as follows:

	2003	2002

Discount Rate	6.5%	6.0%
Rate of Compensation Increase	—	3.0%
Rate of Inflation	2.75%	2.25%
Long-Term Rate of Return on Plan Assets	6.5%	7.0%

      The estimates are based on actuarially computed best estimates of pension asset long-term rates of return and long-term rate of obligation escalation. Variances between these estimates and actual experience are amortized over the employees’ average remaining service life.

      The plan is undergoing an actuarial valuation as of November 30, 2003, which is not yet complete. The most recent actuarial valuation of the plan was performed as at November 30, 2000. The extrapolation as at

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31 indicates the actuarial present value of the pension benefit obligation; the net assets available to provide for these benefits, at market value; and the funded status of the plan were as follows:

	2003	2002

Change in benefit obligation:
Projected benefit obligation at beginning of year	$16,116	$11,633
Service cost	81	216
Interest cost	931	837
Plan participants’ contributions	38	158
Actuarial changes in assumptions and experience	(2,261)	2,205
Benefits paid	(330)	(278)
Gain on curtailment of the plan	(814)	—
Foreign currency exchange rate changes	1,570	1,345

Projected benefit obligation at end of year	$15,331	$16,116

Change in plan assets:
Market value of plan assets at beginning of year	$11,080	$11,270
Actual return on plan assets	916	(1,642)
Employer contributions	146	625
Plan participants’ contributions	38	158
Benefits paid	(330)	(278)
Foreign currency exchange rate changes	1,269	1,029
Other	(153)	(82)

Market value of plan assets at end of year	$12,966	$11,080

Funded Status and Net Amounts Recognized:
Excess of projected benefit obligation over plan assets	$2,365	$5,036
Unrecognized actuarial gain (loss)	(1,553)	(4,823)

Net amount recognized	$812	$213

Amount recognized in the balance sheet consists of:
Accrued compensation and benefits	$812	$213
Accrued minimum pension liability	1,553	3,875
Accumulated other comprehensive loss	(1,553)	(3,875)

Net amount recognized	$812	$213

Defined Contribution Plans

      The Company has defined contribution employee savings plans in Canada, the United Kingdom, and the United States. In the United States, the provisions of Section 401(k) of the Internal Revenue Code under which its United States employees may make contributions govern the plan. The Company matches the contributions of participating employees on the basis of percentages specified in each plan. Company matching contributions to the plans were $1.6 million in 2003 (2002 — $1.9 million; 2001 — $2.4 million).

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

	2003	2002	2001

Loss from continuing operations before income taxes:
Canadian	$(1,459)	$(17,173)	$(13,474)
International	(389)	(19,532)	(8,998)

Total	$(1,848)	$(36,705)	$(22,472)

      Details of the income tax provision (benefit) are as follows:

	2003	2002	2001

Current
Canadian	$640	$(2,676)	$(1,575)
International	(366)	(10,572)	(12,887)

	274	(13,248)	(14,462)
Deferred
Canadian	(3,834)	1,942	(1,123)
International	3,882	2,325	7,811

	48	4,267	6,688

Income tax provision (benefit)	$322	$(8,981)	$(7,774)

      The income tax provision (benefit) reported differs from the amounts computed by applying the Canadian rate to income (loss) before income taxes. The reasons for this difference and the related tax effects are as follows:

	2003	2002	2001

Expected Canadian tax rate	37.0%	38.6%	41.7%
Expected income tax provision (benefit)	$(684)	$(14,168)	$(9,370)
Non-deductible expenses	(55)	195	2,782
International tax rate differences	52	(141)	(788)
Change in valuation allowance	1,821	9,791	1,012
Losses and temporary differences the benefit of which has not been recognized	1,803	(4,488)	(1,952)
Previously recognized provisions no longer required	(2,662)	—	—
Other items	47	(170)	542

Reported income tax provision (benefit)	$322	$(8,981)	$(7,774)

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities as at December 31 are as follows:

	2003	2002

Deferred tax assets
Operating tax loss carryforwards	$19,109	$18,943
Compensation related deductions	1,854	1,769
Tax credits	6,505	4,990
Restructuring and other accrued liabilities	5,335	5,092
Deferred revenue	834	543
Inventory	1,565	4,397
Tax effect of UK pension liability	710	1,162
Book and tax differences on fixed assets	(1,474)	488
Intangibles	1,774	1,811
Share issue costs	322	575

Total deferred tax assets	36,534	39,770
Valuation allowance for deferred tax assets	(24,385)	(22,564)

Net deferred income tax asset	$12,149	$17,206

Allocated as follows:
Net deferred income tax asset — short-term	5,507	9,763
Net deferred income tax asset — long-term	6,642	7,443

Net deferred income tax asset	$12,149	$17,206

      The Company recorded a tax provision of $322,000 during the 2003 fiscal year.

      In the fourth quarter of fiscal 2003 we reversed a $3 million valuation allowance for a jurisdiction because sufficient positive evidence exists, including tax-planning strategies, to support its reversal. We also reversed a $7.3 million valuation allowance provided in previous years for a jurisdiction because sufficient positive evidence exists to conclude it is more likely than not to be realized and we established a $12 million valuation allowance against deferred tax assets in a jurisdiction based on judgment, including consideration of historical losses and projections of future profits with substantially more weight being placed on recent losses than any projections of future profitability. We also recorded a $2.7 million reversal of accrued income tax liabilities resulting from management’s analysis of these accruals.

      The Company has provided a valuation allowance of $24.4 million against losses in the parent company and subsidiaries with an inconsistent history of taxable income and losses due to the uncertainty of their realization. In addition, the Company has provided a valuation allowance on foreign tax credits, due to the uncertainty of generating foreign earned income to claim the tax credits. The Company believes it is more likely than not that the remaining deferred tax assets will be realized principally through future taxable income and carry backs to taxable income in prior years and tax planning strategies. If actual results differ from those expected, or if we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by taking a charge to the consolidated statements of operations, which may have a material adverse effect on our results of operations. The Company is always subject to audit by tax authorities and has accrued for probable expenses. Actual assessments may differ materially from amounts accrued.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As at December 31, 2003, the Company had loss carry forwards of approximately $58.5 million available to reduce future years’ income for tax purposes. Of this amount, approximately $1.8 million expires between 2003 and 2006, $13.6 million expires in 2007, $13.7 million expires between 2020 and 2022 and $29.4 million can be carried forward indefinitely.

      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $50.5 million at December 31, 2003. The Company has not recorded a provision for withholding tax on undistributed earnings of foreign subsidiaries, as the Company currently has no plans to repatriate those earnings. Determination of the amount of unrecognized deferred tax liabilities is not practicable because of the complexities associated with its hypothetical calculation.

      Income taxes paid during 2003 were $1.4 million (2002 — $1.7 million; 2001 — $33.3 million).

9.	Related Party Transactions

      The Company recorded $4.8 million as sales revenue from Sumitomo Heavy Industries Ltd., a significant shareholder in the year ended December 31, 2003 (2002 — $2.3 million; 2001 — $4.2 million) at amounts and terms approximately equivalent to third party transactions. Receivables from Sumitomo Heavy Industries Ltd. of $1.3 million and $0.5 million as at December 31, 2003 and 2002, respectively, are included in accounts receivable on the balance sheet.

      On February 23, 2000, the Company entered into an agreement with V2Air LLC relating to the use of V2Air LLC’s aircraft for Company purposes. The V2Air LLC is owned by the Company’s President and Chief Executive Officer, Charles D. Winston. Pursuant to the terms of such agreement, the Company is required to reimburse the V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During year ended December 31, 2003, the Company reimbursed V2Air LLC approximately $131,000 (2002 — $145,000 and 2001 — $150,000) under the terms of such Agreement.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Restructuring and other

	Year Ended December 31,

	2003	2002	2001

Restructuring charges	$3,392	$6,448	$3,380
Reversal of restructuring charges	(164)	—	(450)

Total restructuring charges	3,228	6,448	2,930

Other — reduction of purchased intangibles	—	—	1,759
Other — royalties	(217)	(276)	(348)
Other — write-off of notes receivable	563	—	—
Other — write-off of unused fixed assets	485	—	—
Other — legal settlements	—	(745)	(1,559)

Total other	$831	$(1,021)	$(148)

     Restructuring charges

      Several significant markets for our products had been in severe decline from 2000 through early 2003. Our sales of systems for semiconductor and electronics applications and precision optics for telecommunications declined. From 2000 through 2002, the Company faced a 57% decline in revenues and responded by streamlining operations to reduce fixed costs.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cumulative cash payments of $12.0 million, a reversal of $0.5 million recorded in the fourth quarter of 2001 for anticipated restructuring costs that will not be incurred and a non-cash draw-down of $2.6 million have been applied against the total fiscal 2000 provision of $15.1 million, resulting in no remaining balance at December 31, 2003. All actions relating to the 2000 restructuring charge have been completed. The Company paid the $6.0 million loss accrual remaining at December 31, 2002 in connection with the purchase of the Farmington Hills, Michigan and the Maple Grove, Minnesota facilities. The properties, which had been under leases until June 2003, were purchased for $18.9 million, but had an estimated market value of $12.5 million. The difference between the purchase price and estimated market value had been provided for as restructuring losses in 2000 ($6.0 million), in 2002 ($0.1 million) and 2003 ($0.3 million). The Farmington Hills, Michigan facility is being used and was recorded in property, plant and equipment at a cost of $6.1 million during the second quarter of 2003 and the Maple Grove, Minnesota facility had initially been held for sale and was included in other assets, but effective December 31, 2003 the value of $6.4 million was reclassified as property, plant and equipment because it is no longer expected that the building will be sold within one year. No adjustment to the carrying value was required.

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

      Cumulative cash payments of approximately $2.6 million and non-cash draw-downs of $0.7 million have been applied against the provision, resulting in a remaining provision balance of $0.1 million as at December 31, 2003. The restructuring is complete, except for costs that are expected to be paid on the leased facilities in Munich, Germany (lease expiration January 2013) and Nepean, Ontario (lease expiration January 2006).

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

      During the first quarter of 2002, the Company consolidated its electronics systems business from its facility in Kanata, Ontario into the Company’s existing systems manufacturing facility in Wilmington, Massachusetts and transferred its laser business from the Company’s Kanata, Ontario facility to its existing facility in Rugby, United Kingdom. In addition, the Company closed its Kanata, Ontario facility. The Company took a total restructuring charge of $2.7 million related to these activities in the first quarter of 2002. The $2.7 million charge consisted of $2.2 million to accrue employee severance and benefits for approximately

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

90 employees; $0.3 million for the write-off of furniture, equipment and system software; and $0.2 million for plant closure and other related costs. During the second quarter of fiscal 2002, the Company recorded additional restructuring charges of $1.4 million related to cancellation fees on contractual obligations of $0.3 million, a write-down of land and building in Kanata, Ontario and Rugby, United Kingdom of $0.8 million, and also leased facility costs of $0.3 million at the Farmington Hills, Michigan and Oxnard, California locations. The lease costs primarily related to future contractual obligations under operating leases, net of expected sublease revenue on leases that the Company cannot terminate. The write-downs of the building brought the properties offered for sale in line with market values and the recording of these write-downs had no effect on cash.

      The second major restructuring action in 2002 was the redirection of the Company’s precision optics operations in Nepean, Ontario away from optical telecommunications and into its custom optics business as a result of the telecom industry’s severe downturn. The Company reduced capacity at the Nepean, Ontario facility and recorded a pre-tax restructuring charge of $2.3 million in the fourth quarter of 2002, which included $0.6 million to accrue employee severance and benefits for approximately 41 employees. The Company also wrote-off approximately $0.2 million of excess fixed assets and wrote-down one of the Nepean, Ontario buildings by $0.2 million to its estimated fair market value. Additionally, the Company continued to evaluate accruals made in prior restructurings and we recorded charges of approximately $0.8 million for an adjustment to earlier provisions for leased facilities in the United States and Germany. Specifically, the $0.8 million in adjustments in the fourth quarter of 2002 related to earlier provisions for the leased facilities in Munich, Germany, Maple Grove, Minnesota and Farmington Hills, Michigan. Management had originally estimated a restructuring reserve of $0.5 million based upon the assumption that the Munich, Germany facility would be subleased in 2003. Instead, the market for commercial real estate in Munich, Germany declined further making recovery of the lease rate less likely. Therefore, an additional provision of $0.5 million was recorded to cover a longer anticipated time to sublease the space and to reflect a sublease at less than our existing lease rates. The Maple Grove, Minnesota facility had been subleased through January 2003. Management had anticipated finding a buyer for this building by January 2003, exercising of the option to purchase the building and not paying the remaining lease costs. As this did not happen, the contractual lease costs through the end of the lease in June 2003 of $0.2 million were accrued. The Farmington Hills, Michigan facility, also, was not sold by the end of 2002, so the costs for the unused space through the end of the lease in June 2003 of $0.1 million were accrued. The Company also took a further write-down of $0.3 million on the buildings in Kanata, Ontario and Rugby, United Kingdom and a $0.1 million write-off for fixed assets in Kanata, Ontario and a $0.1 million write-down to estimated fair value for the Maple Grove, Minnesota and Farmington Hills, Michigan facilities.

      At December 31, 2002, the net book value of two facilities, one in Kanata, Ontario and the other in Nepean, Ontario, were classified as held for sale and included in other assets. The Nepean, Ontario facility was sold in the second quarter of 2003 for a gain of $64,000 included in gain on sale of assets. The Company sold the Kanata, Ontario property during the fourth quarter of 2003 for a gain of $39,000 included in gain on sale of assets. Because the selling price for the Kanata facility was less than the net book value, the Company took restructuring charges of $0.1 million in the second quarter of 2003 and an additional charge of $0.2 million in the third quarter of 2003.

      Cumulative cash payments of approximately $4.1 million and non-cash draw-downs of $1.8 million have been applied against the provisions taken in 2002, resulting in a remaining provision balance of $0.5 million at December 31, 2003. For severance related costs associated with these two restructuring actions, the actions are complete and the Company does not anticipate taking additional restructuring charges and has finalized payment in 2003. The Company will continue to evaluate the fair value of the buildings and fixed assets that were written down. The restructuring accrual is expected to be completely utilized during January 2013 at the end of the lease term for the Munich, Germany facility. The Company estimated the restructuring charge for the Munich, Germany facility based on contractual payments required on the lease for the unused space, less

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

what is expected to be received for subleasing. Because this is a long-term lease that extends until 2013, the Company will draw-down the amount accrued over the life of the lease. Future sublease market conditions may require the Company to make further adjustments to this restructuring reserve.

      The result of this restructuring activity was the establishment of our three new primary business segments: Components Group, Laser Group and Laser Systems Group. In addition, it also provided improved working capital management, which substantially reduced investment in receivables and inventories.

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

      As a continuation of the restructuring plan initiated in the first quarter of 2003 to reduce our distribution and service groups, during the second quarter of 2003 the Company further reduced its European operations, including terminating an additional 10 employees in Europe and closing its Paris, France office. Also, the Company closed its office in Hong Kong and terminated 7 employees from that location. Additionally, the Company terminated 8 employees in other offices in Asia Pacific. Associated with these actions taken in the second quarter of 2003, the Company recorded restructuring charges of $0.8 million consisting of severance and termination benefits of $0.6 million, and lease and contract termination charges of $0.2 million. In the third quarter of 2003, the Company incurred restructuring charges of $0.1 million for the closing of offices in Asia Pacific.

      As the Company has retained certain employees to help with the transition of work beyond the minimum periods specified in SFAS 146, the Company accrued additional termination and severance benefits for these employees of approximately $0.1 million during the third quarter of 2003, as a result of the actions taken in the first and second quarters of 2003. Additionally, during the third quarter of 2003 the Company reversed restructuring expense of approximately $0.1 million for severance costs accrued in prior quarters that will not be incurred. In the fourth quarter of 2003, the Company incurred less than $0.1 million for additional severance and termination benefits associated with the European restructuring plan.

      Although the Company does not report restructuring by segment, SFAS 146 requires disclosure of restructuring activities by segment. The alignment of the service and distribution groups described above is primarily related to our Laser Systems segment. Total costs incurred, net of $0.1 million in reversals noted above, were $1.9 million. All costs were incurred during 2003, and it is not anticipated that there will be any additional charges for this restructuring initiative.

      As part of its review of the restructuring actions taken in prior years, during the second quarter of 2003 the Company took an additional $0.3 million restructuring charge for the anticipated loss on the market value of the Farmington Hills, Michigan and Maple Grove, Minnesota facilities, on which the Company first took a restructuring charge in 2000, as noted above. Also, the Company took an additional charge of $0.1 million in the second quarter of 2003 and a charge of $0.2 million in the third quarter of 2003 to write-down the net book value of the Kanata, Ontario facility to its estimated fair market value. The Company had previously written down the Kanata, Ontario facility in 2002, as noted above. In the fourth quarter of 2003, the Company

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded an additional restructuring provision of $0.7 million for the Munich, Germany facility. This additional charge was necessary in light of the continued decline in the commercial real estate lease rates in that market as compared to our lease rate and the longer time anticipated to find a subtenant. The Company has taken charges on this Munich facility in 2000, 2001, 2002 and 2003 totaling $1.7 million. The lease on the Munich office continues through January 2013. As the commercial real estate market is difficult to predict, the Company will continue to evaluate the restructuring accrual associated with the Munich office and will adjust the provisions as required.

      Cumulative cash payments of approximately $1.8 million and non-cash draw-downs of $0.7 million and reversal of expense of $0.1 million have been applied against the provisions taken in 2003, resulting in a remaining provision balance of $0.8 million as at December 31, 2003, which is primarily to the accrual on the Munich office.

      The following table summarizes changes in the restructuring provision.

	Severance	Facilities	Other	Total

		(In millions)
Provision at December 31, 2000	$1.2	$8.3	$3.8	$13.3
Charges during 2001	0.9	2.5	—	3.4
Cash payments 2001	(1.2)	(1.6)	(3.8)	(6.6)
Reversals during 2001	—	(0.5)	—	(0.5)
Non-cash draw-down 2001	—	(0.7)	—	(0.7)

Provision at December 31, 2001	0.9	8.0	—	8.9
Charges during 2002	2.8	3.1	0.5	6.4
Cash payments 2002	(2.5)	(1.6)	(0.5)	(4.6)
Non-cash draw-down 2002	—	(1.9)	—	(1.9)

Provision at December 31, 2002	1.2	7.6	—	8.8
Charges during 2003	1.8	1.6	—	3.4
Reversals during 2003	(0.2)	—	—	(0.2)
Cash payments 2003	(2.8)	(7.1)	—	(9.9)
Non-cash draw-down 2003	—	(0.7)	—	(0.7)

Provision at December 31, 2003	$—	$1.4	$—	$1.4

Other

      During 2003, the Company recorded a reserve of approximately $0.6 million on notes receivable from a litigation settlement initially recorded in 1998. The reserve was provided because of a default on the quarterly payment due in March 2003. The Company intends to pursue legal action to regain its rights to the technology it had licensed, instead of pursuing further collection. Additionally, the Company recorded a benefit during of approximately $0.2 million for royalties earned on a divested product line and earned as part of a litigation settlement agreement. In 2003, the Company recorded a charge of approximately $0.5 million to write-off excess and unused equipment.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11.	Commitments and Contingencies

Operating leases

      The Company leases certain equipment and facilities under operating lease agreements that expire through 2106. The facility leases require the Company to pay real estate taxes and other operating costs. For the year ended December 31, 2003, lease expense was approximately $3.2 million (2002 — $3.5 million, 2001 — $5.6 million).

      The Company leased two facilities under operating lease agreements that expired in June 2003. At the end of the initial lease terms, these leases required the Company to renew the lease for a defined number of years at the fair market rental rate or purchase the properties at the fair market value. The lessor may have sold the facilities to a third party but the leases provided for a residual value guarantee by the Company of the first 85% of any loss the lessor may have incurred on its $19.1 million investment in the buildings. This would have become payable by the Company upon the termination of the transaction. In June 2003, the Company exercised its option to purchase the facilities for $18.9 million. There is no longer a residual value guarantee in connection with these leases. The lease agreement required, among other things, the Company to maintain specified quarterly financial ratios and conditions. As of March 29, 2002, the Company was in breach of the fixed charge coverage ratio, but on April 30, 2002, the Company entered into a security agreement with the Bank of Montreal (BMO) pursuant to which the Company deposited with BMO and pledged approximately $18.9 million as security in connection with the operating leases discussed above in exchange for a written waiver from BMO and BMO Global Capital Solutions for any Company defaults of or obligations to satisfy the specified financial covenants relating to the operating lease agreements until June 30, 2003. This item was included on the balance sheet in long-term investments at December 31, 2002 and was used to satisfy the purchase price of the buildings during June 2003. The properties were purchased for $18.9 million, but had an estimated fair market value of $12.5 million. Accruals that were recorded for these anticipated losses were used to offset the difference. The Farmington Hills, Michigan facility is included in property, plant and equipment and initially recorded at $6.1 million and the Maple Grove, Minnesota facility was initially included in other assets for $6.4 million, but was reclassified to property, plant and equipment effective December 31, 2003.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Minimum lease payments under operating leases expiring subsequent to December 31, 2003 are:

2004	$3,214
2005	2,789
2006	1,983
2007	1,854
2008	1,088
Thereafter	16,950

Total minimum lease payments	$27,878

      The Company has sublease agreements on certain leased facilities and will receive $2.2 million from 2004 to 2013.

Recourse receivables

      In Japan, where it is customary to do so, the Company discounts certain customer notes receivable at a bank with recourse. The Company’s maximum exposure was $1.3 million at December 31, 2003 (2002 — $1.4 million). The book value of the recourse receivables approximates fair value. During 2003, the Company received cash proceeds relating to the discounted receivables of $2.9 million (2002 — $5.7 million). Recourse receivables are included in accounts receivable on the balance sheet.

Legal proceedings and disputes

      The Company’s French subsidiary is subject to a claim by a customer of its French subsidiary that a Laserdyne 890 system, which was delivered in 1999, had unresolved technical problems that resulted in the customer’s loss of revenue and profit, plus the costs to repair the machine. In May 2001, the Le Creusot commercial court determined that the Company had breached its obligations to the customer and that it should be liable for damages. An expert appointed by the Le Creusot commercial court had filed an initial report, which estimated the cost to repair the machine at approximately French Franc 0.8 million (or approximately US$0.2 million). In the third quarter of 2003, the Company was notified that the customer is seeking cost of repairs, damages and lost profits of Euro 1.9 million (approximately US$2.3 million). The Le Creusot commercial court is reviewing the amount requested by the customer. The Company intends to vigorously defend this action and any claim amount. The customer has not paid Euro 0.3 million (or approximately US$0.4 million) of the purchase price for the system, which the Company believes it may offset against any damages. The Company has fully reserved this receivable. At this time, it is not possible to estimate an amount that the Company may be required to pay regarding this action.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Guarantees

      In the normal course of our operations, we execute agreements that provide for indemnification and guarantees to counterparties in transactions such as business dispositions, the sale of assets, sale of products and operating leases. These indemnities and guarantees are routine and customary in the industry.

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

      Certain indemnification undertakings can extend for an unlimited period and generally do not provide for any limit on the maximum potential amount. The nature of substantially all of the indemnification undertakings prevents us from making a reasonable estimate of the maximum potential amount we could be required to pay counterparties as some agreements do not specify a maximum amount, although our standard terms and conditions limits exposure to the sales price of our products. Additionally, the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time.

      Historically, we have not made any significant payments under such indemnifications. At December 31, 2003, nothing has been accrued in the consolidated balance sheet with respect to these indemnification undertakings.

Risks and uncertainties

      The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents, securities available-for-sale, trade receivables and financial instruments

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used in hedging activities. The Company does not believe it is exposed to any significant credit risk on these instruments.

      Due to the short term nature of the Company’s investments, the Company does not believe it is exposed to any significant interest rate risk.

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

      The Company’s operations involve a number of other risks and uncertainties including, but not limited to, the cyclicality of the semiconductor and electronics markets, the effects of general economics conditions, rapidly changing technology, and international operations.

12.	Financial instruments

Cash equivalents, short-term and long-term investments

      At December 31, 2003, the Company had $49.7 million invested in cash equivalents denominated in United States dollars with maturity dates between January 2, 2004 and March 4, 2004. At December 31, 2002, the Company had $53.3 million invested in cash equivalents denominated in United States dollars with average dates between January 2, 2003 and March 24, 2003. At December 31, 2003, cost approximates fair value.

      At December 31, 2003 the Company had $39.6 million in short-term investments and $3.1 million in long-term investments invested in United States dollars with maturity dates between January 6, 2004 and November 23, 2004. As discussed in Note 4 to the financial statements, $5.0 million of short-term investments are pledged as collateral for the Fleet pledge agreement at December 31, 2003. At December 31, 2002 the Company had $29.0 million in short-term investments and $37.4 million in long-term investments invested in United States dollars with maturity dates between January 6, 2003 and November 23, 2004. As discussed in Note 4 to the financial statements, $14.5 million of short-term investments are pledged as collateral for the Fleet and CIBC credit facilities at December 31, 2002 and $18.9 million of the long-term investments was pledged as security for the lease agreements with BMO as described in Note 11 above. Also, included in long-term investments at December 31, 2003 is a minority equity investment in a private United Kingdom company valued at $0.6 million that was purchased as part of the assets acquired in the Spectron acquisition. At December 31, 2003, cost approximates fair value.

Derivative financial instruments

      The Company only uses derivatives for hedging purposes. The following is a summary of the Company’s risk management strategies and the effect of these strategies on the Company’s consolidated financial statements.

      The Company has instituted a foreign currency cash flow hedging program to manage exposures to changes in foreign currency exchange rates associated with forecasted sales transactions. Currency forwards and swaps are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended or expected to occur and any previously unrealized hedging gains or losses recorded in other comprehensive income are immediately recorded to earnings. Earnings impacts for all designated hedges are recorded in the consolidated statement of operations

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally on the same line item as the gain or loss on the item being hedged. The Company records all derivatives at fair value as assets or liabilities in the consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument. Effective January 1, 2003, the Company removed the designation of all short-term hedge contracts from their corresponding hedge relationships. Accordingly, such contracts are recorded at fair value with changes in fair value recognized currently in income starting January 1, 2003, instead of included in accumulated other comprehensive income. Unrealized gains on these contracts included in accumulated other comprehensive income at December 31, 2003 are recognized in the same periods as the underlying hedged transactions. Although the Company now marks-to-market short-term hedge contracts to the statement of operations, the Company does not intend to enter into hedging contracts for speculative purposes.

      At December 31, 2003, the Company had one long-term currency swap contract valued at $8.7 million United States dollars with an aggregate fair value loss of $1.4 million after-tax recorded in accumulated other comprehensive income with a maturity date in December 2005. At December 31, 2002, the Company had eleven foreign exchange forward contracts to purchase $16.9 million United States dollars and one long-term currency swap contract valued at $8.7 million United States dollars with an aggregate fair value loss of $0.5 million after-tax recorded in accumulated other comprehensive income and maturing at various dates in 2003. The ineffective portion of the derivative instruments totaled a combined loss of $0.3 million and is recorded in the consolidated statements of operations in foreign exchange gain (loss).

13.	Segment Information

General description

      During 2002, the Company changed the way it manages its business to reflect a growing focus on its three core businesses: components, lasers and laser systems. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution. Segment information for the 2001 year has been restated to conform to the current year’s presentation. There were no changes in the structure of the segments during 2003.

      The president and chief executive officer has been identified as the chief operating decision maker (“CODM”) in assessing the performance of the segments and the allocation of resources to the segments. The CODM evaluates financial performance based on measures of profit or loss from operations before income taxes excluding the impact of amortization of purchased intangibles, acquired in-process research and development, restructuring and other, gain (loss) on sale of assets and investments, interest income, interest expense, and foreign exchange transaction losses. Certain corporate-level operating expenses, including corporate marketing, finance, and administrative expenses, are not allocated to operating segments. Intersegment sales are based on negotiated prices between segments to approximate market prices. All intersegment profit, including any unrealized profit on ending inventories, is eliminated on consolidation. The accounting policies of the segments are the same as those described in note 1.

      The Company’s operations include three reportable operating segments: the Components segment (Components); the Laser segment (Laser Group); and the Laser Systems segment (Laser Systems).

Components Group

      The Company’s component products are designed and manufactured at our facilities in Billerica, Massachusetts, Moorpark, California, Poole, England, and Suzhou, China. The products are sold directly, or, in some territories, through distributors, to original equipment manufacturers, or OEMs. Products include optical scanners and subsystems used by OEMs for applications in materials processing, test and measurement, alignment, inspection, displays, imaging, graphics, vision, rapid prototyping, and medical use such as

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ophthalmology. The Components Group also manufactures printers for certain medical end products such as defibrillators, patient care monitors and cardiac pacemaker programmers, as well as film imaging subsystems for use in medical imaging systems. Under the trade name, WavePrecision, we also manufacture precision optics supplied to OEM customers for applications in the aerospace and semiconductor industries. In May 2003, the Company acquired the principal assets of the Encoder division of DRC, which was integrated into the manufacturing operations in our Billerica facility during the second and third quarters of 2003. With the acquisition of Westwind in December 2003, the Company expanded its line of technology enabling components to include high performance air bearing spindles, which are used in similar applications described above for our other component products. The components group’s major markets are medical, semiconductor and electronics, light industrial, automotive, and aerospace.

Laser Group

      The Company designs and manufactures a wide range of lasers at our Rugby, United Kingdom facility for sale in the merchant market to OEMs and both captive and merchant systems integrators. We also use some lasers in the Company’s own laser systems. The Laser Group also derives significant revenues from providing parts and technical support for lasers in its installed base at customer locations. These lasers are primarily used in material processing applications (cutting, welding and drilling) in light automotive, electronics, aerospace, medical and light industrial markets. The lasers are sold worldwide directly in North America and the United Kingdom, and through distributors in Europe, Japan, Asia Pacific and China. Sumitomo Heavy Industries (a significant shareholder of the Company) is our distributor in Japan. Specifically, our pulsed and continuous wave Nd:YAG lasers are used in a variety of medical, light automotive and industrial applications. In addition to our continued development of our existing laser range, in May 2003 we acquired Spectron, a United Kingdom company, which specializes in the manufacture and sale of low power diode pumped and lamp pumped lasers, predominantly used in marking applications. This acquisition was successfully incorporated into the existing operations of the Laser Group site in Rugby during the second and third quarters of 2003.

Laser Systems Group

      The Company’s laser systems are designed and manufactured at our Wilmington, Massachusetts facility and are sold directly into our primary markets, through distributors in the secondary markets, to end users, such as semiconductor integrated device manufacturers and wafer processors as well as electronic component and assembly manufacturers. The Laser Systems Group also derives significant revenues from parts sales and servicing systems in its installed base at customer locations. System applications include laser repair to improve yields in the production of dynamic random access memory chips, or DRAMs, permanent marking systems for silicon wafers and individual dies for traceability and quality control, circuit processing systems for linear and mixed signal devices, as well as for certain passive electronic components, and printed circuit boards manufacturing systems for via hole drilling, solder paste inspection and component placement inspection.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segments

      Information on reportable segments is as follows:

	Year Ended December 31,

	2003	2002	2001

Sales
Components	$73,762	$70,436	$88,689
Laser Group	33,412	23,748	39,119
Laser Systems	82,687	65,906	123,969
Intersegment sales elimination	(4,300)	(1,020)	(3,873)

Total	$185,561	$159,070	$247,904

Profit (loss) from operations before income taxes
Components	$15,665	$16,763	$18,603
Laser Group	1,071	(5,010)	4,425
Laser Systems	8,042	(18,732)	(23,712)

Total by segment	24,778	(6,979)	(684)
Unallocated amounts:
Corporate expenses	19,148	19,754	12,983
Amortization of purchased intangibles	5,657	5,135	5,226
Restructuring	3,228	6,448	2,930
Other	831	(1,021)	(148)

Loss from operations	$(4,086)	$(37,295)	$(21,675)

      The CODM does not review asset information on a segmented basis and the Company does not maintain assets on a segmented basis, therefore a breakdown of assets by segments is not included.

Geographic segment information

      The Company attributes revenues to geographic areas on the basis of the bill to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific, but the sales of our systems are billed and shipped to locations in the United States. These sales are therefore reflected in United States totals in the table below. Long-lived assets are attributed to geographic areas in which Company assets reside. Long-lived assets, which include property, plant and equipment and intangibles,

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside.

	Year Ended December 31,

	2003		2002		2001

Revenues from external customers:
USA	$91,734	49%	$94,654	59%	$119,321	48%
Canada	1,610	1%	1,883	1%	11,410	5%
Europe	27,476	15%	25,804	16%	50,745	20%
Japan	36,057	19%	23,460	15%	40,956	17%
Latin and South America	1,070	1%	1,249	1%	852	0%
Asia-Pacific, other	27,614	15%	12,020	8%	24,620	10%

Total	$185,561	100%	$159,070	100%	$247,904	100%

	As at December 31,

	2003	2002

Long-lived assets and goodwill:
USA	$32,063	$24,158
Canada	2,931	6,625
Europe	40,741	11,540
Japan	799	618
Asia-Pacific, other	433	136

Total	$76,967	$43,077

GSI LUMONICS INC.

SUPPLEMENTARY FINANCIAL INFORMATION

(United States GAAP and in thousands of United States dollars, except share amounts)
(Unaudited)

	Three Months Ended

	December 31,	September 26,	June 27,	March 28,
	2003	2003	2003	2003

	(Unaudited)
Sales	$54,879	$44,881	$44,692	$41,119
Gross profit	21,454	16,644	15,639	14,740
Net income (loss)	2,501	550	(3,555)	(1,666)
Net income (loss) per common share:
Basic	$0.06	$0.01	$(0.09)	$(0.04)
Diluted	$0.06	$0.01	$(0.09)	$(0.04)

	Three Months Ended

	December 31,	September 27,	June 28,	March 29,
	2002	2002	2002	2002

	(Unaudited)
Sales	$45,099	$37,419	$39,664	$36,888
Gross profit	13,408	11,310	12,203	12,273
Net loss	(4,577)	(5,415)	(11,112)	(6,620)
Net loss per common share:
Basic	$(0.11)	$(0.13)	$(0.27)	$(0.16)
Diluted	$(0.11)	$(0.13)	$(0.27)	$(0.16)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

      As of the end of the fiscal year ended December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the fiscal year ended December 31, 2003. During the period covered by this Annual Report, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

      The information required by this Item with respect to directors is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2004 (the “2004 Proxy Statement”) which is to be filed with the Securities and Exchange Commission (or SEC) pursuant to Regulation 14A on or about April 23, 2004.

Executive Officers

      The information required by this Item with respect to executive officers is incorporated herein by reference to the Company’s 2004 Proxy Statement, which is to be filed with the SEC pursuant to Regulation 14A on or about April 23, 2004.

Promoters and Control Persons

      The information required by this Item with respect to promoters and control persons is incorporated herein by reference to the Company’s 2004 Proxy Statement, which is to be filed with the SEC pursuant to Regulation 14A on or about April 23, 2004.

Reports of Beneficial Ownership

      The information required by this Item is incorporated herein by reference to the Company’s 2004 Proxy Statement, which is to be filed with the SEC pursuant to Regulation 14A on or about April 23, 2004.

Code of Ethics

      The information required by this Item is incorporated hereby by reference to the Company’s 2004 Proxy Statement, which is to be filed with the SEC on or about April 23, 2004.

Item 11.	Executive Compensation

      The information required by this Item is incorporated herein by reference to the Company’s 2004 Proxy Statement which is to be filed with the SEC pursuant to Regulation 14A on or about April 23, 2004.

      Equity Compensation Plan Information — The information required by this Item is incorporated herein by reference to the Company’s 2004 Proxy Statement which is to be filed with the SEC pursuant to Regulation 14A on or about April 23, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated herein by reference to the Company’s 2004 Proxy Statement which is to be filed with the SEC pursuant to Regulation 14A on or about April 23, 2004.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference to the Company’s 2004 Proxy Statement which is to be filed with the SEC pursuant to Regulation 14A on or about April 23, 2004.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item is incorporated herein by reference to the Company’s 2004 Proxy Statement which is to be filed with the SEC pursuant to Regulation 14A on or about April 23, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

List of Financial Statements

      The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.

List of Financial Statement Schedules

      See “Schedule II — Valuation and Qualifying Accounts.” All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

List of Exhibits

      See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

Exhibit
Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 27, 1998, by and among the Registrant, Grizzly Acquisition Corp., New Grizzly Acquisition Corp. and General Scanning, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules referred to in the Merger Agreement are omitted. The Registrant hereby undertakes to furnish a supplemental a copy of any omitted Schedule to the Commission upon request.(3)
2.2	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of February 29, 2000, by and between Alexandria Real Estate Equities, Inc., and General Scanning, Inc., including amendments.(7)
2.3	Asset Purchase Agreement, dated as of August 19, 2000, between GSI Lumonics Life Science Trust, GSI Lumonics Trust, Inc. and Packard BioScience Company.(6)
2.4	Agreement for the sale and purchase of the whole of the issued share capital of Westwind Air Bearings Limited and Westwind Air Bearings Inc. (13)
3.1	Certificate and Articles of Continuance of the Registrant dated March 22, 1999.(3)
3.2	By-Law No. 1 of the Registrant.(3)
4.1	1981 Stock Option Plan of GSI.(1)
4.2	1992 Stock Option Plan of GSI.(1)
4.3	1995 Directors’ Warrant Plan of GSI.(1)
4.4	1994 Key Employees and Directors Stock Option Plan of the Registrant.(3)
4.5	1995 Stock Option Plan for Employees and Directors of the Registrant.(5)
4.6	GSI Lumonics Inc. Employee Stock Purchase Plan. (10)
4.7	Restatement of the 1995 Stock Option Plan for Employees and Directors of the Registrant. (11)
4.8	Loan Agreement among General Scanning, Inc., GSI Lumonics Corporation and Fleet National Bank dated June 28, 2002. (12)
4.9	Secured Revolving Time Note between General Scanning, Inc. and Fleet National Bank dated June 28, 2002. (12)
4.10	Security Agreement between General Scanning, Inc. and Fleet National Bank dated June 28, 2002. (12)
10.1	Lease dated July 15, 1997, as amended to date, between GSI and The Wilmington Realty Trust.(2)
10.2	Settlement Agreement dated June 12, 1998 between GSI and Robotic Vision Systems, Inc.(3)
10.3	OEM Supply Agreement between the Registrant and Sumitomo Heavy Industries, Ltd. dated August 31, 1999.(4)
10.4	Severance Agreement between the Registrant and Thomas Swain dated May 24, 2001.(8)
10.5	Severance Agreement between the Registrant and Victor Woolley dated May 24, 2001.(8)
10.6	Severance Agreement between the Registrant and Linda Palmer dated May 24, 2001.(8)
10.7	Severance Agreement between the Registrant and Kurt A. Pelsue dated May 24, 2001.(9)
10.8	Severance Agreement between the Registrant and Alfonso DaSilva dated July 9, 2001.(9)
10.9	Employment Agreement between the Registrant and Victor H. Woolley dated June 25, 2002. (12)
10.10	Termination Amendment to Severance Agreement between the Registrant and Victor H. Woolley dated June 25, 2002. (12)

Exhibit
Number	Description

10.11	Agreement of Purchase and Sale of property between the Registrant and Marcomm Fibre Optics, Inc. dated March 7, 2003. (13)
10.12	Agreement regarding termination benefits between the Registrant and Felix Stukalin dated April 21, 2003. *
10.13	Agreement of Purchase and Sale of Property between the Registrant and NegotiArt Inc. dated June 20, 2003. *
10.14	First Amending Agreement to the Agreement Purchase and Sale between the Registrant and NegotiArt Inc. dated October 1, 2003. *
10.15	Employment agreement between the Registrant and Charles D. Winston dated January 1, 2004 *
21.1	Subsidiaries of the Registrant. *
23.1	Consent of Independent Chartered Accountants. *
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99	Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles. *
99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Canadian Supplement. *

(1)	Incorporated by reference to the Registration Statement of General Scanning, Inc. on Form S-1, filed August 11, 1995.

(2)	Incorporated by reference to the Annual Report on Form 10-K of General Scanning, Inc. for the year ended December 31, 1997.

(3)	Incorporated by reference to the Registration Statement on Form S-4/ A (Amendment No. 2) of Lumonics Inc., filed February 11, 1999.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 4, 2000.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 16, 2000.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2001.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2001.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 16, 2001.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2002.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 10, 2003.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

*	Filed herewith

Reports on Form 8-K

•	Form 8-K dated October 23, 2003 and furnished on October 23, 2003 — Item 12. Results of Operations and Financial Condition

      Disclosed, and included as an exhibit, a press release announcing the Company’s financial position and results of operations as of and for the fiscal quarter ended September 26, 2003.

•	Form 8-K dated December 10, 2003 and filed on December 10, 2003 — Item 2. Acquisition or Disposition of Assets

      Disclosed, and included as an exhibit, a purchase agreement and a press release announcing that GSI Lumonics Corporation completed the purchase of the whole of the issued share capital of Westwind Air Bearings Inc. from FR Holdings Inc. and GSI Lumonics Limited completed the purchase of the whole of the issued share capital of Westwind Air Bearings Limited from Cobham Plc and Lockman Investments Limited.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Lumonics Inc., has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI LUMONICS INC.

By:	/s/ CHARLES D. WINSTON

Charles D. Winston
President and Chief Executive Officer

Date: March 15, 2004

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Charles D. Winston and Thomas R. Swain, and each of them, his true and lawful proxies, attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and title with the SEC any and all amendments to this Annual Report on Form 10-K, together with all exhibits thereto, (ii) act, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them and his and their substitute or substitutes, full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES D. WINSTON Charles D. Winston	Director, President and Chief Executive Officer (Principal Executive Officer	March 15, 2004

/s/ THOMAS R. SWAIN Thomas R. Swain	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	March 15, 2004

/s/ RICHARD B. BLACK Richard B. Black	Director	March 15, 2004

/s/ PAUL F. FERRARI Paul F. Ferrari	Chairman of the Board of Directors	March 15, 2004

/s/ PHILLIP A. GRIFFITHS Phillip A. Griffiths	Director	March 15, 2004

Signature	Title	Date

/s/ BYRON O. POND Byron O. Pond	Director	March 15, 2004

/s/ BENJAMIN J. VIRGILIO Benjamin J. Virgilio	Director	March 15, 2004

GSI LUMONICS INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Allowance		Balance
	Beginning	Costs and	Established From		at End
Description	of Period	Expenses	Acquisitions	Deductions	of Period

Year ended December 31, 2001
Allowance for doubtful accounts	$2,758	$1,130	$—	$(854)	$3,034
Year ended December 31, 2002
Allowance for doubtful accounts	$3,034	$209	$—	$(562)	$2,681
Year ended December 31, 2003
Allowance for doubtful accounts	$2,681	$687	$1,931	$(834)	$4,465