Form 10-Q
period 2004-04-02
GSI LUMONICS INC
filed 2004-05-12
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2004

or

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

      As at April 30, 2004, there were 40,987,500 shares of the Registrant’s common shares, no par value, issued and outstanding.

GSI LUMONICS INC.

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

GSI LUMONICS INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	April 2,	December 31,
	2004	2003

ASSETS
Current
Cash and cash equivalents (note 8)	$91,997	$64,035
Short-term investments (note 8)	20,577	39,562
Accounts receivable, less allowance of $4,338 (December 31, 2003 — $4,465)	63,068	53,040
Income taxes receivable	1,199	4,839
Inventories (note 3)	51,686	43,916
Deferred tax assets (note 11)	11,527	5,507
Other current assets	7,574	8,048

Total current assets	247,628	218,947
Property, plant and equipment, net of accumulated depreciation of $20,863 (December 31, 2003 — $22,305)	52,041	52,982
Deferred tax assets (note 11)	3,611	6,642
Other assets (note 3)	2,324	2,297
Long-term investments (note 8)	1,644	3,743
Intangible assets, net of amortization of $23,497 (December 31, 2003 — $21,924) (note 3)	22,986	23,985

	$330,234	$308,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$22,488	$18,218
Accrued compensation and benefits	8,312	7,424
Other accrued expenses (note 3)	22,407	18,451

Total current liabilities	53,207	44,093
Deferred compensation	2,343	2,162
Accrued minimum pension liability (note 12)	1,616	1,553

Total liabilities	57,166	47,808
Commitments and contingencies (note 10)
Stockholders’ equity (note 6)
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 40,976,318 (December 31, 2003 — 40,927,499)	305,840	305,512
Additional paid-in capital	2,851	2,800
Accumulated deficit	(34,501)	(43,440)
Accumulated other comprehensive loss	(1,122)	(4,084)

Total stockholders’ equity	273,068	260,788

	$330,234	$308,596

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	Three Months Ended

	April 2,	March 28,
	2004	2003

Sales	$74,853	$41,119
Cost of goods sold	45,113	26,379

Gross profit	29,740	14,740
Operating expenses:
Research and development	4,759	3,309
Selling, general and administrative	13,484	11,838
Amortization of purchased intangibles	1,549	1,279
Restructuring	—	628
Other	—	356

Total operating expenses	19,792	17,410

Income (loss) from operations	9,948	(2,670)
Loss on sale of investments	(15)	—
Interest income	179	641
Interest expense	(28)	(54)
Foreign exchange transaction gains (losses)	(260)	417

Income (loss) before income taxes	9,824	(1,666)
Income tax provision	885	—

Net income (loss)	$8,939	$(1,666)

Net income (loss) per common share:
Basic	$0.22	$(0.04)
Diluted	$0.21	$(0.04)
Weighted average common shares outstanding (000’s)	40,951	40,787
Weighted average common shares outstanding for diluted net income (loss) per common share (000’s)	42,114	40,787

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. GAAP and in thousands of U.S. dollars)

	Three Months Ended

	April 2,	March 28,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$8,939	$(1,666)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of investments	15	—
Depreciation and amortization	3,746	2,542
Unrealized loss on derivatives	—	504
Stock-based compensation	51	—
Deferred income taxes	(2,570)	(217)
Changes in current assets and liabilities:
Accounts receivable	(9,159)	(4,601)
Inventories	(6,881)	2,833
Other current assets	564	1,078
Accounts payable, accruals and taxes (receivable) payable	11,783	(1,335)

Cash provided by (used in) operating activities	6,488	(862)

Cash flows from investing activities:
Additions to property, plant and equipment	(277)	(598)
Proceeds from the sale and maturities of investments	47,620	41,144
Purchases of investments	(26,491)	(26,281)
Decrease in other assets	3	42

Cash provided by investing activities	20,855	14,307

Cash flows from financing activities:
Issue of share capital from the exercise of stock options	328	8

Cash provided by financing activities	328	8

Effect of exchange rates on cash and cash equivalents	291	392

Increase in cash and cash equivalents	27,962	13,845
Cash and cash equivalents, beginning of period	64,035	83,633

Cash and cash equivalents, end of period	$91,997	$97,478

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of April 2, 2004
(U.S. GAAP and tabular amounts in thousands of U.S. dollars, except share amounts)

1.     Basis of Presentation

      These unaudited interim consolidated financial statements have been prepared by GSI Lumonics Inc. in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the U.S. for interim financial statements and the rules and regulations promulgated by the U.S. Securities and Exchange Commission, including the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements reflect all adjustments and accruals, consisting only of adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of financial position and results of operations for the periods presented. The consolidated financial statements include the accounts of GSI Lumonics Inc. and its wholly-owned subsidiaries (the Company). Intercompany transactions and balances have been eliminated. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

      A reconciliation of the differences between United States and Canadian generally accepted accounting principles (GAAP) is presented in note 14.

Comparative Amounts

      Certain prior year amounts have been reclassified to conform to the current year presentation in the financial statements for the three-months ended April 2, 2004. These reclassifications had no effect on the previously reported results of operations or financial position.

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

      The estimated excess of the purchase price over the fair value of net identifiable tangible assets acquired (approximately $1.1 million) was recorded as acquired technology to be amortized over its estimated useful life of four years. There was no goodwill associated with this acquisition. There was no purchased in process

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

research and development included with this acquisition, therefore no amounts were written off to results of operations. The Company’s consolidated results of operations have included the Encoder division activity as of the closing date of May 2, 2003. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company. The addition of the Encoder division assets represents the addition of technology and products that expand the Company’s offering of precision motion control components. The integration of the Encoder division into the Company’s Components Group in Billerica, Massachusetts was completed during the third quarter of 2003.

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

      The estimated excess of the purchase price over the fair value of net identifiable tangible assets acquired (1.1 million British pounds sterling or approximately $1.8 million) was recorded as acquired technology to be amortized over its estimated useful life of five years. There was no goodwill associated with this acquisition. There was no purchased in process research and development included with this acquisition, therefore no amounts were written off to results of operations. The Company’s consolidated results of operations have included the Spectron activity as of the closing date of May 7, 2003. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company. This acquisition adds both diode pumped laser solid state (DPSS) technology and products to the Company’s marketplace offerings, as well as expanded product lines in both lamp pumped (LPSS) and CO(2)-based technologies. The integration of this acquisition into the Company’s Laser Group in Rugby, United Kingdom was completed during the third quarter of 2003.

      On December 10, 2003, GSI Lumonics Corporation completed the purchase of all of the issued share capital of Westwind Air Bearings Inc. from FR Holdings Inc. and GSI Lumonics Limited completed the purchase of all of the issued share capital of Westwind Air Bearings Limited from Cobham Plc and Lockman Investments Limited. Both GSI Lumonics Corporation and GSI Lumonics Limited are wholly owned subsidiaries of GSI Lumonics Inc. The combined purchase price of $34.9 million was comprised of $33.7 million in cash, which is net of cash acquired of $2.6 million and $1.2 million in costs of the acquisition. The amount of the consideration was determined through arm’s length negotiations between the parties and was financed out of available cash and investments at hand. Subject to final adjustments related to potential changes in the values of tax assets and liabilities for GAAP reporting purposes, the purchase price was

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition as noted below.

Estimated Fair
Value at
Acquisition Date

(In millions)
Accounts receivable	$7.7
Inventories	6.3
Other current assets	1.3
Property, plant and equipment	13.4
Intangible assets	12.6
Accounts payable and other accrued expenses	(6.2)
Deferred tax liability	(0.2)

Total purchase price	$34.9

      The estimated fair value of intangible assets acquired were recorded as follows:

	Estimated Fair
	Value at	Estimated
	Acquisition Date	Useful Life

	(In millions)	(In years)
Customer relationships	$5.3	10
Tradename	1.6	15
Acquired technology	5.7	8

Total intangible assets	$12.6

      There was no goodwill associated with this acquisition. There was no purchased in process research and development included with this acquisition, therefore no amounts were written off to results of operations. The Company’s consolidated results of operations have included Westwind activity as of the closing date of December 10, 2003. The addition of Westwind represents the addition of technology and products that expand the Company’s offering of enabling components to include high precision rotary motion technology using air bearings. Pro forma results of operations, as if the purchase had occurred at the beginning of the fiscal period, are presented below.

Pro Forma Combined
(Unaudited) for the
Three Months Ended
March 28, 2003

Sales	$47,877
Net loss	$3,167
Net loss per common share: basic and diluted	$0.08
Weighted average shares outstanding: basic and diluted	40,787

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Supplementary Balance Sheet Information

      The following tables provide details of selected balance sheet accounts.

Inventories

	April 2,	December 31,
	2004	2003

Raw materials	$19,013	$15,762
Work-in-process	13,889	10,057
Finished goods	16,002	14,127
Demo inventory	2,782	3,970

Total inventories	$51,686	$43,916

Intangible Assets

	April 2, 2004		December 31, 2003

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Patents and acquired technology	$38,059	$(22,813)	$37,725	$(21,451)
Customer relationships	5,612	(140)	5,442	—
Trademarks and trade names	2,812	(544)	2,742	(473)

Total cost	46,483	$(23,497)	45,909	$(21,924)

Accumulated amortization	(23,497)		(21,924)

Net intangible assets	$22,986		$23,985

Other Assets

	April 2,	December 31,
	2004	2003

Short term other assets:
Prepaid VAT and VAT receivable	$3,240	$2,880
Other prepaid expenses	2,675	2,991
Other current assets	1,659	2,177

Total	$7,574	$8,048

Long term other assets:
Deposits and other	$397	$386
Mortgage receivable	1,927	1,911

Total	$2,324	$2,297

      During the fourth quarter of 2003, the Company sold its 75,000 square foot facility in Kanata, Ontario. As part of the sale agreement for the Kanata property, the Company entered into an interest free mortgage agreement denominated in Canadian dollars with the purchaser. The mortgage receivable of $2.1 million (or Canadian $2.7 million) was discounted at a rate of 2.5% to a carrying value of $1.9 million. The principal is due November 30, 2006. This mortgage receivable is included in other long-term assets at April 2, 2004 and December 31, 2003. For the three months ended April 2, 2004, imputed interest on the mortgage receivable of

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$16 thousand is included in interest income and increased the mortgage receivable. The carrying value of the mortgage receivable at April 2, 2004 is $1.9 million.

Other Accrued Expenses

	April 2,	December 31,
	2004	2003

Accrued warranty	$5,120	$4,571
Deferred revenue	6,149	3,344
VAT payable	1,805	1,249
Accrued restructuring (note 9)	1,214	1,390
Unrealized loss on currency swap	1,671	1,466
Accrual for recourse receivable	606	1,306
Other	5,842	5,125

Total	$22,407	$18,451

Accrued Warranty

	For the	For the
	Three Months	Three Months
	Ended	Ended
	April 2, 2004	March 28, 2003

Balance at the beginning of the period	$4,571	$3,383
Charged to costs of goods sold	1,664	855
Use of provision	(1,181)	(858)
Foreign currency exchange rate changes	66	(38)

Balance at the end of the period	$5,120	$3,342

      The Company generally warrants its products for a period of up to 12 months for material and labor to repair and service the system. A provision for the estimated cost related to warranty is recorded at the time revenue is recognized.

      The estimate of costs to service the warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claims or increased costs associated with servicing those claims, revisions to the estimated warranty liability are made.

4.     New Accounting Pronouncements

Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which is an Interpretation of Accounting Research Bulletin No. 51. FIN 46 provides guidance on identifying entities known as “variable interest entities” (VIEs) and determining when VIEs should be consolidated. This new approach for consolidation applies to entities: 1) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties; or 2) where the equity investors, as a group, lack certain characteristics of a controlling financial interest. In addition, FIN 46 requires that both the primary beneficiary and other enterprises with a significant variable interest in a VIE make additional disclosures. Application of FIN 46 is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. The Company does not have any interests

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in special-purpose entities and therefore the FIN 46 has no impact on its financial position or results of operations. For all other types of variable interest entities FIN 46 is required in financial statements for periods ending after March 15, 2004. The Company does not have any interests in other types of variable interest entities and therefore the adoption of this aspect of FIN 46 did not have any impact on its financial position or results of operations.

5.     Bank Indebtedness

      At April 2, 2004, the Company had no lines of credit but had two bank guarantees in British Pounds Sterling and Euros with National Westminster Bank (NatWest) and Deutsche Bank, respectively, for a total amount of available credit of $0.3 million versus guarantees of $0.2 million at December 31, 2003. NatWest provides a $0.2 million bank guarantee for letters of credit used for duty purposes in the United Kingdom. The Deutsche Bank guarantee of $0.1 million is for our Munich, Germany office lease. At December 31, 2003, the NatWest guarantee was $0.1 million and the Deutsche Bank guarantee was $0.1 million. At April 2, 2004 and December 31, 2003, pursuant to a $4.0 million security agreement between the Company and Fleet Bank N.A., marketable securities totaling $5.0 million had been pledged as collateral for the Fleet agreement to support a foreign currency swap contract.

6.     Stockholders’ Equity

Capital Stock

      The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During the three months ended April 2, 2004 and March 28, 2003, 48,819 and 2,000, respectively, common shares were issued pursuant to exercised stock options for proceeds of approximately $0.3 million and $8.0 thousand, respectively.

Accumulated Other Comprehensive Loss

      The following table provides the details of accumulated other comprehensive loss at

	April 2,	December 31,
	2004	2003

Unrealized gain on investments, net of tax of nil	$165	$—
Accumulated foreign currency translations	329	(2,531)
Accrued minimum pension liability, net of tax of nil	(1,616)	(1,553)

Total accumulated other comprehensive loss	$(1,122)	$(4,084)

      The components of comprehensive income (loss) are as follows:

	Three Months Ended

	April 2,	March 28,
	2004	2003

Net income (loss)	$8,939	$(1,666)
Other comprehensive income (loss)
Realized loss on cash flow hedging instruments, net of tax of nil	—	521
Unrealized gain on cash flow hedging instruments, net of tax of nil	—	27
Change in unrealized loss on investments, net of tax of nil	165	(124)
Change in accrued minimum pension liability, net of tax of nil	(63)	51
Foreign currency translation adjustments	2,860	266

Comprehensive income (loss)	$11,901	$(925)

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net income (loss) per common share

      Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For diluted net income (loss) per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method. As a result of the net loss for the three months ended March 28, 2003, the effect of converting options and warrants was anti-dilutive.

      Common and common share equivalent disclosures are:

	Three Months Ended

	April 2,	March 28,
	2004	2003

	(In thousands)
Weighted average common shares outstanding	40,951	40,787
Dilutive potential common shares	1,163	—

Diluted common shares	42,114	40,787

      At April 2, 2004, the Company had options and warrants outstanding entitling holders to acquire up to 3,355,252 and 51,186 common shares, respectively. At March 28, 2003, the Company had options and warrants outstanding entitling holders to acquire up to 3,428,009 and 51,186 common shares, respectively.

Pro Forma Stock Based Compensation

      Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s net income and net income per share would have been decreased and the net loss and net loss per share would have been increased to the pro forma amounts below.

	Three Months Ended

	April 2, 2004	March 28, 2003

Net income (loss):
As reported	$8,939	$(1,666)
Stock based compensation included in results of operations	51	—
Stock based compensation if fair value based method was applied	(597)	(663)

Pro forma	$8,393	$(2,329)
Basic net income (loss) per share:
As reported	$0.22	$(0.04)
Pro forma	$0.20	$(0.06)
Diluted income (loss) per share:
As reported	$0.21	$(0.04)
Pro forma	$0.20	$(0.06)

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	April 2,	March 28,
	2004	2003

Risk-free interest rate	1.9%	3.1%
Expected dividend yield	—	—
Expected life from date of grant	4.0 years	4.0 years
Expected volatility	62%	67%

7.     Related Party Transactions

      The Company recorded sales revenue from Sumitomo Heavy Industries Ltd., a significant shareholder of the Company, of $1.9 million in the three months ended April 2, 2004 and $0.8 million in the three months ended March 28, 2003 at amounts and terms approximately equivalent to third-party transactions. Receivables from Sumitomo Heavy Industries Ltd. of $1.9 million and $1.3 million as at April 2, 2004 and December 31, 2003, respectively, are included in accounts receivable on the balance sheet.

      The Company has an agreement with V2Air LLC relating to the use of V2Air LLC’s aircraft for Company purposes. The Company’s President and Chief Executive Officer, Charles D. Winston owns V2Air LLC. Pursuant to the terms of the agreement, the Company is required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the three months ended April 2, 2004 and March 28, 2003, the Company reimbursed V2Air LLC $48 thousand and $36 thousand, respectively, under the terms of the agreement.

8.     Financial Instruments

Cash Equivalents, Short-term and Long-term Investments

      At April 2, 2004, the Company had $76.0 million invested in cash equivalents denominated in U.S. dollars with maturity dates between April 5, 2004 and May 6, 2004. At December 31, 2003, the Company had $49.7 million invested in cash equivalents denominated in U.S. dollars with maturity dates between January 2, 2004 and March 4, 2004. Cash equivalents are stated at fair value.

      At April 2, 2004, the Company had $20.6 million in short-term investments and $1.0 million in long-term investments invested in U.S. dollars with maturity dates between April 8, 2004 and November 15, 2004. Short-term and long-term investments are recorded at fair market value. At December 31, 2003 the Company had $39.6 million in short-term investments and $3.1 million in long-term investments invested in U.S. dollars with maturity dates between January 6, 2004 and November 23, 2004. As discussed in note 5 to the financial statements, $5.0 million of short-term investments are pledged as collateral for the Fleet pledge agreement at April 2, 2004. Also, included in long-term investments at April 2, 2004 and December 31, 2003 is a minority equity investment of a private United Kingdom company valued at $0.7 million and $0.6 million, respectively, that was purchased as part of the assets acquired in the Spectron asset acquisition.

Derivative Financial Instruments

      Effective January 1, 2003, the Company removed the designation of all short-term hedge contracts from their corresponding hedge relationships. Accordingly, such contracts are recorded at fair value with changes in fair value recognized currently in income starting January 1, 2003, instead of included in accumulated other comprehensive income. Although the Company now marks-to-market short-term hedge contracts to the statement of operations, the Company does not enter into hedging contracts for speculative purposes. Long-term

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedge contracts continue to be accounted for under methods allowed by SFAS 133, and changes in their fair value are included in accumulated other comprehensive income.

      At April 2, 2004 and December 31, 2003 the Company had one currency swap contract valued at $8.7 million U.S. dollars with an aggregate fair value loss of $1.7 million and $1.5 million, respectively, after-tax recorded in accumulated other comprehensive income and maturing in December 2005.

9.     Restructuring and Other

Restructuring Charges

      Several significant markets for our products had been in severe decline from 2000 through early 2003. Our sales of systems for semiconductor and electronics applications and precision optics for telecommunications had declined. From 2000 through 2002, the Company faced declines in revenues and responded by streamlining operations to reduce fixed costs.

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

      Cumulative cash payments of $12.0 million, a reversal of $0.5 million recorded in the fourth quarter of 2001 for anticipated restructuring costs that will not be incurred and a non-cash draw-down of $2.6 million have been applied against the total fiscal 2000 provision of $15.1 million, resulting in no remaining balance at December 31, 2003 and April 2, 2004. All actions relating to the 2000 restructuring charge have been

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

completed. The Company paid the $6.0 million loss accrual remaining at December 31, 2002 in connection with the purchase of the Farmington Hills, Michigan and the Maple Grove, Minnesota facilities. The properties, which had been under leases until June 2003, were purchased for $18.9 million, but had an estimated market value of $12.5 million. The difference between the purchase price and estimated market value had been provided for as restructuring losses in 2000 ($6.0 million), in 2002 ($0.1 million) and 2003 ($0.3 million). The Farmington Hills, Michigan facility is being used and was recorded in property, plant and equipment at a cost of $6.1 million during the second quarter of 2003 and the Maple Grove, Minnesota facility had initially been held for sale and was included in other assets, but effective December 31, 2003 the value of $6.4 million was reclassified as property, plant and equipment because it is no longer expected that the building will be sold within one year. No adjustment to the carrying value was required.

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

      Cumulative cash payments of approximately $2.6 million and non-cash draw-downs of $0.7 million have been applied against the provision, resulting in a remaining provision balance of $0.1 million as at April 2, 2004. The restructuring is complete, except for costs that are expected to be paid on the leased facility in Nepean, Ontario (lease expiration January 2006).

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Cumulative cash payments of approximately $4.2 million and non-cash draw-downs of $1.8 million have been applied against the provisions taken in 2002, resulting in a remaining provision balance of $0.4 million at April 2, 2004. For severance related costs associated with these two restructuring actions, the actions are complete and the Company does not anticipate taking additional restructuring charges and has finalized payment in 2003. The Company will continue to evaluate the fair value of the buildings and fixed assets that were written down. The restructuring accrual is expected to be completely utilized during January 2013 at the end of the lease term for the Munich, Germany facility. The Company estimated the restructuring charge for the Munich, Germany facility based on contractual payments required on the lease for the unused space, less what is expected to be received for subleasing. Because this is a long-term lease that extends until 2013, the Company will draw-down the amount accrued over the life of the lease. Future sublease market conditions may require the Company to make further adjustments to this restructuring reserve.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The result of this restructuring activity was the establishment of our three new primary business segments: Components Group, Laser Group and Laser Systems Group. In addition, it also provided improved working capital management, which substantially reduced investment in receivables and inventories.

2003

      To align the distribution and service groups with our business segments, in the first quarter of 2003 the Company commenced a restructuring plan that was expected to significantly reduce these operations around the world and to consolidate these functions at the Company’s manufacturing facilities. As part of this plan, the Company provided for severance and termination benefits of approximately $0.6 million for 22 employees in Germany, France, Italy and Belgium in the first quarter of 2003. Under SFAS 146, if an employee continues to work beyond a minimum period of time after their notification, then their termination benefits are to be accrued over the period that they continue to work. During the second quarter of 2003, the Company took additional restructuring charges of $0.4 million for the severance and termination benefits associated with the restructuring actions taken in the first quarter, as a result of employees working beyond a minimum period as required by SFAS 146.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Munich office continues through January 2013. As the commercial real estate market is difficult to predict, the Company will continue to evaluate the restructuring accrual associated with the Munich office and will adjust the provisions as required.

      Cumulative cash payments of approximately $1.9 million and non-cash draw-downs of $0.7 million and reversal of expense of $0.1 million have been applied against the provisions taken in 2003, resulting in a remaining provision balance of $0.7 million as at April 2, 2004, which is for the accrual on the Munich office. There are no accruals remaining related to the 2003 restructuring actions to align the distribution and service groups.

      The following table summarizes changes in the restructuring provision included in other accrued expenses on the balance sheet.

	Severance	Facilities	Total

	(In millions)
Provision at December 31, 2003	$—	$1.4	$1.4
Charges during first quarter of 2004	—	—	—
Cash draw-downs during first quarter of 2004	—	(0.2)	(0.2)

Provision at April 2, 2004	$—	$1.2	$1.2

Other

      During the first quarter of 2003, the Company recorded a reserve of approximately $0.6 million on notes receivable from a litigation settlement initially recorded in 1998. The reserve was provided because of a default on the quarterly payment due in March 2003. The Company is pursuing legal action to regain its rights to the technology it had licensed, instead of pursuing further collection. Additionally, the Company recorded a benefit during the first quarter of 2003 of approximately $0.2 million for royalties earned on a divested product line and earned as part of a litigation settlement agreement.

10.     Commitments and Contingencies

Operating leases

      The Company leases certain equipment and facilities under operating lease agreements. Most of these leases expire between 2004 and 2013. In the United Kingdom where it is more common, the Company has leases that extend through 2106. The facility leases require the Company to pay real estate taxes and other operating costs.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offset against any damages. The Company has fully reserved this receivable. At this time, it is not possible to estimate an amount that the Company may be required to pay regarding this action.

      In August 2003, the Company announced that it filed an action against Electro Scientific Industries, Inc. (ESI) of Portland, Oregon in the United States District Court for the Central District of California for patent infringement. The complaint alleges Electro Scientific is violating three GSI Lumonics’ patents: 6337462, 6181728 and 6573473. This patented technology is used in the Company’s laser systems for processing semiconductor devices. The Company seeks injunctive relief, an unspecified amount of damages, costs, and attorneys’ fees. On September 2, 2003, the Company filed a First Amended Complaint, which did not change the substantive allegations of patent infringement. By court order dated September 18, 2003, the case was transferred to the United States District Court for the Northern District of California. ESI filed its answer and counterclaim denying infringement and seeking a declaratory judgment that the patents are invalid. Pretrial discovery has recently begun. A trial date has been set for July 19, 2005. At this time, it is not possible to estimate any recovery, if any, that the Company may receive from this action. Legal costs with regard to this matter are expensed as incurred.

      As the Company has disclosed since 1994, a party has commenced legal proceedings in the United States against a number of United States manufacturing companies, including companies that have purchased systems from the Company. The plaintiff in the proceedings has alleged that certain equipment used by these manufacturers infringes patents claimed to be held by the plaintiff. While the Company is not a defendant in any of the proceedings, several of the Company’s customers have notified the Company that, if the party successfully pursues infringement claims against them, they may require the Company to indemnify them to the extent that any of their losses can be attributed to systems sold to them by the Company. Due to (i) the relatively small number of systems sold to any one of the Company’s customers involved in this litigation, (ii) the low probability of success by the plaintiff in securing judgment(s) against the Company’s customers and (iii) the findings in a countersuit that the patents that are the basis for the litigation are unenforceable and invalid, although these findings may be appealed; the Company does not believe that the outcome of any of these claims individually will have a material adverse effect upon the Company’s financial condition or results of operations. No assurances can be given, however, that these or similar claims, if successful and taken in the aggregate would not have a material adverse effect upon the Company’s financial condition or results of operations.

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

Recourse Receivables

      In Japan, where it is customary to do so, the Company discounts certain customer notes receivable at a bank with recourse. The Company’s maximum exposure was $0.6 million at April 2, 2004 and $1.3 million at December 31, 2003. The book value of the recourse receivables approximates fair value. Recourse receivables are included in accounts receivable on the balance sheet and the liability is included in accrued expenses.

Guarantees

      In the normal course of our operations, we execute agreements that provide for indemnification and guarantees to counterparties in transactions such as business dispositions, the sale of assets, sale of products and operating leases.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Historically, we have not made any significant payments under such indemnifications. As at April 2, 2004, nil has been accrued in the consolidated balance sheet with respect to these indemnification undertakings.

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

11.     Income Taxes

      At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. The Company’s reported effective tax rate of 9% differed from the expected Canadian federal statutory rate, primarily due to income being earned by the Company in a jurisdiction where the Company previously provided a valuation allowance against deferred tax assets of that jurisdiction, where recent cumulative losses had been incurred.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The table below set forth the estimated net periodic cost of the Final Salary Plan of GSI Lumonics Ltd. United Kingdom Pension Scheme Retirement Savings Plan.

Three Months
Ended
April 2, 2004

Components of the net periodic pension cost:
Service cost	$—
Interest cost	258
Expected return on plan assets	(218)
Amortization of unrecognized gain (loss)	—
Recognized actuarial gain (loss)	—

Net periodic pension cost	$40

      It is not practicable to provide the components of the net periodic pension cost for the three months ended March 28, 2003.

13.     Segment Information

General Description

      In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution.

      The President and Chief Executive Officer has been identified as the chief operating decision maker (“CODM”) in assessing the performance of the segments and the allocation of resources to the segments. The CODM evaluates financial performance based on measures of profit or loss from operations before income taxes excluding the impact of amortization of purchased intangibles, acquired in-process research and development, restructuring and other, gain (loss) on sale of assets and investments, interest income, interest expense, and foreign exchange transaction losses. Certain corporate-level operating expenses, including corporate marketing, finance, information systems and administrative expenses, are not allocated to operating

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segments. Intersegment sales are based on negotiated prices between segments to approximate market prices. All intersegment profit, including any unrealized profit on ending inventories, is eliminated on consolidation. The accounting policies of the segments are the same as those described in the Annual Report on Form 10-K.

      The Company’s operations include three reportable operating segments: the Components segment (Components Group); the Laser segment (Laser Group); and the Laser Systems segment (Laser Systems Group).

Components Group

      The Company’s component products are designed and manufactured at our facilities in Billerica, Massachusetts, Moorpark, California, Poole, England, and Suzhou, China. The products are sold directly, or, in some territories, through distributors, to original equipment manufacturers, or OEMs. Products include optical scanners and subsystems used by OEMs for applications in materials processing, test and measurement, alignment, inspection, displays, imaging, graphics, vision, rapid prototyping, and medical use such as ophthalmology. The Components Group also manufactures printers for certain medical end-products such as defibrillators, patient care monitors and cardiac pacemaker programmers, as well as film imaging subsystems for use in medical imaging systems. Under the trade name, WavePrecision, we also manufacture precision optics supplied to OEM customers for applications in the aerospace and semiconductor industries. The Components Group also sells certain products to our Laser Systems Group. In May 2003, the Company acquired the principal assets of the Encoder division of DRC, which was integrated into the manufacturing operations in our Billerica facility during the second and third quarters of 2003. With the acquisition of Westwind in December 2003, the Company expanded its line of technology enabling components to include high performance air bearing spindles, which are used in the manufacture of printed circuit boards in addition to similar applications described above for our other component products. The Components Group’s major markets are medical, semiconductor and electronics, light industrial, automotive, and aerospace.

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

Laser Systems Group

      The Company’s laser systems are designed and manufactured at our Wilmington, Massachusetts facility and are sold directly into our primary markets, through distributors in the secondary markets, to end users, such as semiconductor integrated device manufacturers and wafer processors as well as electronic component and assembly manufacturers. The Laser Systems Group also derives significant revenues from parts sales and servicing systems in its installed base at customer locations. System applications include laser repair to improve yields in the production of dynamic random access memory chips, or DRAMs, permanent marking

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

systems for silicon wafers and individual dies for traceability and quality control, circuit processing systems for linear and mixed signal devices, as well as for certain passive electronic components, and printed circuit board manufacturing systems for via hole drilling, solder paste inspection and component placement inspection.

Segments

      Information on reportable segments is as follows:

	Three months ended

	April 2, 2004	March 28, 2003

Sales:
Components Group	$33,357	$16,655
Laser Group	11,699	6,987
Laser Systems Group	34,003	17,826
Intersegment sales elimination	(4,206)	(349)

Total	$74,853	$41,119

Segment income (loss) from operations:
Components Group	$5,748	$4,855
Laser Group	398	(472)
Laser Systems Group	9,534	(401)

Total by segment	15,680	3,982
Unallocated amounts:
Corporate expenses	4,183	4,389
Amortization of purchased intangibles	1,549	1,279
Restructuring	—	628
Other	—	356

Income (loss) from operations	$9,948	$(2,670)

      Management does not review asset information on a segmented basis and the Company does not maintain assets on a segmented basis, therefore a breakdown of assets by segments is not included.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Segment Information

      Revenues are attributed to geographic areas on the basis of the bill-to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific, but the sales of our systems are billed and shipped to locations in the United States. These sales are therefore reflected in United States totals in the table below. Long-lived assets, which include property, plant and equipment and intangibles, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside.

	Three months ended

	April 2, 2004		March 28, 2003

	Sales	% of Total	Sales	% of Total

	(in millions)		(in millions)
Revenues from external customers:
North America	$38.8	52%	$20.8	51%
Latin and South America	0.1	—	0.2	—
Europe	13.5	18	5.7	14
Japan	11.5	15	9.4	23
Asia-Pacific, other	11.0	15	5.0	12

Total	$74.9	100%	$41.1	100%

	As at

	April 2,	December 31,
	2004	2003

Long-lived assets:
United States	$31,441	$32,063
Canada	2,004	2,931
Europe	40,404	40,741
Japan	771	799
Asia-Pacific, other	407	433

Total	$75,027	$76,967

14.	Differences between United States and Canadian Generally Accepted Accounting Principles (GAAP)

      Significant differences between United States and Canadian GAAP are described below.

(a) Cash Equivalents, Short and Long Term Investments

      Under U.S. GAAP, certain marketable investments, which are considered to be “available-for-sale” securities, are measured at market value, with the unrealized gains or losses included in comprehensive income. Under Canadian GAAP, the concept of comprehensive income does not exist and these investments are measured at amortized cost.

(b) Property, Plant and Equipment and Intangible Assets

      On March 22, 1999, Lumonics Inc. (Lumonics) and General Scanning, Inc. (General Scanning) completed a merger of equals to form the Company. Under Canadian GAAP, the merger was accounted for using the pooling of interests method and the consolidated financial statements reflect the combined historical

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying values of the assets, liabilities, stockholders’ equity and the historical operating results of the two predecessor companies.

      Under U.S. GAAP, the merger has been accounted for as a purchase transaction. The purchase price, based on the fair value of General Scanning shares purchased, is allocated in the consolidated financial statements to acquired net identifiable General Scanning assets. Property, plant and equipment and acquired intangible assets were recorded at their estimated fair values at the time of the 1999 acquisition and are being amortized over their useful life. The amortization on the acquired technology established as part of this merger became fully amortized in the first quarter of 2004 and the tradename intangible asset will be fully amortized in the first quarter of 2009.

(c) Accrued Minimum Pension Liability

      Under U.S. GAAP, if the accumulated benefit obligation exceeds the market value of plan assets, a minimum pension liability for the excess is recognized to the extent that the liability recorded in the balance sheet is less than the minimum liability. This additional liability is charged to comprehensive income. Canadian GAAP has no such requirement to record a minimum liability and does not have the concept of comprehensive income.

(d) Stock Based Compensation

      Effective January 1, 2004, under Canadian GAAP, the Company is required to measure and expense stock based compensation using a fair value method. This change is being applied on a retroactive basis with restatement of Canadian GAAP for prior comparative periods. Under U.S. GAAP, the Company uses the intrinsic value method for accounting for its stock option plans. Under this method, no stock based compensation expense is recorded in the financial statements, unless the exercise price of an option differs from the fair market value of the underlying stock on the date of grant. Further, under U.S. GAAP, if there has been a modification of terms of a stock option, which requires the use of variable accounting, stock compensation expense will be recorded with the offset included as a component of stockholders’ equity. This concept is not required under Canadian GAAP.

(e) Accumulated Other Comprehensive Income (Loss) and Accumulated Foreign Currency Translation Adjustments

      U.S. GAAP requires the disclosure of comprehensive income which, for the Company, comprises net income under U.S. GAAP, changes in foreign currency translation amounts, unrealized gains or losses for the period less gains or losses realized during the period on “available-for-sale” securities, unrealized gains or losses for the period less gains or losses realized during the period on derivatives and the movement in the accrued minimum pension liability. The accumulation of these movements is recorded as a component of stockholders’ equity. The concept of comprehensive income does not exist under Canadian GAAP and the only amount that is included as a component of stockholders’ equity in accumulated foreign currency translation adjustments.

(e) Shareholders’ Equity and Retained Earnings

      In 1994, the shareholders of Lumonics approved a reduction of the stated capital and deficit under Canadian GAAP totaling $40 million under the terms of the Ontario Business Corporations Act. This concept does not exist under U.S. GAAP, therefore at the time of merger between Lumonics and General Scanning for U.S. GAAP, this was not allowed.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements for Canadian GAAP

Stock Based Compensation and Change in Accounting Policy

      For Canadian GAAP, CICA Handbook section 3870, stock-based compensation and other stock-based payments was amended to require that equity instruments awarded to employees be measured at fair value and expensed, eliminating the provision to allow disclosure only. The transitional provisions include both retroactive and prospective alternatives. However, the prospective method is only available to companies that elect to apply the fair value based method for fiscal years beginning before January 1, 2004. The Company adopted this amendment effective January 1, 2004; the Company has restated its prior results under Canadian GAAP to reflect the fair value of stock based compensation. The effect of the restatement for the quarter ended March 28, 2003 is an additional expense of $0.7 million as compared to the previously filed Canadian GAAP. Additionally, as of December 31, 2003 this restatement under Canadian GAAP has the effect of decreasing retained earnings by $2.7 million and increasing contributed surplus by $2.7 million. The effects of stock based compensation are included in the reconciliation of U.S. and Canadian GAAP in the table below.

Consolidation of Variable Interest Entities

      CICA has issued Accounting Guideline No. 15, Consolidation of Variable Interest Entities (“AcG-15”), which is substantially in line with FIN 46. AcG-15 sets out criteria for identifying variable interest entities (“VIEs”) and additional criteria for determining what entity, if any, should consolidate them. In general a VIE is an entity that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support activities. VIEs are evaluated for consolidation based on their variable interests, such as contractual, ownership or other interests that expose their holders to the risks and rewards of the VIE. In January 2004 the Accounting Standards Board (the Board) had suspended the effective dates for the disclosure requirements of AcG-15. The Board plans to issue an exposure draft as soon as possible, with a view to approving an amended Guideline that would be effective for periods beginning on or after November 1, 2004.

Reconciliation of U.S. and Canadian GAAP

      The letter references in the two tables below refer to the letters describing the significant differences in the accounting between U.S. and Canadian GAAP above. The difference in retained earnings (accumulated deficit) between U.S. and Canadian GAAP is an accumulation of all the differences in the results of operations from the merger date to the current time, plus the $40 million reduction of deficit noted in (f).

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net income (loss)

		For the three months ended

			Restated(d)
	Reference	April 2, 2004	March 28, 2003

Net income (loss) — as reported in U.S. GAAP		$8,939	$(1,666)
Differences due to:
• Differences in depreciation and amortization resulting from different merger accounting methods	(b)	741	887
• Stock compensation recorded under fair value method	(d)	(597)	(663)
• Stock compensation recorded as a result of variable accounting	(d)	51	—

Net income (loss) — Canadian GAAP		$9,134	$(1,442)

Net income (loss) per common share — basic — Canadian GAAP		$0.22	$(0.04)
Net income (loss) per common share — diluted — Canadian GAAP		$0.22	$(0.04)

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected balance sheet accounts where differences exist between U.S. and Canadian GAAP

					December 31, 2003
	April 2, 2004
								Restated(d)
	As			Canadian	As			Canadian
	Reported	Ref.	Amount	GAAP	Reported	Ref.	Amount	GAAP

Cash and cash equivalents	91,997	(a)	(104)	91,893	64,035	—	—	64,035
Short-term investments	20,577	(a)	(62)	20,515	39,562	—	—	39,562
Property, plant and equipment Cost	72,904	(b)	30,849	103,753	75,287	(b)	30,850	106,137
Accumulated depreciation	(20,863)	(b)	(30,849)	(51,712)	(22,305)	(b)	(30,740)	(53,045)

Property, plant and equipment, net	52,041	(b)	—	52,041	52,982	(b)	110	53,092

Long-term investments	1,644	(a)	2	1,646	3,743	—	—	3,743
Intangible assets, net of accumulated amortization	22,986	(b)	(506)	22,480	23,985	(b)	(1,357)	22,628
Accrued minimum pension liability	1,616	(c)	(1,616)	—	1,553	(c)	(1,553)	—
Shareholders’ equity
Common shares	305,840	(b),(f)	(67,310)	238,530	305,512	(b),(f)	(67,310)	238,202
Additional paid in capital (contributed surplus)	2,851	(d)	1,885	4,736	2,800	(d)	1,339	4,139
Retained earnings (accumulated deficit)	(34,501)	(b),(f)	50,801	16,300	(43,440)	(b),(d),(f)	50,606	7,166
Accumulated other comprehensive income (loss) (Accumulated foreign currency translation adjustments for Canadian GAAP)	(1,122)	(c)	15,570	14,448	(4,084)	(c)	15,671	11,587

Total shareholders’ equity	273,068		946	274,014	260,788		306	261,094

15.     Subsequent Events

      On April 12, 2004, the Company announced the signing of an Agreement and Plan of Merger (the “Merger Agreement”) dated as of April 12, 2004 by and among the Company, Motion Acquisition Corporation, a Delaware corporation and an indirect wholly owned subsidiary of the Company, and MicroE Systems Corp., a Delaware corporation (“MicroE”), providing for the acquisition of MicroE by the Company. The Company will acquire all the shares of MicroE for an estimated all-cash purchase price of US$55.0 million. The Company expects to close on this announced acquisition in the second quarter of 2004. MicroE, located in Natick, MA, is recognized as a technology leader in the design and manufacture of position encoders for precision motion control applications in data storage, semiconductor and electronics, industrial automation and medical markets.

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

Highlights for the Three Months Ended April 2, 2004

•	Sales for the quarter increased to $74.9 million from $54.9 million in the fourth quarter of 2003 and $41.1 million in the first quarter of 2003.

•	Net income for the quarter was $8.9 million, or $0.21 per diluted share, compared to a net income of $2.5 million, or $0.06 per diluted share, in the fourth quarter of 2003 and a $1.7 million net loss, or $0.04 per share, in the first quarter of last year.

•	Bookings of orders were $88.3 million in the first quarter of 2004 compared to $43.8 million in the first quarter of 2003. Ending backlog was $92.0 million as compared with $78.6 million at the end of the fourth quarter of 2003 (which was revised from the previously published amount of $74.6 million) and $44.4 million at the end of the first quarter of last year.

•	The change in cash, cash equivalents, short-term and long-term investments for the first quarter of 2004 from the end of the fourth quarter of 2003 was an increase of $6.9 million. Cash, cash equivalents, short-term investments and long-term investments were $114.2 million (this includes $5.0 million pledged under a security agreement) at April 2, 2004.

Business Environment and Restructurings

      Several significant markets for our products had been in severe decline from 2000 through early 2003. Our sales of systems for semiconductor and electronics applications and precision optics for telecommunications declined. From 2000 through 2002, the Company faced a $215 million decline in revenues primarily as a result of the downturn in general economic conditions, combined with our customers’ excess of manufacturing capacity and their customers’ excess inventories of semiconductor and electronic components. While in the process of streamlining the business to reduce fixed costs, the Company made decisions to divest product lines that were not strategic.

      In response to the business environment, we restructured our operations in an effort to bring costs in line with our expectations for sales of systems for the semiconductor and telecommunications markets. Our emphasis was predominantly on consolidating operations at various locations and reducing overhead. The Company incurred restructuring charges in each of the years from 2000 to 2003 as it continued to reduce and consolidate operations around the world. The level of restructuring actions declined significantly in the latter half of 2003. Further details of each restructuring action are included in the notes to the financial statements included in this Form 10-Q.

      As of December 31, 2003, the Company had $1.4 million remaining in the accruals related to all restructuring actions. Specifically, $0.1 million of this amount related to an accrual for a facility in Nepean, Ontario originally recorded in 2001 for future contractual obligations under an operating lease, net of expected sublease revenue on a lease that the Company cannot terminate. This lease expires in January 2006. The remaining $1.3 million in accruals related to provisions for lease costs at our facility in Munich, Germany related primarily to future contractual obligations under operating leases, net of expected sublease revenue on a lease that expires in January 2013, which the Company cannot terminate. The Company had taken restructuring charges on this Munich facility in each of the years 2000 through 2003. During 2004, there was no additional restructuring expense or reversal of prior expense. The only activity in 2004 related to payments under the leases noted above. At April 2, 2004, the Company has $0.1 million related to the facility in Nepean, Ontario and $1.1 million related to the facility in Munich, Germany.

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

      In addition to the restructuring activities, on August 7, 2003, the Company announced to its employees its intention to consolidate and relocate its precision optics operations from the Nepean, Ontario location to its similar facility in Moorpark, California. In the third and fourth quarter of 2003, the Company recorded $0.5 million of costs, including severance, associated with this move. In the first quarter of 2004, the Company incurred an additional $0.3 million of costs associated with this move. These are included in cost of goods sold and operating expenses. The Company does not anticipate that it will incur any significant additional amounts related to this move.

Results of Operations

      The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended

	April 2, 2004	March 28, 2003

Sales	100.0%	100.0%
Cost of goods sold	60.3	64.2

Gross profit	39.7	35.8
Operating expenses:
Research and development	6.4	8.0
Selling, general and administrative	18.0	28.8
Amortization of purchased intangibles	2.1	3.1
Restructuring	—	1.5
Other	—	0.9

Total operating expenses	26.5	42.3

Income (loss) from operations	13.2	(6.5)
Loss on sale of investments	—	—
Interest income	0.2	1.5
Interest expense	—	(0.1)
Foreign exchange transaction gains (losses)	(0.3)	1.0

Income (loss) before income taxes	13.1	(4.1)
Income tax benefit (provision)	(1.2)	—

Net loss	11.9%	(4.1)%

Three Months Ended April 2, 2004 Compared to Three Months Ended March 28, 2003

      Sales by Segment. The following table sets forth sales in thousands of dollars by our business segments for the first quarter of 2004 and 2003.

	Three Months Ended

			Increase
	April 2, 2004	March 28, 2003	(Decrease)

Sales:
Components	$33,357	$16,655	$16,702
Laser Group	11,699	6,987	4,712
Laser Systems	34,003	17,826	16,177
Intersegment sales elimination	(4,206)	(349)	(3,857)

Total	$74,853	$41,119	$33,734

      Sales. Sales for the three months ended April 2, 2004 increased by $33.7 million, or 82%, compared to the quarter ended March 28, 2003. Sales for the first quarter of 2004 include $18.4 million generated from DRC and Spectron asset acquisitions completed in May 2003 and the Westwind acquisition completed in December 2003.

      Sales in the Components segment increased by $16.7 million, or 100%, for the first quarter of 2004 as compared to the same period in 2003. This increase was primarily due to sales of $15.6 million from the DRC encoder product lines and the Westwind product lines. An additional $0.8 million of the total increase was due to higher volume of sales in precision scanning products to the Laser Systems segment, offset by an anticipated decline associated with end of life for a mature laser imaging product. We anticipated continued decline in sales for this product line in the future.

      Sales in the Lasers segment in the first quarter of 2004 increased by $4.7 million, or 67%, over the first quarter last year. This increase was due to sales of $2.8 million in the quarter from the Spectron products acquired in the second quarter of 2003. Increases in sales of lasers to our Laser Systems segment contributed approximately $1.5 million to the increase in sales. There were smaller increases and decreases in other product lines that comprised the balance of the change in sales in the first quarter of 2004 compared to the first quarter of 2003.

      In the first quarter of 2004, sales in the Laser Systems segment increased by $16.2 million, or 91%, over sales in the same period last year. This increase was driven predominantly by the increased sales of equipment to support the rise in demand for wafer trim capacity. Global strengthening continued in both the electronics and semiconductor markets, which led to increased sales activity in the first quarter of 2004 in many of our other product lines, as compared to the first quarter of 2003.

      Sales in our corporate segment represent elimination of sales between our segments. There was a $3.9 million increase in sales between segments for the three months ended April 2, 2004 as compared to the same period last year. This was a result of increases in sales from our Components and Laser segments to our Laser Systems segment, which was in large part due to the increased volume of the Laser Systems business.

      Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: the United States; Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill-to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific, but the sales of our systems are billed and shipped to locations in the United States, although the equipment may eventually be installed in Asia-Pacific. These sales are therefore reflected in North America totals in the table below. The following table shows sales in millions of dollars to each geographic region for the first quarter of 2004 and 2003, respectively.

	Three Months Ended

	April 2, 2004		March 28, 2003

	Sales	% of Total	Sales	% of Total

	(In millions)		(In millions)
North America	$38.8	52%	$20.8	51%
Latin and South America	0.1	—	0.2	—
Europe	13.5	18	5.7	14
Japan	11.5	15	9.4	23
Asia-Pacific, other	11.0	15	5.0	12

Total	$74.9	100%	$41.1	100%

      Japan and Asia Pacific continue to be an area of growth and focus for all of our segments, especially our Laser Systems segment. The increase in sales in Europe in the first quarter of 2004 as compared to the same period in 2004 is mainly the result of sales from the products in our Laser segment, which continues to see growth in this market.

      Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Order backlog at April 2, 2004 was $92.0 million compared to $44.4 million at March 28, 2003.

Gross Profit.

      Gross Profit by Segment. The following table sets forth sales in thousands of dollars by our business segments for the first quarter of 2004 and 2003. For 2003, the reclassification of service sales support and service management costs from cost of sales to selling, general and administrative expenses, which had been prepared on a consolidated level was attributed to particular segments for comparative purposes.

	Three Months Ended

	April 2, 2004	March 28, 2003

Gross profit:
Components	$11,312	$7,439
Laser Group	3,292	2,268
Laser Systems	15,446	5,249
Intersegment sales elimination	(310)	(216)

Total	$29,740	$14,740

Gross profit %:
Components	33.9%	44.7%
Laser Group	28.1	32.5
Laser Systems	45.4	29.4
Intersegment sales elimination	7.4	61.9
Total	39.7%	35.8%

      Gross profit was 39.7% in the three months ended April 2, 2004 compared to 35.8% in the three months ended March 28, 2003. There are numerous factors that can influence gross profit percentage including product mix, pricing, volume, third-party costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, at any particular time.

      The gross profit for the Components business was down to 33.9% for the three months ended April 2, 2004 versus 44.7% in the same period last year. Lower margins on acquired Westwind and DRC products combined with lower margin intercompany revenues, together representing 55% of revenues for the quarter, account for approximately 64% of the decrease in margin from last year. The remaining 36% of the margin decline from the first quarter of 2003 compared to the first quarter of 2004 reflects a combination of sales mix changes, relocation costs and other adjustments to costs incurred in the quarter in other product lines that the Company offers.

      For our Laser segment the gross profit percentage was 28.1% in the first quarter of 2004 compared to 32.5% in the first quarter of 2003. The gross profit for the Laser segment has been negatively impacted by the strengthening of the British pound against the value of the U.S. dollar. Approximately 50% of Laser segment products are sold in U.S. dollars, while the majority of costs are denominated in British pounds sterling. The exchange impact of the first quarter of 2004 results is estimated at a 3.8 percentage point reduction in gross profit over the same period last year. The Company expects that adjustments to U.S. dollar price lists will be reflected in future quarters.

      The gross profit for Laser Systems is up significantly at 45.4% for the first quarter of 2004 as compared to 29.4% from the same period last year. Sales volume increases combined with reduced overhead as a result of restructuring and outsourcing programs were the major drivers to increased profitability allowing us to leverage the market recovery. In the first quarter of 2003, the Company recorded inventory loss provisions of $0.8 million, while in the first quarter of 2004 the Company recorded a benefit of $0.7 million from selling inventory that had previously been written down. This $1.5 million change in the inventory provisions contributed 7 percentage points to the margin improvement in the first quarter of 2004 compared to the first quarter of 2003.

      Research and Development Expenses. Research and development expenses for the three months ended April 2, 2004 were 6.4% of sales, or $4.8 million, compared with 8.0% of sales, or $3.3 million, in the three months ended March 28, 2003. This was an increase of $1.5 million, or 44%. Research and development expenses for the Components group at $1.6 million in the first quarter of 2004 increased $0.8 million from the same period in 2003. The majority of the increase is attributable to research and development expenses in the Westwind product lines that were acquired in late 2003 and increases in personnel costs. In the first quarter of 2004, research and development expenses for the Lasers segment were $0.9 million, which represents a $0.3 million increase from $0.6 million in the first quarter of 2003, primarily as a result of increased personnel costs. Research and development expenses in the Laser Systems segment were $2.0 million for the three months ended April 2, 2004, a $0.4 million increase from $1.6 million the same period last year, mainly as result of increased personnel costs and spending on new product development projects. The corporate segment research and development expenses, mostly in our patent application management, at $0.2 million in the first quarter of 2004, decreased by $0.1 million from $0.3 million for the same period last year.

      Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses were 18.0% of sales, or $13.5 million, in the three months ended April 2, 2004, compared with 28.8% of sales, or $11.8 million, in the three months ended March 28, 2003. SG&A expenses in the Components segment were $3.9 million for the first quarter of 2004 compared to $1.7 million in the first quarter of 2003, which was an increase of $2.2 million. The major factors for the increase was the additional SG&A expenses incurred as a result of the acquisition of Westwind and increased personnel costs. SG&A expense in the Laser segment was $2.0 million in the first quarter of 2004 compared to $2.1 million in same period in the prior year, a decrease of $0.1 million. In the Lasers Systems segment, SG&A expenses decreased by $0.2 million from $4.1 million in the first quarter of 2003 to $3.9 million in the first quarter of 2004. This decrease was mainly a result of lower personnel costs resulting from the restructuring actions in 2003. SG&A expenses in our corporate group were $3.7 million in the first quarter of 2004 compared to $3.9 million in the same period last year, a decrease of $0.2 million. The decrease is primarily a result of lower legal expenses offset by higher personnel costs.

      Amortization of Purchased Intangibles. Amortization of purchased intangibles was $1.5 million, or 2.1% of sales, for the quarter ended April 2, 2004 primarily as a result of amortizing intangible assets from acquisitions. This compares to $1.3 million or 3.1% of sales for the same period in 2003. The $0.2 million increase in the first quarter of 2004 is due to the amortization of intangible assets acquired with the Spectron and Encoder asset acquisitions in the second quarter of 2003 and the Westwind acquisition in December 2003. Beginning in the second quarter of 2004, the Company will no longer have amortization expense of the technology acquired with the General Scanning and Lumonics merger, as it will be fully amortized. This will create a savings of approximately $0.8 million over this quarter’s amortization. The amortization of any potential intangible assets associated with the expected MicroE acquisition have not been determined and may reduce this expected savings. As the Company has stated that it is continuing to pursue potential investments in or acquisitions of complementary technologies and products, future amortization expense may increase depending on the nature of assets acquired in any potential acquisition.

      Restructuring. As described above and in note 9 to the consolidated financial statements, for the three months ended March 28, 2003 we recorded restructuring charges of $0.6 million. There were no restructuring charges recorded in the first quarter of 2004.

      Other. During the three months ended March 28, 2003, the Company recorded a reserve of approximately $0.6 million on notes receivable from a litigation settlement initially recorded in 1998. The reserve was provided because of a default on the quarterly payment due in March 2003. Additionally, the Company recorded a benefit during the quarter of approximately $0.2 million for royalties earned on a divested product line and earned as part of a litigation settlement agreement. There were no similar charges or benefits in the first quarter of 2004.

      Income (Loss) from Operations. The following table sets forth income (loss) from operations in millions of dollars by our business segments for the first quarter of 2004 and 2003.

	Three Months Ended

	April 2, 2004	March 28, 2003

Segment income (loss) from operations:
Components	$5,748	$4,855
Laser Group	398	(472)
Laser Systems	9,534	(401)

Total by segment	15,680	3,982
Unallocated amounts:
Corporate expenses	4,183	4,389
Amortization of purchased intangibles	1,549	1,279
Restructuring	—	628
Other	—	356

Income (loss) from operations	$9,948	$(2,670)

      Interest Income. Interest income was $0.2 million in first quarter of 2004 compared to $0.6 million in the first quarter of 2003. The $0.4 million decrease in interest income was due to declines in invested balances coupled with a more conservative investment policy.

      Interest Expense. Interest expense was minimal, approximately $28 thousand, in the three months ended April 2, 2004 compared to $54 thousand in the three months ended March 28, 2008. During 2003 and 2004, the Company had no bank debt. Interest expense is primarily from discounting receivables with recourse at a bank and for interest on deferred compensation.

      Foreign Exchange Transaction Gain (Losses). Foreign exchange transaction losses were approximately $0.3 million in the three months ended April 2, 2004 compared to a $0.4 million gain for the three months ended March 28, 2003. These amounts arise, primarily, from the functional currency of a site differing from its local currency, transactions denominated in currencies other than local currency and, beginning in 2003, unrealized gains (losses) on derivative contracts.

      Income Taxes: The effective tax rate for the first quarter of 2004 was 9% compared to an effective tax rate of (17.4%) on loss before taxes for the year ended 2003 and 0% for the first quarter of 2003. The tax provision for the quarter reflects the Company’s estimated annual effective tax rate and is primarily related to taxes in the Company’s locations outside North America, where profits were reported.

      Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the Company operates, length of carry-back and carry-forward periods, existing sales backlog, future taxable income projections and tax planning strategies. We have previously provided valuation allowances against losses in the parent company and subsidiaries with an inconsistent history of taxable income and loss due to the uncertainty of their realization. In addition, the Company has provided a valuation allowance on tax credits, due to the uncertainty of generating earned income to claim the tax credits. In the event that actual results differ from our estimates of future taxable income, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could have a material impact on our financial position and results of operations.

      In the first quarter of fiscal year 2004 the Company’s reported effective tax rate differed from the expected Canadian federal statutory rate, primarily due to income being earned by the Company in a jurisdiction where the Company is in a recent cumulative losses position and previously provided a valuation allowance against deferred tax assets of that jurisdiction. We will continue to monitor the recoverability of our deferred tax asset on a periodic basis.

      Net Income (Loss). As a result of the foregoing factors, net income for the first quarter of 2004 was $8.9 million, compared with net loss of $1.7 million in the same period in 2003.

Critical Accounting Policies and Estimates

      Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. There is no change in our critical accounting policies included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Form 10-K, as amended, for the year ended December 31, 2003.

Liquidity and Capital Resources

Cash Flows for Three Months Ended April 2, 2004 and March 28, 2003

      Cash and cash equivalents totaled $92.0 million at April 2, 2004 compared to $64.0 million at December 31, 2003. In addition, the Company had $20.6 million in marketable short-term investments and $1.0 million in marketable long-term investments at April 2, 2004 compared to $39.6 million in marketable short-term investments and $3.1 million in marketable long-term investments at December 31, 2003. Also, included in long-term investments at April 2, 2004 and December 31, 2003 is a minority equity investment in a private United Kingdom company valued at $0.7 million and $0.6 million, respectively, that was purchased as part of the assets in the Spectron acquisition. As discussed in note 5 to the consolidated financial statements, at April 2, 2004 $5.0 million of short-term investments were pledged as collateral for the Fleet security agreement.

      Cash flows provided by operating activities for the three months ended April 2, 2004 were $6.5 million, compared to a use of cash of $0.9 million during the same period in 2003. Net income, after adjustment for non-cash items, provided cash of $10.2 million in the first three months of 2004. Decreases in other current assets and increases in current liabilities provided $12.3 million, which was offset by increases in accounts receivable and other current assets using $16.0 million in cash. The increase in receivables and inventories was mainly due to the large volume increase in sales and bookings of orders. Net loss, after adjustment for non-cash items, generated cash of $1.1 million in the first three months of 2003. Decreases in inventories and other current assets provided $3.9 million. The decrease in inventories was mostly generated by a reduction in raw materials in the Laser Systems segment. This was offset by an increase in accounts receivable and income taxes receivable and a decrease in current liabilities using $5.9 million.

      Cash flows provided by investing activities were $20.9 million during the three months ended April 2, 2004, primarily from the net sales and maturities of short-term and long-term investments of $21.1 offset by $0.3 million in additions to property, plant and equipment. Cash flows from investing activities generated $14.3 million during the first three months ended March 28, 2003, primarily from net maturities of $14.9 million of short-term and long-term investments offset by $0.6 million of property, plant and equipment additions.

      Cash flows provided by financing activities during the first three months ended April 2, 2004 were $0.3 million from the issue of share capital from the exercising of stock options, compared to $8 thousand for the same period in 2003.

Lines of Credit and Other Liquidity Matters

      There have been no significant changes in the Company’s lines of credit or other liquidity matters since the year ended December 31, 2003.

Acquisitions

      On April 12, 2004, the Company announced the signing of an Agreement and Plan of Merger (the “Merger Agreement”) dated as of April 12, 2004 by and among the Company, Motion Acquisition Corporation, a Delaware corporation and an indirect wholly owned subsidiary of the Company, and MicroE Systems Corp., a Delaware corporation (“MicroE”), providing for the acquisition of MicroE by the Company. The Company will acquire all the shares of MicroE for an estimated all-cash purchase price of US$55.0 million. The Company expects to close on this announced acquisition in the second quarter of 2004. MicroE, located in Natick, MA, is recognized as a technology leader in the design and manufacture of position encoders for precision motion control applications in data storage, semiconductor and electronics, industrial automation and medical markets.

      This expected acquisition is consistent with the Company’s stated strategy to expand its technology and product offerings complementary with its existing markets through both development and acquisition.

      Our future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the level of sales we will be able to achieve in the future, the introduction of new products and potential acquisitions of related businesses or technology. We believe that existing cash and investment balances, together with cash generated from operations, will be sufficient to satisfy anticipated cash needs to fund working capital and investments.

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

      A halt in economic growth or a slowdown will put pressure on our ability to meet anticipated revenue levels. We are seeing the continuing signs of an economic recovery from a broad-based economic slowdown that has been affecting most technology sectors and particularly the semiconductor and electronics markets. It is difficult to predict if this recovery can be sustained and expand. As a result, many of our customers continue to order low quantities or limit orders to about one quarter’s visibility. A large portion of our sales is dependent on the need for increased capacity or replacement of inefficient manufacturing processes, because of the capital-intensive nature of our customers’ businesses. These also tend to lag behind in an economic recovery longer than other businesses. If the recovery does not continue and expand, we may not be able to meet anticipated revenue levels on a quarterly or annual basis.

      We have a history of operating losses and may not be able to sustain or grow the current level of profitability. Beginning in the second half of 2003, we generated a profit from operations, but we have incurred operating losses on an annual basis since 1998. For the year ended December 31, 2003, we incurred a net loss of $2.2 million. For the three months ended April 2, 2004, we had a net income of $8.9 million. No assurances can be given that we will sustain or increase the level of profitability in the future and the market price of our common shares may decline as a result.

      Our inability to remain profitable may result in the loss of significant deferred tax assets. In determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets requires subjective judgment and analysis. While the Company believes it can recover the current deferred tax assets within the next three years, based on planned profits, our ability to recover deferred tax assets of $15.1 million at April 2, 2004 depends primarily upon the Company’s ability to generate future profits in the United States, Canada and United Kingdom tax jurisdictions. If actual results differ from our plans or we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by taking a charge to the Statement of Operations, which may have a material negative result on our operations.

      Our business depends significantly upon capital expenditures, including those by manufacturers in the semiconductor, electronics, machine tool and automotive industries, each of which are subject to cyclical fluctuations. The semiconductor and electronics, machine tool and automotive industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. The timing, length and severity of these cycles, and their impact on our business, are difficult to predict. For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products. The cyclical variations in these industries have the most pronounced effect on our Laser Systems segment, due in large measure to that segment’s historical focus on the semiconductor and electronics industries and the Company’s need to support and maintain a comparatively larger global infrastructure (and, therefore, lesser ability to reduce fixed costs) than in our other segments. Our margins, net sales, financial condition and results of operations have been and will likely continue to be materially adversely affected by future downturns or slowdowns in the semiconductor and electronics, machine tool and automotive industries that we serve.

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

      We derive a substantial portion of our sales from products that have a high average selling price and significant lead times between the initial order and delivery of the product, which, on average, can range from five to eleven weeks, although it will vary by product. We may receive one or more large orders in one quarter from a customer and then receive no orders from that customer in the next quarter. As a result, the timing and recognition of sales from customer orders can cause significant fluctuations in our operating results from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, our common share price may decline as a result.

      Gross profits realized on product sales vary depending upon a variety of factors, including production volumes, the mix of products sold during a particular period, negotiated selling prices, the timing of new product introductions and enhancements, foreign exchange rates and manufacturing costs.

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

      Our reliance upon third party distribution channels subjects us to credit, inventory, business concentration and business failure risks beyond our control. The Company sells products through resellers (which include OEMs, systems integrators and distributors). Reliance upon third party distribution sources subjects us to risks of business failure by these individual resellers, distributors and OEMs, and credit, inventory and business concentration risks. In addition, our net sales depend in part upon the ability of our OEM customers to develop and sell systems that incorporate our products. Adverse economic conditions, large inventory positions, limited marketing resources and other factors influencing these OEM customers could have a substantial impact upon our financial results. No assurances can be given that our OEM customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our financial condition or results of operations.

      The steps we take to protect our intellectual property may not be adequate to prevent misappropriation or the development of competitive technologies or products by others that could harm our competitive position and materially adversely affect our results of operations. Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. As of March 2004, we held 142 United States and 107 foreign patents; in addition, applications were pending for 64 United States and 126 foreign patents. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us.

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

      Our operations in foreign countries subject us to risks not faced by companies operating exclusively in the United States. In addition to operating in the United States, Canada, and the United Kingdom, we currently have sales and service offices in Germany, Japan, Korea, Taiwan and the People’s Republic of China. During 2003, we closed our offices in France, Italy, Hong Kong, Malaysia and the Philippines, but we may in the future expand into other international regions. During the three months ended April 2, 2004, approximately 48% of our revenue was derived from operations outside North America. International operations are an expanding part of our business.

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

      We may not be able to find suitable targets or consummate acquisitions in the future, and there can be no assurance that the acquisitions we have made and do in the future make will provide expected benefits. In the past twelve months, we have consummated three strategic acquisitions, announced an expected fourth acquisition and intend in the future to continue to pursue other strategic acquisitions of businesses, technologies and products complementary to our own. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of management’s attention from our core businesses and risks associated with unanticipated problems or liabilities. No assurances can be given that management’s efforts in this regard will be sufficient, or that identified acquisition candidates will be receptive to our advances or, consistent with our acquisition strategy, accretive to earnings.

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

      Production difficulties and product delivery delays could materially adversely affect our business, operating results or financial condition. We assemble our products at our facilities in the United States, the United Kingdom and the People’s Republic of China. If use of any of our manufacturing facilities were interrupted by natural disaster or otherwise, our operations could be negatively impacted until we could establish alternative production and service operations. In addition, we may experience production difficulties and product delivery delays in the future as a result of:

•	changing process technologies;

•	ramping production;

•	installing new equipment at our manufacturing facilities; and

•	shortage of key components.

      If the political conditions in United States and globally do not improve or if the economic turnaround is not sustained, we may continue to experience material adverse impacts on our business, operating results and financial condition. Our business is subject to the effects of general economic and political conditions globally. While there have been signs of improvement in the economy since the second half of 2003, our revenues and operating results are subject to fluctuations from unfavorable economic conditions as well as uncertainties arising out of the threatened terrorist attacks on the United States, including the economic consequences of protracted military action or additional terrorist activities and associated political instability and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

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

      Defects in our products or problems arising from the use of our products together with other vendors’ products may seriously harm our business and reputation. Products as complex as ours may contain known and undetected errors or performance problems. Defects are frequently found during the period immediately following introduction and initial implementation of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers before implementation, our products are not error-free. These errors or performance problems could result in lost revenues or customer relationships and could be detrimental to our business and reputation generally. In addition, our customers generally use our products together with their own products and products from other vendors. As a result, when problems occur in a combined environment, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. To date, defects in our products or those of other vendors’ products with which ours are used by our customers have not had a material negative effect on our business. However, we cannot be certain that a material negative impact will not occur in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments and long-term investments. As described in note 8 to the consolidated financial statements, at April 2, 2004, the Company had $76.0 million invested in cash equivalents and $21.6 million invested in short-term and long-term investments. At December 31, 2003, the Company had $49.7 million invested in cash equivalents and $42.7 million invested in short-term and long-term investments. Due to the average maturities and the nature of the current investment portfolio, a one percent change in interest rates could have approximately a $1.0 million on our interest income on an annual basis. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

      Foreign Currency Risk. We have substantial sales and expenses and working capital in currencies other than U.S. dollars. As a result, we have exposure to foreign exchange fluctuations, which may be material. During the first quarter of 2004, the gross profit for the Laser segment has been negatively impacted by the strengthening of the British pound against the value of the U.S. dollar, as approximately half of the segment’s products are sold in U.S. dollars, while the vast majority of its costs are denominated in British pounds sterling. To reduce the Company’s exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. Additionally, we may utilize currency forwards, currency swaps and currency options to hedge exposure to foreign currencies. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. We do not currently use currency forwards or currency options for trading or speculative purposes. Short-term hedge contracts are recorded at fair value with changes in fair value recognized currently in income instead of included in accumulated other comprehensive income. Long-term hedge contracts continue to be accounted for under methods allowed by SFAS 133, and changes in their fair value are included in accumulated other comprehensive income. There were no short-term hedge contracts outstanding as of April 2, 2004. At April 2, 2004, the Company had one currency swap contract valued at $8.7 million U.S. dollars with an aggregate fair value loss of $1.7 million after-tax recorded in accumulated other comprehensive income and maturing in December 2005.

Item 4.	Controls and Procedures

      The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of effectiveness of disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the United States Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

      See the description of legal proceedings in note 10 to the Consolidated Financial Statements.

Item 6.	Exhibits and Reports on Form 8-K

a) List of Exhibits

Exhibit
Number	Description

3.1	Articles of Continuance of the Registrant(*)
3.2	By-law No. 1 of the Registrant(*)
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations — Canadian Supplement.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A filed on February 11, 1999.

b) Reports on Form 8-K

•	Form 8-K dated January 6, 2004 and filed on January 6, 2004 — Item 9, Regulation FD Disclosure

Disclosed, and included as an exhibit, written communication comprised of slides, which the Company posted to the “Investor News” section of its Internet website (accessible at http://www.gsilumonics.com/investors/) an updated investor presentation (slideshow) in Microsoft® PowerPoint® format. Additionally, beginning on January 6, 2004, officers of the Company will deliver to selected investors and analysts a series of presentations that will include written communication (comprised of this slideshow) which will be disseminated and provided in both written and oral form to the participants. The content of the slideshow is described and furnished as Exhibit 99.1 to this Report on Form 8-K pursuant to Regulation FD and incorporated herein by reference.

•	Form 8-K dated February 26, 2004 and furnished on February 26, 2004 — Item 12. Results of Operations and Financial Condition

Disclosed, and included as an exhibit, a press release announcing the Company’s financial position and results of operations as of and for the fiscal quarter and year ended December 31, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Lumonics Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI Lumonics Inc. (Registrant)

Name	Title	Date

/s/ CHARLES D. WINSTON Charles D. Winston	President and Chief Executive Officer (Principal Executive Officer)	May 12, 2004

/s/ THOMAS R. SWAIN Thomas R. Swain	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	May 12, 2004

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Continuance of the Registrant(*)
3.2	By-law No. 1 of the Registrant(*)
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations — Canadian Supplement

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A filed on February 11, 1999.