Form 10-Q
period 2004-07-02
GSI LUMONICS INC
filed 2004-08-11
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2004

or

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

      As at July 30, 2004, there were 41,214,221 shares of the Registrant’s common shares, no par value, issued and outstanding.

GSI LUMONICS INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI LUMONICS INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	July 2,	December 31,
	2004	2003

ASSETS
Current
Cash and cash equivalents (note 8)	$53,192	$64,035
Short-term investments (note 8)	17,954	39,562
Accounts receivable, less allowance of $4,185 (December 31, 2003 — $4,465)	59,720	53,040
Income taxes receivable	—	4,839
Inventories (note 3)	57,194	43,916
Deferred tax assets (note 11)	12,620	5,507
Other current assets	8,817	8,048

Total current assets	209,497	218,947
Property, plant and equipment, net of accumulated depreciation of $24,421 (December 31, 2003 — $22,305)	50,926	52,982
Deferred tax assets (note 11)	8,013	8,521
Other assets (note 3)	2,487	2,297
Long-term investments (note 8)	1,644	3,743
Intangible assets, net of amortization of $24,652 (December 31, 2003 — $21,924) (note 3)	53,839	23,985
Goodwill (note 2, 3)	31,094	—

	$357,500	$310,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$23,809	$18,218
Income taxes payable	829	—
Accrued compensation and benefits	10,170	7,424
Other accrued expenses (note 3)	20,137	18,451

Total current liabilities	54,945	44,093
Deferred compensation	2,127	2,162
Deferred tax liability (note 2, 11)	13,735	1,879
Other liability	30	—
Accrued minimum pension liability (note 12)	1,595	1,553

Total liabilities	72,432	49,687
Commitments and contingencies (note 10)
Stockholders’ equity (note 6)
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 41,191,885 (December 31, 2003 — 40,927,499)	307,149	305,512
Additional paid-in capital	2,919	2,800
Accumulated deficit	(22,687)	(43,440)
Accumulated other comprehensive loss	(2,313)	(4,084)

Total stockholders’ equity	285,068	260,788

	$357,500	$310,475

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	Three Months Ended		Six Months Ended

	July 2,	June 27,	July 2,	June 27,
	2004	2003	2004	2003

Sales	$84,537	$44,682	$159,390	$85,801
Cost of goods sold	49,019	29,043	94,132	55,422

Gross profit	35,518	15,639	65,258	30,379
Operating expenses:
Research and development	6,002	3,523	10,761	6,832
Selling, general and administrative	14,527	13,201	28,012	25,039
Amortization of purchased intangibles	1,162	1,369	2,710	2,647
Acquired in-process research and development	430	—	430	—
Restructuring	—	1,559	—	2,187
Other	—	485	—	841

Total operating expenses	22,121	20,137	41,913	37,546
Income (loss) from operations	13,397	(4,498)	23,345	(7,167)
Other income (expense)	—	64	(15)	64
Interest income	211	687	390	1,328
Interest expense	(26)	(95)	(55)	(150)
Foreign exchange transaction (losses) gains	(347)	287	(606)	704

Income (loss) before income taxes	13,235	(3,555)	23,059	(5,221)
Income tax provision	1,421	—	2,306	—

Net income (loss)	$11,814	$(3,555)	$20,753	$(5,221)

Net income (loss) per common share:
Basic	$0.29	$(0.09)	$0.51	$(0.13)
Diluted	$0.28	$(0.09)	$0.49	$(0.13)
Weighted average common shares outstanding (000’s)	41,059	40,797	41,009	40,793
Weighted average common shares outstanding for diluted net income (loss) per common share (000’s)	42,250	40,797	42,200	40,793

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	Three Months Ended		Six Months Ended

	July 2,	June 27,	July 2,	June 27,
	2004	2003	2004	2003

Cash flows from operating activities:
Net income (loss)	$11,814	$(3,555)	$20,753	$(5,221)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of assets	—	421	—	421
Loss on sale of investments	—	—	15	—
Acquired in-process research and development	430	—	430	—
Depreciation and amortization	2,855	2,386	6,601	4,928
Unrealized (gain) loss on derivatives	—	(491)	—	13
Stock-based compensation	68	—	119	—
Deferred income taxes	(3,120)	—	(5,690)	—
Changes in current assets and liabilities:
Accounts receivable	7,161	(139)	(1,998)	(4,740)
Inventories	(4,015)	1,781	(10,896)	4,614
Other current assets	(1,285)	(1,771)	(721)	(693)
Accounts payable, accruals and taxes (receivable) payable	(1,303)	2,367	10,480	815

Cash provided by operating activities	12,605	999	19,093	137
Cash flows from investing activities:
Acquisitions of businesses	(54,744)	(9,553)	(54,744)	(9,553)
Purchase of leased buildings	—	(18,925)	—	(18,925)
Sale of assets	—	847	—	847
Other additions to property, plant and equipment	(589)	(306)	(866)	(904)
Proceeds from the sale and maturities of investments	15,485	101,184	63,105	142,328
Purchases of investments	(12,945)	(86,123)	(39,436)	(112,404)
(Increase) decrease in other assets	(156)	107	(153)	149

Cash (used in) provided by investing activities	(52,949)	(12,769)	(32,094)	1,538
Cash flows from financing activities:
Issue of share capital from the exercise of stock options and employee share purchase plan	1,309	106	1,637	114

Cash provided by financing activities	1,309	106	1,637	114
Effect of exchange rates on cash and cash equivalents	230	(64)	521	328

(Decrease) increase in cash and cash equivalents	(38,805)	(11,728)	(10,843)	2,117
Cash and cash equivalents, beginning of period	91,997	97,478	64,035	83,633

Cash and cash equivalents, end of period	$53,192	$85,750	$53,192	$85,750

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of July 2, 2004
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

Comparative Amounts

      Certain prior year amounts have been reclassified to conform to the current year presentation in the financial statements as of and for the quarter and six months ended July 2, 2004. These reclassifications had no effect on the previously reported results of operations.

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

      The acquisition of the principal assets of Spectron Laser Systems Limited, a subsidiary of Lumenis Ltd (Spectron), located in Rugby, United Kingdom closed on May 7, 2003. The purchase price of $6.4 million was comprised of $5.8 million in cash and $0.6 million in estimated costs of the acquisition. The purchase price, is allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as noted below.

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

      On December 10, 2003, GSI Lumonics Corporation completed the purchase of all of the issued share capital of Westwind Air Bearings Inc. from FR Holdings Inc. and GSI Lumonics Limited completed the purchase of all of the issued share capital of Westwind Air Bearings Limited from Cobham Plc and Lockman Investments Limited. Both GSI Lumonics Corporation and GSI Lumonics Limited are wholly owned subsidiaries of GSI Lumonics Inc. The combined purchase price of $34.9 million was comprised of $33.7 million in cash, which is net of cash acquired of $2.6 million and $1.2 million in costs of the acquisition. The amount of the consideration was determined through arm’s length negotiations between the parties and was financed out of available cash and investments at hand. Subject to final adjustments related to potential changes in the values of tax assets and liabilities for U.S. GAAP reporting purposes, the purchase price was

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition as noted below.

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

	Pro Forma Combined	Pro Forma Combined
	(Unaudited) for the	(Unaudited) for the
	Three Months Ended	Six Months Ended
	June 27, 2003	June 27, 2003

Sales	$51,002	$98,879
Net loss	$(4,494)	$(7,661)
Net loss per common share: basic and diluted	$(0.11)	$(0.19)
Weighted average shares outstanding: basic and diluted	40,797	40,793

      On May 14, 2004, GSI Lumonics Inc. completed its acquisition of MicroE Systems Corporation, a Delaware corporation. The acquisition was completed by means of a merger of Motion Acquisition Corporation, a Delaware corporation and an indirect wholly owned subsidiary of the Company, with and into MicroE, pursuant to an Agreement and Plan of Merger dated as of April 12, 2004 (the “Merger Agreement”). As a result of the merger, MicroE became an indirect wholly owned subsidiary of GSI Lumonics Inc.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company paid the former MicroE security holders $53.7 million in cash, which is net of cash acquired of $3.5 million in exchange for all of MicroE’s outstanding capital stock. The merger consideration and the terms of the merger were determined in arms-length negotiations between the parties. The Company paid the merger consideration from existing cash. The total purchase price, net of cash acquired and including estimated costs of the transaction of $1.0 million, is expected to be approximately $54.7 million. The Company has not yet completed the process of conducting a valuation of the fair value of the assets acquired or liabilities assumed, including the allocation of the purchase price. As such, the Company has made a preliminary estimate of the fair value of the assets acquired, liabilities assumed and allocation of the purchase price as noted below. This preliminary estimate is subject to adjustment for any differences that might occur upon the Company’s completion of the valuation process.

Estimated Fair
Value at
Acquisition Date

(In millions)
Accounts receivable	$4.6
Inventories	2.0
Deferred tax assets, current	0.8
Property, plant and equipment	0.4
Deferred tax assets, long term	0.1
Other assets	0.1
Accounts payable and other accrued expenses	(3.8)
Taxes payable	(0.7)
Other liabilities	(0.2)
Deferred tax liability	(12.3)
Intangible assets	32.2
Goodwill	31.1
Purchased in-process research and development	0.4

Total purchase price	$54.7

      The estimated fair value of intangible assets acquired were recorded as follows:

	Estimated Fair
	Value at	Estimated
	Acquisition Date	Useful Life

	(In millions)	(In years)
Customer relationships	$8.5	8
Tradename	3.1	15
Acquired technology	20.6	10

Total intangible assets	$32.2

      The preliminary assessment indicates that the fair value of the assets acquired and liabilities assumed is less than the purchase price, resulting in goodwill. The acquisition of MicroE was structured in such a manner that the Company is not expected to receive any tax benefit from the amortization of intangibles. As such, in accordance with US GAAP, a deferred tax liability based on estimated tax rates has been established with a corresponding increase to goodwill. An estimated in-process technology charge of approximately $0.4 million was recorded in the second quarter of 2004 for purchased in-process technology related to development projects that have not reached technological feasibility, have no alternative future use, and for which successful development is uncertain. The final determination of the charge for in-process technology is subject

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to completion of the valuation process. The Company’s consolidated results of operations have included MicroE activity as of the closing date of May 14, 2004. The addition of MicroE’s products and technology will complement the Company’s existing portfolio of enabling precision motion component and subsystems. Pro forma results of operations, as if the purchase had occurred at the beginning of the fiscal period, are presented below.

	Pro Forma Combined		Pro Forma Combined
	(Unaudited) for the		(Unaudited) for the
	Three Months Ended		Six Months Ended

	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Sales	$87,446	$49,800	$169,952	$96,462
Net income (loss)	$11,746	$(4,014)	$21,387	$(5,806)
Net income (loss) per common share: basic	$0.29	$(0.10)	$0.52	$(0.14)
Net loss per common share: diluted	$0.28	$(0.10)	$0.51	$(0.14)
Weighted average shares outstanding: basic	41,059	40,797	41,009	40,793
Weighted average shares outstanding: diluted	42,250	40,797	42,200	40,793

3.	Supplementary Balance Sheet Information

      The following tables provide details of selected balance sheet accounts.

Inventories

	July 2,	December 31,
	2004	2003

Raw materials	$20,608	$15,762
Work-in-process	16,418	10,057
Finished goods	16,666	14,127
Demo inventory	3,502	3,970

Total inventories	$57,194	$43,916

Intangible Assets

	July 2, 2004		December 31, 2003

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Patents and acquired technology	$58,554	$(23,601)	$37,725	$(21,451)
Customer relationships	14,048	(411)	5,442	—
Trademarks and trade names	5,889	(640)	2,742	(473)

Total cost	78,491	$(24,652)	45,909	$(21,924)

Accumulated amortization	(24,652)		(21,924)

Net intangible assets	$53,839		$23,985

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

      The Company accounts for goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

Other Assets

	July 2,	December 31,
	2004	2003

Short term other assets:
Prepaid VAT and VAT receivable	$4,192	$2,880
Other prepaid expenses	3,176	2,991
Other current assets	1,449	2,177

Total	$8,817	$8,048

Long term other assets:
Deposits and other	$581	$386
Mortgage receivable	1,906	1,911

Total	$2,487	$2,297

Other Accrued Expenses

	July 2,	December 31,
	2004	2003

Accrued warranty	$5,145	$4,571
Deferred revenue	3,450	3,344
VAT payable	2,632	1,249
Accrued restructuring (note 9)	1,089	1,390
Unrealized loss on currency swap	1,344	1,466
Accrual for recourse receivable	634	1,306
Other	5,843	5,125

Total	$20,137	$18,451

Accrued Warranty

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Balance at the beginning of the period	$5,120	$3,342	$4,571	$3,383
Charged to costs of goods sold	1,528	888	3,192	1,743
Warranty accrual established as part of acquisition	299	417	299	417
Use of provision	(1,781)	(1,361)	(2,962)	(2,219)
Foreign currency exchange rate changes	(21)	68	45	30

Balance at the end of the period	$5,145	$3,354	$5,145	$3,354

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company generally warrants its products for a period of up to 12 months for material and labor to repair and service the product. A provision for the estimated cost related to warranty is recorded at the time revenue is recognized.

      The estimate of costs to service the warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claims or increased costs associated with servicing those claims, revisions to the estimated warranty liability are made.

4.	New Accounting Pronouncements

Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which is an Interpretation of Accounting Research Bulletin No. 51. FIN 46 provides guidance on identifying entities known as “variable interest entities” (VIEs) and determining when VIEs should be consolidated. This new approach for consolidation applies to entities: 1) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties; or 2) where the equity investors, as a group, lack certain characteristics of a controlling financial interest. In addition, FIN 46 requires that both the primary beneficiary and other enterprises with a significant variable interest in a VIE make additional disclosures. Application of FIN 46 is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. The Company does not have any interests in special-purpose entities and therefore the FIN 46 has no impact on its financial position or results of operations. For all other types of variable interest entities FIN 46 is required in financial statements for periods ending after March 15, 2004. The Company does not have any interests in other types of variable interest entities and therefore the adoption of this aspect of FIN 46 did not have any impact on its financial position or results of operations.

5.	Bank Indebtedness

      At July 2, 2004, the Company had no lines of credit but had two bank guarantees in British Pounds Sterling and Euros with National Westminster Bank (NatWest) and Deutsche Bank, respectively, for a total amount of available credit of $0.2 million versus guarantees of $0.2 million at December 31, 2003. NatWest provides a $0.1 million bank guarantee for letters of credit used for duty purposes in the United Kingdom. The Deutsche Bank guarantee of $0.1 million is for our Munich, Germany office lease. At December 31, 2003, the NatWest guarantee was $0.1 million and the Deutsche Bank guarantee was $0.1 million. At July 2, 2004 and December 31, 2003, pursuant to a $4.0 million security agreement between the Company and Fleet Bank N.A., marketable securities totaling $5.0 million had been pledged as collateral for the Fleet agreement to support a foreign currency swap contract.

6.	Stockholders’ Equity

Capital Stock

      The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During the six months ended July 2, 2004 and June 27, 2003, 264,386 and 22,562, respectively, common shares were issued pursuant to exercised stock options and the employee share purchase plan for proceeds of approximately $1.6 million and $0.1 million, respectively.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss

      The following table provides the details of accumulated other comprehensive loss at:

	July 2,	December 31,
	2004	2003

Unrealized (loss) on investments, net of tax of nil	$(28)	$—
Accumulated foreign currency translations	(690)	(2,531)
Accrued minimum pension liability, net of tax of nil	(1,595)	(1,553)

Total accumulated other comprehensive loss	$(2,313)	$(4,084)

      The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended

	July 2,	June 27,	July 2,	June 27,
	2004	2003	2004	2003

Net income (loss)	$11,814	$(3,555)	$20,753	$(5,221)
Other comprehensive income (loss)
Realized loss on cash flow hedging instruments, net of tax of nil	—	—	—	521
Unrealized gain (loss) on cash flow hedging instruments, net of tax of nil	—	(24)	—	3
Change in unrealized loss (gain) on investments, net of tax of nil	(193)	(188)	(28)	(312)
Change in accrued minimum pension liability, net of tax of nil	21	(240)	(42)	(189)
Foreign currency translation adjustments	(1,019)	2,065	1,841	2,331

Comprehensive income (loss)	$10,623	$(1,942)	$22,524	$(2,867)

Net income (loss) per common share

      Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For diluted net income (loss) per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method. As a result of the net loss for the three and six months ended June 27, 2003, the effect of converting options and warrants was anti-dilutive.

      Common and common share equivalent disclosures are:

	Three Months		Six Months
	Ended		Ended

	July 2,	June 27,	July 2,	June 27,
	2004	2003	2004	2003

	(In thousands)		(In thousands)
Weighted average common shares outstanding	41,059	40,797	41,009	40,793
Dilutive potential common shares	1,191	—	1,191	—

Diluted common shares	42,250	40,797	42,200	40,793

      At July 2, 2004, the Company had options and warrants outstanding entitling holders to acquire up to 3,116,609 and 51,186 common shares, respectively. At June 27, 2003, the Company had options and warrants outstanding entitling holders to acquire up to 3,532,836 and 51,186 common shares, respectively.

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

	Three Months Ended		Six Months Ended

	July 2,	June 27,	July 2,	June 27,
	2004	2003	2004	2003

Net income (loss):
As reported	$11,814	$(3,555)	$20,753	$(5,221)
Stock based compensation included in results of operations	68	—	119	—
Stock based compensation if fair value based method was applied	(482)	(610)	(1,079)	(1,273)

Pro forma	$11,400	$(4,165)	$19,793	$(6,494)
Basic net income (loss) per share:
As reported	$0.29	$(0.09)	$0.51	$(0.13)
Pro forma	$0.28	$(0.10)	$0.48	$(0.16)
Diluted income (loss) per share:
As reported	$0.28	$(0.09)	$0.49	$(0.13)
Pro forma	$0.27	$(0.10)	$0.47	$(0.16)

      The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	July 2,	June 27,
	2004	2003

Risk-free interest rate	0.99%	1.92%
Expected dividend yield	—	—
Expected life from date of grant	4.0 years	4.0 years
Expected volatility	65%	62%

7.	Related Party Transactions

      The Company recorded sales revenue from Sumitomo Heavy Industries Ltd., a significant shareholder of the Company, of $1.0 million in the three months ended July 2, 2004 and $1.5 million in the three months ended June 27, 2003 at amounts and terms approximately equivalent to third-party transactions. In the six months ended July 2, 2004 and June 27, 2003, these revenues were $2.9 million and $2.3 million, respectively. Receivables from Sumitomo Heavy Industries Ltd. of $1.0 million and $1.3 million as at July 2, 2004 and December 31, 2003, respectively, are included in accounts receivable on the balance sheet.

      The Company has an agreement with V2Air LLC relating to the use of V2Air LLC’s aircraft for Company purposes. The Company’s President and Chief Executive Officer, Charles D. Winston owns V2Air LLC. Pursuant to the terms of the agreement, the Company is required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the three months ended July 2, 2004 and June 27, 2003, the Company reimbursed V2Air LLC $30 thousand and $27 thousand, respectively, under the terms of the agreement. During the six months ended July 2, 2004, the Company

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reimbursed V2Air LLC $77 thousand under the terms of the agreement compared to $63 thousand for the six months ended June 27, 2003.

8.	Financial Instruments

Cash Equivalents, Short-term and Long-term Investments

      At July 2, 2004, the Company had $28.2 million invested in cash equivalents denominated in U.S. dollars with maturity dates between July 6, 2004 and July 15, 2004. At December 31, 2003, the Company had $49.7 million invested in cash equivalents denominated in U.S. dollars with maturity dates between January 2, 2004 and March 4, 2004. Cash equivalents are stated at fair value.

      At July 2, 2004, the Company had $18.0 million in short-term investments and $1.0 million in long-term investments denominated in U.S. dollars with maturity dates between August 5, 2004 and December 12, 2004. Short-term and long-term investments are recorded at fair market value. At December 31, 2003 the Company had $39.6 million in short-term investments and $3.1 million in long-term investments in U.S. dollars with maturity dates between January 6, 2004 and November 23, 2004. As discussed in note 5 to the financial statements, $5.0 million of short-term investments are pledged as collateral for the Fleet pledge agreement at July 2, 2004. Also, included in long-term investments at July 2, 2004 and December 31, 2003 is a minority equity investment of a private United Kingdom company valued at $0.6 million and $0.6 million, respectively, that was purchased as part of the assets acquired in the Spectron asset acquisition.

Derivative Financial Instruments

      Effective January 1, 2003, the Company removed the designation of all short-term hedge contracts from their corresponding hedge relationships. Accordingly, such contracts are recorded at fair value with changes in fair value recognized currently in income starting January 1, 2003, instead of included in accumulated other comprehensive income. Although the Company now marks-to-market short-term hedge contracts to the statement of operations, the Company does not enter into hedging contracts for speculative purposes. Long-term hedge contracts continue to be accounted for under methods allowed by SFAS 133, and changes in their fair value are included in accumulated other comprehensive income. At July 2, 2004 there were six short-term hedge contracts outstanding with an aggregate fair value gain of $0.2 million recorded in foreign exchange gain/loss.

      At July 2, 2004 and December 31, 2003 the Company had one currency swap contract valued at $8.7 million U.S. dollars with an aggregate fair value loss of $1.3 million and $1.5 million, respectively, after-tax recorded in accumulated other comprehensive income and maturing in December 2005.

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

      In response to the business environment, the Company restructured operations in an effort to bring costs in line with our expectations for sales of systems for the semiconductor and telecommunications markets. Our emphasis was predominantly on consolidating operations at various locations and reducing overhead. The Company incurred restructuring charges in each of the years from 2000 to 2003 as it continued to reduce and consolidate operations around the world. The level of restructuring actions declined significantly in the latter half of 2003.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As part of its review of the restructuring actions taken in prior years, during the second quarter of 2003 the Company took a $0.3 million restructuring charge for the anticipated loss on the market value of the Farmington Hills, Michigan and Maple Grove, Minnesota facilities. Also, the Company took a charge of $0.1 million in the second quarter of 2003 and a charge of $0.2 million in the third quarter of 2003 to write-down the net book value of the Kanata, Ontario facility to its estimated fair market value. The Company had previously written down the Kanata, Ontario facility in 2002, as noted above. In the fourth quarter of 2003, the Company recorded an additional restructuring provision of $0.7 million for the Munich, Germany facility. This additional charge was necessary in light of the continued decline in the commercial real estate lease rates in that market as compared to our lease rate and the longer time anticipated to find a subtenant. The Company has taken charges on this Munich facility in 2000, 2001, 2002 and 2003 totaling $1.7 million. The lease on the Munich office continues through January 2013. As the commercial real estate market is difficult to predict, the Company will continue to evaluate the restructuring accrual associated with the Munich office and will adjust the provisions as required.

      Cumulative cash payments of approximately $1.9 million and non-cash draw-downs of $0.7 million and reversal of expense of $0.1 million have been applied against the provisions taken in 2003, resulting in a remaining provision balance of $0.7 million as at July 2, 2004, for the accrual of the loss on the Munich excess

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

office space under lease. There are no accruals remaining related to the 2003 restructuring actions to align the distribution and service groups.

      As of December 31, 2003, the Company had $1.4 million remaining in the accruals related to all restructuring actions taken from 2000 through 2003. Specifically, $0.1 million of this amount related to an accrual for a facility in Nepean, Ontario originally recorded in 2001 for future contractual obligations under an operating lease, net of expected sublease revenue on a lease that the Company cannot terminate. This lease expires in January 2006. The remaining $1.3 million in accruals related to provisions for lease costs at our facility in Munich, Germany related primarily to future contractual obligations under operating leases, net of expected sublease revenue on a lease that expires in January 2013, which the Company cannot terminate. The Company had taken restructuring charges on this Munich facility in each of the years 2000 through 2003. During 2004, there was no additional restructuring expense or reversal of prior expense. The only activity in 2004 related to payments under the leases noted above. At July 2, 2004, the Company has $0.1 million related to the facility in Nepean, Ontario and $1.0 million related to the facility in Munich, Germany.

      The following table summarizes changes in the restructuring provision included in other accrued expenses on the balance sheet.

	Severance	Facilities	Total

	(In millions)
Provision at December 31, 2003	$—	$1.4	$1.4
Charges during first half of 2004	—	—	—
Cash draw-downs during first half of 2004	—	(0.3)	(0.3)

Provision at July 2, 2004	$—	$1.1	$1.1

Other

      During the first half of 2003, the Company recorded a reserve of approximately $0.6 million on notes receivable from a litigation settlement initially recorded in 1998. The reserve was provided because of a default on the quarterly payment due in March 2003. The Company is pursuing legal action to regain its rights to the technology it had licensed, instead of pursuing further collection. Additionally, the Company recorded a benefit during the first half of 2003 of approximately $0.2 million for royalties earned on a divested product line and earned as part of a litigation settlement agreement. In the second quarter of 2003, the Company recorded a charge of approximately $0.5 million to write-down excess and unused equipment.

10.	Commitments and Contingencies

Operating leases

      The Company leases certain equipment and facilities under operating lease agreements. Most of these lease agreements expire between 2004 and 2013. In the United Kingdom where it is more common, the Company has leases that extend through 2106. The facility leases require the Company to pay real estate taxes and other operating costs.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In August 2003, the Company announced that it filed an action against Electro Scientific Industries, Inc. (ESI) of Portland, Oregon in the United States District Court for the Central District of California for patent infringement. The complaint alleges Electro Scientific is violating three GSI Lumonics’ patents: 6337462, 6181728 and 6573473. This patented technology is used in the Company’s laser systems for processing semiconductor devices. The Company seeks injunctive relief, an unspecified amount of damages, costs, and attorneys’ fees. On September 2, 2003, the Company filed a First Amended Complaint, which did not change the substantive allegations of patent infringement. By court order dated September 18, 2003, the case was transferred to the United States District Court for the Northern District of California. ESI filed its answer and counterclaim denying infringement and seeking a declaratory judgment that the patents are invalid. Pretrial discovery has recently begun. In May 2004, pursuant to an agreement between the Company and ESI, the court entered a stipulated dismissal of two of the asserted patents without prejudice: the 6181728 patent and the 6337462 patent. The litigation is continuing with respect to the Company’s claim for infringement of the 6573473 patent and ESI’s counterclaim with respect to this patent. After the dismissal of the two of the three patents, the court modified the case schedule previously set and scheduled a new trial date for November 2005. Pretrial discovery has begun. At this time, it is not possible to estimate any recovery, if any, that the Company may receive from this action. Legal costs with regard to this matter are expensed as incurred.

      As the Company has disclosed since 1994, a party has commenced legal proceedings in the United States against a number of United States manufacturing companies, including companies that have purchased systems from the Company. The plaintiff in the proceedings has alleged that certain equipment used by these manufacturers infringes patents claimed to be held by the plaintiff. While the Company is not a defendant in any of the proceedings, several of the Company’s customers have notified the Company that, if the party successfully pursues infringement claims against them, they may require the Company to indemnify them to the extent that any of their losses can be attributed to systems sold to them by the Company. Due to (i) the relatively small number of systems sold to any one of the Company’s customers involved in this litigation, (ii) the low probability of success by the plaintiff in securing judgment(s) against the Company’s customers and (iii) the findings in a countersuit that the patents that are the basis for the litigation are unenforceable and invalid, although these findings are being appealed; the Company does not believe that the outcome of any of these claims individually will have a material adverse effect upon the Company’s financial condition or results of operations. No assurances can be given, however, that these or similar claims, if successful and taken in the aggregate would not have a material adverse effect upon the Company’s financial condition or results of operations.

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

Recourse Receivables

      In Japan, where it is customary to do so, the Company discounts certain customer notes receivable at a bank with recourse. The Company’s maximum exposure was $0.6 million at July 2, 2004 and $1.3 million at

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003. The book value of the recourse receivables approximates fair value. Recourse receivables are included in accounts receivable on the balance sheet and the liability is included in accrued expenses.

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

      Historically, we have not made any significant payments under such indemnifications. As at July 2, 2004, nil has been accrued in the consolidated balance sheet with respect to these indemnification undertakings.

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

      At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interim period. The tax effect of significant unusual items is reflected in the period in which they occur. The Company’s reported effective tax rate of 10% differed from the expected Canadian federal statutory rate, primarily due to income being earned by the Company in a jurisdiction where the Company previously provided a valuation allowance against deferred tax assets of that jurisdiction, where recent cumulative losses had been incurred.

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

      The Company continues to follow its policy to fund pensions and other benefits based on widely used actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. The assets of this plan consist primarily of equity and fixed income securities of U.K. and foreign issuers.

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

	Three Months	Six Months
	Ended	Ended
	July 2, 2004	July 2, 2004

Components of the net periodic pension cost:
Service cost	$—	$—
Interest cost	255	513
Expected return on plan assets	(216)	(434)
Amortization of unrecognized gain (loss)	—	—
Recognized actuarial gain (loss)	—	—

Net periodic pension cost	$39	$79

      It is not practicable to provide the components of the net periodic pension cost for the three months or six months ended June 27, 2003.

13.	Segment Information

General Description

      In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The President and Chief Executive Officer has been identified as the chief operating decision maker (“CODM”) in assessing the performance of the segments and the allocation of resources to the segments. The CODM evaluates financial performance based on measures of profit or loss from operations before income taxes excluding the impact of amortization of purchased intangibles, acquired in-process research and development, restructuring and other, gain (loss) on sale of assets and investments, interest income, interest expense, and foreign exchange transaction losses. Certain corporate-level operating expenses, including corporate marketing, finance, information systems and administrative expenses, are not allocated to operating segments. Intersegment sales are based on negotiated prices subject to normal discounting practices between segments to approximate market prices. All intersegment profit, including any unrealized profit on ending inventories, is eliminated on consolidation. The accounting policies of the segments are the same as those described in the Annual Report on Form 10-K.

      The Company’s operations include three reportable operating segments: the Components segment (Components Group); the Laser segment (Laser Group); and the Laser Systems segment (Laser Systems Group).

Components Group

      In May 2004, the MicroE acquisition expanded the Company’s and Component Group’s existing portfolio of enabling precision motion component and subsystems to include designing and manufacturing position encoders for precision motion control applications in data storage, semiconductor and electronics, industrial automation and medical markets. Additionally, with the acquisition of MicroE, the Company added a manufacturing facility in Natick, Massachusetts.

      The Components Group’s major markets are medical, semiconductor and electronics, light industrial, automotive, data storage and aerospace.

      There have been no other significant changes to the reportable operating segments since December 31, 2003 and are the same as those described in the Annual Report on Form 10-K.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segments

      Information on reportable segments is as follows:

	Three Months Ended		Six Months Ended

	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Sales:
Components Group	$41,854	$17,610	$75,210	$34,265
Laser Group	11,924	8,654	23,624	15,642
Laser Systems Group	36,364	19,089	70,367	36,915
Intersegment sales elimination	(5,605)	(671)	(9,811)	(1,021)

Total	$84,537	$44,682	$159,390	$85,801

Segment income (loss) from operations:
Components Group	$9,456	$3,611	15,204	$8,466
Laser Group	698	82	1,095	(389)
Laser Systems Group	9,812	575	19,346	174

Total by segment	19,966	4,268	35,645	8,251
Unallocated amounts:
Corporate expenses	4,977	5,353	9,160	9,743
Amortization of purchased intangibles	1,162	1,369	2,710	2,647
Acquired in-process research and development	430	—	430	—
Restructuring and other	—	2,044	—	3,028

Income (loss) from operations	$13,397	$(4,498)	$23,345	$(7,167)

      Management does not review asset information on a segmented basis and the Company does not maintain assets on a segmented basis, therefore a breakdown of assets by segments is not included.

Geographic Segment Information

      Revenues are attributed to geographic areas on the basis of the bill-to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific for example, but the sales of our systems are billed and shipped to locations in the United States for instance. These sales are therefore reflected in North America totals in the table below. In this and other similar instances, the sale is attributed to the geographic area of the bill-to customer’s location. Long-lived assets, which include property, plant and equipment and intangibles, but exclude other assets, long-term investments

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and deferred tax assets, are attributed to geographic areas in which Company assets reside. As of July 2, 2004 long-lived assets also included goodwill.

	Three Months Ended

	July 2, 2004		June 27, 2003

	Sales	% of Total	Sales	% of Total

	(In millions)		(In millions)
Revenues from external customers:
North America	$41.8	49%	$27.9	63%
Latin and South America	0.5	1	0.5	1
Europe	12.0	14	5.5	12
Japan	13.4	16	7.6	17
Asia-Pacific, other	16.8	20	3.2	7

Total	$84.5	100%	$44.7	100%

	Six Months Ended

	July 2, 2004		June 27, 2003

	Sales	% of Total	Sales	% of Total

Revenues from external customers:
North America	$80.6	51%	$48.8	57%
Latin and South America	0.6	—	0.7	1
Europe	25.5	16	11.0	13
Japan	24.9	16	17.1	20
Asia-Pacific, other	27.8	17	8.2	9

Total	$159.4	100%	$85.8	100%

	As at

	July 2,	December 31,
	2004	2003

Long-lived assets:
United States	$94,121	$32,063
Canada	1,917	2,931
Europe	38,711	40,741
Japan	712	799
Asia-Pacific, other	398	433

Total	$135,859	$76,967

14.	Differences between United States and Canadian Generally Accepted Accounting Principles (GAAP)

      Significant differences between United States and Canadian GAAP are described below.

(a) Cash Equivalents, Short and Long Term Investments

      Under U.S. GAAP, certain marketable investments, which are considered to be “available-for-sale” securities, are measured at market value, with the unrealized gains or losses included in comprehensive

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income. Under Canadian GAAP, the concept of comprehensive income does not exist and these investments are measured at amortized cost.

(b) Property, Plant and Equipment and Intangible Assets

      On March 22, 1999, Lumonics Inc. (Lumonics) and General Scanning, Inc. (General Scanning) completed a merger of equals to form the Company. Under Canadian GAAP, the merger was accounted for using the pooling of interests method and the consolidated financial statements reflect the combined historical carrying values of the assets, liabilities, stockholders’ equity and the historical operating results of the two predecessor companies.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f) Shareholders’ Equity and Retained Earnings

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

Recent Accounting Pronouncements for Canadian GAAP

Stock Based Compensation and Change in Accounting Policy

      For Canadian GAAP, CICA Handbook section 3870, stock-based compensation and other stock-based payments was amended to require that equity instruments awarded to employees be measured at fair value and expensed, eliminating the provision to allow disclosure only. The transitional provisions include both retroactive and prospective alternatives. However, the prospective method is only available to companies that elect to apply the fair value based method for fiscal years beginning before January 1, 2004. The Company adopted this amendment effective January 1, 2004; the Company has restated its prior results under Canadian GAAP to reflect the fair value of stock based compensation. The effect of the restatement for the three months and six months ended June 27, 2003 is an additional expense of $0.6 million and $1.3 million; respectively, as compared to the previously filed Canadian GAAP. Additionally, as of December 31, 2003 this restatement under Canadian GAAP has the effect of decreasing retained earnings by $2.7 million and increasing contributed surplus by $2.7 million. The effects of stock based compensation are included in the reconciliation of U.S. and Canadian GAAP in the table below.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net income (loss)

		For the Three Months Ended		For the Six Months Ended

			Restated(d)		Restated(d)
	Ref.	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Net income (loss) — as reported in U.S. GAAP		$11,814	$(3,555)	$20,753	$(5,221)
Differences due to:
• Differences in depreciation and amortization resulting from different merger accounting methods	(b)	17	887	758	1,774
• Stock compensation recorded under fair value method	(d)	(482)	(610)	(1,079)	(1,273)
• Stock compensation recorded as a result of variable accounting	(d)	68	—	119	—

Net income (loss) — Canadian GAAP		$11,417	$(3,278)	$20,551	$(4,720)

Net income (loss) per common share — basic — Canadian GAAP		$0.28	$(0.08)	$0.50	$(0.12)
Net income (loss) per common share — diluted — Canadian GAAP		$0.27	$(0.08)	$0.49	$(0.12)

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected balance sheet accounts where differences exist between U.S. and Canadian GAAP

					December 31, 2003
	July 2, 2004
								Restated(d)
	As			Canadian	As			Canadian
	Reported	Ref.	Amount	GAAP	Reported	Ref.	Amount	GAAP

Cash and cash equivalents	53,192	(a)	1	53,193	64,035	—	—	64,035
Short-term investments	17,954	(a)	32	17,986	39,562	—	—	39,562
Property, plant and equipment Cost	75,347	(b)	30,849	106,196	75,287	(b)	30,850	106,137
Accumulated depreciation	(24,421)	(b)	(30,849)	(55,270)	(22,305)	(b)	(30,740)	(53,045)

Property, plant and equipment, net	50,926	(b)	—	50,926	52,982	(b)	110	53,092

Long-term investments	1,644	(a)	(4)	1,640	3,743	—	—	3,743
Intangible assets, net of accumulated amortization	53,839	(b)	(491)	53,348	23,985	(b)	(1,357)	22,628
Accrued minimum pension liability	1,595	(c)	(1,595)	—	1,553	(c)	(1,553)	—
Shareholders’ equity Common shares	307,149	(b),(f)	(67,310)	239,839	305,512	(b),(f)	(67,310)	238,202
Additional paid in capital (contributed surplus)	2,919	(d)	2,299	5,218	2,800	(d)	1,339	4,139
Retained earnings (accumulated deficit)	(22,687)	(b),(f)	50,404	27,717	(43,440)	(b),(d),(f)	50,606	7,166
Accumulated other comprehensive income (loss) (Accumulated foreign currency translation adjustments for Canadian GAAP)	(2,313)	(a),(c),(e)	15,740	13,427	(4,084)	(a),(c),(e)	15,671	11,587

Total shareholders’ equity	285,068		1,133	286,201	260,788		306	261,094

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      We design, develop, manufacture and market enabling technology components, lasers and laser-based advanced manufacturing systems as enabling tools for a wide range of applications. Our products allow customers to meet demanding manufacturing specifications, including device complexity and miniaturization, as well as advances in materials and process technology. Major markets for our products include the semiconductor, electronics, automotive and medical industries. In addition, we sell our products and services to other markets such as light industrial and aerospace.

Highlights for the Three Months Ended July 2, 2004

•	Sales for the quarter increased to $84.5 million from $74.9 million in the first quarter of 2004 and $44.7 million in the second quarter of 2003.

•	Net income for the quarter was $11.8 million, or $0.28 per diluted share, compared to a net income of $8.9 million, or $0.21 per diluted share, in the first quarter of 2004 and a $3.6 million net loss, or $0.09 per share, in the second quarter of last year.

•	Bookings of orders were $93.7 million in the second quarter of 2004 compared to $88.3 million in the first quarter of 2004 and $42.7 million in the second quarter of 2003. Included in bookings for the second quarter of 2004 is $8.5 million of backlog acquired from MicroE. Ending backlog was $101.1 million as compared with $92.0 million at the end of the first quarter of 2004 and $42.4 million at the end of the second quarter of last year.

•	Cash, cash equivalents, short-term investments and long-term marketable securities were $72.1 million (this includes $5.0 million pledged under a security agreement) at July 2, 2004.

Business Environment and Restructurings

      Several significant markets for our products had been in severe decline from 2000 through early 2003. Our sales of systems for semiconductor and electronics applications and precision optics for telecommunications declined significantly. From 2000 through 2002, the Company faced a $215 million decline in revenues primarily as a result of the downturn in general economic conditions, combined with our customers’ excess of manufacturing capacity and their customers’ excess inventories of semiconductor and electronic components. While in the process of streamlining the business to reduce fixed costs, the Company made decisions to divest product lines that were not strategic. This accounted for 43% of the decline in revenue from 2000 to 2002.

      In response to the business environment, we restructured our operations in an effort to bring costs in line with our long-term expectations for sales of systems for the semiconductor and telecommunications markets. Our emphasis was predominantly on consolidating operations at various locations and reducing overhead. The Company incurred restructuring charges in each of the years from 2000 to 2003 as it continued to reduce and consolidate operations around the world. The level of restructuring actions declined significantly in the latter half of 2003. No new restructuring actions have been initiated since the first half of 2003.

      As of December 31, 2003, the Company had $1.4 million remaining in the accruals related to all restructuring actions. Specifically, $0.1 million of this amount related to an accrual for a facility in Nepean, Ontario originally recorded in 2001 for future contractual obligations under an operating lease, net of expected sublease revenue on a lease that the Company cannot terminate. This lease expires in January 2006. The remaining $1.3 million in accruals related to provisions for lease costs at our facility in Munich, Germany related primarily to future contractual obligations under operating leases, net of expected sublease revenue on a lease that expires in January 2013, which the Company cannot terminate. The Company had taken restructuring charges on this Munich facility in each of the years 2000 through 2003. During 2004, there was no additional restructuring expense or reversal of prior expense. The only restructuring activity in 2004 related to payments under the leases noted above. At July 2, 2004, the Company has $0.1 million remaining in accruals related to the facility in Nepean, Ontario and $1.0 million remaining in accruals related to the facility in Munich, Germany.

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

      In addition to the restructuring activities, on August 7, 2003, the Company announced to its employees its intention to consolidate and relocate its precision optics operations from the Nepean, Ontario location to its similar facility in Moorpark, California. In the third and fourth quarter of 2003, the Company recorded $0.5 million of costs, including severance, associated with this move. In the first half of 2004, the Company incurred an additional $0.3 million of costs associated with this move. These are included in cost of goods sold and operating expenses. The Company does not anticipate that it will incur any significant additional amounts related to this move.

Results of Operations

      The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended

	July 2, 2004	June 27, 2003

Sales	100.0%	100.0%
Cost of goods sold	58.0	65.0

Gross profit	42.0	35.0
Operating expenses:
Research and development	7.1	7.9
Selling, general and administrative	17.1	29.4
Amortization of purchased intangibles	1.4	3.1
Acquired in-process research and development	0.5	—
Restructuring	—	3.5
Other	—	1.1

Total operating expenses	26.1	45.0

Income (loss) from operations	15.9	(10.0)
Other income	—	0.1
Interest income	0.2	1.5
Interest expense	—	(0.2)
Foreign exchange transaction (losses) gains	(0.4)	0.6

Income (loss) before income taxes	15.7	(8.0)
Income tax benefit (provision)	(1.7)	—

Net income (loss)	14.0%	(8.0)%

Three Months Ended July 2, 2004 Compared to Three Months Ended June 27, 2003

      Sales by Segment. The following table sets forth sales in thousands of dollars by our business segments for the second quarter of 2004 and 2003.

	Three Months Ended

			Increase
	July 2, 2004	June 27, 2003	(Decrease)

Sales:
Components	$41,854	$17,610	$24,244
Laser Group	11,924	8,654	3,270
Laser Systems	36,364	19,089	17,275
Intersegment sales elimination	(5,605)	(671)	(4,934)

Total	$84,537	$44,682	$39,855

      Sales. Sales for the three months ended July 2, 2004 increased by $39.9 million, or 89%, compared to the quarter ended June 27, 2003. Sales for the second quarter of 2004 include $20.6 million generated from the Westwind acquisition completed in December 2003 and the MicroE acquisition completed in May 2004.

      Sales in the Components segment increased by $24.2 million, or 138%, for the second quarter of 2004 as compared to the same period in 2003. This increase was primarily due to sales of $20.6 million from the Westwind and MicroE product lines. An additional $4.3 million of the total increase was due to higher volume of internal sales to the Laser Systems segment and smaller changes in other product lines, offset by an anticipated decline associated with end of life for a mature laser imaging product. We anticipate continued decline in sales for this product line in the future.

      Sales in the Lasers segment in the second quarter of 2004 increased by $3.3 million, or 38%, over the second quarter last year. This increase was due to sales of $1.3 million in the quarter from the Spectron products acquired in the second quarter of 2003. Increases in sales of lasers to our Laser Systems segment contributed approximately $1.7 million to the increase in sales. There were smaller increases and decreases in other product lines that comprised the balance of the change in sales in the second quarter of 2004 compared to the second quarter of 2003.

      In the second quarter of 2004, sales in the Laser Systems segment increased by $17.3 million, or 91%, over sales in the same period last year. This increase was driven predominantly by the increased sales of equipment to support the rise in demand for wafer trim capacity. The memory repair line of products also increased over the same period last year, comprising the majority of the balance of the increase in sales. Global strengthening continued in the second quarter of 2004 in both the electronics and semiconductor markets.

      Sales in our Corporate segment represent elimination of sales between our segments and is shown in the table above as intersegment sales elimination. There was a $4.9 million increase in sales between segments for the three months ended July 2, 2004 as compared to the same period last year. This was a result of increases in sales from our Components and Laser segments to our Laser Systems segment, which was in large part due to the increased volume of the Laser Systems business.

      Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America consisting of the United States and Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill-to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific for example, but the sales of our systems are billed and shipped to locations in the United States, although the equipment may eventually be installed in Asia-Pacific, for instance. These sales are therefore reflected in North America totals in the table below. In this and other similar instances, the sale is attributed to the geographic area of the bill-to customer’s location. The following table shows sales in millions of dollars to each geographic region for the second quarter of 2004 and 2003, respectively.

	Three Months Ended

	July 2, 2004		June 27, 2003

	Sales	% of Total	Sales	% of Total

	(In millions)		(In millions)
North America	$41.8	49%	$27.9	63%
Latin and South America	0.5	1	0.5	1
Europe	12.0	14	5.5	12
Japan	13.4	16	7.6	17
Asia-Pacific, other	16.8	20	3.2	7

Total	$84.5	100%	$44.7	100%

      Japan and Asia Pacific continue to be an area of growth and focus for all of our segments, especially our Laser Systems segment. The increase in sales in Europe in the second quarter of 2004 as compared to the same period in 2004 is mainly the result of sales generated from products acquired from Westwind and sales from products in our Laser segment, which continues to see growth in this market.

      Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Order backlog at July 2, 2004 was $101.1 million compared to $42.4 million at June 27, 2003.

Gross Profit.

      Gross Profit by Segment. The following table sets forth gross profit in thousands of dollars by our business segments for the second quarter of 2004 and 2003. For 2003, the reclassification of service sales support and service management costs from cost of sales to selling, general and administrative expenses, which had been prepared on a consolidated level was attributed to particular segments for comparative purposes.

	Three Months Ended

	July 2, 2004	June 27, 2003

Gross profit:
Components	$16,605	$6,959
Laser Group	3,744	2,757
Laser Systems	15,777	6,284
Intersegment sales elimination and other	(608)	(361)

Total	$35,518	$15,639

Gross profit %:
Components	39.7%	39.5%
Laser Group	31.4	31.9
Laser Systems	43.4	32.9
Intersegment sales elimination and other	10.8	53.8
Total	42.0%	35.0%

      Gross profit was 42.0% in the three months ended July 2, 2004 compared to 35.0% in the three months ended June 27, 2003. There are numerous factors that can influence gross profit percentage including product mix, pricing, volume, third-party costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, and the reversal thereof, at any particular time.

      The gross profit for the Components business was 39.7% for the three months ended July 2, 2004 versus 39.5% in the same period last year. More favorable margins from the MicroE product line, coupled with lower margins from Westwind products and a heavier mix of lower margin internal sales contributed to the slight shift in gross profit for the three months ended July 2, 2004 over last year.

      For our Laser segment the gross profit percentage was 31.4% in the second quarter of 2004 compared to 31.9% in the second quarter of 2003. The gross profit for the Laser segment has been negatively impacted by continued strengthening of the British pound against the value of the U.S. dollar. The Company expects that adjustments to U.S. dollar price lists will be reflected in future quarters and the expected margin impact from these adjustments will not be fully realized until the fourth quarter of 2004.

      The gross profit for Laser Systems is up significantly at 43.4% for the second quarter of 2004 as compared to 32.9% from the same period last year. For the three months ended July 2, 2004, the Company recorded a benefit of $0.6 million from selling inventory that had previously been written down. In the same period last year, an inventory charge of $0.4 million was taken. The impact of these events on gross profit amounted to 4 percentage points. Sales volume increases combined with reduced overhead as a result of restructuring and outsourcing programs were the other major drivers again this quarter to increase profitability allowing us to leverage the market recovery.

      The Gross Profit of $0.6 million for the intersegment sales elimination and other for the second quarter of 2004 includes expenses associated with the variable incentive compensation program for which there were no similar charges in 2003.

      Research and Development Expenses. Research and development expenses for the three months ended July 2, 2004 were 7.1% of sales, or $6.0 million, compared with 7.9% of sales, or $3.5 million, in the three months ended June 27, 2003. Research and development expenses for the Components group at $2.4 million in the second quarter of 2004 increased $1.1 million from the same period in 2003. The majority of the increase is attributable to research and development expenses in the Westwind product lines that were acquired in late 2003 and the MicroE product lines acquired in May 2004. Increases in other research and development costs contributed to the remainder of the increase in spending in this area. In the second quarter of 2004, research and development expenses for the Lasers segment were $0.9 million, which represents a $0.2 million increase from $0.7 million in the second quarter of 2003, primarily as a result of increased personnel costs. Research and development expenses in the Laser Systems segment were $2.4 million for the three months ended July 2, 2004, a $0.8 million increase from $1.6 million the same period last year, mainly as result of increased personnel costs and spending on new product development projects. The Corporate segment research and development expenses at $0.3 million in the second quarter of 2004, increased by $0.2 million from $0.1 million for the same period last year primarily due to a charge in the current quarter for variable compensation expense which was not experienced in the same period last year.

      Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses were 17.1% of sales, or $14.5 million, in the three months ended July 2, 2004, compared with 29.4% of sales, or $13.2 million, in the three months ended June 27, 2003. SG&A expenses in the Components segment were $4.8 million for the second quarter of 2004 compared to $2.1 million in the second quarter of 2003, which was an increase of $2.7 million. The major factors for the increase was the additional SG&A expenses incurred as a result of the acquisitions of Westwind and MicroE and increased other costs. SG&A expense in the Laser segment was $2.1 million in the second quarter of 2004 compared to $2.0 million in same period in the prior year, an increase of $0.1 million. In the Lasers Systems segment, SG&A expenses decreased by $0.6 million from $4.1 million in the second quarter of 2003 to $3.5 million in the second quarter of 2004. This decrease was mainly a result of lower personnel costs resulting from the restructuring actions in 2003 as well as decreases in bad debt, facilities and depreciation costs. SG&A expenses in our Corporate group were $4.1 million in the second quarter of 2004 compared to $4.9 million in the same period last year, a decrease of $0.8 million. The decrease is primarily a result of decreases in legal expenses and lower personnel costs over the same period in 2003. This decrease was offset by higher costs for incentive compensation and increased costs associated with Sarbanes-Oxley compliance. In the three months ended June 27, 2003, there was $1.1 million of legal and other expenses related to a proposed reorganization of the Company as a United States domiciled corporation which was submitted to shareholders. There were no similar charges in the current period.

      Amortization of Purchased Intangibles. Amortization of purchased intangibles was $1.2 million, or 1.4% of sales, for the quarter ended July 2, 2004 primarily as a result of amortizing intangible assets from acquisitions. This compares to $1.4 million or 3.1% of sales for the same period in 2003. The $0.2 million decrease in the second quarter of 2004 is partially a result of a $1.0 million savings related to the fully amortized General Scanning and Lumonics merger technology. The technology was fully amortized in the first quarter of 2004. This was partially offset by the amortization of intangible assets acquired with the Spectron and Encoder asset acquisitions in the second quarter of 2003, the Westwind acquisition in December 2003 and the MicroE acquisition in May 2004. For the second quarter of 2004, amortization from the MicroE acquisition was $0.4 million. The Company expects that a full quarter of amortization for MicroE will be approximately $0.8 million The amortization for intangible assets of MicroE is based on a preliminary assessment of the fair value of assets acquired and liabilities assumed. The Company has not completed the process of conducting a valuation, therefore, the amortization amount is still subject to adjustment that might result from finalization of the valuation. As the Company has stated that it is continuing to pursue potential investments in or acquisitions of complementary technologies and products, future amortization expense may increase depending on the nature of assets acquired in any potential acquisition.

      Restructuring. As described in note 9 to the consolidated financial statements, for the three months ended June 27, 2003 we recorded restructuring charges of $1.6 million. There were no restructuring charges recorded in the second quarter of 2004.

      Other. During the three months ended July 2, 2004, the Company recorded a one-time charge of $0.4 million for in-process research and development in connection with the acquisition of MicroE. The in-process research and development resulting from the MicroE acquisition is based on a preliminary assessment of the fair value of assets acquired and liabilities assumed. The Company has not completed the process of conducting a valuation, therefore, the amount of this charge is still subject to adjustment that might result from finalization of the valuation. During the three months ended June 27, 2003, the Company took a $0.5 million write off against idle and obsolete fixed assets in our Laser Systems Segment.

      Income (Loss) from Operations. The following table sets forth income (loss) from operations in millions of dollars by our business segments for the second quarter of 2004 and 2003.

	Three Months Ended

	July 2, 2004	June 27, 2003

Segment income (loss) from operations:
Components	$9,456	$3,611
Laser Group	698	82
Laser Systems	9,812	575

Total by segment	19,966	4,268
Unallocated amounts:
Corporate expenses	4,977	5,353
Amortization of purchased intangibles	1,162	1,369
Acquired in-process research and development	430	—
Restructuring	—	1,559
Other	—	485

Income (loss) from operations	$13,397	$(4,498)

      Interest Income. Interest income was $0.2 million in the second quarter of 2004 compared to $0.7 million in the second quarter of 2003. The $0.5 million decrease in interest income was due to declines in invested balances coupled with a more conservative investment policy.

      Interest Expense. Interest expense was minimal, approximately $26 thousand, in the three months ended July 2, 2004 compared to $95 thousand in the three months ended June 27, 2003. During 2003 and

2004, the Company had no bank debt. Interest expense is primarily from discounting receivables with recourse at a bank and for interest on deferred compensation.

      Foreign Exchange Transaction Gain (Losses). Foreign exchange transaction losses were approximately $0.3 million in the three months ended July 2, 2004 compared to a $0.3 million gain for the three months ended June 27, 2003. These amounts arise, primarily, from the functional currency of a site differing from its local currency, transactions denominated in currencies other than local currency and unrealized gains (losses) on derivative contracts.

      Income Taxes: The effective tax rate for the second quarter of 2004 was 10.7% compared to an effective tax rate of (17.4%) on loss before taxes for the year ended 2003 and 0% for the second quarter of 2003. The tax provision for the quarter reflects the Company’s estimated annual effective tax rate and is driven by the jurisdictions where the income is earned.

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

      The acquisition of MicroE in the second quarter of fiscal year 2004 was structured in such a manner, that the Company is not expected to receive any tax benefit from the amortization of intangibles. As such, the Company recorded a deferred tax liability based on estimated tax rates with a corresponding increase to goodwill.

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

      Net Income (Loss). As a result of the foregoing factors, net income for the second quarter of 2004 was $11.8 million, compared with net loss of $3.6 million in the same period in 2003.

Results of Operations for the Six Months Ended July 2, 2004 Compared to the Six Months Ended June 27, 2003

      The following table sets forth items in the unaudited consolidated year-to-date statement of operations as a percentage of sales for the periods indicated:

	Six Months Ended

	July 2, 2004	June 27, 2003

Sales	100.0%	100.0%
Cost of goods sold	59.1	64.6

Gross profit	40.9	35.4
Operating expenses:
Research and development	6.8	8.0
Selling, general and administrative	17.5	29.1
Amortization of purchased intangibles	1.7	3.1
Acquired in-process research and development	0.3	—
Restructuring	—	2.5
Other	—	1.0

Total operating expenses	26.3	43.7

Income (loss) from operations	14.6	(8.3)
Other income (expense)	—	0.1
Interest income	0.2	1.5
Interest expense	—	(0.2)
Foreign exchange transaction (losses) gains	(0.4)	0.8

Loss before income taxes	14.4	(6.1)
Income tax expense	(1.4)	—

Net income (loss)	13.0%	(6.1)%

      The following table sets forth sales in thousands of dollars by our business segments for the six months ended July 2, 2004 and June 27, 2003.

	Six Months Ended

			Increase
	July 2, 2004	June 27, 2003	(Decrease)

Sales
Components	$75,210	$34,265	$40,945
Laser Group	23,624	15,642	7,982
Laser Systems	70,367	36,915	33,452
Intersegment sales elimination	(9,811)	(1,021)	(8,790)

Total	$159,390	$85,801	$73,589

      Sales. Sales for the six months ended July 2, 2004 increased by $73.6 million or 86% compared to the six months ended June 27, 2003. The sales increase for the six months includes a $34.1 million increase generated from the Westwind product line acquired in December 2003 and the MicroE product line acquired in May 2004.

      Sales for our Components segment increased by $40.9 million, or 119.5%, for the first half of 2004 as compared to the same period in 2003, primarily due to sales resulting from the Westwind and MicroE acquisitions. Sales from these recent acquisitions totaled $34.1 million in the first half of 2004. Increased intersegment sales and sales from the encoder line acquired from DRC in May 2003 accounted for the majority of the remaining increase over the same period last year. This is offset by an anticipated decline associated with end of life for a mature laser imaging product.

      Sales in our Lasers segment in the six months ended July 2, 2004 increased by $8.0 million, or 51.0%, over the same period last year, mainly due to sales from the acquisition of the Spectron product line. The remainder of the increase was mainly due to increased internal sales to Laser Systems.

      In the first half of 2004, sales in our Laser Systems segment increased by approximately $33.5 million, or 90.8%, over sales in the same period last year primarily due to gains in Wafer Trim. Memory Repair and Semiconductor Marker also contributed to the increase. These increases are mainly a result of broad market recovery and manufacturers increasing capacity.

      Sales in our Corporate segment represent the elimination of sales between segments. There was an $8.8 million increase in sales between segments for the six months ended July 2, 2004 as compared to the same period last year. The increase primarily is a result of the increased volume in the Laser Systems business which in turn increased the intersegment sales from the Components and Lasers segments to the Laser Systems segment.

      Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America consisting of Canada and the United States of America, Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific for example, but the sales of our systems are billed and shipped to locations in North America. These sales are therefore reflected in the North America totals in the table below. In this and other similar instances, the sale is attributed to the geographic area of the bill-to customer’s location. The following table shows sales in millions of dollars to each geographic region for the six months ended July 2, 2004 and June 27, 2003.

	Six Months Ended

	July 2, 2004		June 27, 2003

		% of		% of
	Sales	Total	Sales	Total

	(In millions)
North America	$80.6	51%	$48.8	57%
Latin and South America	0.6	—	0.7	1
Europe	25.5	16	11.0	13
Japan	24.9	16	17.1	20
Asia-Pacific, other	27.8	17	8.2	9

Total	$159.4	100%	$85.8	100%

Gross Profit.

      Gross Profit by Segment. The following table sets forth gross profit in thousands of dollars by our business segments for the six months ended July 2, 2004 and June 27, 2003. For 2003, the reclassification of service sales support and service management costs from cost of sales to selling, general and administrative expenses, which had been prepared on a consolidated level was attributed to particular segments for comparative purposes.

	Six Months Ended

	July 2, 2004	June 27, 2003

Gross profit:
Components	$27,917	$14,398
Laser Group	7,036	5,025

	Six Months Ended

	July 2, 2004	June 27, 2003

Laser Systems	31,223	11,533
Intersegment sales elimination and other	(918)	(577)

Total	$65,258	$30,379

Gross profit %:
Components	37.1%	42.0%
Laser Group	29.8	32.1
Laser Systems	44.4	31.2
Intersegment sales elimination and other	9.4	56.5
Total	40.9%	35.4%

      Gross profit was 40.9% in the six months ended July 2, 2004 compared to 35.4% in the six months ended June 27, 2003. Gross profit percentage primarily increased due to increased sales volume. In the first six months of 2004, the Company recorded a benefit of $1.3 million from selling inventory that had previously been written down. In the same period in 2003, the Company recorded inventory loss provisions of $1.2 million. The acquisition of MicroE and volume in the Spectron line of products also attributed to the increased gross profit percentage. Market recovery for certain other products comprised the balance of the increase. There are numerous factors that can influence gross profit percentage including product mix, pricing, volume, third-party costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, and the reversal thereof, at any particular time.

      The gross profit for the Components business was 37.1% for the six months ended July 2, 2004 versus 42.0% in the same period last year. Lower margins from the Westwind and DRC product lines, which accounted for 43% of revenues for the six months ended July 2, 2004, primarily attributed to the decline in gross profit over last year. Increase in personnel costs and a combination of sales mix changes, relocation costs and other adjustments contributed to the decline in gross profit for the six months ended July 2, 2004 over last year.

      For our Laser segment the gross profit percentage was 29.8% in the first half of 2004 compared to 32.1% in the first half of 2003. Gross profit for the Laser segment was negatively impacted by continued strengthening of the British pound against the value of the U.S. dollar for the six months ended July 2, 2004 over the same period in 2003. The Company expects that adjustments to U.S. dollar price lists will be reflected in future quarters and the expected margin impact from these adjustments will not be fully realized until the fourth quarter of 2004.

      The gross profit for Laser Systems is up significantly at 44.4% for the first half of 2004 as compared to 31.2% from the same period last year. Sales volume accounted for the majority of the increase in gross profit over last year. For the six months ended July 2, 2004, the Company recorded a benefit of $1.1 million from selling inventory that had previously been written down. In the same period last year, an inventory charge of $0.6 million was taken. This impacted gross profit by 5 percentage points. Reduced overhead as a result of restructuring and outsourcing programs were the other major drivers that increased profitability allowing us to leverage the market recovery.

      The Gross Profit of $0.9 million for the intersegment sales elimination and other for the first half of 2004 includes expenses associated with the variable incentive compensation program for which there were no similar charges in 2003.

      Research and Development Expenses. Research and development expenses for the six months ended July 4, 2004 were 6.8% of sales, or $10.8 million, compared with 8.0% of sales, or $6.8 million, for the six months ended June 27, 2003. Research and development expenses for the Components group at $4.0 million in the first half of 2004 were $1.9 million above the same period in 2003. In the first half of 2004, research and development expenses in our Lasers segment were $1.8 million, which was a $0.6 million increase from the first half of 2003. For our Laser Systems segment, research and development expenses were $4.5 million for the six months ended July 2, 2004, a $1.3 million increase from the same period last year. In the Components group the increase in research and development is primarily due to the Westwind and MicroE product line acquisitions and partially due to increases in personnel costs. Personnel related cost increases attributes to the increase in research and development in the Lasers group. The increase in the Laser Systems group is mostly due to increased personnel costs and increased spending on research and development projects. The Corporate segment research and development expenses, at $0.5 million in the first half of 2004, increased by $0.2 million from the same period last year primarily due to charges in the first half of 2004 for variable compensation expense which was not experienced in the same period last year.

      Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses were 17.5% of sales, or $28.0 million, in the six months ended July 2, 2004, compared with 29.1% of sales, or $25.0 million, in the six months ended June 27, 2003. SG&A expenses in the Components segment were $8.7 million for the first half of 2004 compared to $3.9 million in the same period in 2003, which was an increase of $4.8 million. The primary factors for the increase were the additional SG&A expenses incurred as a result of the acquisitions of Westwind and MicroE and increased personnel costs. SG&A expense in the Laser segment was $4.1 million for both the six months ended July 2, 2004 and the six months ended June 27, 2003. In the Lasers Systems segment, SG&A expenses decreased by $0.8 million from $8.2 million in the first half of 2003 to $7.4 million in the first half of 2004. This decrease was mainly a result of lower personnel and facility costs from the restructuring actions in 2003, plus decreased bad debt expense. SG&A expenses in our corporate group were $7.8 million in the six months ended July 2, 2004 compared to $8.8 million in the same period last year, a decrease of $1.0 million. The decrease is primarily a result of lower legal expenses, related to the 2003 proposal to reorganize the Company as a United States domiciled corporation and lower personnel costs. This decrease was offset by higher costs for incentive compensation and increased costs associated with Sarbanes-Oxley compliance in the first half of 2004.

      Amortization of Purchased Intangibles. Amortization of purchased intangibles was 1.7% of sales, or $2.7 million, for the six months ended July 2, 2004 primarily as a result of amortizing intangible assets from acquisitions. This compares to $2.6 million, or 3.1% of sales, for the same period in 2003. The acquisitions of Spectron and Encoder assets in the second quarter of 2003, the Westwind acquisition in December 2003 and the MicroE acquisition in May 2004 accounted for the increase which was partially offset by a $1.2 million savings related to the fully amortized General Scanning and Lumonics merger technology. That technology was fully amortized in the first quarter of 2004. For the second quarter of 2004, amortization from the MicroE acquisition was $0.4 million. The Company expects that a full quarter of amortization for MicroE will be approximately $0.8 million The amortization for intangible assets of MicroE is based on a preliminary assessment of the fair value of assets acquired and liabilities assumed. The Company has not completed the process of conducting a valuation, therefore, the amortization amount is still subject to adjustment that might result from finalization of the valuation.

      Restructuring. As described in note 9 to the consolidated financial statements, for the six months ended June 27, 2003 we recorded restructuring charges of $2.2 million. There were no restructuring charges recorded in the same period in 2004.

      Other. During the six months ended July 2, 2004, the Company recorded a one-time charge of $0.4 million for in-process research and development in connection with the acquisition of MicroE. The in-process research and development resulting from the MicroE acquisition is based on a preliminary assessment of the fair value of assets acquired and liabilities assumed. The Company has not completed the process of conducting a valuation, therefore, the amount of this charge is still subject to adjustment that might result from finalization of the valuation. During the first half of 2003, the Company recorded a reserve of approximately $0.6 million on notes receivable from a litigation settlement initially recorded in 1998. The reserve was provided because of a default on the quarterly payment due in March 2003. The Company also took a $0.5 million write off against idle and obsolete fixed assets. Additionally, the Company recorded a benefit of approximately $0.2 million for royalties earned on a divested product line and earned as part of a litigation settlement agreement.

      Income (Loss) from Operations. The following table sets forth income (loss) from operations in millions of dollars by our business segments for the six months ended July 2, 2004 and June 27, 2003.

	Six Months Ended

	July 2, 2004	June 27, 2003

Segment income (loss) from operations
Components	$15,204	$8,466
Laser Group	1,095	(389)
Laser Systems	19,346	174

Total by segment	35,645	8,251
Unallocated amounts:
Corporate expenses	9,160	9,743
Amortization of purchased intangibles	2,710	2,647
Acquired in-process research and development	430	—
Restructuring	—	2,187
Other	—	841

Loss from operations	$23,345	$(7,167)

      Other Income (Expense). During the first six months of 2003, the Company recorded a $0.1 million gain on the disposal of a facility in Nepean, Ontario. There were no similar gains or losses during the first six months of 2004.

      Interest Income. Interest income was $0.4 million in the six months ended July 4, 2004, compared to $1.3 million in the six months ended June 27, 2003. The average cash balance in the first half of 2004 was lower than the same period in 2003. This coupled with a more conservative investment policy, resulted in less interest income in the six months ended July 2, 2004.

      Interest Expense. Interest expense was $55 thousand in the six months ended July 2, 2004, compared to $0.2 million in the six months ended June 27, 2003. Interest expense is primarily from discounted receivables with recourse at a bank and for interest on deferred compensation.

      Foreign Exchange Transaction Gains (Losses). Foreign exchange transaction losses were $0.6 million for the six months ended July 2, 2004, compared to a gain of $0.7 million in the six months ended June 27, 2003. These amounts arise, primarily, from the functional currency of a site differing from its local currency, transactions denominated in currencies other than local currency and unrealized gains (losses) on derivative contracts.

      Income Taxes. The effective tax rate for six months ended July 2, 2004 was 10% compared with nil for the same period in 2003. The tax rate for six months ended July 2, 2004 reflects the Company’s estimated annual effective tax rate and is driven by the jurisdictions where income is earned. The Company’s reported effective tax rate for six months ended July 2, 2004 differed from the expected Canadian federal statutory rate, primarily due to income being earned by the Company in a jurisdiction where the Company is in a recent cumulative loss position and previously provided a valuation allowance against deferred tax assets of that jurisdiction. The tax rate for six months ended June 27, 2003 includes the fact that the Company did not reflect any income tax benefit to offset the operating loss based on the continuing evaluation of deferred tax assets.

      Net Income (Loss). As a result of the foregoing factors, net income for the six months ended July 2, 2004 was $20.8 million, compared with net loss of $5.2 million in the same period in 2003.

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

Liquidity and Capital Resources

Cash Flows for Three Months Ended July 2, 2004 and June 27, 2003

      Cash flows provided by operating activities for the three months ended July 2, 2004 were $12.6 million, compared to $1.0 million during the same period in 2003. Net income, after adjustment for non-cash items, provided cash of $12.0 million in the second quarter of 2004. Increases in inventory, other current assets and decreases in current liabilities used $6.6 million, which was offset by decreases in accounts receivable which provided $7.2 million in cash. The decrease in receivables was mainly due to a reduction in the average time to collect and changes to shorten payment terms in one market. Net loss, after adjustment for non-cash items, used cash of $1.2 million in the three months ended June 27, 2003. Decreases in accounts receivable and other current assets used $1.9 million in cash in the same period in 2003. This was offset by decreases in inventories and an increase in current liabilities which provided $4.1 million.

      Cash flows used in investing activities were $52.9 million during the three months ended July 2, 2004, primarily from the MicroE acquisition of $54.7 million offset by net sales and maturities of short-term and long-term investments of $2.5 million in cash. Cash flows from investing activities used $12.8 million during the three months ended June 27, 2003, primarily from net maturities of $15.1 million of short-term and long-term investments offset by $9.6 million to acquire two businesses and $18.9 million to purchase two leased buildings.

      Cash flows provided by financing activities during the three months ended July 2, 2004 were $1.3 million from the issue of share capital, compared to $0.1 million for the same period in 2003.

Cash Flows for Six Months Ended July 2, 2004 and June 27, 2003

      Cash and cash equivalents totaled $53.2 million at July 2, 2004 compared to $64.0 million at December 31, 2003. In addition, the Company had $18.0 million in marketable short-term investments and $1.0 million in marketable long-term investments at July 2, 2004 compared to $39.6 million in marketable short-term investments and $3.1 million in marketable long-term investments at December 31, 2003. Also, included in long-term investments at July 2, 2004 and December 31, 2003 is a minority equity investment in a private United Kingdom company valued at $0.6 million and $0.6 million, respectively, that was purchased as part of the assets in the Spectron acquisition. As discussed in note 5 to the consolidated financial statements, at July 2, 2004 $5.0 million of short-term investments were pledged as collateral for the Fleet security agreement.

      Cash flows provided by operating activities for the six months ended July 2, 2004 were $19.1 million, compared to $0.1 million during the same period in 2003. Net income, after adjustment for non-cash items, provided cash of $22.2 million in the first half of 2004. Increases in accounts receivable, inventory, and other current assets used $13.6 million, which was offset by an increase in other current liabilities provided $10.5 million in cash. Net loss, after adjustment for non-cash items, generated cash of $0.1 million in the first six months of 2003. Increases in accounts receivable and other current assets used $5.4 million. The increase in receivables was due to slower collections resulting from a sales volume shift to Japan and Asia Pacific where historically, collections cycles are longer. This was offset by decreases in inventories and an increase in current liabilities providing $5.4 million.

      Cash flows used in investing activities were $32.1 million during the six months ended July 2, 2004, primarily from the acquisition of MicroE of $54.7 million. This was partially offset by net maturities of short-term and long-term investments which generated $23.7 million in cash. Cash flows from investing activities generated $1.5 million during the six months ended June 27, 2003, primarily from net maturities of $29.9 million of short-term and long-term investments offset by $9.6 million to acquire two businesses and $18.9 million to purchase two leased buildings.

      Cash flows provided by financing activities during the six months ended July 2, 2004 were $1.6 million from the issue of share capital, compared to $0.1 million for the same period in 2003.

Lines of Credit and Other Liquidity Matters

      There have been no significant changes in the Company’s lines of credit or other liquidity matters since December 31, 2003.

Acquisitions

      On April 12, 2004, the Company announced the signing of an Agreement and Plan of Merger (the “Merger Agreement”) dated as of April 12, 2004 by and among the Company, Motion Acquisition Corporation, a Delaware corporation and an indirect wholly owned subsidiary of the Company, and MicroE Systems Corp., a Delaware corporation (“MicroE”), providing for the acquisition of MicroE by the Company. This acquisition closed on May 14, 2004. The Company acquired all the shares of MicroE for a purchase price of US$54.7 million, net of cash acquired and including costs of transactions. MicroE, located in Natick, MA, is recognized as a technology leader in the design and manufacture of position encoders for precision motion control applications in data storage, semiconductor and electronics, industrial automation and medical markets.

      This acquisition is consistent with the Company’s stated strategy to expand its technology and product offerings complementary with its existing markets through both development and acquisition.

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

      We have a history of operating losses and may not be able to sustain or grow the current level of profitability. Beginning in the second half of 2003, we have generated profits from operations, but we had incurred operating losses on an annual basis from 1998 through 2003. For the year ended December 31, 2003, we incurred a net loss of $2.2 million. For the three and six months ended July 2, 2004, we had a net income of $11.8 million and $20.8 million. No assurances can be given that we will sustain or increase the level of profitability in the future and the market price of our common shares may decline as a result.

      Our inability to remain profitable may result in the loss of significant deferred tax assets. In determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets requires subjective judgment and analysis. While the Company believes it can recover the current deferred tax assets within the next three years, based on planned profits, our ability to recover deferred tax assets of $20.6 million at July 2, 2004 depends primarily upon the Company’s ability to generate future profits in the United States, Canada and United Kingdom tax jurisdictions. If actual results differ from our plans or we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by taking a charge to the Statement of Operations, which may have a material negative result on our operations.

      Our business depends significantly upon capital expenditures, including those by manufacturers in the semiconductor, electronics, machine tool and automotive industries, each of which are subject to cyclical fluctuations. The semiconductor and electronics, machine tool and automotive industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. The timing, length and severity of these cycles, and their impact on our business, are difficult to predict. For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products. The cyclical variations in these industries have the most pronounced effect on our Laser Systems segment, due in large measure to that segment’s historical focus on the semiconductor and electronics industries and the Company’s need to support and maintain a comparatively larger global infrastructure (and, therefore, lesser ability to reduce fixed costs) than in our other segments. Currently, we are in an upturn in the cycle and our margins, net sales, financial condition and results of operations have benefited. There is no assurance that we will continue to benefit in the future to the same extent as we have recently, or that we will not be materially adversely affected by future downturns or slowdowns in the semiconductor and electronics, machine tool and automotive industries that we serve.

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

      The steps we take to protect our intellectual property may not be adequate to prevent misappropriation or the development of competitive technologies or products by others that could harm our competitive position and materially adversely affect our results of operations. Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. As of July 2, 2004, we held 159 United States and 109 foreign patents; in addition, applications were pending for 72 United States and 126 foreign patents. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us.

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

      Our operations in foreign countries subject us to risks not faced by companies operating exclusively in the United States. In addition to operating in the United States, Canada, and the United Kingdom, we currently have sales and service offices in Germany, Japan, Korea, Taiwan and the People’s Republic of China. During 2003, we closed our offices in France, Italy, Hong Kong, Malaysia and the Philippines, but we may in the future expand into other international regions. During the three months ended July 2, 2004, approximately 49% of our revenue was derived from operations outside North America. International operations are an expanding part of our business.

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

      We may not be able to find suitable targets or consummate acquisitions in the future, and there can be no assurance that the acquisitions we have made and do in the future make will provide expected benefits. In the past twelve months, we have consummated four strategic acquisitions and intend in the future to continue to pursue other strategic acquisitions of businesses, technologies and products complementary to our own. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of management’s attention from our core businesses and risks associated with unanticipated problems or liabilities. No assurances can be given that management’s efforts in this regard will be sufficient, or that identified acquisition candidates will be receptive to our advances or, consistent with our acquisition strategy, accretive to earnings.

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

      If the political conditions in United States and globally do not improve or if the economic turnaround is not sustained, we may experience material adverse impacts on our business, operating results and financial condition. Our business is subject to the effects of general economic and political conditions globally. While there have been improvements in the economy since the second half of 2003, our revenues and operating results are subject to fluctuations from unfavorable economic conditions as well as uncertainties arising out of the threatened terrorist attacks on the United States, including the economic consequences of protracted military action or additional terrorist activities and associated political instability and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

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

      Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments and long-term investments. As described in note 8 to the consolidated financial statements, at July 2, 2004, the Company had $28.2 million invested in cash equivalents and $19.0 million invested in short-term and long-term investments. At December 31, 2003, the Company had $49.7 million invested in cash equivalents and $42.7 million invested in short-term and long-term investments. Due to the average maturities and the nature of the current investment portfolio, a one percent change in interest rates could have approximately a $0.5 million on our interest income on an annual basis. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

      Foreign Currency Risk. We have substantial sales and expenses and working capital in currencies other than U.S. dollars. As a result, we have exposure to foreign exchange fluctuations, which may be material. During the first half of 2004, the gross profit for the Laser segment has been negatively impacted by the strengthening of the British pound against the value of the U.S. dollar, as approximately half of the segment’s products are sold in U.S. dollars, while the vast majority of its costs are denominated in British pounds sterling. To reduce the Company’s exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. Additionally, we may utilize currency forwards, currency swaps and currency options to hedge exposure to foreign currencies. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. We do not currently use currency forwards or currency options for trading or speculative purposes. Short-term hedge contracts are recorded at fair value with changes in fair value recognized currently in income instead of included in accumulated other comprehensive income. Long-term hedge contracts continue to be accounted for under methods allowed by SFAS 133, and changes in their fair value are included in accumulated other comprehensive income. There were six short-term hedge contracts outstanding as of July 2, 2004. At July 2, 2004, the Company had one currency swap contract valued at $8.7 million U.S. dollars with an aggregate fair value loss of $1.3 million after-tax recorded in accumulated other comprehensive income and maturing in December 2005.

Item 4.	Controls and Procedures

      The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of effectiveness of disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the United States Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      See the description of legal proceedings in note 10 to the Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders

      On May 20, 2004, the Company held its annual and special meeting of shareholders. At the meeting, the shareholders elected as directors Richard B. Black (with 30,167,892 affirmative votes and 1,154,055 votes withheld), Paul F. Ferrari (with 30,432,596 affirmative votes and 889,351 votes withheld), Phillip A. Griffiths, Ph.D. (with 30,433,651 affirmative votes and 888,296 votes withheld), Byron O. Pond (with 30,433,121 affirmative votes and 888,826 votes withheld), Benjamin J. Virgilio (with 30,433,576 affirmative votes and 888,371 votes withheld), Charles D. Winston (with 30,428,757 affirmative votes and 893,190 votes withheld).

      The shareholders also approved the second restatement of the Company’s 1995 Stock Option Plan (“the Restated Plan”) to allow for the grant of incentive stock options, non-qualified stock options, restricted common shares and stock appreciation rights (the “Awards”) and an increase of 2,000,000 in the number of common shares for which Awards may be granted under the Restated Plan from 4,906,000 to 6,906,000 (with 20,144,450 shares voting for, 6,728,346 against, and 1,278,149 abstaining).

      The shareholders also ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004 (with 31,210,653 shares voting for, and 28,982 withheld).

Item 6.	Exhibits and Reports on Form 8-K

a) List of Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of April 12, 2004 by and among GSI Lumonics Inc., Motion Acquisition Corporation and MicroE Systems Corp.(*)
3.1	Articles of Continuance of the Registrant(**)
3.2	By-law No. 1 of the Registrant(**)
10.1	Second Restatement of GSI Lumonics Inc. 1995 Equity Incentive Plan(***)
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations — Canadian Supplement.

*	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on April 13, 2004.

**	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/ A filed on February 11, 1999.

***	Incorporated herein by reference to the registrant’s Schedule A of the Definitive Proxy Statement filed on April 23, 2004.

b) Reports on Form 8-K

•	Form 8-K dated April 13, 2004 — Item 5, Other Events

Disclosed, and included as an exhibit, a press release announcing the execution of an Agreement and Plan of Merger dated as of April 12, 2004 by and among the Company, Motion Acquisition Corporation, a Delaware corporation and an indirect wholly owned subsidiary of the Company, and MicroE, providing for the acquisition of MicroE by the Company.

•	Form 8-K dated April 14, 2004 — Item 12, Results of Operations and Financial Condition

Disclosed, and included as an exhibit, a press release announcing preliminary financial information for the Company’s fiscal quarter ended April 2, 2004.

•	Form 8-K dated April 29, 2004 — Item 12, Results of Operations and Financial Condition

Disclosed, and included as an exhibit, a press release announcing its financial position, results of operations and cash flows as of and for the fiscal quarter ended April 2, 2004.

•	Form 8-K dated May 17, 2004 — Item 5, Other Events and Item 7, Financial Statements and Exhibits

Disclosed, and included as an exhibit, a press release announcing the closing of the Company’s acquisition of MicroE Systems Corporation, for a purchase price of $55.0 million, excluding expenses.

•	Form 8-K dated June 8, 2004 — Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure

Disclosed, and included as an exhibit, written communication comprised of slides, which the Company posted to the “Investor News” section of its Internet website (accessible at http://www.gsilumonics.com/investors/) an updated investor presentation (slideshow) in Microsoft® PowerPoint® format. Additionally, beginning on June 8, 2004, officers of the Company will deliver to selected investors and analysts a series of presentations that will include written communication (comprised of this slideshow) which will be disseminated and provided in both written and oral form to the participants.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Lumonics Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI Lumonics Inc. (Registrant)

Name	Title	Date

/s/ CHARLES D. WINSTON Charles D. Winston	President and Chief Executive Officer (Principal Executive Officer)	August 11, 2004

/s/ THOMAS R. SWAIN Thomas R. Swain	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	August 11, 2004

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of April 12, 2004 by and among GSI Lumonics Inc., Motion Acquisition Corporation and MicroE Systems Corp.(*)
3.1	Articles of Continuance of the Registrant(**)
3.2	By-law No. 1 of the Registrant(**)
10.1	Second Restatement of GSI Lumonics Inc. 1995 Equity Incentive Plan(***)
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations — Canadian Supplement.

*	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on April 13, 2004.

**	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/ A filed on February 11, 1999.

***	Incorporated herein by reference to the registrant’s Schedule A of the Definitive Proxy Statement filed on April 23, 2004