Form 10-Q
period 2004-10-01
GSI LUMONICS INC
filed 2004-11-10
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2004

or

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

      As at October 29, 2004, there were 41,228,182 shares of the Registrant’s common stock, no par value, issued and outstanding.

GSI LUMONICS INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI LUMONICS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	October 1,	December 31,
	2004	2003

ASSETS
Current
Cash and cash equivalents (note 8)	$63,220	$64,035
Short-term investments (note 8)	10,974	39,562
Accounts receivable, less allowance of $3,313 (December 31, 2003 — $4,465)	63,191	53,040
Income taxes receivable	—	4,839
Inventories (note 3)	59,852	43,916
Deferred tax assets (note 11)	13,633	5,507
Other current assets	9,520	8,048

Total current assets	220,390	218,947
Property, plant and equipment, net of accumulated depreciation of $26,199 (December 31, 2003 — $22,305)	49,380	52,982
Deferred tax assets (note 11)	10,969	8,521
Other assets (note 3)	2,589	2,297
Long-term investments (note 8)	6,636	3,743
Intangible assets, net of amortization of $26,246 (December 31, 2003 — $21,924) (note 3)	52,082	23,985
Goodwill (note 2, 3)	31,094	—

	$373,140	$310,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$23,586	$18,218
Income taxes payable	754	—
Accrued compensation and benefits	13,056	7,424
Other accrued expenses (note 3)	22,126	18,451

Total current liabilities	59,522	44,093
Deferred compensation	2,151	2,162
Deferred tax liability (note 2, 11)	13,315	1,879
Other liability	28	—
Accrued minimum pension liability (note 12)	1,578	1,553

Total liabilities	76,594	49,687
Commitments and contingencies (note 10)
Stockholders’ equity (note 6)
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 41,215,471 (December 31, 2003 — 40,927,499)	307,482	305,512
Additional paid-in capital	2,714	2,800
Accumulated deficit	(10,564)	(43,440)
Accumulated other comprehensive loss	(3,086)	(4,084)

Total stockholders’ equity	296,546	260,788

	$373,140	$310,475

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	Three Months Ended		Nine Months Ended

	October 1,	September 26,	October 1,	September 26,
	2004	2003	2004	2003

Sales	$90,671	$44,881	$250,061	$130,682
Cost of goods sold	53,573	28,237	147,705	83,659

Gross profit	37,098	16,644	102,356	47,023
Operating expenses:
Research and development	6,562	3,123	17,323	9,955
Selling, general and administrative	15,627	11,195	43,639	36,234
Amortization of purchased intangibles	1,614	1,408	4,324	4,055
Acquired in-process research and development	—	—	430	—
Restructuring	—	264	—	2,451
Other	—	—	—	841

Total operating expenses	23,803	15,990	65,716	53,536
Income (loss) from operations	13,295	654	36,640	(6,513)
Other income	119	—	104	64
Interest income	253	293	643	1,601
Interest expense	(104)	—	(159)	(129)
Foreign exchange transaction (losses) gains	267	(75)	(339)	629

Income (loss) before income taxes	13,830	872	36,889	(4,348)
Income tax provision	1,707	322	4,013	322

Net income (loss)	$12,123	$550	$32,876	$(4,670)

Net income (loss) per common share:
Basic	$0.29	$0.01	$0.80	$(0.11)
Diluted	$0.29	$0.01	$0.78	$(0.11)
Weighted average common shares outstanding (000’s)	41,209	40,857	41,071	40,817
Weighted average common shares outstanding for diluted net income (loss) per common share (000’s)	42,084	41,343	42,159	40,817

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	Three Months Ended		Nine Months Ended

	October 1,	September 26,	October 1,	September 26,
	2004	2003	2004	2003

Cash flows from operating activities:
Net income (loss)	$12,123	$550	$32,876	$(4,670)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of assets	—	—	—	421
Loss on sale of investments	—	—	15	—
Translation gain on liquidation of subsidiary	(119)	—	(119)	—
Acquired in-process research and development	—	—	430	—
Depreciation and amortization	3,161	2,536	9,762	7,464
Unrealized (gain) loss on derivatives	—	166	—	179
Stock-based compensation	(205)	—	(86)	—
Deferred income taxes	(6,986)	—	(12,676)	—
Changes in current assets and liabilities:
Accounts receivable	(3,914)	988	(5,912)	(3,752)
Inventories	(2,969)	1,923	(13,865)	6,537
Other current assets	(740)	(336)	(1,461)	(1,029)
Accounts payable, accruals and taxes (receivable) payable	7,863	1,970	18,343	2,784

Cash provided by operating activities	8,214	7,797	27,307	7,934
Cash flows from investing activities:
Acquisitions of businesses	—	601	(54,744)	(8,952)
Purchase of leased buildings	—	—	—	(18,925)
Sale of assets	—	—	—	847
Other additions to property, plant and equipment	(520)	(910)	(1,386)	(1,814)
Proceeds from the sale and maturities of investments	10,119	20,562	73,224	162,890
Purchases of investments	(7,990)	(41,651)	(47,426)	(154,055)
(Increase) decrease in other assets	(27)	209	(180)	358

Cash (used in) provided by investing activities	1,582	(21,189)	(30,512)	(19,651)
Cash flows from financing activities:
Repayment of other long-term liability	(2)	—	(2)	—
Issue of share capital from the exercise of stock options and employee share purchase plan	332	393	1,969	507

Cash provided by financing activities	330	393	1,967	507
Effect of exchange rates on cash and cash equivalents	(98)	1,298	423	1,626

(Decrease) increase in cash and cash equivalents	10,028	(11,701)	(815)	(9,584)
Cash and cash equivalents, beginning of period	53,192	85,750	64,035	83,633

Cash and cash equivalents, end of period	$63,220	$74,049	$63,220	$74,049

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

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

Comparative Amounts

      Certain prior year amounts have been reclassified to conform to the current year presentation in the financial statements as of and for the quarter and nine months ended October 1, 2004. These reclassifications had no effect on the previously reported results of operations.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

was financed out of available cash and investments at hand. The purchase price, was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as noted below.

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

	Pro Forma Combined	Pro Forma Combined
	(Unaudited) for the	(Unaudited) for the
	Three Months Ended	Nine Months Ended
	September 26, 2003	September 26, 2003

Sales	$51,831	$150,710
Net loss	$951	$10,835
Net loss per common share: basic and diluted	$0.02	$(0.27)
Weighted average shares outstanding: basic	40,857	40,817
Weighted average shares outstanding: diluted	41,343	40,817

      On May 14, 2004, GSI Lumonics Inc. completed its acquisition of MicroE Systems Corporation, a Delaware corporation (MicroE). The acquisition was completed by means of a merger of Motion Acquisition Corporation, a Delaware corporation and an indirect wholly owned subsidiary of the Company, with and into MicroE, pursuant to an Agreement and Plan of Merger dated as of April 12, 2004. As a result of the merger, MicroE became an indirect wholly owned subsidiary of GSI Lumonics Inc.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

      The Company paid the former MicroE security holders $53.7 million in cash, which is net of cash acquired of $3.5 million in exchange for all of MicroE’s outstanding capital stock. The merger consideration and the terms of the merger were determined in arms-length negotiations between the parties. The Company paid the merger consideration from existing cash. The total purchase price, net of cash acquired and including estimated costs of the transaction of $1.0 million, is approximately $54.7 million. The Company completed the valuation of the fair value of the assets acquired or liabilities assumed, including the allocation of the purchase price in the third quarter of 2004, as noted below.

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

      The fair value of the assets acquired and liabilities assumed is less than the purchase price, resulting in goodwill. The acquisition of MicroE was structured in such a manner that the Company is not expected to receive any tax benefit from the amortization of intangibles. As such, in accordance with US GAAP, a deferred tax liability based on estimated tax rates has been established with a corresponding increase to goodwill. An estimated in-process research and development charge of approximately $0.4 million was recorded in the second quarter of 2004 for purchased in-process technology related to development projects that have not reached technological feasibility, have no alternative future use, and for which successful development is uncertain. The Company’s consolidated results of operations have included MicroE activity as of the closing date of May 14, 2004. The addition of MicroE’s products and technology will complement the

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Company’s existing portfolio of enabling precision motion component and subsystems. Pro forma results of operations, as if the purchase had occurred at the beginning of the fiscal period, are presented below.

		Pro Forma Combined
	Pro Forma Combined	(Unaudited) for the
	(Unaudited) For the	Nine Months Ended
	Three Months Ended
	September 26, 2003	October 1, 2004	September 26, 2003

Sales	$50,031	$260,623	$146,493
Net income (loss)	$329	$33,510	$(5,477)
Net income (loss) per common share:
Basic	$0.01	$0.82	$(0.13)
Net loss per common share: diluted	$0.01	$0.79	$(0.13)
Weighted average shares outstanding:
Basic	40,857	41,071	40,817
Weighted average shares outstanding:
Diluted	41,343	42,159	40,817

3.	Supplementary Balance Sheet Information

      The following tables provide details of selected balance sheet accounts.

Inventories

	October 1,	December 31,
	2004	2003

Raw materials	$22,393	$15,762
Work-in-process	14,851	10,057
Finished goods	18,793	14,127
Demo inventory	3,815	3,970

Total inventories	$59,852	$43,916

Intangible Assets

	October 1, 2004		December 31, 2003

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Patents and acquired technology	$58,465	$(24,675)	$37,725	$(21,451)
Customer relationships	13,994	(810)	5,442	—
Trademarks and trade names	5,869	(761)	2,742	(473)

Total cost	78,328	$(26,246)	45,909	$(21,924)

Accumulated amortization	(26,246)		(21,924)

Net intangible assets	$52,082		$23,985

Goodwill

      The Company accounts for goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Other Assets

	October 1,	December 31,
	2004	2003

Short term other assets:
Prepaid VAT and VAT receivable	$5,666	$2,880
Other prepaid expenses	2,436	2,991
Other current assets	1,418	2,177

Total	$9,520	$8,048

Long term other assets:
Deposits and other	$575	$386
Mortgage receivable	2,014	1,911

Total	$2,589	$2,297

Other Accrued Expenses

	October 1,	December 31,
	2004	2003

Accrued warranty	$5,679	$4,571
Deferred revenue	2,715	3,344
VAT payable	3,982	1,249
Accrued restructuring (note 9)	992	1,390
Unrealized loss on currency swap	1,106	1,466
Accrual for recourse receivable	—	1,306
Other	7,652	5,125

Total	$22,126	$18,451

Accrued Warranty

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 1,	September 26,	October 1,	September 26,
	2004	2003	2004	2003

Balance at the beginning of the period	$5,145	$3,354	$4,571	$3,383
Charged to costs of goods sold	2,154	1,125	5,346	2,870
Warranty accrual established as part of acquisition	—	—	299	415
Use of provision	(1,598)	(1,010)	(4,560)	(3,229)
Foreign currency exchange rate changes	(22)	109	23	139

Balance at the end of the period	$5,679	$3,578	$5,679	$3,578

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

Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Application of FIN 46 is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. The Company does not have any interests in special-purpose entities and therefore FIN 46 has no impact on its financial position or results of operations. For all other types of variable interest entities FIN 46 is required in financial statements for periods ending after March 15, 2004. The Company does not have any interests in other types of variable interest entities and therefore the adoption of this aspect of FIN 46 did not have any impact on its financial position or results of operations.

5.	Bank Indebtedness

      At October 1, 2004, the Company had no lines of credit but had two bank guarantees in British Pounds Sterling and Euros with National Westminster Bank (NatWest) and Deutsche Bank, respectively, for a total amount of available credit of $0.2 million versus guarantees of $0.2 million at December 31, 2003. NatWest provides a $0.1 million bank guarantee for letters of credit used for duty purposes in the United Kingdom. The Deutsche Bank guarantee of $0.1 million is for our Munich, Germany office lease. At December 31, 2003, the NatWest guarantee was $0.1 million and the Deutsche Bank guarantee was $0.1 million. At October 1, 2004 and December 31, 2003, pursuant to a $4.0 million security agreement between the Company and Fleet Bank N.A.(Fleet), long-term investments totaling $5.0 million had been pledged as collateral for the Fleet agreement to support a foreign currency swap contract.

6.	Stockholders’ Equity

Capital Stock

      The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During the nine months ended October 1, 2004 and September 26, 2003, 287,972 and 94,477, respectively, common shares were issued pursuant to exercised stock options and the employee share purchase plan for proceeds of approximately $2.0 million and $0.5 million, respectively.

Accumulated Other Comprehensive Loss

      The following table provides the details of accumulated other comprehensive loss at:

	October 1,	December 31,
	2004	2003

Unrealized (loss) on investments, net of tax of nil	$(4)	$—
Accumulated foreign currency translations	(1,504)	(2,531)
Accrued minimum pension liability, net of tax of nil	(1,578)	(1,553)

Total accumulated other comprehensive loss	$(3,086)	$(4,084)

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

      The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended

	October 1,	September 26,	October 1,	September 26,
	2004	2003	2004	2003

Net income (loss)	$12,123	$550	$32,876	$(4,670)
Other comprehensive income (loss)
Realized (gain) loss on cash flow hedging instruments, net of tax of nil	—	(3)	—	518
Unrealized gain (loss) on cash flow hedging instruments, net of tax of nil	—	—	—	3
Change in unrealized loss (gain) on investments, net of tax of nil	24	—	(4)	(312)
Change in accrued minimum pension liability, net of tax of nil	18	32	(24)	(157)
Foreign currency translation adjustments	(815)	185	1,026	2,516

Comprehensive income (loss)	$11,350	$764	$33,874	$(2,102)

Net income (loss) per common share

      Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For diluted net income (loss) per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method. As a result of the net loss for the nine months ended September 26, 2003, the effect of converting options and warrants was anti-dilutive.

      Common and common share equivalent disclosures are:

	Three Months Ended		Nine Months Ended

	October 1,	September 26,	October 1,	September 26,
	2004	2003	2004	2003

	(In thousands)		(In thousands)
Weighted average common shares outstanding	41,209	40,857	41,071	40,817
Dilutive potential common shares	875	486	1,088	—

Diluted common shares	42,084	41,343	42,159	40,817

      At October 1, 2004, the Company had options and warrants outstanding entitling holders to acquire up to 3,819,109 and 51,186 common shares, respectively. At September 26, 2003, the Company had options and warrants outstanding entitling holders to acquire up to 3,439,368 and 51,186 common shares, respectively.

Pro Forma Stock Based Compensation

      Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s net income and net income per share would have

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

been decreased and the net loss and net loss per share would have been increased to the pro forma amounts below.

	Three Months Ended		Nine Months Ended

	October 1,	September 26,	October 1,	September 26,
	2004	2003	2004	2003

Net income (loss):
As reported	$12,123	$550	$32,876	$(4,670)
Stock based compensation included in results of operations	(205)	—	(86)	—
Stock based compensation if fair value based method was applied	(1,942)	(725)	(3,022)	(1,998)

Pro forma	$9,976	$(175)	$29,768	$(6,668)
Basic net income (loss) per share:
As reported	$0.29	$0.01	$0.80	$(0.11)
Pro forma	$0.24	$—	$0.72	$(0.16)
Diluted income (loss) per share:
As reported	$0.29	$0.01	$0.78	$(0.11)
Pro forma	$0.24	$—	$0.71	$(0.16)

      The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	October 1,	September 26,
	2004	2003

Risk-free interest rate	1.00%	1.92%
Expected dividend yield	—	—
Expected life from date of grant	4.0 years	4.0 years
Expected volatility	64.5%	65%

7.	Related Party Transactions

      The Company recorded sales revenue from Sumitomo Heavy Industries Ltd., a significant shareholder of the Company, of $1.4 million in the three months ended October 1, 2004 and $1.0 million in the three months ended September 26, 2003 at amounts and terms approximately equivalent to third-party transactions. In the nine months ended October 1, 2004 and September 26, 2003, these revenues were $4.3 million and $3.3 million, respectively. Receivables from Sumitomo Heavy Industries Ltd. of $1.4 million and $1.3 million as at October 1, 2004 and December 31, 2003, respectively, are included in accounts receivable on the balance sheet.

      The Company has an agreement with V2Air LLC relating to the use of V2Air LLC’s aircraft for Company purposes. The Company’s President and Chief Executive Officer, Charles D. Winston owns V2Air LLC. Pursuant to the terms of the agreement, the Company is required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the three months ended October 1, 2004 and September 26, 2003, the Company reimbursed V2Air LLC $42 thousand and $39 thousand, respectively, under the terms of the agreement. During the nine months ended October 1, 2004, the Company reimbursed V2Air LLC $120 thousand under the terms of the agreement compared to $102 thousand for the nine months ended September 26, 2003.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

8.	Financial Instruments

Cash Equivalents, Short-term and Long-term Investments

      At October 1, 2004, the Company had $22.5 million invested in cash equivalents denominated in U.S. dollars with maturity dates of October 1, 2004. At December 31, 2003, the Company had $49.7 million invested in cash equivalents denominated in U.S. dollars with maturity dates between January 2, 2004 and March 4, 2004. Cash equivalents are stated at fair value.

      At October 1, 2004, the Company had $11.0 million in short-term investments and $6.0 million in long-term investments denominated in U.S. dollars with maturity dates between October 28, 2004 and December 31, 2005. Short-term and long-term investments are recorded at fair market value. At December 31, 2003 the Company had $39.6 million in short-term investments and $3.1 million in long-term investments in U.S. dollars with maturity dates between January 6, 2004 and November 23, 2004. As discussed in note 5 to the financial statements, $5.0 million of long-term investments are pledged as collateral for the Fleet pledge agreement at October 1, 2004. Also, included in long-term investments at October 1, 2004 and December 31, 2003 is a minority equity investment of a private United Kingdom company valued at $0.6 million and $0.6 million, respectively, that was purchased as part of the assets acquired in the Spectron asset acquisition.

Derivative Financial Instruments

      Effective January 1, 2003, the Company removed the designation of all short-term hedge contracts from their corresponding hedge relationships. Accordingly, such contracts are recorded at fair value with changes in fair value recognized currently in income starting January 1, 2003, instead of included in accumulated other comprehensive income. Although the Company now marks-to-market short-term hedge contracts to the statement of operations, the Company does not enter into hedging contracts for speculative purposes. Long-term hedge contracts continue to be accounted for under methods allowed by SFAS 133, and changes in their fair value are included in accumulated other comprehensive income. At October 1, 2004 there were six short-term hedge contracts outstanding with an aggregate fair value loss of $0.1 million recorded in foreign exchange gain/loss.

      At October 1, 2004 and December 31, 2003 the Company had one currency swap contract valued at $8.7 million U.S. dollars with an aggregate fair value loss of $1.1 million and $1.5 million, respectively, after-tax recorded in accumulated other comprehensive income and maturing in December 2005.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

      Cumulative cash payments of approximately $1.9 million and non-cash draw-downs of $0.7 million and reversal of expense of $0.1 million have been applied against the provisions taken in 2003, resulting in a remaining provision balance of $0.7 million as at October 1, 2004, for the accrual of the loss on the Munich excess office space under lease. There are no accruals remaining related to the 2003 restructuring actions to align the distribution and service groups.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

      As of December 31, 2003, the Company had $1.4 million remaining in the accruals related to all restructuring actions taken from 2000 through 2003. Specifically, $0.1 million of this amount related to an accrual for a facility in Nepean, Ontario originally recorded in 2001 for future contractual obligations under an operating lease, net of expected sublease revenue on a lease that the Company cannot terminate. This lease expires in January 2006. The remaining $1.3 million in accruals related to provisions for lease costs at our facility in Munich, Germany related primarily to future contractual obligations under operating leases, net of expected sublease revenue on a lease that expires in January 2013, which the Company cannot terminate. The Company had taken restructuring charges on this Munich facility in each of the years 2000 through 2003. During 2004, there was no additional restructuring expense or reversal of prior expense. The only activity in 2004 related to payments under the leases noted above. At October 1, 2004, the Company has $0.1 million remaining in accruals related to the facility in Nepean, Ontario and $0.9 million remaining in accruals related to the facility in Munich, Germany.

      The following table summarizes changes in the restructuring provision included in other accrued expenses on the balance sheet.

	Severance	Facilities	Total

	(In millions)
Provision at December 31, 2003	$—	$1.4	$1.4
Charges during the first nine months of 2004	—	—	—
Cash draw-downs during the first nine months of 2004	—	(0.4)	(0.4)

Provision at October 1, 2004	$—	$1.0	$1.0

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

Operating leases

      The Company leases certain equipment and facilities under operating lease agreements. Most of these lease agreements expire between 2004 and 2013. In the United Kingdom where longer leases are more common, the Company has leases that extend through 2106. The facility leases require the Company to pay real estate taxes and other operating costs.

Legal Proceedings and Disputes

      The Company’s French subsidiary is subject to a claim by a customer of the French subsidiary that a Laserdyne 890 system, which was delivered in 1999, had unresolved technical problems that resulted in the customer’s loss of revenue and profit, plus the costs to repair the machine. In May 2001, the Le Creusot commercial court determined that the Company had breached its obligations to the customer and that it should be liable for damages. An expert appointed by the Le Creusot commercial court had filed an initial report, which estimated the cost to repair the machine at approximately French Franc 0.8 million (or approximately US$0.2 million). In the third quarter of 2003, the Company was notified that the customer is

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

      In August 2003, the Company announced that it filed an action against Electro Scientific Industries, Inc. (ESI) of Portland, Oregon in the United States District Court for the Central District of California for patent infringement. The complaint alleges Electro Scientific is violating three GSI Lumonics’ patents: 6337462, 6181728 and 6573473. This patented technology is used in the Company’s laser systems for processing semiconductor devices. The Company seeks injunctive relief, an unspecified amount of damages, costs, and attorneys’ fees. On September 2, 2003, the Company filed a First Amended Complaint, which did not change the substantive allegations of patent infringement. By court order dated September 18, 2003, the case was transferred to the United States District Court for the Northern District of California. ESI filed its answer and counterclaim denying infringement and seeking a declaratory judgment that the patents are invalid. Pretrial discovery has recently begun. In May 2004, pursuant to an agreement between the Company and ESI, the court entered a stipulated dismissal of two of the asserted patents without prejudice: the 6181728 patent and the 6337462 patent. In August 2004, pursuant to an agreement between the Company and ESI, the court entered a stipulated dismissal of the last asserted patent, Patent No. 6573473 with prejudice. The Company made no payments nor received any payments as a result of the dismissal.

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

Recourse Receivables

      In Japan, where it is customary to do so, the Company discounts certain customer notes receivable at a bank with recourse. The Company’s maximum exposure was nil at October 1, 2004 and $1.3 million at December 31, 2003. The book value of the recourse receivables approximates fair value. Recourse receivables are included in accounts receivable on the balance sheet and the liability is included in accrued expenses.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

      Historically, we have not made any significant payments under such indemnifications. As at October 1, 2004, nil has been accrued in the consolidated balance sheet with respect to these indemnification undertakings.

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

      At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. The Company’s reported effective tax rate of 10.9% for the nine months ended October 1, 2004, differed from the

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

	Three Months	Nine Months
	Ended	Ended
	October 1, 2004	October 1, 2004

Components of the net periodic pension cost:
Service cost	$—	$—
Interest cost	256	769
Expected return on plan assets	(216)	(650)
Amortization of unrecognized gain (loss)	—	—
Recognized actuarial gain (loss)	—	—

Net periodic pension cost	$40	$119

      It is not practicable to provide the components of the net periodic pension cost for the three months or nine months ended September 26, 2003.

13.	Segment Information

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

Components Group

      In May 2004, the MicroE acquisition expanded the Company’s and the Component Group’s existing portfolio of enabling precision motion component and subsystems to include designing and manufacturing position encoders for precision motion control applications in data storage, semiconductor and electronics, industrial automation and medical markets. Additionally, with the acquisition of MicroE, the Company acquired a manufacturing facility in Natick, Massachusetts.

      The Components Group’s major markets are medical, semiconductor and electronics, light industrial, automotive, data storage and aerospace.

      There have been no other significant changes to the Company’s reportable operating segments since December 31, 2003. The Components operating segment, except as noted above, and the Company’s other operating segments are the same as those described in the Annual Report on Form 10-K.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Segments

      Information on reportable segments is as follows:

	Three Months Ended		Nine Months Ended

	October 1,	September 26,	October 1,	September 26,
	2004	2003	2004	2003

Sales:
Components Group	$42,060	$17,992	$117,270	$52,258
Laser Group	11,711	8,470	35,335	24,112
Laser Systems Group	40,879	19,987	111,246	56,902
Intersegment sales elimination	(3,979)	(1,568)	(13,790)	(2,590)

Total	$90,671	$44,881	$250,061	$130,682

Segment income (loss) from operations:
Components Group	$7,170	$3,450	$22,375	$11,916
Laser Group	698	507	1,793	118
Laser Systems Group	11,850	2,729	31,196	2,902

Total by segment	19,718	6,686	55,364	14,936
Unallocated amounts:
Corporate expenses	4,810	4,360	13,970	14,102
Amortization of purchased intangibles	1,613	1,408	4,324	4,055
Acquired in-process research and development	—	—	430	—
Restructuring and other	—	264	—	3,292

Income (loss) from operations	$13,295	$654	$36,640	$(6,513)

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

and deferred tax assets, are attributed to geographic areas in which Company assets reside. As of October 1, 2004 long-lived assets also included goodwill.

	Three Months Ended

	October 1, 2004		September 26, 2003

	Sales	% of Total	Sales	% of Total

	(In millions)		(In millions)
Revenues from external customers:
North America	$36.6	40%	$19.5	43%
Latin and South America	0.5	1	—	—
Europe	12.6	14	8.6	19
Japan	19.7	22	7.9	18
Asia-Pacific, other	21.3	23	8.9	20

Total	$90.7	100%	$44.9	100%

	Nine Months Ended

	October 1, 2004		September 26, 2003

	Sales	% of Total	Sales	% of Total

Revenues from external customers:
North America	$117.2	47%	$68.3	52%
Latin and South America	1.1	—	0.7	1
Europe	38.1	15	19.6	15
Japan	44.6	18	25.0	19
Asia-Pacific, other	49.1	20	17.1	13

Total	$250.1	100%	$130.7	100%

	As at

	October 1,	December 31,
	2004	2003

Long-lived assets:
United States	$92,282	$32,063
Canada	1,996	2,931
Europe	37,099	40,741
Japan	658	799
Asia-Pacific, other	521	433

Total	$132,556	$76,967

14.	Differences between United States and Canadian Generally Accepted Accounting Principles (GAAP)

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

      Under U.S. GAAP, the merger has been accounted for as a purchase transaction. The purchase price, based on the fair value of General Scanning shares purchased, is allocated in the consolidated financial statements to acquired net identifiable General Scanning assets. Property, plant and equipment and acquired intangible assets were recorded at their estimated fair values at the time of the 1999 acquisition and are being amortized over their useful life. The acquired technology established as part of this merger is fully amortized and the tradename intangible asset will be fully amortized in the first quarter of 2009.

(c) Accrued Minimum Pension Liability

      Under U.S. GAAP, if the accumulated benefit obligation exceeds the market value of plan assets, a minimum pension liability for the excess is recognized to the extent that the liability recorded in the balance sheet is less than the minimum liability. This additional liability is charged to comprehensive income. Canadian GAAP has no such requirement to record a minimum liability and does not apply the concept of comprehensive income.

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

(e) Accumulated Other Comprehensive Income (Loss) and Accumulated Foreign Currency Translation Adjustments

      U.S. GAAP requires the disclosure of comprehensive income which, for the Company, comprises net income under U.S. GAAP, changes in foreign currency translation amounts, unrealized gains or losses for the period less gains or losses realized during the period on “available-for-sale” securities, unrealized gains or losses for the period less gains or losses realized during the period on derivatives and the movement in the accrued minimum pension liability. The accumulation of these movements is recorded as a component of stockholders’ equity. The concept of comprehensive income is not applicable under Canadian GAAP and the only amount that is included as a component of stockholders’ equity is accumulated foreign currency translation adjustments.

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

Recent Accounting Pronouncements for Canadian GAAP

Stock Based Compensation and Change in Accounting Policy

      For Canadian GAAP, CICA Handbook section 3870, stock-based compensation and other stock-based payments was amended to require that equity instruments awarded to employees be measured at fair value and expensed, eliminating the provision to allow disclosure only. The transitional provisions include both retroactive and prospective alternatives. However, the prospective method is only available to companies that elect to apply the fair value based method for fiscal years beginning before January 1, 2004. The Company adopted this amendment effective January 1, 2004; the Company has restated its prior results under Canadian GAAP to reflect the fair value of stock based compensation. The effect of the restatement for the three months and nine months ended September 26, 2003 is an additional expense of $0.7 million and $2.0 million; respectively, as compared to the previously filed Canadian GAAP statements. Additionally, as of December 31, 2003 this restatement under Canadian GAAP has the effect of decreasing retained earnings by $2.7 million and increasing contributed surplus by $2.7 million. The effects of stock based compensation are included in the reconciliation of U.S. and Canadian GAAP in the table below.

Consolidation of Variable Interest Entities

      CICA has issued Accounting Guideline No. 15, Consolidation of Variable Interest Entities (“AcG-15”), which is substantially in line with FIN 46. AcG-15 sets out criteria for identifying variable interest entities (“VIEs”) and additional criteria for determining what entity, if any, should consolidate them. In general a VIE is an entity that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support activities. VIEs are evaluated for consolidation based on their variable interests, such as contractual, ownership or other interests that expose their holders to the risks and rewards of the VIE. AcG-15 is effective November 1, 2004. The Company does not have any interests in special-purpose entities or other types of variable interest entities and therefore AcG-15 has no impact on its financial position or results of operations.

Reconciliation of U.S. and Canadian GAAP

      The letter references in the two tables below refer to the letters describing the significant differences in the accounting between U.S. and Canadian GAAP above. The difference in retained earnings (accumulated

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

deficit) between U.S. and Canadian GAAP is an accumulation of all the differences in the results of operations from the merger date to the current time, plus the $40 million reduction of deficit noted in (f).

Net income (loss)

			For the Three Months Ended		For the Nine Months Ended

				Restated(d)		Restated(d)
			October 1,	September 26,	October 1,	September 26,
	Ref.		2004	2003	2004	2003

Net income (loss) — as reported in U.S. GAAP			$12,123	$550	$32,876	$(4,670)
Differences due to:
• Differences in depreciation and amortization resulting from different merger accounting methods	(b	)	7	1,612	765	4,659
• Stock compensation recorded under fair value method	(d	)	(1,942)	(725)	(3,021)	(1,998)
• Stock compensation recorded as a result of variable accounting	(d	)	(205)	—	(86)	—

Net income (loss) — Canadian GAAP			$9,983	$1,437	$30,534	$(2,009)

Net income (loss) per common share — basic — Canadian GAAP			$0.24	$0.04	$0.74	$(0.05)
Net income (loss) per common share — diluted — Canadian GAAP			$0.24	$0.03	$0.72	$(0.05)

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Selected balance sheet accounts where differences exist between U.S. and Canadian GAAP

					December 31, 2003
	October 1, 2004
								Restated(d)
	As			Canadian	As			Canadian
	Reported	Ref.	Amount	GAAP	Reported	Ref.	Amount	GAAP

Cash and cash equivalents	63,220	(a)	—	63,220	64,035	—	—	64,035
Short-term investments	10,974	(a)	—	10,974	39,562	—	—	39,562
Property, plant and equipment Cost	75,579	(b)	30,849	106,428	75,287	(b)	30,850	106,137
Accumulated depreciation	(26,199)	(b)	(30,849)	(57,048)	(22,305)	(b)	(30,740)	(53,045)

Property, plant and equipment, net	49,380	(b)	—	49,380	52,982	(b)	110	53,092

Long-term investments	6,636	(a)	—	6,636	3,743	—	—	3,743
Intangible assets, net of accumulated amortization	52,082	(b)	(472)	51,610	23,985	(b)	(1,357)	22,628
Accrued minimum pension liability	1,578	(c)	(1,578)	—	1,553	(c)	(1,553)	—
Shareholders’ equity common shares	307,482	(b),(f)	(67,310)	240,172	305,512	(b),(f)	(67,310)	238,202
Additional paid in capital (contributed surplus)	2,714	(d)	4,446	7,160	2,800	(d)	1,339	4,139
Retained earnings (accumulated deficit)	(10,564)	(b),(f)	48,264	37,700	(43,440)	(b),(d),(f)	50,606	7,166
Accumulated other comprehensive income (loss) (Accumulated foreign currency translation adjustments for Canadian GAAP)	(3,086)	(a),(c),(e)	15,698	12,612	(4,084)	(a),(c),(e)	15,671	11,587

Total shareholders’ equity	296,546		1,098	297,644	260,788		306	261,094

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Highlights for the Three Months Ended October 1, 2004

•	Sales for the quarter increased to $90.7 million from $84.5 million in the second quarter of 2004 and $44.9 million in the third quarter of 2003.

•	Net income for the quarter was $12.1 million, or $0.29 per diluted share, compared to a net income of $11.8 million, or $0.28 per diluted share, in the second quarter of 2004 and a $0.6 million net income, or $0.01 per share, in the third quarter of last year.

•	Bookings of orders were $67.2 million, net of adjustments of $6.2 million, in the third quarter of 2004 compared to $93.7 million in the second quarter of 2004 and $50.1 million in the third quarter of 2003. Included in bookings for the second quarter of 2004 is $8.5 million of backlog acquired from MicroE. Ending backlog was $77.7 million as compared with $101.1 million at the end of the second quarter of 2004 and $47.6 million at the end of the third quarter of last year.

•	Cash, cash equivalents, short-term investments and long-term marketable securities were $80.1 million (this includes $5.0 million pledged under a security agreement) at October 1, 2004.

Business Environment and Restructurings

      Several significant markets for our products had been in severe decline from 2000 through early 2003. Our sales of systems for semiconductor and electronics applications and precision optics for telecommunications declined significantly during that period. From 2000 through 2002, the Company faced a $215 million decline in revenues primarily as a result of the downturn in general economic conditions and divestitures of selected businesses, combined with our customers’ excess of manufacturing capacity and their customers’ excess inventories of semiconductor and electronic components. While in the process of streamlining the business to reduce fixed costs, the Company made decisions to divest product lines that were not strategic. This accounted for 43% of the decline in revenue from 2000 to 2002.

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

      As of December 31, 2003, the Company had $1.4 million remaining in the accruals related to all restructuring actions. Specifically, $0.1 million of this amount related to an accrual for a facility in Nepean,

Ontario originally recorded in 2001 for future contractual obligations under an operating lease, net of expected sublease revenue on a lease that the Company cannot terminate. This lease expires in January 2006. The remaining $1.3 million in accruals related to provisions for lease costs at our facility in Munich, Germany related primarily to future contractual obligations under operating leases, net of expected sublease revenue on a lease that expires in January 2013, which the Company cannot terminate. The Company had taken restructuring charges on this Munich facility in each of the years from 2000 through 2003. During 2004, there was no additional restructuring expense or reversal of prior expense. The only restructuring activity in 2004 related to payments under the leases noted above. At October 1, 2004, the Company has $0.1 million remaining in accruals related to the facility in Nepean, Ontario and $0.9 million remaining in accruals related to the facility in Munich, Germany.

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

Results of Operations

      The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended

	October 1,	September 26,
	2004	2003

Sales	100.0%	100.0%
Cost of goods sold	59.1	62.9

Gross profit	40.9	37.1
Operating expenses:
Research and development	7.2	7.0
Selling, general and administrative	17.2	24.9
Amortization of purchased intangibles	1.8	3.1
Restructuring	—	0.6

Total operating expenses	26.2	35.6

Income from operations	14.7	1.5
Other income	0.1	—
Interest income	0.3	0.6
Interest expense	(0.1)	—
Foreign exchange transaction (losses) gains	0.3	(0.2)

Income before income taxes	15.3	1.9
Income tax provision	(1.9)	(0.7)

Net income	13.4%	1.2%

Three Months Ended October 1, 2004 Compared to Three Months Ended September 26, 2003

      Sales by Segment. The following table sets forth sales in thousands of dollars by our business segments for the third quarter of 2004 and 2003.

	Three Months Ended

	October 1,	September 26,	Increase
	2004	2003	(Decrease)

Sales:
Components	$42,060	$17,992	$24,068
Laser Group	11,711	8,470	3,241
Laser Systems	40,879	19,987	20,892
Intersegment sales elimination	(3,979)	(1,568)	(2,411)

Total	$90,671	$44,881	$45,790

      Sales. Sales for the three months ended October 1, 2004 increased by $45.8 million, or 102%, compared to the quarter ended September 26, 2003. Sales for the third quarter of 2004 include $25.1 million generated from the Westwind acquisition completed in December 2003 and the MicroE acquisition completed in May 2004.

      Sales in the Components segment increased by $24.1 million, or 134%, for the third quarter of 2004 as compared to the same period in 2003. This increase was due to sales of $25.1 million from the Westwind and MicroE product lines. In addition there were decreased external sales in the traditional Components segment of $2.2 million which were partially offset by a higher volume of internal sales from the Components segment to the Laser Systems segment. Part of the decreased external sales resulted from an anticipated decline associated with end of life for a mature laser imaging product. We anticipate a continued decline in sales for this product line in the future.

      Sales in the Lasers segment in the third quarter of 2004 increased by $3.2 million, or 38%, over the third quarter last year. Sales increased by $1.6 million in the quarter from our Excimer, JK and Spectron product lines. Spectron was acquired in the second quarter of 2003. Increases in sales of lasers to our Laser Systems segment contributed approximately $1.3 million to the increase in sales. There were smaller increases and decreases in other product lines that comprised the remaining balance of the change in sales in the third quarter of 2004 compared to the third quarter of 2003.

      In the third quarter of 2004, sales in the Laser Systems segment increased by $20.9 million, or 104.5%, over sales in the same period last year. This increase was driven predominantly by the increased sales of equipment to support the rise in demand for Wafer Trim capacity. The Memory Repair line of products also increased over the same period last year. Together these comprised the majority of the balance or 75.2% of the increase in sales.

      Sales in our Corporate segment represent elimination of sales between our segments and is shown in the table above as intersegment sales elimination. There was a $2.4 million increase in sales between segments for the three months ended October 1, 2004 as compared to the same period last year. This was a result of increases in sales from our Components and Laser segments to our Laser Systems segment, which was in large part due to the increased volume of the Laser Systems business.

      Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America consisting of the United States and Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill-to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific for example, but the sales of our systems are billed and shipped to locations in the United States, although the equipment may eventually be installed in Asia-Pacific, for instance. These sales are therefore reflected in North America totals in the table below. In this and other similar instances, the sale is attributed to the geographic area of the bill-to customer’s location. The following table shows sales in millions of dollars to each geographic region for the third quarter of 2004 and 2003, respectively.

	Three Months Ended

	October 1, 2004		September 26, 2003

	Sales	% of Total	Sales	% of Total

	(In millions)		(In millions)
North America	$36.6	40%	$19.5	43%
Latin and South America	0.5	1	—	—
Europe	12.6	14	8.6	19
Japan	19.7	22	7.9	18
Asia-Pacific, other	21.3	23	8.9	20

Total	$90.7	100%	$44.9	100%

      Japan and Asia Pacific continue to be an area of growth and focus for all of our segments, especially our Laser Systems segment. The increase in sales in Europe in the third quarter of 2004 as compared to the same period in 2003 is mainly the result of sales generated from products acquired from the Westwind acquisition and sales from products in our Laser segment, which continues to see growth in this market.

      Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Order backlog at October 1, 2004 was $77.7 million compared to $47.6 million at September 26, 2003.

Gross Profit.

      Gross Profit by Segment. The following table sets forth gross profit in thousands of dollars by our business segments for the third quarter of 2004 and 2003. For 2003, the reclassification of service sales support and service management costs from cost of sales to selling, general and administrative expenses, which had been prepared on a consolidated level was attributed to particular segments for comparative purposes.

	Three Months Ended

	October 1,	September 26,
	2004	2003

Gross profit:
Components	$15,700	$6,387
Laser Group	3,696	3,129
Laser Systems	17,911	7,238
Intersegment sales elimination and other	(209)	(110)

Total	$37,098	$16,644

Gross profit %:
Components	37.3%	35.5%
Laser Group	31.6	36.9
Laser Systems	43.8	36.2
Intersegment sales elimination and other	5.3	7.0
Total	40.9%	37.1%

      Gross profit was 40.9% in the three months ended October 1, 2004 compared to 37.1% in the three months ended September 26, 2003. Gross profit percentage can be influenced by a number of factors including product mix, pricing, volume, third-party costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, and the reversal thereof, at any particular time.

      The gross profit for the Components business was 37.3% for the three months ended October 1, 2004 versus 35.5% in the same period last year. More favorable margins from the MicroE product line, coupled with lower margins from Westwind products and a heavier mix of lower margin internal sales contributed to the slight shift in gross profit for the three months ended October 1, 2004 over last year.

      For our Laser segment the gross profit percentage was 31.6% in the third quarter of 2004 compared to 36.9% in the third quarter of 2003. The gross profit for the Laser segment continued to be negatively impacted by the strengthening of the British Pound Sterling against the value of the U.S. dollar. The Company has adjusted the U.S. price lists in response to the increased exchange rate exposure. It is expected that the effect of these price adjustments on gross profit will be fully realized in the fourth quarter of 2004.

      The gross profit for Laser Systems is up significantly at 43.8% for the third quarter of 2004 as compared to 36.2% from the same period last year. The increase is predominantly a result of higher sales volume, firmer product pricing and cost reductions. For the three months ended October 1, 2004, the Company recorded a benefit of $0.4 million from selling inventory that had previously been written down. In the same period last year, an inventory charge of $0.1 million was taken. Reduced overhead as a result of last year’s restructuring and outsourcing programs were the other major drivers again this quarter to increase profitability.

      The Gross Profit of $0.2 million for the intersegment sales elimination and other for the third quarter of 2004 includes expenses associated with the variable incentive compensation program for which there were no similar charges in 2003.

      Research and Development Expenses. Research and development expenses for the three months ended October 1, 2004 were 7.2% of sales, or $6.6 million, compared with 7.0% of sales, or $3.1 million, in the three months ended September 26, 2003. Research and development expenses for the Components group at $3.0 million in the third quarter of 2004 increased $1.9 million from the same period in 2003. The majority or 91.5% of the increase is attributable to research and development expenses in the Westwind product lines that were acquired in late 2003 and the MicroE product lines acquired in May 2004. Decreases in personnel offset by increases in other research and development costs contributed to the remainder of the increase in spending in this area. Personnel cuts made at the end of the quarter are expected to partially decrease expenses in the fourth quarter of 2004, while the full benefit of the cost savings is expected to be realized in the first quarter of 2005. In the third quarter of 2004, research and development expenses for the Lasers segment were $1.0 million, which represents a $0.3 million increase from $0.7 million in the third quarter of 2003, primarily as a result of increased personnel costs and increased project spending. Research and development expenses in the Laser Systems segment were $2.3 million for the three months ended October 1, 2004, a $1.0 million increase from $1.3 million the same period last year, mainly as result of increased personnel costs and spending on new product development projects. The Corporate segment research and development expenses, at $0.3 million in the third quarter of 2004, increased by $0.3 million from $36 thousand for the same period last year primarily due to a charge in the current quarter for variable compensation expense which was not experienced in the same period last year.

      Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses were 17.2% of sales, or $15.6 million, in the three months ended October 1, 2004, compared with 24.9% of sales, or $11.2 million, in the three months ended September 26, 2003. SG&A expenses in the Components segment were $5.5 million for the third quarter of 2004 compared to $1.9 million in the third quarter of 2003, which was an increase of $3.6 million. The major factors for the increase was the additional SG&A expenses incurred as a result of the acquisitions of Westwind and MicroE and increases in personnel costs. SG&A expense in the Laser segment was $2.0 million in the third quarter of 2004 compared to $1.9 million in same period in the prior year, an increase of $0.1 million. In the Lasers Systems segment, SG&A expenses increased by $0.6 million from $3.2 million in the third quarter of 2003 to $3.8 million in the third quarter of 2004. This increase was mainly a result of increased personnel costs related to sales volume offset by decreases in facilities and depreciation costs over the same period in 2003. SG&A expenses in our Corporate group were $4.3 million in the third quarter of 2004 compared to $4.2 million in the same period last year, a slight increase of $0.1 million. The increase is primarily a result of incentive compensation expense and increased costs associated with Sarbanes-Oxley compliance offset by decreases in legal expenses. In the three months ended

September 26, 2003, there was $0.6 million of legal and other expenses related to a proposed reorganization of the Company as a United States domiciled corporation which was submitted to shareholders. There were no similar charges in the current period.

      Amortization of Purchased Intangibles. Amortization of purchased intangibles was $1.6 million, or 1.8% of sales, for the quarter ended October 1, 2004 primarily as a result of amortizing intangible assets from acquisitions. This compares to $1.4 million or 3.1% of sales for the same period in 2003. The $0.2 million increase in the third quarter of 2004 is mainly from the amortization of intangible assets acquired with both the Westwind acquisition in December 2003 and the MicroE acquisition in May 2004 which amounted to $1.2 million. This is partially offset by a $1.0 million savings related to the fully amortized General Scanning and Lumonics merger technology. The technology was fully amortized in the first quarter of 2004. For the third quarter of 2004, amortization from the MicroE acquisition was $0.8 million. The Company has stated that it is continuing to pursue potential investments in or acquisitions of complementary technologies and products, future amortization expense may increase depending on the nature of assets acquired in any potential acquisition.

      Restructuring. As described in note 9 to the consolidated financial statements, for the three months ended September 26, 2003 we recorded restructuring charges of $0.3 million. There were no restructuring charges recorded in the third quarter of 2004.

      Income (Loss) from Operations. The following table sets forth income (loss) from operations in millions of dollars by our business segments for the third quarter of 2004 and 2003.

	Three Months Ended

	October 1,	September 26,
	2004	2003

Segment income (loss) from operations:
Components	$7,170	$3,450
Laser Group	698	507
Laser Systems	11,850	2,729

Total by segment	19,718	6,686
Unallocated amounts:
Corporate expenses	4,810	4,360
Amortization of purchased intangibles	1,613	1,408
Acquired in-process research and development	—	—
Restructuring	—	264

Income (loss) from operations	$13,295	$654

      Interest Income. Interest income was $0.3 million in both the third quarter of 2004 and in the third quarter of 2003.

      Interest Expense. Interest expense was minimal, approximately $0.1 million, in the three months ended October 1, 2004 compared to nil in the three months ended September 26, 2003. During 2003 and 2004, the Company had no bank debt. Interest expense is primarily from interest on deferred compensation. In the three months ended October 1, 2004 interest expense also included interest on a tax settlement in a certain tax jurisdiction. In the same period in 2003, interest expense was also from discounting receivables with recourse at a bank.

      Foreign Exchange Transaction Gain (Losses). Foreign exchange transaction gains were approximately $0.3 million in the three months ended October 1, 2004 compared to a $0.1 million loss for the three months ended September 26, 2003. These amounts arise, primarily, from the functional currency of a site differing from its local currency, transactions denominated in currencies other than local currency and unrealized gains

(losses) on derivative contracts. During the third quarter of 2004 the Company recorded a gain of $0.1 million on the liquidation of a subsidiary.

      Income Taxes. The effective tax rate for the third quarter of 2004 was 12.3% compared with an effective tax rate of nil on loss before taxes for the year ended 2003 and 36.9% for the third quarter of 2003. The tax provision for the quarter reflects the Company’s estimated annual effective tax rate and is driven by the jurisdictions where the income is earned.

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

      Net Income (Loss). As a result of the foregoing factors, net income for the third quarter of 2004 was $12.1 million, compared to $0.6 million in the same period in 2003.

Results of Operations for the Nine Months Ended October 1, 2004 Compared to the Nine Months Ended September 26, 2003

      The following table sets forth items in the unaudited consolidated year-to-date statement of operations as a percentage of sales for the periods indicated:

	Nine Months Ended

	October 1,	September 26,
	2004	2003

Sales	100.0%	100.0%
Cost of goods sold	59.1	64.0

Gross profit	40.9	36.0
Operating expenses:
Research and development	6.9	7.6
Selling, general and administrative	17.5	27.8
Amortization of purchased intangibles	1.6	3.1
Acquired in-process research and development	0.2	—
Restructuring	—	1.9
Other	—	0.6

Total operating expenses	26.2	41.0

Income (loss) from operations	14.7	(5.0)
Other income (expense)	—	—
Interest income	0.3	1.2
Interest expense	(0.1)	(0.1)
Foreign exchange transaction (losses) gains	(0.1)	0.5

Loss before income taxes	14.8	(3.4)
Income tax provision	1.6	0.2

Net income (loss)	13.2%	(3.6)%

      The following table sets forth sales in thousands of dollars by our business segments for the nine months ended October 1, 2004 and September 26, 2003.

	Nine Months Ended

	October 1,	September 26,	Increase
	2004	2003	(Decrease)

Sales
Components	$117,270	$52,258	$65,012
Laser Group	35,335	24,112	11,223
Laser Systems	111,246	56,902	54,344
Intersegment sales elimination	(13,790)	(2,590)	(11,200)

Total	$250,061	$130,682	$119,379

      Sales. Sales for the nine months ended October 1, 2004 increased by $119.4 million or 91% compared to the nine months ended September 26, 2003. The sales increase for the nine months includes a $59.2 million increase generated from the Westwind product line acquired in December 2003 and the MicroE product line acquired in May 2004.

      Sales for our Components segment increased by $65.0 million, or 124%, for the first nine months of 2004 as compared to the same period in 2003, primarily due to sales resulting from the Westwind and MicroE acquisitions. Sales from these recent acquisitions represented 91% of the increase. Increased intersegment sales and sales from the encoder line acquired from DRC in May 2003 primarily accounted for the remaining increase over the same period last year. This is offset by the continued decline associated with end of life for a mature laser imaging product, as anticipated.

      Sales in our Lasers segment in the nine months ended October 1, 2004 increased by $11.2 million, or 46.6%, over the same period last year, mainly due to sales from the acquisition of the Spectron product line. Spectron accounted for $4.8 million of the increase. The remainder of the increase was mainly due to increased internal sales to Laser Systems. There were smaller increases and decreases in other product lines that comprised the balance of the change in sales in the first nine months of 2004 compared to the same period last year.

      In the first nine months of 2004, sales in our Laser Systems segment increased by approximately $54.3 million, or 95.5%, over sales in the same period last year primarily due to gains in Wafer Trim and Memory Repair. Together these accounted for 88.9% of the increase. Semiconductor Marker also contributed to the increase over the same period last year. These increases are mainly a result of broad market recovery and manufacturers increasing capacity.

      Sales in our Corporate segment represent the elimination of sales between segments. There was an $11.2 million increase in sales between segments for the nine months ended October 1, 2004 as compared to the same period last year. The increase is mainly a result of the increased volume in the Laser Systems business which in turn increased the intersegment sales from the Components and Lasers segments to the Laser Systems segment.

      Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America consisting of Canada and the United States; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific for example, but the sales of our systems are billed and shipped to locations in North America. These sales are therefore reflected in the North America totals in the table below. In this and other similar instances, the sale is attributed to the geographic area of the bill-to customer’s location. The following table shows sales

in millions of dollars to each geographic region for the nine months ended October 1, 2004 and September 26, 2003.

	Nine Months Ended

	October 1, 2004		September 26, 2003

	Sales	% of Total	Sales	% of Total

	(In millions)
North America	$117.2	47%	$68.3	52%
Latin and South America	1.1	—	0.7	1
Europe	38.1	15	19.6	15
Japan	44.6	18	25.0	19
Asia-Pacific, other	49.1	20	17.1	13

Total	$250.1	100%	$130.7	100%

Gross Profit.

      Gross Profit by Segment. The following table sets forth gross profit in thousands of dollars by our business segments for the nine months ended October 1, 2004 and September 26, 2003. For 2003, the reclassification of service sales support and service management costs from cost of sales to selling, general and administrative expenses, which had been prepared on a consolidated level was attributed to particular segments for comparative purposes.

	Nine Months Ended

	October 1,	September 26,
	2004	2003

Gross profit:
Components	$43,617	$20,786
Laser Group	10,732	8,153
Laser Systems	49,134	18,771
Intersegment sales elimination and other	(1,127)	(686)

Total	$102,356	$47,024

Gross profit %:
Components	37.2%	39.8%
Laser Group	30.4	33.8
Laser Systems	44.2	33.0
Intersegment sales elimination and other	8.2	26.5
Total	40.9%	36.0%

      Gross profit was 40.9% in the nine months ended October 1, 2004 compared to 36.0% in the nine months ended September 26, 2003. Gross profit percentage primarily increased due to increased sales volume. In the first nine months of 2004, the Company recorded a benefit of $1.6 million from selling inventory that had previously been written down. In the same period in 2003, the Company recorded inventory loss provisions of $1.3 million. The acquisition of MicroE and volume in the Spectron line of products also contributed to the increased gross profit percentage. Market recovery for certain other products comprised the balance of the increase. There are numerous factors that can influence gross profit percentage including product mix, pricing, volume, third-party costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, and the reversal thereof, at any particular time.

      The gross profit for the Components business was 37.2% for the nine months ended October 1, 2004 versus 39.8% in the same period last year. Lower margins from the Westwind and DRC product lines, which accounted for 43.3% of revenues for the nine months ended October 1, 2004, primarily contributed to the decline in gross profit over last year. The traditional Components segment margins were down due to increases in personnel costs, a combination of sales mix changes, relocation costs and other adjustments contributed to the decline in gross profit for the nine months ended October 1, 2004 over last year. Personnel cuts made at the end the quarter are expected to partially improve margins in the fourth quarter of 2004, while the full benefit of the cost savings is expected to be realized in the first quarter of 2005.

      For our Laser segment the gross profit percentage was 30.4% in the first nine months of 2004 compared to 33.8% in the first nine months of 2003. Gross profit for the Laser segment was negatively impacted by continued strengthening of the British Pound Sterling against the value of the U.S. dollar for the nine months ended October 1, 2004 over the same period in 2003. The Company has adjusted the U.S. price lists in response to the increased exchange rate exposure. It is expected that the effect of these price adjustments on gross profit will be fully realized in the fourth quarter of 2004.

      The gross profit for Laser Systems is up significantly at 44.2% for the first nine months of 2004 as compared to 33.0% from the same period last year. Sales volume accounted for the majority of the increase in gross profit over last year. For the nine months ended October 1, 2004, the Company recorded a benefit of $1.6 million from selling inventory that had previously been written down. In the same period last year, an inventory charge of $1.3 million was taken. Reduced overhead as a result of restructuring and outsourcing programs were the other major drivers that increased profitability.

      The Gross Profit of $1.1 million for the intersegment sales elimination and other for the first nine months of 2004 includes expenses associated with the variable incentive compensation program for which there were no similar charges in 2003.

      Research and Development Expenses. Research and development expenses for the nine months ended October 1, 2004 were 6.9% of sales, or $17.3 million, compared with 7.6% of sales, or $10.0 million, for the nine months ended September 26, 2003. Research and development expenses for the Components group at $6.9 million in the first nine months of 2004 were $3.8 million above the same period in 2003. In the first nine months of 2004, research and development expenses in our Lasers segment were $2.8 million, which was a $0.8 million increase from the first nine months of 2003. For our Laser Systems segment, research and development expenses were $6.8 million for the nine months ended October 1, 2004, a $2.3 million increase from the same period last year. In the Components group the increase in research and development is primarily due to the Westwind and MicroE product line acquisitions which is partially offset by decreases in personnel costs in the traditional components group. Personnel cuts made at the end of the quarter are expected to partially reduce expenses in the fourth quarter of 2004, while the full benefit of the cost savings is expected to be realized in the first quarter of 2005. Personnel related cost increases contributed to the increase in research and development in the Lasers group. The increase in the Laser Systems group is mainly a result of increased personnel costs and spending on new product development projects. The Corporate segment research and development expenses, at $0.8 million in the first nine months of 2004, increased by $0.4 million from the same period last year primarily due to charges in the first nine months of 2004 for variable compensation expense which was not experienced in the same period last year.

      Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses were 17.5% of sales, or $43.6 million, in the nine months ended October 1, 2004, compared with 27.7% of sales, or $36.2 million, in the nine months ended September 26, 2003. SG&A expenses in the Components segment were $14.3 million for the first nine months of 2004 compared to $5.7 million in the same period in 2003, which was an increase of $8.6 million. The increase was mainly the result of additional SG&A expenses incurred as a result of the acquisitions of Westwind and MicroE and increased personnel costs. SG&A expense in the Laser segment were $6.1 million for the nine months ended October 1, 2004 and $6.1 million for the same period in 2003. In the Lasers Systems segment, SG&A expenses decreased by $0.2 million from $11.4 million in the first nine months of 2003 to $11.2 million in the first nine months of 2004. This decrease was mainly a result of lower personnel and facility costs from the restructuring actions in 2003, plus decreased bad debt expense. SG&A expenses in our corporate group were $12.0 million in the nine months ended October 1, 2004 compared to $13.0 million in the same period last year, a decrease of $1.0 million. The decrease is primarily a result of lower legal expenses, related to the 2003 proposal to reorganize the Company as a United States domiciled corporation. This was partially offset by variable compensation expense and increased costs associated with Sarbanes-Oxley compliance in the first nine months of 2004.

      Amortization of Purchased Intangibles. Amortization of purchased intangibles was 1.7% of sales, or $4.3 million, for the nine months ended October 1, 2004 primarily as a result of amortizing intangible assets from acquisitions. This compares to $4.1 million, or 3.1% of sales, for the same period in 2003. The Westwind acquisition in December 2003 and the MicroE acquisition in May 2004 accounted for the increase which was partially offset by a $1.2 million savings related to the fully amortized General Scanning and Lumonics merger technology. That technology was fully amortized in the first quarter of 2004. For the nine months of 2004, amortization from the MicroE acquisition was $1.2 million. The amortization for intangible assets of MicroE is based on the fair value of assets acquired and liabilities assumed.

      Restructuring. As described in note 9 to the consolidated financial statements, for the nine months ended September 26, 2003 we recorded restructuring charges of $2.5 million. There were no restructuring charges recorded in the same period in 2004.

      Other. During the nine months ended October 1, 2004, the Company recorded a one-time charge of $0.4 million for in-process research and development in connection with the acquisition of MicroE. The in-process research and development from the MicroE acquisition is based on the valuation of assets acquired and liabilities assumed, which the Company completed in the third quarter of 2004. During the first nine months of 2003, the Company recorded a reserve of approximately $0.6 million on notes receivable from a litigation settlement initially recorded in 1998. The reserve was provided because of a default on the quarterly payment due in March 2003. The Company also took a $0.5 million write off against idle and obsolete fixed assets in the Laser Systems segment. Additionally, the Company recorded a benefit of approximately $0.2 million for royalties earned on a divested product line and earned as part of a litigation settlement agreement.

      Income (Loss) from Operations. The following table sets forth income (loss) from operations in millions of dollars by our business segments for the nine months ended October 1, 2004 and September 26, 2003.

	Nine Months Ended

	October 1,	September 26,
	2004	2003

Segment income (loss) from operations
Components	$22,375	$11,916
Laser Group	1,793	118
Laser Systems	31,196	2,902

Total by segment	55,364	14,936
Unallocated amounts:
Corporate expenses	13,970	14,102
Amortization of purchased intangibles	4,324	4,055
Acquired in-process research and development	—	430
Restructuring	—	2,451
Other	—	841

Income (loss) from operations	$36,640	$(6,513)

      Other Income (Expense). During the first nine months of 2003, the Company recorded a $0.1 million gain on the disposal of a facility in Nepean, Ontario. There were no similar gains or losses during the first nine months of 2004.

      Interest Income. Interest income was $0.7 million in the nine months ended October 1, 2004, compared to $1.6 million in the nine months ended September 26, 2003. The average cash balance in the first nine months of 2004 was lower than the same period in 2003. This coupled with a more conservative investment policy, resulted in less interest income in the nine months ended October 1, 2004.

      Interest Expense. Interest expense was $0.2 million in the nine months ended October 1, 2004, compared to $0.1 million in the nine months ended September 26, 2003. Interest expense is primarily from discounted receivables with recourse at a bank and for interest on deferred compensation.

      Foreign Exchange Transaction Gains (Losses). Foreign exchange transaction losses were $0.3 million for the nine months ended October 1, 2004, compared to a gain of $0.6 million in the nine months ended September 26, 2003. These amounts arise, primarily, from the functional currency of a site differing from its local currency, transactions denominated in currencies other than local currency and unrealized gains (losses) on derivative contracts.

      Income Taxes. The effective tax rate for nine months ended October 1, 2004 was 10.9% compared with nil for the same period in 2003. The tax rate for nine months ended October 1, 2004 reflects the Company’s estimated annual effective tax rate and is driven by the jurisdictions where income is earned. The acquisition of MicroE in May 2004 was structured in such a manner, that the Company is not expected to receive any tax benefit from the amortization of intangibles. As such, the Company recorded a deferred tax liability based on estimated tax rates with a corresponding increase to goodwill.

      The Company’s reported effective tax rate for the nine month ended October 1, 2004 differed from the expected Canadian federal statutory rate, primarily due to income being earned by the Company in a jurisdiction where the Company is in a recent cumulative loss position and previously provided a valuation allowance against deferred tax assets of that jurisdiction. We will continue to monitor the recoverability of our deferred tax asset on a periodic basis. The tax rate for nine months ended September 26, 2003 includes the fact that the Company did not reflect any income tax benefit to offset the operating loss based on the continuing evaluation of deferred tax assets.

      Net Income (Loss). As a result of the foregoing factors, net income for the nine months ended October 1, 2004 was $32.9 million, compared with net loss of $4.7 million in the same period in 2003.

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

Liquidity and Capital Resources

Cash Flows for Three Months Ended October 1, 2004 and September 26, 2003

      Cash flows provided by operating activities for the three months ended October 1, 2004 were $8.2 million, compared to $7.8 million during the same period in 2003. Net income, after adjustment for non-cash items, provided cash of $8.0 million in the third quarter of 2004. Increases in accounts receivable, inventory, and other current assets used $7.6 million and increases in current liabilities provided $7.9 million in cash. The increase in receivables was a result of the increase in sales in the quarter. Net income, after adjustment for non-cash items, provided cash of $3.3 million in the three months ended September 26, 2003. Decreases in accounts receivable and inventories provided $2.9 million in cash in the same period in 2003. This was partially offset by an increase in other current assets which used $0.3 million and an increase in current liabilities which provided $2.0 million.

      Cash flows provided by investing activities were $1.6 million during the three months ended October 1, 2004, primarily from the net maturities of short and long-term investments of $2.1 million offset by other long-term asset additions of $0.5 million. Cash flows from investing activities used $21.2 million during the three months ended September 26, 2003, primarily from the net purchases of short and long-term investments of $21.1 million.

      Cash flows provided by financing activities during the three months ended October 1, 2004 were $0.3 million primarily from the issue of share capital, compared to $0.4 million for the same period in 2003.

Cash Flows for Nine Months Ended October 1, 2004 and September 26, 2003

      Cash and cash equivalents totaled $63.2 million at October 1, 2004 compared to $64.0 million at December 31, 2003. In addition, the Company had $11.0 million in marketable short-term investments and $6.0 million in marketable long-term investments at October 1, 2004 compared to $39.6 million in marketable short-term investments and $3.1 million in marketable long-term investments at December 31, 2003. Also, included in long-term investments at October 1, 2004 and December 31, 2003 is a minority equity investment in a private United Kingdom company valued at $0.6 million and $0.6 million, respectively, that was purchased as part of the assets in the Spectron acquisition. As discussed in note 5 to the consolidated financial statements, at October 1, 2004 $5.0 million of short-term investments were pledged as collateral for the Fleet security agreement.

      Cash flows provided by operating activities for the nine months ended October 1, 2004 were $27.3 million, compared to $7.9 million during the same period in 2003. Net income, after adjustment for non-cash items, provided cash of $30.2 million in the first nine months of 2004. Increases in accounts receivable, inventory, and other current assets used $21.2 million, which was offset by an increase in other current liabilities providing $18.3 million in cash. The increase in receivables and inventory were a result of the increase in sales during the first nine months of 2004. Net loss, after adjustment for non-cash items, generated cash of $3.4 million in the first nine months of 2003. Increases in accounts receivable and other current assets used $4.8 million. This was offset by decreases in inventories and an increase in current liabilities providing $9.3 million in the first nine months of 2003.

      Cash flows used in investing activities were $30.5 million during the nine months ended October 1, 2004, primarily from the acquisition of MicroE of $54.7 million. This was partially offset by net maturities of short-term and long-term investments which generated $25.8 million in cash. Cash flows from investing activities used $19.7 million during the nine months ended September 26, 2003, primarily to acquire two businesses for $9.0 million and $18.9 million to purchase two leased buildings offset by net maturities of $8.8 million of short-term and long-term investments.

      Cash flows provided by financing activities during the nine months ended October 1, 2004 were $2.0 million primarily from the issue of share capital, compared to $0.5 million for the same period in 2003.

Lines of Credit and Other Liquidity Matters

      There have been no significant changes in the Company’s lines of credit or other liquidity matters since December 31, 2003.

Acquisitions

      On April 12, 2004, the Company announced the signing of an Agreement and Plan of Merger dated as of April 12, 2004 by and among the Company, Motion Acquisition Corporation, a Delaware corporation and an indirect wholly owned subsidiary of the Company, and MicroE Systems Corp., a Delaware corporation (“MicroE”), providing for the acquisition of MicroE by the Company. This acquisition closed on May 14, 2004. The Company acquired all the shares of MicroE for a purchase price of US$54.7 million, net of cash acquired and including costs of transactions. MicroE, located in Natick, MA, is recognized as a technology leader in the design and manufacture of position encoders for precision motion control applications in data storage, semiconductor and electronics, industrial automation and medical markets. This acquisition is consistent with the Company’s stated strategy to expand its technology and product offerings complementary with its existing markets through both development and acquisition.

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

      We have a history of operating losses and may not be able to sustain or grow the current level of profitability. Beginning in the second half of 2003, we have generated profits from operations, but we had incurred operating losses on an annual basis from 1998 through 2003. For the year ended December 31, 2003, we incurred a net loss of $2.2 million. For the three and nine months ended October 1, 2004, we had a net income of $12.1 million and $32.9 million. No assurances can be given that we will sustain or increase the level of profitability in the future and the market price of our common shares may decline as a result.

      Our inability to remain profitable may result in the loss of significant deferred tax assets. In determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets requires subjective judgment and analysis. While the Company believes it can recover the current deferred tax assets within the next three years, based on planned profits, our ability to recover deferred tax assets of $24.6 million at October 1, 2004 depends primarily upon the Company’s ability to generate future profits in the United States, Canada and United Kingdom tax jurisdictions. If actual results differ from our plans or we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by taking a charge to the Statement of Operations, which may have a material negative result on our operations.

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

      The steps we take to protect our intellectual property may not be adequate to prevent misappropriation or the development of competitive technologies or products by others that could harm our competitive position and materially adversely affect our results of operations. Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. As of October 2004, we held 168 United States and 114 foreign patents; in addition, applications were pending for 76 United States and 105 foreign patents. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us.

      Our success depends upon our ability to protect our intellectual property and to successfully defend against claims of infringement by third parties. From time to time we receive notices from third parties alleging infringement of such parties’ patent or other proprietary rights by our products. While these notices are common in the laser industry and we have in the past been able to develop non-infringing technology or license necessary patents or technology on commercially reasonable terms, there can be no assurance that we would in the future prevail in any litigation seeking damages or expenses from us or to enjoin us from selling our products on the basis of such alleged infringement, or that we would be able to develop any non-infringing technology or license any valid and infringed patents on commercially reasonable terms. In the event any third party made a valid claim against us or our customers for which a license was not available to us on commercially reasonable terms, we would be adversely affected. Our failure to avoid litigation for infringe-

ment or misappropriation of propriety rights of third parties or to protect our propriety technology could result in a loss of revenues and profits or that we are forced to settle with these other parties.

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

      Our operations in foreign countries subject us to risks not faced by companies operating exclusively in the United States. In addition to operating in the United States, Canada, and the United Kingdom, we currently have sales and service offices in Germany, Japan, Korea, Taiwan and the People’s Republic of China. During 2003, we closed our offices in France, Italy, Hong Kong, Malaysia and the Philippines, but we may in the future expand into other international regions. During the three months ended October 1, 2004, approximately 54.1% of our revenue was derived from operations outside North America. International operations are an expanding part of our business.

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

      Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments and long-term investments. As described in note 8 to the consolidated financial statements, at October 1, 2004, the Company had $22.5 million invested in cash equivalents and $16.9 million invested in short-term and long-term investments. At December 31, 2003, the Company had $49.7 million invested in cash equivalents and $42.7 million invested in short-term and long-term investments. Due to the average maturities and the nature of the current investment portfolio, a one percent change in interest rates could have approximately a $0.5 million effect on our interest income on an annual basis. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

      Foreign Currency Risk. We have substantial sales and expenses and working capital in currencies other than U.S. dollars. As a result, we have exposure to foreign exchange fluctuations, which may be material. During the first nine months of 2004, the gross profit for the Laser segment has been negatively impacted by the strengthening of the British Pound Sterling against the value of the U.S. dollar, as approximately half of the segment’s products are sold in U.S. dollars, while the vast majority of its costs are denominated in British Pounds Sterling. To reduce the Company’s exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. Additionally, we may utilize currency forwards, currency swaps and currency options to hedge exposure to foreign currencies. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. We do not currently use currency forwards or currency options for trading or speculative purposes. Short-term hedge contracts are recorded at fair value with changes in fair value recognized currently in income instead of included in accumulated other comprehensive income. Long-term hedge contracts continue to be accounted for under methods allowed by SFAS 133, and changes in their fair value are included in accumulated other comprehensive income. There were six short-term hedge contracts outstanding as of October 1, 2004. At October 1, 2004, the Company had one currency swap contract valued at $8.7 million U.S. dollars with an aggregate fair value loss of $1.1 million after-tax recorded in accumulated other comprehensive income and maturing in December 2005.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      See the description of legal proceedings in note 10 to the Consolidated Financial Statements.

Item 6.	Exhibits

a) List of Exhibits

Exhibit
Number	Description

3.1	Articles of Continuance of the Registrant(*)
3.2	By-law No. 1 of the Registrant(*)
10.1	Form of Stock Option Agreement for Executive Officers
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations — Canadian Supplement.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/ A filed on February 11, 1999.

Item 8.01.	Other Events

      Other independent auditors, Ernst & Young LLP (“E&Y”) recently notified the Audit Committee of our Board of Directors that certain non-audit services E&Y performed, in China, Singapore and Korea for public companies including GSI Lumonics Inc., have raised issues under the auditor independence rules.

      In Korea, E&Y performed tax return preparation services for certain subsidiaries of GSI Lumonics or their employees from 2000 through 2003. In Singapore, an affiliate of E&Y performed assistance with payroll and accounting records, secretarial and directorship services. In China, E&Y performed tax calculation and preparation services for GSI Lumonics Inc.’s employees (2 employees during 2001, 2003 and 2004 and 3 employees during 2002) and affiliates of E&Y made payment of the relevant taxes on behalf of the Company. E&Y China also provided certain bookkeeping services in connection with the handling of the employment tax payments during such period. The payment of those taxes involved handling of Company related funds, which is not permitted under SEC auditor independence rules. The fees paid by the Company to E&Y China for the services were approximately $6,000 in 2001, $10,700 in 2002, $9,600 in 2003 and $3,000 in 2004. These actions by affiliates of E&Y have been discontinued.

      The Audit Committee and E&Y have discussed E&Y’s independence with respect to the Company in light of the foregoing facts. E&Y has informed the Audit Committee that it does not believe that the holding and paying of these funds impaired E&Y’s independence with respect to the Company. The Company’s is unaware, and E&Y has informed the Audit Committee that it is unaware, of any similar instance in which E&Y has held custody of GSI Lumonics’s funds in a manner raising questions regarding E&Y’s independence.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Lumonics Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI Lumonics Inc. (Registrant)

Name	Title	Date

/s/ CHARLES D. WINSTON Charles D. Winston	President and Chief Executive Officer (Principal Executive Officer)	November 10, 2004

/s/ THOMAS R. SWAIN Thomas R. Swain	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	November 10, 2004

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Continuance of the Registrant(*)
3.2	By-law No. 1 of the Registrant(*)
10.1	Form of Stock Option Agreement for Executive Officers
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations — Canadian Supplement.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/ A filed on February 11, 1999.