Form 10-K
period 2004-12-31
GSI LUMONICS INC
filed 2005-03-16
CIK 1076930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, no par value

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO     ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant, based on the closing price of the common shares on The Nasdaq Stock Market on the last business day of the Registrant’s most recently completed second fiscal quarter (July 2, 2004) was approximately $589,486,883 (assumes officers, directors, and all shareholders beneficially owning 5% or more of the outstanding common shares are affiliates).

      There were approximately 41,462,105 of the Registrant’s common shares, no par value, issued and outstanding on February 28, 2005.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934).     YES ☑          NO ☐

Documents Incorporated by Reference.

      Portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders to be filed on or about April 28, 2005 are incorporated into Part III of this report.

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

Overview

      GSI Lumonics supplies precision motion components, lasers and laser-based advanced manufacturing systems to the global medical, semiconductor, electronics, aerospace and industrial markets.

Corporate History

      GSI Lumonics Inc., a New Brunswick corporation, is the product of a merger of equals between General Scanning, Inc. and Lumonics Inc. that was completed on March 22, 1999. Our shares trade on The Nasdaq Stock Market under the symbol GSLI and on the Toronto Stock Exchange under the symbol GSI. Immediately following the merger, the General Scanning shareholders and the Lumonics shareholders each, as a group, owned approximately half of the combined company’s common shares.

      General Scanning, Inc. was incorporated in 1968 in Massachusetts. In its early years, General Scanning developed, manufactured and sold components and subsystems for high-speed micro positioning of laser beams and medical printing. Starting in 1989, General Scanning began manufacturing complete laser-based advanced manufacturing systems for the semiconductor and electronics markets.

      Lumonics Inc., incorporated in 1970 under the laws of the Province of Ontario, Canada, initially produced lasers for scientific and research applications. By the 1980s, the Company was developing, manufacturing and selling laser-based, advanced manufacturing systems for electronics, semiconductor, and general industrial applications.

      From 1999 through 2003, we divested non-core businesses and products, developed an array of new products and consolidated facilities and operations with the purpose of redirecting our resources on our three major business segments: Components, Lasers, and Laser Systems. We manage the Company within these three major business segments. All of these segments share some common characteristics and incorporate similar core technologies and competencies. There are important distinguishing factors, however, such as products and services, distribution channels, customers, production processes and operational economics, that we believe require different perspectives. Beginning in 2003, we focused on our strategy of expanding our business of enabling technologies in niche markets. To this end we completed four acquisitions: the encoder division of Dynamic Research Corporation (“DRC”) in May 2003, the principal assets of Spectron Laser Systems Limited, a subsidiary of Lumenis Ltd (“Spectron”) in May 2003, Westwind Air Bearings Inc. and Westwind Air Bearings Limited (collectively “Westwind”) in December 2003, and MicroE Systems Corp. (“MicroE”) in May 2004.

Components Group

      The Company’s component products include technologies for precision motion and motion control focused in niche markets. The products are designed and manufactured at the Company’s facilities in Billerica and Natick, Massachusetts, Moorpark, California, Poole, England, and Suzhou, People’s Republic of China (“China” or “the PRC”), and a design facility in Lafayette, Colorado. The products are sold directly, or in some territories, through distributors, to original equipment manufacturers (“OEMs”) primarily. Products include optical scanners and subsystems for applications in materials processing, test and measurement, alignment, inspection, displays, imaging, graphics, vision, rapid prototyping, and medical use. The Components Group also manufactures printers for certain medical end products such as defibrillators, patient care monitors and cardiac pacemaker programmers, as well as optical subsystems used in medical imaging. We also manufacture precision optics for OEM customers in the aerospace and semiconductor industries. The encoder division of DRC, which was integrated into the Billerica manufacturing operations in 2003 supplies industrial feedback devices for motion control systems in both linear and rotary applications. The acquisition of Westwind in December 2003 expanded our capabilities to include designing, producing and selling high speed rotary motion components based on advanced air bearing technology. Principal markets include electronics, data storage, imaging and semiconductor. Westwind derives significant revenue from part sales and servicing product in its installed customer base. The acquisition of MicroE in May 2004 further enhanced our technology base with design and manufacturing capability for high precision motion control applications in data storage, electronics, test and measurement, semiconductor, industrial automation and medical markets. The business segment also has a precision optics business focused in the aerospace and industrial markets. Typical selling prices for Components products range from $200 to $10,000.

Laser Group

      The Company designs and manufactures a wide range of lasers at our Rugby, United Kingdom facility for sale to OEMs and systems integrators in specific market niches. Certain lasers are used in the Company’s laser systems. The Laser Group derives significant revenues from providing parts and technical support for lasers in its installed base at customer locations. Our lasers are used in high accuracy precision material processing applications (cutting, welding and drilling) in electronics, aerospace, medical, light industrial and automotive markets. Our lasers are sold worldwide directly in North America and the United Kingdom, and through distributors in Europe, Japan, Asia Pacific and China. Sumitomo Heavy Industries (a significant shareholder of the Company) is our distributor in Japan. Typical selling prices for our lasers range from $2,000 to $180,000. In addition to our continued development of our existing laser range, in May 2003 we acquired specific assets of Spectron Ltd., a United Kingdom company, which specializes in the manufacture and sale of low power diode pumped and lamp pumped lasers, which are predominantly used in marking applications. This acquisition was successfully incorporated into the existing operations of the Laser Group on the site in Rugby during the second and third quarters of 2003.

Laser Systems Group

      The Company’s laser systems, which are designed and manufactured at our Wilmington, Massachusetts facility, are sold both directly and through representatives and distributors, to end users, including semiconductor integrated device manufacturers and wafer processors, as well as electronic component and assembly manufacturers. The Laser Systems Group derives significant revenues from parts sales and service to its installed base. Specific applications include laser repair to improve yields in the production of dynamic random access memory chips (“DRAMs”); permanent identification marking of silicon wafers and individual dies for traceability and quality control; electronic circuit processing for linear and mixed signal devices and passive components; and inspection of solder paste and component placement on printed circuit boards (“PCBs”). Typical selling prices for such laser systems range from $150,000 to $1.5 million.

Industry Overview

      The use of precision motion components and lasers is growing for medical and industrial applications, as well as in semiconductor and electronics. Subject to market cycles, we expect expenditures for capital equipment incorporating our laser and precision motion technologies to increase as the result of the advantages offered over existing less precise technologies with respect to improved speed, accuracy, flexibility and smaller dimensions. The Company is focused on developing market niches where these are enabling technologies either by virtue of making possible production of devices, which would otherwise not be possible, or through significantly improving performance compared with other technologies. These include such applications as hermetically sealing implantable defibrillators and rechargeable batteries by micro welding stainless steel.

      Principal market drivers are expected to be:

•	the continuing development of medical devices, automotive components, consumer products, semiconductor, and electronic components that require new manufacturing technology;

•	the continued growth in consumer electronics, such as PDAs, mobile telephones, laptops, digital cameras, and flat panel displays;

•	the replacement of older, less flexible manufacturing tools;

•	advances in materials and process technology that are creating new opportunities for laser processing and high precision motion control as enabling technologies; and

•	expanded use of advanced manufacturing tools in developing countries, such as China.

      While not all inclusive, the Company’s strategy for applying enabling technologies in niche markets is summarized by examples in the following graphic:

	Industrial	Electronic	Medical	Semiconductor	Other

Position Control	Coordinate measure, Position Monitor	Test & measure, Robotics vision systems	Robotic surgery, DNA test cancer screen	Wire bond, Wafer handle, Cassette load	Microscopy, Printing, Surveillance

Motion Control	Factory automation, Machine control, Process control	Hard disk write, PCB drilling, Component place	Lab automation, Devices, Analytic instruments	Wafer fabrication, Wafer dice Test & repair	Navigation, Scientific

Scan Motion	Marking, Inspection	PCB circuits, Inspection	Ophthalmology, Medical Imaging	Wafer mark, Inspection	Printing, Detection Scientific

Rotary Motion	Coating, Machining	PCB drill/route, Media write		Ion implantation, Wafer dice, Wafer grind	Printing

Optics	Precision coatings			Super-fine flat, Optical coating	Navigation

Lasers	Fuel injector weld, Textile cut/mark, Plastics cut/mark	Package weld, Package mark, PCB mark	Defibrillator weld, Stent cut Pill mark/drill	Wafer mark, Package mark, Wafer dice	Diamond process, Aerospace Scientific

Systems		Circuits PCB inspection		Memory yield, Mixed signal, Wafer mark

Components Group

      The Components Group benefits from having a broad range of products, which are used in many diverse markets by a broad range of customers. This has enabled revenues for the Components Group to be the least cyclical of our three business segments. Specifically, scanning components and multi-axis scan subsystems are used in various materials processing and inspection applications by OEM’s in the medical, industrial and electronics markets. Our printer products service the critical care medical equipment market. Our precision optics products are used for specialized applications by OEMs in aerospace and semiconductor industries. Our encoders and motion control systems provide high performance feedback for precision motion control applications in data storage, semiconductor and electronics, industrial automation and medical markets. Our air bearing spindles are principally used by OEMs in the electronics, data storage, imaging, semiconductor and automotive markets.

      The Components business also benefits from lower operating costs for distribution and product support required by OEM customers, in comparison to our other business segments, which serve end-user markets. Market drivers vary from segment to segment but technical issues, availability and price are key drivers. We believe growth opportunities exist in all market segments, some from application development and some from the provision of ancillary devices.

Laser Group

      The laser market we serve is expanding in line with the growth of overall industrial capital equipment. Our broad range of customers reduces the cyclical impact of individual industry cycles. Major markets served include automotive components, electronics, aerospace, medical, light industrial and the general marking industry.

      Overall the total market for lasers is growing, however, growth rate varies according to laser type, end user industry and geography. Projections for growth range from single digit to mid-teens, dependant on the individual market segment. Our applications strength will continue to be increased to leverage growth niches. We have continued to invest in the development of our wide range of laser sources which allows us to respond rapidly to new market sector growth opportunities. Regionally we believe that we are well placed to identify and support expansion planning of our major customers in the markets served.

      During 2004, we increased our marketing activities in Asia-Pacific and China with a resultant increase in revenues from the region. We look to development of infrastructure in China as a source for continued sales growth for our laser products, and we will continue to focus on this region.

Laser Systems Group

      Our laser systems are sold exclusively into the semiconductor and electronic markets. The semiconductor and electronics industries are characterized by constantly changing technological demands to increase throughput, reduce device size and increase device complexity, performance, traceability and quality. Semiconductor and electronic devices are used in a variety of products including electronics, consumer products, personal computers, communications products, appliances and medical instruments.

      The semiconductor and electronics capital equipment markets have historically been subject to economic fluctuations in direct response to the demand for changing technology and added manufacturing capacity. This has typically led to significant short-term over or under capacity. The cyclicality is the biggest risk to our business. The most recent upturn, which began in 2003 and continued through 2004 saw semiconductor and electronics demand exceed the peak levels achieved during the previous up-cycle which ended in 2001. The most recent upturn was led by general economic conditions combined with our customers’ need for new manufacturing technology and a significant increase in manufacturing capacity. Historically, when the economy improves, excess inventories are consumed and excess capacity is absorbed, eventually leading to renewed orders for capital equipment.

      During the most recent business up-cycle, both the semiconductor and electronics industries experienced significant increases in demand for memory, mixed signal and power control integrated circuits. This led to a commensurate increase in 300mm wafer-based manufacturing capacity.

      Equipment had been procured for both technology changeover and increases in capacity. Demand for memory repair, wafer marking and die marking remained strong through 2004, fueled by increased DRAM consumption in consumer electronics, implementation of chip scale packaging particularly for the flat panel display market and the continued expansion of 300mm wafer fabrication facilities. Demand for wafer trimming and circuit trimming equipment was strong during the first three quarters, but slowed significantly during the fourth quarter as a result of over capacity developing in thick film resistor trimming, and a slowing in the demand for consumer electronic products such as cellular phones.

      Based on where the equipment is used in production for both semiconductor and electronics industry segments, our business was principally in Asia with the strongest concentration in Korea, Japan and Taiwan. We expect Asia to continue to represent the largest share of our business with the primary focus continuing to be Korea, Japan and Taiwan. However, we are also seeing new development in the People’s Republic of China as a result of the expansion in semiconductor manufacturing components manufacturing and PCB assembly.

Corporate Strategy

      We believe our product lines are complementary and share the same underlying core competencies. Broadly, our strategy is to take advantage of our expertise in precision control of laser power and micro-positioning, in optimizing laser/material interaction and in developing new lasers for high precision processing. Accordingly, the key elements of our overall corporate strategy include:

•	invest in precision motion and motion control components and laser-based technologies, products and capabilities which define GSI Lumonics as one of the leading companies in markets that offer profitable growth opportunities;

•	increase market penetration through expanded product offerings of the Components and Laser businesses;

•	explore opportunities in emerging and niche markets and industries that would benefit from our technology;

•	continue to develop new laser systems for our leading customers;

•	acquire complementary products and technologies; and

•	direct resources to support growth in Asia Pacific.

      In 2004, we benefited from a strong recovery in the semiconductor capital equipment market, expansion in Asia-Pacific, and the performance of our recent acquisitions. As a result, we were profitable for the full year.

Components Group

      In 2004, we focused on our recent acquisitions, as well as reviewing traditional product lines and markets to determine their synergies. Through our acquisition of Westwind Air Bearings, we have obtained a significant market position in the supply of air bearing spindles to PCB drilling system manufacturers. The acquisition of MicroE will provide product development and distribution synergies among technology and OEM customers. Our precision optics focus is on new opportunities in laser, scientific, and aerospace.

Laser Group

      We concentrated our product development and marketing activities into six selected market segments where the clear benefits of laser technology match with the segments’ attributes of process speed, consistency, flexibility and value added by the laser process. During 2004, we developed a number of new products, which will be progressively introduced to the markets we serve during 2005. These new products will offer competitive price and processing performance in current and emerging industrial markets. Our lasers produce high quality, repeatable cuts, welds, holes and specialist marks in products where laser processing is the key value-adding step in the manufacturing process.

      We work extensively with major customers to qualify our products into their production processes. Combining this with our service, technical and spare parts support ensures a longer-term business partnership with our customers.

Laser Systems Group

      We have installed M430 and M435 equipment at six major DRAM manufacturers. Significant to the platform, was the addition of 50kHz laser for high speed throughput improvement. We also introduced in December 2004, a new generation of wafer repair system known as the M450. This new technology is designed to extend the application range of laser repair in DRAM manufacturing to the 70 nanometers node and beyond. For 2004, one of our Asian memory repair customers represented more than 10% of divisional sales.

      For our WaferMark product line we introduced a new generation of 300 millimeter SECS GEM software (Semiconductor Equipment Communication Standard Generic Equipment Model) for advanced factory automation interface for wafer fabrication and integrated circuit manufacturing.

      Multiple CSP 200 systems are being used in production primarily for flat panel display devices. Marking of chip scale packages (“CSPs”) is critical for both manufacturing process traceability and product identification. We believe the use of CSPs, which are small (down to sub-1mm in size), packageless integrated circuit (“IC”) devices, in next-generation end-user products, such as smart phones and advanced PDAs, is expected to grow as functionality increases and product form factors shrink in size.

      The M310 WaferTrim system experienced very strong demand for three of the four quarters as a result of investments in capacity made by a US based customer, representing more than 10% of divisional sales.

      Released in late 2003, the LT2100 laser trimmer for hybrid thick film and thin film component substrates was installed at user sites worldwide. This next generation equipment enables processing of smaller devices with greater accuracy and speed.

Products and Services

      Our revenues in 2004 were derived from the following business segments, in millions of United States dollars:

Segment	Revenue

Components group	$152.7
Laser group	47.4
Laser Systems group	146.6
Intra-segment eliminations	(16.7)

Total	$330.0

Components Group

      Single and Multi-axis Optical Scanners. We produce optical scanners and scanner subsystems, which include optics, software and control systems. These are used by the Company in some of its laser systems and by our customers in a variety of applications including materials processing, test and measurement, alignment, inspection, displays, imaging, graphics, vision, rapid prototyping and medical applications such as dermatology and ophthalmology.

      Printer Products. We produce a variety of printing products, primarily for medical applications. These printers are used in end products such as defibrillators, patient care monitors and cardiac pacemaker programmers. They provide a permanent record of a patient’s condition during critical medical care.

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

      Precision Optical Components. Our specialty and precision optical capabilities are targeted at complex, tight tolerance optical components and subassemblies for aerospace and semiconductor. Unique product features include polishing to sub-angstrom tolerances and proprietary coating techniques.

      Encoders (DRC). We offer a wide variety of modular rotary kit, rotary shaft, hollow shaft, and diffractive linear kit encoders, including custom-designs. DRC encoders are used in aerospace, automotive, medical instrumentation, semiconductor processing, and factory automation applications.

      High Performance Encoders and Positioning Systems (MicroE): MicroE is a leading supplier of Servo Controlled Positioning systems to the hard disk drive industry worldwide. These systems are used to format the magnetic storage media found in all hard disk drives from desk top and mobile computers to high density enterprise server drives, and in the growing market for consumer electronics such as DVR’s, MP3 players and cell phones. MicroE also provides a wide range of optical encoders and supporting electronics which are used to provide position feedback for control applications throughout a wide variety of industries including chip manufacturing, electronic assembly, factory automation, robotics, medical devices, coordinate measuring machines (metrology), linear and rotary stages and aerospace guidance applications. These encoders are offered in a wide variety of programmable configurations and are able to measure motion down to sub-nanometer resolutions.

      Air Bearing Spindles. Our high speed precision spindles are marketed under the Westwind trade name. The major application is in the manufacture of mechanical drilling systems for the PCB industry. There is a robust after-market business in supplying the consumable elements (collets) of the PCB drilling systems, as well as refurbishment of high duty-cycle spindles. Other applications for specialty air bearings include optical inspection, imaging, wafer dicing, magnetic disk storage verification, and coatings.

Laser Group

      We manufacture lasers for the light automotive, electronics, aerospace, medical, light industrial and general marking markets for advanced manufacturing applications. Our lasers can be controlled and directed with precision and used in a wide spectrum of applications. Lasers lower production costs and offer fast solutions and flexibility on the production line. Our JK Series laser systems incorporate advanced solid-state laser technology to produce efficient, reliable, dependable and accurate production systems. These systems operate at uniform energy density, improve process efficiency and require less energy. These systems use our patented power supplies, allowing a wide range of applications, including drilling cooling holes in jet engine turbo fans. They also permit high speed, repetitive processing which maximizes production rates. Our JK Series can be readily linked with robotics systems to provide manufacturers with a flexible production tool.

      JK Series Continuous Wave Nd:YAG lasers. We produce a range of 400W-2000W average power continuous wave Nd:YAG lasers for welding, cutting, and drilling. Applications range from high speed welding of fuel injectors and sensors to cutting car and truck chassis members.

      JK Series Pulsed Nd:YAG lasers. We produce a range of pulsed Nd:YAG lasers for welding, cutting, and drilling in the 150W to 600W range. Applications include disc drives, cardiac pacemakers and mobile telephone batteries.

      SL Series Diode pumped and lamp pumped Nd:YAG lasers. We produce a range of lasers from 10mW to 400W in several configurations, primarily designed for incorporation into OEM marking equipment. These lasers derive from our Spectron acquisition and are available in continuous wave and pulsed variants.

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

      CO 2 Lasers for marking and coding. We produce a range of DC and pulsed CO 2 lasers for marking and high precision machining of non-metallic workpieces and a 200W high power pulsed CO 2 laser for large area ablative machining. The Spectron acquisition has also added a high power (220W) DC CO 2 product range, mainly used in the scientific markets as well as an increased range of CO 2 products at low powers.

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

      3D Mount Measurement Systems. Our surface mount measurement products are also used in the manufacture of printed circuit board assemblies. In the manufacture process, surface-mount solder, in paste form, is stenciled onto the circuit board with a screen printer, and components are then placed in their respective positions on the board by automated equipment. Our systems use our patented three-dimensional scanning laser data acquisition technology to inspect either solder paste depositions or component placement accuracy.

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

Customers

      We have a diverse group of customers that includes some of the largest global participants in their industries. Many of our customers participate in several market segments. In 2004, one customer in our Laser Systems segment, Maxim Integrated Products, Inc., accounted for 10.2%, or $33.8M, of our total sales. The next largest customer accounted for 5.6% of our total sales. Revenues from our top 25 customers totaled 49% of our revenue. During 2003, our largest customer accounted for 9.4% of our total sales and our top 25 customers accounted for 50% of our total sales. During 2002, our largest customer accounted for 8.5% of our total sales and our top 28 customers accounted for 50% of our total sales.

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

      Components are sold worldwide mostly through direct sales, as well as through distributors, primarily to OEMs. There are sales and service centers located in Massachusetts, California, UK, Germany, Switzerland, Taiwan, China, Singapore and Japan to support pre- and post-sales of our products. Because of the relatively small physical size of the products sold and fundamental nature of the products, the Components Group employs a factory direct strategy in support of its worldwide customer base and, generally, does not perform field repair of its products.

      Lasers are sold worldwide, either directly or through distributors to OEMs and both captive and merchant systems integrators in North America and the United Kingdom, and through distributors in Europe, Japan, Asia-Pacific and China. Sumitomo Heavy Industries Ltd. (a significant shareholder of the Company) is our distributor in Japan. Our worldwide network of integrators are also an active sales channel offering complete turn-key solutions to customers demanding single point responsibility. Significant revenues are derived from providing parts and technical support for lasers in our installed base.

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

Components Group

      In component markets, we compete primarily with Cambridge Technology, Inc., a unit of Excel Technology, in scanning components, and Scanlabs GmbH for scanning subsystems. Most of our competition for printer products comes from make/buy decisions by the medical OEMs. Competition in precision optics, and encoders is application specific and fragmented among numerous suppliers. For our air bearing spindles in the PCB drilling market, Westwind has significant market presence, but still faces competition from Mechatronics, Precise, Jevco and ABL (50% owned by Hitachi). In other markets for air bearing spindles, competition is application specific. Our competitive factors vary between products and markets, but the primary ones that affect the Components Group are price, technological features, quality and on-time delivery.

MicroE’s two main competitors worldwide are Renishaw and Heidenhain and they compete primarily on technology and performance. There is continual cost pressure from key OEMs in this industry, but purchase decisions are primarily made on performance and technical support. We believe that MicroE excels in both areas.

Laser Group

      In the laser markets, which we serve, we compete primarily with Trumpf-Haas, Rofin-Sinar, Coherent, Spectra Physics, LambdaPhysik, Unitek-Miyachi and Lasag. While there are numerous competitive factors that vary amongst product lines and markets, the competitive factors that our Laser Group faces are quality, variety, product performance, sales and service support, new products and costs.

Laser Systems Group

      In laser-based processing systems for the semiconductor and electronics markets, we compete primarily with companies such as NEC, Electro Scientific Industries, Hitachi, Shibaura, Rofin-Sinar, EO Technics, CyberOptics and Innolas. The main competitive factors that impact the Laser Systems Group are price, total cost of ownership and technical competency, but there are many other factors.

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

      We manufacture our components at facilities in Billerica and Natick, Massachusetts, Moorpark, California, Poole, United Kingdom, and Suzhou, China. Our lasers in Rugby, United Kingdom and laser systems in Wilmington, Massachusetts. Each of our manufacturing facilities has co-located manufacturing, manufacturing engineering, marketing and product design personnel. We believe that this organizational proximity greatly accelerates development and entry into production of new products and aids economical manufacturing. Most of our products are manufactured under ISO 9001 certification.

      We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile, or otherwise hazardous chemicals used on our premises. We believe we are in material compliance with these regulations and have obtained all necessary environmental permits to conduct our business.

Research and Development

      We continue to make a strong commitment to research and development for core technology programs directed at creating new products, product enhancements and new applications for existing products, as well as funding research into future market opportunities. Each of the markets we serve is generally characterized by rapid technological change and product innovation. We believe that continued timely development of new products and product enhancements to serve both existing and new markets is necessary to remain competitive. Our patents are critical to maintaining the advantages that we have made in research and development. To this end we hold 156 United States and 114 foreign patents; with applications pending for 62 United States and 104 foreign patents.

      We carry out our research and development activities at the manufacturing locations cited above. Vital to our continued success is the technology know-how, such as manufacturing processes and applications that we have in place at our various factories. We also maintain links with leading industrial, government and university research laboratories worldwide. We work closely with customers and institutions to determine areas to focus on for new development or extended applications of our technology. In 2004, we incurred $24.0 million of research and development expenses.

      We maintain significant expertise and continue to advance our capabilities in the core technologies listed below.

Components Group

      Single Axis and Multi-Axis Scanners: high precision servomechanisms, electronic amplifiers, controller software and motor technologies, typically associated with a broad spectrum of laser systems for medical, electronic and industrial applications.

      Light Processing Optics: design and manufacturing process capability for production of laser quality lenses, mirrors of high dynamic rigidity, high performance mirrors and lens coatings.

      Air Bearings: high precision, high speed air bearings and associated mechanical, optical and electrical components.

      Optical Encoders and Positioning Systems: Patented Optical technology, Servo Control Algorithms (IP), Digital signal processing and applications expertise in motion control sub-systems.

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

      Laser Power Supplies: We design and develop all of the power supplies necessary for our range of lasers, incorporating the latest advanced control features to enable precise laser beam power control.

      Laser Optics: We specify optical designs for use both intra-cavity and external cavity in our lasers.

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

Laser Group

      We design and assemble our lasers. Supply of our proprietary parts comes from both internal sources as well as a network of specialist, qualified suppliers predominantly located in North America and the United Kingdom. We purchase certain critical parts from single sources to ensure quality and consistency.

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

Patents and Intellectual Property

      Our intellectual property includes copyrights, patents, trademarks and tradenames involving proprietary software, technical know-how and expertise, designs, process techniques and inventions. As of February 2005, we held 156 United States and 114 foreign patents; in addition, applications were pending for 62 United States and 104 foreign patents. We have also obtained licenses under a number of patents in the United States and foreign countries and may require licenses under additional patents. There can be no assurance as to the degree of protection offered by these patents or as to the likelihood that patents will be issued for pending applications.

      We also rely on a combination of copyrights and trade secret laws and restrictions on access to protect our trade secrets and proprietary rights. We routinely enter into confidentiality agreements with our employees and consultants. There is a risk that these agreements will not provide meaningful protection of our proprietary information in the event of misappropriation or disclosure.

Human Resources

      At December 31, 2004, we had 1,175 employees in the following areas:

	Number of
	Employees	Percentage

Production and operations	648	55%
Customer service	85	7%
Sales, marketing and distribution	162	14%
Research and development	153	13%
Administration	127	11%

Total	1,175	100%

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

Item 2.	Properties

      The principal owned and leased properties of the Company and its subsidiaries are listed in the table below.

		Current	Approximate
Location	Principal Use	Segment	Square Feet	Owned/Leased

Facilities Used in Current Operations
Billerica, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales, Administrative and Corporate	1, 4	90,000 (two sites)	Leased; one expires in 2008 with two 5-year renewal options; one expires in 2006
Ottawa (Nepean), Ontario, Canada	Partially occupied by Marketing	4	24,000	Owned
Natick, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales and Administrative	1	34,000 (two sites)	Leased; one expires in 2006 and one expires in 2007
Moorpark, California, USA	Manufacturing, R&D, Marketing, Sales	1	49,000 (three sites)	Leased; all expire in 2005 with an option to renew for an additional 5-years
Poole, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administrative	1	91,000 (three sites)	1 unit owned; 2 units leased through 2106 and 2078, respectively
Rugby, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administrative	2	113,000	Owned; approximately 14% of the space is subleased through 2012 and 2013
Wilmington, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales and Administrative	3	78,000	Leased; expires in 2007 with two 5-year renewal options
Munich, Germany	Partially occupied Customer Support, Logistics, Sales and Applications Engineering	1, 2, 3	29,000	Leased; expires in 2013 with option to renew
Excess or Unoccupied Facilities
Farmington Hills, Michigan, USA	Partially occupied by Customer Support and Sales	2	56,000	Owned
Maple Grove, Minnesota, USA	Currently unoccupied	4	104,000	Owned
Ottawa (Nepean), Ontario, Canada	Fully subleased	N/A	10,000	Leased; expires in 2006

The facilities house the segments as indicated by the numbers below. Facilities are not dedicated to just one segment:

      1 — Components Group

      2 — Laser Group
      3 — Laser Systems Group
      4 — Corporate

      Additional research and development, sales, service and logistics sites are located in Colorado, California, Switzerland, Japan, Korea, Taiwan, Singapore and the People’s Republic of China. These additional offices are in leased facilities occupying approximately 25,000 square feet in the aggregate.

      On February 11, 2005 the Company leased the entire Farmington Hills, Michigan building to a third party. The lease is for 66 months beginning in 2005 with an option to renew for an additional 5 years. During fiscal 2003, we sold our former sites in Kanata, Ontario and one of our sites in Nepean, Ontario. We believe the productive capacity of the remaining facilities to be both suitable and adequate for the requirements of our business. The Company is in the process of trying to sell or sublease its excess facilities.

Item 3.	Legal Proceedings

      Information regarding legal proceedings are contained in note 11 in the Consolidated Financial Statements included in Part II, Item 8 of this Form  10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

      Our common shares, no par value, trade on The Nasdaq Stock Market under the symbol “GSLI” and on the Toronto Stock Exchange, effective July 2, 2004 under the symbol “GSI”. From September 29, 1995 until the 1999 merger between General Scanning, Inc. and Lumonics Inc., Lumonics Inc.’s common shares were traded on the Toronto Stock Exchange under the symbol “LUM”. Since the merger in 1999 until July 2, 2004, our common shares traded on the Toronto Stock Exchange under the symbol “LSI.”

      The following table sets forth, for the periods indicated, the high and low trading prices per share of our common shares as reported by The Nasdaq Stock Market in United States dollars and the Toronto Stock Exchange in Canadian dollars.

	Nasdaq Stock		Toronto Stock
	Market® Price		Exchange Price
	Range US$		Range Cdn$

	High	Low	High	Low

Fiscal year 2004:
First Quarter	$14.85	$11.83	$19.90	$15.50
Second Quarter	16.98	12.13	22.65	16.90
Third Quarter	15.70	9.90	22.20	12.65
Fourth Quarter	11.48	8.95	14.00	10.76
Fiscal year 2003:
First Quarter	$6.44	$3.80	$10.02	$5.70
Second Quarter	7.45	3.80	10.11	5.62
Third Quarter	10.50	6.48	14.38	8.88
Fourth Quarter	12.19	7.83	15.95	10.55

Holders

      As of the close of business on Monday, February 28, 2005, there were approximately 126 holders of record of our common shares. Since many of the common shares are registered in “nominee” or “street” names, we estimate that the total number of beneficial owners is considerably higher. We estimate that there are approximately 9,000 beneficial owners.

Dividends

      We have never paid cash dividends on our common shares. We currently intend to reinvest our earnings for use in our business and do not expect to pay cash dividends in the foreseeable future. Subject to the provisions of the Canada-United States Income Tax Convention, the Company would have to withhold 25% of any dividends paid or credited, or deemed to be paid or credited, by the Company on its common shares to a non Canadian resident. Under the terms of the Canada-United States Income Tax Convention, the withholding rate on dividends paid to a United States holder of common shares would be reduced to 15%; or if the United States holder is a corporation that owns 10% or more of our common shares, the rate would be reduced to 5%.

Securities Authorized for Issuance Under Equity Compensation Plans

      The information with respect to the Equity Compensation Plan required under this item is hereby incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about April 28, 2005.

Nasdaq Listing Requirement Exemption

      The Company is subject to the listing requirements of the Nasdaq National Market. Because it is a New Brunswick, Canada corporation, however, the Company has received an exemption from the quorum requirement for stockholder meetings contained in Rule 4350(f) of Nasdaq’s Marketplace rules, which ordinarily would require that a Nasdaq company provide for a quorum of not less than 33 1/3% of the outstanding shares of the company’s common stock. The Company’s by-laws only require a quorum of 20% of the outstanding shares, which is allowed under the laws of the New Brunswick, Canada. The Company operated under this exemption for the years ended December 31, 2004 and December 31, 2003.

Item 6.	Selected Financial Data

      The following selected consolidated financial data as of and for the five years ended December 31, 2004 are derived from our audited consolidated financial statements. This information should be read together with consolidated financial statements of GSI Lumonics Inc., including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data in this section is not intended to replace the consolidated financial statements.

      In 2003, certain costs were reclassified from research and development to selling, general and administrative, prior years comparative data have been updated to reflect the current classifications.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands except per share amounts)
Condensed Consolidated Statement of Operations:
Sales	$330,012	$185,561	$159,070	$247,904	$373,864
Gross profit	133,439	68,477	49,194	85,782	131,471
Operating expenses:
Research and development	23,975	13,822	19,724	24,902	33,621
Selling, general and administrative	57,256	49,025	56,203	74,547	87,769
Amortization of purchased intangibles	5,951	5,657	5,135	5,226	4,851
Acquired in-process research and development	390	—	—	—	—
Restructuring	573	3,228	6,448	2,930	10,141
Other	—	831	(1,021)	(148)	(2,945)

Income (loss) from operations	45,294	(4,086)	(37,295)	(21,675)	(1,966)
Other income (expense)	(308)	2,238	590	(797)	77,009

Income (loss) before income taxes	44,986	(1,848)	(36,705)	(22,472)	75,043
Income tax provision (benefit)	3,515	322	(8,981)	(7,774)	29,666

Net income (loss)	$41,471	$(2,170)	$(27,724)	$(14,698)	$45,377

Net income (loss) per common share:
Basic	$1.01	$(0.05)	$(0.68)	$(0.36)	$1.19
Diluted	$0.98	$(0.05)	$(0.68)	$(0.36)	$1.13
Weighted average common shares outstanding (000’s)	41,124	40,837	40,663	40,351	38,187
Weighted average common shares outstanding for diluted net income (loss) per common share (000’s)	42,125	40,837	40,663	40,351	40,000

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Working capital	$174,660	$174,854	$172,135	$224,787	$190,935
Total assets	386,164	313,707	297,088	336,687	434,949
Long-term liabilities, including current portion	23,607	5,594	6,004	4,736	8,524
Total stockholders’ equity	305,563	260,788	254,481	282,330	289,267

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Results of Operations. The following table sets forth items in the consolidated statement of operations as a percentage of sales for the periods indicated:

	Year Ended December 31,

	2004	2003	2002

Sales	100.0%	100.0%	100.0%
Cost of goods sold	59.6	63.1	69.1

Gross profit	40.4	36.9	30.9
Operating expenses:
Research and development	7.3	7.5	12.4
Selling, general and administrative	17.3	26.5	35.4
Amortization of purchased intangibles	1.8	3.0	3.2
Acquired in-process research and development	0.1	—	—
Restructuring	0.2	1.7	4.0
Other	—	0.4	(0.6)

Operating expenses	26.7	39.1	54.4

Income (loss) from operations	13.7	(2.2)	(23.5)
Other income (expense)	—	0.1	(0.3)
Interest income	0.3	1.0	1.7
Interest expense	—	(0.1)	(0.4)
Foreign exchange transaction (losses) gains	(0.3)	0.2	(0.5)

Income (loss) before income taxes	13.7	(1.0)	(23.0)
Income tax provision (benefit)	1.1	0.2	(5.6)

Net income (loss)	12.6%	(1.2)%	(17.4)%

Business Environment and Restructurings

      Several significant markets for our products had been in severe decline from 2000 through early 2003. Our sales of systems for semiconductor and electronics applications and precision optics for telecommunications declined significantly during that period. From 2000 through 2002, the Company faced a $215 million decline in revenues primarily as a result of the downturn in general economic conditions and divestitures of selected product lines, combined with our customers’ excess of manufacturing capacity and their customers’ excess inventories of semiconductor and electronic components. While in the process of streamlining the business to reduce fixed costs, the Company made decisions to divest product lines that were not strategic. This accounted for 43% of the decline in revenue from 2000 to 2002.

      In response to the business environment, we restructured our operations in an effort to bring costs in line with our long-term expectations for sales of systems for the semiconductor and telecommunications markets. Our emphasis was predominantly on consolidating operations at various locations and reducing overhead. The Company incurred restructuring charges in each of the years from 2000 to 2003 as it continued to reduce and consolidate operations around the world. The level of restructuring actions declined significantly in the latter half of 2003. No new restructuring actions have been initiated since the first half of 2003, although the Company incurred an additional restructuring charge in 2004 upon the evaluation of a previously recorded restructuring accrual.

      As of December 31, 2004, the Company has $1.6 million remaining in the accruals related to all restructuring actions. Specifically, $0.1 million of this amount relates to an accrual for the leased facility in Nepean, Ontario originally recorded in 2001 for future contractual obligations under an operating lease, net of expected sublease income on such lease that the Company cannot terminate. This lease expires in January 2006. The remaining $1.5 million in accruals relates to provisions for lease costs at our facility in Munich, Germany related primarily to future contractual obligations under operating leases, net of expected sublease income on a lease that expires in January 2013, which the Company cannot terminate. In the fourth quarter of 2004, the Company evaluated the market conditions associated with the Munich office lease and determined an additional $0.6 million in restructuring charges were necessary. The Company has taken restructuring charges on this Munich facility in each of the years from 2000 through 2004. The only other restructuring activity in 2004 related to payments under the leases noted above. At December 31, 2003, the Company had $0.1 million remaining in accruals related to the facility in Nepean, Ontario and $1.3 million remaining in accruals related to the facility in Munich, Germany.

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

      In addition to the restructuring activities, discussed above, on August 7, 2003, the Company announced to its employees its intention to consolidate and relocate its precision optics operations from the Nepean, Ontario location to its similar facility in Moorpark, California. In the third and fourth quarter of 2003, the Company recorded $0.5 million of costs, including severance, associated with this move. In the first half of 2004, the Company incurred an additional $0.3 million of costs associated with this move. These are included in cost of goods sold and operating expenses. The Company does not anticipate that it will incur any additional amounts related to this move.

2004 Compared to 2003

      Sales by Segment. The following table sets forth sales in millions of dollars by our business segments for 2004 and 2003.

	2004	2003	Increase
	Sales	Sales	(Decrease)

Components	$152.7	$73.8	$78.9
Laser Group	47.4	33.4	14.0
Laser Systems	146.6	82.7	63.9
Intersegment sales eliminations	(16.7)	(4.3)	(12.4)

Total	$330.0	$185.6	$144.4

      Sales. Sales for 2004 increased by $144.4 million or 78% compared to 2003. Sales for 2004 include $78.6 million generated from the acquisitions of Westwind in December 2003 and MicroE in May 2004. The increase in sales is primarily a result of the gradual economic recovery that began in the latter part of 2003 and continued through most of 2004. Sales in all our business segments showed improvement over the prior year, after the impact of acquisitions. Visibility for future sales projections continues to be limited and we remain cautious.

      Sales in the Components segment increased in 2004 by $78.9 million, or 107%, compared to 2003. The sales increase was primarily as a result of sales generated from recent acquisitions. Westwind product lines, acquired in December 2003 contributed $56.2 million or 71% of the increase and sales from the MicroE product lines, acquired in May 2004 contributed $19.9 million or 25% of the overall increase in the Components segment sales for 2004. Laser imaging sales continued to decline in 2004 as anticipated. This mature product is nearing the end of its life and will continue to decline in the future. The rest of the product lines experienced smaller increases and decreases which contributed to the rest of the overall increase in sales from 2004 as compared to 2003.

      Sales in the Laser segment increased by $14.0 million, or 42%, above 2003 results. Sales increased $9.1 million from our major product lines (Spectron, JK series, Sigma, Excimer and Impact laser) which was partially offset by declining sales of approximately $1.1 million in our AM series, Laser mark and LX series of products in 2004, as expected. Spectron contributed $5.0 million to the increase. Increases in sales of lasers, particularly Sigma Lasers to our Laser Systems segment contributed approximately $6.0 million to the overall increase in sales.

      The sales of Laser Systems improved markedly with a $63.9 million, or 77%, increase from 2003. It was a record year in sales for the Laser Systems business. Trim and test accounted for approximately $32.4 million or 51% of the increase and memory repair accounted for approximately $22.1 million or 35% of the increase in the Laser Systems total sales over 2003. Worldwide semiconductor and electronics market demand exceeded our expectations. The semiconductor marker product line comprised the majority of the remaining balance of the increase ($9.5 million or 15%) with the rest of the product lines contributing smaller increases and decreases in sales for 2004 as compared to 2003.

      Sales in our Corporate segment primarily represents the elimination of sales between our segments and is shown in the table above as intersegment sales elimination. There was a $12.4 million increase in sales between segments for 2004 as compared to 2003. This was a result of increased sales from our Components and Laser segments to our Laser Systems segment. This increase was in large part due to the increased volume of the Laser Systems business during 2004.

      Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America consisting of the United States and Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill-to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific for example, but the sales of our systems are billed and shipped to locations in the United States, although the equipment may eventually be installed in Asia-Pacific, for instance. These sales are therefore reflected in the North America totals in the table below. In this example and other similar instances, the sale is attributed to the geographic area of the bill-to customer’s location. The following table shows sales in millions of dollars to each geographic region for 2004 and 2003.

	2004		2003

	Sales	% of Total	Sales	% of Total

North America	$139.1	43%	$93.4	50%
Latin and South America	1.4	—	1.1	1
Europe	53.2	16	27.4	15
Japan	76.0	23	36.1	19
Asia-Pacific, other	60.3	18	27.6	15

Total	$330.0	100%	$185.6	100%

      Japan and Asia Pacific continued to be an area of growth and focus for all of our segments in 2004. Continued increase in demand for our Laser Systems products primarily led this increase in sales activity from Asia Pacific and Japan. The acquisitions of Westwind and MicroE also contributed to the increase in sales from Asia Pacific and Japan. 52% of Westwind’s sales were generated from Asia and Japan. In addition, 60% of the sales from MicroE’s products were generated from Asia Pacific. The increase in sales in Europe was mainly the result of sales from products acquired from the Westwind acquisition and Spectron, which have a strong installed base in Europe.

      Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Backlog was $61.3 million at December 31, 2004, compared $78.6 million at December 31, 2003.

Gross Profit

      Gross Profit by Segment. The following table sets forth gross profit in thousands of dollars by our business segments for 2004 and 2003. For 2003, the reclassification of service sales support and service management costs for cost of sales to selling, general and administrative expenses, which had been prepared on a consolidated level was attributed to particular segments for comparative purposes.

	Year Ended
	December 31,

	2004	2003

Gross profit:
Components	$56,179	$28,105
Laser Group	14,383	12,266
Laser Systems	64,294	28,863
Intersegment sales elimination and other	(1,417)	(757)

Total	$133,439	$68,477

Gross profit %:
Components	36.8%	38.1%
Laser Group	30.4	36.7
Laser Systems	43.9	34.9
Intersegment sales elimination and other	8.5	17.6
Total	40.4%	36.9%

      Gross profit was 40.4% in the year ended December 31, 2004 compared to 36.9% in the same period in 2003. Gross profit percentage can be influenced by a number of factors including product mix, pricing, volume, third-party costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, and the reversal thereof, at any particular time. In 2004, increased demand for Laser System products drove the improvement in the margin from 2003.

      The gross profit for the Components business was 36.8% for 2004 versus 38.1% in 2003. More favorable margins from the MicroE product line and a heavier mix of lower margin internal sales contributed to the shift in gross profit for 2004. Also during 2004 the margin benefited 0.36 points or $0.6 million from an adjustment to reconcile goods received but not yet invoiced account. There were no similar adjustments in 2003.

      For our Laser segment the gross profit percentage was 30.4% in 2004 compared to 36.7% in 2003. The decrease in the margin from 2003 is primarily due to unfavorable currency impacts during 2004 and from an inventory benefit in 2003 which did not repeat in the current year. Currency impact accounted for approximately 3.1 percentage points of margin. The majority of Laser segment sales are denominated in US dollars, which has continued to weaken during 2004, while the majority of the business costs are denominated in British Pound Sterling. The Company has responded to the changes in currency fluctuations by adjusting the U.S. price lists and will continue to monitor currency impacts in the future. The prior year margins benefited from sales of inventory that had been previously written down ($1.2 million), causing the margin to be much higher than normal or 3.7 points better.

      The gross profit for Laser Systems is up significantly at 43.9% for 2004 as compared to 34.9% from 2003. The increase is predominantly a result of higher sales volume and cost reductions. Sales volume and mix of products sold contributed 5.7 percentage points to the increase in gross margin over 2003. During 2004, the

Company recorded benefits totaling approximately $2.7 million from selling inventory that had previously been written down. In 2003, inventory charges of approximately $1.3 million were taken and no corresponding charges were taken in 2004. Such benefits and lack of inventory charges in 2004 (which, in the aggregate created a decrease of $4.0 million) contributed 1.3 percentage points to the increase in gross margin. Reduced headcount and overhead as a result of last year’s restructuring and outsourcing programs were the other major drivers that helped to increase profitability in 2004. There were smaller increases and decreases in other costs of good sold that contributed to the improved margins in 2004.

      Gross Profit of $1.4 million for the intersegment sales elimination and other for 2004 includes expenses associated with the variable incentive compensation program for which there were no similar charges in 2003 offset by increased volume in intersegment sales.

      Research and Development Expenses. Research and Development (R&D) expenses for 2004 were $24.0 million or 7.3% of sales compared to $13.8 million or 7.5% of sales in 2003, an increase of $10.2 million. In the Components segment, R&D expenses increased $5.2 million from $4.5 million in 2003 to $9.7 million in 2004. The increase is primarily a result of our recent acquisitions, Westwind in December 2003 and MicroE in May 2004. Together their R&D spending accounted for 91% or $4.8 million of this increase over 2003. The remainder of the increase or $0.4 million relates to various increases in other spending in this area.

      The R&D expenses in the Lasers segment were $4.0 million in 2004, an increase of $1.2 million or 43% from $2.8 million in 2003. The increase is primarily a result of increased personnel costs and increased project spending in 2004 over 2003. We expect the increase in project spending to continue in 2005 as the Company continues to focus on key potential growth areas.

      In the Lasers Systems segment, R&D expenses increased by $3.3 million from $6.1 million in 2003 to $9.4 million in 2004. The increase of $3.3 million relates to increased spending on engineering projects and personnel costs. Headcount was up 36% at December 31, 2004 over the same period in 2003, reflecting the Company’s focus on product development.

      R&D in the Corporate segment was $1.0 million in 2004, an increase of $0.6 million from $0.4 million in 2003. The increase is primarily a result of a charge in the current year for variable compensation expense which was not experienced last year. Corporate R&D primarily relates to personnel costs associated with the Company’s intellectual property activities which are not attributable to any one segment. Beginning in 2005, Corporate segment R&D will include expenses related to combined development efforts of our other segments, which will not be attributable to one segment. There is nothing similar to this for 2004.

      Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses were 17.3% of sales, or $57.3 million, in 2004, compared with 26.5% of sales, or $49.0 million, in 2003. SG&A expenses in the Components segment were $18.8 million for 2004 compared to $8.0 million in 2003, which was an increase of $10.8 million. The increase was primarily a result of the Company’s recent acquisitions of Westwind and MicroE. Westwind and MicroE combined accounted for $10.1 million or 93% of the increase in SG&A in 2004 as compared to 2003. The remainder of the increase is due to increased personnel related costs during 2004.

      SG&A expense in the Laser segment was $8.1 million in 2004 compared to $8.4 million in same period in the prior year, a decrease of $0.3 million. The decrease is a result of decreased facility costs offset by increases in personnel costs. In the Lasers Systems segment, SG&A expenses remained constant at $14.6 million in 2004 and $14.7 million in 2003 despite the significant growth (77%) in sales in this segment. The Company continued to maintain tight control over costs despite the record volume in sales in 2004.

      SG&A expenses in our Corporate group were $15.8 million in 2004 compared to $18.0 million last year, a decrease of $2.2 million. The decrease is mainly attributable to decreases in legal expenses of $2.7 million and personnel related costs. This decrease was partially offset by incentive compensation expenses and increased costs associated with Sarbanes-Oxley compliance. During 2003, there was approximately $2.2 million of legal and other expenses related to a proposed reorganization of the Company as a United States domiciled corporation which was submitted to shareholders. There were no similar charges in 2004.

      Amortization of Purchased Intangibles. Amortization of purchased intangibles was $6.0 million or 1.8% of sales in 2004 compared to $5.7 million or 3.1% of sales in 2003. The $0.3 million increase in amortization is a result of two events; our recent acquisitions and a realized savings from a fully amortized merger intangible. The acquisitions of Westwind in December 2003 and MicroE in May of 2004 contributed $1.3 million and $2.1 million, respectively, in amortization in 2004. This is partially offset by a $3.1 million savings related to the fully amortized General Scanning and Lumonics merger technology which became fully amortized in March 2004. The Company has stated that it is continuing to pursue potential investments in or acquisitions of complementary technologies and products as a result, future acquisition expense may increase depending on the nature of assets acquired in any potential acquisition.

      Acquired In-Process Research and Development. During the 2004, the Company recorded a one-time charge of $0.4 million for in-process research and development in connection with the acquisition of MicroE. The in-process research and development resulting from the MicroE acquisition is based on the fair value of assets acquired and liabilities assumed. There were no similar charges in the prior year.

      Restructuring. As described above and in note 10 to the audited consolidated financial statements for the year ended December 31, 2004, we recorded restructuring charges of $0.6 million in the year ended December 31, 2004 and $3.2 million in the year ended December 31, 2003. The charge in 2004 reflects an additional provision on the Munich, Germany facility to reflect lower estimated sublet income over the remainder of the lease than previously recorded. In 2003, the $3.2 million charges consisted of $1.6 million for property write-downs and $1.6 million related to severance actions taken during the year.

      Other. During 2003, the Company wrote-off approximately $0.6 million on notes receivable initially recorded in 1998, because of a default on the quarterly payment due in March 2003. During 2003, the Company also took a $0.5 million write off against idle and obsolete fixed assets. Additionally, the Company recorded a benefit of approximately $0.2 million for royalties earned on a divested product line. There were no similar charges in the current year.

      Income (Loss) from Operations. The following table sets forth income (loss) from operations in millions of dollars by our business segments for the years ended December 31, 2004 and 2003.

	Year Ended
	December 31,

	2004	2003

Segment income (loss) from operations:
Components	$27,739	$15,665
Lasers	2,341	1,071
Laser Systems	40,332	8,042

Total by segment	70,412	24,778
Unallocated amounts:
Corporate expenses	18,204	19,148
Amortization of purchased intangibles	5,951	5,657
Acquired in-process research and development	390	—
Restructuring and other	573	4,059

Income (loss) from operations	$45,294	$(4,086)

      Other Income (Expense). During 2004 the Company recorded a gain of $0.1 million on the liquidation of a subsidiary. During 2003, we recorded gains of $0.1 million on the sales of our Nepean and Kanata facilities.

      Interest Income. Interest income was $1.0 million in 2004 compared to $1.9 million in 2003. The $0.9 million decrease in interest income in 2004 was due to a smaller portfolio coupled with a more conservative investment policy.

      Interest Expense. Interest expense was $0.3 million in 2004 compared to $0.2 million in 2003. The increase of $0.1 million in interest expense in 2004 was due mainly to interest from a tax audit and to a slight increase in deferred compensation. During 2004 and 2003, the Company had no bank debt. Interest expense is primarily from discounting receivables with recourse at a bank and for interest on deferred compensation.

      Foreign Exchange Transaction Gains (Losses). Foreign exchange transaction losses were $1.1 million in 2004 compared to gains of $0.5 million in 2003. These amounts arise primarily from the functional currency of a site differing from its local currency, transactions denominated in currencies other than functional currency and unrealized gains (losses) on derivative contracts. The increase in the loss in 2004 compared to 2003 is primarily due to currency fluctuations, particular the decline of the USD against other major currencies.

      Income Taxes. The effective tax rate for 2004 was 7.8% of income before taxes, compared to an effective tax rate of (17.4%) of loss before taxes for 2003. The tax provision for the year largely reflects taxes in the Company’s foreign locations, where profits were reported. Our tax rates in 2004 and 2003 reflect the fact that we reversed a $14.1 million valuation allowance and do not recognize the tax benefit from losses in certain countries where future use of the losses is uncertain and other non-deductible costs. The Company believes it is more likely than not that the remaining deferred tax assets will be realized principally through future taxable income and carry backs to taxable income in prior years.

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

      In 2004 we reversed a $14.1 million valuation allowance for a jurisdiction because sufficient positive evidence (profitability that occurred during the year) exists to support its reversal. The Company also evaluated its projections of future earnings, based on revenue assumptions consistent with industry forecasts along with the necessary operating expenses to support the Company’s revenue assumptions. This evaluation indicated loss carry-forwards could be fully utilized within three years. In accordance with FAS 109, the tax provisions are booked and the valuation allowances are evaluated to determine whether or not a release or charge to the valuation allowance is necessary. Income taxes will continue to be recorded as appropriate.

      The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

      Net Income (Loss). As a result of the forgoing factors, net income for 2004 was $41.5 million compared to a net loss of $2.2 million in 2003.

2003 Compared to 2002

      Sales by Segment. The following table sets forth sales in millions of dollars by our business segments for 2003 and 2002.

	2003	2002	Increase
	Sales	Sales	(Decrease)

Components	$73.8	$70.5	$3.3
Lasers	33.4	23.7	9.7
Laser Systems	82.7	65.9	16.8
Other and intra-segment eliminations	(4.3)	(1.0)	(3.3)

Total	$185.6	$159.1	$26.5

      Sales for 2003 increased by $26.5 million or 17% compared to 2002. The increase in sales was primarily a result of the gradual economic recovery we saw in the latter part of 2003. Sales in all our business segments showed improvement over the prior year, after the impact of acquisitions.

      Sales in the Components segment increased in 2003 by $3.3 million, or 5%, compared to 2002. The sales increase was primarily as a result of sales generated from the acquisitions. The Encoder product line acquired from DRC in May 2003 contributed $4.9 million to the sales increase and the Westwind acquisition contributed $2.5 million in sales since its acquisition date in December 2003. The precision optics product line also saw increases in sales in 2003 due to customers’ increased spending in the defense market. These increases were offset by declines in sales from the printer product line because of delayed introduction of new products caused by our customers’ decisions to delay their new programs. Laser imaging sales declined as anticipated in the end of life for this mature product, which will continue to decline in the future.

      Sales in the Lasers segment increased by $9.7 million, or 41%, above 2002 results. $5.1 million of this increase is attributable to sales generated by the Spectron product lines since their acquisition in May 2003. The remainder of the increase of approximately $4.6 million was primarily due to stronger sales from the JK series of products.

      The sales of Laser Systems improved markedly with a $16.8 million, or 25%, increase from 2002. Steady improvement in worldwide semiconductor sales, and DRAMs in particular, were the underlying drivers for the sales improvement. Our major product lines (memory repair, wafer trim, circuit trim, and wafermark) all experienced improved sales in 2003 as compared to 2002. Memory repair accounted for approximately 70% of the increase in the Laser Systems total sales increase.

      Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories in 2003 were divided into the following regions: the United States; Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill-to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific, for example, but the sales of our systems are billed and shipped to locations in the United States, although the equipment may eventually be installed in Asia-Pacific. These sales are therefore reflected in United States totals in the table below. In this and other similar instances, the sale is attributed to the geographic area of the bill-to customer’s location. The following table shows sales in millions of dollars to each geographic region for 2003 and 2002.

	2003		2002

		% of		% of
	Sales	Total	Sales	Total

United States	$91.8	49%	$94.7	59%
Canada	1.6	1	1.9	1
Latin and South America	1.1	1	1.2	1
Europe	27.4	15	25.8	16
Japan	36.1	19	23.5	15
Asia-Pacific, other	27.6	15	12.0	8

Total	$185.6	100%	$159.1	100%

      In 2003, we saw increased sales activity from Asia Pacific and Japan led primarily by the increase in demand for our Laser Systems products. We anticipate this trend will continue. We also had greater penetration into the Asian and Japanese markets with our JK series of products in our Lasers segment. Although the European economy remained lackluster, our year over year percentage decreased only slightly, as we were helped by the acquisition of the Spectron product line, which has a strong installed based in Europe. North America was the most active sales region for our Components segment in 2003.

      Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Backlog was $78.6 million at December 31, 2003, compared $41.8 million at December 31, 2002.

      Gross Profit. Gross profit was 36.9% in 2003 compared to 30.9% in 2002. This was a 6.0 percentage points increase in the gross profit percentage. There are numerous factors that can influence gross profit percentage including product mix, pricing, volume, third-party costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, at any particular time. The primary reasons for the higher gross profit percentage in 2003 were a decrease in net inventory provision, a lower warranty expense, and a decrease in fixed manufacturing overhead as a percentage of revenue. Additionally, there were numerous smaller changes in costs of goods sold that helped to improve the gross margin.

      Specifically in 2002, the Company recorded inventory provisions of $3.7 million compared to net provisions of $0.6 million in 2003. This decrease of $3.1 million contributed 2.0 percentage points to the increase in gross margin. The inventory provision for 2003 was lower by approximately $1.2 million, because of sales during 2003 of inventory that had been written-down in previous years in our Lasers segment. Our Laser Systems segment also had lower inventory provisions in 2003, due to increased sales in various product lines, including memory repair, circuit trim and wafermark.

      The lower warranty expense contributed 1.3 percentage points to the increase in gross margin. The savings in warranty spending primarily related to higher expense in 2002 for warranty activities in our Laser Systems segment related to the DrillStar and semiconductor wafer marker product lines. Most of our DrillStar products were no longer under warranty in 2003.

      As a result of restructuring our service organization in 2003, the Company lowered costs of service in our Laser Systems and Lasers segments. These lower costs contributed approximately 1.9 percentage points to the improved gross profit percentage in 2003.

      Although fixed manufacturing overhead increased in absolute amounts, it decreased as a percentage of revenue from 14.2% of revenue in 2003 to 12.6% of revenue in 2003; this contributed 1.6 percentage points to the increase in gross profit percentage.

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

      In 2003 and 2002, we classified service sales support and service management costs as selling, general and administrative expenses on a consolidated basis only. The information was not available by segment, which is why we do not present gross profit by segment for these years.

      Research and Development Expenses. Research and Development (R&D) expenses for 2003 were 7.5% of sales or $13.8 million, compared to 12.4% of sales or $19.7 million in 2002, a decrease of $5.9 million.

      The R&D expenses in the Components segment were $4.5 million in 2003 compared to $4.2 million in 2002, which is an increase of $0.3 million. The R&D expenses in the Lasers segment were $2.8 million in 2003 and $2.9 million in 2002. The R&D expenses in the Laser Systems segment were $6.1 million in 2003 compared to $12.0 million in 2002. The decrease of $5.9 million in 2003, primarily from lower personnel costs and lower project spending, reflects the completion of major projects and the impact of initiatives undertaken by the Company to focus our spending on key potential growth areas. R&D expenses of $0.4 million in 2003 compared to $0.6 million in 2002 were recorded at the corporate level. These expenses primarily relate to personnel costs associated with the Company’s intellectual property activities and are not attributable to one segment. The decrease of $0.2 million was due to lower personnel costs.

      Selling, General and Administrative Expenses. Selling, General and Administrative (SG&A) expenses decreased by $7.2 million to $49.0 million, or 26.5% of sales, in 2003 compared to $56.2 million, or 35.3% of sales, in 2002.

      The reduction in expenses in 2003 was primarily due to a combined decrease of $3.6 million in salaries, benefits and travel expenses due to headcount assigned to SG&A being on average 15% lower in 2003 as compared to 2002. Other factors included a $2.1 million reduction in facility and depreciation costs, as well as a $2.0 million reduction in sales support and service management from downsizing in Europe, Canada, Asia Pacific and the United States. There were smaller increases and cost savings in various other areas of SG&A, as the Company maintained tight fiscal control that totaled $1.6 million. These decreases in expenses were partially offset by $2.2 million of legal and other expenses incurred in 2003 related to the proposal to the shareholders to reorganize the Company as a United States domiciled corporation. This proposal was withdrawn by the Company in August 2003.

      As noted above, we classify service sales support and service management costs as selling, general and administrative expenses, which is prepared on a consolidated basis only and is not available by segment, which is why we did not present gross profit by segment for 2003 compared to 2002.

      Amortization of Purchased Intangibles. Amortization of purchased intangibles was $5.7 million in 2003 compared to $5.1 million in 2002. The $0.6 million increase in amortization was due to our acquisitions in 2003.

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

      Income (Loss) from Operations. The following table sets forth income (loss) from operations in thousands of dollars by our business segments for the years ended December 31, 2003 and 2002.

	Year Ended
	December 31,

	2003	2002

Segment income (loss) from operations before income taxes
Components	$15,665	$16,763
Lasers	1,071	(5,010)
Laser Systems	8,042	(18,732)

Total by segment	24,778	(6,979)
Unallocated amounts:
Corporate expenses	19,148	19,754
Amortization of purchased intangibles	5,657	5,135
Restructuring and other	4,059	5,427

Loss from operations	$(4,086)	$(37,295)

      Other Income (Expense). During 2003, we recorded gains of $0.1 million on the sales of our Nepean and Kanata facilities. In 2002, we recorded a write-down of approximately $0.6 million related to an investment in OpNet Partners, L.P. See note 9 to the audited consolidated financial statements.

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

      Foreign Exchange Transaction Gains (Losses). Foreign exchange transaction gains were $0.5 million in 2003 compared to losses of $0.8 million in 2002. These amounts arise, primarily, from the functional currency of a division differing from its local currency, transactions denominated in currencies other than functional currency and, beginning in 2003, unrealized gains (losses) on derivative contracts.

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

      In one jurisdiction, the Company was profitable in the third and fourth quarters of fiscal year 2003, but was not profitable overall in the fiscal 2001 to 2003 period. Projections of future earnings, based on revenue assumptions consistent with industry forecasts along with the necessary operating expenses to support the Company’s revenue assumptions, indicate the loss carry-forwards could be fully utilized within two years. In the fourth quarter of fiscal 2003, we established a $12 million valuation allowance against deferred tax assets based on judgment, including consideration of historical losses and projections of future profits with substantially more weight being placed on recent losses than any projections of future profitability. We expect to maintain a full valuation allowance for that jurisdiction until we can sustain an appropriate level of profitability and sufficient positive evidence exists to support its reversal. To the degree we have pre-tax income in that jurisdiction, no tax charge will be recorded for that jurisdiction until such time as the valuation allowance is reversed. Income taxes will continue to be recorded for other jurisdictions.

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

      Use of Estimates. Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to warranty obligations, bad debts, inventory, accruals, valuation of stock options, income taxes (including the valuation allowance for deferred taxes) and restructuring costs. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from the other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Material differences may occur in our results of operations for any period if we made different judgments or utilized different estimates.

      Revenue Recognition. We follow the guidance in Staff Accounting Bulletin No. 104 (SAB 104) for revenue recognition. We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, risk of loss has passed to the customer and collection of the resulting receivable is probable. We generally design, market and sell our products as standard configurations. Accordingly, customer acceptance provisions for standard configurations are generally based on seller-specified criteria, which we demonstrate prior to shipment. Revenue on new products is deferred until we have established a track record of customer acceptance on these new products. When customer-specified objective criteria exist, revenue is deferred until customer acceptance if we cannot demonstrate the system meets these specifications prior to shipment. Should management determine that these customer acceptance provisions are not met for certain future transactions, revenue recognized for any reporting period could be affected. Additionally, the Company’s Laser Systems business agreements may contain multiple elements. Typically, these may include training and extended warranty/maintenance. Accordingly, we are required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, the fair value of these separate units of accounting and when to recognize revenue, for each element. The Company determines the portion of revenue that is to be deferred for undelivered elements using vendor specific objective evidence of fair value. The undelivered elements do not entitle a customer to refunds on delivered elements. These determinations require judgment and estimates on our part, which may effect the amount and timing of revenue recognized in any given period. There are no significant obligations that remain after shipping other than warranty and some installation. Installation is usually a routine process without problems and the Company considers it to be inconsequential or perfunctory, as such the costs of installation is accrued at the time the revenue is recorded. Historically, the costs of installation have not been significant. The Company typically negotiates trade discounts and agreed terms in advance of order acceptance and records any such items as a reduction of revenue. The Company rarely has returns and/or price adjustments; credits for returns under warranty occur mostly in the Components segment, and are not frequent. Shipping and handling costs are normally borne by the customer and the Company’s normal practice is to ship “collect,” with no charge for shipping and handling on the invoice.

      Stock Based Compensation. We recognize compensation expense for stock options under the intrinsic value method, as allowed under APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Additional information regarding this is included below in the section called “New Accounting Pronouncements” and in Note 1 to the Consolidated Financial Statements.

      Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses resulting from the inability of our customers to make required payments. We determine the allowances based a variety of factors including the age of outstanding amounts, specific customer factors, and other known risks and economic trends in the specific industry. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments or other circumstances change, additional allowances may be required. Allowances for doubtful accounts are recorded as selling, general and administrative expense.

      Inventory. We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. In 2002, sales volumes had been adversely impacted by the general economic downturn, and the semiconductor, electronics and telecommunication industries downturn in particular, and inventory has been affected accordingly. In 2004 and 2003, our overall inventory provisions were lower than in the prior two years. This was the result of two factors. First, in 2004 and 2003 we sold products on which we had previously taken inventory provisions, allowing us to reduce the provision. Second, we did not need to make significant additional provisions for excess inventory because usage of inventory increased, which was helped by the higher volume of sales that occurred in 2004 and 2003. If actual market conditions become less favorable in the future than those projected by management, additional inventory write-downs may be required.

      The Company has in place policies to review inventory values to ensure that inventory is recorded at the lower of cost or net realizable values. The Company regularly reviews inventory values based on expected future usage. If, using our best judgment and based on information available, there is excess inventory, the Company will establish a reserve. As the sales demand for the Company’s products declines, the Company establishes additional inventory reserves for potential excess and obsolete inventory. Historically, the majority of these reserves have been in product lines associated with our Laser and Laser Systems segments. The Company believes that the current inventory provisions are adequate. However, no assurances can be given that such provisions will continue to be adequate or that the markets that our products serve will not deteriorate, thus requiring additional reserves. Additionally, we do not anticipate that we will continue to have comparably large benefits from sales of previously written down inventory, because we sold much of this inventory during 2004.

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

      Net inventory provision recovery was a benefit of $2.2 million included in cost of goods sold for 2004 compared to net inventory provision expense of $0.6 million in fiscal 2003 and $3.7 million in fiscal 2002. In 2004, our Laser Systems segment had recoveries of inventory provisions of $2.7 million for sales of inventory that had been written-down in previous years. Our gross profit percentage would have been 39.6% instead of 40.4%, if these sales of previously written down inventory had not been made. The inventory provision for 2003 is lower by approximately $1.2 million, because of sales during 2003 of inventory that had been written-down in previous years in our Lasers segment. If this had not been included in cost of goods sold, our gross profit percentage would have been 36.2% instead of 36.9%.

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

      Restructuring. During fiscal year 2003 and 2002, we recorded significant reserves in connection with our restructuring program and in 2004 we adjusted previous accruals with an additional restructuring charge. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. Some of these accruals relate to costs of excess leased facilities that are under long-term leases. Our estimate of the reserve is based on estimates of market value of leased buildings, where we have made residual value guarantees, or of office rental rates in the future in various markets and the time required to sublease the space, both of which are subject to many variables, such as economic conditions and amount of space available in the market. In particular our Munich office, for which we have recorded total restructuring charges of $2.2 million over the past five years, is a long term lease and the office rental market in that location remains soft. Additionally, our restructuring reserve includes estimates to reduce owned buildings to market value. We are trying to sell or lease the buildings in Maple Grove, Minnesota and Farmington Hills, Michigan, but there are many factors that could affect the fair market value or final value that we receive in any sale. As a result, there may be adjustments to our reserves. Although we do not anticipate significant changes, the actual costs may differ from these estimates and we may be required to make additional restructuring reserves. Subsequent to year end, we entered into a lease for the Farmington facility, which did not require that we make an adjustment to the reserve.

      Deferred Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in net deferred tax assets totaling $31.5 million and $11.5 million in net deferred tax liabilities in our December 31, 2004 consolidated balance sheet, after providing a valuation allowance of $19.5 million, as presented in note 8 to the consolidated financial statements.

      We assess the likelihood that our deferred tax assets will be recovered. To the extent that we believe that future recovery is not likely, we establish a valuation allowance. To the extent we establish or increase a valuation allowance, we must include an expense within the tax provision in the statement of operations.

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded or reversed against our gross deferred tax assets. The Company has provided valuation allowances against losses in the parent Company and subsidiaries with an inconsistent history of taxable income and loss due to the uncertainty of their realization. In addition, the Company has provided a valuation allowance on tax credits, due to the uncertainty of generating earned income to claim the tax credits. We have reversed a valuation allowance for a jurisdiction because sufficient positive evidence exists to support its reversal. As part of this reversal, the Company evaluated its projections of future earnings, based on revenue assumptions consistent with industry forecasts along with the necessary operating expenses to support the Company’s revenue assumptions. In the event that actual results differ from our estimates of future taxable income, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could impact our financial position and results of operations.

      Intangible Assets. Intangible assets acquired through acquisitions are initially recorded at their fair value and amortized over their estimated useful lives. Typically, the methodology for determining the fair value of the intangibles and their useful lives involves making assumptions including the future uses of the assets and their projected future revenues, expenses and cash flows. These assumptions are based on information that is known at the time the valuation is made. If these estimates change, the value of the intangibles may not be fully recoverable or the lives over which we are amortizing the intangibles may need to be changed. In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future operating results, cash flows, planned uses of technology and other factors to determine the fair value of the respective assets. We reviewed the intangible assets for potential impairment, and determined that there was no adjustment needed for 2004. There were no impairment adjustments in 2003 or 2002. If our estimates or their related assumptions change in the future, we may be required to make adjustments to the carrying value of the remaining assets.

      Goodwill. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. The value initially assigned to goodwill is subject to the underlying assumptions used to value the other assets and liabilities. Goodwill is not amortized, but is to be tested for impairment annually, and is to be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. We expect to determine the fair value of our reporting units based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we will be required to record an impairment loss equal to the difference.

      Determining the fair value of a reporting unit and its goodwill is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, expected margins and expenses, projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. These may be unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we must make certain judgments and assumptions regarding the reporting unit(s), to which the goodwill is assigned.

      During 2004, we recorded $26.3 million of goodwill associated with our acquisition of MicroE. This goodwill is assigned to a reporting unit within our Components segment. We expect to perform our annual impairment test during the second quarter of 2005. In the fourth quarter of 2004, we determined there were no factors that indicated any impairment existed at that time.

      Pension Plans. We follow the accounting statement SFAS No. 87, “Employers Accounting for Pensions” for our pension plans. The Company’s United Kingdom subsidiary maintains a defined benefit pension plan. The membership in this plan was closed effective 1997. In December 2002, the Company notified plan participants that it no longer wanted to sponsor the final salary plan. After a consultation period, the curtailment of the plan was effective June 1, 2003. At December 31, 2004, because of significant declines in the stock market and low interest rates, the market value of the plan assets was approximately $10.8 million less than the projected benefit obligation as compared to $2.4 million at the end of 2003. At December 31, 2003 the projected benefit obligation reflected the effect of a gain on the curtailment of $0.8 million. As a result of the curtailment, the accumulated benefit obligation and the projected benefit obligation are now equal.

      The accounting rules applicable to our pension plan require amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension income or pension expense is the expected return on plan assets. We have assumed, based on the type of securities in which the plan assets are invested and the long-term historical returns of these investments, that the long-term expected return on pension assets will be 7.0% and its assumed discount rate will be 5.3%. Given our pension plan’s current under-funded status, absent improved market conditions, we may be required to increase cash contributions to our pension plan in future years. Further declines in the stock market and lower rates of return could increase our required contributions.

      Since the market value of our pension assets at December 31, 2004 was less than the accumulated pension benefit obligation, the Company recorded an $8.3 million non-cash charge to other comprehensive income in stockholders’ equity and an accrued long-term pension liability. At December 31, 2003, this non-cash charge amounted to $1.6 million. These charges to equity did not affect the net income in 2004 or the net loss in 2003. These charges will only be reversed when the value of the pension assets exceed the accumulated pension benefit obligation as of a future measurement date or to the extent that does not occur, a charge will occur through the statement of operations.

      The Company’s subsidiary in Japan maintains a tax qualified pension plan. The plan, a quasi defined benefit pension plan covers substantially all regular employees, under which the company deposits funds under various fiduciary-type arrangements and/or purchase annuities under group contracts.

      Benefits are based on years of service and the employee’s compensation at retirement. With less than twenty years of service to the Company, the benefit is paid out in a lump sum based on years of service and the employee’s compensation at retirement. With twenty or more years of service to the Company, the benefit is guaranteed for a certain number of years and is based on years of service and the employees compensation at retirement. Participants may under certain circumstances, receive a benefit upon termination of employment.

      The assumptions that are used to value the costs and obligations of the plan reflect the Japanese economic environment. The Company continues to fund the plan sufficient to meet current benefits as well as fund a certain portion of future benefits as permitted in accordance with regulatory authorities. Since this is an active plan, a significant portion of the pension income or pension expense is determined based on the rate of future compensation increases. At December 31, 2004, the weighted-average rate of compensation increase was 3.4%. It is expected that this will be in the same 3-4% range going forward. It is also expected that the return on plan assets will provide 0.8% going forward given the type of investments in the plan. However, given our pension plan’s current under-funded status, changes in economic and market conditions, we may be required to increase cash contributions to our pension plan in future years.

New Accounting Pronouncements

      In December 2004, the FASB issued SFAS 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and which supersedes APB 25. SFAS 123R requires the determination of the fair value of all share-based payments to employees, including grants of employee stock options, and the recognition of the related expense over the period in which the service is received. SFAS 123R is effective for the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our third quarter of fiscal 2005, beginning July 2, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS 123R allows the use of both closed form models (e.g., Black-Scholes Model) and open form models (e.g., lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. The transition methods include modified prospective and modified retroactive adoption options. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested awards that were granted prior to the effective date should continue to be accounted for in accordance with Statement 123 except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously-reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the Statement 123 amounts in the income statement. We are evaluating the requirements of SFAS 123R, but we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption, the model that we will use or the effect of adopting SFAS 123R. Additionally, we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. The total expense recorded in future periods will depend on several variables, including the number of share-based awards that vest and the fair value of those vested awards.

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that abnormal expenditures be recognized as expenses in the current period. SFAS 151 also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition, but does not expect SFAS 151 to have a material impact.

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The Company does not expect SFAS 153 will have a material impact on its consolidated results of operations or financial condition.

      See Note 1 of the Consolidated Financial Statements in Item 8 for a description of other recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Liquidity and Capital Resources

Lines of Credit

      At both December 31, 2004 and December 31, 2003, the Company had no lines of credit but had two bank guarantees in British Pounds Sterling and Euros with National Westminster Bank, or NatWest, and Deutsche Bank respectively, for a total amount of available credit of $0.2 million at both December 31, 2004 and December 31, 2003, respectively. The NatWest bank guarantee for letters of credit, which is used for VAT and duty purposes in the United Kingdom, is valued at $38 thousand and $142 thousand for December 31, 2004 and December 31, 2003, respectively. The Deutsche Bank guarantee of $116 thousand and $106 thousand for December 31, 2004 and December 31, 2003, respectively, is for our Munich, Germany office lease. At both December 31, 2004 and December 31, 2003, pursuant to a security agreement between the Company and Bank of America (formerly known as Fleet Bank), marketable securities included in long term investments totaling $5.0 million had been pledged as collateral for the Bank of America pledge agreement.

Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

      The Company generated $18.3 million in cash during 2004 to close the year on December 31, 2004 with cash and cash equivalents of $82.3 million compared to $64.0 million at December 31, 2003 and $83.6 million at December 31, 2002. In both 2003 and 2002, the Company used $19.6 million and $19.3 million; respectively in cash. Long-term investments increased $2.0 million from $3.7 million at December 31, 2003 to $5.7 million at December 31, 2004 while short-term investments decreased $36.6 million to $3.0 million at December 31, 2004 compared to December 31, 2003. Short-term, long-term and other investments consist principally of commercial paper, government securities and mutual funds with original maturities greater than three months. The total of cash, cash equivalents and investments at December 31, 2004 was $91.0 million.

      We generated $35.4 million in cash from operating activities during 2004. In 2004 net income after adjusting for loss on sale of investments, translation gain, derivative loss, acquired in-process research and development, stock-based compensation, depreciation and amortization and deferred income taxes, generated cash of $40.0 million. Current liabilities and tax receivables generated $10.2 million in cash. Accounts receivable, inventories and other current assets used $14.7 million in cash. The Company’s inventories grew during 2004 as compared to the prior year as a result of the MicroE acquisition and our business needs in general to meet future sales demand whereby utilizing the cash. The increase in our liabilities at December 31, 2004 is a result of our increased sales and increased business volume over 2003. We generated $21.8 million in cash from operating activities during 2003. The net loss, after adjustments for loss on sale of assets and investments, stock-based compensation, depreciation and amortization, and deferred income taxes, resulted in cash generation of $8.9 million in 2003. Inventories and current liabilities generated a further $20.2 million during 2003, which was partially offset by accounts receivable and current assets using $7.3 million. The cash generated by inventories is a result of our increased sales. Although accounts receivable balances are up significantly year over year, much of this is due to a combination of higher sales late in 2003 and the acquisition of Westwind in December of 2003. We generated $11.7 million in cash from operating activities during 2002. The net loss, after adjustments for loss on sale of assets and investments, derivative loss, reduction of long-lived assets, depreciation and amortization and deferred income taxes, resulted in a use of cash of $9.4 million in 2002. Accounts receivable, inventories and other current assets generated a further $29.3 million during 2002, which was offset by current liabilities using $8.1 million. Accounts receivables contributed $9.4 million due to a 17-day improvement in the average time of collection offset by the impact on receivables of a $2.7 million sales increase in the fourth quarter of 2002 over the fourth quarter of 2001. Inventories contributed $19.6 million due to a reduction in manufacturing activities caused by lower demand in 2002 and management’s focus on disposing of slow moving inventory. These efforts resulted in inventory turns increasing to 3.0 at the end of 2002 from 2.3 at the end of 2001. The reduction in current liabilities is due to a lower manufacturing activities and lower spending due to a reduction in workforce.

      The Company utilized $22.6 million in cash from investing activities during 2004. During 2004 the Company made a large investment with the acquisition of MicroE, using $54.5 million in cash. Additions to property, plant and equipment used $2.4 million in cash in 2004. These investments were partially offset by proceeds from the sale and maturity of investments net of purchases of $34.7 million. Other assets used $0.4 million in cash. During 2003, we made significant investments and utilized $41.7 million in cash. Our largest investments were for three acquisitions, which utilized $44.3 million in cash. Additionally, we used $21.6 million in cash for purchases of leased buildings and property, plant and equipment. Our investments were offset by maturities and sales of investments, net of purchases of $23.4 million. We generated $0.8 million from the sale of a building in Nepean, Ontario. In 2002, we used $23.8 million in investing activities, including $132.9 million of purchases of short-term and long-term investments and $110.0 million of maturities of short and long-term investments. Investment in property, plant and equipment, net of disposals, used $3.0 million and in cash and other assets generated $2.0 million in 2002.

      In 2004, we generated $3.2 million in cash from financing activities compared to $0.8 million for the year ended December 31, 2003. The cash generated for both years is from the exercise of stock options and issuance of shares under the employee stock purchase plan. In 2002, we used $8.2 million in cash from financing activities. During 2002, we made net repayments of bank indebtedness of $6.4 million and a scheduled payment of $3.0 million on long-term debt. These were partially offset by $1.2 million received in 2002 from the exercise of stock options and issuance of shares under the employee stock purchase plan.

Other Liquidity Matters

Pension Plans

      The Company’s final salary defined benefit pension plan in the United Kingdom has an excess of projected benefit obligation over the fair market value of plan assets of approximately $10.8 million at December 31, 2004. The Company’s funding policy is to fund pensions and other benefits based on widely used actuarial methods as permitted by regulatory authorities. These factors are subject to many changes, including the performance of investments of the plan assets. Because of the current underfunding and potential changes in the future, the Company most likely will have to increase payments to fund the pension plan in the future, but specific amounts will be determined through future actuarial valuations.

      The Company’s quasi defined benefit pension plan in Japan has an excess of projected benefit obligation over the fair market value of plan assets of approximately $1.2 million at December 31, 2004. The Company’s funding policy is to fund the pension sufficient to meet current benefits as well as fund a certain portion of future benefits as permitted in accordance with regulatory authorities. These factors are subject to many changes, including the performance of investments of the plan assets. Because of the current underfunding and potential changes in the future, the Company may be required to increase payments to fund the pension plan in the future.

American Jobs Creation Act of 2004

      The American Jobs Creation Act of 2004, enacted on October 22, 2004 (the “Jobs Act”), provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well.

      Our cash balances are held in numerous locations throughout the world, including amounts held outside the United States. Most of the amounts held outside the United States could not be repatriated to the United States and would not be subject to the law defined under the American Jobs Creation Act of 2004, as the Company is Canadian incorporated and the majority of our foreign locations are wholly owned by the Canadian corporation. Repatriation of some foreign balances is restricted by local laws.

Contractual Obligations

      The following summarizes our contractual obligations at December 31, 2004 and the effect such obligations are expected to have on liquidity and cash flow in future years in thousands.

Contractual Obligations	Total	2005	2006 - 2007	2008 - 2009	Thereafter

Operating leases(1)	$34,673	$4,232	$5,178	$2,109	$23,154
Purchase obligations	29,350	28,682	635	33	—
Other long-term obligations(2)	2,423	175	311	42	1,895

Total contractual cash Obligations	$66,446	$33,089	$6,124	$2,184	$25,049

(1)	See note 11 to the audited consolidated financial statements.

(2)	See note 5 to the audited consolidated financial statements regarding deferred compensation.

Derivatives

      The Company only uses derivatives for hedging purposes. The following is a summary of the Company’s risk management strategies and the effect of these strategies on the Company’s consolidated financial statements.

      The Company has instituted a foreign currency cash flow hedging program to manage exposures to changes in foreign currency exchange rates associated with forecasted sales transactions. Currency forwards and swaps are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended or expected to occur and any previously unrealized hedging gains or losses recorded in other comprehensive income are immediately recorded to earnings. Earnings impacts for all designated hedges are recorded in the consolidated statement of operations generally on the same line item as the gain or loss on the item being hedged. The Company records all derivatives at fair value as assets or liabilities in the consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument. Effective January 1, 2003, the Company removed the designation of all short-term hedge contracts from their corresponding hedge relationships. Accordingly, such contracts are recorded at fair value with changes in fair value recognized currently in income. Although the Company now marks-to-market short-term hedge contracts to the statement of operations, the Company does not intend to enter into hedging contracts for speculative purposes.

      At December 31, 2004, we had twelve United States dollars to British Pound Sterling forward exchange contracts to purchase $8.6 million United States dollars and three Yen to United States dollars forward exchange contracts to purchase $11.5 million United States dollars with a combined aggregate fair value loss of $0.1 million included in foreign exchange transaction gains (losses). Additionally, we had one long-term currency swap contract, with a maturity date in December 2005, in exchange for Yen valued at $8.7 million United States dollars with an aggregate fair value loss of $1.7 million after-tax recorded in accumulated other comprehensive income. At December 31, 2003, the Company had one long-term currency swap contract valued at $8.7 million United States dollars with an aggregate fair value loss of $1.5 million after-tax recorded in accumulated other comprehensive income with a maturity date in December 2005. The fair value loss on the swap is offset with the remeasurement on the hedged item, for a net amount of nil in accumulated comprehensive income.

Legal proceedings and disputes

      The Company’s French subsidiary is subject to a claim by a customer of its French subsidiary that a Laserdyne 890 system, which was delivered in 1999, had unresolved technical problems that resulted in the customer’s loss of revenue and profit, plus the costs to repair the machine. In May 2001, the Le Creusot commercial court determined that the Company had breached its obligations to the customer and that it should be liable for damages. An expert appointed by the Le Creusot commercial court had filed an initial report, which estimated the cost to repair the machine at approximately French Franc 0.8 million (or approximately US$0.2 million). In the third quarter of 2003, the Company was notified that the customer is seeking cost of repairs, damages and lost profits of Euro 1.9 million (approximately US$2.6 million). In July 2004, a court appointed expert reviewed the monetary request and determined that the amount should be Euro $0.9 million (or approximately US$1.2 million). The Le Creusot commercial court is reviewing the amount requested by the customer and the expert opinion, but has not rendered a decision on the claim amount. The Company intends to vigorously defend this action and any claim amount. The customer has not paid Euro 0.3 million (or approximately US$0.4 million) of the purchase price for the system, which the Company believes it may offset against any damages. The Company has fully reserved this receivable. At this time, it is not possible to estimate an amount that the Company may be required to pay, if any, regarding this action and no amounts have been recorded in the financial statements.

      The Company has made claims for indemnification and breaches of warranty under the asset purchase agreement with Lumenis Ltd and Spectron Cosmetics Limited (formerly known as Spectron Laser Systems Limited) (collectively “Spectron”). A major claim relates to issues around a certain product, which was acquired from Spectron, that turned out to have a defective part from a supplier. In addition to this claim, the Company has smaller claims on other matters related to the purchase. As part of the asset purchase agreement, US$1.3 million was deposited into escrow for any potential claims by the Company. The Company has given notice that it intends to claim the entire escrow balance. The Company has recorded in other current assets a receivable of GBP 0.4 million (approximately US$0.7 million) for all indemnification claims and purchase price adjustments arising from the asset purchase from Spectron as part of its initial purchase accounting. No claims by either the Company or customers are currently the subject of any legal proceeding. It is not possible to determine the amount of claims, if any, that we may ultimately receive, but we anticipate the amount that we have recorded as a receivable will be recovered. Additionally, it is not possible to determine any amounts that we may have to pay to satisfy customers impacted by the defective product, although we are pursuing Spectron for these amounts.

Acquisitions

      On May 14, 2004, the Company closed the acquisition of MicroE Systems Corp., a Delaware corporation (“MicroE”) pursuant to an Agreement and Plan of Merger dated as of April 12, 2004 by and among the Company, Motion Acquisition Corporation, a Delaware corporation and an indirect wholly owned subsidiary of the Company, and MicroE. This acquisition closed on May 14, 2004. The Company acquired all the shares of MicroE for a purchase price of US$54.5 million, net of cash acquired and including costs of transactions. MicroE, located in Natick, MA, is recognized as a technology leader in the design and manufacture of position encoders for precision motion control applications in data storage, semiconductor and electronics, industrial automation and medical markets. This acquisition was consistent with the Company’s stated strategy to expand its technology and product offerings complementary with its existing markets through both development and acquisition.

      Our future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the level of sales we will be able to achieve in the future, the introduction of new products and potential acquisitions of related businesses or technology. We believe that existing cash balances, together with cash generated from operations and available bank lines of credit, will be sufficient to satisfy anticipated cash needs to fund working capital and investments. We are not aware of any events that could trigger a significant cash payment, except for items already accrued or disclosed in the financial statements and notes to the financial statements or noted above, but circumstances may change that could require payments.

Off-Balance Sheet Arrangements

      We had no off-balance sheet arrangements during fiscal 2004 or in the second half of 2003. Previously, the Company had leased two facilities under operating lease agreements that expired in June 2003, which leases had provided for a residual value guarantee. This is more fully described in note 11 to the consolidated financial statements included in Item 8.

Related Party Transactions

      Richard B. Black is a director of the Company and is also the President and Chief Executive Officer of ECRM, Inc. ECRM manufactures laser systems equipment for the printing and publishing industry. Westwind Air Bearings Inc. (“Westwind US”) was acquired by GSI Lumonics Corporation, a wholly owned subsidiary of the Company, in December, 2003 and was merged into GSI Lumonics Corporation, in June, 2004. ECRM purchased $0.1 million of equipment from Westwind US and the Westwind business unit of GSI Lumonics Corporation in 2004.

      The Company recorded $5.6 million as sales revenue to Sumitomo Heavy Industries Ltd., a significant shareholder in the year ended December 31, 2004 (2003 — $4.8 million and 2002 — $2.3 million) at amounts and terms approximately equivalent to third party transactions. Receivables from Sumitomo Heavy Industries Ltd. of $0.6 million and $1.3 million at both December 31, 2004 and 2003, respectively, are included in accounts receivable on the balance sheet.

      On February 23, 2000, the Company entered into an agreement with V2Air LLC relating to the use of V2Air LLC’s aircraft for Company purposes. V2Air LLC is owned by the Company’s President and Chief Executive Officer, Charles D. Winston. Pursuant to the terms of such agreement, the Company is required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the year ended December 31, 2004, the Company reimbursed V2Air LLC approximately $142,000 (2003 — $131,000 and 2002 — $145,000) under the terms of such Agreement.

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

      A halt in economic growth or a slowdown will put pressure on our ability to meet anticipated revenue levels. We are seeing signs of softening in the semiconductor and electronics markets. It is difficult to predict if a recovery can be sustained and expanded. It is not clear whether this will become a broad based economic slowdown. As a result, many of our customers may order lower quantities or limit orders to about one quarter’s visibility or less. A large portion of our sales is dependent on the need for increased capacity or replacement of inefficient manufacturing processes, because of the capital-intensive nature of our customers’ businesses. These also tend to lag behind in an economic recovery longer than other businesses. If the recovery does not continue and expand, we may not be able to meet anticipated revenue levels on a quarterly or annual basis.

      We have a history of operating losses and may not be able to sustain or grow the current level of profitability. Beginning in the second half of 2003, we have generated profits from operations. However, we have incurred operating losses on an annual basis from 1998 through 2003. For the year ended December 31, 2004, we generated net income of $41.5 million. No assurances can be given that we will sustain or increase the level of profitability in the future and the market price of our common shares may decline as a result.

      Our inability to remain profitable may result in the loss of significant deferred tax assets. In determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets requires subjective judgment and analysis. While the Company recovered a portion of the current deferred tax assets based on profitability in 2004, and planned profits for 2005, the Company is consistently evaluating its deferred tax assets based on current year performance. Our ability to maintain our deferred tax assets at December 31, 2004 depends upon the Company’s ability to continue to generate future profits in the United States, United Kingdom and Canadian tax jurisdictions. If actual results differ from our plans or we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by taking a charge to the Statement of Operations, which may have a material negative result on our operations.

      Our business depends significantly upon capital expenditures, including those by manufacturers in the semiconductor, electronics, machine tool and automotive industries, each of which are subject to cyclical fluctuations. The semiconductor and electronics, machine tool and automotive industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. The timing, length and severity of these cycles, and their impact on our business, are difficult to predict. For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products. The cyclical variations in these industries have the most pronounced effect on our Laser Systems segment, due in large measure to that segment’s historical focus on the semiconductor and electronics industries and the Company’s need to support and maintain a comparatively larger global infrastructure (and, therefore, lesser ability to reduce fixed costs) than in our other segments. Throughout most of 2004 we were in an upturn in the cycle and our margins, net sales, financial condition and results of operations have benefited. Currently, we are entering a downturn. We can not predict how long or deep this downturn may be. There is no assurance that we will continue to benefit in the future to the same extent as we have recently, or that we will not be materially adversely affected by future downturns or slowdowns in the semiconductor and electronics, machine tool and automotive industries that we serve.

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

      As a result of these factors, our results of operations for any quarter are not necessarily indicative of results to be expected in future periods. We believe that fluctuations in quarterly results may cause the market prices of our common shares on The Nasdaq Stock Market and the Toronto Stock Exchange to fluctuate, perhaps substantially.

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

      The steps we take to protect our intellectual property may not be adequate to prevent misappropriation or the development of competitive technologies or products by others that could harm our competitive position and materially adversely affect our results of operations. Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. As of February 2005, we held 156 United States and 114 foreign patents; in addition, applications were pending for 62 United States and 104 foreign patents. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us.

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

      Our operations in foreign countries subject us to risks not faced by companies operating exclusively in the United States. In addition to operating in the United States, Canada and the United Kingdom, we currently have sales and service offices in Germany, Switzerland, Japan, Korea, Singapore, Taiwan and the People’s Republic of China. During 2003, we closed our offices in France, Italy, Hong Kong, Malaysia and the Philippines, but we may in the future expand into other international regions. During the year ended December 31, 2004, approximately 57% of our revenue was derived from operations outside North America. International operations are an expanding part of our business.

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

      We may not be able to find suitable targets or consummate acquisitions in the future, and there can be no assurance that the acquisitions we have made and do in the future make will provide expected benefits. In the past two years, we have consummated four strategic acquisitions and may in the future to continue to pursue other strategic acquisitions of businesses, technologies and products complementary to our own. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of management’s attention from our core businesses and risks associated with unanticipated problems or liabilities. No assurances can be given that management’s efforts in this regard will be sufficient, or that identified acquisition candidates will be receptive to our advances or, consistent with our acquisition strategy, accretive to earnings.

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

      Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and proposed changes in accounting for equity compensation could adversely affect earnings. We have historically used stock options and other forms of equity-related compensation as key components of our total rewards employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of our employee stock options have had exercise prices in excess of our stock price, which reduces their value to employees and could affect our ability to retain or attract present and prospective employees. In addition, the Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us and other companies to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.

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

      If the political conditions in United States and globally do not improve or if the economic turnaround is not sustained, we may experience material adverse impacts on our business, operating results and financial condition. Our business is subject to the effects of general economic and political conditions globally. While there have been improvements in the general economy since the late 2003, our revenues and operating results are subject to fluctuations from unfavorable economic conditions as well as uncertainties arising out of the threatened terrorist attacks on the United States, including the economic consequences of protracted military action or additional terrorist activities and associated political instability and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

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

      Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments, long-term investments and debt obligations. As described in note 12 to the consolidated financial statements, at December 31, 2004, the Company had $48.3 million invested in cash equivalents and $8.7 million in short-term and long term marketable investments. At December 31, 2003, the Company had $49.7 million invested in cash equivalents and $42.7 million invested in short-term and long-term investments. Due to the average maturities and the nature of the investment portfolio at December 31, 2004, a one percent change in interest rates could have approximately a $0.6 million impact on our interest income on an annual basis. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

      Foreign Currency Risk. We have substantial sales and expenses and working capital in currencies other than U.S. dollars. As a result, we have exposure to foreign exchange fluctuations, which may be material. During 2004, the gross profit for the Laser segment has been negatively impacted by the strengthening of the British Pound Sterling against the value of the U.S. dollar, as approximately half of the segment’s products are sold in U.S. dollars, while the vast majority of its costs are denominated in British Pounds Sterling. To reduce the Company’s exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. Additionally, we may utilize currency forwards, currency swaps and currency options to hedge exposure to foreign currencies. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. We do not currently use currency forwards or currency options for trading purposes. Effective January 1, 2003, the Company removed the designation of all short-term hedge contracts from their corresponding hedge relationships. Accordingly, such contracts are recorded at fair value with changes in fair value recognized in income starting January 1, 2003, instead of included in accumulated other comprehensive income. Unrealized gains on these contracts included in accumulated other comprehensive income at December 31, 2002 were recognized in the same periods as the underlying hedged transactions. Although the Company now marks-to-market short-term hedge contracts to the statement of operations, the Company does not intend to enter into hedging contracts for speculative purposes. At December 31, 2004, we had twelve United States dollars to British Pound Sterling forward exchange contracts to purchase $8.6 million United States dollars and three Yen to United States dollars forward exchange contracts to purchase $11.5 million United States dollars with a combined aggregate fair value loss of $0.1 million included in foreign exchange transaction gains (losses). Additionally, we had one long-term currency swap contract, with a maturity date in December 2005, in exchange for Yen valued at $8.7 million United States dollars with an aggregate fair value loss of $1.7 million after-tax recorded in accumulated other comprehensive income. This amount is offset with the remeasurement on the hedged item, for a net amount of nil in accumulated comprehensive income.

Item 8.	Financial Statements and Supplementary Data

GSI LUMONICS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of GSI Lumonics Inc.

      We have audited the accompanying consolidated balance sheets of GSI Lumonics Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GSI Lumonics at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GSI Lumonics’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chartered Accountants

Ottawa, Canada

March 14, 2005

GSI LUMONICS INC.

CONSOLIDATED BALANCE SHEETS

(United States GAAP and in thousands of United States dollars, except share amounts)

	December 31,	December 31,
	2004	2003

ASSETS
Current
Cash and cash equivalents (note 12)	$82,334	$64,035
Short-term investments (note 12)	2,995	39,562
Accounts receivable, less allowance of $2,470 (December 31, 2003 — $4,465) (note 9, 11)	60,314	53,040
Income taxes receivable (note 8)	2,287	8,071
Inventories (note 3)	60,319	43,916
Deferred tax assets (note 8)	13,094	5,507
Other current assets (note 3)	10,311	8,048

Total current assets	231,654	222,179
Property, plant and equipment, net of accumulated depreciation of $26,604 (December 31, 2003 — $22,305) (note 3)	50,220	52,982
Deferred tax assets (note 8)	18,364	8,521
Other assets (note 3)	2,906	2,297
Long-term investments (note 12)	5,681	3,743
Intangible assets, net of amortization of $2,139 (December 31, 2003 — $473) (note 2, 3)	18,152	7,711
Patents and acquired technology, net of amortization of $25,883 (December 31, 2003 — $21,451) (note 2, 3)	32,837	16,274
Goodwill	26,350	—

	$386,164	$313,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$18,462	$18,218
Income taxes payable	4,045	3,232
Accrued compensation and benefits	13,160	7,424
Other accrued expenses (note 3)	21,327	18,451

Total current liabilities	56,994	47,325
Deferred compensation (note 5)	2,178	2,162
Deferred tax liabilities (note 8)	11,521	1,879
Other liability	27	—
Accrued minimum pension liability (note 7)	9,881	1,553

Total liabilities	80,601	52,919
Commitments and contingencies (note 11)
Stockholders’ equity (note 6)
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 41,449,270 (December 31, 2003 — 40,927,499)	308,669	305,512
Additional paid-in capital	3,289	2,800
Accumulated deficit	(1,969)	(43,440)
Accumulated other comprehensive loss	(4,426)	(4,084)

Total stockholders’ equity	305,563	260,788

	$386,164	$313,707

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(United States GAAP and in thousands of United States dollars, except share amounts)

					Accumulated
					Other
	Capital Stock		Additional	Retained	Comprehensive		Comprehensive
			Paid-In-	Earnings	Income		Income
	# Shares	Amount	Capital	(Deficit)	(Loss)	Total	(Loss)

	(000’s)
Balance, December 31, 2001	40,556	$303,504	$2,592	$(13,546)	$(10,220)	$282,330
Net loss				(27,724)		(27,724)	(27,724)
Issuance of capital stock
— stock options	133	648				648
— employee stock purchase plan	97	561				561
Unrealized gain on investments, net of tax of $0					312	312	312
Realized gain on cash flow hedging instruments, net of tax of $567					(793)	(793)	(793)
Unrealized loss on cash flow hedging instruments, net of tax of $0					(521)	(521)	(521)
Additional minimum pension liability, net of tax of $0					(3,875)	(3,875)	(3,875)
Foreign currency translation adjustments					3,543	3,543	3,543

Balance, December 31, 2002	40,786	304,713	2,592	(41,270)	(11,554)	254,481	(29,058)

Net loss				(2,170)		(2,170)	(2,170)
Issuance of capital stock
— stock options	67	399				399
— employee stock purchase plan	74	400				400
Stock based compensation			208			208
Realized gain on investments, net of tax of $0					(312)	(312)	(312)
Realized gain on cash flow hedging instruments, net of tax of $0					521	521	521
Additional minimum pension liability, net of tax of $0					2,322	2,322	2,322
Foreign currency translation adjustments					4,939	4,939	4,939

Balance, December 31, 2003	40,927	305,512	2,800	(43,440)	(4,084)	260,788	5,300

Net income				41,471		41,471	41,471
Issuance of capital stock
— stock options	471	2,671				2,671
— employee stock purchase plan	51	486				486
Stock based compensation			(64)			(64)
Tax benefit associated with stock options			553			553
Additional minimum pension liability, net of tax of $0					(8,328)	(8,328)	(8,328)
Foreign currency translation adjustments					7,986	7,986	7,986

Balance, December 31, 2004	41,449	$308,669	$3,289	$(1,969)	$(4,426)	$305,563	$41,129

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(United States GAAP and in thousands of United States dollars, except per share amounts)

	Year Ended December 31,

	2004	2003	2002

Sales	$330,012	$185,561	$159,070
Cost of goods sold (note 10)	196,573	117,084	109,876

Gross profit	133,439	68,477	49,194
Operating expenses:
Research and development	23,975	13,822	19,724
Selling, general and administrative	57,256	49,025	56,203
Amortization of purchased intangibles	5,951	5,657	5,135
Acquired in-process research and development (note 2)	390	—	—
Restructuring (note 10)	573	3,228	6,448
Other (note 10)	—	831	(1,021)

Total operating expenses	88,145	72,563	86,489

Income (loss) from operations	45,294	(4,086)	(37,295)
Interest income	980	1,886	2,744
Interest expense	(263)	(202)	(701)
Foreign exchange transaction gains (losses)	(1,129)	451	(825)
Other income (expense) (note 6, 9, 10)	104	103	(628)

Income (loss) before income taxes	44,986	(1,848)	(36,705)
Income tax provision (benefit) (note 8)	3,515	322	(8,981)

Net income (loss)	$41,471	$(2,170)	$(27,724)

Net income (loss) per common share:
Basic	$1.01	$(0.05)	$(0.68)
Diluted	$0.98	$(0.05)	$(0.68)
Weighted average common shares outstanding (000’s)	41,124	40,837	40,663
Weighted average common shares outstanding for diluted net income (loss) per common share (000’s)	42,125	40,837	40,663

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(United States GAAP and in thousands of United States dollars)

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income (loss) for the year	$41,471	$(2,170)	$(27,724)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on sale of assets and investments	15	382	62
Translation gain on liquidation of a subsidiary	(119)	—	—
Unrealized loss on derivatives	35	—	521
Acquired in-process research and development	390	—	—
Stock-based compensation	(64)	208	—
Reduction of long-lived assets	—	—	2,510
Depreciation and amortization	13,618	10,439	10,919
Deferred income taxes	(15,385)	48	4,267
Changes in current assets and liabilities:
Accounts receivable	(992)	(6,216)	9,356
Inventories	(12,716)	8,271	19,632
Other current assets	(1,014)	(1,047)	319
Accounts payable, accruals, and taxes (receivable) payable	10,158	11,912	(8,145)

Cash provided by operating activities	35,397	21,827	11,717

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired (note 2)	(54,530)	(44,298)	—
Purchase of leased buildings (note 10)	—	(18,925)	—
Sale of assets	—	847	—
Additions to property, plant and equipment, net	(2,410)	(2,699)	(2,952)
Proceeds from the sale and maturity of short-term and other investments	84,224	188,990	110,014
Purchase of short-term and other investments	(49,492)	(165,547)	(132,877)
Decrease (increase) in other assets	(367)	(23)	1,979

Cash used in investing activities	(22,575)	(41,655)	(23,836)

Cash flows from financing activities:
Payments of bank indebtedness	—	—	(6,441)
Repayment of long-term debt	—	—	(3,000)
Issue of share capital (net of issue costs)	3,232	799	1,209

Cash provided by (used in) financing activities	3,232	799	(8,232)
Effect of exchange rates on cash and cash equivalents	2,245	(569)	1,025

Increase (decrease) in cash and cash equivalents	18,299	(19,598)	(19,326)
Cash and cash equivalents, beginning of year	64,035	83,633	102,959

Cash and cash equivalents, end of year	$82,334	$64,035	$83,633

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2004
(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

1.	Significant Accounting Policies

Nature of operations

      GSI Lumonics supplies precision motion components, lasers and laser-based advanced manufacturing systems to the global medical, semiconductor, electronics, aerospace and industrial markets. The Company’s principal markets are in North America, Europe, Japan and Asia-Pacific. The Company is incorporated in New Brunswick, Canada.

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

Comparative amounts

      Certain prior year amounts have been reclassified to conform to the current year presentation in the financial statements for the year ended December 31, 2004. These reclassifications had no effect on the previously reported results of operations or financial position.

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

Cash equivalents

      Cash equivalents are investments held to maturity with original maturities of three months or less and are stated at amortized cost, which approximates fair value. Cash equivalents, consist principally of government securities and money market funds at December 31, 2004. However, in the past cash equivalents have included commercial paper, short-term corporate debt and banker’s acceptances. The Company does not believe it is exposed to any significant credit risk on its cash equivalents.

Investments

      Short-term, long-term and other investments consist principally of government securities at December 31, 2004, but have in the past included commercial paper, short-term corporate debt, and banker’s acceptances with original maturities greater than three months for short-term investments and maturities greater than twelve months for long-term investments. The Company has classified these investments as available-for-sale securities that are stated at estimated fair value based upon market quotes. Unrealized holding gains and losses on available-for-sale securities determined on a specific basis are excluded from earnings and reported as a component of accumulated other comprehensive income until realized.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Allowances

      Trade accounts receivable are recorded at the invoiced amount. The Company generally does not require collateral for trade accounts receivable. The Company maintains allowances for bad debts. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowances based a variety of factors including the age of outstanding amounts, specific customer factors, and other known risks and economic trends in industries. Allowances for doubtful accounts are recorded as selling, general and administrative expenses.

Inventories

      Inventories, which include materials and conversion costs, are stated at the lower of cost (primarily first-in, first-out) or market. Market is defined as replacement cost for raw materials and net realizable value for other inventories. Demo inventory is recorded at the lower of cost or its net realizable value.

Property, plant and equipment

      Property, plant and equipment are stated at cost and the declining-balance and straight-line methods are used to determine depreciation and amortization over estimated useful lives. Estimated useful lives for buildings and improvements range from 19 to 39 years and for machinery and equipment from 1 to 15 years. Leasehold improvements are amortized over the lesser of their useful lives or the lease term, including option periods expected to be utilized. Repairs and maintenance are expensed as incurred.

Intangible assets

      Intangibles assets include purchased trademarks and trade names, which are amortized on a straight-line basis over periods from 10 to 15 years from the date of acquisition. Patents and purchased technology are stated at cost and are amortized on a straight-line basis over the expected life of the asset, up to 19 years. Customer relationships are stated at cost and are amortized on a straight-line basis over the expected life of the asset, up to 10 years.

Impairment of long-lived assets

      When events and circumstances warrant a review, the Company evaluates the carrying values of long-lived assets and purchased intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The carrying value of a long-lived asset and purchased intangible is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined using anticipated discounted cash flows. Reporting units are determined by segments for impairment tests.

Goodwill

      Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. The value initially assigned to goodwill is subject to the underlying assumptions used to value the other assets and liabilities. Goodwill is not amortized, but is to be tested for impairment annually, and is to be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), require that a two-step

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment test be performed on goodwill. In the first step, the Company must compare the fair value of each reporting unit to its carrying value. The Company expects to determine the fair value of our reporting units based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will need to be recorded.

      During 2004, we recorded $26.3 million of goodwill associated with the acquisition of MicroE. This goodwill is assigned to a reporting unit within the Components segment. The Company expects to perform the annual impairment test during the second quarter of 2005. In the fourth quarter of 2004, the Company determined there were no factors that indicated any impairment existed at that time.

Revenue recognition

      The Company follows the guidance in Staff Accounting Bulletin No. 104 (SAB 104) for revenue recognition. The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, risk of loss has passed to the customer and collection of the resulting receivable is probable. The Company generally designs, markets and sells our products as standard configurations. Accordingly, customer acceptance provisions for standard configurations are generally based on seller-specified criteria, which is demonstrated prior to shipment. Revenue on new products is deferred until the Company has established a track record of customer acceptance on these new products. When customer-specified objective criteria exist, revenue is deferred until customer acceptance if it cannot be demonstrated the system meets these specifications prior to shipment. Additionally, the Company’s Laser Systems business agreements may contain multiple elements. Typically, these may include training and extended warranty/maintenance. Accordingly, the Company is required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, the fair value of these separate units of accounting and when to recognize revenue for each element. The Company determines the portion of revenue that is to be deferred for undelivered elements using vendor specific objective evidence of fair value. The undelivered elements do not entitle a customer to refunds on delivered elements. These determinations require judgment and estimates on our part, which may effect the amount and timing of revenue recognized in any given period. There are no significant obligations that remain after shipping other than warranty and some installation. Installation is usually a routine process without problems and the Company considers it to be inconsequential or perfunctory, as such the costs of installation is accrued at the time the revenue is recorded. Historically, the costs of installation have not been significant. The Company typically negotiates trade discounts and agreed terms in advance of order acceptance and records any such items as a reduction of revenue. The Company rarely has returns and/or price adjustments; credits for returns under warranty occur mostly in the Components segment, and are not frequent. Shipping and handling costs are normally borne by the customer and the Company’s normal practice is to ship “collect,” with no charge for shipping and handling on the invoice.

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

Pro forma stock based compensation

      Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts below.

	2004	2003	2002

Net income (loss):
As reported	$41,471	$(2,170)	$(27,724)
Stock based compensation included in results of operations	(64)	208	—
Stock based compensation if fair value based method was applied	(4,404)	(2,706)	(3,612)

Pro forma	$37,003	$(4,668)	$(31,336)
Basic net income (loss) per share:
As reported	$1.01	$(0.05)	$(0.68)
Pro forma	$0.90	$(0.11)	$(0.77)
Diluted income (loss) per share:
As reported	$0.98	$(0.05)	$(0.68)
Pro forma	$0.88	$(0.11)	$(0.77)

      The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002

Risk-free interest rate	3.5%	1.9%	3.1%
Expected dividend yield	—	—	—
Expected life from date of grant	5.0 years	4.0 years	4.0 years
Expected volatility	65%	62%	67%
Weighted average fair value per share	$6.01	$2.56	$5.27

      The fair value of the employees’ purchase rights under the employee stock purchase plan was estimated using the Black-Scholes option-model with the following assumptions: dividend yield of nil (2003 and 2002 — nil); an expected life of 6 months (2003 and 2002 — 6 months); expected volatility of 65% (2003 — 60%, 2002 — 67%); and risk-free interest rate of 1.4% (2003 — 1.1%, 2002 — 1.75%). The weighted-average fair value of those purchase rights granted in 2004 was $4.79 (2003 — $2.27, 2002 — $3.71).

Advertising

      These costs are charged to operations in the year incurred, and totalled $0.6 million in 2004, $0.6 million in 2003 and $0.4 million in 2002.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivative financial instruments

      GSI Lumonics is a global company that is exposed to foreign currency exchange rate fluctuations in the normal course of its business. As part of its risk management strategy, the Company uses derivative instruments, including forward contracts, swaps and options to hedge certain foreign currency exposures. The Company’s objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, respectively, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. The Company does not use derivative contracts for speculative purposes. The Company applies hedge accounting based upon the criteria established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” whereby the Company designates its derivatives as fair value hedges, cash flow hedges or net investment hedges. The Company does not have any fair value or net investment hedges and only one cash flow hedge for which it applies hedge accounting.

      The Company uses derivatives to manage exposures to changes in foreign currency exchange rates associated with forecasted sales transactions. Currency forwards and swaps are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended or expected to occur and any previously unrealized hedging gains or losses recorded in other comprehensive income are immediately recorded to earnings. Earnings impacts for all designated hedges, if any, as well as the earnings impact of derivatives not designated as hedges are recorded in the consolidated statement of operations generally in foreign exchange transaction gains (losses). The Company records all derivatives at fair value as assets or liabilities in the consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument. Effective January 1, 2003, the Company removed the designation of all short-term hedge contracts from their corresponding hedge relationships. Accordingly, such contracts were recorded at fair value with changes in fair value recognized in income starting January 1, 2003, instead of included in accumulated other comprehensive income. Unrealized gains on these contracts included in accumulated other comprehensive income at December 31, 2002 were recognized in the same periods as the underlying hedged transactions. Although the Company now marks-to-market short-term hedge contracts to the statement of operations, the Company does not intend to enter into hedging contracts for speculative purposes.

Fair Value Hedges

      The Company did not have any fair value hedges at December 31, 2004 or 2003.

Cash Flow Hedges

      The Company uses cash flow hedges to hedge the variability of foreign currency with intercompany and third party transactions. The Company has the ability to use a combination of forward contracts and options designated as cash flow hedges to protect against intercompany and third party transactions denominated in non-functional currency. At December 31, 2004, the Company had one forward contract for a long term

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intercompany transaction with a notional amount of $8.7 million. For derivative instruments that are designated as cash flow hedges, the Company records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income as a separate component of stockholders’ equity. The loss on the cash flow hedge instrument included in accumulated other comprehensive income was $1.7 million and $1.5 million in the fiscal years ended December 31, 2004 and 2003, respectively. These amounts are offset with the remeasurement on the hedged item, for a net amount of nil in accumulated other comprehensive income at December 31, 2004 and December 31, 2003. The Company reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item.

Net Investment Hedges

      The Company did not have any net investment hedges at December 31, 2004 or 2003.

Other Derivatives

      Other derivatives not designated as hedging instruments under SFAS No. 133 consist primarily of forward contracts used to hedge assets and liabilities recorded in foreign currencies. The Company has the ability to use a combination of forward contracts and options to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales denominated in currencies other than the U.S. dollar. These contracts generally mature within a year. As of December 31, 2004, the Company had a total notional amount of $20.0 million in other derivatives not designated as hedging instruments, with an aggregate fair value loss of $0.1 million. For derivative instruments not designated as hedging instruments under SFAS No. 133, the Company recognizes changes in the fair values in earnings in the period of change. The gains and losses on foreign currency forward contracts offset the remeasurement gain or loss of the related foreign currency denominated assets and liabilities.

Hedge Effectiveness

      For foreign currency option and forward contracts designated as a cash flow hedge, the Company measures hedge effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. Any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, are recognized in consolidated statement of operations. At December 31, 2004, the cash flow hedging instrument was deemed effective.

Income taxes

      The liability method is used to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. A valuation allowance is established to reduce the deferred tax assets if it is “more likely than not” that the related tax benefits will not be realized in the future.

Recent accounting pronouncements

Consolidation of Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which is an Interpretation of Accounting Research Bulletin No. 51. FIN 46 provides guidance on identifying entities known as “variable interest entities” (VIEs) and determining when VIEs should be consolidated. This new approach for consolidation applies to entities: 1) whose equity investment at risk is insufficient to finance that entity’s activities without

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receiving additional subordinated financial support from other parties; or 2) where the equity investors, as a group, lack certain characteristics of a controlling financial interest. In addition, FIN 46 requires that both the primary beneficiary and other enterprises with a significant variable interest in a VIE make additional disclosures. Application of FIN 46 is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. The Company does not have any interests in special-purpose entities and therefore FIN 46 had no impact on its financial position or results of operations. For all other types of variable interest entities FIN 46 is required in financial statements for periods ending after March 15, 2004. The Company does not have any interests in other types of variable interest entities and therefore the adoption of this aspect of FIN 46 did not have any impact on its financial position or results of operations.

Inventory Costs

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that abnormal expenditures be recognized as expenses in the current period. SFAS 151 also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition, but does not expect SFAS 151 to have a material impact.

Share-Based Payment

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and which supersedes APB 25. SFAS 123R requires the determination of the fair value of all share-based payments to employees, including grants of employee stock options, and the recognition of the related expense over the period in which the service is received. SFAS 123R is effective for the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in our third quarter of fiscal 2005, beginning July 2, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS 123R allows the use of both closed form models (e.g., Black-Scholes Model) and open form models (e.g., lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. The transition methods include modified prospective and modified retroactive adoption options. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested awards that were granted prior to the effective date should continue to be accounted for in accordance with Statement 123 except that the fair value compensation cost must be recognized in the statement of operations. Under the modified retrospective approach, the previously-reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. Additionally, SFAS 123R requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. The Company is evaluating the requirements of SFAS 123R, but the Company expects that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption, the model that the Company will use or the effect of adopting SFAS 123R. Additionally, the Company has not determined whether the adoption will result in amounts that are similar to the current pro

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forma disclosures under SFAS 123, as noted above. The total expense recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards.

Exchanges of Nonmonetary Assets

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The Company does not expect SFAS 153 will have a material impact on its consolidated results of operations or financial condition.

Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004

      In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Jobs Act provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. Our cash balances are held in numerous locations throughout the world, including amounts held outside the United States. Most of the amounts held outside the United States could not be repatriated to the United States and would not be subject to the law defined under the Jobs Act, as the Company is Canadian incorporated and the majority of our foreign locations are wholly owned by the Canadian corporation. Repatriation of some foreign balances is restricted by local laws. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The deduction is subject to a number of limitations. As provided for in FSP No. 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. The Company does not expect FSP 109-2 to have a material impact on its consolidated results of operations or financial condition.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The acquisition of the principal assets of Spectron Laser Systems Limited, a subsidiary of Lumenis Ltd (Spectron), located in Rugby, United Kingdom closed on May 7, 2003. The purchase price of $6.4 million was comprised of $5.8 million in cash and $0.6 million in estimated costs of the acquisition. The purchase price was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as noted below. Although the Company has finalized the accounting for this acquisition, we are still pursuing the seller for certain claims, see Note 11 to the Consolidated Financial Statements for additional information.

Estimated Fair
Value at
Acquisition Date

(In millions)
Accounts receivable	$1.9
Inventories	3.0
Other current assets	0.1
Property, plant and equipment	0.5
Other investment	0.6
Acquired technology	1.8
Accounts payable and other accrued expenses	(1.5)

Total purchase price	$6.4

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On May 14, 2004, GSI Lumonics Inc. completed its acquisition of MicroE Systems Corp., a Delaware corporation (MicroE). The acquisition was completed by means of a merger of Motion Acquisition Corporation, a Delaware corporation and an indirect wholly owned subsidiary of the Company, with and into MicroE, pursuant to an Agreement and Plan of Merger dated as of April 12, 2004. As a result of the merger, MicroE became an indirect wholly owned subsidiary of GSI Lumonics Inc.

      The Company paid the former MicroE security holders $53.7 million in cash, which is net of cash acquired of $3.5 million in exchange for all of MicroE’s outstanding capital stock. The merger consideration and the terms of the merger were determined in arms-length negotiations between the parties. The Company paid the merger consideration from existing cash. The total purchase price, net of cash acquired and estimated purchase price adjustments of $0.1 million and including estimated costs of the transaction of $0.9 million, is approximately $54.5 million. The purchase price is still subject to final adjustment for potential claims related to taxes. The purchase price, was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as noted below. Since the initial recording of the MicroE assets and liabilities in the second quarter of 2004, the Company completed the valuation of the fair value of assets and liabilities acquired and filed tax returns for the pre-acquisition period. As a result of this and a $0.2 million revision to

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the purchase price, the Company decreased the intangible assets by $0.3 million, increased the net deferred tax assets by $4.2 million, decreased goodwill by $4.8 million and decreased taxes payable by $0.7 million.

Estimated Fair
Value at
Acquisition Date

(In millions)
Accounts receivable	$4.6
Inventories	2.0
Property, plant and equipment	0.4
Deferred tax assets	5.1
Other assets	0.1
Accounts payable and other accrued expenses	(3.8)
Other liabilities	(0.2)
Deferred tax liability	(12.3)
Intangible assets	31.9
Goodwill	26.3
Purchased in-process research and development	0.4

Total purchase price	$54.5

      The estimated fair value of intangible assets acquired were recorded as follows:

	Estimated Fair
	Value at	Estimated
	Acquisition Date	Useful Life

	(In millions)	(In years)
Customer relationships	$8.6	8
Tradename	3.0	15
Acquired technology	20.3	10

Total intangible assets	$31.9

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of the assets acquired and liabilities assumed is less than the purchase price, resulting in goodwill. This goodwill is assigned to the Company’s Components segment. The acquisition of MicroE was structured in such a manner that the Company is not expected to receive any tax benefit from the amortization of intangibles nor is the goodwill deductible. As such, in accordance with US GAAP, a deferred tax liability based on estimated tax rates has been established with a corresponding increase to goodwill. An estimated in-process research and development charge of approximately $0.4 million was recorded in the second quarter of 2004 for purchased in-process technology related to development projects that have not reached technological feasibility, have no alternative future use, and for which successful development is uncertain. The Company’s consolidated results of operations have included MicroE activity as of the closing date of May 14, 2004. The addition of MicroE’s products and technology will complement the Company’s existing portfolio of enabling precision motion component and subsystems. Pro forma results of operations, as if the purchase had occurred at the beginning of the fiscal period, are presented below.

	Pro Forma Combined
	(Unaudited) Year Ended
	December 31,

	2004	2003

Sales	$340,574	$206,614
Net income (loss)	$42,200	$(3,537)
Net income (loss) per common share: Basic	$1.03	$(0.09)
Net income (loss) per common share: diluted	$1.00	$(0.09)
Weighted average shares outstanding: Basic	41,124	40,837
Weighted average shares outstanding: Diluted	42,125	40,837

The above pro forma information reflects the amortization of intangible assets acquired for the full year. The pro forma information excludes the one-time charge of $0.4 million for purchased in-process technology related to development projects that have not reached technological feasibility, have no alternative future use, and for which successful development is uncertain. This in-process technology charge was recorded during 2004. Also, excluded from the pro forma results is $1.2 million of costs related to the acquisition that MicroE incurred prior to the acquisition date.

3.	Supplementary Balance Sheet Information

      The following tables provide the details of selected balance sheet items as at December 31:

Inventories

	2004	2003

Raw materials	$27,634	$15,762
Work-in-process	12,092	10,057
Finished goods	16,567	14,127
Demo inventory	4,026	3,970

Total inventories	$60,319	$43,916

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment, net

	2004	2003

Cost:
Land, buildings and improvements	$32,154	$29,146
Machinery and equipment	44,670	46,141

Total cost	76,824	75,287
Accumulated depreciation	(26,604)	(22,305)

Net property, plant and equipment	$50,220	$52,982

Depreciation expense was $7.7 million, $4.8 million and $5.9 million for 2004, 2003 and 2002, respectively.

Other Assets

	2004	2003

Short term other assets:
Prepaid VAT and VAT receivable	$3,966	$2,880
Other prepaid expenses	4,079	2,991
Other current assets	2,266	2,177

Total	$10,311	$8,048

Long term other assets:
Deposits and other	$780	$386
Mortgage receivable	2,126	1,911

Total	$2,906	$2,297

      During the fourth quarter of 2003, the Company sold its 75,000 square foot facility in Kanata, Ontario. As part of the sale agreement for the Kanata property, the Company entered into an interest free mortgage agreement denominated in Canadian dollars with the purchaser. The mortgage receivable of Canadian $2.7 million was discounted at a rate of 2.5% to a carrying value of $1.9 million at December 2003. The principal is due November 30, 2006. As part of the mortgage agreement, the purchaser was to document that they had expended certain amounts for improvements on the facility by December 2004. This had not occurred and the Company sent a notice of default to the mortgagor. The Company is currently evaluating its options with respect to the default. One option the Company has is to take back the property and resell it. The Company has not recorded any write down in the value of the mortgage receivable through December 31, 2004, as it expects to recover the carrying value of the mortgage.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets and Patents and Acquired Technology

      Intangible assets consist of the following:

	December 31, 2004		December 31, 2003

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Patents and acquired technology	$58,720	$(25,883)	$37,725	$(21,451)

	December 31, 2004		December 31, 2003

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Customer relationships	$14,407	$(1,245)	$5,442	$—
Trademarks and trade names	5,884	(894)	2,742	(473)

Total cost	20,291	$(2,139)	8,184	$(473)

Accumulated amortization	(2,139)		(473)

Net intangible assets	$18,152		$7,711

      Amortization of intangible assets and patents and acquired technology expense subsequent to December 31, 2004 is:

2005	$6,581
2006	6,581
2007	6,398
2008	6,017
2009	5,782
Thereafter	19,630

Total amortization expense	$50,989

Other Accrued Expenses

	2004	2003

Accrued warranty	$5,880	$4,571
Deferred revenue	1,997	3,344
Accrued audit	1,521	361
VAT payable	2,750	1,249
Accrued restructuring (note 10)	1,552	1,390
Unrealized loss on currency swap and hedge contracts	1,986	1,466
Accrual for recourse receivable	767	1,306
Other	4,874	4,764

Total	$21,327	$18,451

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Warranty

	Year Ended
	December 31,

	2004	2003

Balance at the beginning of the period	$4,571	$3,383
Charged to costs and expenses	7,385	4,047
Warranty accruals established as part of acquisitions	299	832
Use of provision	(6,532)	(3,825)
Foreign currency exchange rate changes	157	134

Balance at the end of the period	$5,880	$4,571

4.	Bank Indebtedness

      At both December 31, 2004 and December 31, 2003, the Company had no lines of credit but had two bank guarantees in British Pounds Sterling and Euros with National Westminster Bank, (“NatWest”), and Deutsche Bank respectively, for a total amount of available credit of $0.2 million at both December 31, 2004 and December 31, 2003. The NatWest bank guarantee for letters of credit, which is used for VAT and duty purposes in the United Kingdom, is valued at $38 thousand and $142 thousand for December 31, 2004 and December 31, 2003, respectively. The Deutsche Bank guarantee of $116 thousand and $106 thousand for December 31, 2004 and December 31, 2003, respectively, is for our Munich, Germany office lease. At both December 31, 2004 and December 31, 2003, pursuant to a security agreement between the Company and Bank of America (formerly known as Fleet Bank), marketable securities included in long term investments totaling $5.0 million had been pledged as collateral for the Bank of America pledge agreement.

5.	Deferred Compensation

      Certain officers and employees have deferred payment of a portion of their compensation until termination of employment or later. Interest on the outstanding balance is credited quarterly at the prime rate, which averaged 4.4% during the year ended December 31, 2004 (2003 — 4.1%). The portion of deferred compensation estimated to be due within one year is included in accrued compensation and benefits.

6.	Stockholders’ Equity

Capital stock

      The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value.

Accumulated other comprehensive loss

      The following table provides the details of accumulated other comprehensive loss at December 31;

	2004	2003

Accumulated foreign currency translations	$5,455	$(2,531)
Additional minimum pension liability (net of tax of $0)	(9,881)	(1,553)

Total	$(4,426)	$(4,084)

      Included in other income (expense) is $0.1 million gain on translation on the liquidation of a subsidiary.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net income (loss) per common share

      Basic income (loss) per common share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. For diluted income per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method. As a result of the net losses for the years ended December 31, 2003 and 2002, the effect of converting options and warrants was antidilutive.

      Common and common equivalent share disclosures are:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Weighted average common shares outstanding	41,124	40,837	40,663
Dilutive potential common shares	1,001	—	—

Diluted common shares	42,125	40,837	40,663

Options and warrants excluded from diluted income per common share as their effect would be antidilutive	843	3,461	3,676

Shareholder rights plan

      On April 12, 1999, the Board of Directors adopted a Shareholders Rights Plan (the “Plan”). Under this Plan one Right has been issued in respect of each common share outstanding as of that date and one Right has been and will be issued in respect of each common share issued thereafter. Under the Plan, each Right, when exercisable, entitles the holder to purchase from the Company one common share at the exercise price of Cdn$200, subject to adjustment and certain anti-dilution provisions (the “Exercise Price”). At the annual meeting of the shareholders held on May 9, 2002, the shareholders adopted a resolution to approve the continued existence of the Plan. The Plan will expire on April  12, 2005 pursuant to its terms, if not approved by the shareholders at the next annual meeting to continue the plan.

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

Incentive compensation plans

      The Company has several stock option plans most of which were adopted in conjunction with the merger of General Scanning, Inc. in 1999. The principal plans under which stock options are outstanding are the 1992

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plan of GSI (“1992 Option Plan”) and the 1995 Stock Option Plan of Lumonics (“1995 Award Plan”). As of the date of this Form 10-K, the 1995 Award Plan is the only Company stock option plan under which new options may be granted.

      At December 31, 2004, 500,157 options to purchase common shares and nil options to purchase common shares of common stock remained outstanding under the 1992 Option Plan and the Key Option Plan, respectively. No additional options will be granted under either the 1992 Option Plan or the Key Option Plan. Outstanding options under these two plans vest over periods of one to four years beginning on the date of grant. The options expire over a period of two to ten years beginning at the date of grant.

      The 1995 Award Plan was established in September 1995 by Lumonics Inc. for the benefit of employees (including contract employees), consultants, and directors of the Company. The exercise period of each option is determined by the Compensation Committee but may not exceed 10 years from the date of grant. A total of 6,906,000 awards have been authorized for issuance under the 1995 Plan. The 1995 Plan initially authorized the issuance of a maximum of 406,000 options to purchase common shares. The number of common shares reserved for issuance and to be issued under the 1995 Award Plan was increased over the years and on May 20, 2004 such number was increased from 4,906,000 to 6,906,000 shares; with all such increases being approved by the shareholders.

      In addition, the 1995 Award Plan was restated on May 20, 2004 to allow for the grant of restricted common shares and stock appreciation rights in addition to the grant of incentive stock options and non-qualified stock options (collectively, “awards”). Subject to the requirements of the 1995 Award Plan, the Compensation Committee or in lieu thereof, the Board of Directors, has the authority to select those directors, consultants, and employees to whom awards will be granted, the grant date, the number of options to be granted and other terms and conditions of the awards. The determination of the exercise price for incentive and non-qualified stock options was also changed as a result of the May 20, 2004 restatement. Prior to the restatement of the 1995 Award Plan, the exercise price of options granted must be equal to the closing price of the Company’s common shares on the Toronto Stock Exchange, or in lieu thereof, The Nasdaq Stock Market, on the day immediately preceding the date of grant. After the restatement, the exercise price for incentive and nonqualified stock options must be equal to the closing price of the Company’s common shares on the Toronto Stock Exchange, or in lieu thereof, The Nasdaq Stock Market, on the date of grant.

      With respect to any restricted shares granted under the 1995 Award Plan, the exercise price will be the market price as of the date of such grant. The exercise price of stock appreciation rights (“SAR”) will be an amount determined by the Compensation Committee, but in no event will such amount be less that the closing price of the common shares on the Toronto Stock Exchange on the date of grant, or in lieu thereof, the last closing price on The Nasdaq Stock Market, on the date of grant. If a SAR is granted in conjunction with an option or a portion thereof, the exercise price may not be less that the exercise price of the related option. Restricted shares will vest in equal amounts over four years unless otherwise specifically approved by the Compensation Committee. The Compensation Committee has the power to amend, modify, or terminate the 1995 Award Plan provided that the Participant’s rights are not materially adversely affected and subject to any approvals required under the applicable regulatory requirements. At December 31, 2004, 1,889,321 (2003 — 543,046) awards were available for grant under the 1995 Award Plan and 3,057,741 options to purchase common shares are outstanding. To date no restricted common shares and no SARs have been granted under the 1995 Award Plan.

      The Company also adopted outstanding warrants for the purchase of common stock issued to non-employee members of the General Scanning, Inc. Board of Directors under the 1995 Directors’ Warrant Plan of GSI. The warrants are subject to vesting as determined by a committee of the Board of Directors at the date of grant and expire ten years from the date of grant. During the year ended December 31, 2004, none were granted, cancelled, or exercised. At December 31, 2004, 51,186 warrants, of which all are exercisable,

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remain outstanding at prices ranging from $9.65 to $15.41 per share with the expiration dates ranging from 2006 through 2008. The warrants are included in the stock option activity table in this note.

      In July 1999, the Company offered employee option holders an exchange of one option for each two options outstanding with exercise prices over $9.00 or Cdn$13.32. Under this exchange 243,597 options with exercise price of $4.63 or Cdn$6.95 per share, the then-current market price of the stock, were granted with a new vesting schedule, and 487,194 options were cancelled. The Company is accounting for the replacement options as variable from July 1, 2000, in accordance with Financial Accounting Standard Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25, until the options are exercised, forfeited or expire unexercised. All outstanding options under this repricing will expire in July 2005, if not exercised before that time. During 2004, the Company recorded $64 thousand in compensation expense, which is included in its results of operation and as additional paid in capital.

      Stock option activity for the years ended December 31, 2004, 2003 and 2002 is presented below.

		Weighted
	Options	Avg. Exercise
	(thousands)	Price

Outstanding at December 31, 2001	3,633	$10.45
Granted	736	8.58
Exercised	(133)	4.78
Forfeited and expired	(560)	11.81

Outstanding at December 31, 2002	3,676	10.11
Granted	226	4.33
Exercised	(67)	5.95
Forfeited and expired	(374)	10.88

Outstanding at December 31, 2003	3,461	9.83
Granted	716	10.17
Exercised	(470)	5.68
Forfeited and expired	(98)	11.78

Outstanding at December 31, 2004	3,609	$10.43

Exercisable at December 31, 2004	2,563	$11.12

      The following summarizes outstanding and exercisable options outstanding on December 31, 2004:

	Options Outstanding			Exercisable Options

	Number	Weighted	Weighted	Number of	Weighted
	of	Average	Average	Options	Average
	Options	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Prices	(000’s)	Life	Price	(000’s)	Price

$ 3.71 to $ 8.22	616	3.1 years	$5.02	433	$5.02
$ 8.35 to $ 8.90	425	3.1 years	$8.41	222	$8.43
$ 8.93 to $ 8.93	729	2.3 years	$8.93	541	$8.93
$ 8.98 to $10.82	945	5.0 years	$10.03	511	$10.03
$11.14 to $14.66	374	3.0 years	$13.71	338	$13.84
$15.06 to $23.95	520	1.8 years	$18.96	518	$18.97

	3,609			2,563

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options outstanding include 146,400 options denominated in Canadian dollars with a weighted average exercise price of Canadian $16.27.

Employee Stock Purchase Plan

      The Company sponsors a non-compensatory Employee Stock Purchase Plan (the “Purchase Plan”) plan where eligible employees may choose to have up to 7% of their base earnings withheld to purchase the Company’s common shares. The Company will make open market purchases and/or issue treasury common shares to satisfy employee subscriptions under the Purchase Plan. The stock is purchased semi-annually at certain Purchase Plan defined dates at a price equal to the lower of 85% of the fair market value of a common share at the beginning of the offering period or 85% of the fair market value of a common share at the end of the offering period. Fair market value, as defined by the Purchase Plan, is the weighted average sale price of the shares for the five (5) day period preceding the grant date and the exercise date. During the two offerings in the period ended December 31, 2004, 51,347 shares were issued under the Purchase Plan at an average cost of $9.46 per share. During the two offerings in the period ended December 31, 2003, 74,379 shares were issued under the Purchase Plan at an average cost of $5.38 per share. The Purchase Plan was discontinued on December 31, 2004 after which no future purchases of common shares will be made in accordance with the Purchase Plan. The Company discontinued the Purchase Plan due to the limited number of shares available under the Purchase Plan. At December 31, 2004, 27,476 shares were available in the Purchase Plan.

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

      Pension and other benefit costs reflected in the consolidated statements of operations are based on the projected benefit method of valuation. Within the consolidated balance sheet, pension plan benefit liabilities are included in accrued compensation and benefits. The Company uses a November 30 measurement date for its pension plan.

      The net periodic benefit cost for the defined benefit pension plan was determined as follows:

	2004	2003	2002

Service cost	$—	$81	$216
Interest cost	1,021	931	837
Premiums and expenses	292	200	135
Expected return on plan assets	(867)	(671)	(814)
Recognized losses	1	183	—

Net Periodic Benefit Cost	$447	$724	$374

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The assumptions used to determine the net periodic benefit cost were as follows:

	2004	2003	2002

Weighted-average Discount Rate	6.5%	6.0%	7.0%
Weighted-average Rate of Compensation Increase	—	3.0%	4.0%
Weighted-average Long-Term Rate of Return on Plan Assets	6.5%	6.0%	7.0%

      The assumptions used to determine the accrued pension benefits (obligations) were as follows:

	2004	2003

Weighted-average Discount Rate	5.3%	6.5%
Weighted-average Rate of Compensation Increase	—	—
Rate of Inflation	3.0%	2.75%
Weighted-average Long-Term Rate of Return on Plan Assets	7.0%	6.5%

      The estimates are based on actuarially computed best estimates of pension asset long-term rates of return and long-term rate of obligation escalation. Variances between these estimates and actual experience are amortized over the employees’ average remaining service life.

      The most recent actuarial valuation of the plan was performed as at November 30, 2003. The extrapolation as at December 31 indicates the actuarial present value of the pension benefit obligation; the net assets available to provide for these benefits, at market value; and the funded status of the plan were as follows:

	2004	2003

Change in benefit obligation:
Projected benefit obligation at beginning of year	$15,331	$16,116
Service cost	—	81
Interest cost	1,021	931
Plan participants’ contributions	—	38
Actuarial changes in assumptions and experience	8,464	(2,261)
Benefits paid	(296)	(330)
Gain on curtailment of the plan	—	(814)
Foreign currency exchange rate changes	1,699	1,570

Projected benefit obligation at end of year	$26,219	$15,331

Accumulated benefit obligation	$26,219	$15,331

Change in plan assets:
Fair value of plan assets at beginning of year	$12,966	$11,080
Actual return on plan assets	1,499	916
Employer contributions	450	146
Plan participants’ contributions	—	38
Benefits paid	(296)	(330)
Foreign currency exchange rate changes	1,136	1,269
Other	(292)	(153)

Fair value of plan assets at end of year	$15,463	$12,966

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003

Funded Status and Net Amounts Recognized:
Excess of projected benefit obligation over plan assets	$10,756	$2,365
Unrecognized actuarial gain (loss)	(9,881)	(1,553)

Net amount recognized	$875	$812

Amount recognized in the balance sheet consists of:
Accrued compensation and benefits	$875	$812
Accrued minimum pension liability	9,881	1,553
Accumulated other comprehensive loss	(9,881)	(1,553)

Net amount recognized	$875	$812

      The increase in actuarial changes in assumptions and experience impacting the projected benefit obligation from 2003 to 2004 is primarily the result of a change in discount rate. In 2004, the discount rate of 5.3% was set to the yield on long dated AA rated UK corporate bonds. In 2003, the Company set the discount rate to be slightly higher than the yield on the long dated AA rated UK corporate bonds. The Company’s used a discount rate of 6.5% in 2003 and the yield on the long dated AA rated UK corporate bonds was approximately 6.0%. The change from 6.5% in 2003 to 5.3% in 2004 accounted for the bulk of the increase. In 2004, the Company chose to more closely reflect the true yield on the benchmark rate. The swing in the discount rates was further impacted by the strengthening of the British Pound Sterling against the U.S. dollar. The strengthening of the British Pound Sterling during 2004 contributed 11%, or $0.9 million, to the increase in the actuarial changes in assumptions and experience. Also during 2004, the valuation revealed that certain participant data needed adjusting.

      The Company’s pension plan asset allocations at December 31, 2004 and 2003 were as follows:

	2004	2003

Asset Category:
Equity securities	79%	84%
Debt securities	17	13
Real estate	—	—
Other	4	3

Total	100%	100%

      The following table reflects the total expected benefit payments to plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s benefit obligation at year-end.

Expected Benefit Payments:
2005	$316
2006	326
2007	336
2008	345
2009	355
Thereafter	$1,946

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company anticipates that the total expected contribution to the plan in 2005 to be approximately $357 thousand. It is the Company’s practice to fund the plan sufficient to meet the benefits while also allowing for future UK price inflation. The Company also funds the plan to meet the minimum required by UK laws.

      The Company’s subsidiary in Japan maintains a tax qualified pension plan. The plan a quasi defined benefit pension plan covers substantially all regular employees, under which the company deposits funds under various fiduciary-type arrangements and/or purchase annuities under group contracts. Benefits are based on years of service and the employee’s compensation at retirement. With less than twenty years of service to the Company, the benefit is paid out in a lump sum based on years of service and the employee’s compensation at retirement. With twenty or more years of service to the Company, the benefit is guaranteed for a certain number of years and is based on years of service and the employee’s compensation at retirement. Participants may under certain circumstances, receive a benefit upon termination of employment.

      The assumptions that are used to value the costs and obligations of the plan reflect the Japanese economic environment. The Company continues to fund the plan sufficient to meet current benefits as well as fund a certain portion of future benefits as permitted in accordance with regulatory authorities. An actuarial valuation of the plan was conducted as of December 31, 2004. Prior to this, the Company does not have an actuarial valuation of this plan.

      The net periodic benefit cost for the defined benefit pension plan was determined as follows:

2004

Service cost	$178
Interest cost	27
Premiums and expenses	—
Expected return on plan assets	(4)
Recognized losses	1

Net Periodic Benefit Cost	$202

      The assumptions used to determine the net periodic benefit cost were as follows:

2004

Weighted-average Discount Rate	2.0%
Weighted-average Rate of Compensation Increase	3.4%
Weighted-average Long-Term Rate of Return on Plan Assets	0.8%

      The assumptions used to determine the accrued pension benefit (obligation) were as follows:

2004

Weighted-average Discount Rate	2.0%
Weighted-average Rate of Compensation Increase	3.4%
Weighted-average Long-Term Rate of Return on Plan Assets	0.8%

      The estimates are based on actuarially computed best estimates of pension asset long-term rates of return and long-term rate of obligation escalation. Variances between these estimates and actual experience are amortized over the employees’ average remaining service life.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The most recent actuarial valuation of the plan was performed as at December 31, 2004 indicates the actuarial present value of the pension benefit obligation; the net assets available to provide for these benefits, at market value; and the funded status of the plan were as follows:

2004

Change in benefit obligation:
Projected benefit obligation at beginning of year	$1,383
Service cost	178
Interest cost	27
Plan participants’ contributions	—
Actuarial changes in assumptions and experience	(21)
Benefits paid	(71)
Gain on curtailment of the plan	—
Foreign currency exchange rate changes	51

Projected benefit obligation at end of year	$1,547

Change in plan assets:
Fair value of plan assets at beginning of year	$266
Actual return on plan assets	4
Employer contributions	171
Plan participants’ contributions	—
Benefits paid	(71)
Foreign currency exchange rate changes	14
Other	—

Fair value of plan assets at end of year	$384

Funded Status and Net Amounts Recognized:
Excess of projected benefit obligation over plan assets	$1,163
Unrecognized actuarial gains	23
Unamortized amount	(1,004)

Net accrued pension liability recognized	$182

Amount recognized in the balance sheet consists of:
Accrued compensation and benefits	$182
Accrued minimum pension liability	—
Accumulated other comprehensive loss	—

Net amount recognized	$182

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s pension plan asset allocations at December 31, 2004 was as follows:

2004

Asset Category:
Equity securities	—%
Debt securities	—
Real estate	—
Other	100

Total	100%

      The Company anticipates that the total expected contribution to the plan in 2005 to be approximately $106 thousand. The objective of the plan asset are to preserve principal and are invested in insurance related investments. There was no significant change in the investment strategy of this plan during 2004.

Defined Contribution Plans

      The Company has defined contribution employee savings plans in Canada, the United Kingdom, and the United States. In the United States, the provisions of Section 401(k) of the Internal Revenue Code under which its United States employees may make contributions govern the plan. The Company matches the contributions of participating employees on the basis of percentages specified in each plan. Company matching contributions to the plans were $2.5 million in 2004 (2003 — $1.6 million; 2002 — $1.9 million).

8.	Income Taxes

	2004	2003	2002

Income (loss) from continuing operations before income taxes:
Canadian	$1,927	$(1,459)	$(17,173)
International	43,059	(389)	(19,532)

Total	$44,986	$(1,848)	$(36,705)

      Details of the income tax provision (benefit) are as follows:

	2004	2003	2002

Current
Canadian	$451	$640	$(2,676)
International	18,449	(366)	(10,572)

	18,900	274	(13,248)
Deferred
Canadian	(85)	(3,834)	1,942
International	(15,300)	3,882	2,325

	(15,385)	48	4,267

Income tax provision (benefit)	$3,515	$322	$(8,981)

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The income tax provision (benefit) reported differs from the amounts computed by applying the Canadian rate to income (loss) before income taxes. The reasons for this difference and the related tax effects are as follows:

	2004	2003	2002

Expected Canadian tax rate	37.0%	37.0%	38.6%
Expected income tax provision (benefit)	$16,645	$(684)	$(14,168)
Non-deductible expenses	(121)	(55)	195
International tax rate differences	(779)	52	(141)
Change in valuation allowance	(14,138)	1,821	9,791
Losses and temporary differences the benefit of which has not been recognized	1,600	1,803	(4,488)
Previously recognized provisions no longer required	(204)	(2,662)	—
Other items	512	47	(170)

Reported income tax provision (benefit)	$3,515	$322	$(8,981)

      Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities as at December 31 are as follows:

	2004	2003

Deferred tax assets
Operating tax loss carryforwards	$25,005	$19,109
Compensation related deductions	1,910	1,854
Tax credits	7,439	6,505
Restructuring and other accrued liabilities	4,634	5,335
Deferred revenue	668	834
Inventory	3,644	1,565
Tax effect of UK pension liability	3,227	710
Book and tax differences on fixed assets	1,206	405
Intangibles	3,175	1,774
Share issue costs	—	322

Total deferred tax assets	50,908	38,413
Valuation allowance for deferred tax assets	(19,450)	(24,385)

Net deferred income tax assets	$31,458	$14,028

Deferred tax liabilities
Book and tax differences on fixed assets	$—	$(1,879)
Amortization of intangibles	(11,521)	—

Total deferred tax liabilities	$(11,521)	$(1,879)

Allocated as follows:
Net deferred income tax assets — short-term	13,094	5,507
Net deferred income tax assets — long-term	18,364	8,521
Net deferred income tax liabilities — long-term	(11,521)	(1,879)

Net deferred income tax assets	$19,937	$12,149

      The Company recorded a tax provision of $3,515,000 during the 2004 fiscal year.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In determining our fiscal 2004, and 2003 tax provisions under SFAS No. 109, “Accounting for Income Taxes”, management determined the deferred tax assets and liabilities for each separate tax entity. Management then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred assets. In 2004, we reversed a $14.1 million valuation allowance for a jurisdiction because sufficient positive evidence existed to support its reversal.

      We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located. We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the third quarter of the subsequent year.

      The Company has provided a valuation allowance of $19.5 million against losses in the parent company and subsidiaries with an inconsistent history of taxable income and losses due to the uncertainty of their realization. In addition, the Company has provided a valuation allowance on foreign tax credits, due to the uncertainty of generating foreign earned income to claim the tax credits. The Company believes it is more likely than not that the remaining deferred tax assets will be realized principally through future taxable income and carry backs to taxable income in prior years and tax planning strategies. If actual results differ from those expected, or if we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by taking a charge to the consolidated statements of operations, which may have a material adverse effect on our results of operations. The Company is always subject to audit by tax authorities and has accrued for probable expenses. Actual assessments may differ materially from amounts accrued.

      At December 31, 2004, the Company had loss carry forwards of approximately $73.7 million available to reduce future years’ income for tax purposes. Of this amount, approximately $2.0 million expires between 2004 and 2006, $22.9 million expires between 2007 and 2010, $9.4 million expires between 2020 and 2023 and $39.4 million can be carried forward indefinitely. At December 31, 2004, the Company had tax credits of approximately $7.4 million available to reduce future year’s income for tax purposes. Of this amount, approximately $1.7 million expires between 2007 and 2010, $3.2 million expires between 2011 and 2020, $0.5 million expires in 2023 and $2.0 million can be carried forward indefinitely.

      During the year ended December 31, 2004, the Company recognized a corporate tax deduction associated with the exercise of employee stock options. The tax benefit associated with these option exercises is approximately $0.6 million and has been included as a separate component of additional paid-in capital.

      The Company has an affiliate in a jurisdiction that has been granted a tax holiday through 2006. This is not material to the Company’s results of operations.

      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $85.2 million at December 31, 2004. The Company has not recorded a provision for withholding tax on undistributed earnings of foreign subsidiaries, as the Company currently has no plans to repatriate those earnings. Determination of the amount of unrecognized deferred tax liabilities is not practicable because of the complexities associated with its hypothetical calculation.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     American Jobs Creation Act of 2004

      The American Jobs Creation Act of 2004, enacted on October 22, 2004 (the “Jobs Act”), provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. Our cash balances are held in numerous locations throughout the world, including amounts held outside the United States. Most of the amounts held outside the United States could not be repatriated to the United States and would not be subject to the law defined under the American Jobs Creation Act of 2004, as the Company is Canadian incorporated and the majority of our foreign locations are wholly owned by the Canadian corporation. There are no plans to repatriate any amount of cash relative to our foreign entity owned by the US. Repatriation of some foreign balances is restricted by local laws.

      Income taxes paid during 2004 were $13.3 million (2003 — $1.4 million; 2002 — $1.7 million).

9.	Related Party Transactions

      Richard B. Black is a director of the Company and is also the President and Chief Executive Officer of ECRM, Inc. ECRM manufactures laser systems equipment for the printing and publishing industry. Westwind Air Bearings Inc. (“Westwind US”) was acquired by GSI Lumonics Corporation, a wholly owned subsidiary of the Company, in December, 2003 and was merged into GSI Lumonics Corporation, in June 2004. ECRM purchased $0.1 million of equipment from the Westwind US and the Westwind business unit of GSI Lumonics Corporation in 2004.

      The Company recorded $5.6 million as sales to Sumitomo Heavy Industries Ltd., a significant shareholder, in the year ended December 31, 2004 (2003 — $4.8 million and 2002 — $2.3 million) at amounts and terms approximately equivalent to third party transactions. Receivables from Sumitomo Heavy Industries Ltd. of $0.6 million and $1.3 million at both December 31, 2004 and 2003, respectively, are included in accounts receivable on the balance sheet.

      On February 23, 2000, the Company entered into an agreement with V2Air LLC relating to the use of V2Air LLC’s aircraft for Company purposes. V2Air LLC is owned by the Company’s President and Chief Executive Officer, Charles D. Winston. Pursuant to the terms of such agreement, the Company is required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the year ended December 31, 2004, the Company reimbursed V2Air LLC approximately $142,000 (2003 — $131,000 and 2002 — $145,000) under the terms of such Agreement.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Restructuring and other

	Year Ended December 31,

	2004	2003	2002

Restructuring charges	$573	$3,392	$6,448
Reversal of restructuring charges	—	(164)	—

Total restructuring charges	573	3,228	6,448

Other — royalties	—	(217)	(276)
Other — write-off of notes receivable	—	563	—
Other — write-off of unused fixed assets	—	485	—
Other — legal settlements	—	—	(745)

Total other	$—	$831	$(1,021)

     Restructuring charges

      Several significant markets for our products had been in severe decline from 2000 through early 2003 and the Company responded by streamlining operations to reduce fixed costs.

      During fiscal 2000, the Company took restructuring charges resulting from the Company’s decision to exit the high powered laser product line that was produced in its Rugby, United Kingdom facility. As part of this restructuring the Company recorded a charge for excess capacity at a leased facilities in Munich, Germany where high power laser systems operations were conducted. Additionally, for our Farmington Hills, Michigan and Maple Grove, Minnesota facilities, we accrued an anticipated loss on our contractual obligations to guarantee the value of the buildings. This charge of $6.0 million was estimated as the excess of our cost to purchase the buildings over their estimated fair market value. Additionally, in the fourth quarter of fiscal 2001, the Company took an additional charge for excess capacity in the German facility. The lease costs primarily related to future contractual obligations under operating leases, net of expected sublease revenue on leases that the Company cannot terminate. The restructuring is complete, except for costs that are expected to be paid on the leased facilities in Munich, Germany (lease expiration January 2013) and Nepean, Ontario (lease expiration January 2006). The remaining provision balance for restructuring charges taken in 2000 and 2001 was $0.1 million at both December 31, 2003 and December 31, 2004.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Cumulative cash payments of approximately $4.4 million and non-cash draw-downs of $1.8 million have been applied against the provisions taken in 2002, resulting in a remaining provision balance of $0.2 million at December 31, 2004. The only remaining restructuring accrual is expected to be completely utilized during January 2013 at the end of the lease term for the Munich, Germany facility. The Company estimated the restructuring charge for the Munich, Germany facility based on contractual payments required on the lease for the unused space, less what is expected to be received for subleasing. Because this is a long-term lease that extends until 2013, the Company will draw-down the amount accrued over the life of the lease. Future sublease market conditions may require the Company to make further adjustments to this restructuring reserve.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The result of this restructuring activity was the establishment of our three new primary business segments: Components Group, Laser Group and Laser Systems Group. In addition, it also provided improved working capital management, which substantially reduced investment in receivables and inventories.

     2003

      To align the distribution and service groups with our business segments, beginning in the first quarter of 2003 the Company commenced a restructuring plan that is expected to significantly reduce these operations around the world and to consolidate these functions at the Company’s manufacturing facilities. As part of this plan during all of 2003, the Company provided for severance and termination benefits of approximately $1.5 million for 32 employees in Germany, France, Italy and Belgium and $0.1 million for closing its Paris, France office. The $1.5 million of severance and termination benefits is net of $0.2 million of reversals during 2003.

      Also, the Company closed its office in Hong Kong and terminated 7 employees from that location. Additionally, the Company terminated 8 employees in other offices in Asia Pacific. Associated with these actions taken in 2003, the Company recorded restructuring charges of $0.1 million consisting of severance and lease and contract termination charges of $0.2 million.

      Although the Company does not report restructuring by segment, SFAS 146 requires disclosure of restructuring activities by segment. The alignment of the service and distribution groups described above is primarily related to our Laser Systems segment. Total costs incurred, net of reversals noted above, were $1.9 million. All costs were incurred during 2003.

      As part of its review of the restructuring actions taken in prior years, during 2003 the Company took an additional $0.3 million restructuring charge for the anticipated loss on the market value of the Farmington Hills, Michigan and Maple Grove, Minnesota facilities, on which the Company first took a restructuring charge in 2000, as noted above. Also, the Company took an additional charges of $0.3 million in 2003 to write-down the net book value of the Kanata, Ontario facility to its estimated fair market value. The Company had previously written down the Kanata, Ontario facility in 2002, as noted above. In the fourth quarter of 2003, the Company recorded an additional restructuring provision of $0.7 million for the Munich, Germany facility. This additional charge was necessary in light of the continued decline in the commercial real estate lease rates in that market as compared to our lease rate and the longer time anticipated to find a subtenant. The lease on the Munich office continues through January 2013. As the commercial real estate market is difficult to predict, the Company will continue to evaluate the restructuring accrual associated with the Munich office and will adjust the provisions as required.

      Cumulative cash payments of approximately $1.9 million and non-cash draw-downs of $0.7 million and reversal of expense of $0.1 million have been applied against the provisions taken in 2003, resulting in a remaining provision balance of $0.7 million as at December 31, 2004, which is related to the accrual on the Munich office.

     2004

      During the fourth quarter of 2004, the Company evaluated the previous restructuring accruals that it had made related to the excess space in the Munich facility. It was determined that an additional charge of $0.6 million was needed due to continued softness in the Munich commercial market. The Company estimated the restructuring charge for the Munich, Germany facility based on contractual payments required on the lease for the unused space, less the amount expected to be received for subleasing the facility. Because this is a long-term lease that extends until 2013, the Company will draw-down the amount accrued over the life of the lease. Future sublease market conditions may require the Company to make further adjustments to this restructuring reserve. The remaining provision balance of at December 31, 2004 is $0.6 million.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes changes in the restructuring provision.

	Severance	Facilities	Other	Total

		(In millions)
Provision at December 31, 2001	$0.9	$8.0	$—	$8.9
Charges during 2002	2.8	3.1	0.5	6.4
Cash payments 2002	(2.5)	(1.6)	(0.5)	(4.6)
Non-cash draw-down 2002	—	(1.9)	—	(1.9)

Provision at December 31, 2002	1.2	7.6	—	8.8
Charges during 2003	1.8	1.6	—	3.4
Reversals during 2003	(0.2)	—	—	(0.2)
Cash payments 2003	(2.8)	(7.1)	—	(9.9)
Non-cash draw-down 2003	—	(0.7)	—	(0.7)

Provision at December 31, 2003	—	1.4	—	1.4
Charges during 2004	—	0.6	—	0.6
Cash payments 2004	—	(0.4)	—	(0.4)

Provision at December 31, 2004	$—	$1.6	$—	$1.6

     Other

      During 2003, the Company wrote-off approximately $0.6 million on notes receivable from Robotic Vision Systems Inc. (“RVSI”). Because of the default in payment of the notes receivable in March 2003, the Company terminated RVSI’s rights to use the technology and has pursued an injunction to prevent RVSI from utilizing or licensing the Company’s technology. Additionally, the Company recorded a benefit during 2003 of approximately $0.2 million for royalties earned on a divested product line and earned as part of a litigation settlement agreement. In 2003, the Company recorded a charge of approximately $0.5 million to write-off excess and unused equipment.

      During 2002, the Company recorded a net benefit of $0.7 million related to two litigation settlements. During 2002, the Company earned $0.3 million in royalties related to a divested product line.

11.	Commitments and Contingencies

     Operating leases

      The Company leases certain equipment and facilities under operating lease agreements. Most of these lease agreements expire between 2005 and 2013. In the United Kingdom where it is more common, the Company has leases that extend through 2106. The facility leases require the Company to pay real estate taxes and other operating costs. The rent on certain leases are subject to escalation clauses in future years. For the year ended December 31, 2004, lease expense was approximately $4.2 million (2003 — $3.2 million, 2002 — $3.5 million).

      The Company had leased two facilities under operating lease agreements that expired in June 2003. The leases had provided for a residual value guarantee by the Company of the first 85% of any loss the lessor may have incurred on its $19.1 million investment in the buildings. This would have become payable by the Company upon the termination of the transaction. In June 2003, the Company exercised its option to purchase the facilities for $18.9 million. There is no longer a residual value guarantee in connection with these leases. The properties were purchased for $18.9 million, but had an estimated fair market value of $12.5 million. Accruals that were recorded for these anticipated losses were used to offset the difference. The Farmington

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hills, Michigan facility and the Maple Grove, Minnesota facility are included in property, plant and equipment at December 31, 2003 and December 31, 2004.

      Minimum lease payments under operating leases expiring subsequent to December 31, 2004 are:

2005	$4,232
2006	2,835
2007	2,343
2008	1,257
2009	852
Thereafter	23,154

Total minimum lease payments	$34,673

      The Company has sublease agreements on certain facilities and will receive $2.7 million from 2005 to 2014.

      On February 11, 2005 the Company, entered into a lease for the entire Farmington Hills, Michigan building. The term of the lease is sixty-six months with right to renew for an additional sixty months. The rent due under the lease is $3.9 million over 66 months beginning September 1, 2005.

     Recourse receivables

      In Japan, where it is customary to do so, the Company discounts certain customer notes receivable at a bank with recourse. The Company’s maximum exposure was $0.8 million at December 31, 2004 (2003 — $1.3 million). The book value of the recourse receivables approximates fair value. During 2004, the Company received cash proceeds relating to the discounted receivables of $5.1 million (2003 — $2.9 million). Recourse receivables are included in accounts receivable on the balance sheet.

     Legal proceedings and disputes

      The Company’s French subsidiary is subject to a claim by a customer of its French subsidiary that a Laserdyne 890 system, which was delivered in 1999, had unresolved technical problems that resulted in the customer’s loss of revenue and profit, plus the costs to repair the machine. In May 2001, the Le Creusot commercial court determined that the Company had breached its obligations to the customer and that it should be liable for damages. An expert appointed by the Le Creusot commercial court had filed an initial report, which estimated the cost to repair the machine at approximately French Franc 0.8 million (or approximately US$0.2 million). In the third quarter of 2003, the Company was notified that the customer is seeking cost of repairs, damages and lost profits of Euro 1.9 million (approximately US$2.6 million). In July 2004, a court appointed expert reviewed the monetary request and determined that the amount should be Euro $0.9 million (or approximately $1.2 million). The Le Creusot commercial court is reviewing the amount requested by the customer and the expert opinion, but has not rendered a decision on the claim amount. The judgment(s) against the Company’s customers and (iii) the findings in a countersuit that the patents that are the basis for the litigation are unenforceable and invalid, although these findings are being appealed; the Company does not believe that the outcome of any of these claims individually will have a material adverse effect upon the Company’s financial condition or results of operations. No assurances can be given, however, that these or similar claims, if successful and taken in the aggregate would not have a material adverse effect upon the Company’s financial condition or results of operations.

      Because of the default in payment of the notes receivable in March 2003, the Company terminated RVSI’s rights to use the technology and has pursued an injunction to prevent RVSI from utilizing or licensing the Company’s technology.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Guarantees and Indemnifications

      In the normal course of our operations, we execute agreements that provide for indemnification and guarantees to counterparties in transactions such as business dispositions, the sale of assets, sale of products and operating leases. Additionally, the by-laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which he or she is involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. These indemnities and guarantees are routine and customary in the industry.

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

      Historically, we have not made any significant payments under such indemnifications. At December 31, 2004 and December 31, 2003, nothing has been accrued in the consolidated balance sheet with respect to these indemnification undertakings.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash equivalents, short-term and long-term investments

      At December 31, 2004, the Company had $48.3 million invested in cash equivalents denominated in United States dollars with maturity dates between January 1, 2005 and March 10, 2005. At December 31, 2003, the Company had $49.7 million invested in cash equivalents denominated in United States dollars with maturity dates between January 2, 2004 and March 4, 2004. At December 31, 2004 and 2003, cost approximates fair value.

      At December 31, 2004 the Company had $3.0 million in short-term investments and $5.0 million in long-term investments invested in United States dollars with maturity dates between February 3, 2005 and December 31, 2005. These are recorded at fair value based upon market quotes. At December 31, 2004, the unrealized gain (loss) on the short-term and long-term investments was not material. As discussed in Note 4 to the financial statements, $5.0 million of long-term investments are pledged as collateral for the Bank of America pledge agreement at December 31, 2004. At December 31, 2003 the Company had $39.6 million in short-term investments and $3.1 million in long-term investments invested in United States dollars with maturity dates between January 6, 2004 and November 23, 2004. As discussed in Note 4 to the financial statements, $5.0 million of short-term investments were pledged as collateral for the Fleet (now known as Bank of America) pledge agreement at December 31, 2003. Also, included in long-term investments at December 31, 2004 and 2003 is a minority equity investment in a private United Kingdom company valued at GBP 0.4 million (approximately $0.7 million and $0.6 million at December 31, 2004 and 2003, respectively) that was purchased as part of the assets acquired in the Spectron acquisition. This is recorded at cost. The Company does not exercise significant control over this investment. It is not practicable to determine the fair value of this investment and there have been no indicators of impairment.

Derivative financial instruments

      The Company only uses derivatives for hedging purposes. The following is a summary of the Company’s risk management strategies and the effect of these strategies on the Company’s consolidated financial statements.

      The Company uses derivatives to manage exposures to changes in foreign currency exchange rates associated with forecasted sales transactions. Currency forwards and swaps are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended or expected to occur and any previously unrealized hedging gains or losses recorded in other comprehensive income are immediately recorded to earnings. Earnings impacts for all designated hedges are recorded in the consolidated statement of operations generally on the same line item as the gain or loss on the item being hedged. The Company records all derivatives at fair value as assets or liabilities in the consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument. Effective January 1, 2003, the Company removed the designation of all short-term hedge contracts from their corresponding hedge relationships. Accordingly, such contracts are recorded at fair value with changes in fair value recognized currently in income starting January 1, 2003, instead of included in accumulated other

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income. Unrealized gains on these contracts included in accumulated other comprehensive income at December 31, 2003 are recognized in the same periods as the underlying hedged transactions. Although the Company now marks-to-market short-term hedge contracts to the statement of operations, the Company does not intend to enter into hedging contracts for speculative purposes.

      At December 31, 2004, the Company had twelve United States dollars to British Pound Sterling forward exchange contracts to purchase $8.6 million United States dollars and three Yen to United States dollars forward exchange contracts to purchase $11.5 million United States dollars with a combined aggregate fair value loss of $0.1 million included in foreign exchange transaction gains (losses). Additionally, the Company had one long-term currency swap contract, with a maturity date in December 2005, in exchange for Yen valued at $8.7 million United States dollars with an aggregate fair value loss of $1.7 million after-tax recorded in accumulated other comprehensive income. At December 31, 2003, the Company had one long-term currency swap contract valued at $8.7 million United States dollars with an aggregate fair value loss of $1.5 million after-tax recorded in accumulated other comprehensive income with a maturity date in December 2005.

13.	Segment Information

General description

      The Company manages its business to reflect its three core businesses: components, lasers and laser systems. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution. There were no changes in the structure of the segments during 2004 or 2003.

      The president and chief executive officer has been identified as the chief operating decision maker (“CODM”) in assessing the performance of the segments and the allocation of resources to the segments. The CODM evaluates financial performance based on measures of profit or loss from operations before income taxes excluding the impact of amortization of purchased intangibles, acquired in-process research and development, restructuring and other, gain (loss) on sale of assets and investments, interest income, interest expense, and foreign exchange transaction gains (losses). Certain corporate-level operating expenses, including corporate marketing, finance, and administrative expenses, are not allocated to operating segments. Intersegment sales are based on negotiated prices between segments to approximate market prices. All intersegment profit, including any unrealized profit on ending inventories, is eliminated on consolidation. The accounting policies of the segments are the same as those described in note 1.

      The Company’s operations include three reportable operating segments: the Components segment (Components); the Laser segment (Laser Group); and the Laser Systems segment (Laser Systems).

Components Group

      The Company’s component products include technologies for precision motion and motion control focused in niche markets. The products are designed and manufactured at the Company’s facilities in Billerica and Natick, Massachusetts, Moorpark, California, Poole, England, and Suzhou, China, and a design facility in Lafayette, Colorado. The products are sold directly, or in some territories, through distributors, to original equipment manufacturers (“OEMs”). Products include optical scanners and subsystems for applications in materials processing, test and measurement, alignment, inspection, displays, imaging, graphics, vision, rapid prototyping, and medical use. The Components Group also manufactures printers for certain medical end products such as defibrillators, patient care monitors and cardiac pacemaker programmers, as well as optical subsystems used in medical imaging. The Company also manufactures precision optics for OEM customers in the aerospace and semiconductor industries. The encoder division of DRC, which was integrated into the Billerica manufacturing operations in 2003, supplies industrial feedback devices for motion control systems in

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

both linear and rotary applications. The acquisition of Westwind in December 2003 expanded the Company’s capabilities to include designing, producing and selling high speed rotary motion components based on advanced air bearings technology. Principal markets include electronics, data storage, imaging, industrial and semiconductor. The acquisition of MicroE in May 2004 further enhanced the Company’s technology base with design and manufacturing capability for high precision motion control applications in data storage, electronics, test and measurement, semiconductor, industrial automation and medical markets.

Laser Group

      The Company designs and manufactures a wide range of lasers at our Rugby, United Kingdom facility for sale to OEMs and systems integrators in specific market niches. Certain lasers are used in the Company’s laser systems. The Laser Group derives significant revenues from providing parts and technical support for lasers in its installed base at customer locations. These lasers are used in high accuracy precision material processing applications (cutting, welding and drilling) in electronics, aerospace, medical, light industrial and automotive markets. The lasers are sold worldwide directly in North America and the United Kingdom, and through distributors in Europe, Japan, Asia Pacific and China. Sumitomo Heavy Industries (a significant shareholder of the Company) is our distributor in Japan. In addition to our continued development of our existing laser range, in May 2003 we acquired specific assets of Spectron Ltd., a United Kingdom company, which specializes in the manufacture and sale of low power diode pumped and lamp pumped lasers, which are predominantly used in marking applications. This acquisition was successfully incorporated into the existing operations of the Laser Group on the site in Rugby during the second and third quarters of 2003.

Laser Systems Group

      The Company’s laser systems, which are designed and manufactured at our Wilmington, Massachusetts facility, are sold both directly and through representatives and distributors, to end users, including semiconductor integrated device manufacturers and wafer processors, as well as electronic component and assembly manufacturers. The Laser Systems Group derives significant revenues from parts sales and service to its installed base. Specific applications include laser repair to improve yields in the production of dynamic random access memory chips (“DRAMs”); permanent marking systems for silicon wafers and individual dies for traceability and quality control; electronic circuit processing for linear and mixed signal devices and certain passive components; and inspection of solder paste and component placement on printed circuit boards (“PCBs”).

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segments

      Information on reportable segments is as follows:

	Year Ended December 31,

	2004	2003	2002

Sales
Components	$152,726	$73,762	$70,436
Laser Group	47,383	33,412	23,748
Laser Systems	146,581	82,687	65,906
Intersegment sales elimination	(16,678)	(4,300)	(1,020)

Total	$330,012	$185,561	$159,070

Profit (loss) from operations before income taxes
Components	$27,739	$15,665	$16,763
Laser Group	2,341	1,071	(5,010)
Laser Systems	40,332	8,042	(18,732)

Total by segment	70,412	24,778	(6,979)
Unallocated amounts:
Corporate expenses	18,204	19,148	19,754
Amortization of purchased intangibles	5,951	5,657	5,135
Acquired in-process research and development	390	—	—
Restructuring	573	3,228	6,448
Other	—	831	(1,021)

Income (loss) from operations	$45,294	$(4,086)	$(37,295)

      The CODM does not review asset information on a segmented basis and the Company does not maintain assets on a segmented basis, therefore a breakdown of assets by segments is not included.

Geographic segment information

      The Company attributes revenues to geographic areas on the basis of the bill to customer location. Not infrequently, equipment is sold to large international companies which may be headquartered in Asia-Pacific, but the sales of our systems are billed and shipped to locations in the United States. These sales are therefore reflected in United States totals in the table below. Long-lived assets, which include property, plant and

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment, intangibles and goodwill, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside.

	Year Ended December 31,

	2004		2003		2002

	Sales	% of Total	Sales	% of Total	Sales	% of Total

	(In millions $, except %)
Revenues from external customers:
United States	$137.5	42%	$91.8	49%	$94.7	59%
Canada	1.6	1	1.6	1	1.9	1
Latin and South America	1.4	—	1.1	1	1.2	1
Europe	53.2	16	27.4	15	25.8	16
Japan	76.0	23	36.1	19	23.5	15
Asia-Pacific, other	60.3	18	27.6	15	12.0	8

Total	$330.0	100%	$185.6	100%	$159.1	100%

	As at December 31,

	2004	2003

Long-lived assets and goodwill:
USA	$85,636	$32,063
Canada	2,066	2,931
Europe	38,662	40,741
Japan	665	799
Asia-Pacific, other	530	433

Total	$127,559	$76,967

Major Customers

      In 2004, one customer in our Laser Systems segment accounted for 10.2%, or $33.8M, of our total sales. No other customers in 2004 and no customers in 2003 or 2002 exceeded 10% of the Company’s revenues.

14.	Differences between United States and Canadian Generally Accepted Accounting Principles (GAAP)

      Significant differences between United States and Canadian GAAP are described below.

(a)	Income taxes

      This represents the tax effect of adjustments to arrive at Canadian GAAP.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(f)	Shareholders’ Equity and Retained Earnings

      In 1994, the shareholders of Lumonics approved a reduction of the stated capital and deficit under Canadian GAAP totaling $40 million under the provisions of the Business Corporations Act (Ontario). This concept does not exist under U.S. GAAP, therefore at the time of merger between Lumonics and General Scanning for U.S. GAAP, this was not allowed.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net income (loss)

			For the Years Ended

				Restated(d)	Restated(d)
			December 31,	December 31,	December 31,
	Ref.		2004	2003	2002

Net income (loss) — as reported in U.S. GAAP			$41,471	$(2,170)	$(27,724)
Differences due to:
• Differences in depreciation and amortization resulting from different merger accounting methods	(b	)	802	3,548	3,363
• Stock compensation recorded under fair value method	(d	)	(4,404)	(2,706)	(3,612)
• Stock compensation recorded as a result of variable accounting	(d	)	(64)	208	—
• Differences in tax expenses	(a	)	(397)	—	(3,100)

Net income (loss) — Canadian GAAP			$37,408	$(1,120)	$(31,073)

Net income (loss) per common share — basic — Canadian GAAP			$0.91	$(0.03)	$(0.76)
Net income (loss) per common share — diluted — Canadian GAAP			$0.89	$(0.03)	$(0.76)

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected balance sheet accounts where differences exist between U.S. and Canadian GAAP

	December 31, 2004				December 31, 2003

								Restated(d)
	As			Canadian	As			Canadian
	Reported	Ref.	Amount	GAAP	Reported	Ref.	Amount	GAAP

Property, plant and equipment cost	76,824	(b)	30,849	107,673	75,287	(b)	30,850	106,137
Accumulated depreciation	(26,604)	(b)	(30,849)	(57,453)	(22,305)	(b)	(30,740)	(53,045)

Property, plant and equipment, net	50,220	(b)	—	50,220	52,982	(b)	110	53,092

Future tax assets	18,364	(a)	(2,714)	15,650	8,521	—	—	8,521
Intangible assets, patents and acquired technology, net of accumulated amortization	50,989	(b)	(445)	50,544	23,985	(b)	(1,357)	22,628
Income taxes payable	4,045	(a)	(2,317)	1,728	3,232	—	—	3,232
Accrued minimum pension liability	9,881	(c)	(9,881)	—	1,553	(c)	(1,553)	—
Shareholders’ equity common shares	308,669	(b),(f)	(67,310)	241,359	305,512	(b),(f)	(67,310)	238,202
Additional paid in capital (contributed surplus)	3,289	(d)	9,419	12,708	2,800	(d)	4,951	7,751
Retained earnings (accumulated deficit)	(1,969)	(a),(b),(d),(f)	42,931	40,962	(43,440)	(b),(d),(f)	46,994	3,554
Accumulated other comprehensive income (loss) (Accumulated foreign currency translation adjustments for Canadian GAAP)	(4,426)	(c),(e)	23,999	19,573	(4,084)	(c),(e)	15,671	11,587

Total shareholders’ equity	305,563		9,039	314,602	260,788		306	261,094

GSI LUMONICS INC.

SUPPLEMENTARY FINANCIAL INFORMATION

(United States GAAP and in thousands of United States dollars, except share amounts)
(Unaudited)

	Three Months Ended

	December 31,	October 1,	July 2,	April 2,
	2004	2004	2004	2004

	(Unaudited)
Sales	$79,951	$90,671	$84,537	$74,853
Gross profit	31,083	37,098	35,518	29,740
Net income	8,595	12,123	11,814	8,939
Net income per common share:
Basic	$0.21	$0.29	$0.29	$0.22
Diluted	$0.21	$0.29	$0.28	$0.21

      In the fourth quarter of 2004, the Company made certain adjustments to reconcile its goods that were received but not yet invoiced account. The Company does not believe that the adjustments would have a material effect on prior quarters or years.

	Three Months Ended

	December 31,	September 26,	June 27,	March 28,
	2003	2003	2003	2003

	(Unaudited)
Sales	$54,879	$44,881	$44,682	$41,119
Gross profit	21,454	16,644	15,639	14,740
Net income (loss)	2,501	550	(3,555)	(1,666)
Net income (loss) per common share:
Basic	$0.06	$0.01	$(0.09)	$(0.04)
Diluted	$0.06	$0.01	$(0.09)	$(0.04)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      Nothing reportable under this item.

Item 9A.	Controls and Procedures

      We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

      Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2004.

      An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal controls over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. That evaluation did not identify any change in our internal controls over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as this term is defined in Exchange Act Rules 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

      Our management has not conducted an assessment of the internal control over financial reporting of our wholly-owned subsidiary, MicroE Systems Corp. (“MicroE”), or MicroE’s subsidiary. We completed the acquisition of MicroE on May 14, 2004, and it was not possible to conduct a complete assessment of MicroE’s internal control over financial reporting in the period between the completion of the acquisition and the date of our management’s assessment of our internal control over financial reporting. Our conclusion in this Annual Report on Form 10-K regarding the effectiveness of our internal control over financial reporting as of December 31, 2004 does not include the internal controls over financial reporting of MicroE and its subsidiary. Included in our consolidated financial statements was operations of MicroE since May 14, 2004, which amounted to approximately 6% of revenues for the year ended December 31, 2004. Additionally, MicroE’s total net assets as of December 31, 2004 were approximately $61 million, or 20% of consolidated net assets.

      Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GSI Lumonics Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that GSI Lumonics Inc. maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GSI Lumonics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MicroE Systems Corp (“MicroE”), which is included in the 2004 consolidated financial statements of GSI Lumonics Inc. and constituted 20% of net assets as of December 31, 2004 and 6% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at MicroE because GSI Lumonics Inc. completed the acquisition of MicroE on May 14, 2004, and it was not possible to conduct a complete assessment of MicroE’s internal control over financial reporting. Our audit of internal control over financial reporting of GSI Lumonics Inc. also did not include an evaluation of the internal control over financial reporting of MicroE Systems Corp.

In our opinion, management’s assessment that GSI Lumonics Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, GSI Lumonics Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31,2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of December 31, 2004 and 2003 of GSI Lumonics Inc and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chartered Accountants

Ottawa, Canada

March 14, 2005

Item 9B.     Other Information

      Nothing reportable under this item.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

      The information required by this Item with respect to directors is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders (the “2005 Proxy Statement”) which is to be filed with the Securities and Exchange Commission (or SEC) pursuant to Regulation 14A on or about April 28, 2005.

Executive Officers

      The information required by this Item with respect to executive officers is incorporated herein by reference to the Company’s 2005 Proxy Statement, which is to be filed with the SEC pursuant to Regulation 14A on or about April 28, 2005.

Promoters and Control Persons

      The information required by this Item with respect to promoters and control persons is incorporated herein by reference to the Company’s 2005 Proxy Statement, which is to be filed with the SEC pursuant to Regulation 14A on or about April 28, 2005.

Reports of Beneficial Ownership

      The information required by this Item is incorporated herein by reference to the Company’s 2005 Proxy Statement, which is to be filed with the SEC pursuant to Regulation 14A on or about April 28, 2005.

Code of Ethics

      The information required by this Item is incorporated hereby by reference to the Company’s 2005 Proxy Statement, which is to be filed with the SEC on or about April 28, 2005.

Item 11.	Executive Compensation

      The information required by this Item is incorporated herein by reference to the Company’s 2005 Proxy Statement which is to be filed with the SEC pursuant to Regulation 14A on or about April 28, 2005.

      Equity Compensation Plan Information — The information required by this Item is incorporated herein by reference to the Company’s 2005 Proxy Statement which is to be filed with the SEC pursuant to Regulation 14A on or about April 28, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated herein by reference to the Company’s 2005 Proxy Statement which is to be filed with the SEC pursuant to Regulation 14A on or about April 28, 2005.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference to the Company’s 2005 Proxy Statement which is to be filed with the SEC pursuant to Regulation 14A on or about April 25, 2005.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item is incorporated herein by reference to the Company’s 2005 Proxy Statement which is to be filed with the SEC pursuant to Regulation 14A on or about April 28, 2005.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

List of Exhibits

      See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

Exhibit
Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 27, 1998, by and among the Registrant, Grizzly Acquisition Corp., New Grizzly Acquisition Corp. and General Scanning, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules referred to in the Merger Agreement are omitted. The Registrant hereby undertakes to furnish a supplemental a copy of any omitted Schedule to the Commission upon request.(3)
2.2	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of February 29, 2000, by and between Alexandria Real Estate Equities, Inc., and General Scanning, Inc., including amendments.(7)
2.3	Asset Purchase Agreement, dated as of August 19, 2000, between GSI Lumonics Life Science Trust, GSI Lumonics Trust, Inc. and Packard BioScience Company.(6)
2.4	Agreement for the sale and purchase of the whole of the issued share capital of Westwind Air Bearings Limited and Westwind Air Bearings Inc.(14)
2.5	Agreement and Plan of merger dated as of April 12,2004 by and among GSI Lumonics Inc., Motion Acquisition Corporation and MicroE Systems Corp.(16)
3.1	Certificate and Articles of Continuance of the Registrant dated March 22, 1999.(3)
3.2	By-Law No. 1 of the Registrant.(3)
10.1	1981 Stock Option Plan of GSI.(1)
10.2	1992 Stock Option Plan of GSI.(1)
10.3	1995 Directors’ Warrant Plan of GSI.(1)
10.4	1994 Key Employees and Directors Stock Option Plan of the Registrant.(3)
10.5	GSI Lumonics Inc. Employee Stock Purchase Plan.(10)
10.6	Loan Agreement among General Scanning, Inc., GSI Lumonics Corporation and Fleet National Bank dated June 28, 2002.(12)
10.7	Secured Revolving Time Note between General Scanning, Inc. and Fleet National Bank dated June 28, 2002.(12)
10.8	Security Agreement between General Scanning, Inc. and Fleet National Bank dated June 28, 2002.(12)
10.9	Second Restatement of the GSI Lumonics Inc. 1995 Equity Incentive Plan.(17)
10.10	Lease dated July 15, 1997, as amended to date, between GSI and The Wilmington Realty Trust.(2)
10.11	Settlement Agreement dated June 12, 1998 between GSI and Robotic Vision Systems, Inc.(3)
10.12	OEM Supply Agreement between the Registrant and Sumitomo Heavy Industries, Ltd. dated August 31, 1999.(4)
10.13	Agreement of Purchase and Sale of property between the Registrant and Marcomm Fibre Optics, Inc. dated March 7, 2003.(13)
10.14	Agreement of Purchase and Sale of Property between the Registrant and NegotiArt Inc. dated June 20, 2003.(15)
10.15	First Amending Agreement to the Agreement Purchase and Sale between the Registrant and NegotiArt Inc. dated October 1, 2003.(15)
10.16	Employment agreement between the Registrant and Charles D. Winston dated January 1, 2004(15)
10.17	Form of Stock Option Agreement For Executive Officers(18)

Exhibit
Number	Description

10.18	Form of Executive Retirement And Severance Benefits Agreement(19)
10.19	Lease Agreement GSI Lumonics Corporation and SEWS-DTC, INC.(19)
21.1	Subsidiaries of the Registrant. *
23.1	Consent of Independent Registered Public Accounting Firm. *
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Canadian Supplement. *

(1)	Incorporated by reference to the Registration Statement of General Scanning, Inc. on Form S-1, filed August 11, 1995.

(2)	Incorporated by reference to the Annual Report on Form 10-K of General Scanning, Inc. for the year ended December 31, 1997.

(3)	Incorporated by reference to the Registration Statement on Form S-4/ A (Amendment No. 2) of Lumonics Inc., filed February 11, 1999.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 4, 2000.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 16, 2000.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2001.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2001.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 16, 2001.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2002.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 10, 2003.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 13, 2004.

(17)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on August 18, 2004.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 10, 2004.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2005.

*	Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Lumonics Inc., has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI LUMONICS INC.

By:	/s/ CHARLES D. WINSTON

Charles D. Winston
President and Chief Executive Officer

Date: March 16, 2005

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

Signature	Title	Date

/s/ CHARLES D. WINSTON Charles D. Winston	Director, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ THOMAS R. SWAIN Thomas R. Swain	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ RICHARD B. BLACK Richard B. Black	Director	March 16, 2005

/s/ PAUL F. FERRARI Paul F. Ferrari	Chairman of the Board of Directors	March 16, 2005

/s/ PHILLIP A. GRIFFITHS Phillip A. Griffiths	Director	March 16, 2005

/s/ BYRON O. POND Byron O. Pond	Director	March 16, 2005

/s/ BENJAMIN J. VIRGILIO Benjamin J. Virgilio	Director	March 16, 2005

GSI LUMONICS INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Charged
	Balance at	(Benefit) to	Established		Exchange	Balance
	Beginning	Costs and	From		Rate	at End
Description	of Period	Expenses	Acquisitions	Deductions	Changes	of Period

Year ended December 31, 2002
Allowance for doubtful accounts	$3,034	$209	$—	$(752)	$190	$2,681
Year ended December 31, 2003
Allowance for doubtful accounts	$2,681	$687	$1,931	$(1,074)	$240	$4,465
Year ended December 31, 2004
Allowance for doubtful accounts	$4,465	$(842)	$188	$(1,451)	$110	$2,470