Form 10-Q
period 2005-04-01
GSI LUMONICS INC
filed 2005-05-11
CIK 1076930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No  ☐

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☒    No   ☐

     As at April 29, 2005, there were 41,498,772 shares of the Registrant’s common stock, no par value, issued and outstanding.

GSI LUMONICS INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

GSI LUMONICS INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	April 1, 2005	December 31, 2004

ASSETS
Current
Cash and cash equivalents (note 8)	$74,360	$82,334
Short-term investments (note 8)	7,959	2,995
Accounts receivable, less allowance of $1,500 (December 31, 2004 — $2,470) (note 7, 10)	53,341	60,314
Income taxes receivable (note 11)	3,665	2,287
Inventories (note 3)	62,783	60,319
Deferred tax assets (note 11)	14,897	13,094
Other current assets (note 3)	8,130	10,311

Total current assets	225,135	231,654
Property, plant and equipment, net of accumulated depreciation of $27,889 (December 31, 2004 — $26,604)	48,558	50,220
Deferred tax assets (note 11)	16,696	18,364
Other assets (note 3)	2,775	2,906
Long-term investments (note 8)	5,667	5,681
Intangible assets, net of amortization of $2,581 (December 31, 2004 — $2,139) (note 2, 3)	17,571	18,152
Patents and acquired technology, net of amortization of $27,145 (December 31, 2004 — $25,883) (note 2, 3)	31,396	32,837
Goodwill (note 2, 3)	26,350	26,350

	$374,148	$386,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$16,176	$18,462
Income taxes payable (note 11)	1,959	4,045
Accrued compensation and benefits	9,891	13,160
Other accrued expenses (note 3)	19,088	21,327

Total current liabilities	47,114	56,994
Deferred compensation	2,702	2,178
Deferred tax liabilities (note 11)	11,201	11,521
Other liability	83	27
Accrued minimum pension liability (note 12)	9,860	9,881

Total liabilities	70,960	80,601
Commitments and contingencies (note 10)
Stockholders’ equity (note 6)
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 41,489,107 (December 31, 2004 — 41,449,270)	308,859	308,669
Additional paid-in capital	3,227	3,289
Accumulated deficit	(1,859)	(1,969)
Accumulated other comprehensive loss	(7,039)	(4,426)

Total stockholders’ equity	303,188	305,563

	$374,148	$386,164

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	Three Months Ended

	April 1, 2005	April 2, 2004

Sales	$64,841	$74,853
Cost of goods sold	41,893	45,113

Gross profit	22,948	29,740
Operating expenses:
Research and development	6,460	4,759
Selling, general and administrative	15,380	13,484
Amortization of purchased intangibles	1,752	1,549
Other (note 9)	197	—

Total operating expenses	23,789	19,792

Income (loss) from operations	(841)	9,948
Loss on sale of investments	—	(15)
Interest income	392	179
Interest expense	4	(28)
Foreign exchange transaction gains (losses)	618	(260)

Income before income taxes	173	9,824
Income tax provision (note 11)	63	885

Net income	$110	$8,939

Net income per common share:
Basic	$0.00	$0.22
Diluted	$0.00	$0.21
Weighted average common shares outstanding (000’s)	41,464	40,951
Weighted average common shares outstanding for diluted net income per common share (000’s)	41,825	42,114

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(U.S. GAAP and in thousands of U.S. dollars)

	Three Months Ended

	April 1, 2005	April 2, 2004

Cash flows from operating activities:
Net income	$110	$8,939
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on sale of investments	—	15
Loss on long lived asset	197	—
Depreciation and amortization	3,578	3,746
Unrealized loss on derivatives	56	—
Stock-based compensation	(62)	51
Deferred income taxes	(398)	(2,570)
Changes in current assets and liabilities:
Accounts receivable	6,264	(9,159)
Inventories	(3,063)	(6,881)
Other current assets	2,027	564
Accounts payable, accruals, taxes (receivable) payable and other liabilities	(9,896)	11,783

Cash provided by (used in) operating activities	(1,187)	6,488
Cash flows from investing activities:
Additions to property, plant and equipment	(898)	(277)
Proceeds from the sale and maturities of investments	3,000	47,620
Purchases of investments	(7,976)	(26,491)
Decrease in other assets	102	3

Cash provided by (used in) investing activities	(5,772)	20,855
Cash flows from financing activities:
Issue of share capital from the exercise of stock options	191	328

Cash provided by financing activities	191	328
Effect of exchange rates on cash and cash equivalents	(1,206)	291

Increase (decrease) in cash and cash equivalents	(7,974)	27,962
Cash and cash equivalents, beginning of period	82,334	64,035

Cash and cash equivalents, end of period	$74,360	$91,997

The accompanying notes are an integral part of these financial statements.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

1.  Basis of Presentation

     These unaudited interim consolidated financial statements have been prepared by GSI Lumonics Inc. in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the U.S. for interim financial statements and the rules and regulations promulgated by the U.S. Securities and Exchange Commission, including the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements reflect all adjustments and accruals, consisting only of adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of financial position and results of operations for the periods presented. The consolidated financial statements include the accounts of GSI Lumonics Inc. and its wholly-owned subsidiaries (the Company). Intercompany transactions and balances have been eliminated. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.  The amounts are stated in thousands of U.S. dollars, unless otherwise indicated.

     A reconciliation of the differences between United States and Canadian generally accepted accounting principles (GAAP) is presented in note 14.

Comparative Amounts

     Certain prior year amounts have been reclassified to conform to the current year presentation in the financial statements and notes as of and for the three months ended April 1, 2005. These reclassifications had no effect on the previously reported results of operations or financial condition.

2.  Acquisitions

   Purchases

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Fair Value at Acquisition Date

(In millions)
Accounts receivable	$4.6
Inventories	2.0
Property, plant and equipment	0.4
Deferred tax assets	5.1
Other assets	0.1
Accounts payable and other accrued expenses	(3.8)
Other liabilities	(0.2)
Deferred tax liability	(12.3)
Intangible assets	31.9
Goodwill	26.3
Purchased in-process research and development	0.4

Total purchase price	$54.5

     The estimated fair value of intangible assets acquired were recorded as follows:

	Estimated Fair Value at Acquisition Date	Estimated Useful Life

	(In millions)	(In years)
Customer relationships	$8.6	8
Tradename	3.0	15
Acquired technology	20.3	10

Total intangible assets	$31.9

     The fair value of the assets acquired and liabilities assumed is less than the purchase price, resulting in goodwill. This goodwill is assigned to the Company’s Components segment. The acquisition of MicroE was structured in such a manner that the Company is not expected to receive any tax benefit from the amortization of intangibles nor is the goodwill deductible. As such, in accordance with US GAAP, a deferred tax liability based on estimated tax rates has been established with a corresponding increase to goodwill. An estimated in-process research and development charge of $0.4 million was recorded in the second quarter of 2004 for purchased in-process technology related to development projects that have not reached technological feasibility, have no alternative future use, and for which successful development is uncertain. The Company’s consolidated results of operations have included MicroE activity as of the closing date of May 14, 2004. The addition of MicroE’s products and technology will complement the Company’s existing portfolio of enabling precision motion component and subsystems. Pro forma results of operations, as if the purchase had occurred at the beginning of the fiscal year 2004, are presented below.

Pro Forma Combined (Unaudited) Three Months Ended April 2, 2004

Sales	$82,506
Net income	$9,648
Net income per common share: Basic	$0.24
Net income per common share: diluted	$0.23
Weighted average shares outstanding: Basic	40,951
Weighted average shares outstanding: Diluted	42,114

     The above pro forma information reflects the amortization of intangible assets acquired for one quarter. The pro forma information excludes the one-time charge of $0.4 million for purchased in-process technology related to development projects that have not reached technological feasibility, have no alternative future use, and for which successful development is uncertain. This in-process technology charge was recorded during the second quarter of 2004. Also, excluded from the pro forma results is $1.2 million of costs related to the acquisition that MicroE incurred prior to the acquisition date.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Supplementary Balance Sheet Information

     The following tables provide details of selected balance sheet accounts.

Inventories

	April 1, 2005	December 31, 2004

Raw materials	$22,707	$27,634
Work-in-process	12,998	12,092
Finished goods	21,573	16,567
Demo inventory	5,505	4,026

Total inventories	$62,783	$60,319

Other Assets

	April 1, 2005	December 31, 2004

Short term other assets:
Prepaid VAT and VAT receivable	$2,195	$3,966
Other prepaid expenses	3,816	4,079
Other current assets	2,119	2,266

Total	$8,130	$10,311

Long term other assets:
Deposits and other	$648	$780
Mortgage receivable	2,127	2,126

Total	$2,775	$2,906

Intangible Assets

	April 1, 2005		December 31, 2004

	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Patents and acquired technology	$58,541	$(27,145)	$58,720	$(25,883)

Accumulated amortization	(27,145)		(25,883)

Net Patents and acquired technology	$31,396		$32,837

	April 1, 2005		December 31, 2004

	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Customer relationships	$14,306	$(1,643)	$14,407	$(1,245)
Trademarks and trade names	5,846	(938)	5,884	(894)

Total cost	20,152	$(2,581)	20,291	$(2,139)

Accumulated amortization	(2,581)		(2,139)

Net intangible assets	$17,571		$18,152

Goodwill

     The Company accounts for goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Accrued Expenses

	April 1, 2005	December 31, 2004

Accrued warranty	$5,532	$5,880
Deferred revenue	2,020	1,997
Accrued audit	2,170	1,521
VAT payable	638	2,750
Accrued restructuring (note 9)	1,355	1,552
Unrealized loss on currency swap and hedge contracts	1,403	1,986
Accrual for recourse receivable	1,698	767
Other	4,272	4,874

Total	$19,088	$21,327

Accrued Warranty

	For the Three Months Ended April 1, 2005	For the Three Months Ended April 2, 2004

Balance at the beginning of the period	$5,880	$4,571
Charged to costs of goods sold	1,720	1,664
Use of provision	(2,021)	(1,181)
Foreign currency exchange rate changes	(47)	66

Balance at the end of the period	$5,532	$5,120

      The Company generally warrants its products for a period of up to 12 months for material and labor to repair and service the system. A provision for the estimated cost related to warranty is recorded at the time revenue is recognized.  The estimate of costs to service the warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claims or increased costs associated with servicing those claims, revisions to the estimated warranty liability would be made.

4.  New Accounting Pronouncements

  Inventory Costs

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that abnormal expenditures be recognized as expenses in the current period. SFAS 151 also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition, but does not expect SFAS 151 to have a material impact.

  Share-Based Payment

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and which supersedes APB 25. SFAS 123R requires the determination of the fair value of all share-based payments to employees, including grants of employee stock options, and the recognition of the related expense over the period in which the service is received. SFAS 123R was to be effective for the first interim or annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the Securities and Exchange Commission announced that it would allow for phased-in implementation of SFAS 123R.  In accordance with this new implementation time frame, the Company is required to adopt SFAS 123R no later than January 1, 2006. The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition. Under SFAS 123R,

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS 123R allows the use of both closed form models (e.g., Black-Scholes Model) and open form models (e.g., lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. The transition methods include modified prospective and modified retroactive adoption options. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested awards that were granted prior to the effective date should continue to be accounted for in accordance with Statement 123 except that the fair value compensation cost must be recognized in the statement of operations. Under the modified retrospective approach, the previously-reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. Additionally, SFAS 123R requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. The Company is evaluating the requirements of SFAS 123R, but the Company expects that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption, the model that the Company will use or the effect of adopting SFAS 123R. Additionally, the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123, included in note 6 to the financial statements. The total expense recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards.

  Exchanges of Nonmonetary Assets

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The Company does not expect SFAS 153 will have a material impact on its consolidated results of operations or financial condition.

  Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004

      In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Jobs Act provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. Our cash balances are held in numerous locations throughout the world, including amounts held outside the United States. Most of the amounts held outside the United States could not be repatriated to the United States and would not be subject to the law defined under the Jobs Act, as the Company is incorporated under the laws of New Brunswick, a Canadian province, and the majority of our foreign locations are wholly owned by the New Brunswick corporation. Repatriation of some foreign balances is restricted by local laws. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The deduction is subject to a number of limitations. As provided for in FSP No. 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. The Company does not expect FSP 109-2 to have a material impact on its consolidated results of operations or financial condition.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Conditional Asset Retirement Obligations

     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective January 1, 2006, with early adoption allowed. The Company does not expect FIN 47 to have a material impact on its consolidated results of operations or financial condition, as it does not currently have any asset retirement obligations.

5.  Bank Indebtedness

     At both April 1, 2005 and December 31, 2004, the Company had no lines of credit but had two bank guarantees in British Pounds Sterling and Euros with National Westminster Bank, (“NatWest”), and Deutsche Bank respectively, for a total amount of available credit of $0.1 million and $0.2 million at April 1, 2005 and December 31, 2004, respectively. The NatWest bank guarantee for letters of credit, which are used for VAT and duty purposes in the United Kingdom, is valued at $38 thousand for both April 1, 2005 and December 31, 2004. The Deutsche Bank guarantee of $110 thousand and $116 thousand for April 1, 2005 and December 31, 2004, respectively, is for our Munich, Germany office lease. At both April 1, 2005 and December 31, 2004, pursuant to a security agreement between the Company and Bank of America, marketable securities included in long term investments totaling $5.0 million had been pledged as collateral for the Bank of America pledge agreement.

6.  Stockholders’ Equity

Capital Stock

     The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During the three months ended April 1, 2005 and April 2, 2004, 39,837 and 48,819, respectively, common shares were issued pursuant to exercised stock options for proceeds of approximately $0.2 million and $0.3 million, respectively.

Accumulated Other Comprehensive Income (Loss)

     The following table provides the details of accumulated other comprehensive loss at:

	April 1, 2005	December 31, 2004

Unrealized gain on investments, net of tax of nil	$2	—
Accumulated foreign currency translations	2,819	$5,455
Accrued minimum pension liability, net of tax of nil	(9,860)	(9,881)

Total accumulated other comprehensive loss	$(7,039)	$(4,426)

     The components of comprehensive income (loss) are as follows:

	Three Months Ended

	April 1, 2005	April 2, 2004

Net income	$110	$8,939
Change in unrealized gain on investments, net of tax of nil	2	165
Change in accrued minimum pension liability, net of tax of nil	21	(63)
Foreign currency translation adjustments	(2,636)	2,860

Comprehensive income (loss)	$(2,503)	$11,901

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net income per common share

     Basic net income per common share was computed by dividing net income by the weighted-average number of common shares outstanding during the period. For diluted net income per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method.

     Common and common share equivalent disclosures are:

	Three Months Ended

	April 1, 2005	April 2, 2004

	(In thousands)
Weighted average common shares outstanding	41,464	40,951
Dilutive potential common shares	361	1,163

Diluted common shares	41,825	42,114

Excluded from calculation stock options and warrants that would be anti-dilutive	1,837	809

     At April 1, 2005, the Company had options and warrants outstanding entitling holders to acquire up to 3,519,811 and 51,186 common shares, respectively. At April 2, 2004, the Company had options and warrants outstanding entitling holders to acquire up to 3,355,252 and 51,186 common shares, respectively.

Pro Forma Stock Based Compensation

     Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s net income and net income per share would have been decreased and the net loss and net loss per share would have been increased to the pro forma amounts below.

	Three Months Ended

	April 1, 2005	April 2, 2004

Net income:
As reported	$110	$8,939
Stock based compensation included in results of operations, net of related tax effects	(62)	51
Stock based compensation if fair value based method was applied, net of related tax effects	(652)	(597)

Pro forma income (loss)	$(604)	$8,393
Basic net income (loss) per share:
As reported	$—	$0.22
Pro forma	$(0.01)	$0.20
Diluted income (loss) per share:
As reported	$—	$0.21
Pro forma	$(0.01)	$0.20

     The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	April 1, 2005	April 2, 2004

Risk-free interest rate	3.88%	1.92%
Expected dividend yield	—	—
Expected life from date of grant	5.0 years	4.0 years
Expected volatility	60%	62%

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Related Party Transactions

     Richard B. Black, a director of the Company, is also the President and Chief Executive Officer of ECRM, Inc.  ECRM, Inc. purchased $46 thousand of equipment from the Westwind US and the Westwind business unit of GSI Lumonics Corporation in the three months ended April 1, 2005 and $23 thousand in the three months ended April 2, 2004 at amounts and terms approximately equivalent to third-party transactions.  Receivables from ECRM, Inc. of $31 thousand and nil as at April 1, 2005 and December 31, 2004, respectively, are included in accounts receivable on the balance sheet.

     The Company recorded sales revenue from Sumitomo Heavy Industries Ltd., a significant shareholder of the Company, of $1.5 million in the three months ended April 1, 2005 and $1.9 million in the three months ended April 2, 2004 at amounts and terms approximately equivalent to third-party transactions. Receivables from Sumitomo Heavy Industries Ltd. of $1.1 million and $0.6 million as at April 1, 2005 and December 31, 2004, respectively, are included in accounts receivable on the balance sheet.

     The Company has an agreement with V2Air LLC relating to the use of V2Air LLC’s aircraft for Company purposes. The Company’s President and Chief Executive Officer, Charles D. Winston owns V2Air LLC. Pursuant to the terms of the agreement, the Company is required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the three months ended April 1, 2005 and April 2, 2004, the Company reimbursed V2Air LLC $14 thousand and $48 thousand, respectively, under the terms of the agreement.

8.  Financial Instruments

Cash Equivalents, Short-term and Long-term Investments

     At April 1, 2005, the Company had $35.2 million invested in cash equivalents denominated in United States dollars with maturity dates between April 4, 2005 and May 19, 2005. At December 31, 2004, the Company had $48.3 million invested in cash equivalents denominated in United States dollars with maturity dates between January 1, 2005 and March 10, 2005. At both April 1, 2005 and December 31, 2004, cost approximates fair value.

     At April 1, 2005 the Company had $8.0 million in short-term investments and $5.0 million in long-term investments with maturity dates between June 2, 2005 and December 31, 2005.  At December 31, 2004 the Company had $3.0 million in short-term investments and $5.0 million in long-term investments with maturity dates between February 3, 2005 and December 31, 2005. These are recorded at fair value based upon market quotes. At both April 1, 2005 and December 31, 2004, the unrealized gain (loss) on the short-term and long-term investments was not material. As discussed in Note 5 to the financial statements, $5.0 million of long-term investments are pledged as collateral for the Bank of America pledge agreement at both April 1, 2005 and December 31, 2004.  Also, included in long-term investments at April 1, 2005 and December 31, 2004 is a minority equity investment in a private United Kingdom company valued at GBP 0.4 million (approximately $0.7 million at both April 1, 2005 and December 31, 2004) that was purchased as part of the assets acquired in the Spectron acquisition. This is recorded at cost. The Company does not have the ability to exercise significant control over this investment. It is not practicable to determine the fair value of this investment and there have been no indicators of impairment.

Derivative Financial Instruments

     The Company does not designate short-term contracts as hedges. Accordingly, such contracts are recorded at fair value with changes in fair value recognized currently in income, instead of included in accumulated other comprehensive income. Although the Company now marks-to-market short-term hedge contracts to the statement of operations, the Company does not enter into hedging contracts for speculative purposes. Long-term hedge contracts continue to be accounted for under methods allowed by SFAS 133, and changes in their fair value are included in accumulated other comprehensive income.  At April 1, 2005 there were six short-term United States dollars to British Pound Sterling forward exchange contracts to purchase $4.5 million outstanding with an aggregate fair value loss of $0.1 million recorded in foreign exchange transaction

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gains (losses). At December 31, 2004, the Company had twelve United States dollars to British Pound Sterling forward exchange contracts to purchase $8.6 million United States dollars and three Yen to United States dollars forward exchange contracts to purchase $11.5 million United States dollars with a combined aggregate fair value loss of $0.1 million included in foreign exchange transaction gains (losses).

     At April 1, 2005 and December 31, 2004, the Company had one forward contract for a long term intercompany transaction with a notional amount of $8.7 million that was designated as a cash flow hedge.  The Company records the effective portion of the gain or loss on this derivative instrument in accumulated other comprehensive income as a separate component of stockholders’ equity. The loss on the cash flow hedge instrument included in accumulated other comprehensive income was $1.3 million and $1.7 million at April 1, 2005 and December 31, 2004, respectively. These amounts are offset with the remeasurement on the hedged item, for a net amount of nil in accumulated other comprehensive income at April 1, 2005 and December 31, 2004. The Company reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item.

9.  Restructuring and Other

Restructuring Charges

     Several significant markets for our products had been in severe decline from 2000 through early 2003.  In response to the business environment, the Company restructured operations in an effort to bring costs in line with our expectations for sales of systems for the semiconductor and telecommunications markets. Our emphasis was predominantly on consolidating operations at various locations and reducing overhead. The Company incurred restructuring charges in each of the years from 2000 to 2003 as it continued to reduce and consolidate operations around the world.  In 2004, the Company evaluated accruals that it had made as part of prior restructuring actions. In the fourth quarter of 2004, it was determined that an additional charge of $0.6 million was needed for the excess space in the Munich facility due to continued softness in the Munich commercial market. The Company estimated the restructuring charge for the Munich, Germany facility based on contractual payments required on the lease for the unused space, less the amount expected to be received for subleasing the facility.  Future sublease market conditions may require the Company to make further adjustments to this restructuring reserve.  The Company has taken restructuring charges on this Munich facility in each of the years from 2000 through 2004.  As of December 31, 2004, the Company had $1.6 million remaining in the accruals related to all restructuring actions. Specifically, $1.5 million in accruals related to provisions for lease costs at our facility in Munich, Germany related primarily to future contractual obligations under operating leases, net of expected sublease income on a lease that expires in January 2013, which the Company cannot terminate, because this is a long-term lease that extends until 2013.  The Company will draw-down the amount accrued over the life of the lease.   The remaining  $0.1 million of the accrual relates to an amount for a leased facility in Nepean, Ontario originally recorded in 2001 for future contractual obligations under an operating lease, net of expected sublease income on such lease that the Company cannot terminate.  This lease expires in January 2006.  In the first quarter of 2005, the only restructuring activity related to payments under the leases noted above. At April 1, 2005, the remaining restructuring accrual of $1.4 million includes $1.3 million for the Munich office and $0.1 million for the Nepean lease.

     The following table summarizes changes in the restructuring provision included in other accrued expenses on the balance sheet.

Total

(In millions)
Provision at December 31, 2004	$1.6
Charges during the three months of ended April 1, 2005	—
Cash draw-downs during the three months of ended April 1, 2005	(0.2)

Provision at April 1, 2005	$1.4

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

     The Company entered into a purchase and sale agreement for its facility in Nepean, Ontario on March 17, 2005 and expects to close on the transaction during the second quarter.  Because the estimated sales proceeds are less than the net book value of the facility, the Company recorded a write-down of $0.2 million for the estimated loss on the expected sale of the Nepean facility during the first quarter of 2005.

10.  Commitments and Contingencies

Operating leases

      The Company leases certain equipment and facilities under operating lease agreements. Most of these lease agreements expire between 2005 and 2013. In the United Kingdom where longer leases are more common, the Company has land leases that extend through 2106. The facility leases require the Company to pay real estate taxes and other operating costs.  The rent on certain leases is subject to escalation clauses in future years.

Legal Proceedings and Disputes

      The Company’s French subsidiary is subject to a claim by a customer of its French subsidiary that a Laserdyne 890 system, which was delivered in 1999, had unresolved technical problems that resulted in the customer’s loss of revenue and profit, plus the costs to repair the machine. In May 2001, the Le Creusot commercial court determined that the Company had breached its obligations to the customer and that it should be liable for damages. An expert appointed by the Le Creusot commercial court had filed an initial report, which estimated the cost to repair the machine at approximately French Franc 0.8 million (or approximately US$0.2 million). In the third quarter of 2003, the Company was notified that the customer is seeking cost of repairs, damages and lost profits of Euro 1.9 million (approximately US$2.4 million). In July 2004, a court appointed expert reviewed the monetary request and determined that the amount should be Euro 0.9 million (or approximately $1.2 million). The Le Creusot commercial court is reviewing the amount requested by the customer and the expert opinion, but has not rendered a decision on the claim amount. The customer has not paid Euro 0.3 million (or approximately US$0.4 million) of the purchase price for the system, which the Company believes it may offset against any damages. The Company has fully reserved this receivable. At this time, it is not possible to estimate an amount that the Company may be required to pay regarding this action and nothing has been accrued.

     The Company has made claims for indemnification and breaches of warranty under the asset purchase agreement with Lumenis Ltd and Spectron Cosmetics Limited (formerly known as Spectron Laser Systems Limited) (collectively “Spectron”).  The Company is considering bringing a claim for issues around a certain product, which was acquired from Spectron, that turned out to have a defective part from a supplier.  In addition to this potential claim, the Company has smaller claims on other matters related to the purchase. As part of the asset purchase agreement, US$1.3 million was deposited into escrow for any potential claims by the Company.  The Company has given notice that it intends to claim the entire escrow balance.  The Company has recorded in other current assets a receivable of GBP 0.4 million (approximately US$0.7 million) for all indemnification claims and purchase price adjustments arising from the asset purchase from Spectron as part of its initial purchase accounting. No claims or potential claims by either the Company or customers are currently the subject of any legal proceeding. It is not possible to determine the amount of claims, if any, that we may ultimately receive, but we anticipate the amount that we have recorded as a receivable will be recovered. Additionally, it is not possible to determine any amounts that we may have to pay to satisfy customers impacted by the defective product, although we are pursuing Spectron for these amounts.

     During 2003, the Company wrote-off approximately $0.6 million on notes receivable from Robotic Vision Systems Inc. (“ RVSI”). Because of the default in payment of the notes receivable in March 2003, the Company terminated RVSI’s rights to use the technology and has pursued an injunction to prevent RVSI from utilizing or licensing the Company’s technology, which was granted.  RVSI has entered bankruptcy and certain of its assets have been sold, including those that could potentially use the Company’s technology.  The Company is in the process of negotiating with the purchaser of the assets to enter into a licensing agreement for use of the Company’s technology.  If this does not succeed the Company will pursue an injunction against the purchaser of RVSI assets from utilizing the Company’s technology.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     As the Company has disclosed since 1994, a party has commenced legal proceedings in the United States against a number of United States manufacturing companies, including companies that have purchased systems from the Company. The plaintiff in the proceedings has alleged that certain equipment used by these manufacturers infringes patents claimed to be held by the plaintiff. While the Company is not a defendant in any of the proceedings, several of the Company’s customers have notified the Company that, if the party successfully pursues infringement claims against them, they may require the Company to indemnify them to the extent that any of their losses can be attributed to systems sold to them by the Company. Due to (i) the relatively small number of systems sold to any one of the Company’s customers involved in this litigation, (ii) the low probability of success by the plaintiff in securing judgment(s) against the Company’s customers and (iii) the findings in a countersuit that the patents that are the basis for the litigation are unenforceable and invalid, although these findings are being appealed; the Company does not believe that the outcome of any of these claims individually will have a material adverse effect upon the Company’s financial condition or results of operations. No assurances can be given, however, that these or similar claims, if successful and taken in the aggregate, would not have a material adverse effect upon the Company’s financial condition or results of operations.

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

Recourse Receivables

     In Japan, where it is customary to do so, the Company discounts certain customer notes receivable at a bank with recourse. The Company’s maximum exposure was $1.7 million at April 1, 2005 and $0.8 million at December 31, 2004. The book value of the recourse receivables approximates fair value. Recourse receivables are included in accounts receivable on the balance sheet and the liability is included in accrued expenses.

Guarantees

     In the normal course of operations, the Company executes agreements that provide for indemnification and guarantees to counterparties in transactions such as business dispositions, the sale of assets, sale of products and operating leases. Additionally, the by-laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which he or she is involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. These indemnities and guarantees are routine and customary in the industry.

     These indemnification undertakings and guarantees may require the Company to compensate the counterparties for costs and losses incurred as a result of various events including breaches of representations and warranties, intellectual property right infringement, loss of or damages to property, environmental liabilities, changes in the interpretation of laws and regulations (including tax legislation) or as a result of litigation that may be suffered by the counterparties. Also, in the context of the sale of all or a part of a business, this includes the resolution of contingent liabilities of the disposed businesses or the reassessment of prior tax filings of the corporations carrying on the business.

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Historically, the Company has not made any significant payments under such indemnifications. At April 1, 2005 and December 31, 2004, nothing has been accrued in the consolidated balance sheet with respect to these indemnification undertakings.

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

     The Company’s operations involve a number of other risks and uncertainties including, but not limited to, the cyclicality of the semiconductor and electronics markets, the effects of general economic conditions, rapidly changing technology, and international operations.

11.  Income Taxes

     At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. The Company’s reported effective tax rate of 37.1% for the three months ended April 1, 2005, differed from the expected Canadian federal statutory rate, primarily due to discreet items in certain jurisdictions that increased the tax rate.

     As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income tax provision (benefit) in each of the jurisdictions in which it operates. This process involves estimating the current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheets.

     The Company records a valuation allowance to reduce its deferred tax assets for the amount that is not more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the allowance for the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the allowance for the deferred tax asset would be charged to income in the period such determination was made.

     Income taxes have not been provided for unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested by the Company.

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

     The table below sets forth the estimated net periodic cost of the Final Salary Plan of GSI Lumonics Ltd. United Kingdom Pension Scheme Retirement Savings Plan.

	Three Months Ended April 1, 2005	Three Months Ended April 2, 2004

Components of the net periodic pension cost:
Service cost	$—	$—
Interest cost	418	258
Expected return on plan assets	(267)	(218)
Amortization of unrecognized gain (loss)	99	—
Recognized actuarial gain (loss)	—	—

Net periodic pension cost	$250	$40

     The Company’s subsidiary in Japan maintains a tax qualified pension plan. The plan, a quasi-defined benefit pension plan, covers substantially all regular employees, under which the company deposits funds under various fiduciary-type arrangements and/or purchases annuities under group contracts. Benefits are based on years of service and the employee’s compensation at retirement. For employees with less than twenty years of service to the Company, the benefit is paid out in a lump sum based on years of service and the employee’s compensation at retirement. For employees with twenty or more years of service to the Company, the benefit is guaranteed for a certain number of years and is based on years of service and the employee’s compensation at retirement. Participants may under certain circumstances, receive a benefit upon termination of employment.

     The assumptions that are used to value the costs and obligations of the plan reflect the Japanese economic environment. The Company continues to fund the plan sufficiently to meet current benefits as well as to fund a certain portion of future benefits as permitted in accordance with regulatory authorities.

     The table below sets forth the estimated net periodic cost of the tax qualified pension plan.

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended April 1, 2005

Components of the net periodic pension cost:
Service cost	$53
Interest cost	7
Expected return on plan assets	(1)
Amortization of unrecognized gain (loss)	18
Recognized actuarial gain (loss)	—

Net periodic pension cost	$77

     It is not practicable to provide the components of the net periodic pension cost for the three months ended April 2, 2004 as an initial actuarial valuation was performed for the year ended December 31, 2004.

13.  Segment Information

     There have been no significant changes to the Company’s reportable operating segments since December 31, 2004. The Company’s operating segments are the same as those described in the Annual Report on Form 10-K.  Beginning with the first quarter of 2005, the Company and Chief Operating Decision Maker decided to include amortization of intangibles in the segments results of operations to reflect more fully expenses attributable to the businesses.  For comparative purposes, the Components and Laser Group segments’ operating income (loss) for the first quarter of 2004 has been restated to include amortization.   This change had no impact on the Company’s consolidated results of operations or its financial position. There is no amortization associated with the Laser Systems’ segment.  The amortization of purchased intangibles not allocated to a segment is related to amortization of intangibles from the merger of General Scanning and Lumonics.   The current business segment structure did not exist at the time of the merger, therefore it is impractical to allocate the amortization to a particular segment.

Segments

     Information on reportable segments is as follows:

	Three months ended

	April 1, 2005	April 2, 2004

Sales:
Components	$33,985	$33,357
Laser Group	10,261	11,699
Laser Systems	22,004	34,003
Intersegment sales elimination	(1,409)	(4,206)

Total	$64,841	$74,853

Segment income (loss) from operations:
Components	$3,297	$5,093
Laser Group	(711)	364
Laser Systems	1,623	9,534

Total by segment	4,209	14,991
Unallocated amounts:
Corporate expenses	4,827	4,183
Amortization of purchased intangibles not allocated to a segment	26	860
Other	197	—

Income (loss) from operations	$(841)	$9,948

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Management does not review asset information on a segmented basis and the Company does not maintain assets on a segmented basis, therefore a breakdown of assets by segments is not included.

Geographic Segment Information

     Revenues are attributed to geographic areas on the basis of the bill-to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific for example, but the sales of our systems are billed and shipped to locations in the United States for instance. In this example, these sales are therefore reflected in North America totals in the table below. Long-lived assets, which include property, plant and equipment,   intangibles and goodwill, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside.

	Three months ended

	April 1, 2005		April 2, 2004

	Sales (in millions)	% of Total	Sales (in millions)	% of Total

North America	$25.0	39%	$38.8	52%
Latin and South America	0.4	—	0.1	—
Europe (EMEA)	11.1	17	13.5	18
Japan	13.7	21	11.5	15
Asia-Pacific, other	14.6	23	11.0	15

Total	$64.8	100%	$74.9	100%

	April 1, 2005	December 31, 2004

Long-lived assets and goodwill:
USA	$84,226	$85,636
Canada	1,836	2,066
Europe	36,591	38,662
Japan	650	665
Asia-Pacific, other	572	530

Total	$123,875	$127,559

14.  Differences between United States and Canadian Generally Accepted Accounting Principles (GAAP)

     Significant differences between United States and Canadian GAAP are described below.

  (a) Cash Equivalents, Short and Long Term Investments

     Under U.S. GAAP, certain marketable investments, which are considered to be “available-for-sale” securities, are measured at market value, with the unrealized gains or losses included in comprehensive income. Under current Canadian GAAP, the concept of comprehensive income does not exist and these investments are measured at amortized cost.

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

  (c) Accrued Minimum Pension Liability

     Under U.S. GAAP, if the accumulated benefit obligation exceeds the market value of plan assets, a minimum pension liability for the excess is recognized to the extent that the liability recorded in the balance sheet is less than the minimum liability. This additional liability is charged to comprehensive income. Current Canadian GAAP has no such requirement to record a minimum liability and does not apply the concept of comprehensive income.

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

  (e) Income Taxes

     This represents the tax effect of adjustments to arrive at Canadian GAAP.

  (f) Accumulated Other Comprehensive Income (Loss) and Accumulated Foreign Currency Translation Adjustments

     U.S. GAAP requires the disclosure of comprehensive income which, for the Company, comprises net income under U.S. GAAP, changes in foreign currency translation amounts, unrealized gains or losses for the period less gains or losses realized during the period on “available-for-sale” securities, unrealized gains or losses for the period less gains or losses realized during the period on derivatives and the movement in the accrued minimum pension liability. The accumulation of these movements is recorded as a component of stockholders’ equity. The concept of comprehensive income is not applicable under current Canadian GAAP and the only amount that is included as a component of stockholders’ equity is accumulated foreign currency translation adjustments.

  (g) Shareholders’ Equity and Retained Earnings

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

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of U.S. and Canadian GAAP

     The letter references in the two tables below refer to the letters describing the significant differences in the accounting between U.S. and Canadian GAAP above. The difference in retained earnings (accumulated deficit) between U.S. and Canadian GAAP is an accumulation of all the differences in the results of operations from the merger date to the current time, plus the $40 million reduction of deficit noted in (g).

  Net income (loss)

		For the three months ended

	Reference	April 1, 2005	April 2, 2004

Net income — as reported in U.S. GAAP		$110	$8,939
Differences due to:
•Differences in depreciation and amortization resulting from different merger accounting methods	(b)	26	741
•Stock compensation recorded under fair value method	(d)	(652)	(597)
•Stock compensation recorded as a result of variable accounting	(d)	(62)	51
•Difference in tax expenses	(e)	(5)	—

Net income (loss) — Canadian GAAP		$(583)	$9,134

Net income (loss) per common share — basic — Canadian GAAP		$(0.01)	$0.22
Net income (loss) per common share — diluted — Canadian GAAP		$(0.01)	$0.22

GSI LUMONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected balance sheet accounts where differences exist between U.S. and Canadian GAAP

	April 1, 2005				December 31, 2004

	As Reported	Ref.	Amount	Canadian GAAP	As Reported	Ref.	Amount	Canadian GAAP

Cash and cash equivalents	$74,360	(a)	$(1)	$74,359	$82,334	(a)	—	$82,334
Short-term investments	7,959	(a)	(1)	7,958	2,995	(a)	—	2,995
Future tax assets, short term	14,897	(e)	(5)	14,892	13,094	(e)	—	13,094
Property, plant and equipment cost	76,447	(b)	30,849	107,296	76,824	(b)	30,849	107,673
Accumulated depreciation	(27,889)	(b)	(30,849)	(58,738)	(26,604)	(b)	(30,849)	(57,453)

Property, plant and equipment, net	48,558	(b)	—	48,558	50,220	(b)	—	50,220

Future tax assets, long term	16,696	(e)	(2,639)	14,057	18,364	(e)	(2,714)	15,650
Intangible assets, patents and acquired technology, net of accumulated amortization	48,967	(b)	(419)	48,548	50,989	(b)	(445)	50,544
Income taxes payable	1,959	(e)	(2,242)	(283)	4,045	(e)	(2,317)	1,728
Accrued minimum pension liability	9,860	(c)	(9,860)	—	9,881	(c)	(9,881)	—
Shareholders’ equity common shares	308,859	(b),(g)	(67,310)	241,549	308,669	(b),(g)	(67,310)	241,359
Additional paid in capital (contributed surplus)	3,227	(d)	10,133	13,360	3,289	(d)	9,419	12,708
Retained earnings (accumulated deficit)	(1,859)	(b),(d),(e), (g)	42,238	40,379	(1,969)	(b),(d),(e),(g)	42,931	40,962
Accumulated other comprehensive income (loss) (Accumulated foreign currency translation adjustments for Canadian GAAP)	(7,039)	(c),(f)	23,976	16,937	(4,426)	(c),(f)	23,999	19,573

Total shareholders’ equity	303,188		9,037	312,225	305,563		9,039	314,602

15.  Subsequent Event

     On May 2, 2005 the Company entered into a lease for the entire Maple Grove, Minnesota facility. The term of the lease is thirty-six months with right to renew for an additional five years. The rent due under the lease is $1.8 million over thirty-six months beginning May 2, 2005.

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

Overview

     GSI Lumonics supplies precision motion control components, lasers and laser-based advanced manufacturing systems to the global medical, semiconductor, electronics, and industrial markets.

Highlights for the Three Months Ended April 1, 2005

•	Sales for the quarter were $64.8 million, compared to $80.0 million in the fourth quarter of 2004 and $74.9 million in the first quarter of 2004.

•

Net income for the quarter was $0.1 million, or $0.00 per diluted share, compared to a net income of $8.6 million, or $0.21 per diluted share, in the fourth quarter of last year and a $8.9 million net income, or $0.21 per diluted share, in the first quarter of last year.

•

Bookings of orders were $62.4 million in the first quarter of 2005 compared to $63.6 million in the fourth quarter of 2004 and $88.3 million in the first quarter of 2004. Ending backlog was $58.9 million at April 1, 2005 as compared with $61.3 million at the end of the fourth quarter of 2004 and $92.0 million at the end of the first quarter of 2004.

•	Cash, cash equivalents, short-term investments and long-term marketable securities were $87.3 million (this includes $5.0 million pledged under a security agreement) at April 1, 2005.

Results of Operations

     The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended

	April 1, 2005	April 2, 2004

Sales	100.0%	100.0%
Cost of goods sold	64.6	60.3

Gross profit	35.4	39.7
Operating expenses:
Research and development	10.0	6.4
Selling, general and administrative	23.7	18.0
Amortization of purchased intangibles	2.7	2.1
Other	0.3	—

Total operating expenses	36.7	26.5

Income (loss) from operations	(1.3)	13.2
Interest income	0.6	0.2
Interest expense	—	—
Foreign exchange transaction gains (losses)	1.0	(0.3)

Income before income taxes	0.3	13.1
Income tax provision	0.1	1.2

Net income	0.2%	11.9%

  Three Months Ended April 1, 2005 Compared to Three Months Ended April 2, 2004

     Sales by Segment.  The following table sets forth sales in thousands of dollars by our business segments for the first quarter of 2005 and 2004.

	Three Months Ended

	April 1, 2005	April 2, 2004	Increase (Decrease)

Sales:
Components	$33,985	$33,357	$628
Laser Group	10,261	11,699	(1,438)
Laser Systems	22,004	34,003	(11,999)
Intersegment sales elimination	(1,409)	(4,206)	2,797

Total	$64,841	$74,853	$(10,012)

     Sales.  Sales for the three months ended April 1, 2005 decreased by $10.0 million or 13%, compared to the quarter ended April 2, 2004. Sales for the first quarter of 2005 include $5.7 million generated from the MicroE product lines.  The MicroE acquisition was completed in May 2004.

     Sales in the Components segment were $34.0 million in the first quarter of 2005 compared to $33.4 million in the same period in 2004, an increase of $0.6 million or 2%.  MicroE product line sales were $5.7 million in the first quarter of 2005.  MicroE was acquired in the second quarter of last year.  Excluding MicroE, sales decreased $5.1 million from the same period last year, due primarily to an anticipated lower volume of internal sales from the Components segment to the Laser Systems segment and decreases in PCB spindles sales, which were anticipated, both totaling $4.7 million.  There were smaller increases and decreases in other product lines, which together amounted to a $0.4 million decrease in sales in the first quarter of 2005 compared to the same quarter last year.

     Sales in the Laser Group segment in the first quarter of 2005 were $10.3 million, a decrease of  $1.4 million or 12% over $11.7 million in the first quarter last year. Decreases in sales from our Impact Laser and Spectron product lines comprised $0.8 million of the decrease over the same period last year. Decreases in sales of lasers to our Laser Systems segment contributed approximately $0.5 million to the decrease in sales. There were smaller increases and decreases in other product lines that comprised the remaining balance of the change in sales in the first quarter of 2005 compared to the first quarter of 2004.

     Sales in the Laser Systems segment were $22.0 million in the first quarter of 2005 as compared to $34.0 million in the same quarter last year.  In the first quarter of 2005, sales in the Laser Systems segment decreased by $12.0 million, or 35%, over sales in the same period last year primarily due to decreases in Circuit trim and Wafer trim  sales.  Together sales of these products decreased approximately $13.3 million from the same period in 2004.  However, Wafermarker and SVS sales were up $3.0 million from last year which helped to partially offset the overall decrease in sales in the first quarter of 2005 compared to the same quarter in 2004.  The remaining decrease of $1.7 million was a result of smaller increases and decreases in sales from other product lines for the first quarter of 2005 as compared to the same quarter in 2004.   Sales in our Laser Systems segment are heavily weighted to the semiconductor industry, which causes them to be very cyclical in nature, as that industry has periods of over or under capacity.

     Sales in our Corporate segment represent elimination of sales between our segments and is shown in the table above as intersegment sales elimination. There was a $2.8 million or 67% decrease in sales between segments for the three months ended April 1, 2005 as compared to the same period last year. This was a result of decreases in sales from our Components and Laser segments to our Laser Systems segment, which was in large part due to the reduced volume in the Laser Systems business.

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

Sales are attributed to these geographic areas on the basis of the bill-to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific for example, but the sales of our systems are billed and shipped to locations in the United States, although the equipment may eventually be installed in Asia-Pacific, for instance. In this example, these sales are therefore reflected in North America totals in the table below. The following table shows sales in millions of dollars to each geographic region for the first quarter of 2005 and 2004, respectively.

	Three Months Ended

	April 1, 2005		April 2, 2004

	Sales	% of Total	Sales	% of Total

	(In millions)		(In millions)
North America	$25.0	39%	$38.8	52%
Latin and South America	0.4	—	0.1	—
Europe (EMEA)	11.1	17	13.5	18
Japan	13.7	21	11.5	15
Asia-Pacific, other	14.6	23	11.0	15

Total	$64.8	100%	$74.9	100%

     Japan and Asia Pacific continue to be an area of growth and focus for the all of our segments.  With the addition of MicroE, sales to Japan and Asia-Pacific grew $3.3 million or 14.5% in the first quarter of 2005 over the same period in 2004.  The decrease in North American sales is mainly due to the decline in Wafer trim sales as a key customer reached full capacity in 2004.

     Backlog.  We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Order backlog at April 1, 2005 was $58.9 million compared to $92.0 million at April 2, 2004. Backlog is down primarily due to softness in the semiconductor and electronics markets, which are cyclical industries.

  Gross Profit.

     Gross Profit by Segment.  The following table sets forth gross profit in thousands of dollars by our business segments for the first quarter of 2005 and 2004, respectively.

	Three Months Ended

	April 1, 2005	April 2, 2004

Gross profit:
Components	$12,549	$11,312
Laser Group	2,602	3,292
Laser Systems	7,786	15,446
Intersegment sales elimination and other	11	(310)

Total	$22,948	$29,740

Gross profit %:
Components	36.9%	33.9%
Laser Group	25.4	28.1
Laser Systems	35.4	45.4
Intersegment sales elimination and other	(0.8)	7.4
Total	35.4%	39.7%

     Gross profit was 35.4% in the three months ended April 1, 2005 compared to 39.7% in the three months ended April 2, 2004. Gross profit percentage can be influenced by a number of factors including product mix, pricing, volume, third-party costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, and the reversal thereof, at any particular time.

     The gross profit for the Components business was 36.9% for the three months ended April 1, 2005 versus 33.9% in the same period last year. More favorable margins from the MicroE product line, coupled with fewer lower margin internal sales contributed to the increase in gross profit for the three months ended April 1, 2005 over the same quarter in 2004.  Components recorded a $0.3 million charge for a workforce reduction in 2005.  It is expected that the Company will see the full impact of cost savings from the workforce reduction beginning in the third quarter of 2005. In the first quarter of 2004, there were charges of approximately $0.3 million for severance and other costs associated with the move of operations from Nepean, Ontario to Moorpark, California..

     For our Laser Group segment the gross profit percentage was 25.4% in the first quarter of 2005 compared to 28.1% in the first quarter of 2004. Gross profit was negatively impacted by a few charges in the first quarter of 2005 for which there were no similar charges in first quarter of 2004.  During the first quarter of 2005, a charge of $0.2 million for severance associated with a service force reduction and a charge of $0.4 million for the Company’s exposure in a UK customs issue were recorded. Together these charges accounted for approximately 5.9 percentage points in a reduction of gross profit in the first quarter of 2005.

     The gross profit for Laser Systems is down significantly at 35.4% for the first quarter of 2005 as compared to 45.4% from the same period last year primarily due to lower sales volume. Sales volume accounted for 7.1 percentage points, or approximately $5.5 million, in the gross profit in the first quarter of 2005 compared to the first quarter of 2004.  Also in the first quarter of 2005, an inventory charge of $0.4 million was taken primarily resulting from lower sales while in the first quarter of 2004 the Company recorded a benefit of $0.7 million from selling inventory that had been previously written down.  This $1.1 million change in inventory provisions contributed 3.7 percentage points to the margin decrease in the first quarter of 2005 as compared to the same quarter last year.

     The gross profit is a loss of 0.8% for the intersegment sales elimination and other for the first quarter of 2005 compared to 7.4% in the same quarter last year due to the decrease in volume of sales between the Company’s business segments.

     Research and Development Expenses.  Research and development expenses for the three months ended April 1, 2005 were 10% of sales, or $6.5 million, compared with 6.4% of sales, or $4.8 million in the three months ended April 2, 2004.  Research and development expenses for the Components group, at $2.4 million in the first quarter of 2005, increased $0.8 million from $1.6 million in the same period in 2004. The majority of the increase is attributable to research and development expenses in the MicroE product lines acquired in May 2004. This was offset by decreases in personnel costs. Personnel cuts made in the third and fourth quarters of 2004 and reduced spending on engineering projects resulted in a cost savings of approximately $0.6 million, in the first quarter of 2005 compared to the same period last year.  In the first quarter of 2005, research and development expenses for the Laser Group segment were $1.2 million, which represents a $0.3 million increase from $0.9 million in the first quarter of 2004, primarily as a result of increased personnel costs and increased spending on new product development projects.  Research and development expenses in the Laser Systems segment were $2.9 million for the three months ended April 1, 2005, a $0.9 million increase from $2.0 million the same period last year, mainly as a result of increased personnel costs and increased project spending.  The Corporate segment research and development expenses, at $41 thousand in the first quarter of 2005, decreased by $0.1 million from $0.2 million for the same period last year primarily due to a charge in the same quarter last year for variable compensation expense which was not experienced in the first quarter of 2005.

     Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses were 23.7% of sales or $15.4 million, in the three months ended April 1, 2005, compared with 18.0% of sales or $13.5 million in the three months ended April 2, 2004. SG&A expenses in the Components segment were $5.3 million for the first quarter of 2005 compared to $3.9 million in the first quarter of 2004, which was an increase of $1.4 million.  Additional expenses of $1.4 million incurred as a result of the MicroE acquisition primarily resulted in this increase in SG&A expenses from last year.  SG&A expense in the Laser segment was $2.0 million in the first quarter of 2005 compared to $2.0 million in same period in the prior year. Although total SG&A expenses were flat, there was an increase in pension expense of $0.3 million that was offset by smaller decreases and increases in spending in other areas.  Previously, the majority of pension expenses were classified as Corporate segment expenses.  In the Lasers Systems segment, SG&A expenses decreased by $0.6 million from $3.9 million in the first quarter of 2004 to $3.3 million in the first quarter of 2005. This decrease was mainly a result of decreased legal costs of $0.2 million, lower commissions due to lower sales volume and decreased depreciation costs over the same period in 2004.  SG&A expenses in our Corporate group were $4.8 million in the first quarter of 2005 compared to $3.7 million in the same period last year, an increase of $1.1 million. Increases in audit related expenses of $0.4 million, increased legal costs of $0.2 million and higher fringe benefits of approximately $0.4 million primarily contributed to the increase in the first quarter of 2005 compared to the same period in 2004.

     Amortization of Purchased Intangibles.  Amortization of purchased intangibles was $1.8 million, or 2.7% of sales, for the quarter ended April 1, 2005 primarily as a result of amortizing intangible assets from acquisitions. This compares to $1.5 million or 2.1% of sales for the same period in 2004.  The $0.8 million in savings related to the fully amortized General Scanning and Lumonics merger technology offsets amortization of intangible assets of $0.8 million acquired with the MicroE acquisition in May 2004. The merger technology was fully amortized during the first quarter of 2004.  The Company has stated that it is continuing to pursue potential investments in or acquisitions of complementary technologies and products, future amortization expense may increase depending on the nature of assets acquired in any potential acquisition.

     Other.  For the three month ended April 1, 2005, the Company incurred $0.2 million in other expense.  The expense relates to a loss on the expected sale of the Company’s building located in Nepean, Ontario.  The Company expects to sell the building in the second quarter of 2005.  There were no similar expenses in the same quarter last year.

     Income (Loss) from Operations.  The following table sets forth income (loss) from operations in millions of dollars by our business segments for the first quarter of 2005 and 2004.  Prior year’s amortization of purchased intangibles has been reclassified in the table below to conform to the current year’s classifications.  Beginning in 2005, the Company decided to include amortization of intangibles in the segments results of operations to reflect more fully expenses attributable to the businesses.  For comparative purposes, the Components and Laser Group segments’ operating income (loss) for the first quarter of 2004 has been restated to include amortization.

	Three Months Ended

	April 1, 2005	April 2, 2004

Segment income (loss) from operations:
Components	$3,297	$5,093
Laser Group	(711)	364
Laser Systems	1,623	9,534

Total by segment	4,209	14,991
Unallocated amounts:
Corporate expenses	4,827	4,183
Amortization of purchased intangibles not allocated to a segment	26	860
Other	197	—

Income (loss) from operations	$(841)	$9,948

     Loss on sale of investments.  Loss on sale of investments was $15 thousand for the three months ended April 2, 2004.  There were no similar charges in the current quarter.

     Interest Income.  Interest income was  $0.4 million in the first quarter of 2005 compared to $0.2 million in the first quarter of 2004. The increase in interest income in the first quarter of 2005 compared to the same period last year is due mainly to higher yields on investments.

     Interest Expense.  Interest expense was minimal; a credit of $4 thousand in the three months ended April 1, 2005 compared to an expense of $28 thousand in the three months ended April 2, 2004.  During 2004 and 2005, the Company had no bank debt.  Interest expense is primarily from interest on deferred compensation and from discounting receivables.  The credit in the first quarter of 2005 is the result of a reversal of an accrual of $40 thousand associated with an anticipated amount for interest on a tax audit that did not materialize.

     Foreign Exchange Transaction Gain (Losses).  Foreign exchange transaction gains were approximately $0.6 million in the three months ended April 1, 2005, compared to a $0.3 million loss for the three months ended April 2, 2004. These amounts arise primarily from transactions denominated in currencies other than functional currency and unrealized gains (losses) on derivative contracts. The gain in the first quarter of 2005 is due primarily to the strengthening of the U.S. dollar against the yen and the euro.

     Income Taxes.  The annualized effective tax rate at April 1, 2005 was 37.1% of income before taxes, compared to an effective tax rate of 7.8% of income before taxes for the year ended December 31, 2004. Our effective tax rate in 2005 reflects a normalized statutory tax rate as the company operates in jurisdictions that reflects this rate while the effective tax rate in 2004, which is significantly below the normal statutory tax rate, reflects the fact that we recorded a benefit for the reversal of a $14.1 million valuation allowance and we do not recognize the tax benefit from losses in certain countries where future use of the losses is uncertain.

     Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carry-back and carry-forward periods, existing sales backlog, future taxable income projections and tax planning strategies. We have previously provided valuation allowances against losses in the parent company and subsidiaries with an inconsistent history of taxable income and loss due to the uncertainty of their realization. In addition, the Company has provided a valuation allowance on tax credits and net operating losses, due to the uncertainty of generating earned income to claim the tax credits or use the net operating losses.  In the event that actual results differ from our estimates of future taxable income, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could have a material impact on our financial position and results of operations.

     Net Income.  As a result of the foregoing factors, net income for the first quarter of 2005 was $0.1 million, compared to $8.9 million in the same period in 2004.

Critical Accounting Policies and Estimates

     Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. There is no change in our critical accounting policies included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Form 10-K, as amended, for the year ended December 31, 2004.

Liquidity and Capital Resources

     Cash Flows for Three Months Ended April 1, 2005 and April 2, 2004

     Cash and cash equivalents totaled $74.4 million at April 1, 2005 compared to $82.3 million at December 31, 2004.  In addition the Company had $8.0 million in marketable short-term investments and $5.0 million in marketable long-term investments at April 1, 2005 compared to $3.0 million in marketable short-term investments and $5.0 million in marketable long-term investments at December 31, 2004.  Also included in long-term investments is a minority equity investment in a private United Kingdom company valued at $0.7 million at both April 1, 2005 and December 31, 2004.

     Cash flows used in operating activities for the three months ended April 1, 2005 were $1.2 million, compared to $6.5 million provided in cash during the same period in 2004. Net income after adjusting for loss on long lived asset, depreciation and amortization, unrealized loss on derivatives, stock-based compensation and deferred income taxes provided cash of $3.5 million in the first quarter of 2005. Decreases in accounts receivable and other current assets provided $8.3 million.  The decrease in receivables is primarily the result of a decrease in sales in the quarter.  Days sales outstanding were 75 days in the first quarter in 2005 as compared to 78 days in the first quarter of 2004.  Increases in inventories and decreases in current liabilities used $13.0 million in cash.  Net income after adjusting for loss on sale of investments, depreciation and amortization, stock-based compensation and deferred income taxes provided cash of $10.2 million in the first three months of 2004. Decreases in other current assets and increases in current liabilities provided $12.3 million, which was offset by increases in accounts receivable and other current assets using $16.0 million in cash during the first three month in 2004.  The increase in receivables and inventories in the first quarter of 2004 was mainly due to the large volume increase in sales and bookings of orders in the first quarter of 2004.

     Cash flows used in investing activities were $5.8 million during the three months ended April 1, 2005, primarily from the net purchases of short and long-term investments of $5.0 million and additions to property plant and equipment of $0.9 million offset by decreases in other long-term assets of $0.1 million. Cash flows from investing activities provided $20.9 million during the three months ended April 2, 2004, primarily from the net purchases of short and long-term investments of $21.1 million.

     Cash flows provided by financing activities during the three months ended April 1, 2005 were $0.2 million from the issue of share capital from the exercise of stock options, compared to $0.3 million for the same period in 2004.

  Other Liquidity Matters

     There have been no significant changes in the Company’s lines of credit, pensions, contractual obligations, acquisitions or off-balance sheet arrangements since December 31, 2004.

     Our future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the level of sales we will be able to achieve in the future, the amount of expenses incurred, the introduction of new products and potential acquisitions of related businesses or technology.  We believe that existing cash and investment balances, together with cash generated from operations, will be sufficient to satisfy anticipated cash needs to fund working capital and investments.

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

     A halt in economic growth or a slowdown will put pressure on our ability to meet anticipated revenue levels.  We are in the midst of  a down cycle in the semiconductor and electronics markets. It is difficult to predict how long this down turn will last and when recovery will commence. It is not clear whether this will become a broad based economic slowdown. As a result, many of our customers may order lower quantities or limit orders to about one quarter’s visibility or less. A large portion of our sales is dependent on the need for increased capacity or replacement of inefficient manufacturing processes, because of the capital-intensive nature of our customers’ businesses. These also tend to lag behind in an economic recovery longer than other businesses. If the down turn lasts longer than expected, a recovery does not begin or a general economic slowdown commences; we may not be able to meet anticipated revenue levels on a quarterly or annual basis.

     We have a history of operating losses and may not be able to sustain or grow the current level of profitability.  In the first quarter of 2005, we incurred a loss from operations of $0.8 million after generating profits from operations from the second half of 2003 through 2004. Prior to then, we incurred operating losses on an annual basis from 1998 through 2003. For the year ended December 31, 2004, we generated net income of $41.5 million. No assurances can be given that we will return to profitability from operations or what level of profitability may be achieved in the future and the market price of our common shares may decline as a result.

     Our inability to remain profitable may result in the loss of significant deferred tax assets.  In determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets requires subjective judgment and analysis. While the Company recovered a portion of the current deferred tax assets in 2004 based on profitability in 2004, and planned profits for 2005, the Company is consistently evaluating its deferred tax assets based on current year performance. Our ability to maintain our deferred tax assets at April 1, 2005 depends upon the Company’s ability to continue to generate future profits in the United States, United Kingdom and Canadian tax jurisdictions. If actual results differ from our plans or we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by taking a charge to the Statement of Operations, which may have a material negative result on our operations.

     Our business depends significantly upon capital expenditures, including those by manufacturers in the semiconductor, electronics, machine tool and automotive industries, each of which are subject to cyclical fluctuations.  The semiconductor and electronics, machine tool and automotive industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. The timing, length and severity of these cycles, and their impact on our business, are difficult to predict. For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products. The cyclical variations in these industries have the most pronounced effect on our Laser Systems segment, due in large measure to that segment’s historical focus on the semiconductor and electronics industries and the Company’s need to support and maintain a comparatively larger global infrastructure (and, therefore, lesser ability to reduce fixed costs) than in our other segments. Currently, we are in a downturn. We can not predict how long or deep this downturn may be. There is no assurance that we will not continue to be impacted from the slowdown as we were in the first quarter of 2005, that we could benefit in the future to the same extent as we did in 2004, or that we will not be materially adversely affected by future downturns or slowdowns in the semiconductor and electronics, and other industries that we serve.

     The success of our business is dependent upon our ability to respond to fluctuations in demand for our products.  During a period of declining demand, we must be able quickly and effectively reduce expenses while continuing to motivate and retain key employees. Our ability to reduce expenses in response to any downturn is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. In addition, the long lead-time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell. We attempt to manage this risk by employing inventory management practices such as outsourcing portions of the development and manufacturing processes, limiting our purchase commitments and focusing on production to order rather than to stock, but no assurances can be given that our efforts in this regard will be successful in mitigating this risk or that our financial condition or results of operations will not be materially adversely affected thereby.

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

     Gross profits realized on product sales vary depending upon a variety of factors, including production volumes, the mix of products sold during a particular period, negotiated selling prices, the timing of new product introductions and enhancements, inventory provisions, warranty costs, foreign exchange rates and manufacturing costs.

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

     The steps we take to protect our intellectual property may not be adequate to prevent misappropriation or the development of competitive technologies or products by others that could harm our competitive position and materially adversely affect our results of operations. Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. As of April 2005, we held 147 United States and 92 foreign patents; in addition, applications were pending for 55 United States and 97 foreign patents. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us.

     Our success depends upon our ability to protect our intellectual property and to successfully defend against claims of infringement by third parties. From time to time we receive notices from third parties alleging infringement of such parties’ patent or other proprietary rights by our products. While these notices are common in the laser industry and we have in the past been able to develop non-infringing technology or license necessary patents or technology on commercially reasonable terms, there can be no assurance that we would in the future prevail in any litigation seeking damages or expenses from us or to enjoin us from selling our products on the basis of such alleged infringement, or that we would be able to develop any non-infringing technology or license any valid and infringed patents on commercially reasonable terms. In the event any third party made a valid claim against us or our customers for which a license was not available to us on commercially reasonable terms, we would be adversely affected. Our failure to avoid litigation for infringement or misappropriation of propriety rights of third parties or to protect our propriety technology could result in a loss of revenues and profits or force us to settle with these other parties.

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

     Our operations in foreign countries subject us to risks not faced by companies operating exclusively in the United States.  In addition to operating in the United States, Canada, the United Kingdom and the People’s Republic of China (“PRC”), we currently have sales and service offices in Germany, Switzerland, Japan, Korea, Singapore, Taiwan and the PRC.  We may in the future expand into other international regions.  During the first quarter of 2005, approximately 61% of our revenue was outside North America and approximately 57% of our revenue for the year ended December 31, 2004 was derived from operations outside North America.  International operations are an expanding part of our business both from a sales focus and an operating base.  The Company has stated that it intends to extend further production capabilities in the PRC.

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

     We may not be able to find suitable targets or consummate acquisitions in the future, and there can be no assurance that the acquisitions we have made and do in the future make will provide expected benefits.  In 2003 and 2004, we consummated four strategic acquisitions and may in the future continue to pursue other strategic acquisitions of businesses, technologies and products complementary to our own. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of management’s attention from our core businesses and risks associated with unanticipated problems or liabilities. No assurances can be given that management’s efforts in this regard will be sufficient, or that identified acquisition candidates will be receptive to our advances or, consistent with our acquisition strategy, be accretive to earnings.

     Should we acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties or additional expenses and may require the allocation of significant financial or other resources that would otherwise be available for the ongoing development or expansion of our existing business. We attempt to mitigate these risks by focusing our attention on the acquisition of businesses, technologies and products that have current relevancy to our existing lines of business and that are complementary to our existing product lines. Other difficulties we may encounter, and which we may or may not be successful in addressing, include those risks associated with the potential entrance into markets in which we have limited or no prior experience and the potential loss of key employees, particularly those of the acquired business.

     Our operations could be negatively affected if we lose key executives or employees or are unable to attract and retain skilled executives and employees as needed.  Our business and future operating results depend in part upon our ability to attract, groom and retain qualified management, technical, sales and support personnel for our operations on a worldwide basis. The loss of key personnel could negatively impact our operations. Competition for qualified personnel is intense and we cannot guarantee that we will be able to continue to attract, groom and retain qualified personnel.

     Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and proposed changes in accounting for equity compensation could adversely affect earnings.  We have historically used stock options and other forms of equity-related compensation as key components of our total rewards employee compensation program in order to align employees’ interests with the interests of our shareholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of our employee stock options have had exercise prices in excess of our stock price, which reduces their value to employees and could affect our ability to retain or attract present and prospective employees. In addition, the Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us and other companies to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining shareholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.

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

     If the political conditions globally do not improve or if the economic turnaround is not sustained, we may experience material adverse impacts on our business, operating results and financial condition.  Our business is subject to the effects of general economic and political conditions globally. While there have been improvements in the general economy since late 2003, our revenues and operating results are subject to fluctuations from unfavorable economic conditions as well as uncertainties arising out of the threatened terrorist attacks on the United States, including the economic consequences of protracted military action or additional terrorist activities and associated political instability and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

•

the risk that future tightening of immigration controls may adversely affect the residence status of non-United States engineers and other key technical employees in our United States facilities or our ability to hire new non-United States employees in such facilities; and

•	the risk of more frequent instances of shipping delays.

     Increased governmental regulation of our business could materially adversely affect our business, operating results and financial condition.  We are subject to many governmental regulations, including but not limited to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the National Center for Devices and Radiological Health, a branch of the United States Food and Drug Administration. Among other things, these regulations require a laser manufacturer to file new product and annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to incorporate design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes (based on the level of radiation from the laser that is accessible to users). Various warning labels must be affixed and certain protective devices installed depending on the class of product. The National Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of the regulatory requirements. We are subject to similar regulatory oversight, including comparable enforcement remedies, in the European markets we serve.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk.  Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments, long-term investments and debt obligations. As described in note 8 to the consolidated financial statements, at April 1, 2005, the Company had $35.2 million invested in cash equivalents and $13.0 million in short-term and long term marketable investments. At December 31, 2004, the Company had $48.3 million invested in cash equivalents and $8.0 million in short-term and long term marketable investments. Due to the average maturities and the nature of the investment portfolio at April 1, 2005, a one percent change in interest rates could have approximately a $0.5 million impact on our interest income on an annual basis. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

     Foreign Currency Risk.  We have substantial sales and expenses and working capital in currencies other than U.S. dollars. As a result, we have exposure to foreign exchange fluctuations, which may be material. To reduce the Company’s exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. Additionally, we may utilize currency forwards, currency swaps and currency options to hedge exposure to foreign currencies. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. We do not currently use currency forwards or currency options for trading purposes. The Company does not designate short-term contracts as hedges. Accordingly, such contracts are recorded at fair value with changes in fair value recognized in income, instead of included in accumulated other comprehensive income. Although the Company now marks-to-market short-term hedge contracts to the statement of operations, the Company does not intend to enter into hedging contracts for speculative purposes. At April 1, 2005, we had six United States dollars to British Pound Sterling forward exchange contracts to purchase $4.5 million United States dollars with a combined aggregate fair value loss of $0.1 million included in foreign exchange transaction gains (losses). Additionally, we had one long-term currency swap contract, with a maturity date in December 2005, in exchange for Yen with a notional amount of $8.7 million United States dollars with an aggregate fair value loss of $1.3 million after-tax recorded in accumulated other comprehensive income. This amount is offset with the remeasurement on the hedged item, for a net amount of nil in accumulated comprehensive income.

Item 4.  Controls and Procedures

     The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of effectiveness of disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the United States Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures of the Company are effective as of the end of the period covered by this report. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

     See the description of legal proceedings in note 10 to the Consolidated Financial Statements.

Item 6.  Exhibits

a) List of Exhibits

Exhibit Number	Description

3.1	Articles of Continuance of the Registrant(1)

3.2	By-law No. 1 of the Registrant(1)

10.1	Form of Executive Retirement and Severance Benefits Agreement dated as of January 27, 2005 by and between the Registrant and each of Thomas Swain, Linda Palmer, Felix Stukalin(2)

10.2	Lease Agreement dated as of February 11, 2005 by and between GSI Lumonics Corporation, a wholly owned subsidiary of the Registrant and SEWS-DTC Inc.(2)

10.3	Agreement of Purchase and Sale dated as of March 17, 2005 by and between the Registrant and Ottawa Community Housing Corporation(3)

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations — Canadian Supplement.

(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A filed on February 11, 1999.
(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 16, 2005.
(3) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 21, 2005.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Lumonics Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI Lumonics Inc. (Registrant)

Name	Title	Date

/s/ CHARLES D. WINSTON	President and Chief Executive Officer	May 10, 2005
(Principal Executive Officer)
Charles D. Winston

/s/ THOMAS R. SWAIN	Vice President, Finance and Chief	May 10, 2005
Financial Officer (Principal Financial
Thomas R. Swain	and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Continuance of the Registrant(1)

3.2	By-law No. 1 of the Registrant(1)

10.1	Form of Executive Retirement and Severance Benefits Agreement dated as of January 27, 2005 by and between the Registrant and each of Thomas Swain, Linda Palmer, Felix Stukalin(2)

10.2	Lease Agreement dated as of February 11, 2005 by and between GSI Lumonics Corporation, a wholly owned subsidiary of the Registrant and SEWS-DTC Inc.(2)

10.3	Agreement of Purchase and Sale dated as of March 17, 2005 by and between the Registrant and Ottawa Community Housing Corporation(3)

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations — Canadian Supplement.

(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A filed on February 11, 1999.
(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 16, 2005.
(3) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 21, 2005.