Form 10-Q
period 2005-07-01
GSI GROUP INC
filed 2005-08-10
CIK 1076930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-25705

GSI Group Inc.
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

          As at July 29, 2005, there were 41,584,671 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

GSI GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	July 1, 2005	December 31, 2004

ASSETS
Current
Cash and cash equivalents (note 8)	$64,014	$82,334
Short-term investments (note 5 and 8)	14,256	2,995
Accounts receivable, less allowance of $1,269 (December 31, 2004 — $2,470) (note 7, 10)	61,011	60,314
Income taxes receivable (note 11)	1,586	2,287
Inventories (note 3)	63,977	60,319
Deferred tax assets (note 11)	13,835	13,094
Other current assets (note 3)	8,676	10,311

Total current assets	227,355	231,654
Property, plant and equipment, net of accumulated depreciation of $27,482 (December 31, 2004 — $26,604)	45,261	50,220
Deferred tax assets (note 11)	17,789	18,364
Other assets (note 3)	2,758	2,906
Long-term investments (note 8)	640	5,681
Intangible assets, net of amortization of $3,061 (December 31, 2004 — $2,139) (note 2, 3)	16,821	18,152
Patents and acquired technology, net of amortization of $28,191 (December 31, 2004 — $25,883) (note 2, 3)	30,001	32,837
Goodwill (note 2, 3)	26,421	26,350

	$367,046	$386,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$13,727	$18,462
Income taxes payable (note 11)	1,408	4,045
Accrued compensation and benefits	8,805	13,160
Other accrued expenses (note 3)	17,335	21,327

Total current liabilities	41,275	56,994
Deferred compensation	2,490	2,178
Deferred tax liabilities (note 11)	10,884	11,521
Other liability	83	27
Accrued minimum pension liability (note 12)	9,471	9,881

Total liabilities	64,203	80,601
Commitments and contingencies (note 10)
Stockholders’ equity (note 6)
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 41,581,447 (December 31, 2004 — 41,449,270)	309,210	308,669
Additional paid-in capital	3,199	3,289
Retained earnings (accumulated deficit)	1,266	(1,969)
Accumulated other comprehensive loss	(10,832)	(4,426)

Total stockholders’ equity	302,843	305,563

	$367,046	$386,164

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	Three Months Ended		Six Months Ended

	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004

Sales	$66,850	$84,537	$131,691	$159,390
Cost of goods sold	39,168	49,019	81,061	94,132

Gross profit	27,682	35,518	50,630	65,258
Operating expenses:
Research and development	6,368	6,002	12,827	10,761
Selling, general and administrative	15,098	14,527	30,479	28,012
Amortization of purchased intangibles	1,648	1,162	3,400	2,710
Acquired in-process research and development (note 2)	—	430	—	430
Other (note 9)	4	—	201	—

Total operating expenses	23,118	22,121	46,907	41,913
Income from operations	4,564	13,397	3,723	23,345
Other income (expense)	8	—	8	(15)
Interest income	387	211	779	390
Interest expense	(68)	(26)	(63)	(55)
Foreign exchange transaction gains (losses)	325	(347)	943	(606)

Income before income taxes	5,216	13,235	5,390	23,059
Income tax provision (note 11)	2,091	1,421	2,155	2,306

Net income	$3,125	$11,814	$3,235	$20,753

Net income per common share:
Basic	$0.08	$0.29	$0.08	$0.51
Diluted	$0.07	$0.28	$0.08	$0.49
Weighted average common shares outstanding (000’s)	41,522	41,059	41,493	41,009
Weighted average common shares outstanding for diluted net income per common share (000’s)	41,728	42,250	41,755	42,200

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	Three Months Ended		Six Months Ended

	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004

Cash flows from operating activities:
Net income	$3,125	$11,814	$3,235	$20,753
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	4	—	201	—
Loss on sale of investments	—	—	—	15
Acquired in-process research and development	—	430	—	430
Depreciation and amortization	3,522	2,855	7,100	6,601
Unrealized gain on derivatives	(93)	(189)	(37)	(189)
Stock-based compensation	(28)	68	(90)	119
Deferred income taxes	(720)	(3,120)	(1,118)	(5,690)
Changes in current assets and liabilities:
Accounts receivable	(8,652)	7,161	(2,388)	(1,998)
Inventories	(2,181)	(4,015)	(5,244)	(10,896)
Other current assets	(468)	(1,096)	1,559	(532)
Accounts payable, accruals and taxes (receivable) payable	(2,637)	(1,303)	(12,533)	10,480

Cash provided by (used in) operating activities	(8,128)	12,605	(9,315)	19,093
Cash flows from investing activities:
Acquisition of business	(71)	(54,744)	(71)	(54,744)
Sale of assets	1,550	—	1,550	—
Other additions to property, plant and equipment	(1,132)	(589)	(2,030)	(866)
Proceeds from the sale and maturities of short-term and long-term investments	8,000	15,485	11,000	63,105
Purchases of short-term and long-term investments	(9,243)	(12,945)	(17,219)	(39,436)
(Increase) decrease in other assets	(16)	(156)	86	(153)

Cash used in investing activities	(912)	(52,949)	(6,684)	(32,094)
Cash flows from financing activities:
Issue of share capital from the exercise of stock options and employee share purchase plan	273	1,309	464	1,637

Cash provided by financing activities	273	1,309	464	1,637
Effect of exchange rates on cash and cash equivalents	(1,579)	230	(2,785)	521

Decrease in cash and cash equivalents	(10,346)	(38,805)	(18,320)	(10,843)
Cash and cash equivalents, beginning of period	74,360	91,997	82,334	64,035

Cash and cash equivalents, end of period	$64,014	$53,192	$64,014	$53,192

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of July 1, 2005
(U.S. GAAP and tabular amounts in thousands of U.S. dollars, except share amounts)

1.  Basis of Presentation

          These unaudited interim consolidated financial statements have been prepared by GSI Group Inc. (formerly known as “GSI Lumonics Inc.”) in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the U.S. for interim financial statements and the rules and regulations promulgated by the U.S. Securities and Exchange Commission, including the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements reflect all adjustments and accruals, consisting only of adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of financial position and results of operations for the periods presented. The consolidated financial statements include the accounts of GSI Group Inc. and its wholly-owned subsidiaries (the “Company”). Intercompany transactions and balances have been eliminated. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.  The amounts are stated in thousands of U.S. dollars, unless otherwise indicated.

          A reconciliation of the differences between United States and Canadian generally accepted accounting principles (GAAP) is presented in note 14.

Comparative Amounts

          Certain prior year amounts have been reclassified to conform to the current year presentation in the financial statements as of and for the three and six months ended July 1, 2005. These reclassifications had no effect on the previously reported results of operations of the Company or its financial condition.

2.  Acquisitions

   Purchases

          On May 14, 2004, GSI Group Inc. completed its acquisition of MicroE Systems Corp., a Delaware corporation (MicroE). The acquisition was completed by means of a merger of Motion Acquisition Corporation, a Delaware corporation and an indirect wholly owned subsidiary of the Company, with and into MicroE, pursuant to an Agreement and Plan of Merger dated as of April 12, 2004. As a result of the merger, MicroE became an indirect wholly owned subsidiary of GSI Group Inc.

          During the second quarter ended July 1, 2005, the Company increased the purchase price by $0.1 million for final adjustments related to claims and final transaction costs, which increased goodwill by $0.1 million.  Including these final adjustments, the Company paid the former MicroE security holders $53.8 million in cash, which is net of cash acquired of $3.5 million in exchange for all of MicroE’s outstanding capital stock. The merger consideration and the terms of the merger were determined in arms-length negotiations between the parties. The Company paid the merger consideration from existing cash. The total purchase price, net of cash acquired and including costs of the transaction of $0.8 million, is approximately $54.6 million. The purchase price was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as noted below.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Fair Value at Acquisition Date

(In millions)
Accounts receivable	$4.6
Inventories	2.0
Property, plant and equipment	0.4
Deferred tax assets	5.1
Other assets	0.1
Accounts payable and other accrued expenses	(3.8)
Other liabilities	(0.2)
Deferred tax liability	(12.3)
Intangible assets	31.9
Goodwill	26.4
Purchased in-process research and development	0.4

Total purchase price	$54.6

          The estimated fair value of intangible assets acquired were recorded as follows:

	Estimated Fair Value at Acquisition Date	Estimated Useful Life

	(In millions)	(In years)
Customer relationships	$8.6	8
Tradename	3.0	15
Acquired technology	20.3	10

Total intangible assets	$31.9

          The fair value of the assets acquired and liabilities assumed was less than the purchase price, resulting in goodwill. This goodwill was assigned to the Company’s Precision Motion Group. The acquisition of MicroE was structured in such a manner that the Company is not expected to receive any tax benefit from the amortization of intangibles nor is the goodwill deductible. As such, in accordance with US GAAP, a deferred tax liability based on estimated tax rates has been established with a corresponding increase to goodwill. An estimated in-process research and development charge of $0.4 million was recorded in the second quarter of 2004 for purchased in-process technology related to development projects that have not reached technological feasibility, have no alternative future use, and for which successful development is uncertain. The Company’s consolidated results of operations have included MicroE activity as of the closing date of May 14, 2004. The addition of MicroE’s products and technology complements the Company’s existing portfolio of enabling precision motion component and subsystems. Pro forma results of operations, as if the purchase had occurred at the beginning of the fiscal year 2004, are presented below.

	Pro Forma Combined (Unaudited) Three Months Ended July 2, 2004	Pro Forma Combined (Unaudited) Six Months Ended July 2, 2004

Sales	$87,446	$169,952
Net income	$11,746	$21,387
Net income per common share: Basic	$0.29	$0.52
Net income per common share: diluted	$0.28	$0.51
Weighted average shares outstanding: Basic	41,059	41,009
Weighted average shares outstanding: Diluted	42,250	42,200

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          Excluded from the pro forma results are costs of $1.2 million related to the acquisition that MicroE incurred prior to the acquisition date.

3.  Supplementary Balance Sheet Information

          The following tables provide details of selected balance sheet accounts.

Inventories
	July 1, 2005	December 31, 2004

Raw materials	$27,271	$27,634
Work-in-process	10,902	12,092
Finished goods	20,036	16,567
Demo inventory	5,768	4,026

Total inventories	$63,977	$60,319

Other Assets
	July 1, 2005	December 31, 2004

Short term other assets:
Prepaid VAT and VAT receivable	$2,349	$3,966
Other prepaid expenses	4,332	4,086
Other current assets	1,995	2,259

Total	$8,676	$10,311

Long term other assets:
Deposits and other	$637	$780
Mortgage receivable	2,121	2,126

Total	$2,758	$2,906

          As part of the sale agreement for the Kanata property, the Company entered into an interest free mortgage agreement denominated in Canadian dollars with the purchaser. The mortgage receivable of Canadian $2.7 million was discounted at a rate of 2.5%. The principal is due November 30, 2006. As part of the mortgage agreement, the purchaser was to document that they had expended certain amounts for improvements on the facility by December 2004. This had not occurred and the Company sent a notice of default to the mortgagor in December 2004. During the second quarter of 2005, the Company determined that the improvements had been made.  Currently, a supplier to the purchaser has registered a claim for lien on the property of approximately Canadian $31 thousand. Subsequent to the quarter ended July 1, 2005, the Company sent a notice of breach to the mortgagor demanding the lien be removed. Depending on the resolution of this breach, the Company will evaluate its options with respect to the default. One option the Company has is to take back the property and resell it. The Company has not recorded any write down in the value of the mortgage receivable through July 1, 2005, as it expects to recover the carrying value of the mortgage.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets
	July 1, 2005		December 31, 2004

	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Patents and acquired technology	$58,192	$(28,191)	$58,720	$(25,883)

Accumulated amortization	(28,191)		(25,883)

Net Patents and acquired technology	$30,001		$32,837

	July 1, 2005		December 31, 2004

	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Customer relationships	$14,108	$(2,022)	$14,407	$(1,245)
Trademarks and trade names	5,774	(1,039)	5,884	(894)

Total cost	19,882	$(3,061)	20,291	$(2,139)

Accumulated amortization	(3,061)		(2,139)

Net intangible assets	$16,821		$18,152

Goodwill

          The Company accounts for goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  During the second quarter of 2005, the Company completed its annual testing of goodwill.  The goodwill of $26.4 million is assigned to a reporting unit within our Precision Motion Group.  There were no indications of impairment; therefore no write-down of goodwill was necessary.

Other Accrued Expenses
	July 1, 2005	December 31, 2004

Accrued warranty	$4,902	$5,880
Deferred revenue	2,534	1,997
Accrued audit	921	1,521
VAT payable	1,113	2,750
Accrued restructuring (note 9)	1,164	1,552
Unrealized loss on currency swap and hedge contracts	1,104	1,986
Accrual for recourse receivables	1,492	767
Other	4,105	4,874

Total	$17,335	$21,327

Accrued Warranty
	For the Three Months Ended July 1, 2005	For the Three Months Ended July 2, 2004	For the Six Months Ended July 1, 2005	For the Six Months Ended July 2, 2004

Balance at the beginning of the period	$5,532	$5,120	$5,880	$4,571
Charged to costs of goods sold	1,428	1,528	3,148	3,192
Warranty accrual established as part of acquisition	—	299	—	299
Use of provision	(1,978)	(1,781)	(3,999)	(2,962)
Foreign currency exchange rate changes	(80)	(21)	(127)	45

Balance at the end of the period	$4,902	$5,145	$4,902	$5,145

GSI GROUP INC.

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

     Share-Based Payment

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and which supersedes APB 25. SFAS 123R requires the determination of the fair value of all share-based payments to employees, including grants of employee stock options, and the recognition of the related expense over the period in which the service is received. SFAS 123R was to be effective for the first interim or annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the Securities and Exchange Commission announced that it would allow for phased-in implementation of SFAS 123R.  In accordance with this new implementation time frame, the Company is required to adopt SFAS 123R no later than January 1, 2006. The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS 123R allows the use of both closed form models (e.g., Black-Scholes Model) and open form models (e.g., lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. The transition methods include modified prospective and modified retrospective adoption options. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested awards that were granted prior to the effective date should continue to be accounted for in accordance with Statement 123 except that the fair value compensation cost must be recognized in the statement of operations. Under the modified retrospective approach, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. Additionally, SFAS 123R requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. The Company is evaluating the requirements of SFAS 123R, but the Company expects that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption, the model that the Company will use or the effect of adopting SFAS 123R. Additionally, the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123, included in note 6 to the financial statements. The total expense recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Accounting Changes and Error Corrections

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).  SFAS 154 is a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application as the required method for reporting a change in accounting principle.  SFAS 154 provides guidance for determining

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154.  This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.  This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company will adopt this pronouncement beginning in fiscal year 2006 and does not expect SFAS 154 to have a material impact on its consolidated results of operations or financial condition.

5.  Bank Indebtedness

          At both July 1, 2005 and December 31, 2004, the Company had no lines of credit but had two bank guarantees in British Pounds Sterling and Euros with National Westminster Bank (“NatWest”), and Deutsche Bank respectively, for a total amount of available credit of $0.1 million and $0.2 million at July 1, 2005 and December 31, 2004, respectively.  The NatWest bank guarantee for letters of credit, which is used for VAT and duty purposes in the United Kingdom, is valued at $36 thousand and $38 thousand at July 1, 2005 and December 31, 2004, respectively.  The Deutsche Bank guarantee of $103 thousand and $116 thousand for July 1, 2005 and December 31, 2004, respectively, is for our Munich, Germany office lease.  Pursuant to a security agreement between the Company and Bank of America, marketable securities totaling $5.0 million had been pledged as collateral for the Bank of America foreign currency swap agreement. This $5.0 million investment is included in short-term investments as of July 1, 2005 and long-term investments as of December 31, 2004.

6.  Stockholders’ Equity

Capital Stock

          The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During the six months ended July 1, 2005, 132,177 common shares were issued pursuant to exercised stock options for proceeds of approximately $0.6 million.  During the six months ended July 2, 2004, 264,386 common shares were issued pursuant to exercised stock options and the employee share purchase plan for proceeds of approximately $1.6 million.

Accumulated Other Comprehensive Loss

          The following table provides the details of accumulated other comprehensive loss at:

	July 1, 2005	December 31, 2004

Accumulated foreign currency translations	$(1,362)	$5,455
Accrued minimum pension liability, net of tax of nil	(9,470)	(9,881)

Total accumulated other comprehensive loss	$(10,832)	$(4,426)

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended

	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004

Net income	$3,125	$11,814	$3,235	$20,753
Other comprehensive income (loss)
Change in unrealized loss (gain) on investments, net of tax of nil	(2)	(193)	—	(28)
Change in accrued minimum pension liability, net of tax of nil	389	21	411	(42)
Foreign currency translation adjustments	(4,180)	(1,019)	(6,817)	1,841

Comprehensive income (loss)	$(668)	$10,623	$(3,171)	$22,524

Net income per common share

          Basic net income per common share was computed by dividing net income by the weighted-average number of common shares outstanding during the period. For diluted net income per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method.

          Common and common share equivalent disclosures are:

	Three Months Ended		Six Months Ended

	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004

	(In thousands)		(In thousands)
Weighted average common shares outstanding	41,522	41,059	41,493	41,009
Dilutive potential common shares	206	1,191	262	1,191

Diluted common shares	41,728	42,250	41,755	42,200

          Excluded from the calculation of diluted common shares were options and warrants totaling 2,984,036 and 799,696 for the three months ended July 1, 2005 and July 2, 2004, respectively, and 2,589,104 and 807,115 for the six months ended July 1, 2005 and July 2, 2004, respectively, because their effect would be anti-dilutive.  At July 1, 2005, the Company had options and warrants outstanding entitling holders to acquire up to 3,404,362 and 51,186 common shares, respectively. At July 2, 2004, the Company had options and warrants outstanding entitling holders to acquire up to 3,116,609 and 51,186 common shares, respectively.

Shareholders Rights Plan

          At the May 26, 2005 Annual and Special Meeting of Shareholders, the shareholders of the Company approved a resolution to implement a Shareholder Rights Plan (the “Plan”)  for a term of three years.  This Plan was substantially similar to the Shareholder Rights Plan that was approved by the shareholders on May 9, 2002 and expired on April 12, 2005.

          Under this Plan one Right has been issued in respect of each common share outstanding as of that date and one Right will be issued in respect of each common share issued thereafter. Under the Plan, each Right, when exercisable, entitles the holder to purchase from the Company one common share at the exercise price of Cdn$200, subject to adjustment and certain anti-dilution provisions (the “Exercise Price”).

          The Rights cannot be transferred separately from the common shares until the eighth business day (subject to extension by the Board) after the earlier of (a) the first date of public announcement that a person or group of affiliated or associated persons (excluding certain persons and groups) has acquired beneficial ownership of 20% or more of the outstanding common shares of the Company, or (b) the date of commencement of, or first public announcement of the intent of any person or group of affiliated or associated persons to commence, a take-over Bid. At such time as any person or group of affiliated or associated persons becomes an “Acquiring Person” (a “Flip-In Event”), each Right shall constitute the right to purchase from the Company that number of common shares having an aggregate Market Price on the date of the Flip-In Event equal to twice the Exercise Price, for the Exercise Price (such Right being subject to anti-dilution adjustments).

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          So long as the Rights are not transferable separately from the common shares, the Company will issue one Right with each new common share issued. The Rights could have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors.

Performance Based Stock Award Bonus

          During the second quarter of 2005, the Compensation Committee of the Board of Directors issued to executive officers and certain managers the right to earn common shares depending on the level of operating income the Company achieves during 2005 through 2007.  Shares will be issued only upon the achievement of various tiers of annual operating income.  Under the terms of the award, if the award is earned the grantee does not pay any consideration for the common shares. The Company’s Restated 1995 Equity Incentive Plan (“the Plan”) would have to be further amended to permit the shares to issue. Subsequent to the quarter ended July 1, 2005, the Company will take the required action to either seek shareholder approval to modify the terms of the Plan to permit the issue or will request the Board of Directors to rescind these awards and to issue options under the existing Plan in lieu of the awards.

          At July 1, 2005, the maximum number of shares that potentially would have been awarded, assuming the highest level of achievement, was 300,000 common shares.  The Company does not believe it is probable that it would have achieved even the minimal threshold for which shares would have been issued. Therefore no compensation expense was recorded for these awards either in the financial statements or in the disclosure of the pro forma effect of fair value stock based compensation on net income.  Additionally, the potential share awards were not included in the denominator for either the basic or diluted earnings per share calculation, because not all conditions have been satisfied and the Company’s year to date annual operating income was below any of the thresholds for which an award may have been achieved.  The Company will continue to monitor the circumstances of these awards and make appropriate updates to the accounting as required.

Pro Forma Stock Based Compensation

          Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s net income and net income per share would have been decreased to the pro forma amounts below.

	Three Months Ended		Six Months Ended

	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004

Net income:
As reported	$3,125	$11,814	$3,235	$20,753
Stock based compensation included in results of operations	(28)	68	(90)	119
Stock based compensation if fair value based method was applied	(491)	(482)	(1,143)	(1,079)

Pro forma	$2,606	$11,400	$2,002	$19,793
Basic net income per share:
As reported	$0.08	$0.29	$0.08	$0.51
Pro forma	$0.06	$0.28	$0.05	$0.48
Diluted income per share:
As reported	$0.07	$0.28	$0.08	$0.49
Pro forma	$0.06	$0.27	$0.05	$0.47

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	July 1, 2005	July 2, 2004

Risk-free interest rate	3.88%	0.99%
Expected dividend yield	—	—
Expected life from date of grant	5.0 years	4.0 years
Expected volatility	60%	65%

7.  Related Party Transactions

          Richard B. Black, a director of the Company, is also the President and Chief Executive Officer of ECRM, Inc.  ECRM, Inc. purchased $0.1 million of equipment from the Westwind business unit of GSI Group Corporation in the three months ended July 1, 2005 and $47 thousand in the three months ended July 2, 2004 at amounts and terms approximately equivalent to third-party transactions.  In the six months ended July 1, 2005 and July 2, 2004, these revenues were $0.2 million and $70 thousand, respectively.  Receivables from ECRM, Inc. of $64 thousand and nil as at July 1, 2005 and December 31, 2004, respectively, are included in accounts receivable on the balance sheet.

          The Company recorded sales revenue from Sumitomo Heavy Industries Ltd., a significant shareholder of the Company, of $1.7 million in the three months ended July 1, 2005 and $1.0 million in the three months ended July 2, 2004 at amounts and terms approximately equivalent to third-party transactions. In the six months ended July 1, 2005 and July 2, 2004, these revenues were $3.2 million and $2.9 million, respectively. Receivables from Sumitomo Heavy Industries Ltd. of $1.0 million and $0.6 million as at July 1, 2005 and December 31, 2004, respectively, are included in accounts receivable on the balance sheet. The Company purchases raw materials from Sumitomo at amounts and terms approximately equivalent to third-party transactions. The Company purchased $0.1 million from Sumitomo in both the three months ended July 1, 2005 and July 2, 2004.  In the six months ended July 1, 2005 and July 2, 2004, these purchases were $0.1 million and $0.2 million, respectively.  Payables due to Sumitomo Heavy Industries Ltd. of $0.1 million and $8 thousand as at July 1, 2005 and December 31, 2004 are included in accounts payable on the balance sheet.

          The Company has an agreement with V2Air LLC relating to the use of V2Air LLC’s aircraft for Company purposes. The Company’s President and Chief Executive Officer, Charles D. Winston owns V2Air LLC. Pursuant to the terms of the agreement, the Company is required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the three months ended July 1, 2005 and July 2, 2004, the Company reimbursed V2Air LLC $22 thousand and $30 thousand, respectively, under the terms of the agreement. During the six months ended July 1, 2005, the Company reimbursed V2Air LLC $35 thousand under the terms of the agreement compared to $77 thousand for the six months ended July 2, 2004.

8.  Financial Instruments

Cash Equivalents, Short-term and Long-term Investments

          At July 1, 2005, the Company had $25.2 million invested in cash equivalents denominated in U.S. dollars with maturity dates between July 5, 2005 and August 18, 2005. At December 31, 2004, the Company had $48.3 million invested in cash equivalents denominated in U.S. dollars with maturity dates between January 1, 2005 and March 10, 2005. Cash equivalents are stated at fair value.

          At July 1, 2005, the Company had $14.3 million in short-term investments denominated in U.S. dollars with maturity dates between August 18, 2005 and December 31, 2005. Short-term and long-term investments are recorded at fair market value. At December 31, 2004 the Company had $3.0 million in short-term investments and $5.0 million in long-term investments in U.S. dollars with maturity dates between February 3, 2005 and December 31, 2005. As discussed in note 5 to the financial statements, $5.0 million of short-term investments are pledged as collateral for the Bank of America foreign currency swap agreement at July 1, 2005. Long-term investments includes a minority equity investment of a private United Kingdom company valued at GBP 0.4 million (approximately $0.6 million and $0.7 million at July 1, 2005 and December 31, 2004, respectively), that was purchased as part of the assets acquired in the Spectron asset acquisition.  This investment is recorded at cost.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments

          The Company does not designate short-term contracts as hedges. Accordingly, such contracts are recorded at fair value with changes in fair value recognized currently in income, instead of being included in accumulated other comprehensive income. Although the Company marks-to-market short-term hedge contracts to the statement of operations, the Company does not enter into hedging contracts for speculative purposes. Long-term hedge contracts are accounted for under methods allowed by SFAS 133, and changes in their fair value are included in accumulated other comprehensive income for effective long-term hedges.  At July 1, 2005 there were three short-term United States dollars to British Pound Sterling forward exchange contracts outstanding to purchase $2.3 million with an aggregate fair value loss of $0.2 million recorded in foreign exchange transaction gains (losses) and three short-term forward contracts to purchase $5.4 million in exchange for Japanese Yen with an aggregate fair value gain of $0.3 million recorded in foreign exchange transaction gains (losses). At December 31, 2004, the Company had twelve United States dollars to British Pound Sterling forward exchange contracts to purchase $8.6 million United States dollars and three Yen to United States dollars forward exchange contracts to purchase $11.5 million United States dollars with a combined aggregate fair value loss of $0.1 million included in foreign exchange transaction gains (losses).

          At July 1, 2005 and December 31, 2004, the Company had one forward contract for a long term intercompany transaction with a notional amount of $8.7 million that was designated as a cash flow hedge.  The Company records the effective portion of the gain or loss on this derivative instrument in accumulated other comprehensive income as a separate component of stockholders’ equity. The loss on the cash flow hedge instrument included in accumulated other comprehensive income was $0.9 million and $1.7 million at July 1, 2005 and December 31, 2004, respectively.  These amounts are offset with the remeasurement on the hedged item, for a net amount of nil in accumulated other comprehensive income at July 1, 2005 and December 31, 2004. The Company reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item.

9.  Restructuring and Other

Restructuring Charges

          Several significant markets for our products had been in severe decline from 2000 through early 2003.  In response to the business environment, the Company restructured operations in an effort to bring costs in line with our expectations for sales of systems for the semiconductor and telecommunications markets. Our emphasis was predominantly on consolidating operations at various locations and reducing overhead. The Company incurred restructuring charges in each of the years from 2000 to 2003 as it continued to reduce and consolidate operations around the world.  In 2004, the Company evaluated accruals that it had made as part of prior restructuring actions. In the fourth quarter of 2004, it was determined that an additional charge of $0.6 million was needed for the excess space in the Munich facility due to continued softness in the Munich commercial market. The Company estimated the restructuring charge for the Munich, Germany facility based on contractual payments required on the lease for the unused space, less the amount expected to be received for subleasing the facility.  Future sublease market conditions may require the Company to make further adjustments to this restructuring reserve.  The Company has taken restructuring charges on this Munich facility in each of the years from 2000 through 2004.  As of December 31, 2004, the Company had $1.6 million remaining in the accruals related to all restructuring actions. Specifically, $1.5 million in accruals related to provisions for lease costs at our facility in Munich, Germany related primarily to future contractual obligations under operating leases, net of expected sublease income on a lease that expires in January 2013, which the Company cannot terminate, because this is a long-term lease that extends until 2013.  The Company will draw down the amount accrued over the life of the lease.   The remaining  $0.1 million of the accrual relates to an amount for a leased facility in Nepean, Ontario originally recorded in 2001 for future contractual

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations under an operating lease, net of expected sublease income on such lease that the Company cannot terminate.  This lease expires in January 2006.  In the first and second quarters of 2005, the only restructuring activity related to payments under the leases noted above. At July 1, 2005, the remaining restructuring accrual of $1.2 million includes $1.1 million for the Munich office and $0.1 million for the Nepean lease.

          The following table summarizes changes in the restructuring provision included in other accrued expenses on the balance sheet.

Total

(In millions)
Provision at December 31, 2004	$1.6
Charges during the three months of ended April 1, 2005	—
Cash draw-downs during the three months of ended April 1, 2005	(0.2)

Provision at April 1, 2005	1.4
Charges during the three months of ended July 1, 2005	—
Cash draw-downs during the three months of ended July 1, 2005	(0.2)

Provision at July 1, 2005	$1.2

Other

          The Company entered into a purchase and sale agreement for its facility in Nepean, Ontario on March 17, 2005 and closed on the transaction during the second quarter.  Because the estimated sales proceeds were less than the net book value of the facility, the Company recorded a write-down of $0.2 million for the estimated loss on the expected sale of the Nepean facility during the first quarter of 2005 and an additional loss of $4 thousand in the second quarter of 2005.  After the sale of the facility, there is a parcel of land in Nepean with a net book value of approximately $0.1 million at July 1, 2005, that the Company still owns and intends to sell.  The Company believes that it will recover its carrying value on this land and has not recorded a write-down in value.

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

Legal Proceedings and Disputes

          The Company’s French subsidiary is subject to a claim by a customer of its French subsidiary that a Laserdyne 890 system, which was delivered in 1999, had unresolved technical problems that resulted in the customer’s loss of revenue and profit, plus the costs to repair the machine. In May 2001, the Le Creusot commercial court determined that the Company had breached its obligations to the customer and that it should be liable for damages. An expert appointed by the Le Creusot commercial court had filed an initial report, which estimated the cost to repair the machine at approximately French Franc 0.8 million (or approximately US$0.1 million). In the third quarter of 2003, the Company was notified that the customer is seeking cost of repairs, damages and lost profits of Euro 1.9 million (approximately US$2.3 million). In July 2004, a court appointed expert reviewed the monetary request and determined that the amount should be Euro 0.9 million (or approximately $1.1 million). The Le Creusot commercial court is reviewing the amount requested by the customer and the expert opinion, but has not rendered a decision on the claim amount. The customer has not paid Euro 0.3 million (or approximately US$0.4 million) of the purchase price for the system, which the Company believes it may offset against any damages.  The Company has fully reserved this receivable.  During the second quarter of 2005, the Company entered a petition of bankruptcy for its French subsidiary which was granted by the French courts on July 7, 2005.  As a result of the bankruptcy petition,

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any claims on this matter in excess of available assets in the bankruptcy estate would have to be brought against the French subsidiary’s parent in its home jurisdiction, which is the United Kingdom.  At this time, the Company does not believe it will be required to make a payment regarding this action and nothing has been accrued in the financial statements.

          The Company has made claims for indemnification and breaches of warranty under the asset purchase agreement with Lumenis Ltd and Spectron Cosmetics Limited (formerly known as Spectron Laser Systems Limited) (collectively “Spectron”).  The Company filed a claim in the English courts on July 29, 2005 against Lumenis and Spectron in regards to defects in the line of laser products purchased under the asset agreement and other matters related to the purchase As part of the asset purchase agreement, US$1.3 million was deposited into escrow for any potential claims by the Company.  The Company has given notice that it intends to claim the entire escrow balance.  The Company has recorded in other current assets a receivable of GBP 0.4 million (approximately US$0.7 million) for all indemnification claims and purchase price adjustments arising from the asset purchase from Spectron as part of its initial purchase accounting. No claims or potential claims by any customers are currently the subject of any legal proceeding. It is not possible to determine the amount of claims, if any, that we may ultimately receive, but we anticipate the amount that we have recorded as a receivable will be recovered. Additionally, it is not possible to determine any amounts that we may have to pay to satisfy customers impacted by the defective product.

          On May 13, 2005, the Company gave notice of its intention to assert a claim in an amount of approximately $1.6 million against an escrow account between the Company and MicroE Systems Corporation (“MicroE”) for certain potential tax liabilities under the agreement and plan of merger with MicroE.  The parties are currently negotiating a resolution of their differences.  No amounts have been recorded in the financial statements as of July 1, 2005 for either the potential tax liabilities or any potential amount to be received under the claim.

          During 2003, the Company wrote-off approximately $0.6 million on notes receivable from Robotic Vision Systems Inc. (“RVSI”). Because of the default in payment of the notes receivable in March 2003, the Company terminated RVSI’s rights to use the technology and has pursued an injunction to prevent RVSI from utilizing or licensing the Company’s technology, which was granted.  RVSI entered bankruptcy and certain of its assets have been sold, including those that could potentially use the Company’s technology.  The Company is in the process of determining if the purchaser of the assets are using the Company’s technology; if so, the Company may try to enter into a licensing agreement for use of the Company’s technology or if that does not succeed the Company may pursue an injunction against the purchaser of RVSI assets from utilizing the Company’s technology in an infringing manner.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recourse Receivables

          In Japan, where it is customary to do so, the Company discounts certain customer notes receivable at a bank with recourse. The Company’s maximum exposure was $1.5 million at July 1, 2005 and $0.8 million at December 31, 2004. The book value of the recourse receivables approximates fair value. Recourse receivables are included in accounts receivable on the balance sheet and the liability is included in accrued expenses.

Guarantees

          In the normal course of operations, the Company executes agreements that provide for indemnification and guarantees to counter parties in transactions such as business dispositions, the sale of assets, sale of products and operating leases. Additionally, the by-laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which he or she is involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. These indemnities and guarantees are routine and customary in the industry.

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

          Certain indemnification undertakings can extend for an unlimited period and generally do not provide for any limit on the maximum potential amount. The nature of substantially all of the indemnification undertakings prevents us from making a reasonable estimate of the maximum potential amount the Company could be required to pay counterparties as some agreements do not specify a maximum amount, although our standard terms and conditions limit exposure to the sales price of our products. Additionally, the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time.

          Historically, the Company has not made any significant payments under such indemnifications. At July 1, 2005 and December 31, 2004, nothing has been accrued in the consolidated balance sheet with respect to these indemnification undertakings.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Income Taxes

          At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. The Company’s reported effective tax rate of 40% for the six months ended July 1, 2005, differed from the expected Canadian federal and provincial statutory rate, primarily due to other income tax adjustments from multiple jurisdictions totaling $66 thousand and $69 thousand for the three and six months, respectfully, ended July 1, 2005.

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

          The Company records a valuation allowance to reduce its deferred tax assets for the amount that is not “more likely than not” to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the allowance for the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the allowance for the deferred tax asset would be charged to income in the period such determination was made.

          Income taxes have not been provided for unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested by the Company.

          American Jobs Creation Act of 2004

          Our cash balances are held in numerous locations throughout the world, including amounts held outside the United States. Most of the amounts held outside the United States could not be repatriated to the United States and would not be subject to the law defined under the American Jobs Creation Act of 2004, as the Company is incorporated under the laws of New Brunswick, a Canadian province  and the majority of our foreign locations are wholly owned by the New Brunswick corporation. There are no plans to repatriate any amount of cash relative to our foreign entities as allowed by the American Jobs Creation Act of 2004.  Repatriation of some foreign balances is restricted by local laws. The American Jobs Creation Act of 2004, enacted on October 22, 2004 (the “Jobs Act”), provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended		Six Months Ended

	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004

Components of the net periodic pension cost:
Service cost	$—	$—	$—	$—
Interest cost	414	255	828	513
Expected return on plan assets	(265)	(216)	(529)	(434)
Amortization of unrecognized gain (loss)	98	—	197	—
Recognized actuarial gain (loss)	—	—	—	—

Net periodic pension cost	$247	$39	$496	$79

          The Company’s subsidiary in Japan maintains a tax qualified pension plan. Such plan, a quasi-defined benefit pension plan, covers substantially all regular employees, under which the Company deposits funds under various fiduciary-type arrangements and/or purchases annuities under group contracts. Benefits are based on years of service and the employee’s compensation at retirement. For employees with less than twenty years of service to the Company, the benefit is paid out in a lump sum based on years of service and the employee’s compensation at retirement. For employees with twenty or more years of service to the Company, the benefit is guaranteed for a certain number of years and is based on years of service and the employee’s compensation at retirement. Participants may under certain circumstances, receive a benefit upon termination of employment.

          The assumptions that are used to value the costs and obligations of the plan reflect the Japanese economic environment. The Company continues to fund the plan sufficiently to meet current benefits as well as to fund a certain portion of future benefits as permitted in accordance with regulatory authorities.

          The table below sets forth the estimated net periodic cost of the tax qualified pension plan.

	Three Months Ended July 1, 2005	Six Months Ended July 1, 2005

Components of the net periodic pension cost:
Service cost	$51	$104
Interest cost	8	15
Expected return on plan assets	(1)	(2)
Amortization of unrecognized gain (loss)	17	35
Recognized actuarial gain (loss)	—	—

Net periodic pension cost	$75	$152

          It is not practicable to provide the components of the net periodic pension cost for the three months or six months ended July 2, 2004 as an initial actuarial valuation was performed for the year ended December 31, 2004.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Segment Information

General Description

          There have been no significant changes to the Company’s reportable operating segments since December 31, 2004. The Company’s operating segments are the same as those described in the Annual Report on Form 10-K.  The Components Group has been renamed the Precision Motion Group.  This name change more accurately reflects its business, but had no change on the operation or the results of the segment.

          Beginning with the first quarter of 2005, the Company and Chief Operating Decision Maker decided to include amortization of intangibles in the segments’ results of operations to reflect more fully expenses attributable to the businesses.  For comparative purposes, the Precision Motion Group and Laser Group segments’ operating income for the second quarter and the year to date ending July 2, 2004 has been restated to include amortization.   This change had no impact on the Company’s consolidated results of operations or its financial position. There is no amortization associated with the Laser Systems’ Group segment.  The amortization of purchased intangibles not allocated to a segment is related to amortization of intangibles from the merger of General Scanning and Lumonics.   The current business segment structure did not exist at the time of the merger, therefore it is impractical to allocate the amortization to a particular segment.  During the second quarter of 2005, the Company determined that sales of certain parts in Asia-Pacific, which are sold by both the Lasers and Laser Systems Groups, should be included in the results of the Laser Systems Group segment to more accurately reflect which segment’s customers purchased the parts.  As a result, the Company has reclassified from the Laser Group to the Laser Systems Group similar sales and cost of goods sold in the comparative three and six months ended July 2, 2004.  This reclassification had no impact on the consolidated results of operations for the Company.

Segments

          Information on reportable segments is as follows:

	Three Months Ended		Six Months Ended

	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004

Sales:
Precision Motion Group	$34,151	$41,854	$68,136	$75,210
Laser Group	11,426	11,677	21,686	23,243
Laser Systems Group	23,711	36,720	45,714	71,158
Intersegment sales elimination	(2,438)	(5,714)	(3,845)	(10,221)

Total	$66,850	$84,537	$131,691	$159,390

Segment income from operations:
Precision Motion Group	$4,872	$8,385	8,169	$13,478
Laser Group	803	496	92	700
Laser Systems Group	3,146	9,950	4,769	19,643

Total by segment	8,821	18,831	13,030	33,821
Unallocated amounts:
Corporate expenses	4,227	4,978	9,053	9,160
Amortization of purchased intangibles not allocated to a segment	26	26	53	886
Acquired in-process research and development	—	430	—	430
Restructuring and other	4	—	201	—

Income from operations	$4,564	$13,397	$3,723	$23,345

Amortization of purchased intangibles by segment included in the above segment income from operations:
Precision Motion Group	$1,515	$1,072	$3,133	$1,727
Laser Group	$106	$63	$215	$98

GSI GROUP INC.

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

	Three months ended

	July 1, 2005		July 2, 2004

	Sales	% of Total	Sales	% of Total

	(In millions)		(In millions)
Revenues from external customers:
North America	$28.9	43%	$41.8	49%
Latin and South America	0.4	1	0.5	1
Europe (EMEA)	11.2	17	12.0	14
Japan	9.0	13	13.4	16
Asia-Pacific, other	17.4	26	16.8	20

Total	$66.9	100%	$84.5	100%

	Six months ended

	July 1, 2005		July 2, 2004

	Sales	% of Total	Sales	% of Total

	(In millions)		(In millions)
Revenues from external customers:
North America	$53.9	41%	$80.6	51%
Latin and South America	0.8	1	0.6	—
Europe (EMEA)	22.3	17	25.5	16
Japan	22.7	17	24.9	16
Asia-Pacific, other	32.0	24	27.8	17

Total	$131.7	100%	$159.4	100%

	July 1, 2005	December 31, 2004

Long-lived assets and goodwill:
USA	$82,976	$85,636
Canada	118	2,066
Europe	34,020	38,662
Japan	604	665
Asia-Pacific, other	786	530

Total	$118,504	$127,559

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Differences between United States and Canadian Generally Accepted Accounting Principles (GAAP)

          Significant differences between United States and Canadian GAAP are described below.

          (a) Cash Equivalents, Short and Long Term Investments

          Under U.S. GAAP, certain marketable investments, which are considered to be “available-for-sale” securities, are measured at market value, with the unrealized gains or losses included in comprehensive income. Under current Canadian GAAP, the concept of comprehensive income is not applicable and these investments are measured at amortized cost.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

          Net income

		For the Three Months Ended		For the Six Months Ended

	Ref.	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004

Net income — as reported in U.S. GAAP		$3,125	$11,814	$3,235	$20,753
Differences due to:
• Differences in depreciation and amortization resulting from different merger accounting methods	(b)	27	17	53	758
• Stock compensation recorded under fair value method	(d)	(491)	(482)	(1,143)	(1,079)
• Stock compensation recorded as a result of variable accounting	(d)	(28)	68	(90)	119
• Difference in taxes - additional benefit (provision)	(e)	29	—	24	—

Net income — Canadian GAAP		$2,662	$11,417	$2,079	$20,551

Net income per common share — basic — Canadian GAAP		$0.06	$0.28	$0.05	$0.50
Net income per common share — diluted — Canadian GAAP		$0.06	$0.27	$0.05	$0.49

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          Selected balance sheet accounts where differences exist between U.S. and Canadian GAAP

	July 1, 2005				December 31, 2004

	As Reported	Ref.	Amount	Canadian GAAP	As Reported	Ref.	Amount	Canadian GAAP

Cash and cash equivalents	$64,014	(a)	$—	$64,014	$82,334	(a)	—	$82,334
Short-term investments	14,256	(a)	—	14,256	2,995	(a)	—	2,995
Future tax assets, short term	13,835	(e)	—	13,835	13,094	(e)	—	13,094
Property, plant and equipment cost	72,743	(b)	30,849	103,592	76,824	(b)	30,849	107,673
Accumulated depreciation	(27,482)	(b)	(30,849)	(58,331)	(26,604)	(b)	(30,849)	(57,453)

Property, plant and equipment, net	45,261	(b)	—	45,261	50,220	(b)	—	50,220

Future tax assets, long term	17,789	(e)	(2,551)	15,238	18,364	(e)	(2,714)	15,650
Intangible assets, patents and acquired technology, net of accumulated amortization	46,822	(b)	(392)	46,430	50,989	(b)	(445)	50,544
Income taxes payable (receivable)	1,408	(e)	(2,178)	(770)	4,045	(e)	(2,317)	1,728
Accrued minimum pension liability	9,471	(c)	(9,471)	—	9,881	(c)	(9,881)	—
Shareholders’ equity common shares	309,210	(b),(g)	(67,310)	241,900	308,669	(b),(g)	(67,310)	241,359
Additional paid in capital - contributed surplus	3,199	(d)	10,652	13,851	3,289	(d)	9,419	12,708
Retained earnings (accumulated deficit)	1,266	(b),(d),(e,)(g)	41,775	43,041	(1,969)	(b),(d),(e),(g)	42,931	40,962
Accumulated other comprehensive income (loss) - Accumulated foreign currency translation adjustments for Canadian GAAP	(10,832)	(c),(f)	23,589	12,757	(4,426)	(c),(f)	23,999	19,573

Total shareholders’ equity	302,843		8,706	311,549	305,563		9,039	314,602

15.  Subsequent Events

        The Company entered into a purchase and sale agreement for its facility in Farmington, Michigan on July 8, 2005 and expects to close on the transaction during the third quarter. The selling price is $6.5 million, net of certain closing costs. The sale is contingent upon the Company satisfying certain closing conditions.  The transaction is expected to be approximately breakeven, therefore the Company has not recorded any write-down in the value of the facility.

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

Overview

          GSI Group develops and delivers the enabling technology solutions that bring our customers’ advanced manufacturing applications to life.  Our leading brands include precision motion products, lasers, and laser systems, and are used to boost efficiency and productivity in the global medical, semiconductor, electronics, and industrial markets.

Our Laser Group produce high quality repeatable cuts, welds, holes and specialist marks on customer’s products.  These include hermetically sealing (by laser) heart defibrillators and rechargeable batteries.

Our Precision Motion Group contains diversified product lines ranging from ultra high speed drills to super precise measuring devices.  Applications include formatting hard drives and drilling holes in printed circuit boards. Our products allow manufacturers to perform tasks they otherwise could not perform such as drilling thousands of holes per minute with accuracy at a micron level.

Our Laser Systems Group supplies leading edge equipment to the semiconductor industry.  These include systems to trim silicon wafers and repair semiconductor memory wafers.

Highlights for the Three Months Ended July 1, 2005

•	Sales for the quarter decreased to $66.9 million from $84.5 million in the second quarter of 2004.

•	Net income for the quarter was $3.1 million, or $0.07 per diluted share, compared to a net income of $11.8 million, or $0.28 per diluted share, in the second quarter of 2004

•

Bookings of orders were $69.6 million in the second quarter of 2005 compared to $93.7 million in the second quarter of 2004.  Included in bookings for the second quarter of 2004 is $8.5 million of backlog acquired from MicroE. Ending backlog was $61.6 million as compared with $101.1 million at the end of the second quarter of last year.

•	Cash, cash equivalents and short-term investments were $78.3 million (this includes $5.0 million pledged under a security agreement) at July 1, 2005.

Results of Operations Three Months Ended July 1, 2005 Compared to Three Months Ended July 2, 2004

          The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended

	July 1, 2005	July 2, 2004

Sales	100.0%	100.0%
Cost of goods sold	58.6	58.0

Gross profit	41.4	42.0
Operating expenses:
Research and development	9.5	7.1
Selling, general and administrative	22.6	17.1
Amortization of purchased intangibles	2.5	1.4
Acquired in-process research and development	—	0.5
Other	—	—

Total operating expenses	34.6	26.1

Income from operations	6.8	15.9
Other income	—	—
Interest income	0.6	0.2
Interest expense	(0.1)	—
Foreign exchange transaction (losses) gains	0.5	(0.4)

Income before income taxes	7.8	15.7
Income tax provision	3.1	1.7

Net income	4.7%	14.0%

          Sales by Segment.  The following table sets forth sales in thousands of dollars by our business segments for the second quarter of 2005 and 2004. For 2004, certain Asia-Pacific parts sales have been reclassified from the Laser Group to the Laser Systems Group in the comparative three months ended July 2, 2004 to more accurately reflect which segment’s customers purchased the parts.  This reclassification had no impact on the consolidated results of operations for the Company.  Also please note that the Components Group has been renamed the Precision Motion Group.  This name change more accurately reflects its business, but had no change on the operation or the results of the segment.

	Three Months Ended

	July 1 2005	July 2, 2004	Increase (Decrease)

Sales:
Precision Motion Group	$34,151	$41,854	$(7,703)
Laser Group	11,426	11,677	(251)
Laser Systems Group	23,711	36,720	(13,009)
Intersegment sales elimination	(2,438)	(5,714)	3,276

Total	$66,850	$84,537	$(17,687)

          Sales.  Sales for the three months ended July 1, 2005 decreased by $17.7 million or 21%, compared to the quarter ended July 2, 2004.

          Sales in the Precision Motion Group segment decreased by $7.7 million, or 18%, from $41.9 million for the second quarter of 2004 to $34.2 million in the same period in 2005. This decrease was primarily due lower sales to the printed circuit board industry partially offset by a full quarter of MicroE sales that together amounted to a decrease of $3.4 million.  Lower volume of internal sales to our Laser Systems Group segment contributed $3.6 million to the decrease in sales in the period as a result of the reduced volume in the Laser Systems Group segment sales.  There were smaller increases and decreases in other product lines which comprised the balance of the $0.7 million decrease over the same period in 2004. Within this segment, disk drives and printed circuit board (“PCB”) manufacturing are two of the  significant industries that the Precision Motion Group serves that are subject to the most fluctuations in demand. Other areas of the business are relatively stable.

          Sales in the Laser Group segment in the second quarter of 2005 remained fairly constant with a small decrease of $0.3 million, or 2%, over the same quarter last year. This decrease was due to decreased sales from Sigma and JK laser based products of $1.1 million which were partially offset by increased sales in the Impact and Excimer laser product lines of $0.7 million. There were smaller increases and decreases in other product lines netting to an increase of $0.1 million which comprised the balance of the change in sales in the second quarter of 2005 compared to the second quarter of 2004. During the second quarter the Laser Group announced its introduction of the next generation of pulsed Nd:YAG lasers for faster, more precise cutting, welding and drilling applications.

          In the second quarter of 2005, sales in the Laser Systems Group segment decreased by $13.0 million, or 35%, over sales in the same period last year. This decrease was driven primarily due to decreases in Circuit trim and Wafer trim sales.  Sales of these products decreased approximately $14.9 million from the same period last year.  Increased sales of memory repair partially offset by a decrease in SVS sales added a combined $2.2 million in sales to the second quarter of 2005 as compared to the same period last year.  The remainder of the $0.3 million decrease in sales was across other product lines.  Sales in our Laser Systems Group segment are heavily weighted to the semiconductor industry, which causes their sales to be very cyclical in nature.  A year ago the semiconductor industry was in the midst of a global strengthening.  In the current period, that industry is experiencing a downturn.  It is difficult to predict when the bottom of the cycle will be reached or when an upturn will begin.  Our business in this segment is heavily driven by three of our product lines: wafer trim, wafer marking, and wafer repair (or memory repair).  Wafer trim systems are used to tune power management chips. Wafer marking systems are used by wafer manufacturers and chip makers to scribe tracking codes on wafers.  This market continues to be driven by the transition to 300mm wafers.  Wafer repair systems are used to enhance the production yield of flash and DRAM memory. The Company is actively pursuing its potential to grow its share of this market.

          Sales in our Corporate segment represent elimination of sales between our segments and are shown in the table above as intersegment sales elimination. There was a $3.3 million decrease in sales between segments for the three months ended July 1, 2005 as compared to the same period last year. This was a result of decreases in sales from our Precision Motion Group and Laser Group segments to our Laser Systems Group segment, which was in large part due to the reduced volume in the Laser Systems Group business.

          Sales by Region.  We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America consisting of the United States and Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill-to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific for example, but the sales of our systems are billed and shipped to locations in the United States, although the equipment may eventually be installed in Asia-Pacific, for instance. In this example, these sales are therefore reflected in North America totals in the table below.  In this and other similar instances, the sale is attributed to the geographic area of the bill-to customer’s location. The following table shows sales in millions of dollars to each geographic region for the second quarter of 2005 and 2004, respectively.

	Three Months Ended

	July 1, 2005		July 2, 2004

	Sales	% of Total	Sales	% of Total

	(In millions)		(In millions)
North America	$28.9	43%	$41.8	49%
Latin and South America	0.4	1	0.5	1
Europe (EMEA)	11.2	17	12.0	14
Japan	9.0	13	13.4	16
Asia-Pacific, other	17.4	26	16.8	20

Total	$66.9	100%	$84.5	100%

          As a percentage of sales, Asia-Pacific sales increased in the three months ended July 1, 2005 over the same period last year primarily due to having a full quarter of MicroE included in the Company’s results.  MicroE was acquired during the middle of the second quarter in 2004.  The increase in sales in Europe as a percentage of total sales in the second quarter of 2005 as compared to the same period in 2004 is mainly the result of sales generated from our Westwind line of products which experienced some growth in this market over the prior year.  Asia-Pacific is expected to be an area of growth for the Company as we are growing our footprint as a local supplier by expanding our manufacturing capabilities in China.

          Backlog.  We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Order backlog at July 1, 2005 was $61.6 million compared to $101.1 million at July 2, 2004.

          Gross Profit by Segment.  The following table sets forth gross profit in thousands of dollars by our business segments for the second quarter of 2005 and 2004.  For 2004, certain Asia-Pacific parts sales and costs associated with those sales have been reclassified from the Laser Group to the Laser Systems Group in the comparative three months ended July 2, 2004 to more accurately reflect which segment’s customers purchased the parts.  This reclassification had no impact on the consolidated results of operations for the Company.

	Three Months Ended

	July 1, 2005	July 2, 2004

Gross profit:
Precision Motion Group	$14,295	$16,605
Laser Group	4,120	3,606
Laser Systems Group	9,257	15,915
Intersegment sales elimination and other	10	(608)

Total	$27,682	$35,518

Gross profit %:
Precision Motion Group	41.9%	39.7%
Laser Group	36.1	30.9
Laser Systems Group	39.0	43.3
Intersegment sales elimination and other	(0.4)	10.6
Total	41.4%	42.0%

          Gross profit was 41.4% in the three months ended July 1, 2005 compared to 42.0% in the three months ended July 2, 2004. There are numerous factors that can influence gross profit percentage including product mix, pricing, volume, third-party costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, and the reversal thereof, at any particular time.  The Company’s total gross profit is a result of the changes in gross profit at each segment level.  Those changes are described below.

          The gross profit for the Precision Motion Group was 41.9% for the three months ended July 1, 2005 versus 39.7% in the same period last year.  Despite the lower sales volume, the gross margin increased 2.2 percentage points in the second quarter of 2005 as compared to the second quarter of last year, due to a combination of a decreased volume of sales with a shift in mix away from lower margin Westwind products and lower margin internal sales to the Laser Systems Group and from improvements in operations including lower material costs and reduced headcount.

          For our Laser Group the gross profit percentage was 36.1% in the second quarter of 2005 compared to 30.9% in the second quarter of 2004.  The improvement in gross profit percentage in the second quarter of 2005 as compared to the same quarter last year is attributable to lower material costs and a change in product mix, including lower sales of Sigma parts in Asia-Pacific that are now included in the Laser Systems Group.  Also, based upon the receipt of a demand notice, in the second quarter we reversed $0.1 million of an accrual made in the prior quarter for an exposure on a customs issue. This improved gross margin by approximately 1 percentage point.  A credit from a supplier product issue also helped to improve margins by approximately 1 percentage point.

          The gross profit for Laser Systems Group is down to 39.0% for the second quarter of 2005 from 43.3% in the same period last year. For the three months ended July 1, 2005, the Company recorded inventory provisions of $0.1 million compared to a benefit of $0.6 million from selling inventory that had previously been written down in the same period last year. The impact of this change in inventory provisions amounted to 2 percentage points of the decline in gross profit.  Sales volume decreases combined with product mix changes were the other major drivers this quarter that led to the decrease in the gross profit percentage.

          The Gross Profit of $0.6 million for the intersegment sales elimination and other for the second quarter of 2004 included expenses associated with the variable incentive compensation program for which there were no similar charges in 2005.

          Research and Development Expenses.  Research and development expenses for the three months ended July 1, 2005 were 9.5% of sales, or $6.4 million, compared with 7.1% of sales, or $6.0 million, in the three months ended July 2, 2004. Research and development expenses for the Precision Motion Group at $2.6 million in the second quarter of 2005 increased $0.3 million from the same period in 2004. The majority of the increase is attributable to a full quarter of research and development expenses in the MicroE product lines during the second quarter of 2005 as compared to the same quarter last year.  MicroE was acquired in the middle of the second quarter last year. In the second quarter of 2005, research and development expenses for the Laser Group segment were $1.2 million, which represents a $0.3 million increase from $0.9 million in the second quarter of 2004, primarily as a result of increased personnel costs and increased spending on new product development projects. Research and development expenses in the Laser Systems Group were $2.5 million for the three months ended July 1, 2005, a slight increase of $0.1 million from $2.4 million the same period last year, mainly as result of an increase in personnel costs. The Corporate segment research and development expenses at $39 thousand in the second quarter of 2005, decreased by $0.3 million from $0.3 million for the same period last year primarily due to a charge in the period last year for variable compensation expense for which there were no similar charges incurred in the same period this year.

          Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses were 22.6% of sales, or $15.1 million, in the three months ended July 1, 2005, compared with 17.1% of sales, or $14.5 million, in the three months ended July 2, 2004. SG&A expenses in the Precision Motion Group segment were $5.3 million for the second quarter of 2005 compared to $4.8 million in the second quarter of 2004, which was an increase of $0.5 million or 10%. The increase was mainly the result of additional SG&A expense incurred as a result of a full quarter of MicroE as compared to the same period in 2004.   This accounted for $0.5 million of the increase.  There were smaller offsetting increases and decreases in other SG&A expenses within the Precision Motion Group that had no effect on the total increase quarter over quarter.  SG&A expense in the Laser Group segment was $2.0 million in the second quarter of 2005 compared to $2.1 million in same period in the prior year, a small decrease of $0.1 million. A charge of $0.2 million in the quarter for pension expense mostly offset reduced spending on consulting of $0.2 million in the second quarter of 2004.  There were no significant consulting expenses in the current quarter.  In 2005, the Company had reclassified certain pension related expenses to the Laser Group segment.  Previously these costs were a corporate expense.  The pension expense has increased as a result of the underfunding of the defined benefit plan.  There were smaller increases and decreases that comprised the balance of the decrease of $0.1 million. In the Lasers Systems Group segment, SG&A expenses increased by $0.1 million from $3.5 million in the second quarter of 2004 to $3.6 million in the second quarter of 2005.  This increase was mainly a result of increased spending on temporary help.  SG&A expenses in our Corporate group were $4.2 million in the second quarter of 2005 compared to $4.0 million in the same period last year, an increase of $0.2 million. The increase is primarily a result of higher personnel related costs of $0.5 million, partially offset by a decrease in variable compensation expense of $0.4 million in the quarter ended July 1, 2005 from the same period in 2004.  There were smaller changes in other areas of SG&A spending that netted to an increase of $0.1 million.

          Amortization of Purchased Intangibles.  Amortization of purchased intangibles was $1.6 million, or 2.5% of sales, for the quarter ended July 1, 2005 primarily as a result of amortizing intangible assets from acquisitions. This compares to $1.2 million or 1.4% of sales for the same period in 2004. Beginning with the first quarter of 2005, the Company decided to include amortization of intangibles in the segments results of operations to reflect more fully expenses attributable to the businesses.   This change had no impact on the Company’s consolidated results of operations or its financial position.  As a result the Precision Motion Group segment is charged with 92.0% of the Company’s amortization mainly due to their recent acquisitions of MicroE, Westwind, and DRC product lines.  The $0.4 million increase in amortization expense in the second quarter of 2005 as compared to the second quarter of 2004 is a result of a full quarter of amortization from the MicroE acquisition.  The MicroE acquisition was completed in May 2004. The balance of the amortization is in the Laser Group along with a small amount that is not allocated to a particular business segment.  There is no amortization associated with the Laser Systems’ segment.  The amortization of purchased intangibles not allocated to a segment is related to amortization of intangibles from the merger of General Scanning and Lumonics.   The current business segment structure did not exist at the time of the merger, therefore it is impractical to allocate the amortization to a particular segment; consequently it is attributed to the Corporate segment.  As the Company has stated that it is continuing to pursue potential investments in or acquisitions of complementary technologies and products, future amortization expense may increase depending on the nature of assets acquired in any potential acquisition.

          Acquired in-process Research and Development.  During the three months ended July 2, 2004, the Company recorded a charge of $0.4 million for in-process research and development in connection with the acquisition of MicroE. The in-process research and development resulted from the MicroE acquisition and was based on an assessment of the fair value of assets acquired and liabilities assumed.  There were no similar charges during the same period in 2005.

          Other.  For the three months ended July 1, 2005 the Company incurred $4 thousand in other expenses.  The expense relates to a loss on the sale of the Company’s building located in Nepean, Ontario.  The building was sold during the second quarter of 2005.  There were no similar charges during the same period in 2004.

          Income from Operations.  The following table sets forth income from operations in thousands of dollars by our business segments for the second quarter of 2005 and 2004.

	Three Months Ended

	July 1, 2005	July 2, 2004

Segment income from operations:
Precision Motion Group	$4,872	$8,385
Laser Group	803	496
Laser Systems Group	3,146	9,950

Total by segment	8,821	18,831
Unallocated amounts:
Corporate expenses	4,227	4,978
Amortization of purchased intangibles not allocated to a segment	26	26
Acquired in-process research and development	—	430
Other	4	—

Income from operations	$4,564	$13,397

          Other Income (Expense).  During the second quarter of 2005, the Company recorded $8 thousand in other income resulting from a dividend on the Company’s equity investment in a private United Kingdom company. There were no similar gains or losses during the same period in 2004.

          Interest Income.  Interest income was $0.4 million in the second quarter of 2005 compared to $0.2 million in the second quarter of 2004.   The $0.2 million increase is attributed to higher interest rate yields.

          Interest Expense.  Interest expense was minimal, approximately $68 thousand, in the three months ended July 1, 2005 compared to $26 thousand in the three months ended July 2, 2004. During 2005 and 2004, the Company had no bank debt. Interest expense is primarily from discounting receivables with recourse at a bank and for interest on deferred compensation.

          Foreign Exchange Transaction Gain (Losses).  Foreign exchange transaction gains were approximately $0.3 million in the three months ended July 1, 2005 compared to a $0.3 million loss for the three months ended July 2, 2004.  These amounts arise primarily from transactions denominated in currencies other than functional currency and unrealized gains (losses) on derivative contracts. This gain primarily results from the strengthening of the U.S. dollar against the Euro and British Pound Sterling in the period as compared to the same period last year.  The US dollar has gained approximately 4% against the Euro and approximately 2% against the British Pound Sterling.

          Income Taxes.  The effective tax rate for three months ended July 1, 2005 was 40.1% compared with 10.7% for the same period in 2004 and an effective tax rate of 7.8% of income before taxes for the year ended December 31, 2004. The tax rate for three months ended July 1, 2005 reflects the Company’s estimated annual effective tax rate and is driven by the jurisdictions where income is earned. The Company’s reported effective tax rate of 40.1% for the three months ended July 1, 2005, differed from the expected Canadian federal and provincial statutory rate, primarily due to other income tax adjustments from multiple jurisdictions totaling $66 thousand for the three months ended July 1, 2005.   The effective tax rate for the full 2004 year, which is significantly below the normal statutory tax rate, reflects the fact that we recorded a benefit for the reversal of a $14.1 million valuation allowance and we do not recognize the tax benefit from losses in certain countries where future use of the losses is uncertain.

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

          Net Income.  As a result of the foregoing factors, net income for the second quarter of 2005 was $3.1 million, compared to $11.8 million in the same period in 2004.

Results of Operations for the Six Months Ended July 1, 2005 Compared to the Six Months Ended July 2, 2004

          The following table sets forth items in the unaudited consolidated year-to-date statement of operations as a percentage of sales for the periods indicated:

	Six Months Ended

	July 1, 2005	July 2, 2004

Sales	100.0%	100.0%
Cost of goods sold	61.6	59.1

Gross profit	38.4	40.9
Operating expenses:
Research and development	9.7	6.8
Selling, general and administrative	23.1	17.5
Amortization of purchased intangibles	2.6	1.7
Acquired in-process research and development	—	0.3
Other	0.2	—

Total operating expenses	35.6	26.3

Income from operations	2.8	14.6
Other income (expense)	—	—
Interest income	0.6	0.2
Interest expense	—	—
Foreign exchange transaction (losses) gains	0.7	(0.4)

Income before income taxes	4.1	14.4
Income tax provision	1.6	1.4

Net income	2.5%	13.0%

          Sales by Segment.  The following table sets forth sales in thousands of dollars by our business segments for the six months ended July 1, 2005 and July 2, 2004. For 2004, certain Asia-Pacific parts sales have been reclassified from the Laser Group to the Laser Systems Group in the comparative six months ended July 2, 2004 to more accurately reflect which segment’s customers purchased the parts.  This reclassification had no impact on the consolidated results of operations for the Company.  Also please note that the Components Group has been renamed the Precision Motion Group.  This name change more accurately reflects its business, but had no change on the operation or the results of the segment.

	Six Months Ended

	July 1, 2005	July 2, 2004	Increase (Decrease)

Sales:
Precision Motion Group	$68,136	$75,210	$(7,074)
Laser Group	21,686	23,243	(1,557)
Laser Systems Group	45,714	71,158	(25,444)
Intersegment sales elimination	(3,845)	(10,221)	6,376

Total	$131,691	$159,390	$(27,699)

          Sales.  Sales for the six months ended July 1, 2005 decreased by $27.7 million or 17% compared to the six months ended July 2, 2004.

          Sales for our Precision Motion Group segment decreased by $7.1 million, or 9%, for the first half of 2005 as compared to the same period in 2004. A full six months of sales from the MicroE line of products, as compared to approximately one and a half months in 2004, contributed an increase of $7.2 million in sales over last year, which was offset by an anticipated decrease in sales of PCB spindles of $7.2 million.  MicroE was acquired in May 2004.  Lower volume of internal sales to our Laser Systems Group segment contributed $5.7 million and a decline in other product lines of $1.4 million rounds out the balance of the overall decline in the first half of 2005 as compared to the same period last year.

          Sales in our Laser Group segment in the six months ended July 1, 2005 decreased by $1.6 million, or 7%, over the same period last year, due to a variety of reasons.  Although Laser Group segment sales overall changed just 7%, there were wide fluctuations at a product line level which comprised this decrease.  Sales from the Sigma, Spectron, and JK lasers together contributed $1.5 million to the decrease. Increased sales from our Excimer lasers contributed $0.7 million in the period which helped to offset some of this decrease.  Another portion of the change was due to decreased internal sales to Laser Systems of $0.3 million primarily as a result of lower volume in the Laser Systems business. There were smaller increases and decreases in other product lines that comprised the balance of $0.5 million of the change in sales in the first half of 2005 compared to the same period last year.

          In the first half of 2005, sales in our Laser Systems Group segment decreased by approximately $25.4 million, or 36%, over sales in the same period last year primarily due to decreases in Wafer Trim and Circuit Trim. Together these accounted for $28.3 million of the decrease.  Semiconductor Marker and Memory Repair experienced gains in sales and contributed increases of $4.3 million over the same period last year which helped to offset some of the decrease. The lower volume of sales are mainly a result of the semiconductor industry experiencing an over capacity. The additional decrease of $1.4 million is comprised of smaller increases and decreases in other product lines during the same period.

          Sales in our Corporate segment represent the elimination of sales between segments. There was a $6.4 million decrease in sales between segments for the six months ended July 1, 2005 as compared to the same period last year. The decrease is mainly a result of the reduced volume in the Laser Systems Group business which in turn decreased the intersegment sales from the Precision Motion Group and Laser Group segments to the Laser Systems Group segment.

          Sales by Region.  We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America consisting of Canada and the United States; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific for example, but the sales of our systems are billed and shipped to locations in North America. In this example, these sales are therefore reflected in the North America totals in the table below. In this and other similar instances, the sale is attributed to the geographic area of the bill-to customer’s location. The following table shows sales in millions of dollars to each geographic region for the six months ended July 1, 2005 and July 2, 2004.

	Six Months Ended

	July 1, 2005		July 2, 2004

	Sales	% of Total	Sales	% of Total

	(In millions)
North America	$53.9	41%	$80.6	51%
Latin and South America	0.8	1	0.6	—
Europe (EMEA)	22.3	17	25.5	16
Japan	22.7	17	24.9	16
Asia-Pacific, other	32.0	24	27.8	17

Total	$131.7	100%	$159.4	100%

As a percentage of sales, Asia-Pacific sales increased in the six months ended July 1, 2005 over the same period last year primarily due to having a full two quarters of MicroE included in the Company’s results.  MicroE was acquired during the middle of the second quarter last year.

Gross Profit by Segment.  The following table sets forth gross profit in thousands of dollars by our business segments for the six months ended July 1, 2005 and July 2, 2004. For 2004, certain Asia-Pacific parts sales and costs associated with those sales have been reclassified from the Laser Group to the Laser Systems Group in the comparative six months ended July 2, 2004 to more accurately reflect which segment’s customers purchased the parts.  This reclassification had no impact on the consolidated results of operations for the Company.

	Six Months Ended

	July 1, 2005	July 2, 2004

Gross profit:
Precision Motion Group	$26,843	$27,917
Laser Group	6,722	6,738
Laser Systems Group	17,043	31,520
Intersegment sales elimination and other	22	(917)

Total	$50,630	$65,258

Gross profit %:
Precision Motion Group	39.4%	37.1%
Laser Group	31.0	29.0
Laser Systems Group	37.3	44.3
Intersegment sales elimination and other	(0.6)	9.0
Total	38.4%	40.9%

          Gross profit was 38.4% in the six months ended July 1, 2005 compared to 40.9% in the six months ended July 2, 2004. Gross profit percentage primarily decreased due to decreased sales volume and changes in mix of product sales. There are numerous factors that can influence gross profit percentage including product mix, pricing, volume, third-party costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, and the reversal thereof, at any particular time.  The Company’s total gross profit is a result of the changes in gross profit at a segment level.  Those changes are described below.

          The gross profit for the Precision Motion Group was 39.4% for the first six months of 2005 versus 37.1% in the same period last year. One factor that contributed to the higher gross margin is the inclusion of the MicroE product lines in the full six months of 2005 as compared to only approximately one and a half months in the comparative 2004 period.  Additionally, there was a more favorable sales mix of products with higher margins and improvements in operations including lower material costs that contributed to the increase in gross profit percent.

          For our Laser Group the gross profit percentage was 31.0% in the first half of 2005 compared to 29.0% in the first half of 2004.  Improvements in material costs and a change in product mix, including lower sales of Sigma parts in Asia-Pacific that are now included in the Laser Systems Group, were the main factors that contributed to the higher gross profit.  This improvement was offset by a net charge of $0.3 million resulting from a UK customs issue and a severance charge of $0.2 million for a reduction in the service work force.

          The gross profit for Laser Systems is 37.3% for the six months ended July 1, 2005 compared to 44.3% for the first half of 2004. The sales volume decrease was the major driver that led to the decrease in the gross profit percentage for the first six months of 2005 compared to the same period last year. Additionally, in the first half of 2005, inventory charges of $0.5 million were taken primarily as a result of lower sales expectations, while in the first half of 2004 the Company recorded a benefit of $1.3 million from selling inventory that had been previously written down.  This $1.8 million change in inventory provisions contributed 3 percentage points to the margin decrease in the first six months of 2005 as compared to the same period last year.

          The Gross Profit of $0.9 million for the intersegment sales elimination and other for the first half of 2004 included expenses associated with the variable incentive compensation program for which there were no similar charges in 2005.

          Research and Development Expenses.  Research and development expenses for the six months ended July 1, 2005 were 9.7% of sales, or $12.8 million, compared with 6.8% of sales, or $10.8 million, for the six months ended July 2, 2004. Research and development expenses for the Precision Motion Group at $5.0 million in the first six months of 2005 were $1.0 million above the $4.0 million in the same period in 2004.  Two full quarters of research and development expenses associated with the MicroE product lines in 2005 amounted to $1.5 million increase over the prior year.  This was partially offset by decreases in personnel costs and reduced spending on engineering projects in other areas of the Precision Motion Group of $0.5 million.  In the first six months of 2005, research and development expenses in our Laser Group segment were $2.4 million, which was a $0.6 million increase from $1.8 million in the first half of 2004 primarily as a result of increased personnel costs and increased spending on new product development projects. For our Laser Systems Group segment, research and development expenses were $5.4 million for the six months ended July 1, 2005, a $0.9 million increase from $4.5 million the same period last year, mainly resulting from increased personnel costs and increased spending on new product development projects. The Corporate segment research and development expenses, at $0.1 million in the first six months of 2005, decreased by $0.4 million from $0.5 million in the same period last year primarily due to charges in the first six months of 2004 for variable compensation expense which was not experienced in the same period this year.

          Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses were 23.1% of sales, or $30.5 million, in the six months ended July 1, 2005, compared with 17.5% of sales, or $28.0 million, in the six months ended July 2, 2004. SG&A expenses in the Precision Motion Group segment were $10.6 million for the first six months of 2005 compared to $8.7 million in the same period in 2004, which was an increase of $1.9 million. The increase was mainly the result of additional SG&A expense incurred as a result of a full two quarters of MicroE as compared to the same period in 2004.  MicroE was acquired in May of last year.  This accounted for $2.0 million.  There were smaller increases and decreases in other product lines within the Precision Motion Group that contributed a $0.1 million decrease which comprised the balance of the change in the first half of 2005 as compared to the first half of 2004.  SG&A expense in the Laser Group segment remained relatively constant at $4.0 million for the six months ended July 1, 2005 as compared to $4.1 million for the same period in 2004.  A charge of $0.5 million for pension expense was partially offset by reduced spending on consulting of $0.2 million, lower commissions of $0.1 million and decreased facilities costs of $0.1 million.  In 2005, the Company had increased pension related expenses because of the underfunding in the defined benefit plan. There were smaller decreases in other areas of spending of $0.2 million that comprised the balance of the decrease in the six months ended July 1, 2005 as compared to the same period last year.    In the Lasers Systems Group segment, SG&A expenses decreased by $0.5 million from $7.4 million in the first half of 2004 to $6.9 million in the first half of 2005. This decrease was mainly a result of decreased legal costs of $0.4 million and $0.2 million of lower commissions due to lower sales volume.  Release of a customs audit accrual and decreased costs associated with demo equipment contributed $0.4 million in savings over last year.  These decreases were partially offset by increased consulting and temporary spending of $0.2 million, increased spending in the trademark and patent area of $0.2 million and increased personnel costs of $0.2 million in the first half of 2005 as compared to the first half of 2004.  SG&A expenses in our Corporate segment were $9.0 million in the six months ended July 1, 2005 as compared to $7.7 million in the same period last year, an increase of $1.3 million. Higher personnel costs including fringe benefit costs of $1.1 million partially offset by a decrease in variable compensation expense of $0.4 million was primarily the reason for the increase in the six months ended July 1, 2005 from the same period in 2004.  Increased legal costs of $0.2 million also contributed to the increase from last year.  The remaining $0.4 million increase is comprised of smaller increases and decreases in other areas of selling, general and administrative expenses.

          Amortization of Purchased Intangibles.  Amortization of purchased intangibles was 2.6% of sales, or $3.4 million, for the six months ended July 1, 2005 primarily as a result of amortizing intangible assets from acquisitions. This compares to $2.7 million, or 1.7% of sales, for the same period in 2004. The Company decided, beginning with the first quarter of 2005, to include amortization of intangibles in the segments results of operations to reflect more fully expenses attributable to the businesses.   This change had no impact on the Company’s consolidated results of operations or its financial position.  As a result the Precision Motion Group segment is charged with 92.1% of the Company’s amortization for the first half of 2005 mainly due to their recent acquisitions of MicroE, Westwind, and DRC product lines.  The $0.7 million increase in the first half of 2005 is a result of a full two quarters of amortization from the MicroE acquisition which was an increase of $1.2 million offset primarily by a $0.7 million savings from the fully amortized General Scanning and Lumonics merger technology. The MicroE acquisition was completed in May 2004. The balance of the amortization is in the Laser Group and the Corporate segments.  There is no amortization associated with the Laser Systems’ segment.  The amortization of purchased intangibles included in Corporate, which is not allocated to a segment, is related to amortization of intangibles from the merger of General Scanning and Lumonics.   The current business segment structure did not exist at the time of the merger, therefore it is impractical to allocate the amortization to a particular segment; consequently it is attributed to the Corporate segment.  As the Company has stated that it is continuing to pursue potential investments in or acquisitions of complementary technologies and products, future amortization expense may increase depending on the nature of assets acquired in any potential acquisition.

          Acquired in-process Research and Development.  During the six months ended July 1, 2004, the Company recorded a charge of $0.4 million for in-process research and development in connection with the acquisition of MicroE. The in-process research and development from the MicroE acquisition is based on the valuation of assets acquired and liabilities assumed, which the Company completed in the third quarter of 2004.  There were no similar charges during the same period in 2005.

          Other.  In the six months ended July 1, 2005, the Company recorded a write-down of $0.2 million for the loss on the sale of the Nepean facility.  The sale was completed in the second quarter of 2005.  There were no similar charges in six months ended July 2, 2004.

          Income from Operations.  The following table sets forth income from operations in millions of dollars by our business segments for the six months ended July 1, 2005 and July 2, 2004.

	Six Months Ended

	July 1, 2005	July 2, 2004

Segment income from operations:
Precision Motion Group	$8,169	$13,478
Laser Group	92	700
Laser Systems Group	4,769	19,643

Total by segment	13,030	33,821
Unallocated amounts:
Corporate expenses	9,053	9,160
Amortization of purchased intangibles not allocated to a segment	53	886
Acquired in-process research and development	—	430
Other	201	—

Income from operations	$3,723	$23,345

          Other Income (Expense).  During the first half of 2005, the Company recorded $8 thousand in other income resulting from a dividend on the Company’s equity investment in a private United Kingdom company. There were no similar gains or losses during the same period in 2004.

          Interest Income.  Interest income was $0.8 million in the six months ended July 1, 2005, compared to $0.4 million in the six months ended July 2, 2004.  The average amount of interest earned on our cash balances has increased in the first half of 2005 as compared to the same period last year due to higher available interest rates.

          Interest Expense.  Interest expense was $0.1 million in the six months ended July 1, 2005, compared to $0.1 million in the six months ended July 2, 2004. Interest expense is primarily from discounted receivables with recourse at a bank and for interest on deferred compensation.

          Foreign Exchange Transaction Gains (Losses).  Foreign exchange transaction gains were $0.9 million for the six months ended July 1, 2005, compared to a loss of $0.6 million in the six months ended July 2, 2004. These amounts arise primarily from transactions denominated in currencies other than functional currency and unrealized gains (losses) on derivative contracts. This gain primarily results from the strengthening of the U.S. dollar against the Euro and British Pound Sterling in the period as compared to the same period last year.  The US dollar has gained approximately 5% against the Euro and approximately 3% against the British Pound Sterling.

          Income Taxes.  The effective tax rate at July 1, 2005, was 40% of income before taxes, compared to an effective tax rate of 7.8% of income before taxes for the year ended December 31, 2004. Our effective tax rate in 2005 reflects an annualized statutory tax rate as the company operates in multiple tax jurisdictions.  In addition, other tax adjustments from multiple jurisdictions totaling $69 thousand, which were recorded in 2005, increased the overall tax rate reported. The effective tax rate in 2004, which is significantly below the normal statutory tax rate, reflects the fact that we recorded a benefit for the reversal of a $14.1 million valuation allowance and we do not recognize the tax benefit from losses in certain countries where future use of the losses is uncertain.

          Net Income.  As a result of the foregoing factors, net income for the six months ended July 1, 2005 was $3.2 million, compared to $20.8 million in the same period in 2004.

Critical Accounting Policies and Estimates

          Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. There is no change to our critical accounting policies included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Form 10-K, for the year ended December 31, 2004.

Liquidity and Capital Resources

          Cash and cash equivalents totaled $64.0 million at July 1, 2005 compared to $82.3 million at December 31, 2004. In addition, the Company had $14.3 million in marketable short-term investments and nil in marketable long-term investments at July 1, 2005 compared to $3.0 million in marketable short-term investments and $5.0 million in marketable long-term investments at December 31, 2004. Included in long-term investments at July 1, 2005 and December 31, 2004 is a minority equity investment in a private United Kingdom company valued at $0.6 million and $0.7 million, respectively. As discussed in note 5 to the consolidated financial statements, at July 1, 2005 $5.0 million of short-term investments were pledged as collateral for the Bank of America security agreement.

     Cash Flows for Three Months Ended July 1, 2005 and July 2, 2004

          Cash flows used in operating activities for the three months ended July 1, 2005 were $8.1 million, compared to cash provided of $12.6 million during the same period in 2004. Net income, after adjusting for loss on disposal of long lived asset, depreciation and amortization, unrealized gain on derivatives, stock-based compensation and deferred income taxes provided cash of $5.8 million in the second quarter of 2005. Increases in accounts receivable, inventories, other current assets, and decreases in current liabilities used $13.9 million in cash. The increase in receivables was a result of timing of sales at the end of the quarter, as well as some longer terms extended to customers. Net income, after adjusting for acquired in-process research and development, depreciation and amortization, unrealized gain on derivatives, stock-based compensation and deferred income taxes, provided cash of $11.9 million in the three months ended July 2, 2004. Decreases in accounts receivable provided $7.2 million in cash in the same period in 2004. This was partially offset by increases in inventories, other current assets and decreases in current liabilities, which used $6.4 million.

          Cash flows used in investing activities were $0.9 million during the three months ended July 1, 2005, primarily from the net purchases of short-term and long-term investments of $1.2 million.  The sale of the Nepean building provided $1.5 million in cash, which was offset by purchases of property plant and equipment of $1.1 million during the same period in 2005. Cash flows from investing activities used $52.9 million during the three months ended July 2, 2004, primarily from the MicroE acquisition of $54.7 million offset by net sales and maturities of short-term and long-term investments of $2.5 million in cash.

          Cash flows provided by financing activities during the three months ended July 1, 2005 were $0.3 million from the issue of share capital from the exercise of stock options, compared to $1.3 million for the same period in 2004.

     Cash Flows for Six Months Ended July 1, 2005 and July 2, 2004

          Cash flows used by operating activities for the six months ended July 1, 2005 were $9.3 million, compared to $19.1 million in cash generated during the same period in 2004. Net income, after adjusting for loss on disposal of long lived asset, depreciation and amortization, unrealized gain on derivatives, stock-based compensation and deferred income taxes, provided cash of $9.3 million in the first six months of 2005. Increases in accounts receivable, inventory, and decreases in other current liabilities used $20.2 million, which was offset by a decrease in other current assets providing $1.6 million in cash. The increase in receivables was mainly a result of timing of sales at the end of the quarter, as well as some longer terms extended to customers.  The increase in inventory is primarily a result of increase in systems for evaluation by customers in our Laser Systems Group. Net income, after adjusting for non-cash items, provided $22.0 million in the first half of 2004. Increases in accounts receivable, inventories and other current assets used $13.4 million, which was offset by an increase in other current liabilities that provided $10.5 million in cash.

          Cash flows used in investing activities were $6.7 million during the six months ended July 1, 2005, primarily from the net purchases of short-term and long-term investments of $6.2 million. The sale of the Nepean building provided $1.5 million in cash, which was offset by a use of cash of $2.0 million for the addition of property plant and equipment during the six months ended July 1, 2005. Cash flows used in investing activities were $32.1 million during the six months ended July 2, 2004, primarily due to the acquisition of MicroE of $54.7 million. This was partially offset by net maturities of short-term and long-term investments, which generated $23.7 million in cash.

          Cash flows provided by financing activities during the six months ended July 1, 2005 were $0.5 million from the issue of share capital, compared to $1.6 million for the same period in 2004.

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

Special Note Regarding Forward-Looking Statements

          Certain statements contained in this report on Form 10-Q constitute forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, customer behaviour, outcome of regulatory proceedings, market conditions, tax issues and other matters. All statements contained in this report on Form 10-Q that do not relate to matters of historical fact should be considered forward-looking statements, and are generally identified by words such as “anticipate,”, “believe,” “estimate,” “expect,” “intend,” “plan” and “objective” and other similar expressions. Readers should not place undue reliance on the forward-looking statements contained in this document. Such statements are based on management’s beliefs and assumptions and on information currently available to management and are subject to risks, uncertainties and changes in condition, significance, value and effect, including risks discussed in reports and documents filed by the Company with the United States Securities and Exchange Commission and with securities regulatory authorities in Canada. Such risks, uncertainties and changes in condition, significance, value and effect, many of which are beyond our control, could cause our actual results and other future events to differ materially from those anticipated. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

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

          A halt in economic growth or a slowdown will put pressure on our ability to meet anticipated revenue levels.  We are in the midst of  a down cycle in the semiconductor and electronics markets. It is difficult to predict how long this down turn will last and when recovery will commence. It is not clear whether this will become a broad based economic slowdown. As a result, many of our customers may order lower quantities or limit orders to about one quarter’s visibility or less. A large portion of our sales is dependent on the need for increased capacity or replacement of inefficient manufacturing processes, because of the capital-intensive nature of our customers’ businesses. These also tend to lag behind in an economic recovery longer than other businesses. If a down turn lasts longer than expected, if a recovery does not begin or if a general economic slowdown commences, we may not be able to meet anticipated revenue levels on a quarterly or annual basis.

          We have had a history of operating losses and may not be able to sustain or grow the current level of profitability.  With the exception of the first quarter of 2005, we have incurred profits from operations from the second half of 2003 through the second quarter of 2005. Prior to then, we incurred operating losses on an annual basis from 1998 through 2003.  For the year ended December 31, 2004, we generated net income of $41.5 million.  No assurances can be given that we will continue to be profitable from operations or what level of profitability may be achieved in the future and the market price of our common shares may decline as a result.

          Our inability to remain profitable may result in the loss of significant deferred tax assets.  In determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets requires subjective judgment and analysis. While the Company recovered a portion of the current deferred tax assets in 2004 based on profitability in 2004, and planned profits for 2005, the Company is consistently evaluating its deferred tax assets based on current year performance. Our ability to maintain our deferred tax assets at July 1, 2005 depends upon the Company’s ability to continue to generate future profits in the United States, United Kingdom and Canadian tax jurisdictions. If actual results differ from our plans or we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by taking a charge to the Statement of Operations, which may have a material negative result on our operations.

          Our business depends significantly upon capital expenditures, including those by manufacturers in the semiconductor, electronics, machine tool and automotive industries, each of which are subject to cyclical fluctuations.  The semiconductor and electronics, machine tool and automotive industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. The timing, length and severity of these cycles, and their impact on our business, are difficult to predict. For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products. The cyclical variations in these industries have the most pronounced effect on our Laser Systems Group, due in large measure to that segment’s historical focus on the semiconductor and electronics industries and the Company’s need to support and maintain a comparatively larger global infrastructure (and, therefore, lesser ability to reduce fixed costs) than in our other segments. Currently, we are in a downturn. We can not predict how long or deep this downturn may be. There is no assurance that we will not continue to be impacted from the slowdown as we were in the first half of 2005, that we could benefit in the future to the same extent as we did in 2004, or that we will not be materially adversely affected by future downturns or slowdowns in the semiconductor and electronics, and other industries that we serve.

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

          Fluctuations in our customers’ businesses, timing and recognition of revenues from customer orders and other factors beyond our control may cause our results of operations quarter over quarter to fluctuate, perhaps substantially.  Our revenues and net income, if any, in any particular period may be lower than revenues and net income, if any, in a preceding or comparable period. Factors contributing to these fluctuations, some of which are beyond our control, include:

•	fluctuations in our customers’ businesses;

•	timing and recognition of revenues from customer orders;

•	timing and market acceptance of new products or enhancements introduced by us or our competitors;

•	availability of components from our suppliers and the manufacturing capacity of our subcontractors;

•	timing and level of expenditures for sales, marketing and product development;

•	changes in the prices of our products or of our competitors’ products; and

•	fluctuations in exchange rates for foreign currency.

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

          A delay in a shipment, or failure to meet our revenue recognition criteria, near the end of a fiscal quarter or year, due, for example, to rescheduling or cancellations by customers or to unexpected difficulties experienced by us, may cause sales in a particular period to fall significantly below our expectations and may materially adversely affect our operations for that period. Our inability to adjust spending quickly enough to compensate for any sales shortfall would magnify the adverse impact of that sales shortfall on gross profits and on our results of operations.

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

          The steps we take to protect our intellectual property may not be adequate to prevent misappropriation or the development of competitive technologies or products by others that could harm our competitive position and materially adversely affect our results of operations. Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. As of July 2005, we held 164 United States and 114 foreign patents; in addition, applications were pending for 70 United States and 103 foreign patents. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us.

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

          Our operations in foreign countries subject us to risks not faced by companies operating exclusively in the United States.  In addition to operating in the United States, Canada, the United Kingdom and the People’s Republic of China (“PRC”), we currently have sales and service offices in Germany, Switzerland, Japan, Korea, Singapore, Taiwan and the PRC.  We may in the future expand into other international regions.  During the first half of 2005, approximately 59% of our revenue was outside North America and approximately 57% of our revenue for the year ended December 31, 2004 was derived from operations outside North America.  International operations are an expanding part of our business both from a sales focus and an operating base.  The Company has stated that it intends to extend further production capabilities in the PRC.

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

          Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees.  We have historically used stock options and other forms of equity-related compensation as key components of our total rewards employee compensation program in order to align employees’ interests with the interests of our shareholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of our employee stock options have had exercise prices in excess of our stock price, which reduces their value to employees and could affect our ability to retain or attract present and prospective employees.

          Proposed changes in accounting for equity compensation could adversely affect earnings. In addition, the Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us and other companies to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining shareholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.

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

          Defects in our products or problems arising from the use of our products together with other vendors’ products may seriously harm our business and reputation.  Products as complex as ours may contain known and undetected errors or performance problems. Defects are frequently found during the period immediately following introduction and initial implementation of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers before implementation, our products are not error-free. These errors or performance problems could result in lost revenues or customer relationships or require us to incur additional costs to correct product problems and could be detrimental to our business and reputation generally. In addition, our customers generally use our products together with their own products and products from other vendors. As a result, when problems occur in a combined environment, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. To date, defects in our products or those of other vendors’ products with which ours are used by our customers have not had a material negative effect on our business. However, we cannot be certain that a material negative impact will not occur in the future.

          We depend on limited source suppliers that could cause substantial manufacturing delays and additional cost if a disruption in supply occurs.  While we attempt to mitigate risks associated with our reliance on single suppliers by actively managing our supply chain, we do obtain some components used in our business segments from a single source. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products, particularly in our Laser Systems Group. Despite our and their best efforts, there can be no assurance that our current or alternative sources will be able to continue to meet all of our demands on a timely basis. If suppliers or subcontractors experience difficulties that result in a reduction or interruption in supply to us, or fail to meet any of our manufacturing requirements, our business would be harmed until we are able to secure alternative sources, if any, on commercially reasonable terms.

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

          Production difficulties and product delivery delays could materially adversely affect our business, operating results or financial condition.  We assemble our products at our facilities in the United States, the United Kingdom and the PRC. If use of any of our manufacturing facilities were interrupted by natural disaster or otherwise, our operations could be negatively impacted until we could establish alternative production and service operations. In addition, we may experience production difficulties and product delivery delays in the future as a result of:

•	changing process technologies;

•	ramping production;

•	installing new equipment at our manufacturing facilities; and

•	shortage of key components.

          If the political conditions globally do not improve or if the economic turnaround is not sustained, we may experience material adverse impacts on our business, operating results and financial condition.  Our business is subject to the effects of general economic and political conditions globally. While there have been improvements in the general economy since late 2003, our revenues and operating results are subject to fluctuations from unfavorable economic conditions as well as uncertainties arising out of the threatened terrorist attacks on the United States and throughout the world, including the economic consequences of protracted military action or additional terrorist activities and associated political instability and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          Interest Rate Risk.  Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments, long-term investments and debt obligations. As described in note 8 to the consolidated financial statements, at July 1, 2005, the Company had $25.2 million invested in cash equivalents and $14.3 million in short-term marketable investments. At December 31, 2004, the Company had $48.3 million invested in cash equivalents and $8.0 million in short-term and long-term marketable investments. Due to the average maturities and the nature of the investment portfolio at July 1, 2005, a one percent change in interest rates could have approximately a $0.4 million impact on our interest income on an annual basis. We do not use derivative financial instruments in our investment portfolio.  We do not hold interest rate derivative contracts.

          Foreign Currency Risk.  We have substantial sales and expenses and working capital in currencies other than U.S. dollars. As a result, we have exposure to foreign exchange fluctuations, which may be material. To reduce the Company’s exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. Additionally, we may utilize currency forwards, currency swaps and currency options to hedge exposure to foreign currencies. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. We do not currently use currency forwards or currency options for trading purposes. The Company does not designate short-term contracts as hedges. Accordingly, such contracts are recorded at fair value with changes in fair value recognized in income, instead of included in accumulated other comprehensive income. Although the Company marks-to-market short-term hedge contracts to the statement of operations, the Company does not intend to enter into hedging contracts for speculative purposes.  At July 1, 2005 there were three short-term United States dollars to British Pound Sterling forward exchange contracts outstanding to purchase $2.3 million with an aggregate fair value loss of $0.2 million recorded in foreign exchange transaction gains (losses) and three short-term forward contracts to purchase $5.4 million in exchange for Japanese Yen with an aggregate fair value gain of $0.3 million recorded in foreign exchange transaction gains (losses).  Additionally, we had one long-term currency swap contract, with a maturity date in December 2005, in exchange for Yen with a notional amount of $8.7 million United States dollars with an aggregate fair value loss of $0.9 million after-tax recorded in accumulated other comprehensive income. This amount is offset with the remeasurement on the hedged item, for a net amount of nil in accumulated comprehensive income.

Item 4.  Controls and Procedures

          The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the United States Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures of the Company are effective as of the end of the period covered by this report. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

          See the description of legal proceedings in note 10 to the Consolidated Financial Statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          Not applicable.

Item 3.  Defaults Upon Senior Securities

          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          On May 26, 2005, the Company held its annual and special meeting of shareholders.  For more information on the following proposals, see the Company’s definitive management proxy circular filed with the Securities and Exchange Commission on April 25, 2005.

		Votes for	Votes withheld

1.	Election of Directors:
	Richard B. Black	34,792,604	728,479
	Garrett A. Garrettson	35,329,885	271,198
	Phillip A. Griffiths, Ph.D.	35,331,003	272,808
	Marina Hatsopoulos	35,329,985	271,098
	Byron O. Pond	35,331,053	270,030
	Benjamin J. Virgilio	35,331,003	270,080
	Charles D. Winston	35,211,554	289,529
2.	Ratification of selection of Ernst & Young LLP as the Company’s independent registered public accounting firm	35,211,764	189,802

		Votes for	Votes against	Votes abstain

3.	Approval of the adoption of the Company’s Shareholder Rights Plan	25,406,047	3,620,962	32,574
4.	Approval of the amendment to the Company’s Articles of Continuance to change the name of the Company from GSI Lumonics Inc. to GSI Group Inc.	35,503,561	70,203	27,319
5.	Approval of the amendment to the Company’s By-Law Number 1 to change the quorum requirement to 33-1/3% of the shares entitled to vote at the meeting, present personally or represented by proxy for meetings of its shareholders	28,723,893	284,371	51,319

Item 5. Other Information

          Not applicable.

Item 6 (a).  Exhibits

Exhibit Number	Description

3.1	Articles of Continuance of the Registrant (1)

3.2	Amendment to Articles of Continuance of the Registrant (2)

3.3	By-law No. 1 of the Registrant (1)

3.4	Amendment to By-Law Number 1 of the Registrant (2)

10.1	Shareholder Rights Plan (3)

10.2	Real Estate Purchase and Sale Agreement Between GSI Lumonics Corporation and STAG Capital Partners, LLC (4)

10.3	First Amendment to Real Estate Purchase and Sale Agreement (4)

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

99.1	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations — Canadian Supplement. (*)

(1) - Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A filed on February 11, 1999.
(2) - Incorporated by reference to the Registrant’s Definitive Proxy Circular filed on April 25, 2005.
(3) - Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2005.
(4) - Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2005.
(*) - Filed herewith

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Group Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI GROUP INC. (Registrant)

Name	Title	Date

/s/ CHARLES D. WINSTON	President and Chief Executive Officer	August 10, 2005
(Principal Executive Officer)
Charles D. Winston

/s/ THOMAS R. SWAIN	Vice President, Finance and Chief	August 10, 2005
Financial Officer (Principal Financial
Thomas R. Swain	and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Continuance of the Registrant (1)

3.2	Amendment to Articles of Continuance of the Registrant (2)

3.3	By-law No. 1 of the Registrant (1)

3.4	Amendment to By-Law Number 1 of the Registrant (2)

10.1	Shareholder Rights Plan (3)

10.2	Real Estate Purchase and Sale Agreement Between GSI Lumonics Corporation and STAG Capital Partners, LLC (4)

10.3	First Amendment to Real Estate Purchase and Sale Agreement (4)

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

99.1	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations — Canadian Supplement. (*)

(1) - Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A filed on February 11, 1999.
(2) - Incorporated by reference to the Registrant’s Definitive Proxy Circular filed on April 25, 2005.
(3) - Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2005.
(4) - Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2005.
(*) - Filed herewith