Form 10-Q
period 2005-09-30
GSI GROUP INC
filed 2005-11-08
CIK 1076930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Yes ☒	No ☐

          Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          As at October 31, 2005, there were 41,614 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

GSI GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	September 30, 2005	December 31, 2004

ASSETS
Current
Cash and cash equivalents (note 8)	$84,170	$82,334
Short-term investments (note 5 and 8)	9,283	2,995
Accounts receivable, less allowance of $1,327 (December 31, 2004 — $2,470) (note 7, 10)	51,751	60,314
Income taxes receivable (note 11)	1,280	2,287
Inventories (note 3)	63,010	60,319
Deferred tax assets (note 11)	11,813	13,094
Other current assets (note 3)	14,183	10,311

Total current assets	235,490	231,654
Property, plant and equipment, net of accumulated depreciation of $20,716 (December 31, 2004 — $26,604)	38,263	50,220
Deferred tax assets (note 11)	19,994	18,364
Other assets (note 3)	2,846	2,906
Long-term investments (note 8)	626	5,681
Intangible assets, net of amortization of $3,550 (December 31, 2004 — $2,139) (note 2, 3)	16,199	18,152
Patents and acquired technology, net of amortization of $29,271 (December 31, 2004 — $25,883) (note 2, 3)	28,759	32,837
Goodwill (note 2, 3)	26,421	26,350

	$368,598	$386,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$13,471	$18,462
Income taxes payable (note 11)	2,021	4,045
Accrued compensation and benefits	9,621	13,160
Other accrued expenses (note 3)	16,718	21,327

Total current liabilities	41,831	56,994
Deferred compensation	2,530	2,178
Deferred tax liabilities (note 11)	10,566	11,521
Other liability	27	27
Accrued minimum pension liability (note 12)	9,278	9,881

Total liabilities	64,232	80,601
Commitments and contingencies (note 10)
Stockholders’ equity (note 6)
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 41,614,421 (December 31, 2004 — 41,449,270)	309,430	308,669
Additional paid-in capital	3,305	3,289
Retained earnings (accumulated deficit)	3,308	(1,969)
Accumulated other comprehensive loss	(11,677)	(4,426)

Total stockholders’ equity	304,366	305,563

	$368,598	$386,164

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	Three Months Ended		Nine Months Ended

	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Sales	$62,600	$90,671	$194,291	$250,061
Cost of goods sold	37,909	53,573	118,970	147,705

Gross profit	24,691	37,098	75,321	102,356
Operating expenses:
Research and development and engineering	6,141	6,562	18,968	17,323
Selling, general and administrative	14,375	15,627	45,037	43,639
Amortization of purchased intangibles	1,632	1,614	5,033	4,324
Acquired in-process research and development	—	—	—	430
Other income	(322)	—	(304)	—

Total operating expenses	21,826	23,803	68,734	65,716
Income from operations	2,865	13,295	6,587	36,640
Other income	—	119	8	104
Interest income	521	253	1,301	643
Interest expense	(58)	(104)	(121)	(159)
Foreign exchange transaction gains (losses)	(352)	267	591	(339)

Income before income taxes	2,976	13,830	8,366	36,889
Income tax provision	934	1,707	3,089	4,013

Net income	$2,042	$12,123	$5,277	$32,876

Net income per common share:
Basic	$0.05	$0.29	$0.13	$0.80
Diluted	$0.05	$0.29	$0.13	$0.78
Weighted average common shares outstanding (000’s)	41,598	41,209	41,526	41,071
Weighted average common shares outstanding for diluted net income per common share (000’s)	41,965	42,084	41,821	42,159

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	Three Months Ended		Three Months Ended

	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Cash flows from operating activities:
Net income	$2,042	$12,123	$5,277	$32,876
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on disposal of assets	(4)	—	197	—
Loss on sale of investments	—	—	—	15
Translation gain on liquidation of subsidiary	—	(119)	—	(119)
Acquired in-process research and development	—	—	—	430
Depreciation and amortization	3,265	3,161	10,365	9,762
Unrealized loss (gain) on derivatives	1	—	(36)	—
Stock-based compensation	106	(205)	16	(86)
Deferred income taxes	(1,730)	(6,986)	(2,848)	(12,676)
Changes in current assets and liabilities:
Accounts receivable	8,627	(3,914)	6,239	(5,912)
Inventories	473	(2,969)	(4,771)	(13,865)
Other current assets	(5,991)	(740)	(4,432)	(1,461)
Accounts payable, accruals and taxes (receivable) payable	3,232	7,863	(9,301)	18,343

Cash provided by operating activities	10,021	8,214	706	27,307
Cash flows from investing activities:
Acquisitions of businesses	—	—	(71)	(54,744)
Sale of assets	5,809	—	7,359	—
Other additions to property, plant and equipment	(881)	(520)	(2,911)	(1,386)
Proceeds from the sale and maturities of investments	9,300	10,119	20,300	73,224
Purchases of investments	(4,313)	(7,990)	(21,532)	(47,426)
(Increase) decrease in other assets	(1)	(27)	85	(180)

Cash provided by (used in) investing Activities	9,914	1,582	3,230	(30,512)
Cash flows from financing activities:
Repayment of other long-term liability	—	(2)	—	(2)
Issue of share capital from the exercise of stock options and employee share purchase plan	298	332	762	1,969

Cash provided by financing activities	298	330	762	1,967
Effect of exchange rates on cash and cash equivalents	(77)	(98)	(2,862)	423

Increase (decrease) in cash and cash equivalents	20,156	10,028	1,836	(815)
Cash and cash equivalents, beginning of period	64,014	53,192	82,334	64,035

Cash and cash equivalents, end of period	$84,170	$63,220	$84,170	$63,220

The accompanying notes are an integral part of these financial statements.

(Unaudited)
As of September 30, 2005
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

Comparative Amounts

          Certain prior year amounts have been reclassified to conform to the current year presentation in the financial statements as of and for the three and nine months ended September 30, 2005. These reclassifications had no effect on the previously reported results of operations of the Company or its financial condition.

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

          The estimated fair value of intangible assets acquired was recorded as follows:

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

Pro Forma Combined (Unaudited) for the Nine Months Ended October 1, 2004

Sales	$260,623
Net income	$33,510
Net income per common share: Basic	$0.82
Net income per common share: diluted	$0.79
Weighted average shares outstanding: Basic	41,071
Weighted average shares outstanding: Diluted	42,159

          Excluded from the pro forma results are costs of $1.2 million related to the acquisition that MicroE incurred prior to the acquisition date.

3.  Supplementary Balance Sheet Information

          The following tables provide details of selected balance sheet accounts.

Inventories

	September 30, 2005	December 31, 2004

Raw materials	$26,055	$27,634
Work-in-process	10,336	12,092
Finished goods	19,415	16,567
Demo inventory	7,204	4,026

Total inventories	$63,010	$60,319

Other Assets

	September 30, 2005	December 31, 2004

Short term other assets:
Prepaid VAT and VAT receivable	$9,300	$3,966
Other prepaid expenses	3,501	4,086
Other current assets	1,382	2,259

Total	$14,183	$10,311

Long term other assets:
Deposits and other	$611	$780
Mortgage receivable	2,235	2,126

Total	$2,846	$2,906

          During fiscal year 2003, the Company sold its former sites in Kananta, Ontario. As part of the sale agreement for the Kanata property, the Company entered into an interest free mortgage agreement denominated in Canadian dollars with the purchaser. The mortgage receivable of Canadian $2.7 million was discounted at a rate of 2.5%. The principal is due November 30, 2006. As part of the mortgage agreement, the purchaser was to document that they had expended certain amounts for improvements on the facility by December 2004. This had not occurred and the Company sent a notice of default to the mortgagor in December 2004. During the second quarter of 2005, the Company determined that the improvements had been made.  A supplier to the purchaser has registered a claim for lien on the property of approximately Canadian $31 thousand. During the third quarter, the Company sent a notice of breach to the mortgagor demanding the lien be removed. To date, this lien has not been cleared. The Company has not recorded any write down in the value of the mortgage receivable through September 30, 2005, as it expects to recover the carrying value of the mortgage.

Intangible Assets

	September 30, 2005		December 31, 2004

	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Patents and acquired technology	$58,030	$(29,271)	$58,720	$(25,883)

Accumulated amortization	(29,271)		(25,883)

Net Patents and acquired technology	$28,759		$32,837

	September 30, 2005		December 31, 2004

	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Customer relationships	$14,011	$(2,408)	$14,407	$(1,245)
Trademarks and trade names	5,738	(1,142)	5,884	(894)

Total cost	19,749	$(3,550)	20,291	$(2,139)

Accumulated amortization	(3,550)		(2,139)

Net intangible assets	$16,199		$18,152

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

Other Accrued Expenses

	September 30, 2005	December 31, 2004

Accrued warranty	$4,425	$5,880
Deferred revenue	2,630	1,997
Accrued audit	1,182	1,521
VAT payable	1,714	2,750
Accrued restructuring (note 9)	1,056	1,552
Unrealized loss on currency swap and hedge contracts	644	1,986
Accrual for recourse receivables	952	767
Other	4,115	4,874

Total	$16,718	$21,327

Accrued Warranty

	For the Three Months Ended September 30, 2005	For the Three Months Ended October 1, 2004	For the Nine Months Ended September 30, 2005	For the Nine Months Ended October 1, 2004

Balance at the beginning of the period	$4,902	$5,145	$5,880	$4,571
Charged to costs of goods sold	832	2,154	3,980	5,346
Warranty accrual established as part of acquisition	—	—	—	299
Use of provision	(1,266)	(1,598)	(5,265)	(4,560)
Foreign currency exchange rate changes	(43)	(22)	(170)	23

Balance at the end of the period	$4,425	$5,679	$4,425	$5,679

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

          Exchanges of Nonmonetary Assets

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 in the third quarter of 2005 and the adoption of SFAS 153 did not have a material impact on its consolidated results of operations or financial condition.

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

          Accounting Changes and Error Corrections

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).  SFAS 154 is a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application as the required method for reporting a change in accounting principle.  SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154.  This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.  This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company will adopt this pronouncement beginning in fiscal year 2006 and does not expect SFAS 154 to have a material impact on its consolidated results of operations or financial condition.

5.  Bank Indebtedness

          At both September 30, 2005 and December 31, 2004, the Company had no lines of credit but had two bank guarantees in British Pounds Sterling and Euros with National Westminster Bank (“NatWest”), and Deutsche Bank respectively, for a total amount of available credit of $0.1 million and $0.2 million at September 30, 2005 and December 31, 2004, respectively.  The NatWest bank guarantee for letters of credit, which is used for VAT and duty purposes in the United Kingdom, is valued at $46 thousand and $38 thousand at September 30, 2005 and December 31, 2004, respectively.  The Deutsche Bank guarantee of $102 thousand and $116 thousand for September 30, 2005 and December 31, 2004, respectively, is for our Munich, Germany office lease.  Pursuant to a security agreement between the Company and Bank of America, marketable securities totaling $5.0 million had been pledged as collateral for the Bank of America foreign currency swap agreement. This $5.0 million investment is included in short-term investments as of September 30, 2005 and long-term investments as of December 31, 2004.

6.  Stockholders’ Equity

Capital Stock

          The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During the nine months ended September 30, 2005, 165,151 common shares were issued pursuant to exercised stock options for proceeds of approximately $0.8 million.  During the nine months ended October 1, 2004, 287,972 common shares were issued pursuant to exercised stock options and the employee share purchase plan for proceeds of approximately $2.0 million.

Accumulated Other Comprehensive Loss

          The following table provides the details of accumulated other comprehensive loss at:

	September 30, 2005	December 31, 2004

Unrealized gain on investments, net of tax of nil	$7	$—
Accumulated foreign currency translations	(2,406)	5,455
Accrued minimum pension liability, net of tax of nil	(9,278)	(9,881)

Total accumulated other comprehensive loss	$(11,677)	$(4,426)

          The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Net income	$2,042	$12,123	$5,277	$32,876
Change in unrealized loss (gain) on investments, net of tax of nil	6	24	7	(4)
Change in accrued minimum pension liability, net of tax of nil	193	18	604	(24)
Foreign currency translation adjustments	(1,044)	(815)	(7,862)	1,026

Comprehensive income (loss)	$1,197	$11,350	$(1,974)	$33,874

Net income per common share

          Basic net income per common share was computed by dividing net income by the weighted-average number of common shares outstanding during the period. For diluted net income per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method.

          Common and common share equivalent disclosures are:

	Three Months Ended		Nine Months Ended

	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

	(In thousands)		(In thousands)
Weighted average common shares outstanding	41,598	41,209	41,526	41,071
Dilutive potential common shares	367	875	295	1,088

Diluted common shares	41,965	42,084	41,821	42,159

          Excluded from the calculation of diluted common shares were options and warrants totaling 1,662,270 and 826,383 for the three months ended September 30, 2005 and October 1, 2004, respectively, and 1,852,898 and 801,335 for the nine months ended September 30, 2005 and October 1, 2004, respectively, because their effect would be anti-dilutive.  At September 30, 2005, the Company had options and warrants outstanding entitling holders to acquire up to 3,428,213 and 51,186 common shares, respectively. At October 1, 2004, the Company had options and warrants outstanding entitling holders to acquire up to 3,819,109 and 51,186 common shares, respectively.

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

Performance Based Incentive Stock Awards

          During the second quarter of 2005, the Compensation Committee of the Board of Directors offered executive officers and certain managers the right to earn common shares (“the 2005 Incentive Awards”) under the Second Restatement of the GSI Lumonics Inc. 1995 Equity Incentive Plan (“the Plan”).  Pursuant to the 2005 Incentive Awards, common shares would be issued only if the Company reaches defined levels of annual operating income during the period 2005 - 2007.  If the awards triggered the grantees would receive shares of common shares without further consideration.  The maximum number of shares available under the 2005 Incentive Awards, assuming the highest level of operating income achievement, is 300,000 shares.  Subsequent to making the 2005 Incentive Awards, the Company determined the Plan does not permit the issuance of performance-based restricted shares as offered and that the Plan would have to be further amended to permit performance-based restricted shares to issue.

          At the meeting of the Board of Directors held on October 25, 2005, the Board voted to satisfy any 2005 Incentive Awards by making cash payments based upon the trading price of the Company’s common shares, as of the date the Board approves the audited financial statements for the year ended December 31, 2005, times the number of shares earned under the 2005 Incentive Awards, if any.  It is the intention of the Board to seek shareholder approval of a new omnibus Equity Incentive Plan that will permit the issuance of performance-based restricted stock awards consistent with the 2005 Incentive Awards.  At this time, the Company does not believe it is probable that it will achieve the minimum operating income threshold for awards in 2005. Therefore, no compensation expense was recorded for these awards either in the financial statements or in the disclosure of the pro forma effect of fair value stock b ased compensation on net income.  Additionally, the potential share awards have not been included in the denominator for either the basic or diluted earnings per share calculation, because not all conditions have been satisfied and the Company’s year-to-date annual operating income is substantially below any of the thresholds for which an award may be achieved.  The Company will continue to monitor the circumstances of these awards and make appropriate updates to the accounting as required.

Pro Forma Stock Based Compensation

          Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s net income and net income per share would have been decreased to the pro forma amounts below.

	Three Months Ended		Nine Months Ended

	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Net income:
As reported	$2,042	$12,123	$5,277	$32,876
Stock based compensation included in results of operations	(1)	(205)	(91)	(86)
Stock based compensation if fair value based method was applied	(398)	(1,942)	(1,541)	(3,022)

Pro forma	$1,643	$9,976	$3,645	$29,768
Basic net income per share:
As reported	$0.05	$0.29	$0.13	$0.80
Pro forma	$0.04	$0.24	$0.09	$0.72
Diluted income per share:
As reported	$0.05	$0.29	$0.13	$0.78
Pro forma	$0.04	$0.24	$0.09	$0.71

          During the third quarter of 2005, $0.1 million of stock based compensation was issued to a non employee consultant and was valued in accordance with fair value accounting under SFAS 123.

          The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	September 30, 2005	October 1, 2004

Risk-free interest rate	4.07%	1.0%
Expected dividend yield	—	—
Expected life from date of grant	4.0 years	4.0 years
Expected volatility	60%	65%

7.  Related Party Transactions

          Richard B. Black, the Chairman of the Company, is also the President and Chief Executive Officer of ECRM, Inc.  ECRM, Inc. purchased $40 thousand of equipment from the Westwind business unit of GSI Group Corporation in the three months ended September 30, 2005 and $23 thousand in the three months ended October 1, 2004 at amounts and terms approximately equivalent to third-party transactions.  In the nine months ended September 30, 2005 and October 1, 2004, these revenues were $0.2 million and $93 thousand, respectively.  Receivables from ECRM, Inc. of $11 thousand and nil as at September 30, 2005 and December 31, 2004, respectively, are included in accounts receivable on the balance sheet.

          The Company recorded sales revenue from Sumitomo Heavy Industries Ltd., a significant shareholder of the Company, of $1.3 million in the three months ended September 30, 2005 and $1.4 million in the three months ended October 1, 2004 at amounts and terms approximately equivalent to third-party transactions. In the nine months ended September 30, 2005 and October 1, 2004, these revenues were $4.5 million and $4.3 million, respectively. Receivables from Sumitomo Heavy Industries Ltd. of $0.5 million and $0.6 million as at September 30, 2005 and December 31, 2004, respectively, are included in accounts receivable on the balance sheet. The Company purchases raw materials from Sumitomo at amounts and terms approximately equivalent to third-party transactions. The Company purchased $0.1 million and nil from Sumitomo in the three months ended September 30, 2005 and October 1, 2004, respectively.  In both the nine months ended September 30, 2005 and October 1, 2004, these purchases were $0.2 million.  Payables due to Sumitomo Heavy Industries Ltd. of $12 thousand and $8 thousand as at September 30, 2005 and December 31, 2004 are included in accounts payable on the balance sheet.

          The Company has an agreement with V2Air LLC relating to the use of V2Air LLC’s aircraft for Company purposes. The Company’s President and Chief Executive Officer, Charles D. Winston owns V2Air LLC. Pursuant to the terms of the agreement, the Company is required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the three months ended September 30, 2005 and October 1, 2004, the Company reimbursed V2Air LLC $48 thousand and $42 thousand, respectively, under the terms of the agreement. During the nine months ended September 30, 2005, the Company reimbursed V2Air LLC $83 thousand under the terms of the agreement compared to $120 thousand for the nine months ended October 1, 2004.

8.  Financial Instruments

Cash Equivalents, Short-term and Long-term Investments

          At September 30, 2005, the Company had $61.1 million invested in cash equivalents predominately denominated in U.S. dollars with maturity dates between October 13, 2005 and October 27, 2005. At December 31, 2004, the Company had $48.3 million invested in cash equivalents denominated in U.S. dollars with maturity dates between January 1, 2005 and March 10, 2005. Cash equivalents are stated at fair value.

          At September 30, 2005, the Company had $9.3 million in short-term investments denominated in U.S. dollars with maturity dates between November 17, 2005 and December 31, 2005. Short-term and long-term investments are recorded at fair market value. At December 31, 2004 the Company had $3.0 million in short-term investments and $5.0 million in long-term investments in U.S. dollars with maturity dates between February 3, 2005 and December 31, 2005. As discussed in note 5 to the financial statements, $5.0 million of short-term investments are pledged as collateral for the Bank of America foreign currency swap agreement at September 30, 2005. Long-term investments includes a minority equity investment of a private United Kingdom company valued at GBP 0.4 million (approximately $0.6 million and $0.7 million at September 30, 2005 and December 31, 2004, respectively), that was purchased as part of the assets acquired in the Spectron asset acquisition.  This investment is recorded at cost.  It is not practicable to determine the fair value of this investment.  Further there have been no indicators of impairment.

Derivative Financial Instruments

          The Company does not designate short-term contracts as hedges. Accordingly, such contracts are recorded at fair value with changes in fair value recognized currently in income, instead of being included in accumulated other comprehensive income. Although the Company marks-to-market short-term hedge contracts to the statement of operations, the Company does not enter into hedging contracts for speculative purposes. Long-term hedge contracts are accounted for under methods allowed by SFAS 133, and changes in their fair value are included in accumulated other comprehensive income for effective long-term hedges.  At September 30, 2005 there were three short-term United States dollars to British Pound Sterling forward exchange contracts outstanding to purchase $2.3 million with an aggregate fair value loss of $1 thousand recorded in foreign exchange transaction gains (losses). At December 31, 2004, the Company had twelve United States dollars to British Pound Sterling forward exchange contracts to purchase $8.6 million United States dollars and three Yen to United States dollars forward exchange contracts to purchase $11.5 million United States dollars with a combined aggregate fair value loss of $0.1 million included in foreign exchange transaction gains (losses).

          At September 30, 2005 and December 31, 2004, the Company had one forward contract for a long term intercompany transaction with a notional amount of $8.7 million that was designated as a cash flow hedge.  The Company records the effective portion of the gain or loss on this derivative instrument in accumulated other comprehensive income as a separate component of stockholders’ equity. The loss on the cash flow hedge instrument included in accumulated other comprehensive income was $0.6 million and $1.7 million at September 30, 2005 and December 31, 2004, respectively.  These amounts are offset with the remeasurement on the hedged item, for a net amount of nil in accumulated other comprehensive income at September 30, 2005 and December 31, 2004. The Company reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item.

9.  Restructuring and Other

Restructuring Charges

          Several significant markets for our products had been in severe decline from 2000 through early 2003.  In response to the business environment, the Company restructured operations in an effort to bring costs in line with our expectations for sales of systems for the semiconductor and telecommunications markets. Our emphasis was predominantly on consolidating operations at various locations and reducing overhead. The Company incurred restructuring charges in each of the years from 2000 to 2003 as it continued to reduce and consolidate operations around the world.  In 2004, the Company evaluated accruals that it had made as part of prior restructuring actions. In the fourth quarter of 2004, it was determined that an additional charge of $0.6 million was needed for the excess space in the Munich facility due to continued softness in the Munich commercial market. The Company estimated the restructuring charge for the Munich, Germany facility based on contractual payments required on the lease for the unused space, less the amount expected to be received for subleasing the facility.  Future sublease market conditions may require the Company to make further adjustments to this restructuring reserve.  The Company has taken restructuring charges on this Munich facility in each of the years from 2000 through 2004.  As of December 31, 2004, the Company had $1.6 million remaining in the accruals related to all restructuring actions. Specifically, $1.5 million in accruals related to provisions for lease costs at our facility in Munich, Germany related primarily to future contractual obligations under operating leases, net of expected sublease income on a lease that expires in January 2013, which the Company cannot terminate, because this is a long-term lease that extends until 2013.  The Company will draw down the amount accrued over the life of the lease.   The remaining $0.1 million of the accrual related to an amount for a leased facility in Nepean, Ontario originally recorded in 2001 for future contractual obligations under an operating lease, net of expected sublease income on such lease that the Company cannot terminate.  This lease expires in January 2006.  In the nine months ended September 30, 2005, the only restructuring activity related to payments under the leases noted above. At September 30, 2005, the remaining restructuring accrual of $1.1 million includes $1.1 million for the Munich office and a negligible amount for the Nepean lease.

          The following table summarizes changes in the restructuring provision included in other accrued expenses on the balance sheet.

Total

(In millions)
Provision at December 31, 2004	$1.6
Charges during the three months ended April 1, 2005	—
Cash draw-downs during the three months ended April 1, 2005	(0.2)

Provision at April 1, 2005	1.4
Charges during the three months ended July 1, 2005	—
Cash draw-downs during the three months ended July 1, 2005	(0.2)

Provision at July 1, 2005	1.2
Charges during the three months ended September 30, 2005	—
Cash draw-downs during the three months ended September 30, 2005	(0.1)

Provision at September 30, 2005	$1.1

Other

	Three Months Ended		Nine Months Ended

	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Loss on sale of Nepean facility	$—	$—	$(201)	$—
Gain on sale of Farmington facility	4	—	4	—
Rental income on excess facilities	318	—	501	—

Other income (expense)	$322	$—	$304	$—

          The Company entered into a purchase and sale agreement for its facility in Nepean, Ontario on March 17, 2005 and closed on the transaction during the second quarter.  Because the estimated sales proceeds were less than the net book value of the facility, the Company recorded a write-down of $0.2 million for the estimated loss on the expected sale of the Nepean facility during the first quarter of 2005 and an additional loss of $4 thousand in the second quarter of 2005.  After the sale of the facility, there is a parcel of land in Nepean with a net book value of approximately $0.1 million at September 30, 2005, that the Company still owns and intends to sell.  The Company believes that it will recover its carrying value on this land and has not recorded a write-down in value.

          The Company entered into a purchase and sale agreement for its facility in Farmington, Michigan on July 8, 2005 and closed on the transaction on September 15, 2005. The selling price was $6.5 million. There were $0.7 million of closing costs and allowances. The Company recorded a gain of $4 thousand on the sale during the third quarter.  There is a $25 thousand escrow for final work to be done on the property, which the Company expects to complete and receive during the fourth quarter.

          During the second quarter of 2005, the Company leased its excess facility in Maple Grove, Minnesota.  The Company also has leased a small amount of space in its Rugby, United Kingdom facility.

10.  Commitments and Contingencies

Operating leases

          The Company leases certain equipment and facilities under operating lease agreements. Most of these lease agreements expire between 2005 and 2013. In the United Kingdom, where longer leases are more common, the Company has land leases that extend through 2106. The facility leases require the Company to pay real estate taxes and other operating costs.  The rent on certain leases is subject to escalation clauses in future years.

Legal Proceedings and Disputes

          The Company’s French subsidiary is subject to a claim by a customer of the French subsidiary that a Laserdyne 890 system, which was delivered in 1999, had unresolved technical problems that resulted in the customer’s loss of revenue and profit, plus the costs to repair the machine. In May 2001, the Le Creusot commercial court determined that the Company had breached its obligations to the customer and that it was liable for damages. An expert appointed by the Le Creusot commercial court thereafter filed an initial report, which estimated the cost to repair the machine at approximately French Franc 0.8 million (or approximately US$0.1 million). In the third quarter of 2003, the Company was notified that the customer is seeking cost of repairs, damages and lost profits of Euro 1.9 million (approximately US$2.3 million). In July 2004, a court appointed expert reviewed the monetary request and determined that the amount should be Euro 0.9 million (or approximately $1.1 million). The Le Creusot commercial court is currently reviewing the amount requested by the customer and the expert opinion, but has not rendered a decision on the claim amount. The customer has not paid Euro 0.3 million (or approximately US$0.4 million) of the purchase price for the system, which the Company believes it may offset against any damages.  The Company has fully reserved this receivable.  During the second quarter of 2005, the Company entered a petition of bankruptcy for its French subsidiary, which was granted by the French courts on July 7, 2005.  As a result of the bankruptcy petition, any claims on this matter in excess of available assets in the bankruptcy estate would have to be brought against the French subsidiary’s parent in its home jurisdiction, which is the United Kingdom.  At this time, the Company does not believe it will be required to make a payment regarding this action and nothing has been accrued in the financial statements.

          The Company has made claims for indemnification and breaches of warranty under the asset purchase agreement with Lumenis Ltd and Spectron Cosmetics Limited (formerly known as Spectron Laser Systems Limited) (collectively “Spectron”).  The Company filed a claim in the English courts on July 29, 2005 against Spectron in regards to defects in the line of laser products purchased under the asset agreement and other matters related to the purchase. As part of the asset purchase agreement, US$1.3 million was deposited into escrow for any potential claims by the Company.  During the third quarter, the Company filed a claim for the entire escrow balance.  The Company seeks additional amounts from Spectron in excess of the escrow account.  The Company has recorded in other current assets a receivable of GBP 0.4 million (approximately US$0.7 million) for all indemnification claims and purchase price adjustments arising from the asset purchase from Spectron as part of its initial purchase accounting. One customer, Hapa has made a demand during the quarter for warranty problems associated with lasers sold by Spectron prior to the acquisition.  Hapa has made the same demand to Spectron, and the Company has sent a formal demand to Spectron for indemnification from the Hapa claim.  No lawsuit has been filed by Hapa.  To date, no claims or potential claims by any customers are currently the subject of any legal proceeding. It is not possible to determine the amount of claims, if any, that we may ultimately receive from Spectron, but we anticipate that at least the amount that we have recorded as a receivable will be recovered. Additionally, it is not possible to determine any amounts that we may have to pay to satisfy Spectron customers impacted by the defective product.

          On May 13, 2005, the Company gave notice of its intention to assert a claim in an amount of approximately $1.6 million against an escrow account between the Company and MicroE for certain potential tax liabilities under the agreement and plan of merger with MicroE.  The parties are currently negotiating a resolution of their differences.  No amounts have been recorded in the financial statements as of September 30, 2005 for either the potential tax liabilities or any potential amount to be received under the claim.

          During 2003, the Company wrote-off approximately $0.6 million on notes receivable from Robotic Vision Systems Inc. (“RVSI”). Because of the default in payment of the notes receivable in March 2003, the Company terminated RVSI’s rights to use the technology and has pursued an injunction in the United States District Court for the Eastern District of New York to prevent RVSI from utilizing or licensing the Company’s technology, which the injunction was granted in January 2004.  RVSI filed a bankruptcy petition in the United States Bankruptcy Court for New Hampshire and certain of its assets were then sold, including those that could potentially use the Company’s technology.  RVSI and the Company thereafter entered into a settlement whereby the Company reserved its right against the purchaser of RVSI’s assets in bankruptcy, and in turn granted RVSI a release.  The Company believes that the purchaser of RVSI’s assets continues to infringe the Company’s technology and the Company is currently attempting to negotiate a license with the purchaser.

          As the Company has disclosed since 1994, the Lemelson Foundation and related parties commenced legal proceedings in the United States District Court for Las Vegas against a number of United States manufacturing companies, including companies that have purchased systems from the Company. The plaintiff in the proceedings has alleged that certain equipment used by these manufacturers infringes patents claimed to be held by the plaintiff. While the Company is not a defendant in any of the proceedings, several of the Company’s customers have notified the Company that, if the plaintiff successfully pursues infringement claims against them, they may require the Company to indemnify them to the extent that any of their losses can be attributed to systems sold to them by the Company. Due to (i) the relatively small number of systems sold to any one of the Company’s customers involved in this litigation, (ii) the low probability of success by the plaintiff in securing judgment(s) against the Company’s customers and (iii) the findings in a countersuit that the patents that are the basis for the litigation are unenforceable and invalid, although these findings are being appealed, the Company does not believe that the outcome of any of these claims individually will have a material adverse effect upon the Company’s financial condition or results of operations. No assurances can be given, however, that these or similar claims, if successful and taken in the aggregate, would not have a material adverse effect upon the Company’s financial condition or results of operations. In January 2004, the U.S. District Court in Las Vegas granted a declaratory judgment in favor of Cognex Corporation holding that 14 patents asserted by the Lemelson Foundation are invalid and unenforceable, and not infringed by Cognex.  The Company believes that the Cognex ruling substantially reduces any potential exposure to the Company and its customers.

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

Recourse Receivables

          In Japan, where it is customary to do so, the Company discounts certain customer notes receivable at a bank with recourse. The Company’s maximum exposure was $1.0 million at September 30, 2005 and $0.8 million at December 31, 2004. The book value of the recourse receivables approximates fair value. Recourse receivables are included in accounts receivable on the balance sheet and the liability is included in accrued expenses.

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

          Historically, the Company has not made any significant payments under such indemnifications. At September 30, 2005 and December 31, 2004, nothing has been accrued in the consolidated balance sheet with respect to these indemnification undertakings.

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

11.  Income Taxes

          At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. The Company’s reported effective tax rate of 36.9% for the nine months ended September 30, 2005, differed from the expected Canadian federal and provincial statutory rate, primarily due to other income tax benefits from multiple jurisdictions totaling $129 thousand and $61 thousand for the three and nine months, respectively, ended September 30, 2005.

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

          For three and nine months ended September 30, 2005, net benefits to previously estimated tax liabilities were $129 thousand and $61 thousand, respectively.  The adjustments recorded in the third quarter of fiscal 2005 consisted primarily of a net favorable revision to estimated tax accruals upon filing the 2004 U.S. income tax return.  Additional net adjustments during the second quarter of fiscal 2005 were attributable primarily to taxes on foreign earnings.

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

	Three Months Ended		Nine Months Ended

	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Components of the net periodic pension cost:
Service cost	$—	$—	$—	$—
Interest cost	407	256	1,222	769
Expected return on plan assets	(260)	(216)	(781)	(650)
Amortization of unrecognized gain (loss)	97	—	290	—
Recognized actuarial gain (loss)	—	—	—	—

Net periodic pension cost	$244	$40	$731	$119

          The Company’s subsidiary in Japan maintains a tax qualified pension plan. The quasi-defined benefit pension plan covers substantially all regular employees, under which the Company deposits funds under various fiduciary-type arrangements and/or purchases annuities under group contracts. Benefits are based on years of service and the employee’s compensation at retirement. For employees with less than twenty years of service to the Company, the benefit is paid out in a lump sum based on years of service and the employee’s compensation at retirement. For employees with twenty or more years of service to the Company, the benefit is guaranteed for a certain number of years and is based on years of service and the employee’s compensation at retirement. Participants may, under certain circumstances, receive a benefit upon termination of employment.

          The assumptions that are used to value the costs and obligations of the plan reflect the Japanese economic environment. The Company continues to fund the plan sufficiently to meet current benefits as well as to fund a certain portion of future benefits as permitted in accordance with regulatory authorities.

          The table below sets forth the estimated net periodic cost of the tax qualified pension plan.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Components of the net periodic pension cost:
Service cost	$51	$153
Interest cost	7	22
Expected return on plan assets	(1)	(2)
Amortization of unrecognized gain (loss)	17	52
Recognized actuarial gain (loss)	—	—

Net periodic pension cost	$74	$225

          It is not practicable to provide the components of the net periodic pension cost for the three months or nine months ended October 1, 2004 as an initial actuarial valuation was performed for the year ended December 31, 2004.

13.  Segment Information

General Description

          There have been no significant changes to the Company’s reportable operating segments since December 31, 2004. The Company’s operating segments are the same as those described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  The Components Group has been renamed the Precision Motion Group.  This name change more accurately reflects its business, but had no change on the operation or the results of the segment.

          Beginning with the first quarter of 2005, the Company and Chief Operating Decision Maker decided to include amortization of intangibles in the segments’ results of operations to reflect more fully expenses attributable to the businesses.  For comparative purposes, the Precision Motion Group and Laser Group segments’ operating income for the third quarter and the year to date ending October 1, 2004 has been restated to include amortization.   This change had no impact on the Company’s consolidated results of operations or its financial position. There is no amortization associated with the Laser Systems’ Group segment.  The amortization of purchased intangibles not allocated to a segment is related to amortization of intangibles from the merger of General Scanning and Lumonics.  The current business segment structure did not exist at the time of the merger; therefore it is impractical to allocate the amortization to a particular segment.  During the third quarter of 2005, the Company determined that sales of certain parts in Asia-Pacific, which are sold by both the Lasers and Laser Systems Groups, should be included in the results of the Laser Systems Group segment to more accurately reflect which segment’s customers purchased the parts.  As a result, the Company has reclassified from the Laser Group to the Laser Systems Group similar sales and cost of goods sold in the comparative three and nine months ended October 1, 2004.  This reclassification had no impact on the consolidated results of operations for the Company.

Segments

          Information on reportable segments is as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Sales:
Precision Motion Group	$36,504	$42,060	$104,640	$117,270
Laser Group	10,009	11,648	31,696	34,891
Laser Systems Group	17,898	41,217	63,612	112,376
Intersegment sales elimination	(1,811)	(4,254)	(5,657)	(14,476)

Total	$62,600	$90,671	$194,291	$250,061

Segment income from operations:
Precision Motion Group	$5,480	$5,687	$13,649	$19,165
Laser Group	108	530	200	1,230
Laser Systems Group	712	11,913	5,481	31,557

Total by segment	6,300	18,130	19,330	51,952
Unallocated amounts:
Corporate expenses	3,640	4,810	12,693	13,970
Amortization of purchased intangibles not allocated to a segment	26	25	79	912
Acquired in-process research and development	—	—	—	430
Other income not allocated to a segment	(231)	—	(29)	—

Income from operations	$2,865	$13,295	$6,587	$36,640

Amortization of purchased intangibles by segment included in the above segment income from operations:
Precision Motion Group	$1,503	$1,483	$4,636	$3,210
Laser Group	$103	$105	$317	$202

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

	Three Months Ended

	September 30, 2005		October 1, 2004

	Sales	% of Total	Sales	% of Total

	(In millions)		(In millions)
North America	$24.0	38%	$36.6	40%
Latin and South America	0.3	—	0.5	1
Europe (EMEA)	11.6	19	12.6	14
Japan	11.0	18	19.7	22
Asia-Pacific, other	15.7	25	21.3	23

Total	$62.6	100%	$90.7	100%

	Nine Months Ended

	September 30, 2005		October 1, 2004

	Sales	% of Total	Sales	% of Total

	(In millions)
North America	$77.9	40%	$117.2	47%
Latin and South America	1.1	1	1.1	—
Europe (EMEA)	33.9	17	38.1	15
Japan	33.7	17	44.6	18
Asia-Pacific, other	47.7	25	49.1	20

Total	$194.3	100%	$250.1	100%

	September 30, 2005	December 31, 2004

Long-lived assets and goodwill:
USA	$75,020	$85,636
Canada	124	2,066
Europe	32,415	38,662
Japan	553	665
Asia-Pacific, other	1,530	530

Total	$109,642	$127,559

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

Net income

		For the Three Months Ended		For the Nine Months Ended

	Ref.	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Net income — as reported in U.S. GAAP		$2,042	$12,123	$5,277	$32,876
Differences due to:
• Differences in depreciation and amortization resulting from different merger accounting methods	(b)	26	7	79	765
• Stock compensation recorded under fair value method	(d)	(398)	(1,942)	(1,541)	(3,021)
• Stock compensation recorded as a result of variable accounting	(d)	(1)	(205)	(91)	(86)
• Difference in taxes - additional benefit (provision)	(e)	(4)	—	20	—

Net income — Canadian GAAP		$1,665	$9,983	$3,744	$30,534

Net income per common share — basic — Canadian GAAP		$0.04	$0.24	$0.09	$0.74
Net income per common share — diluted — Canadian GAAP		$0.04	$0.24	$0.09	$0.72

          Selected balance sheet accounts where differences exist between U.S. and Canadian GAAP

	September 30, 2005				December 31, 2004

	As Reported	Ref.	Amount	Canadian GAAP	As Reported	Ref.	Amount	Canadian GAAP

Cash and cash equivalents	$84,170	(a)	$(7)	$84,163	$82,334	(a)	—	$82,334
Short-term investments	9,283	(a)	—	9,283	2,995	(a)	—	2,995
Income taxes receivable	1,280	(e)	2,092	3,372	2,287	(e)	—	2,287
Future tax assets, short term	11,813	(e)	—	11,813	13,094	(e)	—	13,094
Property, plant and equipment cost	58,979	(b)	30,849	89,828	76,824	(b)	30,849	107,673
Accumulated depreciation	(20,716)	(b)	(30,849)	(51,565)	(26,604)	(b)	(30,849)	(57,453)

Property, plant and equipment, net	38,263	(b)	—	38,263	50,220	(b)	—	50,220

Future tax assets, long term	19,994	(e)	(2,469)	17,525	18,364	(e)	(2,714)	15,650
Intangible assets, patents and acquired technology, net of accumulated amortization	44,958	(b)	(370)	44,588	50,989	(b)	(445)	50,544
Income taxes payable	2,021	(e)	—	2,021	4,045	(e)	(2,317)	1,728
Accrued minimum pension liability	9,278	(c)	(9,278)	—	9,881	(c)	(9,881)	—
Shareholders’ equity common shares	309,430	(b),(g)	(67,310)	242,120	308,669	(b),(g)	(67,310)	241,359
Additional paid in capital - contributed surplus	3,305	(d)	11,051	14,356	3,289	(d)	9,419	12,708
Retained earnings (accumulated deficit)	3,308	(b),(d),(e),(g)	41,398	44,706	(1,969)	(b),(d),(e),(g)	42,931	40,962
Accumulated other comprehensive income (loss) - Accumulated foreign currency translation adjustments for Canadian GAAP	(11,677)	(c),(f)	23,385	11,708	(4,426)	(c),(f)	23,999	19,573

Total shareholders’ equity	304,366		8,524	312,890	305,563		9,039	314,602

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

Our Laser Group produces high quality repeatable cuts, welds, holes and specialist marks on customer’s products.  These include hermetically sealing (by laser) heart defibrillators and rechargeable batteries.

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

Highlights for the Three Months Ended September 30, 2005

•	Sales for the quarter decreased to $62.6 million from $90.7 million in the third quarter of 2004.

•	Net income for the quarter was $2.0 million, or $0.05 per diluted share, compared to a net income of $12.1 million, or $0.29 per diluted share, in the third quarter of 2004.

•

Bookings of orders were $60.8 million in the third quarter of 2005 compared to $67.2 million, net of adjustments of $6.2 million in the third quarter of 2004. Ending backlog was $59.9 million as compared with $77.7 million at the end of the third quarter of last year.

•	Cash, cash equivalents and short-term investments were $93.5 million (this includes $5.0 million pledged under a security agreement) at September 30, 2005.

Results of Operations Three Months Ended September 30, 2005 Compared to Three Months Ended October 1, 2004

          The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended

	September 30, 2005	October 1, 2004

Sales	100.0%	100.0%
Cost of goods sold	60.6	59.1

Gross profit	39.4	40.9
Operating expenses:
Research and development and engineering	9.8	7.2
Selling, general and administrative	22.9	17.2
Amortization of purchased intangibles	2.6	1.8
Other (income) expense	(0.5)	—

Total operating expenses	34.8	26.2

Income from operations	4.6	14.7
Other income	—	0.1
Interest income	0.8	0.3
Interest expense	(0.1)	(0.1)
Foreign exchange transaction (losses) gains	(0.6)	0.3

Income before income taxes	4.7	15.3
Income tax provision	1.4	1.9

Net income	3.3%	13.4%

          Sales by Segment.  The following table sets forth sales in thousands of dollars by our business segments for the third quarter of 2005 and 2004. For 2004, certain Asia-Pacific parts sales have been reclassified from the Laser Group to the Laser Systems Group in the comparative three months ended October 1, 2004 to more accurately reflect which segment’s customers purchased the parts.  This reclassification had no impact on the consolidated results of operations for the Company.  Also please note that the Components Group has been renamed the Precision Motion Group.  This name change more accurately reflects its business, but had no change on the operation or the results of the segment.

	Three Months Ended

	September 30, 2005	October 1, 2004	Increase (Decrease)

Sales:
Precision Motion Group	$36,504	$42,060	$(5,556)
Laser Group	10,009	11,648	(1,639)
Laser Systems Group	17,898	41,217	(23,319)
Intersegment sales elimination	(1,811)	(4,254)	2,443

Total	$62,600	$90,671	$(28,071)

          Sales.  Sales for the three months ended September 30, 2005 decreased by $28.1 million or 31%, to $62.6 million from $90.7 million in the quarter ended October 1, 2004.

          Sales in the Precision Motion Group segment decreased by $5.6 million, or 13%, from $42.1 million for the third quarter of 2004 to $36.5 million in the same period in 2005. This decrease was primarily due to lower sales of PCB spindles, MicroE products, Encoders and other Westwind products which together contributed $6.3 million.  Lower volume of internal sales to our Laser Systems Group segment contributed $1.9 million to the decrease in sales in the period as a result of the reduced volume in the Laser Systems Group segment sales.  These decreased sales were partially offset by increased sales of components and printer products of $2.8 million.  Smaller decreases of $0.2 million in other product lines comprised the balance of the decrease from the third quarter of last year to the third quarter of 2005.  Within this segment, disk drives and printed circuit board (“PCB”) manufacturing are two of the significant industries that the Precision Motion Group serves that are subject to the most fluctuations in demand.

          Sales in the Laser Group segment in the third quarter of 2005 decreased $1.6 million, or 14%, over the same quarter last year. This decrease was due to decreased sales in most product lines.  Primarily sales from Sigma, Impact, Laser Mark and AM series laser based products amounted to a decrease of $1.6 million which were partially offset by increased sales in the JK laser based products of $0.2 million. There were smaller decreases in other product lines amounting to a decrease of $0.2 million which comprised the balance of the change in sales in the third quarter of 2005 compared to the same period in 2004.  The markets in which the Lasers Group segment serves are experiencing a general softening.

          In the third quarter of 2005, sales in the Laser Systems Group segment decreased $23.3 million, or 57%, as compared to sales in the same period last year primarily due to decreases in Memory Repair and Wafer Trim. Together these 2 products accounted for $21.9 million or 94% of the decrease in sales in the third quarter of 2005 as compared to the same period in 2004.  Smaller increases and decreases in other product lines comprised the remaining net decrease of $1.4 million in sales between the two periods. Sales in our Laser Systems Group segment are heavily weighted to the semiconductor industry, which causes their sales to be very cyclical in nature.  In the current period, that industry was near the bottom of the cycle; whereas one year ago, the industry was in the middle of an upturn.  Our business in this segment is heavily driven by three of our product lines: wafer marking, wafer trim, and wafer repair (or memory repair).  Wafer marking systems are used by wafer manufacturers and chip makers to scribe tracking codes on wafers.  Wafer trim systems are used to tune power management chips.  Wafer repair systems are used to enhance the production yield of NAND flash and DRAM memory.  The Company is actively pursuing additional customers in this market.

          Sales in our Corporate segment represent elimination of sales between our segments and are shown in the table above as intersegment sales elimination. There was a $2.4 million decrease in sales between segments for the three months ended September 30, 2005 as compared to the same period last year. This was a result of decreases in sales from our Precision Motion Group and Laser Group segments to our Laser Systems Group segment, which was in large part due to the reduced volume in the Laser Systems Group business.

          Sales by Region.  We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America, consisting of the United States and Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill-to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific for example, but the sales of our systems are billed and shipped to locations in the United States, although the equipment may eventually be installed in Asia-Pacific, for instance. In this example, these sales are therefore reflected in the North America totals in the table below.  In this and other similar instances, the sale is attributed to the geographic area of the bill-to customer’s location. The following table shows sales in millions of dollars to each geographic region for the third quarter of 2005 and 2004, respectively.

	Three Months Ended

	September 30, 2005		October 1, 2004

	Sales	% of Total	Sales	% of Total

	(In millions)		(In millions)
North America	$24.0	38%	$36.6	40%
Latin and South America	0.3	—	0.5	1
Europe (EMEA)	11.6	19	12.6	14
Japan	11.0	18	19.7	22
Asia-Pacific, other	15.7	25	21.3	23

Total	$62.6	100%	$90.7	100%

          As a percentage of sales, Asia-Pacific sales increased in the three months ended September 30, 2005 over the same period last year primarily due to the lower sales volume.  There was a shift in sales of MicroE products from Asia-Pacific to North America and Japan in the three months ended September 30, 2005 as compared to one year ago.  This shift relates to the mix of products sold as compared to the same period in 2004.  The increase in sales in Europe as a percentage of total sales in the third quarter of 2005 as compared to the same period in 2004 is mainly the result of sales generated from our Westwind line of products which experienced some growth in this market over the prior year.  Asia-Pacific is expected to be an area of growth for the Company as we are growing our footprint as a local supplier by expanding our manufacturing capabilities in China.

          Backlog.  We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Order backlog at September 30, 2005 was $59.8 million compared to $77.7 million at October 1, 2004.

          Gross Profit by Segment.  The following table sets forth gross profit in thousands of dollars by our business segments for the third quarter of 2005 and 2004.  For 2004, certain Asia-Pacific parts sales and costs associated with those sales have been reclassified from the Laser Group to the Laser Systems Group in the comparative three months ended October 1, 2004 to more accurately reflect which segment’s customers purchased the parts.  This reclassification had no impact on the consolidated results of operations for the Company.

	Three Months Ended

	September 30, 2005	October 1, 2004

Gross profit:
Precision Motion Group	$15,075	$15,700
Laser Group	3,362	3,633
Laser Systems Group	6,277	17,974
Intersegment sales elimination and other	(23)	(209)

Total	$24,691	$37,098

Gross profit %:
Precision Motion Group	41.3%	37.3%
Laser Group	33.6	31.2
Laser Systems Group	35.1	43.6
Intersegment sales elimination and other	1.3	4.9
Total	39.4%	40.9%

          Gross profit was 39.4% in the three months ended September 30, 2005 compared to 40.9% in the three months ended October 1, 2004. There are numerous factors that can influence gross profit percentage including product mix, pricing, volume, third-party costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, and the reversal thereof, at any particular time.  The Company’s total gross profit is a result of the changes in gross profit at each segment level.  Those changes are described below.

          The gross profit for the Precision Motion Group was 41.3% for the three months ended September 30, 2005 versus 37.3% in the same period last year.  The gross margin increased 4 percentage points in the third quarter of 2005 as compared to the three months ended October 1, 2005 despite lower sales volume.  The gross margin gain was primarily due to product mix changes; specifically a shift away from lower margin internal sales to the Laser Systems Group and a reduced volume of sales of Westwind products.  Improvements in operations and a reduced headcount also contributed to the increase.

          For our Laser Group the gross profit percentage was 33.6% in the third quarter of 2005 compared to 31.2% in the third quarter of 2004.  The increase in gross profit percentage is mainly attributable a more favorable mix and reduced warranty costs, partially offset by lower sales volume.  Reduced warranty costs contributed a favorable 2.3 percentage points to the gross profit.  Lower sales volume contributed an unfavorable 4.5 percentage points to the margins.

          The gross profit for Laser Systems Group was down to 35.1% for the third quarter of 2005 from 43.6% in the same period last year mainly due to reduced volume of sales and product mix changes.  Reduced sales volume negatively impacted the margin by 7.4 percentage points.  Product mix changes primarily comprised the balance of the decrease in margins partially offset by reduced warranty costs of $1.2 million primarily due to lower sales.

          The Gross Profit of $0.2 million for the intersegment sales elimination and other for the third quarter of 2004 included expenses associated with the variable incentive compensation program for which there were no similar charges in 2005.

          Research and Development and Engineering Expenses.  Research and development expenses for the three months ended September 30, 2005 were 9.8% of sales, or $6.1 million, compared with 7.2% of sales, or $6.6 million, in the three months ended October 1, 2004. Research and development expenses for the Precision Motion Group at $2.8 million in the third quarter of 2005 were a decrease of $0.2 million from the same period in 2004. The majority of the decrease is attributable to decreased project spending of $0.4 million partially offset by increases in personnel related costs of $0.2 million during the third quarter of 2005 as compared to the same quarter last year.  In both the third quarter of 2005 and 2004, research and development expenses for the Laser Group segment were $1.0 million. Research and development expenses in the Laser Systems Group were $2.2 million for the three months ended September 30, 2005, a slight decrease of $0.1 million from $2.3 million the same period last year, mainly as a result of decreases in personnel due to changes made to the quarterly work schedule and decreases in temporary help costs of $0.3 million which was partially offset by increased engineering project spending of $0.2 million. The Corporate segment research and development expenses at $0.1 million in the third quarter of 2005, decreased by $0.2 million from $0.3 million for the same period last year primarily due to a charge in the period last year for variable compensation expense for which there were no similar charges incurred in the same period this year.

          Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses were 22.9% of sales, or $14.4 million, in the three months ended September 30, 2005, compared with 17.2% of sales, or $15.6 million, in the three months ended October 1, 2004. SG&A expenses in the Precision Motion Group segment were $5.3 million for the third quarter of 2005 compared to $5.6 million in the third quarter of 2004, which was a decrease of $0.3 million. The decrease was mainly the result of lower personnel costs of $0.5 million partially offset by increased spending on temporary help and consultants of $0.1 million and increased office related expenses for China of $0.1 million.  There were smaller offsetting increases and decreases in other SG&A expenses within the Precision Motion Group that had no effect on the total increase quarter over quarter.  SG&A expense in the Laser Group segment was $2.2 million in the third quarter of 2005 compared to $2.0 million in the same period in the prior year, an increase of $0.2 million. The increase primarily relates to a charge of $0.2 million in the quarter for pension expense and increased facility related costs of $0.2 million.  In 2005, the Company had reclassified certain pension related expenses to the Laser Group segment.  Previously these costs were a corporate expense.  The pension expense has increased as a result of the underfunding of the defined benefit plan.  These increases offset a reduction in consulting spending and personnel related travel costs of $0.1 million.  There were smaller increases and decreases that comprised the balance of the decrease of $0.1 million.

          In the Lasers Systems Group segment, SG&A expenses decreased by $0.5 million from $3.8 million in the third quarter of 2004 to $3.3 million in the third quarter of 2005.  The decrease was mainly due to decreases in personnel costs of $0.2 million as a result of actions taken during the quarter and lower commissions resulting from lower sales of $0.2 million. There were other smaller increases and decreases that comprised the balance of the $0.1 million decrease.  SG&A expenses in our Corporate Group were $3.6 million in the third quarter of 2005 compared to $4.2 million in the same period last year, a decrease of $0.6 million. Spending was down in most areas.  Lower personnel related costs contributed $0.4 million mainly due to variable compensation.  Last year there was a charge for variable compensation expense of $0.3 million included in personnel costs in the three months ended October 1, 2004.  There was no similar charge in the current period. Lower facilities costs contributed $0.3 million to the decrease from last year.  Smaller decreases and increases in other areas of SG&A spending contributed to the remaining net increase of $0.1 million.

          Amortization of Purchased Intangibles.  Amortization of purchased intangibles was $1.6 million, or 2.6% of sales, for the quarter ended July 1, 2005 primarily as a result of amortizing intangible assets from acquisitions. This compares to $1.6 million or 1.8% of sales for the same period in 2004. Beginning with the first quarter of 2005, the Company decided to include amortization of intangibles in the segments results of operations to reflect more fully expenses attributable to the businesses.   This change had no impact on the Company’s consolidated results of operations or its financial position.  As a result the Precision Motion Group segment is charged with 92.1% of the Company’s amortization mainly due to their recent acquisitions of MicroE, Westwind, and DRC product lines.  The balance of the amortization is in the Laser Group along with a small amount that is not allocated to a particular business segment.  There is no amortization associated with the Laser Systems’ segment.  The amortization of purchased intangibles not allocated to a segment is related to amortization of intangibles from the merger of General Scanning and Lumonics.   The current business segment structure did not exist at the time of the merger, therefore it is impractical to allocate the amortization to a particular segment; consequently it is attributed to the Corporate segment.  As the Company has stated that it is continuing to pursue potential investments in or acquisitions of complementary technologies and products, future amortization expense may increase depending on the nature of assets acquired in any potential acquisition.

          Other.  For the three months ended September 30, 2005 the Company incurred a $4 thousand gain on the sale of a facility and rental income of $0.3 million.  The Company’s building located in Farmington, Michigan was sold during the third quarter of 2005.  The rental income is primarily the result of rent on the Company’s facility located in Maple Grove, Minnesota.  The Company began leasing the facility during the middle of the second quarter of 2005. There were no similar gains or income items during the same period in 2004.

          Income from Operations.  The following table sets forth income from operations in thousands of dollars by our business segments for the third quarter of 2005 and 2004.

	Three Months Ended

	September 30, 2005	October 1, 2004

Segment income from operations:
Precision Motion Group	$5,480	$5,687
Laser Group	108	530
Laser Systems Group	712	11,913

Total by segment	6,300	18,130
Unallocated amounts:
Corporate expenses	3,640	4,810
Rental income not attributable to a segment	(226)	—
Amortization of purchased intangibles not allocated to a segment	26	25
Acquired in-process research and development	—	—
Other	(5)	—

Income from operations	$2,865	$13,295

          Other Income (Expense).  During the third quarter of 2004, the Company recorded a gain of $0.1 million on the liquidation of a subsidiary.  There were no similar gains or losses during the third quarter ended September 30, 2005.

          Interest Income.  Interest income was $0.5 million in the third quarter of 2005 compared to $0.3 million in the third quarter of 2004. The $0.2 million increase in interest income is attributed to an increase in invested balances coupled with favorable yields on investments.

          Interest Expense.  Interest expense was minimal, approximately $58 thousand, in the three months ended September 30, 2005 compared to $104 thousand in the three months ended October 1, 2004. During 2005 and 2004, the Company had no bank debt. Interest expense is primarily from discounting receivables with recourse at a bank and for interest on deferred compensation.

          Foreign Exchange Transaction Gain (Losses).  Foreign exchange transaction losses were approximately $0.4 million in the three months ended September 30, 2005 compared to a $0.3 million gain for the three months ended October 1, 2004.  These amounts arise primarily from transactions denominated in currencies other than functional currency and unrealized gains (losses) on derivative contracts.

          Income Taxes.  The effective tax rate for three months ended September 30, 2005 was 31.4% compared to an effective tax rate of 12.3% for the same period in 2004 and an effective tax rate of 7.8% of income before taxes for the year ended December 31, 2004. The tax rate for three months ended September 30, 2005 reflects the Company’s estimated annual effective tax rate and is driven by the jurisdictions where income is earned. The Company’s reported effective tax rate of 36.9% for the three months ended September 30, 2005, differed from the expected Canadian federal and provincial statutory rate, primarily due to other income tax benefits from multiple jurisdictions totaling $129 thousand for the three months ended September 30, 2005.   The effective tax rate for the full 2004 year, which is significantly below the normal statutory tax rate, reflects the fact that we recorded a benefit for the reversal of a $14.1 million valuation allowance and we do not recognize the tax benefit from losses in certain countries where future use of the losses is uncertain.

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

          Net Income.  As a result of the foregoing factors, net income for the third quarter of 2005 was $2.0 million, compared to $12.1 million in the same period in 2004.

Results of Operations for the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended October 1, 2004

          The following table sets forth items in the unaudited consolidated year-to-date statement of operations as a percentage of sales for the periods indicated:

	Nine Months Ended

	September 30, 2005	October 1, 2004

Sales	100.0%	100.0%
Cost of goods sold	61.2	59.1

Gross profit	38.8	40.9
Operating expenses:
Research and development and engineering	9.8	6.9
Selling, general and administrative	23.2	17.5
Amortization of purchased intangibles	2.6	1.7
Acquired in-process research and development	—	0.2
Other (income) expense	(0.2)	—

Total operating expenses	35.4	26.3

Income from operations	3.4	14.6
Other income (expense)	—	—
Interest income	0.7	0.3
Interest expense	(0.1)	(0.1)
Foreign exchange transaction (losses) gains	0.3	(0.1)

Income before income taxes	4.3	14.7
Income tax provision	1.6	1.6

Net income	2.7%	13.1%

          Sales by Segment.  The following table sets forth sales in thousands of dollars by our business segments for the nine months ended September 30, 2005 and October 1, 2004. For 2004, certain Asia-Pacific parts sales have been reclassified from the Laser Group to the Laser Systems Group in the comparative nine months ended October 1, 2004 to more accurately reflect which segment’s customers purchased the parts.  This reclassification had no impact on the consolidated results of operations for the Company.  Also please note that the Components Group has been renamed the Precision Motion Group.  This name change more accurately reflects its business, but had no change on the operation or the results of the segment.

	Nine Months Ended

	September 30, 2005	October 1, 2004	Increase (Decrease)

Sales:
Precision Motion Group	$104,640	$117,270	$(12,630)
Laser Group	31,696	34,891	(3,195)
Laser Systems Group	63,612	112,376	(48,764)
Intersegment sales elimination	(5,657)	(14,476)	8,819

Total	$194,291	$250,061	$(55,770)

          Sales.  Sales for the nine months ended September 30, 2005 decreased by $55.8 million or 22% compared to the nine months ended October 1, 2004.

          Sales for our Precision Motion Group segment decreased by $12.6 million, or 11%, for the first nine months of 2005 as compared to the same period in 2004.  A full nine months of sales from the MicroE line of products, as compared to approximately four and a half months in 2004, contributed an increase of $6.1 million in sales and sales of printer products contributed an increase of $2.8 million over the same period last year.  MicroE was acquired in May 2004.  These increases were more than offset by decreases totaling $21.5 million including a $13.2 million decrease in Westwind products and a $7.5 million decrease in volume of internal sales to our Laser Systems Group segment.

          Sales in our Laser Group segment in the nine months ended September 30, 2005 decreased by $3.2 million, or 9%, over the same period last year.  Most product lines experienced a decrease in sales in the current period as compared to the nine months ended October 1, 2004.  Sales from the Sigma, Spectron, JK lasers, AM series, Impact and Laser Mark together contributed $3.7 million to the decrease.  Some of the decreases were due to a general slowness in the market and $0.6 million of that amount was due to decreased internal sales to Laser Systems primarily as a result of lower volume in the Laser Systems business. Increased sales from our Excimer lasers contributed $0.6 million in the period which helped to offset some of the decreases.  There were smaller increases and decreases in other product lines that comprised $0.1 million of the decrease in sales in the first nine months of 2005 compared to the same period last year.

          Sales in our Laser Systems Group segment decreased $48.8 million, or 43%, over sales in the same period last year primarily due to decreases in Wafer Trim, Circuit Trim and Memory Repair.  Together these accounted for $48.4 million of the decrease.  Semiconductor Marker sales increased $2.1 million over the same period last year which was offset by decreases in other product lines of $2.5 million during the same period.

          Sales in our Corporate segment represent the elimination of sales between segments. There was an $8.8 million or 61% decrease in sales between segments for the nine months ended September 30, 2005 as compared to the same period last year. The decrease is mainly a result of the reduced volume in the Laser Systems Group business which in turn decreased the intersegment sales from the Precision Motion Group and Laser Group segments to the Laser Systems Group segment.

          Sales by Region.  We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America, consisting of Canada and the United States; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific for example, but the sales of our systems are billed and shipped to locations in North America. In this example, these sales are therefore reflected in the North America totals in the table below. In this and other similar instances, the sale is attributed to the geographic area of the bill-to customer’s location. The following table shows sales in millions of dollars to each geographic region for the nine months ended September 30, 2005 and October 1, 2004.

	Nine Months Ended

	September 30, 2005		October 1, 2004

	Sales	% of Total	Sales	% of Total

	(In millions)		(In millions)
North America	$77.9	40%	$117.2	47%
Latin and South America	1.1	1	1.1	—
Europe (EMEA)	33.9	17	38.1	15
Japan	33.7	17	44.6	18
Asia-Pacific, other	47.7	25	49.1	20

Total	$194.3	100%	$250.1	100%

As a percentage of sales, Asia-Pacific sales increased in the nine months ended September 30, 2005 over the same period last year,     primarily due to having a full three quarters of MicroE included in the Company’s results.  43% of MicroE’s product sales this year were to the Asia-Pacific region. MicroE was acquired during the middle of the second quarter last year.

Gross Profit by Segment.  The following table sets forth gross profit in thousands of dollars by our business segments for the nine months ended September 30, 2005 and October 1, 2004. For 2004, certain Asia-Pacific parts sales and costs associated with those sales have been reclassified from the Laser Group to the Laser Systems Group in the comparative nine months ended October 1, 2004 to more accurately reflect which segment’s customers purchased the parts.  This reclassification had no impact on the consolidated results of operations for the Company.

	Nine Months Ended

	September 30, 2005	October 1, 2004

Gross profit:
Precision Motion Group	$41,918	$43,617
Laser Group	10,085	10,372
Laser Systems Group	23,320	49,494
Intersegment sales elimination and other	(2)	(1,127)

Total	$75,321	$102,356

Gross profit %:
Precision Motion Group	40.1%	37.2%
Laser Group	31.8	29.7
Laser Systems Group	36.7	44.0
Intersegment sales elimination and other	—	7.8
Total	38.8%	40.9%

          Gross profit was 38.8% in the nine months ended September 30, 2005 compared to 40.9% in the nine months ended October 1, 2004. Gross profit percentage primarily decreased due to decreased sales volume and changes in mix of product sales. There are numerous factors that can influence gross profit percentage including product mix, pricing, volume, third-party costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, and the reversal thereof, at any particular time.  The Company’s total gross profit is a result of the changes in gross profit at a segment level.  Those changes are described below.

          The gross profit for the Precision Motion Group was 40.1% for the first nine months of 2005 versus 37.2% in the same period last year. One factor that contributed to the higher gross margin is the inclusion of the MicroE product lines in the full nine months of 2005 as compared to only approximately four and a half months in the comparative 2004 period.  Additionally, there was a more favorable sales mix of products with higher margins and improvements in operations including lower material costs that contributed to the increase in gross profit percent.

          For our Laser Group the gross profit percentage was 31.8% in the nine months ended September 30, 2005 compared to 29.7% in the same period last year.  Improvements in material costs and a change in product mix, including lower sales of Sigma parts in Asia-Pacific that are now included in the Laser Systems Group, were the main factors that contributed to the higher gross profit.  This improvement was offset by a net charge of $0.3 million resulting from a UK customs issue and a severance charge of $0.3 million for a reduction in the service work force which together contributed 1.8 percentage points.

          The gross profit for Laser Systems is 36.7% for the nine months of 2005 compared to 44.0% for the first nine months of 2004. Decreased sales volume was the major driver that led to the decrease in the gross profit percentage for the first nine months of 2005 compared to the same period last year. Sales volume contributed 3.2 percentage points to the decrease.  Additionally, in the first nine months of 2005, inventory charges of $1.0 million were taken primarily as a result of lower sales expectations, while in the first nine months of 2004 the Company recorded a benefit of $1.6 million from selling inventory that had been previously written down.  This $2.6 million change in inventory provisions contributed 4.4 percentage points to the margin decrease in the first nine months of 2005 as compared to the same period last year.  There were other increases and decreases that contributed a net increase of 0.3 percentage points in gross profit.

          The gross profit of $1.1 million for the intersegment sales elimination and other for the first nine months of 2004 included expenses associated with the variable incentive compensation program for which there were no similar charges in 2005.

          Research and Development and Engineering Expenses.  Research and development expenses for the nine months ended September 30, 2005 were 9.8% of sales, or $19.0 million, compared with 6.9% of sales, or $17.3 million, for the nine months ended October 1, 2004. Research and development expenses for the Precision Motion Group at $7.7 million in the first nine months of 2005 were $0.8 million above the $6.9 million in the same period in 2004.  Increases in personnel costs of $2.3 million partially attributable to three full quarters of MicroE in the first nine months in 2005 contributed to the increase.  This was partially offset by reduced spending on engineering projects of $1.6 million.  There were other increases and decreases which contributed $0.1 million to the increase. In the first nine months of 2005, research and development expenses in our Laser Group segment were $3.4 million, which was a $0.6 million increase from $2.8 million in the first nine months of 2004 primarily as a result of increased personnel costs of $0.3 million, increased spending on new product development projects of $0.2 million and increased facilities costs of $0.2 million. There were smaller increases and decrease that comprised a net decrease of $0.1 million.  For our Laser Systems Group segment, research and development expenses were $7.7 million for the nine months ended September 30, 2005, a $0.9 million increase from $6.8 million the same period last year, mainly resulting from increased personnel costs of $0.3 million, increased spending on new product development projects of $0.4 million and $0.2 million increase in costs related to demo inventory. The Corporate segment research and development expenses, at $0.2 million in the first nine months of 2005, decreased by $0.6 million from $0.8 million in the same period last year primarily due to charges of $0.7 million in the first nine months of 2004 for variable compensation expense which was not experienced in the same period this year.

          Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses were 23.2% of sales, or $45.0 million, in the nine months ended September 30, 2005, compared with 17.5% of sales, or $43.6 million, in the nine months ended October 1, 2004. SG&A expenses in the Precision Motion Group segment were $15.9 million for the first nine months of 2005 compared to $14.2 million in the same period in 2004, which was an increase of $1.7 million. The increase was mainly the result of $1.8 million in additional SG&A expense incurred as a result of three full quarters of MicroE as compared to approximately four and a half months in the same period in 2004.  MicroE was acquired in May 2004.  Decreases in personnel costs in other areas of Precision Motion Group contributed a $0.3 million.  There were smaller increases and decreases in other areas which comprised $0.2 million of the increase in the first nine months of 2005 as compared to the first nine months of 2004.  SG&A expense in the Laser Group segment increased slightly at $6.4 million for the nine months ended September 30, 2005 as compared to $6.2 million for the same period in 2004.  A charge of $0.7 million for pension expense was partially offset by reduced spending on consulting of $0.3 million, and lower commissions of $0.1 million.  In 2005, the Company had increased pension related expenses because of the underfunding in the defined benefit plan. There were smaller decreases in other areas of spending of $0.1 million that comprised the balance of the decrease in the nine months ended September 30, 2005 as compared to the same period last year.  In the Lasers Systems Group segment, SG&A expenses decreased by $1.0 million from $11.2 million in the first nine months of 2004 to $10.2 million in the first nine months of 2005. This decrease was mainly a result of decreased legal expenses of $0.5 million and $0.4 million of lower commissions due to lower sales volume.  These decreases were partially offset by increased spending in the trademark and patent area of $0.2 million.  In the nine months ended October 1, 2004, there was $0.4 million of costs associated with demo inventory for which in the same period in 2005 there was no similar charge.  Smaller increases and decreases in other areas of spending contributed a net increase of $0.1 million.  SG&A expenses in our Corporate segment were $12.5 million in the nine months ended September 30, 2005 as compared to $12.0 million in the same period last year, an increase of $0.5 million. Higher personnel costs including fringe benefit costs of $0.9 million partially offset by a decrease in variable compensation expense of $0.7 million contributed to the increase in the nine months ended September 30, 2005 from the same period in 2004.  Legal expenses increased $0.4 million from the same period last year.  The remaining $0.1 million decrease is comprised of smaller increases and decreases in other areas of selling, general and administrative expenses.

          Amortization of Purchased Intangibles.  Amortization of purchased intangibles was 2.6% of sales, or $5.0 million, for the nine months ended September 30, 2005 primarily as a result of amortizing intangible assets from acquisitions. This compares to $4.3 million, or 1.7% of sales, for the same period in 2004. The Company decided, beginning with the first quarter of 2005, to include amortization of intangibles in the segments results of operations to reflect more fully expenses attributable to the businesses.   This change had no impact on the Company’s consolidated results of operations or its financial position.  As a result the Precision Motion Group segment is charged with 92.1% of the Company’s amortization for the first nine months of 2005 mainly due to their recent acquisitions of MicroE, Westwind, and DRC product lines.  The $0.7 million increase in the first nine months of 2005 is primarily a result of three full quarters of amortization from the MicroE acquisition which was an increase of $1.2 million offset by a $0.8 million savings from the fully amortized General Scanning and Lumonics merger technology. The MicroE acquisition was completed in May 2004. The balance of the amortization is in the Laser Group and the Corporate segments.  There is no amortization associated with the Laser Systems’ segment.  The amortization of purchased intangibles included in Corporate, which is not allocated to a segment, is related to amortization of intangibles from the merger of General Scanning and Lumonics.  The current business segment structure did not exist at the time of the merger, therefore it is impractical to allocate the amortization to a particular segment; consequently it is attributed to the Corporate segment.  As the Company has stated that it is continuing to pursue potential investments in or acquisitions of complementary technologies and products, future amortization expense may increase depending on the nature of assets acquired in any potential acquisition.

          Acquired in-process Research and Development.  During the nine months ended October 1, 2004, the Company recorded a charge of $0.4 million for in-process research and development in connection with the acquisition of MicroE. The in-process research and development from the MicroE acquisition is based on the valuation of assets acquired and liabilities assumed, which the Company completed in the third quarter of 2004.  There were no similar charges during the same period in 2005.

          Other.  In the nine months ended September 30, 2005, the Company recorded a $0.2 million loss on the sale of the Nepean facility.  The sale was completed in the second quarter of 2005.  The Company also incurred a $4 thousand gain on the sale of the Farmington building which was sold during the third quarter of 2005.  In the nine months ended September 30, 2005, the Company recorded $0.5 million of rental income, primarily on our Maple Grove facility.  A small portion of the Rugby facility was leased in 2005 and the amount of rental income received from this is negligible. There were no similar charges in nine months ended October 1, 2004.

          Income from Operations.  The following table sets forth income from operations in millions of dollars by our business segments for the nine months ended September 30, 2005 and October 1, 2004.

	Nine Months Ended

	September 30, 2005	October 1, 2004

Segment income from operations:
Precision Motion Group	$13,649	$19,165
Laser Group	200	1,230
Laser Systems Group	5,481	31,557

Total by segment	19,330	51,952
Unallocated amounts:
Corporate expenses	12,693	13,970
Rental income not allocated to a segment	(226)	—
Amortization of purchased intangibles not allocated to a segment	79	912
Acquired in-process research and development	—	430
Other	197	—

Income from operations	$6,587	$36,640

          Other Income (Expense).  During the first nine months of 2005, the Company recorded $8 thousand in other income resulting from a dividend on the Company’s equity investment in a private United Kingdom company. During the first nine month of 2004, the Company recorded a $0.1 million gain on the disposal of a facility in Nepean, Ontario.

          Interest Income.  Interest income was $1.3 million in the nine months ended September 30, 2005, compared to $0.6 million in the nine months ended October 1, 2004.  The average amount of interest earned on our cash balances has increased in the first nine months of 2005 as compared to the same period last year due to higher available interest rates and higher average cash balances.

          Interest Expense.  Interest expense was $0.1 million in the nine months ended September 30, 2005, compared to $0.2 million in the same period in 2004. Interest expense is primarily from discounted receivables with recourse at a bank and for interest on deferred compensation.

          Foreign Exchange Transaction Gains (Losses).  Foreign exchange transaction gains were $0.6 million for the nine months ended September 30, 2005, compared to a loss of $0.3 million in the same period in 2004. These amounts arise primarily from transactions denominated in currencies other than functional currency and unrealized gains (losses) on derivative contracts. This gain primarily results from the strengthening of the U.S. dollar against the Euro and Canadian dollar in the period as compared to the same period last year.  The US dollar has gained approximately 3.0% against the Euro and approximately 7.8% against the Canadian dollar.

          Income Taxes.  The effective tax rate at September 30, 2005, was 36.9% of income before taxes, compared to an effective tax rate of 7.8% of income before taxes for the year ended December 31, 2004. Our effective tax rate in 2005 reflects an annualized statutory tax rate as the company operates in multiple tax jurisdictions.  In addition, other tax benefits from multiple jurisdictions totaling $61 thousand, which were recorded in 2005, increased the overall tax rate reported. The effective tax rate in 2004, which is significantly below the normal statutory tax rate, reflects the fact that we recorded a benefit for the reversal of a $14.1 million valuation allowance and we do not recognize the tax benefit from losses in certain countries where future use of the losses is uncertain.

          Net Income.  As a result of the foregoing factors, net income for the nine months ended September 30, 2005 was $5.3 million, compared to $32.9 million in the same period in 2004.

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

Liquidity and Capital Resources

          Cash and cash equivalents totaled $84.2 million at September 30, 2005 compared to $82.3 million at December 31, 2004. In addition, the Company had $9.3 million in marketable short-term investments and nil in marketable long-term investments at September 30, 2005 compared to $3.0 million in marketable short-term investments and $5.0 million in marketable long-term investments at December 31, 2004. Included in long-term investments at September 30, 2005 and December 31, 2004 is a minority equity investment in a private United Kingdom company valued at $0.6 million and $0.7 million, respectively. As discussed in note 5 to the consolidated financial statements, at September 30, 2005 $5.0 million of short-term investments were pledged as collateral for the Bank of America security agreement.

          Cash Flows for Three Months Ended September 30, 2005 and October 1, 2004

          Cash flows provided by operating activities for the three months ended September 30, 2005 were $10.0 million, compared to $8.2 million during the same period in 2004. Net income, after adjusting for gain on disposal of long lived asset, depreciation and amortization, unrealized loss on derivatives, stock-based compensation and deferred income taxes provided cash of $3.7 million in the third quarter of 2005. Decreases in accounts receivable, inventories, and increases in current liabilities provided $12.3 million in cash which was partially offset by increases in other current assets of $6.0 million. The decrease in receivables was primarily the result of collection on some of the larger semiconductor accounts. Net income, after adjusting for a gain on the liquidation of a subsidiary, depreciation and amortization, stock-based compensation and deferred income taxes, provided cash of $8.0 million in the three months ended October 1, 2004. Increases in accounts receivable, inventory and other current assets used $7.6 million and increases in current liabilities provided $7.9 million in cash the same period in 2004.

          Cash flows provided by investing activities were $9.9 million during the three months ended September 30, 2005, primarily from the net sales of short-term and long-term investments of $5.0 million and the sale of the Michigan building provided $5.8 million in cash, which were offset primarily by purchases of property plant and equipment of $0.9 million during the same period in 2005. Cash flows provided by investing activities were $1.6 million during the three months ended October 1, 2004, primarily from the net maturities of short-term and long-term investments of $2.1 million offset by other long-term asset additions of $0.5 million.

          Cash flows provided by financing activities during the three months ended September 30, 2005 were $0.3 million from the issue of share capital from the exercise of stock options, compared to $0.8 million for the same period in 2004.

          Cash Flows for Nine Months Ended September 30, 2005 and October 1, 2004

          Cash flows provided by operating activities for the nine months ended September 30, 2005 were $0.7 million, compared to $27.3 million in cash generated during the same period in 2004. Net income, after adjusting for loss on disposal of long lived asset, depreciation and amortization, unrealized gain on derivatives, stock-based compensation and deferred income taxes, provided cash of $13.0 million in the first nine months of 2005. Decreases in accounts receivable provided $6.2 million in cash.  Increases in inventory, other current assets and decreases in other current liabilities used $18.5 million in cash. The increase in inventory is primarily a result of increase in systems for evaluation by customers in our Laser Systems Group. Net income, after adjusting for a loss on sale of investments, gain on the liquidation of a subsidiary, acquired in-process research and development, depreciation and amortization, stock-based compensation and deferred income taxes, provided $30.2 million in the first nine months of 2004. Increases in accounts receivable, inventories and other current assets used $21.2 million, which was offset by an increase in other current liabilities that provided $18.3 million in cash.

          Cash flows provided by investing activities were $3.2 million during the nine months ended September 30, 2005, primarily from the sales of the Nepean and Michigan buildings, which together provided $7.4 million in cash.  These were partially offset by net purchases of short-term and long-term investments which used $1.2 million in cash and the addition of property plant and equipment which used $2.9 million in cash during the nine months ended September 30, 2005. Cash flows used in investing activities were $30.5 million during the nine months ended October 1, 2004, primarily due to the acquisition of MicroE of $54.7 million. This was partially offset by net maturities of short-term and long-term investments, which generated $25.8 million in cash.

          Cash flows provided by financing activities during the nine months ended September 30, 2005 were $0.8 million from the issue of share capital, compared to $2.0 million for the same period in 2004.

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

Risk Factors

          The risks presented below may not be all of the risks that we may face. These are the factors that we believe could cause actual results to be different from expected and historical results. Other sections of this report include additional factors that could have an effect on our business and financial performance. The markets in which we compete are very competitive and change rapidly. Sometimes new risks emerge and management may not be able to predict all of them, or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. You should not rely upon forward-looking statements as a prediction of future results.

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

          We have had a history of operating losses and may not be able to sustain or grow the current level of profitability.  With the exception of the first quarter of 2005, we have incurred profits from operations from the second half of 2003 through the third quarter of 2005. Prior to then, we incurred operating losses on an annual basis from 1998 through 2003.  For the year ended December 31, 2004, we generated net income of $41.5 million.  No assurances can be given that we will continue to be profitable from operations or what level of profitability may be achieved in the future and the market price of our common shares may decline as a result.

          Our inability to remain profitable may result in the loss of significant deferred tax assets.  In determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets requires subjective judgment and analysis. While we recovered a portion of our current deferred tax assets in 2004 based on profitability in 2004, and planned profits for 2005, we are consistently evaluating our deferred tax assets based on current year performance. Our ability to maintain our deferred tax assets at September 30, 2005 depends upon our ability to continue to generate future profits in the United States, United Kingdom and Canadian tax jurisdictions. If actual results differ from our plans or we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by taking a charge to the Statement of Operations, which may have a material negative result on our operations.

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

The cyclical variations in these industries have the most pronounced effect on our Laser Systems Group, due in large measure to that segment’s historical focus on the semiconductor and electronics industries and our need to support and maintain a comparatively larger global infrastructure (and, therefore, lesser ability to reduce fixed costs) in that segment than in our other segments. Currently, we are in a downturn. We can not predict how long or deep this downturn may be. There is no assurance that we will not continue to be impacted from the slowdown as we were in the first nine months of 2005, that we will benefit in the future to the same extent as we did in 2004, or that we will not be materially adversely affected by future downturns or slowdowns in the semiconductor and electronics, and other industries that we serve.

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

          Our reliance upon third party distribution channels subjects us to credit, inventory, business concentration and business failure risks beyond our control.  We sell products through resellers (which include OEMs, systems integrators and distributors). Reliance upon third party distribution sources subjects us to risks of business failure by these individual resellers, distributors and OEMs, and credit, inventory and business concentration risks. In addition, our net sales depend in part upon the ability of our OEM customers to develop and sell systems that incorporate our products. Adverse economic conditions, large inventory positions, limited marketing resources and other factors influencing these OEM customers could have a substantial impact upon our financial results. No assurances can be given that our OEM customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our financial condition or results of operations.

          The steps we take to protect our intellectual property may not be adequate to prevent misappropriation or the development of competitive technologies or products by others that could harm our competitive position and materially adversely affect our results of operations. Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation, or that others will not develop competitive technologies or products. As of October 2005, we held 172 United States and 106 foreign patents; in addition, applications were pending for 74 United States and 107 foreign patents. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us.

          Our success depends upon our ability to protect our intellectual property and to successfully defend against claims of infringement by third parties. From time to time we receive notices from third parties alleging that our products infringe such parties’ patent or other proprietary rights. While these notices are common in the laser industry and we have in the past been able to develop non-infringing technology or license necessary patents or technology on commercially reasonable terms, there can be no assurance that we would in the future prevail in any litigation seeking damages or expenses from us or seeking to enjoin us from selling our products on the basis of such alleged infringement, or that we would be able to develop any non-infringing technology or license any valid and infringed patents on commercially reasonable terms. In the event any third party makes a valid claim against us or our customers for which a license was not available to us on commercially reasonable terms, we would be adversely affected. Our failure to avoid litigation for infringement or misappropriation of propriety rights of third parties or to protect our propriety technology could result in a loss of revenues and profits or force us to settle with these other parties.

          The industries in which we operate are highly competitive and competition in our markets could intensify, or our technological advantages may be reduced or lost, as a result of technological advances by our competitors.  The industries in which we operate are highly competitive. We face substantial competition from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than we do. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products. There can be no assurance that we will successfully differentiate our current and proposed products from the products of our competitors, or that the market place will consider our products to be superior to competing products. To maintain our competitive position, we believe that we will be required to continue a high level of investment in engineering, research and development, marketing and customer service and support. There can be no assurance that we will have sufficient resources to continue to make these investments, that we will be able to make the technological advances necessary to maintain our competitive position, or that our products will receive market acceptance. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development of new products.

          Our operations in foreign countries subject us to risks not faced by companies operating exclusively in the United States.  In addition to operating in the United States, Canada, the United Kingdom and the People’s Republic of China (“PRC”), we currently have sales and service offices in Germany, Switzerland, Japan, Korea, Singapore, Taiwan and the PRC.  We may in the future expand into other international regions.  During the first nine months of 2005, approximately 60% of our revenue was derived from operations outside North America, and approximately 57% of our revenue for the year ended December 31, 2004 was derived from operations outside North America.  International operations are an expanding part of our business both from a sales focus and an operating base.  We are also extending further production capabilities in the PRC.

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

          We may not be able to find suitable targets or consummate acquisitions in the future, and there can be no assurance that the acquisitions we have made and do in the future make will provide expected benefits.  In 2003 and 2004, we consummated four strategic acquisitions and may in the future continue to pursue other strategic acquisitions of businesses, technologies and products complementary to our own. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks, synergy and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of management’s attention from our core businesses and risks associated with unanticipated problems or liabilities. No assurances can be given that management’s efforts in this regard will be sufficient, or that identified acquisition candidates will be receptive to our advances or, consistent with our acquisition strategy, be accretive to earnings.

          Should we acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties or additional expenses and may require the allocation of significant financial or other resources such as personnel and management that would otherwise be available for the ongoing development or expansion of our existing business. We attempt to mitigate these risks by focusing our attention on the acquisition of businesses, technologies and products that have current relevancy to our existing lines of business and that are complementary to our existing product lines. Other difficulties we may encounter, and which we may or may not be successful in addressing, include those risks associated with the potential entrance into markets in which we have limited or no prior experience and the potential loss of key employees, particularly those of the acquired business.

          Our operations could be negatively affected if we lose key executives or employees or are unable to attract and retain skilled executives and employees as needed.  Our business and future operating results depend in part upon our ability to attract, groom and retain qualified management, technical, sales and support personnel for our operations on a worldwide basis. The loss of key personnel could negatively impact our operations. Competition for qualified personnel is intense and we cannot guarantee that we will be able to continue to attract, train and retain qualified personnel.

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

          Integrating acquisitions into our enterprise resource planning (ERP) system could have a material adverse effect on our business. We are highly dependent on our systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers and otherwise carry on our business in the ordinary course.  Key to the success of our strategy to drive greater productivity and cost savings is our drive to standardize recent acquisitions on our ERP and reporting systems.  If we experience problems with integration, the resulting disruption could adversely affect our business, sales, results of operations and financial condition. The transition involves numerous risks, including:

•	difficulties in integrating systems with our current operations;

•	initial dependence on an unfamiliar system while training personnel in its use;

•	increased demand on our support operations; and

•	potential delay in the processing of customer orders for shipment of products.

Further, we may experience difficulties in the transition to the new software that could affect our internal control systems, processes, procedures and related documentation.  There can be no assurances that the evaluation required by Section 404 of the Sarbanes-Oxley Act will not result in the identification of significant control deficiencies or that our auditors will be able to attest to the effectiveness of our internal control over financial reporting subsequent to the transition to our ERP system.

          Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. We document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments.  If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information.

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

          Defects in our products or problems arising from the use of our products together with other vendors’ products may seriously harm our business and reputation.  Products as complex as ours may contain known and undetected errors or performance problems. Defects can be found in any period immediately following introduction and initial implementation of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers before implementation, our products are not error-free. These errors or performance problems could result in lost revenues or customer relationships or require us to incur additional costs to correct product problems and could be detrimental to our business and reputation generally. In addition, our customers generally use our products together with their own products and products from other vendors. As a result, when problems occur in a combined environment, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. To date, defects in our products or those of other vendors’ products with which ours are used by our customers have not had a material negative effect on our business. However, we cannot be certain that a material negative impact will not occur in the future.

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

          Economic, political or trade problems with foreign countries could negatively impact our business. We are increasingly outsourcing the manufacture of sub assemblies to suppliers based in the PRC and elsewhere overseas.  Economic, political or trade problems with foreign countries could substantially impact our ability to obtain critical parts needed in the manufacture of our products.

          Production difficulties and product delivery delays could materially adversely affect our business, operating results or financial condition.  We assemble our products at our facilities in the United States, the United Kingdom and the PRC. If use of any of our manufacturing facilities was interrupted by natural disaster or otherwise, our operations could be negatively impacted until we could establish alternative production and service operations. In addition, we may experience production difficulties and product delivery delays in the future as a result of:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          Interest Rate Risk.  Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments, long-term investments and debt obligations. As described in note 8 to the consolidated financial statements, at September 30, 2005, the Company had $61.1 million invested in cash equivalents and $9.3 million in short-term marketable investments. At December 31, 2004, the Company had $48.3 million invested in cash equivalents and $8.0 million in short-term and long-term marketable investments. Due to the average maturities and the nature of the investment portfolio at September 30, 2005, a one percent change in interest rates could have approximately a $0.7 million impact on our interest income on an annual basis. We do not use derivative financial instruments in our investment portfolio.  We do not hold interest rate derivative contracts.

          Foreign Currency Risk.  We have substantial sales and expenses and working capital in currencies other than U.S. dollars. As a result, we have exposure to foreign exchange fluctuations, which may be material. To reduce the Company’s exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. Additionally, we may utilize currency forwards, currency swaps and currency options to hedge exposure to foreign currencies. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. We do not currently use currency forwards or currency options for trading purposes. The Company does not designate short-term contracts as hedges. Accordingly, such contracts are recorded at fair value with changes in fair value recognized in income, instead of included in accumulated other comprehensive income. Although the Company marks-to-market short-term hedge contracts to the statement of operations, the Company does not intend to enter into hedging contracts for speculative purposes.  At September 30, 2005 there were three short-term United States dollars to British Pound Sterling forward exchange contracts outstanding to purchase $2.3 million with an aggregate fair value loss of $1 thousand recorded in foreign exchange transaction gains (losses).  Additionally, we had one long-term currency swap contract, with a maturity date in December 2005, in exchange for Yen with a notional amount of $8.7 million United States dollars with an aggregate fair value loss of $0.6 million recorded in accumulated other comprehensive income. This amount is offset with the remeasurement on the hedged item, for a net amount of nil in accumulated comprehensive income.

Item 4.  Controls and Procedures

          The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the United States Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures of the Company are effective as of the end of the period covered by this report. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

          See the description of legal proceedings in note 10 to the Consolidated Financial Statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          Not applicable.

Item 3.  Defaults upon Senior Securities

          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          Not applicable.

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

GSI GROUP INC. (Registrant)

Name	Title	Date

/s/ CHARLES D. WINSTON	President and Chief Executive Officer	November 9, 2005
(Principal Executive Officer)
Charles D. Winston

/s/ THOMAS R. SWAIN	Vice President, Finance and Chief	November 9, 2005
Financial Officer (Principal Financial
Thomas R. Swain	and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations — Canadian Supplement.