Form 10-Q/A
period 2005-09-30
GSI GROUP INC
filed 2005-11-14
CIK 1076930

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

          As at October 31, 2005, there were 41,614,421 of the Registrant’s common shares, no par value, issued and outstanding.

EXPLANATORY NOTE

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (the “Form 10-Q”) to amend the last paragraph of the cover page of the Form 10-Q with respect to the number of common shares, no par value, issued and outstanding as of October 31, 2005, as the number of shares issued and outstanding was inadvertently truncated.

     This Amendment No. 1 on Form 10Q/A does not change the previously reported financial statements and other financial disclosures included in the Form 10-Q.

PART II — OTHER INFORMATION

Item 6 (a).  Exhibits

Exhibit Number	Description

31.1

Chief Executive Officer Certification pursuant to Rules 13a- 14(a) and 15d- 14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Chief Financial Officer Certification pursuant to Rule 13a- 14(a) and 15d- 14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Group Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI GROUP INC. (Registrant)

Name	Title	Date

/s/ CHARLES D. WINSTON	President and Chief Executive Officer (Principal Executive Officer)	November 14, 2005

Charles D. Winston

/s/ THOMAS R. SWAIN	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	November 14, 2005

Thomas R. Swain

EXHIBIT INDEX

Exhibit Number	Description

31.1

Chief Executive Officer Certification pursuant to Rules 13a- 14(a) and 15d- 14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Chief Financial Officer Certification pursuant to Rule 13a- 14(a) and 15d- 14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.