Form 10-K
period 2005-12-31
GSI GROUP INC
filed 2006-03-20
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-25705

GSI Group Inc.

(Exact name of registrant as specified in its charter)

New Brunswick, Canada	98-0110412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39 Manning Road	01821
Billerica, Massachusetts, USA	(Zip Code)
(Address of principal executive offices)

(978) 439-5511

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant, based on the closing price of the common shares on The NASDAQ Stock Market on the last business day of the Registrant’s most recently completed second fiscal quarter (July 1, 2005) was approximately $389,195,776 (assumes officers, directors, and all shareholders beneficially owning 5% or more of the outstanding common shares are affiliates).

There were approximately 42,064,928 of the Registrant’s common shares, no par value, issued and outstanding on March 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders to be filed on or about April 17, 2006 are incorporated into Part III of this report.

GSI GROUP INC.

As used in this report, the terms “we,” “us,” “our,” “GSI Group” and the “Company” mean GSI Group Inc. and its subsidiaries, unless the context indicates another meaning.

Unless otherwise noted, all dollar amounts in this report are expressed in United States dollars.

The following trademarks and trade names of GSI Group are used in this report: WaferMark®, Super SoftMark®, DrillStar®, WavePrecision™, M430™, GMAX™, TrimSmart™, CSP300™, JK Series™, Spectron®, Sigma Series™ and Westwind®.

PART I

Item 1. Business of GSI Group Inc.

Overview

GSI Group Inc. supplies precision motion components, lasers and laser-based advanced manufacturing systems to the global semiconductor, electronics, medical, aerospace and industrial markets.

Corporate History

GSI Group Inc. (formerly known as “GSI Lumonics Inc.”), a New Brunswick corporation, is the product of a merger of equals between General Scanning, Inc. and Lumonics Inc. that was completed on March 22, 1999. Immediately following the merger, the General Scanning shareholders and the Lumonics shareholders each, as a group, owned approximately half of the combined company’s common shares. Our shares trade on The NASDAQ Stock Market under the symbol GSIG.

General Scanning, Inc. was incorporated in 1968 in Massachusetts. In its early years, General Scanning developed, manufactured and sold components and subsystems for high-speed micro positioning of laser beams and medical printing. Starting in 1989, General Scanning began manufacturing complete laser-based advanced manufacturing systems for the semiconductor and electronics markets.

Lumonics Inc. incorporated in 1970 under the laws of the Province of Ontario, Canada, initially produced lasers for scientific and research applications. By the 1980s, Lumonics was developing, manufacturing and selling laser-based, advanced manufacturing systems for electronics, semiconductor, and general industrial applications.

From 1999 through 2003, we divested non-core businesses and products developed an array of new products and consolidated facilities and operations with the purpose of redirecting our resources on our three major business segments: Components, Lasers, and Laser Systems. We manage the Company within these three major business segments. All of these segments share some common characteristics and incorporate similar core technologies and competencies. There are important distinguishing factors, however, such as products and services, distribution channels, customers, production processes and operational economics, that we believe require different perspectives. Beginning in 2003, we focused on our strategy of expanding our business of enabling technologies in niche markets. To this end we completed four acquisitions: the encoder division of Dynamic Research Corporation (“DRC”) in May 2003, the principal assets of Spectron Laser Systems Limited, a subsidiary of Lumenis Ltd (“Spectron”) in May 2003, Westwind Air Bearings Inc. and Westwind Air Bearings Limited (collectively “Westwind”) in December 2003, and MicroE Systems Corp. (“MicroE”) in May 2004.

The Company is currently organized into three segments: Precision Motion, Laser Systems and Lasers. Each segment contains 4-6 product lines which are complementary to each other.

Products and Services

Our revenues in 2005 were derived from the following business segments, in millions of United States dollars:

Segment	Revenue
Precision Motion group	$139.9
Laser group	39.6
Laser Systems group	88.2
Intersegment sales eliminations	(6.9)

Total	$260.8

Precision Motion Segment

As the segment name implies, product lines include technologies for precision motion and motion control. Our products are sold to original equipment manufacturers (“OEMs”) who embed our product’s advanced technology into their own products. The products are designed and manufactured at the Company’s facilities in Billerica and Natick, Massachusetts, Moorpark, California, Poole, England, and Suzhou, People’s Republic of China (“China” or “the PRC”), and a design facility in Lafayette, Colorado. This segment has a broad range of product lines, which are used in many diverse markets by customers in many industries. Primarily, these markets include electronics, medical, government, aerospace and industrial manufacturing. This has enabled revenues for the Precision Motion Segment to be the least cyclical of our three businesses. There are mainly five similarly sized product lines within Precision Motion. The Precision Motion business also benefits from lower operating costs because typically our products are “designed in” to a customer’s product where replacement is not easy. Typical selling prices for Precision Motion products range from $200 to $10,000.

Segment	Product Line	End Markets	Description
Precision Motion	Westwind Air Bearing Spindles (rotary motion drills)	Electronics—printed circuit board production	Spindles for drilling holes in printed circuit boards for consumer electronics.

	MicroE and other Encoders	Electronics—hard disk drives	Linear measuring products enable customers to move mechanical devices to accuracy within the sub-nanometer levels.

	General Scanning Optical Scanners	Medical, Aerospace, Industrial Applications	High precision motors that, when coupled with a mirror, can direct a laser beam to perform very accurate procedures, including eye surgery. Used primarily for marking, cutting, welding & drilling applications.

	General Scanning Thermal Printers	Medical—portable defibrillators	Rugged, real time printers dedicated to the medical instrumentation and defibrillator market.

	General Optics	Aerospace	High quality polished surface & chemical coated mirrors, mirrors of high dynamic rigidity, high performance mirrors and lens coatings used in aerospace applications.

Laser Segment

This segment designs and manufactures mainly four product lines of lasers from a few watts to 2 kilowatts at our Rugby, United Kingdom facility, and more recently in the Suzhou facility, for sale to OEMs and systems integrators. Certain lasers are used in the Company’s Laser Systems. Our lasers are used in high accuracy precision material processing applications (cutting, welding and drilling) in electronics, aerospace, medical, light industrial and automotive markets. Overall the total market for lasers is growing; however, growth rate varies according to laser type, end user industry and geography. In addition, lasers have generally been subject to increasing price pressure in the marketplace from new Asian manufacturers and highly automated Japanese manufacturers. Our focus in this segment will seek to identify and focus on growth niches and to migrate our laser product lines to our Suzhou facility to help reduce our manufacturing costs. This segment also sells parts and technical support in its installed base at customer locations. Our lasers are sold worldwide directly in North America and the United Kingdom, and through distributors in Europe, Japan, Asia Pacific and China. Sumitomo Heavy Industries (a significant shareholder of the Company) is our distributor in Japan. Typical selling prices for our lasers range from $2,000 to $180,000.

Segment	Product Line	End Markets	Description
Lasers	Spectron Lasers	Component marking for Electronics, Automotive and Aerospace	Lasers used primarily for surface marking and deep engraving of metal parts for traceability and identification. A secondary application is for gem cutting and facet cutting.

	JK Lasers	Automotive, Aerospace and Electronics	Lasers used for automotive material welds and fuel injector welding, secondary applications are drilling holes in metal for the aerospace industry as cooling holes in aircraft engines and hard disk drive flexure arm welding for the electronics industry.

	eCO2 Lasers	Plastics and Packaging Products	Economy lasers for cutting polymers and plastics. These products are used for packaging.

	Lumonics Lasers	Medical—pharmaceutical and printer products	Pharmaceutical pill and tablet marking and drilling holes in printer ink jet cartridges.

Laser Systems Segment

This segment sells large, end-user systems that enable the manufacturing process of certain semiconductor chips such as dynamic random access memory chips (“DRAM”) and flash memory (NAND Flash) chips. The Company’s laser systems, which are designed and manufactured at our Wilmington, Massachusetts facility, are sold both directly and through representatives and distributors, to end users, including semiconductor integrated device manufacturers and wafer processors, as well as electronic component and assembly manufacturers. The Laser Systems Group derives significant revenues from parts sales and service to its installed base. The semiconductor and electronics capital equipment markets have historically been subject to economic fluctuations and significant revenue volatility in direct response to the demand for changing technology and added manufacturing capacity. The cyclicality of the semiconductor industry is the biggest risk to our business. Between 2004 and 2005, revenues fluctuated nearly 40%, primarily due to market conditions. This segment is also characterized by a concentration in a few large customers. For 2005, two of our customers represented more than 36% of divisional sales. This segment has three major and two minor product lines. Typical selling prices for such laser systems range from $150,000 to $1.5 million.

Segment	Product Line	End Markets	Description
Laser Systems	WaferRepair	Semiconductor DRAM and Flash Memory chips	WaferRepair is used to raise production yields for DRAM chips to acceptable levels. Our memory repair laser systems allow semiconductor manufacturers to effectively disconnect defective or redundant circuits in a memory chip with accurately positioned laser pulses.

	WaferTrim—electronic circuit processing for linear and mixed signal devices and passive components	Semiconductor—high performance analog chips	These systems enable production of electronic circuits by precisely tuning, with a laser, the performance of high performance analog chips used in applications like anti-lock brakes, airbags and power management chips.

	WaferMark—permanent identification marking of silicon wafers and individual dies for traceability and quality control	Semiconductor—Foundries	Supports the product marking requirements of the semiconductor industry. WaferMark laser systems are used for the marking of silicon wafers at the front end of the semiconductor manufacturing process, aiding process control and device traceability.

	CircuitTrim	Semiconductor—power management chips	Our systems are used in the production of thick and thin film resistive components for surface mount technology electronic circuits, known as chip resistors.

	SVS	Printed circuit board manufacturers	Our surface mount measurement products are used in the manufacture of printed circuit board assemblies. In the manufacture process, surface-mount solder, in paste form, is stenciled onto the circuit board with a screen printer, and components are then placed in their respective positions on the board by automated equipment.

Customers

We have a diverse group of customers that includes some of the largest global participants in their industries. Many of our customers participate in several market segments. In 2005, one customer in our Laser Systems segment, Samsung accounted for 7.8% of our total sales. The next largest customer accounted for 4.3%

of our sales. Revenues from our top 25 customers totaled 41.5% of our revenue. In 2004, our largest customer, Maxim Integrated Products, Inc. accounted for 10.2% of our total sales, our next largest customer accounted for 5.6% of our total sales and revenues from our top 25 customers totaled 49% of our revenue. During 2003, our largest customer accounted for 9.4% of our total sales and our top 25 customers accounted for 50% of our total sales.

Manufacturing

We manufacture our precision motion components at facilities in Billerica and Natick, Massachusetts, Moorpark, California, Poole, United Kingdom, and Suzhou, China. Our lasers are manufactured in Rugby, United Kingdom and Suzhou, China, and our laser systems are manufactured in Wilmington, Massachusetts. The manufacturing of certain portions of our laser systems are outsourced to third party vendors. Each of our manufacturing facilities has co-located manufacturing, manufacturing engineering, marketing and product design personnel. We believe that this organizational proximity greatly accelerates development and entry into production of new products and aids economical manufacturing. Most of our products are manufactured under ISO 9001 certification.

We perform manufacturing functions internally that enable us to add value and to maintain control over critical portions of the production process. To the extent practical, we outsource the remaining portions of the production process. Last year we continued to improve the management of both our internal production processes as well as the management of supplier quality and production. Our Laser Systems segment focused on outsourcing low value parts and modules with the retained internal activity focused on subsystem integration and testing, with particular emphasis on our customers’ applications. We believe we achieve a number of competitive advantages from this integration, including the ability to achieve lower costs and higher quality, bring new products and product enhancements more quickly and reliably to market, and produce sophisticated component parts not available from other sources.

We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile, or otherwise hazardous chemicals used on our premises. We believe we are in material compliance with these regulations and have obtained all necessary environmental permits to conduct our business.

Research and Development

We continue to make a strong commitment to research and development for core technology programs directed at creating new products, product enhancements and new applications for existing products, as well as funding research into future market opportunities. Each of the markets we serve is generally characterized by rapid technological change and product innovation. We believe that continued timely development of new products and product enhancements to serve both existing and new markets is necessary to remain competitive. Our patents are critical to maintaining the advantages that we have made in research and development. To this end we hold 172 United States and 107 foreign patents; with applications pending for 89 United States and 114 foreign patents.

We carry out our research and development activities at the manufacturing locations cited above. Vital to our continued success is the technology know-how, such as manufacturing processes and applications that we have in place at our various factories. We also maintain links with leading industrial, government and university research laboratories worldwide. We work closely with customers and institutions to determine areas to focus on for new development or extended applications of our technology. In 2005, we incurred $25.7 million of research and development expenses.

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

•	Precision Motion products are sold worldwide mostly through direct sales, as well as through distributors, primarily to OEMs. There are sales and service centers located in Massachusetts, California, UK, Germany, Switzerland, Taiwan, China, Singapore and Japan to support pre- and post-sales of our products. Because of the relatively small physical size of the products sold and fundamental nature of the products, the Precision Motion Group employs a factory direct strategy in support of its worldwide customer base and, generally, does not perform field repair of its products.

•	Laser Systems are sold directly, or, in some territories, through distributors, to end users, usually semiconductor integrated device manufacturers and electronic component and assembly manufacturers. Our worldwide advanced manufacturing systems sales activities are directed from the product business unit sites in North America, Europe, Japan and Asia Pacific. Field offices are located close to key customers’ manufacturing sites to maximize sales and support effectiveness. Significant revenues are provided from servicing systems in our installed base at customer locations. In Europe, we maintain offices in the United Kingdom and Germany, and in the Asia-Pacific region, in Japan, Korea, China, Taiwan and Singapore.

•	Lasers are sold worldwide, either directly or through distributors to OEMs and both captive and merchant systems integrators in North America and the United Kingdom, and through distributors in Europe, Japan, Asia-Pacific and China. Sumitomo Heavy Industries Ltd. (a significant shareholder of the Company) is our distributor in Japan. Our worldwide network of integrators is also an active sales channel offering complete turn-key solutions to customers demanding single point responsibility. Significant revenues are derived from providing parts and technical support for lasers in our installed base.

Competition

The industries that GSI sells into are subject to intense competition and rapid technological change. Several of our competitors are substantially larger and have greater financial and other resources than we do. Competition extends to attracting and retaining qualified technical personnel. Our overall competitive position will depend primarily upon a number of factors, including the price and performance of our products, the compatibility of our products with existing products and our overall reputation.

The table below illustrates the competition or lack thereof, faced by the Company in the markets that we serve.

Segment	Product Line	Main Competitor(s)
Precision Motion Group	Westwind Drills (rotary motion)	Mechatronics, Precise, Jevco and ABL (50% owned by Hitachi).

	MicroE linear measuring devices (linear motion)	Renishaw and Heidenhain

	Optical scanners	Excel Technology, Scanlabs GmbH

	Medical printers for defibrillators	Make/Buy decisions

	Galvonometers	CTI and ScanLabs

	Ultra-precision optics	Fragmented among numerous suppliers.

Lasers Group	Various product lines	Trumpf-Haas, Rofin-Sinar, Coherent, Spectra Physics, Lambda Physik, Unitek-Miyachi, IPG and Lasag.

Laser Systems Group	Various product lines	Electro Scientific Industries, Shibaura, EO Technics, CyberOptics and Innolas.

In addition the competitive factors we face vary between products and markets. The primary ones that affect the Precision Motion Group are price, technological features, quality and on-time delivery. MicroE competes primarily on technology and performance. There is continual cost pressure from key OEMs in this industry, but purchase decisions are primarily made on performance and technical support. We believe that MicroE excels in both areas. While there are numerous competitive factors that vary amongst product lines and markets, the competitive factors that our Laser Group faces are quality, variety, product performance, sales and service support, new product applications and costs. The main competitive factors that impact the Laser Systems Group are price, total cost of ownership and technical competency, but there are many other factors.

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

Sources of Supply

We depend on a limited number of source suppliers, which could cause substantial manufacturing delays and additional cost if a disruption of supply occurs. We obtain some components from a single source. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products. If suppliers or subcontractors experience difficulties that result in a reduction or interruption in supply to us, or fail to meet any of our manufacturing requirements, our business would be harmed until we are able to secure alternative sources. These components and manufacturing services may not continue to be available to us at favorable prices, if at all.

Precision Motion Group

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

Patents and Intellectual Property

Our intellectual property includes copyrights, patents, trademarks and tradenames involving proprietary software, technical know-how and expertise, designs, process techniques and inventions. As of February 2006, we held 172 United States and 107 foreign patents; in addition, applications were pending for 89 United States and 114 foreign patents. We have also obtained licenses under a number of patents in the United States and foreign countries and may require licenses under additional patents. There can be no assurance as to the degree of protection offered by these patents or as to the likelihood that patents will be issued for pending applications.

We also rely on a combination of copyrights and trade secret laws and restrictions on access to protect our trade secrets and proprietary rights. We routinely enter into confidentiality agreements with our employees and consultants. There is a risk that these agreements will not provide meaningful protection of our proprietary information in the event of misappropriation or disclosure.

Human Resources

At December 31, 2005, we had 1,167 employees in the following areas:

	Number of Employees	Percentage
Production and operations	655	56%
Customer service	78	7%
Sales, marketing and distribution	146	13%
Research and development	156	13%
Administration	132	11%

Total	1,167	100%

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

Available Information, Website and Access to Financial Filings

We maintain an Internet website at http://www.gsig.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Form 10-K. We make available free of charge through our website our proxy statements, registration statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. Our SEC filings are also available over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we have filed by visiting the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information about the public reference rooms. You may also inspect our SEC reports and other information at the offices of the National Association of Securities Dealers, Inc., 1735 K Street, N.W., Washington, D.C. 20006. In addition, our reports and other information are filed with securities commissions or other similar authorities in Canada, and are available over the Internet at http://www.sedar.com.

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

Item 1A. Risk Factors

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

We have a history of operating losses and may not be able to sustain or grow the current level of profitability. Beginning in the second half of 2003, we have generated profits from operations. However, we have incurred operating losses on an annual basis from 1998 through 2003. For the years ended December 31, 2005 and December 31, 2004, we generated net income of $9.7 million and $41.5 million, respectively. No assurances can be given that we will sustain or increase the level of profitability in the future and the market price of our common shares may decline as a result.

Our inability to remain profitable may result in the loss of significant deferred tax assets. In determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets requires subjective judgment and analysis. While we recovered a portion of our current deferred tax assets based on profitability in 2005 and planned profits for 2006 and beyond, we are consistently evaluating our deferred tax assets based on current year performance. Our ability to maintain our deferred tax assets at December 31, 2005 depends upon our ability to continue to generate future profits in the

United States, Canada, Japan and United Kingdom tax jurisdictions. If actual results differ from our plans or we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by taking a charge to the Statement of Operations, which may have a material negative result on our operations.

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

The cyclical variations in these industries have the most pronounced effect on our Laser Systems Group, due in large measure to that segment’s historical focus on the semiconductor and electronics industries and our need to support and maintain a comparatively larger global infrastructure (and, therefore, lesser ability to reduce fixed costs) in that segment than in our other segments. There is no assurance that we will not continue to be impacted from the slowdown as we were in 2005, that we will benefit in the future to the same extent as we did in 2004, or that we will not be materially adversely affected by future downturns or slowdowns in the semiconductor and electronics, and other industries that we serve.

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

As a result of these factors, our results of operations for any quarter are not necessarily indicative of results to be expected in future periods. We believe that fluctuations in quarterly results may cause the market prices of our common shares on The NASDAQ Stock Market to fluctuate, perhaps substantially.

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

The steps we take to protect our intellectual property may not be adequate to prevent misappropriation or the development of competitive technologies or products by others that could harm our competitive position and materially adversely affect our results of operations. Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation, or that others will not develop competitive technologies or products. As of February 2006, we held 172 United States and 107 foreign patents; in addition, applications were pending for 89 United States and 114 foreign patents. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights there under will provide a competitive advantage to us.

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

Our operations in foreign countries subject us to risks not faced by companies operating exclusively in the United States. In addition to operating in the United States, Canada, the United Kingdom and the People’s Republic of China (“PRC”), we currently have sales and service offices in Germany, Switzerland, Japan, Korea, Singapore, Taiwan and the PRC. We may in the future expand into other international regions. During 2003, we closed our offices in France, Italy, Hong Kong, Malaysia and the Philippines, but we may in the future expand into other international regions. During the year ended December 31, 2005, approximately 60% of our revenue was derived from operations outside North America. International operations are an expanding part of our business both from a sales focus and an operating base. We are also extending further production capabilities in the PRC.

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

Our operations could be negatively affected if we lose key executives or employees or are unable to attract and retain skilled executives and employees as needed. Our business and future operating results depend in part upon our ability to attract, groom and retain qualified management, technical, sales and support personnel for our operations on a worldwide basis. The loss of key personnel could negatively impact our operations. Competition for qualified personnel is intense and we cannot guarantee that we will be able to continue to attract, train and retain qualified personnel. In addition, the Company plans to transition to a new CEO in 2006. There is no assurance that the transition will not have an adverse impact in the Company’s operations or financial performance.

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

Changes in accounting for equity compensation could adversely affect earnings. The Financial Accounting Standards Board has issued changes to U.S. generally accepted accounting principles requiring us and other companies to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining shareholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

The principal owned and leased properties of the Company and its subsidiaries are listed in the table below.

Location	Principal Use	Current Segment	Approximate Square Feet	Owned/Leased
Facilities Used in Current Operations
Billerica, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales, Administrative and Corporate	1, 4	90,000 (two sites)	Leased; one expires in 2008 with two 5-year renewal options; one expires in 2006

Natick, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales and Administrative	1	34,000 (two sites)	Leased; one expires in 2006 and one expires in 2007

Moorpark, California, USA	Manufacturing, R&D, Marketing, Sales	1	49,000 (three sites)	Leased; all expire in 2010

Novi, Michigan USA	Customer support, Marketing, Sales and Administrative	2	13,000	Leased; expires in 2012

Poole, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administrative	1	91,000 (three sites)	1 unit owned; 2 units leased through 2073 and 2078, respectively

Rugby, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administrative	2	113,000	Owned; approximately 14% of the space is subleased through 2012 and 2013

Wilmington, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales and Administrative	3	78,000	Leased; expires in 2007 with two 5-year renewal options

Suzhou, People’s Republic of China	Manufacturing, R&D, Marketing, Sales and Administrative	1, 2	55,000	Leased; expires in 2008

Munich, Germany	Partially occupied Customer Support, Logistics, Sales and Applications Engineering	1, 3	29,000	Leased; expires in 2013 with option to renew

Excess or Unoccupied Facilities

Maple Grove, Minnesota, USA	Fully subleased	N/A	104,000	Owned

Ottawa (Nepean), Ontario, Canada	Fully subleased	N/A	10,000	Leased; expires in 2006

The facilities house the segments as indicated by the numbers below. Facilities are not dedicated to just one segment:

1 — Precision Motion Group

2 — Laser Group

3 — Laser Systems Group

4 — Corporate

Additional research and development, sales, service and logistics sites are located in Colorado, Switzerland, Japan, Korea, Taiwan and the People’s Republic of China. These additional offices are in leased facilities occupying approximately 29,000 square feet in the aggregate.

The Company entered into negotiations to sell the Maple Grove, Minnesota building and land during the fall of 2005 and on January 5, 2006 the Company sold the facility for $6.3 million. Because the estimated net sales proceeds were less than the net book value of the facility, the Company recorded a write-down of $0.2 million for the estimated loss on the expected sale of the Maple Grove facility in December 2005. The Company had leased the excess facility in May.

The Company sold its facility in Farmington Hills, Michigan on September 15, 2005. The selling price was $6.5 million. There were $0.7 million of closing costs and allowances. The Company recorded a gain of $4 thousand on the sale during 2005. The Company had leased the entire Farmington Hills, Michigan building to a third party on February 11, 2005.

The Company sold its facility in Nepean, Ontario in May 2005 for Canadian $2.1 million (approximately US $1.7 million). The Company recorded a loss of $0.2 million on the sale. A parcel of land in Nepean remains, with a net book value of approximately $0.1 million at December 31, 2005, that the Company still owns and intends to sell. The Company believes that it will recover its carrying value on this land and therefore, has not recorded a write-down in value. We expect to complete a lease contract on the Munich property in the next few days. The lease, while subject to change, is for 60 months beginning in 2006 with an option to renew to April 2013.

We believe the productive capacity of the remaining facilities to be both suitable and adequate for the requirements of our business. The Company is in the process of trying to sell or sublease the remaining excess facilities.

Item 3. Legal Proceedings

Information regarding legal proceedings are contained in note 11 in the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares, no par value, trade on The NASDAQ Stock Market under the symbol “GSIG”. Prior to May 2005, our common shares were traded on The NASDAQ Stock Market under the ticker symbol “GSLI”. From September 29, 1995 until the 1999 merger between General Scanning, Inc. and Lumonics Inc., Lumonics Inc.’s common shares were traded on the Toronto Stock Exchange under the symbol “LUM”. Since the merger in 1999 until July 2, 2004, our common shares traded on the Toronto Stock Exchange under the symbol “LSI.” From July 2, 2004 until November 1, 2005, our common shares traded on the Toronto Stock Exchange under the symbol “GSI”. The Company voluntarily withdrew the listing of its stock under the ticker symbol GSI from the Toronto Stock Exchange on November 1, 2005. The move was prompted by cost considerations and a desire to consolidate the Company’s trading volume on one exchange, as well as the fact that the company no longer maintains offices (other than a registered office in New Brunswick), division personnel or operations in Canada.

The following table sets forth, for the periods indicated, the high and low trading prices per share of our common shares as reported by The NASDAQ Stock Market in United States dollars and the Toronto Stock Exchange in Canadian dollars.

	Nasdaq Stock Market® Price Range US$		Toronto Stock Exchange Price Range Cdn$
	High	Low	High	Low
Fiscal year 2005:
First Quarter	$11.33	$8.20	$13.45	$9.79
Second Quarter	10.08	7.33	12.37	9.22
Third Quarter	10.52	8.95	12.56	11.00
Fourth Quarter	11.55	8.49	12.48	9.71
Fiscal year 2004:
First Quarter	$14.85	$11.83	$19.90	$15.50
Second Quarter	16.98	12.13	22.65	16.90
Third Quarter	15.70	9.90	22.20	12.65
Fourth Quarter	11.48	8.95	14.00	10.76

Holders

As of the close of business on Wednesday, March 1, 2006, there were approximately 127 holders of record of our common shares. Since many of the common shares are registered in “nominee” or “street” names, we estimate that the total number of beneficial owners is considerably higher. We estimate that there are approximately 9,000 beneficial owners; however, there may be more or less than that number.

Dividends

We have never paid cash dividends on our common shares. We currently intend to reinvest our earnings for use in our business and do not expect to pay cash dividends in the foreseeable future. Subject to the provisions of any applicable income tax convention or treaty, the Company would have to withhold 25% of any dividends paid or credited, or deemed to be paid or credited, by the Company on its common shares to a non Canadian resident. Under the terms of the Canada-United States Income Tax Convention, the withholding rate on dividends paid to a United States holder of common shares would be reduced to 15%; or if the United States holder is a corporation that owns 10% or more of our common shares, the rate would be reduced to 5%.

Securities Authorized for Issuance Under Equity Compensation Plans

The information with respect to the Equity Compensation Plan required under this item is hereby incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about April 17, 2006.

NASDAQ Listing Requirement Exemption

The Company is subject to the listing requirements of the NASDAQ National Market. Because the Company exists under the laws of New Brunswick, Canada, the Company has received an exemption from the quorum requirement for stockholder meetings contained in Rule 4350(f) of NASDAQ’s Marketplace rules, which ordinarily would require that a NASDAQ company provide for a quorum of not less than 33 1/3% of the outstanding shares of the company’s common stock. The Company’s by-laws only require a quorum of 20% of the outstanding shares, which is allowed under the laws of New Brunswick, Canada. The Company operated under this exemption for the year ended December 31, 2004. On April 22, 2005, the Board of Directors adopted a resolution amending Section 50 of the Company’s By-law Number 1 such that a quorum of at least 33 1/3% of the outstanding shares of the company’s common stock is now required. This was subsequently approved by the Company’s shareholders at the Company’s annual meeting in May 2005.

Item 6. Selected Financial Data

The following selected consolidated financial data as of and for the five years ended December 31, 2005 is derived from our audited consolidated financial statements. This information should be read together with consolidated financial statements of GSI Group Inc., including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data in this section is not intended to replace the consolidated financial statements.

In 2003, certain costs were reclassified from research and development to selling, general and administrative. Prior years comparative data have been updated to reflect the current classifications.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands except per share amounts)
Condensed Consolidated Statement of Operations:
Sales	$260,784	$330,012	$185,561	$159,070	$247,904
Gross profit	103,870	133,439	68,477	49,194	85,782
Operating expenses:
Research and development and engineering	25,671	23,975	13,822	19,724	24,902
Selling, general and administrative	59,995	57,256	49,025	56,203	74,547
Amortization of purchased intangibles	6,656	5,951	5,657	5,135	5,226
Acquired in-process research and development	—	390	—	—	—
Restructuring	457	573	3,228	6,448	2,930
Other	(355)	—	831	(1,021)	(148)

Income (loss) from operations	11,446	45,294	(4,086)	(37,295)	(21,675)
Other income (expense)	2,418	(308)	2,238	590	(797)

Income (loss) before income taxes	13,864	44,986	(1,848)	(36,705)	(22,472)
Income tax provision (benefit)	4,207	3,515	322	(8,981)	(7,774)

Net income (loss)	$9,657	$41,471	$(2,170)	$(27,724)	$(14,698)

Net income (loss) per common share:
Basic	$0.23	$1.01	$(0.05)	$(0.68)	$(0.36)
Diluted	$0.23	$0.98	$(0.05)	$(0.68)	$(0.36)
Weighted average common shares outstanding (000’s)	41,548	41,124	40,837	40,663	40,351
Weighted average common shares outstanding for diluted net income (loss) per common share (000’s)	41,856	42,125	40,837	40,663	40,351

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Working capital	$207,060	$174,660	$174,854	$172,135	$224,787
Total assets	373,444	386,164	313,707	297,088	336,687
Long-term liabilities, excluding current portion	25,578	23,607	5,594	6,004	4,736
Total stockholders’ equity	306,556	305,563	260,788	254,481	282,330

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

Special Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A” ) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Report. MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. These forward-looking statements relate to anticipated financial performance; drivers of revenue growth; management’s plans and objectives for future operations and expenditures; business prospects; industry trends; market conditions; changes in accounting principles and changes in actual or assumed tax liabilities; our expectations regarding tax exposure; our anticipated capital requirements and working capital needs; our anticipated reinvestment of future earnings; our anticipated expenditures in regard to our benefit plans; and our anticipated use of currency hedges. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services; our ability to compete in an intensely competitive market; our ability to develop and introduce new products or enhancements on schedule and that respond to customer requirements and rapid technological change; new product introductions and enhancements by competitors; our ability to select and implement appropriate business models; plans and strategies and to execute on them; our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel, including the planned transition to a new CEO in 2006, the impact of global economic conditions on our business; unauthorized use or misappropriation of our intellectual property; as well as the risk factors discussed previously and in other periodic reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

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

Results of Operations. The following table sets forth items in the consolidated statement of operations as a percentage of sales for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Sales	100.0%	100.0%	100.0%
Cost of goods sold	60.2	59.6	63.1

Gross profit	39.8	40.4	36.9
Operating expenses:
Research and development	9.8	7.3	7.5
Selling, general and administrative	23.0	17.3	26.5
Amortization of purchased intangibles	2.6	1.8	3.0
Acquired in-process research and development	—	0.1	—
Restructuring	0.2	0.2	1.7
Other	(0.2)	—	0.4

Operating expenses	35.4	26.7	39.1

Income (loss) from operations	4.4	13.7	(2.2)
Other income (expense)	(0.1)	—	0.1
Interest income	0.8	0.3	1.0
Interest expense	(0.1)	—	(0.1)
Foreign exchange transaction (losses) gains	0.3	(0.3)	0.2

Income (loss) before income taxes	5.3	13.7	(1.0)
Income tax provision (benefit)	1.6	1.1	0.2

Net income (loss)	3.7%	12.6%	(1.2)%

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

In response to the business environment, we restructured our operations in an effort to bring costs in line with our long-term expectations for sales of laser systems for the semiconductor and telecommunications markets. Our emphasis was predominantly on consolidating operations at various locations, reducing overhead and eliminating unprofitable lines. The Company incurred restructuring charges in each of the years from 2000 to 2003 as it continued to reduce and consolidate operations around the world. The level of restructuring actions declined significantly in the latter half of 2003. In the first half of 2004, the Company incurred an additional $0.3 million of costs associated with the 2003 consolidation and relocation of its precision optics operations from its Nepean, Ontario location to its similar facility in Moorpark, California. These are included in cost of goods sold and operating expenses. No new restructuring actions have been initiated since 2003, although the Company incurred additional restructuring charges in 2005 and 2004 upon the updating of the previously recorded Munich restructuring accrual for current conditions.

As of December 31, 2005, the Company has $1.4 million remaining in the accruals related to all restructuring actions. Specifically, $5 thousand of this relates to an accrual for the leased facility in Nepean,

Ontario originally recorded in 2001 for future contractual obligations under an operating lease, net of expected sublease income on such lease that the Company cannot terminate. This lease expired in January 2006. The remaining $1.4 million in accruals relates to provisions for lease costs at our facility in Munich, Germany related primarily to future contractual obligations under operating leases, net of expected sublease income on a lease that expires in January 2013, which the Company cannot terminate. In the fourth quarter of 2005, the Company evaluated the market conditions associated with the Munich office lease and determined an additional $0.5 million in restructuring charges were necessary. The Company has taken restructuring charges on this Munich facility in each of the years from 2000 through 2005. The only other restructuring activity in 2005 related to payments under the lease noted above. At December 31, 2004, the Company had $0.1 million remaining in accruals related to the facility in Nepean, Ontario and $1.5 million remaining in accruals related to the facility in Munich, Germany. We expect to complete a lease contract on the Munich property in the next few days. The lease, while subject to change, is for 60 months beginning in 2006 with an option to renew to April 2013.

The Company neither expects nor plans any major restructuring expenses in 2006. The Company will continue to monitor restructuring accruals that were made in the past, particularly those that were made for excess facilities, to ensure that such amounts remain appropriate in light of changing conditions in the markets, and make appropriate adjustments, if any are required, to the accruals and our results of operations.

2005 Compared to 2004

Sales by Segment. The following table sets forth sales in millions of dollars by our business segments for 2005 and 2004. For 2004, certain Asia-Pacific parts sales have been reclassified from the Laser Group to the Laser Systems Group to more accurately reflect which segment’s customers purchased the parts. This reclassification had no impact on the consolidated results of operations for the Company. Also please note that the Components Group has been renamed the Precision Motion Group. This name change more accurately reflects its business, but had no change on the operation or the results of the segment.

	2005 Sales	2004 Sales	Increase (Decrease)
Precision Motion Group	$139.9	$152.7	$(12.8)
Laser Group	39.6	46.7	(7.1)
Laser Systems	88.2	148.2	(60.0)
Intersegment sales eliminations	(6.9)	(17.6)	10.7

Total	$260.8	$330.0	$(69.2)

Sales. Sales decreased $69.2 million or 21% in 2005 compared to 2004. Sales in all of our segments were down over last year primarily a result of a softening in the market for most of 2005. In addition, 2004 was a record sales year for the Laser Systems business. Visibility for future sales projections continues to be limited and we remain cautious.

Sales in the Precision Motion segment decreased 8% to $139.9 million in 2005 as compared to 2004. Decreases in sales of PCB spindles and fewer internal sales to our Laser Systems segment together contributed $19.6 million to the decrease, which was partially offset by a full year of sales from MicroE, which contributed an increase of $8.4 million. Printed circuit board (“PCB”) manufacturing is one industry that the Precision Motion Group serves which is subject to market fluctuations that affect the need for our PCB spindles. The remaining decrease in sales of $1.6 million is comprised of smaller increases and decreases in other product lines which together contributed to the overall net decrease from last year.

In 2005, sales in the Laser segment decreased 15% or $7.1 million from 2004. Sales from all Laser product lines were down from the level experienced in 2004. Internal sales to our Laser Systems business decreased $1.9 million. Sales of our Sigma laser, JK series, Impact laser, Spectron and as anticipated, AM series product lines accounted for $5.1 million of the overall decrease in sales in the current year as compared to last year. Sales of our new product in the JK line which was introduced during the year were slower than expected. As noted above, there was a general softening in the market in 2005 as compared to 2004 and there continued to be pricing pressures in 2005 as a result of the entry of new Asian manufacturers, as well as increased manufacturing efficiencies generally.

Laser Systems sales decreased $60.0 million or 40% in 2005. The prior year, 2004, was a record year in sales for the Laser Systems business. Sales of trim and test decreased $41.7 million and accounted for approximately 70% of the decrease. Memory repair and circuit trim together decreased $16.1 million which was partially offset by an increase in the semiconductor marker product line of $1.9 million in 2005. The remaining $4.1 million of the decrease in sales from last year comprises smaller decreases in the rest of the product lines, as the semiconductor cycle was in a downturn for most of 2005. Market conditions seem to indicate that the bottom of the cycle was reached in the third quarter of 2005 and the Company has seen an increase in orders during the fourth quarter of 2005 and the first quarter of 2006; but visibility into projected full year systems sales levels is limited.

Sales in our Corporate segment represent the elimination of sales between our segments and are shown in the table above as intersegment sales elimination. Sales between our segments decreased $10.7 million in 2005 as compared to 2004. The decrease is mainly a result of the reduced volume in the Laser Systems Group business which in turn decreased the intersegment sales from the Precision Motion Group and Laser Group segments to the Laser Systems Group segment.

Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America consisting of the United States and Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill-to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific for example, but the sales of our systems are billed and shipped to locations in the United States, although the equipment may eventually be installed in Asia-Pacific, for instance. These sales are therefore reflected in the North America totals in the table below. In this example and other similar instances, the sale is attributed to the geographic area of the bill-to customer’s location. The following table shows sales in millions of dollars to each geographic region for 2005 and 2004.

	2005		2004
	Sales	% of Total	Sales	% of Total
North America	$104.8	40%	$139.1	43%
Latin and South America	1.4	1	1.4	—
Europe	44.7	17	53.2	16
Japan	44.7	17	76.0	23
Asia-Pacific, other	65.2	25	60.3	18

Total	$260.8	100%	$330.0	100%

Asia-Pacific sales, as a percent of total sales, increased in 2005 over last year primarily as a result of an increase in sales from the Laser Group and Laser Systems Group to this region. Product mix played a factor in this shift toward Asia-Pacific as compared to 2004. As previously stated, Asia-Pacific continues to be an area of growth and focus for all of our segments.

Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Backlog was $84.4 million at December 31, 2005, compared $61.3 million at December 31, 2004.

Gross Profit

Gross Profit by Segment. The following table sets forth gross profit in thousands of dollars by our business segments for 2005 and 2004. For 2004, certain Asia-Pacific parts sales and costs associated with those sales have been reclassified from the Laser Group to the Laser Systems Group to more accurately reflect which segment’s customers purchased the parts. This reclassification had no impact on the consolidated results of operations for the Company.

	Year Ended December 31,
	2005	2004
Gross profit:
Precision Motion	$56,201	$56,179
Laser Group	12,553	13,869
Laser Systems	34,971	64,808
Intersegment sales elimination and other	145	(1,417)

Total	$103,870	$133,439

Gross profit %:
Precision Motion	40.2%	36.8%
Laser Group	31.7	29.7
Laser Systems	39.6	43.7
Intersegment sales elimination and other	(2.1)	8.1
Total	39.8%	40.4%

Gross profit was 39.8% in the year ended December 31, 2005 compared to 40.4% in the same period in 2004. Gross profit percentage can be influenced by a number of factors including product mix, pricing, volume, third-party costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, and the reversal thereof, at any particular time.

The Precision Motion gross profit at 40.2%, improved 3.4 points as compared to 36.8% in 2004. A full year of more favorable margins from the MicroE product line contributed 5.8 points to the improvement. This was partially offset by a decrease in margins from the Westwind product lines of 3.4 points mostly due to higher material and temp labor costs as the Company transitioned production to China. Improvements in operations including lower material costs and personnel costs, together with a decrease in lower margin internal sales to Laser Systems Group primarily contributed to the rest of the improvement in margins from last year.

Our Laser segment gross profit improved 2.0 points from 29.7% in 2004 versus 31.7% in 2005. Improvements in material costs and a change in product mix were the main factors that contributed to the higher gross profit. A benefit recorded for customer returns in the current year, which was not experienced last year, contributed 0.7 points in the margin improvement. This improvement was offset by a net charge of $0.3 million resulting from a UK customs issue and a severance charge of $0.3 million for a reduction in the service work force which together negatively impacted the margin 1.5 percentage points. Decreases in warranty expense as a result of lower sales and a reduction in temporary help spending together contributed 1.9 percentage points to the improvement over 2004. There were smaller increases and decreases in other costs of good sold that overall contributed to the rest of the improvement in margins in 2005.

The gross profit for Laser Systems is 39.6% for 2005 as compared to 43.7% in 2004. The lower volume of sales in the current year contributed 1.7 points to the decrease in gross profit. In 2005, inventory charges of approximately $1.0 million were taken to write down to net realizable value. During 2004, the Company recorded benefits, not charges totaling approximately $2.7 million from selling inventory that had previously been written down to net realizable value. Decreases in warranty expense due to improved reliability of the equipment sold impacted the margin by 4.7 percentage points. The aggregate increase in inventory charges in 2005 as compared to 2004 and product mix changes primarily contributed the remainder of the decrease in margins from 2004.

The gross profit of $0.1 million for intersegment sales elimination and other is down significantly from 2004. Intersegment sales decreased in the current year as a result of reduced sales volume in the Laser Systems Group. In addition, last year’s expense included variable compensation of $1.5 million for which there were no similar charges in the current year.

Research and Development Expenses. Research and Development (R&D) expenses for 2005 were $25.7 million or 9.8% of sales compared to $24.0 million or 7.3% of sales in 2004, an increase of $1.7 million. In the Precision Motion Group, R&D expenses increased $0.8 million, from $9.7 million in 2004 to $10.5 million in 2005. A full year of MicroE in 2005 contributed $1.4 million to the increase over 2004. Increased personnel costs of $1.9 million in other areas of Precision Motion also contributed to the increase in spending over last year. Headcount was up 9% at December 31, 2005 over the same period in 2004. These increases were partially offset by decreased project spending of $2.3 million in 2005, as compared to 2004. The remaining decrease of $0.2 million relates to smaller increases and decreases in other spending in this area. The R&D expenses in the Laser segment were $4.7 million in 2005 an increase of $0.7 million or 17.5% from $4.0 million in 2004. The increase is primarily a result of increased personnel costs of $0.2 million, increased project spending of $0.2 million and increased facility costs of $0.2 million in 2005 over 2004. We expect the increase in project spending to continue in 2006 as the Company continues to focus on new product development. In the Laser Systems segment, R&D expenses increased by $0.9 million from $9.4 million in 2004 to $10.3 million in 2005. The increase of $0.9 million primarily relates to increased spending on engineering projects and personnel costs. Together these contributed $0.9 million of the increase in spending over last year as the Company continues to focus on product development. The increase in costs associated with demo inventory used in product development of $0.2 million, is fully offset by smaller increases and decreases in spending in other areas which together amounted to nil. We expect the increase in project spending to continue in 2006 as the Company continues to develop next generation products. R&D in the Corporate segment decreased $0.8 million from $1.0 million in 2004 to $0.2 million in 2005. The decrease is primarily due to a charge in 2004 for variable compensation expense for which no similar charges were incurred in 2005. Corporate R&D primarily relates to personnel costs associated with the Company’s intellectual property activities which are not attributable to any one segment.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses were 23.0% of sales, or $60.0 million, in 2005, compared with 17.3% of sales, or $57.3 million, in 2004, an increase of $2.7 million. SG&A expenses in the Precision Motion segment were $20.7 million for 2005 compared to $18.8 million in 2004, which was an increase of $1.9 million. The increase was mainly a result of the Company’s acquisition of MicroE in May 2004. A full year of MicroE contributed $1.9 million to the increase from last year. There were smaller increases and decreases in other areas of spending that overall netted to nil in the current year as compared to last year. SG&A expense in the Laser segment was $8.6 million in 2005 compared to $8.1 million in the prior year, an increase of $0.5 million. The increase is mainly the result of an increase in pension expense of $1.0 million offset by a reduction in consulting spending of $0.3 million. The Company’s UK defined benefit pension plan is underfunded which has contributed to the increase in pension related expense. In addition, in 2005 the Company had reclassified certain pension related expenses to the Laser Group segment. Previously these costs were a corporate expense. Facility costs have increased $0.2 million as compared to 2004 and depreciation expense has decreased $0.4 million over the prior year. In the Laser Systems segment, SG&A expenses were $14.2 million in 2005, a decrease of $0.4 million, from $14.6 million in 2004. This decrease was mainly the result of lower commissions, due to lower sales, reduced legal spending and a reduction in depreciation expense which together contributed $0.9 million. These were partially offset by a net charge in the current year for a write-down of certain receivables. In the prior year a net benefit was recorded, which resulted in an increase of $0.6 million. In the prior year a net benefit was recorded as a result of collections on previously reserved receivables. Increased consulting and temporary help expenses offset by a reduction in costs associated with demo equipment used in sales and marketing provided a net decrease of $0.1 million in the current year as compared to the prior year. SG&A expenses in our Corporate group were $16.5 million in 2005 compared to $15.8 million in 2004, an increase of $0.7 million. Spending in the legal area increased $0.6 million from last year as a result of pending litigation. Local tax expense increased $0.3 million mainly due to a tax refund recorded in the prior year for which there was none in 2005. A decrease in variable compensation expense of $0.8 million was partially offset by higher personnel costs of $0.7 million during the current year. The remaining decrease of $0.1 million is comprised of a number of smaller increases and decreases in other areas of selling, general and administrative expenses.

Amortization of Purchased Intangibles. Amortization of purchased intangibles was $6.7 million or 2.6% of sales in 2005 as compared to $6.0 million or 1.8% of sales in 2004. The $0.7 million increase in amortization is a result of a full year of amortization for the MicroE intangibles in 2005 and a realized savings from a fully amortized merger intangible. MicroE was acquired in May 2004. Amortization on the MicroE intangibles contributed $1.3 million to the increase over last year. This is partially offset by a $0.8 million savings related to the General Scanning and Lumonics merger technology which became fully amortized in March 2004. In 2005, the Company decided to include amortization of intangibles in the segments results of operations to reflect more fully expenses attributable to the businesses. This change had no impact on the Company’s consolidated results of operations or its financial position. As a result the Precision Motion Group segment is charged with 92.1% of the Company’s amortization mainly due to their acquisitions of MicroE, Westwind, and DRC product lines. The balance of the amortization is in the Laser Group along with a small amount that is not allocated to a particular business segment. There is no amortization associated with the Laser Systems’ segment. The amortization of purchased intangibles not allocated to a segment is related to amortization of intangibles from the merger of General Scanning and Lumonics. The current business segment structure did not exist at the time of the merger, therefore it is impractical to allocate the amortization to a particular segment; consequently it is attributed to the Corporate segment. As the Company has stated that it is continuing to pursue potential investments in or acquisitions of complementary technologies and products, future amortization expense may increase depending on the nature of assets acquired in any potential acquisition.

Acquired In-Process Research and Development. During 2004, the Company recorded a one-time charge of $0.4 million for in-process research and development in connection with the acquisition of MicroE. The in-process research and development resulting from the MicroE acquisition is based on the fair value of assets acquired and liabilities assumed. There were no similar charges in the current year.

Restructuring. As described above and in note 10 to the audited consolidated financial statements for the year ended December 31, 2005, we recorded restructuring charges of $0.5 million in the year ended December 31, 2005 and $0.6 million in the year ended December 31, 2004. The charge in both years reflects additional provisions on the Munich, Germany facility to reflect lower estimated sublet income over the remainder of the lease than previously estimated. The Company is reviewing its options with respect to the Munich facility to minimize the Company’s future exposure; however, as of December 31, 2005 our restructuring accrual represents our best estimate. We expect to complete a lease contract on the Munich property in the next few days. The lease, while subject to change, is for 60 months beginning in 2006 with an option to renew to April 2013.

Other. During 2005, the Company recorded rental income of $0.7 million on its sublet facilities. The Company recorded a $0.2 million loss on the sale of the Nepean facility and $0.1 million for the estimated loss on the Maple Grove, Minnesota facility. The Minnesota property was sold on January 5, 2006. The Company also incurred a $4 thousand gain on the sale of the Michigan facility. There were no similar income items or charges in 2004.

Income (Loss) from Operations. The following table sets forth income (loss) from operations in millions of dollars by our business segments for the years ended December 31, 2005 and 2004.

	Year Ended December 31,
	2005	2004
Segment income (loss) from operations:
Precision Motion	$18,814	$23,035
Lasers	(747)	1,517
Laser Systems	10,462	40,846

Total by segment	28,529	65,398
Unallocated amounts:
Corporate expenses	16,511	18,204
Amortization of purchased intangibles	106	937
Acquired in-process research and development	—	390
Restructuring	457	573
Other	9	—

Income (loss) from operations	$11,446	$45,294

Other Income (Expense). During 2005, the Company recorded an expense related to a payment to former MicroE shareholders for $0.1 million related to certain pre-acquisition tax matters. The Company received a dividend on a private equity investment which was partially offset by a charge related to the settlement of a legal matter. The two items totaled to a de minimus amount. During 2004 the Company recorded a gain of $0.1 million on the liquidation of a subsidiary.

Interest Income. Interest income was $1.9 million in 2005 compared to $1.0 million in 2004. The $0.9 million increase in interest income in 2005 is due to an increase in our invested cash balances and more favorable yields on those balances.

Interest Expense. Interest expense was $0.3 million in 2005 and in 2004. During both years, the Company had no bank debt. Interest expense is primarily from deferred compensation, discounting receivables with recourse at a bank and a tax audit.

Foreign Exchange Transaction Gains (Losses). Foreign exchange transaction gains were $0.9 million in 2005 compared to losses of $1.1 million in 2004. These amounts arise primarily from the functional currency of a site differing from its local currency, transactions denominated in currencies other than functional currency and unrealized gains (losses) on derivative contracts. The increase is primarily a result of the strengthening of the US dollar during the year against other major currencies and to a lesser extent foreign exchange hedge contracts that reduced transactional exposures.

Income Taxes. The effective tax rate for 2005 was 30.3% of income before taxes, compared to an effective tax rate of 7.8% of income before taxes for 2004. Our tax rates in 2005 differs from the statutory rates due to the reversal of $1.5 million in valuation allowances, an income tax charge of $0.6 million attributed to withholding taxes, $0.7 million income tax charge for contingencies and $1.5 million tax benefit for a discrete item in the year for export activities. Our tax rate in 2004 reflects the fact that we reversed a $14.1 million valuation allowance in a jurisdiction. We do not recognize the tax benefit from losses in certain countries where future use of the losses is uncertain. The Company believes it is more likely than not that the remaining deferred tax assets will be realized principally through future taxable income and carry backs to taxable income in prior years.

Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carry-back and carry-forward periods, existing sales backlog, future taxable income projections and tax planning strategies. We have previously provided valuation allowance on tax credits, due to the uncertainty of generating earned income to claim the tax credits. In the event that actual results differ from our estimates of future taxable income, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could have a material impact on our financial position and results of operations.

In 2005, the Company reversed a $1.5 million valuation allowance for jurisdictions because of sufficient positive evidence that profitability occurred during the year. The Company also evaluated its projections of future earnings in other jurisdictions, based on revenue assumptions consistent with industry forecasts along with the necessary operating expenses to support the Company’s revenue assumptions. This evaluation indicated loss carry-forwards could be fully utilized within three years. In accordance with FAS 109, the tax provisions are booked and the valuation allowances are evaluated to determine whether or not a release or charge to the valuation allowance is necessary. Income taxes will continue to be recorded as appropriate.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire or as a result of realized savings from implemented tax strategies. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

Net Income (Loss). As a result of the forgoing factors, net income for 2005 was $9.7 million compared to $41.5 million in 2004.

2004 Compared to 2003

Sales by Segment. The following table sets forth sales in millions of dollars by our business segments for 2004 and 2003. Certain Asia-Pacific parts sales have been reclassified from the Laser Group to the Laser Systems Group in 2004 and 2003 to more accurately reflect which segment’s customers purchased the parts. This reclassification had no impact on the consolidated results of operations for the Company. Also please note that the Components Group has been renamed the Precision Motion Group. This name change more accurately reflects its business, but had no change on the operation or the results of the segment.

	2004 Sales	2003 Sales	Increase (Decrease)
Precision Motion Group	$152.7	$73.8	$78.9
Laser Group	46.7	33.9	12.8
Laser Systems	148.2	83.4	64.8
Intersegment sales eliminations	(17.6)	(5.5)	(12.1)

Total	$330.0	$185.6	$144.4

Sales. Sales for 2004 increased by $144.4 million or 78% compared to 2003. Sales for 2004 include $78.6 million generated from the acquisitions of Westwind in December 2003 and MicroE in May 2004. The increase in sales was primarily a result of the gradual economic recovery that began in the latter part of 2003 and continued through most of 2004. Sales in all our business segments showed improvement over the prior year, after the impact of acquisitions.

Sales in the Precision Motion segment increased in 2004 by $78.9 million, or 107%, compared to 2003. The sales increase was primarily as a result of sales generated from recent acquisitions. Westwind product lines, acquired in December 2003 contributed $56.2 million or 71% of the increase and sales from the MicroE product lines, acquired in May 2004 contributed $19.9 million or 25% of the overall increase in the Components segment sales for 2004. Laser imaging sales continued to decline in 2004 as anticipated. This mature product is nearing the end of its life and will continue to decline in the future. The rest of the product lines experienced smaller increases and decreases which contributed to the rest of the overall increase in sales from 2004 as compared to 2003.

Sales in the Laser segment increased by $12.8 million, or 38%, above 2003 results. Sales increased $8.3 million from our major product lines (Spectron, JK series, Excimer and Impact laser) which was partially offset by declining sales of approximately $1.6 million in our AM series, Laser mark and LX series of products, as expected and external sales of Sigma lasers in 2004. Spectron contributed $5.0 million to the increase. Increases in sales of lasers, particularly Sigma Lasers to our Laser Systems segment contributed approximately $6.0 million to the overall increase in sales.

The sales of Laser Systems improved markedly with a $64.8 million, or 78%, increase from 2003. It was a record year in sales for the Laser Systems business. Trim and test accounted for approximately $32.4 million, or 50%, of the increase and memory repair accounted for approximately $22.1 million, or 34%, of the increase in the Laser Systems total sales over 2003. Worldwide semiconductor and electronics market demand exceeded our expectations. The semiconductor marker product line comprised the majority of the remaining balance of the increase ($9.5 million or 15%) with the rest of the product lines contributing smaller increases and decreases in sales for 2004 as compared to 2003.

Sales in our Corporate segment primarily represent the elimination of sales between our segments and are shown in the table above as intersegment sales elimination. There was a $12.1 million increase in sales between segments for 2004 as compared to 2003. This was a result of increased sales from our Precision Motion and Laser segments to our Laser Systems segment. This increase was in large part due to the increased volume of the Laser Systems business during 2004.

Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America consisting of the United States and Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, China and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill-to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific for example, but the sales of our systems are billed and shipped to locations in the United States, although the equipment may eventually be installed in Asia-Pacific, for instance. These sales are therefore reflected in the North America totals in the table below. In this example and other similar instances, the sale was attributed to the geographic area of the bill-to customer’s location. The following table shows sales in millions of dollars to each geographic region for 2004 and 2003.

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

Gross Profit

Gross Profit by Segment. The following table sets forth gross profit in thousands of dollars by our business segments for 2004 and 2003. Certain Asia-Pacific parts sales and costs associated with those sales have been reclassified from the Laser Group to the Laser Systems Group in both 2004 and 2003 to more accurately reflect which segment’s customers purchased the parts. This reclassification had no impact on the consolidated results of operations for the Company. In addition for 2003, the reclassification of service sales support and service management costs for cost of sales to selling, general and administrative expenses, which had been prepared on a consolidated level, was attributed to particular segments for comparative purposes.

	Year Ended December 31,
	2004	2003
Gross profit:
Precision Motion	$56,179	$28,105
Laser Group	13,869	12,196
Laser Systems	64,808	28,933
Intersegment sales elimination and other	(1,417)	(757)

Total	$133,439	$68,477

Gross profit %:
Precision Motion	36.8%	38.1%
Laser Group	29.7	36.0
Laser Systems	43.7	34.7
Intersegment sales elimination and other	8.1	13.8
Total	40.4%	36.9%

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

The gross profit for the Precision Motion business was 36.8% for 2004 versus 38.1% in 2003. More favorable margins from the MicroE product line and a heavier mix of lower margin internal sales contributed to the shift in gross profit for 2004. Also during 2004 the margin benefited 0.36 points or $0.6 million from an adjustment to reconcile goods received but not yet invoiced account. There were no similar adjustments in 2003.

For our Laser segment the gross profit percentage was 29.7% in 2004 compared to 36.0% in 2003. The decrease in the margin from 2003 is primarily due to unfavorable currency impacts during 2004 and from an inventory benefit in 2003 which did not repeat in the current year. Currency impact accounted for approximately 3.1 percentage points of margin. The majority of Laser segment sales are denominated in US dollars, which has continued to weaken during 2004, while the majority of the business costs are denominated in British Pound Sterling. The Company has responded to the changes in currency fluctuations by adjusting the U.S. price lists and will continue to monitor currency impacts in the future. The prior year margins benefited from sales of inventory that had been previously written down ($1.2 million), causing the margin to be much higher than normal or 3.6 points better.

The gross profit for Laser Systems is up significantly at 43.7% for 2004 as compared to 34.7% from 2003. The increase is predominantly a result of higher sales volume and cost reductions. Sales volume and mix of products sold contributed 7.0 percentage points to the increase in gross margin over 2003. During 2004, the Company recorded benefits totaling approximately $2.7 million from selling inventory that had previously been written down. In 2003, inventory charges of approximately $1.3 million were taken and no corresponding charges were taken in 2004. Such benefits and lack of inventory charges in 2004 (which, in the aggregate created a decrease of $4.0 million) contributed 1.2 percentage points to the increase in gross margin. Reduced headcount and overhead as a result of restructuring in 2003 and outsourcing programs were the other major drivers that helped to increase profitability in 2004. There were smaller increases and decreases in other costs of good sold that contributed to the improved margins in 2004.

Gross Profit of $1.4 million for the intersegment sales elimination and other for 2004 includes expenses associated with the variable incentive compensation program for which there were no similar charges in 2003 offset by increased volume in intersegment sales.

Research and Development Expenses. Research and Development (R&D) expenses for 2004 were $24.0 million or 7.3% of sales compared to $13.8 million or 7.5% of sales in 2003, an increase of $10.2 million. In the Precision Motion segment, R&D expenses increased $5.2 million from $4.5 million in 2003 to $9.7 million in 2004. The increase was primarily a result of our recent acquisitions, Westwind in December 2003 and MicroE in May 2004. Together their R&D spending accounted for 91% or $4.8 million of this increase over 2003. The remainder of the increase or $0.4 million relates to various increases in other spending in this area.

The R&D expenses in the Lasers segment were $4.0 million in 2004, an increase of $1.2 million or 43% from $2.8 million in 2003. The increase was primarily a result of increased personnel costs and increased project spending in 2004 over 2003. We expect the increase in project spending to continue in 2005 as the Company continues to focus on key potential growth areas.

In the Laser Systems segment, R&D expenses increased by $3.3 million from $6.1 million in 2003 to $9.4 million in 2004. The increase of $3.3 million relates to increased spending on engineering projects and personnel costs. Headcount was up 36% at December 31, 2004 over the same period in 2003, reflecting the Company’s focus on product development.

R&D in the Corporate segment was $1.0 million in 2004, an increase of $0.6 million from $0.4 million in 2003. The increase was primarily a result of a charge in 2004 for variable compensation expense which was not experienced in 2003. Corporate R&D primarily relates to personnel costs associated with the Company’s intellectual property activities which are not attributable to any one segment.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses were 17.3% of sales, or $57.3 million, in 2004, compared with 26.5% of sales, or $49.0 million, in 2003. SG&A expenses in the Precision Motion segment were $18.8 million for 2004 compared to $8.0 million in 2003, which was an increase of $10.8 million. The increase was primarily a result of the Company’s recent acquisitions of Westwind and MicroE. Westwind and MicroE combined accounted for $10.1 million or 93% of the increase in SG&A in 2004 as compared to 2003. The remainder of the increase was due to increased personnel related costs during 2004.

SG&A expense in the Laser segment was $8.1 million in 2004 compared to $8.4 million in same period in the prior year, a decrease of $0.3 million. The decrease was a result of decreased facility costs offset by increases in personnel costs. In the Laser Systems segment, SG&A expenses remained constant at $14.6 million in 2004 and $14.7 million in 2003 despite the significant growth (77%) in sales in this segment. The Company continued to maintain tight control over costs despite the record volume in sales in 2004.

SG&A expenses in our Corporate group were $15.8 million in 2004 compared to $18.0 million last year, a decrease of $2.2 million. The decrease was mainly attributable to decreases in legal expenses of $2.7 million and personnel related costs. This decrease was partially offset by incentive compensation expenses and increased costs associated with Sarbanes-Oxley compliance. During 2003, there was approximately $2.2 million of legal and other expenses related to a proposed reorganization of the Company as a United States domiciled corporation which was submitted to shareholders. There were no similar charges in 2004.

Amortization of Purchased Intangibles. Amortization of purchased intangibles was $6.0 million or 1.8% of sales in 2004 compared to $5.7 million or 3.1% of sales in 2003. The $0.3 million increase in amortization was a result of two events; our recent acquisitions and a realized savings from a fully amortized merger intangible. The acquisitions of Westwind in December 2003 and MicroE in May of 2004 contributed $1.3 million and $2.1 million, respectively, in amortization in 2004. This was partially offset by a $3.1 million savings related to the fully amortized General Scanning and Lumonics merger technology which became fully amortized in March 2004. In 2004, the Company decided to include amortization of intangibles in the segments results of operations to reflect more fully expenses attributable to the businesses. This change had no impact on the Company’s consolidated results of operations or its financial position. As a result the Precision Motion Group segment is charged with 79.1% of the Company’s amortization mainly due to the acquisitions of MicroE, Westwind, and DRC product lines. The balance of the amortization was in the Laser Group along with a small amount that was not allocated to a particular business segment. There was no amortization associated with the Laser Systems’ segment. The amortization of purchased intangibles not allocated to a segment was related to amortization of intangibles from the merger of General Scanning and Lumonics. The current business segment structure did not exist at the time of the merger, therefore it was impractical to allocate the amortization to a particular segment; consequently it was attributed to the Corporate segment.

Acquired In-Process Research and Development. During the 2004, the Company recorded a one-time charge of $0.4 million for in-process research and development in connection with the acquisition of MicroE. The in-process research and development resulting from the MicroE acquisition was based on the fair value of assets acquired and liabilities assumed. There were no similar charges in 2003.

Restructuring. As described above and in note 10 to the audited consolidated financial statements for the year ended December 31, 2004, we recorded restructuring charges of $0.6 million in the year ended December 31, 2004 and $3.2 million in the year ended December 31, 2003. The charge in 2004 reflects an additional provision on the Munich, Germany facility to reflect lower estimated sublet income over the remainder of the lease than previously recorded. In 2003, the $3.2 million charges consisted of $1.6 million for property write-downs and $1.6 million related to severance actions taken during 2004.

Other. During 2003, the Company wrote-off approximately $0.6 million on notes receivable initially recorded in 1998, because of a default on the quarterly payment due in March 2003. During 2003, the Company also took a $0.5 million write off against idle and obsolete fixed assets. Additionally, the Company recorded a benefit of approximately $0.2 million for royalties earned on a divested product line. There were no similar charges in 2004.

Income (Loss) from Operations. The following table sets forth income (loss) from operations in millions of dollars by our business segments for the years ended December 31, 2004 and 2003.

	Year Ended December 31,
	2004	2003
Segment income (loss) from operations:
Precision Motion	$23,035	$14,471
Lasers	1,517	642
Laser Systems	40,846	8,112

Total by segment	65,398	23,225
Unallocated amounts:
Corporate expenses	18,204	19,148
Amortization of purchased intangibles	937	4,104
Acquired in-process research and development	390	—
Restructuring and other	573	4,059

Income (loss) from operations	$45,294	$(4,086)

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

Interest Expense. Interest expense was $0.3 million in 2004 compared to $0.2 million in 2003. The increase of $0.1 million in interest expense in 2004 was due mainly to interest from a tax audit and to a slight increase in deferred compensation. During 2004 and 2003, the Company had no bank debt. Interest expense was primarily from discounting receivables with recourse at a bank and for interest on deferred compensation.

Foreign Exchange Transaction Gains (Losses). Foreign exchange transaction losses were $1.1 million in 2004 compared to gains of $0.5 million in 2003. These amounts arise primarily from the functional currency of a site differing from its local currency, transactions denominated in currencies other than functional currency and unrealized gains (losses) on derivative contracts. The increase in the loss in 2004 compared to 2003 was primarily due to currency fluctuations, particular the decline of the USD against other major currencies.

Income Taxes. The effective tax rate for 2004 was 7.8% of income before taxes, compared to an effective tax rate of (17.4%) of loss before taxes for 2003. The tax provision for the year largely reflects taxes in the Company’s foreign locations, where profits were reported. Our tax rates in 2004 and 2003 reflect the fact that we reversed a $14.1 million valuation allowance and do not recognize the tax benefit from losses in certain countries where future use of the losses was uncertain and other non-deductible costs. The Company believes it was more likely than not that the remaining deferred tax assets will be realized principally through future taxable income and carry backs to taxable income in prior years.

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

In 2004 we reversed a $14.1 million valuation allowance for a jurisdiction because sufficient positive evidence (profitability that occurred during the year) exists to support its reversal. The Company also evaluated its projections of future earnings, based on revenue assumptions consistent with industry forecasts along with the necessary operating expenses to support the Company’s revenue assumptions. This evaluation indicated loss carry-forwards could be fully utilized within three years. In accordance with FAS 109, the tax provisions are booked and the valuation allowances are evaluated to determine whether or not a release or charge to the valuation allowance was necessary. Income taxes will continue to be recorded as appropriate.

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

Use of Estimates. Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to warranty obligations, bad debts, inventory, accruals, valuation of stock options, income taxes (including the valuation allowance for deferred taxes) and restructuring costs. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from the other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Material differences could occur in our results of operations for any period if we made different judgments or utilized different estimates.

Revenue Recognition. We follow the guidance in Staff Accounting Bulletin No. 104 (SAB 104) for revenue recognition. We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, risk of loss has passed to the customer and collection of the resulting receivable is probable. We generally design, market and sell our products as standard configurations. Accordingly, customer acceptance provisions for standard configurations are generally based on seller-specified criteria, which we demonstrate prior to shipment. Revenue on new products is deferred until we have established a track record of customer acceptance on these new products. When customer-specified objective criteria exist, revenue is deferred until customer acceptance if we cannot demonstrate the system meets these specifications prior to shipment. Should management determine that these customer acceptance provisions are not met for certain future transactions, revenue recognized for any reporting period could be affected. Additionally, the Company’s Laser Systems business agreements may contain multiple elements. Typically, these may include product, installation, training and extended warranty/maintenance. Accordingly, we are required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, the fair value of these separate units of accounting and when to recognize revenue, for each element. The Company determines the portion of revenue that is to be deferred for undelivered elements using vendor specific objective evidence of fair value. The undelivered elements do not entitle a customer to refunds on delivered elements. These determinations require judgment and estimates on our part, which may affect the amount and timing of revenue recognized in any given period. There are no significant obligations that remain after shipping other than warranty and some installation. Installation is usually a routine process without problems and the Company considers it to be inconsequential or perfunctory. As such the costs of installation are accrued at the time the revenue is recorded and no related revenue is deferred. Historically, the costs of installation have not been significant. The Company typically negotiates trade discounts and agreed terms in advance of order acceptance and records any such items as a reduction of revenue. The Company rarely has returns and/or price adjustments; credits for returns under warranty occur mostly in the Components segment, and are not frequent. Shipping and handling costs are normally borne by the customer and the Company’s normal practice is to ship “collect,” with no charge for shipping and handling on the invoice.

Stock Based Compensation. We recognize compensation expense for stock options under the intrinsic value method, as allowed under APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which became effective for the Company beginning January 1, 2006. Additional information regarding this is included below in the section called “New Accounting Pronouncements” and in Note 1 to the Consolidated Financial Statements.

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses resulting from the inability of our customers to make required payments. We determine the allowances based on a variety of factors including the age of outstanding amounts, specific customer factors, and other known risks and economic trends in the specific industry. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments or other circumstances change, additional allowances may be required. Allowances for doubtful accounts are recorded as selling, general and administrative expense.

Inventory. We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. In 2005 market conditions deteriorated and inventory balances increased as compared to 2004. 2004 was a record sales year for our Laser Systems segment. As a result of the lower volume of sales in 2005, our inventory usage slowed and we had to record additional provisions during the year for excess and obsolete inventory. In 2004 we sold products on which we had previously taken inventory provisions, allowing us to reduce the provision. In addition, we did not need to make significant additional provisions for excess inventory because usage of inventory increased, which was helped by the higher volume of sales that occurred in 2004. If actual market conditions become less favorable in the future than those projected by management, additional inventory write-downs may be required.

The Company has in place policies to review inventory values to ensure that inventory is recorded at the lower of cost or net realizable values. The Company regularly reviews inventory values based on expected future usage. If, using our best judgment and based on information available, there is excess inventory, the Company will establish a reserve. As the sales demand for the Company’s products declines, the Company establishes additional inventory reserves for potential excess and obsolete inventory. Historically, the majority of these reserves have been in product lines associated with our Laser and Laser Systems segments. The Company believes that the current inventory provisions are adequate. However, no assurances can be given that such provisions will continue to be adequate or that the markets that our products serve will not deteriorate, thus requiring additional reserves. Additionally, we do not presently anticipate that we will continue to have comparably large expenses for excess and obsolete inventory in 2006 as we are seeing an increase in demand for Laser Systems products over 2005.

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

Net inventory provision was an expense of $2.1 million included in cost of goods sold for 2005 as compared to a benefit of $2.2 million in fiscal 2004. In 2005, our Laser Systems segment wrote down inventory by $1.0 million and our Precision Motion Group increased its write down of inventory by $0.6 million over the prior year. Conversely in 2004, our Laser Systems segment had recoveries of inventory provisions of $2.7 million for sales of inventory that had been written-down in previous years. Our gross profit percentage would have been 40.6% instead of 39.8%, if these charges against inventory had not been made.

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

Restructuring. During fiscal year 2003, we recorded significant reserves in connection with our restructuring program. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. Additionally, our restructuring reserve included estimates to reduce owned buildings to market value. In 2004 and 2005, we adjusted previous accruals with additional restructuring charges. These accruals relate to costs of excess leased facilities that are under long-term leases. Our estimate of the reserve is based on estimates of market value of leased buildings, where we have made residual value guarantees, or of office rental rates in the future in various markets and the time required to sublease the space, both of which are subject to many variables, such as economic conditions and amount of space available in the market. In particular our Munich office, for which we have recorded total restructuring charges of $2.7 million over the past six years, is a long term lease and the office rental market in that location remains soft. Although we do not anticipate significant changes, the actual costs may differ from these estimates and we may be required to make additional restructuring reserves. In 2005, we entered into leases for both the Farmington Hills and the Maple Grove facilities, which did not require that we record any adjustments to the reserve. Later in 2005, we sold our building in Farmington Hills, Michigan. Subsequent to year-end, we sold our building in Maple Grove, Minnesota. In addition, subsequent to year-end, we entered into a lease on the Munich building.

Deferred Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in net deferred tax assets totaling $30.8 million, after providing a valuation allowance of $17.7 million and $13.3 million in net deferred tax liabilities within our December 31, 2005 consolidated balance sheet as presented in note 8 to the consolidated financial statements.

We assess the likelihood that our deferred tax assets will be recovered. To the extent that we believe that future recovery is not likely, we must establish a valuation allowance. To the extent we establish or increase a valuation allowance, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded or reversed against our gross deferred tax assets. The Company has provided valuation allowances against losses in the parent Company and certain subsidiaries with an inconsistent history of taxable income due to the uncertainty of their realization. In addition, the Company has provided a valuation allowance against tax credits, due to the uncertainty of generating earned income to claim the tax credits. In the event that actual results differ from our estimates of future taxable income, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could impact our financial position and results of operations.

Intangible Assets. Intangible assets acquired through acquisitions are initially recorded at their fair value and amortized over their estimated useful lives. Typically, the methodology for determining the fair value of the intangibles and their useful lives involves making assumptions including the future uses of the assets and their projected future revenues, expenses and cash flows. These assumptions are based on information that is known at the time the valuation is made. If these estimates change, the value of the intangibles may not be fully recoverable or the lives over which we are amortizing the intangibles may need to be changed. In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future operating results, cash flows, planned uses of technology and other factors to determine the fair value of the respective assets. We reviewed the intangible assets for potential impairment, and determined that there was no adjustment needed for 2005. There were also no impairment adjustments in 2004 or 2003. If our estimates or their related assumptions change in the future, we may be required to make adjustments to the carrying value of the remaining assets.

Goodwill. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired net of liabilities assumed in a business combination. The value initially assigned to goodwill is subject to the underlying assumptions used to value the other assets and liabilities. Goodwill is not amortized, but is to be tested for impairment annually, and is to be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. We expect to determine the fair value of our reporting units based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we will be required to record an impairment loss equal to the difference.

Determining the fair value of a reporting unit and its goodwill is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, expected margins and expenses, projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. These may be unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we must make certain judgments and assumptions regarding the reporting unit(s), to which the goodwill is assigned. The Company completed its annual impairment test in the second quarter of 2005 and no write-down was necessary as there were no indications of impairment.

Pension Plans. We follow the accounting statement SFAS No. 87, “Employers Accounting for Pensions” for our pension plans. The Company’s United Kingdom subsidiary maintains a defined benefit pension plan. The membership in this plan was closed effective 1997. In December 2002, the Company notified plan participants that it no longer wanted to sponsor the final salary plan. After a consultation period, the curtailment of the plan was effective June 1, 2003. At December 31, 2005 and 2004, the market value of the plan assets was approximately $10.8 million less than the projected benefit obligation.

The accounting rules applicable to our UK pension plan require amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension income or pension expense is the expected return on plan assets. We have assumed, based on the type of securities in which the plan assets are invested and the long-term historical returns of these investments, that the long-term expected return on pension assets will be 6.75% and its assumed discount rate will be 4.9%. Given our pension plan’s current under-funded status, absent improved market conditions, we may be required to increase cash contributions to our pension plan in future years. Further declines in the stock market and lower rates of return could increase our required contributions.

Since the market value of our pension assets at December 31, 2005 continues to be less than the accumulated pension benefit obligation, the Company recorded a $0.8 million non-cash charge to other comprehensive income in stockholders’ equity and an accrued long-term pension liability. At December 31, 2004, this non-cash charge amounted to $8.3 million. These charges to equity did not affect the net income in 2005 or 2004. These charges will only be reversed when the value of the pension assets exceed the accumulated pension benefit obligation as of a future measurement date or to the extent that does not occur, a charge will occur through the statement of operations.

The Company’s subsidiary in Japan maintains a tax qualified pension plan. The plan, a quasi defined benefit pension plan covers substantially all regular employees, under which the company deposits funds under various fiduciary-type arrangements and/or purchase annuities under group contracts.

Benefits are based on years of service and the employee’s compensation at retirement. With less than twenty years of service to the Company, the benefit is paid out in a lump sum based on years of service and the employee’s compensation at retirement. With twenty or more years of service to the Company, the benefit is guaranteed for a certain number of years and is based on years of service and the employees’ compensation at retirement. Participants may under certain circumstances, receive a benefit upon termination of employment.

The assumptions that are used to value the costs and obligations of the plan reflect the Japanese economic environment. The Company continues to fund the plan sufficient to meet current benefits as well as fund a certain portion of future benefits as permitted in accordance with regulatory authorities. Since this is an active plan, a significant portion of the pension income or pension expense is determined based on the rate of future compensation increases. At December 31, 2005, the weighted-average rate of compensation increase was 3.4%. It is expected that this will be in the same 3-4% range going forward. It is also expected that the return on plan assets will provide 0.8% going forward given the type of investments in the plan. However, given our pension plan’s current under-funded status, changes in economic and market conditions, we may be required to increase cash contributions to our pension plan in future years.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and which supersedes APB 25. SFAS 123R requires the determination of the fair value of all share-based payments to employees, including grants of employee stock options, and the recognition of the related expense over the period in which the service is received. SFAS 123R was to be effective for the first interim or annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the Securities and Exchange Commission announced that it would allow for phased-in implementation of SFAS 123R. In accordance with this new implementation time frame, the Company is required to adopt SFAS 123R no later than January 1, 2006. The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS 123R allows the use of both closed form models (e.g., Black-Scholes Model) and open form models (e.g., lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. The transition methods include modified prospective and modified retrospective adoption options. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested awards that were granted prior to the effective date should continue to be accounted for in accordance with Statement 123 except that the fair value compensation cost must be recognized in the statement of operations. Under the modified retrospective approach, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. Additionally, SFAS 123R requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. On December 16, 2005, the Company accelerated vesting of all outstanding unvested stock options. The decision to accelerate the vesting of these options was made primarily to reduce future compensation expense under SFAS 123R. As a result of the acceleration, options to purchase 558,446 shares of GSI Group Inc.’s common stock, which would otherwise have vested over the next 4 years, are now fully vested however officers and directors who received the benefit of the acceleration have agreed to certain restrictions on the sale of those shares. The Company recorded a compensation charge of $36 thousand as a result of the acceleration and it believes that this charge would have been substantially higher under SFAS 123R. The Company will apply the modified prospective method of adoption of SFAS 123R in 2006. Going forward the Company generally anticipates granting performance based awards rather than traditional stock options. However, the Company currently does not have an equity compensation plan that will allow for the granting of such instruments. A new equity compensation plan which would allow for performance based options and awards will be presented to shareholders for vote in our 2006 proxy. The Company’s board is currently evaluating the various equity instruments and is reviewing the Company’s policy on granting equity instruments, but it is expected that the granting pattern will change going forward. At this time, given the fact that the Company does not have any unvested stock options and cannot grant any performance based awards, the Company is unable to quantify the effect SFAS 123R will have on its consolidated results and earnings per share. Nor has the Company determined whether it will use the Black-Scholes model or an open form model (lattice model) to measure the fair value of share-based payments. Additionally, the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123, included in note 6 to the financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 in the third quarter of 2005 and the adoption of SFAS 153 did not have a material impact on its consolidated results of operations or financial condition.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Jobs Act provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. Our cash balances are held in numerous locations throughout the world, including amounts held outside the United States. Most of the amounts held outside the United States could not be repatriated to the United States and would not be subject to the law defined under the Jobs Act, as the Company is existing under the laws of New Brunswick, a Canadian province, and the majority of our foreign locations are wholly owned by the New Brunswick corporation. Repatriation of some foreign balances is restricted by local laws. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The deduction is subject to a number of limitations. As provided for in FSP No. 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. The Company does not expect FSP 109-2 to have a material impact on its consolidated results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that abnormal expenditures be recognized as expenses in the current period. SFAS 151 also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The Company does not expect SFAS 151 will have a material impact on its consolidated results of operations or financial condition.

Liquidity and Capital Resources

Lines of Credit

At both December 31, 2005 and December 31, 2004, the Company had no lines of credit but had two bank guarantees in British Pounds Sterling and Euros with National Westminster Bank, or NatWest, and Deutsche Bank respectively, for a total amount of available credit of $0.1 million at December 31, 2005 and $0.2 million at December 31, 2004, respectively. The NatWest bank guarantee for letters of credit, which is used for VAT and duty purposes in the United Kingdom, is valued at $45 thousand and $38 thousand for December 31, 2005 and December 31, 2004, respectively. The Deutsche Bank guarantee of $101 thousand and $116 thousand for December 31, 2005 and December 31, 2004, respectively, is for our Munich, Germany office lease. At both December 31, 2005 and December 31, 2004, pursuant to a security agreement between the Company and Bank of America (formerly known as Fleet Bank), marketable securities totaling $5.0 million had been pledged as collateral for the Bank of America pledge agreement. At December 31, 21005, the security was included in short-term investments and at December 31, 2004 it was included in long-term investments.

Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Cash and cash equivalents on December 31, 2005 were $69.3 million as compared to $82.3 million at December 31, 2004, a use of $13.0 million in cash primarily to purchase short-term instruments as the Company focuses on generating a higher return on its investment portfolio. Cash and cash equivalents were $64.0 million at December 31, 2003. In 2004, the Company generated $18.3 million in cash. In 2003, the Company used $19.6 million in cash. Long-term investments decreased $5.1 million to $0.6 million at December 31, 2005 from $5.7 million at December 31, 2004 and short-term investments increased $23.8 million to $26.8 million at December 31, 2005 from $3.0 million at December 31, 2004. Short-term, long-term and other investments consist principally of commercial paper, government securities and mutual funds with original maturities greater than three months. The total of cash, cash equivalents and investments at December 31, 2005 was $96.7 million.

We generated $4.9 million in cash from operating activities during 2005. Net income after adjusting for loss on sale of assets and investments, unrealized loss on derivatives, stock-based compensation, depreciation and amortization and deferred income taxes, generated $21.3 million in cash. Collection of receivables generated $1.9 million in cash primarily due to lower sales in 2005 resulting in a lower receivables balance at December 31, 2005 as compared to December 31, 2004. Inventories, other current assets and current liabilities used $18.3 million in cash during the year. We generated $35.4 million in cash from operating activities during 2004. In 2004 net income after adjusting for loss on sale of investments, translation gain, derivative loss, acquired in-process research and development, stock-based compensation, depreciation and amortization and deferred income taxes, generated cash of $40.0 million. Current liabilities and tax receivables generated $10.2 million in cash. Accounts receivable, inventories and other current assets used $14.7 million in cash. The Company’s inventories grew during 2004 as compared to the prior year as a result of the MicroE acquisition and our business needs in general to meet future sales demand whereby utilizing the cash. The increase in our liabilities at December 31, 2004 was a result of our increased sales and increased business volume over 2003. We generated $21.8 million in cash from operating activities during 2003. The net loss, after adjustments for loss on sale of assets and investments, stock-based compensation, depreciation and amortization, and deferred income taxes, resulted in cash generation of $8.9 million in 2003. Inventories and current liabilities generated a further $20.2 million during 2003, which was partially offset by accounts receivable and current assets using $7.3 million. The cash generated by inventories was a result of increased sales. Although accounts receivable balances increased significantly from 2003 to 2004, much of the increase was due to a combination of higher sales late in 2003 and the acquisition of Westwind in December of 2003.

During 2005, the Company utilized $15.0 million in cash from investing activities. We invested a significant portion of our cash in short-term instruments which used $43.3 million which is offset by maturities and sales of investments that generated $24.6 million in cash during 2005. In addition, we generated $7.4 million from the sale of our Farmington Hills, Michigan and Nepean, Ontario buildings. Additions to property, plant and equipment used $3.6 million during 2005. The Company utilized $22.6 million in cash from investing activities during 2004. During 2004 the Company made a large investment with the acquisition of MicroE, using $54.5 million in cash. Additions to property, plant and equipment used $2.4 million in cash in 2004. These investments were partially offset by proceeds from the sale and maturity of investments, net of purchases of $34.7 million. Other assets used $0.4 million in cash. During 2003, we made significant investments and utilized $41.7 million in cash. Our largest investments were for three acquisitions, which utilized $44.3 million in cash. Additionally, we used $21.6 million in cash for purchases of leased buildings and property, plant and equipment. Our investments were offset by maturities and sales of investments, net of purchases of $23.4 million. We generated $0.8 million from the sale of a building in Nepean, Ontario.

We generated $0.9 million in cash from financing activities in 2005, compared to $3.2 million for 2004. Cash generated from the exercise of stock options in 2005 amounted to $0.9 million. We used $26 thousand in cash for scheduled payments on a long-term obligation in 2005. The cash generated in 2004 was from the exercise of stock options and issuance of shares under the employee stock purchase plan. In 2003, we generated $0.8 million in cash from the exercise of stock options and issuance of shares under the employee stock purchase plan.

Other Liquidity Matters

Pension Plans

The Company’s final salary defined benefit pension plan in the United Kingdom has an excess of projected benefit obligation over the fair market value of plan assets of approximately $10.8 million at December 31, 2005. The Company’s funding policy is to fund pensions and other benefits based on widely used actuarial methods as permitted by regulatory authorities. These factors are subject to many changes, including the performance of investments of the plan assets. Because of the current underfunding and potential changes in the future, the Company most likely will have to increase payments to fund the pension plan in the future, but specific amounts will be determined through future actuarial valuations.

The Company’s quasi defined benefit pension plan in Japan has an excess of projected benefit obligation over the fair market value of plan assets of approximately $1.1 million at December 31, 2005. The Company’s funding policy is to fund the pension sufficient to meet current benefits as well as fund a certain portion of future benefits as permitted in accordance with regulatory authorities. These factors are subject to many changes, including the performance of investments of the plan assets. Because of the current underfunding and potential changes in the future, the Company may be required to increase payments to fund the pension plan in the future.

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

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2005 and the effect such obligations are expected to have on liquidity and cash flow in future years in thousands.

Contractual Obligations	Total	2006	2007-2008	2009-2010	Thereafter
Operating leases(1)	$30,118	$4,270	$6,097	$2,735	$17,016
Purchase obligations	38,072	36,575	1,174	323	—
Other long-term obligations(2)	2,835	260	369	627	1,579

Total contractual cash obligations	$71,025	$41,105	$7,640	$3,685	$18,595

(1)	See note 11 to the audited consolidated financial statements.
(2)	See note 5 to the audited consolidated financial statements regarding deferred compensation.

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

At December 31, 2005, there were no open hedge contracts. Additionally, we had one long term currency swap that matured in December of 2005 which subsequently settled in January 2006. The currency swap was an exchange for Yen valued at $8.7 million United States dollars with an aggregate fair value loss of $0.2 million after-tax recorded in the Statement of Operations at December 31, 2005. At December 31, 2004, we had twelve United States dollars to British Pound Sterling forward exchange contracts to purchase $8.6 million United States dollars and three Yen to United States dollars forward exchange contracts to purchase $11.5 million United States dollars with a combined aggregate fair value loss of $0.1 million included in foreign exchange transaction gains (losses). Additionally, we had one long-term currency swap contract, in exchange for Yen valued at $8.7 million United States dollars with an aggregate fair value loss of $1.7 million after-tax recorded in accumulated other comprehensive income with a maturity date in December 2005.

Legal proceedings and disputes

The Company’s French subsidiary is subject to a claim by a customer of its French subsidiary that a Laserdyne 890 system, which was delivered in 1999, had unresolved technical problems that resulted in the customer’s loss of revenue and profit, plus the costs to repair the machine. In May 2001, the Le Creusot commercial court determined that the Company had breached its obligations to the customer and that it should be liable for damages. An expert appointed by the Le Creusot commercial court had filed an initial report, which estimated the cost to repair the machine at approximately French Franc 0.8 million (or approximately US$0.2 million). In the third quarter of 2003, the Company was notified that the customer is seeking cost of repairs, damages and lost profits of €1.9 million (approximately US$2.6 million). In July 2004, a court appointed expert estimated the actual damages at €0.9 million (or approximately US$1.2 million). The customer has not paid €0.3 million (or approximately US$0.4 million) of the purchase price for the system, which the Company believes it may offset against any damages. The Company has fully reserved this receivable.

During the second quarter of 2005, the Company’s French subsidiary filed for bankruptcy protection, which was granted by the French courts on July 7, 2005. On January 25, 2006, the commercial court of Creusot held a hearing on the amount the customer could properly claim under French bankruptcy law. The Customer proposed €1,572,531 (approximately US$1.87 million), and Company argued that the amount should be €598,079 (approximately US$712,203). The commercial court in Creusot is expected to render a final decision as to the damage amount that can be claimed by customer under the bankruptcy in the next few months. As a result of the bankruptcy petition, any claims on this matter in excess of available assets in the bankruptcy estate would have to be brought against the French subsidiary’s parent in its home jurisdiction, which is the United Kingdom. At this time, the Company does not believe it will be required to make a payment regarding this action, as the costs to pursue a foreign action in the United Kingdom would be substantial relative to the amount in dispute. Accordingly, nothing has been accrued in the financial statements.

The Company has made claims for indemnification and breaches of warranty under the asset purchase agreement against Lumenis Ltd. and Spectron Cosmetics Ltd. (f/k/a Spectron Laser Systems Limited) (collectively “Spectron”). The Company filed its claim in the English courts on July 29, 2005 as a result of defects in the line of laser products purchased under the asset agreement, and related claims. The Company has also put Spectron on notice of the Company’s intent to file a second action against Spectron for fraud in connection with representations made to the Company by Spectron pre-sale concerning the viability of Spectron’s DPSS product line. As part of the asset purchase agreement, US$1.3 million was deposited into escrow, which amount remains in the hands of the escrow agent. The Company filed a claim for the entire escrow balance, as well as additional amounts in excess of the escrow account. The Company has recorded in other current assets a receivable of £0.4 million (approximately US$0.7 million) for certain indemnification claims, and for a purchase price adjustment as part of the Company’s initial purchase accounting. One customer, Hapa, thereafter raised a warranty claim associated with lasers sold by Spectron prior to the acquisition. Hapa has made the same demand to Spectron, and the Company has sent a formal demand to Spectron for indemnification from the Hapa claim. No lawsuit has been filed by Hapa. To date, no customer claims are the subject of any legal proceeding. It is not possible to determine the amount of recovery, if any, which the Company may ultimately receive from the Spectron litigation, but the Company anticipates that at least the amount recorded as a receivable will be recovered. Additionally, it is not possible to determine any amounts that we may have to pay to satisfy Spectron customer warranty claims, although it is expected that any such amounts would be included in any future settlement with Spectron.

On May 13, 2005, the Company gave notice of its intention to assert a claim in an amount of approximately US$1.6 million against an escrow account between the Company and MicroE shareholders for certain potential tax liabilities under the agreement and plan of merger with MicroE. The Company and MicroE shareholders subsequently entered into a written Settlement Agreement pursuant to which the parties exchanged mutual releases, the Company retained a $144,000 escrow against potential tax liability associated with MicroE’s pre-acquisition transfer pricing practices in Japan, and the Company released remaining escrow proceeds to MicroE shareholders in the fall of 2005. The Company believes the remaining escrow is sufficient to cover any contingent liability for MicroE’s pre-acquisition transfer pricing practices.

During 2003, the Company wrote off approximately US$0.6 million on notes receivable from Robotic Vision Systems Inc. (“RVSI”), and terminated RVSI’s license to use the Company’s technology. The Company also obtained an injunction in the United States District Court for the Eastern District of New York in January 2004. RVSI subsequently filed a bankruptcy petition in the United States Bankruptcy Court for New Hampshire, and certain of its assets were then sold, including those that potentially use the Company’s technology. RVSI and the Company thereafter entered into a settlement whereby the Company reserved its right to assert future claims against the purchaser of RVSI’s assets in bankruptcy, and in turn exchanged reciprocal general releases with RVSI.

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

In January 2004, the U.S. District Court in Las Vegas granted a declaratory judgment in favor of Cognex Corporation holding that 14 patents asserted by the Lemelson Foundation are invalid and unenforceable, and not infringed by Cognex. In September 2005, the United States Court of Appeals for the Federal Circuit affirmed the District Court decision. In December 2005, Lemelson voluntarily dismissed with prejudice all machine vision claims against all defendants. The Company believes that the Cognex rulings and the dismissals with prejudice conclude further exposure to the Company and its customers. However, no assurances can be given that these or similar claims, if successful and taken in the aggregate, would not have a material adverse effect upon the Company’s financial condition or results of operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during fiscal 2005 or 2004.

Related Party Transactions

Richard B. Black is a director of the Company and is also the President and Chief Executive Officer of ECRM, Inc. ECRM manufactures laser systems equipment for the printing and publishing industry. Westwind Air Bearings Inc. (“Westwind US”) was acquired by GSI Group Corporation, a wholly owned subsidiary of the Company, in December, 2003 and was merged into GSI Lumonics Corporation, in June, 2004. During the year ended December 31, 2005, ECRM purchased $0.3 million (2004—$0.1 million) of equipment from Westwind US and the Westwind business unit of GSI Group Corporation. Receivables from ECRM, Inc. of $51 thousand and nil as at December 31, 2005 and 2004; respectively, are included in accounts receivable on the balance sheet.

The Company recorded $5.6 million as sales revenue to Sumitomo Heavy Industries Ltd., a significant shareholder in the year ended December 31, 2005 (2004—$5.6 million and 2003—$4.8 million) at amounts and terms approximately equivalent to third party transactions. Receivables from Sumitomo Heavy Industries Ltd. of $0.4 million and $0.6 million at both December 31, 2005 and 20043, respectively, are included in accounts receivable on the balance sheet. The Company purchases raw materials from Sumitomo at amounts and terms approximately equivalent to third-party transactions. The Company purchased $0.2 million and nil from Sumitomo in the year ended December 31, 2005 and 2004 respectively. Payables due to Sumitomo Heavy Industries Ltd. of $9 thousand and $8 thousand as at December 31, 2005 and 2004 respectively are included in accounts payable on the balance sheet.

On February 23, 2000, the Company entered into an agreement with V2Air LLC relating to the use of V2Air LLC’s aircraft for Company purposes. V2Air LLC is owned by the Company’s President and Chief Executive Officer, Charles D. Winston. Pursuant to the terms of such agreement, the Company is required to pay V2Air LLC an hourly rental fee of $585 per operating hour, and to reimburse V2Air LLC for gas and related travel expenses (airport and landing fees, local hanger fees, ground transportation and other direct expenses) associated with the use of the aircraft for Company business travel. The Company sets the hourly rental rate based on market surveys for comparable aircraft, conducted twice per year. During the year ended December 31, 2005, the Company reimbursed V2Air LLC approximately $102,000 (2004—$142,000 and 2003—$131,000) under the terms of such Agreement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments, long-term investments and debt obligations. As described in note 12 to the consolidated financial statements, at December 31, 2005, the Company had $43.7 million invested in cash equivalents, $26.8 million in short-term marketable investments and $0.6M in long-term investments. At December 31, 2004, the Company had $48.3 million invested in cash equivalents and $8.7 million invested in short-term and long-term investments. Due to the average maturities and the nature of the investment portfolio at December 31, 2005, a one percent change in interest rates could have approximately a $0.7 million impact on our interest income on an annual basis. We do not use derivative financial instruments in our investment portfolio.

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

Effective January 1, 2003, the Company removed the designation of all short-term hedge contracts from their corresponding hedge relationships. Accordingly, such contracts are recorded at fair value with changes in fair value recognized in income starting January 1, 2003, instead of included in accumulated other comprehensive income. Although the Company now marks-to-market short-term hedge contracts to the statement of operations, the Company does not intend to enter into hedging contracts for speculative purposes. As of December 31, 2005, there were no outstanding forward exchange contracts. The Company had one short-term currency swap contract, which matured in December 2005 and settled in January 2006, in exchange for Yen valued at $8.7 million United States dollars with an aggregate fair value loss of $0.2 million after-tax recorded in the Statement of Operations at December 31, 2005.

Item 8. Financial Statements and Supplementary Data

GSI GROUP INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GSI Group Inc.

We have audited the accompanying consolidated balance sheet of GSI Group Inc. as of December 31, 2005 and the related consolidated statement of income, shareholders’ equity, and cash flows for the year ended December 31, 2005. Our audit also includes the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GSI Group at December 31, 2005, and the consolidated results of its operations and its cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GSI Group Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Boston, Massachusetts

March 10, 2006

REPORT OF INDEPENDENT AUDITOR

To the Stockholders of GSI Group Inc.

We have audited the accompanying consolidated balance sheet of GSI Group Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004. Our audits also include the financial statement schedule for the 2004 and 2003 years listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GSI Group Inc. at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Chartered Accountants

Ottawa, Canada

March 14, 2005

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(United States GAAP and in thousands of United States dollars, except share amounts)

	December 31, 2005	December 31, 2004
ASSETS
Current
Cash and cash equivalents (note 12)	$69,286	$82,334
Short-term investments (note 12)	26,757	2,995
Accounts receivable, less allowance of $1,592 (December 31, 2004—$2,470) (note 9, 11)	55,348	60,314
Income taxes receivable	2,517	2,287
Inventories (note 3)	63,475	60,319
Deferred tax assets (note 8)	10,630	13,094
Other current assets (note 3)	20,357	10,311

Total current assets	248,370	231,654
Property, plant and equipment, net of accumulated depreciation of $20,608 (December 31, 2004—$26,604) (note 3)	32,220	50,220
Deferred tax assets (note 8)	20,124	18,364
Other assets (note 3)	699	2,906
Long-term investments (note 12)	613	5,681
Intangible assets, net of amortization of $4,035 (December 31, 2004—$2,139) (note 2, 3)	16,834	18,152
Patents and acquired technology, net of amortization of $30,359 (December 31, 2004—$25,883) (note 2, 3)	28,163	32,837
Goodwill	26,421	26,350

	$373,444	$386,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$14,998	$18,462
Income taxes payable	2,475	4,045
Accrued compensation and benefits	9,212	13,160
Other accrued expenses (note 3)	14,625	21,327

Total current liabilities	41,310	56,994
Deferred compensation (note 5)	2,576	2,178
Deferred tax liabilities (note 8)	13,252	11,521
Other liability		27
Accrued minimum pension liability (note 7)	9,750	9,881

Total liabilities	66,888	80,601
Commitments and contingencies (note 11)
Stockholders’ equity (note 6)
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 41,628,171 (December 31, 2004—41,449,270)	309,545	308,669
Additional paid-in capital	3,339	3,289
Retained earnings (accumulated deficit)	7,688	(1,969)
Accumulated other comprehensive loss	(14,016)	(4,426)

Total stockholders’ equity	306,556	305,563

	$373,444	$386,164

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(United States GAAP and in thousands of United States dollars, except share amounts)

	Capital Stock		Additional Paid-In- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
	# Shares	Amount
	(000’s)
Balance, December 31, 2002	40,786	304,713	2,592	(41,270)	(11,554)	254,481	(29,058)
Net loss				(2,170)		(2,170)	(2,170)
Issuance of capital stock
—stock options	67	399				399
—employee stock purchase plan	74	400				400
Stock based compensation			208			208
Realized gain on investments, net of tax of $0					(312)	(312)	(312)
Realized gain on cash flow hedging instruments, net of tax of $0					521	521	521
Additional minimum pension liability, net of tax of $0					2,322	2,322	2,322
Foreign currency translation adjustments					4,939	4,939	4,939

Balance, December 31, 2003	40,927	305,512	2,800	(43,440)	(4,084)	260,788	5,300

Net income				41,471		41,471	41,471
Issuance of capital stock
—stock options	471	2,671				2,671
—employee stock purchase plan	51	486				486
Stock based compensation			(64)			(64)
Tax benefit associated with stock options			553			553
Additional minimum pension liability, net of tax of $0					(8,328)	(8,328)	(8,328)
Foreign currency translation adjustments					7,986	7,986	7,986

Balance, December 31, 2004	41,449	308,669	3,289	(1,969)	(4,426)	305,563	41,129

Net income				9,657		9,657	9,657
Issuance of capital stock
—stock options	179	874				874
—employee stock purchase plan		2				2
Stock based compensation			52			52
Tax benefit associated with stock options			(2)			(2)
Unrealized gain on investments, net of tax of $0					9	9	9
Additional minimum pension liability, net of tax of $0					131	131	131
Foreign currency translation adjustments					(9,730)	(9,730)	(9,730)

Balance, December 31, 2005	41,628	$309,545	$3,339	$7,688	$(14,016)	$306,556	$67

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(United States GAAP and in thousands of United States dollars, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Sales	$260,784	$330,012	$185,561
Cost of goods sold	156,914	196,573	117,084

Gross profit	103,870	133,439	68,477
Operating expenses:
Research and development and engineering	25,671	23,975	13,822
Selling, general and administrative	59,995	57,256	49,025
Amortization of purchased intangibles	6,656	5,951	5,657
Acquired in-process research and development (note 2)	—	390	—
Restructuring (note 10)	457	573	3,228
Other (note 10)	(355)	—	831

Total operating expenses	92,424	88,145	72,563

Income (loss) from operations	11,446	45,294	(4,086)
Interest income	1,942	980	1,886
Interest expense	(291)	(263)	(202)
Foreign exchange transaction gains (losses)	906	(1,129)	451
Other income (expense) (note 6, 10)	(139)	104	103

Income (loss) before income taxes	13,864	44,986	(1,848)
Income tax provision (note 8)	4,207	3,515	322

Net income (loss)	$9,657	$41,471	$(2,170)

Net income (loss) per common share:
Basic	$0.23	$1.01	$(0.05)
Diluted	$0.23	$0.98	$(0.05)
Weighted average common shares outstanding (000’s)	41,548	41,124	40,837
Weighted average common shares outstanding for diluted net income (loss) per common share (000’s)	41,856	42,125	40,837

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(United States GAAP and in thousands of United States dollars)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss) for the year	$9,657	$41,471	$(2,170)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on sale of assets and investments	370	15	382
Translation gain on liquidation of a subsidiary	—	(119)	—
Unrealized loss on derivatives	(36)	35	—
Acquired in-process research and development	—	390	—
Stock-based compensation	52	(64)	208
Depreciation and amortization	13,716	13,618	10,439
Deferred income taxes (note 8)	(2,465)	(15,385)	48
Changes in current assets and liabilities:
Accounts receivable	1,892	(992)	(6,216)
Inventories	(5,753)	(12,716)	8,271
Other current assets	(2,027)	(1,014)	(1,047)
Accounts payable, accruals, and taxes (receivable) payable	(10,542)	10,158	11,912

Cash provided by operating activities	4,864	35,397	21,827

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired (note 2)	(71)	(54,530)	(44,298)
Purchase of leased buildings (note 10)	—	—	(18,925)
Sale of assets	7,359	—	847
Additions to property, plant and equipment, net	(3,551)	(2,410)	(2,699)
Proceeds from the sale and maturity of short-term and other investments	24,600	84,224	188,990
Purchase of short-term and other investments	(43,286)	(49,492)	(165,547)
Decrease (increase) in other assets	(20)	(367)	(23)

Cash used in investing activities	(14,969)	(22,575)	(41,655)

Cash flows from financing activities:
Repayment of long-term debt	(26)	—	—
Issue of share capital (net of issue costs)	876	3,232	799

Cash provided by (used in) financing activities	850	3,232	799
Effect of exchange rates on cash and cash equivalents	(3,793)	2,245	(569)

Increase (decrease) in cash and cash equivalents	(13,048)	18,299	(19,598)
Cash and cash equivalents, beginning of year	82,334	64,035	83,633

Cash and cash equivalents, end of year	$69,286	$82,334	$64,035

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

1. Significant Accounting Policies

Nature of operations

GSI Group supplies precision motion components products, lasers and laser-based advanced manufacturing systems to the global medical, semiconductor, electronics, and industrial markets. The Company’s principal markets are in North America, Europe, Japan and Asia-Pacific. The Company is existing under the laws of New Brunswick, Canada.

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

Comparative amounts

Certain prior year amounts have been reclassified to conform to the current year presentation in the financial statements for the year ended December 31, 2005. These reclassifications had no effect on the previously reported results of operations or financial position.

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

Cash equivalents

Cash equivalents are investments held to maturity with original maturities of three months or less and are stated at amortized cost, which approximates fair value. Cash equivalents, consist principally of government securities and money market funds at December 31, 2005. However, in the past cash equivalents have included commercial paper, short-term corporate debt and banker’s acceptances. The Company does not believe it is exposed to any significant credit risk on its cash equivalents.

Investments

Short-term, long-term and other investments consist principally of government securities and commercial paper at December 31, 2005, but have in the past included short-term corporate debt, and banker’s acceptances with original maturities greater than three months for short-term investments and maturities greater than twelve months for long-term investments. The Company has classified these investments as available-for-sale securities

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

which means investments are stated at estimated fair value based upon market quotes. Unrealized holding gains and losses on available-for-sale securities determined on a specific basis are excluded from earnings and reported as a component of accumulated other comprehensive income until realized.

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

Inventories

Inventories, which include materials and conversion costs, are stated at the lower of cost (first-in, first-out) or market. Market is defined as replacement cost for raw materials and net realizable value for other inventories. Demo inventory is recorded at the lower of cost or its net realizable value.

Property, plant and equipment

Property, plant and equipment are stated at cost and the declining-balance and straight-line methods are used to determine depreciation and amortization over estimated useful lives. Estimated useful lives for buildings and improvements range from 3 to 100 years and for machinery and equipment from 1 to 13 years. Leasehold improvements are amortized over the lesser of their useful lives or the lease term, including option periods expected to be utilized. Repairs and maintenance are expensed as incurred.

Intangible assets

Intangibles assets include purchased trademarks and trade names, which are amortized on a straight-line basis over periods from 10 to 15 years from the date of acquisition. Patents and purchased technology are stated at cost and are amortized on a straight-line basis over the expected life of the asset, up to 19 years. Customer relationships are stated at cost and are amortized on a straight-line basis over the expected life of the asset, up to 10 years. In addition at December 31, 2005, $0.4 million of intangibles relates to the Company’s quasi defined benefit pension plan. The pension intangible will not be amortized, instead the asset will increase or decrease in relation to the increase or decrease in the accumulated benefit obligation as compared to the fair value of the pension plan’s assets.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

the carrying value exceeds the fair value. Fair value is determined using anticipated discounted cash flows. Reporting units are determined by segments for impairment tests.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. The value initially assigned to goodwill is subject to the underlying assumptions used to value the other assets and liabilities. Goodwill is not amortized, but is to be tested for impairment annually, and is to be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), require that a two-step impairment test be performed on goodwill. In the first step, the Company must compare the fair value of each reporting unit to its carrying value. The Company expects to determine the fair value of our reporting units based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will need to be recorded. Annual impairment testing was completed during the second quarter of 2005. There were no factors that indicated any impairment existed, therefore no write down of goodwill was recorded. As of December 31, 2005 and 2004, the Company determined there were no factors that indicated any impairment existed at that time. During 2004, we recorded $26.3 million of goodwill associated with the acquisition of MicroE. This goodwill is assigned to a reporting unit within the Precision Motion Group segment. During 2005 we increased the purchase price for final adjustments related to claims and final transaction costs, which increased the goodwill by $0.1 million.

Revenue recognition

The Company follows the guidance in Staff Accounting Bulletin No. 104 (SAB 104) for revenue recognition. The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, risk of loss has passed to the customer and collection of the resulting receivable is probable. The Company generally designs, markets and sells our products as standard configurations. Accordingly, customer acceptance provisions for standard configurations are generally based on seller-specified criteria, which is demonstrated prior to shipment. Revenue on new products is deferred until the Company has established a track record of customer acceptance on these new products. When customer-specified objective criteria exist, revenue is deferred until customer acceptance if it cannot be demonstrated the system meets these specifications prior to shipment. Additionally, the Company’s Laser Systems business agreements may contain multiple elements. Typically, these may include product, installation, training and extended warranty/maintenance. Accordingly, the Company is required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, the fair value of these separate units of accounting and when to recognize revenue for each element. The Company determines the portion of revenue that is to be deferred for undelivered elements using vendor specific objective evidence of fair value. The undelivered elements do not entitle a customer to refunds on delivered elements. These determinations require judgment and estimates on our part, which may affect the amount and timing of revenue recognized in any given period. There are no significant

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

obligations that remain after shipping other than warranty and some installation. Installation is usually a routine process without problems and the Company considers it to be inconsequential or perfunctory. As such the costs of installation is accrued at the time the revenue is recorded and no related revenue is deferred. Historically, the costs of installation have not been significant. The Company typically negotiates trade discounts and agreed terms in advance of order acceptance and records any such items as a reduction of revenue. The Company rarely has returns and/or price adjustments; credits for returns under warranty occur mostly in the Components segment, and are not frequent. Shipping and handling costs are normally borne by the customer and the Company’s normal practice is to ship “collect,” with no charge for shipping and handling on the invoice.

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

Stock based compensation

Currently, the Company uses the intrinsic value method for accounting for its stock option plans as proscribed in APB 25. In accordance with APB 25, we recognize compensation expense for awards with pro rata vesting on a straight line basis. We will adopt FAS123R on January 1, 2006 by applying a modified prospective application. The Company has not determined whether it will use the Black-Scholes model or an open form model (lattice model) to measure the fair value of share-based payments. As of December 31, 2005, the Company does not have any unvested share based awards outstanding. The vesting of all outstanding unvested awards were accelerated in December 2005. Further, going forward the Company anticipates granting performance based share awards rather than traditional stock options, but it currently does not have an equity compensation plan that will permit the granting of this type of equity instruments. A new equity compensation plan, which would allow for performance based options and awards will be presented to shareholders for vote in our 2006 proxy. The Company’s board is currently evaluating the various equity instruments and is reviewing the Company’s policy on granting equity instruments, but it is expected that the granting pattern will change going forward. At this time, the Company is unable to quantify the effect SFAS 123R will have on its consolidated results and earnings per share. Additionally, the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123, included in note 6 to the financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Pro forma stock based compensation

Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts below.

	2005	2004	2003
Net income (loss):
As reported	$9,657	$41,471	$(2,170)
Stock based compensation included in results of operations	(55)	(64)	208
Stock based compensation if fair value based method was applied	(3,012)	(4,404)	(2,706)

Pro forma	$6,590	$37,003	$(4,668)
Basic net income (loss) per share:
As reported	$0.23	$1.01	$(0.05)
Pro forma	$0.16	$0.90	$(0.11)
Diluted income (loss) per share:
As reported	$0.23	$0.98	$(0.05)
Pro forma	$0.16	$0.88	$(0.11)

During 2005, $0.1 million of stock based compensation was issued to a non-employee consultant and was valued in accordance with fair value accounting under SFAS 123. In December 2005, the Company recorded $36 thousand related to acceleration of the vesting of all the Company’s outstanding unvested stock options. As a result of the acceleration, 558,446 shares of GSI Group Inc.’s common stock, which would otherwise have vested over the next 4 years, are now fully vested and the impact of approximately $0.9 million has been reflected in the stock based compensation if fair value method amount in the table above. The compensation charge of $36 thousand, included in the results of operations, is included in the table above.

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Risk-free interest rate	4.2%	3.5%	1.9%
Expected dividend yield	—	—	—
Expected life from date of grant	5.0 years	5.0 years	4.0 years
Expected volatility	52%	65%	62%
Weighted average fair value per share	$5.03	$6.01	$2.56

The fair value of the employees’ purchase rights under the employee stock purchase plan was estimated using the Black-Scholes option-model with the following assumptions: dividend yield of nil in 2004 (2003—nil); an expected life of 6 months in 2004 (2003—6 months); expected volatility of 65% in 2004 (2003—60%); and risk-free interest rate of 1.4% in 2004 (2003—1.1%). The weighted-average fair value of those purchase rights granted in 2004 was $4.79 (2003—$2.27). The employee stock purchase plan was discontinued on December 31, 2004, therefore, there is no related 2005 pro-forma stock compensation expense included in the pro-forma table above.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Advertising

These costs are charged to operations in the year incurred, and totaled $0.6 million in 2005, 2004 and 2003.

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

Derivative financial instruments

GSI Group is a global company that is exposed to foreign currency exchange rate fluctuations in the normal course of its business. As part of its risk management strategy, the Company utilizes derivative instruments, including forward contracts, swaps and options to hedge certain foreign currency exposures. The Company’s objective has been to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, respectively, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. The Company does not use derivative contracts for speculative purposes. The Company applies hedge accounting based upon the criteria established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” whereby the Company designates its derivatives as fair value hedges, cash flow hedges or net investment hedges. The Company does not have any fair value, net investment hedges or cash flow hedges at December 31, 2005. At December 31, 2004 the Company had one cash flow hedge outstanding which matured in December 2005.

The Company uses derivatives to manage exposures to changes in foreign currency exchange rates associated with forecasted sales transactions. Currency forwards and swaps are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended or expected to occur and any previously unrealized hedging gains or losses recorded in other comprehensive income are immediately recorded to earnings. Earnings impacts for all designated hedges, if any, as well as the earnings impact of derivatives not designated as hedges are recorded in the consolidated statement of operations generally in foreign exchange transaction gains (losses). The Company records all derivatives at fair value as assets or liabilities in the consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument. Effective January 1, 2003, the Company removed the designation of all short-term hedge contracts from their corresponding hedge relationships. Accordingly, such contracts were recorded at fair value with changes in fair value recognized in income starting January 1, 2003, instead of included in accumulated other comprehensive income. Although the Company now market-to-markets short-term hedge contracts to the statement of operations, the Company does not intend to enter into hedging contracts for speculative purposes.

Fair Value Hedges

The Company did not have any fair value hedges at December 31, 2005 or 2004.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Cash Flow Hedges

The Company uses cash flow hedges to hedge the variability of foreign currency with intercompany and third party transactions. The Company has the ability to use a combination of forward contracts and options designated as cash flow hedges to protect against intercompany and third party transactions denominated in non-functional currency. At December 31, 2005, the Company had no cash flow hedge contracts open. During December 2005, the Company had one forward contract mature for a long term intercompany transaction with a notional amount of $8.7 million which settled in January 2006. For derivative instruments that are designated as cash flow hedges, the Company records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income as a separate component of stockholders’ equity. The loss on the cash flow hedge instrument of $0.2 million was included in the Statement of Operations at December 31, 2005. The loss on the cash flow hedge instrument included in accumulated other comprehensive income was $1.7 million in the fiscal year ended December 31, 2004. This amount is offset with the remeasurement on the hedged item, for a net amount of nil in accumulated other comprehensive income at December 31, 2004. The Company reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item.

Net Investment Hedges

The Company did not have any net investment hedges at December 31, 2005 or 2004.

Other Derivatives

Other derivatives not designated as hedging instruments under SFAS No. 133 consist primarily of forward contracts used to hedge assets and liabilities recorded in foreign currencies. The Company has the ability to use a combination of forward contracts and options to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales denominated in currencies other than the U.S. dollar. These contracts generally mature within a year. As of December 31, 2005, the Company had no open contracts in other derivatives not designated as hedging instruments. As of December 31, 2004, the Company had a total notional amount of $20.0 million in other derivatives not designated as hedging instruments, with an aggregate fair value loss of $0.1 million. For derivative instruments not designated as hedging instruments under SFAS No. 133, the Company recognizes changes in the fair values in earnings in the period of change. The gains and losses on foreign currency forward contracts offset the remeasurement gain or loss of the related foreign currency denominated assets and liabilities.

Hedge Effectiveness

For foreign currency option and forward contracts designated as a cash flow hedge, the Company measures hedge effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. Any ineffective portion of the hedge as well as amounts not included in the assessment of effectiveness, are recognized in consolidated statement of operations. At December 31, 2005, the Company did not have any cash flow hedging instruments. At December 31, 2004, the cash flow hedging instrument was deemed effective.

Income taxes

The liability method is used to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

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

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and which supersedes APB 25. SFAS 123R requires the determination of the fair value of all share-based payments to employees, including grants of employee stock options, and the recognition of the related expense over the period in which the service is received. SFAS 123R was to be effective for the first interim or annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the Securities and Exchange Commission announced that it would allow for phased-in implementation of SFAS 123R. In accordance with this new implementation time frame, the Company is required to adopt SFAS 123R no later than January 1, 2006. The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS 123R allows the use of both closed form models (e.g., Black-Scholes Model) and open form models (e.g., lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. The transition methods include modified prospective and modified retrospective adoption options. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested awards that were granted prior to the effective date should continue to be accounted for in accordance with Statement 123 except that the fair value compensation cost must be recognized in the statement of operations. Under the modified retrospective approach, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. Additionally, SFAS 123R requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. On December 16, 2005, the Company accelerated vesting of all outstanding unvested stock options. The decision to accelerate the vesting of these options was made primarily to reduce future compensation expense under SFAS 123R. As a result of the acceleration, options to purchase 558,446 shares of GSI Group Inc.’s common stock, which would otherwise have vested over the next 4 years, are now fully vested. The Company recorded a compensation charge of $36 thousand as a result of the acceleration for the estimated forfeitures assumed for these awards, and it believes that this charge would have been substantially higher under SFAS 123R. Since the Company does not have any unvested options at December 31, 2005, it will apply the modified prospective method of adoption of SFAS 123R in 2006. Going forward the Company anticipates granting performance based awards rather than traditional stock options. However, the Company currently does not have an equity compensation plan that will allow for the granting of such instruments. A new equity compensation plan which would allow for performance based options and awards will be presented to shareholders for vote in our 2006 proxy. The Company’s board is currently evaluating the various equity instruments and is reviewing the Company’s policy on granting equity instruments, but it is expected that the granting pattern will change going forward. At this time, given the fact that the Company does not have any unvested stock options and cannot grant any performance based awards, the Company is unable to quantify the effect SFAS 123R will have on its consolidated results and earnings per share. Nor has the Company determined whether it will use the Black-Scholes model or an open form model (lattice model) to measure the fair value of share-based payments. Additionally, the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123, included in note 6 to the financial statements.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 in the third quarter of 2005 and the adoption of SFAS 153 did not have a material impact on its consolidated results of operations or financial condition.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

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

Our cash balances are held in numerous locations throughout the world, including amounts held outside the United States. Most of the amounts held outside the United States could not be repatriated to the United States and would not be subject to the law defined under the Jobs Act, as the Company is existing under the laws of New Brunswick, a Canadian province, and the majority of our foreign locations are wholly owned by the New Brunswick corporation. Repatriation of some foreign balances is restricted by local laws. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The deduction is subject to a number of limitations. As provided for in FSP No. 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. The Company does not expect FSP 109-2 to have a material impact on its consolidated results of operations or financial condition.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that abnormal expenditures be recognized as expenses in the current period. SFAS 151 also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The Company does not expect SFAS 151 to have a material impact on its consolidated results of operations or financial condition.

2. Business Combinations and Divestitures

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

During the second quarter of 2005, the Company increased the purchase price by $0.1 million for final adjustments related to claims and final transaction costs, which increased goodwill by $0.1 million. Including

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

these final adjustments, the Company paid the former MicroE security holders $53.8 million in cash, which is net of cash acquired of $3.5 million in exchange for all of MicroE’s outstanding capital stock. The merger consideration and the terms of the merger were determined in arms-length negotiations between the parties. The Company paid the merger consideration from existing cash. The total purchase price, net of cash acquired and including estimated costs of the transaction of $0.8 million, is approximately $54.6 million. The purchase price was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as noted below.

Estimated Fair Value at Acquisition Date
(In millions)
Accounts receivable	$4.6
Inventories	2.0
Property, plant and equipment	0.4
Deferred tax assets	5.1
Other assets	0.1
Accounts payable and other accrued expenses	(3.8)
Other liabilities	(0.2)
Deferred tax liability	(12.3)
Intangible assets	31.9
Goodwill	26.4
Purchased in-process research and development	0.4

Total purchase price	$54.6

The fair value of intangible assets acquired was recorded as follows:

	Estimated Fair Value at Acquisition Date	Estimated Useful Life
	(In millions)	(In years)
Customer relationships	$8.6	8
Tradename	3.0	15
Acquired technology	20.3	10

Total intangible assets	$31.9

The fair value of the assets acquired and liabilities assumed is less than the purchase price, resulting in goodwill. This goodwill is assigned to the Company’s Components segment. The acquisition of MicroE was structured in such a manner that the Company is not expected to receive any tax benefit from the amortization of intangibles nor is the goodwill deductible. As such, in accordance with US GAAP, a deferred tax liability based on estimated tax rates has been established with a corresponding increase to goodwill. An estimated in- process research and development charge of approximately $0.4 million was recorded in the second quarter of 2004 for purchased in-process technology related to development projects that have not reached technological feasibility, have no alternative future use, and for which successful development is uncertain. The Company’s consolidated results of operations have included MicroE activity as of the closing date of May 14, 2004. The addition of MicroE’s products and technology will complement the Company’s existing portfolio of enabling precision motion component and subsystems.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

On December 10, 2003, GSI Lumonics Corporation (now GSI Group Corporation) completed the purchase of the whole of the issued share capital of Westwind Air Bearings Inc. from FR Holdings Inc. and GSI Lumonics Limited (now GSI Group Limited) completed the purchase of the whole of the issued share capital of Westwind Air Bearings Limited from Cobham Plc and Lockman Investments Limited. Both GSI Lumonics Corporation and GSI Lumonics Limited are wholly owned subsidiaries of GSI Lumonics Inc. (now GSI Group Inc.). During the fourth quarter of 2005, the Company revised its estimate of the fair value of Westwind. At the time of purchase, the Company made certain assumptions and planning measures with respect to the tax deductibility of the acquisition. Recent tax legislation will disallow a $3.0 million tax deduction related to this acquisition. As a result, the Company increased the fair value of the long-lived assets of Westwind on a pro-rata basis and recorded a corresponding deferred tax liability. Property, plant and equipment was increased $1.5 million, intangible assets increased by $1.5 million and a $3 million deferred tax liability was recorded. The combined purchase price of $34.9 million, was comprised of $33.7 million in cash, which is net of cash acquired of $2.6 million and $1.2 million in costs of the acquisition. The amount of the consideration was determined through arm’s length negotiations between the parties and was financed out of available cash and investments at hand. The purchase price was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition as noted below.

Estimated Fair Value at Acquisition Date
(In millions)
Accounts receivable	$7.7
Inventories	6.3
Other current assets	1.3
Property, plant and equipment	14.9
Intangible assets	14.1
Accounts payable and other accrued expenses	(6.2)
Deferred tax liability	(3.2)

Total purchase price	$34.9

The estimated fair value of intangible assets acquired was recorded as follows:

	Estimated Fair Value at Acquisition Date	Estimated Useful Life
	(In millions)	(In years)
Customer relationships	$5.9	10
Tradename	1.8	15
Acquired technology	6.4	8

Total intangible assets	$14.1

There was no goodwill associated with this acquisition. There was no purchased in process research and development included with this acquisition, therefore no amounts were written off to results of operations. The Company’s consolidated results of operations have included Westwind activity as of the closing date of December 10, 2003. During the fourth quarter of 2005, customer relationships increased $0.6 million, tradename increased $0.2 million and acquired technology increased $0.7 million, as a result of booking the deferred tax liability noted above.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

3. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as at December 31:

Inventories

	2005	2004
Raw materials	$27,155	$27,634
Work-in-process	10,299	12,092
Finished goods	19,323	16,567
Demo inventory	6,698	4,026

Total inventories	$63,475	$60,319

Property, Plant and Equipment, net

	2005	2004
Cost:
Land, buildings and improvements	$15,770	$32,154
Machinery and equipment	37,058	44,670

Total cost	52,828	76,824
Accumulated depreciation	(20,608)	(26,604)

Net property, plant and equipment	$32,220	$50,220

Depreciation expense was $7.3 million, $7.7 million and $4.8 million for 2005, 2004 and 2003, respectively. At December 31, 2005 the Maple Grove property was classified as available for sale. At December 31, 2004, approximately $6.3 million, the net book value of the Maple Grove, Minnesota property, was included in land, building and improvements.

Other Assets

	2005	2004
Short term other assets:
Prepaid VAT and VAT receivable	$6,648	$3,966
Other prepaid expenses	4,119	4,079
Other current assets	9,590	2,266

Total	$20,357	$10,311

Long term other assets:
Deposits and other	$699	$780
Mortgage receivable	—	2,126

Total	$699	$2,906

During 2003, the Company sold its 75,000 square foot facility in Kanata, Ontario. As part of the sale agreement for the Kanata property, the Company entered into an interest free mortgage agreement denominated

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

in Canadian dollars with the purchaser. The mortgage receivable of Canadian $2.7 million was discounted at a rate of 2.5% to a carrying value of $1.9 million at December 2003. The principal is due November 30, 2006. The Company has not recorded any write down in the value of the mortgage receivable through December 31, 2005, as it expects to recover the carrying value of the mortgage. The mortgage receivable is recorded in other current assets at December 31, 2005. The Maple Grove, Minnesota property is classified as available for sale at December 31, 2005 and is included in other current assets.

Intangible Assets and Patents and Acquired Technology

Intangible assets consist of the following:

	December 31, 2005		December 31, 2004
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and acquired technology	$58,522	$(30,359)	$58,720	$(25,883)

	December 31, 2005		December 31, 2004
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer relationships	$14,528	$(2,791)	$14,407	$(1,245)
Trademarks, trade names and other	6,341	(1,244)	5,884	(894)

Total cost	20,869	$(4,035)	20,291	$(2,139)

Accumulated amortization	(4,035)		(2,139)

Net intangible assets	$16,834		$18,152

At December 31, 2005, intangible assets of $0.4 million included in trademarks, trade names and other, relates to the Company’s Japan pension plan. The pension intangible will not be amortized, instead the asset will increase or decrease in relation to the increase or decrease in the accumulated benefit obligation as compared to the fair value of the pension plan’s assets. There was no similar asset at December 31, 2004. Amortization expense was $6.4 million, $5.9 million and $5.6 million for 2005, 2004 and 2003, respectively.

Estimated amortization of intangible assets and patents and acquired technology expense subsequent to December 31, 2005 is:

2006	$6,408
2007	6,225
2008	5,873
2009	5,652
2010	5,379
Thereafter	13,556

Total amortization expense	$43,093

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Other Accrued Expenses

	2005	2004
Accrued warranty	$4,445	$5,880
Deferred revenue	2,963	1,997
Accrued audit	1,100	1,521
VAT payable	498	2,750
Accrued restructuring (note 10)	1,392	1,552
Unrealized loss on currency swap and hedge contracts	—	1,986
Accrual for recourse receivable	730	767
Other	3,497	4,874

Total	$14,625	$21,327

Accrued Warranty

	Year Ended December 31,
	2005	2004
Balance at the beginning of the period	$5,880	$4,571
Charged to costs and expenses	5,127	7,385
Warranty accruals established as part of acquisitions	—	299
Use of provision	(6,347)	(6,532)
Foreign currency exchange rate changes	(215)	157

Balance at the end of the period	$4,445	$5,880

4. Bank Indebtedness

At both December 31, 2005 and December 31, 2004, the Company had no lines of credit but had two bank guarantees in British Pounds Sterling and Euros with National Westminster Bank, or NatWest, and Deutsche Bank respectively, for a total amount of available credit of $0.1 million at December 31, 2005 and $0.2 million at December 31, 2004, respectively. The NatWest bank guarantee for letters of credit, which is used for VAT and duty purposes in the United Kingdom, is valued at $45 thousand and $38 thousand for December 31, 2005 and December 31, 2004, respectively. The Deutsche Bank guarantee of $101 thousand and $116 thousand for December 31, 2005 and December 31, 2004, respectively, is for our Munich, Germany office lease. At December 31, 2005, pursuant to a security agreement between the Company and Bank of America, marketable securities included in short term investments at December 31, 2005 (included in long term investments at December 31, 2004) totaling $5.0 million had been pledged as collateral for the Bank of America pledge agreement.

5. Deferred Compensation

Certain officers and employees have deferred payment of a portion of their compensation until termination of employment or later. Interest on the outstanding balance is credited quarterly at the prime rate, which averaged 6.2% during the year ended December 31, 2005 (2004—4.4%). The portion of deferred compensation estimated to be due within one year is included in accrued compensation and benefits.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

6. Stockholders’ Equity

Capital stock

The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value.

Accumulated other comprehensive loss

The following table provides the details of accumulated other comprehensive loss at December 31;

	2005	2004
Unrealized gain on investments (net of tax of $0)	$9	$—
Accumulated foreign currency translations	(4,275)	5,455
Additional minimum pension liability (net of tax of $0)	(9,750)	(9,881)

Total	$(14,016)	$(4,426)

Included in other income (expense) in 2004 is a $0.1 million gain on translation on the liquidation of a subsidiary.

Net income (loss) per common share

Basic income (loss) per common share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. For diluted income per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method. As a result of the net loss for the year ended December 31, 2003, the effect of converting options and warrants was antidilutive.

Common and common equivalent share disclosures are:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Weighted average common shares outstanding	41,548	41,124	40,837
Dilutive potential common shares	308	1,001	—

Diluted common shares	41,856	42,125	40,837

Options and warrants excluded from diluted income per common share as their effect would be antidilutive	1,854	843	3,461

Shareholders Rights Plan

At the May 26, 2005 Annual and Special Meeting of Shareholders, the shareholders of the Company approved a resolution to implement a Shareholder Rights Plan (the “Plan”) for a term of three years. This Plan was substantially similar to the Shareholder Rights Plan that was approved by the shareholders on May 9, 2002 and expired on April 12, 2005.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

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

Incentive compensation plans

The Company has several stock option plans most of which were adopted in conjunction with the merger of General Scanning, Inc. in 1999. The principal plans under which stock options are outstanding are the 1992 Stock Option Plan of GSI (“1992 Option Plan”) and the 1995 Stock Option Plan of Lumonics (“1995 Award Plan”). As of the date of this Form 10-K, the 1995 Award Plan is the only Company stock option plan under which new options may be granted.

At December 31, 2005, 499,823 options to purchase common shares and nil options to purchase common shares of common stock remained outstanding under the 1992 Option Plan and the Key Option Plan, respectively. No additional options will be granted under either the 1992 Option Plan or the Key Option Plan. Outstanding options under these two plans vest over periods of one to four years beginning on the date of grant. The options expire over a period of two to ten years beginning at the date of grant.

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

In addition, the 1995 Award Plan was restated on May 20, 2004 to allow for the grant of restricted common shares and stock appreciation rights in addition to the grant of incentive stock options and non-qualified stock options (collectively, “awards”). Subject to the requirements of the 1995 Award Plan, the Compensation Committee or in lieu thereof, the Board of Directors has the authority to select those directors, consultants, and

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

employees to whom awards will be granted, the grant date, the number of options to be granted and other terms and conditions of the awards. The determination of the exercise price for incentive and non-qualified stock options was also changed as a result of the May 20, 2004 restatement. Prior to the restatement of the 1995 Award Plan, the exercise price of options granted must be equal to the closing price of the Company’s common shares on the Toronto Stock Exchange, or in lieu thereof, The NASDAQ Stock Market, on the day immediately preceding the date of grant. After the restatement, the exercise price for incentive and nonqualified stock options must be equal to the closing price of the Company’s common shares on the Toronto Stock Exchange, or in lieu thereof, The NASDAQ Stock Market, on the date of grant.

With respect to any restricted shares granted under the 1995 Award Plan, the exercise price will be the market price as of the date of such grant. The exercise price of stock appreciation rights (“SAR”) will be an amount determined by the Compensation Committee, but in no event will such amount be less that the closing price of the common shares on the Toronto Stock Exchange, or in lieu thereof, the last closing price on The NASDAQ Stock Market, on the date of grant. If a SAR is granted in conjunction with an option or a portion thereof, the exercise price may not be less that the exercise price of the related option. Restricted shares will vest in equal amounts over four years unless otherwise specifically approved by the Compensation Committee. The Compensation Committee has the power to amend, modify, or terminate the 1995 Award Plan provided that the Participant’s rights are not materially adversely affected and subject to any approvals required under the applicable regulatory requirements. At December 31, 2005, 1,754,521 (2004—1,889,321) awards were available for grant under the 1995 Award Plan and 3,013,740 options to purchase common shares are outstanding.

On December 16, 2005, the Company accelerated vesting of all outstanding unvested stock options. The decision to accelerate the vesting of these options was made primarily to reduce future compensation expense under SFAS 123R. As a result of the acceleration, options to purchase 558,446 shares of GSI Group Inc.’s common stock, which would otherwise have vested over the next 4 years, are now fully vested. All of these options were granted under the 1995 Award Plan. The Company recorded a compensation charge of $36 thousand as a result of the acceleration for the estimated forfeitures assumed for these awards, and it believes that this charge would have been substantially higher under SFAS 123R. The accelerated options represent approximately 16% of the total options presently outstanding. The accelerated options carried a total weighted average option exercise price per share of $10.64 as compared to the closing price of GSI Group Inc. common stock on December 16, 2005 of $10.93. In order to prevent unintended personal benefit to executive officers and directors, restrictions are imposed on any shares received through the exercise of accelerated options held by those individuals. Those restrictions prohibit the sales of shares purchased under accelerated options until the earlier of: 1.) the date on which the options would otherwise have vested under the original option grants; or 2.) twelve months from the date of acceleration; or 3.) termination of employment or resignation from the Board.

The Company also adopted outstanding warrants for the purchase of common stock issued to non-employee members of the General Scanning, Inc. Board of Directors under the 1995 Directors’ Warrant Plan of GSI. The warrants are subject to vesting as determined by a committee of the Board of Directors at the date of grant and expire ten years from the date of grant. During the year ended December 31, 2005, none were granted, cancelled, or exercised. At December 31, 2005, 51,186 warrants, of which all are exercisable, remain outstanding at prices ranging from $9.65 to $15.41 per share with the expiration dates ranging from 2006 through 2008. The warrants are included in the stock option activity table in this note.

In July 1999, the Company offered employee option holders an exchange of one option for each two options outstanding with exercise prices over $9.00 or Cdn$13.32. Under this exchange 243,597 options with exercise

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

price of $4.63 or Cdn$6.95 per share, the then-current market price of the stock, were granted with a new vesting schedule, and 487,194 options were cancelled. The Company is accounting for the replacement options as variable from July 1, 2000, in accordance with Financial Accounting Standard Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, until the options are exercised, forfeited or expire unexercised. The repriced option vesting period ended in July 2005. At that time, a nominal amount of unexercised options were cancelled. During 2005, the Company recorded $91 thousand in compensation expense, which is included in its results of operation and as additional paid in capital.

2006 Equity Incentive Plan

On March 7, 2006, the Compensation Committee submitted, and the Board of Directors has approved, the adoption of the 2006 Equity Incentive Plan, subject to shareholder approval at the Annual Meeting of Shareholders in May 2006. The 2006 Equity Incentive Plan is intended to correct structural deficiencies in the Second Restatement of the 1995 Equity Incentive Plan, and would, if adopted, control the award of equity incentive awards going forward. The 2006 Equity Incentive Plan generally provides for the sale or grant of various awards of, or the value of, shares of, the Company’s common stock, including stock options, restricted stock, stock appreciation rights, restricted stock and performance shares and units, performance-based awards, and stock grants, to officers, directors employees and certain consultants to the Company and its affiliates. The 2006 Equity Incentive Plan and a detailed summary description of its terms will be included in the Company’s 2006 Proxy Statement. The maximum number of shares of the Company’s common stock which may be issued pursuant to the 2006 Equity Incentive Plan is 6,906,000 shares, subject to adjustment in the event of certain corporate events and reduced by the number of shares already issued pursuant to awards under the Company’s 1992 and 1995 Equity Incentive Plans. As of the present date, there remain 1,770,521 shares available to issue to eligible participants going forward. The Company reserves the right to seek approval to issue additional shares to fund equity incentive awards in the event that it determines a future need. If adopted by the Shareholders, the Compensation Committee will administer the 2006 Equity Incentive Plan, determine the terms of all awards and otherwise decide all questions arising under the 2006 Equity Incentive Plan. Under the 2006 Equity Incentive Plan, outstanding options, stock appreciation rights, and restricted stock and restricted stock units not based on performance goals will continue to vest after a change of control, and will accelerate in full upon any termination of the participant’s employment within one year following the change of control. Restricted stock and restricted stock units based on performance goals will be deemed to have been satisfied upon a change of control. The 2006 Equity Incentive Plan will, if adopted, have a ten-year term.

Performance Based Incentive Stock Awards

On October 25, 2005, the Company established a 2005 Incentive Award program which, if the company reaches certain profit targets, will require the Company to make cash payments based upon the trading price of the Company’s common shares as of the date the Board approves the audited financial statements for the year ended December 31, 2005, times the number of shares earned under the 2005 Incentive Awards, if any. The 2005 Incentive Award program has a four-year term from 2005 through 2008, with awards triggered upon achieving certain operating income goals. It is the intention of the Board to convert the cash awards into performance-based restricted stock awards upon approval of the 2006 Equity Incentive Plan. In the event that the 2006 Equity Incentive Plan is not approved by the Shareholders, future awards, if any, would continue to be made in cash. As of December 31, 2005 the minimum operating income threshold was not achieved. Therefore, no payments were made to participants and no compensation expense was recorded either in the financial statements or in the disclosure of the pro forma effect of fair value stock based compensation on net income. The Company will continue to monitor the circumstances of these awards and make appropriate updates to the accounting as required.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Stock option activity for the years ended December 31, 2005, 2004 and 2003 is presented below.

	Options (thousands)	Weighted Avg. Exercise Price
Outstanding at December 31, 2002	3,676	$10.11
Granted	226	4.33
Exercised	(67)	5.95
Forfeited and expired	(374)	10.88

Outstanding at December 31, 2003	3,461	9.83
Granted	716	10.17
Exercised	(470)	5.68
Forfeited and expired	(98)	11.78

Outstanding at December 31, 2004	3,609	10.43
Granted	201	9.85
Exercised	(179)	4.89
Forfeited and expired	(66)	11.14

Outstanding at December 31, 2005	3,565	$8.21

Exercisable at December 31, 2005	3,565	$10.67

In December 2005, the Company accelerated the vesting of all outstanding unvested stock options. As a result of the acceleration, 558,446 shares of GSI Group Inc.’s common stock was immediately exercisable, subject to certain restrictions.

The following summarizes outstanding and exercisable options outstanding on December 31, 2005:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number of Options (000’s)	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Exercisable (000’s)	Weighted Average Exercise Price
$ 3.71 to $ 8.22	437	2.9 years	$5.16	437	$5.16
$ 8.35 to $ 8.90	485	2.6 years	$8.46	485	$8.46
$ 8.93 to $ 8.93	713	1.3 years	$8.93	713	$8.93
$ 9.36 to $10.08	292	3.2 years	$9.73	292	$9.73
$10.09 to $11.97	836	4.4 years	$10.29	836	$10.29
$11.97 to $16.75	398	1.9 years	$14.82	398	$14.82
$19.38 to $24.82	404	0.7 years	$19.77	404	$19.77

	3,565			3,565

Options outstanding include 102,500 options denominated in Canadian dollars with a weighted average exercise price of Canadian $17.81.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Employee Stock Purchase Plan

The Company sponsored a non-compensatory Employee Stock Purchase Plan (the “Purchase Plan”) plan where eligible employees may choose to have up to 7% of their base earnings withheld to purchase the Company’s common shares. The Company would make open market purchases and/or issue treasury common shares to satisfy employee subscriptions under the Purchase Plan. The stock was purchased semi-annually at certain Purchase Plan defined dates at a price equal to the lower of 85% of the fair market value of a common share at the beginning of the offering period or 85% of the fair market value of a common share at the end of the offering period. Fair market value, as defined by the Purchase Plan, is the weighted average sale price of the shares for the five (5) day period preceding the grant date and the exercise date. The Purchase Plan was discontinued on December 31, 2004 after which no future purchases of common shares will be made in accordance with the Purchase Plan. The Company discontinued the Purchase Plan due to the limited number of shares available under the Purchase Plan. At December 31, 2004, 27,476 shares were available in the Purchase Plan. During the two offerings in the period ended December 31, 2004, 51,347 shares were issued under the Purchase Plan at an average cost of $9.46 per share.

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

The net periodic benefit cost for the defined benefit pension plan was determined as follows:

	2005	2004	2003
Service cost	$—	$—	$81
Interest cost	1,308	1,021	931
Premiums and expenses	111	292	200
Expected return on plan assets	(955)	(867)	(671)
Recognized losses	383	1	183

Net Periodic Benefit Cost	$847	$447	$724

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The assumptions used to determine the net periodic benefit cost were as follows:

	2005	2004	2003
Weighted-average Discount Rate	6.4%	6.5%	6.0%
Weighted-average Rate of Compensation Increase	—	—	3.0%
Weighted-average Long-Term Rate of Return on Plan Assets	6.4%	6.5%	6.0%

The assumptions used to determine the accrued pension benefits (obligations) were as follows:

	2005	2004
Weighted-average Discount Rate	4.9%	5.3%
Weighted-average Rate of Compensation Increase	—	—
Rate of Inflation	3.0%	3.0%
Weighted-average Long-Term Rate of Return on Plan Assets	6.8%	7.0%

The estimates are based on actuarially computed best estimates of pension asset long-term rates of return and long-term rate of obligation escalation. Variances between these estimates and actual experience are amortized over the employees’ average remaining service life.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The most recent actuarial valuation of the plan was performed as at November 30, 2003. The extrapolation as at December 31 indicates the actuarial present value of the pension benefit obligation; the net assets available to provide for these benefits, at market value; and the funded status of the plan were as follows:

	2005	2004
Change in benefit obligation:
Projected benefit obligation at beginning of year	$26,219	$15,331
Interest cost	1,308	1,021
Actuarial changes in assumptions and experience	3,434	8,464
Benefits paid	(399)	(296)
Foreign currency exchange rate changes	(2,731)	1,699

Projected benefit obligation at end of year	$27,831	$26,219

Accumulated benefit obligation	$27,831	$26,219

Change in plan assets:
Fair value of plan assets at beginning of year	$15,463	$12,966
Actual return on plan assets	3,145	1,499
Employer contributions	436	450
Benefits paid	(399)	(296)
Foreign currency exchange rate changes	(1,640)	1,136
Other	—	(292)

Fair value of plan assets at end of year	$17,005	$15,463

Funded Status and Net Amounts Recognized:
Excess of projected benefit obligation over plan assets	$10,826	$10,756
Unrecognized actuarial loss	(9,750)	(9,881)

Net amount recognized	$1,076	$875

Amount recognized in the balance sheet consists of:
Accrued compensation and benefits	$1,076	$875
Accrued minimum pension liability	9,750	9,881
Accumulated other comprehensive loss	(9,750)	(9,881)

Net amount recognized	$1,076	$875

The excess projected benefit obligation over plan assets was up slightly in 2005 as compared to 2004. In both 2005 and 2004, the discount rate was set to the yield on the long dated AA rated UK corporate bonds. In 2005 the rate was 4.9% and in 2004 the discount rate was 5.3%. There was a change in actuarial assumptions during 2005, specifically an increase in the widely used actuarial indexes as it relates to the average life span of the population. This caused an increase in the excess PBO over plan assets. This increase, together with the slight change in the discount rate offset by the increase in the fair value of the plan’s assets caused the slight increase in the excess projected benefit obligation in 2005 as compared to 2004.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The Company’s pension plan asset allocations at December 31, 2005 and 2004 were as follows:

	2005	2004
Asset Category:
Equity securities	84%	79%
Debt securities	9	17
Real estate	—	—
Other	7	4

Total	100%	100%

The following table reflects the total expected benefit payments to plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s benefit obligation at year-end.

Expected Benefit Payments:
2006	$336
2007	364
2008	422
2009	489
2010	537
Thereafter	$3,815

The Company anticipates that the total expected contribution to the plan in 2006 to be approximately $1.6 million. It is the Company’s practice to fund the plan sufficient to meet the benefits while also allowing for future UK price inflation. The Company also funds the plan to meet the minimum required by UK laws.

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

The assumptions that are used to value the costs and obligations of the plan reflect the Japanese economic environment. The Company continues to fund the plan sufficient to meet current benefits as well as fund a certain portion of future benefits as permitted in accordance with regulatory authorities. An actuarial valuation of the plan was conducted as of December 31, 2004. Prior to this date, the Company did not have an actuarial valuation of this plan.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The net periodic benefit cost for the defined benefit pension plan was determined as follows:

	2005	2004
Service cost	200	$178
Interest cost	29	27
Expected return on plan assets	(3)	(4)
Recognized losses	—	1

Net Periodic Benefit Cost	$226	$202

The assumptions used to determine the net periodic benefit cost were as follows:

	2005	2004
Weighted-average Discount Rate	2.0%	2.0%
Weighted-average Rate of Compensation Increase	3.4%	3.4%
Weighted-average Long-Term Rate of Return on Plan Assets	0.8%	0.8%

The assumptions used to determine the accrued pension benefit (obligation) were as follows:

	2005	2004
Weighted-average Discount Rate	2.0%	2.0%
Weighted-average Rate of Compensation Increase	3.4%	3.4%
Weighted-average Long-Term Rate of Return on Plan Assets	0.8%	0.8%

The estimates are based on actuarially computed best estimates of pension asset long-term rates of return and long-term rate of obligation escalation. Variances between these estimates and actual experience are amortized over the employees’ average remaining service life.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The most recent actuarial valuation of the plan was performed as at December 31, 2004 indicates the actuarial present value of the pension benefit obligation; the net assets available to provide for these benefits, at market value; and the funded status of the plan were as follows:

	2005	2004
Change in benefit obligation:
Projected benefit obligation at beginning of year	$1,547	$1,383
Service cost	200	178
Interest cost	29	27
Actuarial changes in assumptions and experience	—	(21)
Benefits paid	(55)	(71)
Foreign currency exchange rate changes	(183)	51

Projected benefit obligation at end of year	$1,538	$1,547

Change in plan assets:
Fair value of plan assets at beginning of year	$384	$266
Actual return on plan assets	3	4
Employer contributions	200	171
Benefits paid	(55)	(71)
Foreign currency exchange rate changes	(52)	14

Fair value of plan assets at end of year	$480	$384

Funded Status and Net Amounts Recognized:
Excess of projected benefit obligation over plan assets	$1,058	$1,163
Unrecognized actuarial gains	21	23
Unamortized amount	(829)	(1,004)

Net accrued pension liability recognized	$250	$182

Amount recognized in the balance sheet consists of:
Accrued compensation and benefits	$694	$182
Intangible asset	(444)	—
Accrued minimum pension liability	—	—
Accumulated other comprehensive loss	—	—

Net amount recognized	$250	$182

The Company’s pension plan asset allocations at December 31, 2005 and 2004 were as follows:

	2005	2004
Asset Category:
Equity securities	—%	—%
Debt securities	—	—
Real estate	—	—
Insurance contracts	100	100

Total	100%	100%

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The Company anticipates that the total expected contribution to the plan in 2006 to be approximately $94 thousand. The objective of the plan asset is to preserve principal and is invested in insurance related investments. There was no significant change in the investment strategy of this plan during 2005.

Defined Contribution Plans

The Company has defined contribution employee savings plans in Canada, the United Kingdom, and the United States. In the United States, the provisions of Section 401(k) of the Internal Revenue Code under which its United States employees may make contributions govern the plan. The Company matches the contributions of participating employees on the basis of percentages specified in each plan. Company matching contributions to the plans were $2.8 million in 2005 (2004—$2.5 million; 2003—$1.6 million).

8. Income Taxes

	2005	2004	2003
Income (loss) from continuing operations before income taxes:
Canadian	$2,699	$1,927	$(1,459)
International	11,165	43,059	(389)

Total	$13,864	$44,986	$(1,848)

Details of the income tax provision (benefit) are as follows:

	2005	2004	2003
Current
Canadian	$689	$451	$640
International	4,089	18,449	(366)

	4,778	18,900	274
Deferred
Canadian	—	(85)	(3,834)
International	(571)	(15,300)	3,882

	(571)	(15,385)	48

Income tax provision	$4,207	$3,515	$322

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The income tax provision (benefit) reported differs from the amounts computed by applying the Canadian rate to income (loss) before income taxes. The reasons for this difference and the related tax effects are as follows:

	2005	2004	2003
Expected Canadian tax rate	36.1%	37.0%	37.0%
Expected income tax provision (benefit)	$5,005	$16,645	$(684)
Non-deductible expenses	100	(121)	(55)
International tax rate differences	32	(779)	52
Change in valuation allowance	(1,520)	(14,138)	1,821
Losses and temporary differences, the benefit of which has not been recognized	(676)	1,600	1,803
Contingencies	704	(204)	(2,662)
Other items, including state taxes	562	512	47

Reported income tax provision	$4,207	$3,515	$322

Judgment is required in determining the Company’s worldwide income tax expense provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities as at December 31 are as follows:

	2005	2004
Deferred tax assets
Operating tax loss carryforwards	$21,699	$25,005
Compensation related deductions	2,258	1,910
Tax credits	7,635	7,439
Restructuring and other accrued liabilities	4,491	4,634
Deferred revenue	1,453	668
Inventory	2,782	3,644
Tax effect of UK pension liability	2,925	3,227
Book and tax differences on fixed assets	2,157	1,206
Intangibles	3,039	3,175

Total deferred tax assets	48,439	50,908
Valuation allowance for deferred tax assets	(17,685)	(19,450)

Net deferred income tax assets	$30,754	$31,458

Deferred tax liabilities
Fixed assets	$—	$—
Amortization of intangibles	(13,252)	(11,521)

Total deferred tax liabilities	$(13,252)	$(11,521)

Allocated as follows:
Net deferred income tax assets—short-term	10,630	13,094
Net deferred income tax assets—long-term	20,124	18,364
Net deferred income tax liabilities—long-term	(13,252)	(11,521)

Net deferred income tax assets	$17,502	$19,937

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The Company recorded a tax provision of $4.2 million during the 2005 fiscal year.

In determining our fiscal 2005, and 2004 tax provisions under SFAS No. 109, “Accounting for Income Taxes”, management determined the deferred tax assets and liabilities for each separate tax entity. Management then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred assets. In 2004, a valuation allowance of $14.1 million was reversed due to sufficient positive evidence that existed to support its reversal.

We have recorded valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning strategies in determining the need for valuation allowances. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which such a determination was made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. In order to realize our deferred tax assets, we must demonstrate our ability to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

The current and deferred tax provision are calculated based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the third quarter of the subsequent year.

The Company has provided a valuation allowance of $17.7 million primarily against losses in the parent company and subsidiaries with an inconsistent history of taxable income and losses due to the uncertainty of their realization. In addition, the Company has provided a valuation allowance on foreign tax credits, due to the uncertainty of generating foreign earned income to claim the tax credits. The Company believes it is more likely than not that the remaining deferred tax assets will be realized principally through future taxable income and carry backs to taxable income in prior years and tax planning strategies. If actual results differ from those expected, or if we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by taking a charge to the consolidated statements of operations, which may have a material adverse effect on our results of operations. The Company is always subject to audit by tax authorities and has accrued for probable expenses. Actual assessments may differ materially from amounts accrued.

At December 31, 2005, the Company had loss carry forwards of approximately $65.1 million available to reduce future years’ income for tax purposes. Of this amount, approximately $1.2 million expires in 2006, $22.8 million expires between 2007 and 2010, $2.2 million expires between 2011 and 2023 and $38.9 million can be carried forward indefinitely.

At December 31, 2005, the Company had tax credits of approximately $7.6 million available to reduce future years’ income for tax purposes. Of this amount, approximately $1.7 million expires between 2007 and 2010, $3.5 million expires between 2011 and 2020, $0.5 million expires in 2023 and $1.9 million can be carried forward indefinitely.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

During the year ended December 31, 2005, the Company recognized a corporate tax deduction associated with the exercise of employee stock options. The tax benefit associated with these option exercises is approximately $0.1 million and has been included as a separate component of additional paid-in capital. The Company recorded a return adjustment in 2005 associated with the exercise of employee stock options for fiscal 2004. This adjustment of $0.1 million has reduced additional paid-in capital.

The Company has an affiliate in a jurisdiction that has been granted a tax holiday which expired at the end of 2005. The Company will benefit from a reduced tax rate over the next three years.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $94.3 million at December 31, 2005. The Company has not recorded a provision for withholding tax on undistributed earnings of foreign subsidiaries, as the Company currently has no plans to repatriate those earnings. Determination of the amount of unrecognized deferred tax liabilities is not practicable because of the complexities associated with its hypothetical calculation.

Income taxes paid during 2005 were $6.8 million (2004 $13.3 million; 2003—$1.4 million).

American Jobs Creation Act of 2004

Our cash balances are held in numerous locations throughout the world, including amounts held outside the United States. Most of the amounts held outside the United States could not be repatriated to the United States and would not be subject to the law defined under the American Jobs Creation Act of 2004, as the Company is a Canadian corporation and the majority of our foreign locations are wholly owned by the Canadian corporation. The Company did not repatriate foreign earnings in fiscal 2005.

The American Jobs Creation Act of 2004 (the “Jobs Act”), provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by it board of directors. Certain other criteria in the Jobs Act must be satisfied as well.

9. Related Party Transactions

Richard B. Black is a director of the Company and is also the President and Chief Executive Officer of ECRM, Inc. ECRM manufactures laser systems equipment for the printing and publishing industry. Westwind Air Bearings Inc. (“Westwind US”) was acquired by GSI Group Corporation, a wholly owned subsidiary of the Company, in December, 2003 and was merged into GSI Lumonics Corporation, in June, 2004. During the year ended December 31, 2005, ECRM purchased $0.3 million (2004—$0.1 million) of equipment from Westwind US and the Westwind business unit of GSI Group Corporation. Receivables from ECRM, Inc. of $51 thousand and nil as at December 31, 2005 and 2004; respectively, are included in accounts receivable on the balance sheet.

The Company recorded $5.6 million as sales revenue to Sumitomo Heavy Industries Ltd., a significant shareholder in the year ended December 31, 2005 (2004—$5.6 million and 2003—$4.8 million) at amounts and terms approximately equivalent to third party transactions. Receivables from Sumitomo Heavy Industries Ltd. of $0.4 million and $0.6 million at both December 31, 2005 and 2004, respectively, are included in accounts receivable on the balance sheet. The Company purchases raw materials from Sumitomo at amounts and terms

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

approximately equivalent to third-party transactions. The Company purchased $0.2 million and nil from Sumitomo in the year ended December 31, 2005 and 2004; respectively. Payables due to Sumitomo Heavy Industries Ltd. of $9 thousand and $8 thousand as at December 31, 2005 and 2004; respectively, are included in accounts payable on the balance sheet.

On February 23, 2000, the Company entered into an agreement with V2Air LLC relating to the use of V2Air LLC’s aircraft for Company purposes. V2Air LLC is owned by the Company’s President and Chief Executive Officer, Charles D. Winston. Pursuant to the terms of such agreement, the Company is required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the year ended December 31, 2005, the Company reimbursed V2Air LLC approximately $102,000 (2004— $142,000 and 2003—$131,000) under the terms of such Agreement.

10. Restructuring and other

Restructuring charges

	Year Ended December 31,
	2005	2004	2003
Restructuring charges	$457	$573	$3,392
Reversal of restructuring charges	—	—	(164)

Total restructuring charges	457	573	3,228

Several significant markets for our products had been in severe decline from 2000 through early 2003 and the Company responded by streamlining operations to reduce fixed costs.

During fiscal 2000, the Company took restructuring charges resulting from the Company’s decision to exit the high powered laser product line that was produced in its Rugby, United Kingdom facility. As part of this restructuring the Company recorded a charge for excess capacity at a leased facility in Munich, Germany where high power laser systems operations were conducted. Additionally, for our Farmington Hills, Michigan and Maple Grove, Minnesota facilities, we accrued an anticipated loss on our contractual obligations to guarantee the value of the buildings. This charge of $6.0 million was estimated as the excess of our cost to purchase the buildings over their estimated fair market value. Additionally, in the fourth quarter of fiscal 2001, the Company took an additional charge for excess capacity in the German facility. The lease costs primarily related to future contractual obligations under operating leases, net of expected sublease revenue on leases that the Company cannot terminate. The restructuring is complete, except for costs that are expected to be paid on the leased facilities in Munich, Germany (lease expiration January 2013) and Nepean, Ontario (lease expiration January 2006). The remaining provision balance for restructuring charges taken in 2000 and 2001 was nil at December 31, 2005 and $0.1 million at December 31, 2004.

In 2002, the Company recorded charges of approximately $0.8 million for an adjustment to earlier provisions for leased facilities in the United States and Germany. An accrual was made related to earlier provisions for the Munich, Germany leased facility for $0.5 million. The Company estimated the restructuring charge for the Munich, Germany facility based on contractual payments required on the lease for the unused space, less what is expected to be received for subleasing. The Company will amortize the amount accrued over the life of the lease. The Company also took a further write-down of $0.2 million on the buildings in Kanata, Ontario and Rugby, United Kingdom and a $0.1 million write-off for fixed assets in Kanata, Ontario. The result

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

of restructuring activities in 2002 established three new primary business segments: Components Group (now called Precision Motion Group), Laser Group and Laser Systems Group. The Company still operates under this structure today. In addition, it also provided improved working capital management, which substantially reduced investment in receivables and inventories. The remaining provision balance for restructuring charges taken in 2002 was nil at December 31, 2005 and $0.2 million at December 31, 2004.

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

As part of its review of the restructuring actions taken in prior years, during 2003 the Company took an additional $0.3 million restructuring charge for the anticipated loss on the market value of the Farmington Hills, Michigan and Maple Grove, Minnesota facilities, on which the Company first took a restructuring charge in 2000, as noted above. Also, the Company took an additional charge of $0.3 million in 2003 to write-down the net book value of the Kanata, Ontario facility to its estimated fair market value. The Company had previously written down the Kanata, Ontario facility in 2002, as noted above. In the fourth quarter of 2003, the Company recorded an additional restructuring provision of $0.7 million for the Munich, Germany facility. This additional charge was necessary in light of the continued decline in the commercial real estate lease rates in that market as compared to our lease rate and the longer time anticipated finding a subtenant. The lease on the Munich office continues through January 2013. As the commercial real estate market is difficult to predict, the Company will continue to evaluate the restructuring accrual associated with the Munich office and will adjust the provisions as required.

Cumulative cash payments of approximately $1.9 million and non-cash draw-downs of $0.7 million and reversal of expense of $0.1 million have been applied against the provisions taken in 2003, resulting in a remaining provision balance of $0.4 million as at December 31, 2005, which is related to the accrual on the Munich office.

2004

The Company evaluated the previous restructuring accruals that it had made related to the excess space in the Munich facility during the fourth quarter of 2004. It was determined that an additional charge of $0.6 million

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

was needed due to continued softness in the Munich commercial market. The Company estimated the restructuring charge for the Munich, Germany facility based on contractual payments required on the lease for the unused space, less the amount expected to be received for subleasing the facility. Because this is a long-term lease that extends until 2013, the Company will draw-down the amount accrued over the life of the lease. The remaining provision balance at December 31, 2005 is $0.6 million.

2005

The Company evaluated the previous restructuring accruals that had been made for the excess space in the Munich facility during the fourth quarter of 2005. It was determined that an additional charge of $0.5 million was needed due to a continued softness in the Munich commercial market. The Company estimated the restructuring charge for the Munich, Germany facility based on contractual payments required on the lease for the unused space, less the amount expected to be received for subleasing the facility. Because this is a long-term lease that extends until 2013, the Company will amortize the amount accrued over the life of the lease. The Company is actively looking to attract a prospective tenant to sublet the facility to reduce its financial exposure. A sublease arrangement will most likely be substantially below the rate that the Company is obligated to pay for the lease. Therefore, future sublease market conditions may require the Company to make further adjustments to this restructuring reserve. The remaining provision balance at December 31, 2005 is $0.5 million. We expect to complete a lease contract on the Munich property in the next few days. The lease, while subject to change, is for 60 months beginning in 2006 with an option to renew to April 2013.

The following table summarizes changes in the restructuring provision.

	Severance	Facilities	Total
	(In millions)
Provision at December 31, 2002	$1.2	$7.6	$8.8
Charges during 2003	1.8	1.6	3.4
Reversals during 2003	(0.2)	—	(0.2)
Cash payments 2003	(2.8)	(7.1)	(9.9)
Non-cash draw-down 2003	—	(0.7)	(0.7)

Provision at December 31, 2003	—	1.4	1.4
Charges during 2004	—	0.6	0.6
Cash payments 2004	—	(0.4)	(0.4)

Provision at December 31, 2004	—	1.6	1.6
Charges during 2005	—	0.5	0.5
Cash payments 2005	—	(0.7)	(0.7)

Provision at December 31, 2005	$—	$1.4	$1.4

Other

	Year Ended December 31,
	2005	2004	2003
Royalties	—	—	(217)
Rental income on excess facilities	(725)	—	—
Loss on sales of facilities	370	—	—
Write-off of notes receivable	—	—	563
Write-off of unused fixed assets	—	—	485

Total other	$(355)	$—	$831

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The Company recorded rental income of $0.7 million primarily related to its excess facilities during 2005. The Farmington Hills, Michigan facility was sublet in February and the Maple Grove facility was sublet in May of 2005. There were no subleasing arrangements for any of the Company’s excess facilities in 2004. The Company sold its Farmington Hills, Michigan facility for $6.5 million on September 15, 2005. This sale resulted in a gain of $4 thousand in 2005. The Company sold its facility in Nepean, Ontario in May 2005 for Canadian $2.1 million (approximately US $1.7 million). The Company recorded a loss of $0.2 million on this building sale. The Company entered into negotiations to sell the Maple Grove, Minnesota building and land during the fall of 2005 and on January 5, 2006 the Company sold the facility for $6.3 million. Because the estimated net sales proceeds were less than the net book value of the facility, the Company recorded a write-down of $0.2 million for the estimated loss on the expected sale of the Maple Grove facility in December 2005. There were no building sales in 2004.

Other income (expense)

During 2005, the Company recorded an expense for a payment to former MicroE shareholders amounting to $0.1 million related to certain tax matters. In addition, the Company received a dividend of $8 thousand on its minority equity investment in a private United Kingdom company. The Company recorded a charge related to the settlement of a legal matter for $5 thousand during 2005. During 2004, the Company recorded a $0.1 million gain on translation on the liquidation of a subsidiary. During 2003, the Company wrote-off approximately $0.6 million on notes receivable from Robotic Vision Systems Inc. (“RVSI”). Because of the default in payment of the notes receivable in March 2003, the Company terminated RVSI’s rights to use the technology and has pursued an injunction to prevent RVSI from utilizing or licensing the Company’s technology. Additionally, the Company recorded a benefit during 2003 of approximately $0.2 million for royalties earned on a divested product line and earned as part of a litigation settlement agreement. In 2003, the Company recorded a charge of approximately $0.5 million to write-off excess and unused equipment.

11. Commitments and Contingencies

Operating leases

The Company leases certain equipment and facilities under operating lease agreements. Most of these lease agreements expire between 2006 and 2013. In the United Kingdom where it is more common, the Company has leases that extend through 2078. The facility leases require the Company to pay real estate taxes and other operating costs. The rent on certain leases is subject to escalation clauses in future years. For the year ended December 31, 2005, lease expense was approximately $4.6 million (2004—$4.2 million, 2003—$3.2 million).

Minimum lease payments under operating leases expiring subsequent to December 31, 2005 are:

2006	$4,270
2007	3,846
2008	2,251
2009	1,443
2010	1,292
Thereafter	17,016

Total minimum lease payments	$30,118

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Recourse receivables

In Japan, where it is customary to do so, the Company discounts certain customer notes receivable at a bank with recourse. The Company’s maximum exposure was $0.7 million at December 31, 2005 (2004—$0.8 million). The book value of the recourse receivables approximates fair value. During 2005, the Company received cash proceeds relating to the discounted receivables of $3.9 million (2004—$5.1 million). Recourse receivables are included in accounts receivable on the balance sheet.

Legal proceedings and disputes

The Company’s French subsidiary is subject to a claim by a customer of its French subsidiary that a Laserdyne 890 system, which was delivered in 1999, had unresolved technical problems that resulted in the customer’s loss of revenue and profit, plus the costs to repair the machine. In May 2001, the Le Creusot commercial court determined that the Company had breached its obligations to the customer and that it should be liable for damages. An expert appointed by the Le Creusot commercial court had filed an initial report, which estimated the cost to repair the machine at approximately French Franc 0.8 million (or approximately US$0.2 million). In the third quarter of 2003, the Company was notified that the customer is seeking cost of repairs, damages and lost profits of Euro 1.9 million (approximately US$2.6 million). In July 2004, a court appointed expert estimated the actual damages at Euro $0.9 million (or approximately $1.2 million). The customer has not paid €0.3 million (or approximately $0.4 million) of the purchase price for the system, which the Company believes it may offset against any damages. The Company has fully reserved this receivable.

During the second quarter of 2005, the Company’s French subsidiary filed for bankruptcy protection, which was granted by the French courts on July 7, 2005. On January 25, 2006, the commercial court of Creusot held a hearing on the amount the customer could properly claim under French bankruptcy law. The Customer proposed €1,572,531 (approximately $1.87 million), and Company argued that the amount should be €598,079 (approximately $712,203).

The commercial court in Creusot is expected to render a final decision as to the damage amount that can be claimed by customer under the bankruptcy in the next few months. As a result of the bankruptcy petition, any claims on this matter in excess of available assets in the bankruptcy estate would have to be brought against the French subsidiary’s parent in its home jurisdiction, which is the United Kingdom. At this time, the Company does not believe it will be required to make a payment regarding this action as the costs to pursue a foreign action in the United Kingdom would be substantial relative to the amount in dispute. Accordingly, and nothing has been accrued in the financial statements.

The Company has made claims for indemnification and breaches of warranty under the asset purchase agreement against Lumenis Ltd. and Spectron Cosmetics Ltd. (f/k/a Spectron Laser Systems Limited) (collectively “Spectron”). The Company filed its claim in the English courts on July 29, 2005 as a result of defects in the line of laser products purchased under the asset agreement, and related claims. The Company has also put Spectron on notice of the Company’s intent to file a second action against Spectron for fraud in connection with representations made to the Company by Spectron pre-sale concerning the viability of Spectron’s DPSS product line. As part of the asset purchase agreement, $1.3 million was deposited into escrow, which amount remains in the hands of the escrow agent. The Company filed a claim for the entire escrow balance, as well as additional amounts in excess of the escrow account. The Company has recorded in other current assets a receivable of £0.4 million (approximately $0.7 million) for certain indemnification claims, and for a purchase price adjustment as part of the Company’s initial purchase accounting. One customer, Hapa, thereafter raised a warranty claim associated with lasers sold by Spectron prior to the acquisition. Hapa has made

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

the same demand to Spectron, and the Company has sent a formal demand to Spectron for indemnification from the Hapa claim. No lawsuit has been filed by Hapa. To date, no customer claims are the subject of any legal proceeding. It is not possible to determine the amount of recovery, if any, which the Company may ultimately receive from the Spectron litigation, but the Company anticipates that at least the amount recorded as a receivable will be recovered. Additionally, it is not possible to determine any amounts that we may have to pay to satisfy Spectron customer warranty claims, although it is expected that any such amounts would be included in any future settlement with Spectron.

On May 13, 2005, the Company gave notice of its intention to assert a claim in an amount of approximately $1.6 million against an escrow account between the Company and MicroE shareholders for certain potential tax liabilities under the agreement and plan of merger with MicroE. The Company and MicroE shareholders subsequently entered into a written Settlement Agreement pursuant to which the parties exchanged mutual releases, the Company retained a $144,000 escrow against potential tax liability associated with MicroE’s pre-acquisition transfer pricing practices in Japan, and the Company released remaining escrow proceeds to MicroE shareholders in the fall of 2005. The company believes the remaining escrow is sufficient to cover any contingent liability for MicroE’s pre-acquisition transfer pricing practices.

During 2003, the Company wrote-off approximately $0.6 million on notes receivable from Robotic Vision Systems Inc. (“RVSI”), and terminated RVSI’s license to use the technology. The Company also obtained an injunction in the United States District Court for the Eastern District of New York in January 2004. RVSI subsequently filed a bankruptcy petition in the United States Bankruptcy Court for New Hampshire, and certain of its assets were then sold, including those that potentially use the Company’s technology. RVSI and the Company thereafter entered into a settlement whereby the Company reserved its right to assert future claims against the purchaser of RVSI’s assets in bankruptcy, and in turn exchanged reciprocal general releases with RVSI.

As the Company has disclosed since 1994, the Lemelson Foundation and related parties commenced legal proceedings in the United States District Court for Las Vegas against a number of United States manufacturing companies, including companies that have purchased systems from the Company. The plaintiff in the proceedings has alleged that certain equipment used by these manufacturers infringes patents claimed to be held by the plaintiff. While the Company is not a defendant in any of the proceedings, several of the Company’s customers have notified the Company that, if the plaintiff successfully pursues infringement claims against them, they may require the Company to indemnify them to the extent that any of their losses can be attributed to systems sold to them by the Company. Due to (i) the relatively small number of systems sold to any one of the Company’s customers involved in this litigation, (ii) the low probability of success by the plaintiff in securing judgment(s) against the Company’s customers and (iii) the findings in a countersuit that the patents that are the basis for the litigation are unenforceable and invalid, although these findings are being appealed, the Company does not believe that the outcome of any of these claims individually will have a material adverse effect upon the Company’s financial condition or results of operations. No assurances can be given, however, that these or similar claims, if successful and taken in the aggregate, would not have a material adverse effect upon the Company’s financial condition or results of operations. In January 2004, the U.S. District Court in Las Vegas granted a declaratory judgment in favor of Cognex Corporation holding that 14 patents asserted by the Lemelson Foundation are invalid and unenforceable, and not infringed by Cognex. In September 2005, the United States Court of Appeals for the Federal Circuit affirmed the District Court decision. In December 2005, Lemelson voluntarily dismissed with prejudice all machine vision claims against all defendants. The Company believes that the Cognex rulings and the dismissals with prejudice conclude further exposure to the Company and its customers.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

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

Historically, we have not made any significant payments under such indemnifications. At December 31, 2005 and December 31, 2004, nothing has been accrued in the consolidated balance sheet with respect to these indemnification undertakings.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

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

12. Financial instruments

Cash equivalents, short-term and long-term investments

At December 31, 2005, the Company had $43.7 million invested in cash equivalents predominately denominated in United States dollars and British Pounds Sterling with maturity dates between January 3, 2006 and February 1, 2006. At December 31, 2004, the Company had $48.3 million invested in cash equivalents with maturity dates between January 1, 2005 and March 10, 2005. At December 31, 2005 and 2004, cost approximates fair value.

At December 31, 2005, the Company had $26.8 million in short-term investments with maturity dates between January 3, 2006 and February 16, 2006. At December 31, 2004 the Company had $3.0 million in short-term investments and $5.0 million in long-term investments with maturity dates between February 3, 2005 and December 31, 2005. These are recorded at fair value based upon market quotes. At both December 31, 2005 and 2004, the unrealized gain (loss) on the short-term and long-term investments was not material. As discussed in Note 4 to the financial statements, $5.0 million of short-term investments at December 31, 2005 and long-term investments at December 31, 2004 are pledged as collateral for the Bank of America hedge agreement at December 31, 2005. Long-term investments at December 31, 2005 and also included in long-term investments at 2004 is a 20% equity investment in a private United Kingdom company, Laser Quantum valued at GBP 0.4 million (approximately $0.6 million and $0.7 million at December 31, 2005 and 2004, respectively). This is recorded at cost. The Company does not have the ability to exercise significant control over this investment. It is not practicable to determine the fair value of this investment and there have been no indicators of impairment.

Derivative financial instruments

The Company only uses derivatives for hedging purposes. The following is a summary of the Company’s risk management strategies and the effect of these strategies on the Company’s consolidated financial statements.

At December 31, 2005, we had no open hedge contracts. Additionally, we had one short term currency swap that matured in December of 2005 that had settled in January 2006. The currency swap is an exchange for Yen valued at $8.7 million United States dollars with an aggregate fair value loss of $0.2 million after-tax recorded in the Statement of Operations. At December 31, 2004, the Company had twelve United States dollars to British Pound Sterling forward exchange contracts to purchase $8.6 million United States dollars and three Yen to United States dollars forward exchange contracts to purchase $11.5 million United States dollars with a combined aggregate fair value loss of $0.1 million included in foreign exchange transaction gains (losses).

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Additionally, at December 31, 2004, the Company had one long-term currency swap contract, with a maturity date in December 2005, in exchange for Yen valued at $8.7 million United States dollars with an aggregate fair value loss of $1.7 million after-tax recorded in accumulated other comprehensive income.

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

13. Segment Information

General description

The Company manages its business to reflect its three core businesses: precision motion components, lasers and laser systems. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution. There were no changes in the structure of the segments during 2005 or 2004.

The president and chief executive officer has been identified as the chief operating decision maker (“CODM”) in assessing the performance of the segments and the allocation of resources to the segments. The CODM evaluates financial performance based on measures of profit or loss from operations before income taxes excluding the impact of acquired in-process research and development, restructuring and other, gain (loss) on sale of assets and investments, interest income, interest expense, and foreign exchange transaction gains (losses). Certain corporate-level operating expenses, including corporate marketing, finance, and administrative expenses, are not allocated to operating segments. Intersegment sales are based on negotiated prices between segments to approximate market prices. All intersegment profit, including any unrealized profit on ending inventories, is eliminated on consolidation. The accounting policies of the segments are the same as those described in note 1.

Beginning with the first quarter of 2005, the Company and CODM decided to include amortization of intangibles in the segments’ results of operations to reflect more fully expenses attributable to the businesses. For comparative purposes, the Precision Motion Group and Laser Group segments’ operating income for 2004 and 2003 have been restated to include amortization. This change had no impact on the Company’s consolidated results of operations or its financial position. There is no amortization associated with the Laser Systems’ Group segment. The amortization of purchased intangibles not allocated to a segment is related to amortization of intangibles from the merger of General Scanning and Lumonics. The current business segment structure did not

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

exist at the time of the merger; therefore it is impractical to allocate the amortization to a particular segment. During the third quarter of 2005, the Company determined that sales of certain parts in Asia-Pacific, which are sold by both the Lasers and Laser Systems Groups, should be included in the results of the Laser Systems Group segment to more accurately reflect which segment’s customers purchased the parts. As a result, the Company has reclassified from the Laser Group to the Laser Systems Group similar sales and cost of goods sold in 2004 and 2003. This reclassification had no impact on the consolidated results of operations for the Company.

The Company’s operations include three reportable operating segments: the Precision Motion segment (Precision Motion); the Laser segment (Laser Group); and the Laser Systems segment (Laser Systems). The Components Group has been renamed the Precision Motion Group. This name change more accurately reflects its business, but had no change on the operation or the results of the segment.

Precision Motion Group

The Company’s component products include technologies for precision motion and motion control focused in niche markets. The products are designed and manufactured at the Company’s facilities in Billerica and Natick, Massachusetts, Moorpark, California, Poole, England, and Suzhou, China, and a design facility in Lafayette, Colorado. The products are sold directly, or in some territories, through distributors, to original equipment manufacturers (“OEMs”). Products include optical scanners and subsystems for applications in materials processing, test and measurement, alignment, inspection, displays, imaging, graphics, vision, rapid prototyping, and medical use. The Precision Motion Group also manufactures printers for certain medical end products such as defibrillators, patient care monitors and cardiac pacemaker programmers, as well as optical subsystems used in medical imaging. The Company also manufactures precision optics for OEM customers in the aerospace and semiconductor industries. The encoder division of DRC, which was integrated into the Billerica manufacturing operations in 2003, supplies industrial feedback devices for motion control systems in both linear and rotary applications. The acquisition of Westwind in December 2003 expanded the Company’s capabilities to include designing, producing and selling high speed rotary motion components based on advanced air bearings technology. Principal markets include electronics, data storage, imaging, industrial and semiconductor. The acquisition of MicroE in May 2004 further enhanced the Company’s technology base with design and manufacturing capability for high precision motion control applications in data storage, electronics, test and measurement, semiconductor, industrial automation and medical markets.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

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

Segments

Information on reportable segments is as follows:

	Year Ended December 31,
	2005	2004	2003
Sales
Precision Motion	$139,914	$152,726	$73,762
Laser Group	39,566	46,692	33,910
Laser Systems	88,201	148,161	83,354
Intersegment sales elimination	(6,897)	(17,567)	(5,465)

Total	$260,784	$330,012	$185,561

Profit from operations before income taxes
Precision Motion	$18,814	$23,035	$14,471
Laser Group	(747)	1,517	642
Laser Systems	10,462	40,846	8,112

Total by segment	28,529	65,398	23,225
Unallocated amounts:
Corporate expenses	16,511	18,204	19,148
Amortization of purchased intangibles	106	937	4,104
Acquired in-process research and development	—	390	—
Restructuring	457	573	3,228
Other not allocated to a segment	9	—	831

Income (loss) from operations	$11,446	$45,294	$(4,086)

The CODM does not review asset information on a segmented basis and the Company does not maintain assets on a segmented basis, therefore a breakdown of assets by segments is not included.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

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

	Year Ended December 31,
	2005		2004		2003
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(In millions $, except %)
Revenues from external customers:
North America	$104.8	40%	$139.1	43%	$93.4	50%
Latin and South America	1.4	1	1.4	—	1.1	1
Europe	44.7	17	53.2	16	27.4	15
Japan	44.7	17	76.0	23	36.1	19
Asia-Pacific, other	65.2	25	60.3	18	27.6	15

Total	$260.8	100%	$330.0	100%	$185.6	100%

	As at December 31,
	2005	2004
Long-lived assets and goodwill:
USA	$67,055	$85,636
Canada	—	2,066
Europe	33,434	38,662
Japan	946	665
Asia-Pacific, other	2,203	530

Total	$103,638	$127,559

Major Customers

There was no one customer in 2005 that accounted for at least 10% of the Company’s revenues. In 2004, one customer in our Laser Systems segment accounted for 10.2%, or $33.8M, of our total sales. No other customers in 2004 and no customers in 2003 exceeded 10% of the Company’s revenues.

14. Differences between United States and Canadian Generally Accepted Accounting Principles (GAAP)

Significant differences between United States and Canadian GAAP are described below.

(a)	Cash Equivalents

Under U.S. GAAP, certain marketable investments, which are considered to be “available-for-sale” securities, are measured at market value, with the unrealized gains or losses included in comprehensive income. Under current Canadian GAAP, the concept of comprehensive income is not applicable and these investments are measured at amortized cost. For 2005, the unrealized gains of $2 thousand are included in the U.S. GAAP amount.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

(b)	Income taxes

This represents the tax effect of adjustments to arrive at Canadian GAAP.

(c)	Property, Plant and Equipment and Intangible Assets

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

(d)	Accrued Minimum Pension Liability

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

(e)	Stock Based Compensation

Effective January 1, 2004, under Canadian GAAP, the Company was required to measure and expense stock based compensation using a fair value method. This change was applied on a retroactive basis with restatement of Canadian GAAP for prior comparative periods. Under U.S. GAAP, the Company uses the intrinsic value method for accounting for its stock option plans. Under this method, no stock based compensation expense is recorded in the financial statements, unless the exercise price of an option differs from the fair market value of the underlying stock on the date of grant. Further, under U.S. GAAP, if there has been a modification of terms of a stock option, which requires the use of variable accounting, stock compensation expense will be recorded with the offset included as a component of stockholders’ equity.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

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

Net income (loss)

			For the Years Ended
	Ref.		December 31, 2005	December 31, 2004	Restated(e) December 31, 2003
Net income (loss) — as reported in U.S. GAAP			$9,657	$41,471	$(2,170)
Differences due to:
• Differences in depreciation and amortization resulting from different merger accounting methods	(c	)	105	802	3,548
• Stock compensation recorded under fair value method	(e	)	(3,012)	(4,404)	(2,706)
• Stock compensation recorded as a result of variable accounting	(e	)	(55)	(64)	208
• Differences in tax expenses	(b	)	4	(397)	—

Net income (loss)—Canadian GAAP			$6,699	$37,408	$(1,120)

Net income (loss) per common share—basic—Canadian GAAP			$0.16	$0.91	$(0.03)
Net income (loss) per common share—diluted—Canadian GAAP			$0.16	$0.89	$(0.03)

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Selected balance sheet accounts where differences exist between U.S. and Canadian GAAP

	December 31, 2005				December 31, 2004
	As Reported	Ref.	Amount	Canadian GAAP	As Reported	Ref.	Amount	Canadian GAAP
Cash and cash equivalents	69,286	(a)	(2)	69,284	82,334		—	82,334
Property, plant and equipment cost	52,828	(c)	30,849	83,677	76,824	(c)	30,849	107,673
Accumulated depreciation	(20,608)	(c)	(30,849)	(51,457)	(26,604)	(c)	(30,849)	(57,453)

Property, plant and equipment, net	32,220	(c)	—	32,220	50,220	(c)	—	50,220

Future tax assets	20,124	(b)	(2,389)	17,735	18,364	(b)	(2,714)	15,650
Intangible assets, patents and acquired technology, net of accumulated amortization	44,997	(c)	(340)	44,657	50,989	(c)	(445)	50,544
Income taxes payable	2,475	(b)	(1,990)	485	4,045	(b)	(2,317)	1,728
Accrued minimum pension liability	9,750	(d)	(9,750)	—	9,881	(d)	(9,881)	—
Shareholders’ equity common shares	309,545	(c),(g)	(67,310)	242,235	308,669	(c),(g)	(67,310)	241,359
Additional paid in capital (contributed surplus)	3,339	(e)	12,486	15,825	3,289	(e)	9,419	12,708
Retained earnings (accumulated deficit)	7,688	(b),(c),(e),(g)	39,973	47,661	(1,969)	(b),(c),(e),(g)	42,931	40,962
Accumulated other comprehensive income (loss) (Accumulated foreign currency translation adjustments for Canadian GAAP)	(14,016)	(d),(f)	23,860	9,844	(4,426)	(d),(f)	23,999	19,573

Total shareholders’ equity	306,556		9,009	315,565	305,563		9,039	314,602

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Effective April 7, 2005, the Audit Committee of the Board of Directors of GSI Lumonics, Inc. (the “Company”) approved the engagement of Ernst & Young LLP of Boston, Massachusetts (“E&Y US”) as the Company’s independent registered public accounting firm for the calendar year ended December 31, 2005, thereby replacing and dismissing Ernst & Young LLP of Ottawa, Canada (“E&Y Canada”). This change was made because the consolidated financial accounting and reporting is done from one of the Company’s US based facilities.

The reports of E&Y Canada on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2004, and December 31, 2003, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2005. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GSI Group Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that GSI Group Inc. maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GSI Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

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

In our opinion, management’s assessment that GSI Group Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, GSI Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of GSI Group Inc. and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Boston, Massachusetts

March 10, 2006

Item 9B. Other Information

Nothing reportable under this item.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The information required by this Item with respect to directors is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders (the “2006 Proxy Statement”) which is to be filed with the Securities and Exchange Commission (or SEC) pursuant to Regulation 14A on or about April 17, 2006.

Executive Officers

The information required by this Item with respect to executive officers is incorporated herein by reference to the Company’s 2006 Proxy Statement, which is to be filed with the SEC pursuant to Regulation 14A on or about April 17, 2006.

Promoters and Control Persons

The information required by this Item with respect to promoters and control persons is incorporated herein by reference to the Company’s 2006 Proxy Statement, which is to be filed with the SEC pursuant to Regulation 14A on or about April 17, 2006.

Reports of Beneficial Ownership

The information required by this Item is incorporated herein by reference to the Company’s 2006 Proxy Statement, which is to be filed with the SEC pursuant to Regulation 14A on or about April 17, 2006.

Code of Ethics

The information required by this Item is incorporated hereby by reference to the Company’s 2006 Proxy Statement, which is to be filed with the SEC on or about April 17, 2006.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s 2006 Proxy Statement which is to be filed with the SEC pursuant to Regulation 14A on or about April 17, 2006.

Equity Compensation Plan Information—The information required by this Item is incorporated herein by reference to the Company’s 2006 Proxy Statement which is to be filed with the SEC pursuant to Regulation 14A on or about April 17, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference to the Company’s 2006 Proxy Statement which is to be filed with the SEC pursuant to Regulation 14A on or about April 17, 2006.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the Company’s 2006 Proxy Statement which is to be filed with the SEC pursuant to Regulation 14A on or about April 17, 2006.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s 2006 Proxy Statement which is to be filed with the SEC pursuant to Regulation 14A on or about April 17, 2006.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

1. List of Financial Statements

The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.

2. List of Financial Statement Schedules

See “Schedule II—Valuation and Qualifying Accounts.” All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

3. List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 27, 1998, by and among the Registrant, Grizzly Acquisition Corp., New Grizzly Acquisition Corp. and General Scanning, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules referred to in the Merger Agreement are omitted. The Registrant hereby undertakes to furnish a supplemental a copy of any omitted Schedule to the Commission upon request.(3)

2.2	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of February 29, 2000, by and between Alexandria Real Estate Equities, Inc., and General Scanning, Inc., including amendments.(7)

2.3	Asset Purchase Agreement, dated as of August 19, 2000, between GSI Lumonics Life Science Trust, GSI Lumonics Trust, Inc. and Packard BioScience Company.(6)

2.4	Agreement for the sale and purchase of the whole of the issued share capital of Westwind Air Bearings Limited and Westwind Air Bearings Inc. dated as of December 10, 2003.(14)

2.5	Agreement and Plan of merger dated as of April 12, 2004 by and among GSI Lumonics Inc., Motion Acquisition Corporation and MicroE Systems Corp.(16)

3.1	Certificate and Articles of Continuance of the Registrant dated March 22, 1999.(3)

3.2	By-Law No. 1 of the Registrant.(3)

10.1	1981 Stock Option Plan of GSI.(1)

10.2	1992 Stock Option Plan of GSI.(1)

10.3	1995 Directors’ Warrant Plan of GSI.(1)

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Exhibit Number	Description

10.4	1994 Key Employees and Directors Stock Option Plan of the Registrant.(3)

10.5	GSI Lumonics Inc. Employee Stock Purchase Plan.(10)

10.6	Loan Agreement among General Scanning, Inc., GSI Lumonics Corporation and Fleet National Bank dated June 28, 2002.(12)

10.7	Secured Revolving Time Note between General Scanning, Inc. and Fleet National Bank dated June 28, 2002.(12)

10.8	Security Agreement between General Scanning, Inc. and Fleet National Bank dated June 28, 2002.(12)

10.9	Second Restatement of the GSI Lumonics Inc. 1995 Equity Incentive Plan.(17)

10.10	Lease dated July 15, 1997, as amended to date, between GSI and The Wilmington Realty Trust.(2)

10.11	Settlement Agreement dated June 12, 1998 between GSI and Robotic Vision Systems, Inc.(3)

10.12	OEM Supply Agreement between the Registrant and Sumitomo Heavy Industries, Ltd. dated August 31, 1999.(4)

10.13	Agreement of Purchase and Sale of property between the Registrant and Marcomm Fibre Optics, Inc. dated March 7, 2003.(13)

10.14	Agreement of Purchase and Sale of Property between the Registrant and NegotiArt Inc. dated June 20, 2003.(15)

10.15	First Amending Agreement to the Agreement Purchase and Sale between the Registrant and NegotiArt Inc. dated October 1, 2003.(15)

10.16	Employment agreement between the Registrant and Charles D. Winston dated January 1, 2004(15)

10.17	Form of Stock Option Agreement For Executive Officers(18)

10.18	Form of Executive Retirement And Severance Benefits Agreement(19)

10.19	Lease Agreement GSI Lumonics Corporation and SEWS-DTC, INC.(19)

10.20	Employment agreement between the Registrant and Robert L. Bowen dated November 10, 2005. *

10.21	Agreement of Purchase and Sale of Property Between the Registrant and Ottawa Community Housing Corporation dated March 17, 2005.(21)

10.22	Shareholder Rights Plan.(22)

10.23	Agreement of Purchase and Sale of Property Between the Registrant and STAG Capital Partners, LLC dated June 8, 2005.(23)

10.24	First Amending Agreement to the Agreement Purchase and Sale Between the Registrant and STAG Capital Partners, LLC dated July 8, 2005.(23)

10.25	Agreement of Purchase and Sale of Property Between the Registrant and SAgE Aggregation, LLC dated November 14, 2005.(24)

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Exhibit Number	Description

10.26	Amending Agreement to the Agreement Purchase and Sale Between the Registrant and SAgE Aggregation, LLC dated December 26, 2005.(24)

10.27	Second Amending Agreement to the Agreement Purchase and Sale Between the Registrant and SAgE Aggregation, LLC dated December 29, 2005.(24)

21.1	Subsidiaries of the Registrant.(20)

23.1	Consent of Independent Registered Public Accounting Firm. *

23.2	Consent of Independent Auditor. *

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Canadian Supplement. *

(1)	Incorporated by reference to the Registration Statement of General Scanning, Inc. on Form S-1, filed August 11, 1995.
(2)	Incorporated by reference to the Annual Report on Form 10-K of General Scanning, Inc. for the year ended December 31, 1997.
(3)	Incorporated by reference to the Registration Statement on Form S-4/A (Amendment No. 2) of Lumonics Inc., filed February 11, 1999.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 4, 2000.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 16, 2000.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2001.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2001.
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 16, 2001.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2002.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 10, 2003.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 13, 2004.
(17)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on August 18, 2004.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 10, 2004.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2005.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 21, 2005.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2005.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2005.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2006.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Group Inc., has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI GROUP INC.

By:	/S/ CHARLES D. WINSTON
Charles D. Winston
President and Chief Executive Officer

Date: March 14, 2006

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Charles D. Winston and Robert L. Bowen, and each of them, his true and lawful proxies, attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and title with the SEC any and all amendments to this Annual Report on Form 10-K, together with all exhibits thereto, (ii) act, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them and his and their substitute or substitutes, full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CHARLES D. WINSTON Charles D. Winston	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2006

/S/ ROBERT L. BOWEN Robert L. Bowen	Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2006

/S/ RICHARD B. BLACK Richard B. Black	Chairman of the Board of Directors	March 14, 2006

/S/ PHILLIP A. GRIFFITHS Phillip A. Griffiths	Director	March 14, 2006

/S/ BYRON O. POND Byron O. Pond	Director	March 14, 2006

/S/ BENJAMIN J. VIRGILIO Benjamin J. Virgilio	Director	March 14, 2006

Signature	Title	Date

/S/ GARRETT A.GARRETTSON Garrett A. Garrettson	Director	March 14, 2006

/S/ MARINA HATSOPOULOS Marina Hatsopoulos	Director	March 14, 2006

GSI GROUP INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Established From Acquisitions	Deductions	Exchange Rate Changes	Balance at End of Period
Year ended December 31, 2003 Allowance for doubtful accounts	$2,681	$687	$1,931	$(1,074)	$240	$4,465
Year ended December 31, 2004 Allowance for doubtful accounts	$4,465	$(842)	$188	$(1,451)	$110	$2,470
Year ended December 31, 2005 Allowance for doubtful accounts	$2,470	$356	$—	$(1,126)	$(108)	$1,592

EXHIBIT INDEX

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 27, 1998, by and among the Registrant, Grizzly Acquisition Corp., New Grizzly Acquisition Corp. and General Scanning, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules referred to in the Merger Agreement are omitted. The Registrant hereby undertakes to furnish a supplemental a copy of any omitted Schedule to the Commission upon request.(3)

2.2	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of February 29, 2000, by and between Alexandria Real Estate Equities, Inc., and General Scanning, Inc., including amendments.(7)

2.3	Asset Purchase Agreement, dated as of August 19, 2000, between GSI Lumonics Life Science Trust, GSI Lumonics Trust, Inc. and Packard BioScience Company.(6)

2.4	Agreement for the sale and purchase of the whole of the issued share capital of Westwind Air Bearings Limited and Westwind Air Bearings Inc. dated as of December 10, 2003.(14)

2.5	Agreement and Plan of merger dated as of April 12, 2004 by and among GSI Lumonics Inc., Motion Acquisition Corporation and MicroE Systems Corp.(16)

3.1	Certificate and Articles of Continuance of the Registrant dated March 22, 1999.(3)

3.2	By-Law No. 1 of the Registrant.(3)

10.1	1981 Stock Option Plan of GSI.(1)

10.2	1992 Stock Option Plan of GSI.(1)

10.3	1995 Directors’ Warrant Plan of GSI.(1)

10.4	1994 Key Employees and Directors Stock Option Plan of the Registrant.(3)

10.5	GSI Lumonics Inc. Employee Stock Purchase Plan.(10)

10.6	Loan Agreement among General Scanning, Inc., GSI Lumonics Corporation and Fleet National Bank dated June 28, 2002.(12)

10.7	Secured Revolving Time Note between General Scanning, Inc. and Fleet National Bank dated June 28, 2002.(12)

10.8	Security Agreement between General Scanning, Inc. and Fleet National Bank dated June 28, 2002.(12)

10.9	Second Restatement of the GSI Lumonics Inc. 1995 Equity Incentive Plan.(17)

10.10	Lease dated July 15, 1997, as amended to date, between GSI and The Wilmington Realty Trust.(2)

10.11	Settlement Agreement dated June 12, 1998 between GSI and Robotic Vision Systems, Inc.(3)

10.12	OEM Supply Agreement between the Registrant and Sumitomo Heavy Industries, Ltd. dated August 31, 1999.(4)

10.13	Agreement of Purchase and Sale of property between the Registrant and Marcomm Fibre Optics, Inc. dated March 7, 2003.(13)

10.14	Agreement of Purchase and Sale of Property between the Registrant and NegotiArt Inc. dated June 20, 2003.(15)

Exhibit Number	Description
10.15	First Amending Agreement to the Agreement Purchase and Sale between the Registrant and NegotiArt Inc. dated October 1, 2003.(15)

10.16	Employment agreement between the Registrant and Charles D. Winston dated January 1, 2004(15)

10.17	Form of Stock Option Agreement For Executive Officers(18)

10.18	Form of Executive Retirement And Severance Benefits Agreement(19)

10.19	Lease Agreement GSI Lumonics Corporation and SEWS-DTC, INC.(19)

10.20	Employment agreement between the Registrant and Robert L. Bowen dated November 10, 2005.*

10.21	Agreement of Purchase and Sale of Property Between the Registrant and Ottawa Community Housing Corporation dated March 17, 2005.(21)

10.22	Shareholder Rights Plan.(22)

10.23	Agreement of Purchase and Sale of Property Between the Registrant and STAG Capital Partners, LLC dated June 8, 2005.(23)

10.24	First Amending Agreement to the Agreement Purchase and Sale Between the Registrant and STAG Capital Partners, LLC dated July 8, 2005.(23)

10.25	Agreement of Purchase and Sale of Property Between the Registrant and SAgE Aggregation, LLC dated November 14, 2005.(24)

10.26	Amending Agreement to the Agreement Purchase and Sale Between the Registrant and SAgE Aggregation, LLC dated December 26, 2005.(24)

10.27	Second Amending Agreement to the Agreement Purchase and Sale Between the Registrant and SAgE Aggregation, LLC dated December 29, 2005.(24)

21.1	Subsidiaries of the Registrant. (20)

23.1	Consent of Independent Registered Public Accounting Firm.*

23.2	Consent of Independent Auditor.*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Canadian Supplement.*

(1)	Incorporated by reference to the Registration Statement of General Scanning, Inc. on Form S-1, filed August 11, 1995.
(2)	Incorporated by reference to the Annual Report on Form 10-K of General Scanning, Inc. for the year ended December 31, 1997.
(3)	Incorporated by reference to the Registration Statement on Form S-4/A (Amendment No. 2) of Lumonics Inc., filed February 11, 1999.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 4, 2000.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 16, 2000.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2001.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2001.
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 16, 2001.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2002.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 10, 2003.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 13, 2004.
(17)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on August 18, 2004.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 10, 2004.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2005.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 21, 2005.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2005.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2005.

(24) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2006.

*	Filed herewith