Form 10-Q
period 2006-03-31
GSI GROUP INC
filed 2006-05-09
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 1, 2006 there were approximately 42,194,867 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	March 31, 2006	December 31, 2005
ASSETS
Current
Cash and cash equivalents (note 7)	$86,385	$69,286
Short-term investments (note 7)	22,463	26,757
Accounts receivable, less allowance of $1,487 (December 31, 2005 — $1,592) (note 6, 10)	65,177	55,348
Income taxes receivable (note 11)	2,387	2,517
Inventories (note 2)	62,763	63,475
Deferred tax assets (note 11)	10,980	10,630
Other current assets (note 2)	14,499	20,357

Total current assets	264,654	248,370
Property, plant and equipment, net of accumulated depreciation of $22,412 (December 31, 2005 — $20,608)	32,389	32,220
Deferred tax assets (note 11)	20,877	20,124
Other assets (note 2)	844	699
Long-term investments (note 7)	616	613
Intangible assets, net of amortization of $4,567 (December 31, 2005 — $4,035) (note 2)	16,325	16,834
Patents and acquired technology, net of amortization of $31,512 (December 31, 2005 — $30,359) (note 2)	27,043	28,163
Goodwill (note 2)	26,421	26,421

	$389,169	$373,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$18,858	$14,998
Income taxes payable (note 11)	5,547	2,475
Accrued compensation and benefits	9,659	9,212
Other accrued expenses (note 2)	13,689	14,625

Total current liabilities	47,753	41,310
Deferred compensation	2,622	2,576
Deferred tax liabilities (note 11)	11,785	13,252
Accrued minimum pension liability (note 12)	9,787	9,750

Total liabilities	71,947	66,888
Commitments and contingencies (note 10)
Stockholders’ equity (note 5)
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 42,194,867 (December 31, 2005 — 41,628,171)	313,787	309,545
Additional paid-in capital	4,340	3,339
Retained earnings	12,792	7,688
Accumulated other comprehensive loss	(13,697)	(14,016)

Total stockholders’ equity	317,222	306,556

	$389,169	$373,444

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	Three Months Ended
	March 31, 2006	April 1, 2005
Sales	$76,123	$64,841
Cost of goods sold	44,470	41,893

Gross profit	31,653	22,948

Operating expenses:
Research and development	7,454	6,460
Selling, general and administrative	15,004	15,380
Amortization of purchased intangibles	1,827	1,752
Other (note 9)	(96)	197

Total operating expenses	24,189	23,789

Income (loss) from operations	7,464	(841)

Other income (expense)	31	—
Interest income	887	392
Interest expense	(144)	4
Foreign exchange transaction gains (losses)	(709)	618

Income before income taxes	7,529	173

Income tax provision (note 11)	2,425	63

Net income	$5,104	$110

Net income per common share:
Basic	$0.12	$0.00
Diluted	$0.12	$0.00
Weighted average common shares outstanding (000’s)	41,868	41,464
Weighted average common shares outstanding for diluted net income per common share (000’s)	42,524	41,825

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars)

	Three Months Ended
	March 31, 2006	April 1, 2005
Cash flows from operating activities:
Net income	$5,104	$110
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss on long lived assets	(6)	197
Depreciation and amortization	3,549	3,578
Unrealized loss on derivatives	—	56
Stock-based compensation	—	(62)
Deferred income taxes	(2,324)	(398)
Changes in current assets and liabilities:
Accounts receivable	(9,875)	6,264
Inventories	744	(3,063)
Other current assets	(284)	2,027
Accounts payable, accruals, taxes (receivable) payable and other liabilities	6,352	(9,896)

Cash provided by (used in) operating activities	3,260	(1,187)

Cash flows from investing activities:
Sale of assets	6,113	—
Additions to property, plant and equipment	(1,808)	(898)
Proceeds from the sale and maturities of investments	26,800	3,000
Purchases of investments	(22,514)	(7,976)
(Increase) decrease in other assets	(148)	102

Cash provided by (used in) investing activities	8,443	(5,772)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	4,244	191
Tax benefit of stock options	1,001	—

Cash provided by financing activities	5,245	191

Effect of exchange rates on cash and cash equivalents	151	(1,206)

Increase (decrease) in cash and cash equivalents	17,099	(7,974)
Cash and cash equivalents, beginning of period	69,286	82,334

Cash and cash equivalents, end of period	$86,385	$74,360

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

1. Basis of Presentation

These unaudited interim consolidated financial statements have been prepared by GSI Group Inc. in United States (U.S.) dollars and in accordance with generally accepted accounting principles in the U.S. for interim financial statements and the rules and regulations promulgated by the U.S. Securities and Exchange Commission, including the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements reflect all adjustments and accruals, consisting only of adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of financial position and results of operations for the periods presented. The consolidated financial statements include the accounts of GSI Group Inc. and its wholly-owned subsidiaries (the “Company”). Intercompany transactions and balances have been eliminated. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods. The amounts are stated in thousands of U.S. dollars, unless otherwise indicated.

Comparative Amounts

Certain prior year amounts have been reclassified to conform to the current year presentation in the financial statements and notes as of and for the three months ended March 31, 2006. These reclassifications had no effect on the previously reported results of operations or financial condition.

2. Supplementary Balance Sheet Information

The following tables provide details of selected balance sheet accounts.

Inventories

	March 31, 2006	December 31, 2005
Raw materials	$27,286	$27,155
Work-in-process	12,847	10,299
Finished goods	16,495	19,323
Demo inventory	6,135	6,698

Total inventories	$62,763	$63,475

Other Assets

	March 31, 2006	December 31, 2005
Short term other assets:
Prepaid VAT and VAT receivable	$6,703	$6,648
Other prepaid expenses	4,119	4,119
Other current assets	3,677	9,590

Total	$14,499	$20,357

Long term other assets:
Deposits and other	$844	$699

Total	$844	$699

Intangible Assets

	March 31, 2006		December 31, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and acquired technology	$58,555	$(31,512)	$58,522	$(30,359)

Accumulated amortization	(31,512)		(30,359)

Net Patents and acquired technology	$27,043		$28,163

	March 31, 2006		December 31, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer relationships	$14,548	$(3,212)	$14,528	$(2,791)
Trademarks, trade names and other	6,344	(1,355)	6,341	(1,244)

Total cost	20,892	$(4,567)	20,869	$(4,035)

Accumulated amortization	(4,567)		(4,035)

Net intangible assets	$16,325		$16,834

At both March 31, 2006 and December 31, 2005 intangible assets of $0.4 million included in trademarks, trade names and other, related to the Company’s Japan pension plan. This pension intangible is not amortized. Instead, the asset is increased or decreased in relation to the increase or decrease in the accumulated benefit obligation as compared to the fair value of the pension plan’s assets.

Goodwill

The Company accounts for goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. During the second quarter of 2005, the Company completed its annual testing of goodwill. There were no indications of impairment; therefore, no write-down of goodwill was necessary. The goodwill of $26.4 million is assigned to a reporting unit within our Precision Motion Group.

Other Accrued Expenses

	March 31, 2006	December 31, 2005
Accrued warranty	$4,578	$4,445
Deferred revenue	2,733	2,963
Accrued audit	611	1,100
VAT payable	83	498
Accrued restructuring (note 8)	1,334	1,392
Accrual for recourse receivable	1,087	730
Other	3,263	3,497

Total	$13,689	$14,625

Accrued Warranty

	For the Three Months Ended March 31, 2006	For the Three Months Ended April 1, 2005
Balance at the beginning of the period	$4,445	$5,880
Charged to costs of goods sold	1,363	1,720
Use of provision	(1,239)	(2,021)
Foreign currency exchange rate changes	9	(47)

Balance at the end of the period	$4,578	$5,532

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

3. New Accounting Pronouncements

Inventory Cost

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that abnormal expenditures be recognized as expenses in the current period. SFAS 151 also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The Company’s adoption of SFAS 151 on January 1, 2006 did not have a material impact on the consolidated results of operations and financial condition.

Share-Based Payment

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) on January 1, 2006. SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) which superseded APB 25. SFAS 123R requires the determination of the fair value of all share-based payments to employees, including grants of employee stock options, and the recognition of the related expense over the period in which the service is received. The pro forma disclosures previously permitted under SFAS 123, are no longer an alternative to financial statement recognition. Under SFAS 123R, the Company determines the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used upon adoption. SFAS 123R allows the use of both closed form models (e.g., Black-Scholes Model) and open form models (e.g., lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. The transition methods include modified prospective and modified retrospective adoption options. The Company has elected to apply the modified prospective method of adoption of SFAS 123R. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Additionally, SFAS 123R requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. On December 16, 2005, prior to the adoption of FAS 123R, the Company accelerated all outstanding unvested stock options. The decision to accelerate the vesting of these options was made primarily to reduce future compensation expense under SFAS 123R. As a result of the acceleration, options to purchase 558,446 of GSI Group Inc.’s common shares, which would otherwise have vested over the four following years, became fully vested. In the three months ended March 31, 2006, there were no new share based awards granted. As a result, the Company does not have any unvested options at March 31, 2006. Going forward the Company anticipates granting awards with both performance and service based awards rather than traditional stock options with service only conditions. The Company currently does not have an equity compensation plan that will allow for the granting of such instruments. The proposed 2006 Equity Incentive Plan will allow for performance based options and awards and has been presented to our shareholders for vote at the Annual Meeting of Shareholders on May 15, 2006. The Company’s board is currently evaluating the various equity instruments and is reviewing the Company’s policy on granting equity instruments, but it is expected that the granting pattern will change going forward. At this time, the Company is unable to quantify the effect SFAS 123R will have going forward on its consolidated results and earnings per share, nor has the Company determined whether it will use the Black-Scholes model or an open form model (lattice model) to measure the fair value of share-based payments. Additionally, the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123, included in note 5 to the financial statements.

Accounting for Conditional Asset Retirement Obligations

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective January 1, 2006, with early adoption allowed. The Company adopted FIN 47 on January 1, 2006. The adoption of FIN 47 did not have a material impact on the Company’s consolidated results of operations or financial condition.

4. Bank Indebtedness

At both March 31, 2006 and December 31, 2005, the Company had no lines of credit but had two bank guarantees in British Pounds Sterling and Euros with National Westminster Bank, (“NatWest”), and Deutsche Bank respectively, for a total amount of available credit of $0.1 million at both March 31, 2006 and December 31, 2005. The NatWest bank guarantee for letters of credit, which are used for VAT and duty purposes in the United Kingdom, is valued at $45 thousand for both March 31, 2006 and December 31, 2005. The Deutsche Bank guarantee of $102 thousand and $101 thousand for March 31, 2006 and December 31, 2005, respectively, is for our Munich, Germany office lease. At December 31, 2005, pursuant to a security agreement between the Company and Bank of America, marketable securities included in short-term investments totaling $5.0 million were pledged as collateral for the Bank of America pledge agreement. This pledge is no longer required at March 31, 2006.

5. Stockholders’ Equity

Capital Stock

The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During the three months ended March 31, 2006 and April 1, 2005, 564,002 and 39,837, respectively, common shares were issued pursuant to exercised stock options for proceeds of approximately $4.2 million and $0.2 million, respectively. During the three months ended March 31, 2006 certain warrant holders exercised warrants to purchase 2,694 of the Company’s common shares for an aggregate of $26 thousand.

Stock option and warrant activity for the three months ended March 31, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,565	$8.21
Granted	—	—
Exercised	(567)	7.54
Forfeited and expired	(114)	17.45

Outstanding at March 31, 2006	2,884	$11.02	2.44	$4,407

Exercisable at March 31, 2006	2,884	$11.02	2.44	$4,407

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the quoted price of our common stock for the 2.1 million options and warrants that were in the money at March 31, 2006. The intrinsic value of exercised options and warrants at March 31, 2006 was $3.0 million. At April 1, 2005, the aggregate intrinsic value of exercised options was $0.2 million.

The Company has a number of share based programs for its directors, officers and employees. Options to purchase the Company’s common stock are granted with exercise prices equal to the market value at the date of grant. Options granted have a ten year life and typically vest 25% each year for four years. Compensation expense is recognized on a straight line basis over the vesting period. The Company has granted both incentive stock options and non-qualified stock options. It is the Company’s policy to issue new shares upon the exercise of options and warrants. The Company, in accordance with Canadian law, is not permitted to hold its own stock, (e.g., treasury stock). As a result all option and warrant exercises will result in the issuance of new shares.

Accumulated Other Comprehensive Income (Loss)

The following table provides the details of accumulated other comprehensive loss at:

	March 31, 2006	December 31, 2005
Unrealized gain on investments, net of tax of nil	$2	$9
Accumulated foreign currency translations	(3,912)	(4,275)
Accrued minimum pension liability, net of tax of nil	(9,787)	(9,750)

Total accumulated other comprehensive loss	$(13,697)	$(14,016)

The components of comprehensive income (loss) are as follows:

	Three Months Ended
	March 31, 2006	April 1, 2005
Net income	$5,104	$110
Change in unrealized gain on investments, net of tax of nil	(7)	2
Change in accrued minimum pension liability, net of tax of nil	(37)	21
Foreign currency translation adjustments	363	(2,636)

Comprehensive income (loss)	$5,423	$(2,503)

Net income per common share

Basic net income per common share was computed by dividing net income by the weighted-average number of common shares outstanding during the period. For diluted net income per common share, the denominator also included dilutive outstanding stock options and warrants determined using the treasury stock method.

Common shares and common share equivalent disclosures are:

	Three Months Ended
	March 31, 2006	April 1, 2005
	(In thousands)
Weighted average common shares outstanding	41,868	41,464
Dilutive potential common shares	656	361

Diluted common shares	42,524	41,825

Excluded from calculation - stock options and warrants that would have been anti-dilutive	760	1,837

At March 31, 2006, the Company had options and warrants outstanding entitling holders to acquire up to 2,835,361 and 48,492 common shares, respectively. At April 1, 2005, the Company had options and warrants outstanding entitling holders to acquire up to 3,519,811 and 51,186 common shares, respectively. At March 31, 2006 and April 1, 2005, the Company had both incentive stock options and non-qualified stock options outstanding.

Shareholders Rights Plan

At the May 26, 2005 Annual and Special Meeting of Shareholders, the shareholders of the Company approved a resolution to implement a Shareholder Rights Plan (the “Plan”) for a term of three years. This Plan was substantially similar to the Shareholder Rights Plan that was approved by the shareholders on May 9, 2002 and expired on April 12, 2005.

Under the Plan, one Right was issued in respect of each common share outstanding as of May 26, 2005 and one Right has been or will be issued in respect of each common share issued thereafter. Under the Plan, each Right, when exercisable, entitles the holder to purchase from the Company one common share at the exercise price of Cdn$200, subject to adjustment and certain anti-dilution provisions (the “Exercise Price”).

The Rights cannot be transferred separately from the common shares until the eighth business day (subject to extension by the Board of Directors) after the earlier of (a) the first date of public announcement that a person or group of affiliated or associated persons (excluding certain persons and groups) has acquired beneficial ownership of 20% or more of the outstanding common shares of the Company, or (b) the date of commencement of, or first public announcement of the intent of any person or group of affiliated or associated persons to commence, a take-over bid. At such time as any person or group of affiliated or associated persons becomes an “Acquiring Person”, meaning they hold 20% or more of the outstanding shares of the Company (a “Flip-In Event”), each Right shall constitute the right to purchase from the Company that number of common shares having an aggregate market price on the date of the Flip-In Event equal to twice the Exercise Price, for the Exercise Price (such Right being subject to anti-dilution adjustments).

So long as the Rights are not transferable separately from the common shares, the Company will issue one Right with each new common share issued. The Rights could have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors.

2006 Equity Incentive Plan

On March 7, 2006, the Compensation Committee submitted, and the Board of Directors approved, the adoption of the 2006 Equity Incentive Plan, subject to shareholder approval at the Annual Meeting of Shareholders in May 2006. The 2006 Equity Incentive Plan is intended to correct structural deficiencies in the Second Restatement of the 1995 Equity Incentive Plan, and would, if adopted, control the award of equity incentive awards by the Company going forward. The 2006 Equity Incentive Plan generally provides for the sale or grant of various awards of, or the value of, shares of the Company’s common stock including stock options, restricted stock, stock appreciation rights, restricted stock and performance shares and units, performance-based awards, and stock grants, to officers, directors, employees and certain consultants to the Company and its affiliates. The 2006 Equity Incentive Plan and a detailed summary description of its terms have been included in the Company’s 2006 Proxy Statement. The maximum number of the Company’s common shares which may be issued pursuant to the 2006 Equity Incentive Plan is 6,906,000 common shares, subject to adjustment in the event of certain corporate events and reduced by the number of shares already issued pursuant to awards under the Company’s 1992 and 1995 Equity Incentive Plans. As of March 31, 2006, there remain 1,868,721 shares available to issue to eligible participants going forward pursuant to the 2006 Equity Incentive Plan. That number is subject to increase by the number of outstanding options that expire without exercise. The Company reserves the right to seek approval to issue additional shares to fund equity incentive awards in the event that it determines a future need. If adopted by the Shareholders, the Compensation Committee will administer the 2006 Equity Incentive Plan, determine the terms of all awards and otherwise decide all questions arising under the 2006 Equity Incentive Plan. Under the 2006 Equity Incentive Plan, outstanding options, stock appreciation rights, and restricted stock and restricted stock units not based on performance goals will continue to vest after a change of control, and will accelerate in full upon any termination of the participant’s employment within one year following the change of control. Restricted stock and restricted stock units based on performance goals will be deemed to have been satisfied upon a change of control pro rata from the date of grant to the change of control event. The 2006 Equity Incentive Plan will, if adopted, have a ten-year term.

2005 Incentive Awards

On October 25, 2005, the Company established a 2005 Incentive Award program which, if the Company reaches certain profit targets, will require the Company to make cash payments based upon the sum of the trading price of the Company’s common shares as of the date the Board of Directors approves the annual audited financial statements multiplied by the number of shares earned under the 2005 Incentive Awards, if any. The 2005 Incentive Award program has a four-year term from 2005 through 2008, with awards triggered upon achieving certain operating income goals. It is the intention of the Board to convert the cash awards into performance-based restricted stock awards upon approval of the 2006 Equity Incentive Plan. In the event that the 2006 Equity Incentive Plan is not approved by the shareholders, future awards, if any, would continue to be made in cash. As of March 31, 2006 the minimum operating income threshold required to be met to make payments under this Plan was not achieved. Therefore, no payments were made to participants and as it is not probable that any of the financial targets will be achieved, no compensation expense was accrued in the financial statements. The Company will continue to monitor the circumstances of these awards and make appropriate updates to the accounting as required.

Stock Based Compensation

On January 1, 2006, the Company adopted FAS123R on a modified prospective basis. Prior to this, the Company used the intrinsic value method as proscribed in APB 25. On December 16, 2005, prior to the adoption of FAS 123R, the Company accelerated all outstanding unvested stock options and in the three months ended March 31, 2006, there were no new share based awards granted. The effect of FAS 123R on the Company’s consolidated results of operations and cash flows is zero for the three months ended March 31, 2006 as there were no instruments by which to apply FAS 123R. Going forward, the Company anticipates granting awards with both performance and service conditions rather than traditional stock options with service only conditions. The cost of those awards will be determined by the fair market value of the shares at grant date and will be expensed ratably over the period the restrictions lapse. The Company currently does not have an equity compensation plan that will allow for the granting of such instruments. The proposed 2006 Equity Incentive Plan which has been presented to our shareholders for vote in our 2006 Proxy Statement will allow for performance based options and awards. This plan is described above. At this time, the Company is unable to quantify the effect SFAS 123R will have going forward on its consolidated results and earnings per share. Nor has the Company determined whether it will use the Black-Scholes model or an open form model (lattice model) to measure the fair value of share-based payments. Additionally, the Company has not determined whether the adoption will result in amounts that are similar to the prior quarter’s pro forma disclosures under SFAS 123 below.

Pro Forma Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method as proscribed under APB 25. Had compensation cost for the Company’s stock option plans been determined consistent with SFAS No. 123 prior to 2006, the Company’s net income and net income per share would have been decreased to the pro forma amounts below.

Three months ended April 1, 2005
Net income:
As reported	$110
Stock based compensation included in results of operations, net of related tax effects	(62)
Stock based compensation if fair value based method was applied, net of related tax effects	(652)

Pro forma income (loss)	$(604)
Basic net income (loss) per share:
As reported	$—
Pro forma	$(0.01)
Diluted income (loss) per share:
As reported	$—
Pro forma	$(0.01)

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

April 1, 2005
Risk-free interest rate	3.88%
Expected dividend yield	—
Expected life from date of grant	5.0 years
Expected volatility	60%
Weighted average fair value per share	$5.28

6. Related Party Transactions

Richard B. Black, Chairman of the Company, is also the President and Chief Executive Officer of ECRM, Inc. ECRM, Inc. purchased $95 thousand of equipment from GSI Group Corporation and GSI Group Ltd in the three months ended March 31, 2006 and $46 thousand in the three months ended April 1, 2005 at amounts and terms approximately equivalent to those found in arms length third-party transactions. Receivables from ECRM, Inc. of $93 thousand and $51 thousand at March 31, 2006 and December 31, 2005, respectively, are included in accounts receivable on the balance sheet.

The Company recorded sales revenue from Sumitomo Heavy Industries Ltd., a significant shareholder of the Company, of $0.9 million in the three months ended March 31, 2006 and $1.5 million in the three months ended April 1, 2005 at amounts and terms approximately equivalent to those found in arms length third-party transactions. Receivables from Sumitomo Heavy Industries Ltd. of $0.5 million and $0.4 million at March 31, 2006 and December 31, 2005, respectively, are included in accounts receivable on the balance sheet. The Company purchases raw materials from Sumitomo at amounts and terms approximately equivalent to third-party transactions. The Company purchased $12 thousand and $40 thousand from Sumitomo in the three months ended March 31, 2006 and April 1, 2005, respectively. Payables due to Sumitomo Heavy Industries Ltd. of $33 thousand and $9 thousand as at March 31, 2006 and December 31, 2005, respectively, are included in accounts payable on the balance sheet.

The Company has an agreement with V2Air LLC relating to the use of V2Air LLC’s aircraft for Company purposes. V2Air LLC is owned by the Company’s President and Chief Executive Officer, Charles D. Winston. Pursuant to the terms of the agreement, the Company is required to reimburse V2Air LLC for gas and related travel expenses (airport and landing fees, local hanger fees, ground transportation and other direct expenses) associated with the use of the aircraft for Company business travel. The Company sets the hourly rental rate based on market surveys for comparable aircraft, conducted twice per year. During the three months ended March 31, 2006 and April 1, 2005, the Company reimbursed V2Air LLC $55 thousand and $14 thousand, respectively, under the terms of the agreement.

7. Financial Instruments

Cash Equivalents, Short-term and Long-term Investments

At March 31, 2006, the Company had $70.3 million invested in cash equivalents predominately denominated in United States dollars and British Pounds Sterling with maturity dates between April 3, 2006 and May 25, 2006. At December 31, 2005, the Company had $43.7 million invested in cash equivalents predominately denominated in United States dollars and British Pounds Sterling with maturity dates between January 3, 2006 and February 1, 2006. At both March 31, 2006 and December 31, 2005, cost approximates fair value.

At March 31, 2006, the Company had $22.5 million in short-term investments with maturity dates between April 13, 2006 and April 20, 2006. At December 31, 2005, the Company had $26.8 million in short-term investments with maturity dates between January 3, 2006 and February 16, 2006. These are recorded at fair value based upon market quotes. At both March 31, 2006 and December 31, 2005, the unrealized gain (loss) on the short-term and long-term investments was not material. As discussed in Note 4 to the financial statements at December 31, 2005, $5.0 million of short-term investments was pledged as collateral for the Bank of America pledge agreement which is no longer outstanding at March 31, 2006. Long-term investments at March 31, 2006 and December 31, 2005 represents a 20% equity investment in a private United Kingdom company, Laser Quantum, valued at GBP 0.4 million (approximately $0.6 million at both March 31, 2006 and December 31, 2005). This is recorded at cost. The Company does not have the ability to exercise significant control over this investment. It is not practicable to determine the fair value of this investment and there has been no indication of impairment.

Derivative Financial Instruments

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

At March 31, 2006, the Company had no open hedge contracts. At December 31, 2005, the Company had one short term currency swap that matured in December of 2005 and was settled in January 2006. The currency swap was an exchange for Yen valued at $8.7 million United States dollars with an aggregate fair value loss of $0.1 million after-tax recorded in the Statement of Operations for the period ending March 31, 2006.

8. Restructuring

Restructuring Charges

Several significant markets for our products had been in severe decline from 2000 through early 2003. In response to the business environment, the Company restructured operations in an effort to bring costs in line with our expectations for sales of systems for the semiconductor and telecommunications markets. Our emphasis was predominantly on consolidating operations at various locations and reducing overhead. The Company incurred restructuring charges in each of the years from 2000 to 2003 as it continued to reduce and consolidate operations around the world. Each year, the Company evaluates accruals that it has made as part of prior restructuring actions. In 2004 and 2005, it was determined that additional charges of $0.6 million and $0.5 million, respectively, were needed for the excess space in the Munich facility due to continued softness in the Munich commercial market. The Company estimated the restructuring charges for the Munich, Germany facility based on contractual payments required on the lease for the unused space, less the amount expected to be received for subleasing the facility. Future sublease market conditions may require the Company to make further adjustments to this restructuring reserve. The Company has taken restructuring charges on this Munich facility in each of the years from 2000 through 2005. As of December 31, 2005, the Company had $1.4 million remaining in the accruals related to all restructuring actions. The majority of the accruals related to provisions for lease costs at our facility in Munich, Germany for future contractual obligations under operating leases, net of expected sublease income, which the Company cannot terminate, because this is a long-term lease that extends until 2013. The Company will amortize the amount accrued over the life of the lease. In addition, a negligible amount of the accrual related to an amount for a leased facility in Nepean, Ontario originally recorded in 2001 for future contractual obligations under an operating lease, net of expected sublease income on such lease that the Company cannot terminate. This lease expired in January 2006. In the first quarter of 2006, the only restructuring and remaining accrual activity related to payments under the Munich leases noted above.

The following table summarizes changes in the facilities restructuring provision included in other accrued expenses on the balance sheet.

Total
(In millions)
Provision at December 31, 2005	$1.4
Charges during the three months of ended March 31, 2006	—
Cash payments during the three months ended March 31, 2006	(0.1)

Provision at March 31, 2006	$1.3

On March 17, 2006, GSI Lumonics GmbH, a wholly owned subsidiary of the Company, entered into a leasing arrangement to sublet 1,700 square meters of the Munich, Germany facility (out of a total 2,745 sqm) for 60 months commencing July 1, 2006. The subtenant has the right to extend the sublease until the end of the Company’s lease term (January 2013).

9. Other

Other

The Company recorded rental income of $0.1 million on its excess facilities during the three months ended March 31, 2006. The Company sold the Maple Grove facility on January 5, 2006 for $6.3 million. The Company recorded a write-down of $0.2 million for the estimated loss on the expected sale in the fourth quarter of 2005.

10. Commitments and Contingencies

Operating leases

The Company leases certain equipment and facilities under operating lease agreements. Most of these lease agreements expire between 2006 and 2013. In the United Kingdom where longer leases are more common, the Company has land leases that extend through 2078. The facility leases require the Company to pay real estate taxes and other operating costs. The rent on certain leases is subject to escalation clauses in future years.

Legal Proceedings and Disputes

The Company’s French subsidiary is subject to a claim by a customer that a Laserdyne 890 system, which was delivered in 1999, had unresolved technical problems that resulted in the customer’s loss of revenue and profit, plus the costs to repair the machine. In May 2001, the Le Creusot commercial court determined that the Company had breached its obligations to the customer and that it should be liable for damages. An expert appointed by the Le Creusot commercial court had filed an initial report, which estimated the cost to repair the machine at approximately French Franc 0.8 million (or approximately US$0.2 million). In the third quarter of 2003, the Company was notified that the customer is seeking cost of repairs, damages and lost profits of Euro 1.9 million (approximately US$2.6 million). In July 2004, a court appointed expert estimated the actual damages at Euro 0.9 million (or approximately $1.2 million). The customer has not paid Euro 0.3 million (or approximately $0.4 million) of the purchase price for the system, which the Company believes it may offset against any damages. The Company has fully reserved this receivable.

During the second quarter of 2005, the Company’s French subsidiary filed for bankruptcy protection, which was granted by the French courts on July 7, 2005. On January 25, 2006, the commercial court of Le Creusot held a hearing on the amount the customer could properly claim under French bankruptcy law. The customer proposed Euro 1,572,531 (approximately US$1.87 million), and the Company argued that the amount should be Euro 598,079 (approximately US$712,203).

On April 18, 2006, the commercial court in Le Creusot rendered its final decision and ruled that the customer’s claim was Euro 598,079 (approximately US$712,203), plus court costs and expert fees for a total claim of Euro 684,024 (approximately US$862,358). As a result of the bankruptcy petition, any claim in excess of available assets in the bankruptcy estate would have to be brought against the French subsidiary’s parent in its home jurisdiction, which is the United Kingdom. At this time, the Company does not believe it will be required to make a payment regarding this action as the costs to pursue a foreign action in the United Kingdom would be substantial relative to the amount in dispute. Accordingly, nothing has been accrued in the financial statements.

The Company has made claims for indemnification and breaches of warranty under the asset purchase agreement against Lumenis Ltd. and Spectron Cosmetics Ltd. (formerly known as Spectron Laser Systems Limited) (collectively “Spectron”). The Company filed its claim in the English courts on July 29, 2005 as a result of defects in the line of laser products purchased under the asset agreement, and related claims. The Company has also put Spectron on notice of the Company’s intent to file a second action against Spectron for fraud in connection with representations made to the Company by Spectron pre-sale concerning the viability of Spectron’s DPSS product line. As part of the asset purchase agreement, US$1.3 million was deposited into escrow, which amount remains in the hands of the escrow agent. The Company filed a claim for the entire escrow balance, as well as additional amounts in excess of the escrow account. The Company has recorded in other current assets a receivable of £0.4 million (approximately US$0.7 million) for certain indemnification claims, and for a purchase price adjustment as part of the Company’s initial purchase accounting. One customer, Hapa, thereafter raised a warranty claim associated with lasers sold by Spectron prior to the acquisition. Hapa has made the same demand to Spectron, and the Company has sent a formal demand to Spectron for indemnification from the Hapa claim. No lawsuit has been filed by Hapa. In addition, a second customer, Hankwang Opto Corp., a Korean company, has raised a warranty claim for DPSS product and requested a refund on up to six DPSS lasers. The Company has notified Spectron of the demand and has requested to be indemnified of and from any damages associated with the Hankwang claim. To date, no customer claims are the subject of any legal proceeding.

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

Recourse Receivables

In Japan, where it is customary to do so, the Company discounts certain customer notes receivable at a bank with recourse. The Company’s maximum exposure was $1.1 million at March 31, 2006 and $0.7 million at December 31, 2005. The book value of the recourse receivables approximates fair value. Recourse receivables are included in accounts receivable and the related liability is included in accrued expenses.

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

Historically, we have not made any significant payments under such indemnifications. At March 31, 2006 and December 31, 2005, nothing has been accrued in the consolidated balance sheet with respect to these indemnification undertakings.

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

11. Income Taxes

At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. The Company’s reported effective tax rate of 32.2% for the three months ended March 31, 2006, differed from the expected Canadian federal statutory rate, primarily due to certain tax credits, valuation allowances and discrete items in certain jurisdictions that affected the tax rate.

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

	Three Months Ended March 31, 2006	Three Months Ended April 1, 2005
Components of the net periodic pension cost:
Service cost	$—	$—
Interest cost	345	418
Expected return on plan assets	(258)	(267)
Amortization of unrecognized gain (loss)	104	99

Net periodic pension cost	$191	$250

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

The table below sets forth the estimated net periodic cost of the tax qualified pension plan.

	Three Months Ended March 31, 2006	Three Months Ended April 1, 2005
Components of the net periodic pension cost:
Service cost	$47	$53
Interest cost	7	7
Expected return on plan assets	(1)	(1)
Amortization of unrecognized gain (loss)	16	18

Net periodic pension cost	$69	$77

13. Segment Information

There have been no significant changes to the Company’s reportable operating segments since December 31, 2005. The Company’s operating segments are the same as those described in the Annual Report on Form 10-K.

Segments

Information on reportable segments is as follows:

	Three months ended
	March 31, 2006	April 1, 2005
Sales:
Precision Motion Group	$38,572	$33,985
Laser Group	8,406	10,261
Laser Systems Group	31,329	22,004
Intersegment sales elimination	(2,184)	(1,409)

Total	$76,123	$64,841

Segment income (loss) from operations:
Precision Motion Group	$5,751	$3,297
Laser Group	(186)	(711)
Laser Systems Group	5,736	1,623

Total by segment	11,301	4,209

Unallocated amounts:
Corporate expenses	3,817	4,827
Amortization of purchased intangibles not allocated to a segment	26	26
Other	(6)	197

Income (loss) from operations	$7,464	$(841)

The Company’s chief operating decision maker does not review asset information on a segmented basis and the Company does not maintain assets on a segmented basis, therefore a breakdown of assets by segments is not included.

Geographic Segment Information

The Company attributes revenues to geographic areas on the basis of the bill-to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific for example, but the sales of our systems are billed and shipped to locations in the United States. In this example, these sales are reflected in North America totals in the table below. Long-lived assets, which include property, plant and equipment, intangibles and goodwill, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which the Company assets reside.

	Three months ended
	March 31, 2006		April 1, 2005
	Sales (in millions)	% of Total	Sales (in millions)	% of Total
North America	$21.1	28%	$25.0	39%
Latin and South America	0.3	—	0.4	—
Europe (EMEA)	12.0	16	11.1	17
Japan	10.7	14	13.7	21
Asia-Pacific, other	32.0	42	14.6	23

Total	$76.1	100%	$64.8	100%

	March 31, 2006	December 31, 2005
Long-lived assets and goodwill:
USA	$66,657	$67,055
Canada	—	—
Europe	32,211	33,434
Japan	1,043	946
Asia-Pacific, other	2,267	2,203

Total	$102,178	$103,638

14. Subsequent Event

In April 2006, the Company began repurchasing its stock as part of the previously announced stock repurchase program. Purchases were made on the open market at prevailing prices using the Company’s available cash. The Company announced in December 2005 that its board of directors authorized a stock repurchase program, providing for the repurchase of up to $15 million of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Report. MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. These forward-looking statements relate to anticipated financial performance; drivers of revenue growth; management’s plans and objectives for future operations and expenditures; business prospects; industry trends; market conditions; changes in accounting principles and changes in actual or assumed tax liabilities; our expectations regarding tax exposure; our anticipated capital requirements and working capital needs; our anticipated reinvestment of future earnings; our anticipated expenditures in regard to our benefit plans; and our anticipated use of currency hedges. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services; our ability to compete in an intensely competitive market; our ability to develop and introduce new products or enhancements on schedule and that respond to customer requirements and rapid technological change; new product introductions and enhancements by competitors; our ability to select and implement appropriate business models; plans and strategies and to execute on them; our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel, including the planned transition to a new Chief Executive Officer in 2006, the impact of global economic conditions on our business; unauthorized use or misappropriation of our intellectual property; as well as the risk factors discussed previously and in other periodic reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

The Company develops and delivers the enabling technology solutions that bring our customers’ advanced manufacturing applications to life. Our leading brands include precision motion products, lasers, and laser systems, and are used to boost efficiency and productivity in the semiconductor, electronics, industrial and global medical markets.

Our Laser Group produces high quality repeatable cuts, welds, holes and specialist marks on customer’s products. These include hermetically sealing (by laser) heart defibrillators and rechargeable batteries.

Our Precision Motion Group contains diversified product lines ranging from ultra high speed spindles to super precise measuring devices. Applications include formatting hard drives and drilling holes in printed circuit boards. Our products allow manufacturers to perform tasks such as drilling thousands of holes per minute with accuracy at a micron level.

Our Laser Systems Group supplies leading edge equipment to the semiconductor industry. These include systems to scribe and test silicon wafers and repair semiconductor memory wafers.

Highlights for the Three Months Ended March 31, 2006

•	Sales for the quarter were $76.1 million, compared to $64.8 million in the first quarter of 2005.

•	Net income for the quarter was $5.1 million, or $0.12 per diluted share, compared to net income of $0.1 million, or $0.00 per diluted share, in the first quarter of last year.

•	Bookings of orders were $71.0 million in the first quarter of 2006 compared to $62.4 million in the first quarter of 2005. Ending backlog was $79.3 million at March 31, 2006 as compared with $58.9 million at the end of the first quarter of 2005.

•	Cash, cash equivalents, short-term investments and short-term marketable securities were $108.8 million at March 31, 2006.

Results of Operations

The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	March 31, 2006	April 1, 2005
Sales	100.0%	100.0%
Cost of goods sold	58.4	64.6

Gross profit	41.6	35.4
Operating expenses:
Research and development	9.8	10.0
Selling, general and administrative	19.7	23.7
Amortization of purchased intangibles	2.4	2.7
Other	(0.1)	0.3

Total operating expenses	31.8	36.7

Income (loss) from operations	9.8	(1.3)
Interest income	1.2	0.6
Interest expense	(0.2)	—
Foreign exchange transaction gains (losses)	(0.9)	1.0

Income before income taxes	9.9	0.3
Income tax provision	3.2	0.1

Net income	6.7%	0.2%

Three Months Ended March 31, 2006 Compared to Three Months Ended April 1, 2005

Sales by Segment. The following table sets forth sales in thousands of dollars by our business segments for the first quarter of 2006 and 2005.

	Three Months Ended
	March 31, 2006	April 1, 2005	Increase (Decrease)
Sales:
Precision Motion Group	$38,572	$33,985	$4,587
Laser Group	8,406	10,261	(1,855)
Laser Systems	31,329	22,004	9,325
Intersegment sales elimination and other	(2,184)	(1,409)	(775)

Total	$76,123	$64,841	$11,282

Sales. Sales for the three months ended March 31, 2006 at $76.1 million, increased by $11.3 million or 17%, compared to the three months ended April 1, 2005.

Sales in the Precision Motion Group segment were $38.6 million in the first quarter of 2006 compared to $34.0 million in the same period in 2005, an increase of $4.6 million or 14%. The increase was primarily attributed to the increased sales of PCB spindles, MicroE products and components which were partially offset by decreases in specialty air bearings and GMAX. Smaller changes in sales of other product lines accounted for the remaining increase in Precision Motion segment sales.

Laser Group segment sales decreased $1.9 million, or 18% in the first three months of 2006 as compared to the same period in 2005, largely the result of lower volume of shipments.

Sales in the Laser Systems segment increased $9.3 million or 42% to $31.3 million in the three months ended March 31, 2006 as compared to $22.0 million in the same period in 2005. Sales increases in Memory Repair and Wafer Trim product lines together were partially offset by decreases in other product lines, mainly our Semiconductor Marker products.

Sales in our Corporate segment represent the elimination of sales between our segments and are shown in the table above as intersegment sales elimination and other. There was a $0.8 million increase in sales between segments for the three months ended March 31, 2006 as compared to the same period last year. The increase was a result of increases in sales from our Precision Motion and Laser segments to our Laser Systems segment, which was due to the increased volume in the Laser Systems business.

Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America consisting of the United States and Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, the People’s Republic of China (“PRC”) and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill-to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific for example, but the sales of our systems are billed and shipped to locations in the United States, although the equipment may eventually be installed in Asia-Pacific, for instance. In this example, these sales are therefore reflected in North America totals in the table below. The following table shows sales in millions of dollars to each geographic region for the first quarter of 2006 and 2005, respectively.

	Three Months Ended
	March 31, 2006		April 1, 2005
	Sales	% of Total	Sales	% of Total
	(In millions)		(In millions)
North America	$21.1	28%	$25.0	39%
Latin and South America	0.3	—	0.4	—
Europe (EMEA)	12.0	16	11.1	17
Japan	10.7	14	13.7	21
Asia-Pacific, other	32.0	42	14.6	23

Total	$76.1	100%	$64.8	100%

Asia-Pacific and Japan continue to be areas of focus for growth for all of the Company’s segments. The increase in Asia-Pacific sales reflects the results of this focus, particularly in the Laser Systems Wafer Repair and Wafer Trim product lines.

Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Order backlog at March 31, 2006 was $79.3 million compared to $58.9 million at April 1, 2005. Backlog is up primarily due to a strengthening in the semiconductor and electronics markets, which are cyclical industries as compared to a year ago.

Gross Profit.

Gross Profit by Segment. The following table sets forth gross profit in thousands of dollars by our business segments for the first quarter of 2006 and 2005, respectively.

	Three Months Ended
	March 31, 2006	April 1, 2005
Gross profit:
Precision Motion Group	$15,727	$12,549
Laser Group	2,858	2,602
Laser Systems	12,970	7,786
Intersegment sales elimination and other	98	11

Total	$31,653	$22,948

Gross profit %:
Precision Motion Group	40.8%	36.9%
Laser Group	34.0	25.4
Laser Systems	41.4	35.4
Intersegment sales elimination and other	(4.5)	(0.8)
Total	41.6%	35.4%

Gross profit was 41.6% in the three months ended March 31, 2006 compared to 35.4% in the three months ended April 1, 2005. Gross profit percentage can be influenced by a number of factors including product mix, pricing, volume, third-party costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, and the reversal thereof, at any particular time.

Precision Motion Group segment gross profit improved by $3.2 million or 3.9 percentage points in the first quarter of 2006 as compared to the same period in 2005. Most of the gross profit improvement came from increased sales volume and to a lesser extent improvements in profitability and product mix. In the first quarter of 2005, $0.3 million was incurred for workforce reductions for which there were no similar charges in the current period.

The Laser Group segment experienced a $0.3 million improvement or 8.6 percentage points in gross profit from $2.6 million for the first quarter of 2005 to $2.9 million for the first quarter of 2006 on a $1.9 million decrease in sales for the same period to period comparison. In the first quarter of 2005, Laser Group incurred a $0.4 million UK customs charge and a $0.2 million severance accrual.

Gross profit for the Laser Systems segment improved by $5.2 million, or 6.0 percentage points in the first quarter of 2006 as compared to the same period in 2005 primarily as a result of increased sales volume and improved product mix.

The gross profit for the intersegment sales elimination and other was insignificant for the first quarters of 2006 and 2005.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2006 were $7.5 million or 9.8% of sales as compared to $6.5 million or 10.0% of sales for the three months ended April 1, 2005, an increase of $1.0 million largely in the Precision Motion segment as a result of increased development efforts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2006 were $15.0 million or 19.7% of sales as compared to $15.4 million or 23.7% of sales for the three months ended April 1, 2005, a decrease of $0.4 million, primarily the result of decreased spending on personnel.

Amortization of Purchased Intangibles. Amortization of purchased intangibles remained constant at $1.8 million for the first quarter of 2006 as compared to the same period in 2005.

Other. During the first three months of 2006, the Company recorded rental income of approximately $0.1 million on its sublet facilities. This compares to a loss of $0.2 million in the same period last year from the expected sale of the Company’s building located in Nepean, Ontario. The building was sold in the second quarter of 2005.

Income (Loss) from Operations. The following table sets forth income (loss) from operations in millions of dollars by our business segments for the first quarter of 2006 and 2005.

	Three Months Ended
	March 31, 2006	April 1, 2005
Segment income (loss) from operations:
Precision Motion	$5,751	$3,297
Laser Group	(186)	(711)
Laser Systems	5,736	1,623

Total by segment	11,301	4,209
Unallocated amounts:
Corporate expenses	3,817	4,827
Amortization of purchased intangibles not allocated to a segment	26	26
Other	(6)	197

Income (loss) from operations	$7,464	$(841)

Other Income (Expense). During the three months ended March 31, 2006 the Company recorded $31 thousand compared to nil in 2005.

Interest Income. Interest income was $0.9 million in the first quarter of 2006 compared to $0.4 million in the first quarter of 2005. The increase in interest income in the first quarter of 2006 compared to the same period last year is due to higher invested balances coupled with higher yields on investments.

Interest Expense. Interest expense was $0.1 million in the first quarter of 2006 compared to a credit of $4 thousand in the three months ended April 1, 2005. During 2006 and 2005, the Company had no bank debt. Interest expense is primarily from interest on deferred compensation, tax liabilities and from discounting receivables.

Foreign Exchange Transaction Gain (Losses). Foreign exchange transaction losses were approximately $0.7 million in the three months ended March 31, 2006, compared to a gain of $0.6 million for the three months ended April 1, 2005. These amounts arise primarily from transactions denominated in currencies other than functional currency and unrealized gains (losses) on derivative contracts. In the three months ended March 31, 2006, the Company had no open hedge contracts. The loss in the first quarter of 2006 is due primarily to the settlement of a long-term hedge contract.

Income Taxes. The annualized effective tax rate at March 31, 2006 was 32.2% of income before taxes, compared to an effective tax rate of 36.4% of income before taxes for the three months ended April 1, 2005. Our effective tax rate in 2006 reflects a normalized statutory tax rate as the Company operates in jurisdictions that reflect this rate. Fluctuations in the tax rate period over period reflect the application of tax credits, valuation allowances and discrete items in certain jurisdictions.

Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. When making this determination, a review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carry-back and carry-forward periods, existing sales backlog, future taxable income projections and tax planning strategies. We have previously provided valuation allowances against losses in the parent company and subsidiaries with an inconsistent history of taxable income and loss due to the uncertainty of their realization. In addition, the Company has provided a valuation allowance on tax credits and net operating losses, due to the uncertainty of generating earned income to claim the tax credits or use the net operating losses. In the event that actual results differ from our estimates of future taxable income, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could have a material impact on our financial position and results of operations.

Net Income. As a result of the foregoing factors, net income for the first quarter of 2006 was $5.1 million, compared to $0.1 million in the same period in 2005.

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. There is no change in our critical accounting policies included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Form 10-K, as amended, for the year ended December 31, 2005, except as noted below.

Share-Based Payment

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) on January 1, 2006. Prior to this, the Company used the intrinsic value method as proscribed in APB 25. The Company has elected to apply the modified prospective method of adoption of SFAS 123R. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Additionally, SFAS 123R requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. On December 16, 2005, prior to the adoption of FAS 123R, the Company accelerated all outstanding unvested stock options. The decision to accelerate the vesting of these options was made primarily to reduce future compensation expense under SFAS 123R. As a result of the acceleration, options to purchase 558,446 of GSI Group Inc.’s common shares, which would otherwise have vested over the four following years, became fully vested. In the three months ended March 31, 2006, there were no new share based awards granted. As a result, the Company does not have any unvested options at March 31, 2006. The effect of FAS 123R on the Company’s consolidated results of operations and cash flows is zero for the three months ended March 31, 2006 as there were no instruments by which to apply FAS 123R. Going forward the Company anticipates granting awards with both performance and service based awards rather than traditional stock options with service only conditions. The Company currently does not have an equity compensation plan that will allow for the granting of such instruments. The proposed 2006 Equity Incentive Plan will allow for performance based options and awards and was presented to our shareholders for vote at the Annual Meeting of Shareholders on May 15, 2006. The Company’s board is currently evaluating the various equity instruments and is reviewing the Company’s policy on granting equity instruments, but it is expected that the granting pattern will change going forward. At this time, the Company is unable to quantify the effect SFAS 123R will have going forward on its consolidated results and earnings per share, nor has the Company determined whether it will use the Black-Scholes model or an open form model (lattice model) to measure the fair value of share-based payments. Additionally, the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123, included in note 5 to the financial statements.

Liquidity and Capital Resources

Cash Flows for Three Months Ended March 31, 2006 and April 1, 2005

Cash and cash equivalents totaled $86.4 million at March 31, 2006 compared to $69.3 million at December 31, 2005. In addition the Company had $22.5 million in marketable short-term investments at March 31, 2006 compared to $26.8 million in marketable short-term investments at December 31, 2005. Long-term investments, at both March 31, 2006 and December 31, 2005 consist of a minority equity investment in a private United Kingdom company valued at $0.6 million.

Cash flows provided by operating activities for the three months ended March 31, 2006 were $3.3 million, compared to a use of cash of $1.2 million during the three months ended April 1, 2005. Net income after adjusting for the gain on sale of long lived asset, depreciation and amortization and deferred income taxes provided cash of $6.3 million in the first quarter of 2006. Decreases in inventories and increases in current liabilities provided $7.1 million. Increases in accounts receivable and other current assets used $10.1 million in cash. Net income after adjusting for loss on long lived asset, depreciation and amortization, unrealized loss on derivatives, stock-based compensation and deferred income taxes provided cash of $3.5 million in the first quarter of 2005. Decreases in accounts receivable and other current assets provided $8.3 million. The decrease in receivables is primarily the result of a decrease in sales in the quarter. Increases in inventories and decreases in current liabilities used $13.0 million in cash.

Cash flows provided by investing activities were $8.4 million during the three months ended March 31, 2006, primarily from the sale of assets of $6.1 million and proceeds from the sale and maturity of short-term investments, net of purchases of $4.3 million offset by additions to property plant and equipment of $1.8 million. The Company sold its Maple Grove building in January 2006. Cash flows used in investing activities were $5.8 million during the same period in 2005, primarily from the purchase of short and long-term investments, net of sales and maturities of $5.0 million.

Cash flows provided by financing activities during the three months ended March 31, 2006 were $5.2 million from the issue of share capital from the exercise of stock options and warrants as well as the tax benefit of stock options, compared to $0.2 million for the same period in 2005.

Other Liquidity Matters

There have been no significant changes in the Company’s lines of credit, pensions, contractual obligations, acquisitions or off-balance sheet arrangements since December 31, 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments, long-term investments and debt obligations. As described in note 7 to the consolidated financial statements, at March 31, 2006, the Company had $70.3 million invested in cash equivalents and $22.5 million in short-term marketable investments. At December 31, 2005, the Company had $43.7 million invested in cash equivalents and $26.8 million in short-term marketable investments. Due to the average maturities and the nature of the investment portfolio at March 31, 2006, a one percent change in interest rates could have approximately a $0.9 million impact on our interest income on an annual basis. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

Foreign Currency Risk. We have substantial sales and expenses and working capital in currencies other than U.S. dollars. As a result, we have exposure to foreign exchange fluctuations, which may be material. To reduce the Company’s exposure to exchange gains and losses, we generally transact sales and costs and related assets and liabilities in the functional currencies of the operations. Additionally, we may utilize currency forwards, currency swaps and currency options to hedge exposure to foreign currencies. These financial instruments are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. We do not currently use currency forwards or currency options for trading purposes. The Company does not designate short-term contracts as hedges. Accordingly, such contracts are recorded at fair value with changes in fair value recognized in income, instead of included in accumulated other comprehensive income. Although the Company marks-to-market short-term hedge contracts to the statement of operations, the Company does not intend to enter into hedging contracts for speculative purposes. At March 31, 2006, the Company did not have any forward exchange contracts outstanding. At April 1, 2005, we had six United States dollars to British Pounds Sterling forward exchange contracts to purchase $4.5 million United States dollars with a combined aggregate fair value loss of $0.1 million included in foreign exchange transaction gains (losses).

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of effectiveness of disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the United States Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures of the Company are effective as of the end of the period covered by this report. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our inability to remain profitable may result in the loss of significant deferred tax assets. In determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets requires subjective judgment and analysis. While we recovered a portion of our current deferred tax assets based on profitability in Q1 2006 and planned profits for the remainder of 2006, 2007 and beyond, we are consistently evaluating our deferred tax assets based on current year performance. Our ability to maintain our deferred tax assets at March 31, 2006 depends upon our ability to continue to generate future profits in the United States, Canada, Japan, and United Kingdom tax jurisdictions. If actual results differ from our plans or we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by taking a charge to the Statement of Operations, which may have a material negative result on our operations.

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

Our reliance upon third party distribution channels subjects us to credit, inventory, business concentration and business failure risks beyond our control. We sell products through resellers (which include original equipment manufacturers, “OEMs”, systems integrators and distributors). Reliance upon third party distribution sources subjects us to risks of business failure by these individual resellers, distributors and OEMs, and credit, inventory and business concentration risks. In addition, our net sales depend in part upon the ability of our OEM customers to develop and sell systems that incorporate our products. Adverse economic conditions, large inventory positions, limited marketing resources and other factors influencing these OEM customers could have a substantial impact upon our financial results. No assurances can be given that our OEM customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our financial condition or results of operations.

The steps we take to protect our intellectual property may not be adequate to prevent misappropriation or the development of competitive technologies or products by others that could harm our competitive position and materially adversely affect our results of operations. Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation, or that others will not develop competitive technologies or products. As of April 2006, we held 185 United States and 111 foreign patents; in addition, applications were pending for 77 United States and 112 foreign patents. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us.

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

Our operations in foreign countries subject us to risks not faced by companies operating exclusively in the United States. In addition to operating in the United States, Canada, the United Kingdom and the People’s Republic of China (“PRC”), we currently have sales and service offices in Germany, Switzerland, Japan, Korea, Singapore, Taiwan and the PRC. We may in the future expand into other international regions. During the three months ended March 31, 2006, approximately 72% of our revenue was derived from operations outside North America. International operations are an expanding part of our business both from a sales focus and an operating base.

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

Item 6. Exhibits

a) List of Exhibits

Exhibit Number	Description

10.1	Incentive Compensation Agreement between Registrant and Charles D. Winston dated March 7, 2006

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Group Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ CHARLES D. WINSTON	President and Chief Executive Officer (Principal Executive Officer)	May 8, 2006
Charles D. Winston

/s/ ROBERT L. BOWEN	Vice President and Chief Financial Officer (Principal Financial Officer)	May 8, 2006
Robert L. Bowen

EXHIBIT INDEX

Exhibit Number	Description

10.1	Incentive Compensation Agreement between Registrant and Charles D. Winston dated March 7, 2006

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.