Form 10-Q
period 2006-06-30
GSI GROUP INC
filed 2006-08-09
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 2, 2006 there were approximately 41,815,442 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	June 30, 2006	December 31, 2005
ASSETS
Current
Cash and cash equivalents (note 8)	$115,339	$69,286
Short-term investments (note 4 and 8)	—	26,757
Accounts receivable, less allowance of $1,116 (December 31, 2005 — $1,592) (note 7, 10)	64,308	55,348
Income taxes receivable (note 11)	2,903	2,517
Inventories (note 2)	71,113	63,475
Deferred tax assets (note 11)	12,421	10,630
Other current assets (note 2)	12,868	20,357

Total current assets	278,952	248,370
Property, plant and equipment, net of accumulated depreciation of $24,220 (December 31, 2005 — $20,608)	34,045	32,220
Deferred tax assets (note 11)	24,943	20,124
Other assets (note 2)	784	699
Long-term investments (note 8)	644	613
Intangible assets, net of amortization of $5,138 (December 31, 2005 — $4,035) (note 2)	16,091	16,834
Patents and acquired technology, net of amortization of $32,812 (December 31, 2005 — $30,359) (note 2)	26,155	28,163
Goodwill (note 2)	26,421	26,421

	$408,035	$373,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$20,742	$14,998
Income taxes payable (note 11)	10,610	2,475
Accrued compensation and benefits	10,391	9,212
Other accrued expenses (note 2)	17,662	14,625

Total current liabilities	59,405	41,310
Deferred compensation	2,629	2,576
Deferred tax liabilities (note 11)	12,338	13,252
Accrued minimum pension liability (note 12)	10,243	9,750

Total liabilities	84,615	66,888
Commitments and contingencies (note 10)
Stockholders’ equity (note 5, 6)
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 41,815,442 (December 31, 2005 — 41,628,171)	310,022	309,545
Additional paid-in capital	4,401	3,339
Retained earnings	18,975	7,688
Accumulated other comprehensive loss	(9,978)	(14,016)

Total stockholders’ equity	323,420	306,556

	$408,035	$373,444

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Sales	$76,401	$66,850	$152,524	$131,691
Cost of goods sold	44,009	39,168	88,583	81,061

Gross profit	32,392	27,682	63,941	50,630
Operating expenses:
Research and development and engineering	7,400	6,368	14,841	12,827
Selling, general and administrative	15,753	15,098	30,575	30,479
Amortization of purchased intangibles	1,513	1,648	3,341	3,400
Restructuring and other (note 9)	(129)	4	(135)	201

Total operating expenses	24,537	23,118	48,622	46,907
Income from operations	7,855	4,564	15,319	3,723
Other income (expense)	(6)	8	24	8
Interest income	1,876	387	2,763	779
Interest expense	(1,323)	(68)	(1,467)	(63)
Foreign exchange transaction gains (losses)	140	325	(569)	943

Income before income taxes	8,542	5,216	16,070	5,390
Income tax provision (note 11)	2,358	2,091	4,783	2,155

Net income	$6,184	$3,125	$11,287	$3,235

Net income per common share:
Basic	$0.15	$0.08	$0.27	$0.08
Diluted	$0.15	$0.07	$0.27	$0.08
Weighted average common shares outstanding (000’s)	42,100	41,522	42,008	41,493
Weighted average common shares outstanding for diluted net income per common share (000’s)	42,304	41,728	42,400	41,755

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Cash flows from operating activities:
Net income	$6,184	$3,125	$11,287	$3,235
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on disposal of assets	(187)	4	(193)	201
Depreciation and amortization	3,388	3,522	6,937	7,100
Unrealized gain on derivatives	(119)	(93)	(119)	(37)
Stock-based compensation	61	(28)	61	(90)
Deferred income taxes	(4,424)	(720)	(6,748)	(1,118)
Changes in current assets and liabilities:
Accounts receivable	1,588	(8,652)	(8,287)	(2,388)
Inventories	(7,295)	(2,181)	(6,551)	(5,244)
Other current assets	1,990	(468)	1,707	1,559
Accounts payable, accruals and taxes (receivable) payable	10,072	(2,637)	16,424	(12,533)

Cash provided by (used in) operating activities	11,258	(8,128)	14,518	(9,315)
Cash flows from investing activities:
Acquisition of business	—	(71)	—	(71)
Sale of assets	341	1,550	6,454	1,550
Other additions to property, plant and equipment	(2,560)	(1,132)	(4,368)	(2,030)
Proceeds from the sale and maturities of short-term and long-term investments	22,471	8,000	49,271	11,000
Purchases of short-term and long-term investments	—	(9,243)	(22,514)	(17,219)
(Increase) decrease in other assets	(81)	(16)	(229)	86

Cash provided by (used in) investing activities	20,171	(912)	28,614	(6,684)
Cash flows used in financing activities:
Purchase of treasury shares	(3,773)	—	(3,773)	—
Tax benefit of stock options	—	—	1,001	—
Issue of common shares from the exercise of stock options	6	273	4,250	464

Cash (used in) provided by financing activities	(3,767)	273	1,478	464
Effect of exchange rates on cash and cash equivalents	1,292	(1,579)	1,443	(2,785)

Increase (decrease) in cash and cash equivalents	28,954	(10,346)	46,053	(18,320)
Cash and cash equivalents, beginning of period	86,385	74,360	69,286	82,334

Cash and cash equivalents, end of period	$115,339	$64,014	$115,339	$64,014

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2006

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

Comparative Amounts

Certain prior year amounts have been reclassified to conform to the current year presentation in the financial statements and notes as of and for the three and six months ended June 30, 2006. These reclassifications had no effect on the previously reported results of operations or financial condition.

2. Supplementary Balance Sheet Information

The following tables provide details of selected balance sheet accounts.

Inventories

	June 30, 2006	December 31, 2005
Raw materials	$31,250	$27,155
Work-in-process	12,120	10,299
Finished goods	21,183	19,323
Demo inventory	6,560	6,698

Total inventories	$71,113	$63,475

Other Assets

	June 30, 2006	December 31, 2005
Other current assets:
Prepaid VAT and VAT receivable	$5,461	$6,648
Other prepaid expenses	3,549	4,119
Other current assets	3,858	9,590

Total	$12,868	$20,357

Other assets:
Deposits and other	$784	$699

Total	$784	$699

Intangible Assets

	June 30, 2006		December 31, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and acquired technology	$58,967	$(32,812)	$58,522	$(30,359)

Accumulated amortization	(32,812)		(30,359)

Net Patents and acquired technology	$26,155		$28,163

	June 30, 2006		December 31, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer relationships	$14,791	$(3,686)	$14,528	$(2,791)
Trademarks, trade names, and other	6,438	(1,452)	6,341	(1,244)

Total cost	21,229	$(5,138)	20,869	$(4,035)

Accumulated amortization	(5,138)		(4,035)

Net intangible assets	$16,091		$16,834

Goodwill

The Company accounts for goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. During the second quarter of 2006, the Company completed its annual testing of goodwill. There were no indications of impairment; therefore, no write-down of goodwill was necessary.

Other Accrued Expenses

	June 30, 2006	December 31, 2005
Accrued warranty	$4,619	$4,445
Deferred revenue	5,895	2,963
Accrued audit	862	1,100
VAT payable	93	498
Accrued restructuring (note 9)	1,381	1,392
Accrual for recourse receivables	1,194	730
Other	3,618	3,497

Total	$17,662	$14,625

Accrued Warranty

	For the Three Months Ended June 30, 2006	For the Three Months Ended July 1, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended July 1, 2005
Balance at the beginning of the period	$4,578	$5,532	$4,445	$5,880
Charged to costs of goods sold	1,389	1,428	2,752	3,148
Use of provision	(1,383)	(1,978)	(2,622)	(3,999)
Foreign currency exchange rate changes	35	(80)	44	(127)

Balance at the end of the period	$4,619	$4,902	$4,619	$4,902

3. New Accounting Pronouncements

Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 establishes standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns. In addition, FIN 48 requires new disclosures about positions taken by an entity in its tax returns that are not recognized in its financial statements, information about potential significant changes in estimates related to tax positions and descriptions of open tax years by major jurisdiction. The provisions of FIN 48 will become effective for us beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the impact that FIN 48 will have on our results of operations and financial condition.

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

Share-Based Payment

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) on January 1, 2006. SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) which superseded APB 25. SFAS 123R requires the determination of the fair value of all share-based payments to employees, including grants of employee stock options, and the recognition of the related expense over the period in which the service is received. The Company has elected to apply the modified prospective method of adoption of SFAS 123R. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Additionally, SFAS 123R requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. See note 6, stock based compensation, for a description of the impact to the Company’s financial position, results of operations and liquidity due to the adoption of SFAS 123(R).

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

4. Bank Indebtedness

At December 31, 2005, pursuant to a security agreement between the Company and Bank of America, marketable securities included in short-term investments totaling $5.0 million were pledged as collateral for the Bank of America pledge agreement. This pledge was no longer required at June 30, 2006.

5. Stockholders’ Equity

Capital Stock

The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During the six months ended June 30, 2006, 565,877 common shares were issued pursuant to exercised stock options for proceeds of approximately $4.3 million. During the six months ended July 1, 2005, 132,177 common shares were issued pursuant to exercised stock options for proceeds of approximately $0.6 million. During the six months ended June 30, 2006 warrants were exercised to purchase 2,694 of the Company’s common shares for an aggregate of $26 thousand.

Stock option and warrant activity for the six months ended June 30, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,565	$8.21
Granted	—	—
Exercised	(569)	7.52
Forfeited and expired	(121)	17.33

Outstanding at June 30, 2006	2,875	$11.03	2.29	$825

Exercisable at June 30, 2006	2,875	$11.03	2.29	$825

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the quoted price of our common shares for the 464,000 options and warrants that were in the money at June 30, 2006. The intrinsic value of exercised options and warrants for the six months ended June 30, 2006 was $3.0 million. For the six months ended July 1, 2005, the aggregate intrinsic value of exercised options was $0.5 million.

The Company has a number of share based programs for its directors, officers and employees. Options to purchase the Company’s common shares are granted with exercise prices equal to the market value at the date of grant. Options granted have a ten year life and typically vest 25% each year for four years. Compensation expense is recognized on a straight line basis over the vesting period. The Company has granted both incentive stock options and non-qualified stock options. The Company, in accordance with New Brunswick law, is not permitted to hold its own stock, (i.e. treasury stock). As a result, all option and warrant exercises will result in the issuance of new common shares.

In the second quarter of 2006, the Company purchased 381,300 shares of its common shares on the open market in accordance with its stock repurchase plan and is shown as a reduction to common shares on the balance sheet. These were purchased at an aggregate cost of $3.8 million plus broker commissions at the then prevailing market prices. Subsequent to quarter end on July 28, 2006, all 381,300 common shares were cancelled.

Accumulated Other Comprehensive Loss

The following table provides the details of accumulated other comprehensive loss at:

	June 30, 2006	December 31, 2005
Unrealized gain on investments, net of tax of nil	$—	$9
Accumulated foreign currency translations	265	(4,275)
Accrued minimum pension liability, net of tax of nil	(10,243)	(9,750)

Total accumulated other comprehensive loss	$(9,978)	$(14,016)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net income	$6,184	$3,125	$11,287	$3,235
Change in unrealized loss (gain) on investments, net of tax of nil	(2)	(2)	(9)	—
Change in accrued minimum pension liability, net of tax of nil	(456)	389	(493)	411
Foreign currency translation adjustments	4,177	(4,180)	4,540	(6,817)

Comprehensive income (loss)	$9,903	$(668)	$15,325	$(3,171)

Net income per common share

Basic net income per common share was computed by dividing net income by the weighted-average number of common shares outstanding during the period. For diluted net income per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method.

Common and common share equivalent disclosures are:

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
	(In thousands)		(In thousands)
Weighted average common shares outstanding	42,100	41,522	42,008	41,493
Dilutive potential common shares	204	206	392	262

Diluted common shares	42,304	41,728	42,400	41,755

Excluded from calculation - stock options and warrants that would have been anti-dilutive	1,603	2,984	761	2,589

At June 30, 2006, the Company had options and warrants outstanding entitling holders to acquire up to 2,831,861 and 43,104 common shares, respectively. At July 1, 2005, the Company had options and warrants outstanding entitling holders to acquire up to 3,404,362 and 51,186 common shares, respectively. At June 30, 2006 and July 1, 2005, the Company had both incentive stock options and non-qualified stock options outstanding.

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

The Rights cannot be transferred separately from the common shares until the eighth business day (subject to extension by the Board of Directors) after the earlier of (a) the first date of public announcement that a person or group of affiliated or associated persons (excluding certain persons and groups) has acquired beneficial ownership of 20% or more of the outstanding common shares of the Company, or (b) the date of commencement of, or first public announcement of the intent of any person or group of affiliated or associated persons to commence, a take-over bid. At such time as any person or group of affiliated or associated persons becomes an “Acquiring Person”, meaning they hold 20% or more of the outstanding common shares of the Company (a “Flip-In Event”), each Right shall constitute the right to purchase from the Company that number of common shares having an aggregate market price on the date of the Flip-In Event equal to twice the Exercise Price, for the Exercise Price (such Right being subject to anti-dilution adjustments).

So long as the Rights are not transferable separately from the common shares, the Company will issue one Right with each new common share issued.

6. Stock Based Compensation

Stock Based Compensation

On January 1, 2006, the Company adopted FAS123R on a modified prospective basis. Prior to this, the Company used the intrinsic value method as proscribed in APB 25. On December 16, 2005, prior to the adoption of FAS 123R, the Company accelerated all outstanding unvested stock options. The decision to accelerate the vesting of these options was made primarily to reduce future compensation expense under SFAS 123R. As a result of the acceleration, options to purchase 558,446 of GSI Group Inc.’s common shares, which would otherwise have vested over the four following years, became fully vested. No options were issued during the three and six months ended June 30, 2006. As discussed below in 2006 Equity Incentive Plan, 213,000 restricted stock awards were granted during the quarter ended June 30, 2006.

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

	Three months ended July 1, 2005	Six months ended July 1, 2005
Net income:
As reported	$3,125	$3,235
Stock based compensation included in results of operations, net of related tax effects	(28)	(90)
Stock based compensation if fair value based method was applied, net of related tax effects	(491)	(1,143)

Pro forma income (loss)	$2,606	$2,002
Basic net income (loss) per share:
As reported	$0.08	$0.08
Pro forma	$0.06	$0.05
Diluted income (loss) per share:
As reported	$0.07	$0.08
Pro forma	$0.06	$0.05

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

July 1, 2005
Risk-free interest rate	3.88%
Expected dividend yield	—
Expected life from date of grant	5.0 years
Expected volatility	60%
Weighted average fair value per share	$5.28

2006 Equity Incentive Plan

On May 15, 2006, shareholders of the Company approved the adoption of the 2006 Equity Incentive Plan, replacing the 1995 Equity Incentive Plan. The 2006 Equity Incentive Plan corrects structural deficiencies in the Second Restatement of the 1995 Equity Incentive Plan. The 2006 Equity Incentive Plan generally provides for the sale or grant of various awards of, or the value of, the Company’s common shares including stock options, restricted stock, stock appreciation rights, restricted stock and performance shares and units, performance-based awards, and stock grants, to officers, directors, employees and certain consultants to the Company and its affiliates. The 2006 Equity Incentive Plan and a detailed summary description of its terms was included in the Company’s 2006 Proxy Statement.

The maximum number of the Company’s common shares which may be issued pursuant to the 2006 Equity Incentive Plan is 6,906,000 common shares, subject to adjustment in the event of certain corporate events and reduced by the number of common shares already issued pursuant to awards under the Company’s 1992 and 1995 Equity Incentive Plans. As of June 30, 2006, there remain 1,806,446 common shares available to issue to eligible participants going forward pursuant to the 2006 Equity Incentive Plan. That number is subject to increase by the number of outstanding options that expire without exercise. The Company reserves the right to seek approval to issue additional common shares to fund equity incentive awards in the event that it determines a future need. The Compensation Committee will administer the 2006 Equity Incentive Plan, determine the terms of all awards and otherwise decide all questions arising under the 2006 Equity Incentive Plan. Under the 2006 Equity Incentive Plan, outstanding options, stock appreciation rights, and restricted stock and restricted stock units not based on performance goals will continue to vest after a change of control, and will accelerate in full upon any termination of the participant’s employment within one year following the change of control. Restricted stock and restricted stock units based on performance goals will be deemed to have been satisfied upon a change of control pro rata from the date of grant to the change of control event. The 2006 Equity Incentive Plan has a ten-year term.

On May 18, 2006, the Compensation Committee approved 213,000 restricted stock awards. Of the restricted stock awards approved, 63,900 were granted and are time-based shares which vest annually over 3 years on May 18, 2006, March 10, 2007 and March 10, 2008. 149,100 of the approved restricted stock awards are performance-based shares which will be granted at the end of the program year based on achievement criteria. Failure to meet the performance criteria will result in a portion or all of the shares being forfeited and cancelled. 49,700 of those performance-based shares will vest immediately on the grant date and of the remaining 99,400 shares half will vest on March 10, 2008 and the remainder will vest on March 10, 2009. The Company recognizes expense on the restricted stock awards over the requisite service period, which is generally from the approval of the awards through the end of the vesting period. The Company recognizes expense on the performance-based shares using an estimate of the shares expected to be earned, based on the probability of meeting the performance criteria, multiplied by the trading price of the shares on the reporting date. The Company has applied an estimated forfeiture rate of zero to these awards. The Company reevaluates the estimated forfeiture rate periodically and adjusts for actual experience as necessary. Until granted, no expense will be recognized on the performance-based shares.

On June 3, 2006, GSI granted 194,717 time-based shares of restricted stock to the incoming CEO, pursuant to his employment agreement. At the same time, also pursuant to the employment agreement, GSI authorized the issuance of 254,341 performance-based shares of restricted stock for the incoming CEO. The performance criteria will be determined within the first 100 days of his employment. The performance-based shares will be granted once the Company and CEO have obtained a mutual understanding of the terms of the awards. The Company will begin expensing these shares over the vesting period when the CEO’s employment commences.

The Company recorded compensation expense related to its restricted stock awards totaling $61 thousand during the three and six months ended June 30, 2006. No compensation expense was recorded for restricted stock awards during the three and six months ended July 1, 2005. Total income tax benefit recognized in the income statement for stock based compensation arrangements was nil for the three and six months ended June 30, 2006. The cost of the performance-based shares will be revalued quarterly.

Nonvested Restricted Shares	Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at December 31, 2005	0	—
Granted (except for CEO awards above)	63,900	$9.78
Vested	0	—
Forfeited	0	—

Nonvested shares at June 30, 2006	63,900	$9.78

As of June 30, 2006, there was $0.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average remaining period of 2.75 years. No shares vested during the six months ended June 30, 2006.

2005 Incentive Awards

On October 25, 2005, the Company established a 2005 Incentive Award program (the “Program”) with a four-year term with awards triggered by achieving defined annual operating income goals. If the Company meets the goals, the Company will make cash payments to participants based on the trading price of Company common stock as of the date that the Board approves the audited financial statements for the applicable year times the number of imputed shares awarded to each participant as of October 25, 2005. No awards were earned for 2005 based on audited operating profit. On May 15, 2006, the shareholders approved the adoption of the 2006 Equity Incentive Plan, and on July 24, 2006 the Compensation Committee of the Board of Directors replaced the cash payment feature for reaching the profit target in 2006, 2007, and 2008, with restricted stock. The terms of the Program otherwise did not change. As the Compensation Committee did not modify the profit targets it is currently not probable that any awards will be earned in 2006, 2007 or 2008. As a result, no compensation expense has been accrued in the financial statements. The Company will continue to monitor the circumstances and make appropriate updates to the accounting as required.

7. Related Party Transactions

Richard B. Black, a director of the Company, is also the President and Chief Executive Officer of ECRM, Inc. ECRM, Inc. purchased $0.1 million in equipment from the Westwind business unit of GSI Group Corporation in the three months ended July 1, 2005 at amounts and terms equivalent to third-party transactions. There were no purchases made in the period ended June 30, 2006. In the six months ended June 30, 2006 and July 1, 2005, sales revenue from ECRM, Inc. of $95 thousand and $0.2 million, respectively were recorded. Receivables from ECRM, Inc. of $103 thousand and $51 thousand as at June 30, 2006 and December 31, 2005, respectively, are included in accounts receivable on the balance sheet.

The Company recorded sales revenue from Sumitomo Heavy Industries Ltd., a significant shareholder of the Company, of $1.6 million in the three months ended June 30, 2006 and $1.7 million in the three months ended July 1, 2005 at amounts and terms approximately equivalent to third-party transactions. In the six months ended June 30, 2006 and July 1, 2005, these revenues were $2.6 million and $3.2 million, respectively. Receivables from Sumitomo Heavy Industries Ltd. of $1.4 million and $0.4 million as at June 30, 2006 and December 31, 2005, respectively, are included in accounts receivable on the balance sheet. The Company purchases raw materials from Sumitomo at amounts and terms approximately equivalent to third-party transactions. The Company purchased $0.1 million from Sumitomo in both the three months ended June 30, 2006 and July 1, 2005. In both the six months ended June 30, 2006 and July 1, 2005, these purchases were $0.1 million. Payables due to Sumitomo Heavy Industries Ltd. of $18 thousand and $9 thousand at June 30, 2006 and December 31, 2005 are included in accounts payable on the balance sheet.

The Company has an agreement with V2Air LLC relating to the use of V2Air LLC’s aircraft for Company purposes. The Company’s former President and Chief Executive Officer, Charles D. Winston owns V2Air LLC. Pursuant to the terms of the agreement, the Company is required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the three months ended June 30, 2006 and July 1, 2005, the Company reimbursed V2Air LLC $56 thousand and $22 thousand, respectively, under the terms of the agreement. During the six months ended June 30, 2006, the Company reimbursed V2Air LLC $111 thousand under the terms of the agreement compared to $35 thousand for the six months ended July 1, 2005.

8. Financial Instruments

Cash Equivalents, Short-term and Long-term Investments

At June 30, 2006, the Company had $95.8 million invested in cash equivalents. At December 31, 2005, the Company had $43.7 million invested in cash equivalents. At both June 30, 2006 and December 31, 2005, cost approximates fair value.

At June 30, 2006, the Company had no short-term investments. At December 31, 2005, the Company had $26.8 million in short-term investments with maturity dates between January 3, 2006 and February 16, 2006. These are recorded at fair value based upon market quotes. At December 31, 2005, the unrealized gain (loss) on the short-term and long-term investments was not material. As discussed in Note 4 to the financial statements at December 31, 2005, $5.0 million of short-term investments was pledged as collateral for the Bank of America pledge agreement which is no longer outstanding at June 30, 2006. Long-term investments at June 30, 2006 and December 31, 2005 represents a 20% equity investment in a private United Kingdom company, Laser Quantum, valued at GBP 0.4 million (approximately $0.6 million at both June 30, 2006 and December 31, 2005). This is recorded at cost. The Company does not have the ability to exercise significant control over this investment. It is not practicable to determine the fair value of this investment and there has been no indication of impairment.

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

9. Restructuring and Other

Restructuring Charges

Several significant markets for our products had been in severe decline from 2000 through early 2003. In response to the business environment, the Company restructured operations in an effort to bring costs in line with our expectations for sales of systems for the semiconductor and telecommunications markets. Our emphasis was predominantly on consolidating operations at various locations and reducing overhead. The Company incurred restructuring charges in each of the years from 2000 to 2003 as it continued to reduce and consolidate operations around the world. Each year, the Company evaluates accruals that it has made as part of prior restructuring actions. In 2004 and 2005, it was determined that additional charges of $0.6 million and $0.5 million, respectively, were needed for the excess space in the Munich facility due to continued softness in the Munich commercial market. At June 30, 2006, the Company reviewed its Munich facility excess space accrual and an additional $59 thousand restructuring charge was recorded.

The following table summarizes changes in the restructuring reserve included in other accrued expenses on the balance sheet.

Total
(In millions)
Reserve at December 31, 2005	$1.4
Charges during the three months ended March 31, 2006	—
Cash payments during the three months ended March 31, 2006	(0.1)

Reserve at March 31, 2006	1.3
Charges during the three months ended June 30, 2006	0.1
Cash payments during the three months ended June 30, 2006	—

Reserve at June 30, 2006	$1.4

Other

On June 30, 2006, the Company sold a small parcel of land in Nepean, Ontario, Canada for Cdn $380 thousand (approximately US$338 thousand) and recorded a gain of $0.2 million on the transaction.

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

The Company has made claims for indemnification and breaches of warranty under the asset purchase agreement against Lumenis Ltd. and Spectron Cosmetics Ltd. (formerly known as Spectron Laser Systems Limited) (collectively “Spectron”). The Company filed its claim in the English courts on July 29, 2005 as a result of defects in the line of laser products purchased under the asset agreement, and related claims. The Company has also put Spectron on notice of the Company’s intent to file a second action against Spectron for fraud in connection with representations made to the Company by Spectron pre-sale concerning the viability of Spectron’s DPSS product line. As part of the asset purchase agreement, US$1.3 million was deposited into escrow, which amount remains in the hands of the escrow agent. The Company filed a claim for the entire escrow balance, as well as additional amounts in excess of the escrow account. The Company has recorded in other current assets a receivable of £0.4 million (approximately US$0.7 million) for certain indemnification claims, and for a purchase price adjustment as part of the Company’s initial purchase accounting. One customer, Hapa, thereafter raised a warranty claim associated with lasers sold by Spectron prior to the acquisition. Hapa has made the same demand to Spectron, and the Company has sent a formal demand to Spectron for indemnification from the Hapa claim. To date, no Spectron customer claims are the subject of any legal proceeding against the Company.

It is not possible to determine the amount of recovery, if any, which the Company may ultimately receive from the Spectron litigation, but the Company anticipates that at least the amount recorded as a receivable will be recovered. Additionally, it is not possible to determine any amounts that we may have to pay to satisfy Spectron customer warranty claims, although it is expected that any such amounts would be included in any future settlement with, or award from Spectron.

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

Historically, we have not made any significant payments under such indemnifications. At June 30, 2006 and December 31, 2005, nothing has been accrued in the consolidated balance sheet with respect to these indemnification undertakings.

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

11. Income Taxes

At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. The Company’s reported effective tax rate of 30% for the six months ended June 30, 2006, differed from the expected Canadian federal statutory rate, primarily due to the partial release of valuation allowances in certain jurisdictions and discrete items that occurred in the six months ending June 30, 2006.

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

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Components of the net periodic pension cost:
Interest cost	$352	$414	$703	$828
Expected return on plan assets	(263)	(265)	(526)	(529)
Amortization of unrecognized gain (loss)	106	98	212	197

Net periodic pension cost	$195	$247	$389	$496

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

The table below sets forth the estimated net periodic cost of the tax qualified pension plan.

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Components of the net periodic pension cost:
Service cost	$47	$51	$95	$104
Interest cost	7	8	14	15
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized gain (loss)	16	17	32	35

Net periodic pension cost	$69	$75	$139	$152

13. Segment Information

General Description

There have been no significant changes to the Company’s reportable operating segments since December 31, 2005. The Company’s operating segments are the same as those described in the Annual Report on Form 10-K. The Laser Systems Group has been renamed the Semiconductor Systems Group. This name change more accurately reflects its business and markets served. The name change had no change on the operations or the results of the segment.

Segments

Information on reportable segments is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Sales:
Precision Motion Group	$41,171	$34,151	$79,743	$68,136
Laser Group	9,268	11,426	17,674	21,686
Semiconductor Systems Group	29,012	23,711	60,341	45,714
Intersegment sales elimination	(3,050)	(2,438)	(5,234)	(3,845)

Total	$76,401	$66,850	$152,524	$131,691

Segment income from operations:
Precision Motion Group	$7,256	$4,872	$13,007	$8,169
Laser Group	210	803	24	92
Semiconductor Systems Group	4,756	3,146	10,492	4,769

Total by segment	12,222	8,821	23,523	13,030
Unallocated amounts:
Corporate expenses	4,496	4,227	8,313	9,053
Amortization of purchased intangibles not allocated to a segment	—	26	26	53
Restructuring and other	(129)	4	(135)	201

Income from operations	$7,855	$4,564	$15,319	$3,723

Amortization of purchased intangibles by segment included in the above segment income from operations:
Precision Motion Group	$1,408	$1,515	$3,109	$3,133
Laser Group	$105	$106	$205	$215

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

	Three months ended
	June 30, 2006		July 1, 2005
	Sales	% of Total	Sales	% of Total
	(In millions)		(In millions)
Revenues from external customers:
North America	$22.1	29%	$28.9	43%
Latin and South America	0.5	1	0.4	1
Europe (EMEA)	14.3	18	11.2	17
Japan	8.8	12	9.0	13
Asia-Pacific, other	30.7	40	17.4	26

Total	$76.4	100%	$66.9	100%

	Six months ended
	June 30, 2006		July 1, 2005
	Sales	% of Total	Sales	% of Total
	(In millions)		(In millions)
Revenues from external customers:
North America	$43.2	28%	$53.9	41%
Latin and South America	0.8	1	0.8	1
Europe (EMEA)	26.3	17	22.3	17
Japan	19.5	13	22.7	17
Asia-Pacific, other	62.7	41	32.0	24

Total	$152.5	100%	$131.7	100%

			June 30, 2006	December 31, 2005
Long-lived assets and goodwill:
USA			$65,613	$67,055
Europe			33,687	33,434
Japan			1,029	946
Asia-Pacific, other			2,383	2,203

Total			$102,712	$103,638

14. Subsequent Event

As detailed in footnote 6 above, on July 24, 2006, the Compensation Committee of the Board of Directors issued a total of 355,000 restricted shares to the Company’s Executives and General Managers in connection with a modification of the 2005 Incentive Award Program. The amount of shares issued to each individual and the profit targets are detailed in the Company’s 8-K filed on July 28, 2006. In connection with a severance agreement entered into between the Company and Charles D. Winston, Mr. Winston’s 100,000 share award opportunity under the Program was cancelled.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In United States dollars, and in accordance with U.S. GAAP)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Report. MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. These forward-looking statements relate to anticipated financial performance; drivers of revenue growth; management’s plans and objectives for future operations and expenditures; business prospects; industry trends; market conditions; changes in accounting principles and changes in actual or assumed tax liabilities; our expectations regarding tax exposure; our anticipated capital requirements and working capital needs; our anticipated reinvestment of future earnings; our anticipated expenditures in regard to our benefit plans; and our anticipated use of currency hedges. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services; our ability to compete in an intensely competitive market; our ability to develop and introduce new products or enhancements on schedule and that respond to customer requirements and rapid technological change; new product introductions and enhancements by competitors; our ability to select and implement appropriate business models; plans and strategies and to execute on them; our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel, including the transition to a new Chief Executive Officer, the impact of global economic conditions on our business; unauthorized use or misappropriation of our intellectual property; as well as the risk factors discussed previously and in other periodic reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

The Company develops and delivers the enabling technology to customers’ advanced manufacturing and product applications. Our leading brands include precision motion products, semiconductor systems and lasers, and are used to boost efficiency and productivity in the global semiconductor, electronics, industrial and medical markets.

Our Precision Motion Group contains diversified product lines ranging from ultra high speed drills to highly precise measuring devices. Applications include formatting hard drives and drilling holes in printed circuit boards.

Our Laser products produces high quality repeatable cuts, welds, holes and specialist marks on customer’s products. These include hermetically sealing (by laser) heart defibrillators and rechargeable batteries.

Our Semiconductor Systems Group supplies leading edge equipment to the semiconductor industry. These include systems to scribe and test silicon wafers and repair semiconductor memory wafers.

Highlights for the Three Months Ended June 30, 2006

•	Sales for the quarter increased to $76.4 million from $66.9 million in the second quarter of 2005.

•	Net income for the quarter was $6.2 million, or $0.15 per diluted share, compared to a net income of $3.1 million, or $0.07 per diluted share, in the second quarter of 2005.

•	Bookings of orders were $99.1 million in the second quarter of 2006 compared to $69.6 million in the second quarter of 2005. Ending backlog was $92.7 million as compared with $61.6 million at the end of the second quarter of last year.

•	Cash and cash equivalents were $115.3 million at June 30, 2006.

Results of Operations Three Months Ended June 30, 2006 Compared to Three Months Ended July 1, 2005

The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	June 30, 2006	July 1, 2005
Sales	100.0%	100.0%
Cost of goods sold	57.6	58.6

Gross profit	42.4	41.4
Operating expenses:
Research and development and engineering	9.7	9.5
Selling, general and administrative	20.7	22.6
Amortization of purchased intangibles	2.0	2.5
Restructuring and other	(0.2)	—

Total operating expenses	32.2	34.6

Income from operations	10.2	6.8
Other income	—	—
Interest income	2.5	0.6
Interest expense	(1.7)	(0.1)
Foreign exchange transaction gains	0.2	0.5

Income before income taxes	11.2	7.8
Income tax provision	3.1	3.1

Net income	8.1%	4.7%

Sales by Segment. The following table sets forth sales in thousands of dollars by our business segments for the second quarter of 2006 and 2005.

	Three Months Ended
	June 30, 2006	July 1, 2005	Increase (Decrease)
Sales:
Precision Motion Group	$41,171	$34,151	$7,020
Laser Group	9,268	11,426	(2,158)
Semiconductor Systems Group	29,012	23,711	5,301
Intersegment sales elimination	(3,050)	(2,438)	(612)

Total	$76,401	$66,850	$9,551

Sales. Sales for the three months ended June 30, 2006 increased by $9.5 million or 14.3%, compared to the quarter ended July 1, 2005.

Sales in the Precision Motion Group segment increased by $7.0 million, or 20.6%, from $34.2 million for the second quarter of 2005 to $41.2 million in the same period in 2006. The increase is attributed to growth in nearly all of our OEM product lines as compared to the same period last year.

Sales in the Laser Group segment decreased in the second quarter of 2006 to $9.3 million from $11.4 million in the second quarter of 2005, an 18.9% decrease. This decrease was primarily due to softness in served markets.

In the second quarter of 2006, sales in the Semiconductor Systems Group segment increased by $5.3 million, or 22.4% over sales in the same period in 2005 as a result of stronger semiconductor markets and increased market share.

Sales in our Corporate segment represent elimination of sales between our segments and are shown in the table above as intersegment sales elimination.

Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America consisting of the United States and Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, the People’s Republic of China (“PRC”) and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill-to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific for example, but the sales of our systems are billed and shipped to locations in the United States, although the equipment may eventually be installed in Asia-Pacific, for instance. In this example, these sales are therefore reflected in North America totals in the table below. The following table shows sales in millions of dollars to each geographic region for the second quarter of 2006 and 2005, respectively.

	Three Months Ended
	June 30, 2006		July 1, 2005
	Sales	% of Total	Sales	% of Total
	(In millions)		(In millions)
North America	$22.1	29%	$28.9	43%
Latin and South America	0.5	1	0.4	1
Europe (EMEA)	14.3	18	11.2	17
Japan	8.8	12	9.0	13
Asia-Pacific, other	30.7	40	17.4	26

Total	$76.4	100%	$66.9	100%

Asia-Pacific continues to be an area of growth for all of the Company’s segments.

Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Order backlog as of June 30, 2006 was $92.7 million compared to $61.6 million as of July 1, 2005.

Gross Profit by Segment. The following table sets forth gross profit in thousands of dollars by our business segments for the second quarter of 2006 and 2005.

	Three Months Ended
	June 30, 2006	July 1, 2005
Gross profit:
Precision Motion Group	$17,299	$14,295
Laser Group	3,262	4,120
Semiconductor Systems Group	11,952	9,257
Intersegment sales elimination and other	(122)	10

Total	$32,391	$27,682

Gross profit %:
Precision Motion Group	42.0%	41.9%
Laser Group	35.2	36.1
Semiconductor Systems Group	41.2	39.0
Intersegment sales elimination and other	(4.0)	(0.4)
Total	42.4%	41.4%

Gross profit was 42.4% in the three months ended June 30, 2006 compared to 41.4% in the three months ended July 1, 2005. The Company’s total gross profit is a result of the changes in gross profit at each segment level. Those changes are described below.

The gross profit for the Precision Motion Group remained constant at 42.0% for the three months ended June 30, 2006, compared to 41.9% in the same period last year.

The gross profit in our Laser Group was 35.2% in the second quarter of 2006 compared to 36.1% in the second quarter of 2005 largely due to changes in product mix.

The gross profit for Semiconductor Systems Group was 41.2% for the second quarter of 2006 compared to 39.0% in the same period last year. In the second quarter of 2006, the Semiconductor Systems group experienced improved product sales mix which favorably contributed to the gross margin improvement.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2006 were 9.7% of sales, or $7.4 million, compared to 9.5% of sales, or $6.4 million in the three months ended July 1, 2005. The Company has announced a number of new product development projects in the Precision Motion and Semiconductor Systems Groups.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.8 million in the three months ended June 30, 2006, compared with $15.1 million, in the three months ended July 1, 2005 mainly the result of increased personnel and related costs stemming from an increase in sales.

Amortization of Purchased Intangibles. Amortization of purchased intangibles was $1.5 million for the quarter ended June 1, 2006 primarily as a result of amortizing intangible assets from acquisitions. This compares to $1.6 million for the same period in 2005.

Restructuring and Other. For the three months ended June 30, 2006, the Company reported $0.1 million in other income from operations compared to $4 thousand in other operating expenses for the three months ended July 1, 2005. In the three months ended June 30, 2006, the Company recorded a $0.1 million charge on the Munich facility which is an update to previous restructuring charges. The charge represents the difference between estimated sublet income and the Company’s lease payments over the remainder of the lease. On June 30, 2006 the Company sold a small parcel of land in Nepean, Ontario, Canada and recorded a gain of $0.2 million on the transaction. This land was the last Canadian property that the Company owned. In the three months ended July 1, 2005, the Company recorded a loss of $4 thousand for the loss on the sale of another Nepean, Ontario facility. The sale was completed in the second quarter of 2005.

Income from Operations. The following table sets forth income from operations in thousands of dollars by our business segments for the second quarter of 2006 and 2005.

	Three Months Ended
	June 30, 2006	July 1, 2005
Segment income from operations:
Precision Motion Group	$7,256	$4,872
Laser Group	210	803
Semiconductor Systems Group	4,756	3,146

Total by segment	12,222	8,821
Unallocated amounts:
Corporate expenses	4,496	4,227
Amortization of purchased intangibles not allocated to a segment	—	26
Restructuring and Other	(129)	4

Income from operations	$7,855	$4,564

Interest Income. Interest income was $1.9 million in the second quarter of 2006 compared to $0.4 million in the second quarter of 2005. The $1.5 million increase is attributable to higher total cash and short term investment balances along with higher interest rate yields for the quarter ended June 30, 2006 compared to the quarter ended July 1, 2005.

Interest Expense. Interest expense was $1.3 million in the three months ended June 30, 2006 compared to $0.1 million, in the three months ended July 1, 2005. During 2006 and 2005, the Company had no bank debt. Interest expense is primarily from discounting receivables with recourse at a bank and for interest on deferred compensation. The Company recorded a one time charge of $0.5 million in the three months ended June 30, 2006 for interest associated with the settlement of value added tax payment to a foreign jurisdiction.

Foreign Exchange Transaction Gain (Loss). Foreign exchange transaction gains were approximately $0.1 million in the three months ended June 30, 2006 compared to a $0.3 million gain for the three months ended July 1, 2005. These amounts arise primarily from transactions denominated in currencies other than functional currency and unrealized gains (losses) on derivative contracts.

Income Taxes. The effective tax rate for three months ended June 30, 2006 was 27.6% compared with 40.1% for the same period in 2005. The tax rate for three months ended June 30, 2006 reflects the Company’s estimated annual effective tax rate and is driven by the jurisdictions where income is earned.

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

Net Income. As a result of the foregoing factors, net income for the second quarter of 2006 was $6.2 million, compared to $3.1 million in the same period in 2005.

Results of Operations for the Six Months Ended June 30, 2006 Compared to the Six Months Ended July 1, 2005

The following table sets forth items in the unaudited consolidated year-to-date statement of operations as a percentage of sales for the periods indicated:

	Six Months Ended
	June 30, 2006	July 1, 2005
Sales	100.0%	100.0%
Cost of goods sold	58.1	61.6

Gross profit	41.9	38.4
Operating expenses:
Research and development and engineering	9.7	9.7
Selling, general and administrative	20.2	23.1
Amortization of purchased intangibles	2.2	2.6
Restructuring and other	(0.2)	0.2

Total operating expenses	31.9	35.6

Income from operations	10.0	2.8
Other income (expense)	—	—
Interest income	1.9	0.6
Interest expense	(1.0)	—
Foreign exchange transaction (losses) gains	(0.4)	0.7

Income before income taxes	10.5	4.1
Income tax provision	3.1	1.6

Net income	7.4%	2.5%

Sales by Segment. The following table sets forth sales in thousands of dollars by our business segments for the six months ended June 30, 2006 and July 1, 2005.

	Six Months Ended
	June 30, 2006	July 1, 2005	Increase (Decrease)
Sales:
Precision Motion Group	$79,743	$68,136	$11,607
Laser Group	17,674	21,686	(4,012)
Semiconductor Systems Group	60,341	45,714	14,627
Intersegment sales elimination	(5,234)	(3,845)	(1,389)

Total	$152,524	$131,691	$20,833

Sales. Sales for the six months ended June 30, 2006 increased $20.8 million or 15.8% compared to the six months ended July 1, 2005.

Sales for our Precision Motion Group segment increase by $11.6 million, or 17.0%, for the first half of 2006 as compared to the same period in 2005. The increase is attributed to growth in nearly all of our product lines as compared to the same period last year.

Sales in our Laser Group segment in the six months ended June 1, 2006 decreased by $4.0 million, or 18.5%, over the same period last year largely the result of softer served markets.

In the first half of 2006, sales in our Semiconductor Systems Group segment increased by approximately $14.6 million, or 32%, as compared to the same period last year largely due to a recovery in served markets and increased market share.

Sales in our Corporate segment represent the elimination of sales between segments. There was a $1.4 million increase in sales between segments for the six months ended June 30, 2006 as compared to the same period last year.

Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America consisting of the United States and Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, the PRC and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill-to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific for example, but the sales of our systems are billed and shipped to locations in the United States, although the equipment may eventually be installed in Asia-Pacific, for instance. In this example, these sales are therefore reflected in North America totals in the table below. The following table shows sales in millions of dollars to each geographic region for the six months ended June 30, 2006 and July 1, 2005.

	Six Months Ended
	June 30, 2006		July 1, 2005
	Sales	% of Total	Sales	% of Total
	(In millions)
North America	$43.2	28%	$53.9	41%
Latin and South America	0.8	1	0.8	1
Europe (EMEA)	26.3	17	22.3	17
Japan	19.5	13	22.7	17
Asia-Pacific, other	62.7	41	32.0	24

Total	$152.5	100%	$131.7	100%

Asia-Pacific continues to be an area of focus for growth for all of the Company’s segments.

Gross Profit by Segment. The following table sets forth gross profit in thousands of dollars by our business segments for the six months ended June 30, 2006 and July 1, 2005.

	Six Months Ended
	June 30, 2006	July 1, 2005
Gross profit:
Precision Motion Group	$32,994	$26,843
Laser Group	6,050	6,722
Semiconductor Systems Group	24,922	17,043
Intersegment sales elimination and other	(25)	22

Total	$63,941	$50,630

Gross profit %:
Precision Motion Group	41.4%	39.4%
Laser Group	34.2	31.0
Semiconductor Systems Group	41.3	37.3
Intersegment sales elimination and other	(0.5)	(0.6)
Total	41.9%	38.4%

Gross profit was 41.9% in the six months ended June 30, 2006 compared to 38.4% in the six months ended July 1, 2005. Gross profit percentage primarily increased due to increased sales volume, improved productivity and changes in mix of product sales. The Company’s total gross profit is a result of the changes in gross profit at a segment level. Those changes are described below.

The gross profit for the Precision Motion Group was 41.4% for the first six months of 2006 versus 39.4% in the same period last year primarily due to a favorable mix of products.

For our Laser Group the gross profit percentage was 34.2% in the first half of 2006 compared to 31.0% in the first half of 2005 largely due to changes in product mix.

The gross profit for Semiconductor Systems Group is 41.3% for the six months ended June 30, 2006 compared to 37.3% for the first half of 2005 primarily the result of product mix and sales volume.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2006 were 9.7% of sales, or $14.8 million, compared with 9.7% of sales, or $12.8 million, for the six months ended July 1, 2005. Research and development expenses generally approximate 10% of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained consistent at $30.6 million in the six months ended June 30, 2006, compared with $30.5 million in the six months ended July 1, 2005.

Amortization of Purchased Intangibles. Amortization of purchased intangibles was consistent at $3.4 million for the six months ended June 30, 2006 and 2005.

Restructuring and Other. In the six months ended June 30, 2006, the Company recorded a $0.1 million charge on the Munich facility. On June 30, 2006 the Company sold a small parcel of land in Nepean, Ontario and recorded a gain of $0.2 million on the transaction. This land was the last Canadian property that the Company owned. In the six months ended July 1, 2005, the Company recorded a write-down of $0.2 million for the loss on the sale of another Nepean, Ontario facility. The sale was completed in the second quarter of 2005.

Income from Operations. The following table sets forth income from operations in millions of dollars by our business segments for the six months ended June 30, 2006 and July 1, 2005.

	Six Months Ended
	June 30, 2006	July 1, 2005
Segment income from operations:
Precision Motion Group	$13,007	$8,169
Laser Group	24	92
Semiconductor Systems Group	10,492	4,769

Total by segment	23,523	13,030
Unallocated amounts:
Corporate expenses	8,313	9,053
Amortization of purchased intangibles not allocated to a segment	26	53
Restructuring and other	(135)	201

Income from operations	$15,319	$3,723

Interest Income. Interest income was $2.8 million in the six months ended June 1, 2006, compared to $0.8 million in the six months ended July 1, 2005. The $2.0 million increase is attributable to an increase in overall cash and short-term investment balances along with higher interest rate yields for the six months ended June 30, 2006 compared to the six months ended July 1, 2005.

Interest Expense. Interest expense was $1.5 million in the six months ended June 30, 2006, compared to $0.1 million in the six months ended July 1, 2005. During 2006 and 2005, the Company had no bank debt. Interest expense is primarily from discounting receivables with recourse at a bank and for interest on deferred compensation. The Company recorded a one time charge of $0.5 million in the six months ended June 30, 2006 for interest associated with the settlement of value added tax payment to a foreign jurisdiction.

Foreign Exchange Transaction Gains (Losses). Foreign exchange transaction losses were $0.6 million for the six months ended June 30, 2006, compared to a gain of $0.9 million in the six months ended July 1, 2005. These amounts arise primarily from transactions denominated in currencies other than functional currency and unrealized gains (losses) on derivative contracts.

Income Taxes. The effective tax rate at June 30, 2006, was 30% of income before taxes, compared to an effective tax rate of 40% for the same period in 2005. Our effective tax rate in 2006 reflects an annualized statutory tax rate as the company operates in multiple tax jurisdictions.

Net Income. As a result of the foregoing factors, net income for the six months ended June 30, 2006 was $11.3 million, compared to $3.2 million in the same period in 2005.

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. There is no change in our critical accounting policies included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Form 10-K, as amended, for the year ended December 31, 2005.

Liquidity and Capital Resources

Cash and cash equivalents totaled $115.3 million at June 30, 2006 compared to $69.3 million at December 31, 2005. In addition, the Company had no marketable short-term investments and no marketable long-term investments at June 30, 2006, compared to $26.8 million in marketable short-term investments at December 31, 2005. Long-term investments, at both June 30, 2006 and December 31, 2005 consist of a minority equity investment in a private United Kingdom company valued at $0.6 million.

Cash Flows for Three Months Ended June 30, 2006 and July 1, 2005

Cash flows provided by operating activities for the three months ended June 30, 2006 were $11.3 million compared to cash used of $8.1 million during the same period in 2005. Net income after adjusting for gain on disposal of long-lived assets, depreciation and amortization, unrealized gain on derivatives, stock-based compensation and deferred income taxes provided cash of $4.9 million in the second quarter of 2006. Decreases in accounts receivable, other current assets and increases in current liabilities provided $13.7 million, which was offset by a decrease in inventories of $7.3 million. Net income, after adjusting for loss on disposal of long lived asset, depreciation and amortization, unrealized gain on derivatives, stock-based compensation and deferred income taxes provided cash of $5.8 million in the second quarter of 2005. Increases in accounts receivable, inventories, other current assets, and decreases in current liabilities used $13.9 million in cash.

Cash flows provided by investing activities were $20.2 million during the three months ended June 30, 2006, primarily from the net maturities of short-term investments of $22.5 million, offset by purchases of property plant and equipment which used $2.6 million in cash. In the same period in 2005, cash flows from investing activities were $0.9 million primarily from the net purchases of short-term and long-term investments of $1.2 million. The sale of the Nepean building provided $1.5 million in cash, which was offset by purchases of property plant and equipment of $1.1 million during the six months ended July 1, 2005.

Cash flows used in financing activities during the three months ended June 30, 2006 were $3.8 million primarily from the purchase of our common stock in accordance with the Company’s stock buyback program. This compares with $0.3 million in cash provided by financing activities in the quarter ended July 1, 2005 from the issue of share capital.

Cash Flows for Six Months Ended June 30, 2006 and July 1, 2005

Cash flows provided by operating activities for the six months ended June 30, 2006 were $14.5 million, compared to $9.3 million in cash used during the same period in 2005. Net income, after adjusting for gain on disposal of long lived asset, depreciation and amortization, unrealized gain on derivatives, stock-based compensation and deferred income taxes, provided cash of $11.2 million in the first six months of 2006. Increases in accounts receivable and inventory used $14.8 million, which was offset by decreases in other current assets and increases in current liabilities providing $18.1 million in cash. The increase in receivables was mainly a result of timing of sales at the end of the quarter, as well as some longer terms extended to customers. Net income, after adjusting for loss on disposal of long lived asset, depreciation and amortization, unrealized gain on derivatives, stock-based compensation and deferred income taxes, provided cash of $9.3 million in the first six months of 2005. Increases in accounts receivable, inventory, and decreases in other current liabilities used $20.2 million, which was offset by a decrease in other current assets providing $1.6 million in cash.

Cash flows provided by investing activities were $28.6 million during the six months ended June 30, 2006, primarily from the net maturities of short-term investments of $26.8 million. The sale of the Maple Grove building and Nepean land provided $6.5 million which was offset by purchases of property, plant and equipment which used $4.4 million in cash. Cash flows used in investing activities were $6.7 million during the six months ended July 1, 2005, primarily from the net purchases of short-term and long-term investments of $6.2 million. The sale of the Nepean building provided $1.5 million in cash, which was offset by a use of cash of $2.0 million for the addition of property plant and equipment during the six months ended July 1, 2005.

Cash flows provided by financing activities during the six months ended June 30, 2006 were $1.5 million from the issue of share capital and tax benefit associated with stock options of $5.3 million offset by purchases of our common stock which used $3.8 million in cash. This compares to $0.5 million in cash provided from the issue of share capital for the same period in 2005.

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

Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments, long-term investments and debt obligations. As described in note 8 to the consolidated financial statements, at June 30, 2006, the Company had $115.3 million invested in cash equivalents. At December 31, 2005, the Company had $43.7 million invested in cash equivalents and $26.8 million in short-term marketable investments. Due to the average maturities and the nature of the cash portfolio at June 30, 2006, a one percent change in interest rates could have approximately a $1.2 million impact on our interest income on an annual basis. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

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

Except as noted below, there is no change in the risks included in Item 1A, Risk Factors, of the Company’s Form 10-K, for the year ended December 31, 2005. We face a number of risks. The risks presented below and those included in our Form 10-K, may not be all of the risks that we face. Other sections of this report include additional factors that could have an effect on our business and financial performance. The markets in which we compete are very competitive and change rapidly. Sometimes new risks emerge and management may not be able to predict all of them, or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. You should not rely upon forward-looking statements as a prediction of future results.

Our operations could be negatively affected if we lose key executives or employees or are unable to attract and retain skilled executives and employees as needed. Our business and future operating results depend in part upon our ability to attract, groom and retain qualified management, technical, sales and support personnel for our operations on a worldwide basis. The loss of key personnel could negatively impact our operations. Competition for qualified personnel is intense and we cannot guarantee that we will be able to continue to attract, train and retain qualified personnel. In addition, subsequent to quarter end, the Company transitioned to a new CEO in July, 2006. There is no assurance that the transition will not have an adverse impact in the Company’s operations or financial performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the quarter ended June 30, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

GSI Group Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs
April 26 – April 28, 2006	62,000	$9.995	62,000	$14,378,911
May 1 – May 26, 2006	319,300	$9.876	319,300	$11,217,419
Totals	381,300	$9.895	381,300	$11,217,419

All of the purchases above were made on the open market at prevailing prices using the Company’s available cash. The Stock Repurchase Program was announced on December 21, 2005 and provides for the repurchase of up to $15 million of the Company’s common shares. The plan will expire on December 22, 2006 unless extended by the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 15, 2006, the Company held its annual and special meeting of shareholders. For more information on the following proposals, see the Company’s definitive management proxy circular filed with the Securities and Exchange Commission on April 17, 2006.

			Votes for	Votes withheld
1.	Election of Directors:
	Richard B. Black		31,538,037	673,086
	Garrett A. Garrettson		31,637,131	573,992
	Phillip A. Griffiths, Ph.D.		31,965,212	245,911
	Marina Hatsopoulos		31,960,549	250,574
	Byron O. Pond		31,952,224	258,899
	Benjamin J. Virgilio		31,960,095	251,028
	Charles D. Winston		31,836,409	374,714
2.	Ratification of selection of Ernst & Young LLP as the Company’s independent registered public accounting firm		32,181,685	29,438

		Votes for	Votes against	Votes abstain
3.	Approval of the adoption of the 2006 Equity Incentive Plan	19,422,790	8,602,954	0

Item 6.	Exhibits

a) List of Exhibits

Exhibit Number	Description

10.1	Interim Incentive Program, FINAL Dated 5/18/06

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Group Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ SERGIO EDELSTEIN Sergio Edelstein	President and Chief Executive Officer (Principal Executive Officer)	August 8, 2006

/s/ ROBERT L. BOWEN Robert L. Bowen	Vice President and Chief Financial Officer (Principal Financial Officer)	August 8, 2006

EXHIBIT INDEX

Exhibit Number	Description

10.1	Interim Incentive Program, FINAL, Dated 5/18/06

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.