Form 10-Q
period 2006-09-29
GSI GROUP INC
filed 2006-11-06
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

or

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

As of October 31, 2006, there were 41,817,442 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	September 29, 2006	December 31, 2005
ASSETS
Current
Cash and cash equivalents (note 8)	$130,994	$69,286
Short-term investments (notes 4 and 8)	—	26,757
Accounts receivable, less allowance of $1,214 (December 31, 2005 — $1,592) (notes 7 and 10)	56,152	55,348
Income taxes receivable (note 11)	2,958	2,517
Inventories (note 2)	73,077	63,475
Deferred tax assets (note 11)	13,845	10,630
Other current assets (note 2)	12,239	20,357

Total current assets	289,265	248,370
Property, plant and equipment, net of accumulated depreciation of $26,749 (December 31, 2005 — $20,608)	33,907	32,220
Deferred tax assets (note 11)	22,187	20,124
Other assets (note 2)	717	699
Long-term investments (note 8)	672	613
Intangible assets, net of amortization of $5,774 (December 31, 2005 — $4,035) (note 2)	15,771	16,834
Patents and acquired technology, net of amortization of $34,131 (December 31, 2005 — $30,359) (note 2)	25,229	28,163
Goodwill (note 2)	26,421	26,421

	$414,169	$373,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$19,721	$14,998
Income taxes payable (note 11)	8,280	2,475
Accrued compensation and benefits	13,103	9,212
Other accrued expenses (note 2)	14,565	14,625

Total current liabilities	55,669	41,310
Deferred compensation	2,684	2,576
Deferred tax liabilities (note 11)	12,660	13,252
Accrued minimum pension liability (note 12)	10,683	9,750

Total liabilities	81,696	66,888
Commitments and contingencies (note 10)
Stockholders’ equity (notes 5 and 6)
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 41,815,442 (December 31, 2005— 41,628,171)	310,022	309,545
Additional paid-in capital	4,874	3,339
Retained earnings	24,706	7,688
Accumulated other comprehensive loss	(7,129)	(14,016)

Total stockholders’ equity	332,473	306,556

	$414,169	$373,444

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Sales	$81,627	$62,600	$234,151	$194,291
Cost of goods sold	48,057	37,909	136,640	118,970

Gross profit	33,570	24,691	97,511	75,321
Operating expenses:
Research and development and engineering	7,594	6,141	22,435	18,968
Selling, general and administrative	16,878	14,375	47,635	45,037
Amortization of purchased intangibles	1,734	1,632	5,075	5,033
Restructuring and other (note 9)	(142)	(322)	(452)	(304)

Total operating expenses	26,064	21,826	74,693	68,734

Income from operations	7,506	2,865	22,818	6,587
Other income	8	—	39	8
Interest income	1,249	521	3,211	1,301
Interest expense	(63)	(58)	(729)	(121)
Foreign exchange transaction (losses) gains	(589)	(352)	(1,158)	591

Income before income taxes	8,111	2,976	24,181	8,366
Income tax provision	2,380	934	7,163	3,089

Net income	$5,731	$2,042	$17,018	$5,277

Net income per common share:
Basic	$0.14	$0.05	$0.41	$0.13
Diluted	$0.14	$0.05	$0.40	$0.13
Weighted average common shares outstanding (000’s)	41,815	41,598	41,912	41,526
Weighted average common shares outstanding for diluted net income per common share (000’s)	42,011	41,965	42,279	41,821

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$5,731	$2,042	$17,018	$5,277
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets	6	(4)	(187)	197
Depreciation and amortization	3,880	3,265	10,817	10,365
Unrealized loss (gain) on derivatives	101	1	(18)	(36)
Stock-based compensation	473	106	534	16
Deferred income taxes	1,724	(1,730)	(5,024)	(2,848)
Changes in current assets and liabilities:
Accounts receivable	8,573	8,627	286	6,239
Inventories	(928)	473	(7,479)	(4,771)
Other current assets	644	(5,991)	2,351	(4,432)
Accounts payable, accruals and taxes (receivable) payable	(4,367)	3,232	12,057	(9,301)

Cash provided by operating activities	15,837	10,021	30,355	706
Cash flows from investing activities:
Acquisition of business	—	—	—	(71)
Sale of assets	(161)	5,809	6,293	7,359
Other additions to property, plant and equipment	(1,377)	(881)	(5,745)	(2,911)
Proceeds from the sale and maturities of short-term and long-term investments	—	9,300	49,271	20,300
Purchases of short-term and long-term investments	(67)	(4,313)	(22,581)	(21,532)
Decrease (increase) in other assets	520	(1)	291	85

Cash (used in) provided by investing activities	(1,085)	9,914	27,529	3,230
Cash flows from financing activities:
Purchase of treasury shares	—	—	(3,773)	—
Tax benefit of stock options	—	—	1,001	—
Issue of common shares from the exercise of stock options and warrants	—	298	4,250	762

Cash provided by financing activities	—	298	1,478	762
Effect of exchange rates on cash and cash equivalents	903	(77)	2,346	(2,862)

Increase in cash and cash equivalents	15,655	20,156	61,708	1,836
Cash and cash equivalents, beginning of period	115,339	64,014	69,286	82,334

Cash and cash equivalents, end of period	$130,994	$84,170	$130,994	$84,170

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 29, 2006

(U.S. GAAP and tabular amounts in thousands of U.S. dollars, except share amounts)

1. Basis of Presentation

These unaudited interim consolidated financial statements have been prepared by GSI Group Inc. (formerly known as GSI Lumonics Inc.) in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the U.S. for interim financial statements and the rules and regulations promulgated by the U.S. Securities and Exchange Commission, including the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements reflect all adjustments and accruals, consisting only of adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of financial position and results of operations for the periods presented. The consolidated financial statements include the accounts of GSI Group Inc. and its wholly-owned subsidiaries (the “Company”). Intercompany transactions and balances have been eliminated. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods. The amounts are stated in thousands of U.S. dollars, unless otherwise indicated.

Comparative Amounts

Certain prior year and prior period amounts have been reclassified to conform to the current year and current period presentation in the financial statements as of and for the three and nine months ended September 29, 2006. These reclassifications had no effect on the previously reported results of operations of the Company or its financial condition. Specifically, the Company consolidated the Laser Group and Precision Motion Group into the newly created Precision Technology Group for segment reporting (note 13). The consolidation of these two groups more accurately reflects the Company’s business and markets served. The consolidation of these two groups did not impact the operations or the operating results of the consolidated company.

2. Supplementary Balance Sheet Information

The following tables provide details of selected balance sheet accounts.

Inventories

	September 29, 2006	December 31, 2005
Raw materials	$33,593	$27,155
Work-in-process	11,744	10,299
Finished goods	19,541	19,323
Demo inventory	8,199	6,698

Total inventories	$73,077	$63,475

Other Assets

	September 29, 2006	December 31, 2005
Short-term other assets:
Prepaid VAT and VAT receivable	$5,622	$6,648
Other prepaid expenses	2,859	4,119
Other current assets	3,758	9,590

Total	$12,239	$20,357

Long-term other assets:
Deposits and other	717	699

Total	$717	$699

Intangible Assets

	September 29, 2006		December 31, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer relationships	$15,025	$(4,170)	$14,528	$(2,791)
Trademarks, trade names and other	6,520	(1,604)	6,341	(1,244)

Total cost	21,545	$(5,774)	20,869	$(4,035)

Accumulated amortization	(5,774)		(4,035)

Net intangible assets	$15,771		$16,834

	September 29, 2006		December 31, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and acquired technology	$59,360	$(34,131)	$58,522	$(30,359)

Accumulated amortization	(34,131)		(30,359)

Net patents and acquired technology	$25,229		$28,163

Goodwill

The Company accounts for goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. During the second quarter of 2006, the Company completed its annual testing of goodwill. There were no indications of impairment; therefore no write-down of goodwill was necessary. The goodwill of $26.4 million is assigned to a reporting unit within our Precision Technology Group.

Other Accrued Expenses

	September 29, 2006	December 31, 2005
Accrued warranty	$4,642	$4,445
Deferred revenue	2,427	2,963
Accrued audit	1,018	1,100
VAT payable	188	498
Accrued restructuring (note 9)	1,323	1,392
Accrual for recourse receivables	635	730
Other	4,332	3,497

Total	$14,565	$14,625

Accrued Warranty

	For the Three Months Ended September 29, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 29, 2006	For the Nine Months Ended September 30, 2005
Balance at the beginning of the period	$4,619	$4,902	$4,445	$5,880
Charged to costs of goods sold	1,199	832	3,951	3,980
Use of provision	(1,318)	(1,266)	(3,940)	(5,265)
Foreign currency exchange rate changes	142	(43)	186	(170)

Balance at the end of the period	$4,642	$4,425	$4,642	$4,425

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

3. New Accounting Pronouncements

Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, FASB issued SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires the recognition of the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability in the statement of financial position. It also requires the recognition of changes in the funded status in the year in which the change occurs through comprehensive income. In addition, SFAS 158 requires the measurement of the funded status of a plan as of the date of its year-end statement of financial position. The standard is effective for fiscal years ending after December 15, 2006, with early adoption allowed. We are currently evaluating the effect that the adoption of SFAS 158 will have on our comprehensive loss and financial condition.

Fair Value Measurements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. We are currently assessing the potential impact that the adoption of SFAS 157 will have on our financial statements.

Accounting for Uncertainty in Income Taxes

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

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that abnormal expenditures be recognized as expenses in the current period. SFAS 151 also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The Company adopted SFAS 151 on January 1, 2006. Our adoption of SFAS 151 did not have a material impact on the consolidated results of operations and financial condition.

Share-Based Payment

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) on January 1, 2006. SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) which superseded APB 25. SFAS 123R requires the determination of the fair value of all share-based payments to employees, including grants of employee stock options, and the recognition of the related expense over the period in which the service is received. The Company has elected to apply the modified prospective method of adoption of SFAS 123R. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Additionally, SFAS 123R requires that tax benefits received in excess of the tax impact of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. See Note 6 “Stock Based Compensation,” for a description of the impact to the Company’s financial position and results of operations.

Accounting for Conditional Asset Retirement Obligations

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditioned on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective January 1, 2006, with early adoption allowed. The Company adopted FIN 47 on January 1, 2006. The adoption of FIN 47 did not have a material impact on the Company’s consolidated results of operations or financial condition.

4. Bank Indebtedness

At December 31, 2005, pursuant to a security agreement between the Company and Bank of America, marketable securities included in short-term investments totaling $5.0 million were pledged as collateral for the Bank of America pledge agreement. This pledge was no longer required at September 29, 2006.

5. Stockholders’ Equity

Capital Stock

The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During the nine months ended September 29, 2006, 565,877 common shares were issued pursuant to exercised stock options for proceeds of approximately $4.3 million. During the nine months ended September 30, 2005, 165,151 common shares were issued pursuant to exercised stock options for proceeds of approximately $0.8 million. During the nine months ended September 29, 2006, warrants were exercised to purchase 2,694 of the Company’s common shares for an aggregate of $26 thousand.

Stock option and warrant activity for the nine months ended September 29, 2006 is presented below. (This table excludes restricted stock grants, which are discussed in Note 6 under the subheading 2006 Equity Incentive Plan):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,565	$8.21
Granted	—	—
Exercised	(569)	7.53
Forfeited and expired	(504)	18.87

Outstanding at September 29, 2006	2,492	$9.76	2.13	$1,458

Exercisable at September 29, 2006	2,492	$9.76	2.13	$1,458

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the quoted price of our common shares for the 1,133,314 options and warrants that were in the money at September 29, 2006. The intrinsic value of exercised options and warrants for the nine months ended September 29, 2006 was $3.0 million. For the nine months ended September 30, 2005, the aggregate intrinsic value of exercised options was $0.7 million.

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

In the second quarter of 2006, the Company purchased 381,300 shares of its common shares on the open market in accordance with its stock repurchase plan. These were purchased at an aggregate cost of $3.8 million plus broker commissions at the then prevailing market prices. In July 2006, all 381,300 common shares were cancelled.

Accumulated Other Comprehensive Loss

The following table provides the details of accumulated other comprehensive loss at:

	September 29, 2006	December 31, 2005
Unrealized gain on investments, net of tax of nil	$—	$9
Accumulated foreign currency translations	3,554	(4,275)
Accrued minimum pension liability, net of tax of nil	(10,683)	(9,750)

Total accumulated other comprehensive loss	$(7,129)	$(14,016)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Net income	$5,731	$2,042	$17,018	$5,277
Change in unrealized loss (gain) on investments, net of tax of nil	—	6	(9)	7
Change in accrued minimum pension liability, net of tax of nil	(440)	193	(933)	604
Foreign currency translation adjustments	3,289	(1,044)	7,829	(7,862)

Comprehensive income (loss)	$8,580	$1,197	$23,905	$(1,974)

Net income per common share

Basic net income per common share was computed by dividing net income by the weighted-average number of common shares outstanding during the period. For diluted net income per common share, the denominator also includes dilutive outstanding stock options, restricted stock and warrants determined using the treasury stock method.

Common and common share equivalent disclosures are:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
	(In thousands)		(In thousands)
Weighted average common shares outstanding	41,815	41,598	41,912	41,526
Dilutive potential common shares	196	367	367	295

Diluted common shares	42,011	41,965	42,279	41,821

Excluded from calculation - stock options, restricted shares and warrants that would have been anti-dilutive	2,447	1,662	900	1,853

At September 29, 2006, the Company had options and warrants outstanding entitling holders to acquire up to 2,448,991 and 43,104 common shares, respectively, and had 479,583 restricted shares outstanding. At September 30, 2005, the Company had options and warrants outstanding entitling holders to acquire up to 3,428,213 and 51,186 common shares, respectively. At September 29, 2006 and September 30, 2005, the Company had both incentive stock options and non-qualified stock options outstanding.

Shareholders Rights Plan

At the May 26, 2005 Annual and Special Meeting of Shareholders, the shareholders of the Company approved a resolution to implement a Shareholder Rights Plan Agreement (the “Plan”) for a term of three years. The Plan was substantially similar to the Shareholder Rights Plan that was approved by the shareholders on May 9, 2002 and expired on April 12, 2005.

Under the Plan, one Right, as defined in the plan, was issued in respect of each common share outstanding as of May 26, 2005 and one Right has been or will be issued in respect of each common share issued thereafter. Under the Plan, each Right, when exercisable, entitles the holder to purchase from the Company one common share at the exercise price of Cdn$200, subject to adjustment and certain anti-dilution provisions (the “Exercise Price”).

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

6. Stock Based Compensation

Stock Based Compensation

On January 1, 2006, the Company adopted SFAS123R on a modified prospective basis. Prior to this, the Company used the intrinsic value method as proscribed in APB 25. On December 16, 2005, prior to the adoption of SFAS 123R, the Company accelerated all outstanding unvested stock options. The decision to accelerate the vesting of these options was made primarily to reduce future compensation expense under SFAS 123R. As a result of the acceleration, options to purchase 558,446 of GSI Group Inc.’s common shares, which would otherwise have vested over the four following years, became fully vested.

Pro Forma Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method as proscribed under APB 25. Had compensation cost for the Company’s stock option plans been determined consistent with SFAS 123 prior to 2006, the Company’s net income and net income per share would have been decreased to the pro forma amounts below.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income:
As reported	$2,042	$5,277
Stock based compensation included in results of operations, net of related tax effects	(1)	(91)
Stock based compensation if fair value based method was applied, net of related tax effects	(398)	(1,541)

Pro forma income	$1,643	$3,645
Basic net income per share:
As reported	$0.05	$0.13
Pro forma	$0.04	$0.09
Diluted income per share:
As reported	$0.05	$0.13
Pro forma	$0.04	$0.09

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

September 30, 2005
Risk-free interest rate	4.07%
Expected dividend yield	—
Expected life from date of grant	4.0 years
Expected volatility	60%
Weighted average fair value per share	$5.28

During the third quarter of 2005, $0.1 million of stock based compensation was recorded related to a stock option grant issued to a non-employee consultant and was valued in accordance with fair value accounting under SFAS 123.

2006 Equity Incentive Plan

On May 15, 2006, shareholders of the Company approved the adoption of the 2006 Equity Incentive Plan, which replaced the 1995 Equity Incentive Plan. The 2006 Equity Incentive Plan corrects structural deficiencies in the Second Restatement of the 1995 Equity Incentive Plan. The 2006 Equity Incentive Plan generally provides for the sale or grant of various awards of, or the value of, the Company’s common shares including stock options, stock appreciation rights, restricted stock and performance shares and units, performance-based awards, and stock grants, to officers, directors, employees and certain consultants to the Company and its affiliates. The 2006 Equity Incentive Plan and a detailed summary description of its terms were included in the Company’s 2006 Proxy Statement.

The maximum number of the Company’s common shares which may be issued pursuant to the 2006 Equity Incentive Plan is 6,906,000 common shares, subject to adjustment in the event of certain corporate events and reduced by the number of common shares already issued pursuant to awards under the Company’s 1992 and 1995 Equity Incentive Plans. As of September 29, 2006, there remain 1,760,163 common shares available to issue to eligible participants going forward pursuant to the 2006 Equity Incentive Plan. That number is subject to increase by the number of outstanding options that expire without exercise. The Company reserves the right to seek approval to issue additional common shares to fund equity incentive awards in the event that it determines a future need.

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

On May 18, 2006, the Compensation Committee granted 213,000 restricted stock awards to senior executives and general managers. Of the restricted stock awards approved, 63,900 are time-based shares which vest annually over 3 years on March 10, 2007, March 10, 2008 and March 10, 2009. 149,100 of the approved restricted stock awards are performance-based shares. As of September 29, 2006, the Company estimates 66,030 of these performance-based awards will be earned based on the probable achievement of the performance criteria included in the grant documents. Failure to meet the performance criteria will result in a portion or all of the shares being forfeited and cancelled. Performance-based shares vest annually over 3 years on March 10, 2007, March 10, 2008 and March 10, 2009. The Company recognizes expense on the restricted stock awards over the requisite service period, which is generally from the approval of the awards through the end of the vesting period. The Company recognizes expense on the performance-based shares using an estimate of the shares expected to be earned based on the probability of meeting the performance criteria, multiplied by the trading price of the shares on the grant date. The Company has recorded compensation expense of $0.2 million and $0.3 million during the three and nine month periods ended September 29, 2006 related to these time-based and performance-based restricted stock awards. The Company has applied an estimated forfeiture rate of zero to these awards. The Company reevaluates the estimated forfeiture rate periodically and adjusts for actual experience as necessary.

On June 3, 2006, the Company granted 200,176 time-based shares of restricted stock to the incoming CEO, pursuant to his employment agreement. The Company is recognizing expense related to these awards over the requisite service period. At the same time, also pursuant to the employment agreement, the Company authorized the issuance of 150,000 performance-based shares of restricted stock for the incoming CEO. The performance criteria will be determined at the December 2006 Board of Directors meeting. The performance-based shares will be granted once the Company and CEO have obtained a mutual understanding of the terms of the awards. The Company will begin expensing these performance-based restricted shares over the vesting period upon the determination of a grant date. 117,077 performance-based shares were granted to the incoming CEO on September 22, 2006 as part of his long-term incentive plan. As of September 29, 2006, the Company estimates that 51,853 of the performance-based restricted shares will be earned based on the probable achievement of the performance criteria. The Company is expensing the awards ratably over the 3 year vesting period. The Company has recorded $0.3 million in compensation expense during the three and nine month periods ended September 29, 2006 related to these time-based and performance-based restricted stock awards.

On September 22, 2006, the Company granted 32,400 time-based shares of restricted stock to the independent directors which vest with one-third vesting annually over 3 years on each of September 22, 2007, September 22, 2008 and September 22, 2009. The Company will recognize expense on the restricted stock awards over the requisite service period, which is generally from the grant date of the awards through the end of the vesting period. The Company has recorded $2 thousand in compensation expense during the three and nine month periods ended September 29, 2006 related to these restricted stock awards.

The Company recorded compensation expense related to its restricted stock awards totaling $0.5 million during the three and nine month periods ended September 29, 2006, which has been recorded as an increase in additional paid-in capital on the Company’s balance sheet as of September 29, 2006. No compensation expense was recorded for restricted stock awards during the three and nine months ended September 30, 2005.

Nonvested Restricted Shares	Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at December 31, 2005	—	—
Granted	479,583	$9.05
Vested	—	—
Forfeited	—	—

Nonvested shares at September 29, 2006	479,583	$9.05

As of September 29, 2006, there was $3.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average remaining period of 2.75 years. No shares vested during the nine months ended September 29, 2006.

2005 Incentive Awards

On October 25, 2005, the Company established a 2005 Incentive Award program (the “Program”) with a four-year term with awards triggered by achieving defined annual operating income goals. If the Company meets the goals, the Company would make cash payments to participants based on the trading price of Company’s common shares as of the date that the Board approves the audited financial statements for the applicable year times the number of imputed shares awarded to each participant as of October 25, 2005. No awards were earned for 2005 based on audited income from operations. On May 15, 2006, the shareholders approved the adoption of the 2006 Equity Incentive Plan, and on July 24, 2006 the Compensation Committee of the Board of Directors replaced the cash payment feature for reaching the profit target in 2006, 2007, and 2008, with restricted stock of equal value. The terms of the Program otherwise did not change. The Compensation Committee did not modify the income from operations targets and it is currently not probable that any awards will be earned in 2006, 2007 or 2008. As a result, no compensation expense has been recorded in the financial statements related to this plan. The Company will continue to monitor the circumstances and make appropriate updates to the accounting as required.

7. Related Party Transactions

Richard B. Black, a director of the Company, is also the President and Chief Executive Officer of ECRM, Inc. ECRM, Inc. purchased $40 thousand in equipment from the Precision Technology Group in the three months ended September 30, 2005 at amounts and terms equivalent to third-party transactions. There were no purchases made in the period ended September 29, 2006. The Company recorded $0.2 million of sales revenue from ECRM during the three months ended September 29, 2006, compared to $40 thousand for the three months ended September 30, 2005. In the nine months ended September 29, 2006 and September 30, 2005, sales revenue from ECRM, Inc. of $0.3 million and $0.2 million, respectively, were recorded. Receivables from ECRM, Inc. of $0.3 million and $51 thousand as at September 29, 2006 and December 31, 2005, respectively, are included in accounts receivable on the balance sheet.

The Company recorded sales revenue from Sumitomo Heavy Industries Ltd., a significant shareholder of the Company, of $1.6 million and $1.3 million in the three months ended September 29, 2006 and September 30, 2005, respectively, at amounts and terms approximately equivalent to third-party transactions. In the nine months ended September 29, 2006 and September 30, 2005, these revenues were $4.1 million and $4.5 million, respectively. Receivables from Sumitomo Heavy Industries Ltd. of $0.4 million as at September 29, 2006 and December 31, 2005, respectively, are included in accounts receivable on the balance sheet. The Company purchases raw materials from Sumitomo at amounts and terms approximately equivalent to third-party transactions. The Company purchased $0.1 million from Sumitomo in the three months ended September 29, 2006 and September 30, 2005, respectively. In the nine months ended September 29, 2006 and September 30, 2005, these purchases were $0.2 million, respectively. Payables due to Sumitomo Heavy Industries Ltd. of $80 thousand and $9 thousand at September 29, 2006 and December 31, 2005 are included in accounts payable on the balance sheet.

Through July 2006, the Company had an agreement with V2Air LLC relating to the use of V2Air LLC’s aircraft for Company purposes. The Company’s former President and Chief Executive Officer, Charles D. Winston owns V2Air LLC. Pursuant to the terms of the agreement, the Company was required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the three months ended September 29, 2006 and September 30, 2005, the Company reimbursed V2Air LLC $41 thousand and $48 thousand, respectively, under the terms of the agreement. This agreement has been terminated and the Company expects no further payments to be made under the agreement. During the nine months ended September 29, 2006, the Company reimbursed V2Air LLC $152 thousand under the terms of the agreement compared to $83 thousand for the nine months ended September 30, 2005.

8. Financial Instruments

Cash Equivalents, Short-term and Long-term Investments

At September 29, 2006, the Company had $106.4 million invested in cash equivalents predominately denominated in United States dollars with maturity dates of October 2, 2006. At December 31, 2005, the Company had $43.7 million invested in cash equivalents predominately denominated in United States dollars and British Pounds Sterling with maturity dates between January 3, 2006 and February 1, 2006. At both September 29, 2006 and December 31, 2005, cost approximated fair value.

At September 29, 2006, the Company had no short-term investments. At December 31, 2005, the Company had $26.8 million in short-term investments with maturity dates between January 3, 2006 and February 16, 2006. These are recorded at fair value based upon market quotes. At December 31, 2005, the unrealized gain (loss) on the short-term and long-term investments was not material. As discussed in Note 4 to the financial statements at December 31, 2005, $5.0 million of short-term investments was pledged as collateral for the Bank of America pledge agreement which is no longer outstanding at September 29, 2006. Long-term investments at September 29, 2006 and December 31, 2005 represent a 20% equity investment in a private United Kingdom company, Laser

Quantum, valued at approximately $0.7 million and $0.6 million at September 29, 2006 and December 31, 2005, respectively. This is recorded at cost. The Company does not have the ability to exercise significant control over this investment. It is not practicable to determine the fair value of this investment and there has been no indication of impairment.

Derivative Financial Instruments

The Company uses derivatives to manage exposures to changes in foreign currency exchange rates associated with forecasted sales transactions. Currency forwards and swaps are used to fix the cash flow variable of local currency costs or selling prices denominated in currencies other than the functional currency. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended or expected to occur and any previously unrealized hedging gains or losses recorded in other comprehensive income are immediately recorded to earnings. The impact to earnings for all designated hedges is generally recorded in the consolidated statement of operations on the same line item as the gain or loss on the item being hedged. The Company records all derivatives at fair value as assets or liabilities in the consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument. Although the Company marks-to-market short-term hedge contracts to the statement of operations, the Company does not intend to enter into hedging contracts for speculative purposes.

9. Restructuring and Other

Restructuring Charges

Several significant markets for our products had been in severe decline from 2000 through early 2003. In response to the business environment, the Company restructured operations in an effort to bring costs in line with our expectations for sales of systems for the semiconductor and telecommunications markets. Our emphasis was predominantly on consolidating operations at various locations and reducing overhead. The Company incurred restructuring charges in each of the years from 2000 to 2003 as it continued to reduce and consolidate operations around the world. Each year, the Company evaluates accruals that it has made as part of prior restructuring actions. In 2004 and 2005, it was determined that additional charges of $0.6 million and $0.5 million, respectively, were needed for the excess space in the Munich facility due to continued softness in the Munich commercial market. During the second quarter of 2006, the Company determined that an additional $59 thousand restructuring charge was needed for the excess space in the Munich facility. The Company reviewed its Munich facility excess space accrual and no additional restructuring charge was recorded during the three months ended September 29, 2006.

The following table summarizes changes in the restructuring reserve included in other accrued expenses on the balance sheet.

Total
(In millions)
Reserve at December 31, 2005	$1.4
Charges during the three months ended March 31, 2006	—
Cash payments during the three months ended March 31, 2006	(0.1)

Reserve at March 31, 2006	1.3
Charges during the three months ended June 30, 2006	0.1
Cash payments during the three months ended June 30, 2006	—

Reserve at June 30, 2006	$1.4
Charges during the three months ended September 29, 2006	—
Cash payments during the three months ended September 29, 2006	(0.1)

Reserve at September 29, 2006	$1.3

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

Legal Proceedings and Disputes

The Company has made claims for indemnification and breaches of warranty under an asset purchase agreement against Lumenis Ltd. and Spectron Cosmetics Ltd. (formerly known as Spectron Laser Systems Limited) (collectively “Spectron”). The Company filed its claim in the English courts on July 29, 2005 as a result of defects in a line of laser products purchased under the asset agreement, and related claims. The Company has also put Spectron on notice of the Company’s intent to file a second action against Spectron for fraud in connection with representations made to the Company by Spectron pre-sale concerning the viability of

Spectron’s DPSS product line. As part of the asset purchase agreement, $1.3 million was deposited into escrow, which amount remains in the hands of the escrow agent. The Company has filed a claim for the entire escrow balance, as well as additional amounts in excess of the escrow account. The Company has recorded in other current assets a receivable of $0.7 million for certain indemnification claims, and for a purchase price adjustment as part of the Company’s initial purchase accounting. One customer, Hapa, thereafter raised a warranty claim associated with lasers sold by Spectron prior to the acquisition. Hapa has made the same demand to Spectron, and the Company has sent a formal demand to Spectron for indemnification from the Hapa claim. To date, no Spectron customer claims are the subject of any legal proceeding against the Company.

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

Historically, we have not made any significant payments under such indemnifications. At September 29, 2006 and December 31, 2005, nothing has been recorded in the financial statements with respect to these indemnification undertakings.

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

11. Income Taxes

At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. The Company’s reported effective tax rate of 29.6% for the nine months ended September 29, 2006, differed from the expected Canadian federal statutory rate, primarily due to the partial release of valuation allowances in certain jurisdictions and discrete items, specifically the recognition and adjustments of certain tax credits in the Statement of Operations that occurred in the nine months ending September 29, 2006.

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

The table below sets forth the estimated net periodic pension cost of the Final Salary Plan of GSI Lumonics Ltd. United Kingdom Pension Scheme Retirement Savings Plan.

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Components of the net periodic pension cost:
Interest cost	357	407	1,071	1,222
Expected return on plan assets	(267)	(260)	(802)	(781)
Amortization of unrecognized gain	107	97	323	290

Net periodic pension cost	$197	$244	$592	$731

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

The table below sets forth the estimated net periodic pension cost of the tax qualified pension plan.

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Components of the net periodic pension cost:
Service cost	$47	$51	$142	$153
Interest cost	7	7	21	22
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized gain	16	17	48	52

Net periodic pension cost	$69	$74	$209	$225

13. Segment Information

General Description

For the three and nine months ended September 29, 2006, the Company consolidated the Laser Group and Precision Motion Group into the newly created Precision Technology Group. The consolidation of these two groups into one operating segment more accurately reflects the Company’s business and markets served. The consolidation of these two groups did not impact the consolidated operating results of the Company. Prior year results have been reclassified to conform to the current year presentation. This reclassification had no impact on the consolidated results of operations for the Company.

Segments

Information on reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Sales:
Precision Technology Group	$52,100	$46,513	$149,517	$136,336
Semiconductor Systems Group	32,975	17,898	93,316	63,612
Intersegment sales elimination	(3,448)	(1,811)	(8,682)	(5,657)

Total	$81,627	$62,600	$234,151	$194,291

The Company’s chief operating decision maker does not review asset information or operating income on a segmented basis; therefore a breakdown of assets and operating income by segment is not included.

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

	Three Months Ended
	September 29, 2006		September 30, 2005
	Sales	% of Total	Sales	% of Total
	(In millions)		(In millions)
North America	$24.8	30%	$24.0	38%
Latin and South America	0.3	—	0.3	—
Europe (EMEA)	12.9	16	11.6	19
Japan	16.8	21	11.0	18
Asia-Pacific, other	26.8	33	15.7	25

Total	$81.6	100%	$62.6	100%

	Nine Months Ended
	September 29, 2006		September 30, 2005
	Sales	% of Total	Sales	% of Total
	(In millions)		(In millions)
North America	$68.1	30%	$77.9	40%
Latin and South America	1.1	—	1.1	1
Europe (EMEA)	39.2	17	33.9	17
Japan	36.2	15	33.7	17
Asia-Pacific, other	89.6	38	47.7	25

Total	$234.2	100%	$194.3	100%

	September 29, 2006	December 31, 2005
Long-lived assets and goodwill:
USA	$64,005	$67,055
Europe	33,903	33,434
Japan	1,031	946
Asia-Pacific, other	2,389	2,203

Total	$101,328	$103,638

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

Overview

The Company develops and delivers enabling technology to customers’ advanced manufacturing and product applications. Our leading brands include precision technology products and semiconductor systems that are used to boost efficiency and productivity in the global semiconductor, electronics, industrial and medical markets.

Our Precision Technology Group contains diversified product lines ranging from ultra high speed drills, highly precise measuring devices, and lasers. Applications include formatting hard drives and drilling holes in printed circuit boards. Our laser products produce high quality repeatable cuts, welds, holes and specialist marks on customer’s products. These include hermetically sealing (by laser) heart defibrillators and rechargeable batteries.

Our Semiconductor Systems Group supplies leading edge equipment to the semiconductor industry. These include systems to scribe and test silicon wafers and repair semiconductor memory wafers.

Highlights for the Three Months Ended September 29, 2006

•	Sales for the quarter increased to $81.6 million from $62.6 million in the third quarter of 2005.

•	Net income for the quarter was $5.7 million, or $0.14 per diluted share, compared to net income of $2.0 million, or $0.05 per diluted share, in the third quarter of 2005.

•	Bookings of orders were $65.1 million in the third quarter of 2006 compared to $60.8 million in the third quarter of 2005. Ending backlog was $74.4 million as compared with $59.9 million at the end of the third quarter of last year.

•	Cash and cash equivalents and were $131.0 million at September 29, 2006.

Results of Operations for the Three Months Ended September 29, 2006 Compared to Three Months Ended September 30, 2005

The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	September 29, 2006	September 30, 2005
Sales	100.0%	100.0%
Cost of goods sold	58.9	60.6

Gross profit	41.1	39.4
Operating expenses:
Research and development and engineering	9.3	9.8
Selling, general and administrative	20.7	22.9
Amortization of purchased intangibles	2.1	2.6
Restructuring and other	(0.2)	(0.5)

Total operating expenses	31.9	34.8

Income from operations	9.2	4.6
Interest income	1.5	0.8
Interest expense	(0.1)	(0.1)
Foreign exchange transaction losses	(0.7)	(0.6)

Income before income taxes	9.9	4.7
Income tax provision	2.9	1.4

Net income	7.0%	3.3%

Sales by Segment. The following table sets forth sales in thousands of dollars by our business segments for the third quarter of 2006 and 2005.

	Three Months Ended
	September 29, 2006	September 30, 2005	Increase (Decrease)
Sales:
Precision Technology Group	$52,100	$46,513	$5,587
Semiconductor Systems Group	32,975	17,898	15,077
Intersegment sales elimination	(3,448)	(1,811)	(1,637)

Total	$81,627	$62,600	$19,027

Sales. Sales for the three months ended September 29, 2006 increased by $19.0 million or 30.4%, compared to the three months ended September 30, 2005.

Sales in the Precision Technology Group increased by $5.6 million, or 12.0% from $46.5 million for the three months ended September 29, 2005 to $52.1 million for the three months ended September 29, 2006. The increase is attributed to volume growth in four of our six OEM product lines as compared to the same period last year.

Sales in the Semiconductor Systems Group increased in the three months ended September 29, 2006 to $33.0 million from $17.9 million in the three months ended September 30, 2005, an 84.2% increase. This increase was primarily due to stronger semiconductor markets and higher sales volume of memory repair, wafer trim and wafer mark systems.

Sales in our Corporate segment represent elimination of sales between our segments and are shown in the table above as intersegment sales elimination.

Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America consisting of the United States and Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, the People’s Republic of China (“PRC”) and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill-to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific for example, but the sales of our systems are billed and shipped to locations in the United States, although the equipment may eventually be installed in Asia-Pacific, for instance. In this example, these sales are therefore reflected in North America totals in the table below. The following table shows sales in millions of dollars to each geographic region for the third quarter of 2006 and 2005, respectively.

	Three Months Ended
	September 29, 2006		September 30, 2005
	Sales	% of Total	Sales	% of Total
	(In millions)		(In millions)
North America	$24.8	30%	$24.0	38%
Latin and South America	0.3	—	0.3	—
Europe (EMEA)	12.9	16	11.6	19
Japan	16.8	21	11.0	18
Asia-Pacific, other	26.8	33	15.7	25

Total	$81.6	100%	$62.6	100%

All geographic regions have experienced growth during the three months ended September 29, 2006 when compared to the three months ended September 30, 2005. However, Asia-Pacific continues to be an area of particular growth for the Company, specifically the Semiconductor Systems segment.

Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Order backlog at September 29, 2006 was $74.4 million compared to $59.9 million at September 30, 2005.

Gross Profit by Segment. The following table sets forth gross profit in thousands of dollars by our business segments for the third quarter of 2006 and 2005.

	Three Months Ended
	September 29, 2006	September 30, 2005
Gross profit:
Precision Technology Group	$21,133	$18,437
Semiconductor Systems Group	12,578	6,277
Intersegment sales elimination and other	(141)	(23)

Total	$33,570	$24,691

Gross profit %:
Precision Technology Group	40.6%	39.5%
Semiconductor Systems Group	38.1	35.1
Intersegment sales elimination and other	4.1	1.3
Total	41.1%	39.4%

Gross profit was 41.1% in the three months ended September 29, 2006 compared to 39.4% in the three months ended September 30, 2005. The Company’s total gross profit is a result of the changes in gross profit at each segment level. Those changes are described below.

The gross profit for the Precision Technology Group increased to 40.6% for the three months ended September 29, 2006, from 39.5% for the three months ended September 30, 2005. This increase was primarily the result of changes in increased volume and product mix.

The gross profit for the Semiconductor Systems Group was 38.1% for the three months ended September 29, 2006 compared to 35.1% in the three months ended September 30, 2005. During the three months ended September 29, 2006, the Semiconductor Systems Group experienced improved volume and product sales mix which favorably contributed to the gross margin improvement.

Research and Development and Engineering Expenses. Research and development and engineering expenses for the three months ended September 29, 2006 were 9.3% of sales, or $7.6 million, compared to 9.8% of sales, or $6.1 million in the three months ended September 30, 2005. The Company has announced a number of new product development projects in the Precision Technology and Semiconductor Systems Groups, and expects to continue to invest in these projects during the remainder of 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.9 million or 20.7% of sales in the three months ended September 29, 2006, compared with $14.4 million or 22.9% in the three months ended September 30, 2005. The increase is mainly the result of increased personnel costs, spending on tax related projects abd increased legal spending.

Amortization of Purchased Intangibles. Amortization of purchased intangibles was $1.7 million for the three months ended September 29, 2006, primarily as a result of amortizing intangible assets from acquisitions. This compares to $1.6 million for the three months ended September 30, 2005.

Restructuring and Other. For the three months ended September 29, 2006 the Company reported $0.1 million in other income from operations compared to $0.3 million in other income from operations in the three months ended September 30, 2005. Other income from operations essentially represents rental income from sublet agreements for certain facilities.

Income from Operations. Income from operations was $7.5 million in the three months ended September 29, 2006 compared to $2.9 million in the three months ended September 30, 2005. The $4.6 million increase is essentially the result of improved gross margins offset by additional investments in new product development and increased personnel and related sales, general and administrative costs stemming from an increase in sales as discussed previously.

Interest Income. Interest income was $1.2 million in the three months ended September 29, 2006 compared to $0.5 million in the three months ended September 30, 2005. The $0.7 million increase is attributable to higher total cash and cash equivalents along with higher interest rate yields for the three months ended September 29, 2006 compared to the three months ended September 30, 2005.

Interest Expense. Interest expense was $0.1 million in both the three months ended September 29, 2006 and September 30, 2005. During 2006 and 2005, the Company had no bank debt. Interest expense is primarily from discounting receivables with recourse at a bank and for interest on deferred compensation.

Foreign Exchange Transaction Losses. Foreign exchange transaction losses were approximately $0.6 million in the three months ended September 29, 2006 compared to $0.4 million for the three months ended September 30, 2005. These amounts arise primarily from transactions denominated in currencies other than functional currency and unrealized gains (losses) on derivative contracts.

Income Taxes. The effective tax rate for three months ended September 29, 2006, was 29.3% compared with 31.4% for the three months ended September 30, 2005. The tax rate for three months ended September 29, 2006 reflects the Company’s estimated annual effective tax rate and is driven by the jurisdictions where income is earned.

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

Net Income. As a result of the foregoing factors, net income for the three months ended September 29, 2006 was $5.7 million, compared to $2.0 million for the three months ended September 30, 2005.

Results of Operations for the Nine Months Ended September 29, 2006 Compared to the Nine Months Ended September 30, 2005

The following table sets forth items in the unaudited consolidated year-to-date statement of operations as a percentage of sales for the periods indicated:

	Nine Months Ended
	September 29, 2006	September 30, 2005
Sales	100.0%	100.0%
Cost of goods sold	58.4	61.2

Gross profit	41.6	38.8
Operating expenses:
Research and development and engineering	9.6	9.8
Selling, general and administrative	20.3	23.2
Amortization of purchased intangibles	2.2	2.6
Restructuring and other	(0.2)	(0.2)

Total operating expenses	31.9	35.4

Income from operations	9.7	3.4
Interest income	1.5	0.7
Interest expense	(0.3)	(0.1)
Foreign exchange transaction (losses) gains	(0.5)	0.3

Income before income taxes	10.4	4.3
Income tax provision	3.1	1.6

Net income	7.3%	2.7%

Sales by Segment. The following table sets forth sales in thousands of dollars by our business segments for the nine months ended September 29, 2006 and September 30, 2005.

	Nine Months Ended
	September 29, 2006	September 30, 2005	Increase (Decrease)
Sales:
Precision Technology Group	$149,517	$136,336	$13,181
Semiconductor Systems Group	93,316	63,612	29,704
Intersegment sales elimination	(8,682)	(5,657)	(3,025)

Total	$234,151	$194,291	$39,860

Sales. Sales for the nine months ended September 29, 2006 increased by $39.9 million or 20.5% compared to the nine months ended September 30, 2005.

Sales for the Precision Technology Group increased by $13.2 million, or 9.7%, for the nine months ended September 29, 2006 as compared to the nine months ended September 30, 2005. The increase is attributed to volume growth in nearly all of our product lines as compared to the same period last year.

During the nine months ended September 29, 2006, sales in our Semiconductor Systems Group increased by approximately $29.7 million, or 46.7%, as compared to the nine months ended September 30, 2005. This increase was largely due to a volume recovery in served markets and increased market share.

Sales in our Corporate segment represent the elimination of sales between segments. There was a $3.0 million increase in sales between segments for the nine months ended September 29, 2006 as compared to the nine months ended September 30, 2005.

Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America consisting of the United States and Canada; Latin and South America; Europe, consisting of Europe, the Middle East and Africa; Japan; and Asia-Pacific, consisting of ASEAN countries, the PRC and other Asia-Pacific countries. Sales are attributed to these geographic areas on the basis of the bill-to customer location. Not infrequently, equipment is sold to large international companies, which may be headquartered in Asia-Pacific for example, but the sales of our systems are billed and shipped to locations in the United States, although the equipment may eventually be installed in Asia-Pacific, for instance. In this example, these sales are therefore reflected in North America totals in the table below. The following table shows sales in millions of dollars to each geographic region for the nine months ended September 29, 2006 and September 30, 2005, respectively.

	Nine Months Ended
	September 29, 2006		September 30, 2005
	Sales	% of Total	Sales	% of Total
	(In Millions)		(In Millions)
North America	$68.1	30%	$77.9	40%
Latin and South America	1.1	—	1.1	1
Europe (EMEA)	39.2	17	33.9	17
Japan	36.2	15	33.7	17
Asia-Pacific, other	89.6	38	47.7	25

Total	$234.2	100%	$194.3	100%

Asia-Pacific continues to be an area of focus for growth for all of the Company’s segments, specifically Semiconductor Systems.

Gross Profit by Segment. The following table sets forth gross profit in thousands of dollars by our business segments for the nine months ended September 29, 2006 and September 30, 2005, respectively.

	Nine Months Ended
	September 29, 2006	September 30, 2005
Gross profit:
Precision Technology Group	$60,176	$52,003
Semiconductor Systems Group	37,500	23,320
Intersegment sales elimination and other	(165)	(2)

Total	$97,511	$75,321

Gross profit %:
Precision Technology Group	40.2%	38.1%
Semiconductor Systems Group	40.2	36.7
Intersegment sales elimination and other	1.9	—
Total	41.6%	38.8%

Gross profit was 41.6% in the nine months ended September 29, 2006 compared to 38.8% in the nine months ended September 30, 2005. Gross profit percentage primarily increased due to increased sales volume, improved productivity and changes in mix of product sales. The Company’s total gross profit is a result of the changes in gross profit at a segment level. Those changes are described below.

The gross profit for the Precision Technology Group was 40.2% for the nine months ended September 29, 2006 versus 38.1% in the nine months ended September 30, 2005. This increase was primarily due to volume and favorable mix of products.

The gross profit for the Semiconductor Systems Group was also 40.2% for the nine months ended September 29, 2006 compared to 36.7% for the nine months ended September 30, 2005. This increase was primarily due to volume and a favorable mix of products.

Research and Development and Engineering Expenses. Research and development and engineering expenses for the nine months ended September 29, 2006 were 9.6% of sales, or $22.4 million, compared with 9.8% of sales, or $19.0 million, for the nine months ended September 30, 2005. Research and development and engineering expenses generally approximate 10% of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 29, 2006 were 20.3% of sales, or $47.6 million compared with 23.2% of sales or $45.0 million in the nine months ended September 30, 2005. The increase is mainly attributable to increased personnel and related administrative costs stemming from an increase in sales.

Amortization of Purchased Intangibles. Amortization of purchased intangibles was $5.1 million and $5.0 million for the nine months ended September 29, 2006 and September 30, 2005, respectively.

Restructuring and Other. In the nine months ended September 29, 2006, other income from operations was $0.5 million compared to $0.3 million for the nine months ended September 30, 2005. The amount recorded in 2006 is comprised of rental income of $0.3 million on a sublet facility, a gain on the sale of a small parcel of land in Nepean, Ontario generating a gain of $0.2 million, and a $0.1 million charge on the Munich facility. In the nine months ended September 30, 2005, the Company recorded rental income and a write-down of $0.2 million for the loss on the sale of another Nepean, Ontario facility. The sale was completed in the second quarter of 2005.

Income from Operations. Income from operations was $22.8 million for the nine months ended September 29, 2006, compared to $6.6 million for the nine months ended September 30, 2005. The $16.2 million increase was essentially the result of improved gross margins offset by additional investments in new product developments as discussed previously.

Interest Income. Interest income was $3.2 million in the nine months ended September 29, 2006, compared to $1.3 million in the nine months ended September 30, 2005. The $1.9 million increase is attributable to an increase in overall cash and cash equivalents along with higher interest rate yields for the nine months ended September 29, 2006 compared to the nine months ended September 30, 2005.

Interest Expense. Interest expense was $0.7 million in the nine months ended September 29, 2006, compared to $0.1 million in the nine months ended September 30, 2005. During 2006 and 2005, the Company had no bank debt. Interest expense is primarily from discounting receivables with recourse at a bank and for interest on deferred compensation. The Company recorded a one time charge of $0.5 million in the nine months ended September 29, 2006 for interest associated with the settlement of value added tax payment to a foreign jurisdiction.

Foreign Exchange Transaction (Losses) Gains. Foreign exchange transaction losses were $1.2 million for the nine months ended September 29, 2006, compared to a gain of $0.6 million for the nine months September 30, 2005. These amounts arise primarily from transactions denominated in currencies other than functional currency and unrealized gains (losses) on derivative contracts.

Income Taxes. The effective tax rate for the nine months ended September 29, 2006, was 29.6% of income before taxes, compared to an effective tax rate of 36.9% for the nine months ended September 30, 2005. The Company’s reported effective tax rate of 29.6% for the nine months ended September 29, 2006, differed from the same period in 2005, primarily due to the partial release of valuation allowances in certain jurisdictions and discrete items from which the Company recognized a benefit.

Net Income. As a result of the foregoing factors, net income for the nine months ended September 29, 2006 was $17.0 million, compared to $5.3 million for the nine months ended September 30, 2005.

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

Liquidity and Capital Resources

Cash and cash equivalents totaled $131.0 million at September 29, 2006 compared to $69.3 million at December 31, 2005. In addition, the Company had no marketable short-term investments and no marketable long-term investments at September 29, 2006, compared to $26.8 million in marketable short-term investments at December 31, 2005. Long-term investments, at September 29, 2006 and December 31, 2005, consist of a minority equity investment in a private United Kingdom company which was valued at $0.7 million and $0.6 million, respectively.

Cash Flows for Three Months Ended September 29, 2006 and September 30, 2005

Cash flows provided by operating activities for the three months ended September 29, 2006 were $15.8 million, compared to $10.0 million during the same period in 2005. Net income in the third quarter of 2006 was $5.7 million. Loss on sale of investments, depreciation and amortization, unrealized loss on derivatives, stock-based compensation and deferred income taxes provided $6.2 million in the third quarter of 2006. Decreases in accounts receivable and other current assets provided $9.2 million, which was offset by an increase in inventories and decreases in other current liabilities of $5.3 million. Net income in the third quarter of 2005 was $2.0 million. Loss on disposal of long lived asset, depreciation and amortization, unrealized gain on derivatives, stock-based compensation and deferred income taxes provided $1.6 million in the third quarter of 2005. Decreases in accounts receivable, inventories, and increases in current liabilities provided $12.3 million in cash which was partially offset by increases in other current assets of $6.0 million in the third quarter of 2005.

Cash flows used in investing activities were $1.1 million during the three months ended September 29, 2006, primarily from the purchases of property plant and equipment which used $1.4 million in cash and the sale of assets of $0.2 million, offset primarily by decreases of $0.5 million in other long-term assets. In the same period in 2005, cash flows provided from investing activities were $9.9 million primarily from the net sales of short-term and long-term investments of $5.0 million and the sale of the Michigan building provided $5.8 million in cash, which were offset primarily by purchases of property plant and equipment of $0.9 million.

The Company had no financing activities during the three months ended September 29, 2006. This compares with $0.3 million in cash provided by financing activities in the quarter ended September 30, 2005 from the issue of share capital from the exercise of stock options.

Cash Flows for Nine Months Ended September 29, 2006 and September 30, 2005

Cash flows provided by operating activities for the nine months ended September 29, 2006 were $30.4 million, compared to $0.7 million in cash provided during the same period in 2005. Net income was $17.0 million in the nine months ended September 29, 2006. Loss on the sales of investments, gain on disposal of long lived asset, depreciation and amortization, unrealized gain on derivatives, stock-based compensation and deferred income taxes, provided $6.1 million in the first nine months of 2006. Decreases in accounts receivable and other current assets and increases in current liabilities provided $14.7 million, which was offset by increases in inventories which used $7.5 million in cash. Net income was $5.3 million in the nine months ended September 30, 2005. Loss on disposal of long lived asset, depreciation and amortization, unrealized gain on derivatives, stock-based compensation and deferred income taxes, provided $7.7 million in the first nine months of 2005. Decreases in accounts receivable provided $6.2 million in cash. Increases in inventory, other current assets and decreases in other current liabilities used $18.5 million in cash.

Cash flows provided by investing activities were $27.5 million during the nine months ended September 29, 2006, primarily from the net maturities of short-term investments of $26.7 million. The sale of the Maple Grove building and Nepean land provided $6.3 million which was offset by purchases of property, plant and equipment which used $5.7 million in cash. Cash flows provided by investing activities were $3.2 million during the nine months ended September 30, 2005, primarily from the sales of the Nepean and Michigan buildings, which together provided $7.4 million in cash. These were partially offset by net purchases of short-term and long-term investments which used $1.2 million in cash and the addition of property plant and equipment which used $2.9 million in cash during the nine months ended September 30, 2005.

Cash flows provided by financing activities during the nine months ended September 29, 2006 were $1.5 million from the issue of share capital and tax benefit associated with stock options of $5.3 million offset by purchases of our common stock which used $3.8 million in cash. This compares to $0.8 million in cash provided from the issue of share capital for the same period in 2005.

Other Liquidity Matters

There have been no significant changes in the Company’s lines of credit, pensions, contractual obligations, acquisitions or off-balance sheet arrangements since December 31, 2005.

Our future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the level of sales we will be able to achieve in the future, the amount of expenses incurred, the introduction of new products and potential acquisitions of related businesses or technology. We believe that existing cash and cash equivalents balances, together with cash generated from operations, will be sufficient to satisfy anticipated cash needs to fund working capital and investments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments, long-term investments and debt obligations. As described in note 8 to the consolidated financial statements, at September 29, 2006, the Company had $106.4 million invested in cash equivalents. At December 31, 2005, the Company had $43.7 million invested in cash equivalents and $26.8 million in short-term marketable investments. Due to the average maturities and the nature of the cash portfolio at September 29, 2006, a one percent change in interest rates could have approximately a $1.1 million impact on our interest income on an annual basis. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

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

Item 6.

a) List of Exhibits

Exhibit Number	Description

10.1	Written Resolution of the Compensation Committee, dated August 28, 2006.

10.2	Written Resolution of the Compensation Committee, dated September 22, 2006.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Group Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ SERGIO EDELSTEIN Sergio Edelstein	President and Chief Executive Officer (Principal Executive Officer)	November 6, 2006

/s/ ROBERT L. BOWEN Robert L. Bowen	Vice President and Chief Financial Officer (Principal Financial Officer)	November 6, 2006

EXHIBIT INDEX

Exhibit Number	Description

10.1	Written Resolution of the Compensation Committee, dated August 28, 2006.

10.2	Written Resolution of the Compensation Committee, dated September 22, 2006.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.