Form 10-K
period 2006-12-31
GSI GROUP INC
filed 2007-03-13
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, no par value

(Title of class)

Securities Registered Pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant, based on the closing price of the common shares on The NASDAQ Stock Market on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2006) was approximately $363,391,360 (assumes officers, directors, and all shareholders beneficially owning 5% or more of the outstanding common shares are affiliates).

There were approximately 41,943,598 of the Registrant’s common shares, no par value, issued and outstanding on March 2, 2007.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders to be filed on or about April 17, 2007 are incorporated into Part III of this report.

GSI GROUP INC.

As used in this report, the terms “we,” “us,” “our,” “GSI Group”, “GSI” and the “Company” mean GSI Group Inc. and its subsidiaries, unless the context indicates another meaning.

Unless otherwise noted, all dollar amounts in this report are expressed in United States dollars.

The following trademarks and trade names of GSI Group are used in this report: WaferMark®, Super SoftMark®, DrillStar®, WavePrecision™, M430™, GMAX™, TrimSmart™, CSP300™, JK Series™, Spectron®, Sigma Series™ and Westwind®.

PART I

Item 1. Business

Overview

GSI Group Inc. supplies precision technology components, lasers and laser-based advanced manufacturing systems to the global electronics, semiconductor, medical, aerospace and industrial markets.

GSI Group Inc. was founded originally under the name General Scanning, Inc. and was incorporated in 1968 in Massachusetts. General Scanning developed, manufactured and sold components and subsystems for high-speed micro positioning of laser beams and medical printing. Starting in 1989, General Scanning began manufacturing complete laser-based advanced manufacturing systems for the semiconductor and electronics markets.

On March 22, 1999, General Scanning merged with Lumonics Inc., a Canadian based company. Lumonics Inc. was incorporated in 1970 under the laws of the Province of Ontario, Canada, and initially produced lasers for scientific and research applications. By the 1980s, Lumonics was developing, manufacturing and selling laser-based, advanced manufacturing systems for electronics, semiconductor, and general industrial applications. Post merger, the Company was named GSI Lumonics Inc.

From 1999 through 2003, the Company developed an array of new products, divested non-core products, and consolidated facilities and operations. The company was traded on both the Toronto and Nasdaq stock exchanges. The Company reported results in three main business segments; Precision Motion, Semiconductor Systems and Lasers.

Beginning in 2003, the Company completed four acquisitions that added to the diversity of its product lines: the encoder division of Dynamic Research Corporation (“DRC”) in May 2003, the principal assets of Spectron Laser Systems Limited, a subsidiary of Lumenis Ltd (“Spectron”) in May 2003, Westwind Air Bearings Inc. and Westwind Air Bearings Limited (collectively “Westwind”) in December 2003, and MicroE Systems Corp. (“MicroE”) in May 2004.

In 2005, the Company renamed itself GSI Group Inc. to capitalize on the individual brand recognition of its individual product lines. The Company also voluntarily de-listed from the Toronto stock exchange. In this process, the ticker symbol was changed from “GSLI” to “GSIG.”

In 2006, the Company combined two of its segments—Lasers and Precision Motion into one segment—now reported as “Precision Technology.” The Company now reports two segments, Precision Technology and Semiconductor Systems, both share certain characteristics such as the use of common technology and a focus on laser based materials processing. However, there are significant distinguishing factors; where as Precision Technology serves thousands of customers selling components used in hi-technology products, Semiconductor Systems supplies large multi-million dollar capital equipment to a select number of customers.

Industry Overview

GSI serves two primary industries—precision technology and semiconductor capital equipment.

The precision technology industry is primarily made up of companies like GSI who design, develop and supply high technology components to original equipment manufacturers (“OEMs”). OEM’s use precision technology components in the assembly of subsystems or systems for their customers.

The semiconductor capital equipment industry is made up of companies like GSI who design, develop and supply production systems that can perform a particular function on a semiconductor manufacturing assembly line. GSI specializes in systems that can perform laser based processing on DRAM, NAND memory and high performance analog devices.

As semiconductor manufacturers strive to put more memory on smaller die, the two critical challenges for production system suppliers are the ability to provide systems that can process wafers with manufacturing accuracy to the sub-micron level and volume throughput.

Products and Services

Our revenues in 2006 were derived from the following business segments, in millions of United States dollars:

Segment	Revenue
Precision Technology Business	$196.7
Semiconductor Systems Business	127.6
Intersegment sales eliminations	(10.7)

Total	$313.6

Precision Technology Segment

The Precision Technology segment incorporates six product lines, each of which represents between 6% and 26% of Precision Technology segment revenue. Products are used in diverse markets, often niche markets, by customers in many industries including electronics, medical, aerospace and industrial manufacturing. Typical selling prices for Precision Technology products range from $200 to $60,000.

Segment	Product Line	End Markets	Description
Precision Technology	Printed Circuit Board Spindles	Electronics—printed circuit board production	High speed air bearing spindles used in drilling precise holes in printed circuit boards.

	Encoders	Electronics—hard disk drives	Linear and rotary measuring devices that enable mechanical devices to move at accuracy within sub-nanometer levels.

	Optical Scanners	Medical, Aerospace, Industrial Applications	High precision motors that, when coupled with a mirror, can direct a laser beam with high degrees of accuracy.

	Thermal Printers	Medical—portable defibrillators	Rugged printers supplied to the medical instrumentation and defibrillator market.

	General Optics	Aerospace	Super polished surface & chemical coated mirrors, mirrors of high dynamic rigidity, high performance mirrors and lens coatings used in aerospace applications.

	Lasers	Electronics, Automotive, Medical, Packaging and Aerospace	Lasers used primarily for welding, cutting, drilling, surface marking, and deep engraving of metal and plastic parts for traceability and identification or performance.

Semiconductor Systems Segment

This segment designs, develops and supplies complex production systems that enable the manufacturing process of semiconductor chips. Semiconductor Systems also derives significant revenues from parts sales and service to its installed base.

Customers include semiconductor integrated device manufacturers and wafer processors, as well as electronic component and assembly manufacturers. This segment has three major and two minor product lines. Typical selling prices for such laser systems range from $150,000 to $1.5 million.

Segment	Product Line	End Markets	Description
Semiconductor Systems	WaferRepair	Semiconductor DRAM and Flash Memory chips	WaferRepair is used to raise production yields for DRAM and NAND chips to acceptable levels by disconnecting defective or redundant circuits in a memory chip with accurately positioned laser pulses.

	WaferTrim	Semiconductor—high performance analog chips	Wafer Trim systems enable production of electronic circuits by precisely tuning, with a laser, the performance of high performance analog chips used in applications such as anti-lock brakes, airbags and power management.

	WaferMark	Semiconductor—Foundries	WaferMark semiconductor systems are used for the marking of silicon wafers at the front end of the semiconductor manufacturing process, aiding process control and device traceability.

	CircuitTrim	Semiconductor—power management chips	Circuit Trim systems are used in the production of thick and thin film resistive components for surface mount technology electronic circuits, known as chip resistors.

	SVS	Printed circuit board manufacturers	SVS inspection equipment is used to inspect pre- and post-reflow solder paste and component placement on printed circuit boards.

Customers

We have a diverse group of customers that includes some of the largest global participants in their industries. Many of our customers participate in several market segments. In 2006, 2005 and 2004, revenue from our top 25 customers totaled 47.6%, 41.5% and 49% of our total revenue, respectively. In 2006 and 2005, no one customer accounted for more than 10% of sales. In 2004, one customer accounted for 10.2% of total sales.

Manufacturing

We manufacture Precision Technology products at facilities in Billerica and Natick, Massachusetts, Moorpark, California, Poole and Rugby, United Kingdom, and Suzhou, China. Semiconductor Systems are manufactured, assembled and tested in Wilmington, Massachusetts. Most of our products are manufactured under ISO 9001 certification.

Manufacturing functions are performed internally when management chooses to maintain control over critical portions of the production process or for cost related reasons. To the extent practical, we outsource the remaining portions of the production process. The Semiconductor Systems segment focuses on outsourcing low value parts and modules and internally retains the tasks of final assembly of subsystems, testing and quality control.

Research and Development

We continue to make a strong commitment to research and development for core technology programs directed at creating new products, product enhancements and new applications for existing products, as well as funding research into future market opportunities. Each of the markets we serve is generally characterized by rapid technological change and product innovation. We believe that continued timely development of new products and product enhancements to serve existing and new markets is necessary to remain competitive.

In 2006, 2005 and 2004 respectively, we incurred research and development expenses of $30.6 million or 9.8% of sales, $25.7 million or 9.8% of sales and $24.0 million or 7.3% of sales, respectively.

Marketing, Sales and Distribution

We sell worldwide with a direct sales force and through distributors. Our product managers are responsibile for determining product strategy based on their knowledge of the industry, customer requirements and product performance. These managers have direct contact with customers and, working with the sales and customer service organizations, develop and implement strategic and tactical plans aimed at serving the needs of existing customers as well as identifying new opportunities.

•

Precision Technology products are sold worldwide mostly through direct sales, as well as through distributors, primarily to OEMs. There are sales and service centers located in Massachusetts, California, United Kingdom, Germany, Switzerland, Taiwan, China, Singapore and Japan to support pre- and post-sales of our products. Sumitomo Heavy Industries Ltd. (a significant shareholder of the Company) is a key distributor for certain products in Japan. Because of the relatively small physical size of the products sold and fundamental nature of the products, Precision Technology generally employs a factory direct strategy in support of its worldwide customer base except in its Laser product line where parts and field technical support is significant.

•

Semiconductor Systems are sold directly, or, in some territories, through distributors, to end users, usually semiconductor integrated device manufacturers and electronic component and assembly manufacturers. Our worldwide advanced manufacturing systems sales activities are directed from the product business unit sites in North America, Europe, Japan and Asia Pacific. Field offices are located close to key customers’ manufacturing sites to maximize sales and support effectiveness. Significant revenues are provided from parts and servicing systems in our installed base at customer locations. We maintain field offices in Germany, Japan, Korea, China, Taiwan and Singapore.

Competition

The industries GSI participates in are subject to intense competition. Some of our competitors are substantially larger and have greater financial and other resources than we do. Competition extends to attracting and retaining qualified technical personnel. Our overall competitive position will depend primarily upon a number of factors, including the price and performance of our products, the compatibility of our products verses those of our competitors and our overall reputation.

The table below illustrates the competition or lack thereof, faced by the Company in the markets that we serve.

Segment	Product Line	Main Competitor(s)

Precision Technology	Printed circuit board spindles	ABL (50% owned by Hitachi), Mechatronics, Precise and Jevco.

	Encoders	Renishaw and Heidenhain

	Optical scanners	Excel Technology, Scanlabs GmbH

	Thermal Printers	Advanced Printing Solutions

	General Optics	Fragmented among numerous suppliers.

	Lasers	Trumpf-Haas, Rofin-Sinar, Coherent, Spectra Physics, Lambda Physik, Unitek-Miyachi, IPG Photonics and Lasag.

Semiconductor Systems	Various product lines	Electro Scientific Industries, Shibaura, EO Technics, CyberOptics and Innolas.

In addition, the competitive factors we face vary between products and markets. The primary ones that affect the Precision Technology Segment are performance, quality, price, total cost of ownership, features, flexibility, technical support, product breadth, market presence, and on-time delivery. The main competitive factors that impact the Semiconductor Systems Segment are product performance, and, total cost of ownership, which includes maintenance and price.

Sources of Supply

We depend on a limited number of suppliers, which could cause substantial manufacturing delays and additional cost if a disruption occurs. We obtain some components from a single source. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products. If suppliers or subcontractors experience difficulties that result in a reduction or interruption in supply to us, or fail to meet any of our manufacturing requirements, our business would be harmed, unless or until we are able to secure alternative sources. These components and manufacturing services may not continue to be available to us at favorable prices, if at all.

In the Precision Technology Segment we manufacture many of our own machined parts, particularly in air bearing spindle manufacture. However, non-critical machined parts are often purchased externally. We purchase fully-functional electronics as well as certain key components, such as laser diodes, from external sources.

In the Semiconductor Systems Segment, we purchase certain major subsystems, such as lasers, motion stages, certain vision systems, fully-functional electronics and frames and racks, from the merchant market. Our optics components are both internally manufactured and externally purchased. In some cases, upper level assemblies and entire systems are outsourced to electronic manufacturing services companies.

Patents and Intellectual Property

Our intellectual property includes copyrights, patents, trademarks and tradenames involving proprietary software, technical know-how and expertise, designs, process techniques and inventions. To this end, we hold 183 United States and 130 foreign patents; with applications pending for 74 United States and 134 foreign patents. We have also obtained licenses under a number of patents in the United States and foreign countries. Licenses under additional patents may be required in the future. There can be no assurance as to the degree of protection offered by these patents or as to the likelihood that patents will be issued for pending applications.

We also rely on a combination of copyrights and trade secret laws and restrictions on access to protect our trade secrets and proprietary rights. We routinely enter into confidentiality agreements with our employees and consultants. There is a risk that these agreements will not provide meaningful protection of our proprietary information in the event of misappropriation or disclosure.

Human Resources

At December 31, 2006, we had 1,347 employees in the following areas:

	Number of Employees	Percentage
Production operations and field service	861	64%
Research and development	178	13%
Selling, general and administrative	308	23%

Total	1,347	100%

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

Item 1A. Risk Factors

The statements contained in this report that are not statements of historical fact, including without limitation statements containing the words “believes,” “expects,” “anticipates,” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. We may make forward-looking statements from time to time. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may be different.

The following information highlights some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should also be considered in light of these factors. Factors that may result in such variances include, but are not limited to the following:

New Product Introduction

The success of our business requires that we continually innovate. Technology requirements of our markets are consistently advancing. We must continually introduce new products that achieve market acceptance. Our ability to grow depends on the successful development, introduction and market acceptance of completely new or enhanced products that address technological changes as well as current and potential customer requirements. Developing new technology is a complex and uncertain process requiring us to be innovative and to accurately anticipate technological and market trends. Additionally, this requires that we manage the transition from older products to minimize disruption in customer ordering patterns, avoid excess inventory and ensure adequate supplies of new products. Failed market acceptance of new products or problems associated with new product transitions could harm our business.

Delays in delivery of new products could have a negative impact on our business. Our research and development efforts may not lead to the successful introduction of new or improved products within the time period our customers depend on. Additionally, the development by others of new or improved products, processes or technologies may make our current or proposed products obsolete or less competitive.

In addition, we may encounter delays or problems in connection with our research and development efforts. Product development delays may result from numerous factors, including:

•	Changing product specifications and customer requirements;

•	The inability to cost effectively manufacture products;

•	Difficulties in reallocating engineering resources and overcoming resource limitations;

•	Changing market or competitive product requirements; and

•	Unanticipated engineering complexities.

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

Market Volatility

Our business depends significantly upon capital expenditures which are subject to cyclical fluctuations. The semiconductor and electronics, materials processing industries are cyclical and have historically experienced periods of oversupply, resulting in sharp downturns in demand for capital equipment, including the products that we manufacture and market. The timing, length and severity of these cycles, and their impact on our business, are difficult to predict. We can not assure investors that demand for our products will increase or that demand will not decrease. For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products.

Cyclical variations may have the most pronounced effect on our Semiconductor Systems Segment which has a concentration in the semiconductor and electronics industries. There is no assurance that we will not be impacted from a slowdown as we have been in previous cyclical fluctuations or that the impact will be less significant compared to historical fluctuations.

Our business success depends upon our ability to respond to fluctuations in product demand. If business declines, we must quickly reduce costs but maintain the ability to motivate and retain key employees. Hindering our ability to reduce expenses is the need to continually invest in research and development. Additionally, long product lead-times create a risk that we may purchase or develop inventories for products that we are unable to sell. We employ inventory management practices such as outsourcing manufacturing processes, limiting our purchase commitments and focusing on production to customer order. We can offer no assurances that our efforts to mitigate this risk will be successful.

During a period of increasing demand and rapid growth, we must be able to increase manufacturing capacity quickly. Our inability to quickly increase production in response to a surge in demand could harm our reputation and cause customers to find alternative sources of supply.

Financial Controls

Failure of internal controls or inability to identify or manage a key internal control could have a material adverse effect on our operating results. We mitigate this risk by employing an internal audit department to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, as investors could lose confidence in our reported financial information.

Customer order timing and other factors beyond our control may lead to an inability to meet our financial forecasts. Factors include:

•	Fluctuations in our customers’ businesses;

•	Timing and recognition of revenues from customer orders;

•	Timing and market acceptance of new products or enhancements introduced by us or our competitors;

•	Availability of parts from our suppliers and the manufacturing capacity of our subcontractors;

•	Timing and level of expenditures for sales, marketing and product development;

•	Changes in the prices of our products or of our competitors’ products; and

•	Fluctuations in exchange rates for foreign currency.

A large percentage of our sales come from products with high selling prices and significant lead times. We may receive several large orders in one quarter from a customer and then receive no orders from that customer in the next quarter. As a result, the timing and recognition of sales from customer orders can cause significant fluctuations in our operating results from quarter to quarter.

A delay in a shipment, or failure to meet our revenue recognition criteria, near the end of a fiscal quarter or year, due, for example, to rescheduling or cancellations by customers or to unexpected difficulties experienced by us, may cause sales in a particular period to fall significantly below our expectations and may have materially adverse effects on our operations for that period. Our inability to adjust quickly enough could magnify the adverse effects of that revenue shortfall on our results of operations.

As a result of these factors, our results of operations for any quarter are not necessarily indicative of results to be expected in future periods. We believe that fluctuations in quarterly results may cause the market prices of our common shares on The NASDAQ Stock Market to fluctuate, perhaps substantially.

International Operations

Our operations in foreign countries subject us to risks not faced by companies operating exclusively in the United States. During the year ended December 31, 2006, approximately 71% of our revenue was derived from operations outside North America. International operations are an expanding part of our business both from a sales focus and an operating base.

Because of the scope of our international operations, we are subject to risks, which could materially impact our results of operations, including:

•	Foreign exchange rate fluctuations;

•	Social unrest in countries where we operate;

•	Climatic or other natural disasters in regions we operate;

•	Increases in shipping costs or increases in fuel costs;

•	Longer payment cycles;

•	Acts of terrorism;

•	Greater difficulty in collecting accounts receivable;

•	Use of incompatible systems and equipment;

•	Problems staffing and managing foreign operations in diverse cultures;

•	Protective tariffs;

•	Trade barriers and export/import controls;

•	Transportation delays and interruptions;

•	Reduced protection for intellectual property rights in some countries; and

•	The impact of recessionary foreign economies.

We cannot predict whether the United States or any other country will impose new quotas, tariffs, taxes or other trade barriers upon the importation of our products or supplies or gauge the effect that new barriers would have on our financial position or results of operations.

There are inherent risks as we increase our focus on overseas operations. This includes the possibility that as operations are transferred or expanded in foreign locations, we may not be able to produce products to the quality standards or deliver products on time as our customers have come to expect. This possibility may come about due to an inability to find qualified personnel overseas. It is also possible that after an overseas transition, we may find that we have been producing products with latent defects that come to light only after a long period of operation. Transitioning a business to an overseas location has many additional risks such as developing solid financial, ERP and CRM systems.

Economic, political or trade problems with foreign countries could negatively impact our business. We are increasingly outsourcing the manufacture of sub assemblies to suppliers based in China and elsewhere overseas. Economic, political or trade problems with foreign countries could substantially impact our ability to obtain critical parts needed in the manufacture of our products.

Economic Conditions

A halt in economic growth or a slowdown will put pressure on our ability to meet anticipated revenue levels. A large portion of our sales is dependent on the need for increased capacity or replacement of inefficient manufacturing processes, because of the capital-intensive nature of our customers’ businesses. These sales also tend to lag behind in an economic recovery longer than other businesses. If a down turn lasts longer than expected, if a recovery does not begin or if a general economic slowdown commences, we may not be able to meet anticipated revenue levels on a quarterly or annual basis.

Sustainable Profitability

If the Company is not able to grow, the business will be at greater risk to operate independently. As a publicly traded company, GSI is competing for capital and investment against larger companies. As a company with a relatively low level of stock capitalization, GSI is at a disadvantage. Its cost of capital is higher than larger companies and it has less of a base to spread the operating costs that all public companies face. Examples of these costs include Sarbanes-Oxley and audit costs. If GSI can not grow its revenues and spread these costs across a larger revenue base, it will be at a competitive disadvantage and potentially subject to a takeover bid from a larger company. We can not assure investors such a situation would be in shareholders best interests.

GSI has a history of operating losses. The Company may not be able to sustain or grow the current level of profitability. Beginning in the second half of 2003, we have generated profits from operations. However, we incurred operating losses on an annual basis from 1998 through 2003. No assurances can be given that we will sustain or increase the level of profitability in the future and the market price of our common shares may decline as a result.

We will lose the benefit of our significant recorded deferred tax assets if our future profitability comes into question. In determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets require subjective judgment and analysis. We consistently evaluate our current deferred tax assets based on profitability in 2006 and beyond. Our ability to maintain our deferred tax assets at December 31, 2006 depends upon our ability to continue to generate future profits in the United States, Canada, Germany, Japan and United Kingdom tax jurisdictions. If actual results differ from our plans or we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by taking a charge to the Statement of Operations, which may have a material negative result on our operations.

Business Partnerships

Our reliance upon third party distribution channels subjects us to credit, inventory, business concentration and business failure risks beyond our control. We sell products through resellers, distributors, OEMs and system integrators. This subjects us to credit and business risks. Our sales also depend upon the ability of our OEM customers to develop and sell systems that incorporate our products. Adverse economic conditions, large inventory positions, limited marketing resources and other factors influencing these OEM customers could have a substantial impact upon our financial results. We can not assure investors that our OEM customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our financial condition or results of operations.

Intellectual Property

We are exposed to the risks that others may violate our intellectual property rights. Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation, or that others will not develop competitive technologies or products. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights there under will provide a competitive advantage to us.

Our intellectual property rights may not be protected in foreign countries. Our efforts to protect our intellectual property rights may not be effective in some foreign countries where we operate or sell. Many U.S. companies have encountered substantial problems in protecting their property rights against infringement in foreign countries. If we fail to adequately protect our intellectual property in these countries, it could be easier for our competitors to sell competing products in foreign countries.

Our success depends upon our ability to protect our intellectual property and to successfully defend against claims of infringement by third parties. We have received in the past, and may receive in the future, notices from third parties alleging that our products infringe such parties’ patent or other proprietary rights. We believe that our products are non-infringing technology or that we have the licenses and any necessary patents or technology to allow us to lawfully sell our products throughout the world. However, we may be sued for infringement, in which case we may not be successful in any litigation seeking damages or expenses from us or seeking to enjoin us from selling our products. In the event any third party makes a valid claim against us or our customers for which a license was not available to us on commercially reasonable terms, we would be adversely affected. Adverse consequences may also apply to our failure to avoid litigation for infringement or misappropriation of propriety rights of third parties.

Competition

We operate in highly competitive industries, and if we lose competitive advantages, our business would suffer adverse consequences. Some of our competition comes from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than we do. Our competitors will continue to improve the design and performance of their products and introduce new products. It is possible that we may not successfully differentiate our current and proposed products from the products of our competitors, or that the marketplace will not consider our products to be superior to competing products. To remain competitive, we will be required to invest heavily in research and development, marketing and customer service and support. It is also possible that we may not be able to make the technological advances necessary to maintain our competitive position, or our products will not receive market acceptance. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development of new products.

Mergers and Acquisitions

Our business strategy includes finding and making strategic acquisitions. There can be no assurance that we will be able to continue to make acquisitions that provide business benefit. Since 2004 we have not identified or completed any acquisitions for various reasons. We evaluate acquisitions to assess the strategic, technology, financial and integration risk. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks, synergy and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of management’s attention from our core businesses and risks associated with unanticipated problems or liabilities. We cannot assure investors that management’s efforts in this regard will be sufficient, or that identified acquisition candidates will be receptive to our advances or that any acquisition we may make would be accretive to earnings.

Integrating an acquisition could have significant disruptive consequences on our existing operations. As with any acquisition, those persons selling have an advantage in better understanding the specific markets and their associated direction. They also better know the strengths and weaknesses of the business they are selling. We attempt to mitigate these risks by focusing our attention on the acquisition of businesses, technologies and products that have current relevancy to our existing lines of business and that are complementary to our existing product lines. Other difficulties we may encounter, and which we may or may not be successful in addressing, include those risks associated with the potential entrance into markets in which we have limited or no prior experience and the potential loss of key employees, particularly those of the acquired business. Risks also include integrating financial, ERP or CRM systems.

Key Personnel

GSI is undergoing a leadership transition. In 2006, the Company hired a new Chief Executive Officer. As the new management team works together there are risks associated with possible changes in strategy, changes in vice-president and director level management and changes in product or operational focus. Management changes like this increase several risks related to personnel, but also related to strategy, operations, and finance. The Company has taken measures to mitigate these risks but there can be no assurance that this change will not have a material effect on the Company.

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

Changes in accounting for equity compensation could adversely affect earnings. The Financial Accounting Standards Board has issued changes to U.S. generally accepted accounting principles requiring us and other companies to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining shareholder approval of equity compensation plans could make it more difficult or expensive for us to grant equity awards such as options or restricted stock to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.

Operations

We expect to be consolidating some of our operations for greater efficiency. There is execution risk in these plans. Historically, GSI operated as three independent business segments, each with a separate management, finance, sales and operating structure. The new strategy in part is to better capitalize on the potential synergies and economies of scale by moving to a business model with greater consolidation and integration. As this process will likely take some time, we can not assure investors that economies of scale will or can be realized. Additionally, several leases will be expiring shortly. We can not assure investors that any potential move, should one occur, would not disrupt business operations.

Product defects or problems with integrating our products with other vendors’ products may seriously harm our business and reputation. Complex products that we produce can contain latent errors or performance problems. There have been instances where we have found errors immediately after launch of new products and we have also found latent errors in our products. We can not always resolve all errors that we believe would be considered serious by our customers before implementation, thus our products are not error-free. These errors or performance problems could be detrimental to our business and reputation. In addition, customers frequently integrate our products with other vendor’s products. When problems occur in a combined environment, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. To date, defects in our products or those of other vendors’ products with which our products are used by our customers have not had a material negative effect on our business. However, we cannot be certain that a material negative impact will not occur in the future.

We depend on limited source suppliers that could cause substantial manufacturing delays if supply disruption occurs. Many of our products are manufactured with components that are designed by an outside supplier specifically to our design. While we attempt to mitigate risks associated with our reliance on single suppliers by actively managing our supply chain, we do obtain some components used in our business segments from a single source. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products, particularly in our Semiconductor Systems Group. Despite our and their best efforts, there can be no assurance that our current or alternative sources will be able to continue to meet all of our demands on a timely basis. If suppliers or subcontractors experience difficulties, or fail to meet any of our manufacturing requirements, our business would be harmed until we are able to secure alternative sources, if any, on commercially reasonable terms.

Production difficulties and product delivery delays could materially adversely affect our business. We assemble our products at our facilities in the United States, the United Kingdom and China. If use of any of our manufacturing facilities was interrupted by natural disaster or otherwise, our operations could be negatively impacted until we could establish alternative production and service operations. In addition, we may experience production difficulties and product delivery delays in the future as a result of:

•	Mistakes made while transferring manufacturing processes between locations

•	Changing process technologies;

•	Ramping production;

•	Installing new equipment at our manufacturing facilities; and

•	Shortage of key components.

Political and Governmental

Increased governmental regulation of our business could materially adversely affect our business. We are subject to many governmental regulations, including but not limited to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the National Center for Devices and Radiological Health, a branch of the United States Food and Drug Administration. Among other things, these regulations require a laser manufacturer to file new product and annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to incorporate design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes (based on the level of radiation from the laser that is accessible to users). Various warning labels must be affixed and certain protective devices installed depending on the class of product. The National Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of the regulatory requirements. We are subject to similar regulatory oversight, including comparable enforcement remedies, in the European markets we serve.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

The principal owned and leased properties of the Company and its subsidiaries are listed in the table below.

Location	Principal Use	Current Segment	Approximate Square Feet	Owned/Leased
Facilities Used in Current Operations
Billerica, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales, Administrative and Corporate	1, 3	90,000 (two sites)	Leased; both expire in 2008, one with three 5-year renewal options

Natick, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales and Administrative	1	24,000 (two sites)	Leased; both expire in 2008

Moorpark, California, USA	Manufacturing, R&D, Marketing, Sales	1	49,000 (three sites)	Leased; all expire in 2010, all with 5-year renewal options

Novi, Michigan USA	Customer support, Marketing, Sales and Administrative	1	13,000	Leased; expires in 2012

Poole, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administrative	1	91,000 (three sites)	1 unit owned; 2 units leased through 2073 and 2078, respectively

Rugby, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administrative	1	113,000	Owned; approximately 14% of the space is leased through 2012 and 2014

Wilmington, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales and Administrative	2	78,000	Leased; expires in 2007 with two 5-year renewal options

Suzhou, People’s Republic of China	Manufacturing, R&D, Marketing, Sales and Administrative	1	55,000	Leased; expires in 2008

Munich, Germany	Partially occupied Customer Support, Logistics, Sales and Applications Engineering	1, 2	29,000	Leased; expires in 2013 with 6-year renewal option. Approximately 62% is sub-leased through 2011.

The facilities house the segments as indicated by the numbers below. Facilities are not dedicated to just one segment:

1 — Precision Technology Group

2 — Semiconductor Systems Group

3 — Corporate

Additional research and development, sales, service and logistics sites are located in Colorado, Switzerland, Japan, Korea, Taiwan and the China. These additional offices are in leased facilities occupying approximately 34,000 square feet in the aggregate.

On January 5, 2006, the Company sold a building and land in Maple Grove, Minnesota for $6.3 million. Because the estimated net sales proceeds were less than the net book value of the facility, the Company recorded a write-down of $0.2 million for the estimated loss on the expected sale of the Maple Grove facility in December 2005.

On March 17, 2006, the Company entered into a sublease for approximately 18,000 square feet of the Munich facility. The sublease began on July 1, 2006, and extends for a fixed term of 5 years until June 30, 2011 with an option to extend this sublease agreement through the end of the Company’s lease in 2013.

On June 30, 2006, the Company sold a small parcel of land in Nepean, Ontario, Canada for Canadian $380 thousand (approximately US$338 thousand) and recorded a gain of $0.2 million on the transaction.

Item 3. Legal Proceedings

Information regarding legal proceedings are contained in note 11 in the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

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

	Nasdaq Stock Market® Price Range US$		Toronto Stock Exchange Price Range Cdn$
	High	Low	High	Low
Fiscal year 2006:
First Quarter	$13.47	$10.77	N/A	N/A
Second Quarter	11.43	8.59	N/A	N/A
Third Quarter	9.48	7.89	N/A	N/A
Fourth Quarter	10.18	8.99	N/A	N/A
Fiscal year 2005:
First Quarter	$11.33	$8.20	$13.45	$9.79
Second Quarter	10.08	7.33	12.37	9.22
Third Quarter	10.52	8.95	12.56	11.00
Fourth Quarter	11.55	8.49	12.48	9.71

Holders

As of the close of business on Friday, March 2, 2007, there were approximately 108 holders of record of our common shares. Since many of the common shares are registered in “nominee” or “street” names, we estimate that the total number of beneficial owners is considerably higher.

Dividends

We have never paid cash dividends on our common shares. We currently intend to reinvest our earnings for use in our business and do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information with respect to the Equity Compensation Plan required under this item is hereby incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about April 17, 2007.

NASDAQ Listing Requirements

The Company is subject to the listing requirements of the NASDAQ Global Market.

Performance Graph

Equity Compensation Plans

The following table gives information about the Company’s common shares that may be issued upon the exercise of options, Warrants and rights under all of its existing equity compensation plans as of December 31, 2006, the Company’s most recently completed fiscal year, including the 1995 Award Plan, the 1981 stock option plan of General Scanning, Inc., the 1992 stock option plan of General Scanning, Inc., the Warrants (as described below) and the Company’s employee stock purchase plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options/Warrants	Weighted-Average Exercise Price of Outstanding Options/Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Plans approved by shareholders	2,298,997	$9.66	1,125,436
Plans not approved by shareholders (the Warrants)	43,104	$13.33	0
Total	2,342,101	$9.73	1,125,436

All of the option plans listed above or described in the table have been approved by the Company’s shareholders, except the Warrants. The outstanding Warrants listed in the above table were issued pursuant to the 1995 directors’ Warrant plan of General Scanning, Inc., referred to in this section as the Warrant plan, which was assumed by the Company in connection with the March 22, 1999 merger of General Scanning, Inc. and Lumonics Inc., the material features of which are described above. No additional Warrants are authorized to be granted under the Warrant plan.

Item 6. Selected Financial Data

The following selected consolidated financial data as of and for the five years ended December 31, 2006 is derived from our audited consolidated financial statements. This information should be read together with consolidated financial statements of GSI Group Inc., including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data in this section is not intended to replace the consolidated financial statements.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands except per share amounts)
Condensed Consolidated Statement of Operations:
Sales	$313,609	$260,784	$330,012	$185,561	$159,070
Gross profit	130,161	103,870	133,439	68,477	49,194
Operating expenses:
Research and development and engineering	30,639	25,671	23,975	13,822	19,724
Selling, general and administrative	64,871	59,995	57,256	49,025	56,203
Amortization of purchased intangibles	6,794	6,656	5,951	5,657	5,135
Acquired in-process research and development	—	—	390	—	—
Restructuring	110	457	573	3,228	6,448
Other	(672)	(355)	—	831	(1,021)

Income (loss) from operations	28,419	11,446	45,294	(4,086)	(37,295)
Other income (expense)	2,385	2,418	(308)	2,238	590

Income (loss) before income taxes	30,804	13,864	44,986	(1,848)	(36,705)
Income tax provision (benefit)	9,061	4,207	3,515	322	(8,981)

Net income (loss)	$21,743	$9,657	$41,471	$(2,170)	$(27,724)

Net income (loss) per common share:
Basic	$0.52	$0.23	$1.01	$(0.05)	$(0.68)
Diluted	$0.51	$0.23	$0.98	$(0.05)	$(0.68)
Weighted average common shares outstanding (000’s)	41,896	41,548	41,124	40,837	40,663
Weighted average common shares outstanding for diluted net income (loss) per common share (000’s)	42,251	41,856	42,125	40,837	40,663

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Working capital	$247,500	$207,060	$174,660	$174,854	$172,135
Total assets	411,405	373,444	386,164	313,707	297,088
Long-term liabilities, excluding current portion	25,029	25,578	23,607	5,594	6,004
Total stockholders’ equity	343,073	306,556	305,563	260,788	254,481

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with the consolidated financial statements and other financial information included in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. See Part I for the special note regarding forward looking statements.

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

Results of Operations. The following table sets forth items in the consolidated statement of operations as a percentage of sales for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Sales	100.0%	100.0%	100.0%
Cost of goods sold	58.5	60.2	59.6

Gross profit	41.5	39.8	40.4
Operating expenses:
Research and development	9.8	9.8	7.3
Selling, general and administrative	20.7	23.0	17.3
Amortization of purchased intangibles	2.2	2.6	1.8
Acquired in-process research and development	—	—	0.1
Restructuring	—	0.2	0.2
Other	(0.3)	(0.2)	—

Operating expenses	32.4	35.4	26.7

Income (loss) from operations	9.1	4.4	13.7
Other income (expense)	—	(0.1)	—
Interest income	1.5	0.8	0.3
Interest expense	(0.3)	(0.1)	—
Foreign exchange transaction (losses) gains	(0.5)	0.3	(0.3)

Income (loss) before income taxes	9.8	5.3	13.7
Income tax provision (benefit)	2.9	1.6	1.1

Net income (loss)	6.9%	3.7%	12.6%

2006 Compared to 2005

Sales by Segment. The following table sets forth sales by business segment for 2006 and 2005. For 2006, please note that the Laser segment was combined with the Precision Motion segment to more accurately reflect the Company’s business and markets served and has been renamed the Precision Technology Segment. Also, the Laser Systems segment was renamed the Semiconductor Systems segment. This name change more accurately reflects its business, but had no change on the operation or the results of the segment.

All dollars in millions	2006 Sales	2005 Sales	Increase (Decrease)
Precision Technology	$196.7	$179.5	$17.2
Semiconductor Systems	127.6	88.2	39.4
Intersegment sales eliminations	(10.7)	(6.9)	(3.8)

Total	$313.6	$260.8	$52.8

Sales. Sales increased $52.8 million or 20% in 2006 compared to 2005. Sales increased primarily as a result of a favorable semiconductor capital equipment cycle and favorable markets for Precision Technology components.

Sales in the Precision Technology segment increased $17.2 million or 10% in 2006 to $196.7 million, due primarily to higher volume sales of PCB spindles and an increase in sales from our Precision Optics product line. All major product lines experienced increased sales except for the Laser product line, which decreased slightly.

Semiconductor Systems sales increased $39.4 million or 45% in 2006 to $127.6 million. The increase was primarily a result of an upturn in the semiconductor capital equipment cycle. Sales of our Wafer Trim, Wafer Repair and Wafer Mark product lines all increased over 2005. The largest increase was in the Wafer Trim product line. This market tends to be highly volatile, with yearly fluctuations that can be as much as 10% or more, of overall company revenue.

Sales between our segments increased $3.8 million in 2006 as compared to 2005. The increase is mainly a result of the increased volume of products sold from the Precision Technology segment to the Semiconductor Systems segment.

Sales by Region. Our foreign operations consist primarily of sales operations and manufacturing facilities. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. In 2006, Asia-Pacific and other revenues grew to 37% of our total from 25% in 2005. This growth is attributable to the mix of customers served in the period as well as our focused effort to grow in this region. Please refer to Note 13 of the financial statements for a breakdown of sales by region.

Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Backlog was $76.6 million at December 31, 2006, compared to $84.4 million at December 31, 2005.

Gross Profit by Segment. The following table sets forth gross profit in thousands of dollars by our business segments for 2006 and 2005.

	Year Ended December 31,
	2006	2005
Gross profit:
Precision Technology	$77,986	$68,754
Semiconductor Systems	52,199	34,971
Intersegment sales elimination and other	(24)	145

Total	$130,161	$103,870

Gross profit %:
Precision Technology	39.6%	38.3%
Semiconductor Systems	40.9	39.6
Intersegment sales elimination and other	—	(2.1)
Total	41.5%	39.8%

Gross profit was 41.5% in the year ended December 31, 2006 compared to 39.8% in the same period in 2005. Gross profit percentage can be influenced by a number of factors including product mix, pricing, volume, costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, and the reversal thereof, at any particular time.

The Precision Technology gross profit at 39.6%, improved 1.3 points as compared to 38.3 % in 2005, largely due to increased volume. The Semiconductor Systems gross profit at 40.9% for 2006 increased slightly as compared to 39.6% in 2005. The increase was also mainly due to higher volumes.

Research and Development Expenses. Research and Development (R&D) expenses for 2006 were $30.6 million or 9.8% of sales compared to $25.7 million or 9.8% of sales in 2005, an increase of $4.9 million. Both the Precision Technology and the Semiconductor Systems segments increased spending which was a combination of higher headcount and wage inflation. Additional factors were increased spending on engineering projects and intellectual property activities. We expect 2007 R&D expenses to be consistent with 2006 expenses.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses were 20.7% of sales, or $64.9 million, in 2006, compared with, 23.0% of sales, or $60.0 million, in 2005, an increase of $4.9 million. Personnel costs increased $3.6 million, largely related to an increase in expense from variable compensation performance plans and the effect of FAS 123R and the remainder was a combination of insurance, consulting, audit and other fees. The Company incurred additional expenses with the executive transition of both the CEO and CFO.

Amortization of Purchased Intangibles. Amortization of purchased intangibles was $6.8 million or 2.2% of sales in 2006 as compared to $6.7 million or 2.6% of sales in 2005. The Precision Technology segment is charged with 99% of the Company’s amortization mainly due to their acquisitions of the MicroE, Westwind, and DRC businesses. The balance of the amortization is a small amount that is not allocated to a particular business segment. There is no amortization associated with the Semiconductor Systems’ segment.

Other. The Company recorded rental income of $0.5 million and $0.7 million primarily related to its excess facilities during 2006 and 2005 respectively. The Farmington Hills, Michigan facility was sublet in February and the Maple Grove facility was sublet in May of 2005. The Company sold its Farmington Hills, Michigan facility for $6.5 million on September 15, 2005.

In May of 2005, the Company sold its facility in Nepean, Ontario for Canadian $2.1 million (approximately US $1.7 million). The Company sold its Maple Grove, Minnesota facility on January 5, 2006 for $6.3 million.

Income (Loss) from Operations. In 2006, the Company’s income from operation was $28.4 million compared to $11.4 million in 2005. This was a result of the factors mentioned above.

Interest Income. Interest income was $4.6 million in 2006 compared to $1.9 million in 2005. The $2.7 million increase in interest income in 2006 is due to an increase in invested cash balances from $96.0 million in 2005 to $138.3 million in 2006. Additionally, we received a more favorable yield on those balances.

Interest Expense. Interest expense was $0.8 million in 2006 and $0.3 million in 2005. During both years, the Company had no bank debt. Interest expense is primarily from deferred compensation, discounting receivables with recourse and interest related to a tax audit. The increase in 2006 was due primarily to $0.5 million interest payment to German Tax authorities resulting from a 2005 tax audit.

Foreign Exchange Transaction Gains (Losses). Foreign exchange transaction gains/losses were a $1.4 million loss in 2006 compared to gains of $0.9 million in 2005. These amounts arise primarily from transactions denominated in currencies other than the functional currency and unrealized gains (losses) on derivative contracts.

Income Taxes. The Company recorded a tax provision of $9.1 million during the 2006 fiscal year. The effective tax rate for 2006 was 29.4% of income before taxes, compared to an effective tax rate of 30.3% of income before taxes for 2005. Our tax rate in 2006 differs from the statutory rates due to the recording of $1.2 million tax benefit related to permanent differences. The significant items included within such benefit are $0.9 million related to the company’s extraterritorial income exclusion in the United States and $0.3 million related to a foreign tax deduction in Canada. Other differences in the rate are related to ($3.5) million in net valuation allowances which is predominately related to net operating loss carryforwards, an income tax charge of $0.8 million attributed to non-U.S. withholding taxes, an income tax charge of $3.2 million related to U.K. capital allowances, $0.3 million income tax expense for contingency reserve activity, an income tax charge of $0.7 million attributed to certain

U.S. tax credits, and a $2.4 million tax benefit for export activities. Our tax rate in 2005 reflects the tax benefit of reducing valuation allowances in certain jurisdictions by $2.2 million, an income tax charge of $0.6 million attributed to non-U.S. withholding taxes, $0.7 million income tax expense for contingencies, and a $1.5 million tax benefit for export activities.

The Company has recorded a valuation allowance against certain deferred tax assets, including net operating losses and tax credits, in certain countries where it has determined that their future use is uncertain. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence is considered, including a company’s performance, the market environment in which the company operates, length of carry-back and carry-forward periods, existing sales backlog, future taxable income projections and tax planning strategies. We have historically provided valuation allowances on certain tax assets, due to the uncertainty of generating taxable income in the appropriate jurisdiction and of the appropriate character to realize such assets. In these instances, the Company has made the determination that it is “more likely than not” that all or a portion of the deferred tax will not be realized. The Company will continue to review its deferred tax position on a periodic basis and will reflect any change in judgment as a discrete item in the related period.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period that the assessments are made or resolved, or when the statute of limitations for certain periods expires. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing the future impact of temporary differences resulting from differing treatment of items for tax and accounting purposes. The tax effect of these temporary differences is shown on our December 31, 2006 consolidated balance sheet (See note 8 to the consolidated financial statements) and denotes these differences as a net deferred tax assets of $15.7 million, net of $12.3 million in net deferred tax liabilities and after providing a valuation allowance of $12.1 million.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). This Statement addresses uncertainty in tax positions recognized in a company’s financial statements and stipulates a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will apply to the Company’s fiscal year beginning January 1, 2007, with earlier adoption permitted. The Company is currently evaluating the impact of adopting FIN 48 and its impact on its financial position, cash flows and results of operations.

Net Income (Loss). As a result of the forgoing factors, net income for 2006 was $21.7 million compared to $9.7 million in 2005.

Restructuring. On February 1, 2007, the Company’s Board of Directors committed to expanding the Company’s manufacturing operations in China and restructuring its manufacturing operations in the United Kingdom. The Precision Technology Segment will be moving additional laser and high speed air bearing spindle manufacturing from two UK facilities to the Company’s Suzhou, China facility. The Company will reduce manufacturing capacity at its UK facilities, streamline operations and discontinue production of selected low volume legacy product lines after consultation with customers. The Company expects to complete the manufacturing transfer and related restructuring by the end of 2007. The Company expects to record restructuring charges during 2007 in the range of $6.5 million to $7.0 million. The restructuring charges are projected to include approximately $2.4 million in termination benefits, $2.0 million in inventory write offs related to product consolidation activities, $1.4 million in capital asset write offs, $0.5 million in costs associated with the manufacturing transition to Suzhou and $0.4 million in impairment charges related to facility consolidations. Once completed, the plan is expected to generate annualized pre-tax benefits in the range of $5.0 million to $6.0 million. The Company estimates future cash expenditures related to this plan to be in the range of $2.8 million to $3.1 million.

2005 Compared to 2004

Sales by Segment. The following table sets forth sales in millions of dollars by our business segments for 2005 and 2004. For 2004, certain Asia-Pacific parts sales have been reclassified from the Precision Technology Segment to the Semiconductor Systems Segment to more accurately reflect which segment’s customers purchased the parts. This reclassification had no impact on the consolidated results of operations for the Company. The Laser Group and Precision Motion Group have been consolidated in the Segment renamed Precision Technology. The Laser Systems Segment has been renamed the Semiconductor Systems Segment These name changes more accurately reflect our business, but had no change on the operation or the results of the segment.

	2005 Sales	2004 Sales	Increase (Decrease)
Precision Technologies Segment	$179.5	$199.4	$(19.9)
Semiconductor System	88.2	148.2	(60.0)
Intersegment sales eliminations	(6.9)	(17.6)	10.7

Total	$260.8	$330.0	$(69.2)

Sales. Sales decreased $69.2 million or 21% in 2005 compared to 2004. Sales in all segments were lower compared to 2004, primarily as a result of market weakness in 2005. In addition, 2004 was a record sales year for the Semiconductor Systems business.

Sales in the Precision Technology Segment decreased 10% to $179.5 million in 2005 as compared to 2004. Lower sales of PCB spindles, Lasers, and internal sales to our Semiconductor Systems segment together accounted for $28.3 million of the decrease, which was partially offset by a full year of sales of encoders, related to the 2004 acquisition of MicroE.

Semiconductor Systems sales decreased $60.0 million or 40% in 2005. The prior year, 2004, was a record sales year for the Semiconductor Systems business. Sales of our Wafer Trim product line decreased $41.7 million and sales of Wafer Repair and Circuit Trim product lines together decreased $16.1 million. Market conditions seem to indicate that the bottom of the cycle was reached in the third quarter of 2005 and the Company realized an increase in orders during the fourth quarter of 2005 and into 2006.

Intersegment sales decreased $10.7 million in 2005 as compared to 2004. The decrease is mainly a result of the reduced volume in the Semiconductor Systems Group business which in turn decreased the intersegment sales from the Precision Technology Segment to the Semiconductor Systems Group segment.

Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Please refer to Note 13 of the financial statements for a breakdown of sales by region.

Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Backlog was $84.4 million at December 31, 2005, compared to $61.3 million at December 31, 2004.

Gross Profit by Segment. Gross profit was $103.8 million (39.8% of sales) in 2005 compared to gross profit of $133.4 million (40.4% of sales) in 2004. For 2004, certain Asia-Pacific parts sales and costs associated with those sales have been reclassified from the Precision Technology Segment to the Semiconductor Systems Segment to more accurately reflect which segment’s customers purchased the parts. This reclassification had no impact on the consolidated results of operations for the Company.

	Year Ended December 31,
	2005	2004
Gross profit:
Precision Technology	$68,754	$70,048
Semiconductor Systems	34,971	64,808
Intersegment sales elimination and other	145	(1,417)

Total	$103,870	$133,439

Gross profit %:
Precision Technology	38.3%	35.1%
Semiconductor Systems	39.6	43.7
Intersegment sales elimination and other	(2.1)	8.1
Total	39.8%	40.4%

Gross profit was 39.8% in the year ended December 31, 2005 compared to 40.4% in the same period in 2004. Gross profit percentage can be influenced by a number of factors including product mix, pricing, volume, third-party costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, and the reversal thereof, at any particular time.

The Precision Technology Segment gross profit at 38.3%, improved 3.2 points as compared to 35.1% in 2004. A full year of more favorable margins from the Encoder product line combined with improvements in operations including lower material costs and personnel costs, together with a favorable product mix contributed to the rest of the improvement.

The gross profit for Semiconductor Systems was 39.6% for 2005 as compared to 43.7% in 2004. The lower volume of sales in 2005 contributed 1.7 points to the decrease in gross profit. Decreases in warranty expense due to improved reliability of the equipment sold impacted the margin by 4.7 percentage points. Reversal of previously written off inventory in 2004 also contributed to a higher than normal gross margin in 2004.

In addition, the 2004 “intersegment sales elimination and other” expense included variable compensation of $1.5 million for which there were no similar charges in 2005.

Research and Development Expenses. Research and Development (R&D) expenses for 2005 were $25.7 million or 9.8% of sales compared to $24.0 million or 7.3% of sales in 2004, an increase of $1.7 million. The largest factor in the increase was a full year of MicroE in 2005 which contributed $1.4 million to the increase over 2004 and a general increase in personnel costs. Additional factors were increased spending on engineering projects, personnel costs and intellectual property activities

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses were 23.0% of sales, or $60.0 million, in 2005, compared with 17.3% of sales, or $57.3 million, in 2004, an increase of $2.7 million. The increase was primarily a result of the Company’s acquisition of MicroE in May 2004. A full year of MicroE contributed $1.9 million to the increase from 2004. Pension expenses related to UK operations also contributed $1.0 million of the increase. The Company’s UK defined benefit pension plan was and is underfunded which has contributed to the increase in pension related expense. There were additional activities that offset the increase, including lower commissions due to a lower level of sales.

Amortization of Purchased Intangibles. Amortization of purchased intangibles was $6.7 million or 2.6% of sales in 2005 as compared to $6.0 million or 1.8% of sales in 2004. The $0.7 million increase in amortization is a result of a full year of amortization for the MicroE intangibles in 2005 contributing $1.3 million to the increase, partially offset by a $0.8 million savings related to the General Scanning and Lumonics merger technology which became fully amortized in March 2004.

Income (Loss) from Operations. In 2005, the Company’s income from operations was $11.4 million compared to $45.3 million in 2004. This was a result of the factors mentioned above.

Interest Income. Interest income was $1.9 million in 2005 compared to $1.0 million in 2004. The $0.9 million increase in interest income in 2005 is due to an increase in our invested cash balances and more favorable yields on those balances.

Interest Expense. Interest expense was $0.3 million in 2005 and in 2004. During both years, the Company had no bank debt. Interest expense is primarily from deferred compensation, discounting receivables with recourse and a tax audit.

Foreign Exchange Transaction Gains (Losses). Foreign exchange transaction gains were $0.9 million in 2005 compared to losses of $1.1 million in 2004. These amounts arise primarily from transactions denominated in currencies other than the functional currency and unrealized gains (losses) on derivative contracts.

Income Taxes. The effective tax rate for 2005 was 30.3% of income before taxes, compared to an effective tax rate of 7.8% of income before taxes for 2004. Our tax rates in 2005 differs from the statutory rates due to the reversal of $1.5 million in valuation allowances, an income tax charge of $0.6 million attributed to withholding taxes, $0.7 million income tax charge for contingencies and $1.5 million tax benefit for a discrete item in the year for export activities. Our tax rate in 2004 reflects the fact that we reversed a $14.1 million valuation allowance in a jurisdiction. We do not recognize the tax benefit from losses in certain countries where future use of the losses is uncertain. The Company believed it is more likely than not that the remaining deferred tax assets will be realized principally through future taxable income and carry backs to taxable income in prior years.

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

Business Environment and Restructurings

Although revenues have fluctuated between 2004 and 2006, GSI was able to maintain profitability and there were limited restructuring and cost management actions. No new restructuring actions have been initiated since 2003, although the Company incurred additional restructuring charges in 2006 and 2005 upon the updating of the previously recorded Munich restructuring accrual for current conditions.

As of December 31, 2006 and 2005, the Company has $1.3 million and $1.4 million respectively, remaining in the accruals related to provisions for lease costs at our facility in Munich, Germany. These are future contractual obligations under operating leases, net of expected sublease income on a lease that expires in January 2013, which the Company cannot terminate. The Company evaluated the market conditions associated with the Munich office lease and determined an additional $0.1 and $0.5 million in restructuring charges were necessary in 2006 and 2005 respectively. The Company has taken restructuring charges on this Munich facility in each of the years from 2000 through 2006.

The Company will continue to monitor restructuring accruals that were made in the past, particularly those that were made for excess facilities, to ensure that such amounts remain appropriate in light of changing conditions in the markets, and make appropriate adjustments, if any are required, to the accruals and our results of operations. Please refer to Note 15 Subsequent events for 2007 UK restructuring plan.

Critical Accounting Policies and Estimates

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

Revenue Recognition. We follow the guidance in Staff Accounting Bulletin No. 104 (SAB 104) for revenue recognition. We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, risk of loss has passed to the customer and collection of the resulting receivable is probable. We generally design, market and sell our products as standard configurations. Accordingly, with the exception of sales of semiconductor system equipment to Japanese customers, customer acceptance provisions for standard configurations are generally based on seller-specified criteria, which we demonstrate prior to shipment. Semiconductor system equipment sales to Japanese customers are recognized upon acceptance. Revenue on new products are deferred until we have established a track record of customer acceptance on these new products. When customer-specified objective criteria exist, revenue is deferred until customer acceptance if we cannot demonstrate the system meets these specifications prior to shipment. Should management determine that these customer acceptance provisions are not met for certain future transactions, revenue recognized for any reporting period could be affected. Additionally, the Company’s Semiconductor Systems business agreements may contain multiple elements. Typically, these may include product, installation, training and extended warranty/maintenance. Accordingly, we are required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, the fair value of these separate units of accounting and when to recognize revenue, for each element. The Company determines the portion of revenue that is to be deferred for undelivered elements using vendor specific objective evidence of fair value. The undelivered elements do not entitle a customer to refunds on delivered elements. These determinations require judgment and estimates on our part, which may affect the amount and timing of revenue recognized in any given period. There are no significant obligations that remain after shipping other than warranty and some installation. Installation is usually a routine process without problems and the Company considers it to be inconsequential or perfunctory. As such, the costs of installation are accrued at the time the revenue is recorded and no related revenue is deferred. Historically, the costs of installation have not been significant. The Company typically negotiates trade discounts and agreed terms in advance of order acceptance and records any such items as a reduction of revenue. The Company rarely has returns and/or price adjustments; credits for returns under warranty occur mostly in the Precision Technology segment, and are not frequent.

Inventory. Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using first in, first out and weighted average cost methods.

The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Deferred Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Our December 31, 2006 consolidated balance sheet (see note 8 to the consolidated financial statements) denotes these differences as total net deferred tax assets totaling $15.7 million, net of $12.3 million in net deferred tax liabilities and after providing a valuation allowance of $12.1 million.

We assess the likelihood that our deferred tax assets will be recovered. To the extent that we believe that future recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish or increase a valuation allowance, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded or reversed against our gross deferred tax assets. The Company has provided valuation allowances against losses in the parent Company and certain subsidiaries with an inconsistent history of taxable income. In addition, the Company has provided a valuation allowance against tax credits, due to the uncertainty of generating earned income to claim the tax credits. In the event that actual results differ from our estimates of future taxable income, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could impact our financial position and results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). This Statement addresses uncertainty in tax positions recognized in a company’s financial statements and stipulates a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will apply to the Company’s fiscal year beginning January 1, 2007, with earlier adoption permitted. The Company is currently evaluating the impact of adopting FIN 48 and its impact on its financial position, cash flows and results of operations.

Pension Plans. The Company has two defined benefit plans which are maintained by our Untied Kingdom and Japanese subsidiaries. In 2006, we implemented accounting statement SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The effect of this change on our financial statements is summarized in a table in Note 7 “Employee Benefit Plans.”

The Company’s United Kingdom defined benefit pension plan was closed to new membership in 1997 and the Company curtailed sponsorship in 2002, limiting its obligation to benefits earned through that date. Benefits under this plan were based on the employees’ years of service and compensation. The Company continues to follow its policy to fund this pension based on widely accepted actuarial methods. At December 31, 2006, the market value of the plan assets was $8.0 million less than the projected benefit obligation.

The accounting rules applicable to our United Kingdom pension plan require amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. Since the market value of our pension assets is less than the accumulated pension benefit obligation, the Company recorded a $1.0 million non-cash charge to other comprehensive income in stockholders’ equity and an accrued long-term pension liability in 2006. At December 31, 2006, the cumulative balance of this non-cash charge amounted to $8.0 million. These charges to equity did not affect the net income. In 2006, the Company funded $1.7 million to the plan.

The Company’s Japanese pension plan is a tax qualified quasi-defined benefit plan that covers substantially all regular employees. Benefits are based on years of service and the employee’s compensation at retirement. The Company funds the plan sufficient to meet current benefits as well as fund a certain portion of future benefits as permitted in accordance with regulatory authorities. Since this is an active plan, a significant portion of the pension benefit obligation is determined based on the rate of future compensation increases. The Company deposits funds under various fiduciary-type arrangements and/or purchase annuities under group insurance contracts. At December 31, 2006, the market value of the plan assets was $0.9 million less than the projected benefit obligation.

Given both pension plans’ current under-funded status, changes in economic and market conditions may require the Company to increase cash contributions in future years.

New Accounting Pronouncements

Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, FASB issued SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires the recognition of the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability in the statement of financial position. It also requires the recognition of changes in the funded status in the year in which the change occurs through comprehensive income. In addition, SFAS 158 requires the measurement of the funded status of a plan as of the date of its year-end statement of financial position. The standard is effective for fiscal years ending after December 15, 2006. The Company adopted this provision in 2006. See Note 7 “Employee Benefit Plans,” for the impact to the Company’s financial position and results of operations.

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

Accounting for Share-Based Payments

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) on January 1, 2006. SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) which superseded APB 25, Accounting for Stock Issued to Employees. SFAS 123R requires the determination of the fair value of all share-based payments to employees, including grants of employee stock options, and the recognition of the related expense over the period in which the service is received. The Company has elected to apply the modified prospective method of adoption of SFAS 123R. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Additionally, SFAS 123R requires that tax benefits received in excess of the tax impact of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. See Note 6 “Stock Based Compensation,” for a description of the impact to the Company’s financial position and results of operations.

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

Accounting for Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this pronouncement for fiscal year 2006 and the adoptions did not have a material impact on consolidated results of operations or financial condition.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatments in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 requires registrants to apply the new quantification guidance to errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting errors determined to be material under this new quantification method through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The Company adopted this pronouncement for fiscal year 2006 and the adoptions did not have a material impact on consolidated results of operations or financial condition.

Liquidity and Capital Resources

Lines of Credit

At both December 31, 2006 and December 31, 2005, the Company had no material lines of credit.

Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Cash, cash equivalents and short term investments together totaled $138.3 million on December 31, 2006 as compared to $96.0 million at December 31, 2005 and $85.3 million at December 31, 2004. Long-term investments increased $0.1 million to $0.7 million at December 31, 2006 from $0.6 million at December 31, 2005. Short-term, long term and other investments consisted principally of commercial paper, government securities and mutual funds with original maturities greater than three months.

The Company generated $35.3 million in cash from operating activities during 2006. Net income after adjusting for loss on sale of assets and investments, unrealized loss on derivatives, stock-based compensation, depreciation and amortization and deferred income taxes, generated $40.8 million in cash. Collection of receivables generated $2.0 million in cash primarily due to increased collection activity in 2006 resulting in a lower receivables balance at December 31, 2006 as compared to December 31, 2005. Inventories, other current assets and current liabilities used $7.5 million in cash during the year. We generated $4.9 million in cash from operating activities during 2005. Net income after adjusting for loss on sale of assets and investments, unrealized loss on derivatives, stock-based compensation, depreciation and amortization and deferred income taxes, generated $21.3 million in cash. Collection of receivables generated $1.9 million in cash primarily due to lower sales in 2005 resulting in a lower receivables balance at December 31, 2005 as compared to December 31, 2004. Inventories, other current assets and current liabilities used $18.3 million in cash during the year. We generated $35.4 million in cash from operating activities during 2004. In 2004 net income after adjusting for loss on sale of investments, translation gain, derivative loss, acquired in-process research and development, stock-based compensation, depreciation and amortization and deferred income taxes, generated cash of $40.0 million. Current liabilities and tax receivables generated $10.2 million in cash. Accounts receivable, inventories and other current assets used $14.7 million in cash. The Company’s inventories grew during 2004 as compared to the prior year as a result of the MicroE acquisition and our business needs in general to meet future sales demand. The increase in our liabilities at December 31, 2004 was a result of our increased sales and increased business volume over 2003.

During 2006, the Company generated $32.8 million in cash from investing activities. We generated a significant portion of our cash from maturities of short-term instruments which generated $49.3 million which was offset by purchases of investments that used $22.6 million in cash during 2006. In addition, we generated $6.3 million from the sale of our Nepean, Ontario building. Additions to property, plant and equipment used $1.7 million during 2006. During 2005, the Company utilized $15.0 million in cash from investing activities. We invested a significant portion of our cash in short-term instruments which used $43.3 million which is offset by maturities and sales of investments that generated $24.6 million in cash during 2005. In addition, we generated $7.4 million from the sale of our Farmington Hills, Michigan and Nepean, Ontario buildings. Additions to property, plant and equipment used $3.6 million during 2005. The Company utilized $22.6 million in cash from investing activities during 2004. During 2004 the Company made a large investment with the acquisition of MicroE, using $54.5 million in cash. Additions to property, plant and equipment used $2.4 million in cash in 2004. These investments were partially offset by proceeds from the sale and maturity of investments, net of purchases of $34.7 million. Other assets used $0.4 million in cash.

We generated $2.1 million in cash from financing activities in 2006, compared to $0.9 million for 2005. Cash generated from the exercise of stock options in 2006 amounted to $4.9 million. We used $3.8 million to purchase treasury stock in 2006. We generated $0.9 million in cash from financing activities in 2005, compared to $3.8 million for 2004. Cash generated from the exercise of stock options in 2005 amounted to $0.9 million. We used $26 thousand in cash for scheduled payments on a long-term obligation in 2005. The cash generated in 2004 was from the exercise of stock options and issuance of shares under the employee stock purchase plan.

Other Liquidity Matters

Pension Plans

The Company’s United Kingdom and Japan pension plans have projected benefit obligations in excess of the fair market value of plan assets of approximately $8.8 million at December 31, 2006. The Company’s funding policy is to fund pensions and other benefits based on widely used actuarial methods as permitted by regulatory authorities. These factors are subject to many changes, including the performance of investments of the plan assets. The Company anticipates funding these plans $1 million in 2007. However, because of the underfunded position and potential changes in the future, the Company will likely have to increase payments to fund these plans in the future. See note 7 “Employee Benefit Plans,” for further information about these plans.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2006 and the effect such obligations are expected to have on liquidity and cash flow in future years in thousands.

Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter
Operating leases(1)	$30,840	$4,394	$4,660	$2,640	$19,146
Purchase obligations	19,275	19,101	81	93	—
Other long-term obligations(2)	2,786	2,177	609	—	—

Total contractual cash obligations	$52,901	$25,672	$5,350	$2,733	$19,146

(1)	See note 11 to the audited consolidated financial statements.
(2)	See note 4 to the audited consolidated financial statements regarding deferred compensation.

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

During the second quarter of 2005, the Company’s French subsidiary filed for bankruptcy protection, which was granted by the French courts on July 7, 2005. On January 25, 2006, the commercial court of Creusot set the amount of the claim at €598,079 (approximately US$712,203). As a result of the bankruptcy petition, any claims in excess of available assets in the bankruptcy estate would have to be brought against the French subsidiary’s parent in the United Kingdom. At this time, the Company does not believe it will be required to make a payment regarding this action, as the costs to pursue a foreign action in the United Kingdom would be substantial relative to the amount in dispute. Accordingly, nothing has been accrued in the financial statements.

The Company has made claims for indemnification and breaches of warranty under the asset purchase agreement against Lumenis Ltd. and Spectron Cosmetics Ltd. (f/k/a Spectron Laser Systems Limited) (collectively “Spectron”). The Company filed its claim in the English courts on July 29, 2005 as a result of defects in the line of laser products purchased under the asset agreement, and related claims. The Company has also put Spectron on notice of the Company’s intent to file a second action against Spectron for fraud in connection with representations made to the Company by Spectron pre-sale concerning the viability of Spectron’s DPSS product line. As part of the asset purchase agreement, US$1.3 million was deposited into escrow, which amount remains in the hands of the escrow agent, together with accrued interest. The Company filed a claim for the entire escrow balance, as well as additional amounts in excess of the escrow account. The Company has recorded in other current assets a receivable of £0.4 million (approximately US$0.7 million) for certain indemnification claims, and for a purchase price adjustment as part of the Company’s initial purchase accounting. Two customers, thereafter raised warranty claims associated with lasers sold by Spectron prior to the acquisition. The Company settled both claims in exchange for equipment refunds, and has made demand on Lumenis for reimbursement of the settlement amounts. No other customer claims are currently pending.

In March 2007, GSI and Lumenis Ltd. settled the Spectron legal claims, fully described in Note 11: “Commitments and Contingencies.” The terms of the settlement are confidential. The Company expects to complete the settlement and collect and record the settlement proceeds in the first quarter of 2007.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during 2006 or 2005.

Related Party Transactions

Richard B. Black is a director of the Company and is also the President and Chief Executive Officer of ECRM, Inc. ECRM manufactures laser systems equipment for the printing and publishing industry. Westwind Air Bearings Inc. (“Westwind US”) was acquired by GSI Group Corporation, a wholly owned subsidiary of the Company, in December, 2003 and was merged into GSI Lumonics Corporation, in June, 2004. During the year ended December 31, 2006, ECRM purchased $0.6 million (2005—$0.3 million) of equipment from Westwind US and the Westwind business unit of GSI Group Corporation. Receivables from ECRM, Inc. of $0.3 million and $51 thousand at December 31, 2006 and 2005, respectively, are included in accounts receivable on the balance sheet.

The Company recorded $5.3 million as sales revenue to Sumitomo Heavy Industries Ltd., a significant shareholder in the year ended December 31, 2006 (2005—$5.6 million and 2004—$5.6 million) at amounts and terms approximately equivalent to third party transactions. Receivables from Sumitomo Heavy Industries Ltd. of $0.7 million and $0.4 million at both December 31, 2006 and 2005, respectively, are included in accounts receivable on the balance sheet. The Company purchases raw materials from Sumitomo at amounts and terms approximately equivalent to third-party transactions. The Company purchased $0.3 million and $0.2 million from Sumitomo in the year ended December 31, 2006 and 2005 respectively. Payables due to Sumitomo Heavy Industries Ltd. of $6 thousand and $9 thousand as at December 31, 2006 and 2005 respectively are included in accounts payable on the balance sheet.

Through July 2006, the Company had an agreement with V2Air LLC relating to the use of V2Air LLC’s aircraft for Company purposes. The Company’s former President and Chief Executive Officer, Charles D. Winston owns V2Air LLC. Pursuant to the terms of the agreement, the Company was required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. This agreement was terminated in July 2006 and the Company expects no further payments to be made under the agreement. During the year ended December 31, 2006, the Company reimbursed V2Air LLC approximately $151,000 (2005—$102,000 and 2004—$142,000) under the terms of such Agreement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments and long-term investments. As described in note 12 to the consolidated financial statements, at December 31, 2006, the Company had $114.7 million invested in cash equivalents, no short-term marketable investments and $0.7 million in long-term investments. At December 31, 2005, the Company had $43.7 million invested in cash equivalents, $26.8 million in short-term marketable investments and $0.6 million in long-term investments. Due to the average maturities and the nature of the investment portfolio at December 31, 2006, a one percent change in interest rates could have approximately a $1.4 million impact on our interest income on an annual basis. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

Foreign Currency Exchange Rate Risk

We have limited involvement with derivative financial instruments and do not use them for trading purposes. We do use derivatives to manage defined foreign currency risks. We enter into forward exchange contracts to hedge forecasted Japanese sales commitments and the value of accounts receivable or cash flow primarily denominated in Japanese yen and other material non-functional currency monetary asset and liability balances. The effect of an immediate 10% change in exchange rates on the forward exchange contracts and the underlying hedged positions would not be material to our financial position or the results of our operations.

The company enters into foreign currency forward contracts generally of less than six months duration to hedge a portion of its foreign currency risk on sales transactions. As December 31, 2006, the Company held forward exchange contracts to sell Japanese Yen for the equivalent of USD $8.7 million and to buy British Pound for the equivalent of USD $2.1 million. At December 31, 2005, we had no open hedge contracts. The Company held one currency swap that matured in December of 2005 and settled in January 2006. The currency swap was an exchange for Yen valued at $8.7 million United States dollars with an aggregate fair value loss upon maturity of $0.2 million after-tax recorded in the 2005 Statement of Operations. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date.

Item 8. Financial Statements and Supplementary Data

GSI GROUP INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GSI Group Inc.

We have audited the accompanying consolidated balance sheets of GSI Group Inc. as of December 31, 2006 and December 31, 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years ended December 31, 2006 and December 31, 2005 Our audit also includes the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GSI Group at December 31, 2006 and December 31, 2005 and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2006 and December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GSI Group Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” using the modified prospective transition method. Also as discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”.

/S/    ERNST & YOUNG LLP

Boston, Massachusetts

March 9, 2007

REPORT OF INDEPENDENT AUDITOR

To the Stockholders of GSI Group Inc.

We have audited the accompanying consolidated balance sheet of GSI Group Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also includes the financial statement schedule for the 2004 listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GSI Group Inc. at December 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Chartered Accountants

Ottawa, Canada

March 14, 2005

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(United States GAAP and in thousands of United States dollars, except share amounts)

	December 31, 2006	December 31, 2005
ASSETS
Current
Cash and cash equivalents (note 12)	$138,315	$69,286
Short-term investments (note 12)	—	26,757
Accounts receivable, less allowance of $911 (December 31, 2005—$1,592) (note 9, 11)	54,546	55,348
Income taxes receivable	5,755	2,517
Inventories (note 2)	72,703	63,475
Deferred tax assets (note 8)	7,925	10,630
Prepaid assets (note 2)	10,171	10,767
Other current assets (note 2)	1,388	9,590

Total current assets	290,803	248,370
Property, plant and equipment, net of accumulated depreciation of $28,588 (December 31, 2005—$20,608) (note 2)	33,511	32,220
Deferred tax assets (note 8)	20,099	20,124
Other assets (note 2)	710	699
Long-term investments (note 12)	693	613
Intangible assets, net of amortization of $6,380 (December 31, 2005—$4,035) (note 2)	14,965	16,834
Patents and acquired technology, net of amortization of $35,455 (December 31, 2005—$30,359) (note 2)	24,203	28,163
Goodwill	26,421	26,421

Total Assets	$411,405	$373,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$14,002	$14,998
Income taxes payable	—	2,475
Accrued compensation and benefits	13,455	9,212
Other accrued expenses (note 2)	15,846	13,399

Total current liabilities	43,303	40,084
Deferred compensation (note 4)	2,740	2,576
Deferred tax liabilities (note 8)	12,342	13,252
Accrued long term restructuring	1,141	1,226
Accrued pension liability (note 6)	8,806	9,750

Total liabilities	68,332	66,888
Commitments and contingencies (note 11)
Stockholders’ equity (note 5)
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 41,889,804 (December 31, 2005—41,628,171)	310,635	309,545
Additional paid-in capital	5,314	3,339
Retained earnings	29,431	7,688
Accumulated other comprehensive loss	(2,307)	(14,016)

Total stockholders’ equity	343,073	306,556

Total Liabilities and Stockholders’ Equity	$411,405	$373,444

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(United States GAAP and in thousands of United States dollars, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Sales	$313,609	$260,784	$330,012
Cost of goods sold	183,448	156,914	196,573

Gross profit	130,161	103,870	133,439
Operating expenses:
Research and development and engineering	30,639	25,671	23,975
Selling, general and administrative	64,871	59,995	57,256
Amortization of purchased intangibles	6,794	6,656	5,951
Acquired in-process research and development	—	—	390
Restructuring (note 10)	110	457	573
Other (note 10)	(672)	(355)	—

Total operating expenses	101,742	92,424	88,145

Income (loss) from operations	28,419	11,446	45,294
Interest income	4,626	1,942	980
Interest expense	(821)	(291)	(263)
Foreign exchange transaction gains (losses)	(1,420)	906	(1,129)
Other income (expense) (note 10)	—	(139)	104

Income (loss) before income taxes	30,804	13,864	44,986
Income tax provision (note 8)	9,061	4,207	3,515

Net income (loss)	$21,743	$9,657	$41,471

Net income per common share:
Basic	$0.52	$0.23	$1.01
Diluted	$0.51	$0.23	$0.98
Weighted average common shares outstanding (000’s)	41,896	41,548	41,124
Weighted average common shares outstanding for diluted net income (loss) per common share (000’s)	42,251	41,856	42,125

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(United States GAAP and in thousands of United States dollars, except share amounts)

	Capital Stock		Additional Paid-In- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
	# Shares	Amount
	(000’s)
Balance, December 31, 2003	40,927	305,512	2,800	(43,440)	(4,084)	260,788	5,300

Net income				41,471		41,471	41,471
Issuance of capital stock
—stock options	471	2,671				2,671
—employee stock purchase plan	51	486				486
Stock based compensation			(64)			(64)
Tax benefit associated with stock options			553			553
Additional minimum pension liability, net of tax of $0					(8,328)	(8,328)	(8,328)
Foreign currency translation adjustments					7,986	7,986	7,986

Balance, December 31, 2004	41,449	308,669	3,289	(1,969)	(4,426)	305,563	41,129

Net income				9,657		9,657	9,657
Issuance of capital stock
—stock options	179	874				874
—employee stock purchase plan		2				2
Stock based compensation			52			52
Tax benefit associated with stock options			(2)			(2)
Unrealized gain on investments, net of tax of $0					9	9	9
Additional minimum pension liability, net of tax of $0					131	131	131
Foreign currency translation adjustments					(9,730)	(9,730)	(9,730)

Balance, December 31, 2005	41,628	$309,545	$3,339	$7,688	$(14,016)	$306,556	$67

Net income				21,743		21,743	21,743
Issuance of capital stock
—stock options and warrants	643	4,863				4,863
Purchase of treasury shares	(381)	(3,773)				(3,773)
Stock based compensation			940			940
Tax benefit associated with stock options			1,035			1,035
Unrealized gain (loss) on investments, net of tax of $0					(9)	(9)	(9)
Additional minimum pension liability, net of tax of $244					1,442	1,442	1,442
Foreign currency translation adjustments					10,276	10,276	10,276

Balance, December 31, 2006	41,890	$310,635	$5,314	$29,431	$(2,307)	$343,073	$33,452

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(United States GAAP and in thousands of United States dollars)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss) for the year	$21,743	$9,657	$41,471
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) Loss on sale of assets and investments	(187)	370	15
Translation gain on liquidation of a subsidiary	—	—	(119)
Unrealized (gain) loss on derivatives	(97)	(36)	35
Acquired in-process research and development	—	—	390
Stock-based compensation	940	52	(64)
Depreciation and amortization	14,848	13,716	13,618
Deferred income taxes (note 8)	3,558	(2,465)	(15,385)
Changes in current assets and liabilities:
Accounts receivable	1,958	1,892	(992)
Inventories	(6,546)	(5,753)	(12,716)
Other current assets	3,263	(2,027)	(1,014)
Accounts payable, accruals, and taxes (receivable) payable	(4,224)	(10,542)	10,158

Cash provided by operating activities	35,256	4,864	35,397

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(71)	(54,530)
Sale of assets	6,293	7,359	—
Additions to property, plant and equipment	(8,562)	(4,041)	(11,569)
Disposals of property, plant and equipment	6,870	490	9,159
Proceeds from the sale and maturity of short-term and other investments	49,271	24,600	84,224
Purchase of short-term and other investments	(22,602)	(43,286)	(49,492)
Decrease (increase) in other liabilities	1,141
Decrease (increase) in other assets	393	(20)	(367)

Cash used in investing activities	32,804	(14,969)	(22,575)

Cash flows from financing activities:
Repayment of long-term debt	—	(26)	—
Excess tax benefit (deficiency) of stock options	1,035	(2)	553
Purchase of treasury stock	(3,773)	—	—
Issue of share capital (net of issue costs)	4,863	876	3,232

Cash provided by (used in) financing activities	2,125	848	3,785
Effect of exchange rates on cash and cash equivalents	(1,156)	(3,791)	1,692

Increase (decrease) in cash and cash equivalents	69,029	(13,048)	18,299
Cash and cash equivalents, beginning of year	69,286	82,334	64,035

Cash and cash equivalents, end of year	$138,315	$69,286	$82,334

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006

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

Comparative amounts

Certain prior year amounts have been reclassified to conform to the current year presentation in the financial statements for the year ended December 31, 2006. These reclassifications had no effect on the previously reported results of operations or financial position.

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

Cash equivalents

Cash equivalents are investments that consist principally of Treasury bill money market funds at December 31, 2006. They are held to maturity with original maturities of three months or less and are stated at fair value. Cash equivalents also consist of cash and overnight cash sweep accounts at December 31, 2006. The Company does not believe it is exposed to any significant credit risk on its cash equivalents.

Accounts Receivable and Allowances

Trade accounts receivable are recorded at the invoiced amount. The Company generally does not require collateral for trade accounts receivable. The Company maintains allowances for bad debts. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowances based on a variety of factors including the age of outstanding amounts, specific customer factors, and other known risks and economic trends in industries. Allowances for doubtful accounts are recorded as selling, general and administrative expenses.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

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

Intangible assets

Intangibles assets include purchased trademarks and trade names, which are amortized on a straight-line basis over periods from 8 to 15 years from the date of acquisition. Patents and purchased technology are stated at cost and are amortized on a straight-line basis over the expected life of the asset, up to 19 years. Customer relationships are stated at cost and are amortized on a straight-line basis over the expected life of the asset, up to 10 years

Impairment of long-lived assets

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. The value initially assigned to goodwill is subject to the underlying assumptions used to value the other assets and liabilities. Goodwill is not amortized, but is to be tested for impairment annually, and is to be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), require that a two-step impairment test be performed on goodwill. In the first step, the Company must compare the fair value of each reporting unit to its carrying value. The Company expects to determine the fair value of our reporting units based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will need to be recorded. Annual impairment testing was completed during the second quarter of 2006. There were no factors that indicated any impairment existed, therefore no write down of goodwill was recorded. As of December 31, 2006 and 2005, the Company determined there were no factors that indicated any impairment existed at that time. During 2004, we recorded $26.3 million of goodwill associated with the acquisition of MicroE. This goodwill is assigned to a reporting unit within the Precision Technology segment.

Revenue recognition

The Company follows the guidance in Staff Accounting Bulletin No. 104 (SAB 104) for revenue recognition. The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, risk of loss has passed to the customer and collection of the resulting receivable is probable. The Company generally designs, markets and sells our products as standard configurations. Accordingly, with the exception of sales of semiconductor systems equipment to Japanese customers, customer acceptance provisions for standard configurations are generally based on seller-specified criteria, which are demonstrated prior to shipment. Sales of semiconductor systems equipment to Japanese customers are recognized upon acceptance. Revenue on new products is deferred until the Company has established a track record of customer acceptance on these new products. When customer-specified objective criteria exist, revenue is deferred until customer acceptance if it cannot be demonstrated the system meets these specifications prior to shipment. Additionally, the Company’s Semiconductor Systems business agreements may contain multiple elements. Typically, these may include product, installation, training and extended warranty/maintenance. Accordingly, the Company is required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, the fair value of these separate units of accounting and when to recognize revenue for each element. The Company determines the portion of revenue that is to be deferred for undelivered elements using vendor specific objective evidence of fair value. The undelivered elements do not entitle a customer to refunds on delivered elements. These determinations require judgment and estimates on our part, which may affect the amount and timing of revenue recognized in any given period. There are no significant obligations that remain after shipping other than warranty and some installation. Installation is usually a routine process without problems and the Company considers it to be inconsequential or perfunctory. As such, the cost of installation is accrued at the time the revenue is recorded and no related revenue is deferred. Historically, the costs of installation have not been significant. The Company typically negotiates trade discounts and agreed terms in advance of order acceptance and records any such items as a reduction of revenue. The Company rarely has returns and/or price adjustments; credits for returns under warranty occur mostly in the Precision Technology segment, and are not frequent.

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

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Stock based compensation

The Company has stock-based compensation plans which are more fully described in Note 6. In 2006, the Company adopted SFAS123R “Accounting for Share-Based Payment” on a modified prospective basis effective the beginning of the year. The Company’s Financial Statements for 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective basis, the Company’s Financial Statements for prior years have not been restated to reflect, and do not include, the impact of SFAS 123R. Prior to 2006, the Company followed the intrinsic value method as proscribed in APB 25, “Accounting for Stock Issued to Employees”.

Foreign currency translation

The financial statements of the parent corporation and its subsidiaries outside the United States have been translated into United States dollars in accordance with the Financial Accounting Standards Board Statement No. 52, Foreign Currency Translation. Assets and liabilities of foreign operations are translated from foreign currencies into United States dollars at the exchange rates in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect for the period. Accordingly, gains and losses resulting from translating foreign currency financial statements are reported as a separate component of other comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in net income. Foreign exchange transaction gains/losses were $1.4 million loss in 2006 compared to gains of $0.9 million in 2005. These amounts arise primarily from transactions denominated in currencies other than the functional currency and unrealized gains (losses) on derivative contracts.

Derivative financial instruments

The Company’s primary objective for holding derivative financial instruments is to manage currency risk. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company’s accounting policies for these instruments are based on whether they meet the Company’s criteria for designation as hedging transactions, including cash flow, or net investment hedges.

The Company did not have any cash flow, fair value or net investment hedges at December 31, 2006 or 2005 per FAS 133. All of the Company’s derivatives as of December 31, 2006 are forward exchange contracts. The Company records all derivatives at fair value as assets or liabilities in the consolidated balance sheet. Due to the short-term nature of our derivatives as of December 31, 2006, we have not designated such instruments as hedges. Accordingly, such contracts are recorded at fair value with changes in fair value recognized in other income and expense.

The Company enters into foreign currency forward contracts generally of less than six months duration to hedge a portion of its foreign currency risk on sales transactions. As December 31, 2006, the Company held forward exchange contracts to sell Japanese Yen for the equivalent of USD $8.7 million and to buy British Pound for the equivalent of USD $2.1 million.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

New Accounting Pronouncements

Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, FASB issued SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires the recognition of the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability in the statement of financial position. It also requires the recognition of changes in the funded status in the year in which the change occurs through comprehensive income. In addition, SFAS 158 requires the measurement of the funded status of a plan as of the date of its year-end statement of financial position. The standard is effective for fiscal years ending after December 15, 2006, with early adoption allowed. The Company adopted this provision in 2006. See note 7 “Employee Benefit Plans” for the impact to the Company’s financial position and results of operations.

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

Accounting for Share-Based Payments

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) on January 1, 2006. SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) which superseded APB 25. SFAS 123R requires the determination of the fair value of all share-based payments to employees, including grants of employee stock options, and the recognition of the related expense over the period in which the service is received. The Company has elected to apply the modified prospective method of adoption of SFAS 123R. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Additionally, SFAS 123R requires that tax benefits received in excess of the tax impact of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. See Note 7 “Stock Based Compensation,” for a description of the impact to the Company’s financial position and results of operations.

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

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Accounting for Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this pronouncement for fiscal year 2006 and the adoptions did not have a material impact on consolidated results of operations or financial condition.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 requires registrants to apply the new quantification guidance to errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting errors determined to be material under this new quantification method through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The Company adopted this pronouncement for fiscal year 2006 and the adoptions did not have a material impact on consolidated results of operations or financial condition.

2. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as at December 31:

Inventories

	2006	2005
Raw materials	$36,839	$27,155
Work-in-process	11,959	10,299
Finished goods	17,680	19,323
Demo inventory	6,225	6,698

Total inventories	$72,703	$63,475

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Property, Plant and Equipment, net

	2006	2005
Cost:
Land, buildings and improvements	$18,475	$15,770
Machinery and equipment	43,624	37,058

Total cost	62,099	52,828
Accumulated depreciation	(28,588)	(20,608)

Net property, plant and equipment	$33,511	$32,220

Depreciation expense was $8.1 million, $7.3 million and $7.7 million for 2006, 2005 and 2004, respectively. At December 31, 2005, the Maple Grove property was classified as available for sale, prior to its sale which occurred on January 5, 2006. In December 2005 because the estimated net sales proceeds were less than the net book value of the Maple Grove facility, the Company recorded a write down of $0.2 million for the estimated loss.

Other Assets

	2006	2005
Prepaid assets:
Prepaid VAT and VAT receivable	$7,146	$6,648
Other prepaid expenses	3,025	4,119

Total prepaid assets	$10,171	$10,767

Other current assets	1,388	9,590

Total current assets	$1,388	$9,590

Long term other assets:
Deposits and other	$710	$699

Total	$710	$699

Intangible Assets and Patents and Acquired Technology

Intangible assets consist of the following:

	December 31, 2006		December 31, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and acquired technology	$59,658	$(35,455)	$58,522	$(30,359)

	December 31, 2006		December 31, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer relationships	$15,204	$(4,651)	$14,528	$(2,791)
Trademarks, trade names and other	6,141	(1,729)	6,341	(1,244)

Total cost	21,345	$(6,380)	20,869	$(4,035)

Accumulated amortization	(6,380)		(4,035)

Net intangible assets	$14,965		$16,834

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Estimated amortization of intangible assets and patents and acquired technology expense subsequent to December 31, 2006 is:

2007	$6,436
2008	6,049
2009	5,815
2010	5,541
2011	4,783
Thereafter	10,544

Total amortization expense	$39,168

Other Accrued Expenses

	2006	2005
Accrued warranty	$4,814	$4,445
Deferred revenue	2,965	2,963
Accrued audit and tax	1,400	1,100
VAT payable	1,230	498
Accrued restructuring (note 11)	196	166
Accrual for recourse receivable	993	730
Other	4,248	3,497

Total	$15,846	$13,399

Accrued Warranty

	Year Ended December 31,
	2006	2005
Balance at the beginning of the period	$4,445	$5,880
Charged to costs and expenses	4,925	5,127
Warranty accruals established as part of acquisitions	—	—
Use of provision	(4,814)	(6,347)
Foreign currency exchange rate changes	258	(215)

Balance at the end of the period	$4,814	$4,445

During 2003, the Company sold its 75,000 square foot facility in Kanata, Ontario. As part of the sale agreement for the Kanata property, the Company entered into an interest free mortgage agreement denominated in Canadian dollars with the purchaser. The mortgage receivable of Canadian $2.7 million was discounted at a rate of 2.5% to a carrying value of $1.9 million at December 2003 and included in other current assets at December 31, 2005. The mortgage receivable was paid in full on December 29, 2006.

3. Bank Indebtedness

At both December 31, 2006 and December 31, 2005, the Company had no material lines of credit.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

4. Deferred Compensation

Certain officers and employees have deferred payment of a portion of their compensation until termination of employment or later. Interest on the outstanding balance is credited quarterly at the prime rate, which averaged 8.0% during the year ended December 31, 2006 (2005—6.2%). The portion of deferred compensation estimated to be due within one year is included in accrued compensation and benefits.

5. Stockholders’ Equity

Capital stock

The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value.

Accumulated other comprehensive loss

The following table provides the details of accumulated other comprehensive loss at December 31;

	2006	2005
Unrealized gain on investments (net of tax of $0)	$—	$9
Accumulated foreign currency translations	6,000	(4,275)
Additional minimum pension liability (net of tax of $244)	(8,307)	(9,750)

Total	$(2,307)	$(14,016)

Net income per common share

Basic income per common share was computed by dividing net income by the weighted-average number of common shares outstanding during the year. For diluted income per common share, the denominator also includes dilutive outstanding stock options, restricted stock and warrants determined using the treasury stock method.

Common and common equivalent share disclosures are:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Weighted average common shares outstanding	41,896	41,548	41,124
Dilutive potential common shares	355	308	1,001

Diluted common shares	42,251	41,856	42,125

Options and warrants excluded from diluted income per common share as their effect would be antidilutive	802	1,854	843

Shareholders Rights Plan

At the May 26, 2005 Annual and Special Meeting of Shareholders, the shareholders of the Company approved a resolution to implement a Shareholder Rights Plan Agreement (the “Plan”) for a term of three

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

years. The Plan was substantially similar to the Shareholder Rights Plan that was approved by the shareholders on May 9, 2002 which expired on April 12, 2005.

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

Stock Repurchase Plan

In December 2005, the Company’s Board of Directors authorized a stock repurchase program providing for the repurchase of up to 1.5 million shares of the Company’s common stock. During 2006, the Company repurchased and retired 381,300 shares at an aggregate cost of approximately $3.8 million. At December 31, 2006, approximately 1.1 million shares remain in this repurchase program.

6. Stock Based Compensation

Stock Option Review

During the fourth quarter of 2006, the Company and its Audit Committee, assisted by outside counsel, conducted a review of its historical stock option granting practices during the period from 2000-2005. Based on the results of the review, the Company has recorded a $0.3 million expense in the fourth quarter to reflect the cumulative impact of accounting errors due to the use of incorrect measurement dates, without restating any historical financial statements. The Company has concluded that the use of incorrect measurement dates was not the result of intentional wrongdoing and has taken steps to improve the controls over its option granting process.

The amount of this correction in any single year would not have been more than 3.7% of pre-tax income for that year. We recorded the cumulative impact of these errors as a charge in the fourth quarter of 2006 without restating any historical financial statements. This charge increased selling, general and administrative expenses by $0.3 million.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

2006 Equity Incentive Plan

On May 15, 2006, shareholders of the Company approved the 2006 Equity Incentive Plan which provides for the sale or grant of various awards of, or the value of, the Company’s common shares including stock options, stock appreciation rights, restricted stock and performance shares and units, performance-based awards, and stock grants, to officers, directors, employees and certain consultants to the Company. The maximum number of shares of the Company’s common stock which may be issued pursuant to the 2006 Equity Incentive Plan is 6,906,000 shares, subject to adjustment in the event of certain corporate events and reduced by the number of shares already issued pursuant to awards under the Company’s 1992 and 1995 Equity Incentive Plans. The plan has a ten year term. At December 31, 2006, there remain 1,125,436 common shares available to issue pursuant to this plan.

It is the Company’s policy to issue new shares for equity awards. The company recognizes compensation expense on fixed awards with pro-rata vesting on a straight line basis over the vesting period.

On May 18, 2006, the Compensation Committee granted 213,000 restricted stock awards to senior executives and general managers. Of the restricted stock awards approved, 63,900 are time-based shares which vest annually over 3 years on March 10, 2007, March 10, 2008 and March 10, 2009. 149,100 of the restricted stock awards are performance-based shares. The performance-based shares are earned based on achievement of 2006 Company profitability targets. If the performance targets are met, the performance-based shares will vest annually over 3 years on March 10, 2007, March 10, 2008 and March 10, 2009. The Company recognizes expense on the restricted stock awards over the requisite service period, which is generally from the approval of the awards through the end of the vesting period, using an estimate of the shares expected to be earned based on the probability of meeting the performance criteria. The Company estimates the forfeiture rate periodically and adjusts for actual experience as necessary. In the forth quarter of 2006, 20,000 stock awards were forfeited due to the resignation of an executive. As of December 31, 2006, approximately 57,900 time-based and 88,780 performance-based awards have been earned. The Company has recorded compensation expense related to these executive awards of $0.4 million in 2006.

In 2006, the Company granted a total of 380,190 shares of restricted stock awards to the incoming CEO pursuant to a written employment agreement. These stock awards are made up of 206,133 performance-based and 174,057 time-vested grants. Of the performance grants, 56,133 shares are tied to the same 2006 Company profitability targets and vesting as the executive grants noted above. The remaining 150,000 performance-based shares are tied to longer-term measurements that will not likely be known until 2009. As of December 31, 2006, approximately 210,944 shares have been earned and will be expensed over the 3 year vesting period. The Company has recorded compensation expense related to these CEO awards of $0.3 million in 2006. The restricted stock awards granted to the CEO in 2006 were prorated from the beginning of his tenure, July 10, 2006 through December 31, 2006. The total amount of shares of restricted stock awards granted to the CEO was not pro-rated in the Company’s previously filed 8-K and 10Q for the quarter ending September 29, 2006. These filings incorrectly reported the full amount, not the pro-rated amount.

On September 22, 2006, the Company granted 32,400 time-based shares of restricted stock to the independent directors which vest with one-third vesting annually over 3 years. The Company will recognize expense on the restricted stock awards over the requisite service period, which is generally from the grant date of the awards through the end of the vesting period. The Company has recorded $27 thousand in compensation expense during 2006 related to these restricted stock awards.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

In total, the Company recorded compensation expense related to its restricted stock awards totaling $0.7 million during 2006, which has been recorded as an increase in additional paid-in capital on the Company’s balance sheet. No compensation expense was recorded for restricted stock awards in 2005.

Nonvested Restricted Shares	Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at December 31, 2005	—	—
Granted	625,590	$9.30
Vested	—	—
Forfeited	(20,000)	9.78

Nonvested shares at December 31, 2006	605,590	$9.28

As of December 31, 2006, there was $4.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Equity Incentive Plan. A portion of this unrecognized expense is performance based. The cost of the earned shares is expected to be recognized over a weighted-average remaining period of 2.6 years. No shares vested in 2006.

As a result of adopting SFAS 123R, stock-based compensation charges during the twelve months ended December 31, 2006 totaled approximately $0.9 million. Earnings before income taxes were reduced by this amount. Net income, reflecting income taxes, decreased by approximately $0.6 million or $0.02 per basic and diluted share.

2005 Stock Option Acceleration

On December 16, 2005, prior to the adoption of SFAS 123R, the Company accelerated all outstanding unvested stock options. The decision to accelerate the vesting of these options was made primarily to reduce future compensation expense under SFAS 123R. As a result of the acceleration, options to purchase 558,446 of the Company’s common shares, which otherwise would have vested over the following 4 years, became immediately exercisable. The Company recorded a compensation charge of $36 thousand as a result of the acceleration for the estimated forfeitures assumed for these awards. This charge would have been substantially higher under SFAS 123R.

2005 Incentive Awards

On October 25, 2005, the Company established the 2005 Incentive Award program with a four-year term and awards triggered by achieving a defined annual operating income goal. This program was modified by the Compensation Committee of the Board of Directors on July 24, 2006 to change the awards from cash to restricted stock for years 2006, 2007 and 2008. If the Company meets the operating income goal, awards would vest for the participants. As Company operating income did not meet the goal, no awards were earned and no compensation expense booked for 2005 or 2006.

2005 and 2004 Pro forma Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method as proscribed under APB 25. Had compensation cost for the Company’s stock option and employee stock

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

purchase plans been determined consistent with SFAS 123 prior to 2006, the Company’s net income and net income per share would have been decreased to the pro forma amounts below.

	2005	2004
Net income (loss):
As reported	$9,657	$41,471
Stock based compensation included in results of operations	(55)	(64)
Stock based compensation if fair value based method was applied	(3,012)	(4,404)

Pro forma	$6,590	$37,003
Basic net income (loss) per share:
As reported	$0.23	$1.01
Pro forma	$0.16	$0.90
Diluted income (loss) per share:
As reported	$0.23	$0.98
Pro forma	$0.16	$0.88

During 2005, $0.1 million of stock based compensation was issued to a non-employee consultant and was valued in accordance with fair value accounting under SFAS 123. Also in 2005, as a result of the stock option acceleration, a compensation charge of $36 thousand is included in the results of operations and approximately $0.9 million has been reflected in the pro forma stock based compensation if fair value method in the table above.

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Risk-free interest rate	4.2%	3.5%
Expected dividend yield	—	—
Expected life from date of grant	5.0 years	5.0 years
Expected volatility	52%	65%
Weighted average fair value per share	$5.03	$6.01

The employee stock purchase plan was discontinued on December 31, 2004. For this plan, the fair value of the employees’ purchase rights was also estimated using the Black-Scholes option-model with the following assumptions:

2004
Risk-free interest rate	1.4%
Expected dividend yield	—
Expected life from date of grant	6 months
Expected volatility	65%
Weighted average fair value per share	$4.79

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Other Incentive Compensation Plans

The Company has several stock option plans most of which were adopted in conjunction with the merger of General Scanning, Inc. and Lumonics in 1999. The principal plans under which stock options are outstanding are the 1992 Stock Option Plan of GSI (“1992 Option Plan”) and the 1995 Stock Option Plan of Lumonics, Inc., as subsequently amended (“1995 Award Plan”). The company also has a small number of outstanding warrants for the purchase of common stock issued to under the 1995 Directors’ Warrant Plan of GSI. In May 2006, the shareholders approved the adoption of the 2006 GSI Group Inc. Equity Incentive Plan (“the 2006 Plan”). The Company intends for all future equity grants to proceed under the 2006 Plan.

As a result of the 2005 stock option acceleration, all options were outstanding in these plans became fully vested. Stock option and warrant activity for the years ended December 31, 2006, 2005 and 2004 is presented below.

	Options (thousands)	Weighted Avg. Exercise Price	Weighted Avg. Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2003	3,461	9.83
Granted	716	10.17
Exercised	(470)	5.68
Forfeited and expired	(98)	11.78

Outstanding at December 31, 2004	3,609	10.43
Granted	201	9.85
Exercised	(179)	4.89
Forfeited and expired	(66)	11.14

Outstanding at December 31, 2005	3,565	$8.21
Granted	—	—
Exercised	(643)	7.61
Forfeited and expired	(580)	17.96

Outstanding at December 31, 2006	2,342	$9.73	2.0 years	$1,772

Exercisable at December 31, 2006	2,342	$9.73	2.0 years	$1,772

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the quoted price of our common shares for the 1,198 thousand options and warrants that were in the money at December 31, 2006. The intrinsic value of exercised options and warrants in the years ended December 31, 2006, 2005 and 2004 was $3.1, $0.7 and $3.4 million, respectively.

In December 2005, the Company accelerated the vesting of all outstanding unvested stock options. As a result of the acceleration, 558,446 shares of GSI Group Inc.’s common stock was immediately exercisable, subject to certain restrictions.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The following summarizes outstanding and exercisable options outstanding on December 31, 2006:

	Options Outstanding & Exercisable
Range of Exercise Prices	Number of Options (000’s)	Weighted Average Remaining Life	Weighted Average Exercise Price
$ 3.71 to $ 8.83	496	1.9 years	$7.03
$ 8.90 to $ 8.93	563	0.3 years	$8.93
$ 9.26 to $10.00	231	2.6 years	$9.70
$10.09 to $12.69	793	3.4 years	$10.37
$13.82 to $13.82	10	3.4 years	$13.82
$14.66 to $15.17	245	1.2 years	$14.71
$15.08 to $15.08	4	1.4 years	$15.08

	2,342	2.0 years	$9.73

Options outstanding, all of which are currently exercisable; included 48,000 options denominated in Canadian dollars with a weighted average exercise price of Canadian $11.85.

7. Employee Benefit Plans

U.K. Defined Benefit Pension Plan

The Company’s subsidiary in the United Kingdom maintains a pension plan, known as the GSI Lumonics Ltd. United Kingdom Pension Scheme Retirement Savings Plan. The plan has two components: the Final Salary Plan, which is a defined benefit plan, and the Retirement Savings Plan, which is a defined contribution plan. Effective April 1997, membership to the Final Salary Plan was closed. Benefits under this plan were based on the employees’ years of service and compensation. In December 2002, the Company notified plan participants that it no longer wanted to sponsor the final salary plan. After a consultation period, the curtailment of the plan was effective June 1, 2003, after which no additional benefits accrue to the participants. The Company continues to follow its funding policy to fund pensions and other benefits based on widely used actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. The assets of this plan consist primarily of equity, real estate and fixed income securities of U.K. and foreign issuers.

Pension and other benefit costs reflected in the consolidated statements of operations are based on the projected benefit method of valuation. Within the consolidated balance sheet, pension plan benefit liabilities are included in accrued compensation and benefits. In 2006, the Company adopted FAS 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” this adoption had minimal impact on the accounting for the United Kingdom plan as the Company’s prior year underfunded status was recognized as a liability with changes recorded to comprehensive income. Our Japanese pension plan had small adjustments which are broken out in the table below. The Company used measurement dates of December 31, 2006 for 2006, and November 30 for 2005 and 2004.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The net periodic benefit cost for the defined benefit pension plan was determined as follows:

	2006	2005	2004
Service cost	$—	$—	$—
Interest cost	1,557	1,308	1,021
Premiums and expenses	84	111	292
Expected return on plan assets	(1,295)	(955)	(867)
Recognized losses	472	383	1

Net Periodic Benefit Cost	$818	$847	$447

The assumptions used to determine the net periodic benefit cost were as follows:

	2006	2005	2004
Weighted-average Discount Rate	4.9%	6.4%	6.5%
Weighted-average Rate of Compensation Increase	—	—	—
Weighted-average Long-Term Rate of Return on Plan Assets	6.4%	6.4%	6.5%

The assumptions used to determine the accrued pension benefits (obligations) were as follows:

	2006	2005
Weighted-average Discount Rate	5.1%	4.9%
Weighted-average Rate of Compensation Increase	—	—
Rate of Inflation	3.1%	3.0%
Weighted-average Long-Term Rate of Return on Plan Assets	7.3%	6.8%

The estimates are based on actuarially computed best estimates of pension asset long-term rates of return and long-term rate of obligation escalation. Variances between these estimates and actual experience are amortized over the employees’ average remaining service life.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The most recent actuarial valuation of the plan was performed as of December 31, 2006. That valuation is the basis for the 2006 funding status table below. The actuarial present value of the pension benefit obligation; the net assets available to provide for these benefits, at market value; and the funded status of the plan were as follows:

	2006	2005
Change in benefit obligation:
Projected benefit obligation at beginning of year	$27,831	$26,219
Interest cost	1,557	1,308
Actuarial changes in assumptions and experience	(945)	3,434
Benefits paid	(439)	(399)
Foreign currency exchange rate changes	3,635	(2,731)

Projected benefit obligation at end of year	$31,639	$27,831

Accumulated benefit obligation	$31,639	$27,831

Change in plan assets:
Fair value of plan assets at beginning of year	$17,005	$15,463
Actual return on plan assets	2,945	3,145
Employer contributions	1,680	436
Benefits paid	(439)	(399)
Foreign currency exchange rate changes	2,488	(1,640)
Other	—	—

Fair value of plan assets at end of year	$23,679	$17,005

Funding status at end of year	$(7,960)	$(10,826)

Net Amounts Recognized in the Financial Statements:
Unrecognized actuarial loss reported within long term liabilities and accumulated other comprehensive loss	$(7,960)	$(9,750)
Accrued minimum pension liability	7,960	9,750
Amounts included in other accumulated comprehensive income not yet recognized in periodic pension cost	3,267	821
Amounts expected to be amortized from accumulated comprehensive income into net periodic pension costs over the next fiscal year consists of net actuarial gain/loss	287

Percentage of the fair value of total plan assets held as of the measurement date. The measurement dates are December 31, 2006 and November 30, 2005 for 2006 and 2005, respectively. The impact of the adoption of the measurement date provision of FAS 158 was not material.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The Company’s pension plan asset allocations at December 31, 2006 and 2005 were as follows:

	2006	2005
Asset Category:
Equity securities	59%	84%
Debt securities	7	9
Real estate	26	—
Other	8	7

Total	100%	100%

The investment policy of the plan is to diversify globally across major investment categories. Real estate investments were added to the portfolio in 2006 due to their long-term and consistent returns. As of December 31, 2006 the annual yields on long dated UK government bonds and AA rated corporate bonds were approximately 4.6% and 5.1%, respectively. We have therefore assumed that the overall return on bonds will be 4.9% per year. Equities and real estate are assumed to outperform bonds by 3.25% per year, and cash will produce a return of 1.0% above price inflation. Based these assumptions and on the asset distribution, the expected rate of return on assets at December 31, 2006 is 7.3%.

The following table reflects the total expected benefit payments to plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s benefit obligation at year end.

Expected Benefit Payments:
2007	$372
2008	419
2009	491
2010	540
2011	650
Thereafter	4,312

The Company anticipates that the total expected contribution to the plan in 2007 to be approximately $0.8 million. It is the Company’s practice to fund the plan sufficient to meet the benefits while also allowing for future UK price inflation. The Company also funds the plan to meet the minimum required by UK laws.

Japan Defined Benefit Pension

The Company’s subsidiary in Japan maintains a tax qualified pension plan. The plan is a quasi defined benefit pension plan which covers substantially all regular Japanese employees. The Company deposits funds under various fiduciary-type arrangements and/or purchases annuities under group contracts. Benefits are based on years of service and the employee’s compensation at retirement. Employees with less than twenty years of service to the Company receive a lump sum benefit payout. Employees with twenty or more years of service to the Company, receive a benefit that is guaranteed for a certain number of years. Participants may under certain circumstances, receive a benefit upon termination of employment.

The assumptions that are used to value the costs and obligations of the plan reflect the Japanese economic environment. The Company continues to fund the plan sufficient to meet current benefits as well as fund a certain portion of future benefits as permitted in accordance with regulatory authorities. An actuarial valuation of the plan was conducted as of December 31, 2006 and December 31, 2004.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The net periodic benefit cost for the defined benefit pension plan was determined as follows:

	2006	2005	2004
Service cost	$165	$200	$178
Interest cost	29	29	27
Expected return on plan assets	(4)	(3)	(4)
Recognized losses	—	—	1
Gain due to settlement	(52)	—	—
Amortization of the unrecognized transaction obligation or asset	64	68	69

Net Periodic Benefit Cost	$202	$294	$271

The assumptions used to determine the net periodic benefit cost were as follows:

	2006	2005	2004
Weighted-average Discount Rate	2.0%	2.0%	2.0%
Weighted-average Rate of Compensation Increase	3.6%	3.4%	3.4%
Weighted-average Long-Term Rate of Return on Plan Assets	0.8%	0.8%	0.8%

The assumptions used to determine the accrued pension benefit (obligation) were as follows:

	2006	2005	2004
Weighted-average Discount Rate	1.9%	2.0%	2.0%
Weighted-average Rate of Compensation Increase	3.0%	3.4%	3.4%
Weighted-average Long-Term Rate of Return on Plan Assets	0.8%	0.8%	0.8%

The estimates are based on actuarially computed best estimates of pension asset long-term rates of return and long-term rate of obligation escalation. Variances between these estimates and actual experience are amortized over the employees’ average remaining service life.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The most recent actuarial valuation of the plan was performed as at December 31, 2006 indicates the actuarial present value of the pension benefit obligation; the net assets available to provide for these benefits, at market value; and the funded status of the plan were as follows:

	2006	2005
Change in benefit obligation:
Projected benefit obligation at beginning of year	$1,538	$1,547
Service cost	165	200
Interest cost	29	29
Actuarial changes in assumptions and experience	(298)	—
Benefits paid	(237)	(55)
Foreign currency exchange rate changes	(3)	(183)

Projected benefit obligation at end of year	$1,194	$1,538

Accumulated benefit obligation	$932	$1,174

Change in plan assets:
Fair value of plan assets at beginning of year	$480	$384
Actual return on plan assets	(106)	3
Employer contributions	184	200
Benefits paid	(220)	(55)
Foreign currency exchange rate changes	(1)	(52)

Fair value of plan assets at end of year	$337	$480

Funding status at end of year	$(857)	$(1,058)

Net Amounts Recognized in the Financial Statements:
Unrecognized actuarial gains	$—	$21
Unamortized amount	—	(829)

Net accrued pension liability recognized	$857	$250

Amount recognized in the balance sheet consists of:
Accrued compensation and benefits	$857	$694
Intangible asset	—	(444)

Accrued benefit liability, consisting of $11 short-term and the remaining $846 long-term	$857	$250
Accumulated other comprehensive income	(590)	—
Amounts included in other accumulated comprehensive income not yet recognized in periodic pension cost	590	—
Amounts expected to be amortized from accumulated comprehensive income into net periodic pension costs over the next fiscal year consists of:
Net actuarial (gain)	(6)	—
Net transition obligation	63	—

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The Company’s pension plan asset allocations at December 31, 2006 and 2005 were as follows:

	2006	2005
Asset Category:
Equity securities	—%	—%
Debt securities	—	—
Real estate	—	—
Insurance contracts	100	100

Total	100%	100%

The following table reflects the total expected benefit payments to plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s benefit obligation at year end.

Expected Benefit Payments:
2007	$75
2008	84
2009	90
2010	144
2011	124
Thereafter	676

The Company anticipates that the total expected contribution to the plan in 2007 to be approximately $0.2 million. The plans investment strategy is low risk and has preserving principle as the primary objective. Plan assets are held in insurance related investments. There was no significant change in the investment strategy of this plan during 2006.

Incremental effect of applying SFAS 158 on individual line items in the 2006 Financial Statements

The table below shows the Incremental effect of applying the recognition provisions of SFAS 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” on individual line items in the 2006 Financial Statements. This table reflects the impact of both the United Kingdom and Japanese plans.

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Deferred tax assets, long-term	$19,855	$244	$20,099
Intangible assets	15,726	(761)	14,965
Total assets	411,922	(517)	411,405
Accrued compensation and benefits	14,216	(761)	13,455
Total current liabilities	44,064	(761)	43,303
Accrued pension liability	8,218	588	8,806
Total liabilities	68,505	(173)	68,332
Accumulated other comprehensive income (loss)	(1,963)	(344)	(2,307)
Total stockholders’ equity	343,417	(344)	343,073

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Defined Contribution Plans

The Company has defined contribution employee savings plans in Canada, the United Kingdom, and the United States. In the United States, the provisions of Section 401(k) of the Internal Revenue Code under which its United States employees may make contributions govern the plan. The Company matches the contributions of participating employees on the basis of percentages specified in each plan. Company matching contributions to the plans were $2.8 million in 2006 (2005—$2.8 million; 2004—$2.5 million).

8. Income Taxes

The Company recorded a tax provision of $9.1 million during the 2006 fiscal year. The effective tax rate for 2006 was 29.4% of income before taxes, compared to an effective tax rate of 30.3% of income before taxes for 2005. Our tax rate in 2006 differs from the statutory rates due to the recording of $1.2 million tax benefit related to permanent differences. The significant items included within such benefit are $0.9 million related to the company’s extraterritorial income exclusion in the United States and $0.3 million related to a foreign tax deduction in Canada. Other differences in the rate are related to ($3.5) million in net valuation allowances, which is predominately related to net operating loss carryforwards, an income tax charge of $0.8 million attributed to non-U.S. withholding taxes, an income tax charge of $3.2 million related to U.K. capital allowances, $0.3 million income tax expense for contingency reserve activity, an income tax charge of $0.7. million attributed to certain U.S. tax credits, and a $2.4 million tax benefit for export activities. Our tax rate in 2005 reflects the tax benefit of reducing valuation allowances in certain jurisdictions by $2.2 million, an income tax charge of $0.6 million attributed to non-U.S. withholding taxes, $0.7 million income tax expense for contingencies, and a $1.5 million tax benefit for export activities.

	2006	2005	2004
Income from continuing operations before income taxes:
Canadian	$4,987	$2,699	$1,927
U.S…	22,003	11,078	30,832
Other	3,814	87	12,227

Total	$30,804	$13,864	$44,986

Details of the income tax provision (benefit) are as follows:

	2006	2005	2004
Current
Canadian	$770	$689	$451
U.S.	2,959	2,580	13,370
Other	3,512	1,509	5,079

	7,241	4,778	18,900
Deferred
Canadian	(2,235)	—	(85)
U.S.	1,401	(187)	(12,291)
Other	2,654	(384)	(3,009)

	1,820	(571)	(15,385)

Income tax provision	$9,061	$4,207	$3,515

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The income tax provision reported differs from the amounts computed by applying the Canadian rate to income before income taxes. The reasons for this difference and the related tax effects are as follows:

	2006	2005	2004
Reconciliation of effective tax rate in the statement of operations
Expected Canadian tax rate	36.1%	36.1%	37.0%
Expected income tax provision	$11,126	$5,005	$16,645
Permanent Differences	(1,213)	100	(121)
International tax rate differences	(633)	32	(779)
Change in valuation allowance	(3,480)	(2,196)	(12,538)
Capital allowances	3,153	—	—
Extraterritorial Income Exclusion	(2,432)	—	—
Contingencies	332	704	(204)
Tax Credits	665	—	—
State Income Tax net	488	200	1,100
Withholding Tax	770	641	400
Other items	285	(279)	(988)

Reported income tax provision	$9,061	$4,207	$3,515

Effective tax rate	29.4%	30.3%	7.8%

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

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities as at December 31 are as follows:

	2006	2005
Deferred tax assets
Operating tax loss carryforwards	$19,315	$21,699
Compensation related deductions	4,842	5,183
Tax credits	4,880	7,635
Restructuring and other accrued liabilities	5,985	4,491
Deferred revenue	1,473	1,453
Inventory	2,640	2,782
Book and tax differences on fixed assets	155	2,157
Intangibles	797	3,039

Total deferred tax assets	40,087	48,439
Valuation allowance for deferred tax assets	(12,062)	(17,685)

Net deferred income tax assets	$28,025	$30,754

Deferred tax liabilities
Fixed assets	$—	$—
Amortization of intangibles	(12,342)	(13,252)

Total deferred tax liabilities	$(12,342)	$(13,252)

Allocated as follows:
Net deferred income tax assets—short-term	7,925	10,630
Net deferred income tax assets—long-term	20,099	20,124
Net deferred income tax liabilities—long-term	(12,342)	(13,252)

Net deferred income tax assets	$15,682	$17,502

In determining our fiscal 2006, and 2005 tax provisions under SFAS No. 109, “Accounting for Income Taxes”, management determined the deferred tax assets and liabilities for each separate tax entity. Management then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred assets.

In accordance with SFAS No 109, we have recorded valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning strategies in determining the need for valuation allowances. The Company will continue to evaluate its deferred tax position on a quarterly basis and will record any increase or decrease to the amount currently reflected as appropriate in the period of change in judgment.

The Company has provided a valuation allowance of $12.1 million in certain jurisdictions. The Company’s valuation allowance at the beginning of the period was $17.7 million versus $12.1 at the end of the period. The change in valuation allowance is due to activity in numerous jurisdictions. In the U.S. the valuation allowance

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

was reduced for state net operating losses that the Company determined it will realize certain deferred tax assets on a more likely than not basis. In Canada as well as in Germany the valuation allowance was reduced for net operating losses that the Company determined that it will realize certain deferred tax assets on a more likely than not basis. In the United Kingdom, the valuation allowance was increased as the Company determined that it will not realize certain deferred tax assets on a more likely than not basis. The Company believes it is more likely than not that the remaining deferred tax assets will be realized. If actual results differ from those expected, or if we do not achieve profitability, we may be required to increase the valuation allowance on our tax assets by taking a charge to the consolidated statements of operations, which may have a material adverse effect on our results of operations.

As a result of the Company’s adoption of FAS 158 the Company has recorded a pension liability related to the United Kingdom. The amount of the liability and the associated tax effect has been recorded to other comprehensive income.

At December 31, 2006, the Company had loss carry forwards of approximately $19.3 million (tax effected) available to reduce future years’ income for tax purposes. Of this amount approximately, $0.9 million relates to U.S. and expires between 2011 and 2023, $7.2 million relates to Canada of which $7.1 expires between 2009 and 2010, and $0.1 can be carried forward indefinitely, $8.1 million relates to the U.K. and can be carried forward indefinitely, $0.9 relates to France and expires between 2007 and 2008, $1.7 relates to Germany and can be carried forward indefinitely, $0.5 relates to Hong Kong and can be carried forward indefinitely.

At December 31, 2006, the Company had tax credits of approximately $4.8 million available to reduce future years’ income for tax purposes. Of this amount, approximately $2.5 million relates to the U.S., $2.2 of which expires between 2008 and 2016, and $0.3 can be carried forward indefinitely and $2.3 relates to Canada of which $1.3 million expires between 2011 and 2013 and, $1.0 million can be carried forward indefinitely.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $115 million at December 31, 2006. The Company has not recorded a provision for withholding tax on undistributed earnings of foreign subsidiaries, as the Company currently has no plans to repatriate those earnings. Determination of the amount of unrecognized deferred tax liabilities is not practicable because of the complexities associated with its hypothetical calculation.

Income taxes paid during 2006 were $10.9 million (2005—$6.8 million, 2004—$13.3 million).

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). This Statement addresses uncertainty in tax positions recognized in a company’s financial statements and stipulates a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will apply to the Company’s fiscal year beginning January 1, 2007, with earlier adoption permitted. The Company is currently evaluating the impact of adopting FIN 48 and its impact on its financial position, cash flows and results of operations.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

9. Related Party Transactions

Richard B. Black is a director of the Company and is also the President and Chief Executive Officer of ECRM, Inc. ECRM manufactures laser systems equipment for the printing and publishing industry. Westwind Air Bearings Inc. (“Westwind US”) was acquired by GSI Group Corporation, a wholly owned subsidiary of the Company, in December, 2003 and was merged into GSI Lumonics Corporation, in June, 2004. During the year ended December 31, 2006 and 2005, ECRM purchased $0.6 million and $0.3 million, respectively of equipment from Westwind US and the Westwind business unit of GSI Group Corporation. Receivables from ECRM, Inc. of $0.3 million and $51 thousand at December 31, 2006 and 2005; respectively, are included in accounts receivable on the balance sheet.

The Company recorded $5.3 million as sales revenue to Sumitomo Heavy Industries Ltd., a significant shareholder in the year ended December 31, 2006 (2005—$5.6 million and 2004—$5.6 million) at amounts and terms approximately equivalent to third party transactions. Receivables from Sumitomo Heavy Industries Ltd. of $0.7 million and $0.4 million at both December 31, 2006 and 2005, respectively, are included in accounts receivable on the balance sheet. The Company purchases raw materials from Sumitomo at amounts and terms approximately equivalent to third-party transactions. The Company purchased $0.3 million and $0.2 million from Sumitomo in the year ended December 31, 2006 and 2005; respectively. Payables due to Sumitomo Heavy Industries Ltd. of $6 thousand and $9 thousand as at December 31, 2006 and 2005, respectively, are included in accounts payable on the balance sheet.

On February 23, 2000, the Company entered into an agreement with V2Air LLC relating to the use of V2Air LLC’s aircraft for Company purposes. V2Air LLC is owned by the Company’s former President and Chief Executive Officer, Charles D. Winston. Pursuant to the terms of such agreement, the Company is required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. During the year ended December 31, 2006, the Company reimbursed V2Air LLC approximately $151,000 (2005—$102,000 and 2004—$142,000) under the terms of such Agreement. The V2 Air Agreement was terminated in July 2006.

10. Restructuring and other

Restructuring charges

	Year Ended December 31,
	2006	2005	2004
Restructuring charges	$110	$457	$573

Total restructuring charges	110	457	573

During the period from 2000 to 2003 the Company recorded restructuring charges resulting from decisions to exit certain markets and consolidate operations. As of the end of 2003 the remaining provision for restructuring related primarily to excess capacity at our leased regional sales and service facility in Munich, Germany. The basis for the provision was the proportion of contractual lease payments related to the excess capacity, less an estimate of proceeds anticipated from sub-leasing that space. During 2004 and 2005, the Company re-evaluated its restructuring accrual position and recorded additional charges of $0.6 million and

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

$0.5 million, respectively. These additional charges were required mainly due to the Company’s inability to sub-lease the excess space due to continued softness in the commercial real estate market in the Munich area.

In 2006 the Company entered into a sub-lease arrangement. Initially the sub-lease was for a portion of the facility, and the Company continued to occupy some space in the facility. The sub-lease agreement included an option for the tenant to occupy the whole facility. This option has been exercised, and the facility is expected to be fully sub-leased by May 2007. The Company has recorded a charge of $0.1 million to adjust the restructuring accrual position to the correct level based on the anticipated future contractual lease payments (through January 2013) less the proceeds from the sub-lease. The remaining provision balance at December 31, 2006 is $1.3 million.

The restructuring reserve at December 31, 2006 is comprised of the remaining unused provisions from the following years:

2003	$197
2004	573
2005	457
2006	110

Total minimum lease payments	$1,337

The following table summarizes changes in the restructuring provision.

Facilities
(In millions)
Provision at December 31, 2003	$1.4
Charges during 2004	0.6
Cash payments 2004	(0.4)

Provision at December 31, 2004	1.6
Charges during 2005	0.5
Cash payments 2005	(0.7)

Provision at December 31, 2005	$1.4
Charges during 2006	0.1
Cash payments 2006	(0.2)

Provision at December 31, 2006	$1.3

Other income (expense)

During 2006, the Company recorded no other income or expense. During 2005, the Company recorded an expense for a payment to a former MicroE shareholder amounting to $0.1 million related to certain tax matters. During 2004, the Company recorded a $0.1 million gain on translation on the liquidation of a subsidiary.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

11. Commitments and Contingencies

Operating leases

The Company leases certain equipment and facilities under operating lease agreements. Most of these lease agreements expire between 2007 and 2013. In the United Kingdom where it is more common, the Company has leases that extend through 2078. The facility leases require the Company to pay real estate taxes and other operating costs. The rent on certain leases is subject to escalation clauses in future years. For the year ended December 31, 2006, lease expense was approximately $4.4 million (2005—$4.6 million, 2004—$4.2 million).

Minimum lease payments under operating leases expiring subsequent to December 31, 2006 are:

2007	$4,394
2008	2,938
2009	1,722
2010	1,519
2011	1,121
Thereafter	19,146

Total minimum lease payments	$30,840

The Company has a sublease agreement on its Munich facilities and will receive $2.2 million from 2007 to 2013.

As of December 31, 2006, the Company had total purchase commitments for inventory and services of approximately $19.3 million compared to $38.1 million and $29.4 million of purchase commitments for inventory and services at December 31, 2005 and December 31, 2004 respectively.

As of December 31, 2006, the Company has Deferred Compensation due to certain officers and employees of $2.8 million compared to $2.8 million and $2.4 million at December 31, 2005 and December 31, 2004 respectively.

Recourse receivables

In Japan, where it is customary to do so, the Company discounts certain customer notes receivable at a bank with recourse. The Company’s maximum exposure was $1.0 million at December 31, 2006 (2005—$0.7 million). The book value of the recourse receivables approximates fair value. During 2006, the Company received cash proceeds relating to the discounted receivables of $3.0 million (2005—$3.9 million). Recourse receivables are included in accounts receivable on the balance sheet.

Legal proceedings and disputes

The Company’s French subsidiary is subject to a claim by a customer that purchased a Laserdyne 890 system, which was delivered in 1999, had unresolved technical problems that resulted in the customer’s loss of revenue and profit, plus the costs to repair the machine. In May 2001, the Le Creusot commercial court determined that the Company had breached its obligations to the customer and that it should be liable for

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

damages. An expert appointed by the Le Creusot commercial court had filed an initial report, which estimated the cost to repair the machine at approximately French Franc 0.8 million (or approximately US$0.2 million). In the third quarter of 2003, the Company was notified that the customer is seeking cost of repairs, damages and lost profits of €1.9 million (approximately US$2.6 million). In July 2004, a court appointed expert estimated the actual damages at €0.9 million (or approximately US$1.2 million). The customer has not paid €0.3 million (or approximately US$0.4 million) of the purchase price for the system, which the Company believes it may offset against any damages. The Company has fully reserved this receivable.

During the second quarter of 2005, the Company’s French subsidiary filed for bankruptcy protection, which was granted by the French courts on July 7, 2005. On January 25, 2006, the commercial court of Creusot set the amount of the claim at €598,079 (approximately US$712,203). As a result of the bankruptcy petition, any claims in excess of available assets in the bankruptcy estate would have to be brought against the French subsidiary’s parent in the United Kingdom. At this time, the Company does not believe it will be required to make a payment regarding this action, as the costs to pursue a foreign action in the United Kingdom would be substantial relative to the amount in dispute. Accordingly, nothing has been accrued in the financial statements.

The Company has made claims for indemnification and breaches of warranty under the asset purchase agreement against Lumenis Ltd. and Spectron Cosmetics Ltd. (f/k/a Spectron Laser Systems Limited) (collectively “Spectron”). The Company filed its claim in the English courts on July 29, 2005 as a result of defects in the line of laser products purchased under the asset agreement, and related claims. The Company has also put Spectron on notice of the Company’s intent to file a second action against Spectron for fraud in connection with representations made to the Company by Spectron pre-sale concerning the viability of Spectron’s DPSS product line. As part of the asset purchase agreement, US$1.3 million was deposited into escrow, which amount remains in the hands of the escrow agent, together with accrued interest. The Company filed a claim for the entire escrow balance, as well as additional amounts in excess of the escrow account. The Company has recorded in other current assets a receivable of £0.4 million (approximately US$0.7 million) for certain indemnification claims, and for a purchase price adjustment as part of the Company’s initial purchase accounting. Two customers, thereafter raised warranty claims associated with lasers sold by Spectron prior to the acquisition. The Company settled both claims in exchange for equipment refunds, and has made demand on Lumenis for reimbursement of the settlement amounts. No other customer claims are currently pending.

In March 2007, GSI and Lumenis Ltd. settled the Spectron legal claims, fully described above. The terms of the settlement are confidential. The Company expects to complete the settlement and collect and record the settlement proceeds in the first quarter of 2007.

Guarantees and Indemnifications

In the normal course of our operations, we execute agreements that provide for indemnification and guarantees to counterparties in transactions such as business dispositions, the sale of assets, sale of products and operating leases. Additionally, the by-laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which he or she is involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. These indemnities and guarantees are routine and customary in the industry. Historically, we have not made any significant payments under such indemnifications.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

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

12. Financial instruments

Cash equivalents, short-term and long-term investments

At December 31, 2006, the Company had $114.7 million invested in cash equivalents. All of these cash equivalents were liquid. At December 31, 2005, the Company had $43.7 million invested in cash equivalents predominately denominated in United States dollars, British Pounds Sterling and the Euro. At December 31, 2006 and 2005, cost approximates fair value.

At December 31, 2006, the Company had no short-term investments. At December 31, 2005, the Company had $26.8 million in short-term investments with maturity dates between January 3, 2006 and February 16, 2006, consisting of government securities and commercial paper. These are recorded at fair value based upon market quotes and classified as available for sale. At December 31, 2005, the unrealized gain (loss) on the short-term and long-term investments was not material.

Long-term investments at December 31, 2006 is a 25.1% equity investment in a private United Kingdom company, Laser Quantum valued at GBP 0.4 million (approximately $0.7 million and $0.6 million at December 31, 2006 and 2005, respectively). The percentage ownership in 2005 was 20%. On December 22, 2006, the Company gained an additional percentage ownership of 5.1%, giving it the ability to exercise significant control over this investment. The Company adopted the equity method of accounting and results of this entity were not material to the Company’s results of operations in the current year.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Derivative financial instruments

The Company did not have any cash flow, fair value or net investment hedges at December 31, 2006 or 2005 per FAS 133. All of the Company’s derivatives as of December 31, 2006 are forward exchange contracts. The Company records all derivatives at fair value as assets or liabilities in the consolidated balance sheet. Due to the short-term nature of our derivatives as of December 31, 2006, we have not designated such instruments as hedges. Accordingly, such contracts are recorded at fair value with changes in fair value recognized in other income and expense.

The Company enters into foreign currency forward contracts which are generally less than six months in duration to hedge a portion of its foreign currency risk on sales transactions. As of December 31, 2006, the Company held forward exchange contracts to sell Japanese Yen for the equivalent of USD $8.7 million and to buy British Pounds for the equivalent of USD $2.1 million. At December 31, 2006 the unrealized gain was $0.1 million. At December 31, 2005, we had no open hedge contracts. The Company held one currency swap that matured in December of 2005 and settled in January 2006. The currency swap was an exchange for Yen valued at $8.7 million United States dollars with an aggregate fair value loss upon maturity of $0.2 million after-tax recorded in the 2005 Statement of Operations.

13. Segment Information

General Description

For the year ended December 31, 2006, the Company consolidated the Laser Group and Precision Motion Group into the newly created Precision Technology Group. The consolidation of these two groups into one operating segment more accurately reflects the Company’s business and markets served. The consolidation of these two groups did not impact the consolidated operating results of the Company. Prior year results have been reclassified to conform to the current year presentation.

Our segments and their principal activities consist of the following:

Precision Technology Group

This segment’s products include technologies for precision motion, linear and rotary motion control, medical printers, lasers and precision optics. These products are used in the electronic, aerospace, materials processing, data storage, imaging and other light industrial markets. The products are designed and manufactured at the Company’s facilities in Billerica and Natick, Massachusetts, Moorpark, California, Poole and Rugby, England, and Suzhou, China, and a design facility in Lafayette, Colorado.

Semiconductor Systems Group

The Company’s semiconductor systems are designed and manufactured at our Wilmington, Massachusetts and Novi, Michigan facilities. The Semiconductor Systems Segment derives significant revenues from parts sales and service to its installed base. Specific applications include laser repair to improve yields in the production of dynamic random access memory chips (“DRAMs”); permanent marking systems for silicon wafers and individual dies for traceability and quality control; electronic circuit processing for linear and mixed signal devices and certain passive components; and inspection of solder paste and component placement on printed circuit boards (“PCBs”).

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Segments

Information on reportable segments is as follows:

	Year Ended December 31,
	2006	2005	2004
Sales
Precision Technology	$196,708	$179,480	$199,418
Semiconductor Systems	127,605	88,201	148,161
Intersegment sales elimination	(10,704)	(6,897)	(17,567)

Total	$313,609	$260,784	$330,012

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

	Year Ended December 31,
	2006		2005		2004
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(In millions $, except %)
Revenues from external customers:
North America	$91.6	29%	$104.8	40%	$139.1	43%
Latin and South America	1.3	—	1.4	1	1.4	—
Europe	50.6	16	44.7	17	53.2	16
Japan	56.5	18	44.7	17	76.0	23
Asia-Pacific, other	113.6	37	65.2	25	60.3	18

Total	$313.6	100%	$260.8	100%	$330.0	100%

	As at December 31,
	2006	2005
Long-lived assets and goodwill:
USA	$62,721	$67,055
Canada	—	—
Europe	33,424	33,434
Japan	541	946
Asia-Pacific, other	2,414	2,203

Total	$99,100	$103,638

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Major Customers

There was no one customer in 2006 or 2005 that accounted for at least 10% of the Company’s revenues. In 2004, one customer accounted for 10.2%, or $33.8 million, of our total sales. No other customers in 2004 exceeded 10% of the Company’s revenues.

14. Supplementary Financial Information

(United States GAAP and in thousands of United States dollars, except share amounts)

(Unaudited)

	Three Months Ended
	December 31, 2006	September 29, 2006	June 30, 2006	March 31, 2006
	(Unaudited)
Sales	$79,458	$81,627	$76,401	$76,123
Gross profit	32,650	33,570	32,288	31,653
Net income	4,727	5,730	6,183	5,103
Net income per common share:
Basic	$0.11	$0.14	$0.15	$0.12
Diluted	$0.11	$0.14	$0.14	$0.12

	Three Months Ended
	December 31, 2005	September 30, 2005	July 1, 2005	April 1, 2005
	(Unaudited)
Sales	$66,493	$62,600	$66,850	$64,841
Gross profit	28,549	24,691	27,682	22,948
Net income (loss)	4,380	2,042	3,125	110
Net income (loss) per common share:
Basic	$0.11	$0.05	$0.07	$0.00
Diluted	$0.10	$0.05	$0.08	$0.00

15. Subsequent Event

On February 1, 2007, the Company’s Board of Directors committed to expanding the Company’s manufacturing operations in China and restructuring its manufacturing operations in the United Kingdom. The Precision Technology Segment will be moving additional laser and high speed air bearing spindle manufacturing from two UK facilities to the Company’s Suzhou, China facility. The Company will reduce manufacturing capacity at its UK facilities, streamline operations and discontinue production of selected low volume legacy product lines after consultation with customers. The Company expects to complete the manufacturing transfer and related restructuring by the end of 2007. The Company expects to record restructuring charges during 2007 in the range of $6.5 million to $7.0 million. The restructuring charges are projected to include approximately $2.4 million in termination benefits, $2.0 million in inventory write offs related to product consolidation activities, $1.4 million in capital asset write offs, $0.5 million in costs associated with the manufacturing transition to Suzhou and $0.4 million in impairment charges related to facility consolidations. Once completed, the plan is expected to generate annualized pre-tax benefits in the range of $5.0 million to $6.0 million. The Company estimates future cash expenditures related to this plan to be in the range of $2.8 million to $3.1 million.

In March 2007, GSI and Lumenis Ltd. settled the Spectron legal claims, fully described in Note 11: “Commitments and Contingencies.” The terms of the settlement are confidential. The Company expects to complete the settlement and collect and record the settlement proceeds in the first quarter of 2007.

GSI GROUP INC.

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

The report of E&Y Canada on the consolidated financial statements of the Company for the fiscal year ended December 31, 2004 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2006. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

GSI GROUP INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GSI Group Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that GSI Group Inc. maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GSI Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that GSI Group Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, GSI Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of GSI Group Inc. and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

March 9, 2007

Item 9B. Other Information

Nothing reportable under this item.

GSI GROUP INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The information required by this Item with respect to directors is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders (the “2007 Proxy Statement”) which is to be filed with the Securities and Exchange Commission (or SEC) pursuant to Regulation 14A on or about April 17, 2007.

Executive Officers

The information required by this Item with respect to executive officers is incorporated herein by reference to the Company’s 2007 Proxy Statement, which is to be filed with the SEC pursuant to Regulation 14A on or about April 17, 2007.

Reports of Beneficial Ownership

The information required by this Item is incorporated herein by reference to the Company’s 2007 Proxy Statement, which is to be filed with the SEC pursuant to Regulation 14A on or about April 17, 2007.

Code of Ethics

The information required by this Item is incorporated hereby by reference to the Company’s 2007 Proxy Statement, which is to be filed with the SEC on or about April 17, 2007.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s 2007 Proxy Statement which is to be filed with the SEC pursuant to Regulation 14A on or about April 17, 2007, including specifically the “Compensation Committee Report”.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference to the Company’s 2007 Proxy Statement which is to be filed with the SEC pursuant to Regulation 14A on or about April 17, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s 2007 Proxy Statement which is to be filed with the SEC pursuant to Regulation 14A on or about April 17, 2007.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s 2007 Proxy Statement which is to be filed with the SEC pursuant to Regulation 14A on or about April 17, 2007.

GSI GROUP INC.

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

3. List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 27, 1998, by and among the Registrant, Grizzly Acquisition Corp., New Grizzly Acquisition Corp. and General Scanning, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules referred to in the Merger Agreement are omitted. The Registrant hereby undertakes to furnish a supplemental a copy of any omitted Schedule to the Commission upon request.(3)

2.2	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of February 29, 2000, by and between Alexandria Real Estate Equities, Inc., and General Scanning, Inc., including amendments.(7)

2.3	Asset Purchase Agreement, dated as of August 19, 2000, between GSI Lumonics Life Science Trust, GSI Lumonics Trust, Inc. and Packard BioScience Company.(6)

2.4	Agreement for the sale and purchase of the whole of the issued share capital of Westwind Air Bearings Limited and Westwind Air Bearings Inc. dated as of December 10, 2003.(14)

2.5	Agreement and Plan of merger dated as of April 12, 2004 by and among GSI Lumonics Inc., Motion Acquisition Corporation and MicroE Systems Corp.(16)

3.1	Certificate and Articles of Continuance of the Registrant dated March 22, 1999.(3)

3.2	By-Law No. 1 of the Registrant.(3)

10.1	1981 Stock Option Plan of GSI.(1)

10.2	1992 Stock Option Plan of GSI.(1)

10.3	1995 Directors’ Warrant Plan of GSI.(1)

10.4	1994 Key Employees and Directors Stock Option Plan of the Registrant.(3)

10.5	GSI Lumonics Inc. Employee Stock Purchase Plan.(10)

10.6	Loan Agreement among General Scanning, Inc., GSI Lumonics Corporation and Fleet National Bank dated June 28, 2002.(12)

10.7	Secured Revolving Time Note between General Scanning, Inc. and Fleet National Bank dated June 28, 2002.(12)

Exhibit Number	Description

10.8	Security Agreement between General Scanning, Inc. and Fleet National Bank dated June 28, 2002.(12)

10.9	Second Restatement of the GSI Lumonics Inc. 1995 Equity Incentive Plan.(17)

10.10	Lease dated July 15, 1997, as amended to date, between GSI and The Wilmington Realty Trust.(2)

10.11	Settlement Agreement dated June 12, 1998 between GSI and Robotic Vision Systems, Inc.(3)

10.12	OEM Supply Agreement between the Registrant and Sumitomo Heavy Industries, Ltd. dated August 31, 1999.(4)

10.13	Agreement of Purchase and Sale of property between the Registrant and Marcomm Fibre Optics, Inc. dated March 7, 2003.(13)

10.14	Agreement of Purchase and Sale of Property between the Registrant and NegotiArt Inc. dated June 20, 2003.(15)

10.15	First Amending Agreement to the Agreement Purchase and Sale between the Registrant and NegotiArt Inc. dated October 1, 2003.(15)

10.16	Employment agreement between the Registrant and Charles D. Winston dated January 1, 2004(15)

10.17	Form of Stock Option Agreement For Executive Officers(18)

10.18	Form of Executive Retirement And Severance Benefits Agreement(19)

10.19	Lease Agreement GSI Lumonics Corporation and SEWS-DTC, INC.(19)

10.20	Employment agreement between the Registrant and Robert L. Bowen dated November 10, 2005.(29)

10.21	Agreement of Purchase and Sale of Property Between the Registrant and Ottawa Community Housing Corporation dated March 17, 2005.(21)

10.22	Shareholder Rights Plan.(22)

10.23	Agreement of Purchase and Sale of Property Between the Registrant and STAG Capital Partners, LLC dated June 8, 2005.(23)

10.24	First Amending Agreement to the Agreement Purchase and Sale Between the Registrant and STAG Capital Partners, LLC dated July 8, 2005.(23)

10.25	Agreement of Purchase and Sale of Property Between the Registrant and SAgE Aggregation, LLC dated November 14, 2005.(24)

10.26	Amending Agreement to the Agreement Purchase and Sale Between the Registrant and SAgE Aggregation, LLC dated December 26, 2005.(24)

10.27	Second Amending Agreement to the Agreement Purchase and Sale Between the Registrant and SAgE Aggregation, LLC dated December 29, 2005.(24)

10.28	Incentive Compensation Agreement between Registrant and Charles D. Winston dated March 27, 2006.(25)

10.29	Interim Incentive Program, FINAL dated May 18, 2006.(26)

10.30	Written Resolution of the Compensation Committee, dated August 28, 2006.(28)

10.31	Written Resolution of the Compensation Committee, dated September 22, 2006.(28)

10.32	Executive Retention Agreement, dated June 5, 2006.(27)

10.33	Transition Agreement with Mr. Charles Winston, dated July 25, 2006.(28)

23.1	Consent of Independent Registered Public Accounting Firm. *

Exhibit Number	Description

23.2	Consent of Independent Auditor. *
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference to the Registration Statement of General Scanning, Inc. on Form S-1, filed August 11, 1995.
(2)	Incorporated by reference to the Annual Report on Form 10-K of General Scanning, Inc. for the year ended December 31, 1997.
(3)	Incorporated by reference to the Registration Statement on Form S-4/A (Amendment No. 2) of Lumonics Inc., filed February 11, 1999.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 4, 2000.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 16, 2000.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2001.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2001.
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 16, 2001.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2002.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 10, 2003.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 13, 2004.
(17)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on August 18, 2004.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 10, 2004.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2005.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 21, 2005.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2005.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2005.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2006.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.
(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 9, 2006.
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2006.
(29)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Group Inc., has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI GROUP INC.

By:	/S/ DR. SERGIO EDELSTEIN
Dr. Sergio Edelstein
President and Chief Executive Officer

Date: March 9, 2007

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Sergio Edelstein and Robert L. Bowen, and each of them, his true and lawful proxies, attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and title with the SEC any and all amendments to this Annual Report on Form 10-K, together with all exhibits thereto, (ii) act, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them and his and their substitute or substitutes, full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DR. SERGIO EDELSTEIN Dr. Sergio Edelstein	Director, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2007

/S/ ROBERT L. BOWEN Robert L. Bowen	Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2007

/S/ RICHARD B. BLACK Richard B. Black	Chairman of the Board of Directors	March 9, 2007

/S/ PHILLIP A. GRIFFITHS Phillip A. Griffiths	Director	March 9, 2007

/S/ BYRON O. POND Byron O. Pond	Director	March 9, 2007

/S/ BENJAMIN J. VIRGILIO Benjamin J. Virgilio	Director	March 9, 2007

/S/ GARRETT A. GARRETTSON Garrett A. Garrettson	Director	March 9, 2007

/S/ MARINA HATSOPOULOS Marina Hatsopoulos	Director	March 9, 2007

GSI GROUP INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Established From Acquisitions	Deductions	Exchange Rate Changes	Balance at End of Period
Year ended December 31, 2004 Allowance for doubtful accounts	$4,465	$(842)	$188	$(1,451)	$110	$2,470
Year ended December 31, 2005 Allowance for doubtful accounts	$2,470	$356	$—	$(1,126)	$(108)	$1,592
Year ended December 31, 2006 Allowance for doubtful accounts	$1,592	$(129)	$—	$(595)	$43	$911