Form 10-Q
period 2007-03-30
GSI GROUP INC
filed 2007-05-04
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

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

As of April 25, 2007, there were 42,365,239 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	March 30, 2007	December 31, 2006
ASSETS
Current
Cash and cash equivalents	$147,436	$138,315
Accounts receivable, less allowance of $722 (December 31, 2006 — $911) (notes 8 and 9)	59,653	54,546
Income taxes receivable (note 10 )	6,856	5,755
Inventories (note 2)	71,174	72,703
Deferred tax assets (note 10)	7,927	7,925
Other current assets (note 2)	5,495	11,559

Total current assets	298,541	290,803
Property, plant and equipment, net of accumulated depreciation of $30,371 (December 31, 2006 — $28,588)	33,408	33,511
Deferred tax assets (note 10)	20,136	20,099
Other assets (note 2)	713	710
Long-term investments (note 7)	744	693
Intangible assets, net of amortization of $6,939 (December 31, 2006 — $6,380) (note 2)	14,442	14,965
Patents and acquired technology, net of amortization of $36,660 (December 31, 2006 — $35,455) (note 2)	23,044	24,203
Goodwill (note 2)	26,421	26,421

	$417,449	$411,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$17,092	$14,002
Accrued compensation and benefits	10,461	13,455
Other accrued expenses (note 2)	15,621	15,846

Total current liabilities	43,174	43,303
Deferred compensation	668	2,740
Deferred tax liabilities (note 10)	12,357	12,342
Accrued long term restructuring (note 8)	1,159	1,141
Income taxes payable (note 10)	1,420	—
Accrued pension liability (note 11)	8,847	8,806

Total liabilities	67,625	68,332
Commitments and contingencies (note 9)
Stockholders’ equity (notes 4)
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 42,235,689 (December 31, 2006— 41,889,804)	313,395	310,635
Additional paid-in capital	5,696	5,314
Retained earnings	32,339	29,431
Cumulative effect of adopting FIN No. 48 – Accounting for Uncertainty in Income Taxes	146	—
Accumulated other comprehensive loss	(1,752)	(2,307)

Total stockholders’ equity	349,824	343,073

	$417,449	$411,405

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	Three Months Ended
	March 30, 2007	March 31, 2006
Sales	$74,204	$76,123
Cost of goods sold	44,769	44,470

Gross profit	29,435	31,653
Operating expenses:
Research and development and engineering	7,657	7,454
Selling, general and administrative	14,039	15,004
Amortization of purchased intangibles	1,729	1,827
Restructuring	2,414	—
Other	(161)	(96)

Total operating expenses	25,678	24,189

Income from operations	3,757	7,464
Other income	47	31
Interest income	1,545	887
Interest expense	(57)	(144)
Foreign exchange transaction (losses) gains	(371)	(709)

Income before income taxes	4,921	7,529
Income tax provision	1,721	2,425

Net income	$3,200	$5,104

Net income per common share:
Basic	$.08	$0.12
Diluted	$.08	$0.12
Weighted average common shares outstanding (000’s)	42,001	41,868
Weighted average common shares outstanding for diluted net income per common share (000’s)	42,252	42,524

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	Three Months Ended
	March 30, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$3,200	$5,104
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets	—	(6)
Depreciation and amortization	4,124	3,549
Unrealized loss (gain) on derivatives	53	—
Long term investment income	(47)	—
Stock-based compensation	329	—
Deferred income taxes	15	(2,324)
Changes in current assets and liabilities:
Accounts receivable	(5,107)	(9,875)
Inventories	1,529	744
Other current assets	6,010	(284)
Accounts payable, accruals and taxes (receivable) payable	(2,173)	6,352

Cash provided by operating activities	7,933	3,260
Cash flows from investing activities:
Sale of assets	—	6,113
Other additions to property, plant and equipment	(1,842)	(1,808)
Other disposals to property, plant and equipment	54	—
Proceeds from the sale and maturities of short-term and long-term investments	—	26,800
Purchases of short-term and long-term investments	—	(22,514)
Decrease (increase) in other assets	(2)	(148)
Decrease (increase) in other liabilities	18	—

Cash (used in) provided by investing activities	(1,772)	8,443
Cash flows from financing activities:
Purchase of common shares	(474)	—
Tax benefit of stock options	54	1,001
Issue of common shares from the exercise of stock options and warrants	3,233	4,244

Cash provided by financing activities	2,813	5,245
Effect of exchange rates on cash and cash equivalents	147	151

Increase in cash and cash equivalents	9,121	17,099
Cash and cash equivalents, beginning of period	138,315	69,286

Cash and cash equivalents, end of period	$147,436	$86,385

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(U.S. GAAP and tabular amounts in thousands of U.S. dollars, except share amounts)

1. Basis of Presentation

These unaudited interim consolidated financial statements have been prepared by GSI Group Inc. in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the U.S. for interim financial statements and the rules and regulations promulgated by the U.S. Securities and Exchange Commission, including the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements reflect all adjustments and accruals, consisting only of adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of financial position and results of operations for the periods presented. The consolidated financial statements include the accounts of GSI Group Inc. and its wholly-owned subsidiaries (the “Company”). Intercompany transactions and balances have been eliminated. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods. The amounts are stated in thousands of U.S. dollars, unless otherwise indicated.

2. Supplementary Balance Sheet Information

The following tables provide details of selected balance sheet accounts.

Inventories

	March 30, 2007	December 31, 2006
Raw materials	$33,933	$36,839
Work-in-process	11,619	11,959
Finished goods	20,534	17,680
Demo inventory	5,088	6,225

Total inventories	$71,174	$72,703

Other Assets

	March 30, 2007	December 31, 2006
Short-term other assets:
Prepaid VAT and VAT receivable	$2,518	$7,146
Other prepaid expenses	2,299	3,025
Other current assets	678	1,388

Total	$5,495	$11,559

Long-term other assets:
Deposits and other	713	710

Total	$713	$710

Intangible Assets

	March 30, 2007		December 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer relationships	$15,231	$(5,093)	$15,204	$(4,651)
Trademarks, trade names and other	6,150	(1,846)	6,141	(1,729)

Total cost	21,381	$(6,939)	21,345	$(6,380)

Accumulated amortization	(6,939)		(6,380)

Net intangible assets	$14,442		$14,965

	March 30, 2007		December 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and acquired technology	$59,704	$(36,660)	$59,658	$(35,455)

Accumulated amortization	(36,660)		(35,455)

Net patents and acquired technology	$23,044		$24,203

Goodwill

The Company accounts for goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. During the second quarter of 2006, the Company completed its annual testing of goodwill. There were no indications of impairment; therefore no write-down of goodwill was necessary. The goodwill of $26.4 million is assigned to product lines within our Precision Technology Group.

Other Accrued Expenses

	March 30, 2007	December 31, 2006
Accrued warranty	$4,790	$4,814
Deferred revenue	2,898	2,965
Accrued audit	961	1,400
VAT payable	195	1,230
Accrued restructuring (note 8)	253	196
Accrual for recourse receivables	1,221	993
Other	5,303	4,248

Total	$15,621	$15,846

Accrued Warranty

	For the Three Months Ended March 30, 2007	For the Three Months Ended March 31, 2006
Balance at the beginning of the period	$4,814	$4,445
Charged to costs of goods sold	1,162	1,363
Use of provision	(1,195)	(1,239)
Foreign currency exchange rate changes	9	9

Balance at the end of the period	$4,790	$4,578

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

4. Stockholders’ Equity

Capital Stock

The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During the three months ended March 30, 2007 and March 31, 2006, 397,635 and 566,696 common shares, respectively, were issued pursuant to the exercise of stock options and warrants for proceeds of approximately $3.2 and $4.2 million.

In the first quarter of 2007, the Company repurchased and cancelled 50,000 shares of its common stock on the open market in accordance with its stock repurchase plan. These shares were purchased at an aggregate cost of approximately $0.5 million. As of March 30, 2007, approximately 1 million outstanding shares may be purchased in the open market and cancelled pursuant to this repurchase program.

Accumulated Other Comprehensive Loss

The following table provides the details of accumulated other comprehensive loss at:

	March 30, 2007	December 31, 2006
Accumulated foreign currency translations	$6,596	$6,000
Accrued pension liability, net of tax of $244	(8,348)	(8,307)

Total accumulated other comprehensive loss	$(1,752)	$(2,307)

The components of comprehensive income (loss) are as follows:

	Three Months Ended
	March 30, 2007	March 31, 2006
Net income	$3,200	$5,104
Change in unrealized loss (gain) on investments, net of tax of nil	—	(7)
Change in accrued pension liability, net of tax of nil	(41)	(37)
Foreign currency translation adjustments	596	363

Comprehensive income (loss)	$3,755	$5,423

Net income per common share

Basic net income per common share was computed by dividing net income by the weighted-average number of common shares outstanding during the period. For diluted net income per common share, the denominator also includes dilutive outstanding stock options, restricted stock and warrants determined using the treasury stock method.

Common and common share equivalent disclosures are:

	Three Months Ended
	March 30, 2007	March 31, 2006
	(In thousands)
Weighted average common shares outstanding	42,001	41,868
Dilutive potential common shares	251	656

Diluted common shares	42,252	42,524

Excluded from calculation—stock options, restricted shares and warrants that would have been anti-dilutive	1,259	760

5. Stock Based Compensation

Stock Based Compensation

The Company has one active stock-based compensation plan, the 2006 Equity Incentive Plan, under which stock-based grants may be issued, and many other stock option plans under which no new grants will be made. Although inactive, the stock option plans have outstanding grants issued prior to 2006. The 2006 Equity Incentive Plan provides for grants of various stock based awards including stock options, stock appreciation rights and restricted stock. Since 2006, the Company has issued restricted stock grants, under the 2006 Equity Incentive Plan, to senior executives and key employees.

Restricted Stock

The Company recorded compensation expense related to its restricted stock awards totaling $0.3 million during the three months ended March 30, 2007, which has been recorded as an increase in additional paid-in capital on the Company’s balance sheet. No compensation expense was recorded for restricted stock awards during the three months ended March 31, 2006 as no awards were made.

It is the Company’s policy to issue new shares for equity awards. The Company recognizes compensation expense on fixed awards on a straight-line basis over the requisite service period, which is generally from the approval of the awards through the end of the vesting period. The Company estimates the performance-shares expected to be earned based on the probability of meeting the performance criteria. Certain awards are probable and therefore an expense has been recorded while other awards are not probable and no expense has been recorded. The Company estimates the forfeiture rate periodically and adjusts for actual experience as necessary.

On March 10, 2007, 51,983 restricted shares granted to senior executives in 2006 vested. These grants consisted of both time-based and performance based shares. The performance based shares earned were determined by using the Company’s 2006 financial results verses profitability targets. Both time-based and earned performance based shares vest annually over 3 years on March 10, 2007, March 10, 2008, and March 10, 2009.

On March 26, 2007 the Compensation Committee granted 693,450 restricted stock awards to senior executives and key employees of the Company. Of these restricted awards, 251,250 are time-based, and the remaining 442,200 are performance-based. Consistent with the Company’s 2006 grants, performance based shares are earned based on achievement of 2007 profitability targets. These grants vest annually over 3 years on March 26, 2008, 2009 and 2010.

Restricted Stock activity for the three months ended March 30, 2007 is presented below.

Nonvested Restricted Shares	Shares (thousands)	Weighted- Average Grant Date Fair Value
Nonvested shares at December 31, 2006	606	$9.28
Granted	693	9.96
Vested	(52)	9.78
Forfeited	(52)	9.63

Nonvested shares at March 30, 2007	1,195	$9.64

As of March 30, 2007, there was $11.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average remaining period of 2.74 years. As of March 30, 2007, there remain 841,158 common shares available to issue pursuant to this plan.

Stock Option Plans

The Company has several stock option plans and a warrant plan with outstanding grants issued prior to 2006. In 2005, the vesting of all options was accelerated making all options in these plans fully vested. No new options will be granted under these old plans, as all future equity grants will proceed under the 2006 Equity Incentive Plan.

Stock option and warrant activity for the three months ended March 30, 2007 is presented below.

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,342	$9.73
Granted	—	—
Exercised	(398)	8.88
Forfeited and expired	(50)	11.91

Outstanding at March 30, 2007	1,894	$9.84	2.15	$1,625

Exercisable at March 30, 2007	1,894	$9.84	2.15	$1,625

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the quoted price of our common shares for the 789,452 options and warrants that were in the money at March 30, 2007. The intrinsic value of exercised options and warrants for the three months ended March 30, 2007 and March 31, 2006 was $0.2 and $3.0 million, respectively.

6. Related Party Transactions

Richard B. Black, a director of the Company, is also the President and Chief Executive Officer of ECRM, Inc. ECRM, Inc. purchased $0.3 million in equipment from the Precision Technology Group in the three months ended March 30, 2007 and $0.1 million in the three months ended March 31, 2006 at amounts and terms equivalent to third-party transactions. Receivables from ECRM, Inc. of $0.3 million and $0.1 million at March 30, 2007 and March 31, 2006, respectively, are included in accounts receivable on the balance sheet.

The Company recorded sales revenue from Sumitomo Heavy Industries Ltd., a significant shareholder of the Company, of $0.8 million and $0.9 million in the three months ended March 30, 2007 and March 31, 2006, respectively, at amounts and terms approximately equivalent to third-party transactions. Receivables from Sumitomo Heavy Industries Ltd. of $0.3 million and $0.5 million as at March 30, 2007 and March 31, 2006, respectively, are included in accounts receivable on the balance sheet. The Company purchases raw materials from Sumitomo at amounts and terms approximately equivalent to third-party transactions. The Company purchased $14 thousand and $12 thousand from Sumitomo in the three months ended March 30, 2007 and March 31, 2006, respectively. Payables due to Sumitomo Heavy Industries Ltd. of $6 thousand and $33 thousand at March 30, 2007 and March 31, 2006 are included in accounts payable on the balance sheet.

Through July 2006, the Company had an agreement with V2Air LLC relating to the use of V2Air LLC’s aircraft for Company purposes. The Company’s former President and Chief Executive Officer, Charles D. Winston owns V2Air LLC. Pursuant to the terms of the agreement, the Company was required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. This agreement was terminated in July 2006 and the Company expects no further payments to be made under the agreement. During the three months ended March 31, 2006 the Company reimbursed V2Air LLC $55 thousand, under the terms of the agreement.

7. Financial Instruments

Long-term Investments

Long term investments at March 30, 2007 and December 31, 2006 consists of a 25.1% equity investment in a private United Kingdom company, valued at approximately $0.7 million. The Company uses the equity method to record the results of this entity. For the three months ended March 30, 2007, the Company recognized as other income approximately $47 thousand in earnings related to this investment. The Company did not recognize any earnings related to this investment in 2006.

Derivative Financial Instruments

The Company uses currency forwards and swaps to manage exposures to changes in foreign currency exchange rates associated with forecasted sales transactions, primarily in Japanese Yen. The impact to earnings is recorded in the consolidated statement of operations. The Company records all outstanding derivatives as of quarter end at fair value as assets or liabilities in the consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument.

The Company enters into foreign currency forward exchange contracts which are generally less than six months in duration to hedge a portion of its foreign currency risk on sales transactions. As of March 30, 2007, the Company held forward exchange contracts to sell Japanese Yen for the equivalent of USD $11.0 million and to sell British Pounds for the equivalent of $1.0 million. At March 30, 2007 the unrealized loss was $0.1 million. At March 31, 2006, the company had no forward exchange contracts.

8. Restructuring and Other

Restructuring Charges

In February 2007 the Company announced a plan to expand the Company’s manufacturing operations in China and restructure its manufacturing operations in the United Kingdom. This move is part of the Company’s overall plan to expand its presence in Asia and increase profitability. The Precision Technology Group will be moving additional laser and high speed air bearing spindle manufacturing from two UK facilities to the Company’s Suzhou, China facility. The Company will reduce manufacturing capacity at its UK facilities, streamline operations and discontinue production of selected low volume legacy product lines after consultation with customers. The Company expects to complete the manufacturing transfer and related restructuring by the end of 2007. The Company expects to record restructuring charges during 2007 of between $6.5 and $7.0 million. The restructuring charges are projected to include approximately $2.4 million in termination benefits, $2.0 million in inventory write offs related to product consolidation activities, $1.4 million in capital asset write offs, $0.5 million in costs associated with the manufacturing transition to Suzhou and $0.4 million in impairment charges related to facility consolidations in accordance with FAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. For the three months ended March 30, 2007 the Company has incurred $2.4 million in restructuring costs of which; $1.4 million related to termination benefits, $0.9 million was for inventory write offs and $0.1 million was for manufacturing transition costs.

As a result of restructuring programs undertaken prior to 2006, the Company has $1.3 million of reserves for excess space in its Munich facility. In 2006 the Company entered into a sub-lease arrangement to have the Munich facility fully sub-leased by May 2007. The Company reviewed its Munich facility excess space restructuring accrual, which covers the anticipated future contractual lease payments (through January 2013) less the proceeds from the sub-lease, and no additional restructuring reserve was required for the period ended March 30, 2007.

The following table summarizes changes in the total restructuring reserve included in other accrued expenses on the balance sheet.

Total
(In millions)
Reserve at December 31, 2006	$1.3
Charges during the three months ended March 30, 2007	2.4
Cash payments during the three months ended March 30, 2007	(2.3)

Reserve at March 30, 2007	1.4

Current portion	.2

Long term portion	1.2

9. Commitments and Contingencies

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

Legal Proceedings and Disputes

The Company’s French subsidiary is subject to a claim by a customer that a Laserdyne 890 system, which was delivered in 1999, had unresolved technical problems that resulted in the customer’s loss of revenue and profit, plus the costs to repair the machine. The customer withheld €0.3 million (or approximately US$0.4 million) of the purchase price for the system. During the second quarter of 2005, the Company’s French subsidiary filed for bankruptcy protection, which was granted by the French courts on July 7, 2005. On January 25, 2006, the commercial court of Creusot set the amount of the customer’s claim against the bankrupt French subsidiary at €598,079 (approximately US$712,203). As a result of the bankruptcy petition, any claims in excess of available assets in the bankruptcy estate would have to be brought against the French subsidiary’s parent in the United Kingdom. At this time, the Company does not believe it will be required to make a payment regarding this action. Accordingly, nothing has been accrued in the financial statements.

In March 2007, the Company and Lumenis settled the previously reported Spectron legal claims for a cash payment from Lumenis to the Company. A portion of the payment has been applied in full satisfaction of a receivable from Lumenis, and the remainder ($2.0 million) has been recorded as an offset to selling, general and administrative expenses as they represent a recovery of previous amounts expensed.

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

Guarantees

In the normal course of our operations, we execute agreements that provide for indemnification and/or guarantees to counterparties in transactions such as business dispositions, the sale of assets, sale of products and operating leases. Additionally, the by-laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which he or she is involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. These indemnities and guarantees are routine and customary in the industry.

Historically, we have not made any significant payments under such indemnifications. At March 30, 2007, nothing has been recorded in the financial statements with respect to these indemnification undertakings.

10. Income Taxes

At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The Company is anticipating a loss for the fiscal year in the United Kingdom. As a result, the Company is excluding the benefits from this loss from the overall computation of the annual effective tax and interim period tax rate. The tax effect of significant unusual items is reflected in the period in which they occur. The Company’s reported effective tax rate of 35.0% for the three months ended March 30, 2007, differed from the expected Canadian federal statutory rate of 32.0%, primarily due to the mix of jurisdictions in which the Company earns it income and changes to the valuation allowance for deferred tax assets in Canada and the United Kingdom.

As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income tax provision (benefit) in each of the jurisdictions in which it operates. This process involves estimating the current income tax provision (benefit) together with assessing the future effects of temporary differences resulting from differing treatment of items for tax and accounting purposes. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amount and the tax bases of assets and liabilities.

The Company records a valuation allowance if it is more likely than not that a portion of its deferred tax assets will not be realized. The Company has considered historical losses, future taxable income, and expected reversals of existing temporary differences in assessing the need for a valuation allowance. The Company has not recorded a provision for withholding tax on undistributed earnings of foreign subsidiaries, as the Company currently has no plans to repatriate those earnings. Determination of the amount of unrecognized deferred tax liabilities is not practicable because of the complexities associated with its hypothetical calculation.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN No. 48) on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a $0.1 million increase in the liability for unrecognized tax benefits. On the date of adoption of FASB Interpretation No. 48, the Company had total unrecognized tax benefits of approximately $2.4 million (including interest and penalties of $0.5 million) that, if recognized, would impact the Company’s effective tax rate. Also, as a result of this adoption the Company has re-classified $1.4 million of tax liabilities to long-term.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense.

The Company expects to have a decrease of approximately $1.1 million of unrecognized tax benefits within the next twelve months related to the completion of its audit with the Internal Revenue Service. The Company is in the final stages of the appeals process and has reached a tentative settlement. The Company expects to have an ultimate settlement of this audit within the next twelve months.

The Company operates and files income tax returns in numerous taxing jurisdictions. The Company’s income tax returns could still be reviewed in the following countries and for the following periods under the appropriate statue of limitations; United States (1999-2006), Canada (2002-2006), United Kingdom (2004-2006), Germany (2004-2006), and Japan (2004-2006).

11. Defined Benefit Pension Plan

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

	Three Months Ended
	March 30, 2007	March 31, 2006
Components of the net periodic pension cost:
Service cost	—	—
Interest cost	403	345
Expected return on plan assets	(442)	(258)
Amortization of unrecognized gain	71	104

Net periodic pension cost	$32	$191

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

The table below sets forth the estimated net periodic pension cost of the tax qualified pension plan.

	Three Months Ended
	March 30, 2007	March 31, 2006
Components of the net periodic pension cost:
Service cost	$40	$47
Interest cost	5	7
Expected return on plan assets	(1)	(1)
Amortization	16	—
Amortization of unrecognized gain	(1)	16

Net periodic pension cost	$59	$69

12. Segment Information

General Description

In the third quarter of 2006, the Company consolidated the Laser Group and Precision Motion Group into one segment, the Precision Technology Group. The consolidation of these two groups into one operating segment more accurately reflects the Company’s business and markets served. Thus, the Company reports in two segments; Precision Technology Group and Semiconductor Systems Group. Prior year results have been reclassified to conform to the current year presentation. This reclassification had no impact on the consolidated results of operations for the Company.

Segments

Information on reportable segments is as follows:

	Three Months Ended
	March 30, 2007	March 31, 2006
Sales:
Precision Technology Group	$43,625	$46,978
Semiconductor Systems Group	31,857	31,329
Intersegment sales elimination	(1,278)	(2,184)

Total	$74,204	$76,123

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

	Three Months Ended
	March 30, 2007		March 31, 2006
	Sales	% of Total	Sales	% of Total
	(In millions)		(In millions)
North America	$24.1	32%	$21.1	28%
Latin and South America	0.2	—	0.3	—
Europe (EMEA)	12.8	17	12.0	16
Japan	13.8	19	10.7	14
Asia-Pacific, other	23.3	32	32.0	42

Total	$74.2	100%	$76.1	100%

	March 30, 2007	March 31, 2006
Long-lived assets and goodwill:
USA	$62,228	$66,657
Europe	32,152	32,211
Japan	518	1,043
Asia-Pacific, other	2,417	2,267

Total	$97,315	$102,178

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In United States dollars, and in accordance with U.S. GAAP)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Report. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not anticipated financial performance; drivers of revenue growth; management’s plans and objectives for future operations and expenditures; business prospects; industry trends; market conditions; changes in accounting principles and changes in actual or assumed tax liabilities; our expectations regarding tax exposure; our anticipated capital requirements and working capital needs; our anticipated reinvestment of future earnings; our anticipated expenditures in regard to our benefit plans; and our anticipated use of currency hedges. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services; our ability to compete in an intensely competitive market; our ability to develop and introduce new products or enhancements on schedule and that respond to customer requirements and rapid technological change; new product introductions and enhancements by competitors; our ability to select and implement appropriate business models; plans and strategies and efforts to execute on them; our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel, including the continuing transition to a new Chief Executive Officer, the impact of global economic conditions on our business; unauthorized use or misappropriation of our intellectual property; as well as the risk factors discussed previously and in other periodic reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

The Company develops and delivers enabling technology to our customers’ advanced manufacturing and product applications. Our brands include precision technology products and semiconductor systems that are used to increase efficiency and productivity in the global semiconductor, electronics, industrial and medical markets.

Our Precision Technology Group contains diversified product lines ranging from high speed drills to highly precise linear and rotary encoders and lasers. Applications include formatting hard drives and drilling holes in printed circuit boards. Our laser products produce high quality repeatable cuts, welds, holes and specialist marks on customer’s products.

Our Semiconductor Systems Group supplies leading edge equipment to the semiconductor industry. These include systems to scribe and test silicon wafers, repair semiconductor memory wafers, trim resisters and inspect solder parts and components on PCB’s.

Highlights for the Three Months Ended March 30, 2007

•

Bookings of orders were $76.9 million in the first quarter of 2007 compared to $71.0 million in the first quarter of 2006. Ending backlog was $79.3 at the end of the first quarter for both 2007 and 2006.

•	Sales for the quarter decreased by $1.9 million to $74.2 million from $76.1 million in the first quarter of 2006.

•	Net income for the quarter was $3.2 million, or $0.08 per diluted share, compared to net income of $5.1 million, or $0.12 per diluted share, in the first quarter of 2006.

•	$2.4 million charge was booked as a result of China expansion and restructuring of the UK operations.

•	Cash and cash equivalents were $147.4 million at March 30, 2007.

Results of Operations for the Three Months Ended March 30, 2007 Compared to Three Months Ended March 31, 2006

The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	March 30, 2007	March 31, 2006
Sales	100.0%	100.0%
Cost of goods sold	60.3	58.4

Gross profit	39.7	41.6
Operating expenses:
Research and development and engineering	10.3	9.8
Selling, general and administrative	18.9	19.7
Amortization of purchased intangibles	2.3	2.4
Restructuring and other	3.1	(0.1)

Total operating expenses	34.6	31.8

Income from operations	5.1	9.8
Interest income	2.1	1.2
Interest expense	(0.1)	(0.2)
Foreign exchange transaction losses	(0.5)	(0.9)

Income before income taxes	6.6	9.9
Income tax provision	2.3	3.2

Net income	4.3%	6.7%

Sales by Segment. The following table sets forth sales in thousands of dollars by our business segments for the first quarter of 2007 and 2006.

	Three Months Ended
	March 30, 2007	March 31, 2006	Increase (Decrease)
Sales:
Precision Technology Group	$43,625	$46,978	$(3,353)
Semiconductor Systems Group	31,857	31,329	528
Intersegment sales elimination	(1,278)	(2,184)	906

Total	$74,204	$76,123	$(1,919)

Sales. Sales for the three months ended March 30, 2007 decreased by $1.9 million or 2.5% compared to the three months ended March 31, 2006.

Sales in the Precision Technology Group decreased by $3.4 million, or 7.2% from $47.0 million for the three months ended March 31, 2006 to $43.6 million for the three months ended March 30, 2007. The decrease is attributed to volume declines in the medical printer and high speed drill product lines, along with the transfer of a small amount of intersegment sales to the Semiconductor Systems Group.

Sales in the Semiconductor Systems Group increased by $0.5 million or 1.7% in the three months ended March 30, 2007 to $31.9 million from $31.3 million in the three months ended March 31, 2006. This increase was primarily due to higher equipment sales.

Sales in our corporate segment represent elimination of sales between our segments and are shown in the table above as intersegment sales elimination.

Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America, Latin and South America, Europe, Japan; and Asia-Pacific. The following table shows sales in millions of dollars to each geographic region for the first quarter of 2007 and 2006, respectively.

	Three Months Ended
	March 30, 2007		March 31, 2006
	Sales	% of Total	Sales	% of Total
	(In millions)		(In millions)
North America	$24.1	32%	$21.1	28%
Latin and South America	0.2	—	0.3	—
Europe (EMEA)	12.8	17	12.0	16
Japan	13.8	19	10.7	14
Asia-Pacific, other	23.3	32	32.0	42

Total	$74.2	100%	$76.1	100%

Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Order backlog was $79.3 million at March 30, 2007.

Gross Profit by Segment. The following table sets forth gross profit in thousands of dollars by our business segments for the first quarter of 2007 and 2006.

	Three Months Ended
	March 30, 2007	March 31, 2006
Gross profit:
Precision Technology Group	$15,654	$18,585
Semiconductor Systems Group	13,886	12,970
Intersegment sales elimination and other	(105)	98

Total	$29,435	$31,653

Gross profit %:
Precision Technology Group	35.9%	39.6%
Semiconductor Systems Group	43.6	41.4
Intersegment sales elimination and other	8.2	(4.5)
Total	39.7%	41.6%

Gross profit was 39.7% in the three months ended March 30, 2007 compared to 41.6% in the three months ended March 31, 2006. The Company’s total gross profit is a result of the changes in gross profit at each segment level. Those changes are described below.

The gross profit for the Precision Technology Group decreased to 35.9% for the three months ended March 30, 2007, from 39.6% for the three months ended March 30, 2006. This decrease was primarily the result of lower sales volumes and product mix.

The gross profit for the Semiconductor Systems Group was 43.6% for the three months ended March 30, 2007 compared to 41.4% in the three months ended March 31, 2006. The increase in gross profit is primarily the result of product mix.

Research and Development and Engineering Expenses. Research and development and engineering expenses for the three months ended March 30, 2007 were 10.3% of sales, or $7.7 million, compared to 9.8% of sales, or $7.5 million in the three months ended March 31, 2006. The Company continues to invest in new product development projects in the Precision Technology and Semiconductor Systems Groups.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $14.0 million or 18.9% of sales in the three months ended March 30, 2007, compared with $15.0 million or 19.7% in the three months ended March 31, 2006. In March 2007, the Company recorded $2.0 million of a litigation settlement for legal claims as an offset to expenses for the quarter. This settlement was partially offset with increased personnel costs, and other expenses compared with the three months ended March 31, 2006.

Amortization of Purchased Intangibles. Amortization of purchased intangibles was $1.7 million for the three months ended March 30, 2007, primarily as a result of amortizing intangible assets from acquisitions. This compares to $1.8 million for the three months ended March 31, 2006.

Restructuring and Other. For the three months ended March 30, 2007 the Company reported $2.4 million in restructuring costs. In February 2007, the Company announced a plan to expand the Company’s manufacturing operations in China and restructure its manufacturing operations in the United Kingdom. This move is part of the Company’s overall plan to expand its presence in Asia and increase profitability. The Precision Technology Group will be moving additional laser and high speed air bearing spindle manufacturing from two UK facilities to the Company’s Suzhou, China facility. The Company will reduce manufacturing capacity at its UK facilities, streamline operations and discontinue production of selected low volume legacy product lines after consultation with customers. The Company expects to complete the manufacturing transfer and related restructuring by the end of 2007. Other income from operations was $0.2 million compared to $0.1 million in the three months ended March 31, 2006.

Income from Operations. Income from operations was $3.8 million in the three months ended March 30, 2007 compared to $7.5 million in the three months ended March 30, 2006. The $3.7 million decrease is essentially the result of lower revenues and restructuring costs offset with the settlement of a lawsuit.

Total Interest and other Income (Expense). For the three months ended March 30, 2007 the Company reported $1.5 million compared to $0.8 million in the three months ended March 31, 2006. The $0.7 million increase is attributable to higher total cash and cash equivalents along with higher interest rate yields for the three months ended March 30, 2007 compared to the three months ended March 31, 2006.

Foreign Exchange Transaction Losses. Foreign exchange transaction losses were approximately $0.4 million in the three months ended March 30, 2007 compared to $0.7 million for the three months ended March 31, 2006. These amounts arise primarily from transactions denominated in currencies other than functional currency and unrealized gains (losses) on derivative contracts.

Income Taxes. The effective tax rate for three months ended March 30, 2007, was 35.0% compared with 32.2% for the three months ended March 31, 2006. The tax rate for three months ended March 30, 2007 reflects the Company’s estimated annual effective tax rate and is driven by the jurisdictions where income is earned.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for the Uncertainty in Income Taxes, (FIN 48) on January 1, 2007. As a result of the implementation of FASB Interpretation No. 48, the Company recognized a $0.1 million increase in the liability for the unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. On the date of adoption of FASB interpretation No. 48, the Company had total unrecognized tax benefits of approximately $2.4 million (including interest and penalties of $0.5 million) that, if recognized would impact the Company’s effective tax rate.

Net Income. As a result of the foregoing factors, net income for the three months ended March 30, 2007 was $3.2 million, compared to $5.1 million for the three months ended March 31, 2006.

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. There is no change in our critical accounting policies included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Form 10-K, as amended, for the year ended December 31, 2006.

Liquidity and Capital Resources

Cash and cash equivalents totaled $147.4 million at March 30, 2007 compared to $138.3 million at December 31, 2006. Long-term investments, at March 30, 2007 and December 31, 2006, consist of a 25.1% equity investment in a private United Kingdom company which was valued at $0.7 million.

Cash Flows for Three Months Ended March 30, 2007 and March 31, 2006

Cash flows provided by operating activities for the three months ended March 30, 2007 were $8.0 million, compared to $3.3 million during the same period in 2006. Net income in the first quarter of 2007 was $3.2 million. Depreciation and amortization, unrealized loss on derivatives, stock-based compensation and deferred income taxes provided $4.5 million in the first quarter of 2007. Increases in accounts receivable, accounts payable, accruals and taxes receivable used $7.3 million, which was offset by a decrease in inventories and other current assets of $7.5 million. Net income in the first quarter of 2006 was $5.1 million. Loss on disposal of long lived asset, depreciation and amortization, unrealized gain on derivatives, stock-based compensation and deferred income taxes used $1.2 million in the first quarter of 2006. Increases in accounts receivable, other current assets, and increases in current liabilities provided $3.8 million in cash which was partially offset by decreases in inventories of $0.7 million in the first quarter of 2006.

Cash flows used in investing activities were $1.8 million during the three months ended March 30, 2007, primarily from the purchases of property plant and equipment which used $1.8 million in cash. In the same period in 2006, cash flows provided from investing activities were $8.4 million primarily from the net sales of short-term and long-term investments of $4.3 million and the sale of the Michigan building provided $6.1 million in cash, which were offset primarily by purchases of property plant and equipment of $1.8 million.

Cash flows provided by financing activities were $2.8 million during the three months ended March 30, 2007. This compares with $5.2 million in cash provided by financing activities in the quarter ended March 31, 2006 from the issue of share capital from the exercise of stock options.

Other Liquidity Matters

There have been no significant changes in the Company’s lines of credit, pensions, contractual obligations, acquisitions or off-balance sheet arrangements since December 31, 2006.

Our future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the level of sales we will be able to achieve in the future, the amount of expenses incurred, the introduction of new products and potential acquisition of related businesses or technology. We believe that existing cash and investment balances, together with cash generated from operations, will be sufficient to satisfy anticipated cash needs to fund working capital and investments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments, long-term investments and debt obligations. At March 30, 2007, the Company had $147.4 million invested in cash equivalents. At December 31, 2006, the Company had $138.3 million invested in cash equivalents. Due to the average maturities and the nature of the cash portfolio at March 30, 2007, a one percent change in interest rates could have approximately a $1.5 million impact on our interest income on an annual basis. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

Foreign Currency Risk. The Company enters into foreign currency forward contracts generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At March 30, 2007, the Company held derivative contracts to sell $1.0 million US dollars for British Pounds and to sell 1.3 billion Japanese Yen for US dollars.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See the description of legal proceedings in note 9 to the Consolidated Financial Statements.

Item 1A.	Risk Factors

There is no change in the risks included in Item 1A, Risk Factors, of the Company’s Form 10-K, for the year ended December 31, 2006. We face a number of risks. The risks included in our Form 10-K, may not be all of the risks that we face. Other sections of this report include additional factors that could have an effect on our business and financial performance. The markets in which we compete are very competitive and change rapidly. Sometimes new risks emerge and management may not be able to predict all of them, or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. You should not rely upon forward-looking statements as a prediction of future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the quarter ended March 30, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

GSI Group Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs
March 5 – March 23, 2007	50,000	$9.466	50,000	$10,744,107

All of the purchases shares noted above were made on the open market at prevailing prices using the Company’s available cash. The Stock Repurchase Program was announced on December 21, 2005 and provides for the repurchase of up to $15.0 million of the Company’s common shares.

Item 6.

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

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ SERGIO EDELSTEIN	President and Chief Executive Officer	May 3, 2007
Sergio Edelstein	(Principal Executive Officer)

/s/ ROBERT L. BOWEN	Vice President and Chief Financial Officer	May 3, 2007
Robert L. Bowen	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.