Form 10-Q
period 2007-06-29
GSI GROUP INC
filed 2007-08-07
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

As of July 24, 2007 there were approximately 42,673,999 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	June 29, 2007	December 31, 2006
ASSETS
Current
Cash and cash equivalents	$152,293	$138,315
Accounts receivable, less allowance of $624 (December 31, 2006 — $911) (note 1, 6)	72,522	54,546
Income taxes receivable (note 10)	4,691	5,755
Inventories (note 2)	73,891	72,703
Deferred tax assets (note 10)	8,001	7,925
Other current assets (note 2)	6,171	11,559

Total current assets	317,569	290,803
Property, plant and equipment, net of accumulated depreciation of $32,747 (December 31, 2006 — $28,588)	33,939	33,511
Deferred tax assets (note 10)	20,566	20,099
Other assets (note 2)	673	710
Long-term investments (note 7)	803	693
Intangible assets, net of amortization of $7,528 (December 31, 2006 — $6,380) (note 2)	13,982	14,965
Patents and acquired technology, net of amortization of $37,885 (December 31, 2006 — $35,455) (note 2)	22,356	24,203
Goodwill (note 2)	26,421	26,421

	$436,309	$411,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$16,184	$14,002
Accrued compensation and benefits	10,635	13,455
Deferred Revenue (note 1)	15,317	2,965
Other accrued expenses (note 2)	10,915	12,881

Total current liabilities	53,051	43,303
Deferred compensation	650	2,740
Deferred tax liabilities (note 10)	12,412	12,342
Accrued long term restructuring (note 8)	997	1,141
Income taxes payable (note 10)	1,787	—
Accrued pension liability (note 11)	8,936	8,806

Total liabilities	77,833	68,332
Commitments and contingencies (note 9)
Stockholders’ equity (note 4,5)
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 42,597,401 (December 31, 2006 — 41,889,804)	316,204	310,635
Additional paid-in capital	6,593	5,314
Retained earnings	35,673	29,431
Cumulative effect of adopting FIN No. 48 – Accounting for Uncertainty in Income Taxes	146	—
Accumulated other comprehensive loss	(140)	(2,307)

Total stockholders’ equity	358,476	343,073

	$436,309	$411,405

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Sales	$73,117	$76,401	$147,321	$152,524
Cost of goods sold	43,362	44,009	88,131	88,583

Gross profit	29,755	32,392	59,190	63,941
Operating expenses:
Research and development and engineering	7,729	7,400	15,386	14,841
Selling, general and administrative	15,027	15,753	29,066	30,575
Amortization of purchased intangibles	1,690	1,513	3,419	3,341
Restructuring and other (note 8)	1,474	(129)	3,728	(135)

Total operating expenses	25,920	24,537	51,599	48,622
Income from operations	3,835	7,855	7,591	15,319
Other income (expense)	47	(6)	94	24
Interest income	1,667	1,092	3,214	1,980
Interest expense	(24)	(539)	(81)	(684)
Foreign exchange transaction gains (losses)	(62)	140	(434)	(569)

Income before income taxes	5,463	8,542	10,384	16,070
Income tax provision (note 10)	2,140	2,358	3,861	4,783

Net income	$3,323	$6,184	$6,523	$11,287

Net income per common share:
Basic	$0.08	$0.15	$0.15	$0.27
Diluted	$0.08	$0.15	$0.15	$0.27
Weighted average common shares outstanding (000’s)	42,427	42,100	42,204	42,008
Weighted average common shares outstanding for diluted net income per common share (000’s)	42,678	42,304	42,409	42,400

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$3,323	$6,184	$6,523	$11,287
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of assets	—	(187)	—	(193)
Depreciation and amortization	4,202	3,388	8,326	6,937
Unrealized gain on derivatives	(460)	(119)	(407)	(119)
Stock-based compensation	693	61	1,022	61
Deferred income taxes	(214)	(4,424)	(199)	(6,748)
Earnings from equity investment	(47)	—	(94)	—
Changes in current assets and liabilities:
Accounts receivable	(11,143)	1,588	(16,250)	(8,287)
Inventories	(680)	(7,295)	849	(6,551)
Other current assets	(173)	1,990	5,837	1,707
Accounts payable, accruals and taxes (receivable) payable	10,642	10,072	8,469	16,424

Cash provided by (used in) operating activities	6,143	11,258	14,076	14,518
Cash flows from investing activities:
Acquisition of business	(3,006)	—	(3,006)	—
Sale of assets	—	341	—	6,454
Other additions to property, plant and equipment	(1,495)	(2,560)	(3,293)	(4,368)
Proceeds from the sale and maturities of short-term and long-term investments	—	22,471	—	49,271
Purchases of short-term and long-term investments	—	—	—	(22,514)
(Increase) decrease in other assets and liabilities	11	(81)	27	(229)

Cash provided by (used in) investing activities	(4,490)	20,171	(6,272)	28,614
Cash flows used in financing activities:
Purchase of treasury shares	(286)	(3,773)	(760)	(3,773)
Excess Tax benefit of stock options	204	—	258	1,001
Issue of common shares from the exercise of stock options	3,095	6	6,328	4,250

Cash (used in) provided by financing activities	3,013	(3,767)	5,826	1,478
Effect of exchange rates on cash and cash equivalents	191	1,292	348	1,443

Increase (decrease) in cash and cash equivalents	4,857	28,954	13,978	46,053
Cash and cash equivalents, beginning of period	147,436	86,385	138,315	69,286

Cash and cash equivalents, end of period	$152,293	$115,339	$152,293	$115,339

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 29, 2007

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

Comparative Amounts

Certain prior year amounts have been reclassified to conform to the current year presentation in the financial statements and notes as of and for the three and six months ended June 29, 2007. For the periods ended June 30, 2006, interest income of $0.8 million has been reclassified to offset interest expense. These reclassifications had no effect on the previously reported net earnings or stockholders’ equity.

Classification of Deferred Revenue

In the second quarter of 2007, as a result of increased shipments to customers with acceptance provisions the Company changed how it presents deferred revenue on the balance sheet. Deferred revenue attributable to these transactions, as well as other revenue deferrals, has been reported separately in current liabilities. In prior periods, these amounts were incorrectly shown as an offset to accounts receivable until payment was received. The Company believes the amounts for the prior periods, approximately $4.0 million at December 31, 2006, are not material and thus, have not restated the related balance sheet amounts. There was no effect on income or shareholders equity for this change.

At June 29, 2007, this change resulted in an increase to accounts receivable and deferred revenue of approximately $12 million.

2. Supplementary Balance Sheet Information

The following tables provide details of selected balance sheet accounts.

Inventories

	June 29, 2007	December 31, 2006
Raw materials	$32,814	$36,839
Work-in-process	15,002	11,959
Finished goods	22,566	17,680
Demo inventory	3,509	6,225

Total inventories	$73,891	$72,703

Other Assets

	June 29, 2007	December 31, 2006
Other current assets:
Prepaid VAT and VAT receivable	$1,565	$7,146
Other prepaid expenses	3,034	3,025
Other current assets	1,572	1,388

Total	$6,171	$11,559

Other assets:
Deposits and other	$673	$710

Total	$673	$710

Intangible Assets

	June 29, 2007		December 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and acquired technology	$60,241	$(37,885)	$59,658	$(35,455)

Accumulated amortization	(37,885)		(35,455)

Net patents and acquired technology	$22,356		$24,203

	June 29, 2007		December 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer relationships	$15,325	$(5,560)	$15,204	$(4,651)
Trademarks, trade names and other	6,185	(1,968)	6,141	(1,729)

Total cost	21,510	$(7,528)	21,345	$(6,380)

Accumulated amortization	(7,528)		(6,380)

Net intangible assets	$13,982		$14,965

Goodwill

The Company accounts for goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill not be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. During the second quarter of 2007, the Company completed its annual testing of goodwill. There were no indications of impairment; therefore, no write-down of goodwill was necessary.

Other Accrued Expenses

	June 29, 2007	December 31, 2006
Accrued warranty	$4,521	$4,814
Accrued audit and tax	738	1,400
VAT payable	92	1,230
Accrued restructuring (note 8)	1,023	196
Accrual for recourse receivables	1,158	993
Other	3,383	4,248

Total	$10,915	$12,881

Accrued Warranty

	For the Three Months Ended June 29, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 29, 2007	For the Six Months Ended June 30, 2006
Balance at the beginning of the period	$4,790	$4,578	$4,814	$4,445
Charged to costs of goods sold	1,044	1,389	2,206	2,752
Use of provision	(1,345)	(1,383)	(2,540)	(2,622)
Foreign currency exchange rate changes	32	35	41	44

Balance at the end of the period	$4,521	$4,619	$4,521	$4,619

3. New Accounting Pronouncements

Fair Value Measurements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS No.157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The fair value measurement election is irrevocable once made and subsequent changes in fair value must be recorded in earnings. The effect of adoption will be reported as a cumulative-effect adjustment to beginning retained earnings. This statement is effective for the Company beginning January 1, 2008. The Company expects to adopt SFAS No. 159 in 2008 and is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

4. Stockholders’ Equity

Capital Stock

The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During the six months ended June 29, 2007 and June 30, 2006, 786,597 and 568,571 common shares, respectively, were issued pursuant to the exercise of stock options and warrants and the vesting of restricted stock for proceeds of approximately $6.3 and $4.3 million.

In the six months ended June 29, 2007, the Company repurchased and cancelled 79,000 shares of its common stock on the open market in accordance with its stock repurchase plan. These shares were purchased at an aggregate cost of approximately $0.8 million. As of June 29, 2007, approximately $10.5 million remains in the Company’s program to purchase shares on the open market.

Accumulated Other Comprehensive Loss

The following table provides the details of accumulated other comprehensive loss at:

	June 29, 2007	December 31, 2006
Accumulated foreign currency translations	$8,316	$6,000
Accrued pension liability, net of tax of $244	(8,456)	(8,307)

Total accumulated other comprehensive loss	$(140)	$(2,307)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net income	$3,323	$6,184	$6,523	$11,287
Change in unrealized loss (gain) on investments, net of tax of nil	—	(2)	—	(9)
Change in accrued minimum pension liability, net of tax of nil	(123)	(456)	(149)	(493)
Cumulative effect of adopting FIN 48	—	—	(146)	—
Foreign currency translation adjustments	1,737	4,177	2,316	4,540

Comprehensive income (loss)	$4,937	$9,903	$8,544	$15,325

Net income per common share

Basic net income per common share was computed by dividing net income by the weighted-average number of common shares outstanding during the period. For diluted net income per common share, the denominator also includes dilutive outstanding stock options, restricted stock and warrants determined using the treasury stock method.

Common and common share equivalent disclosures are:

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(In thousands)		(In thousands)
Weighted average common shares outstanding	42,427	42,100	42,204	42,008
Dilutive potential common shares	251	204	205	392

Diluted common shares	42,678	42,304	42,409	42,400

Excluded from calculation—stock options, restricted stock and warrants that would have been anti-dilutive	363	1,603	1,076	761

5. Stock Based Compensation

Stock Based Compensation

The Company has several stock-based compensation plans, the 2006 Equity Incentive Plan, under which stock-based grants may be issued and several other plans under which no new grants will be made. The 2006 Equity Incentive Plan provides for grants of various stock based awards including, but not limited to, stock options, stock appreciation rights and restricted stock. Since 2006, the Company has issued both time and performance-based restricted stock grants, under the 2006 Equity Incentive Plan, to senior executives and key employees.

Restricted Stock

The Company recorded compensation expense, primarily included in selling, general and administrative expenses, related to its restricted stock awards totaling $0.7 million and $1.0 million during the three and six months ended June 29, 2007, respectively. For the three and six months ended June 30, 2006 the company recorded $0.1 million. These expenses have been recorded as an increase in additional paid-in capital on the Company’s balance sheet.

It is the Company’s policy to issue new shares for equity awards. The Company recognizes compensation expense on fixed awards on a straight-line basis over the requisite service period. The Company estimates the performance-shares expected to be earned based on the probability of meeting the performance criteria. The Company estimates the forfeiture rate periodically and adjusts for actual experience as necessary.

On March 26, 2007 the Compensation Committee granted 693,450 restricted stock awards to senior executives and key employees of the Company. Of these restricted awards, 251,250 are time-based, and the remaining 442,200 are performance-based. Consistent with the Company’s 2006 grants, performance based shares are earned based on achievement of 2007 profitability targets. These grants vest annually over 3 years on March 26, 2008, March 26, 2009 and March 26, 2010.

Restricted Stock activity for the six months ended June 29, 2007 is presented below.

	Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at December 31, 2006	605,590	$9.28
Granted	693,450	9.96
Vested	(51,983)	9.78
Forfeited	(52,452)	9.78

Nonvested shares at June 29, 2007	1,194,605	$9.64

As of June 29, 2007, there was $11.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average remaining period of 2.51 years. As of June 29, 2007, there remain 841,158 common shares available to issue pursuant to this plan.

Stock Option Plans

The Company has several stock option plans and a warrant plan with outstanding grants issued prior to 2006. In 2005, the vesting of all options was accelerated making all options in these plans fully vested. No new options will be granted under these old plans, as all future equity grants will proceed under the 2006 Equity Incentive Plan.

Stock option and warrant activity for the six months ended June 29, 2007 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,342	$9.73
Granted	—	—
Exercised	(735)	8.65
Forfeited and expired	(113)	10.37

Outstanding at June 29, 2007	1,494	$10.16	2.32	$1,022

Exercisable at June 29, 2007	1,494	$10.16	2.32	$1,022

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the quoted price of our common shares for the 442,417 options and warrants that were in the money at June 29, 2007. The intrinsic value of exercised options and warrants for the three months ended June 29, 2007 and June 30, 2006 was $800 thousand and $10 thousand, respectively. The intrinsic value of exercised options and warrants for the six months ended June 29, 2007 and June 30, 2006 was $1.0 million and $3.0 million, respectively.

6. Related Party Transactions

Richard B. Black, a director of the Company, is also the President and Chief Executive Officer of ECRM, Inc. ECRM, Inc. is a customer of GSI’s and purchases Precision Technology products at prices and terms approximately equivalent to third-party transactions. For the three and six months ended June 29, 2007, ECRM purchased $0.3 and $0.6 million from the Company. For the three months ended June 30, 2006 ECRM had no purchases from the Company. For the six month period ended June 30, 2006 $0.1 million was recorded as sales revenue from ECRM. Receivables from ECRM, Inc. of $0.3 million at both June 29, 2007 and December 31, 2006, respectively, are included in accounts receivable.

The Company recorded sales revenue from Sumitomo Heavy Industries Ltd., a significant shareholder of the Company, of $0.8 million in the three months ended June 29, 2007 and $1.6 million in the three months ended June 30, 2006 at prices and terms approximately equivalent to third-party transactions. In the six months ended June 29, 2007 and June 30, 2006, these revenues were $1.6 million and $2.6 million, respectively. Receivables from Sumitomo Heavy Industries Ltd. of $0.2 million and $0.7 million as at June 29, 2007 and December 31, 2006, respectively, are included in accounts receivable on the balance sheet. The Company purchases raw materials from Sumitomo at amounts and terms approximately equivalent to third-party transactions. The Company purchased $0.1 million from Sumitomo in both of the six month periods ended June 29, 2007 and June 30, 2006. Payables due to Sumitomo Heavy Industries Ltd. of $14 thousand and $6 thousand at June 29, 2007 and December 31, 2006 are included in accounts payable on the balance sheet.

Through July 2006, the Company had an agreement with V2Air LLC relating to the use of V2Air LLC’s aircraft for Company purposes. The Company’s former President and Chief Executive Officer, Charles D. Winston owned V2Air LLC. Pursuant to the terms of the agreement, the Company was required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. This agreement was terminated in July 2006 and the Company expects no further payments to be made under the agreement. During the three months and six months ended June 30, 2006 the Company reimbursed V2Air LLC a total of $0.1 million under the terms of the agreement.

7. Financial Instruments

Long-term Investments

Long term investments at June 29, 2007 and December 31, 2006 consists of a 25.1% equity investment in a private United Kingdom company, valued at approximately $0.8 million at June 29, 2007 and $0.7 million at December 31, 2006. The Company uses the equity method to record the results of this entity. For the six months ended June 29, 2007, the Company recognized as other income approximately $0.1 million in earnings related to this investment.

Derivative Financial Instruments

The Company uses currency forwards and swaps to manage exposure to changes in foreign currency exchange rates associated with forecasted sales transactions, primarily in Japanese Yen. The Company records, at fair value, all outstanding derivatives as of quarter end as assets or liabilities in the consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument. The changes in fair value are recorded in the consolidated statement of operations.

The Company enters into foreign currency contracts which are generally less than six months in duration to hedge a portion of its foreign currency risk on sales transactions. As of June 29, 2007, the Company held the following derivative contracts:

•	To sell 1.2 million Japanese Yen

•	To sell US Dollars for the equivalent of 1.5 million British Pounds

•	To sell Euros for the equivalent of 0.6 million British Pounds

At June 29, 2007 the unrealized gain was $0.4 million. The Company had no forward exchange contracts at June 30, 2006.

8. Restructuring and Other

Restructuring Charges

In February 2007, the Company announced a plan to expand the Company’s manufacturing operations in China and restructure its manufacturing operations in the United Kingdom. This move is part of the Company’s overall plan to expand its presence in Asia and increase profitability. The Precision Technology Group will be moving additional laser and high speed air bearing spindle manufacturing from two UK facilities to the Company’s Suzhou, China facility. The Company expects to complete the manufacturing transfer and related restructuring by the end of 2007. The Company expects to record restructuring charges during 2007 of between $6.5 million and $7.0 million. The restructuring charges are projected to include approximately

•	$2.4 million in termination benefits

•	$2.0 million in inventory write offs related to product consolidation activities

•	$1.4 million in capital asset write offs

•	$0.5 million in costs associated with the manufacturing transition to Suzhou

•	$0.4 million in impairment charges related to facility consolidations in accordance with SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities.

For the six months ended June 29, 2007 the Company has incurred $4.0 million in restructuring costs of which: $2.3 million related to termination benefits, $1.5 million was for inventory write offs and $0.2 million was for manufacturing transition costs.

As a result of restructuring programs undertaken prior to 2006, the Company has $1.3 million of reserves for excess space in its Munich facility. In 2006 the Company entered into a sub-lease arrangement to have the Munich facility fully sub-let in May 2007. The Company reviewed its Munich facility excess space restructuring accrual, which covers the anticipated future contractual lease payments (through January 2013) less the proceeds from the sub-lease, and $0.01 million restructuring reserve was required for the period ended June 29, 2007. For the three and six months ended June 29, 2007 the Company has received $0.2 and $0.3 million in rental income from the sub-lease of the Munich facility.

The following table summarizes changes in the restructuring reserve included in other accrued expenses on the balance sheet.

Total
(In millions)
Reserve at December 31, 2006	$1.3
Charges during the three months ended March 30, 2007	2.4
Cash payments during the three months ended March 30, 2007	(2.3)

Reserve at March 30, 2007	1.4
Charges during the three months ended June 29, 2007	1.7
Cash payments during the three months ended June 29, 2007	(1.1)

Reserve at June 29, 2007	$2.0

Current Portion of Restructuring Reserve	$1.0

Long-term Portion of Restructuring Reserve	$1.0

Acquisition of the UK Beryllium Business

On June 1, 2007, the Company acquired the beryllium mirror and structures business of UK-based Thales Optronics (Taunton) Ltd, for approximately $2.5 million, plus approximately $0.5 million in acquisition related expenses. The acquisition will help strengthen our market position in optical scanning. The acquisition was accounted for under FAS No. 141 “Business Combinations”. The Company allocated its’ costs of acquisition to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. In accordance with FAS No. 141 the excess of the fair value of the acquired net assets over the purchase cost was allocated on a pro rata basis to the acquired long term assets, which consisted of property, plant and equipment and intangible assets. The results of operations are included in the Precision Technology Segment of the Company’s financial statements as of the acquisition date. The purchase price allocation as of June 29, 2007 is preliminary.

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

Legal Proceedings and Disputes

In March 2007, the Company and Lumenis settled the previously reported Spectron legal claims for a cash payment from Lumenis to the Company. A portion of the payment has been applied in full satisfaction of a receivable from Lumenis, and the remainder ($2.0 million) has been recorded as an offset to selling, general and administrative expenses as it represents a recovery of previous amounts expensed.

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

Historically, we have not made any significant payments under such indemnifications. At June 29, 2007 and December 31, 2006, nothing has been accrued in the consolidated financial statements with respect to these indemnification undertakings.

10. Income Taxes

At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The Company is anticipating a loss for the fiscal year in the United Kingdom. The Company is excluding the benefits from this loss from the overall computation of the annual effective tax and interim period tax rate. The tax effect of significant unusual items is reflected in the period in which they occur. The Company’s reported effective tax rate of 37.2% for the six months ended June 29, 2007, differed from the expected Canadian federal statutory rate of 32.0%, primarily due to the mix of jurisdictions in which the Company earns income, changes to the valuation allowance for deferred tax assets in Canada and the United Kingdom, the recognition of prior year extraterritorial income exclusion in the U.S., and the exclusion of tax benefits generated from the United Kingdom.

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

The Company records a valuation allowance if it is more likely than not that a portion of its deferred tax assets will not be realized. The Company has considered historical losses, future taxable income, and expected reversals of existing temporary differences in assessing the need for a valuation allowance. The Company has not recorded a provision for withholding tax on undistributed earnings of foreign subsidiaries, as the Company currently has no plans to repatriate those earnings. Determination of the amount of unrecognized deferred tax liabilities is not practicable because of the complexities associated with its hypothetical calculation. In one jurisdiction where the Company incurred a three year cumulative loss, the Company is implementing certain tax strategies to support its remaining net deferred tax assets.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN No. 48) on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a $0.1 million increase in the liability for unrecognized tax benefits. On the date of adoption of FASB Interpretation No. 48, the Company had total unrecognized tax benefits of approximately $2.4 million (including interest and penalties of $0.5 million) that, if recognized, would impact the Company’s effective tax rate. Also, as a result of this adoption the Company has re-classified $1.4 million of tax liabilities to long-term. At June 29, 2007 the Company has total unrecognized tax benefits of $2.9 million (including interest and penalties of $0.5 million). During the second quarter of 2007 the Company increased its unrecognized tax benefit by $0.5 million.

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

11. Defined Benefit Pension Plan

The Company’s subsidiary in the United Kingdom maintains a pension plan, known as the GSI Lumonics Ltd. United Kingdom Pension Scheme Retirement Savings Plan. The plan has two components: the Final Salary Plan, which is a defined benefit plan, and the Retirement Savings Plan, which is a defined contribution plan. Membership to the defined benefit Final Salary Plan has been closed to new members for more than ten years, and, in 2003 participant benefits stopped accruing.

The Company continues to follow its policy to fund pensions and other benefits based on widely used actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. The assets of this plan consist primarily of equities, real estate and fixed income securities of U.K. and foreign issuers.

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

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Components of the net periodic pension cost:
Interest cost	$406	$352	$811	$703
Expected return on plan assets	(445)	(263)	(891)	(526)
Amortization of unrecognized gain (loss)	96	106	193	212

Net periodic pension cost	$57	$195	$113	$389

The Company’s Japanese subsidiary maintains a tax qualified pension plan. The plan, a quasi-defined benefit pension plan, covers substantially all regular employees, under which the company deposits funds under various fiduciary-type arrangements and/or purchases annuities under group contracts. Benefits are based on years of service and the employee’s compensation at retirement. For employees with less than twenty years of service to the Company, the benefit is paid out in a lump sum based on years of service and the employee’s compensation at retirement. For employees with twenty or more years of service to the Company, the benefit is guaranteed for a certain number of years and is based on years of service and the employee’s compensation at retirement. Participants may under certain circumstances, receive a benefit upon termination of employment.

The assumptions used to value the costs and obligations of the plan reflect the Japanese economic environment. The Company continues to fund the plan sufficiently to meet current benefits as well as to fund a certain portion of future benefits as permitted in accordance with regulatory authorities.

The table below sets forth the estimated net periodic cost of the Japanese tax qualified pension plan.

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Components of the net periodic pension cost:
Service cost	$40	$47	$79	$95
Interest cost	5	7	11	14
Expected return on plan assets	(1)	(1)	(1)	(2)
Amortization of unrecognized gain	16	16	29	32

Net periodic pension cost	60	$69	$118	$139

12. Segment Information

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

Segments

Information on reportable segments is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Sales:
Precision Technology Group	$46,921	$50,439	$90,545	$97,417
Semiconductor Systems Group	27,110	29,012	58,968	60,341
Intersegment sales elimination	(914)	(3,050)	(2,192)	(5,234)

Total	$73,117	$76,401	$147,321	$152,524

The Company’s chief operating decision maker does not review asset information or operating income on a segmented basis, therefore a breakdown of assets and operating income by segments is not included.

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

	Three months ended
	June 29, 2007		June 30, 2006
	Sales	% of Total	Sales	% of Total
	(In millions)		(In millions)
Revenues from external customers:
North America	$19.2	26%	$22.1	29%
Latin and South America	0.1	—	0.5	1
Europe (EMEA)	12.6	17	14.3	18
Japan	15.7	22	8.8	12
Asia-Pacific, other	25.5	35	30.7	40

Total	$73.1	100%	$76.4	100%

	Six months ended
	June 29, 2007		June 30, 2006
	Sales	% of Total	Sales	% of Total
	(In millions)		(In millions)
Revenues from external customers:
North America	$43.3	29%	$43.2	28%
Latin and South America	0.3	—	0.8	1
Europe (EMEA)	25.4	17	26.3	17
Japan	29.5	20	19.5	13
Asia-Pacific, other	48.8	34	62.7	41

Total	$147.3	100%	$152.5	100%

			June 29, 2007	December 31, 2006
Long-lived assets and goodwill:
USA			$60,647	$62,721
Europe			32,804	33,424
Japan			478	541
Asia-Pacific, other			2,769	2,414

Total			$96,698	$99,100

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Precision Technology Group contains diversified product lines ranging from high speed drills to highly precise linear and rotary encoders and lasers. Applications include formatting hard drives and drilling holes in printed circuit boards. Our laser products division produces high quality repeatable cuts, welds, holes and specialist marks on customer’s products.

Our Semiconductor Systems Group supplies leading edge equipment to the semiconductor industry. These include systems to mark wafers, trim and test devices on silicon wafers and repair DRAM and NAND flash memory wafers. Other systems include resistor trimming and inspection of solder paste and components on PCB’s.

The Company’s strategy is to grow through introductions of advanced new products based on continued development of core technologies and through acquisitions of complementary businesses. In addition, the Company continues to make improvements in operational efficiency through the integration of key business processes, expansion of Asian operations and restructuring of selected business lines.

Highlights for the Three Months Ended June 29, 2007

•	Sales for the quarter decreased to $3.3 million to $73.1 million from $76.4 million in the second quarter of 2006.

•	Net income for the quarter was $3.3 million, or $0.08 per diluted share, compared to a net income of $6.2 million, or $0.15 per diluted share, in the second quarter of 2006.

•

Bookings of orders were $89.5 million in the second quarter of 2007 compared to $99.1 million in the second quarter of 2006. Ending backlog was $98.1 million as compared with $92.7 million at the end of the second quarter of last year.

•	Cash and cash equivalents were $152.3 million at June 29, 2007.

•

On June 1, 2007 the Company acquired the beryllium mirror and structures business of UK-based Thales Optronics, for approximately $3.0 million. The acquisition will help strengthen our market position in optical scanning.

Results of Operations Three Months Ended June 29, 2007 Compared to Three Months Ended June 30, 2006

The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	June 29, 2007	June 30, 2006
Sales	100.0%	100.0%
Cost of goods sold	59.3	57.6

Gross profit	40.7	42.4
Operating expenses:
Research and development and engineering	10.6	9.7
Selling, general and administrative	20.6	20.7
Amortization of purchased intangibles	2.3	2.0
Restructuring and other	2.1	(0.2)

Total operating expenses	35.6	32.2

Income from operations	5.1	10.2
Other income	—	—
Interest income	2.3	1.5
Interest expense	—	(.7)
Foreign exchange transaction gains	—	0.2

Income before income taxes	7.4	11.2
Income tax provision	2.9	3.1

Net income	4.5%	8.1%

Sales by Segment. The following table sets forth sales in thousands of dollars by our business segments for the second quarter of 2007 and 2006.

	Three Months Ended
	June 29, 2007	June 30, 2006	Increase (Decrease)
Sales:
Precision Technology Group	$46,921	$50,439	$(3,518)
Semiconductor Systems Group	27,110	29,012	(1,902)
Intersegment sales elimination	(914)	(3,050)	2,136

Total	$73,117	$76,401	$(3,284)

Sales. Sales for the three months ended June 29, 2007 decreased by $3.3 million or 4.3%, compared to the quarter ended June 30, 2006.

Sales in the Precision Technology Group segment decreased by $3.5 million, or 7.0%, from $50.4 million for the second quarter of 2006 to $46.9 million in the same period in 2007. The decrease is attributed to volume declines in the medical printer and high speed drill product lines, along with the transfer of intersegment sales to the Semiconductor System Group.

Sales in the Semiconductor Systems Group segment decreased by $1.9 million, or 6.6% over sales in the same period in 2006. Revenue was lower due to the timing of revenue recognition in accordance with the Company’s revenue recognition policy. That policy requires that revenue on new products or with new customers be deferred until the customer acceptance is received. Deferred revenue increased during the same period by $12.4 million.

Sales in our Corporate segment represent elimination of sales between our segments and are shown in the table above as intersegment sales elimination.

Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America, Latin and South America, Europe, Japan, and Asia-Pacific. The following table shows sales in millions of dollars to each geographic region for the second quarter of 2007 and 2006, respectively.

	Three Months Ended
	June 29, 2007		June 30, 2006
	Sales	% of Total	Sales	% of Total
	(In millions)		(In millions)
North America	$19.2	26%	$22.1	29%
Latin and South America	0.1	—	0.5	1
Europe (EMEA)	12.6	17	14.3	18
Japan	15.7	22	8.8	12
Asia-Pacific, other	25.5	35	30.7	40

Total	$73.1	100%	$76.4	100%

Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Order backlog as of June 29, 2007 was $98.1 million compared to $92.7 million as of June 30, 2006. The increase in the backlog is attributable to the Semiconductor Systems Group.

Gross Profit by Segment. The following table sets forth gross profit in thousands of dollars by our business segments for the second quarter of 2007 and 2006.

	Three Months Ended
	June 29, 2007	June 30, 2006
Gross profit:
Precision Technology Group	$17,995	$20,561
Semiconductor Systems Group	11,544	11,952
Intersegment sales elimination and other	216	(122)

Total	$29,755	$32,391

Gross profit %:
Precision Technology Group	38.4%	40.8%
Semiconductor Systems Group	42.6	41.2
Intersegment sales elimination and other	(23.7)	(4.0)
Total	40.7%	42.4%

Gross profit was 40.7% in the three months ended June 29, 2007 compared to 42.4% in the three months ended June 30, 2006. The Company’s total gross profit is a result of the changes in gross profit at each segment level. Those changes are described below.

The gross profit for the Precision Technology Group decreased to 38.4% for the three months ended June 29, 2007, compared to 40.8% in the same period last year. The decrease in gross profit is primarily the result of lower volume and product mix.

The gross profit for Semiconductor Systems Group was 42.6% for the second quarter of 2007 compared to 41.2% in the same period last year. The increase in gross profit is primarily the result of product mix.

Research and Development Expenses. Research and development expenses for the three months ended June 29, 2007 were 10.6% of sales, or $7.7 million, compared to 9.7% of sales, or $7.4 million in the three months ended June 30, 2006. The Company continues to invest in new product development projects in both the Precision Technology and Semiconductor Systems Groups.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.0 million in the three months ended June 29, 2007, compared with $15.8 million, in the three months ended June 30, 2006. The decrease is mainly the result of decreased personnel costs, and other expenses compared with the same period last year.

Amortization of Purchased Intangibles. Amortization of purchased intangibles was $1.7 million for the quarter ended June 29, 2007 primarily as a result of amortizing intangible assets from acquisitions. This compares to $1.5 million for the same period in 2006.

Restructuring and Other. For the three months ended June 29, 2007, the Company reported $1.7 million in restructuring costs related to the announced plan to expand the Company’s manufacturing operations in China and restructure its manufacturing operations in the United Kingdom. The move is part of the Company’s overall plan to expand its presence in Asia and increase profitability. The Company expects to complete the manufacturing transfer and related restructuring by the end of 2007. Offsetting these expenses, the Company received $0.2 million in rental income from the sub-lease of the facilities. For the three months ended June 30, 2006, the Company reported $0.1 million in other income from operations, comprised of the following; the Company recorded a $0.1 million charge on the Munich facility which is an update to previous restructuring charges. The charge represents the difference between estimated sublet income and the Company’s lease payments over the remainder of the lease. On June 30, 2006 the Company sold a small parcel of land in Nepean, Ontario, Canada and recorded a gain of $0.2 million on the transaction. This land was the last Canadian property that the Company owned.

Income from Operations. Income from operations was $3.8 million in the three months ended June 29, 2007, compared to $7.9 million in the three months ended June 30, 2006. The $4.1 million decrease is essentially the result of lower revenues and restructuring costs.

Interest Income. Interest income was $1.7 million in the second quarter of 2007 compared to $1.1 million in the second quarter of 2006. The $0.6 million increase is attributable to higher total cash and short term investment balances along with higher interest rate yields for the quarter ended June 29, 2007 compared to the quarter ended June 30, 2006.

Interest Expense. Interest expense was $0.1 million in the three months ended June 29, 2007 compared to $0.5 million, in the three months ended June 30, 2006. During 2007 and 2006, the Company had no bank debt. Interest expense is primarily from discounting receivables with recourse at a bank and for interest on deferred compensation. The Company recorded a one time charge of $0.5 million in the three months ended June 30, 2006 for interest associated with the settlement of value added tax payment to a foreign jurisdiction.

Foreign Exchange Transaction Gain (Loss). Foreign exchange transaction losses were approximately $0.1 million in the three months ended June 29, 2007 compared to a $0.1 million gain for the three months ended June 30, 2006. These amounts arise primarily from transactions denominated in currencies other than functional currency and unrealized gains (losses) on derivative contracts.

Income Taxes. The effective tax rate for three months ended June 29, 2007 was 39.2% compared with 27.6% for the same period in 2006. The tax rate for three months ended June 29, 2007 reflects the Company’s estimated annual effective tax rate and is driven by the jurisdictions where income is earned, the recognition of prior year extraterritorial income exclusion in the U.S., and the exclusion of tax benefits generated from the United Kingdom.

Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. When making this determination, a review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carry-back and carry-forward periods, existing sales backlog, future taxable income projections and tax planning strategies. We have previously provided valuation allowances against losses in the parent company and subsidiaries with an inconsistent history of taxable income and loss due to the uncertainty of their realization. In addition, the Company has provided a valuation allowance on tax credits and net operating losses, due to the uncertainty of generating earned income to claim the tax credits or use the net operating losses. In the second quarter of 2007 the Company’s U.K. subsidiary is in a cumulative loss position. Despite being in a cumulative loss position the Company believes there is enough positive evidence to maintain the remaining deferred tax assets related to its U.K. deferred tax assets in the next two years.

In the event that actual results differ from our estimates of future taxable income, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could have a material impact on our financial position and results of operations.

Net Income. As a result of the foregoing factors, net income for the second quarter of 2007 was $3.3 million, compared to $6.2 million in the same period in 2006.

Results of Operations for the Six Months Ended June 29, 2007 Compared to the Six Months Ended June 30, 2006

The following table sets forth items in the unaudited consolidated year-to-date statement of operations as a percentage of sales for the periods indicated:

	Six Months Ended
	June 29, 2007	June 30, 2006
Sales	100.0%	100.0%
Cost of goods sold	59.8	58.1

Gross profit	40.2	41.9
Operating expenses:
Research and development and engineering	10.4	9.7
Selling, general and administrative	19.7	20.2
Amortization of purchased intangibles	2.3	2.2
Restructuring and other	2.6	(0.2)

Total operating expenses	35.0	31.9

Income from operations	5.2	10.0
Other income (expense)	0.1	—
Interest income	2.2	1.3
Interest expense	(0.1)	(0.4)
Foreign exchange transaction (losses) gains	(0.3)	(0.4)

Income before income taxes	7.1	10.5
Income tax provision	2.6	3.1

Net income	4.5%	7.4%

Sales by Segment. The following table sets forth sales in thousands of dollars by our business segments for the six months ended June 29, 2007 and June 30, 2006.

	Six Months Ended
	June 29, 2007	June 30, 2006	Increase (Decrease)
Sales:
Precision Technology Group	$90,545	$97,417	$(6,872)
Semiconductor Systems Group	58,968	60,341	(1,373)
Intersegment sales elimination	(2,192)	(5,234)	3,042

Total	$147,321	$152,524	$(5,203)

Sales. Sales for the six months ended June 29, 2007 decreased $5.2 million or 3.4% compared to the six months ended June 30, 2006.

Sales for our Precision Technology Group segment decreased by $6.9 million, or 7.1%, for the first half of 2007 as compared to the same period in 2006. The decrease is attributed to volume declines in the medical printer and high speed drill product lines, along with the transfer of intersegment sales to the Semiconductor Systems Group.

Sales in our Semiconductor Systems Group segment decreased by approximately $1.4 million, or 2.3%, as compared to the same period last year primarily due to lower equipment sales. Revenue is lower due to the timing of revenue recognition for sales of new products and to new customers given our policy to defer revenue until the Company has established a track record of customer acceptance.

Sales in our Corporate segment represent the elimination of sales between segments and are shown in the table above as intersegment sales elimination.

Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America, Latin and South America, Europe, Japan, and Asia-Pacific. The following table shows sales in millions of dollars to each geographic region for the six months ended June 29, 2007 and June 30, 2006.

	Six Months Ended
	June 29, 2007		June 30, 2006
	Sales	% of Total	Sales	% of Total
	(In millions)
North America	$43.3	29%	$43.2	28%
Latin and South America	0.3	—	0.8	1
Europe (EMEA)	25.4	17	26.3	17
Japan	29.5	20	19.5	13
Asia-Pacific, other	48.8	34	62.7	41

Total	$147.3	100%	$152.5	100%

Gross Profit by Segment. The following table sets forth gross profit in thousands of dollars by our business segments for the six months ended June 29, 2007 and June 30, 2006.

	Six Months Ended
	June 29, 2007	June 30, 2006
Gross profit:
Precision Technology	$33,649	$39,044
Semiconductor Systems	25,430	24,922
Intersegment sales elimination and other	111	(25)

Total	$59,190	$63,941

Gross profit %:
Precision Technology	37.2%	40.0%
Semiconductor System	43.1	41.3
Intersegment sales elimination and other	(5.1)	(0.5)
Total	40.2%	41.9%

Gross profit was 40.2% in the six months ended June 29, 2007 compared to 41.9% in the six months ended June 30, 2006. The Company’s total gross profit is a result of the changes in gross profit at a segment level. Those changes are described below.

The gross profit for the Precision Technology Group was 37.2% for the first six months of 2007 versus 40.0% in the same period last year; this decrease was primarily the result of lower sales volumes and product mix.

The gross profit for Semiconductor Systems Group is 43.1% for the six months ended June 29, 2007 compared to 41.3% for the first half of 2006 primarily the result of product mix.

Research and Development Expenses. Research and development expenses for the six months ended June 29, 2007 were 10.4% of sales, or $15.4 million, compared with 9.7% of sales, or $14.8 million, for the six months ended June 30, 2006. The Company continues to invest in new product development projects in the Precision Technology and Semiconductor Systems Groups.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.5 million to $29.1 in the six months ended June 29, 2007, compared with $30.6 million in the six months ended June 30, 2006. In March 2007, the Company recorded $2.0 million of a litigation settlement for legal claims as an offset to expenses for the period as they represent a recovery of previous amounts expensed. This settlement was partially offset with increased personnel costs, and other expenses compared with the same period in the prior year.

Amortization of Purchased Intangibles. Amortization of purchased intangibles was $3.4 million for the six months ended June 29, 2007 compared with $3.3 million for the six months ended June 30, 2006.

Restructuring and Other. In the six months ended June 29, 2007 the Company recorded $4.1 million in restructuring costs. In February 2007, the Company announced a plan to expand the Company’s manufacturing operations in China and restructure its manufacturing operations in the United Kingdom. This move is part of the Company’s overall plan to expand its presence in Asia and increase profitability. The Precision Technology Group will be moving additional laser and high speed air bearing spindle manufacturing from two UK facilities to the Company’s Suzhou, China facility. The Company will reduce manufacturing capacity at its UK facilities, streamline operations and discontinue production of selected low volume legacy product lines after consultation with customers. The Company expects to complete the manufacturing transfer and related restructuring by the end of 2007. Offsetting these expenses, the Company received $0.3 million in rental income from the sub-lease of facilities. In the six months ended June 30, 2006, the Company recorded a $0.1 million charge on the Munich facility. On June 30, 2006 the Company sold a small parcel of land in Nepean, Ontario and recorded a gain of $0.2 million on the transaction. This land was the last Canadian property that the Company owned.

Income from Operations. Income from operations was $7.6 million in the six months ended June 29, 2007, compared to $15.3 million in the six months ended June 30, 2006. The $7.7 million decrease is essentially the result of lower revenues and restructuring costs.

Interest Income. Interest income was $3.2 million in the six months ended June 29, 2007, compared to $2.0 million in the six months ended June 30, 2006. The $1.2 million increase is attributable to higher total cash and cash equivalents.

Interest Expense. Interest expense was $0.1 million in the six months ended June 29, 2007 compared to $0.7 million in the six months ended June 30, 2006. During 2007 and 2006, the Company had no bank debt. Interest expense is primarily from discounting receivables with recourse at a bank and for interest on deferred compensation. The Company recorded a one time charge of $0.5 million in the six months ended June 30, 2006 for interest associated with the settlement of value added tax payment to a foreign jurisdiction.

Foreign Exchange Transaction Gains (Losses). Foreign exchange transaction losses were $0.4 million for the six months ended June 29, 2007, compared to a loss of $0.6 million in the six months ended June 30, 2006. These amounts arise primarily from transactions denominated in currencies other than functional currency and unrealized gains (losses) on derivative contracts.

Income Taxes. The effective tax rate at June 29, 2007, was 37.2% of income before taxes, compared to an effective tax rate of 30% for the same period in 2006. Our effective tax rate in 2007 reflects an annualized statutory tax rate as the company operates in multiple tax jurisdictions, the recognition of prior year extraterritorial income exclusion in the U.S. and the exclusion of tax benefits generated from the United Kingdom.

Net Income. As a result of the foregoing factors, net income for the six months ended June 29, 2007 was $6.5 million, compared to $11.3 million in the same period in 2006.

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. There is no change, except as noted in Footnote 1, in our critical accounting policies included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Form 10-K, as amended, for the year ended December 31, 2006.

Liquidity and Capital Resources

Cash and cash equivalents totaled $152.3 million at June 29, 2007 compared to $138.3 million at December 31, 2006. Long-term investments, at both June 29, 2007 and December 31, 2006 consist of a 25.1% equity investment in a private United Kingdom company which was valued at $0.8 million at June 29, 2007 and at $0.7 million at December 31, 2006.

Cash Flows for Three Months Ended June 29, 2007 and June 30, 2006

Cash flows provided by operating activities for the three months ended June 29, 2007 were $6.1 million compared to cash provided of $11.3 million during the same period in 2006. Net income after adjusting for depreciation and amortization, unrealized gain on derivatives, stock based compensation, deferred income taxes and equity earnings provided $7.5 million in the second quarter of 2007. Increases in accounts receivable, inventories and other current assets and decreases in current liabilities used $1.4 million. Net income after adjusting for gain on disposal of long-lived assets, depreciation and amortization, unrealized gain on derivatives, stock-based compensation and deferred income taxes provided cash of $4.9 million in the second quarter of 2006. Decreases in accounts receivable, other current assets and increases in current liabilities provided $13.7 million, which was offset by a decrease in inventories of $7.3 million.

Cash flows used in investing activities were $4.5 million during the three months ended June 29, 2007, primarily from the acquisition of the beryllium mirror and structures business of Thales Optronics(Taunton) Ltd. and purchases of property plant and equipment. In the same period in 2006, cash flows provided by investing activities were $20.2 million, primarily from the net maturities of short-term investments of $22.5 million, offset by purchases of property plant and equipment which used $2.6 million in cash.

Cash flows provided by financing activities during the three months ended June 29, 2007 were $3.0 million primarily from issuance of common shares for the exercise of stock options. The increase in stock option exercises during the three months ended June 29, 2007 is due to the number of options set to expire. This compares with $3.8 million in cash used in financing activities in the quarter ended June 30, 2006 primarily from the purchase of our common stock in accordance with the Company’s stock buyback program.

Cash Flows for Six Months Ended June 29, 2007 and June 30, 2006

Cash flows provided by operating activities for the six months ended June 29, 2007 were $14.1 million, compared to $14.5 million in cash provided during the same period in 2006. Net income, after adjusting for gain on disposal of long lived asset, depreciation and amortization, unrealized gain on derivatives, stock-based compensation and deferred income taxes, provided cash of $15.2 million in the first six months of 2007. Increases in accounts receivable used $16.3 million, which was offset by decreases in inventory, other current assets and increases in current liabilities providing $15.2 million in cash. The increase in receivables was mainly a result of timing of sales at the end of the quarter, as well as some longer terms extended to customers. Net income, after adjusting for gain on disposal of long lived asset, depreciation and amortization, unrealized gain on derivatives, stock-based compensation and deferred income taxes, provided cash of $11.2 million in the first six months of 2006. Increases in accounts receivable and inventory used $14.8 million, which was offset by decreases in other current assets and increases in current liabilities providing $18.1 million in cash.

Cash flows used in investing activities were $6.3 million during the six months ended June 29, 2007, primarily from the acquisition of the beryllium mirror and structures business of Thales Optronics(Taunton) Ltd. and purchases of property, plant and equipment. Cash flows provided by investing activities were $28.6 million during the six months ended June 30, 2006, primarily from the net maturities of short-term investments of $26.8 million. The 2006 sale of the Maple Grove building and Nepean land provided $6.5 million which was offset by purchases of property, plant and equipment which used $4.4 million in cash.

Cash flows provided by financing activities during the six months ended June 29, 2007 were $5.8 million from the issue of share capital and tax benefit associated with stock options of 6.6 million offset by purchases of our common stock which used $0.8 million in cash. The increase in stock option exercises during the six months ended June 29, 2007 is due to the number of options set to expire. Cash flows provided by financing activities during the six months ended June 30, 2006 were $1.5 million from the issue of share capital and tax benefit associated with stock options of $5.3 million offset by purchases of our common stock which used $3.8 million in cash.

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

Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments, long-term investments and debt obligations. At June 29, 2007 the Company had $132.4 million invested in cash equivalents. At December 31, 2006, the Company had $114.7 million invested in cash equivalents. Due to the average maturities and the nature of the cash portfolio at June 29, 2007, a one percent change in interest rates could have approximately a $1.5 million impact on our interest income on an annual basis. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

Foreign Currency Risk. The Company enters into foreign currency forward contracts generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At June 29, 2007, the Company held derivative contracts to sell $1.2 million Japanese Yen and to sell US Dollars for the equivalent of 1.5 million British Pounds and to sell Euros for the equivalent of 0.6 million British Pounds.

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

On May 15, 2007, the Company held its annual and special meeting of shareholders. For more information on the following proposals, see the Company’s definitive management proxy circular filed with the Securities and Exchange Commission on April 17, 2007.

		Votes for	Votes withheld
1.	Election of Directors:
	Richard B. Black	36,951,798	1,052,095
	Garrett A. Garrettson	36,957,472	1,046,421
	Phillip A. Griffiths, Ph.D.	37,370,622	633,271
	Marina Hatsopoulos	37,342,591	661,302
	Byron O. Pond	37,310,016	693,877
	Benjamin J. Virgilio	37,351,167	652,726
	Sergio Edelstein	37,352,000	651,893
2.	Ratification of selection of Ernst & Young LLP as the Company’s independent registered public accounting firm	37,902,933	100,960

Item 6.	Exhibits

a) List of Exhibits

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Group Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ SERGIO EDELSTEIN	President and Chief Executive Officer	August 2, 2007
Sergio Edelstein	(Principal Executive Officer)

/s/ ROBERT L. BOWEN	Vice President and Chief Financial Officer	August 2, 2007
Robert L. Bowen	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.