Form 10-Q
period 2007-09-28
GSI GROUP INC
filed 2007-11-02
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

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

As of October 19, 2007 there were approximately 42,716,203 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	September 28, 2007	December 31, 2006
ASSETS
Current
Cash and cash equivalents	$161,745	$138,315
Accounts receivable, less allowance of $287 (December 31, 2006 — $911) (note 1, 6)	74,078	54,546
Income taxes receivable (note 10)	8,028	5,755
Inventories (note 2)	71,070	72,703
Deferred tax assets (note 10)	8,180	7,925
Other current assets (note 2)	5,962	11,559

Total current assets	329,063	290,803
Property, plant and equipment, net of accumulated depreciation of $32,691 (December 31, 2006 — $28,588)	31,498	33,511
Deferred tax assets (note 10)	18,664	20,099
Other assets (note 2)	2,562	710
Long-term investments (note 7)	833	693
Intangible assets, net of amortization of $8,104 (December 31, 2006 — $6,380) (note 2)	13,475	14,965
Patents and acquired technology, net of amortization of $39,074 (December 31, 2006 — $35,455) (note 2)	21,299	24,203
Goodwill (note 2)	26,421	26,421

	$443,815	$411,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$15,340	$14,002
Accrued compensation and benefits	11,045	13,455
Deferred Revenue (note 1)	13,077	2,965
Other accrued expenses (note 2)	10,274	12,881

Total current liabilities	49,736	43,303
Deferred compensation	663	2,740
Deferred tax liabilities (note 10)	12,442	12,342
Accrued long term restructuring (note 8)	983	1,141
Income taxes payable (note 10)	1,798	—
Accrued pension liability (note 11)	9,035	8,806

Total liabilities	74,657	68,332
Commitments and contingencies (note 9)
Stockholders’ equity (note 4,5)
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 42,635,080 (December 31, 2006 — 41,889,804)	315,555	310,635
Additional paid-in capital	7,490	5,314
Retained earnings	43,727	29,431
Cumulative effect of adopting FIN No. 48 – Accounting for Uncertainty in Income Taxes	(136)	—
Accumulated other comprehensive loss	2,522	(2,307)

Total stockholders’ equity	369,158	343,073

	$443,815	$411,405

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Sales	$83,952	$81,627	$231,273	$234,151
Cost of goods sold	49,262	48,057	137,393	136,640

Gross profit	34,690	33,570	93,880	97,511
Operating expenses:
Research and development	7,529	7,594	22,915	22,435
Selling, general and administrative	15,381	16,878	44,247	47,635
Amortization of purchased intangibles	1,693	1,734	5,112	5,075
Restructuring and other (note 8)	1,915	(142)	5,843	(452)

Total operating expenses	26,518	26,064	78,117	74,693
Income from operations	8,172	7,506	15,763	22,818
Other income (expense)	19	8	113	39
Interest income	1,708	1,249	4,921	3,211
Interest expense	(26)	(63)	(107)	(729)
Foreign exchange transaction gains (losses)	682	(589)	248	(1,158)

Income before income taxes	10,555	8,111	20,938	24,181
Income tax provision (note 10)	2,782	2,380	6,643	7,163

Net income	$7,773	$5,731	$14,295	$17,018

Net income per common share:
Basic	$0.18	$0.14	$0.34	$0.41
Diluted	$0.18	$0.14	$0.34	$0.40
Weighted average common shares outstanding (000’s)	42,654	41,815	42,344	41,912
Weighted average common shares outstanding for diluted net income per common share (000’s)	42,936	42,011	42,578	42,279

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars)

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Cash flows from operating activities:
Net income	$7,773	$5,731	$14,295	$17,018
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(Gain) on disposal of assets	—	6	—	(187)
Depreciation and amortization	3,975	3,880	12,301	10,817
Unrealized loss/(gain) on derivatives	424	101	18	(18)
Stock-based compensation	810	473	1,831	534
Deferred income taxes	644	1,724	446	(5,024)
Earnings from equity investment	(23)	—	(117)	—
Changes in current assets and liabilities:
Accounts receivable	(1,974)	8,573	(18,225)	286
Inventories	3,695	(928)	4,545	(7,479)
Other current assets	(99)	644	5,738	2,351
Accounts payable, accruals and taxes (receivable) payable	(7,113)	(4,367)	1,354	12,057

Cash provided by operating activities	8,112	15,837	22,186	30,355
Cash flows from investing activities:
Acquisition of business	—	—	(3,006)	—
Sale of assets	—	(161)	—	6,293
Other additions to property, plant and equipment	(817)	(1,377)	(4,111)	(5,745)
Proceeds from the sale and maturities of short-term and long-term investments	—	—	—	49,271
Purchases of short-term and long-term investments	—	(67)	—	(22,581)
(Increase) decrease in other assets and liabilities	567	520	593	291

Cash provided by (used in) investing activities	(250)	(1,085)	(6,524)	27,529
Cash flows used in financing activities:
Purchase of treasury shares	(1,655)	—	(2,414)	(3,773)
Excess Tax benefit of stock options	87	—	345	1,001
Issue of common shares from the exercise of stock options	1,005	—	7,334	4,250

Cash (used in) provided by financing activities	(563)	—	5,265	1,478
Effect of exchange rates on cash and cash equivalents	2,153	903	2,503	2,346

Increase in cash and cash equivalents	9,452	15,655	23,430	61,708
Cash and cash equivalents, beginning of period	152,293	115,339	138,315	69,286

Cash and cash equivalents, end of period	$161,745	$130,994	$161,745	$130,994

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 28, 2007

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

Comparative Amounts

Classification of Deferred Revenue

Beginning in the second quarter of 2007, as a result of increased shipments to customers with acceptance provisions, the Company changed how it presents deferred revenue on the balance sheet. Deferred revenue attributable to these transactions, as well as other revenue deferrals, has been reported separately in current liabilities. In prior periods, these amounts were incorrectly shown as an offset to accounts receivable until payment was received. The Company believes the amounts for the prior periods, approximately $4.0 million at December 31, 2006, are not material and thus, have not restated the related balance sheet amounts. There was no effect on income or shareholders equity for this change.

2. Supplementary Balance Sheet Information

The following tables provide details of selected balance sheet accounts.

Inventories

	September 28, 2007	December 31, 2006
Raw materials	$29,862	$36,839
Work-in-process	16,204	11,959
Finished goods	20,875	17,680
Demo inventory	4,129	6,225

Total inventories	$71,070	$72,703

Other Assets

	September 28, 2007	December 31, 2006
Other current assets:
Prepaid VAT and VAT receivable	$2,000	$7,146
Other prepaid expenses	2,662	3,025
Other current assets	1,300	1,388

Total	$5,962	$11,559

Other assets:
Deposits and other	$2,562	$710

Total	$2,562	$710

Intangible Assets

	September 28, 2007		December 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and acquired technology	$60,373	$(39,074)	$59,658	$(35,455)

Accumulated amortization	(39,074)		(35,455)

Net patents and acquired technology	$21,299		$24,203

	September 28, 2007		December 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer relationships	$15,376	$(6,017)	$15,204	$(4,651)
Trademarks, trade names and other	6,203	(2,087)	6,141	(1,729)

Total cost	21,579	$(8,104)	21,345	$(6,380)

Accumulated amortization	(8,104)		(6,380)

Net intangible assets	$13,475		$14,965

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

Other Accrued Expenses

	September 28, 2007	December 31, 2006
Accrued warranty	$4,330	$4,814
Accrued audit and tax	1,054	1,400
VAT payable	123	1,230
Accrued restructuring (note 8)	728	196
Accrual for recourse receivables	1,165	993
Other	2,874	4,248

Total	$10,274	$12,881

Accrued Warranty

	For the Three Months Ended September 28, 2007	For the Three Months Ended September 29, 2006	For the Nine Months Ended September 28, 2007	For the Nine Months Ended September 29, 2006
Balance at the beginning of the period	$4,520	$4,619	$4,814	$4,445
Charged to costs of goods sold	880	1,199	3,086	3,951
Use of provision	(1,088)	(1,318)	(3,628)	(3,940)
Foreign currency exchange rate changes	18	142	58	186

Balance at the end of the period	$4,330	$4,642	$4,330	$4,642

3. New Accounting Pronouncements

Fair Value Measurements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The fair value measurement election is irrevocable once made and subsequent changes in fair value must be recorded in earnings. The effect of adoption will be reported as a cumulative-effect adjustment to beginning retained earnings. This statement is effective for the Company beginning January 1, 2008. The Company will to adopt SFAS No. 159 in 2008 and is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

4. Stockholders’ Equity

Capital Stock

The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. During the nine months ended September 28, 2007 and September 29, 2006, 995,376 and 568,571 common shares, respectively, were issued pursuant to the exercise of stock options and warrants and the vesting of restricted stock for proceeds of approximately $7.3 and $4.3 million.

In the nine months ended September 28, 2007, the Company repurchased and cancelled 250,000 shares of its common stock on the open market in accordance with its stock repurchase plan. These shares were purchased at an aggregate cost of approximately $2.4 million. As of September 28, 2007, approximately $8.8 million remains in the Company’s program to purchase shares on the open market.

Accumulated Other Comprehensive Loss

FAS 158 Pension Adjustments

In September 2006, the FASB issued Statement of Accounting Standards No. 158 (“FAS No. 158”) Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88,106 and 132(R). This statement improves financial reporting by requiring employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted this standard in 2006. In the Company’s Form 10-K for the year ended December 31, 2006, a FAS No. 158 transition adjustment in the amount of $344 thousand, net of tax, was recognized as a component of the ending balance of Accumulated Other Comprehensive

Income (Loss). This adjustment was misapplied as a component of Comprehensive Income rather than as a component to the ending Accumulated Other Comprehensive Income (Loss). The table below reflects the misapplication of this adjustment at December 31, 2006.

	As Reported	Misapplied	As Revised
Adjustment to Accumulated Other Comprehensive Loss	$—	$(344)	$(344)
Comprehensive Income	$33,452	$(344)	$33,108

The Company will correct the Other Comprehensive Loss and Comprehensive Income presentation in the Form 10-K for the year ending December 31, 2007. This change in presentation will not affect the Consolidated Balance Sheets or Consolidated Statements of Operations.

The following table provides the details of accumulated other comprehensive loss at:

	September 28, 2007	December 31, 2006
Accumulated foreign currency translations	$11,001	$6,000
Accrued pension liability, net of tax of $244	(8,479)	(8,307)

Total accumulated other comprehensive loss	$2,522	$(2,307)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net income	$7,773	$5,731	$14,295	$17,018
Change in unrealized loss (gain) on investments, net of tax of nil	—	—	—	(9)
Change in accrued minimum pension liability, net of tax of nil	(24)	(440)	(170)	(933)
Cumulative effect of adopting FIN 48	—	—	(136)	—
Foreign currency translation adjustments	2,732	3,289	5,047	7,829

Comprehensive income (loss)	$10,481	$8,580	$19,036	$23,905

Net income per common share

Basic net income per common share was computed by dividing net income by the weighted-average number of common shares outstanding during the period. For diluted net income per common share, the denominator also includes dilutive outstanding stock options, restricted stock and warrants determined using the treasury stock method.

Common and common share equivalent disclosures are:

	Three Months Ended		Nine months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
	(In thousands)		(In thousands)
Weighted average common shares outstanding	42,654	41,815	42,344	41,912
Dilutive potential common shares	282	196	234	367

Diluted common shares	42,936	42,011	42,578	42,279

Excluded from calculation - stock options, restricted stock and warrants that would have been anti-dilutive	388	2,447	1,065	900

5. Stock Based Compensation

The Company has several stock-based compensation plans, the 2006 Equity Incentive Plan, under which stock-based grants may be issued and several other plans under which no new grants will be made. The 2006 Equity Incentive Plan provides for grants of various stock based awards including, but not limited to, stock options, stock appreciation rights and restricted stock. Since 2006, the Company has issued only restricted stock in the form of time and performance-based grants to senior executives, key employees and directors.

Restricted Stock

The Company recorded compensation expense, primarily included in selling, general and administrative expenses, related to its restricted stock awards totaling $0.8 million and $1.8 million during the three and nine months ended September 28, 2007, respectively. For the three and nine months ended September 29, 2006 the company recorded $0.4 and $0.5 million. These expenses have been recorded as an increase in additional paid-in capital on the Company’s balance sheet.

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

On March 26, 2007 the Compensation Committee granted 693,450 restricted stock awards to senior executives and key employees of the Company. Of these restricted awards, 251,250 are time-based, and the remaining 442,200 are performance-based. Consistent with the Company’s 2006 grants, performance based shares are earned based on achievement of 2007 profitability targets. All grants vest annually over 3 years on March 26, 2008, March 26, 2009 and March 26, 2010.

In July 2007 the Compensation and Governance Committees granted 36,742 restricted stock awards to employees and directors of the Company. Of these awards, 31,742 are time-based, and 5,000 are performance-based. These grants vest annually over 3 years.

Restricted Stock activity for the nine months ended September 28, 2007 is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at December 31, 2006	605	$9.28
Granted	734	10.03
Vested	(134)	9.14
Forfeited	(66)	9.82

Nonvested shares at September 28, 2007	1,139	$9.76

As of September 28, 2007, there was $11.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average remaining period of 2.31 years. As of September 28, 2007, there remain 933,058 common shares available to issue pursuant to this plan.

Stock Option Plans

The Company has several stock option plans and a warrant plan with outstanding grants issued prior to 2006. In 2005, the vesting of all options was accelerated making all options and warrants in these plans fully vested. No new options or warrants will be granted under these old plans, as all future equity grants will proceed under the 2006 Equity Incentive Plan.

Stock option and warrant activity for the nine months ended September 28, 2007 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,342	$9.73
Granted	—	—
Exercised	(882)	8.51
Forfeited and expired	(154)	10.87

Outstanding at September 28, 2007	1,306	$10.40	2.23	$2,036

Exercisable at September 28, 2007	1,306	$10.40	2.23	$2,036

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the quoted price of our common shares for the 316,136 options and warrants that were in the money at September 28, 2007. The intrinsic value of exercised options and warrants for the three months ended September 28, 2007 was $0.3 million. For the three months ended September 29, 2006, no options or warrants were exercised, therefore there was no intrinsic value. The intrinsic value of exercised options and warrants for the nine months ended September 28, 2007 and September 29, 2006 was $0.5 million and $3.0 million, respectively.

6. Related Party Transactions

Richard B. Black, the Chairman of the Board of Directors of the Company, is also the President and Chief Executive Officer of ECRM, Inc. ECRM, Inc. purchases Precision Technology products at prices and terms approximately equivalent to third-party transactions. For the three and nine months ended September 28, 2007 ECRM, Inc. purchased $0.1 and $0.7 million from the Company. For the three and nine months ended September 29, 2006 ECRM, Inc. purchased $0.2 and $0.3 million from the Company. Receivables from ECRM, Inc. of $0.2 and $0.3 million at September 28, 2007 and December 31, 2006, respectively, are included in accounts receivable.

The Company recorded sales revenue from Sumitomo Heavy Industries Ltd., a significant shareholder of the Company, of $0.9 million in the three months ended September 28, 2007 and $1.6 million in the three months ended September 29, 2006 at prices and terms approximately equivalent to third-party transactions. In the nine months ended September 28, 2007 and September 29, 2006, these revenues were $2.6 million and $4.1 million, respectively. Receivables from Sumitomo Heavy Industries Ltd. of $0.2 million and $0.7 million as at September 28, 2007 and December 31, 2006, respectively, are included in accounts receivable on the balance sheet. The Company purchases raw materials from Sumitomo at amounts and terms approximately equivalent to third-party transactions. The Company purchased $0.1 million and $0.1 million from Sumitomo in the three month period ended September 28, 2007 and September 29, 2006, respectively. In the nine months ended September 28, 2007 and September 29, 2006, those purchases were $0.1 and $0.2 million, respectively. There was no payable due to Sumitomo Heavy Industries Ltd. at September 28, 2007 and a payable of $6 thousand at December 31, 2006 which is included in accounts payable on the balance sheet.

Through July 2006, the Company had an agreement with V2Air LLC relating to the use of V2Air LLC’s aircraft for Company purposes. At that time the Company’s former President and Chief Executive Officer, Charles D. Winston owned V2Air LLC. Pursuant to the terms of the agreement, the Company was required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. This agreement was terminated in July 2006. During the three and nine months ended September 29, 2006 the Company reimbursed V2Air LLC a total of $41 thousand and $0.2 million respectively under the terms of the agreement.

7. Financial Instruments

Long-term Investments

Long term investments at September 28, 2007 and December 31, 2006 consists of a 25.1% equity investment in a private United Kingdom company, valued at approximately $0.8 million at September 28, 2007 and $0.7 million at December 31, 2006. Beginning in the forth quarter of 2006, the Company uses the equity method to record the results of this entity. For the nine months ended September 28, 2007, the Company recognized as other income approximately $0.1 million in earnings related to this investment.

Derivative Financial Instruments

The Company uses currency derivatives to manage exposure to changes in foreign currency exchange rates associated with forecasted sales transactions, primarily in Japanese Yen. The Company records, at fair value, all outstanding derivatives as of quarter end as assets or liabilities in the consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument. The changes in fair value are recorded in the consolidated statement of operations.

The Company enters into foreign currency contracts which are generally less than nine months in duration to hedge a portion of its foreign currency risk on sales transactions. As of September 28, 2007, the Company held the following derivative contracts:

•	To sell 1,850 million Japanese Yen

•	To sell US Dollars for the equivalent of 1.3 million British Pounds

•	To sell Euros for the equivalent of 0.8 million British Pounds

At September 28, 2007 the unrealized loss was $18 thousand.

The Company had the following foreign exchange contracts at September 29, 2006.

•	To sell 480 million Japanese Yen

•	To sell US Dollars for the equivalent of 1.0 million British Pounds

8. Restructuring and Other

Restructuring Charges

In February 2007, the Company announced a plan to expand the Company’s manufacturing operations in China and restructure its manufacturing operations in the United Kingdom. This move is part of the Company’s overall plan to expand its presence in Asia and increase profitability. The Precision Technology Group will be moving additional laser and high speed air bearing spindle manufacturing from two UK facilities to the Company’s Suzhou, China facility. The Company expects to complete the manufacturing transfer and related restructuring by the end of 2007. The Company expects to record restructuring charges during 2007 of between $6.5 million and $7.0 million. The restructuring charges were projected to include approximately:

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

For the nine months ended September 28, 2007 the Company has incurred $6.0 million in restructuring costs of which: $2.6 million related to termination benefits, $3.0 million was for inventory write offs and $0.4 million was for manufacturing transition costs.

As a result of restructuring programs undertaken prior to 2006, the Company has $1.3 million of reserves for excess space in Munich, Germany. In May of 2007, the Company fully sub-let this building, at a current market rate. Each quarter the Company reviews its Munich facility excess space restructuring accrual, which covers the anticipated future contractual lease payments (through January 2013) less the proceeds from the sub-lease. For the three and nine months ended September 28, 2007, the Company has received $0.1 and $0.2 million in rental income from the sub-lease of the Munich facility. The following table summarizes changes in the restructuring reserve included in other accrued expenses on the balance sheet.

Total
(In millions)
Reserve at December 31, 2006	$1.3
Charges during the three months ended March 30, 2007	2.4
Cash payments during the three months ended March 30, 2007	(2.3)

Reserve at March 30, 2007	1.4
Charges during the three months ended June 29, 2007	1.7
Cash payments during the three months ended June 29, 2007	(1.1)

Reserve at June 29, 2007	$2.0

Charges during the three months ended September 28, 2007	2.0
Cash payments during the three months ended September 28, 2007	(2.3)

Reserve at September 28,, 2007	$1.7
Current Portion of Restructuring Reserve	$0.7

Long-term Portion of Restructuring Reserve	$1.0

Acquisition of the UK Beryllium Business

On June 1, 2007, the Company acquired the beryllium mirror and structures business of UK-based Thales Optronics (Taunton) Ltd, for approximately $2.5 million, plus approximately $0.5 million in acquisition related expenses. The acquisition will help strengthen our market position in optical scanning. The acquisition was accounted for under FAS No. 141 “Business Combinations”. The Company allocated its’ costs of acquisition to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. In accordance with FAS No. 141 the excess of the fair value of the acquired net assets over the purchase cost was allocated on a pro rata basis to the acquired long term assets, which consisted of property, plant and equipment and intangible assets. The results of operations are included in the Precision Technology Segment of the Company’s financial statements as of the acquisition date. The purchase price allocation as of September 28, 2007 is preliminary.

Other

On June 30, 2006, the Company sold a small parcel of land in Nepean, Ontario, Canada for Cdn $380 thousand (approximately US$338 thousand) and recorded a gain of $0.2 million on the transaction.

At September 28, 2007, the net book value of two buildings located in Poole, U.K., were classified as “held for sale” and included in other assets. These buildings were vacated as part of the Company’s 2007 U.K. restructuring program.

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

Historically, we have not made any significant payments under such indemnifications. At September 28, 2007 and December 31, 2006, nothing has been accrued in the consolidated financial statements with respect to these indemnification undertakings.

10. Income Taxes

At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. The Company’s reported effective tax rate of 31.7% for the nine months ended September 28, 2007, differed from the expected Canadian federal statutory rate of 32.0%, primarily due to the mix of jurisdictions in which the Company earns income, changes to the valuation allowance for deferred tax assets in Canada, the United States, and the United Kingdom, the recognition of prior year extraterritorial income exclusion in the U.S., and return to provision adjustments in the United States and Korea.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN No. 48) on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a $0.1 million increase in the liability for unrecognized tax benefits. On the date of adoption of FASB Interpretation No. 48, the Company had total unrecognized tax benefits of approximately $2.4 million (including interest and penalties of $0.5 million) that, if recognized, would impact the Company’s effective tax rate. Also, as a result of this adoption the Company has re-classified $1.4 million of tax liabilities to long-term. At September 28, 2007, the Company had total unrecognized tax benefits of $3.0 million (including interest and penalties of $0.6 million). The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense.

The Company expects to have a decrease of approximately $1.1 million of unrecognized tax benefits within the next twelve months related to the completion of its audit with the Internal Revenue Service. The Company is in the final stages of the appeals process and has reached a tentative settlement. The Company expects to have an ultimate settlement of this audit within the next twelve months.

The Company operates and files income tax returns in numerous taxing jurisdictions. The Company’s income tax returns could still be reviewed in the following countries and for the following periods under the appropriate statute of limitations; United States (1999-2006), Canada (2002-2006), United Kingdom (2004-2006), Germany (2004-2006), and Japan (2004-2006).

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

	Three Months Ended		Nine months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29 2006
Components of the net periodic pension cost:
Interest cost	$409	$357	$1,227	$1,071
Expected return on plan assets	(449)	(267)	(1,348)	(802)
Amortization of unrecognized gain (loss)	97	107	292	323

Net periodic pension cost	$57	$197	$171	$592

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

The table below sets forth the estimated net periodic cost of the Japanese tax qualified pension plan.

	Three Months Ended		Nine months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Components of the net periodic pension cost:
Service cost	$40	$47	$120	$142
Interest cost	5	7	16	21
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized gain	15	16	43	48

Net periodic pension cost	59	$69	$177	$209

12. Segment Information

The Company reports in two segments; Precision Technology Group and Semiconductor Systems Group.

Segments

Information on reportable segments is as follows:

	Three months ended		Nine months ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29 2006
Sales:
Precision Technology Group	$48,620	$52,100	$139,165	$149,517
Semiconductor Systems Group	36,646	32,975	95,614	93,316
Intersegment sales elimination	(1,314)	(3,448)	(3,506)	(8,682)

Total	$83,952	$81,627	$231,273	$234,151

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

	Three months ended
	September 28, 2007		September 29, 2006
	Sales	% of Total	Sales	% of Total
	(In millions)		(In millions)
Revenues from external customers:
North America	$24.4	29%	$24.8	30%
Latin and South America	0.2	—	0.3	—
Europe (EMEA)	11.1	13	12.9	16
Japan	17.8	21	16.8	21
Asia-Pacific, other	30.5	37	26.8	33

Total	$84.0	100%	$81.6	100%

	Nine months ended
	September 28, 2007		September 29, 2006
	Sales	% of Total	Sales	% of Total
	(In millions)		(In millions)
Revenues from external customers:
North America	$67.7	29%	$68.1	30%
Latin and South America	0.5	—	1.1	—
Europe (EMEA)	36.5	16	39.2	17
Japan	47.4	20	36.2	15
Asia-Pacific, other	79.2	35	89.6	38

Total	$231.3	100%	$234.2	100%

			September 28, 2007	December 31, 2006
Long-lived assets and goodwill:
USA			$58,994	$62,721
Europe			31,214	33,424
Japan			507	541
Asia-Pacific, other			3,828	2,414

Total			$94,543	$99,100

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In United States dollars, and in accordance with U.S. GAAP)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Report. MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, anticipated financial performance; drivers of revenue growth; management’s plans and objectives for future operations and expenditures; business prospects; industry trends; market conditions; changes in accounting principles and changes in actual or assumed tax liabilities; our expectations regarding tax exposure; our anticipated capital requirements and working capital needs; our anticipated reinvestment of future earnings; our anticipated expenditures in regard to our benefit plans; and our anticipated use of currency hedges. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services; our ability to compete in an intensely competitive market; our ability to develop and introduce new products or enhancements on schedule and that respond to customer requirements and rapid technological change; new product introductions and enhancements by competitors; our ability to select and implement appropriate business models; plans and strategies and to execute on them; our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel, the impact of global economic conditions on our business; unauthorized use or misappropriation of our intellectual property; as well as the risk factors discussed previously and in other periodic reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

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

The Company’s strategy is to grow through introductions of advanced new products based on continued development of core technologies, and through acquisitions of complementary businesses. In addition, the Company continues to make improvements in operational efficiency through the integration of key business processes, expansion of Asian operations, and restructuring of selected business lines.

Highlights for the Three Months Ended September 28, 2007

•	Sales for the quarter increased $2.3 million to $84.0 million from $81.6 million in the third quarter of 2006.

•	Net income for the quarter was $7.8 million, or $0.18 per diluted share, compared to a net income of $5.7 million, or $0.14 per diluted share, in the third quarter of 2006.

•

Bookings of orders were $75.1 million in the third quarter of 2007 compared to $65.1 million in the third quarter of 2006. Ending backlog was $89.2 million as compared with $74.4 million at the end of the third quarter of last year.

•	Cash and cash equivalents were $161.7 million at September 28, 2007.

Results of Operations Three Months Ended September 28, 2007 Compared to Three Months Ended September 29, 2006

The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	September 28, 2007	September 29, 2006
Sales	100.0%	100.0%
Cost of goods sold	58.7	58.9

Gross profit	41.3	41.1
Operating expenses:
Research and development and engineering	9.0	9.3
Selling, general and administrative	18.3	20.7
Amortization of purchased intangibles	2.0	2.1
Restructuring and other	2.3	(0.2)

Total operating expenses	31.6	31.9

Income from operations	9.7	9.2
Other income	—	—
Interest income	2.0	1.5
Interest expense	—	(0.1)
Foreign exchange transaction gains	0.9	(0.7)

Income before income taxes	12.6	9.9
Income tax provision	3.3	2.9

Net income	9.3%	7.0%

Sales by Segment. The following table sets forth sales in thousands of dollars by our business segments for the third quarter of 2007 and 2006.

	Three Months Ended
	September 28, 2007	September 29 2006	Increase (Decrease)
Sales:
Precision Technology Group	$48,620	$52,100	$(3,480)
Semiconductor Systems Group	36,646	32,975	3,671
Intersegment sales elimination	(1,314)	(3,448)	2,134

Total	$83,952	$81,627	$2,325

Sales. Sales for the three months ended September 28, 2007 increased by $2.3 million or 2.8%, compared to the quarter ended September 29, 2006.

Sales in the Precision Technology Group segment decreased by $3.5 million, or 6.7%, from $52.1 million for the third quarter of 2006 to $48.6 million in the same period in 2007. The decrease is attributed to volume declines in the medical printer, and laser product lines, along with the transfer of intersegment sales to the Semiconductor Systems Group, offset in part by volume increases in the high speed drill product lines along with revenue from the beryllium mirror and structures business of UK-based Thales Optronics acquired in June 2007.

Sales in the Semiconductor Systems Group segment increased by $3.7 million, or 11.1% over sales in the same period in 2006. Revenue was higher primarily due to the increase in the memory repair and wafer mark product lines largely driven by DRAM and flash production offset in part by lower sales in the wafer trim product line which is dependent on the automotive and portable electronics markets.

Sales in our Corporate segment represent elimination of sales between our segments and are shown in the table above as intersegment sales elimination. At the end of 2006 production of the beam box products was transferred from Precision Technology Group to the Semiconductor Systems Group.

Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America, Latin and South America, Europe, Japan, and Asia-Pacific. The following table shows sales in millions of dollars to each geographic region for the third quarter of 2007 and 2006, respectively.

	Three Months Ended
	September 28, 2007		September 29, 2006
	Sales	% of Total	Sales	% of Total
	(In millions)		(In millions)
North America	$24.4	29%	$24.8	30%
Latin and South America	0.2	—	0.3	—
Europe (EMEA)	11.1	13	12.9	16
Japan	17.8	21	16.8	21
Asia-Pacific, other	30.5	37	26.8	33

Total	$84.0	100%	$81.6	100%

Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Order backlog as of September 28, 2007 was $89.2 million compared to $74.4 million as of September 29, 2006.

Gross Profit by Segment. The following table sets forth gross profit in thousands of dollars by our business segments for the third quarter of 2007 and 2006.

	Three Months Ended
	September 28, 2007	September 29, 2006
Gross profit:
Precision Technology Group	$19,059	$21,133
Semiconductor Systems Group	15,208	12,578
Intersegment sales elimination and other	423	(141)

Total	$34,690	$33,570

Gross profit %:
Precision Technology Group	39.2%	40.6%
Semiconductor Systems Group	41.5	38.1
Intersegment sales elimination and other	(32.2)	(4.1)
Total	41.3%	41.1%

Gross profit was 41.3% in the three months ended September 28, 2007 compared to 41.1% in the three months ended September 29, 2006. The Company’s total gross profit is a result of the changes in gross profit at each segment level. Those changes are described below.

The gross profit for the Precision Technology Group decreased to 39.2% for the three months ended September 28, 2007, compared to 40.6% in the same period last year. The decrease in gross profit is primarily the result of lower sales volume and changes in product mix.

The gross profit for Semiconductor Systems Group was 41.5% for the third quarter of 2007 compared to 38.1% in the same period last year. The increase in gross profit is primarily the result of increased sales volume.

Refer to the Consolidated Statement of Operations for the comments below.

Research and Development Expenses. Research and development expenses for the three months ended September 28, 2007 were 9.0% of sales, or $7.5 million, compared to 9.3% of sales, or $7.6 million in the three months ended September 29, 2006. The Company continues to invest in new product development projects as well as enhancements in existing products in both the Precision Technology and Semiconductor Systems Groups.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.4 million in the three months ended September 28, 2007, compared with $16.9 million, in the three months ended September 29, 2006. The decrease is mainly the result of decreased personnel costs, and outside service expenses compared with the same period last year.

Amortization of Purchased Intangibles. Amortization of purchased intangibles was $1.7 million for the quarter ended September 28, 2007 and September 29, 2006.

Restructuring and Other. For the three months ended September 28, 2007, the Company reported $1.9 million in restructuring costs related to the announced plan to expand the Company’s manufacturing operations in China and restructure its manufacturing operations in the United Kingdom. The move is part of the Company’s overall plan to expand its presence in Asia and increase profitability. The Company expects to complete the manufacturing transfer and related restructuring by the end of 2007. For the three months ended September 29, 2006, the Company reported $0.1 million in other income from operations, comprised of a $0.1 million charge for the Munich facility restructuring, and, a $0.2 million gain on the sale of a small parcel of land in Nepean, Ontario.

Income from Operations. Income from operations was $8.2 million in the three months ended September 28, 2007, compared to $7.5 million in the three months ended September 29, 2006. The $0.7 million increase is primarily the result of higher revenues and decreased SG&A costs, offset in part by restructuring costs.

Interest Income. Interest income was $1.7 million in the third quarter of 2007 compared to $1.2 million in the third quarter of 2006. The $0.5 million increase is attributable to higher total cash and short term investment balances along with higher interest rate yields for the quarter ended September 28, 2007 compared to the quarter ended September 29, 2006.

Interest Expense. Interest expense was $26 thousand in the three months ended September 28, 2007 compared to $0.1 million, in the three months ended September 29, 2006. During 2007 and 2006, the Company had no bank debt. Interest expense is primarily from discounting receivables with recourse at a bank and for interest on deferred compensation.

Foreign Exchange Transaction Gain (Loss). Foreign exchange transaction gains were approximately $0.7 million in the three months ended September 28, 2007 compared to a $0.6 million loss for the three months ended September 29, 2006. These amounts arise primarily from transactions denominated in currencies other than functional currency and unrealized gains (losses) on derivative contracts. The Company uses currency derivatives to manage exposure to changes in foreign currency exchange rates.

Income Taxes. The effective tax rate for three months ended September 28, 2007 was 26.3% compared with 29.3% for the same period in 2006. The tax rate for three months ended September 28, 2007 reflects the Company’s estimated annual effective tax rate and is driven by the jurisdictions where income is earned, changes to the valuation allowance for deferred tax assets in Canada, the United States, and the United Kingdom, the recognition of prior year extraterritorial income exclusion in the U.S., and return to provision adjustments in the United States and Korea.

Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. When making this determination, a review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carry-back and carry-forward periods, existing sales backlog, future taxable income projections and tax planning strategies. We have previously provided valuation allowances against losses in the parent company and subsidiaries with an inconsistent history of taxable income and loss due to the uncertainty of their realization. In addition, the Company has provided a valuation allowance on tax credits and net operating losses, due to the uncertainty of generating earned income to claim the tax credits or use the net operating losses. In the third quarter of 2007, the Company’s U.K. subsidiary is in a cumulative loss position. The Company does not believe there is enough positive evidence to maintain the remaining deferred tax assets related to its U.K. entity. As a result, the Company has recorded a valuation allowance of $1.7 million related to net operating loss carry forwards.

In the event that actual results differ from our estimates of future taxable income, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could have a material impact on our financial position and results of operations.

Net Income. As a result of the foregoing factors, net income for the third quarter of 2007 was $7.8 million, compared to $5.7 million in the same period in 2006.

Results of Operations for the Nine months Ended September 28, 2007 Compared to the Nine months Ended September 29, 2006

The following table sets forth items in the unaudited consolidated year-to-date statement of operations as a percentage of sales for the periods indicated:

	Nine months Ended
	September 28, 2007	September 29, 2006
Sales	100.0%	100.0%
Cost of goods sold	59.4	58.4

Gross profit	40.6	41.6
Operating expenses:
Research and development and engineering	9.9	9.6
Selling, general and administrative	19.1	20.3
Amortization of purchased intangibles	2.2	2.2
Restructuring and other	2.5	(0.2)

Total operating expenses	33.7	31.9

Income from operations	6.9	9.7
Other income (expense)	—	—
Interest income	2.1	1.5
Interest expense	—	(0. 3)
Foreign exchange transaction (losses) gains	0.1	(0.5)

Income before income taxes	9.1	10.4
Income tax provision	2.9	3.1

Net income	6.2%	7.3%

Sales by Segment. The following table sets forth sales in thousands of dollars by our business segments for the nine months ended September 28, 2007 and September 29, 2006.

	Nine months Ended
	September 28, 2007	September 29, 2006	Increase (Decrease)
Sales:
Precision Technology Group	$139,165	$149,517	$(10,352)
Semiconductor Systems Group	95,614	93,316	2,298
Intersegment sales elimination	(3,506)	(8,682)	5,176

Total	$231,273	$234,151	$(2,878)

Sales. Sales for the nine months ended September 28, 2007 decreased $2.9 million, or 1.2%, compared to the nine months ended September 29, 2006.

Sales in our Precision Technology Group segment decreased by $10.4 million, or 6.9%, for the nine months ended September 28, 2007 as compared to the same period in 2006. The decrease is attributed to volume declines in the medical printer, and laser product lines, along with the transfer of intersegment sales to the Semiconductor Systems Group, offset in part by volume increases in the encoder and high speed drill product lines along with revenue from the beryllium mirror and structures business of UK-based Thales Optronics acquired in June 2007.

Sales in our Semiconductor Systems Group segment increased by approximately $2.3 million, or 2.5%, as compared to the same period in 2006 primarily due to the volume increases in the memory repair and wafer mark product lines largely driven by DRAM and flash production, offset in part by lower sales in the wafer trim product line, which is dependent on the automotive and portable electronics markets.

Sales in our Corporate segment represent elimination of sales between our segments and are shown in the table above as intersegment sales elimination. At the end of 2006, production of the beam box products was transferred from Precision Technology Group to the Semiconductor Systems Group.

Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America, Latin and South America, Europe, Japan, and Asia-Pacific. The following table shows sales in millions of dollars to each geographic region for the nine months ended September 28, 2007 and September 29, 2006.

	Nine months Ended
	September 28, 2007		September 29, 2006
	Sales	% of Total	Sales	% of Total
	(In millions)
North America	$67.7	29%	$68.1	30%
Latin and South America	0.5	—	1.1	—
Europe (EMEA)	36.5	16	39.2	17
Japan	47.4	20	36.2	15
Asia-Pacific, other	79.2	35	89.6	38

Total	$231.3	100%	$234.2	100%

Gross Profit by Segment. The following table sets forth gross profit in thousands of dollars by our business segments for the nine months ended September 28, 2007 and September 29, 2006.

	Nine months Ended
	September 28, 2007	September 29, 2006
Gross profit:
Precision Technology	$52,708	$60,176
Semiconductor Systems	40,638	37,500
Intersegment sales elimination and other	534	(165)

Total	$93,880	$97,511

Gross profit %:
Precision Technology	37.9%	40.2%
Semiconductor System	42.5	40.2
Intersegment sales elimination and other	(15.2)	1.9
Total	40.6%	41.6%

Gross profit was 40.6 % in the nine months ended September 28, 2007 compared to 41.6% in the nine months ended September 29, 2006. The Company’s total gross profit is a result of the changes in gross profit at the segment level. Those changes are described below.

The gross profit for the Precision Technology Group was 37.9% for the first nine months of 2007 versus 40.2% in the same period last year. The decrease is primarily the result of lower sales volumes and product mix.

The gross profit for Semiconductor Systems Group is 42.5% for the nine months ended September 28, 2007 compared to 40.2% for the same period in 2006 primarily the result of increased sales volume and product mix.

Refer to the Consolidated Statement of Operations for the comments below.

Research and Development Expenses. Research and development expenses for the nine months ended September 28, 2007 were 9.9% of sales, or $22.9 million, compared with 9.6% of sales, or $22.4 million, for the nine months ended September 29, 2006. The Company continues to invest in new product development projects as well as enhancements in existing products in the Precision Technology and Semiconductor Systems Groups.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $3.4 million to $44.2 million in the nine months ended September 28, 2007, compared with $47.6 million in the nine months ended September 29, 2006. In March 2007, the Company recorded $2.0 million of a litigation settlement for legal claims as an offset to expenses for the period as they represent a recovery of previous amounts expensed. In addition there was a decrease in personnel costs and outside service expenses compared with the same period in the prior year.

Amortization of Purchased Intangibles. Amortization of purchased intangibles was $5.1 million for the nine months ended September 28, 2007 and September 29, 2006.

Restructuring and Other. In the nine months ended September 28, 2007 the Company recorded $5.8 million in restructuring costs as part of the announced plan to expand the Company’s manufacturing operations in China and restructure operations in the United Kingdom. These restructuring efforts are expected to be completed in 2007, and should improve profitability in 2008. In the nine months ended September 29, 2006, the Company reported a $0.5 million in income related to the gain on the sale of a small parcel of land in Nepean, Ontario of $0.2 million, and, sublet rental income of $0.3 million

Income from Operations. Income from operations was $15.8 million in the nine months ended September 28, 2007, compared to $22.8 million in the nine months ended September 29, 2006. The $7.0 million decrease is primarily the result of slightly lower revenues and increased restructuring costs, offset in part by the litigation settlement and decreases in SG&A costs.

Interest Income. Interest income was $4.9 million in the nine months ended September 28, 2007, compared to $3.2 million in the nine months ended September 29, 2006. The $1.7 million increase is attributable to higher total cash and cash equivalents as well as higher interest rate yields.

Interest Expense. Interest expense was $0.1 million in the nine months ended September 28, 2007 compared to $0.7 million in the nine months ended September 29, 2006. During 2007 and 2006, the Company had no bank debt. Interest expense is primarily from discounting receivables with recourse at a bank and for interest on deferred compensation. The Company recorded a one time charge of $0.5 million in the nine months ended September 29, 2006 for interest associated with the settlement of value added tax payment to a foreign jurisdiction.

Foreign Exchange Transaction Gains (Losses). Foreign exchange transaction gains were $0.2 million for the nine months ended September 28, 2007, compared to a loss of $1.2 million in the nine months ended September 29, 2006. These amounts arise primarily from transactions denominated in currencies other than functional currency and unrealized gains (losses) on derivative contracts.

Income Taxes. The effective tax rate at September 28, 2007, was 31.7% of income before taxes, compared to an effective tax rate of 29.6% for the same period in 2006. Our effective tax rate in 2007 reflects an annualized statutory tax rate as the company operates in multiple tax jurisdictions, changes to the valuation allowance for deferred tax assets in Canada, the United States, and the United Kingdom, the recognition of prior year extraterritorial income exclusion in the U.S. and return to provision adjustments in the United States and Korea.

Net Income. As a result of the foregoing factors, net income for the nine months ended September 28, 2007 was $14.3 million, compared to $17.0 million in the same period in 2006.

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

Liquidity and Capital Resources

Cash and cash equivalents totaled $161.7 million at September 28, 2007 compared to $138.3 million at December 31, 2006. Long-term investments, at both September 28, 2007 and December 31, 2006 consist of a 25.1% equity investment in a private United Kingdom company which was valued at $0.8 million at September 28, 2007 and $0.7 million at December 31, 2006.

Cash Flows for Three Months Ended September 28, 2007 and September 29, 2006

Cash flows provided by operating activities for the three months ended September 28, 2007 were $8.1 million compared to cash provided of $15.8 million during the same period in 2006. Net income after adjusting for depreciation and amortization, unrealized gain on derivatives, stock based compensation, deferred income taxes and equity earnings provided $13.6 million in the third quarter of 2007. Increases in accounts receivable, inventories and other current assets and decreases in current liabilities used $5.5 million. Net income after adjusting for gain on disposal of long-lived assets, depreciation and amortization, unrealized gain on derivatives, stock-based compensation and deferred income taxes provided cash of $11.9 million in the third quarter of 2006. Decreases in accounts receivable and other current assets provided $9.2 million, which was offset by an increase in inventories and decrease in other current liabilities of $5.3 million.

Cash flows used in investing activities were $0.3 million during the three months ended September 28, 2007, primarily from the purchases of property plant and equipment. In the same period in 2006, cash flows used in investing activities were $1.1 million, primarily from the purchases of property plant and equipment.

Cash flows provided by financing activities during the three months ended September 28, 2007 were $0.6 million primarily from issuance of common shares for the exercise of stock options. The increase in stock option exercises during the three months ended September 28, 2007 is due to the number of options set to expire. The Company had no financing activities during the three months ended September 29, 2006.

Cash Flows for Nine months Ended September 28, 2007 and September 29, 2006

Cash flows provided by operating activities for the nine months ended September 28, 2007 were $22.2 million, compared to $30.4 million in cash provided during the same period in 2006. Net income, after adjusting for gain on disposal of long lived asset, depreciation and amortization, unrealized gain on derivatives, stock-based compensation and deferred income taxes, provided cash of $28.8 million in the first nine months of 2007. Increases in accounts receivable used $18.2 million, which was offset by decreases in inventory, other current assets and increases in current liabilities providing $11.6 million in cash. The increase in receivables was mainly a result of timing of sales at the end of the quarter, as well as some longer terms extended to customers. Net income, after adjusting for gain on disposal of long lived asset, depreciation and amortization, unrealized gain on derivatives, stock-based compensation and deferred income taxes, provided cash of $23.1 million in the first nine months of 2006. Increases in inventory used $7.5 million, which was offset by decreases in accounts receivable, other current assets and increases in current liabilities providing $14.7 million in cash.

Cash flows used in investing activities were $6.5 million during the nine months ended September 28, 2007, primarily from the acquisition of the beryllium mirror and structures business of Thales Optronics(Taunton) Ltd. and purchases of property, plant and equipment. Cash flows provided by investing activities were $27.5 million during the nine months ended September 29, 2006, primarily from the net maturities of short-term investments of $26.7 million. The 2006 sale of the Maple Grove building and Nepean land provided $6.3 million which was offset by purchases of property, plant and equipment which used $5.7 million in cash.

Cash flows provided by financing activities during the nine months ended September 28, 2007 were $5.3 million from the issue of share capital and tax benefit associated with stock options of $7.7 million offset by purchases of our common stock which used $2.4 million in cash. The increase in stock option exercises during the nine months ended September 28, 2007 is due to the number of options set to expire. Cash flows provided by financing activities during the nine months ended September 29, 2006 were $1.5 million from the issue of share capital and tax benefit associated with stock options of $5.3 million offset by purchases of our common stock which used $3.8 million in cash.

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

Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments, long-term investments and debt obligations. At September 28, 2007, the Company had $141.5 million invested in cash equivalents. At December 31, 2006, the Company had $114.7 million invested in cash equivalents. Based on the average maturities and the nature of the cash portfolio at September 28, 2007, a one percent change in interest rates could have approximately a $1.6 million impact on our interest income on an annual basis. We do not use derivative financial instruments in our investment portfolio. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

Foreign Currency Risk. The Company enters into foreign currency forward contracts generally of less than nine months duration to hedge a portion of its foreign currency risk on sales transactions. At September 28, 2007, the Company held derivative contracts to sell $1,850 million Japanese Yen and to sell US Dollars for the equivalent of 1.3 million British Pounds and to sell Euros for the equivalent of 0.8 million British Pounds.

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

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ SERGIO EDELSTEIN	President and Chief Executive Officer	November 1, 2007
Sergio Edelstein	(Principal Executive Officer)

/s/ ROBERT L. BOWEN	Vice President and Chief Financial Officer	November 1, 2007
Robert L. Bowen	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.