Form 10-K
period 2007-12-31
GSI GROUP INC
filed 2008-03-10
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(978) 439-5511

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which Registered
Common Stock, no par value	NASDAQ

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

The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant, based on the closing price of the common shares on The NASDAQ Stock Market on the last business day of the Registrant’s most recently completed second fiscal quarter (June 29, 2007) was approximately $405,975,186 (assumes officers, directors, and all shareholders beneficially owning 5% or more of the outstanding common shares are affiliates).

There were approximately 42,161,592 of the Registrant’s common shares, no par value, issued and outstanding on February 27, 2008.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders to be filed on or about April 14, 2008 are incorporated into Part III of this report.

GSI GROUP INC.

As used in this report, the terms “we,” “us,” “our,” “GSI Group”, “GSI”, “GSIG” and the “Company” mean GSI Group Inc. and its subsidiaries, unless the context indicates another meaning.

Unless otherwise noted, all dollar amounts in this report are expressed in United States dollars.

The following trademarks and trade names of GSI Group are used in this report: WaferMark™, WaferRepair™, WaferTrim™, CircuitTrim™, SVS™, MicroE® and Westwind®.

PART I

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward looking statements that involve risks and uncertainties. The Company makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in Part I; Item 1A of this report entitled “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that the Company files from time to time with the Securities and Exchange Commission. In this Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

Item 1. Business

Overview

GSI Group Inc. (GSIG or the Company) designs, develops, manufactures and sells lasers, laser systems, precision motion devices, associated precision motion control technology and systems. Our customers incorporate our technology into their products or manufacturing processes, for a wide range of applications in the industrial, electronics, semiconductor, medical and aerospace markets. Our products allow customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications, including device complexity and miniaturization. Our business consists of two segments: Precision Technology and Semiconductor Systems. These generate approximately 60% and 40% of our revenue, respectively.

We strive to create shareholder value through:

•	Organic sales growth by delivering a consistent stream of successful new product launches

•	Generating high levels of cash flow from operations, and

•	Acquiring and successfully integrating businesses that are complementary to our core competencies.

GSI Group Inc., founded in 1968 as General Scanning, Inc., was incorporated in Massachusetts. General Scanning developed, manufactured and sold components and subsystems for high-speed micro positioning of laser beams. In 1999 General Scanning merged with Lumonics Inc., a Canadian company that developed, manufactured and sold laser-based, advanced manufacturing systems for electronics, semiconductor, and general industrial applications. GSI Lumonics Inc., the post-merger entity, incorporated under the laws of New Brunswick, Canada. In 2005, the Company renamed itself GSI Group Inc.

Industry Overview

GSI serves two primary industries or market segments—precision technology and semiconductor capital equipment.

Precision Technology Segment

The Precision Technology segment sells components to original equipment manufacturers (OEMs), who then integrate our products into application specific products or systems. GSI OEM products include those based on our core competencies in laser, precision motion and motion control technology.

New product launches in this segment typically have a lead time of anywhere between three months to one year, and sometimes longer. A typical OEM customer will evaluate a GSI component before deciding to incorporate it into a product or system. Customers generally choose suppliers based on a number of factors, including price, product performance, the comprehensiveness of the supplier’s product offering and the geographical coverage offered by the supplier. Once a GSI component has been designed into an OEM customer’s product or system, there are generally high barriers to subsequent entry by competitors.

The Precision Technology segment has six major product lines. Selling prices for Precision Technology products range from $200 to $60,000.

Product Line	Key End Markets	Description

Lasers	Industrial, Electronics, Automotive, Medical, Packaging and Aerospace	Lasers used primarily for welding, cutting, drilling, surface marking, and deep engraving of metal and plastic parts for traceability and identification or performance. Applications include industrial cutting of metallic parts, drilling holes in metal for cooling aircraft engines, and cutting gemstones.

Scanners	Industrial Electronics, Aerospace and Medical Applications	High precision motors that, when coupled with a mirror, can direct a laser beam with high degrees of accuracy. Applications include product laser marking and coding, laser machining and welding, high density via hole drilling of printed circuit boards, retinal scanning, laser-based vision correction, high resolution printing, 2D or 3D imaging, and laser projection and entertainment.

Optics	Aerospace, Telecommunications	Super flat and super polished optics, and high performance mirrors primarily used with a scanner to direct a laser light. Applications include all of the above, and in addition, the deflection of laser beams in the use of aircraft gyroscopes, and bending optical light beams that transmit telecommunication data.

Printed Circuit Board Spindles	Electronics	High-speed air bearing spindles used in boring very small and precise holes in printed circuit boards. The printed circuit boards are used in all types of consumer electronics.

Encoders	Electronics	Linear and rotary tracking devices that measure movement at accuracy within sub-micron levels. Applications include confocal microscopes, positioning magnetic rings on hard drives to store high amounts of data and precision manufacturing and coordinate measuring systems.

Thermal Printers	Medical	Rugged paper tape printers for the medical instrumental and defibrillator markets.

Semiconductor Systems Segment

Our Semiconductor Systems Segment designs, develops and sells production systems that process semiconductor wafers using laser beams and high precision stage technology. GSI sells manufacturing systems to integrated device manufacturers and wafer processors. GSI’s systems perform laser based processing on all of the following types of semiconductors: general wafers used for logic or memory purposes, dynamic random access memory (DRAM, NAND) chips and high performance analog chips.

Semiconductor manufacturer’s main technology challenge is to meet the trend toward ever shrinking circuit sizes demanded by consumers of micro-electronics like cell phones. As semiconductor manufacturers put more memory on smaller die, the two critical challenges for production system suppliers are the ability to provide systems that can process wafers with manufacturing accuracy to the sub-micron level and to increase the wafer processing throughput.

The Semiconductor systems segment has three major product lines. Selling prices for the Company’s semiconductor wafer processing systems range from $150,000 to $1.5 million.

Product Line	Key End Markets	Description

WaferRepair	Semiconductor DRAM and Flash Memory chips	Wafer Repair is used to raise production yields for 300mm and 200mm DRAM and NAND wafers to commercially acceptable levels. Memory wafers have as many as 10 million individual memory cells. Each cell is tested to identify defects. These cells are extremely small – on the micron level in size and distance from each other. GSI systems target defective or redundant cells in a wafer and then sever metal links embedded in the wafer substrate to remap circuits around defective cells, thus improving wafer yields. GSI wafer repair systems can sever links at upwards of 70,000 links per second.

WaferTrim	Semiconductor—high performance analog and mixed signal devices	Wafer Trim systems enable production of high performance integrated circuits(IC’s) by precisely trimming analog and mixed signal integrated circuits with a laser beam to achieve a specified electrical resistance. A range of IC’s that utilize unique production technology including applications for the automotive industry for anti-lock brakes, engine controls and airbags and power management for portable consumer electronics.

WaferMark	Semiconductor—Silicon suppliers and IC Fabs	WaferMark systems are used to mark silicon wafers with characters or markings at various stages of the wafer and integrated circuit manufacturing process. The marks are designed to aid process control and device traceability.

The Semiconductor Systems segment also includes two smaller product lines, CircuitTrim and SVS. CircuitTrim systems are used in the production of thick and thin film resistive components for surface mount technology electronic circuits, known as chip resistors, as well as thick and thin film hybrid circuits, and for adjusting the performance of complete multi-chip modules. SVS inspection equipment is used to inspect pre- and post- reflow solder paste and component placement on printed circuit boards.

Products and Services

Our revenues in 2007 were derived from the following business segments, in millions of United States dollars:

Segment	Revenue
Precision Technology Business	$188.3
Semiconductor Systems Business	134.4
Intersegment sales eliminations(1)	(4.9)

Total	$317.8

(1)	Sales of Precision Technology products to Semiconductor Systems segment.

Customers

We have a diverse group of customers that includes some of the largest global leaders in their industries. Many of our customers participate in several market segments. In 2007, 2006 and 2005, revenue from our top 25 customers totaled 45.4%, 47.6% and 41.5% of our total revenue, respectively. In 2007, 2006 and 2005, no one customer accounted for more than 10% of sales.

Manufacturing

We manufacture Precision Technology products at facilities in Billerica and Natick, Massachusetts, Moorpark, California, Poole, Rugby and Taunton, United Kingdom, and Suzhou, China. Semiconductor Systems are manufactured, assembled and tested in Wilmington, Massachusetts. Most of our products are manufactured under ISO 9001 certification. Manufacturing functions are performed internally when management chooses to maintain control over critical portions of the production process or for cost related reasons. To the extent practical, we outsource the remaining portions of the production process. The Semiconductor Systems segment focuses on outsourcing low value parts and modules and internally retains the tasks of final assembly of subsystems, testing and quality control.

In 2008, we will be consolidating our Billerica, Natick and Wilmington Massachusetts facilities into a single 147,000 square foot facility located in Bedford, Massachusetts. The Company expects to incur approximately $11.5 million of costs to retrofit, furnish and move into the Bedford facility. This work and move is expected to be completed by June 2008.

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

In 2007, 2006 and 2005 respectively, we incurred research and development expenses of $30.5 million or 9.6% of sales, $30.6 million or 9.8% of sales and $25.7 million or 9.8% of sales, respectively.

Marketing, Sales and Distribution

We sell worldwide with a direct sales force and through distributors and sales agents. Individual product managers are responsible for determining product strategy based on knowledge of the industry, customer requirements and product performance. These managers have direct contact with customers and, working with the sales and customer service organizations, develop and implement strategic and tactical plans aimed at serving the needs of existing customers as well as identifying new opportunities.

•

Precision Technology products are sold worldwide mostly through direct sales, as well as through distributors, primarily to OEMs. Precision Technology businesses have sales and service centers located in Massachusetts, Michigan, California, United Kingdom, Germany, Switzerland, Taiwan, China, Singapore and Japan. Sumitomo Heavy Industries Ltd. (a significant shareholder of the Company) is a key distributor for certain products in Japan. Because of the fundamental nature and relatively small physical size of the products, Precision Technology generally employs a factory direct strategy in support of its worldwide customer base except in its Laser product line where parts and field technical support is significant.

•

Semiconductor Systems are sold directly, or, in some territories, through distributors. End users include semiconductor integrated device manufacturers or electronic component and assembly firms. Sales activities are directed from the product business unit sites in North America, Europe, Japan and Asia Pacific. Field offices are located close to key customers’ manufacturing sites to maximize sales and support effectiveness. Significant revenues are provided from parts and servicing systems in our installed base at customer locations. We maintain field offices in Germany, Japan, South Korea, China, Taiwan and Singapore.

Competition

The industries GSI participates in are dynamic and highly competitive. Competitive factors in our Precision Technology Segment include product performance, quality, features, flexibility, technical support, product breadth, market presence and on-time delivery. The main competitive factors in the Semiconductor Systems Segment include product performance, throughput and total cost of ownership. We believe that our products offer a number of competitive advantages; however, some of our competitors are substantially larger and have greater financial and other resources than we do.

The table below illustrates the competition or lack thereof, faced by the Company in the markets that we serve.

Segment	Product Line	Main Competitor(s)

Precision Technology	Lasers	Trumpf-Haas, Rofin-Sinar, Coherent, Spectra Physics, Lambda Physik, Unitek-Miyachi, IPG Photonics and Lasag.

	Scanners	Excel Technology, Scanlabs GmbH

	Optics	Fragmented among numerous suppliers.

	Printed circuit board spindles	ABL (50% owned by Hitachi), Mechatronics, Precise and Jevco.

	Encoders	Renishaw and Heidenhain

	Thermal Printers	Advanced Printing Solutions

Semiconductor Systems	All semiconductor product lines	Electro Scientific Industries, Shibaura, Omron, CyberOptics, Koh Young and Innolas.

Sources of Supply

We depend on a limited number of suppliers, which could cause substantial manufacturing delays and additional cost if a disruption occurs. We obtain some components from a single source. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products. If suppliers or subcontractors experience difficulties that result in a reduction or interruption in supply to us, or fail to meet any of our manufacturing or quality requirements, our business could be harmed unless or until we are able to secure alternative sources. These components and manufacturing services may not continue to be available to us at favorable prices, if at all.

In the Precision Technology Segment we manufacture many of our own parts, particularly in the air bearing spindle business. However, non-critical machined parts are often purchased externally. We also purchase fully-functional electronics as well as certain key components, such as laser diodes, from external sources, and we cannot guarantee that those suppliers will continue to perform in satisfactory fashion.

In the Semiconductor Systems Segment, we purchase major subsystems, such as lasers, motion stages, vision systems and software, fully-functional electronics and frames and racks, from the merchant market. Our optics components are both internally manufactured and externally purchased. In some cases, upper level assemblies and entire systems are outsourced to electronic manufacturing services companies.

Patents and Intellectual Property

Our intellectual property includes copyrights, patents, trademarks and tradenames involving proprietary software, technical know-how and expertise, designs, process techniques and inventions. We currently hold beneficial ownership of 222 United States and 182 foreign patents; with applications pending for 88 United States and 240 foreign patents. We have also obtained licenses under a number of patents in the United States and foreign countries. Licenses under additional patents may be required in the future. There can be no assurance as to the degree of protection offered by our patents or as to the likelihood that additional patents will be issued under our pending applications.

We also rely on a combination of copyrights and trade secret laws and restrictions on access to protect our trade secrets and proprietary rights. We routinely enter into confidentiality agreements with our employees and consultants. There is a risk that these agreements will not provide meaningful protection of our proprietary information in the event of misappropriation or disclosure.

Human Resources

Employees by area:

	Number of Employees	Percentage
Production operations and field service	897	66%
Research and development	171	13%
Selling, general and administrative	295	21%

Total at December 31, 2007	1,363	100%

Government Regulation

We are subject to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the National Center for Devices and Radiological Health, a branch of the United States Food and Drug Administration. Among other things, these regulations require laser manufacturer to file new product and annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to incorporate design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes (based on the level of radiation from the laser that is accessible to users). Various warning labels must be affixed and certain protective devices installed depending on the class of product. The National Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of the regulatory requirements. We are subject to similar regulatory oversight, including comparable enforcement remedies, in the European markets we serve.

Other

Information concerning product lines, backlog, working capital and research and development expenses may be found in Item 7, Management Discussion and Analysis. Information about geographic segments may be found in note 13 to the financial statements.

Available Information, Website and Access to Financial Filings

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 as amended (Exchange Act). Our SEC filings are available on the Internet at the SEC’s website at http://www.sec.gov. You may also access any document we have filed by visiting the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information about the public reference rooms. Financial and other information relating to the Company can also be accessed from the Company’s Internet website at http://www.gsig.com/investors/. Information on, or linked to, our website is not part of this Annual Report on Form 10-K. The Company makes available, free of charge, copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. In addition, our reports and other information are filed with securities commissions or other similar authorities in Canada, and are available over the Internet at http://www.sedar.com.

Additionally, the Company posts a copy of its Code of Ethics on the Company website at http://www.gsig.com/about.

Item 1A. Risk Factors

The statements contained in this report that are not statements of historical fact, including without limitation statements containing the words “believes,” “expects,” “anticipates,” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. We make forward-looking statements from time to time. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may be different.

The following information highlights some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors. Factors that may result in such variances include, but are not limited to the following:

Market Volatility

Our business depends significantly upon capital expenditures which are subject to cyclical market fluctuations. The semiconductor and electronics materials processing industries are cyclical and have historically experienced periods of oversupply, resulting in downturns in demand for capital equipment, including the products that we manufacture. The timing, length and severity of these cycles, and their impact on our business, are difficult to predict. Further, our order levels or results of operations for a given period may not be indicative of order levels or results of operations for following periods. We can not assure investors that demand for our products will increase or that demand will not decrease. For the foreseeable future, our operations will continue to depend upon these industries, which, in turn, depend upon the market demand for their products.

Cyclical variations may have the most pronounced effect on our Semiconductor Systems Segment which has a concentration in the semiconductor and electronics industries. There is no assurance that we will not be impacted from a slowdown as we have experienced in previous cyclical fluctuations or that the impact will be more or less significant compared to historical fluctuations.

Our business success depends upon our ability to respond to fluctuations in product demand. If business declines, we may be required to reduce costs while at the same time maintaining the ability to motivate and retain key employees. We must also continually invest in research and development which may inhibit our ability to reduce costs in a down cycle. Additionally, long product lead-times create a risk that we may purchase or manufacture inventories of products that we are unable to sell. While we practice inventory management we can offer no assurances that our efforts to mitigate this risk will be successful.

During a period of increasing demand and rapid growth, we must be able to increase manufacturing capacity quickly. Our inability to quickly increase production in response to a surge in demand could harm our reputation, and, prompt customers to look for alternative sources of supply.

New Product Introduction

The success of our business requires that we continually innovate. Technology requirements in our markets are consistently advancing. We must continually introduce new products that meet evolving customer needs. Our ability to grow depends on the successful development, introduction and market acceptance of new or enhanced products that address our customer’s requirements. Developing new technology is a complex and uncertain process requiring us to accurately anticipate technological and market trends and meet those trends with responsive products. Additionally, this requires that we manage the transition from older products to minimize disruption in customer ordering patterns, avoid excess inventory and ensure adequate supplies of new products. Failed market acceptance of new products or problems associated with new product transitions could harm our business.

Delays in delivery of new products could have a negative impact on our business. Our research and development efforts may not lead to the successful introduction of products within the time period our customers demand. Additionally, our competitors may introduce new or improved products, processes or technologies that make our current or proposed products obsolete or less competitive.

In addition, we may encounter delays or problems in connection with our research and development efforts. Product development delays may result from numerous factors, including:

•	Changing product specifications and customer requirements;

•	The inability to manufacture products cost effectively;

•	Difficulties in reallocating engineering resources and overcoming resource limitations;

•	Changing market or competitive product requirements; and

•	Unanticipated engineering complexities.

New products often take longer to develop, have fewer features than originally considered desirable and achieve higher cost targets than initially estimated. There may be delays in starting volume production of new products and/or new products may not be commercially successful.

Financial Matters

There may be a failure to properly identify when revenue should be recognized, leading to a material adverse effect on financial results. The Company has multiple locations, in various countries, where orders are entered. Entry, shipment and invoicing of an order that is premature, may result in revenue being recognized earlier than required by generally accepted accounting principles. To mitigate this risk, the Company reviews large semiconductor orders for revenue recognition issues before they are booked. Additionally, the Company is putting in place more stringent processes to identify revenue recognition treatment on all orders.

Failure of internal controls or inability to identify or manage a key internal control could have a material adverse effect on our operating results. We mitigate this risk by employing internal auditors to document and test our internal control procedures pursuant to Section 404 of the Sarbanes-Oxley Act. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, as investors could lose confidence in our reported financial information.

Our tax rates are subject to fluctuation, which could impact our financial position, and our estimates of tax liabilities may be subject to audit, which could result in additional tax assessments. Our effective tax rates are subject to fluctuation as the income tax rates for each year are a function of taxable income levels in numerous tax jurisdictions, our ability to utilize recorded deferred tax assets, taxes or penalties resulting from tax audits and credits and deductions as a percentage of total taxable income. Further, tax law changes may cause our effective tax rates to fluctuate between periods.

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

A delay in a shipment or failure to meet our revenue recognition criteria near the end of a reporting period due, for example, to rescheduling or cancellations by customers or to unexpected difficulties experienced by us, may cause sales in the period to fall significantly below expectations and may have materially adverse effects on our operations for that period. Our inability to adjust quickly enough could magnify the adverse effects of that revenue shortfall on our results of operations.

As a result of these factors, our results of operations for any quarter are not necessarily indicative of results to be expected in future periods. We believe that fluctuations in quarterly results may cause the market prices of our common shares traded on the NASDAQ Stock Market to fluctuate, perhaps substantially.

GSI maintains large cash balances and foreign exchange contracts where significant changes in interest rates, credit ratings or foreign currency rates could result in materially adverse effects to income. The Company has a strong cash balance and there are exposures to foreign exchange that total in the millions of dollars. These balances create financial exposure to changing interest and currency rates. The Company has attempted to mitigate these risks by both purchasing foreign exchange contracts and investing in government issued treasury bills. However, if long term interest rates or foreign currency rates were to change rapidly, the Company could incur material losses. Further, if management chooses to invest in less risk adverse investment vehicles, the risk of losing principle and/or interest could increase.

International Operations

Our operations in foreign countries subject us to risks not faced by companies operating exclusively in the United States. During the year ended December 31, 2007, approximately 72% of our revenue was derived from operations outside North America. International operations are an expanding part of our business both from a sales focus and an operating base.

Because of the scope of our international operations, we are subject to risks, which could materially impact our results of operations, including:

•	Foreign exchange rate fluctuations;

•	Social unrest in countries where we operate;

•	Climatic or other natural disasters in regions where we operate;

•	Increases in shipping costs or increases in fuel costs;

•	Longer payment cycles;

•	Acts of terrorism;

•	Greater difficulty in collecting accounts receivable;

•	Use of incompatible systems and equipment;

•	Problems staffing and managing foreign operations in diverse cultures;

•	Protective tariffs;

•	Trade barriers and export/import controls;

•	Transportation delays and interruptions;

•	Reduced protection for intellectual property rights in some countries; and

•	The impact of recessionary foreign economies.

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

Customs rules are complex and vary within legal jurisdictions in which we operate. Failure to comply with local customs regulations could be found during a foreign government customs audit that may produce a substantial penalty. We mitigate this risk by maintaining an internal customs staff charged with the responsibility of strictly complying with all applicable import/export laws, and shipping to bonded warehouses, when applicable. Further, we maintain arms-length transactions with our foreign subsidiaries and their customers. There can be no assurance, despite these precautions, that there will be no control failure around customs enforcement. A failure could result in a material impact on our financial results.

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

Sustainable Profitability

If the Company is not able to grow, the business will be at greater risk to operate independently. As a publicly traded company, GSI is competing for capital and investment against larger companies. As a company with a relatively low level of stock capitalization, GSI is at a disadvantage. Its cost of capital is higher than larger companies and it has less of a base to spread the operating costs that all public companies face. Examples of these costs include Sarbanes-Oxley and audit costs. If GSI can not grow its revenues and spread these costs across a larger revenue base, it will be at a competitive disadvantage and potentially subject to a takeover bid from a larger company. We can not assure investors such a situation would be in shareholders’ best interests.

GSI has a history of operating losses. The Company may not be able to sustain or grow the current level of profitability. Since the second half of 2003, we have consistently generated profits from operations. However, we incurred operating losses on an annual basis from 1998 through 2003. No assurances can be given that we will sustain or increase the level of profitability in the future and the market price of our common shares may decline as a result.

We will lose the benefit of our significant recorded deferred tax assets if our future profitability comes into question. In determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets require subjective judgment and analysis. We consistently evaluate our current deferred tax assets based on profitability in 2007 and beyond. Our ability to maintain our deferred tax assets at December 31, 2007 depends upon our ability to continue to generate future profits in the United States, Canada, Germany, Japan and United Kingdom tax jurisdictions. If actual results differ from our plans or we do not achieve the desired level of profitability in a given jurisdiction, we may be required to increase the valuation allowance on our tax assets by taking a charge to the Statement of Operations, which could have a material negative result on our financial results.

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

Intellectual Property

We are exposed to the risks that others may violate our intellectual property rights. Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation, or that others will not develop competitive technologies or products outside of our patented property. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented in a legal or administrative proceeding, or that our patents and know how will provide a competitive advantage to us.

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

Our success depends upon our ability to protect our intellectual property and to successfully defend against claims of infringement by third parties. We have received in the past, and could receive in the future, notices from third parties alleging that our products infringe patent or other proprietary rights. We believe that our products are non-infringing or that we have the patents and/or licenses to allow us to lawfully sell our products throughout the world. However, we may be sued for infringement. In the event any third party makes a valid claim against us or our customers for which a license was not available to us on commercially reasonable terms, we would be adversely affected. Adverse consequences may also apply to our failure to avoid litigation for infringement or misappropriation of proprietary rights of third parties.

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

Mergers and Acquisitions

Our business strategy includes finding and making strategic acquisitions. There can be no assurance that we will be able to continue to make acquisitions that provide business benefit. In 2007, we acquired a business in the UK. We expect to continue to evaluate potential acquisitions. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks, synergy and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of management’s attention from our core businesses and risks associated with unanticipated problems or liabilities. We cannot assure investors our efforts will be sufficient, or that acquisition candidates will be receptive to our advances or that any acquisition we may make would be accretive to earnings.

Integrating an acquisition could have significant disruptive consequences on our existing operations. As with any acquisition, those persons selling have an advantage in better understanding the specific markets and their associated direction. They also better know the strengths and weaknesses of the business they are selling. We attempt to mitigate these risks by focusing our attention on the acquisition of businesses, technologies and products that have current relevancy to our existing lines of business and that are complementary to our existing product lines. However, we may not be successful in addressing these risks, or the risks associated with the potential entrance into markets in which we have limited or no prior experience. We could lose key employees, particularly those of the acquired business, in connection with an acquisition.

Key Personnel

GSI is undergoing a leadership transition. In 2007, the Company has begun to change its management structure. Although the Company will still operate in two segments, the management structure is going from four primary general managers to nine product line managers. There are risks associated with possible changes in strategy at the executive and/or director level, and changes in product or operational focus. There can be no assurance that prospective management changes will not have a material effect on the Company.

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

Changes in accounting for equity compensation could adversely affect earnings. The Financial Accounting Standards Board has issued changes to U.S. generally accepted accounting principles requiring us and other companies to record a charge to earnings for employee stock grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining shareholder approval of equity compensation plans could make it more difficult or expensive for us to grant equity awards such as options or restricted stock to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.

Our reputation and our ability to do business may be impaired by improper conduct by any of our employees, agents or business partners. We cannot provide assurance that our internal controls will always protect us from reckless or criminal acts committed by our employees, agents or business partners that would violate US and/or non-US laws, including the laws governing payments to government officials, competition, money laundering and data privacy. Any such improper actions could subject us to civil or criminal investigations in the US and in other jurisdictions, and could lead to substantial civil or criminal, monetary and non monetary penalties against us or our subsidiaries.

Operations

We expect to be consolidating some of our operations for greater efficiency. There is execution risk in these plans. Historically, GSI operated as several independent business divisions, each with a separate management, finance, sales and operating structure. The new strategy requires greater consolidation and integration. We can not assure investors that economies of scale will or can be realized as a result of the planned consolidation. This move will take time and will include substantial operational risks, including disruption of manufacturing lines. We can not assure investors that any moves would not disrupt business operations or have a material impact on results.

In addition, any decision to limit investment in, dispose of or otherwise exit business activities may result in the recording of special charges, such as technology write-offs, workforce reduction costs, or charges relating to consolidation of excess facilities. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including intangible assets, could change as a result of such decisions. Further, our estimates related to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and during the year in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a change to earnings.

We have recently undergone a significant restructuring and we will continue to change our management structure. Our ability to reduce operating expenses is dependent upon the nature of the actions we take to reduce expense and subsequent ability to implement those actions and realize expected cost savings. In the past year, management took significant actions to expand our operations in China and to reduce expenses, particularly in the UK. There can be no assurance that these actions will provide economic benefit to the Company. Further, there is a risk that these actions may ultimately prove detrimental to operations and sales, or to our intellectual property protections.

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

We depend on limited source suppliers that could cause substantial manufacturing delays if supply disruption occurs. Many of our products are manufactured with components that are designed by an outside supplier specifically to our design. While we attempt to mitigate risks associated with our reliance on single suppliers by actively managing our supply chain, we still source some components from single vendors. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products, particularly in our Semiconductor Systems. There can be no assurance that our current or alternative sources will be able to continue to meet all of our demands on a timely basis. If suppliers or subcontractors experience difficulties, or fail to meet any of our manufacturing requirements, our business would be harmed until we are able to secure alternative sources, if any, on commercially reasonable terms.

We also depend on suppliers that provide high precision parts. Any of these parts that have latent or known defects, may materially impact relations with our customers if they cause us to miss our scheduled shipment deadlines. If latent defects are incorporated into our products and discovered later, there could be material impact on our revenues. We seek to reduce the risk of defects by selecting and qualifying alternative suppliers for key parts, and by monitoring the quality of products coming from key suppliers.

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

Governance

Certain provisions of our articles of incorporation may delay or prevent a change in control of our company. Our corporate documents and our existence as a corporation under the laws of New Brunswick subject us to provisions of Canadian law that may enable our board of directors to resist a change in control of our company. These provisions include:

•	Staggered board of directors;

•	Limitations on persons authorized to call a special meeting of stockholders;

•	Advance notice procedures required for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders; and

•	A shareholder rights plan.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions that stockholders desire.

Political and Governmental

Increased governmental regulation of our business could materially adversely affect our business. We are subject to many governmental regulations, including but not limited to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the National Center for Devices and Radiological Health, a branch of the United States Food and Drug Administration, and certain health regulations related to the manufacture of products using beryllium, an element used in some of our structures and mirrors. Among other things, these regulations require us to file annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to incorporate design and operating features in products sold to end-users and to certify and label our products. Various warning labels must be affixed and certain protective devices installed depending on the class of product. We are subject to regulatory oversight, including comparable enforcement remedies, in the markets we serve.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

The principal owned and leased properties of the Company and its subsidiaries are listed in the table below.

Location	Principal Use	Current Segment	Approximate Square Feet	Owned/Leased
Facilities
Billerica, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales, Administrative and Corporate	1, 3	90,000 (two sites)	Leased; both expire in 2008

Natick, Massachusetts, USA	Manufacturing, R&D, Marketing and Sales	1	24,000 (two sites)	Leased; both expire in 2008

Bedford, Massachusetts, USA	Not yet occupied - being retrofitted for occupancy in the summer of 2008	1,2,3	147,000	Leased; expires in 2020, with two five-year renewal options

Moorpark, California, USA	Manufacturing, R&D, Marketing and Sales	1	49,000 (three sites)	Leased; all expire in 2010, all with 5-year renewal options

Novi, Michigan USA	Customer support, Marketing and Sales	1	13,000	Leased; expires in 2012

Poole, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administrative	1	109,000 (three sites)	3 units owned; 2 units with land leases through 2073 and 2078, respectively

Rugby, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administrative	1	113,000	Owned; approximately 14% of the space is leased through 2012 and 2014

Taunton, United Kingdom	Manufacturing, R&D, Marketing and Sales	1	19,000	Leased; expires in 2017

Wilmington, Massachusetts, USA	Manufacturing, R&D, Marketing and Sales	2	78,000	Leased; expires in 2008

Suzhou, People’s Republic of China	Manufacturing, R&D, Marketing, Sales and Administrative	1	55,000	Leased; expires in 2008

The facilities house the segments as indicated by the numbers below. Facilities are not dedicated to just one segment:

1 — Precision Technology Group

2 — Semiconductor Systems Group

3 — Corporate

Additional research and development, sales, service and logistics sites are located in Colorado, Switzerland, Germany, Japan, Korea, Taiwan and China. These additional offices are in leased facilities occupying approximately 41,000 square feet in the aggregate.

At December 31, 2007, the Company has two of its properties in Poole UK available for sale. The buildings are approximately 65,000 square feet of space. The Company has received expressions of interest in both properties.

The Company leases a 29,000 square foot building in Munich, Germany. As a result of prior year restructuring activities this building was more space than the Company needed in this location. In 2007 this building was fully sub-let through the end of the lease in 2013.

On November 1, 2007, the Company signed a 12 year lease for a 147,000 square foot facility in Bedford, Massachusetts. The Company intends to consolidate the Natick, Billerica and Wilmington operations into the Bedford facility. The Company is undertaking extensive renovations of this facility which are expected to cost $11.3 million and expects to be completed with the project in 2008.

Item 3. Legal Proceedings

In March 2007, the Company and Lumenis Ltd. settled a dispute that began in 2005 over representations made to the Company by Lumenis, prior to the Company’s acquisition of certain Lumenis product lines. A settlement of the Company’s claim resulted in a cash payment from Lumenis to the Company. A portion of the payment was applied in full satisfaction of a receivable from Lumenis. The remainder ($2.0 million) was recorded as an offset to selling, general and administrative expenses in 2007, as it represents a recovery of previously expensed amounts.

The Company’s French subsidiary (GSI France) is subject to a claim by SCGI, a customer of the French subsidiary, that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. In May 2001, the Le Creusot commercial court determined that the machine breached its warranty. An expert appointed by the court estimated the cost to repair at approximately ~~F~~ 800,000, and SCGI thereafter repaired the system after advancing the repair costs itself. In the third quarter of 2003, the Company was notified that SCGI was seeking aggregate damages of €1.9 million. In July 2004, a court appointed expert estimated the actual damages at €900,000.

SCGI had previously withheld €300,000 of the purchase price, which the Company argued should offset against any damages. On April 18, 2006, the court fixed SCGI’s claim at €598,079, plus court costs and expert fees of €85,945. SCGI accepted the court’s determination. Since then, SCGI has been appointed Controller by the bankruptcy court with general supervisory responsibilities during the liquidation. SCGI is now demanding that the Liquidator bring an action against GSI Group Ltd. in the UK based on two possible causes of action: that GSI France was financed by a third party (not a related group party) to misrepresent its solvency to customers, including SCGI; or alternatively, that GSI France had no independent identity apart from its parent corporation (akin to “piercing the corporate veil” under US common law). The Company is not aware of any facts to support either legal theory. The Company’s French counsel is addressing these points directly with the Liquidator.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares, no par value, trade on The NASDAQ Stock Market under the symbol “GSIG”. The following table sets forth the high and low sales prices during the periods indicated.

	2007		2006
	High	Low	High	Low
First Quarter	$9.96	$8.26	$13.47	$10.77
Second Quarter	10.80	9.59	11.43	8.59
Third Quarter	11.30	9.34	9.48	7.89
Fourth Quarter	11.57	9.10	10.18	8.99

Holders

As of the close of business on, February 29, 2008, there were approximately 100 holders of record of our common shares. Since many of the common shares are registered in “nominee” or “street” names, we estimate that the total number of beneficial owners is considerably higher.

Dividends

We have never declared or paid cash dividends on our common shares. We currently intend to retain any current and future earnings to finance the growth and development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about the Company’s common shares that may be issued upon the exercise of options, Warrants and rights under all of its existing equity compensation plans as of December 31, 2007, the Company’s most recently completed fiscal year, including the 2006 Equity Incentive Plan, 1995 Award Plan, the 1981 stock option plan of General Scanning, Inc., the 1992 stock option plan of General Scanning, Inc., the Warrants (as described below) and the Company’s employee stock purchase plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options/Warrants		Weighted-Average Exercise Price of Outstanding Options/Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Plans approved by shareholders	1,187,623	(1)	$10.35	892,066
Plans not approved by shareholders (the Warrants)	40,410		$13.58	—
Total	1,228,033	(1)	$10.46	892,066

(1)	Does not include 1,166,549 shares of restricted common stock issued under the 2006 Equity Incentive Plan, since shares are issued and outstanding.

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

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the year ended December 31, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased in 2007	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Approximate Dollar Value that May Yet be Purchased Under Plans or Programs
March 5 – March 23, 2007	50,000	$9.47	431,300	$10,753,730
April 2 – April 17, 2007	21,000	9.82	452,300	10,547,480
May 4 – May 22, 2007	8,000	9.94	460,300	10,467,929
July 3 – July 13, 2007	18,000	9.68	478,300	10,293,695
August 9 – August 30, 2007	121,000	9.62	599,300	9,129,978
September 4 – September 18, 2007	32,000	9.91	631,300	8,812,787
October 30 – October 31, 2007	19,000	9.51	650,300	8,632,023
November 1 – November 30, 2007	301,830	9.56	952,130	5,745,145
December 3 – December 21, 2007	246,000	9.60	1,198,130	3,383,279
Total	816,830		1,198,130	$3,383,279

All of the purchases shares noted above were made on the open market at prevailing prices using the Company’s available cash. The Stock Repurchase Program was announced on December 21, 2005 and provides for the repurchase of up to $15.0 million of the Company’s common shares.

NASDAQ Listing Requirements

The Company is subject to the listing requirements of the NASDAQ Global Market.

Performance Graph

Item 6. Selected Financial Data

The following selected consolidated financial data as of and for the five years ended December 31, 2007 is derived from our audited consolidated financial statements. This information should be read together with consolidated financial statements of GSI Group Inc., including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data in this section is not intended to replace the consolidated financial statements.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands except per share amounts)
Condensed Consolidated Statement of Operations:
Sales	$317,800	$313,609	$260,784	$330,012	$185,561
Gross profit	126,720	130,161	103,870	133,439	68,477
Operating expenses:
Research and development and engineering	30,489	30,639	25,671	23,975	13,822
Selling, general and administrative, and other	60,126	64,199	59,640	57,256	49,856
Amortization of purchased intangibles	6,810	6,794	6,656	5,951	5,657
Acquired in-process research and development	—	—	—	390	—
Restructuring	6,649	110	457	573	3,228

Income (loss) from operations	22,646	28,419	11,446	45,294	(4,086)
Other income (expense)	7,115	2,385	2,418	(308)	2,238

Income (loss) before income taxes	29,761	30,804	13,864	44,986	(1,848)
Income tax provision (benefit)	10,717	9,061	4,207	3,515	322

Net income (loss)	$19,044	$21,743	$9,657	$41,471	$(2,170)

Net income (loss) per common share:
Basic	$0.45	$0.52	$0.23	$1.01	$(0.05)
Diluted	$0.45	$0.51	$0.23	$0.98	$(0.05)
Weighted average common shares outstanding (000’s)	42,364	41,896	41,548	41,124	40,837
Weighted average common shares outstanding for diluted net income (loss) per common share (000’s	42,645	42,251	41,856	42,125	40,837

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Working capital	$289,775	$247,500	$207,060	$174,660	$174,854
Total assets	440,210	411,405	373,444	386,164	313,707
Long-term liabilities, excluding current portion	17,221	25,029	25,578	23,607	5,594
Total stockholders’ equity	374,117	343,073	306,556	305,563	260,788

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements from year to year and the primary factors that accounted for those changes. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of December 31, 2007 and for the year then ended and the notes accompanying those consolidated financial statements. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. See Part I for the special note regarding forward looking statements.

Overview

We design, develop, manufacture and sell enabling technology components, lasers and advanced laser systems for a wide range of applications. Our products allow customers to make advances in materials and process technology and to meet demanding manufacturing specifications, including device complexity and miniaturization. Our products are used to enable and boost efficiency and productivity in the global industrial, electronics, semiconductor, aerospace and medical markets.

Results of Operations. The following table sets forth items in the consolidated statement of operations as a percentage of sales for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Sales	100.0%	100.0%	100.0%
Cost of goods sold	60.1	58.5	60.2

Gross profit	39.9	41.5	39.8
Operating expenses:
Research and development	9.6	9.8	9.8
Selling, general and administrative and other	18.9	20.4	22.8
Amortization of purchased intangibles	2.1	2.2	2.6
Restructuring	2.1	—	0.2

Operating expenses	32.7	32.4	35.4

Income (loss) from operations	7.2	9.1	4.4
Other income (expense)	—	—	(0.1)
Interest income	2.1	1.5	0.8
Interest expense	—	(0.3)	(0.1)
Foreign exchange transaction (losses) gains	0.1	(0.5)	0.3

Income (loss) before income taxes	9.4	9.8	5.3
Income tax provision (benefit)	3.4	2.9	1.6

Net income (loss)	6.0%	6.9%	3.7%

2007 Compared to 2006

Sales by Segment. The following table sets forth sales by business segment for 2007 and 2006.

All dollars in millions	2007 Sales	2006 Sales	Increase (Decrease)
Precision Technology	$188.3	$196.7	$(8.4)
Semiconductor Systems	134.4	127.6	6.8
Intersegment sales eliminations(1)	(4.9)	(10.7)	5.8

Total	$317.8	$313.6	$4.2

(1)	Sales of Precision Technology products to Semiconductor systems segment

Sales. Increased $4.2 million or 1.3% in 2007 compared to 2006. Sales increased primarily as a result of a favorable semiconductor capital equipment cycle and new model introductions in our WaferRepair product line.

Sales in the Precision Technology segment decreased $8.4 million or 4.3% in 2007 to $188.3 million. The reduction is partially due to lower intersegment sales to the Semiconductor System Group along with lower volumes. Also, lower sales of Thermal Printer products due to reduced shipments to a large medical defibrillator customer that voluntarily suspended U.S. shipments to address quality systems issues in their manufacturing facility and Scanners and Laser product lines. The decreases were partly offset with higher volume sales of PCB spindles and the Optics product lines, which includes revenue from the beryllium mirror and structures business of the UK-based Thales Optronics acquired in June 2007.

Semiconductor Systems sales increased $6.8 million or 5.3% in 2007 to $134.4 million. The increase was a result of aggressive semiconductor capital spending by our customers.

The WaferMark business experienced strong demand for 300mm equipment, particularly from the manufacturers of silicon wafers. Silicon suppliers increased wafer production capacity for 300mm wafers and the overall increase in consumer demand for DRAM and Flash memory. Covering both hard and soft marking with the DSC 300 and the SC300, over 80% of our business was derived from suppliers in Japan.

WaferTrim sales decreased despite expansion in portable consumer electronics like cell phones and iPods® and a corresponding increased need for power management ICs. The Wafer Trim business remained slow in terms of increasing production capacity and demand for wafer trimming equipment. Our business was primarily generated by key customers in North America and Japan and was split between our new M350 system and the existing M310. The principal North American account represented approximately 33% of our business as they continued to expand business albeit at a much slower pace than in previous years. Additionally, the automotive segment continued to grow in 2007, responding to the need for advanced control electronics in hybrid cars and general automotive safety systems. In the automotive segment, our primary account in Japan represented over 17% of the total for WaferTrim business.

In the WaferRepair product line our new M550 and M555 wafer repair introductions supported both existing and new strategic customer wins.

Sales between our segments decreased $5.8 million in 2007 as compared to 2006. The decrease is a result of the decreased volume of products sold from the Precision Technology segment to the Semiconductor Systems segment.

Sales by Region. Our foreign operations consist primarily of sales operations and manufacturing facilities. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Please refer to Note 13 of the financial statements for a breakdown of sales by region.

Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Backlog was $90.2 million at December 31, 2007, compared to $76.6 million at December 31, 2006.

Gross Profit by Segment. The following table sets forth gross profit in thousands of dollars by our business segments for 2007 and 2006.

	Year Ended December 31,
	2007	2006
Gross profit:
Precision Technology	$70,805	$77,986
Semiconductor Systems	55,617	52,199
Intersegment sales elimination and other	298	(24)

Total	$126,720	$130,161

Gross profit %:
Precision Technology	37.6%	39.6%
Semiconductor Systems	41.4	40.9
Intersegment sales elimination and other	—	—
Total	39.9%	41.5%

Gross profit was 39.9% on net sales of $317.8 million in the year ended December 31, 2007 compared to 41.5% on net sales of $313.6 million in the same period in 2006. Gross profit percentage can be influenced by a number of factors including product mix, pricing, volume, costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, at any particular time.

The Precision Technology gross profit was 37.6% a decrease of 2.0 points as compared to 39.6 % in 2006. The decline is largely due to decreased volume in several product lines with some offset in the Laser product line due to benefits of our 2007 restructuring discussed below, which kept margins consistent on lower volumes. The Semiconductor Systems gross profit at 41.4% for 2007 increased slightly as compared to 40.9% in 2006. The increase was mainly due to higher volumes with some offset due to mix.

Research and Development Expenses. Research and Development (R&D) expenses for 2007 were $30.5 million or 9.6% of sales compared to $30.6 million or 9.8% of sales in 2006.

Selling, General and Administrative, and Other Expenses. Selling, general and administrative (SG&A) expenses were 18.9% of sales or $60.1 million in 2007 compared with 20.4% of sales or $64.2 million in 2006 a decrease of $4.1 million. In 2007, the Company recorded $2.0 million of a litigation settlement for legal claims as an offset to expenses, as they represented a recovery of previously expensed amounts. Additionally the Company had lower overall professional service expenses than in 2006.

Amortization of Purchased Intangibles. Amortization of purchased intangibles was $6.8 million or 2.1% of sales in 2007 as compared to $6.8 million or 2.2% of sales in 2006. The Precision Technology segment is charged with amortization due to acquisitions of the MicroE, Westwind, and DRC businesses. There is no amortization associated with the Semiconductor Systems’ segment. Amortization of purchased intangibles is expected to decrease slightly in 2008 due to the full amortization of the intangibles acquired with the DRC product line in 2003.

Restructuring. The Company recorded $6.7 million in restructuring costs related to the Company’s expansion of manufacturing operations in China and restructure of operations in the United Kingdom offset by $0.1 million reduction in the Munich restructuring expense. The Precision Technology segment moved additional manufacturing of laser and high speed air bearing spindles from two U.K. facilities to the Company’s Suzhou, China facility. This move is part of the Company’s overall plan to expand its presence in Asia and increase profitability.

The China expansion and restructure of U.K. operations costs consist of:

•	$2.6 million in employee termination benefits

•

$3.1 million in inventory write offs charged to restructuring, as they related to discontinued product offerings. As these write-offs are separate from normal recurring activities they have not been recorded in cost of goods sold. These inventory write-offs are comprised of the following:

•	$0.3 million of scanning spindle lines

•	$2.0 million of Spectron Diode pumped lasers, models SL600, SL2500 and SLD2100

•	$0.8 million of the Impact and certain LaserMark lines

•	$0.7 million in direct costs associated with the manufacturing transition to Suzhou

•	$0.3 million in impairment charges related to facility consolidations.

These restructuring efforts are largely completed, and are expected to improve profitability in the U.K. in 2008.

Income from Operations. In 2007, the Company’s income from operation was $22.6 million compared to $28.4 million in 2006. The $5.8 million decrease is primarily the result of slightly lower gross margins and restructuring costs, offset in part by the litigation settlement and decreases in SG&A costs.

Interest Income. Interest income was $6.6 million in 2007 compared to $4.6 million in 2006. The $2.0 million increase in interest income in 2007 is due to an increase in the invested cash balances from $138.3 million in 2006 to $171.7 million in 2007, along with a more favorable yield on those balances.

Interest Expense. Interest expense was $0.1 million in 2007 and $0.8 million in 2006. During both years, the Company had no bank debt. Interest expense is primarily from deferred compensation, discounting receivables with recourse and interest related to a German tax audit. The decrease in interest expense was primarily due to an interest payment of $0.5 million to the German Tax authorities in 2006 related to a 2005 tax audit.

Foreign Exchange Transaction Gains (Losses). Foreign exchange transaction gains/losses were a $0.5 million gain in 2007 compared to a loss of $1.4 million in 2006. These amounts arise primarily from transactions denominated in currencies other than the functional currency and gains (losses) on derivative contracts. The currencies that largely drive this gain/loss are British Pounds, Japanese Yen and Canadian Dollars.

Income Taxes. The Company recorded a tax provision of $10.7 million during 2007. The effective tax rate for 2007 was 36.0% of income before taxes, compared to an effective tax rate of 29.4% for 2006. Our tax rate in 2007 differs from the Canadian statutory rate of 32.12% due to a $0.3 million charge for state taxes, a $0.8 million charge for non-US withholding taxes, a $0.9 million increase in the Company’s liability for uncertain income tax positions, the recording of a $1.0 million additional valuation allowance in the United Kingdom, the recording of a $0.7 million additional valuation allowance in the United States, as well as income tax rate changes in Germany and Canada. The aforementioned charges were partially offset by a $0.3 million benefit from research and development tax credits, a $0.7 million adjustment to prior years’ benefit claimed for the extraterritorial income exclusion, and a $1.3 million release of valuation allowance in Canada due to the utilization of net operating losses against the current year income in Canada.

The Company adopted the provisions of FIN 48 on January 1, 2007. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. On January 1, 2007, the Company recorded the cumulative effect of applying the provisions of FIN 48, which resulted in the recording of a $146 thousand increase to the opening balance of the Company’s retained earnings.

Net Income. As a result of the forgoing factors, net income for 2007 was $19.0 million compared to $21.7 million in 2006.

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

All dollars in millions	2006 Sales	2005 Sales	Increase (Decrease)
Precision Technology	$196.7	$179.5	$17.2
Semiconductor Systems	127.6	88.2	39.4
Intersegment sales eliminations(1)	(10.7)	(6.9)	(3.8)

Total	$313.6	$260.8	$52.8

(1)	Sales of Precision Technology products to Semiconductor systems segment

Sales. Sales increased $52.8 million or 20% in 2006 compared to 2005. Sales increased primarily as a result of a favorable semiconductor capital equipment cycle and favorable markets for Precision Technology components.

Sales in the Precision Technology segment increased $17.2 million or 10% in 2006 to $196.7 million, due primarily to higher volume sales of PCB spindles and an increase in sales from our Optics product line. All major product lines experienced increased sales except for the Lasers, which decreased slightly.

Semiconductor Systems sales increased $39.4 million or 45% in 2006 to $127.6 million. The increase was primarily a result of an upturn in the semiconductor capital equipment cycle. Sales of our WaferTrim, WaferRepair and WaferMark product lines all increased over 2005. The largest increase was in the WaferTrim product line. This market tends to be highly volatile, with yearly fluctuations that can be as much as 10% or more, of overall company revenue.

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

Selling, General and Administrative, and Other Expenses. Selling, general and administrative (SG&A) expenses were 20.4% of sales, or $64.2 million, in 2006, compared with, 22.8% of sales, or $59.6 million, in 2005, an increase of $4.6 million. Personnel costs increased $3.6 million, largely related to an increase in expense from variable compensation performance plans and the effect of SFAS 123R and the remainder was a combination of insurance, consulting, audit and other fees. The Company incurred additional expenses with the executive transition of both the CEO and CFO. The Company recorded rental income of $0.5 million and $0.7 million primarily related to its excess facilities during 2006 and 2005 respectively. The Farmington Hills, Michigan facility was sublet in February and the Maple Grove facility was sublet in May of 2005. The Company sold its Farmington Hills, Michigan facility for $6.5 million on September 15, 2005.

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

Income from Operations. In 2006, the Company’s income from operation was $28.4 million compared to $11.4 million in 2005. This was a result of the factors mentioned above.

Interest Income. Interest income was $4.6 million in 2006 compared to $1.9 million in 2005. The $2.7 million increase in interest income in 2006 is due to an increase in invested cash balances from $96.0 million in 2005 to $138.3 million in 2006. Additionally, we received a more favorable yield on those balances.

Interest Expense. Interest expense was $0.8 million in 2006 and $0.3 million in 2005. During both years, the Company had no bank debt. Interest expense is primarily from deferred compensation, discounting receivables with recourse and interest related to a German tax audit. The increase in 2006 was due primarily to $0.5 million interest payment to German Tax authorities resulting from a 2005 tax audit.

Foreign Exchange Transaction Gains (Losses). Foreign exchange transaction gains/losses were a $1.4 million loss in 2006 compared to gains of $0.9 million in 2005. These amounts arise primarily from transactions denominated in currencies other than the functional currency and unrealized gains (losses) on derivative contracts.

Income Taxes. The Company recorded a tax provision of $9.1 million during the 2006 fiscal year. The effective tax rate for 2006 was 29.4% of income before taxes, compared to an effective tax rate of 30.3% of income before taxes for 2005. Our tax rate in 2006 differs from the statutory rates due to the recording of $1.2 million tax benefit related to permanent differences. The significant items included within such benefit are $0.9 million related to the company’s extraterritorial income exclusion in the United States and $0.3 million related to a foreign tax deduction in Canada. Other differences in the rate are related to a $3.5 million decrease in net valuation allowances which is predominately related to net operating loss carryforwards, an income tax charge of $0.8 million attributed to non-U.S. withholding taxes, an income tax charge of $3.2 million related to U.K. capital allowances, $0.3 million income tax expense for contingency reserve activity, an income tax charge of $0.7 million attributed to certain U.S. tax credits, and a $2.4 million tax benefit for export activities. Our tax rate in 2005 reflects the tax benefit of reducing valuation allowances in certain jurisdictions by $2.2 million, an income tax charge of $0.6 million attributed to non-U.S. withholding taxes, $0.7 million income tax expense for contingencies, and a $1.5 million tax benefit for export activities.

Net Income. As a result of the forgoing factors, net income for 2006 was $21.7 million compared to $9.7 million in 2005.

Business Environment and Restructurings

On February 1, 2007, the Company’s Board of Directors committed to expanding the Company’s manufacturing operations in China and restructuring its operations in the United Kingdom. During 2007 the Precision Technology Segment moved additional laser and high speed air bearing spindle manufacturing from two UK facilities to the Company’s Suzhou, China facility. The Company reduced manufacturing capacity at its UK facilities, streamlined operations and discontinued production of selected low volume legacy product lines after consultation with customers. The transfer is mostly complete and the Company’s consolidated financial statements for 2007 include restructuring charges of $6.7 million.

The Company also recorded small restructuring adjustments in 2007 and 2006 to the previously recorded Munich building lease restructuring accrual.

As of December 31, 2007 and 2006, the Company has $1.3 million remaining in the accruals primarily related to the provisions for lease costs at our facility in Munich, Germany. These are future contractual obligations under operating leases, net of expected sublease income on a lease that expires in January 2013. As a result of changes in the present value of the net cash flows from expected sub-lease income and Munich lease expense the Company recorded a reduction of $0.1 million and an additional $0.1 million in restructuring charges in 2007 and 2006, respectively. The Company has taken restructuring charges on this Munich facility in each of the years from 2000 through 2007.

The Company will continue to monitor restructuring accruals to ensure that such amounts remain appropriate in light of changing conditions in the markets, and make appropriate adjustments, as required.

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

Revenue Recognition. We follow the guidance in Staff Accounting Bulletin No. 104 (SAB 104) for revenue recognition. We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, risk of loss has passed to the customer and collection of the resulting receivable is probable. We generally design, market and sell our products as standard configurations. Accordingly, with the exception of sales of semiconductor system equipment to Japanese customers, customer acceptance provisions for standard configurations are generally based on seller-specified criteria, which we demonstrate prior to shipment. Semiconductor system equipment sales to Japanese customers are recognized upon acceptance. Revenue on new products is deferred until we have established a track record of customer acceptance on these new products. When customer-specified objective criteria exist, revenue is deferred until customer acceptance if we cannot demonstrate the system meets these specifications prior to shipment. Should management determine that these customer acceptance provisions are not met for certain future transactions, revenue recognized for any reporting period could be affected. Additionally, the Company’s Semiconductor Systems sales agreements may contain multiple elements. Typically, these may include product, installation, training and extended warranty/maintenance. Accordingly, the Company is required to follow Emerging Issues Task Force 00-21, Revenue Arrangements with multiple Deliverables, to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, the fair value of these separate units of accounting and when to recognize revenue for each unit. The Company determines the portion of revenue that is to be deferred for undelivered elements using vendor specific objective evidence of fair value. These determinations require judgment and estimates on our part, which may affect the amount and timing of revenue recognized in any given period. There are no significant obligations that remain after shipping other than warranty and some installation. Installation is usually a routine process without problems and the Company considers it to be inconsequential or perfunctory. As such, the costs of installation are accrued at the time the revenue is recorded and no related revenue is deferred. Historically, the costs of installation have not been significant. The Company typically negotiates trade discounts and agreed terms in advance of order acceptance and records any such items as a reduction of revenue. The Company rarely has returns and/or price adjustments; credits for returns under warranty occur mostly in the Precision Technology segment, and are not frequent.

From time to time, the Company may extend payment terms of up to 180 days. If there are no undelivered elements, the Company recognizes revenue on such arrangements upon shipment, or customer acceptance if applicable, based on credit review and the Company’s history of collecting receivables with similar terms with no concessions. As of December 31, 2007 accounts receivable with 180 day payment terms totaled $16.5 million.

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

Income Taxes. As part of the process of preparing our consolidated financial statements, the Company is required to estimate our income tax provision (benefit) in each of the jurisdictions in which we operate. This process involves estimating our current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet

The Company records a valuation allowance to reduce our deferred tax assets to an amount that more likely than not will be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the allowance for the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the allowance for the deferred tax asset would be charged to income in the period such determination was made.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. The Company believes that it has adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period that the assessments are made or resolved, or when the statute of limitations for certain periods expires. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

Undistributed earnings of the Company’s non Canadian subsidiaries amounted to approximately $126.0 million as of December 31, 2007. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business as defined in the provisions of FAS109 as well as Accounting Principles Board (APB) 23. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

Pension Plans. The Company has two defined benefit plans which are maintained by our United Kingdom and Japanese subsidiaries. In 2006, we implemented accounting statement SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The effect of this change on our financial statements is summarized in a table in Note 7 “Employee Benefit Plans.”

The Company’s United Kingdom defined benefit pension plan was closed to new membership in 1997 and the Company curtailed sponsorship in 2002, limiting its obligation to benefits earned through that date. Benefits under this plan were based on the employees’ years of service and compensation. The Company continues to follow its policy to fund this pension based on widely accepted actuarial methods. At December 31, 2007, the market value of the plan assets was $3.6 million less than the projected benefit obligation.

The accounting rules applicable to our United Kingdom pension plan require amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. Since the market value of our pension assets is less than the accumulated pension benefit obligation, the Company recorded a $4.4 million non-cash charge to other comprehensive income in stockholders’ equity and an accrued long-term pension liability in 2007. At December 31, 2007, the cumulative balance of this non-cash charge amounted to $3.6 million. These charges to equity did not affect net income. In 2007, the Company funded $1.4 million to the plan.

The Company’s Japanese pension plan is a tax qualified quasi-defined benefit plan that covers substantially all regular employees. Benefits are based on years of service and the employee’s compensation at retirement. The Company funds the plan sufficient to meet current benefits as well as fund a certain portion of future benefits as permitted in accordance with regulatory authorities. Since this is an active plan, a significant portion of the pension benefit obligation is determined based on the rate of future compensation increases. The Company deposits funds under various fiduciary-type arrangements and/or purchase annuities under group insurance contracts. At December 31, 2007, the market value of the plan assets was $0.9 million less than the projected benefit obligation.

Given both pension plans’ current under-funded status, changes in economic and market conditions may require the Company to increase cash contributions in future years.

New Accounting Pronouncements

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes that this new pronouncement will not have any impact on the Company’s financial statements in future periods.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes that this new pronouncement will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115” (“SFAS 159”). SFAS 159 provides entities with the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective with fiscal years beginning after November 15, 2007, provided that the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Company is currently evaluating the impact that the implementation of SFAS 159 may have on our consolidated results and financial position.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS 157 is effective with fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact that the implementation of SFAS 159 may have on our consolidated results and financial position.

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

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. On January 1, 2007, the Company recorded the cumulative effect of applying the provisions of FIN 48, which resulted in the recording of a $146 thousand increase to the opening balance of our retained earnings.

As of the date of adoption, the total amount of unrecognized tax benefits totaled approximately $2.4 million, of which $2.4 million, if recognized, would favorably affect our effective tax rate in any future period. As of December 31, 2007, the amount of unrecognized tax benefits totaled approximately $3.5 million, of which $3.5 million, if recognized would favorably affect our effective tax rate. The Company expects that the changes in the unrecognized benefits within the next twelve months will not be material.

In addition, in May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48, ”(“FSP FIN 48-1”) to amend FIN No. 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise’s tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and the possibility is remote that the taxing authority would reexamine the tax position in the future. The Company believes that it has appropriately accounted for the effect of FSP FIN 48-1 in its financial statements.

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

Liquidity and Capital Resources

Lines of Credit

At both December 31, 2007 and December 31, 2006, the Company had no bank lines of credit.

Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Cash, cash equivalents and short term investments together totaled $171.7 million on December 31, 2007 as compared to $138.3 million at December 31, 2006 and $96.0 million at December 31, 2005. Long-term investments increased $0.2 million to $0.9 million at December 31, 2007 from $0.7 million at December 31, 2006. Short-term investments as of December 31, 2005 consisted principally of commercial paper, government securities and mutual funds with original maturities greater than three months. The Company held no short term investments as of December 31, 2007 or December 31, 2006.

The Company generated $37.5 million in cash from operating activities during 2007. Net income after adjusting for unrealized loss on derivatives, earnings from equity investment, stock-based compensation, depreciation and amortization and deferred income taxes, generated $46.2 million in cash. Increase in accounts receivables used $21.0 million in cash primarily due to extended payment terms in 2007 resulting in a higher receivables balance at December 31, 2007 as compared to December 31, 2006. Inventories, other current assets and current liabilities provided $12.3 million in cash during the year. The Company generated $35.3 million in cash from operating activities during 2006. 2006 net income after adjusting for loss on sale of assets and investments, unrealized loss on derivatives, stock-based compensation, depreciation and amortization and deferred income taxes, generated $40.8 million in cash. Collection of receivables generated $2.0 million in cash primarily due to increased collection activity in 2006 resulting in a lower receivables balance at December 31, 2006 as compared to December 31, 2005. Inventories, other current assets and current liabilities used $7.5 million in cash during the year. We generated $4.9 million in cash from operating activities during 2005. Net income after adjusting for loss on sale of assets and investments, unrealized loss on derivatives, stock-based compensation, depreciation and amortization and deferred income taxes, generated $21.3 million in cash. Collection of receivables generated $1.9 million in cash primarily due to lower sales in 2005 resulting in a lower receivables balance at December 31, 2005 as compared to December 31, 2004. Inventories, other current assets and current liabilities used $18.3 million in cash during the year.

During 2007, the Company used $7.6 million in cash in investing activities. We used $3.0 million for the acquisition of the beryllium mirror and structures business of Thales Optronics (Taunton) Ltd. Net additions and disposals of property, plant and equipment used $4.8 million during 2007. During 2006, the Company generated $32.8 million in cash from investing activities. We generated a significant portion of our cash from maturities of short-term instruments which generated $49.3 million which was offset by purchases of investments that used $22.6 million in cash during 2006. In addition, we generated $6.3 million from the sale of our Nepean, Ontario building. Additions to property, plant and equipment used $1.7 million during 2006. During 2005, the Company utilized $15.0 million in cash from investing activities. We invested a significant portion of our cash in short-term instruments which used $43.3 million which is offset by maturities and sales of investments that generated $24.6 million in cash during 2005. In addition, we generated $7.4 million from the sale of our Farmington Hills, Michigan and Nepean, Ontario buildings. Additions to property, plant and equipment used $3.6 million during 2005.

We generated $0.8 million in cash from financing activities in 2007, compared to $2.1 million for 2006. Cash generated from the exercise of stock options in 2007 amounted to $8.2 million. We used $7.8 million to purchase treasury stock in 2007. Cash generated from the exercise of stock options in 2006 amounted to $4.9 million. We used $3.8 million to purchase treasury stock in 2006. We generated $0.9 million in cash from financing activities in 2005. Cash generated from the exercise of stock options in 2005 amounted to $0.9 million. We used $26 thousand in cash for scheduled payments on a long-term obligation in 2005.

Other Liquidity Matters

Pension Plans

The Company’s United Kingdom and Japan pension plans have projected benefit obligations in excess of the fair market value of plan assets of approximately $4.5 million at December 31, 2007. The Company’s funding policy is to fund pensions and other benefits based on actuarial methods as permitted by regulatory authorities. The funding requirements are subject to many factors, including the performance of investments of the plan assets. The Company anticipates funding these plans $1.1 million in 2008. However, because of the underfunded position and potential changes in the future, the Company may have to increase payments to fund these plans in the future. See note 7 “Employee Benefit Plans,” for further information about these plans.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2007 and the effect such obligations are expected to have on liquidity and cash flow in future years. The Company has excluded the future cash payments for FIN 48 tax liabilities because the timing of the settlement of these liabilities can not be estimated by year. However, these FIN 48 liabilities have been has classified as long-term on the balance sheet.

Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter
Operating leases(1)	$48,027	$5,624	$7,059	$5,811	$29,533
Purchase obligations(1)	39,765	39,005	760	—	—
Other long-term obligations(2)	676	50	626	—	—

Total contractual cash obligations	$88,468	$44,679	$8,445	$5,811	$29,533

(1)	See note 11 to the audited consolidated financial statements.
(2)	See note 4 to the audited consolidated financial statements regarding deferred compensation.

Legal proceedings and disputes

In March 2007, the Company and Lumenis Ltd. settled a dispute that began in 2005 over representations made to the Company by Lumenis, prior to the Company’s acquisition of certain Lumenis product lines. A settlement of the Company’s claim resulted in a cash payment from Lumenis to the Company. A portion of the payment was applied in full satisfaction of a receivable from Lumenis. The remainder ($2.0 million) was recorded as an offset to selling, general and administrative expenses in 2007, as it represents a recovery of previously expensed amounts.

The Company’s French subsidiary (GSI France) is subject to a claim by SCGI, a customer of the French subsidiary, that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. In May 2001, the Le Creusot commercial court determined that the machine breached its warranty. An expert appointed by the court estimated the cost to repair at approximately ~~F~~ 800,000, and SCGI thereafter repaired the system after advancing the repair costs itself. In the third quarter of 2003, the Company was notified that SCGI was seeking aggregate damages of €1.9 million. In July 2004, a court appointed expert estimated the actual damages at €900,000.

SCGI had previously withheld €300,000 of the purchase price, which the Company argued should offset against any damages. On April 18, 2006, the court fixed SCGI’s claim at €598,079, plus court costs and expert fees of €85,945. SCGI accepted the court’s determination. Since then, SCGI has been appointed Controller by the bankruptcy court with general supervisory responsibilities during the liquidation. SCGI is now demanding that the Liquidator bring an action against GSI Group Ltd. in the UK based on two possible causes of action: that GSI France was financed by a third party (not a related group party) to misrepresent its solvency to customers, including SCGI; or alternatively, that GSI France had no independent identity apart from its parent corporation (akin to “piercing the corporate veil” under US common law). The Company is not aware of any facts to support either legal theory. The Company’s French counsel is addressing these points directly with the Liquidator.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements during 2007 or 2006.

Related Party Transactions

Richard B. Black is a director of the Company and is also the President and Chief Executive Officer of ECRM, Inc. ECRM manufactures laser systems equipment for the printing and publishing industry and is a customer of GSI. During the year ended December 31, 2007, ECRM purchased $0.7 million (2006—$0.6 million and 2005—$0.3) of air bearing spindle equipment. All sales were made pursuant to GSI’s standard contract terms and conditions, and the Nominating and Governance Committee of the Company’s Board of Directors has reviewed and confirmed that ECRM received no favored commercial treatment. Receivables from ECRM, Inc. were $0.2 and $0.3 million at December 31, 2007 and 2006, respectively, and are included in accounts receivable on the balance sheet.

The Company recorded $3.7 million as sales revenue to Sumitomo Heavy Industries Ltd., a significant shareholder as of December 31, 2007 (2006—$5.3 million and 2005—$5.6 million). Receivables from Sumitomo Heavy Industries Ltd. of $0.5 million and $0.7 million at December 31, 2007 and 2006, respectively, are included in accounts receivable on the balance sheet. The Company also purchases raw materials from Sumitomo. The Company purchased $0.1 million and $0.3 million from Sumitomo in the year ended December 31, 2007 and 2006 respectively. There was no payable due to Sumitomo Heavy Industries Ltd at December 31, 2007. Payables due to Sumitomo Heavy Industries Ltd. were $6 thousand as at December 31, 2006 and are included in accounts payable on the balance sheet.

Through July 2006, the Company had an agreement with V2Air LLC relating to the use of V2Air LLC’s aircraft for Company purposes. The Company’s former President and Chief Executive Officer, Charles D. Winston owned V2Air LLC. Pursuant to the terms of the agreement, the Company was required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. This agreement was terminated in July 2006. During the year ended December 31, 2006, the Company reimbursed V2Air LLC approximately $151,000 (2005—$102,000) under the terms of such agreement. No payments were made in 2007, and the Company expects no further payments to be made under V2Air Agreement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, short-term investments and long-term investments. As described in note 12 to the consolidated financial statements, at December 31, 2007, the Company had $155.3 million invested in cash equivalents, no short-term marketable investments and $0.9 million in long-term investments. At December 31, 2006, the Company had $114.7 million invested in cash equivalents, no short-term marketable investments and $0.7 million in long-term investments. Due to the average maturities and the nature of the investment portfolio at December 31, 2007, a one percent change in interest rates could have approximately a $1.5 million impact on our interest income on an annual basis. We do not use interest rate derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Rate Risk

We use derivatives to manage defined foreign currency risks. We enter into derivative financial instrument contracts to hedge forecasted sales collections that are denominated in non-functional currencies. These contracts are generally less than six months in duration. The effect of an immediate 10% change in exchange rates on the derivative contracts and the underlying hedged positions would not be material to our financial position or the results of our operations.

At December 31, 2007, the Company held forward contracts to:

•	Sell Japanese Yen for the equivalent of USD $7.9 million;

•	Settle USD/JPY Average Strike Option Forward with an underlying currency amount of JPY 400 million (USD equivalent $3.5 million);

•	Buy British Pound for the equivalent of USD $4.2 million.

At December 31, 2006, the Company held forward contracts to sell Japanese Yen for the equivalent of USD $8.7 million and forward contracts to buy British Pound for the equivalent of USD $2.1 million. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date. At December 31, 2007, the Company had an unrealized loss on outstanding derivative instruments of $0.1 million, at the end of 2006 there was an unrealized gain of $0.1 million.

Item 8. Financial Statements and Supplementary Data

GSI GROUP INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GSI Group Inc.

We have audited the accompanying consolidated balance sheets of GSI Group Inc. as of December 31, 2007 and December 31, 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audit also includes the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GSI Group at December 31, 2007 and December 31, 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GSI Group Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2008 expressed an unqualified opinion thereon.

As discussed in note 1 to the accompanying consolidated financial statements, effective January 1, 2007, the Company adopted Financial Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and Statement of Financial Accounting Standards No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

March 5, 2008

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(United States GAAP and in thousands of United States dollars, except share amounts)

	December 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents (note 12)	$171,714	$138,315
Accounts receivable, less allowance of $372 (December 31, 2006—$911) (note 9,11)	73,527	54,546
Income taxes receivable	12,241	5,755
Inventories (note 2)	65,522	72,703
Deferred tax assets (note 8)	8,249	7,925
Prepaid assets (note 2)	4,919	10,171
Other current assets (note 2)	2,475	1,388

Total current assets	338,647	290,803
Property, plant and equipment, net of accumulated depreciation of $32,263 (December 31, 2006—$28,588) (note 2)	30,817	33,511
Deferred tax assets (note 8)	9,887	20,099
Other assets (note 2)	713	710
Long-term investments (note 12)	854	693
Intangible assets, net of amortization of $8,603 (December 31, 2006—$6,380) (note 2)	12,817	14,965
Patents and acquired technology, net of amortization of $40,122 (December 31, 2006—$35,455) (note 2)	20,054	24,203
Goodwill	26,421	26,421

Total Assets	$440,210	$411,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$17,504	$14,002
Income taxes payable	1,411	—
Accrued compensation and benefits	10,369	13,455
Deferred revenue	9,949	2,965
Deferred tax liabilities (note 8)	286	—
Other accrued expenses (note 2)	9,353	12,881

Total current liabilities	48,872	43,303
Deferred compensation (note 4, 11)	676	2,740
Deferred tax liabilities (note 8)	7,589	12,342
Accrued long term restructuring (note 10)	938	1,141
Accrued pension liability (note 7)	4,481	8,806
Income Taxes Payable (note 8)	3,537	—

Total liabilities	66,093	68,332
Commitments and contingencies (note 11)
Stockholders’ equity (note 5)
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 42,161,592 (December 31, 2006—41,889,804)	310,970	310,635
Additional paid-in capital	8,245	5,314
Retained earnings	48,475	29,431
Cumulative effect of adopting FIN No.48- Accounting for Uncertainty in Income Taxes (note 8)	(146)	—
Accumulated other comprehensive loss	6,573	(2,307)

Total stockholders’ equity	374,117	343,073

Total Liabilities and Stockholders’ Equity	$440,210	$411,405

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(United States GAAP and in thousands of United States dollars, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Sales	$317,800	$313,609	$260,784
Cost of goods sold	191,080	183,448	156,914

Gross profit	126,720	130,161	103,870
Operating expenses:
Research and development and engineering	30,489	30,639	25,671
Selling, general and administrative, and other	60,126	64,199	59,640
Amortization of purchased intangibles	6,810	6,794	6,656
Restructuring (note 10)	6,649	110	457

Total operating expenses	104,074	101,742	92,424

Income from operations	22,646	28,419	11,446
Interest income	6,637	4,626	1,942
Interest expense	(128)	(821)	(291)
Foreign exchange transaction gains (losses)	454	(1,420)	906
Other income (expense) (note 15)	152	—	(139)

Income before income taxes	29,761	30,804	13,864
Income tax provision (note 8)	10,717	9,061	4,207

Net income	$19,044	$21,743	$9,657

Net income per common share:
Basic	$0.45	$0.52	$0.23
Diluted	$0.45	$0.51	$0.23
Weighted average common shares outstanding (000’s)	42,364	41,896	41,548
Weighted average common shares outstanding for diluted net income per common share (000’s)	42,645	42,251	41,856

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(United States GAAP and in thousands of United States dollars, except share amounts)

	Capital Stock		Additional Paid-In- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
	# Shares	Amount
	(000’s)
Balance, December 31, 2004	41,449	308,669	3,289	(1,969)	(4,426)	305,563	41,129

Net income				9,657		9,657	9,657
Issuance of capital stock
—stock options	179	874				874
—employee stock purchase plan		2				2
Stock based compensation			52			52
Tax benefit associated with stock options			(2)			(2)
Unrealized gain on investments, net of tax of $0					9	9	9
Additional minimum pension liability, net of tax of $0					131	131	131
Foreign currency translation adjustments					(9,730)	(9,730)	(9,730)

Balance, December 31, 2005	41,628	$309,545	$3,339	$7,688	$(14,016)	$306,556	$67

Net income				21,743		21,743	21,743
Issuance of capital stock
—stock options and warrants	643	4,863				4,863
Purchase of treasury shares	(381)	(3,773)				(3,773)
Stock based compensation			940			940
Tax benefit associated with stock options			1,035			1,035
Unrealized gain (loss) on investments, net of tax of $0					(9)	(9)	(9)
Pension liability, net of tax of $244					1,786	1,786	1,786
FAS No. 158 Employer’s Accounting for Defined Benefit Pension and Other Retirement Plans Transition Adjustment					(344)	(344)
Foreign currency translation adjustments					10,276	10,276	10,276

Balance, December 31, 2006	41,890	$310,635	$5,314	$29,431	$(2,307)	$343,073	$33,796

Net income				19,044		19,044	19,044
Issuance of capital stock
—stock options and warrants	955	8,179				8,179
— restricted stock	134
Purchase of treasury shares	(817)	(7,844)				(7,844)
Stock based compensation			2,508			2,508
Excess tax benefit associated with stock options			423			423
Pension liability, net of tax of ($20)					4,033	4,033	4,033
FIN 48 Uncertainty in Income Taxes Cumulative effect				(146)		(146)
Foreign currency translation adjustments					4,847	4,847	4,847

Balance, December 31, 2007	42,162	$310,970	$8,245	$48,329	$6,573	$374,117	$27,924

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(United States GAAP and in thousands of United States dollars)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss) for the year	$19,044	$21,743	$9,657
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on sale of assets and investments	—	(187)	370
Earnings from equity investment	(156)	—	—
Unrealized (gain) loss on derivatives	102	(97)	(36)
Stock-based compensation	2,508	940	52
Depreciation and amortization	16,167	14,848	13,716
Deferred income taxes (note 8)	5,135	3,558	(2,465)
Non-cash restructuring charges	3,401	—	—
Changes in current assets and liabilities:
Accounts receivable	(21,045)	1,958	1,892
Inventories	6,848	(6,546)	(5,753)
Other current assets	6,391	3,263	(2,027)
Accounts payable, accruals, and taxes (receivable) payable	(907)	(4,224)	(10,542)

Cash provided by operating activities	37,488	35,256	4,864

Cash flows (used in) from investing activities:
Acquisition of businesses, net of cash acquired	(3,006)	—	(71)
Sale of assets	—	6,293	7,359
Additions to property, plant and equipment	(4,826)	(1,692)	(3,551)
Proceeds from the sale and maturity of short-term and other investments	—	49,271	24,600
Purchase of short-term and other investments	—	(22,602)	(43,286)
Decrease (increase) in other liabilities	200	1,141
Decrease (increase) in other assets	(5)	393	(20)

Cash (used in) from investing activities	(7,637)	32,804	(14,969)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(26)
Excess tax benefit (deficiency) of stock options	423	1,035	(2)
Purchase of treasury stock	(7,844)	(3,773)	—
Issue of share capital (net of issue costs)	8,179	4,863	876

Cash provided by (used in) financing activities	758	2,125	848
Effect of exchange rates on cash and cash equivalents	2,790	(1,156)	(3,791)

Increase (decrease) in cash and cash equivalents	33,399	69,029	(13,048)
Cash and cash equivalents, beginning of year	138,315	69,286	82,334

Cash and cash equivalents, end of year	$171,714	$138,315	$69,286

Supplemental disclosure of cash flow information:
Cash paid for Interest	918	521	23

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

1. Significant Accounting Policies

Nature of operations

GSI Group supplies precision motion components products, lasers and laser-based advanced manufacturing systems to the global medical, semiconductor, electronics, and industrial markets. The Company operates in two segments; Precision Technology and Semiconductor Systems. The Company’s principal markets are in North America, Europe, Japan and Asia-Pacific. The Company exists under the laws of New Brunswick, Canada.

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

Comparative amounts

Certain prior year statement of operations amounts have been reclassified to conform to the current year presentation in the financial statements for the year ended December 31, 2007. For the period ended December 31, 2006, other operating expenses, which consisted of rental income and loss on sale of fixed assets have been include with selling, and general and administrative expenses. These reclassifications had no effect on the previously reported results of operations or financial position.

Classification of Deferred Revenue

In 2007, as a result of increased shipments to customers with acceptance provisions, the Company changed how it presents deferred revenue on the balance sheet. Deferred revenue attributable to these transactions, as well as other revenue deferrals, has been reported separately in current liabilities. In prior periods, these amounts were incorrectly shown as an offset to accounts receivable until payment was received. The Company believes the amounts for the prior periods, approximately $4.0 million at December 31, 2006, are not material and thus, have not restated the related balance sheet amounts. There was no effect on income or shareholders equity with this change.

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

Cash equivalents

Cash equivalents are investments that consist principally of money market funds invested in US Treasury Securities and repurchase agreements of US Treasury Securities at December 31, 2007 and December 31, 2006. The Company does not believe it is exposed to any significant credit risk related to its cash equivalents.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

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

Property, plant and equipment

Property, plant and equipment are stated at cost and the declining-balance and straight-line methods are used to determine depreciation and amortization over estimated useful lives. Estimated useful lives for buildings and improvements range from 3 to 60 years and for machinery and equipment from 1 to 13 years. Leasehold improvements are amortized over the lesser of their useful lives or the lease term, including option periods expected to be utilized. Repairs and maintenance are expensed as incurred.

Intangible assets

Intangibles assets include purchased trademarks and trade names, which are stated at cost and amortized on a straight-line basis over periods from 8 to 15 years from the date of acquisition. Patents and purchased technology are stated at cost and are amortized on a straight-line basis over the expected life of the asset, up to 19 years. Customer relationships are stated at cost and are amortized on a straight-line basis over the expected life of the asset, up to 10 years.

Impairment of long-lived assets

When events and circumstances warrant a review, the Company evaluates the carrying values of long-lived assets and purchased intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The carrying value of a long-lived asset or purchased intangible is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined using anticipated discounted cash flows of the product line reporting units. Product line reporting units are one level below the business segment level. There are 9 major product lines in the Company’s 2 segments.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. The value initially assigned to goodwill is subject to the underlying assumptions used to value the other assets and liabilities. Goodwill is not amortized, but is tested for impairment

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

annually, and tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. Only one of the Company’s reporting unit has Goodwill. The provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), require that a two-step impairment test be performed on goodwill. In the first step, the Company must compare the fair value of each reporting unit to its carrying value. The Company determines the fair value of our reporting units based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will need to be recorded. Annual impairment testing was completed during the second quarter of 2007. There were no factors that indicated any impairment existed, therefore no write down of goodwill was recorded. Further, as of December 31, 2007 and 2006, the Company determined there were no factors that indicated any impairment existed at that time.

Revenue recognition

The Company follows the guidance in Staff Accounting Bulletin No. 104 (SAB 104) for revenue recognition. The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, risk of loss has passed to the customer and collection of the resulting receivable is probable. The Company generally designs, markets and sells our products as standard configurations. Accordingly, with the exception of sales of semiconductor systems equipment to Japanese customers, customer acceptance provisions for standard configurations are generally based on seller-specified criteria, which are demonstrated prior to shipment. Sales of semiconductor systems equipment to Japanese customers are recognized upon acceptance. Revenue on new products is deferred until the Company has established a track record of customer acceptance on these new products. When customer-specified objective criteria exist, revenue is deferred until customer acceptance if it cannot be demonstrated the system meets these specifications prior to shipment. Additionally, the Company’s Semiconductor Systems sales agreements may contain multiple elements. Typically, these may include product, installation, training and extended warranty/maintenance. Accordingly, the Company is required to follow Emerging Issues Task Force 00-21, Revenue Arrangements with multiple Deliverables, to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, the fair value of these separate units of accounting and when to recognize revenue for each unit. The Company determines the portion of revenue that is to be deferred for undelivered elements using vendor specific objective evidence of fair value. These determinations require judgment and estimates on our part, which may affect the amount and timing of revenue recognized in any given period. There are no significant obligations that remain after shipping other than warranty and some installation. Installation is usually a routine process without problems and the Company considers it to be inconsequential or perfunctory. As such, the cost of installation is accrued at the time the revenue is recorded and no related revenue is deferred. Historically, the costs of installation have not been significant. The Company typically negotiates trade discounts and agreed terms in advance of order acceptance and records any such items as a reduction of revenue. The Company rarely has returns and/or price adjustments; credits for returns under warranty occur mostly in the Precision Technology segment, and are not frequent.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

From time to time, the Company may extend payment terms of up to 180 days. If there are no undelivered elements, the Company recognizes revenue on such arrangements upon shipment, or customer acceptance if applicable, based on credit review and the Company’s history of collecting receivables with similar terms with no concessions. As of December 31, 2007 accounts receivable with 180 day payment terms totaled $16.5 million.

Revenue associated with service or maintenance contracts is recognized ratably over the life of the contract, which is generally one year.

Shipping & Handling Costs

Shipping and handling costs are recorded in cost of goods and totaled $5.0, $4.2 and $3.6 million in 2007, 2006 and 2005, respectively.

Product Warranty

The Company generally warrants its products for a period of up to 12 months for material and labor to repair and service the system. A provision for the estimated cost related to warranty is recorded at the time revenue is recognized.

The Company’s estimate of costs to service the warranty obligations are based on historical experience and expectation of future conditions. To the extent we experience increased warranty claims or increased costs associated with servicing those claims, revisions to the estimated warranty liability would be made.

Stock based compensation

The Company has stock-based compensation plans which are more fully described in Note 6. In 2006, the Company adopted SFAS123R “Accounting for Share-Based Payment” on a modified prospective basis effective the beginning of the year. The Company’s Financial Statements for 2007 and 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective basis, the Company’s Financial Statements for prior years have not been restated to reflect, and do not include, the impact of SFAS 123R. Prior to 2006, the Company followed the intrinsic value method as proscribed in APB 25, “Accounting for Stock Issued to Employees”.

Foreign currency translation

The financial statements of the parent corporation and its subsidiaries outside the United States have been translated into United States dollars in accordance with the Financial Accounting Standards Board Statement No. 52, Foreign Currency Translation. Assets and liabilities of foreign operations are translated from foreign currencies into United States dollars at the exchange rates in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect for the period. Accordingly, gains and losses resulting from translating foreign currency financial statements are reported as a separate component of other comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in net income. Foreign exchange transaction gains/losses were $0.5 million gain in 2007 compared to a loss of $1.4 million in 2006. These amounts arise primarily from transactions denominated in currencies other than the functional currency and gains/ (losses) on derivative contracts.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Derivative financial instruments

The Company’s primary objective for holding derivative financial instruments is to manage currency risk. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company’s accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions, including cash flow, or net investment hedges.

The Company did not have any derivative instruments that qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” at December 31, 2007 or 2006. The Company records all derivatives at fair value as assets or liabilities in the consolidated balance sheet and any changes are recognized in other income and expense.

The Company enters into foreign currency derivative contracts generally of less than six months duration to hedge its foreign currency risk on sales transactions. At December 31, 2007, the Company held forward contracts to:

•	Sell Japanese Yen for the equivalent of USD $7.9 million;

•	Settle USD/JPY Average Strike Option with an underlying currency amount of JPY 400 million (USD equivalent $3.5 million);

•	Buy British Pound for the equivalent of USD $4.2 million.

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

New Accounting Pronouncements

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes that this new pronouncement will not have a material impact on the Company’s financial statements in future periods.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes that this new pronouncement will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS 157 is effective with fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact that the implementation of SFAS 159 may have on our consolidated results and financial position.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115” (“SFAS 159”). SFAS 159 provides entities with the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective with fiscal years beginning after November 15, 2007, provided that the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Company is currently evaluating the impact that the implementation of SFAS 159 may have on our consolidated results and financial position.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 establishes standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns. In addition, FIN 48 requires new disclosures about positions taken by an entity in its tax returns that are not recognized in its financial statements, information about potential significant changes in estimates related to tax positions and descriptions of open tax years by major jurisdiction. The Company adopted FIN 48 for the year beginning January 1, 2007, with the cumulative effect of $146 thousand reflected as an adjustment to retained earnings.

As of the date of adoption, the total amount of unrecognized tax benefits totaled approximately $2.4 million, of which $2.4 million, if recognized, would favorably affect our effective tax rate in any future period. As of December 31, 2007 the amount of unrecognized tax benefits totaled approximately $3.5 million, of which $3.5 million, if recognized would favorably affect our effective tax rate. The Company expects that the changes in the unrecognized benefits within the next twelve months would not be material.

In addition, in May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,”(“FSP FIN 48-1”) to amend FIN No. 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise's tax position will be considered effectively settled if the

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

taxing authority has completed its examination, the enterprise does not plan to appeal, and the possibility is remote that the taxing authority would reexamine the tax position in the future. The Company believes that it has appropriately accounted for the effect of FSP FIN 48-1 in its financial statements.

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

2. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as at December 31:

Inventories

	2007	2006
Raw materials	$28,584	$36,839
Work-in-process	14,623	11,959
Finished goods	18,009	17,680
Demo inventory	4,306	6,225

Total inventories	$65,522	$72,703

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Property, Plant and Equipment, net

	2007	2006
Cost:
Land, buildings and improvements	$16,831	$18,475
Machinery and equipment	46,249	43,624

Total cost	63,080	62,099
Accumulated depreciation	(32,263)	(28,588)

Net property, plant and equipment	$30,817	$33,511

Depreciation expense was $9.4 million, $8.1 million and $7.3 million for 2007, 2006 and 2005, respectively.

At December 31, 2007, two buildings located in Poole United Kingdom with a net book value of $1.8 million were reclassified as “held for sale” from Land, Building and Improvements and included in other current assets. These properties are considered excess space following the China expansion and UK restructuring efforts undertaken in 2007.

Other Assets

	2007	2006
Prepaid assets:
Prepaid VAT and VAT receivable	$1,951	$7,146
Other prepaid expenses	2,968	3,025

Total prepaid assets	$4,919	$10,171

Poole, UK buildings held for sale	$1,813	$—
Other current assets	662	1,388

Total current assets	$2,475	$1,388

Long term other assets:
Deposits and other	$713	$710

Total	$713	$710

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Intangible Assets and Patents and Acquired Technology

Intangible assets consist of the following:

	December 31, 2007		December 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and acquired technology	$60,176	$(40,122)	$59,658	$(35,455)

	December 31, 2007		December 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer relationships	$15,259	$(6,411)	$15,204	$(4,651)
Trademarks, trade names and other	6,161	(2,192)	6,141	(1,729)

Total cost	21,420	$(8,603)	21,345	$(6,380)

Accumulated amortization	(8,603)		(6,380)

Net intangible assets	$12,817		$14,965

Estimated amortization of intangible assets and patents and acquired technology expense subsequent to December 31, 2007 is:

2008	$6,191
2009	5,735
2010	5,380
2011	4,622
2012	4,057
Thereafter	6,886

Total amortization expense	$32,871

Other Accrued Expenses

	2007	2006
Accrued warranty	$4,216	$4,814
Accrued audit and tax	1,281	1,400
VAT payable	51	1,230
Accrued restructuring, current portion (note 10)	398	196
Accrual for recourse receivable	664	993
Other	2,743	4,248

Total	$9,353	$12,881

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Accrued Warranty

	Year Ended December 31,
	2007	2006
Balance at the beginning of the period	$4,814	$4,445
Charged to costs and expenses	4,283	4,925
Use of provision	(4,888)	(4,814)
Foreign currency exchange rate changes	7	258

Balance at the end of the period	$4,216	$4,814

3. Bank Indebtedness

At both December 31, 2007 and December 31, 2006, the Company had no bank lines of credit.

4. Deferred Compensation

Certain officers and employees have deferred payment of a portion of their compensation until termination of employment or later. Interest on the outstanding balance is credited quarterly at the prime rate, which averaged 8.0% during the years ended December 31, 2007 and 2006. The portion of deferred compensation estimated to be due within one year is included in accrued compensation and benefits.

5. Stockholders’ Equity

Capital stock

The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, and to share ratably in our assets legally available for distribution to our stockholders in the event of liquidation. Holders of common stock have no redemption or conversion rights.

Accumulated other comprehensive loss

The following table provides the details of accumulated other comprehensive income (loss) at December 31;

	2007	2006
Accumulated foreign currency translations	10,847	6,000
Pension liability, net of tax of $227 (2006—$244)	(4,274)	(8,307)

Total	$6,573	$(2,307)

Net income per common share

Basic income per common share was computed by dividing net income by the weighted-average number of common shares outstanding during the year. For diluted income per common share, the denominator also includes dilutive outstanding stock options, restricted stock and warrants determined using the treasury stock method.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Common and common equivalent share disclosures are:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Weighted average common shares outstanding	42,364	41,896	41,548
Dilutive potential common shares	281	355	308

Diluted common shares	42,645	42,251	41,856

Options, warrants and restricted stock excluded from diluted income per common share as their effect would be antidilutive	1,049	802	1,854

Shareholders Rights Plan

At the May 26, 2005 Annual and Special Meeting of Shareholders, the shareholders of the Company approved a resolution to implement a Shareholder Rights Plan Agreement (the “Plan”) for a term of three years. The Plan was substantially similar to the Shareholder Rights Plan that was approved by the shareholders on May 9, 2002, which expired on April 12, 2005.

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

So long as the Rights are not transferable separately from the common shares, the Company will issue one Right with each new common share issued. This Plan will expire in May 2008 unless it is renewed by shareholders.

Stock Repurchase Plan

In December 2005, the Company’s Board of Directors authorized a stock repurchase program providing for the repurchase of up to $15.0 million in shares of the Company’s common stock. During 2007 and 2006, the Company repurchased and retired 816,830 and 381,300 shares at an aggregate cost of approximately $7.8 and $3.8 million respectively. At December 31, 2007, approximately $3.4 million remain in this repurchase program.

In February 2008, the stock repurchase program was increased by $25 million as the majority of the original funds have been depleted.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

6. Stock Based Compensation

The Company has several stock-based compensation plans, including the 2006 Equity Incentive Plan, under which stock-based grants may be issued and several other plans under which no new grants will be made. The 2006 Equity Incentive Plan provides for grants of various stock based awards including, but not limited to, stock options, stock appreciation rights and restricted stock. Since 2006, the Company has issued only restricted stock in the form of time and performance-based grants to senior executives, key employees and directors.

2006 Equity Incentive Plan

On May 15, 2006, shareholders of the Company approved the 2006 Equity Incentive Plan which provides for the sale or grant of various awards of, or the value of, the Company’s common shares including stock options, stock appreciation rights, restricted stock and performance shares and units, performance-based awards, and stock grants, to officers, directors, employees and certain consultants to the Company. The maximum number of shares of the Company’s common stock which may be issued pursuant to the 2006 Equity Incentive Plan is 6,906,000 shares, subject to adjustment in the event of certain corporate events and reduced by the number of shares already issued pursuant to awards under the Company’s 1992 and 1995 Equity Incentive Plans. The plan has a ten year term. At December 31, 2007, there remain 892,066 common shares available to issue pursuant to this plan.

Restricted Stock

The Company recorded stock compensation expense, primarily included in selling, general and administrative expenses, related to its restricted stock awards of $0.7 and $2.5 million in 2006 and 2007, respectively. These expenses have been recorded as an increase in additional paid-in capital on the Company’s balance sheet. Total stock compensation expense was approximately $0.9 and $2.5 million in 2006 and 2007, respectively. Earnings before income taxes were reduced by these amounts. Net income, after income taxes, decreased by approximately $0.6 and $1.6 million or $0.02 and $0.04 per basic and diluted share for 2006 and 2007, respectively, as a result of this compensation expense.

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

Nonvested Restricted Shares	Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at December 31, 2005	—	$—
Granted	625,590	$9.30
Vested	—	—
Forfeited	(20,000)	9.78

Nonvested shares at December 31, 2006	605,590	$9.28
Granted	782,292	$10.07
Vested	(134,381)	9.14
Forfeited	(86,952)	9.95

Nonvested shares at December 31, 2007	1,166,549	$9.78

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

In 2007 the fair value to the shares that vested during the year was $1.3 million. As of December 31, 2007, there was $8.9 million of unrecognized compensation cost related to nonvested restricted stock grants. A portion of this unrecognized expense is performance based, some of which will not be earned. The cost of the earned shares is expected to be recognized over a weighted-average remaining period of 2.0 years.

In 2006, the Compensation Committee granted 213,000 restricted stock awards to senior executives and general managers. Of the restricted stock awards approved, 63,900 were time-based, and, 149,100 were performance based shares. Both vest annually over 3 years on March 10, 2007, March 10, 2008 and March 10, 2009. Of the 149,100 performance based shares granted, 98,044 were earned based on the actual achievement of the 2006 performance targets. These shares will be expensed over the 3 year vesting period. In 2006, the Company also granted a total of 380,190 shares of restricted stock awards to the incoming CEO pursuant to a written employment agreement. These stock awards are made up of 206,133 performance-based and 174,057 time-vested grants. Of the performance grants, 56,133 shares are tied to the same 2006 Company profitability targets and vesting as the executive grants noted above. The remaining 150,000 performance-based shares are tied to longer-term operating results through 2009, which the Company currently does not believe will be achieved. Of the total 2006 awards, approximately 358,000 total shares, performance based and time based, will be earned provided the employees remain employed through the full vesting period. These shares are expensed evenly over the 3 year vesting period.

On September 22, 2006, the Company granted 32,400 time-based shares of restricted stock to the independent directors which vest with one-third vesting annually over 3 years. The Company will recognize expense on the restricted stock awards over the requisite service period, which is generally from the grant date of the awards through the end of the vesting period.

In 2007, the Company granted a total of 782,292 restricted stock awards. These awards are broken into the following categories.

• Senior Executives and Key Employees	755,550
• Independent Directors	26,742

Grants to executives and key employees were structured similar to 2006, with a split of time and Company performance based shares which both vest over 3 years. Approximately 491,000 of these performance and time based shares, were earned as of December 31, 2007 provided the employees remain employed through the full vesting period. These shares are being expensed evenly over the 3 year vesting period.

As part of the Company’s annual grant to directors, each of the Company’s 5 independent directors was granted 4,457 shares of time based restricted stock that vests over 3 years.

2006 Stock Option Review

During the fourth quarter of 2006, the Company and its Audit Committee, assisted by outside counsel, conducted a review of its historical stock option granting practices during the period from 2000-2005. Based on the results of the review, the Company recorded a $0.3 million expense in 2006 to reflect the cumulative impact of accounting errors due to the use of incorrect measurement dates, without restating any historical financial statements. The Company has concluded that the use of incorrect measurement dates was not the result of intentional wrongdoing and has taken steps to improve the controls over its equity award granting process.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The amount of this correction in any single year would not have been more than 3.7% of pre-tax income for that year. We recorded the cumulative impact of these errors as a charge in the fourth quarter of 2006 without restating any historical financial statements, following the guidance of SAB 108. This charge increased selling, general and administrative expenses by $0.3 million in 2006.

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

2005 Pro forma Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method as proscribed under APB 25. Had compensation cost for the Company’s stock option and employee stock purchase plans been determined consistent with SFAS 123 prior to 2006, the Company’s net income and net income per share would have been decreased to the pro forma amounts below.

2005
Net income (loss):
As reported	$9,657
Stock based compensation included in results of operations	(55)
Stock based compensation if fair value based method was applied	(3,012)

Pro forma	$6,590
Basic net income (loss) per share:
As reported	$0.23
Pro forma	$0.16
Diluted income (loss) per share:
As reported	$0.23
Pro forma	$0.16

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

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

2005
Risk-free interest rate	4.2%
Expected dividend yield	—
Expected life from date of grant	5.0 years
Expected volatility	52%
Weighted average fair value per share	$5.03

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

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

As a result of the 2005 stock option acceleration, all options that were outstanding in these plans became fully vested. Stock option and warrant activity for the years ended December 31, 2007, 2006 and 2005 is presented below.

	Options/Warrants (thousands)	Weighted Avg. Exercise Price	Weighted Avg. Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2004	3,609	10.43
Granted	201	9.85
Exercised	(179)	4.89
Forfeited and expired	(66)	11.14

Outstanding at December 31, 2005	3,565	$8.21
Granted	—	—
Exercised	(643)	7.61
Forfeited and expired	(580)	17.96

Outstanding at December 31, 2006	2,342	$9.73
Granted	—	—
Exercised	(954)	8.59
Forfeited and expired	(160)	10.83

Outstanding at December 31, 2007	1,228	$10.46	1.9 years	$546,254

Exercisable at December 31, 2007	1,228	$10.46	1.9 years	$546,254

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the quoted price of our common shares for the 300,000 options and warrants that were in the money at December 31, 2007. The intrinsic value of exercised options and warrants in the years ended December 31, 2007, 2006 and 2005 was $1.3, $3.1 and $0.7 million, respectively.

In December 2005, the Company accelerated the vesting of all outstanding unvested stock options. As a result of the acceleration, 558,446 shares of GSI Group Inc.’s common stock was immediately exercisable, subject to certain restrictions.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The following summarizes outstanding and exercisable options outstanding on December 31, 2007 issued prior to the GSI Group Equity Incentive Plan.

	Options Outstanding & Exercisable
Range of Exercise Prices	Number of Options (000’s)	Weighted Average Remaining Life	Weighted Average Exercise Price
$ 3.71 to $ 7.69	131	1.0 years	$5.26
$ 8.83 to $ 9.51	169	1.8 years	$9.26
$10.00 to $10.00	80	3.6 years	$10.00
$10.09 to $10.09	491	2.6 years	$10.09
$10.49 to $10.60	54	2.0 years	$10.57
$10.93 to $10.93	50	4.0 years	$10.93
$13.82 to $13.82	5	2.4 years	$13.82
$14.66 to $14.66	218	0.2 years	$14.66
$15.08 to $15.08	17	0.4 years	$15.08
$15.17 to $15.17	13	0.3 years	$15.17

	1,228	1.9 years	$10.46

7. Employee Benefit Plans

U.K. Defined Benefit Pension Plan

The Company maintains a pension plan, in the United Kingdom, that consists of two components: the Final Salary Plan, which is a defined benefit plan, and the Retirement Savings Plan, which is a defined contribution plan. In 1997, membership to the Final Salary Plan was closed and in 2003 the Company was allowed to stop accruing additional benefits to the participants. Benefits under this plan were based on the employees’ years of service and compensation. Most of the beneficiaries of this plan are no longer employed by the Company. The Company follows a pension funding policy based on widely used actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. The assets of this plan consist primarily of equity, real estate and fixed income securities of U.K. and foreign issuers.

Pension and other benefit costs reflected in the consolidated statements of operations are based on the projected benefit method of valuation. Within the consolidated balance sheet, pension plan benefit liabilities are included in accrued compensation and benefits. In 2006, the Company adopted FAS 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” this adoption had minimal impact on the accounting for the United Kingdom plan as the Company’s prior year underfunded status was recognized as a liability with changes recorded to comprehensive income. The Company used measurement dates of December 31, for 2007 and 2006, and November 30 for 2005.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The net periodic benefit cost for the defined benefit pension plan was determined as follows:

	2007	2006	2005
Service cost	$—	$—	$—
Interest cost	1,637	1,557	1,308
Premiums and expenses	—	84	111
Expected return on plan assets	(1,800)	(1,295)	(955)
Recognized losses	293	472	383

Net Periodic Benefit Cost	$130	$818	$847

The assumptions used to determine the net periodic benefit cost were as follows:

	2007	2006	2005
Weighted-average Discount Rate	5.1%	4.9%	6.4%
Weighted-average Rate of Compensation Increase	—	—	—
Weighted-average Long-Term Rate of Return on Plan Assets	7.3%	6.4%	6.4%

The assumptions used to determine the accrued pension benefits (obligations) were as follows:

	2007	2006
Weighted-average Discount Rate	5.8%	5.1%
Weighted-average Rate of Compensation Increase	—	—
Rate of Inflation	3.4%	3.1%
Weighted-average Long-Term Rate of Return on Plan Assets	7.3%	7.3%

The estimates are based on actuarially computed best estimates of pension asset long-term rates of return and long-term rate of obligation escalation. Variances between these estimates and actual experience are amortized over the employees’ average remaining service life.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The most recent actuarial valuation of the plan was performed as of December 31, 2007. That valuation is the basis for the 2007 funding status table below. The actuarial present value of the pension benefit obligation; the net assets available to provide for these benefits, at market value; and the funded status of the plan were as follows:

	2007	2006
Change in benefit obligation:
Projected benefit obligation at beginning of year	$31,639	$27,831
Interest cost	1,637	1,557
Actuarial changes in assumptions and experience	(2,794)	(945)
Benefits paid	(457)	(439)
Foreign currency exchange rate changes	315	3,635

Projected benefit obligation at end of year	$30,340	$31,639

Accumulated benefit obligation	$30,340	$31,639

Change in plan assets:
Fair value of plan assets at beginning of year	$23,679	$17,005
Actual return on plan assets	1,986	2,945
Employer contributions	1,383	1,680
Benefits paid	(457)	(439)
Foreign currency exchange rate changes	187	2,488
Other	—	—

Fair value of plan assets at end of year	$26,778	$23,679

Funding status at end of year	$(3,562)	$(7,960)

Net Amounts Recognized in the Financial Statements:
Unrecognized actuarial loss reported within long term liabilities and accumulated other comprehensive loss	$(3,562)	$(7,960)
Accrued pension liability	3,562	7,960
Amounts included in other accumulated comprehensive income not yet recognized in periodic pension cost	3,234	3,267
Amounts expected to be amortized from accumulated comprehensive income into net periodic pension costs over the next fiscal year consists of net actuarial gain/loss	104	287

The measurement dates are December 31, 2007 and December 31, 2006. The impact of the adoption of the measurement date provision of FAS 158 was not material.

The Company’s pension plan asset allocations at December 31, 2007 and 2006 were as follows:

	2007	2006
Asset Category:
Equity securities	63%	59%
Debt securities	13	7
Real estate	20	26
Other	4	8

Total	100%	100%

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The investment policy of the plan is to diversify globally across major investment categories. The Company has assumed that the overall return on bonds will be 4.6% per year. Equities and real estate are assumed to outperform bonds by 3.25% per year, and cash will produce a return of 1.0% above price inflation. Based these assumptions and on the asset distribution, the expected rate of return on assets at December 31, 2007 is 7.3%.

The following table reflects the total expected benefit payments to plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s benefit obligation at year end.

Expected Benefit Payments:
2008	$435
2009	474
2010	502
2011	603
2012	619
Thereafter	4,720

The Company anticipates that the total expected contribution to the plan in 2008 to be approximately $0.9 million. It is the Company’s practice to fund the plan sufficient to meet the benefits while also allowing for future UK price inflation. The Company also funds the plan to meet the minimum required by UK laws.

Japan Defined Benefit Pension

The Company maintains a tax qualified pension plan in Japan. The plan is a quasi defined benefit pension plan which covers substantially all Japanese employees. The Company deposits funds in various fiduciary-type arrangements and/or purchases annuities. Benefits are based on years of service and the employee’s compensation at retirement. Employees with less than twenty years of service to the Company receive a lump sum benefit payout. Employees with twenty or more years of service to the Company, receive a benefit that is guaranteed for a certain number of years. Participants may under certain circumstances, receive a benefit upon termination of employment.

The assumptions that are used to value the costs and obligations of the plan reflect the Japanese economic environment. The Company continues to fund the plan sufficient to meet current benefits as well as fund a portion of future benefits as permitted by regulatory authorities. An actuarial valuation of the plan was conducted as of December 31, 2007, 2006 and 2004.

The net periodic benefit cost for the defined benefit pension plan was determined as follows:

	2007	2006	2005
Service cost	$162	$165	$200
Interest cost	22	29	29
Expected return on plan assets	(3)	(4)	(3)
Recognized losses	—	—	—
Gain due to settlement	—	(52)	—
Amortization of the unrecognized transaction obligation or asset	57	64	68

Net Periodic Benefit Cost	$238	$202	$294

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The assumptions used to determine the net periodic benefit cost were as follows:

	2007	2006	2005
Weighted-average Discount Rate	1.9%	2.0%	2.0%
Weighted-average Rate of Compensation Increase	3.0%	3.6%	3.4%
Weighted-average Long-Term Rate of Return on Plan Assets	0.8%	0.8%	0.8%

The assumptions used to determine the accrued pension benefit (obligation) were as follows:

	2007	2006	2005
Weighted-average Discount Rate	1.7%	1.9%	2.0%
Weighted-average Rate of Compensation Increase	3.0%	3.0%	3.4%
Weighted-average Long-Term Rate of Return on Plan Assets	0.8%	0.8%	0.8%

The estimates are based on actuarially computed best estimates of pension asset long-term rates of return and long-term rate of obligation escalation. Variances between these estimates and actual experience are amortized over the employees’ average remaining service life.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The most recent actuarial valuation of the plan was performed as at December 31, 2007 indicates the actuarial present value of the pension benefit obligation; the net assets available to provide for these benefits, at market value; and the funded status of the plan were as follows:

	2007	2006
Change in benefit obligation:
Projected benefit obligation at beginning of year	$1,194	$1,538
Service cost	162	165
Interest cost	22	29
Actuarial changes in assumptions and experience	54	(298)
Benefits paid	(19)	(237)
Foreign currency exchange rate changes	77	(3)

Projected benefit obligation at end of year	$1,490	$1,194

Accumulated benefit obligation	$1,174	$932

Change in plan assets:
Fair value of plan assets at beginning of year	$337	$480
Actual return on plan assets	—	(106)
Employer contributions	203	184
Benefits paid	(19)	(220)
Foreign currency exchange rate changes	30	(1)

Fair value of plan assets at end of year	$551	$337

Funding status at end of year	$(939)	$(857)

Net Amounts Recognized in the Financial Statements:
Unrecognized actuarial gains	$—	$—
Unamortized amount	—	—

Net accrued pension liability recognized	$939	$857
Amount recognized in the balance sheet consists of:
Accrued compensation and benefits	$939	$857
Intangible asset	—	—

Accrued benefit liability, consisting of $20 short-term and the remaining $919 long-term	$939	$857
Accumulated other comprehensive income	(620)	(590)
Amounts included in other accumulated comprehensive income not yet recognized in periodic pension cost	620	590
Amounts expected to be amortized from accumulated comprehensive income into net periodic pension costs over the next fiscal year consists of:
Net actuarial (gain)	—	(6)
Net transition obligation	63	63

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The Company’s pension plan asset allocations at December 31, 2007 and 2006 were as follows:

	2007	2006
Asset Category:
Equity securities	—%	—%
Debt securities	—	—
Real estate	—	—
Insurance contracts	100	100

Total	100%	100%

The following table reflects the total expected benefit payments to plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s benefit obligation at year end.

Expected Benefit Payments:
2008	$90
2009	97
2010	157
2011	135
2012	115
Thereafter	982

The Company anticipates that contributions to the plan in 2008 will be approximately $0.2 million. The plans investment strategy is low risk with preservation of principal as the primary objective. Plan assets are held in insurance related investments. There was no significant change in the investment strategy of this plan during 2007 or 2006.

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

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Defined Contribution Plans

The Company has defined contribution employee savings plans in the United Kingdom, the United States and Canada. In the United Kingdom the Company offers a retirement savings plan. The United States employees can make contributions to a 401(k) plan. The Company matches the contributions of participating employees on the basis of percentages specified in each plan. Company matching contributions to the plans were $4.1 million in 2007 (2006—$2.8 million; 2005—$2.8 million).

8. Income Taxes

Income Taxes. The Company recorded a tax provision of $10.7 million during the 2007 fiscal year. The effective tax rate for 2007 was 36.0% of income before taxes, compared to an effective tax rate of 29.4% of income before taxes for 2006. Our tax rate in 2007 differs from the Canadian statutory rate of 32.12% due to an income tax charge for state taxes, an income tax charge attributed to non-US withholding taxes, increases in the Company’s uncertain income tax positions, the recording of an additional valuation allowance in the United Kingdom and the United States, as well as income tax rate changes in Germany and Canada which impacted the Company’s deferred tax position. The aforementioned charges were partially offset by benefits derived from R&D tax credits, an extraterritorial income exclusion in the United States, and the release of valuation allowances in Canada due to the utilization of net operating losses against the current year income in Canada.

	2007	2006	2005
Income from continuing operations before income taxes:
Canadian	$6,947	$4,987	$2,699
U.S.	14,630	22,003	11,078
Other	8,184	3,814	87

Total	$29,761	$30,804	$13,864

Details of the income tax provision (benefit) are as follows:
	2007	2006	2005
Current
Canadian	$850	$770	$689
U.S.	2,535	2,959	2,580
Other	988	3,512	1,509

	4,373	7,241	4,778
Deferred
Canadian	608	(2,235)	—
U.S.	3,126	1,401	(187)
Other	2,610	2,654	(384)

	6,344	1,820	(571)

Income tax provision	$10,717	$9,061	$4,207

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

The reconciliation of the statutory Canadian income tax rate related to income from continuing operations before income taxes to the effective rate is as follows:

	2007	2006	2005
Reconciliation of effective tax rate in the statement of operations
Expected Canadian tax rate	32.1%	36.1%	36.1%
Expected income tax provision	$9,559	$11,126	$5,005
Permanent differences	(165)	(1,213)	100
International tax rate differences	(224)	(633)	32
Change in valuation allowance	369	(3,480)	(2,196)
Capital allowances	—	3,153	—
Extraterritorial income exclusion	(689)	(2,432)	—
Contingencies	910	332	704
Tax credits	(40)	665	—
State income tax net	298	488	200
Withholding tax	850	770	641
Other items	(151)	285	(279)

Reported income tax provision	$10,717	$9,061	$4,207

Effective tax rate	36.0%	29.4%	30.3%

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

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities as at December 31, 2007 are as follows:

	2007	2006
Deferred tax assets
Operating tax loss carryforwards	$15,888	$19,315
Compensation related deductions	2,352	4,842
Tax credits	3,218	4,880
Restructuring and other accrued liabilities	4,702	5,984
Deferred revenue	736	1,473
Inventory	2,970	2,640
Depreciation	1,316	155
Amortization	1,798	797

Total deferred tax assets	32,980	40,086
Valuation allowance for deferred tax assets	(12,305)	(12,062)

Net deferred income tax assets	$20,675	$28,024

Deferred tax liabilities
Depreciation	$(1,066)	$—
Amortization	(9,059)	(12,342)
Others	(289)	—

Total deferred tax liabilities	$(10,414)	$(12,342)

Allocated as follows:
Net deferred income tax assets—short-term	8,249	7,925
Net deferred income tax liabilities—short-term	(286)	—
Net deferred income tax assets—long-term	9,887	20,099
Net deferred income tax liabilities—long-term	(7,589)	(12,342)

Net deferred income tax assets	$10,261	$15,682

In determining our fiscal 2007, 2006, and 2005 tax provisions under SFAS No. 109, “Accounting for Income Taxes”, management determined the deferred tax assets and liabilities for each separate tax entity. Management then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred assets. In accordance with SFAS No 109, we have recorded valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning strategies in determining the need for valuation allowances. The Company will continue to evaluate its deferred tax position on a quarterly basis and will record any increase or decrease to the amount currently reflected as appropriate in the period of change in judgment.

The Company has provided valuation allowances in the amount of $12.3 million and $12.1 million at December 31, 2007 and December 31, 2006, respectively. The change in valuation allowance is due to activities in numerous jurisdictions. In both the United States and the United Kingdom, the valuation allowances were increased as the Company determined that it is more likely than not that it will not realize its certain deferred tax assets. In Canada the valuation allowance was decreased due to the utilization of the net operating losses against the current year income in Canada.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

At December 31, 2007, the Company had loss carry forwards of approximately $15.9 million (tax effected) available to reduce future years’ income for tax purposes. Of this amount, approximately $0.7 million relates to the United States and expires between 2008 and 2023, $7.8 million relates to Canada of which $7.7 million expires between 2009 and 2010, and $0.1 million can be carried forward indefinitely, $6.2 million relates to the United Kingdom and can be carried forward indefinitely, $0.7 million relates to Germany and can be carried forward indefinitely, $0.5 million relates to Hong Kong and can be carried forward indefinitely.

At December 31, 2007, the Company had tax credits of approximately $3.2 million available to reduce future years’ income for tax purposes. Of this amount, approximately $0.5 million relates to the United States and expires between 2021 and 2022 and $2.8 million relates to Canada of which $1.5 million expires between 2010 and 2013 and, $1.3 million can be carried forward indefinitely.

As a result of the Company’s adoption of FAS 158 the Company has recorded a pension liability related to the United Kingdom and Japan. The amount of the liability and the associated tax effect has been recorded to other comprehensive income.

Income taxes paid during 2007 and 2006 were $11.7 and $10.9 million, respectively.

Undistributed earnings of the Company’s non Canadian subsidiaries amounted to approximately $126 million as of December 31, 2007. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business as defined in the provisions of FAS109 as well as Accounting Principles Board (APB) 23. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006.

In addition, in May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,”(“FSP FIN 48-1”) to amend FIN No. 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise's tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and the possibility is remote that the taxing authority would reexamine the tax position in the future. The Company believes that it has appropriately accounted for the effect of FSP FIN 48-1 in its financial statements.

The Company adopted the provisions of FIN 48 on January 1, 2007. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. On January 1, 2007, the Company recorded the cumulative effect of applying the provisions of FIN 48, which resulted in the recording of a $146 thousand increase to the opening balance of the Company’s retained earnings.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

As of the date of adoption, the total amount of unrecognized tax benefits totaled approximately $2.4 million, of which $2.4 million, if recognized, would favorably affect our effective tax rate in any future period. During 2007, the Company settled an audit with the Internal Revenue Service for tax years 1999 – 2002. As of December 31, 2007 the amount of unrecognized tax benefits totaled approximately $3.5 million, of which $3.5 million, if recognized would favorably affect our effective tax rate. The Company expects that the changes in the unrecognized benefits within the next twelve months would not be material.

The reconciliation of the total amounts of unrecognized tax benefits at the beginning and the end of 2007 is as follows:

Balance at January 1, 2007	$2,440
Additions based on tax positions related to the current year	1,751
Additions for tax positions of prior years	487
Reductions for positions of prior years	—
Settlements	(1,141)

Balance at December 31, 2007	$3,537

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007 and 2006, the Company had approximately $0.3 million and $0.5 million, respectively of accrued interest and penalties related to uncertain tax positions. During the years ended December 31, 2007, and 2005, the Company recognized approximately $111 thousand, and $144 thousand in interest and penalties, respectively. In 2006 there were no interest or penalties recognized.

The Company files income tax returns in the U.S. federal, states, and foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state or local, or foreign income tax examinations by tax authorities for the years before 2002 as these years have been effectively settled as described in FSP FIN 48-1. During 2007, the Company settled an audit with the Internal Revenue Service for tax years 1999 – 2002. Furthermore, the Company closed an audit with the Japanese tax authorities for tax years 2004 -2006 resulting in no adjustments. Currently, the Company is under audit in the United States for tax years 2004 and 2005 and in Canada for tax years 2002 – 2004. The Company’s income tax returns may be reviewed in the following countries and for the following periods under the appropriate status of limitations: United States (2004-present), Canada (2002-present), United Kingdom (2004-present), and Germany (2004—present).

9. Related Party Transactions

Richard B. Black is a director of the Company and is also the President and Chief Executive Officer of ECRM, Inc. ECRM manufactures laser systems equipment for the printing and publishing industry and is a customer of GSI. During the year ended December 31, 2007, ECRM purchased $0.7 million (2006—$0.6 million 2005- $0.3 million) of air bearing spindle equipment from GSI. All sales were made pursuant to GSI’s standard contract terms and conditions, and the Nominating and Governance Committee of the Company’s Board of Directors has reviewed and confirmed that ECRM received no favored commercial treatment. Receivables from ECRM, Inc. were $0.2 and $0.3 million at December 31, 2007 and 2006, respectively, and are included in accounts receivable on the balance sheet.

The Company recorded $3.7 million as sales revenue to Sumitomo Heavy Industries Ltd., a significant shareholder as of December 31, 2007 (2006—$5.3 million and 2005—$5.6 million). Receivables from Sumitomo Heavy Industries Ltd. of $0.5 million and $0.7 million at December 31, 2007 and 2006, respectively, are included

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

in accounts receivable on the balance sheet. The Company purchased $0.1 million and $0.3 million from Sumitomo in the years ended December 31, 2007 and 2006 respectively. There was no payable due to Sumitomo Heavy Industries Ltd at December 31, 2007. Payables due to Sumitomo Heavy Industries Ltd. were $6 thousand as at December 31, 2006 and are included in accounts payable on the balance sheet.

Through July 2006, the Company had an agreement with V2Air LLC relating to the use of V2Air LLC’s aircraft for Company purposes. The Company’s former President and Chief Executive Officer, Charles D. Winston owned V2Air LLC. Pursuant to the terms of the agreement, the Company was required to reimburse V2Air LLC for certain expenses associated with the use of the aircraft for Company business travel. This agreement was terminated in July 2006. During the year ended December 31, 2006, the Company reimbursed V2Air LLC approximately $151,000 (2005—$102,000) under the terms of such agreement. No payments were made in 2007, and the Company expects no further payments to be made under V2Air Agreement.

10. Restructuring and other

Restructuring charges

The following table summarizes restructuring charges in the statement of operations:

	Year Ended December 31,
	2007	2006	2005
U.K Restructuring charges	$6,713	$—	$—
Munich Restructuring charges (credits)	(64)	110	457

Total restructuring charges	$6,649	$110	$457

The following table summarizes the accrued restructuring provisions on the balance sheet:

	Year Ended December 31,
	2007	2006	2005
U.K Restructuring	$44	$—	$—
Munich Restructuring	$1,292	$1,337	$1,392

Total restructuring provision	1,336	1,337	1,392

U.K Restructuring charges:

On February 1, 2007, the Company’s Board of Directors committed to expanding the Company’s manufacturing operations in China and restructuring its operations in the United Kingdom. During 2007 the Precision Technology Segment moved additional manufacturing of laser and high speed air bearing spindle manufacturing from two UK facilities to the Company’s Suzhou, China facility. The Company reduced manufacturing capacity at its UK facilities, streamlined operations and discontinued production of selected low volume legacy product lines after consultation with customers. The transfer is mostly complete and the Company’s consolidated financial statements for 2007 include restructuring charges of $6.7 million.

•	$2.6 million in employee termination benefits

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

•

$3.1 million in inventory write offs charged to restructuring, as they related to discontinued product offerings. As these write-offs are separate from normal recurring activities they have not been recorded in cost of goods sold. These write-offs are comprised of the following:

•	$0.3 million of scanning spindle lines

•	$2.0 million of Spectron Diode pumped lasers, models SL600, SL2500 and SLD2100

•	$0.8 million of the Impact and certain LaserMark lines

•	$0.7 million in direct costs associated with the manufacturing transition to Suzhou

•	$0.3 million in impairment charges related to facility consolidations.

Munich restructuring charges:

During the years 2000-2004, the Company exited certain markets and activities served out of the Munich, Germany location. Through 2007, the Company has recorded $2.6 million of expense for this plan. As part of this restructuring, the Company maintains a provision for the future contractual obligations net of expected sublease income on an operating lease that expires in January 2013. In 2006 the Company entered into a sub-lease arrangement. Initially the sub-lease was for a portion of the facility, and the Company continued to occupy some space in the facility. The sub-lease agreement included an option for the tenant to occupy the whole facility. This option has been exercised, and the facility was fully sub-leased in May 2007, through the end of the lease term. As a result of changes in the present value of the net cash flows from expected sub-lease income and Munich lease expense, the Company recorded a reduction of $0.1 million and an additional $0.1 million in restructuring charges in 2007 and 2006 respectively.

The Company will continue to monitor restructuring accruals to ensure that such amounts remain appropriate in light of changing conditions in the markets, and make appropriate adjustments as required.

11. Commitments and Contingencies

Operating leases

The Company leases certain facilities and equipment under operating lease agreements. Most of these lease agreements expire between 2008 and 2013. In the United Kingdom where it is more common, the Company has owned facilities on land leases that extend through 2078. The facility leases require the Company to pay real estate taxes and other operating costs. The rent on certain leases is subject to escalation clauses in future years. For the year ended December 31, 2007, lease expense was approximately $4.9 million (2006—$4.4 million, 2005—$4.6 million).

On November 1, 2007 the Company signed a 12 year lease for a 147,000 square foot facility in Bedford, Massachusetts. During 2008, the Company will consolidate the Natick, Billerica and Wilmington, Massachusetts operations into this facility. The Company is also committed to the following expenditures in connection with the fit up and occupancy of the Bedford Massachusetts facility:

•	$11.3 million in leaseholds improvements less landlord allowances of $4.0 million

•	$3.5 million in other capital costs

•	$0.6 million in moving and other costs

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

Future Minimum lease payments under operating leases expiring subsequent to December 31, 2007 are:

2008	$5,624
2009	3,655
2010	3,404
2011	2,974
2012	2,837
Thereafter	29,533

Total minimum lease payments	$48,027

The Company has a sublease agreement on its Munich and Rugby facilities and will receive $3.7 million from 2007 to 2013.

Purchase Commitments

As of December 31, 2007, the Company had total purchase commitments for inventory and services of approximately $39.8 million compared to $19.3 million and $38.1 million of purchase commitments for inventory and services at December 31, 2006 and December 31, 2005 respectively.

Deferred Compensation

As of December 31, 2007, the Company has Deferred Compensation due to certain officers and employees of $0.7 million compared to $2.8 million and $2.6 million at December 31, 2006 and December 31, 2005 respectively.

Recourse receivables

In Japan, where it is customary to do so, the Company discounts certain customer notes receivable at a bank with recourse. The Company’s maximum exposure was $0.7 million at December 31, 2007 (2006—$1.0 million). The book value of the recourse receivables approximates fair value. During 2007, the Company received cash proceeds relating to the discounted receivables of $3.8 million (2006—$3.0 million). Recourse receivables are included in accounts receivable and the related liability is recorded in other accrued expenses on the balance sheet.

Legal proceedings and disputes

In March 2007, the Company and Lumenis Ltd. settled a dispute that began in 2005 over representations made to the Company by Lumenis, prior to the Company’s acquisition of certain Lumenis product lines. A settlement of the Company’s claim resulted in a cash payment from Lumenis to the Company. A portion of the payment was applied in full satisfaction of a receivable from Lumenis. The remainder ($2.0 million) was recorded as an offset to selling, general and administrative expenses in 2007, as it represents a recovery of previously expensed amounts.

The Company’s French subsidiary (GSI France) is subject to a claim by SCGI, a customer of the French subsidiary, that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. In May 2001, the Le Creusot commercial court determined that the machine breached its warranty. An expert appointed by the

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

court estimated the cost to repair at approximately ~~F~~ 800,000, and SCGI thereafter repaired the system after advancing the repair costs itself. In the third quarter of 2003, the Company was notified that SCGI was seeking aggregate damages of €1.9 million. In July 2004, a court appointed expert estimated the actual damages at €900,000.

SCGI had previously withheld €300,000 of the purchase price, which the Company argued should offset against any damages. On April 18, 2006, the court fixed SCGI’s claim at €598,079, plus court costs and expert fees of €85,945. SCGI accepted the court’s determination. Since then, SCGI has been appointed Controller by the bankruptcy court with general supervisory responsibilities during the liquidation. SCGI is now demanding that the Liquidator bring an action against GSI Group Ltd. in the UK based on two possible causes of action: that GSI France was financed by a third party (not a related group party) to misrepresent its solvency to customers, including SCGI; or alternatively, that GSI France had no independent identity apart from its parent corporation (akin to “piercing the corporate veil” under US common law). The Company is not aware of any facts to support either legal theory. The Company’s French counsel is addressing these points directly with the Liquidator.

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

Guarantees and Indemnifications

In the normal course of our operations, the Company executes agreements that provide for indemnification and guarantees to counterparties in transactions such as business dispositions, the sale of assets, sale of products and operating leases. Additionally, the by-laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which he or she is involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. These indemnities and guarantees are routine and customary in the industry. Historically, the Company has not made any significant payments under such indemnifications.

Risks and uncertainties

The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents, trade receivables and financial instruments used in hedging activities. The Company does not believe it is exposed to any significant credit risk on these instruments.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

At December 31, 2007 there was a concentration of credit risk related to the Company’s position in trade accounts receivable. One customer, Rexchip Electronics Corporation, represents 21% of the accounts receivable at December 31, 2007. Credit risk in general, with respect to trade receivables, is minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion.

The Company’s operations involve a number of other risks and uncertainties including, but not limited to, the cyclicality of the semiconductor and electronics markets, the effects of general economics conditions, rapidly changing technology, and international operations.

12. Financial instruments

Cash equivalents, short-term and long-term investments

At December 31, 2007 and 2006, the Company had $155.3 and $114.7 million respectively invested in cash equivalents. All of these cash equivalents were liquid. These investments are predominately denominated in United States dollars, British Pounds Sterling, Euro and Canadian Dollars. At December 31, 2007 and 2006, cost approximates fair value.

At December 31, 2007 and 2006, the Company had no short-term investments. During 2006, the Company recorded gains from short-term investments that were not material.

Long-term investments at December 31, 2007 represents a 25.1% equity investment in a private United Kingdom company, Laser Quantum valued at GBP 0.4 million (approximately $0.9 million and $0.7 million at December 31, 2007 and 2006, respectively). The Company uses the equity method of accounting and results of this entity were not material to the Company’s results of operations in the current or prior year.

Derivative financial instruments

The Company did not have any derivative instruments that qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” at December 31, 2007 or 2006. The Company records all derivatives at fair value as assets or liabilities in the consolidated balance sheet and any changes are recognized in other income and expense.

Foreign Currency Exchange Rate Risk

The Company uses derivatives to manage defined foreign currency risks. We enter into derivative financial instruments contracts to hedge forecasted sales that are denominated in non-functional currencies. The effect of an immediate 10% change in exchange rates on the derivative contracts and the underlying hedged positions would not be material to our financial position or the results of our operations.

These contracts are generally of less than six months duration. At December 31, 2007, the Company held forward contracts to:

•	Sell Japanese Yen for the equivalent of USD $7.9 million;

•	Settle USD/JPY Average Strike Option Forward with an underlying currency amount of JPY 400 million (USD equivalent $3.5 million);

•	Buy British Pound for the equivalent of USD $4.2 million.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

At December 31, 2006, the Company held forward contracts to sell Japanese Yen for the equivalent of USD $8.7 million and forward contracts to buy British Pound for the equivalent of USD $2.1 million. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date. At December 31, 2007, the Company had an unrealized loss on outstanding derivative instruments of $0.1 million, at the end of 2006 there was an unrealized gain of $0.1 million.

13. Segment Information

General Description

In 2006, the Company consolidated activities previously reported as the Laser Group and the Precision Motion Group into the newly created Precision Technology segment. The consolidation of these two groups into one operating segment more accurately reflects the Company’s business and markets served. The consolidation of these two groups did not impact the consolidated operating results of the Company.

Our segments and their principal activities consist of the following:

Precision Technology

This segment’s products include technologies for precision motion, linear and rotary motion control, medical printers, lasers and precision optics. These products are used in the electronic, aerospace, materials processing, data storage, imaging and other light industrial markets. The products are designed and manufactured at the Company’s facilities in Billerica and Natick, Massachusetts, Moorpark, California, Taunton, Poole and Rugby, England, and Suzhou, China, and a design facility in Lafayette, Colorado.

Semiconductor Systems

The Company’s semiconductor systems are designed and manufactured at our Wilmington, Massachusetts facility. Specific applications include laser repair to improve yields in the production of dynamic random access memory chips (“DRAMs”); permanent marking systems for silicon wafers and individual dies for traceability and quality control; electronic circuit processing for linear and mixed signal devices and certain passive components; and inspection of solder paste and component placement on printed circuit boards (“PCBs”). The Semiconductor Systems Segment also derives significant revenues from parts and service to its installed base.

Segments

Information on reportable segments is as follows:

	Year Ended December 31,
	2007	2006	2005
Sales
Precision Technology	$188,349	$196,708	$179,480
Semiconductor Systems	134,394	127,605	88,201
Intersegment sales elimination	(4,943)	(10,704)	(6,897)

Total	$317,800	$313,609	$260,784

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

	Year Ended December 31,
	2007	2006	2005
Gross Profit
Precision Technology	$70,805	$77,986	$68,754
Semiconductor Systems	55,617	52,199	34,971
Intersegment sales elimination	298	(24)	145

Total	$126,720	$130,161	$103,870

The Company reports operating expenses and assets on a consolidated basis to the chief operating decision maker.

Geographic segment information

The Company attributes revenues to geographic areas on the basis of the customer location where products are shipped.

	Year Ended December 31,
	2007		2006		2005
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(In millions $, except %)
Revenues from external customers:
North America	$90.1	28%	$91.6	29%	$104.8	40%
Latin and South America	0.7	—	1.3	—	1.4	1
Europe	47.5	15	50.6	16	44.7	17
Japan	66.7	21	56.5	18	44.7	17
Asia-Pacific, other	112.8	36	113.6	37	65.2	25

Total	$317.8	100%	$313.6	100%	$260.8	100%

Long-lived assets, which include property, plant and equipment, intangibles and goodwill, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside.

	As at December 31,
	2007	2006
Long-lived assets and goodwill:
USA	$58,630	$62,721
Europe	27,017	33,424
Japan	479	541
Asia-Pacific, other	3,983	2,414

Total	$90,109	$99,100

Major Customers

There was no one customer in 2007, 2006 or 2005 that accounted for at least 10% of the Company’s revenues. At December 31, 2007 there was one customer, Rexchip Electronics Corporation that accounted for 21% of the Company’s accounts receivable balance.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007

(United States GAAP and tabular amounts in thousands of United States dollars except share amounts)

14. Acquisitions

Acquisition of the UK Beryllium Business

On June 1, 2007, the Company acquired the beryllium mirror and structures business of UK-based Thales Optronics (Taunton) Ltd, for approximately $3.0 million, $2.5 million of purchase price plus approximately $0.5 million in acquisition related expenses. The acquisition will help strengthen our market position in optical scanning. The acquisition was accounted for under FAS No. 141 “Business Combinations”. The Company allocated the costs of acquisition to the assets acquired and liabilities assumed based on the fair values at the acquisition date. In performing this analysis, the fair value of the net assets acquired was greater than the purchase price. In accordance with FAS No. 141, the excess of the fair value of the acquired net assets over the purchase cost was allocated on a pro rata basis to the acquired long term assets, which consisted of property, plant and equipment and intangible assets. The results of operations are included in the Precision Technology Segment of the Company’s financial statements from the acquisition date. Total assets acquired were $3.8 million with $0.8 million of assumed liabilities. No proforma information has been presented given the small size of this acquisition.

15. Other income (expense)

During 2007, the Company recorded $0.2 million of equity income from a 25.1% investment in Laser Quantum, a private United Kingdom company. The Company recorded no other income in 2006. During 2005, the Company recorded an expense for a payment to a former MicroE shareholder amounting to $0.1 million related to certain tax matters.

16. Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31, 2007	September 28, 2007	June 29, 2007	March 30, 2007
	(Unaudited)
Sales	$86,527	$83,952	$73,117	$74,204
Gross profit	32,840	34,690	29,755	29,435
Net income	4,749	7,773	3,323	3,200
Net income per common share:
Basic	$0.11	$0.18	$0.08	$0.08
Diluted	$0.11	$0.18	$0.08	$0.08

	Three Months Ended
	December 31, 2006	September 29, 2006	June 30, 2006	March 31, 2006
	(Unaudited)
Sales	$79,458	$81,627	$76,401	$76,123
Gross profit	32,650	33,570	32,288	31,653
Net income (loss)	4,727	5,730	6,183	5,103
Net income (loss) per common share:
Basic	$0.11	$0.14	$0.15	$0.12
Diluted	$0.11	$0.14	$0.14	$0.12

The Company’s interim financial statements are prepared on a quarterly basis ending on the last Friday closest to the quarter.

GSI GROUP INC.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

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

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2007. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

GSI GROUP INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GSI Group Inc.

We have audited GSI Group Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GSI Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, GSI Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of GSI Group Inc. and our report dated March 5, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

March 5, 2008

Item 9B. Other Information

Nothing reportable under this item.

GSI GROUP INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The information required by this Item with respect to directors is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders (the “2008 Proxy Statement”) which is to be filed with the Securities and Exchange Commission (or SEC) pursuant to Regulation 14A on or about April 14, 2008.

Executive Officers

The information required by this Item with respect to executive officers is incorporated herein by reference to the Company’s 2008 Proxy Statement, which is to be filed with the SEC pursuant to Regulation 14A on or about April 14, 2008.

Reports of Beneficial Ownership

The information required by this Item is incorporated herein by reference to the Company’s 2008 Proxy Statement, which is to be filed with the SEC pursuant to Regulation 14A on or about April 14, 2008.

Code of Ethics

The information required by this Item is incorporated hereby by reference to the Company’s 2008 Proxy Statement, which is to be filed with the SEC on or about April 14, 2008.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s 2008 Proxy Statement which is to be filed with the SEC pursuant to Regulation 14A on or about April 14, 2008, including specifically the “Compensation Committee Report”.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference to the Company’s 2008 Proxy Statement which is to be filed with the SEC pursuant to Regulation 14A on or about April 14, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s 2008 Proxy Statement which is to be filed with the SEC pursuant to Regulation 14A on or about April 14, 2008.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s 2008 Proxy Statement which is to be filed with the SEC pursuant to Regulation 14A on or about April 14, 2008.

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

3. List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 27, 1998, by and among the Registrant, Grizzly Acquisition Corp., New Grizzly Acquisition Corp. and General Scanning, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules referred to in the Merger Agreement are omitted. The Registrant hereby undertakes to furnish a supplemental a copy of any omitted Schedule to the Commission upon request.(3)

2.2	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of February 29, 2000, by and between Alexandria Real Estate Equities, Inc., and General Scanning, Inc., including amendments.(7)

2.3	Asset Purchase Agreement, dated as of August 19, 2000, between GSI Lumonics Life Science Trust, GSI Lumonics Trust, Inc. and Packard BioScience Company.(6)

2.4	Agreement for the sale and purchase of the whole of the issued share capital of Westwind Air Bearings Limited and Westwind Air Bearings Inc. dated as of December 10, 2003.(14)

2.5	Agreement and Plan of merger dated as of April 12, 2004 by and among GSI Lumonics Inc., Motion Acquisition Corporation and MicroE Systems Corp.(16)

3.1	Certificate and Articles of Continuance of the Registrant dated March 22, 1999.(3)

3.2	By-Law No. 1 of the Registrant.(3)

10.1	1981 Stock Option Plan of GSI.(1)

10.2	1992 Stock Option Plan of GSI.(1)

10.3	1995 Directors’ Warrant Plan of GSI.(1)

10.4	1994 Key Employees and Directors Stock Option Plan of the Registrant.(3)

10.5	GSI Lumonics Inc. Employee Stock Purchase Plan.(10)

10.6	Loan Agreement among General Scanning, Inc., GSI Lumonics Corporation and Fleet National Bank dated June 28, 2002.(12)

10.7	Secured Revolving Time Note between General Scanning, Inc. and Fleet National Bank dated June 28, 2002.(12)

Exhibit Number	Description

10.8	Security Agreement between General Scanning, Inc. and Fleet National Bank dated June 28, 2002.(12)

10.9	Second Restatement of the GSI Lumonics Inc. 1995 Equity Incentive Plan.(17)

10.10	Lease dated July 15, 1997, as amended to date, between GSI and The Wilmington Realty Trust.(2)

10.11	Settlement Agreement dated June 12, 1998 between GSI and Robotic Vision Systems, Inc.(3)

10.12	OEM Supply Agreement between the Registrant and Sumitomo Heavy Industries, Ltd. dated August 31, 1999.(4)

10.13	Agreement of Purchase and Sale of property between the Registrant and Marcomm Fibre Optics, Inc. dated March 7, 2003.(13)

10.14	Agreement of Purchase and Sale of Property between the Registrant and NegotiArt Inc. dated June 20, 2003.(15)

10.15	First Amending Agreement to the Agreement Purchase and Sale between the Registrant and NegotiArt Inc. dated October 1, 2003.(15)

10.16	Employment agreement between the Registrant and Charles D. Winston dated January 1, 2004(15)

10.17	Form of Stock Option Agreement For Executive Officers(18)

10.18	Form of Executive Retirement And Severance Benefits Agreement(19)

10.19	Lease Agreement GSI Lumonics Corporation and SEWS-DTC, INC.(19)

10.20	Employment agreement between the Registrant and Robert L. Bowen dated November 10, 2005.(29)

10.21	Agreement of Purchase and Sale of Property Between the Registrant and Ottawa Community Housing Corporation dated March 17, 2005.(21)

10.22	Shareholder Rights Plan.(22)

10.23	Agreement of Purchase and Sale of Property Between the Registrant and STAG Capital Partners, LLC dated June 8, 2005.(23)

10.24	First Amending Agreement to the Agreement Purchase and Sale Between the Registrant and STAG Capital Partners, LLC dated July 8, 2005.(23)

10.25	Agreement of Purchase and Sale of Property Between the Registrant and SAgE Aggregation, LLC dated November 14, 2005.(24)

10.26	Amending Agreement to the Agreement Purchase and Sale Between the Registrant and SAgE Aggregation, LLC dated December 26, 2005.(24)

10.27	Second Amending Agreement to the Agreement Purchase and Sale Between the Registrant and SAgE Aggregation, LLC dated December 29, 2005.(24)

10.28	Incentive Compensation Agreement between Registrant and Charles D. Winston dated March 27, 2006.(25)

10.29	Interim Incentive Program, FINAL dated May 18, 2006.(26)

10.30	Written Resolution of the Compensation Committee, dated August 28, 2006.(28)

10.31	Written Resolution of the Compensation Committee, dated September 22, 2006.(28)

10.32	Executive Retention Agreement, dated June 5, 2006.(27)

Exhibit Number	Description

10.33	Transition Agreement with Mr. Charles Winston, dated July 25, 2006.(28)

21.1	Subsidiaries of the registrant. (20)

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to the Registration Statement of General Scanning, Inc. on Form S-1, filed August 11, 1995.
(2)	Incorporated by reference to the Annual Report on Form 10-K of General Scanning, Inc. for the year ended December 31, 1997.
(3)	Incorporated by reference to the Registration Statement on Form S-4/A (Amendment No. 2) of Lumonics Inc., filed February 11, 1999.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 4, 2000.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 16, 2000.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2001.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2001.
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 16, 2001.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2002.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 10, 2003.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 13, 2004.
(17)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on August 18, 2004.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 10, 2004.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2005.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 21, 2005.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2005.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2005.

(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2006.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.
(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 9, 2006.
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2006.
(29)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 6, 2007.
(31)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Group Inc., has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI GROUP INC.

By:	/s/ DR. SERGIO EDELSTEIN
Dr. Sergio Edelstein
President and Chief Executive Officer

Date: March 7, 2008

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

Signature	Title	Date

/S/ DR. SERGIO EDELSTEIN Dr. Sergio Edelstein	Director, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2008

/S/ ROBERT L. BOWEN Robert L. Bowen	Vice President and Chief Financial Officer (Principal Financial Officer)	March 7, 2008

/S/ RICHARD B. BLACK Richard B. Black	Chairman of the Board of Directors	March 7, 2008

/S/ PHILLIP A. GRIFFITHS Phillip A. Griffiths	Director	March 7, 2008

/S/ BYRON O. POND Byron O. Pond	Director	March 7, 2008

/S/ BENJAMIN J. VIRGILIO Benjamin J. Virgilio	Director	March 7, 2008

/S/ GARRETT A. GARRETTSON Garrett A. Garrettson	Director	March 7, 2008

/S/ MARINA HATSOPOULOS Marina Hatsopoulos	Director	March 7, 2008

GSI GROUP INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Established From Acquisitions	Deductions	Exchange Rate Changes	Balance at End of Period
Year ended December 31, 2005 Allowance for doubtful accounts	$2,470	$356	$—	$(1,126)	$(108)	$1,592
Year ended December 31, 2006 Allowance for doubtful accounts	$1,592	$(129)	$—	$(595)	$43	$911
Year ended December 31, 2007 Allowance for doubtful accounts	$911	$46	$—	$(580)	$(5)	$372