Form 10-Q
period 2008-03-28
GSI GROUP INC
filed 2008-05-05
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 18, 2008, there were 42,003,323 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	March 28, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$170,652	$171,714
Accounts receivable, less allowance of $408 (December 31, 2007 — $372)	72,629	73,527
Income taxes receivable (note 10 )	13,129	12,241
Inventories (note 2)	66,926	65,522
Deferred tax assets (note 10)	8,264	8,249
Other current assets (note 2)	6,926	7,394

Total current assets	338,526	338,647
Property, plant and equipment, net of accumulated depreciation of $33,103 (December 31, 2007 — $32,263)	33,439	30,817
Deferred tax assets (note 10)	9,982	9,887
Other assets (note 2)	1,051	713
Long-term investments (note 7)	975	854
Intangible assets, net of amortization of $9,203 (December 31, 2007 — $8,603) (note 2)	12,349	12,817
Patents and acquired technology, net of amortization of $41,348 (December 31, 2007 — $40,122) (note 2)	18,993	20,054
Goodwill (note 2)	26,421	26,421

Total Assets	$441,736	$440,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$14,505	$17,504
Income taxes payable (note 10)	1,018	1,411
Accrued compensation and benefits	8,537	10,369
Deferred revenue	11,688	9,949
Deferred tax liabilities (note 10)	286	286
Other accrued expenses (note 2)	9,729	9,353

Total current liabilities	45,763	48,872
Deferred tax liabilities (note 10)	7,645	7,589
Accrued long term restructuring (note 8)	1,019	938
Income taxes payable (note 10)	3,253	3,537
Accrued pension liability (note 11)	4,681	4,481
Other long term liabilities	1,106	676

Total liabilities	63,467	66,093
Commitments and contingencies (note 9)
Stockholders’ equity (notes 4)
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 41,855,293(December 31, 2007— 42,161,592)	307,875	310,970
Additional paid-in capital	9,043	8,245
Retained earnings	50,436	48,329
Accumulated other comprehensive income	10,915	6,573

Total stockholders’ equity	378,269	374,117

Total Liabilities and Stockholders’ Equity	$441,736	$440,210

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars, except per share amounts)

	Three Months Ended
	March 28, 2008	March 30, 2007
Sales	$71,680	$74,204
Cost of goods sold	44,353	44,769

Gross profit	27,327	29,435
Operating expenses:
Research and development and engineering	7,875	7,657
Selling, general, administrative and other	16,317	13,939
Amortization of purchased intangibles	1,679	1,729
Restructuring expense (benefit) (note 8)	(317)	2,353

Total operating expenses	25,554	25,678

Income from operations	1,773	3,757
Other income (expense)	121	47
Interest income	1,166	1,545
Interest expense	(18)	(57)
Foreign exchange transaction (losses) gains	59	(371)

Income before income taxes	3,101	4,921
Income tax provision	994	1,721

Net income	$2,107	$3,200

Net income per common share:
Basic	$0.05	$0.08
Diluted	$0.05	$0.08
Weighted average common shares outstanding (000’s)	41,972	42,001
Weighted average common shares outstanding for diluted net income per common share (000’s)	42,204	42,252

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars)

	Three Months Ended
	March 28, 2008	March 30, 2007
Cash flows from operating activities:
Net income for the year	$2,107	$3,200
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from equity investment	(106)	(47)
Depreciation and amortization	3,867	4,124
Unrealized loss on derivatives	14	53
Stock-based compensation	790	329
Deferred income taxes	(53)	15
Changes in current assets and liabilities:
Accounts receivable	557	(5,107)
Inventories	(870)	1,529
Other current assets	290	6,010
Accounts payable, accruals and taxes receivable	(2,660)	(2,173)

Cash provided by operating activities	3,936	7,933
Cash flows (used in) from investing activities:
Other additions to property, plant and equipment	(4,202)	(1,842)
Other disposals to property, plant and equipment	—	54
Increase in other assets	(338)	(2)
Decrease in other liabilities	501	18

Cash (used in) from investing activities	(4,039)	(1,772)
Cash flows from (used in) financing activities:
Purchase of treasury stock	(3,113)	(474)
Excess tax benefit of stock options	—	54
Issue of share capital (net of issue costs)	18	3,233

Cash provided by (used in) financing activities	(3,095)	2,813
Effect of exchange rates on cash and cash equivalents	2,136	147

Increase (decrease) in cash and cash equivalents	(1,062)	9,121
Cash and cash equivalents, beginning of period	171,714	138,315

Cash and cash equivalents, end of period	$170,652	$147,436

Supplemental disclosure of cash flow information:
Cash paid for Interest Expense	$7	$914
Cash paid for Taxes	2,777	1,245

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(U.S. GAAP and tabular amounts in thousands of U.S. dollars, except per share amounts)

1. Basis of Presentation

These unaudited interim consolidated financial statements have been prepared by GSI Group Inc. in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the U.S. for interim financial statements and the rules and regulations promulgated by the U.S. Securities and Exchange Commission, including the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements reflect all adjustments and accruals, consisting only of adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of financial position and results of operations for the periods presented. The consolidated financial statements include the accounts of GSI Group Inc. and its wholly-owned subsidiaries (the “Company”). Intercompany transactions and balances have been eliminated. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods. The amounts are stated in thousands of U.S. dollars, unless otherwise indicated.

Comparative amounts

Certain prior year amounts have been reclassified to conform to the current year presentation in the financial statements and notes as of the three months ended March 28, 2008. For the period ended March 30, 2007, rental income of $61 thousand from the Munich, Germany facility excess space sub-lease has been reclassified from other expense to restructuring expense to offset the related rental expenses for that facility. Additionally, a reduction in other operating expenses of $100 thousand for sublease income from our Rugby, United Kingdom facility has been included with selling, general and administrative expenses. These reclassifications had no effect on the previously reported results or financial position.

2. Supplementary Balance Sheet Information

The following tables provide details of selected balance sheet accounts.

Inventories

	March 28, 2008	December 31, 2007
Raw materials	$27,872	$28,584
Work-in-process	15,517	14,623
Finished goods	19,227	18,009
Demo inventory	4,310	4,306

Total inventories	$66,926	$65,522

Other Assets

	March 28, 2008	December 31, 2007
Short-term other assets:
Prepaid VAT and VAT receivable	$1,500	$1,951
Other prepaid expenses	2,646	2,968
Poole, United Kingdom buildings held for sale	1,813	1,813
Other current assets	967	662

Total	$6,926	$7,394

Long-term other assets:
Deposits and other	1,051	713

Total	$1,051	$713

On March 31, 2008 the Company entered in to an agreement to sell one of its three properties located in Poole, United Kingdom for $3.3 million. The transaction yielded a gain of approximately $1.5 million and was competed on April 30, 2008.

Intangible Assets

	March 28, 2008		December 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer relationships	$15,356	$(6,887)	$15,259	$(6,411)
Trademarks, trade names and other	6,196	(2,316)	6,161	(2,192)

Total cost	21,552	$(9,203)	21,420	$(8,603)

Accumulated amortization	(9,203)		(8,603)

Net intangible assets	$12,349		$12,817

	March 28, 2008		December 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and acquired technology	$60,341	$(41,348)	$60,176	$(40,122)

Accumulated amortization	(41,348)		(40,122)

Net patents and acquired technology	$18,993		$20,054

Goodwill

The Company accounts for goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be tested for impairment at least annually. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. Only the Precision Technology segment has Goodwill. Annual impairment testing was completed during the second quarter of 2007. As of March 28, 2008, the Company determined there were no factors that indicated impairment.

Other Accrued Expenses

	March 28, 2008	December 31, 2007
Accrued warranty	$4,137	$4,216
Accrued audit	846	1,281
VAT payable	133	51
Accrued restructuring (note 8)	392	398
Accrual for recourse receivables	815	664
Other	3,406	2,743

Total	$9,729	$9,353

Accrued Warranty

Changes in the warranty liability during the three-month period ended March 28, 2008 were as follows (In thousands):

	For the Three Months Ended March 28, 2008	For the Three Months Ended March 30, 2007
Balance at the beginning of the period	$4,216	$4,814
Charged to costs of goods sold	1,634	1,162
Use of provision	(1,741)	(1,195)
Foreign currency exchange rate changes	28	9

Balance at the end of the period	$4,137	$4,790

The Company’s standard contract terms and conditions warrant products for a period of up to 12 months for material and labor to repair and service the systems or products. In certain instances, the Company varies its warranty terms. A provision for the estimated cost related to warranty is recorded at the time revenue is recognized.

The Company’s estimate of cost to service the warranty obligations are based on historical experience and expectation of future conditions. To the extent we experience increased warranty claims or increased costs associated with servicing those claims, revisions to the estimated warranty liability are made.

3. New Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB statement No. 133. (“SFAS 161”) requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. (“SFAS 161”) is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. (“SFAS 161”) encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect that this new pronouncement will have a material impact on the Company’s financial statements in future periods.

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes that this new pronouncement will not have any impact on the Company’s financial statements in future periods.

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

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”). SFAS 159 provides entities with the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective with fiscal years beginning after November 15, 2007, provided that the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), as discussed below. The Company adopted SFAS 159 on January 1, 2008 with no impact on our consolidated results and financial position.

Fair Value Measurements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company has adopted SFAS 157 with no impact on our consolidated results and financial position.

4. Stockholders’ Equity

Capital Stock

The authorized capital of the Company consists of an unlimited number of common shares without par value. During the three months ended March 28, 2008 and March 30, 2007, 224 thousand, and 398 thousand common shares, respectively, were issued as a result of the exercise of stock options and warrants and the vesting of restricted stock resulting in proceeds to the Company of approximately $18 thousand and $3.2 million respectively.

Stock Repurchase Plan

In February 2008, the Company’s Board of Directors authorized increasing the share repurchase program to $40.0 million. This plan was initially approved in 2005 at $15.0 million. In the first quarter of 2008, the Company repurchased and cancelled approximately 365 thousand shares of its common stock on the open market in accordance with its stock repurchase plan. These shares were purchased at an aggregate cost of approximately $3.1 million. As of March 28, 2008, approximately $25.2 million remains in this program.

Accumulated Other Comprehensive Income

The following table provides the details of accumulated other comprehensive income at:

	March 28, 2008	December 31, 2007
Accumulated foreign currency translations	$15,227	$10,847
Accrued pension liability, net of tax of $227	(4,312)	(4,274)

Total accumulated other comprehensive income	$10,915	$6,573

The components of comprehensive income are as follows:

	Three Months Ended
	March 28, 2008	March 30, 2007
Net income	$2,107	$3,200
Change in accrued pension liability, net of tax of nil	(38)	(41)
Foreign currency translation adjustments	4,380	596

Comprehensive income	$6,449	$3,755

The foreign currency translation adjustments of $4.3 million are primarily related to the movement in the Japanese Yen and the European Union Euro.

Net income per common share

Basic net income per common share was computed by dividing net income by the weighted-average number of common shares outstanding during the period. For diluted net income per common share, the denominator also includes dilutive outstanding stock options, restricted stock and warrants determined using the treasury stock method.

Common and common share equivalent disclosures are:

	Three Months Ended
	March 28, 2008	March 30, 2007
	(In thousands)
Weighted average common shares outstanding—basic	41,972	42,001
Dilutive potential common shares	232	251

Diluted common shares	42,204	42,252

Excluded from calculation—stock options, restricted shares and warrants that would have been anti-dilutive	1,092	1,259

5. Stock Based Compensation

Stock Based Compensation

The Company has one active stock-based compensation plan, the 2006 Equity Incentive Plan, under which stock-based grants may be issued, and several earlier stock option plans under which no new grants will be made. Although inactive, the stock option plans have outstanding grants issued prior to 2006. The 2006 Equity Incentive Plan provides for grants of various stock based awards including stock options, stock appreciation rights and restricted stock. Since 2006, the Company has issued restricted stock grants under the 2006 Equity Incentive Plan to the executives, key employees and directors of the Company.

Restricted Stock

The Company recorded compensation expense, primarily in selling, general and administrative expenses, related to its restricted stock awards totaling $0.8 million and $0.3 million during the three months ended March 28, 2008, and March 30, 2007, respectively. These expenses have been recorded as an increase in additional paid-in capital on the Company’s balance sheet.

It is the Company’s policy to issue new shares for equity awards. The Company recognizes compensation expense on fixed awards on a straight-line basis over the requisite service period, which is generally from the grant of the awards through the end of the vesting period. The Company estimates the likelihood that performance-shares will be earned based on the probability of meeting the performance criteria. Certain performance-based awards are deemed probable of achievement and therefore an expense has been recorded. Other awards are deemed not probable of achievement and therefore no expense has been recorded.

Nonvested Restricted Shares	Shares (thousands)	Weighted- Average Grant Date Fair Value
Nonvested shares at December 31, 2007	1,167	$9.78
Granted	756	8.10
Vested	(219)	9.98
Forfeited	(217)	9.96

Nonvested shares at March 28, 2008	1,487	$8.87

In March 2008 the Compensation Committee granted 756,240 restricted stock awards to selected executives and key employees. Of these restricted awards, 274,000 shares were time-based, and 482,240 shares were performance-based. Consistent with the Company’s prior year grants, the performance based shares are earned based on achievement of 2008 profitability targets set at the time of grant. As of March 28, 2008, no amounts have been expensed for the performance based awards as the targets are not probable of being achieved at this time. All grants vest annually over 3 years in March 2009, 2010 and 2011.

Also in March 2008, restricted shares granted to selected executives and key employees in 2006 and 2007 vested. The fair value of the newly vested shares was $1.8 million; the Company expensed approximately $2.2 million for these vested shares. As these grants consist of both time-based and performance based shares, the performance based vesting was determined based on the Company’s actual financial results compared to the profitability targets set at the award dates. Performance shares not earned were forfeited back to the 2006 Equity Incentive Plan.

As of March 28, 2008, there was $12.4 million of unrecognized compensation cost related to unvested restricted stock grants. That cost is expected to be recognized over a weighted-average remaining period of 2.38 years. As of March 28, 2008, there were 361,326 shares of common shares available to issue under the 2006 Equity Incentive Plan.

Stock Option Plans

The Company has several stock option plans and a warrant plan with outstanding grants that pre-date the 2006 Equity Incentive Plan. In 2005, the unvested options were accelerated. No new options will be granted under pre-2006 equity plans, as all future equity grants will proceed exclusively under the 2006 Equity Incentive Plan.

Stock option and warrant activity for the three months ended March 28, 2008 is presented below.

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,228	$10.46
Granted	—	—
Exercised	(5)	3.71
Forfeited and expired	(240)	14.27

Outstanding at March 28, 2008	983	$9.57	2.14	$357

Exercisable at March 28, 2008	983	$9.57	2.14	$357

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the quoted price of our common shares for the 126 thousand options and warrants that were in the money at March 28, 2008. The intrinsic value of exercised options and warrants for the three months ended March 28, 2008 and March 30, 2007 was approximately $20 and $200 thousand, respectively.

6. Related Party Transactions

Richard B. Black, the Chairman of the Company, is also the President and Chief Executive Officer of ECRM, Inc. ECRM manufactures laser systems equipment for the printing and publishing industry and is a customer of the Company. During the three months ended March 28, 2008, ECRM purchased $0.1 million ($0.3 million in the three months ended March 30, 2007) of air bearing spindle equipment from the Company. All sales were made pursuant to the Company’s standard contract terms and conditions. The Nominating and Governance Committee of the Company’s Board of Directors has reviewed and confirmed that ECRM received no favored commercial treatment. Receivables from ECRM of $0.1 million and $0.2 million at March 28, 2008 and December 31, 2007, respectively, are included in accounts receivable on the balance sheet.

The Company recorded sales revenue from Sumitomo Heavy Industries Ltd., a significant shareholder of the Company, of $0.8 million in both the three months ended March 28, 2008 and March 30, 2007. The amounts and terms are approximately equivalent to third-party transactions. Receivables from Sumitomo Heavy Industries Ltd. of $0.6 million and $0.5 million as at March 28, 2008 and December 31, 2007, respectively, are included in accounts receivable on the balance sheet. The Company purchases raw materials from Sumitomo at amounts and terms approximately equivalent to third-party transactions. The Company purchased approximately $16 and $14 thousand from Sumitomo in the three months ended March 28, 2008 and March 30, 2007, respectively. There were no payables due to Sumitomo Heavy Industries Ltd. at March 28, 2008 or December 31, 2007.

7. Financial Instruments

Long-term Investments

Long term investments at March 28, 2008 and December 31, 2007 consists of a 25.1% equity investment in a private United Kingdom company, valued at approximately $1.0 million. The Company uses the equity method to record the results of this entity. The Company recognized as other income approximately $100 thousand and $47 thousand in earnings for the three months ended March 28, 2008 and March 30, 2007.

Derivative Financial Instruments

The Company uses currency forwards and swaps to manage exposures to changes in foreign currency exchange rates associated with forecasted sales transactions, primarily in Japanese Yen. The Company records all outstanding derivatives as of the quarter end at fair value as assets or liabilities in the consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument. The impact to earnings is recorded in the consolidated statement of operations.

The Company enters into foreign currency forward exchange contracts which are generally less than six months in duration to hedge a portion of its foreign currency risk on sales transactions. As of March 28, 2008, the Company held forward contracts to:

•	Buy British Pounds for the equivalent of US $5.8 million

•	Settle USD/JPY Average Strike Option Forwards with an underlying currency amount of JPY 700 million (USD equivalent of $7.0 million)

Fair Value Measurement

The Company has adopted SFAS 157 with no impact on our consolidated results and financial position. For the following assets, the in-exchange valuation premise is assumed to bring maximum value and a market approach would be the best valuation technique. Both cash investments and accrued interest income have Level 1 inputs as there are observable quoted prices in active markets and there is little, if any, risk of non-performance of the asset. The inputs for derivative gains and losses marked to market are considered Level 2 as they are based on valuations provided by our bank, but are not guaranteed selling prices for these forward currency contracts. Risk of non-performance for these Level 2 assets is considered low.

The following table summarizes the financial assets measured at fair value on a recurring basis:

Description	March 28, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash Investments	$159,594	$159,594
Accrued Interest Income	71	71
Derivatives (net)	(113)		$(113)

Total	$159,552	$159,665	$(113)

8. Restructuring and Other

Restructuring Charges

The following table summarizes restructuring charges (benefits) in the statement of operations:

	March 28, 2008	March 30, 2007
United Kingdom Restructuring charges (benefits)	$(406)	$2,414
Munich Germany Restructuring charges (benefits)	89	(61)

Total restructuring charges (benefits)	$(317)	$2,353

The following table summarizes the accrued restructuring provisions on the balance sheet:

	March 28, 2008	December 31, 2007
United Kingdom Restructuring	—	$44
Munich Germany Restructuring	1,411	1,292

Total restructuring provision	$1,411	$1,336

United Kingdom Restructuring

In 2007 the Company implemented a plan to expand the Company’s manufacturing operations in China and restructure its manufacturing operations in the United Kingdom. This move is part of the Company’s overall plan to expand its presence in Asia and increase profitability. 2007 restructuring expenses related to this plan were $6.7 million. These restructuring efforts were largely completed in 2007.

On February 29, 2008, the Company executed an agreement to sell assets related to the Company’s otherwise discontinued Impact and LaserMark laser product lines. The majority of the assets sold in the transaction represent inventory that had already been written off and included as part of restructuring charges in 2007. The recovery on the sale of assets of $0.5 million was recorded as a restructuring benefit in the three months ended March 28, 2008. Payments received on the sale that are due beyond one year will be recorded as restructuring benefits when received.

Munich, Germany Restructuring

As a result of restructuring programs undertaken in 2000-2004, the Company has $1.4 million of reserves for excess space in its Munich, Germany facility. In May 2007 the facility was fully sub-leased through the end of the lease term. Each period the Company reviews its Munich facility excess space restructuring accrual, which covers the anticipated future contractual lease payments (through January 2013) less the proceeds from the sub-lease. As a result of changes in the present value of the net cash flows from expected sub-lease income and lease expense, the Company recorded an additional restructuring reserve of $0.1 million for the period ended March 28, 2008. Cumulative expense related to this restructuring program approximates $2.7 million.

Novi Restructuring – Subsequent Event

In April 2008 the Company announced plans to consolidate facilities in North America. As part of this plan the Company has decided to close its Novi, Michigan facility which provides U.S. sales, applications and service support to the Laser product line. The Novi, Michigan facility closure is in response to the continuing movement of our laser customer base to Asia, and the recently completed expansion of our Suzhou, China facility. The Company plans to take a second quarter restructuring charge of approximately $1.6 million consisting of $0.6 million for severance and $1.0 million in lease impairment costs related to these actions.

9. Commitments and Contingencies

Operating leases

The Company leases certain equipment and facilities under operating lease agreements. Most of these lease agreements expire between 2008 and 2020. In the United Kingdom where longer leases are more common, the Company has land leases that extend through 2078. The United Kingdom land leases require the Company to pay real estate taxes and other operating costs. The rent on certain leases is subject to escalation clauses in future years.

In 2007 the Company signed a 12 year lease for a 147,000 square foot facility in Bedford, Massachusetts. The Company is in the process of consolidating its Natick, Billerica and Wilmington, Massachusetts operations into this facility. The consolidation is expected to be complete early to mid summer of 2008.

The Company is committed to the following expenditures in connection with the fit-up and occupancy of the Bedford, Massachusetts facility:

•	$11.3 million in leaseholds improvements less a landlord allowances of $4.0 million

•	$3.5 million in other capital costs

•	$0.6 million in moving and other costs

Through March 28, 2008, the Company has incurred $4.4 million in leasehold improvements less $0.4 million billed back to the landlord as part of the landlord’s build-out allowances. The landlord allowance is included in long-term liabilities and will be recorded as a reduction to rental expense over the life of the lease.

Legal Proceedings and Disputes

The Company’s French subsidiary (GSI France) is subject to a claim by SCGI that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. In May 2001, the Le Creusot commercial court determined that the machine breached its warranty. An expert appointed by the court estimated the cost to repair at approximately 800,000. SCGI thereafter repaired the system after advancing the repair costs itself. In the third quarter of 2003, the Company was notified that SCGI was seeking aggregate damages of €1.9 million. In July 2004, a court appointed expert estimated the actual damages at €900,000.

SCGI had previously withheld €300,000 of the purchase price, which the Company argued should offset against any damages. On April 18, 2006, the court fixed SCGI’s claim at €598,079, plus court costs and expert fees of €85,945. SCGI accepted the court’s determination. Since then, SCGI has been appointed controller by the bankruptcy court with general supervisory responsibilities during the liquidation. SCGI is now demanding that the liquidator bring an action against GSI Group Ltd. in the United Kingdom based on two possible causes of action: that GSI France was financed by a third party (not a related group party) to misrepresent its solvency to customers, including SCGI; or alternatively, that GSI France had no independent identity apart from its parent corporation (akin to “piercing the corporate veil” under United States common law). The Company is not aware of any facts to support either legal theory. The Company’s French counsel is addressing these points directly with the Liquidator.

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

Historically, we have not made any significant payments under such indemnifications. At March 28, 2008, nothing has been recorded in the financial statements with respect to these indemnification undertakings.

10. Income Taxes

At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised as required at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. The Company’s reported effective tax rate of 32.1% for the three months ended March 28, 2008, differed from the expected Canadian federal statutory rate of 29.5%, primarily due to the mix of jurisdictions in which the Company earns it income, changes to the deferred tax assets in China due to the change in the income tax rate, the adjustment of utilization of net operating losses during the Internal Revenue Services (the “IRS”) appeal review for the tax years from 1999 to 2002, and interest payment made related to the IRS audit for the tax years from 1999 to 2002.

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

As of March 28, 2008, the Company had total unrecognized tax benefits of approximately $3.2 million which if recognized would favorably affect our effective tax rate. The Company expects that the changes in the unrecognized benefits within the next twelve months would not be material.

The reconciliation of the total amounts of unrecognized tax benefits at the beginning and the end of the first quarter of 2008 is as follows:

Balance at January 1, 2008	$3,537
Additions based on tax positions related to the current year	26
Additions for tax positions of prior years	188
Reductions for tax positions of prior years	(123)
Settlements	—
Reclassifications due to payment made	(375)

Balance at March 28, 2008	$3,253

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 28, 2008, the Company had approximately $0.6 million of accrued interest and penalties related to uncertain tax positions. During the three months ended March 28, 2008, the Company recognized approximately $164 thousand in interest and penalties.

The Company files income tax returns in the United States federal, states, and foreign jurisdictions. Generally, the Company is no longer subject to United. States federal, state or local, or foreign income tax examinations by tax authorities for the years before 2002 as these years have been effectively settled as described in FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” (“FSP FIN 48-1”). During 2007, the Company settled an audit with the IRS for tax years 1999 – 2002. Furthermore, the Company closed an audit with the Japanese tax authorities for tax years 2004 -2006 resulting in no adjustments. Currently, the Company is under audit in the United States for tax years 2004 and 2005 and in Canada for tax years 2002 – 2004. The Company’s income tax returns could still be reviewed in the following countries and for the following periods under the appropriate status of limitations: United States (2004-present), Canada (2002-present), United Kingdom (2004-present), Germany (2004-present), Japan (2007-present), Taiwan (2002-present), Hong-Kong (2001-present), and Korea (2002-present).

11. Employee Benefit Plan

United Kingdom Defined Benefit Pension Plan

The Company maintains a pension plan in the United Kingdom that has two components: a Final Salary Plan, which is a defined benefit plan, and a Retirement Savings Plan, which is a defined contribution plan. In 1997, membership to the Final Salary Plan was closed and in 2003 the Company was allowed to stop accruing additional benefits to the participants. Benefits under this plan were based on the employees’ years of service and compensation. Most of the beneficiaries of this plan are no longer employed by the Company. The Company follows a pension funding policy based on widely used actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. The assets of this plan consist primarily of equity, real estate and fixed income securities of United Kingdom and foreign issuers.

Pension and other benefit costs reflected in the consolidated statements of operations are based on the projected benefit method of valuation. Within the consolidated balance sheet, pension plan benefit liabilities are included in accrued compensation and benefits.

The table below sets forth the estimated net periodic pension cost (benefit) of the United Kingdom Defined Benefit Plan:

	Three Months Ended
	March 28, 2008	March 30, 2007
Components of the net periodic pension cost (benefit):
Service cost	—	—
Interest cost	406	403
Expected return on plan assets	(431)	(442)
Amortization of unrecognized gain	—	71

Net periodic pension cost (benefit)	$(25)	$32

In April 2008, the Company and United Kingdom pension trustees agreed on a plan to fund the unfunded pension liability over a 10 year period ending in 2018. This agreement was required for all United Kingdom pension plans based on regulations. The impact of this plan is not expected to have a material impact to the results of the Company.

Japan Defined Benefit Pension

The Company maintains a tax qualified pension plan in Japan. The plan is a quasi defined benefit pension plan which covers substantially all Japanese employees. The Company deposits funds in various fiduciary-type arrangements and/or purchases annuities. Benefits are based on years of service and the employee’s compensation at retirement. Employees with less than twenty years of service to the Company receive a lump sum benefit payout. Employees with twenty or more years of service to the Company receive a benefit that is guaranteed for a certain number of years. Participants may, under certain circumstances, receive a benefit upon termination of employment.

The assumptions that are used to value the costs and obligations of the plan reflect the Japanese economic environment. The Company continues to fund the plan sufficient to meet current benefits as well as fund a portion of future benefits as permitted by regulatory authorities. An actuarial valuation of the plan was conducted as of December 31, 2007.

The table below sets forth the estimated net periodic pension cost of the tax qualified pension plan.

	Three Months Ended
	March 28, 2008	March 30, 2007
Components of the net periodic pension cost:
Service cost	$46	$40
Interest cost	6	5
Expected return on plan assets	(1)	(1)
Amortization	15	16
Amortization of unrecognized gain	—	(1)

Net periodic pension cost	$66	$59

12. Segment Information

General Description

Our segments and their principal activities consist of the following:

Precision Technology

This segment’s products include technologies for precision motion, linear and rotary motion control, medical printers, lasers and precision optics. These products are used in the electronic, aerospace, materials processing, data storage, imaging and other light industrial markets. The products are designed and manufactured at the Company’s facilities in Billerica and Natick, Massachusetts; Moorpark, California; Taunton, Poole and Rugby, England; and Suzhou, China, and a design facility in Lafayette, Colorado.

Semiconductor Systems

The Company’s semiconductor systems are designed and manufactured at our Wilmington, Massachusetts facility. Specific applications include laser repair to improve yields in the production of memory chips (DRAM, NAND); laser marking systems for WIP management and traceability of silicon wafers; laser trimming of linear and mixed signal integrated circuits and chip resistors; and inspection of solder paste and component placement on printed circuit boards (“PCBs”). The Semiconductor Systems Segment also derives significant revenues from parts and service to its installed base.

Segments

Information on reportable segments is as follows:

	Three Months Ended
	March 28, 2008	March 30, 2007
Sales:
Precision Technology	$44,035	$43,625
Semiconductor Systems	28,767	31,857
Intersegment sales elimination (1)	(1,122)	(1,278)

Total	$71,680	$74,204

(1)	Sales of precision Technology products to Semiconductor Systems segment

	Three Months Ended
	March 28, 2008	March 30, 2007
Gross Profit:
Precision Technology	$16,910	$15,654
Semiconductor Systems	10,347	13,886
Intersegment sales elimination	70	(105)

Total	$27,327	$29,435

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

	Three Months Ended
	March 28, 2008		March 30, 2007
	Sales	% of Total	Sales	% of Total
	(In millions)		(In millions)
North America	$31.9	45%	$24.1	32%
Latin and South America	0.1	—	0.2	—
Europe (EMEA)	12.3	17	12.8	17
Japan	12.8	18	13.8	19
Asia-Pacific, other	14.6	20	23.3	32

Total	$71.7	100%	$74.2	100%

	March 28, 2008	March 30, 2007
Long-lived assets and goodwill:
USA	$60,370	$62,228
Europe	26,120	32,152
Japan	591	518
Asia-Pacific, other	4,121	2,417

Total	$91,202	$97,315

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In United States dollars, and in accordance with U.S. GAAP)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Report. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to anticipated financial performance; drivers of revenue growth; management’s plans and objectives for future operations and expenditures; business prospects; industry trends; market conditions; changes in accounting principles and changes in actual or assumed tax liabilities; our expectations regarding tax exposure; our anticipated capital requirements and working capital needs; our anticipated reinvestment of future earnings; our anticipated expenditures in regard to our benefit plans; and our anticipated use of currency hedges. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services; our ability to compete in an intensely competitive market; our ability to develop and introduce new products or enhancements on schedule and that respond to customer requirements and rapid technological change; new product introductions and enhancements by competitors; our ability to select and implement appropriate business models; plans and strategies and efforts to execute on them; our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel,, the impact of global economic conditions on our business; unauthorized use or misappropriation of our intellectual property; as well as the risk factors discussed previously and in other periodic reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

The Company designs, develops, manufactures and sells enabling technology components, lasers and advanced laser systems for a wide range of applications. Our products allow customers to make advances in materials and process technology and to meet demanding manufacturing specifications, including device complexity and miniaturization. Our products are used to boost efficiency and productivity in the global industrial, electronics, semiconductor, aerospace and medical markets.

Highlights for the Three Months Ended March 28, 2008

•

Bookings of orders were $56.1 million in the first quarter of 2008 compared to $76.9 million in the first quarter of 2007. Ending backlog was $74.8 at the end of the first quarter 2008 compared with $79.3 at the end of the first quarter 2007.

•	Sales for the quarter decreased by $2.5 million to $71.7 million from $74.2 million in the first quarter of 2007.

•	Net income for the quarter was $2.1 million, or $0.05 per diluted share, compared to net income of $3.2 million, or $0.08 per diluted share, in the first quarter of 2007.

•	Cash and cash equivalents were $170.7 million at March 28, 2008.

Results of Operations for the Three Months Ended March 28, 2008 Compared to Three Months Ended March 30, 2007

The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	March 28, 2008	March 30, 2007
Sales	100.0%	100.0%
Cost of goods sold	61.9	60.3

Gross profit	38.1	39.7
Operating expenses:

	Three Months Ended
	March 28, 2008	March 30, 2007
Research and development and engineering	11.0	10.3
Selling, general and administrative, and other	22.8	18.8
Amortization of purchased intangibles	2.3	2.3
Restructuring expense (benefit)	(0.4)	3.2

Total operating expenses	35.7	34.6

Income from operations	2.4	5.1
Other Income	0.2	—
Interest income	1.6	2.1
Interest expense	—	(0.1)
Foreign exchange transaction (losses)	0.1	(0.5)

Income before income taxes	4.3	6.6
Income tax provision	1.4	2.3

Net income	2.9%	4.3%

Sales by Segment. The following table sets forth sales in thousands of dollars by our business segments for the first quarter of 2008 and 2007.

	Three Months Ended
	March 28, 2008	March 30, 2007	Increase (Decrease)
Sales:
Precision Technology	$44,035	$43,625	$410
Semiconductor Systems	28,767	31,857	(3,090)
Intersegment sales elimination	(1,122)	(1,278)	156

Total	$71,680	$74,204	$(2,524)

Sales. Sales for the three months ended March 28, 2008 decreased by $2.5 million included the favorable impact of foreign exchange of approximately $1.0 million. Excluding foreign exchange sales decreased by $3.5 million or 4.7% compared to the three months ended March 30, 2007.

Sales in the Precision Technology Segment increased by $0.4 million, or 0.9% from $43.6 million for the three months ended March 30, 2007 to $44.0 million for the three months ended March 28, 2008. The increase is attributed to increased shipments in the Encoder product line due to data storage customers adding capacity or upgrading existing platforms, offset with declines in the high speed PCB drilling and laser product lines.

Sales in the Semiconductor Systems Segment decreased by $3.1 million or 9.7% in the three months ended March 28, 2008 to $28.8 million from $31.9 million in the three months ended March 30, 2007. This decrease was due to lower revenue in the Company’s Wafer Trim and Wafer Mark product lines.

Sales in our corporate segment represent elimination of sales between our segments and are shown in the table above as intersegment sales elimination.

Sales by Region. We distribute our systems and services via our global sales and service network and through third-party distributors and agents. Our sales territories are divided into the following regions: North America, Latin and South America, Europe, Japan and Asia-Pacific. The increase in North America revenue is due to a higher proportion of sales to Semiconductor System customers located in the United States. The following table shows sales in millions of dollars to each geographic region for the first quarter of 2008 and 2007, respectively.

	Three Months Ended
	March 28, 2008		March 30, 2007
	Sales	% of Total	Sales	% of Total
	(In millions)		(In millions)
North America	$31.9	45%	$24.1	32%
Latin and South America	0.1	—	0.2	—
Europe (EMEA)	12.3	17	12.8	17
Japan	12.8	18	13.8	19
Asia-Pacific, other	14.6	20	23.3	32

Total	$71.7	100%	$74.2	100%

Backlog. We define backlog as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Order backlog was $74.8 million at March 28, 2008.

Gross Profit by Segment. The following table sets forth gross profit in thousands of dollars by our business segments for the first quarter of 2008 and 2007.

	Three Months Ended
	March 28, 2008	March 30, 2007
Gross profit:
Precision Technology	$16,910	$15,654
Semiconductor Systems	10,347	13,886
Intersegment sales elimination and other	70	(105)

Total	$27,327	$29,435

Gross profit %:
Precision Technology	38.4%	35.9%
Semiconductor Systems	36.0	43.6
Intersegment sales elimination and other	(6.2)	8.2

Total	38.1%	39.7%

Gross profit was 38.1% in the three months ended March 28, 2008 compared to 39.7% in the three months ended March 30, 2007. The Company’s total gross profit is a result of the changes in gross profit at each segment level. Those changes are described below.

The gross profit for the Precision Technology Segment increased to 38.4% for the three months ended March 28, 2008, from 35.9% for the three months ended March 30, 2007. The increase was primarily the result of higher Encoder sales volumes and an increase in the Laser product line margins due to benefits from the Company’s 2007 restructuring.

The gross profit for the Semiconductor Systems Segment was 36.0% for the three months ended March 28, 2008, compared to 43.6 % in the three months ended March 30, 2007. The decrease in gross profit is primarily due to the decrease in revenue and change in product mix.

Research and Development and Engineering Expenses. Research and development and engineering expenses for the three months ended March 28, 2008 were 11.0% of sales, or $7.9 million, compared to 10.3% of sales, or $7.7 million in the three months ended March 30, 2007. The Company continues to invest in new product development projects in the Precision Technology and Semiconductor Systems Segments.

Selling, General and Administrative, and Other Expenses. Selling, general and administrative expenses were $16.3 million or 22.8% of sales in the three months ended March 28, 2008, compared with $13.9 million or 18.8% in the three months ended March 30, 2007. The $2.4 million increase is due to the Company recording $2.0 million of a litigation settlement for legal claims as an offset to expense in the three months ended March 30, 2007. In addition, in the three months ended March 28, 2008 there were increased trade show expenses and facility costs related to the lease of the new building for the consolidation of the Massachusetts facilities into a single location.

Amortization of Purchased Intangibles. Amortization of purchased intangibles was $1.7 million for the three months ended March 28, 2008 and March 30, 2007 respectively.

Restructuring. On February 29, 2008 the Company executed an agreement to sell assets which consisted primarily of inventory related to discontinued product offerings of the Impact and certain LaserMark product lines. Since the majority of this inventory was written off as restructuring expense in 2007, the sale of this inventory of $0.5 million was recorded as a restructuring recovery. In addition, there were $0.1 million of costs relating to the United Kingdom restructuring plan and a $0.1 million in costs associated with the Munich, Germany facility. During the three months ended March 30, 2007 the Company reported $2.4 million in restructuring costs primarily related to the United Kingdom 2007 restructuring plan.

Income from Operations. Income from operations was $1.8 million in the three months ended March 28, 2008 compared to $3.8 million in the three months ended March 30, 2007. The $2.0 million decrease is essentially the result of lower revenue partially offset with the recovery of restructuring costs. In addition, the three months ended March 30, 2007 includes the $2.0 million settlement of a lawsuit as a reduction to Selling, General and Administrative and other expenses.

Total Interest and other Income (Expense). For the three months ended March 28, 2008 the Company reported $1.2 million compared to $1.5 million in the three months ended March 30, 2007. The $0.3 million decrease is attributable to lower interest rate yields for the three months ended March 28, 2008, compared to the three months ended March 30, 2007.

Foreign Exchange Transaction Losses. Foreign exchange transaction gains were approximately $0.1 million in the three months ended March 28, 2008 compared to $0.4 million loss for the three months ended March 30, 2007. These amounts arise primarily from transactions denominated in currencies other than functional currency and unrealized gains (losses) on derivative contracts.

Income Taxes. The effective tax rate for three months ended March 28, 2008, was 32.1% compared with 35.0% for the three months ended March 30, 2007. The tax rate for three months ended March 28, 2008 reflects the Company’s estimated annual effective tax rate and is driven by the jurisdictions where income is earned, changes to the deferred tax assets in China due to the change in the income tax rate, the adjustment of utilization of net operating losses during the IRS appeal review for the tax years from 1999 to 2002, and interest payment made related to the IRS audit for the tax years from 1999 to 2002.

Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. When making this determination, a review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carry-back and carry-forward periods, existing sales backlog, future taxable income projections and tax planning strategies. We have previously provided valuation allowances against losses in the parent company and subsidiaries with an inconsistent history of taxable income and loss due to the uncertainty of their realization. In addition, the Company has provided a valuation allowance on tax credits and net operating losses, due to the uncertainty of generating earned income to claim the tax credits or using the net operating losses.

In the event that actual results differ from our estimates of future taxable income, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could have a material impact on our financial position and results of operations.

Net Income. As a result of the foregoing factors, net income for the three months ended March 28, 2008 was $2.1 million, compared to $3.2 million for the three months ended March 30, 2007.

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. There is no change in our critical accounting policies included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Form 10-K, as amended, for the year ended December 31, 2007.

Revenue recognition

From time to time, the Company may extend payment terms of up to 180 days. If there are no undelivered elements, the Company recognizes revenue on such arrangements upon shipment, or customer acceptance if applicable, based on credit review and the Company’s history of collecting receivables with similar terms with no concessions. As of March 28, 2008, accounts receivable with 180 day payment terms totaled $12.2 million.

Liquidity and Capital Resources

Cash and cash equivalents totaled $170.7 million at March 28, 2008 compared to $171.7 million at December 31, 2007. Long-term investments, at March 28, 2008 and December 31, 2007, consist of a 25.1% equity investment in a private United Kingdom company which was valued at $1.0 million.

Cash Flows for Three Months Ended March 28, 2008 and March 30, 2007

Cash flows provided by operating activities for the three months ended March 28, 2008 were $3.9 million, compared to $7.9 million during the same period in 2007. Net income in the first quarter of 2008 was $2.1 million. Depreciation and amortization, unrealized loss on derivatives, stock-based compensation, deferred income taxes, and earnings from equity investments provided $4.5 million in the first quarter of 2008. Decreases in accounts receivable and other current assets provided $0.8 million, which was offset by increases in inventories and accounts payable, accruals and taxes of $3.5 million. Net income in the first quarter of 2007 was $3.2 million. Depreciation and amortization, unrealized loss on derivatives, stock-based compensation and deferred income taxes provided $4.5 million in the first quarter of 2007. Increases in accounts receivable, accounts payable, accruals and taxes receivable used $7.3 million, which was offset by a decrease in inventories and other current assets of $7.5 million.

Cash flows used in investing activities were $4.0 million during the three months ended March 28, 2008, primarily from the purchases of property plant and equipment which used $4.2 million in cash. In the same period in 2007, cash flows used from investing activities were $1.8 million primarily from purchases of property plant and equipment.

Cash flows used by financing activities were $3.1 million during the three months ended March 28, 2008, which was the result of the treasury stock purchase. This compares with $2.8 million in cash provided by financing activities in the quarter ended March 30, 2007 from the issue of share capital from the exercise of stock options. We believe that existing cash and investment balances, together with cash generated from operations, will be sufficient to satisfy anticipated cash needs to fund working capital and investments.

Other Liquidity Matters

There have been no significant changes in the Company’s lines of credit, pensions, contractual obligations, acquisitions or off-balance sheet arrangements since December 31, 2007.

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

Interest Rate Risk. Our exposure to market risk associated with changes in interest rates relates primarily to our cash equivalents, long-term investments and debt obligations. At March 28, 2008, the Company had $159.6 million invested in cash equivalents. At December 31, 2007, the Company had $155.3 million invested in cash equivalents. Due to the average maturities and the nature of the cash portfolio at March 28, 2008, a one percent change in interest rates could have approximately a $1.6 million impact on our interest income on an annual basis. We do not actively trade derivative financial instruments but may use them to manage interest rate positions associated with our debt instruments. We currently do not hold interest rate derivative contracts.

Foreign Currency Risk. The Company enters into foreign currency derivative contracts generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At March 28, 2008, the Company held forward exchange contracts to:

•	Buy British Pound for the equivalent of US $5.8 million

•	Settle USD/JPY Average Strike Option Forwards with an underlying currency amount of JPY 700 million (USD equivalent of $7.0 million)

Item 4.	Controls and Procedures

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

There is no change in the risks included in Item 1A, Risk Factors, of the Company’s Form 10-K, for the year ended December 31, 2007. We face a number of risks. The risks included in our Form 10-K may not be all of the risks that we face. Other sections of this report include additional factors that could have an effect on our business and financial performance. The markets in which we compete are very competitive and change rapidly. Sometimes new risks emerge and management may not be able to predict all of them, or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. You should not rely upon forward-looking statements as a prediction of future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the quarter ended March 28, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

GSI Group Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum (or Approximate Value) of Shares that May Yet be Purchased Under Plans or Programs
January 2 – January 17, 2008	248,700	$8.67	248,700	$1,227,837
March 7 – March 20, 2008	116,000	$8.26	116,000	$25,269,803

All of the purchased shares noted above were made on the open market at prevailing prices using the Company’s available cash. The Stock Repurchase Program was announced on December 21, 2005. In February 2008, the Company’s Board of Directors authorized an increase of $25.0 million in the share repurchase program bringing the total program to $40.0 million.

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

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ SERGIO EDELSTEIN	President and Chief Executive Officer	April 29, 2008
Sergio Edelstein	(Principal Executive Officer)

/s/ ROBERT L. BOWEN	Vice President and Chief Financial Officer	April 29, 2008
Robert L. Bowen	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.