Form 10-Q
period 2008-06-27
GSI GROUP INC
filed 2008-07-31
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-25705

GSI Group Inc.

(Exact name of registrant as specified in its charter)

New Brunswick, Canada	98-0110412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Middlesex Turnpike, Bedford, MA	01730
(Address of principal executive offices)	(Zip Code)

(781) 266 5700

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

As of July 18, 2008, there were 41,685,793 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars, except share amounts)

	June 27, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$183,271	$171,714
Accounts receivable, less allowance of $374 (December 31, 2007 — $372)	57,945	73,527
Income taxes receivable (note 10)	13,594	12,241
Inventories (note 2)	62,640	65,522
Deferred tax assets (note 10)	8,264	8,249
Other current assets (note 2)	8,830	7,394

Total current assets	334,544	338,647
Property, plant and equipment, net of accumulated depreciation of $24,877 (December 31, 2007 — $32,263)	42,401	30,817
Deferred tax assets (note 10)	9,904	9,887
Other assets (note 2)	821	713
Long-term investments (note 7)	997	854
Intangible assets, net of amortization of $9,713 (December 31, 2007 — $8,603) (note 2)	11,722	12,817
Patents and acquired technology, net of amortization of $42,307 (December 31, 2007 — $40,122) (note 2)	17,881	20,054
Goodwill (note 2)	26,421	26,421

Total Assets	$444,691	$440,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$15,683	$17,504
Income taxes payable (note 10)	1,365	1,411
Accrued compensation and benefits	8,848	10,369
Deferred revenue	10,629	9,949
Deferred tax liabilities (note 10)	290	286
Other accrued expenses (note 2)	12,435	9,353

Total current liabilities	49,250	48,872
Deferred compensation	608	676
Deferred tax liabilities (note 10)	7,589	7,589
Accrued long term restructuring (note 8)	1,651	938
Income taxes payable (note 10)	3,261	3,537
Accrued pension liability (note 11)	4,598	4,481
Deferred rent	2,938	—

Total liabilities	69,895	66,093
Commitments and contingencies (note 9)
Stockholders’ equity (note 4)
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 41,607,460 (December 31, 2007— 42,161,592)	304,569	310,970
Additional paid-in capital	9,712	8,245
Retained earnings	51,530	48,329
Accumulated other comprehensive income (note 4)	8,985	6,573

Total stockholders’ equity	374,796	374,117

Total Liabilities and Stockholders’ Equity	$444,691	$440,210

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Sales	$66,010	$73,117	$137,690	$147,321
Cost of goods sold	40,623	43,362	84,976	88,131

Gross profit	25,387	29,755	52,714	59,190
Operating expenses:
Research and development and engineering	7,475	7,729	15,350	15,386
Selling, general, administrative and other	14,700	14,925	31,017	28,866
Amortization of purchased intangibles	1,601	1,690	3,280	3,419
Restructuring expense (net of benefit) (note 8)	1,501	1,576	1,184	3,928

Total operating expenses	25,277	25,920	50,831	51,599

Income from operations	110	3,835	1,883	7,591
Other income	21	47	143	94
Interest income	1,002	1,667	2,167	3,214
Interest expense	(18)	(24)	(36)	(81)
Foreign exchange transaction gains (losses)	133	(62)	192	(434)

Income before income taxes	1,248	5,463	4,349	10,384
Income tax provision (note 10)	(154)	(2,140)	(1,148)	(3,861)

Net income	$1,094	$3,323	$3,201	$6,523

Net income per common share:
Basic	$0.03	$0.08	$0.08	$0.15
Diluted	$0.03	$0.08	$0.08	$0.15
Weighted average common shares outstanding (000’s)	41,736	42,427	41,831	42,204
Weighted average common shares outstanding for diluted net income per common share (000’s)	41,853	42,678	42,112	42,409

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. GAAP and in thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Cash flows from operating activities:
Net income	$1,094	$3,323	$3,201	$6,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,387	4,202	7,254	8,326
Stock-based compensation	651	693	1,433	1,022
Deferred income taxes	24	(214)	(29)	(199)
Earnings from equity investments	(37)	(47)	(143)	(94)
Unrealized gain on derivatives	(195)	(460)	(181)	(407)
Gain on disposal of assets	(1,561)	—	(1,561)	—
Non-cash restructuring charges	558	—	558	—
Changes in current assets and liabilities:
Accounts receivable	15,413	(11,143)	15,970	(16,250)
Inventories	3,823	(680)	2,953	849
Other current assets	(1,761)	(173)	(1,471)	5,837
Accounts payable, accruals and taxes (receivable) payable	934	10,642	(1,726)	8,469

Cash provided by operating activities	22,330	6,143	26,258	14,076
Cash flows used in investing activities:
Acquisition of business	—	(3,006)	—	(3,006)
Proceeds from the sale of property and equipment	3,211	—	3,211	—
Additions to property, plant and equipment	(12,475)	(1,495)	(16,677)	(3,293)
(Increase) decrease in other assets	230	—	(108)	—
Increase in other liabilities	3,149	11	3,650	27

Cash used in investing activities	(5,885)	(4,490)	(9,924)	(6,272)
Cash flows provided by (used in) financing activities:
Purchase of the Company’s common shares	(3,326)	(286)	(6,439)	(760)
Excess tax benefit of stock options	15	204	23	258
Issue of share capital (net of issue costs)	20	3,095	38	6,328

Cash provided by (used in) financing activities	(3,291)	3,013	(6,378)	5,826
Effect of exchange rates on cash and cash equivalents	(535)	191	1,601	348

Increase in cash and cash equivalents	12,619	4,857	11,557	13,978
Cash and cash equivalents, beginning of period	170,652	147,436	171,714	138,315

Cash and cash equivalents, end of period	$183,271	$152,293	$183,271	$152,293

Supplemental disclosure of cash flow information:
Cash paid for Interest Expense	$9	$21	$16	$942
Cash paid for Taxes	$353	$5,880	$3,130	$7,125

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(U.S. GAAP and tabular amounts in thousands of U.S. dollars, except share amounts)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been excluded. The interim consolidated financial statements include the accounts of GSI Group Inc. and its wholly-owned subsidiaries (referred to herein as the “Company,” “we” or “our”). Intercompany transactions and balances have been eliminated. These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended December 31, 2007. In the opinion of management, all adjustments and accruals necessary for a fair presentation have been made and include only normal recurring adjustments and accruals. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods. The amounts are stated in thousands of U.S. dollars, unless otherwise indicated.

Comparative amounts

Certain prior year amounts have been reclassified to conform to the current year presentation in the financial statements and notes as of and for the three and six months ended June 27, 2008. For the three and six months ended June 29, 2007, a reduction in other operating expenses of $100 thousand and $200 thousand, respectively, for sublease income from the Company’s Rugby, United Kingdom facility has been included with selling, general and administrative expenses. These reclassifications had no effect on the previously reported results or financial position.

2. Supplementary Balance Sheet Information

The following tables provide details of selected balance sheet accounts.

Inventories

	June 27, 2008		December 31, 2007
Raw materials	$30,898		$28,584
Work-in-process	12,873		14,623
Finished goods	14,043		18,009
Demo inventory	4,826		4,306

Total inventories	$62,640		$65,522

Other Assets

	June 27, 2008		December 31, 2007
Short-term other assets:
Prepaid VAT and VAT receivable	$1,312		$1,951
Other prepaid expenses	2,807		2,968
Poole, United Kingdom buildings held for sale	328	*	1,813
Landlord allowance	694		—
Other current assets	3,689		662

Total	$8,830		$7,394

Long-term other assets:
Deposits and other	821		713

Total	$821		$713

*	In the second quarter of 2008, the Company completed the sale of one of its three properties located in Poole, United Kingdom for $3.2 million. The transaction yielded a gain of $1.7 million.

Intangible Assets

	June 27, 2008		December 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer relationships	$15,268	$(7,291)	$15,259	$(6,411)
Trademarks, trade names and other	6,167	(2,422)	6,161	(2,192)

Total cost	21,435	$(9,713)	21,420	$(8,603)

Accumulated amortization	(9,713)		(8,603)

Net intangible assets	$11,722		$12,817

	June 27, 2008		December 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and acquired technology	$60,188	$(42,307)	$60,176	$(40,122)

Accumulated amortization	(42,307)		$(40,122)

Net patents and acquired technology	$17,881		$20,054

Goodwill

The Company accounts for Goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that Goodwill be tested for impairment at least annually. Impairment testing for Goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. Only the Precision Technology segment has Goodwill, which was related to the 2004 MicroE acquisition. For purposes of the Goodwill impairment test, the Company has defined a reporting unit as certain aggregated U.S managed product lines within the Precision Technology segment. Annual impairment testing was completed during the second quarter of 2008, which indicated that no impairment existed.

Other Accrued Expenses

	June 27, 2008	December 31, 2007
Accrued warranty	$3,750	$4,216
Accrued professional fees	2,263	1,528
VAT payable	122	51
Accrued restructuring (note 8)	392	398
Accrual for recourse receivables	106	664
Accrued construction costs	2,745	—
Novi restructuring accrual	591	—
Other	2,466	2,496

Total	$12,435	$9,353

Accrued Warranty

Changes in the warranty liability during the periods ended June 27, 2008 and June 29, 2007 were as follows:

	For the Three Months Ended June 27, 2008	For the Three Months Ended June 29, 2007	For the Six Months Ended June 27, 2008	For the Six Months Ended June 29, 2007
Balance at the beginning of the period	$4,137	$4,790	$4,216	$4,814
Charged to costs of goods sold	1,709	1,044	3,343	2,206
Use of provision	(2,078)	(1,345)	(3,821)	(2,540)
Foreign currency exchange rate changes	(18)	32	12	41

Balance at the end of the period	$3,750	$4,521	$3,750	$4,521

The Company’s Standard Contract Terms and Conditions include a warranty for its products for a period of up to 12 months for reimbursement of materials and labor to repair and service the system or products. In certain instances, the Company varies its warranty terms. A provision for the estimated cost related to warranty is recorded at the time revenue is recognized.

The Company’s estimate of costs to service the warranty obligations are based on historical experience and the expectation of future conditions. To the extent the Company experiences increased warranty claims or increased costs associated with servicing those claims, revisions to the estimated warranty liability are made.

3. New Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. At initial adoption, SFAS 161 encourages, but does not require, comparative disclosures for earlier periods. The Company does not expect that this new pronouncement will have a material impact on the Company’s financial statements in future periods.

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the pronouncement before that date. The Company does not expect that this new pronouncement will have any impact on the Company‘s financial statements in future periods.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for the method in which the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the Goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the pronouncement before that date. The Company believes that this new pronouncement, once adopted, will have an impact on its accounting for future business combinations, but the effect will be dependent upon the acquisitions that are made in the future.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”). SFAS 159 provides businesses with the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, provided that the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), as discussed below. The Company adopted SFAS 159 on January 1, 2008 with no impact on its consolidated results and financial position.

Fair Value Measurements

In September 2006, FASB issued SFAS No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company has adopted SFAS 157 with no impact on its consolidated results and financial position.

4. Stockholders’ Equity

Capital Stock

The authorized capital of the Company consists of an unlimited number of common shares without par value. During the six months ended June 27, 2008 and June 29, 2007, 218 thousand and 787 thousand common shares, respectively, were issued as a result of the exercise of stock options, warrants and the vesting of restricted stock, resulting in proceeds to the Company of approximately $38 thousand and $6.3 million, respectively.

Stock Repurchase Plan

In February 2008, the Company‘s Board of Directors authorized the increase of the share repurchase program to $40.0 million. This plan was initially approved in 2005 at $15.0 million. In the second quarter of 2008, the Company repurchased and cancelled approximately 408 thousand shares of its common stock on the open market in accordance with the Stock Repurchase Plan. These shares were purchased at an aggregate cost of approximately $3.3 million. As of June 27, 2008, approximately $22 million remained in this program. The program was suspended in May 2008 as a result of the Company’s decision to enter into a Letter of Intent to acquire Excel Technology, Inc. (see Section 13 below, Subsequent Events for further information).

Accumulated Other Comprehensive Income

The following table provides the details of accumulated other comprehensive income at:

	June 27, 2008	December 31, 2007
Accumulated foreign currency translations	$13,253	$10,847
Accrued pension liability, net of tax $271 (December 31, 2007 — $227)	(4,268)	(4,274)

Total accumulated other comprehensive income	$8,985	$6,573

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net income	$1,094	$3,323	$3,201	$6,523
Change in accrued pension liability, net of tax of nil	44	(123)	6	(149)
Cumulative effect of adopting FIN 48	—	—	—	(146)
Foreign currency translation adjustments (1)	(1,974)	1,737	2,406	2,316

Comprehensive income (loss)	$(836)	$4,937	$5,613	$8,544

(1)	The foreign currency translation adjustments are primarily related to the movement in the British Pound, Japanese Yen and European Union Euro.

Net income per common share

Basic net income per common share was computed by dividing net income by the weighted-average number of common shares outstanding during the period. For diluted net income per common share, the denominator also includes dilutive outstanding stock options, restricted stock and warrants determined using the treasury stock method.

Common and common share equivalent disclosures are:

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(In thousands)		(In thousands)
Weighted average common shares outstanding—basic	41,736	42,427	41,831	42,204
Dilutive potential common shares	117	251	281	205

Diluted common shares	41,853	42,678	42,112	42,409

Excluded from calculation—stock options, restricted stock and warrants that would have been anti-dilutive	1,108	363	920	1,076

5. Stock Based Compensation

Stock Based Compensation

The Company has one active stock-based compensation plan, the GSI Group Inc. 2006 Equity Incentive Plan, under which stock-based grants may be issued and several earlier stock option plans under which no new grants will be made. Although inactive, the stock option plans have outstanding grants issued prior to 2006. The 2006 Equity Incentive Plan provides for grants of various stock based awards including stock options, stock appreciation rights and restricted stock. Since 2006, the Company has issued restricted stock grants to the executives, key employees and directors of the Company under the 2006 Equity Incentive Plan.

Restricted Stock

The Company recorded compensation expense, primarily in selling, general, administrative and other expenses, related to its restricted stock awards totaling $0.7 million and $1.4 million during the three and six months ended June 27, 2008, respectively. The 2008 expense reflects a cumulative favorable adjustment of approximately $0.2 million for estimated forfeitures. For the three and six months ended June 29, 2007, the Company recorded $0.7 million and $1.0, respectively. These expenses have been recorded as an increase in additional paid-in capital on the Company’s balance sheet.

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

Nonvested Restricted Shares	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested shares at December 31, 2007	1,167	$9.78
Granted	749	8.10
Vested	(213)	9.97
Forfeited	(276)	9.92

Nonvested shares at June 27, 2008	1,427	$8.85

In March and April 2008, the Compensation Committee granted 749,340 restricted stock awards to selected executives and key employees. Of these restricted awards, 271,500 shares were time-based, and 477,840 shares were performance-based. Consistent with the Company’s prior year grants, the performance based shares are earned based on achievement of 2008 profitability targets set at the time of grant. As of June 27, 2008, no amounts have been expensed for the performance based awards as the targets are not probable of being achieved at this time. All grants vest annually over 3 years in March 2009, 2010 and 2011.

In March 2008, vesting occurred for restricted shares granted to selected executives and key employees in 2006 and 2007. The fair value of the newly vested shares was $1.7 million on the date the shares vested; the Company expensed approximately $2.2 million for these vested shares. As these grants consisted of both time-based and performance based shares, the performance based vesting was determined based on the Company’s actual financial results compared to the profitability targets set at the award dates. Performance shares not earned were forfeited back to the 2006 Equity Incentive Plan.

As of June 27, 2008, there was $11.2 million of unrecognized compensation cost related to unvested restricted stock grants. That cost is expected to be recognized over the weighted-average remaining period of 2.14 years. In May 2008, shareholders at the annual meeting approved a 2.5 million share increase in the shares available to be issued under the 2006 Equity Incentive Plan. As of June 27, 2008, there were 3,044,499 common shares available to issue under this plan.

Stock Option Plans

The Company has several stock option plans and a warrant plan with outstanding grants that pre-date the 2006 Equity Incentive Plan. In 2005, the unvested options were accelerated. No new options will be granted under pre-2006 equity plans, as all future equity grants will be issued exclusively under the 2006 Equity Incentive Plan.

Stock option and warrant activity for the six months ended June 27, 2008 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(In thousands)
Outstanding at December 31, 2007	1,228	$10.46
Granted	—	—
Exercised	(10)	4.01
Forfeited and expired	(388)	12.92

Outstanding at June 27, 2008	830	$9.39	2.19	$290

Exercisable at June 27, 2008	830	$9.39	2.19	$290

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the quoted price of the Company’s common shares for the 122 thousand options and warrants that were in the money at June 27, 2008. The intrinsic value of exercised options and warrants for the three months ended June 27, 2008 and June 29, 2007 was approximately $19 and $800 thousand, respectively. The intrinsic value for the six months ended June 27, 2008 and June 29, 2007 was approximately $40 thousand and $1.0 million, respectively.

6. Related Party Transactions

Richard B. Black, the Chairman of the Company, is also the President and Chief Executive Officer of ECRM, Inc., a company which manufactures laser systems equipment for the printing and publishing industry and which is a customer of the Company. All sales were made pursuant to the Standard Contract Terms and Conditions. The Nominating and Governance Committee of the Company’s Board of Directors has reviewed and confirmed that ECRM, Inc. received no favored commercial treatment.

The Company recorded sales revenue and raw material purchases from Sumitomo Heavy Industries Ltd., a significant shareholder. The amounts and terms are essential equivalent to similar third-party transactions.

The following table summarizes related party transactions in the statement of operations:

	Three Months Ended			Six Months Ended
	June 27, 2008		June 29, 2007	June 27, 2008		June 29, 2007
	(In million)		(In million)	(In million)		(In million)
Sales to ECRM, Inc.	$0.2		$0.3	$0.3		$0.6
Sales to Sumitomo Heavy Industries Ltd.	1.2		0.8	2.0		1.6
Purchases from Sumitomo Heavy Industries Ltd.	—	*	—	—	*	0.1

The following table summarizes the related party transactions on the balance sheet:

	June 27, 2008		December 31, 2007
	(In million)		(In million)
Receivables from ECRM, Inc.	$0.2		$0.2
Receivables from Sumitomo Heavy Industries Ltd.	1.2		0.5
Payables to Sumitomo Heavy Industries Ltd.	—	*	—	*

(*)	Amounts are less than $100 thousand.

7. Financial Instruments

Long-term Investments

Long term investments at June 27, 2008 and December 31, 2007 consist of a 25.1% equity investment in a private United Kingdom company, valued at approximately $1.0 and $0.9 million, respectively. The Company uses the equity method to record the results of this entity. The Company recognized as other income approximately $20 thousand and $120 thousand in earnings for the three and six months ended June 27, 2008.

Derivative Financial Instruments

At June 27, 2008, the Company held forward contracts to sell Japanese Yen and European Union Euros for the approximate amount of U.S. $6.9 million and $2.7 million, respectively, and, forward contracts to buy British Pounds and European Union Euros for the approximate amount of U.S. $3.5 million and $1.6 million, respectively. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date. At June 27, 2008, the Company had an unrealized gain on outstanding derivative instruments of $68 thousand.

Fair Value Measurement

The Company has adopted SFAS 157, with no impact on its consolidated results and financial position. For the following assets, the in-exchange valuation promise is assumed to bring maximum value and a market approach would be the best valuation technique. Both cash investments and accrued interest income have Level 1 inputs (as defined in SFAS 157) as there are observable quoted prices in active markets and there is little, if any, risk of non-performance of the asset. The inputs for derivative gains and losses marked to market are considered Level 2 (as defined in SFAS 157) as they are based on valuations provided by the Company’s bank, but there are no guaranteed selling prices for these forward currency contracts. Risk of non-performance for these Level 2 assets is considered low.

The following table summarizes the financial assets measured at fair value on a recurring basis:

	June 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash investments	$169.1	$169.1	$—
Accrued interest income	0.1	0.1	—
Derivatives (net)	0.1	—	0.1

Total	$169.3	$169.2	$0.1

8. Restructuring and Other

Restructuring Expense (net of benefit)

The following table summarizes restructuring expense (net of benefit) in the statement of operations:

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
United Kingdom restructuring expense (net of benefit)	$84	$1,556	$(322)	$3,970
Munich restructuring expense (net of benefit)	48	18	137	(44)
Novi restructuring expense (net of benefit)	1,369	2	1,369	2

Total restructuring expense (net of benefit)	$1,501	$1,576	$1,184	$3,928

The following table summarizes the accrued restructuring provisions on the balance sheet:

	June 27, 2008	December 31, 2007
United Kingdom restructuring	$—	$44
Munich restructuring	1,349	1,292
Novi restructuring	694	—

Total restructuring provision	$2,043	$1,336

United Kingdom Restructuring

In 2007 the Company implemented a plan to expand the Company‘s manufacturing operations in China and restructure its manufacturing operations in the United Kingdom. These actions are part of the Company‘s overall plan to expand its presence in Asia and increase profitability. Restructuring expense in 2007 related to this plan was $6.7 million. These restructuring efforts were largely completed in 2007.

On February 29, 2008 and June 27, 2008, the Company executed agreements to sell assets related to its otherwise discontinued Impact product line, and certain assets related to its LaserMark and Excimer laser product lines. The majority of the assets sold in the transaction represent inventory that had already been written off and were included as part of restructuring charges in 2007. The results of the sales were recorded as restructuring expense of $0.1 million and restructuring benefit of $0.3 million in the three and six months ended June 27, 2008, respectively. Payments received on sales that are due beyond one year will be recorded as restructuring benefits when they are received.

Munich Restructuring

As a result of restructuring programs undertaken in 2000-2004, and subsequent sub-lease of the Company’s Munich, Germany facility in May 2007 through the end of its lease term, the Company has carried $1.4 million of reserves for excess, unrented space in the Munich, Germany facility. Each period the Company reviews its Munich, Germany facility excess space restructuring accrual, which covers the anticipated future contractual lease payments (through January 2013) less the proceeds from the sub-lease. As a result of changes in the present value of the net cash flows from expected sub-lease income and lease expense, the Company recorded a reduction to the reserve of $0.1 million for the period ended June 27, 2008.

As of June 27, 2008, cumulative expense related to this restructuring program approximates $2.6 million.

Novi Restructuring

In the second quarter of 2008, the Company implemented a plan to close its Novi, Michigan facility which provided U.S. sales, applications and service support to the Laser product line. The Novi, Michigan facility, was consolidated within the Company’s new Bedford facility. As a result, there was a second quarter restructuring charge of approximately $1.4 million, consisting of $0.7 million for employee severance and $0.7 million in lease abandonment and related costs.

9. Commitments and Contingencies

Operating leases

The Company leases certain equipment and facilities under operating lease agreements. Most of these lease agreements expire between 2008 and 2020. In the United Kingdom, where longer lease terms are more common, the Company has land leases that extend through 2078. The facility leases require the Company to pay real estate taxes and other operating costs. The rent on certain leases is subject to escalation clauses in future years.

In 2007 the Company signed a 12 year lease for a 147,000 square foot facility in Bedford, Massachusetts. The Company consolidated the Natick, Billerica and Wilmington, Massachusetts operations into this facility; the consolidation was substantially completed and fully occupied in the second quarter of 2008. Under the terms of the lease agreement, the landlord has waived the first 5.5 months rent (representing a saving of approximately $0.7 million). The saving will be amortized over the life of the lease.

The Company is committed to the following expenditures in connection with the fit up and occupancy of the Bedford, Massachusetts facility:

•	$11.3 million in leasehold improvements less landlord allowances of $4.0 million

•	$3.5 million in other capital costs

•	$0.6 million in moving and other costs

The Company incurred the following expenditures in the second quarter of 2008:

•	$10.6 million in leasehold improvements less $1.3 million billed back to the landlord as part of the landlord allowances

Through June 27, 2008, the Company incurred the following expenditures:

•

$15.0 million in leasehold improvements and capital costs, less $3.2 million billed back to the landlord as part of landlord allowances. Landlord allowances are shown as a liability on the balance sheet and will be amortized over the life of the lease as a reduction to rent expense. At June 27, 2008, $0.7 million of unpaid landlord allowances was included in other assets on the balance sheet.

The project is expected to be fully completed in the third quarter of 2008 at or slightly below the cost estimates above.

Legal Proceedings and Disputes

The Company‘s French subsidiary (GSI Lumonics SARL) is subject to a claim by a customer, SCGI, that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. During the second quarter of 2005, GSI France filed for bankruptcy protection, which was granted by the French court on July 7, 2005. On April 18, 2006, the court fixed SCGI’s claim at €598,079, plus court costs and expert fees of €85,945. SCGI accepted the court’s determination.

SCGI is now demanding that the Liquidator bring an action against GSI Group Ltd. (the parent corporation) in the United Kingdom. The Company is not aware of any facts to support a claim. The Company‘s French counsel is addressing these points directly with the Liquidator. At this time, the Company does not believe it will be required to make any payments regarding this action. Accordingly, nothing has been accrued in the financial statements.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of these claims will have a material adverse effect upon the Company‘s financial conditions or results of operations but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect upon the Company‘s financial condition or results of operations.

Guarantees

In the normal course of its operations, the Company executes agreements that provide for indemnification and/or guarantees to counterparties in transactions such as business dispositions, the sale of assets, sale of products and operating leases. Additionally, the by-laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which he or she is involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. These indemnities and guarantees are routine and customary in the industry.

Historically, we have not made any significant payments under such indemnifications. At June 27, 2008, nothing has been recorded in the financial statements with respect to these indemnification undertakings.

10. Income Taxes

At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. The Company’s reported effective tax rate of 26.4% for the six months ended June 27, 2008, differed from the expected Canadian federal statutory rate of 29.5%, primarily due to the mix of jurisdictions in which the Company earns it income, changes to its deferred tax assets in China due to the change in the income tax rate, the adjustment of utilization of net operating losses during the Internal Revenue Services (the “IRS”) appeal review for the tax years from 1999 to 2002, the increase in interest receivable resulting from the IRS audit for the tax years from 1999 to 2002, and recognizing the capital gain on the sale of a building located in United Kingdom.

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

As of June 27, 2008, the Company had total unrecognized tax benefits of approximately $3.3 million, all of which, if recognized would favorably affect its effective tax rate. The Company expects that the changes in the unrecognized benefits within the next twelve months would not be material.

The reconciliation of the total amounts of unrecognized tax benefits at the beginning of the first quarter and the end of the second quarter of 2008 is as follows:

Balance at January 1, 2008	$3,537
Additions based on tax positions related to the current year	14
Additions for tax positions of prior years	221
Reductions for tax positions of prior years	(125)
Settlements	—
Reclassified due to payment made	(386)

Balance at June 27, 2008	$3,261

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. As of June 27, 2008, the Company had approximately $0.7 million of accrued interest and penalties related to uncertain tax positions. During the six months ended June 27, 2008, the Company recognized approximately $88 thousand in interest and penalties.

The Company files state and federal income tax returns in the United States and in foreign jurisdictions. Generally, the Company is no longer subject to United States federal, state or local, or foreign income tax examinations by tax authorities for the years before 2002 as these years have been effectively settled as described in FSP FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48”. During 2007, the Company settled an audit with the Internal Revenue Service for tax years 1999 – 2002. Furthermore, the Company closed an audit with the Japanese tax authorities for tax years 2004 -2006 resulting in no adjustments. Currently, the Company is under audit in the United States for tax years 2004 and 2005 and in Canada for tax years 2002 – 2004. The Company’s income tax returns may be reviewed in the following countries and for the following periods under the appropriate statute of limitations: United States (2004-present), Canada (2002-present), United Kingdom (2004-present), Germany (2004-present), Japan (2007-present), Taiwan (2003-presnet), and Korea (2003-present).

11. Employee Benefit Plans

United Kingdom Defined Benefit Pension Plan

The Company maintains a pension plan in the United Kingdom which has two components: a Final Salary Plan, which is a defined benefit plan, and a Retirement Savings Plan, which is a defined contribution plan. In 1997, membership in the Final Salary Plan was closed and in 2003 the Company was allowed to stop accruing additional benefits to the participants. Benefits under this plan were based on the employees’ years of service and compensation. Most of the beneficiaries of this plan are no longer employed by the Company. The Company follows a pension funding policy based on widely used actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. The assets of this plan consist primarily of equity, real estate and fixed income securities of United Kingdom and foreign issuers.

Pension and other benefit costs reflected in the consolidated statements of operations are based on the projected benefit method of valuation. Within the Consolidated Balance Sheet, pension plan benefit liabilities are included in accrued compensation and benefits.

The table below sets forth the estimated net periodic pension cost (benefit) of the United Kingdom Defined Benefit Plan:

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Components of the net periodic pension cost (benefit):
Service cost	$—	$—	$—	$—
Interest cost	438	406	843	811
Expected return on plan assets	(494)	(445)	(924)	(891)
Amortization of unrecognized gains	24	96	24	193

Net periodic pension cost (benefit)	$(32)	$57	$(57)	$113

Japan Defined Benefit Pension Plan

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

The table below sets forth the estimated net periodic pension cost of the tax qualified pension plan.

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Components of the net periodic pension cost (benefit):
Service cost	$54	$40	$108	$79
Interest cost	7	5	13	11
Expected return on plan assets	(1)	(1)	(2)	(1)
Amortization	18	16	36	29
Amortization of unrecognized gains	—	—	—	—

Net periodic pension cost	$78	$60	$155	$118

12. Segment Information

General Description

The Company’s segments and their principal activities consist of the following:

Precision Technology

This segment’s products include technologies for precision motion, linear and rotary motion control, medical printers, lasers and precision optics. These products are used in the electronics, aerospace, materials processing, data storage, imaging and other light industrial markets. The products are designed and manufactured at the Company‘s facilities in Billerica and Natick, Massachusetts; Moorpark, California; Taunton, Poole and Rugby, England; and Suzhou, China, and a design facility in Lafayette, Colorado. Since the opening of the Bedford, Massachusetts plant, the Company no longer manufactures in Natick, or Billerica, Massachusetts.

Semiconductor Systems

Until the opening of its Bedford, Massachusetts facility, the Company‘s semiconductor systems were designed and manufactured at its Wilmington, Massachusetts facility. Specific applications include laser repair to improve yields in the production of memory chips (DRAM, NAND); laser marking systems for WIP management and traceability of silicon wafers; laser trimming of linear and mixed signal integrated circuits and chip resistors; and inspection of solder paste and component placement on printed circuit boards (“PCBs”). The Semiconductor Systems Segment also derives significant revenues from parts and service to its installed base.

Segments

Information on reportable segments is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Sales:
Precision Technology	$45,488	$46,921	$89,523	$90,545
Semiconductor Systems	20,989	27,110	49,756	58,968
Intersegment sales elimination (1)	(467)	(914)	(1,589)	(2,192)

Total	$66,010	$73,117	$137,690	$147,321

(1)	Sales of Precision Technology products to Semiconductor Systems Segment

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Gross Profit:
Precision Technology	$17,732	$17,995	$34,642	$33,649
Semiconductor Systems	7,763	11,544	18,110	25,430
Intersegment sales elimination	(108)	216	(38)	111

Total	$25,387	$29,755	$52,714	$59,190

Geographic Segment Information

The Company attributes revenues to geographic areas on the basis of the customer location to which products are shipped. Long-lived assets, which include property, plant and equipment, intangibles and goodwill, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which the Company assets reside.

	Three months ended
	June 27, 2008		June 29, 2007
	Sales	% of Total	Sales	% of Total
	(In millions)		(In millions)
North America	$27.4	41%	$19.2	26%
Latin and South America	0.1	—	0.1	—
Europe (EMEA)	11.0	17	12.6	17
Japan	12.5	19	15.7	22
Asia-Pacific, other	15.0	23	25.5	35

Total	$66.0	100%	$73.1	100%

	Six months ended
	June 27, 2008		June 29, 2007
	Sales	% of Total	Sales	% of Total
	(In millions)		(In millions)
North America	$59.3	43%	$43.3	29%
Latin and South America	0.2	—	0.3	—
Europe (EMEA)	23.3	17	25.4	17
Japan	25.3	18	29.5	20
Asia-Pacific, other	29.6	22	48.8	34

Total	$137.7	100%	$147.3	100%

			June 27, 2008	December 31, 2007
Long-lived assets and Goodwill:
United States			$69,003	$58,630
Europe (EMEA)			24,498	27,017
Japan			521	479
Asia-Pacific, other			4,403	3,983

Total			$98,425	$90,109

13. Subsequent Events

Sale of General Optics, Moorpark, California

On July 3, 2008, the Company entered into a definitive agreement to sell its General Optics business unit, located in Moorpark, California, to Gooch & Housego plc. for $21.0 million, subject to adjustment based on asset levels on the closing date. The sale is expected to close on or before the end of the Company’s third quarter of 2008, subject to regulatory approval. The Company’s Taunton, United Kingdom based beryllium and beryllium optics business is not included in the transaction. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial impact of this transaction as well as the results of operations for this business will be recorded as Discontinued Operations in the third quarter of 2008.

Acquisition of Excel Technology, Inc.

On July 9, 2008, the Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) to acquire Excel Technology Inc. in an all-cash transaction for $32 per share, or about $360 million before fees and transaction costs. The Company intends to pay the aggregate purchase price through a combination of available cash and external financing. The Company and its wholly owned subsidiary, GSI Group Corporation, (“GSI Sub”) have entered into a definitive securities purchase agreement (the “Securities Purchase Agreement”) with various investors to provide, subject to various conditions, financing of $210 million for the transaction through the issuance of senior unsecured notes and warrants. The Company expects the transaction to close in the third quarter of 2008. Certain material terms of (i) the Merger Agreement, (ii) the Securities Purchase Agreement and certain related financing agreements that will be entered into by the Company and GSI Sub in connection with the closing under the Securities Purchase Agreement (collectively, the “Financing Agreements”) and (iii) the Tender and Support Agreement entered into by the Company, concurrently with entering into the Merger Agreement, with the directors and executive officers of Excel, have been previously reported in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 11, 2008 (the “8-K”). The Merger Agreement, Tender and Support Agreement and Securities Purchase Agreement, and forms of the other Financing Agreements, are filed as exhibits to the Form 8-K.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In United States dollars, and in accordance with U.S. GAAP)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Report. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to anticipated financial performance; drivers of revenue growth; management’s plans and objectives for future operations and expenditures; business prospects; industry trends; market conditions; changes in accounting principles and changes in actual or assumed tax liabilities; expectations regarding tax exposure; anticipated capital requirements and working capital needs; anticipated reinvestment of future earnings; anticipated expenditures in regard to the Company’s benefit plans; and its anticipated use of currency hedges. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, management’s ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of the Company’s products or services; the Company’s ability to compete in an intensely competitive market; its ability to develop and introduce new products or enhancements on schedule and that respond to customer requirements and rapid technological change; new product introductions and enhancements by competitors; the Company’s ability to select and implement appropriate business models; plans and strategies and efforts to execute on them; the Company’s ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and its ability to manage changes and transitions in management/other key personnel; the impact of global economic conditions on the Company’s business; unauthorized use or misappropriation of its intellectual property; as well as the risk factors discussed previously and in other periodic reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

The Company designs, develops, manufactures and sells enabling technology components, lasers and advanced laser systems for a wide range of applications. The Company’s products allow customers to make advances in materials and process technology and to meet demanding manufacturing specifications, including device complexity and miniaturization. The Company’s products are used to boost efficiency and productivity in the global industrial, electronics, semiconductor, aerospace and medical markets.

Highlights for the Three Months Ended June 27, 2008

•

Bookings of orders were $51.2 million in the second quarter of 2008 compared to $89.5 million in the second quarter of 2007. Ending backlog was $60.0 at the end of the second quarter 2008 compared with $98.1 at the end of the second quarter 2007.

•	Sales for the quarter decreased by $7.1 million to $66.0 million from $73.1 million in the second quarter of 2007.

•	Net income for the quarter was $1.1 million, or $0.03 per diluted share, compared to net income of $3.3 million, or $0.08 per diluted share, in the second quarter of 2007.

•	Cash and cash equivalents were $183.3 million at June 27, 2008.

Results of Operations for the Three Months Ended June 27, 2008 Compared to Three Months Ended June 29, 2007

The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	June 27, 2008	June 29, 2007
Sales	100.0%	100.0%
Cost of goods sold	61.5	59.3

Gross profit	38.5	40.7
Operating expenses:
Research and development and engineering	11.3	10.6
Selling, general, administrative, and other	22.3	20.6
Amortization of purchased intangibles	2.4	2.3
Restructuring expense (net of benefit)	2.3	2.1

Total operating expenses	38.3	35.6

	Three Months Ended
	June 27, 2008	June 29, 2007
Income from operations	0.2	5.1
Other Income	—	—
Interest income	1.5	2.3
Interest expense	—	—
Foreign exchange transaction gain (losses)	0.2	—

Income before income taxes	1.9	7.4
Income tax provision	(0.2)	(2.9)

Net income	1.7%	4.5%

Sales by Segment. The following table sets forth sales in millions of dollars by the Company’s business segments for the second quarter of 2008 and 2007.

	Three Months Ended
	June 27, 2008	June 29, 2007	Increase (Decrease)
	(In millions)	(In millions)	(In millions)
Sales:
Precision Technology	$45.5	$46.9	$(1.4)
Semiconductor Systems	21.0	27.1	(6.1)
Intersegment sales elimination	(0.5)	(0.9)	0.4

Total	$66.0	$73.1	$(7.1)

Sales. Sales for the three months ended June 27, 2008 decreased by $7.1 million or 9.7% and included the favorable impact of foreign exchange of approximately $2.5 million or 3.4%. Excluding foreign exchange, sales decreased by $9.6 million or 13.1% compared to the three months ended June 29, 2007.

Sales in the Precision Technology Segment decreased by $1.4 million, or 3.0% from $46.9 million for the three months ended June 29, 2007 to $45.5 million for the three months ended June 27, 2008. The decrease is mainly attributed to the decrease in PCB Spindles product sales to Asia.

Sales in the Semiconductor Systems Segment decreased by $6.1 million, or 22.5% from $27.1 million for the three months ended June 29, 2007 to $21.0 million for the three months ended June 27, 2008. This decrease was primarily due to lower revenue in the Company’s Wafer Trim, Wafer Mark and Memory product lines. The Company anticipates slow business conditions in the third quarter.

Sales in the corporate segment represent elimination of sales between segments and are shown in the table above as intersegment sales elimination.

Sales by Region. The Company distributes its systems and services via its global sales and service network and through third-party distributors and agents. The Company’s sales territories are divided into the following regions: North America, Latin and South America, Europe, Japan and Asia-Pacific. The increase in North America revenue is due to a higher proportion of sales to Semiconductor System customers located in the United States. The following table shows sales in millions of dollars to each geographic region for the second quarter of 2008 and 2007, respectively.

	Three Months Ended
	June 27, 2008		June 29, 2007
	Sales	% of Total	Sales	% of Total
	(In millions)		(In millions)
North America	$27.4	41%	$19.2	26%
Latin and South America	0.1	—	0.1	—
Europe (EMEA)	11.0	17	12.6	17
Japan	12.5	19	15.7	22
Asia-Pacific, other	15.0	23	25.5	35

Total	$66.0	100%	$73.1	100%

Backlog. Backlog is defined as unconditional purchase orders or other contractual agreements for products for which customers have requested delivery within the next twelve months. Order backlog was $60.0 million at June 27, 2008 compared to $98.1 million at June 29, 2007.

Gross Profit by Segment. The following table sets forth gross profit in millions of dollars by business segments for the second quarter of 2008 and 2007.

	Three Months Ended
	June 27, 2008	June 29, 2007
	(In millions)	(In millions)
Gross profit:
Precision Technology	$17.7	$18.0
Semiconductor Systems	7.8	11.5
Intersegment sales elimination	(0.1)	0.2

Total	$25.4	$29.7

Gross profit %:
Precision Technology	39.0%	38.4%
Semiconductor Systems	37.0	42.4
Intersegment sales elimination	20.0	(22.2)

Total	38.5%	40.7%

Gross profit was 38.5% in the three months ended June 27, 2008 compared to 40.7% in the three months ended June 29, 2007. The Company’s total gross profit is a result of the changes in gross profit at each segment level. Those changes are described below.

The gross profit for the Precision Technology Segment increased to 39.0 % for the three months ended June 27, 2008, from 38.4 % for the three months ended June 29, 2007. The increase was primarily the result of higher sales volumes in the Printers and Scanners product lines and an increase in the Laser product line margins due to benefits from the Company’s 2007 restructuring.

The gross profit for the Semiconductor Systems Segment was 37.0% for the three months ended June 27, 2008, compared to 42.4 % in the three months ended June 29, 2007. The decrease in gross profit is primarily due to the decrease in revenue and change in product mix.

Research and Development and Engineering Expenses. Research and development and engineering expenses for the three months ended June 27, 2008 were 11.3% of sales, or $7.5 million, compared to 10.6% of sales, or $7.7 million for the three months ended June 29, 2007. The Company continues to invest in new product development projects in the Precision Technology and Semiconductor Systems Segments.

Selling, General, Administrative and Other Expenses. Selling, general, administrative and other expenses were $14.7 million or 22.3% of sales in the three months ended June 27, 2008, compared with $15.0 million or 20.6% in the three months ended June 29, 2007. The $0.3 million decrease is due to the net gain of $1.7 million from the sales of the Poole building in the United Kingdom, partially offset by increased facility costs related to the lease of the new Bedford building and professional fees.

Amortization of Purchased Intangibles. Amortization of purchased intangibles was $1.6 million and $1.7 million for the three months ended June 27, 2008 and June 29, 2007, respectively.

Restructuring expense (net of benefit). On June 27, 2008, the Company executed an agreement to sell assets which consisted primarily of inventory related to discontinued product offerings of the Excimer laser product line. In addition, there were $1.4 million of costs relating to the Novi, Michigan restructuring which consisted of $0.7 million for severance and $0.7 million in lease impairment and related costs. In the three months ended June 29, 2007, the Company included $1.6 million in restructuring costs mainly relating to the 2007 Restructuring Plan.

Income from Operations. Income from operations was $0.1 million in the three months ended June 27, 2008 compared to $3.8 million in the three months ended June 29, 2007. The $3.7 million decrease is essentially the result of lower revenue partially offset with the recovery of restructuring costs. In addition, the three months ended June 27, 2008 includes the $1.4 million of Novi, Michigan restructuring.

Total Interest and other Income (Expense). For the three months ended June 27, 2008 the Company reported $1.0 million compared to $1.7 million in the three months ended June 29, 2007. The $0.7 million decrease is attributable to lower interest rate yields for the three months ended June 27, 2008, compared to the three months ended June 29, 2007.

Foreign Exchange Transaction Gains (Losses). Foreign exchange transaction gains were approximately $0.1 million in the three months ended June 27, 2008 compared to $0.1 million loss for the three months ended June 29, 2007. These amounts arise primarily from transactions denominated in currencies other than functional currency and unrealized gains (losses) on derivative contracts.

Income Taxes. The effective tax rate for three months ended June 27, 2008, was 12.3% compared with 39.2% for the three months ended June 29, 2007. The tax rate the for three months ended June 27, 2008 reflects the Company’s estimated annual effective tax rate and is driven by the jurisdictions where income is earned, the increase in interest receivable resulting from the IRS audit for the tax years from 1999 to 2002, the increase in the tax liabilities in Canada for the tax years from 2005 to 2007, and recognizing the capital gain on the sale of one of GSI’s buildings located in Poole, England.

Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. When making this determination, a review of all available positive and negative evidence needs to be considered, including the Company’s performance, the market environment in which the Company operates, length of carry-back and carry-forward periods, existing sales backlog, future taxable income projections and tax planning strategies. The Company has previously provided valuation allowances against losses in the parent company and subsidiaries with an inconsistent history of taxable income and loss due to the uncertainty of their realization. In addition, the Company has provided a valuation allowance on tax credits and net operating losses due to the uncertainty of generating earned income to use the tax credits or net operating losses.

In the event that actual results differ from estimates of future taxable income, or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance, which could have a material impact on its financial position and results of operations.

Net Income. As a result of the foregoing factors, net income for the three months ended June 27, 2008 was $1.1 million, compared to $3.3 million for the three months ended June 29, 2007.

Results of Operations for the Six Months Ended June 27, 2008 Compared to the Six Months Ended June 29, 2007

The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Six Months Ended
	June 27, 2008	June 29, 2007
Sales	100.0%	100.0%
Cost of goods sold	61.7	59.8

Gross profit	38.3	40.2
Operating expenses:
Research and development and engineering	11.1	10.4
Selling, general and administrative and other	22.5	19.7
Amortization of purchased intangibles	2.4	2.3
Restructuring expense (net of benefit)	0.9	2.6

Total operating expenses	36.9	35.0

Income from operations	1.4	5.2

Other income	0.1	0.1
Interest income	1.6	2.2
Interest expense	—	(0.1)
Foreign exchange transaction gains (losses)	0.1	(0.3)

Income before income taxes	3.2	7.1
Income tax provision	(0.8)	(2.6)

Net income	2.4%	4.5%

Sales by Segment. The following table sets forth sales in millions of dollars by the Company’s business segments for the six months ended June 27, 2008 and June 29, 2007.

	Six Months Ended
	June 27, 2008	June 29, 2007	Increase (Decrease)
	(In millions)
Sales:
Precision Technology	$89.5	$90.5	$(1.0)
Semiconductor Systems	49.8	59.0	(9.2)
Intersegment sales elimination	(1.6)	(2.2)	0.6

Total	$137.7	$147.3	$(9.6)

Sales. Sales for the six months ended June 27, 2008 decreased by $9.6 million or 6.5% and included the favorable impact of foreign exchange of approximately $4.0 million or 2.7%. Excluding foreign exchange sales decreased by $13.6 million or 9.2% compared to the three months ended June 29, 2007.

Sales for the Company’s Precision Technology Segment decreased by $1.0 million, or 1.1%, for the first half of 2008 as compared to the same period in 2007. The decrease is mainly attributed to the decrease in PCB Spindles product sales to Asia.

Sales in the Semiconductor Systems Segment decreased by approximately $9.2 million, or 15.6%, as compared to the same period last year, primarily due to lower revenue in the Company’s Wafer Trim, Wafer Mark and Memory product lines. Slow business conditions are anticipated to continue in the third quarter of 2008 due to softness in end market demand.

Sales in the corporate segment represent the elimination of sales between segments and are shown in the table above as intersegment sales elimination.

Sales by Region. The Company distributes its systems and services via its global sales and service network and through third-party distributors and agents. The Company’s sales territories are divided into the following regions: North America, Latin and South America, Europe, Japan and Asia-Pacific. The following table shows sales in millions of dollars in each geographic region for the six months ended June 27, 2008 and June 29, 2007.

	Six Months Ended
	June 27, 2008		June 29, 2007
	Sales	% of Total	Sales	% of Total
	(In millions)		(In millions)
North America	$59.3	43%	$43.3	29%
Latin and South America	0.2	—	0.3	—
Europe (EMEA)	23.3	17	25.4	17
Japan	25.3	18	29.5	20
Asia-Pacific, other	29.6	22	48.8	34

Total	$137.7	100%	$147.3	100%

Gross Profit by Segment. The following table sets forth gross profit in millions of dollars by business segments for the six months ended June 27, 2008 and June 29, 2007.

	Six Months Ended
	June 27, 2008		June 29, 2007
	(In millions)
Gross profit:
Precision Technology	$34.6		$33.6
Semiconductor Systems	18.1		25.4
Intersegment sales elimination and other	—	*	0.1

Total	$52.7		$59.1

Gross profit %:
Precision Technology	38.7%		37.2%

	Six Months Ended
	June 27, 2008	June 29, 2007
Semiconductor System	36.4	43.1
Intersegment sales elimination and other	2.4	(5.1)

Total	38.3%	40.2%

*	Amount is less than $50 thousand.

Gross profit was 38.3% in the six months ended June 27, 2008 compared to 40.2% in the six months ended June 29, 2007. The Company’s total gross profit is a result of the changes in gross profit at the segment level. Those changes are described below.

The gross profit for the Precision Technology Segment was 38.7% for the first six months of 2008 versus 37.2% in the same period last year; this increase was primarily the result of higher sales volumes in Printers, Scanners and Encoder product lines and an increase in the Laser product line margins due to benefits from the Company’s 2007 restructuring.

The gross profit for the Semiconductor Systems Segment was 36.4% for the six months ended June 27, 2008 compared to 43.1% for the first half of 2007. The decrease in gross profit is primarily due to the decrease in sales volumes and change in product mix.

Research, Development and Engineering Expenses. Research, development and engineering expenses for the six months ended June 27, 2008 were 11.1% of sales, or $15.4 million, compared with 10.4% of sales, or $15.4 million, for the six months ended June 29, 2007. The Company continues to invest in new product development projects in the Precision Technology and Semiconductor Systems Segments.

Selling, General, Administrative and Other Expenses. Selling, general, administrative and other expenses increased by $2.0 million to $31.0 million in the six months ended June 27, 2008, compared with $29.0 million in the six months ended June 29, 2007. The $2.0 million increase is due to the Company recording $2.0 million of a litigation settlement for legal claims as an offset to expense in the six months ended June 29, 2007. In addition, in the six months ended June 27, 2008, there were increased facility costs related to the lease of the new Bedford building and the professional fees, offset in part by the recording of the net gain of $1.7 million from the sale of the Poole building in the United Kingdom.

Amortization of Purchased Intangibles. Amortization of purchased intangibles was $3.3 million for the six months ended June 27, 2008 compared with $3.4 million for the six months ended June 29, 2007.

Restructuring expense (net of benefit). In the six months ended June 27, 2008, the Company recorded $1.2 million in restructuring costs. The majority of these costs related to the Novi, Michigan restructuring. In the second quarter of 2008, the Company implemented a plan to close its Novi, Michigan facility which provided U.S. sales, applications and service support to the Laser product line. As a result, there was a second quarter restructuring charge of approximately $1.4 million, consisting of $0.7 million for employee severance and $0.7 million in lease abandonment and related costs. In addition, on February 29, 2008 and June 27, 2008, the Company executed agreements to sell assets related to its otherwise discontinued Impact product line, and certain assets related to its LaserMark and Excimer laser product lines. The majority of the assets sold in the transaction represent inventory that had already been written off and were included as part of restructuring charges in 2007. The results of the sales were recorded as restructuring benefit of $0.3 million net of United Kingdom restructuring expense. The Company also incurred $0.1 million of Munich, Germany restructuring costs.

Income from Operations. Income from operations was $1.9 million in the six months ended June 27, 2008, compared to $7.6 million in the six months ended June 29, 2007. The $5.7 million decrease is essentially the result of lower revenue.

Total Interest and Other Income (Expense). For the six months ended June 27, 2008 the company reported $2.3 million of interest and other income compared to $3.2 million in the six months ended June 29, 2007. The $0.9 million decrease is attributable to lower interest rate yields for the six months ended June 27, 2008, compared to the six months ended June 29, 2007.

Foreign Exchange Transaction Gains (Losses). Foreign exchange transaction gains were $0.2 million for the six months ended June 27, 2008, compared to a loss of $0.4 million in the six months ended June 29, 2007. These amounts arose primarily from transactions denominated in currencies other than functional currency and unrealized gains (losses) on derivative contracts.

Income Taxes. The effective tax rate for six months ended June 27, 2008, was 26.4% compared with 37.2% for the six months ended June 29, 2007. The tax rate for six months ended June 27, 2008 reflects the Company’s estimated annual effective tax rate and is driven by the jurisdictions where income is earned, changes to the deferred tax assets in China due to the change in the income tax rate, the adjustment of utilization of net operating losses during the Internal Revenue Services (the “IRS”) appeal review for the tax years from 1999 to 2002, the increase in interest receivable resulting from the IRS audit for the tax years from 1999 to 2002, and recognizing the capital gain on the sale of one of buildings located in United Kingdom.

SFAS No. 109 requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. When making this determination, a review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carry-back and carry-forward periods, existing sales backlog, future taxable income projections and tax planning strategies. The Company has previously provided valuation allowances against losses in the parent company and subsidiaries with an inconsistent history of taxable income and loss due to the uncertainty of their realization. In addition, the Company has provided a valuation allowance on tax credits and net operating losses due to the uncertainty of generating earned income to use the tax credits or net operating losses.

In the event that actual results differ from estimates of future taxable income, or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance, which could have a material impact on the financial position and results of operations.

Net Income. As a result of the foregoing factors, net income for the six months ended June 27, 2008 was $3.2 million, compared to $6.5 million in the same period in 2007.

Critical Accounting Policies and Estimates

The consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. There is no change in the Company’s critical accounting policies included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Form 10-K, as amended, for the year ended December 31, 2007.

Revenue recognition

From time to time, the Company may extend payment terms of up to 180 days and beyond. For payment terms of up to 180 days, if there are no undelivered elements, the Company recognizes revenue on such arrangements upon shipment, or upon customer acceptance, based on a credit review and the Company’s history of collecting receivables with similar terms with no concessions. If customer payment terms exceed 180 days from delivery on all or a portion of the total order amount, revenue and accounts receivable will not be recorded until cash is received.

Liquidity and Capital Resources

Cash and cash equivalents totaled $183.3 million at June 27, 2008 compared to $171.7 million at December 31, 2007. Long-term investments, at June 27, 2008 and December 31, 2007, consisted of a 25.1% equity investment in a private United Kingdom company which was valued at $1.0 million and 0.9 million, respectively.

Cash Flows for Three Months Ended June 27, 2008 and June 29, 2007

Net income in the second quarter of 2008 was $1.1 million. Adjustments to reconcile net income to net cash were provided by depreciation and amortization, unrealized gain on derivatives, stock-based compensation, deferred income taxes, and earnings from equity investments in the amount of $3.8 million. Net gain on the disposal of property and equipment was $1.6 million, and there was also a non-cash restructuring charge of $0.6 million in the second quarter. Decreases in accounts receivable and inventories provided $19.2 million, which was offset by changes in other current assets, accounts payable, accruals and taxes of $0.8 million. These adjustments to net income resulted in cash flows provided by operating activities of $22.3 million for the three months ended June 27, 2008, compared to $6.1 million during the same period in 2007.

Cash used in investing activities was $5.9 million during the three months ended June 27, 2008, primarily for the purchases of property plant and equipment which used $12.5 million in cash, offset by proceeds received from the sales of the property and equipment in the United Kingdom for $3.2 million, and an increase in other liabilities of $3.1 million. In the same period in 2007, cash used in investing activities were $4.5 million primarily for the acquisition of the beryllium mirror and structures business of Thales Optronics (Taunton) Ltd. and purchases of property, plant and equipment.

Cash used for financing activities was $3.3 million during the three months ended June 27, 2008, primarily due to the purchase of the Company’s common stock. This compares with $3.0 million in cash provided by financing activities in the quarter ended June 29, 2007 from the issue of share capital from the exercise of stock options.

The combined effect of cash flows from operating activities, cash used in investing activities and cash used in financing activities, was an increase in cash and cash equivalents, after adjusting for the effect of exchange rates, of $12.6 million. The Company believes that existing cash and investment balances, together with cash generated from operations, will be sufficient to satisfy anticipated cash needs to fund working capital and investments.

Subsequent to the end of the period, the Company announced its intent to finance $210 million of cost to acquire Excel Technology. The Company has entered into definitive agreements with various investors to obtain, subject to various conditions, this financing through the issuance of senior unsecured notes and warrants. The Company expects that the transaction will close in the third quarter of 2008. Please refer to the Company’s 8K filing for further information.

Cash Flows for Six Months Ended June 27, 2008 and June 29, 2007

Net income in the first six months of 2008 was $3.2 million. Adjustments to reconcile net income to net cash were provided by depreciation and amortization, unrealized gain on derivatives, stock-based compensation, deferred income taxes, and earnings from equity investments in the amount of $8.3 million. Net gain on the disposal of property and equipment was $1.6 million, and there was also a non-cash restructuring charge of $0.6 million. Decreases in accounts receivable and inventories provided $18.9 million, which was offset by an increase in other current assets and accounts payable, accruals and taxes of $3.2 million. These adjustments to net income resulted in cash flows provided by operating activities of $26.3 million for the six months ended June 27, 2008, compared to $14.1 million during the same period in 2007.

Cash used in investing activities was $9.9 million during the six months ended June 27, 2008, primarily from the purchases of property plant and equipment which used $16.7 million in cash, offset by proceeds from the sale of property and equipment in the United Kingdom for $3.2 million, and an increase in other liabilities for $3.7 million. In the same period in 2007, cash used in investing activities was $6.3 million, primarily from the acquisition of the beryllium mirror and structures business of Thales Optronics (Taunton) Ltd. and purchases of property, plant and equipment

Cash used for financing activities was $6.4 million during the six months ended June 27, 2008, primarily due to the purchase of the Company’s common stock. This compares with $5.8 million in cash provided by financing activities in the quarter ended June 29, 2007 from the issue of share capital and tax benefit associated with stock options of $6.6 million offset by purchases of the Company’s common stock which used $0.8 million.

The combined effect of cash flows from operating activities, cash used in investing activities and cash used in financing activities, was an increase in cash and cash equivalents, after adjusting for the effect of exchange rates, of $11.6 million. The Company believes that existing cash and investment balances, together with cash generated from operations, will be sufficient to satisfy anticipated cash needs to fund working capital and investments.

As noted above, subsequent to the end of the period the Company announced the intent to finance $210 million of the Excel Technology acquisition through the issuance of senior unsecured notes and warrants. The Company expects that the transaction will close in the third quarter of 2008. Please refer to the Company’s 8K filing for further information.

Other Liquidity Matters

As of June 27, 2008, there have been no significant changes in the Company’s lines of credit, pensions, contractual obligations, acquisitions or off-balance sheet arrangements since December 31, 2007.

Future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the level of sales the Company is able to achieve in the future, the amount of expenses incurred, the introduction of new products and potential acquisition of related businesses or technology.

As described in Note 13 (“Subsequent Events – Acquisition of Excel Technology, Inc.”) of Part I, Item 1, of this report, the Company has entered into a Merger Agreement providing for the Company’s acquisition of Excel Technology, Inc., and a related Securities Purchase Agreement whereby, upon the consummation of the first-step cash tender offer for all outstanding shares of Excel common stock as contemplated by the Merger Agreement, the Company’s wholly owned subsidiary, GSI Group Corporation, will issue $210 million in principal amount of 11.0% senior unsecured notes (the “Notes”). If such Notes are issued, the Company expects that a substantial portion of its free cash flow will be required to be applied to service the indebtedness represented by the Notes. In addition, the indenture pursuant to which the Notes would be issued contains financial and other operating covenants which impose various restrictions on the Company’s operations of its business, including restrictions on the sales of assets and the use of the proceeds of such sales. See Part II, Item 1A. “Risk Factors” of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company’s exposure to market risk associated with changes in interest rates relates primarily to its cash equivalents, long-term investments and debt obligations. At June 27, 2008, the Company had $169.1 million invested in cash equivalents. At December 31, 2007, the Company had $155.3 million invested in cash equivalents. Due to the average maturities and the nature of the cash portfolio at June 27, 2008, a one percent change in interest rates could have approximately a $1.7 million impact on its interest income on an annual basis. The Company does not actively trade derivative financial instruments but may use them to manage interest rate positions associated with its debt instruments. The Company currently does not hold interest rate derivative contracts.

Foreign Currency Risk. At June 27, 2008, the Company held forward contracts to sell Japanese Yen and European Union Euros for the approximate amount of US $6.9 million and $2.7 million, respectively, and, forward contracts to buy British Pounds and European Union Euros for the approximate amount of US $3.5 million and $1.6 million, respectively. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date. At June 27, 2008, the Company had an unrealized gain on outstanding derivative instruments of $68 thousand.

Item 4.	Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of effectiveness of disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the United States Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures of the Company are effective as of the end of the period covered by this report. There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See the description of legal proceedings in note 9 to the Consolidated Financial Statements.

Item 1A.	Risk Factors

The Company faces a number of risks. The risks which were included in the Company’s Form 10-K for the year ended December 31, 2007 which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2008, may not include all of the risks that the Company faces. Other sections of this report include additional factors that could have an effect on its business and financial performance. The markets in which the Company competes are very competitive and change rapidly. Sometimes new risks emerge and management may not be able to predict all of them, or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. One should not rely upon forward-looking statements as a prediction of future results.

Furthermore, on July 9, 2008, (i) we entered into the Merger Agreement (as defined in Part I, Item 1, Note 13 – “Subsequent Events – Acquisition of Excel Technology, Inc.”) providing, upon the terms and subject to the conditions set forth therein, for our acquisition of Excel Technology, Inc. (“Excel”) whereby Excel will become an indirect wholly owned subsidiary of the Company and (ii) in order to provide funds, which, together with our available cash, will be used to acquire all outstanding shares of Excel common stock as contemplated by the Merger Agreement, we and GSI Sub entered into the Securities Purchase Agreement providing, upon the terms and subject to the conditions set forth therein, for the issuance and sale (A) by GSI Sub to various investors of $210 million aggregate principal amount of 11.0% senior unsecured notes (the “Notes”) and (B) by the Company to such investors of warrants (the “Warrants”) to purchase common shares of the Company, no par value (“GSI Common Shares”). The following risk factors update the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Failure to complete our proposed acquisition of Excel could negatively affect us. To the extent our acquisition of Excel is not consummated for any reason, our business and our stock price may be adversely affected. Except for the payment by Excel to us of a $9 million termination fee, as applicable and if required by the terms of the Merger Agreement, and, if so required, the reimbursement to us by Excel of certain transaction expenses of Excel paid by us we do not have any ability to recover damages from Excel that we incur as a result of Excel’s breach of the agreement.

Whether or not our acquisition of Excel is consummated, we may still be responsible for significant fees and expenses related to the transaction. We are responsible for paying all of the fees and expenses that we have incurred in connection with the acquisition of Excel, including those of our financial and legal advisors. Also, the Merger Agreement provides that we will pay certain of Excel’s fees and expenses incurred in connection with proposed acquisition whether or not the acquisition is consummated. Under certain circumstances, if our acquisition of Excel is not consummated, we may be required to pay a $9 million termination fee to Excel and up to a $4.2 million termination fee to the investors with which we have entered into a Securities Purchase Agreement in order to provide financing for the acquisition of Excel. The termination of the Merger Agreement would result in the expensing of these and other potentially significant fees and charges in the period in which the acquisition agreements are terminated.

If the Excel acquisition is consummated, our failure to successfully integrate Excel into our business may cause us to fail to realize the expected synergies and other benefits of the acquisition, which could adversely affect our future results. The integration of Excel into our business presents significant challenges and risks to our businesses, including:

•	distraction of management from regular business concerns;

•	assimilation and retention of employees and customers of Excel;

•	integration of technologies, services and products; and

•	achievement of appropriate internal control over financial reporting.

We may fail to successfully complete the integration of Excel into our business and, as a result, may fail to realize the synergies, cost savings and other benefits expected from the acquisition. We may fail to grow and build revenues and profits in Excel’s business lines or achieve sufficient cost savings through the integration of customers or administrative and other operational activities. Furthermore, we must achieve these objectives without adversely affecting our revenues. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all, or it may take longer to realize them than expected, and our results of operations could be materially adversely affected.

Excel’s performance may not be in accordance with our expectations. Despite our due diligence efforts, our assessment of the prospects for Excel’s business are subject to the risks associated with those businesses as described in Excel’s filings with the Securities and Exchange Commission (“SEC”), many of which risks are similar to the risks we face in our businesses and which are described in our filings with the SEC.

Also, our ability to maintain and increase profitability of Excel’s business lines will depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue. Our expectations to achieve more consistent and predictable levels of revenue and to increase Excel’s profitability may not be realized, and such revenues and profitability may decline as we integrate Excel’s operations into our business. If Excel’s revenues grow more slowly than we anticipate, or if its operating expenses are higher than we expect, we may not be able to sustain or increase its profitability, in which case our financial condition will suffer and our stock price could decline.

The substantial indebtedness we will incur upon issuance of the Notes could adversely affect our business and limit our ability to plan for or respond to changes in our business or in the competitive landscape. As described above, we intend to finance a portion of the cash consideration payable in the acquisition of shares of Excel common stock as contemplated by the Merger Agreement with the proceeds of the Notes and Warrants to be issued and sold pursuant to the Securities Purchase Agreement. The $210 million in principal amount of indebtedness which GSI Sub will incur upon issuance of the Notes represents substantial indebtedness for us, and could have important and potentially materially adverse consequences, including the following:

•	increasing our vulnerability to general adverse economic and industry conditions;

•

requiring us to dedicate a substantial portion or, depending on our operating results, virtually all, of our cash flow from operations to payments on our indebtedness, thereby reducing or eliminating the availability of our cash flow for other purposes, and possibly requiring us to dispose of assets to obtain cash for other uses to the extent permitted under the terms of the indenture pursuant to which the Notes will be issued;

•

limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a competitive disadvantage compared to our competitors that may have less debt;

•	limiting, by the financial and other restrictive covenants in the indenture pursuant to which the Notes will be issued, our ability to borrow additional funds; and

•

if we are unable to pay when due interest or principal amounts payable under the Notes or we fail to comply with the covenants in the indenture pursuant to which the Notes will be issued, such failure could result in an event of default which, if not cured or waived, could result in this substantial indebtedness becoming immediately due and payable which would materially and adversely affect our business and financial condition.

Our existing shareholders may suffer significant dilution in connection with the consummation of the acquisition of Excel. Pursuant to the terms of the Securities Purchase Agreement, the number of GSI Common Shares for which the Warrants will be exercisable may, depending on the trading price of GSI Common Shares over a specified measuring period, be equal to up to 19.9% of the number of GSI Common Shares outstanding on the date of the consummation of our tender offer for Excel shares. The exercise price of the Warrants is $0.01 per GSI Common Share. Accordingly, if the Warrants are issued and exercised, the ownership interest in the Company of our existing shareholders may be significantly diluted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the six month period ended June 27, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

GSI Group Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs
January 2 – January 17, 2008	248,700	$8.67	248,700	$1,227,837
March 7 – March 20, 2008	116,000	$8.26	116,000	$25,269,803
March 31 – May 2, 2008	293,000	$8.15	293,000	$22,886,157
May 5 – May 19, 2008	114,767	$8.19	114,767	$21,943,633

All of the purchased shares noted above were made on the open market at prevailing prices using the Company’s available cash. The Stock Repurchase Program was announced on December 21, 2005. In February 2008, the Company’s Board of Directors authorized an increase in the share repurchase program, initially approved in December 2005 at $15.0 million, to $40.0 million.

Item 3.	Submission of Matters to a Vote of Security Holders

On May 15, 2008, the Company held its annual and special meeting of shareholders. For more information on the following proposals, see the Company’s definitive management proxy circular filed with the Securities and Exchange Commission on April 17, 2008.

		Votes for	Votes against	Votes withheld
1.	Elect Directors:
	Richard B. Black	30,805,046	—	272,365
	Garrett A. Garrettson	30,780,888	—	296,522
	Phillip A. Griffiths, Ph.D.	30,801,636	—	275,774
	Marina Hatsopoulos	30,807,687	—	269,723
	Byron O. Pond	30,795,466	—	281,944
	Benjamin J. Virgilio	30,804,536	—	272,874
	Sergio Edelstein	30,841,914	—	235,496

2.	Ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008	30,866,177	—	211,233

3.	Ratify, confirm and approve an amendment to Section 15 of the Company’s 2006 Equity Incentive Plan to expressly state that the Company is not permitted to re-price outstanding awards except in connection with a corporate transaction involving the Company, or to buy out existing awards at more than the then fair market value as described in the management proxy circular.	23,775,297	3,291,241	—

4.	Ratify, confirm and approve an increase of 2,500,000 in the number of common shares for which awards may be granted under the Company’s 2006 Equity Incentive Plan, from 6,906,000 to 9,406,000.	20,992,291	6,074,247	—

5.	Ratify, confirm and approve an amendment to Section 54 of the Company’s By-Law Number 1 to allow its listed securities to be eligible to be recorded and maintained on the books of its transfer agent without the issuance of a physical stock certificate required by the NASDAQ rules as described in the management proxy circular.	26,940,745	125,793	—

6.	Ratify, confirm and approve an amendment to the Section 63 of the Company’s By-Law Number 1 to permit electronic delivery of the annual report and proxy as permitted by the Electronic Transactions Act (New Brunswick), the Securities and Exchange Commission and NASDAQ, as described in the management proxy circular.	26,933,118	133,420	—

7.	Ratify, confirm and approve the continuation, amendment and restatement of the Company’s Shareholder Rights Plan, as described in the management proxy circular.	19,377,355	6,145,354	—

Item 6.

List of Exhibits

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Group Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI Group Inc. (Registrant)

Name	Title	Date

/S/ SERGIO EDELSTEIN	President and Chief Executive Officer	7/29/2008
Sergio Edelstein	(Principal Executive Officer)

/S/ ROBERT L. BOWEN	Vice President and Chief Financial Officer	7/29/2008
Robert L. Bowen	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.