Form 10-Q
period 2008-09-26
GSI GROUP INC
filed 2010-04-13
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-25705

GSI Group Inc.

(Exact name of registrant as specified in its charter)

New Brunswick, Canada	98-0110412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Middlesex Turnpike Bedford, Massachusetts, USA	01730
(Address of principal executive offices)	(Zip Code)

(781) 266-5700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 23, 2010, there were 47,901,978 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

EXPLANATORY NOTE

In August 2008, GSI Group Inc. (the “Company”) closed its acquisition of Excel Technology, Inc. (“Excel”). Delays in the integration of the financial accounting systems of the Company and Excel following the acquisition initially led to a delay of several weeks in the preparation of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2008 (the “2008 Q3 Report”). Shortly thereafter and prior to filing the 2008 Q3 Report, the Company initiated an internal review of certain potential errors in the recognition of revenue related to sales to a customer in the first and second fiscal quarters of 2008 in the Company’s Semiconductor Systems Segment, which were brought to the attention of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) by Company management. Following this initial internal review, the Audit Committee, in consultation with the Company’s outside legal counsel determined that it was appropriate to undertake an independent review of the potential revenue recognition issues brought to its attention.

On or about November 25, 2008, the Audit Committee initiated a broader independent review of sales transactions in the Semiconductor Systems Segment that contain arrangements with multiple deliverables for fiscal years 2007 and 2008. The review was subsequently expanded to include sales transactions in the Semiconductor Systems Segment, along with certain other sales transactions for fiscal years 2006, 2007 and 2008. To assist in its review, the Audit Committee retained independent legal counsel and forensic accounting experts.

On December 4, 2008, the Company announced that it identified errors in the recognition of revenue related to sales to a customer in the first and second fiscal quarters of 2008 in the Semiconductor Systems Segment and that the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 28, 2008 and June 27, 2008 should no longer be relied upon.

Subsequently, the Company announced that it had identified additional revenue recognition errors related to the timing of revenue recognition from sales to certain Semiconductor Systems Segment customers during fiscal year 2007. The Audit Committee concluded, upon the recommendation of Company management, that the range of potential adjustments resulting from the identified errors is material to the financial statements of the Company for the periods indicated and as a result, the Audit Committee determined that the previously issued interim and annual historical financial statements for 2007 should no longer be relied upon. The Audit Committee thereafter expanded the scope of its investigation to include fiscal year 2006.

On March 30, 2009, the Company announced that it had identified additional revenue recognition errors related to the timing of revenue recognition from sales to certain Semiconductor Systems Segment customers during fiscal year 2006. The Audit Committee concluded, upon the recommendation of Company management, that the range of potential adjustments resulting from the identified errors is material to the financial statements of the Company for the periods indicated and as a result, the Audit Committee determined that the previously issued interim and annual historical financial statements for 2006 should no longer be relied upon.

The Audit Committee’s advisors reported the results of the investigation to the Audit Committee on April 24, 2009. The Company voluntarily reported the investigation results to the Securities and Exchange Commission (“SEC”) on April 30, 2009. The Company later announced in May 2009 that it was reviewing sales transactions of its Semiconductor Systems Segment during fiscal years 2004 and 2005 to determine if adjustments needed to be made to those periods. Thereafter, on June 30, 2009, the Company announced that it was undertaking a preliminary review of the timing of revenue recognized in connection with multiple element arrangements in its Precision Technology Segment from 2004 through 2008 to determine if adjustments need to be made to those periods (collectively with the Audit Committee’s review of transactions in the Semiconductor Systems Segment and any other related Company reviews of transactions in the Semiconductor Systems Segment and Precision Technology Segment, the “Revenue Review”). As is further explained in Note 2 of the Notes to Consolidated Financial Statements, in connection with the Revenue Review, the Company concluded that there were a number of adjustments required that primarily relate to revenue recognition and the corresponding adjustments to deferred revenue, cost of goods sold and other assets. Adjustments to revenue resulted in revenue and their related costs being deferred and recognized in subsequent periods once all revenue recognition criteria have been met. In addition, these adjustments did not affect the Company’s cash balances. The transactions that are being restated as a result of the Revenue Review include transactions for which the complete facts required to make the appropriate assessment with respect to the timing of the revenue recognition were not communicated to the finance department at the time the initial revenue was booked. As of September 26, 2008, a substantial portion of the revenue deferred through the restatement remains deferred, pending the finalization of all deliverables under the terms of the arrangements with customers. The revenue adjustments, in aggregate for both the Semiconductor Systems and the Precision Technology Segments, primarily relate to:

•	multiple-element arrangements for which objective and reliable evidence of fair value does not exist for one or more of the undelivered elements;

•

for those arrangements whereby it was determined that customer acceptance was required in order to record revenue in accordance with the Company’s policy, the correction of the timing of revenue for instances where customer acceptance could not be demonstrated until a period subsequent to the period of original revenue recognition;

•

contractual terms that resulted in arrangements being deemed to not be fixed or determinable at the outset of the arrangement (including extended payment terms and contracts whereby product quantity mix was subject to adjustment during the term of the arrangement); and

•

certain other revenue adjustments which were not individually, or in the aggregate, significant. These adjustments have been reflected in the restated consolidated financial statements and primarily relate to the accounting for separately priced extended warranty contracts.

In addition to adjustments from the Revenue Review, the Company has also identified and recorded the impact of certain adjustments which, due to their materiality, were not previously recorded. Certain of these adjustments affect revenue, cost of goods sold and operating expenses, as well as offsetting balance sheet accounts. These adjustments have been reflected in the accompanying consolidated financial statements.

In connection with its restatement, the Company and Ernst & Young LLP, its independent auditors, identified and reported to the Company’s Audit Committee significant internal control matters that collectively constitute “material weaknesses”. Please see “Item 4. Controls and Procedures” below for a description of these matters, and of certain of the measures that have been implemented during 2009, to date, as well as additional steps the Company plans to take to strengthen its controls.

The Company does not anticipate amending its previously filed annual reports on Form 10-K or any quarterly reports on Form 10-Q. The consolidated financial statements and related consolidated financial information contained in previously filed reports, including for the years ended December 31, 2007 and 2006 and for the first two quarterly reports during 2008 and the first three quarters of 2007, should no longer be relied upon.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	September 26, 2008	December 31, 2007
	(Unaudited)	(As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$52,141	$172,387
Accounts receivable, net	64,462	71,631
Income taxes receivable	37,180	21,790
Inventories	87,892	64,139
Deferred tax assets	11,041	8,541
Deferred cost of goods sold	35,285	37,194
Deferred debt financing costs	6,340	—
Other current assets	6,267	7,120
Current assets of discontinued business held for sale	4,317	3,864

Total current assets	304,925	386,666
Property, plant and equipment, net of accumulated depreciation and amortization	70,794	28,382
Deferred tax assets	21,214	16,589
Deferred cost of goods sold	23,133	12,758
Investments in auction rate securities	25,860	—
Other assets	2,253	1,566
Intangible assets, net	156,299	29,775
Goodwill	176,232	26,291
Noncurrent assets of discontinued business held for sale	4,649	5,618

Total Assets	$785,359	$507,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt (Note 8)	$183,840	$—
Accounts payable	33,413	17,905
Income taxes payable	1,186	1,546
Accrued compensation and benefits	11,524	9,848
Deferred revenue	69,458	79,462
Deferred tax liabilities	798	286
Other accrued expenses	17,239	8,980
Current liabilities of discontinued business held for sale	1,568	1,577

Total current liabilities	319,026	119,604
Deferred revenue	39,133	22,101
Deferred tax liabilities	60,458	10,124
Accrued restructuring, net of current portion	1,106	1,015
Income taxes payable	4,050	3,966
Accrued pension liability	4,316	4,481
Other liabilities	5,044	676
Minority interest	164	—

Total liabilities	433,297	161,967

Commitments and contingencies (Note 14)
Stockholders’ equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 41,709,379 and 42,161,592, respectively	304,595	310,970
Additional paid-in capital	36,858	8,191
Retained earnings	4,995	19,131
Accumulated other comprehensive income	5,614	7,386

Total stockholders’ equity	352,062	345,678

Total Liabilities and Stockholders’ Equity	$785,359	$507,645

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
	(Unaudited)	(Unaudited, As Restated)	(Unaudited)	(Unaudited, As Restated)
Sales	$71,443	$84,077	$192,137	$223,699
Cost of goods sold	48,557	51,376	124,086	134,938

Gross profit	22,886	32,701	68,051	88,761

Operating expenses:
Research and development and engineering	8,874	7,390	23,829	22,494
Selling, general and administrative	16,674	15,120	46,911	44,010
Amortization of purchased intangible assets	1,646	554	2,749	1,654
Restructuring	3,073	1,939	4,206	5,868
Acquisition-related in-process research and development charge	12,142	—	12,142	—

Total operating expenses	42,409	25,003	89,837	74,026

Income (loss) from operations	(19,523)	7,698	(21,786)	14,735
Interest income	595	1,708	2,763	4,921
Interest expense	(2,892)	(26)	(2,927)	(107)
Foreign exchange transaction gains (losses)	(2)	682	269	463
Other income	12	19	154	176

Income (loss) from continuing operations before income taxes	(21,810)	10,081	(21,527)	20,188
Income tax provision (benefit)	(7,600)	3,438	(7,081)	6,858

Income (loss) from continuing operations	(14,210)	6,643	(14,446)	13,330
Income (loss) from discontinued operations, net of tax	(19)	12	310	266

Net income (loss)	$(14,229)	$6,655	$(14,136)	$13,596

Net income (loss) from continuing operations per common share:
Basic	$(0.34)	$0.16	$(0.35)	$0.31
Diluted	$(0.34)	$0.15	$(0.35)	$0.31
Net income from discontinued operations per common share:
Basic	$—	$—	$0.01	$0.01
Diluted	$—	$—	$0.01	$0.01
Net income (loss) per common share:
Basic	$(0.34)	$0.16	$(0.34)	$0.32
Diluted	$(0.34)	$0.15	$(0.34)	$0.32
Weighted average common shares outstanding – Basic	41,677	42,654	41,792	42,344
Weighted average common shares outstanding – Diluted	41,677	42,936	41,792	42,578

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Nine Months Ended
	September 26, 2008	September 28, 2007
	(Unaudited)	(Unaudited, As Restated)
Cash flows from operating activities:
Net income (loss)	$(14,136)	$13,596
Adjustments to reconcile net income (loss) to net cash from operating activities:
Income from discontinued operations	(310)	(266)
Depreciation and amortization	11,656	11,038
Acquisition-related in-process research and development charge	12,142	—
Step-up value of acquired inventory sold	366	—
Share based compensation	2,342	1,830
Deferred income taxes	(378)	2,700
Earnings from equity investments	(87)	(117)
Unrealized loss on derivatives	—	18
Gain on sale of property and assets	(1,162)	—
Non-cash interest expense	274	—
Changes in current assets and liabilities, net of effects from business acquired:
Accounts receivable	26,444	(17,218)
Inventories	12,986	5,967
Deferred costs	(8,110)	(99)
Other current assets	(4,998)	5,730
Deferred revenue	6,511	(1,530)
Accounts payable, accruals and taxes receivable and payable	(615)	1,699
Cash used in operating activities of discontinued operations	(153)	(1,034)

Cash provided by operating activities	42,772	22,314
Cash flows from investing activities:
Acquisition of businesses	(368,711)	(3,006)
Cash received in acquisition of businesses	10,430	—
Purchases of property, plant and equipment	(16,404)	(3,861)
Proceeds from the sale of property, plant and equipment	3,211	—
Changes in other assets and liabilities	10,229	381
Cash provided by (used in) investing activities of discontinued operations	969	(250)

Cash used in investing activities	(360,276)	(6,736)
Cash flows from financing activities:
Proceeds from issuance of debt	210,000	—
Payments for debt issuance costs	(6,472)	—
Purchases of the Company’s common shares	(6,439)	(2,414)
Net proceeds from the issuance of share capital	63	7,334
Excess tax benefit of stock options	23	345

Cash provided by financing activities	197,175	5,265
Effect of exchange rates on cash and cash equivalents	83	2,587

Increase (decrease) in cash and cash equivalents	(120,246)	23,430
Cash and cash equivalents, beginning of period (1)	172,387	138,315

Cash and cash equivalents, end of period (1)	$52,141	$161,745

Supplemental disclosure of non cash financing activity:
Issuance of warrants	$26,302	—

(1)	The Consolidated Statements of Cash Flows include cash and cash equivalent balances (in thousands) of $2, and $530 of the discontinued business held for sale for the nine months ended September 26, 2008, and September 28, 2007, respectively.

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization, Presentation and Significant Events

GSI Group Inc. (“GSIG”) and its subsidiaries (collectively “the Company”) designs, develops, manufactures and sells photonics-based solutions (consisting of lasers, laser systems and electro-optical components), precision motion devices, associated precision motion control technology and systems. Its customers incorporate its technology into their products or manufacturing processes, for a wide range of applications in a variety of markets, including: industrial, scientific, electronics, semiconductor, medical and aerospace. The Company operates in three segments: Precision Technology, Semiconductor Systems and Excel Technology, Inc. (“Excel”). The Company’s principal markets are in North America, Europe, Japan and Asia-Pacific. The Company exists under the laws of New Brunswick, Canada.

Acquisition of Excel Technology, Inc.

In August 2008, the Company acquired Excel, a designer, manufacturer and marketer of photonics-based solutions consisting of lasers, laser-based systems, precision motion devices and electro-optical components, primarily for industrial and scientific applications. Excel, which was headquartered in East Setauket, New York, manufactures its products in plants located in the United States and Germany, and sells its products to customers worldwide, both directly and indirectly through resellers and distributors. The Company acquired Excel in exchange for a cash payment of $368.7 million, including transaction costs, a portion of which was financed by entering into a loan agreement for $210.0 million. This loan is further discussed in the section below titled ‘Chapter 11 Bankruptcy Filing’, and in Note 8 of Notes to Consolidated Financial Statements. Subsequent to the acquisition of Excel, the Company established a third segment which is comprised solely of the operations of the newly acquired entity. See Note 4 of Notes to Consolidated Financial Statements for further details regarding the Excel transaction.

Divestiture of U.S. General Optics Business

On October 8, 2008, the Company completed the sale of its General Optics business, located in Moorpark, California, (the “U.S. Optics Business”) for a sale price of $21.6 million, which represented a gain of $8.7 million, net of tax. The sale of the U.S. Optics Business is reported as Gain on Disposal of Discontinued Operations in our consolidated statements of operations for the year ended December 31, 2008. This business was part of the Company’s Precision Technology Segment. The results of operations of the U.S. Optics Business have been reclassified and reported as income from discontinued operations in our consolidated statements of operations. See Note 5 of Notes to Consolidated Financial Statements for further details regarding the sale of the U.S. Optics Business.

NASDAQ Delisting Determination

On November 3, 2009, the NASDAQ Hearing Panel (the “Panel”) of the NASDAQ Stock Market (“NASDAQ”) notified the Company that it had determined to delist the Company’s common shares from the NASDAQ Global Select Market and to suspend trading in the Company’s common shares effective at the open of market on November 5, 2009. The Panel’s determination was made in connection with the Company’s non-compliance with the filing requirements set forth in Listing Rule 5250(c)(1) due to the delayed filing of certain of our periodic reports. As permitted by NASDAQ rules, the Company timely appealed the Panel’s determination to the NASDAQ Listing and Hearing Review Council (the “Listing Council”). On January 15, 2010, the Listing Council notified the Company that it affirmed the Panel’s decision to delist the Company’s securities. On March 15, 2010, the Company received notification from the NASDAQ Stock Market, LLC Board of Directors (the “NASDAQ Board”) that the NASDAQ Board has declined to call for review the January 15, 2010 decision of the Listing Council. Accordingly, pursuant to Listing Rule 5825, the Listing Council’s decision represents the final decision of NASDAQ. In accordance with Listing Rule 5830 and Rule 12d2-2 under the Securities Exchange Act of 1934, NASDAQ filed an application on Form 25 with the SEC on April 5, 2010, to delist the Company’s securities from NASDAQ. The application will become effective ten days after filing.

The Company’s common shares are currently quoted on the Pink OTC Markets Inc., continuing under the trading symbol “GSIGQ.” The Company intends to seek relisting of its common shares on a national exchange as soon as possible once it becomes current in its reporting obligations.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Chapter 11 Bankruptcy Filing

In connection with the Company’s failure to file the 2008 Q3 Report, as described in the Explanatory Note, on December 12, 2008, the Company announced that it had received four letters from certain noteholders of the 11% Senior Notes due in 2013, in the principal amount of $210.0 million (the “Senior Notes”), issued by GSI Group Corporation (“GSI US”), alleging that the Company had failed to comply with a covenant in the Senior Note Indenture (the “Indenture”), relating to the Senior Notes, as a result of the Company’s failure to file its 2008 Q3 Report within the time period specified by the rules and regulations of the SEC. These noteholders further alleged that, if such failure continued for 60 days from the date that the Company received notices of failure from holders comprising at least 25% of the aggregate principal amount of Senior Notes then outstanding, then such failure would constitute an event of default. Although the Company asserted that the letters did not constitute proper notice as required pursuant to the terms of the Indenture, and notified the trustee under the Indenture as such, the Company continued to work diligently to complete the review by its Audit Committee and to file its 2008 Q3 Report to avoid any claim of an “Event of Default” from occurring under the Indenture. Upon receipt of the letters from the noteholders, the Company commenced discussions with certain of the noteholders. On February 11, 2009, the Company announced that it entered into forbearance agreements with certain noteholders holding greater than 75% of the outstanding aggregate principal amount of the Senior Notes, pursuant to which such noteholders agreed to forbear from taking any action or exercising any remedies under the Indenture as a result of the Company’s delayed periodic reports until February 27, 2009, pursuant to other terms and conditions more specifically set forth therein. On June 30, 2009, the Company announced that it reached an agreement on a non-binding term sheet with certain noteholders to consensually restructure the Company’s outstanding obligations under the Senior Notes.

Following negotiations between the Company and certain noteholders about the restructuring, on November 20, 2009 (the “Petition Date”), GSIG and two of its United States subsidiaries, GSI US and MES International, Inc. (“MES” and, collectively with GSIG and GSI US, the “Debtors”), filed voluntary petitions for relief (the “Chapter 11 Petitions”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) (the “Chapter 11 Cases”). Following the Petition Date, the Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

On November 19, 2009, in anticipation of filing the Chapter 11 Petitions, the Debtors entered into a Noteholder Restructuring Support Agreement with eight of ten of the beneficial holders (the “Consenting Noteholders”) of the Senior Notes, representing Consenting Noteholders holding approximately 88.1% of the outstanding principal amount of the Senior Notes. Pursuant to the Noteholder Restructuring Support Agreement, the Consenting Noteholders agreed, subject to certain conditions, to support the Joint Chapter 11 Plan of Reorganization proposed by the Debtors, which was filed with the Chapter 11 Petitions.

On March 16, 2010, the Debtors entered into an Amended and Restated Plan Noteholder Restructuring Support Agreement (as amended, the “Plan Support Agreement”) with Consenting Noteholders holding approximately 88.1% of the outstanding principal amount of the Senior Notes. Pursuant to the Plan Support Agreement, the Consenting Noteholders have agreed to support a modified plan, in substantially the form of the Second Modified Joint Chapter 11 Plan of Reorganization for the Debtors as filed with the Court on March 16, 2010, and attached as Exhibit A to the Amended Plan Support Agreement (the “Second Modified Plan”).

On April 9, 2010, the Debtors filed their Third Modified Joint Chapter 11 Plan of Reorganization (as modified, the “Plan”) with the Court, which reflected further modifications to the Second Modified Plan. The terms of the Plan are hereafter described under the heading “The Third Modified Joint Chapter 11 Plan of Reorganization.”

The Third Modified Joint Chapter 11 Plan of Reorganization

Pursuant to the Plan, which is subject to Court approval, the holders of claims under the Senior Notes (the “Senior Note Claims”) would, in exchange for the Senior Note Claims, receive their pro rata share of (i) shares of new convertible preferred stock of GSIG (the “Preferred Shares”), which, on an as-converted basis, would represent approximately 53.8% of GSIG’s post-consummation outstanding shares, (ii) new secured notes in the aggregate amount of $110 million, (iii) excess cash available under the Plan to the extent certain allowed claims exceed $22.5 million and (iv) a cash payment (the “Cash Payment”) in an amount of $69,315 for each day from and including the Petition Date until the plan distribution date. Under the terms of the Plan and because the Debtors commenced the Chapter 11 Cases by November 20, 2009, this Cash Payment would be reduced by $2.1 million. On the effective date of the Plan, GSIG would also pay any and all interest accrued on the Senior Note Claims until the Petition Date. As of the Petition Date, there is approximately $6.03 million in accrued and unpaid interest with respect to the Senior Notes. The Preferred Shares would have a 1x liquidation preference and be

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

mandatorily redeemable after 8 years for cash or, if certain circumstances are met, common shares of GSIG. The Preferred Shares would be voted on an as-converted basis together with GSIG’s common shares and share pari passu in any dividend declared on common shares, but not have any guaranteed fixed dividend rights. The interest rate on the new secured notes would be 12.25% and, at GSI US’s option, subject to GSIG’s compliance with a fixed charge coverage ratio defined in the indenture for the new secured notes to be entered into upon the effective date of the Plan, would be payable in kind at a compounded rate of 13%. The new secured notes would be issued by GSI US, guaranteed by GSIG, ten of GSI US’s United States subsidiaries, and two of GSIG’s Canadian subsidiaries and secured by substantially all the assets of GSI US and the guarantors.

As part of the Plan, GSIG’s wholly owned subsidiary, GSI Group Limited, would, in exchange for claims under an unsecured note in the principal amount (as fixed pursuant to the Plan) of $20 million, payable by GSI US to GSI Group Limited (the “GSI UK Note Claim”), receive (i) Preferred Shares, which, on an as-converted basis, would represent approximately 5.1% of GSIG’s post-consummation outstanding shares, (ii) approximately $10.5 million of the new secured notes, (iii) its pro rata share of the excess cash available under the Plan to the extent certain allowed claims exceed $22.5 million and (iv) its pro rata share of the Cash Payment, as adjusted. On the effective date of the Plan, GSIG would also pay interest accrued on the GSI UK Note Claim until the Petition Date.

As contemplated by the Plan, existing shareholders would (i) retain 41.1% of GSIG’s post-consummation outstanding shares, which would be issued in common shares and (ii) receive one series of three-year warrants to purchase a number of common shares equal to 10% of 111% of the post consummation outstanding shares of GSIG (that is, the number of shares of GSIG that would equal 10% of the shares of GSIG, including the Preferred Shares on an as-converted basis, before taking into account the number of shares represented by such warrants) at a strike price of $2.50 per share.

Under the proposed Plan, all classes of claims, including all claims by vendors and suppliers, would be unimpaired and paid in full, except for the Senior Note Claims, the GSI UK Note Claim and the equity interest in GSIG.

The Plan provides that its effectiveness is subject to customary conditions, including, without limitation, that the effective date occurs on or before May 20, 2010, unless such date is extended pursuant to the Plan Support Agreement.

The Plan contemplates that the Debtors will continue to operate their businesses in substantially their current form. On November 23, 2009, the Debtors obtained the Court’s approval of so-called first day motions providing for the continued payment of vendors and suppliers under normal terms in the ordinary course of business for goods and services provided to the Debtors prior to and after the Petition Date. On December 18, 2009, the Court approved the Plan Support Agreement. The Court further approved the Debtors’ Disclosure Statement with respect to the Plan on January 8, 2010, and set a date for consideration of confirmation of the Plan for April 16, 2010.

The Plan provides that, following the effective date of the Plan, GSIG’s Board of Directors would be comprised of seven directors, to include its Chief Executive Officer, three members to be appointed by the beneficial holders of the Senior Notes, two members to be appointed by the current shareholders of GSIG and one member to be appointed by the current board of directors of GSIG, which member will be selected from the members of GSIG’s current board of directors as of the date of the Plan. The Plan anticipates that the current officers of GSIG would continue as officers of GSIG following the effective date of the Plan.

The recoveries summarized above and the other terms of GSIG’s restructuring are more fully described in the Plan, which forms a part of the Plan Support Agreement.

The Plan Support Agreement

The Debtors’ proposed financial restructuring, as set forth in the Plan, has the support of Consenting Noteholders holding approximately 88.1% of the principal amount of the outstanding Senior Notes, representing 80% of all holders of the Senior Notes. The Plan Support Agreement was approved by the Court on December 18, 2009, and, as noted above, was amended and restated on March 16, 2010.

The Plan Support Agreement requires the Consenting Noteholders, and their successors and assigns, (i) to timely file a notice with the Court indicating that the votes previously submitted by the Consenting Noteholders with respect to the Plan shall constitute and be deemed votes accepting and in favor of the Plan, (ii) not to object to confirmation of the Plan and not

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

to object to, or otherwise commence, any proceeding to oppose or alter the Plan or support an alternative restructuring, (iii) not to withdraw, change or revoke their votes with respect to the Plan, except as otherwise permitted in the Plan Support Agreement, and (iv) except as otherwise permitted in the Plan Support Agreement, not to take any other action, including commencing any legal proceeding, that is inconsistent with, or that would materially prevent, hinder or delay the consummation of, the restructuring.

The support of the Consenting Noteholders under the Plan Support Agreement will terminate under certain circumstances, including, without limitation, if (i) the Debtors are in material breach of any obligations under the Plan Support Agreement, (ii) the Debtors file any motion or pleading with the Court that is inconsistent in a material respect with the Plan Support Agreement or the Plan, (iii) the Court grants relief that is materially inconsistent with the Plan Support Agreement or the Plan, (iv) the Debtors fail to achieve certain deadlines with respect to the approval of the Plan Support Agreement or the disclosure statement or confirmation or effectiveness of the Plan, (v) a trustee is appointed in the Chapter 11 Cases or any of the Chapter 11 Cases is dismissed or converted to a case under Chapter 7 of the Bankruptcy Code or if the Debtors make a motion for such appointment, dismissal or conversion, (vi) the Court enters an order invalidating, disallowing, subordinating, recharacterizing or limiting the principal and interest components of the Senior Note Claims or disgorging any amounts paid prior to the Petition Date from any holder of the Senior Note Claims or (vii) there is a Material Adverse Change to GSIG (as defined in the Plan Support Agreement).

The Plan Support Agreement provides that GSIG shall use its best efforts to (i) support and complete the restructuring and all transactions contemplated by the Plan, (ii) take any and all necessary and appropriate actions in furtherance of the restructuring, (iii) complete the restructuring and all transactions contemplated under the Plan within set time-frames, (iv) obtain any and all required regulatory and/or third-party approvals for the restructuring, and (v) not directly or indirectly seek, solicit, support, consent to, or participate in the negotiation or formulation of alternate plans of reorganization, certain other corporate transactions, such as mergers, dissolutions, or a sale of substantially all of GSIG’s assets or any other action that is inconsistent with the reorganization as contemplated by the Plan Support Agreement.

Subsequent to the Petition Date, the provisions in Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 90-7-1, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” apply to the Debtors’ financial statements while the Debtors operate under the provisions of Chapter 11. FSP 90-7-1 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, FSP 90-7-1 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

Companies’ Creditors Arrangement Act

On April 8, 2010, the Debtors commenced certain parallel proceedings to the Chapter 11 Cases before the Court of Queen’s Bench of New Brunswick (the “NB Court”), pursuant to section 46 of the Companies’ Creditors Arrangement Act, for an order of the NB Court recognizing the “foreign main proceeding” constituting the Chapter 11 Cases and seeking relief from certain actions by the NB Court.

Going Concern

Operating in bankruptcy imposes significant risks and uncertainties on our business. See Item 1A — “Risk Factors — Risks Relating to Bankruptcy” for a discussion of the risks and uncertainties relating to our business and investing in the Company’s securities as a result of the Chapter 11 Cases.

The Company believes that when it emerges from bankruptcy, it will be sufficiently capitalized. The Company expects that it will have assets that exceed its liabilities, and that those assets, as well as the net assets derived from its continuing operations, will be sufficient to meet the Company’s obligations, including the obligations with respect to the payment of interest, and repayment of principal under the New Term Loan. Notwithstanding the Company’s expectation upon its emergence from bankruptcy, uncertainties inherent in the bankruptcy process raise substantial doubt about the Company’s ability to continue as a going concern. In particular, until the terms of the Plan are confirmed by the Court, the Company may be required to pay the Senior Note Claims under the original terms of the Senior Notes. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Restatement of Previously Issued Financial Statements

In August 2008, the Company completed its acquisition of Excel. Delays in the integration of the financial accounting systems of the Company and Excel following the acquisition initially led to a delay of several weeks in the preparation of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2008 (the “2008 Q3 Report”). Shortly thereafter and prior to filing the 2008 Q3 Report, the Company initiated an internal review of certain potential errors in the recognition of revenue related to sales to a customer in the first and second fiscal quarters of 2008 in the Company’s Semiconductor Systems Segment, which were brought to the attention of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) by Company management. Following this initial internal review, the Audit Committee, in consultation with the Company’s outside legal counsel, determined that it was appropriate to undertake an independent review of the potential revenue recognition issues brought to its attention.

On or about November 25, 2008, the Audit Committee initiated a broader independent review of sales transactions in the Semiconductor Systems Segment, along with certain other sales transactions that contain arrangements with multiple deliverables for fiscal years 2007 and 2008. The review was subsequently expanded to include fiscal year 2006. To assist in its review, the Audit Committee retained independent legal counsel and forensic accounting experts.

On December 4, 2008, the Company announced that it identified errors in the recognition of revenue related to sales to a customer in the first and second fiscal quarters of 2008 in the Semiconductor Systems Segment and that the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 28, 2008 and June 27, 2008 should no longer be relied upon.

Subsequently, the Company announced that it had identified additional revenue recognition errors related to the timing of revenue recognition from sales to certain Semiconductor Systems Segment customers during fiscal year 2007. The Audit Committee concluded, upon the recommendation of Company management, that the range of potential adjustments resulting from the identified errors is material to the financial statements of the Company for the periods indicated and as a result, the Audit Committee determined that the previously issued interim and annual historical financial statements for 2007 should no longer be relied upon. The Audit Committee thereafter expanded the scope of its investigation to include fiscal year 2006.

On March 30, 2009, the Company announced that it had identified additional revenue recognition errors related to the timing of revenue recognition from sales to certain Semiconductor Systems Segment customers during fiscal year 2006. The Audit Committee concluded, upon the recommendation of Company management, that the range of potential adjustments resulting from the identified errors is material to the financial statements of the Company for the periods indicated and as a result, the Audit Committee determined that the previously issued interim and annual historical financial statements for 2006 should no longer be relied upon.

The Audit Committee’s advisors reported the results of the investigation to the Audit Committee on April 24, 2009. The Company voluntarily reported the investigation results to the SEC on April 30, 2009. Thereafter, on June 30, 2009, the Company announced that it was undertaking a preliminary review of the timing of revenue recognized in connection with multiple element arrangements in its Precision Technology Segment from 2004 through 2008 to determine if adjustments need to be made to those periods (collectively with the Audit Committee’s review of transactions in the Semiconductor Systems Segment and any other related Company reviews of transactions in the Semiconductor Systems Segment and Precision Technology Segment, the “Revenue Review”).

As part of its Revenue Review procedures, the Company assessed historic revenue transactions back to 2002. Transactions prior to 2004 were reviewed to the extent that the Company had reason to believe such transactions could materially affect the consolidated financial statements for 2004, or any period after 2004. The restated consolidated financial statements include a number of adjustments primarily related to the timing of revenue recognition which impacts revenue, cost of goods sold, deferred revenue, and deferred cost of goods sold.

Adjustments arising from the Revenue Review resulted in sales and their related costs being deferred and recognized in subsequent periods, once all revenue recognition criteria have been met. In addition, these adjustments did not affect the Company’s cash balances. As of September 26, 2008, a substantial portion of the revenue identified in the Revenue Review remains deferred, pending the finalization of all deliverables under the terms of the customer arrangements. The corresponding costs have also been deferred and are included as deferred cost of goods sold as a component of other deferred

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

assets in the accompanying financial statements. All the deferred revenue and the deferred cost of goods sold have been classified as current or long-term, based on the Company’s assessment of when each particular transaction is anticipated to be recognized into revenue.

As discussed further below, the majority of adjustments from the Revenue Review were derived from the Company’s incorrect accounting for multiple element arrangements, the determination of fixed and determinable consideration, and the determination of customer acceptance. The Company found inconsistent and incorrect application of its policies. The transactions that are being restated as a result of the Revenue Review include transactions for which the complete facts required to make the appropriate assessment with respect to the timing of the revenue recognition were not communicated to the finance department at the time the initial revenue was booked. Refer to Note 3 of Notes to Consolidated Financial Statements for discussion of the Company’s revenue recognition policy.

In addition to adjustments from the Revenue Review, the Company has also recorded the impact of certain adjustments which, due to their materiality, were not previously recorded. Certain of these adjustments affect revenue, cost of goods sold, the provision for income taxes, and, to a lesser extent, operating expenses.

The net effects of all of the restatement adjustments on the statement of operations for the nine months ended September 28, 2007 are as follows (in thousands, except per share data):

	Nine Month Period Ended September 28, 2007
	As Reported	Adjustments	As Restated
Sales	$222,614	$1,085	$223,699
Cost of goods sold	131,073	3,865	134,938

Gross profit	91,541	(2,780)	88,761
Operating expenses	76,229	(2,203)	74,026

Income (loss) from operations	15,312	(577)	14,735

Interest income (expense), other income (expense), and foreign exchange transaction gains (losses), net	5,174	279	5,453

Income from continuing operations, before income taxes	20,486	(298)	20,188
Income tax provision (benefit)	6,468	390	6,858

Income from continuing operations	14,018	(688)	13,330
Income from discontinued operations, net of tax	277	(11)	266

Net income (loss)	$14,295	$(699)	$13,596

Net income per share - basic	$0.34	$(0.02)	$0.32
Net income per share - diluted	$0.34	$(0.02)	$0.32

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The net effects of all of the restatement adjustments on the statement of operations for the three months ended September 28, 2007 are as follows (in thousands, except per share data):

	Three Month Period Ended September 28, 2007
	As Reported	Adjustments	As Restated
Sales	$81,076	$3,001	$84,077
Cost of goods sold	47,194	4,182	51,376

Gross profit	33,882	(1,181)	32,701
Operating expenses	25,889	(886)	25,003

Income (loss) from operations	7,993	(295)	7,698

Interest income (expense), other income (expense), and foreign exchange transaction gains (losses), net	2,383	—	2,383

Income from continuing operations, before income taxes	10,376	(295)	10,081
Income tax provision (benefit)	2,713	725	3,438

Income from continuing operations	7,663	(1,020)	6,643
Income from discontinued operations, net of tax	109	(97)	12

Net income (loss)	$7,772	$(1,117)	$6,655

Net income per share - basic	$0.18	$(0.03)	$0.16
Net income per share - diluted	$0.18	$(0.03)	$0.15

The net effects of all of the restatement adjustments on the statements of operations for the six months ended June 27, 2008 and June 29, 2007 are as follows (in thousands, except per share data):

	Six Month Period Ended June 27, 2008			Six Month Period Ended June 29, 2007
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Sales	$131,800	$(11,106)	$120,694	$141,538	$(1,916)	$139,622
Cost of goods sold	80,796	(5,267)	75,529	83,879	(317)	83,562

Gross profit	51,004	(5,839)	45,165	57,659	(1,599)	56,060
Operating expenses	49,315	(1,887)	47,428	50,340	(1,317)	49,023

Income (loss) from operations	1,689	(3,952)	(2,263)	7,319	(282)	7,037
Interest income (expense), other income (expense), and foreign exchange transaction gains (losses), net	2,467	79	2,546	2,791	279	3,070

Income from continuing operations, before income taxes	4,156	(3,873)	283	10,110	(3)	10,107
Income tax provision (benefit)	1,091	(572)	519	3,755	(335)	3,420

Income (loss) from continuing operations	3,065	(3,301)	(236)	6,355	332	6,687
Income from discontinued operations, net of tax	136	193	329	168	86	254

Net income (loss)	$3,201	$(3,108)	$93	$6,523	$418	$6,941

Net income per share - basic	$0.08	$(0.07)	$0.00	$0.15	$0.01	$0.16
Net income per share - diluted	$0.08	$(0.07)	$0.00	$0.15	$0.01	$0.16

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The net effects of all of the restatement adjustments on the statements of operations for the three months ended June 27, 2008 and June 29, 2007 are as follows (in thousands, except per share data):

	Three Month Period Ended June 27, 2008			Three Month Period Ended June 29, 2007
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Sales	$62,772	$(3,303)	$59,469	$70,266	$3,634	$73,900
Cost of goods sold	38,340	(1,479)	36,861	41,271	1,992	43,263

Gross profit	24,432	(1,824)	22,608	28,995	1,642	30,637
Operating expenses	24,520	(983)	23,537	25,294	(919)	24,375

Income (loss) from operations	(88)	(841)	(929)	3,701	2,561	6,262
Interest income (expense), other income (expense), and foreign exchange transaction gains (losses), net	1,138	—	1,138	1,627	—	1,627

Income from continuing operations, before income taxes	1,050	(841)	209	5,328	2,561	7,889
Income tax provision (benefit)	94	165	259	2,088	389	2,477

Income (loss) from continuing operations	956	(1,006)	(50)	3,240	2,172	5,412
Income from discontinued operations, net of tax	138	(28)	110	83	24	107

Net income (loss)	$1,094	$(1,034)	$60	$3,323	$2,196	$5,519

Net income per share - basic	$0.03	$(0.02)	$0.01	$0.08	$0.05	$0.13
Net income per share - diluted	$0.03	$(0.02)	$0.01	$0.08	$0.05	$0.13

The net effects of all of the restatement adjustments on the statements of operations for the three months ended March 28, 2008 and March 30, 2007 are as follows (in thousands, except per share data):

	Three Month Period Ended March 28, 2008			Three Month Period Ended March 30, 2007
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Sales	$69,028	$(7,803)	$61,225	$71,272	$(5,550)	$65,722
Cost of goods sold	42,456	(3,788)	38,668	42,608	(2,309)	40,299

Gross profit	26,572	(4,015)	22,557	28,664	(3,241)	25,423
Operating expenses	24,795	(904)	23,891	25,046	(398)	24,648

Income (loss) from operations	1,777	(3,111)	(1,334)	3,618	(2,843)	775
Interest income (expense), other income (expense), and foreign exchange transaction gains (losses), net	1,329	79	1,408	1,164	279	1,443

Income from continuing operations, before income taxes	3,106	(3,032)	74	4,782	(2,564)	2,218
Income tax provision (benefit)	997	(737)	260	1,667	(724)	943

Income (loss) from continuing operations	2,109	(2,295)	(186)	3,115	(1,840)	1,275
Income from discontinued operations, net of tax	(2)	221	219	85	62	147

Net income (loss)	$2,107	$(2,074)	$33	$3,200	$(1,778)	$1,422

Net income per share - basic	$0.05	$(0.05)	—	$0.08	$(0.05)	$0.03
Net income per share - diluted	$0.05	$(0.05)	—	$0.08	$(0.05)	$0.03

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The net effects of all of the restatement adjustments on selected balance sheet accounts as of December 31, 2007, and on the statement of stockholders’ equity as of December 31, 2006 are as follows (in thousands):

	Year Ended December 31, 2007
	As Reported	Adjustments	As Restated
Assets:

Cash and cash equivalents	$171,713	$674	$172,387
Accounts receivable, net	71,403	228	71,631
Inventories	64,002	137	64,139
Deferred cost of goods sold:
Current	429	36,765	37,194
Long-term	—	12,758	12,758

Total deferred cost of goods sold	429	49,523	49,952

Income tax receivable and deferred tax assets	30,378	16,542	46,920
All other assets not listed above	102,286	330	102,616

Total assets	$440,211	$67,434	$507,645

Liabilities and Stockholders’ Equity:

Deferred revenue:
Current	$9,949	$69,513	$79,462
Long-term	—	22,101	22,101

Total deferred revenue	9,949	91,614	101,563

Income taxes payable and deferred tax liabilities	12,846	3,076	15,922
All other liabilities not listed above	43,298	1,184	44,482

Total liabilities	66,093	95,874	161,967
Stockholders’ equity	374,118	(28,440)	345,678

Liabilities and stockholders’ equity	$440,211	$67,434	$507,645

	Year Ended December 31, 2006
	As Reported	Adjustments	As Restated
Decrease in stockholders’ equity	$343,073	$(25,397)	$317,676

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the impact of the restatement adjustments to the Company’s beginning retained earnings (accumulated deficit) balance, cumulatively to reflect adjustments booked to all periods prior to January 1, 2007 (in thousands):

Amount
Retained earnings, December 31, 2006 (as previously reported)	$29,431
Adjustments from:
Semiconductor Systems Segment Revenue Review, before income tax effect	(28,402)
Precision Technology Segment Revenue Review, before income tax effect	(7,566)
All other non-income tax adjustments	241
Income tax adjustments	10,418

Total adjustments	(25,309)

Retained earnings, December 31, 2006 (as restated)	$4,122

The net effects of all of the restatement adjustments on the condensed cash flow statements for the nine months ended September 28, 2007 are as follows (in thousands):

	Nine Months Ended September 28, 2007
	As Reported(1)	Adjustments	As Restated
Net income (loss)	$14,295	$(699)	$13,596
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	12,940	2,263	15,203
Changes in assets and liabilities	(5,049)	(1,436)	(6,485)

Cash flows from operating activities	22,186	128	22,314
Cash flows from investing activities	(6,524)	(212)	(6,736)
Cash flows from financing activities	5,265	—	5,265
Effect of exchange rates on cash and cash equivalents	2,503	84	2,587

Net increase (decrease) to cash and cash equivalents	23,430	—	23,430
Cash and cash equivalents, beginning of year (2)	138,315	—	138,315

Cash and cash equivalents, end of year (2)	$161,745	—	$161,745

(1)	Amounts as reported reflect operating activities associated with discontinued operations as changes in assets and liabilities.

(2)	The Consolidated Statements of Cash Flows include cash and cash equivalent balances (in thousands) of $1,814 and $530 of the discontinued operations as of December 31, 2006 and the nine months ended September 28, 2007, respectively.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The net effects of all of the restatement adjustments on the condensed cash flow statements for the six months ended June 27, 2008 are as follows (in thousands):

	Six Months Ended June 27, 2008
	As Reported(1)	Adjustments	As Restated
Net income (loss)	$3,201	$(3,108)	$93
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	6,304	(185)	6,119
Changes in assets and liabilities	16,753	6,106	22,859

Cash flows from operating activities	26,258	2,813	29,071
Cash flows from investing activities	(9,924)	(2,517)	(12,441)
Cash flows from financing activities	(6,378)	130	(6,248)
Effect of exchange rates on cash and cash equivalents	1,602	(1,100)	502

Net increase (decrease) to cash and cash equivalents	11,558	(674)	10,884
Cash and cash equivalents, beginning of year (2)	171,713	674	172,387

Cash and cash equivalents, end of year (2)	$183,271	—	$183,271

(1)	Amounts as reported reflect operating activities associated with discontinued operations as changes in assets and liabilities.

(2)	The Consolidated Statements of Cash Flows include cash and cash equivalent balances (in thousands) of $1 and $1 of the discontinued operations for the year ended December 31, 2007 and the six months ended June 27, 2008, respectively.

The following discussion provides additional information regarding the adjustments that were identified during the Revenue Review. Certain transactions may have been restated for multiple reasons but have been included in the most applicable category.

Semiconductor Systems Segment

The Company’s product sales to customers of its Semiconductor Systems segment are typically multiple element arrangements. These arrangements generally include: hardware components, software components, installation services, an initial warranty period and training on the use of the product. Certain of these arrangements may also include other elements including specified product or software upgrades, product performance commitments and may also include separately priced extended warranty services.

Multiple Element Arrangements without Objective and Reliable Evidence of Fair Value for Undelivered Elements

The Revenue Review identified certain arrangements whereby there were undelivered elements for which objective and reliable evidence of fair value did not exist at the time that the revenue was initially recorded. The Company has deferred the revenue under these arrangements, and recognizes the revenue at the point in time when such undelivered elements are resolved. These undelivered elements include undelivered hardware, delivered hardware not functioning to specifications, and undelivered future software features or functionality committed as part of the arrangement. Additionally, the Company evaluated the unit of accounting for certain transactions based on the guidance in AICPA’s Technical Practice Aid (“TPA”) 5100.39, “Software Revenue Recognition for Multiple Element Arrangements.” As a result, certain multiple customer orders that were originally accounted for as separate transactions are accounted for as one transaction in the restatement.

The Determination of Customer Acceptance

Under the Company’s policy, sales to customers in Japan, sales to new customers, and sales of new products to existing customers, as defined in its policy, are required to be recorded upon the customer having installed, tested and accepted the product at the customer’s site. Without acceptance for these types of sales, the Company is unable to conclude

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

that the delivery has been achieved in accordance with the criteria in the SEC’s Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” The Revenue Review noted instances whereby the criteria required under its policy to record revenue at the time of shipment had not be achieved; therefore revenue was improperly recognized in an earlier period. In such cases, the Company has deferred revenue recognition until the appropriate customer acceptance was received. Additionally, the Company noted instances where there were two documents representing customer acceptance; one form on a format provided by the Company, and another on a customer-specific form. Often these forms were provided from the customer on separate dates. In these cases of “dual acceptance”, the Company has performed procedures to assess when all deliverables were made, and then reviewed that against the multiple customer acceptance forms. As a result of these procedures, revenue has been generally recorded on the later of the two acceptance forms’ dates.

Determination that the Fees are not Fixed or Determinable

Under the Company’s policy, arrangements with extended payment terms are not considered to be fixed or determinable. Accordingly, revenue is recognized as the payments become due. The Revenue Review noted instances whereby the arrangements with extended payment terms were not properly identified and revenue was improperly recognized in an earlier period. The revenue, as restated, reflects revenue being recorded as the payments have become due.

Other

The Revenue Review also identified certain other revenue adjustments which were not individually, nor in the aggregate, significant. These adjustments have been reflected in the restated consolidated financial statements and primarily relate to the accounting for separately priced extended warranty contracts. In certain arrangements, the amount deferred for extended warranty contracts differed from the stated price of the extended warranty contracts. In such cases, the Company has adjusted the amount of deferred revenue to equal the stated price of the extended warranty contracts, with the recognition of the adjusted amount recorded over the appropriate period of the extended warranty.

Precision Technology Segment

The Company’s product sales to customers of its Precision Technology segment generally represent customer orders for a large volume of one or more types of components and occasionally include services such as installation, training and preventative maintenance plans. In order to meet customer production and inventory requirements, these arrangements frequently provide for the delivery of the components over several quarters.

Multiple Element Arrangements without Objective and Reliable Evidence of Fair Value for Undelivered Elements

The Revenue Review identified certain arrangements whereby there were undelivered elements for which objective and reliable evidence of fair value did not exist at the time that the revenue was initially recorded. Additionally, the Company evaluated the unit of accounting for certain transactions based on the guidance in TPA 5100.39. As a result, certain multiple customer orders that were originally accounted for as separate transactions are accounted for as one transaction in the restatement.

A typical order includes a variety of products shipped over several reporting periods. These transactions were historically recognized based on the invoice price of each product shipped. The restated revenue is recognized under the multiple units shipped methodology, whereby revenue is recognized in each period based upon the lowest common percentage of the products shipped in the period. This approximates a proportional performance model of revenue recognition. This generally results in a partial deferral of revenue to a later reporting period. No revenue is recognized unless one unit of each product has been delivered.

Determination that the Fees are not Fixed or Determinable

The Revenue Review identified certain customer arrangements that included customer rights to adjust the product quantity mix or otherwise involved uncertainty regarding the terms of the arrangement. In such cases, the Company has determined that the arrangement fees are not fixed or determinable and revenue is recognized when the order is completely fulfilled.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Summary of Sales Adjustments

The following tables reflect the adjustments identified during the Company’s Revenue Review, as well as from the recording of previously unrecorded immaterial adjustments. The tables present a reconciliation of sales as previously reported to amounts as restated for the periods indicated (in thousands):

	Three Months Ended September 28, 2007	Nine Months Ended September 28, 2007
Sales, as previously reported	$81,076	$222,614

Revenue Restatement Adjustments:
Semiconductor Systems Segment:
Multiple element arrangements	(4,517)	(8,719)
Customer acceptance not assured	289	3,584
Price not fixed or determinable	—	(654)
Other	(296)	(615)

Subtotal Semiconductor Systems Segment	(4,524)	(6,404)

Precision Technology Segment:
Multiple element arrangements	(753)	(713)
Price not fixed or determinable	8,488	8,332
Other	(210)	(130)

Subtotal Precision Technology Segment	7,525	7,489

Total revenue restatement adjustments	3,001	1,085

Sales, as restated	$84,077	$223,699

	Three Months Ended		Three Months Ended		Six Months Ended
	March 28, 2008	March 30, 2007	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Sales, as previously reported	$69,028	$71,272	$62,772	$70,266	$131,800	$141,538

Revenue Restatement Adjustments:
Semiconductor Systems Segment:
Multiple element arrangements	(5,981)	(7,182)	(6,078)	2,980	(12,059)	(4,202)
Customer acceptance not assured	1,108	1,685	325	1,611	1,433	3,296
Price not fixed or determinable	(691)	—	—	(654)	(691)	(654)
Other	(351)	(221)	(215)	(99)	(566)	(320)

Subtotal Semiconductor Systems Segment	(5,915)	(5,718)	(5,968)	3,838	(11,883)	(1,880)

Precision Technology Segment:
Multiple element arrangements	(2,121)	126	197	(86)	(1,924)	40
Price not fixed or determinable	224	42	2,388	(198)	2,612	(156)
Other	9	—	80	80	89	80

Subtotal Precision Technology Segment	(1,888)	168	2,665	(204)	777	(36)

Total revenue restatement adjustments	(7,803)	(5,550)	(3,303)	3,634	(11,106)	(1,916)

Sales, as restated	$61,225	$65,722	$59,469	$73,900	$120,694	$139,622

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Expense Adjustments

In connection with its Revenue Review, the Company has deferred the corresponding direct costs associated with the deferred revenue. These deferred costs have been recorded as deferred cost of goods sold, in the current and long-term sections of the accompanying balance sheets, as appropriate, and are reflected in the statements of operations as cost of goods sold when the related revenue is recognized. These costs represent the direct and incremental costs that are attributable to the product whose revenue is being deferred.

The following tables reflect the adjustments to cost of goods sold and operating expenses that were identified as a result of the Company’s Revenue Review, as well as from the recording of previously unrecorded immaterial adjustments. The tables present a reconciliation of previously reported amounts to amounts as restated for the periods indicated (in thousands):

	Three Months Ended September 28, 2007	Nine Months Ended September 28, 2007
Cost of goods sold, as previously reported	$47,194	$131,073
Semiconductor Systems segment adjustments	(969)	(2,981)

Precision Technology segment adjustments	4,265	4,146
Reclassification of amortization of intangible assets (core technology)	886	2,700

Cost of goods sold, as restated	$51,376	$134,938

Operating expenses, as previously reported	$25,889	$76,229
Reclassification of amortization of intangible assets (core technology)	(886)	(2,700)
All other operating expense adjustments	—	497

Operating expenses, as restated	$25,003	$74,026

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended		Three Months Ended		Six Months Ended
	March 28, 2008	March 30, 2007	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Cost of goods sold, as previously reported	$42,456	$42,608	$38,340	$41,271	$80,796	$83,879
Semiconductor Systems segment adjustments	(3,507)	(3,298)	(3,815)	1,286	(7,322)	(2,012)
Precision Technology segment adjustments	(1,155)	38	1,538	(157)	383	(119)
Reclassification of amortization of intangible assets (core technology)	874	951	798	863	1,672	1,814

Cost of goods sold, as restated	$38,668	$40,299	$36,861	$43,263	$75,529	$83,562

Operating expenses, as previously reported	$24,795	$25,046	$24,520	$25,294	$49,315	$50,340
Reclassification of amortization of intangible assets (core technology)	(874)	(951)	(798)	(863)	(1,672)	(1,814)
All other operating expense adjustments	(30)	553	(185)	(56)	(215)	497

Operating expenses, as restated	$23,891	$24,648	$23,537	$24,375	$47,428	$49,023

Income Taxes

In connection with its Revenue Review, the Company has reassessed it provision for income taxes. As part of its assessment of its provision for income taxes, the Company has recorded two primary adjustments.

In connection with the Revenue Review, the Company reassessed the probability of realization of deferred tax assets in certain jurisdictions taking into account the effect of the restatement. This assessment, while conducted currently in connection with the restatement activities, was performed using only those facts that were known or expected to be knowable at the time in which each accounting period would have been initially closed. Pursuant to SFAS 109 the Company only recognizes a deferred tax asset when it is more likely than not of recovery, considering future reversal of deferred tax liabilities, available taxable income in carryback periods, the probability of future taxable income after a pattern of generating income in the jurisdiction or tax planning strategies that the Company can implement. Accordingly, adjustments have been reflected to the beginning balance sheet to reduce the deferred tax assets, and the corresponding beginning retained earnings balance.

The provision for income taxes has been further adjusted to reflect the statutory rate, adjusted by timing items and other appropriate current period tax credits, as applied against the ‘as adjusted’ income and loss of the Company in various periods. See Note 12 of the Notes to Consolidated Financial Statements for further disclosure.

3. Summary of Significant Accounting Policies

Basis of presentation

These consolidated financial statements have been prepared by the Company in U.S. dollars and in accordance with U.S. generally accepted accounting principles, applied on a consistent basis.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The interim consolidated financial statements include the accounts of the Company. Intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments and accruals necessary for a fair presentation have been made and include only normal recurring adjustments and accruals. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

Basis of consolidation

The consolidated financial statements include the accounts of GSI Group Inc. and its wholly owned subsidiaries, including the accounts of Excel since August 20, 2008. The accounts of Excel include its 50% owned joint venture, Excel Laser Technology Private Limited (Excel SouthAsia JV), since it is a variable interest entity and the Company is the primary beneficiary of the joint venture. Financial information related to the joint venture is not considered material to the consolidated financial statements. Intercompany accounts and transactions have been eliminated.

Comparative amounts

In addition to the adjustments from the restatement, certain prior quarter amounts have been reclassified to conform to the current quarter presentation in the financial statements and notes as of and for the quarter ended September 26, 2008. These reclassifications primarily relate to the Company’s discontinued operations, which have been presented separately in the accompanying consolidated financial statements, as further described in Note 5. These reclassifications also include an adjustment to reflect the amortization of core technology in cost of goods sold. Since these costs had previously been included in selling, general and administrative expenses, the adjustment for this reclassification is included as a separate line in the restatement schedules in Note 2 that present the nature of the changes to the cost of goods sold and operating expenses. These reclassifications had no effect on the Company’s previously reported results of operations, or financial position.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of sales and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, assumptions and judgments, including those related to revenue recognition; allowance for doubtful accounts; inventory costing and reserves; the assessment of warranty reserves; the valuation of goodwill, intangible assets and other long-lived assets; accounting for business combinations; share-based payments; employee benefit plans; accounting for restructuring activities; accounting for income taxes and related valuation allowances; and, accounting for loss contingencies. Actual results could differ significantly from those estimates.

Cash and cash equivalents

Cash equivalents consist principally of money market funds invested in U.S. Treasury Securities and repurchase agreements of U.S. Treasury Securities that have original maturities of 90 days or less. The Company does not believe it is exposed to any significant credit risk related to its cash equivalents.

Financial instruments and fair value measurements

Financial instruments with remaining maturities that are payable within one year from the balance sheet date are classified as current. Financial instruments with remaining maturities that are payable more than one year from the balance sheet date are classified as long-term.

Long-term Investments

As of September 26, 2008, the Company held auction rate securities, recorded at a fair value of $25.9 million, and with a par value of $32.3 million. These securities were acquired as part of the Company’s purchase of Excel in 2008. These auction rate notes are student loans backed by the federal government and are privately insured. Current capital market conditions have impacted the Company’s ability to liquidate certain auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. Due to the current capital market conditions, auctions have not had

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

sufficient bidders to allow investors to complete a sale of some auction rate securities. Due to the uncertainty in the market as to when these auction rate notes will be refinanced or the auctions will resume, the Company has classified these instruments as long-term assets available for sale. If the credit ratings of the issuer, the bond insurers or the collateral deteriorates further, or if the issuers of these auction rate securities are unable to successfully close further auctions, the Company may further reduce the carrying value of these investments and may in the future be required to record impairment charges against these investments, some of which may be considered other-than-temporary impairment charges. From the date of the Company’s acquisition of Excel, through September 26, 2008, the Company has recorded an unrealized gain on these investments of $0.9 million and has recorded that gain, net of tax, within other comprehensive income. See Note 17 for discussion of sales of auction rate securities after September 26, 2008.

At September 26, 2008 and December 31, 2007, the Company had a 25.1% equity investment in a privately held company located in the United Kingdom, valued at $0.9 million at September 26, 2008 and December 31, 2007, and included in Other Assets in the accompanying consolidated balance sheets. The Company uses the equity method to record the results of this entity. In relation to this investment, the Company recognized gains as other income of approximately $87,000 and approximately $117,000 for the nine months ended September 26, 2008 and September 28, 2007, respectively. In relation to this investment, the Company recognized a loss as other expense of approximately $56,000 for the three months ended September 26, 2008 and a gain as other income of approximately $23,000 for the three months ended September 28, 2007.

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” with no impact on its consolidated results and financial position. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs.

SFAS 157 establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described in Level 1.

•	Level 3. Unobservable inputs.

The following table summarizes the financial assets, as of September 26, 2008, that are measured at fair value on a recurring basis (in thousands):

	September 26, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash equivalents (a)	$38,459	$38,459	$—	$—
Auction rate securities (b)	25,860	—	—	25,860

Total	$64,319	$38,459	$—	$25,860

(a)	Cash equivalents are valued at quoted market prices in active markets.
(b)	Auction rate securities are valued based on assumptions that market participants might use in their estimates of fair value (including, among other factors, underlying collateral and lack of liquidity).

The following table summarizes the activity with respect to the auction rate securities (in thousands):

Balance at December 31, 2007	$—
Added in connection with Excel acquisition	24,985
Unrealized gains	875

Balance at September 26, 2008	$25,860

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

See Note 8 of the Notes to Consolidated Financial Statements for discussion of the estimated fair value of our Senior Notes.

Accounts receivable and allowance

Trade accounts receivable are recorded at the invoiced amount. The Company generally does not require collateral for trade accounts receivable. The Company maintains an allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s best estimate of the amount of probable credit losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance based on a variety of factors including the age of amounts outstanding relative to their contractual due date, specific customer factors, and other known risks and economic trends in industries. Charges booked to the allowance for doubtful accounts are recorded as selling, general and administrative expenses, and are recorded in the period that they are determined to be uncollectible.

Inventories

Inventories, which include materials and conversion costs, are stated at the lower of cost or market, using the first-in, first-out method. Market is defined as replacement cost for raw materials and net realizable value for other inventories. Demo inventory is recorded at the lower of cost or its net realizable value.

Property, plant and equipment

Property, plant and equipment are stated at cost and the Company uses the straight-line method to determine depreciation and amortization over estimated useful lives. Estimated useful lives for buildings and improvements range from 3 to 60 years and for machinery and equipment from 1 to 13 years. Leasehold improvements are amortized over the lesser of their useful lives or the lease term, including option periods expected to be utilized. Repairs and maintenance are expensed as incurred.

The carrying values of property, plant and equipment are reviewed for impairment whenever changes in events or circumstances indicate their carrying values may not be recoverable. The impairment analyses are conducted in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” No impairment charges were recorded in the third quarter or first nine months of 2008 or 2007. In the fourth quarter of 2008, the Company recorded a charge to reduce the carrying value of its goodwill, intangible assets and other long-lived assets by $215.1 million, including $5.4 million to write-down property, plant and equipment to fair value. See the section on Impairment below and Note 17 for additional information on this subsequent event.

Business combinations

The Company determines and allocates the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development as of the business combination date in accordance with SFAS 141, “Business Combinations.” The purchase price allocation process requires the Company to use significant estimates and assumptions, including fair value estimates, as of the business combination date including:

•	estimated fair values of intangible assets;

•	expected costs to complete any in-process research and development projects;

•	estimated income tax assets and liabilities assumed from the acquiree; and,

•	estimated fair value of pre-acquisition contingencies assumed from the acquiree.

While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, its estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, the Company records adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. Generally, with the exception of unresolved income tax matters, subsequent to the purchase price allocation period any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In-process research and development costs are expensed when acquired and represent the estimated fair value as of the dates of acquisition of in-process projects acquired that have not yet reached technological feasibility and have no alternative future uses.

In fiscal 2009, the Company will adopt SFAS 141 (revised 2007), “Business Combinations.” Refer to Recent Accounting Pronouncements (below) for additional information.

Goodwill and intangible assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of the acquired tangible and intangible net assets. In connection with its acquisition of Excel, the Company acquired certain trade names classified as intangible assets with indefinite lives. Goodwill and indefinite-lived intangibles are not amortized but they are required to be assessed for impairment at least annually. The Company also has certain intangible assets with definite lives that are amortized over their estimated useful lives. These definite-lived intangible assets were acquired in connection with the Company’s historic business combinations. Their estimated useful lives are the periods over which their economic benefits are expected to be realized. The Company reviews its useful life assumptions, including the classification of certain intangible assets as ‘indefinite-lived’, on a periodic basis to determine if changes in circumstances warrant revisions to them. The Company’s most significant intangible assets are acquired technology; customer relationships; and trademarks and trade names.

All of the Company’s goodwill and intangible assets reside in our Precision Technology and Excel Segments.

Impairment

Our product lines generally correspond with our reporting units which is the level at which we evaluate our goodwill, intangible assets and other long-lived assets for impairment. The values of each reporting unit include assets and liabilities which relate to the reporting unit’s operations. Additionally, reporting units that benefit from corporate assets or liabilities are allocated a portion of those corporate assets and liabilities on a systematic, proportional basis. Impairment analyses of goodwill and indefinite-lived intangible assets are conducted in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” We test our goodwill balances annually in the beginning of the second quarter and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The Company’s indefinite-lived intangible assets represent trade names that were acquired in the August 2008 acquisition of Excel. We will assess these indefinite-lived intangible assets for impairment on an annual basis in the beginning of the second quarter, beginning in 2009, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist.

Intangible assets with definite lives are amortized over their estimated useful lives. The carrying values of definite-lived intangible assets and other long-lived assets (property, plant and equipment) are reviewed for impairment whenever changes in events or circumstances indicate their carrying values may not be recoverable. The impairment analyses are conducted in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”

No impairment charges were recorded in the third quarter or first nine months of 2008 or 2007. In the fourth quarter of 2008, the Company recorded a charge to reduce the carrying value of its goodwill, intangible assets and other long-lived assets by $215.1 million. The impairments of intangible assets and other long-lived assets (property, plant and equipment) were reflected as reductions in their gross carrying amounts. See Note 17 for additional information on this and other subsequent events.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, risk of loss has passed to the customer and collection of the resulting receivable is reasonably assured. Revenue recognition requires judgment and estimates, which may affect the amount and timing of revenue recognized in any given period.

The Company follows the provisions of Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables” for all multiple element arrangements. Under EITF 00-21, the Company assesses whether the

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and whether objective and reliable evidence of fair value exists for these separate units of accounting. The Company applies the residual method when objective and reliable evidence of fair value exists for all of the undelivered elements in a multiple element arrangement. When objective and reliable evidence of fair value does not exist for all of the undelivered elements in a multiple element arrangement, the Company recognizes revenue under the multiple units shipped methodology, whereby revenue is recognized in each period based upon the lowest common percentage of the products shipped in the period. This approximates a proportional performance model of revenue recognition. This generally results in a partial deferral of revenue to a later reporting period. No revenue is recognized unless one unit of each product has been delivered.

Although certain of the Company’s products contain operating and application software, the Company has determined the software element is incidental in accordance with the AICPA’s Statement of Position (“SOP 97-2”) and EITF 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”

The Company determines the unit of accounting for certain transactions based on the guidance in TPA 5100.39. In particular, multiple purchase orders may be deemed to be interrelated and considered to constitute a multiple element arrangement for accounting purposes.

Semiconductor Systems transactions are generally multiple element arrangements which may include hardware, software, installation, training, an initial standard warranty, and optional extended warranty arrangements. The Company generally designs, markets and sells these products as standard configurations. For those standard configurations where acceptance criteria, if any, exist and are demonstrated prior to shipment, revenue is recorded at the time of shipment. For those cases where acceptance criteria cannot be demonstrated prior to shipment of a product or if a significant amount of fees are due upon acceptance, the Company recognizes revenue upon customer acceptance. Acceptance is generally required for sales of Semiconductor Systems segment products to Japanese customers, sales of “New Products”, which are considered by the Company, for purposes of revenue recognition determination, to be either (a) a product that is newly released to all customers, including a product which may have been existing previously, but which has been substantially upgraded with respect to its features or functionality; or, (b) the sale of an existing product to a customer who has not previously purchased that product. The Company follows a set of predetermined criteria when changing the classification of a New Product to a standard configuration whereby acceptance criteria are considered to be demonstrated at the time of shipment.

Precision Technology and Excel transactions include both single element and multiple element transactions. Multiple element transactions may include two or more products and occasionally also contain installation, training or preventative maintenance plans. Revenue is generally recognized under the multiple units shipped methodology described above.

The Company’s Semiconductor Systems segment also sells spare parts and consumable items, which are not subject to acceptance criteria. Revenue for these spare parts and consumable items is generally recognized under the multiple units shipped methodology described above.

Installation is generally a routine process that occurs within a short period of time from delivery and the Company has concluded that this obligation is inconsequential and perfunctory. As such, for transactions that include installation, and for which customer acceptance has not been deemed necessary in order to record the revenue, the cost of installation is accrued at the time product revenue is recorded and no related revenue is deferred. Historically, the costs of installation have not been significant.

The initial standard warranty for product sales is accounted for under the provisions of SFAS 5, “Accounting for Contingencies,” as the Company has the ability to ascertain the probable likelihood of the liability, and can estimate the amount of the liability. A provision for the estimated cost related to warranty is recorded to cost of goods sold at the time revenue is recognized. The Company’s estimate of costs to service the warranty obligations are based on historical experience and expectations of future conditions. To the extent the Company experiences increased warranty claims or increased costs associated with servicing those claims, revisions to the estimated warranty liability are recorded as increases or decreases to the accrual at that time, with an offsetting entry recorded to cost of goods sold.

The Company also sells optional extended warranty services, and preventative maintenance contracts, at the time of their product purchase. The Company accounts for these agreements in accordance with provisions of FASB Technical Bulletin (“FTB”) 90-1 “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” under which it recognizes the separately priced extended warranty and preventative maintenance fees over the associated period.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company, at the request of its customers, may at times perform professional services for its customers, generally for the maintenance and repairs of products previously sold to those customers. These services are usually in the form of time and materials based contracts which are short in their duration. Revenue for time and material services is recorded at the completion of services requested under a customer’s purchase order. Customers may, at times subsequent to the initial product sale, purchase a service contract whereby services, including preventative maintenance plans, are provided over a defined period, generally one year. Revenue for such service contracts are recorded ratably over the period of the contract.

The Company typically negotiates trade discounts and agreed terms in advance of order acceptance and records any such items as a reduction of revenue. The Company’s revenue recognition policy allows for revenue to be recognized under arrangements where the payment terms are 180 days or less, presuming all other revenue recognition criteria have been met. From time to time, based on the Company’s review of customer creditworthiness and other factors, the Company may provide its customers with payment terms that exceed 180 days. To the extent all other revenue recognition criteria have been met, the Company recognizes revenue for these extended payment arrangements as the payments become due.

The Company has significant deferred revenue included in its accompanying consolidated balance sheets, with balances (including both current and long-term amounts) of $108.6 million and $101.6 million as of September 26, 2008 and December 31, 2007, respectively. A significant majority of these amounts relate to arrangements whereby the entire arrangement has been accounted for as deferred revenue, as there is no fair value for the undelivered elements. Upon the final delivery of the undelivered element(s) of the arrangement, the revenue will be recorded for that arrangement. To a much lesser extent, the deferred revenue balances relate to either: (a) the unrecognized portion of a multiple element arrangements that is being recognized into revenue over a ratable basis as associated services are performed; (b) arrangements not currently recognizable due to the arrangement not being fixed and determinable at its inception; (c) the future amortization to revenue of extended warranty contracts and preventative maintenance plans; (d) revenue deferrals for product shipments with FOB destination shipping terms; and (e) deposits from customers against future orders. The classification of deferred revenue, and deferred cost of goods sold, is based on the Company’s expectations relative to when the revenue will be recognizable, based on facts known to the Company as of the date its financial statements are released.

Deferred cost of goods sold

The Company defers the corresponding direct costs associated with the deferred revenue. These deferred costs have been recorded as deferred cost of goods sold, in the current and long-term sections of the accompanying balance sheets, as appropriate, and are reflected in the statements of operations as cost of goods sold when the related revenue is recognized. These costs represent the direct and incremental costs that are attributable to the product whose revenue is being deferred.

Research and development and engineering costs

Internal costs relating to research and development and engineering costs incurred for new products and enhancements to existing products are expensed as incurred.

Product warranty

The Company generally warrants its products for material and labor to repair and service the system. The standard warranty is generally a period of up to 12 months, with the exception of two product lines, DRC Encoders and JK lasers, both being product lines that are included in the Precision Technology segment, and which have a warranty period of 24 months. The accounting for warranty provisions is discussed in the “Revenue Recognition” section of this Note 3.

Share-based compensation

The Company has stock-based compensation plans which are more fully described in Note 10. The Company adopted SFAS 123(R) “Accounting for Share-Based Payment” on a modified prospective basis effective January 1, 2006.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Shipping & handling costs

Shipping and handling costs are recorded in cost of goods sold.

Advertising costs

Advertising costs are expensed as incurred.

Foreign currency translation

The financial statements of the Company and its subsidiaries outside the United States have been translated into United States dollars in accordance with the SFAS 52, “Foreign Currency Translation.” Assets and liabilities of foreign operations are translated from foreign currencies into United States dollars at the exchange rates in effect on the balance sheet date. Sales and expenses are translated at the average exchange rate in effect for the period. Accordingly, gains and losses resulting from translating foreign currency financial statements are reported as a separate component of other comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in net income on the accompanying consolidated statements of operations. Foreign exchange transaction losses were $2,000 for the quarter ended September 26, 2008 and foreign exchange transaction gains were $682,000 for the quarter ended September 28, 2007. Foreign exchange transaction gains were $269,000 and $463,000 for the nine months ended September 26, 2008 and September 28, 2007, respectively.

These amounts arose primarily from transactions denominated in currencies other than the functional currency, as well as from gains or (losses) on derivative contracts.

Restructuring charges

In accounting for its restructuring activities, the Company follows the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In accounting for these obligations, the Company makes assumptions related to the amounts of employee severance, benefits, and related costs and to the time period over which facilities will remain vacant, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation has arisen. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount previously expensed against the Company’s earnings, and currently accrued on the Company’s consolidated balance sheet.

Accumulated other comprehensive income (loss)

The following table provides the details of accumulated other comprehensive income at:

	September 26, 2008	December 31, 2007 (As Restated)
Accumulated foreign currency translations	$9,046	$11,660
Unrealized gain on available for sale investments, net of tax of $335	540	—
Accrued pension liability, net of tax of $271 (December 31, 2007 — $227)	(3,972)	(4,274)

Total accumulated other comprehensive income	$5,614	$7,386

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Comprehensive net income (loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007 (As Restated)	September 26, 2008	September 28, 2007 (As Restated)
Net income (loss)	$(14,229)	$6,655	$(14,136)	$13,596
Change in foreign currency translation adjustments (1)	(3,920)	2,569	(2,615)	4,993
Unrealized gain on available for sale investments, net of tax	540	—	540	—
Change in accrued pension liability, net of tax	297	(24)	302	(224)
Cumulative effect of adopting FIN 48	—	—	—	(136)

Accumulated comprehensive net income (loss)	$(17,312)	$9,200	$(15,909)	$18,229

(1)	The foreign currency translation adjustments are primarily related to the movement in the British Pound, Japanese Yen and European Union Euro.

Derivative financial instruments

The Company’s primary objective for holding derivative financial instruments is to manage currency risk. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company’s accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions, including cash flow, or net investment hedges. The Company did not have any derivative instruments that qualify for hedge accounting under SFAS 133 at September 26, 2008 or December 31, 2007. In cases when the Company does have derivative contracts, it records all derivatives at fair value as assets or liabilities in the consolidated balance sheet and any changes are recognized in other income and expense.

When the Company enters into foreign currency derivative contracts, the contracts are generally for less than six months duration with the purpose of hedging foreign currency risk on sales transactions. At September 26, 2008, the Company held forward contracts to: sell Japanese yen for the equivalent of $3.7 million; buy British Pounds and European Union Euros for $7.4 million and $1.2 million, respectively. As of September 26, 2008, the Company has recorded an unrealized gain of $4,000 relating to these contracts. At December 31, 2007, the Company held forward contracts to: sell Japanese yen for the equivalent of $7.9 million; settle U.S. dollar / Japanese yen average strike option with an underlying currency amount of 400 million yen (U.S. equivalent of $3.5 million); and buy British pounds for the equivalent of $4.2 million.

Net income (loss) per common share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For diluted net income (loss) per common share, the denominator also includes any dilutive outstanding stock options, restricted stock and warrants determined using the treasury stock method. Common and common share equivalent disclosures are (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007 (As Restated)	September 26, 2008	September 28, 2007 (As Restated)
Weighted average common shares outstanding	41,677	42,654	41,792	42,344
Dilutive potential common shares (1)	—	282	—	234

Diluted common shares	41,677	42,936	41,792	42,578

Excluded from diluted common shares calculation—stock options, restricted stock and warrants that are anti-dilutive (2)	7,738	388	7,534	1,065

(1)	Due to the Company’s net loss position for the three months ended and nine months ended September 26, 2008, all dilutive shares are excluded as their effect would also have been anti-dilutive.
(2)	Subsequent to September 26, 2008, the warrants that were issued in connection with the debt were exercised and converted into shares of common stock.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accounting for income taxes

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

Recent Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB statement No. 133.” SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. At initial adoption, SFAS 161 encourages, but does not require, comparative disclosures for earlier periods. The Company does not expect that this new pronouncement will have a material impact on the Company’s financial statements in future periods.

Business Combinations

In December 2007, the FASB issued SFAS 141 (revised 2007) “Business Combinations.” SFAS 141R establishes principles and requirements for the method in which the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes that this new pronouncement, once adopted, will have an impact on its accounting for future business combinations, however, the effect will be dependent upon the particular acquisition(s) that may be made in the future.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115.” SFAS 159 provides businesses with the option to measure financial instruments and certain other items at fair market value. Unrealized gains and losses on items for which the fair market value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, provided that the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements,” as discussed below. The Company adopted SFAS 159 on January 1, 2008 with no impact on its consolidated results and financial position.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company adopted SFAS 157 with no impact on its consolidated results and financial position.

In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The nonfinancial assets and nonfinancial liabilities to which SFAS 157 was not applied are included in the Company’s accompanying consolidated balance sheets under the captions: property, plant and equipment, net; other assets; goodwill; and, intangible assets, net. The Company has not determined the effect on its consolidated financial statements from the application of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities. The partial adoption of SFAS 157 for financial assets and financial liabilities did not impact the Company’s consolidated results of operations or financial condition.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of Statement 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance of FSP 157-3 was effective immediately for financial statements that have not been issued, accordingly we have adopted its provisions with respect to our financial assets and liabilities since June 28, 2008.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this FSP does not include assets and liabilities measured under level 1 inputs. FSP 157-4 is applied prospectively to all fair value measurements where appropriate and is effective for interim and annual periods ending after June 15, 2009. The Company will adopt FSP 157-4 during its quarter ended October 2, 2009, and does not anticipate that the adoption will have a material impact on its consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP 107-1 and APB 28-1 amend SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require publicly-traded companies, as defined in APB 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The Company will adopt FSP 107-1 and APB28-1 during its quarter ended October 2, 2009, and expects that the adoption will require expanded disclosure, but will not have a material impact on its consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP 115-2 and 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2, for impaired debt securities, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2 changes the presentation of other-than-temporary impairments in the income statement for those impairments attributed to credit losses. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company will adopt FSP 115-2 during its quarter ended October 2, 2009, and expects that the adoption will not have a material impact on its consolidated results of operations or financial condition.

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the pronouncement before that date. Upon the adoption of this SFAS 160, the Company will reclassify the existing amount attributable to its 50% noncontrolling interest in Excel South Asia JV from liabilities into stockholders equity.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142. FSP 142-3 amends paragraph 11(d) of SFAS 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

FSP 142-3 also requires the following incremental disclosures for renewable intangible assets: the weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class; the entity’s accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible asset; and, for intangible asset renewed or extended during the period: (1) for entities that capitalize renewal or extension costs, the costs incurred to review or extend the asset, for each major intangible asset class; and, (2) the weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class.

FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, FSP 142-3 would not serve as a basis to change the useful life of an intangible asset that was acquired prior to the effective date. However, the incremental disclosure requirements described above would apply to all intangible assets, including those recognized in periods prior to the effective date of FSP 142-3. The Company is currently evaluating the impact that the adoption of FSP 142-3 will have on its consolidated financial statements.

Revenue Recognition

In September 2009, the FASB’s Emerging Issues Task Force issued EITF 08-1 “Revenue Arrangements with Multiple Deliverables.” EITF 08-1 requires revenue to be allocated to multiple elements using relative fair value based on vendor-specific-objective-evidence, third party evidence or estimated selling price. The residual method becomes obsolete under this guidance. This guidance is effective for arrangements entered into, or materially modified, in periods beginning on or after June 15, 2010, with earlier adoption permitted. The Company is evaluating the impact that its adoption of EITF 08-1 may have on its financial position, results of operations and cash flows.

In September 2009, FASB’s Emerging Issues Task Force issued EITF 09-3 “Certain Revenue Arrangements That Include Software Elements.” EITF 09-3 addresses certain revenue arrangements that include software elements. This guidance states that tangible products with hardware and software components that work together to deliver the product functionality are considered non-software products, and the accounting guidance under the revenue arrangements with multiple deliverables is to be followed. This guidance is effective for arrangements entered into, or materially modified, in periods beginning on or after June 15, 2010, with earlier adoption permitted. The Company does not expect EITF 09-3 to have any impact on its financial position, results of operations and cash flows.

Subsequent Events

In May 2009, the FASB issued SFAS 165, “Subsequent Events” which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS 165 are effective for interim and annual reporting periods ending after June 15, 2009, and are not expected to have any impact on the Company’s financial position, results of operations, or cash flows.

Recodification of Accounting Standards

In June 2009, the FASB issued authoritative guidance to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This guidance is effective for the Company’s interim reporting period ended on October 2, 2009 and only impacts references for accounting guidance.

Accounting for Entities in Bankruptcy and Coming out of Bankruptcy

In April 2008, the FASB issued FSP 90-7-1, “An Amendment of AICPA Statement of Position 90-7”. FSP 90-7-1 nullifies certain requirements regarding changes in accounting principles that will be applicable to the financial statements of an entity emerging from bankruptcy. Any changes in accounting principles required within the twelve months following the implementation of fresh start accounting by such an entity are no longer required to be adopted at the time fresh start accounting is implemented. Entities emerging from bankruptcy that implement fresh start accounting should only follow accounting standards in effect at the date fresh start accounting is implemented, including any standards eligible for early adoption. The Company will assess the impact of the application of this standard when and if fresh start accounting is required upon resolution of its bankruptcy proceedings.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Business Combinations

Acquisition of Excel Technology, Inc.

On August 20, 2008, the Company acquired 78.6% of the outstanding common shares of Excel. Thereafter, the Company commenced a tender offering for all remaining Excel common shares. On August 27, 2008, the Company had obtained 92.8% of Excel’s outstanding shares and performed a short form merger to acquire Excel’s remaining outstanding shares. On August 29, 2008, the Company completed its acquisition of Excel for a cash purchase price of $368.7 million, including: a payment of $32.00 per outstanding common share of Excel; a payment of $32.00 less the strike price of each outstanding option for the purchase of common stock and restricted share of common stock; and transaction costs. In addition to these payments, employee termination costs totaling $18.4 million were paid to the chief executive officer and chief financial officer of Excel; these costs have not been included in the purchase price, but are included in the allocation of the purchase consideration. Excel provides complementary products, technologies, and distribution channels. The Company believes that the combined Company will provide its customers a significantly broader product offering. The Company has initiated the integration of key operating units, and those activities are either complete or well underway. These synergistic efforts have enabled substantial cost savings initiatives. Certain integration activities have been delayed due to the Company’s Revenue Review and the Chapter 11 Cases. The Company plans to finalize its integration activities in 2010.

The Company accounted for the acquisition as a purchase. The Company has included Excel’s results of operations with the Company’s results beginning August 20, 2008. Subsequent to the acquisition of Excel, the Company established a third segment which is comprised solely of the operations of the newly acquired entity. The Company has recorded the assets purchased and liabilities assumed (collectively, the “net assets”) based on their estimated fair values at the date of acquisition. Under the provisions of SFAS 141, the excess of the total purchase consideration over the fair value of net assets is recorded to goodwill. The goodwill recognized on the Excel acquisition reflects synergies and other benefits expected to be realized from the combination of the two businesses following the acquisition. The goodwill recorded in connection with this acquisition is not deductible for tax purposes.

A summary of the purchase price allocation is as follows (in thousands):

Total Purchase Consideration:
Cash paid to shareholders	$347,730
Cash paid to option holders and restricted stockholders	12,674
Transaction fees	8,307

Total Purchase Consideration	$368,711

Allocation of the Purchase Consideration:
Cash and cash equivalents	10,430
Long-term investments (auction rate securities)	24,985
Accounts receivable	20,435
Inventories	37,690
Income tax receivable	7,002
Deferred tax assets	3,442
Property, plant and equipment	33,050
Identifiable intangible assets	132,685
In-process research and development charge	12,142
Goodwill	149,941
Other assets	2,292

Total assets acquired	434,094

Accounts payable and accrued expenses	15,554
Income taxes payable	348
Deferred tax liabilities, non-current	47,541
Other liabilities	1,940

Total liabilities assumed	65,383

Net assets acquired	$368,711

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The deferred tax liability primarily relates to the tax impact of future tax amortization associated with the identified intangible assets acquired, the adjustment in fair value of certain tangible assets acquired, and the difference between book and tax basis for original issue discount on the debt. The estimated taxes are based on an expected effective tax rate of 36.35%.

The Company used the income approach to determine fair value of the intangible assets. This approach calculates fair value by discounting the after-tax cash flows back to a present value. The baseline data for this analysis were based on the cash flow estimates used to price the transaction. Cash flows were forecasted for each intangible asset, and then discounted based on an appropriate discount rate. In estimating the useful life of the amortizable intangible assets, the Company considered paragraph 11 of SFAS 142, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors included a review of the expected use by the combined company of the assets acquired; the expected useful life of any other asset (or group of assets) related to the acquired assets; legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost; the effects of obsolescence, demand, competition and other economic factors; and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. Definite-lived intangible assets are being amortized on a straight-line basis.

The value assigned to in-process research and development was determined using an income approach by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and had no alternative future uses. Accordingly, the Company has expensed the value of this research and development at the acquisition date. Due to the nature of the forecasts and the risks associated with the developmental projects, a discount rate of 15.0% was used to discount the net cash flows to their present value. The Company anticipates costs to complete the development of these projects will be $4.4 million, and will be completed between December 2008 and December 2010. The successful development of new products and product enhancements is subject to numerous risks and uncertainties, both known and unknown, including unanticipated delays, access to capital, budget overruns, technical problems and other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products and enhancements. Given the uncertainties inherent with product development and introduction, there can be no assurance that any of the combined Company’s product development efforts will be successful on a timely basis or within budget, if at all. The failure of the combined Company to develop new products and product enhancements on a timely basis or within budget could harm the combined Company’s results of operations and financial condition.

The following assets are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

	Amount	Weighted Average Life (Years)
Amortizable intangible assets:
Core technology	$42,355	9.9
Customer relationships	44,764	11.9
Customer backlog	3,186	1.0
Non-compete agreements	8,040	2.9

Amortizable intangible assets	98,345	10.0

Non-amortizable intangible assets:
Trade names	34,340

Total identifiable intangible assets	$132,685

The Company undertook an impairment review of its goodwill, intangible assets and other long-lived assets (property, plant and equipment) at December 31, 2008 due to the significant downturn in the global economy in 2008, particularly in the fourth quarter. The impairment charge totaled $215.1 million of which $182.7 million pertained to Excel’s goodwill, intangible assets and property, plant and equipment. See Note 17 for additional information on this and other subsequent events.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Acquisition of the U.K. Beryllium Business

On June 1, 2007, the Company acquired the beryllium mirror and structures business of U.K.-based Thales Optronics (Taunton) Ltd, (the “U.K. Beryllium Business”) for $3.0 million, consisting of $2.5 million in payments to former shareholders, plus $0.5 million in acquisition related expenses. The acquisition helped strengthen the Company’s market position in optical scanning. The acquisition was accounted for under SFAS 141. The Company allocated the costs of acquisition to the assets acquired and liabilities assumed based on the fair values at the acquisition date. In performing this analysis, the fair value of the net assets acquired was greater than the purchase price. In accordance with SFAS 141, the excess of the fair value of the acquired net assets over the purchase cost was allocated on a pro rata basis to the acquired long term assets, which consisted of property, plant and equipment and intangible assets. The results of operations of this business are included in the Precision Technology segment of the Company’s consolidated financial statements from the acquisition date. Total assets acquired were $3.8 million and liabilities assumed were $0.8 million.

Supplementary Pro Forma Information (Unaudited)

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Excel as if the acquisition had occurred at the beginning of each of the periods presented with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing and certain other adjustments together with related tax effects. The unaudited pro forma financial information excludes the material, non-recurring charge for the purchased in-process research and development charge of $12.1 million. No pro-forma information has been presented for the acquisition of the U.K. Beryllium Business, because such information is not material to the Company’s financial results. The unaudited pro forma condensed consolidated financial information is presented for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the merger been completed at the dates indicated. In addition, the unaudited pro forma condensed consolidated financial information does not purport to project the future financial position or operating results of the combined Company after completion of the acquisition (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Sales	$90,556	$121,523	$290,294	$342,618

Income (loss) from continuing operations	(28,106)	2,674	(22,403)	3,829
Income (loss) from discontinued operations, net of tax	(19)	12	310	266

Net income (loss)	$(28,125)	$2,686	$(22,093)	$4,095

Income (loss) from continuing operations per share – basic	$(0.67)	$0.06	$(0.54)	$0.09
Income (loss) from discontinued operations per share – basic	—	—	0.01	0.01

Net income (loss) per share – basic	$(0.67)	$0.06	$(0.53)	$0.10

Income (loss) from continuing operations per share – assuming dilution	$(0.67)	$0.05	$(0.54)	$0.08
Income (loss) from discontinued operations per share – assuming dilution	—	—	0.01	0.01

Net income (loss) per share – assuming dilution	$(0.67)	$0.06	$(0.53)	$0.08

5. Discontinued Operations

The Company evaluates its businesses and product lines periodically for strategic fit within its operations. On July 3, 2008, the Company entered into a definitive agreement to sell its General Optics business located in Moorpark, California and part of the Company’s Precision Technology Segment for $21.6 million. The sale was closed on October 8, 2008. The Company included all current and historical earnings from the General Optics business in the income from discontinued operations on the consolidated statement of operations. The Company will recognize a pre-tax gain on the sale of this business in the fourth quarter of 2008.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the following amounts, related to the General Optics business, have been segregated from continuing operations and included in discontinued operations – net of tax, in the consolidated statement of operations.

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007 (As Restated)	September 26, 2008	September 28, 2007 (As Restated)

Sales of discontinued business held for sale	$2,625	$2,538	$9,150	$8,651

Pre-tax income of discontinued business held for sale	148	81	535	441
Provision for taxes on income of discontinued business held for sale	(167)	(69)	(225)	(175)

Income (loss) from discontinued business held for sale – net of tax	$(19)	$12	$310	$266

The assets and liabilities relating to the U.S. Optics Business have been segregated from other of the Company’s assets and liabilities in the accompanying consolidated balance sheets. Net cash flows of the Company’s discontinued operations from each of the categories of operating, investing and financing were not significant for the periods ended September 26, 2008 and December 31, 2007.

6. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The change in the carrying amount of goodwill during the nine months ended September 26, 2008 is as follows (in thousands):

Balance at December 31, 2006 and 2007, as restated	$26,291
Acquisition of Excel	149,941

Balance at September 26, 2008	$176,232

Intangible Assets

Intangible assets consist of the following (in thousands):

	September 26, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$91,453	$(35,243)	$56,210	8.6
Customer relationships	59,650	(7,986)	51,664	10.8
Customer backlog	3,186	(358)	2,828	0.9
Non-compete agreements	8,040	(314)	7,726	2.8
Trademarks, trade names and other	6,025	(2,495)	3,530	10.3

Amortizable intangible assets	168,354	(46,396)	121,958	9.0

Non-amortizable intangible assets:
Trade names	34,341	n/a	34,341

Totals	$202,695	$(46,396)	$156,299

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	December 31, 2007 (As Restated)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$49,755	$(32,797)	$16,958	5.7
Customer relationships	15,258	(6,410)	8,848	5.1
Trademarks, trade names and other	6,161	(2,192)	3,969	10.9

Totals	$71,174	$(41,399)	$29,775	6.2

All definite-lived intangible assets are amortized on a straight-line basis over their remaining life. Amortization expense for customer relationships, trademarks and definite-lived trademarks, trade names and other are included in operating expenses and were $1.6 million and $0.6 million in the three month periods ended September 26, 2008 and September 28, 2007, respectively, and $2.7 million and $1.7 million in the nine month periods ended September 26, 2008 and September 28, 2007, respectively. Amortization expense for the patents and acquired technology are included in the cost of goods sold in the accompanying statements of operations and were $1.2 million and $0.9 million in the three month periods ended September 26, 2008 and September 28, 2007, respectively, and $2.9 million and $2.7 million in the nine month periods ended September 26, 2008 and September 28, 2007, respectively.

Estimated amortization expense for each of the five succeeding years as of September 26, 2008, is as follows (in thousands):

Year Ending December 31,	Cost of Goods Sold	Operating Expenses	Total
2008 (3 months from September 26, 2008)	$1,809	$2,957	$4,766
2009	7,234	10,733	17,967
2010	7,234	8,548	15,782
2011	7,197	7,540	14,737
2012	6,384	5,230	11,614
2013	6,384	4,787	11,171
Thereafter	19,966	25,955	45,921

Total	$56,208	$65,750	$121,958

The Company undertook an impairment review of its goodwill, intangible assets and other long-lived assets (property, plant and equipment) at December 31, 2008 due to the significant downturn in the global economy in 2008, particularly in the fourth quarter. An impairment charge of $215.1 million was recorded on these assets in the fourth quarter of 2008. See Note 3 and Note 17 for additional information on this impairment.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of September 26, 2008 and December 31, 2007:

Inventories

	September 26, 2008	December 31, 2007 (As Restated)
	(In thousands)
Raw materials	$47,517	$28,431
Work-in-process	20,710	13,776
Finished goods	13,054	17,626
Demo and consigned inventory	6,611	4,306

Total inventories	$87,892	$64,139

Other Current Assets

	September 26, 2008	December 31, 2007 (As Restated)
	(In thousands)
Prepaid expenses	$4,669	$4,573
U.K. buildings held for sale	307	1,814
Other current assets	1,291	733

Total	$6,267	$7,120

At December 31, 2007, the Company had a property in the U.K. available for sale, with a net book value of $1.5 million, which building was sold in 2008 for $3.2 million. The Company recorded a net gain of $1.7 million.

Other Accrued Expenses

	September 26, 2008	December 31, 2007 (As Restated)
	(In thousands)
Accrued interest	$2,567	$—
Accrued warranty	4,848	4,216
Accrued professional fees	1,393	1,236
Accrued third party sales commissions	610	612
Customer deposits	568	35
Accrued restructuring, current portion	3,366	327
Other	3,887	2,554

Total	$17,239	$8,980

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accrued Warranty

	September 26, 2008	December 31, 2007 (As Restated)
	(In thousands)
Balance at beginning of the year	$4,216	$4,814
Assumed in Excel acquisition	1,214	—
Charged to costs and expenses	4,929	4,283
Use of provision	(5,667)	(4,888)
Foreign currency exchange rate changes	156	7

Balance at September 26, 2008	$4,848	$4,216

8. Debt

On August 20, 2008 (the “Closing Date”), the Company issued to various investors $210.0 million of unsecured senior notes (the “Senior Notes”), along with detachable warrants (the “Warrants”) for the purchase of 5,882,520 of the Company’s common shares, for collective net proceeds to the Company of $203.5 million. The proceeds were used to fund a portion of the Company’s acquisition of Excel, and the Senior Notes carry a fixed interest rate of 11.0%. The Warrants were net exercised by the holders in October 2008, in exchange for 5,858,495 common shares of the Company. The Company ascribed a fair value to the Warrants in the amount of $26.3 million as of the Closing Date. The fair value was based upon the Black-Scholes option pricing model, assuming a risk-free interest rate of 3.0%, an expected term of 5.0 years, a volatility rate of 85.0% and a 0.0% dividend yield.

The Senior Notes pay interest semi-annually and mature in August 2013. After the first year anniversary of the Closing Date, the Company may redeem up to 50% of the Senior Notes with no penalty or premium. After the third anniversary of the Closing Date, the Company may redeem all remaining Senior Notes, again with no penalty or premium. The Senior Notes require the Company to comply with certain covenants that restrict the Company from taking on additional debt, repurchasing equity, making investments or selling certain assets. Under the Bankruptcy Code, our status as a bankruptcy debtor automatically accelerates the payment of all of the Company’s debt, including that arising under the Senior Notes. Accordingly, the Company has classified this debt as current in its September 26, 2008 consolidated financial statements. As further discussed in Note 1, under “The Third Modified Joint Chapter 11 Plan of Reorganization” the holders of the Senior Notes have agreed to exchange their Senior Note Claims in exchange for: (i) approximately 53.8% of GSIG’s post-consummation outstanding shares, (ii) new secured notes in the aggregate amount of $110 million, (iii) excess cash available under the Plan to the extent certain allowed claims exceed $22.5 million, and (iv) their pro rata portion of the Cash Payment.

The $26.3 million value of the warrants was recorded as a discount against the debt. This discount is being amortized to interest expense using the effective interest method over the life of the Senior Notes. In connection with the issuance of the Senior Notes, the Company incurred $6.5 million in issuance fees which are included in other current assets. These issuance fees are being amortized to interest expense over the contractual term of the Senior Notes. As of September 26, 2008, the unamortized portion of the valuation of the warrants was $26.2 million, and the unamortized debt issuance costs were $6.3 million. The Senior Notes, net of the value of the warrants and net of the debt issuance costs, constitute a net carrying value of $183.8 million at September 26, 2008. There was no debt outstanding as of December 31, 2007. For the nine months ended September 26, 2008, the total amount recorded to interest expense, including the accretion of the warrant value, and of the debt issuance costs, was $2.8 million.

As discussed further at Note 2 of Notes to Consolidated Financial Statements, in connection with the Revenue Review, the Company failed to timely file its annual and quarterly reports. In connection with the issuance of the Warrants, the Company and the Warrant holders entered into a Registration Rights Agreement (the “RRA”), dated as of August 20, 2008, pursuant to which the Company agreed to register the common shares issuable upon exercise of the Warrants. The Company filed that registration statement on Form S-3 in October 2008, simultaneously with the exercise of the Warrants. As a result of its failure to file its Quarterly Report on Form 10-Q for the period ended September 26, 2008, on November 12, 2008 the Company notified the former Warrant holders that it was indefinitely suspending its registration statement on Form S-3. Pursuant to the RRA , the Company is obligated to maintain the effectiveness of the registration statement until the earlier of (i) the date which is twelve (12) months after the Effective Time (October 23, 2008) and (ii) the date on which there are no registrable securities (the “Maintenance Period”). Under the RRA, monetary penalties accrue and are payable to the former Warrant holders for failure to maintain an effective registration statement during the Maintenance Period, subject to certain terms and conditions more specifically set forth therein. The maximum penalty payments payable under these provisions is approximately $4.0 million. As of September 26, 2008, the Company incurred no penalties under the RRA.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Chapter 11 Bankruptcy Filing

On November 20, 2009 the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filing by the Debtors constitutes a “pre-arranged” proposed joint plan of reorganization (the “Plan”), which was supported by 88.1% of the holders of the Senior Notes. As proposed, the Plan, among other things, would allow the Company to (a) restructure the currently outstanding Senior Notes, and (b) restructure currently outstanding intercompany debt of $20.0 million that is owed from GSI US to GSI Group Limited.

Refer to Note 1 for further discussion of the “Chapter 11 Bankruptcy Filing”, “The Third Modified Joint Chapter 11 Plan of Reorganization”, and “The Plan Support Agreement.”

Fair Value of Debt

The estimated fair value of the Company’s Senior Notes approximated $204.0 million at September 26, 2008. This fair value estimate represents the value at which the Company estimates the lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to the Company. The fair value of these long-term debt issues will continue to fluctuate each period based on fluctuations in market interest rates, and these fluctuations may have little to no correlation to the Company’s outstanding debt balances. Our Senior Notes are not publicly traded, but private party sales may occur. The fair value of our Senior Notes is based on quoted prices for similar liabilities, or similar liabilities traded as assets.

9. Stockholders’ Equity

Capital stock

The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. Holders of common shares are entitled to one vote per share. Holders of common shares are entitled to receive dividends, if and when declared by the Board of Directors, and to share ratably in its assets legally available for distribution to the stockholders in the event of liquidation. Holders of common shares have no redemption or conversion rights.

Warrants

As discussed in Note 8, in August 2008 the Company issued Warrants which were later net exercised in October 2008 for an aggregate of 5,858,495 common shares.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Shareholders Rights Plan

At the annual meeting of shareholders held on May 15, 2008, shareholders approved a resolution approving the continuation, amendment and restatement of the Company’s shareholders rights plan.

Prior to the 2008 annual meeting of shareholders, the board of directors of the Company approved an amended and restated shareholder rights plan agreement to be dated May 15, 2008, if approved by shareholders at such meeting. The rights plan was originally approved by the Company’s shareholders on May 26, 2005 and its continued existence had to be approved and confirmed by independent shareholders on or before the date of the Company’s 2008 annual meeting of shareholders or the rights plan would expire.

The amended and restated shareholder rights plan continues to create a right (which is only triggered if a person or a control group acquires 20% or more of the Company’s issued and outstanding publicly traded common shares) for each shareholder, other than the acquiring person or its associates or affiliates, to acquire additional common shares of the Company at one-half of the then market price at the time of exercise. The net effect of an exercise is to dilute the prospective acquirer’s share position, and inhibits a change of control event unless the rights plan has been withdrawn or the buyer makes a bid that is permitted by the terms of the plan.

The rights plan is intended to give the Company’s Board of Directors more time and control over any sale process and increase the likelihood of maximizing shareholder value.

Stock Repurchase Plan

In December 2005, the Company’s Board of Directors authorized a stock repurchase program providing for the repurchase of up to $15.0 million in shares of the Company’s common shares. In February 2008, the Company’s Board of Directors authorized an increase in the Stock Repurchase Program up to a total of $40.0 million. The Company repurchased and retired 772,467 shares, 816,830 shares, and 381,300 shares in 2008, 2007, and 2006, respectively, at an aggregate cost of $6.4 million, $7.8 million, and $3.8 million, respectively. The program was suspended in May 2008 as a result of the Company’s decision to acquire Excel. At September 26, 2008, $21.9 million remains available for future Company purchases under this program.

10. Share-Based Compensation

The Company has several share-based compensation plans, including the 2006 Equity Incentive Plan, under which stock-based grants may be issued and several other plans under which no new grants will be made. The 2006 Equity Incentive Plan provides for grants of various stock-based awards including, but not limited to, stock options, stock appreciation rights and restricted stock. Since 2006, the Company has issued only restricted stock in the form of time and performance-based grants to senior executives, key employees and directors.

2006 Equity Incentive Plan

On May 15, 2006, shareholders of the Company approved the 2006 Equity Incentive Plan which provides for the sale or grant of various awards of, or the value of, the Company’s common shares including stock options, stock appreciation rights, restricted stock and performance shares and units, performance-based awards, and stock grants, to officers, directors, employees and certain consultants to the Company. The maximum number of shares of the Company’s common shares which may be issued pursuant to the 2006 Equity Incentive Plan is 9,406,000 shares, including a 2.5 million share increase as approved by the Company’s shareholders at the May 2008 annual meeting, and subject to adjustment in the event of certain corporate events and reduced by the number of shares already issued pursuant to awards under the Company’s 1992 and 1995 Equity Incentive Plans. The plan has a ten year term. As of September 26, 2008, there were 3,162,909 common shares available for future issuance under this plan.

The Company recorded compensation expense related to restricted stock awards issued under the 2006 Equity Incentive Plan totaling $0.8 million in the three month periods ended September 26, 2008 and September 28, 2007, and $2.3 million and $1.8 million in the nine month periods ended September 26, 2008 and September 28, 2007, respectively. Stock compensation expense is primarily included in selling, general, and administrative expenses, and as an increase to additional paid-in capital on the Company’s consolidated balance sheets. Earnings before income taxes were reduced by these amounts. As the restricted stock is issuable to the holder, subject to vesting provisions, with no consideration payable by the holder, the grant date fair value per share is based on the quoted stock price on the date of the grant.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

It is the Company’s policy to issue new shares for equity awards. The Company recognizes compensation expense on fixed awards on a straight-line basis over the requisite service period, which is generally from the grant of the awards through the end of the vesting period. Restricted stock awards have generally been issued with a three-year vesting period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on actual experience. The Company assesses the likelihood that performance-based shares will be earned based on the probability of meeting the performance criteria. For those performance-based awards that are deemed probable of achievement, an expense is recorded, and for those awards that are deemed not probable of achievement no expense is recorded. The Company assesses the probability of achievement each quarter.

The table below summarizes activity relating to restricted stock awards issued under the 2006 Equity Incentive Plan, which includes both time-based and performance-based awards:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2007	1,167	$9.78
Granted	805	$7.91
Vested	(305)	$9.67
Forfeited	(399)	$9.62

Nonvested restricted stock at September 26, 2008	1,268	$8.67

Other Incentive Compensation Plans

The Company has several stock option plans and a warrant plan with outstanding grants that pre-date the 2006 Equity Incentive Plan. In 2005, the unvested options were accelerated. No new options will be granted under pre-2006 equity plans as all future equity grants will be issued exclusively under the 2006 Equity Incentive Plan.

Stock option and warrant activity under these plans is presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2007	1,228	$10.46
Granted	—	—
Exercised	(16)	3.89
Forfeited and expired	(440)	12.37

Outstanding at September 26, 2008	772	$9.51	1.8	$387.9

Exercisable at September 26, 2008	772	$9.51	1.8	$387.9

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the quoted price of common shares for the options and warrants that were in the money at September 26, 2008.

11. Employee Benefit Plans

U.K. Defined Benefit Pension Plan

The Company maintains a pension plan in the United Kingdom that consists of two components: the Final Salary Plan (the “U.K. Plan”), which is a defined benefit plan, and the Retirement Savings Plan, which is a defined contribution

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

plan. In 1997, membership to the U.K. Plan was closed and in 2003 the Company was allowed to stop accruing additional benefits to the participants. Benefits under the U.K. Plan were based on the employees’ years of service and compensation. Most of the beneficiaries of this plan are no longer employed by the Company. The Company follows a pension funding policy based on widely used actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. The assets of the U.K. Plan consist primarily of equity, real estate and fixed income securities of U.K. and foreign issuers.

Pension and other benefit costs reflected in the accompanying consolidated statements of operations are based on the projected benefit method of valuation. Within the accompanying consolidated balance sheets, pension plan benefit liabilities are included in accrued compensation and benefits.

The table below sets forth the estimated net periodic pension cost (benefit) of the U.K. Plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007 (As Restated)	September 26, 2008	September 28, 2007 (As Restated)
Components of the net periodic pension cost (benefit):
Service cost	$—	$—	$—	$—
Interest cost	412	409	1,200	1,227
Expected return on plan assets	(465)	(449)	(1,329)	(1,348)
Amortization of unrecognized gains	23	97	45	292

Net periodic pension cost (benefit)	$(30)	$57	$(84)	$171

Japan Defined Benefit Pension Plan

The Company maintains a tax qualified pension plan in Japan that covers substantially all Japanese employees. The Company deposits funds in various fiduciary-type arrangements and/or purchases annuities. Benefits are based on years of service and the employee’s compensation at retirement. Employees with less than twenty years of service to the Company receive a lump sum benefit payout. Employees with twenty or more years of service to the Company, receive a benefit that is guaranteed for a certain number of years. Participants may under certain circumstances, receive a benefit upon termination of employment.

The assumptions that are used to value the costs and obligations of the plan reflect the Japanese economic environment. The Company continues to fund the plan sufficient to meet current benefits as well as fund a portion of future benefits as permitted by regulatory authorities.

The net periodic benefit cost for the defined benefit pension plan was determined as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007 (As Restated)	September 26, 2008	September 28, 2007 (As Restated)
Components of the net periodic pension cost:
Service cost	$51	$40	$154	$120
Interest cost	6	5	19	16
Expected return on plan assets	(1)	(1)	(4)	(2)
Amortization of unrecognized gains	17	15	52	43

Net periodic pension cost	$73	$59	$221	$177

12. Income Taxes

At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 29.5% in the determination of the estimated annual effective tax rate. The Company’s reported effective tax rate for continuing operations, after restatement, of 33.2% for the nine months ended September 26, 2008, differed from the expected Canadian federal statutory rate of 29.5%, primarily due to the mix of jurisdictions in which the Company earns it income, the tax impact or non-deductibility of the acquired in-process research and development related to the Excel acquisition, and the adjustment of utilization of net operating losses during the Internal Revenue Service (the “IRS”) appeal review for the tax years from 1999 to 2002, offset in part by the increase in interest receivable resulting from the IRS audit for the tax years from 1999 to 2002, the increase in the potential refunds and accrued interest income from the potential refunds claimed on the federal amended returns for the tax years from 2000 to 2006, and the provision to return adjustments in the United States.

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

The Company records a valuation allowance if it is more likely than not that a portion of its deferred tax assets will not be realized. The Company has considered historical losses, future taxable income, and expected reversals of existing temporary differences in assessing the need for a valuation allowance. The Company has not recorded a provision for withholding tax on undistributed earnings of foreign subsidiaries as the Company currently has no plans to repatriate those earnings. Determination of the amount of unrecognized deferred tax liabilities is not practicable because of the complexities associated with its hypothetical calculation.

As of September 26, 2008, the Company had total unrecognized tax benefits of $4.3 million, all of which, if recognized would favorably affect its effective tax rate. The Company expects that the changes in the unrecognized benefits within the next twelve months will not be material. The total unrecognized tax benefits changed materially from last quarter due to adding Excel’s unrecognized tax benefits of $1.3 million at the time of the acquisition. Given the uncertainty regarding when the authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases in income tax that may occur within the next twelve months cannot be made. However, the Company expects that the changes in the unrecognized benefits within the next twelve months would not be material. In addition the Company has settled its Canadian audit after the balance sheet date and this settlement will have no significant effect on the Company’s uncertain tax positions.

The reconciliation of the total amounts of unrecognized tax benefits at the beginning of the first quarter and the end of the third quarter of 2008 is as follows:

Balance at January 1, 2008	$3,537
Additions based on tax positions related to the current year	43
Additions for tax positions of prior years	700
Additions for Excel’s tax positions at the acquisition	1,300
Reductions for tax positions of prior years	—
Lapse of the applicable statute of limitations	(952)
Reclassified due to payment made	(378)

Balance at September 26, 2008	$4,250

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As of September 26, 2008, the Company had approximately $0.7 million of accrued interest and penalties related to uncertain tax positions. During the nine months ended September 26, 2008, the Company recognized approximately $0.3 million in interest and penalties.

The Company files state and federal income tax returns in the United States and in foreign jurisdictions. Generally, the Company is no longer subject to United States federal, state or local, or foreign income tax examinations by tax authorities for the years before 2002 as these years have been effectively settled as described in FSP FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48”. During 2007, the Company settled an audit with the Internal Revenue Service for tax years 1999 – 2002. Furthermore, the Company closed an audit with the Japanese tax authorities for tax years 2004 -2006 resulting in no adjustments. Currently, the Company is under audit in the United States for tax years 2004 and 2005 and in Canada for tax years 2002 – 2004. The Company’s income tax returns may be reviewed in the following countries and for the following periods under the appropriate statutes of limitations: United States (2004-present), Canada (2002-present), United Kingdom (2004-present), Germany (2004-present), Japan (2007-present), Taiwan (2003-present), and Korea (2003-present).

In connection with the Chapter 11 Cases described in Note 1 of Notes to Consolidated Financial Statements, the IRS has filed amended proofs of claim aggregating approximately $7.7 million for amounts it claims the Company owes for 2002 through 2008. The IRS has provided no information to substantiate its claims. The Company believes the IRS claims are without merit and intends to vigorously object to them in Bankruptcy Court. Consequently, the Company believes no adjustment of its estimated tax liability pursuant to FIN 48 is required.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Restructuring

The following table summarizes restructuring expense (net of benefit) in the consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007 (As Restated)	September 26, 2008	September 28, 2007 (As Restated)
United Kingdom restructuring	$—	$2,002	$(322)	$5,973
Munich restructuring	16	(63)	147	(107)
Novi restructuring	45	—	1,369	2
Bedford restructuring	3,012	—	3,012	—

Total restructuring expense (net of benefit)	$3,073	$1,939	$4,206	$5,868

United Kingdom Restructuring

In 2007, the Company implemented a plan to expand its manufacturing operations in China and restructure its manufacturing operations in the United Kingdom. These actions are part of the Precision Technology segment’s overall plan to expand its presence in Asia and increase profitability. For the nine months ended September 28, 2007, the Company incurred $6.0 million in restructuring costs of which: $2.6 million related to termination benefits, $3.0 million was for inventory write offs and $0.4 million was for manufacturing transition costs.

On February 29, 2008 and June 27, 2008, the Company executed agreements to sell assets related to its otherwise discontinued Impact product line, and certain assets related to its LaserMark and Excimer laser product lines. The majority of the assets sold in the transaction represent inventory that had already been written off and were included as part of the restructuring charges recorded in 2007. The results of the sales resulted in a restructuring benefit of $0.3 million for the nine months ended September 26, 2008. Payments received on asset sales that are due beyond one year will be recorded as restructuring benefits when they are received.

Munich Restructuring

As a result of restructuring programs undertaken in 2000 through 2004, and the subsequent sublease of the Company’s Munich, Germany facility, in May 2007 through the end of its lease term, the Company historically carried a $1.1 million accrual for the cost of this lease. The Company regularly reviews its assumptions with respect to this excess space, including contractual lease payments, and proceeds from the sublease. Following this review, the Company has booked adjustments to the lease restructuring in each of 2008 and 2007, and as of September 26, 2008, cumulative expense related to this restructuring program is $2.6 million. The remaining accrual will be paid ratably over the remaining term of the lease, which expires in January 2013.

Novi Restructuring

In the second quarter of 2008, the Company implemented a plan to close its Novi, Michigan facility, which provided U.S. sales, applications and service support to a product line included in the Company’s Precision Technology segment. The Novi facility was consolidated within the Company’s Bedford, Massachusetts facility. In connection with this action, the Company recorded a restructuring charge of $1.4 million, consisting of $0.7 million for employee severance and $0.7 million in lease abandonment and related costs. The majority of these employee severance payments were made in 2008, and the remaining amounts have been paid in 2009. The lease costs are being paid ratably over the duration of the lease, which ends in 2012.

Bedford Restructuring

In September 2008, the Company consolidated its operations and facilities in Massachusetts to a new facility in Bedford, Massachusetts. At that time, the Company implemented a plan to reduce its United States workforce by approximately 50 people and took a restructuring charge in the third quarter of 2008 of $3.0 million for severance costs. $1.2 million of this amount was charged to the Semiconductor Systems Segment; $0.7 million was charged to the Precision Technology Segment; and $1.1 million was charged against corporate operations. The workforce reduction is expected to save the Company $6.8 million in annual salary and related costs.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Rollforward of Accrued Expenses related to Restructuring

The following table summarizes the balance of the restructuring accruals on the Company’s consolidated balance sheets (in thousands):

Total
Balance at December 31, 2007	$1,342
Restructuring charges (benefits), net	4,206
Cash payments and other adjustments	(1,076)

Balance at September 26, 2008	$4,472

14. Commitments and Contingencies

Operating leases

The Company leases certain equipment and facilities under operating lease agreements. Most of these lease agreements expire between 2009 and 2020. In the United Kingdom, where longer lease terms are more common, the Company has land leases that extend through 2078. Under the terms of the facility leases, the Company is responsible to pay real estate taxes and other operating costs. In connection with its acquisition of Excel in 2008, the Company assumed fourteen new facility leases used in manufacturing, research and development, sales and administration. The rent on certain leases is subject to escalation clauses in future years.

In 2007, the Company signed a 12-year lease for a 147,000 square foot facility in Bedford, Massachusetts. The terms of the lease provide the Company with two renewal options for periods of five years each. The Company consolidated its Natick, Massachusetts, Billerica, Massachusetts and Wilmington, Massachusetts operations into this facility. The consolidation was completed in the second quarter of 2008. Under the terms of the lease agreement, the landlord waived the first 5.5 months rent (representing a savings of $0.7 million). This savings is being amortized as a reduction to rent expense over the life of the lease, and is included in other liabilities. The Company incurred $14.2 million in expenditures through September 26, 2008 to fit-up and occupy the Bedford facility, of which the landlord provided $4.0 million in allowances. The landlord allowance has been included in the Company’s accompanying consolidated balance sheets in property, plant and equipment, and in other liabilities. The property, plant and equipment balance being amortized to depreciation expense ratably over this life of the lease, and the landlord allowance is being offset as a reduction to rent expense, ratably over the life of the lease.

Legal proceedings and disputes

The Company’s French subsidiary, GSI Lumonics SARL (“Lumonics”), is subject to a claim by a customer, SCGI, that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. During the third quarter of 2005, GSI France, parent of Lumonics, filed for bankruptcy protection, which was granted by the French court on July 7, 2005. On April 18, 2006, the court fixed SCGI’s claim against Lumonics at 598,079 Euros, plus court costs and expert fees of 85,945 Euros. SCGI accepted the court’s determination. SCGI is now demanding that the Liquidator bring an action in the United Kingdom against GSI Group Ltd., the parent corporation of GSI France. The Company is not aware of any facts to support a claim. The Company’s French counsel is addressing these points directly with the Liquidator. At this time, the Company does not believe it will be required to make any payments regarding this action. Accordingly, nothing has been accrued in the Company’s accompanying consolidated financial statements.

On August 6, 2008, a purported stockholder of Excel Technology, Inc., a subsidiary of the Company, filed a complaint seeking certification of a class action lawsuit in the Supreme Court of the State of New York, County of New York, docketed as Joseph Choquette, v. Antoine Dominic, Steven Georgiev, Donald E. Weeden, Ira J. Lamel, J. Donald Hill and Excel Technology, Inc., Index No. 08/602294 (the “Choquette Action”) against Excel and each of its directors. The Choquette Action purports to be brought individually and on behalf of all public stockholders of Excel. The Choquette Action alleges that Excel’s director defendants breached their fiduciary duties to Excel’s stockholders in connection with the proposed tender offer by the Company and that each of the defendants aided and abetted such alleged breach of Excel’s director defendants’ fiduciary duties. Based on these allegations, the Choquette Action seeks, among other relief, an order

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

declaring the action to be a class action, enjoining preliminarily and permanently the tender offer and the merger with the Company, rescinding, to the extent already implemented, the tender offer and the merger with the Company or any of the terms thereof or awarding rescissory damages, directing that the defendants account to plaintiff and other members of the class for all damages caused by them and account for all profits and any special benefits obtained as a result of a breach of their fiduciary duties to the purported stockholder and other members of the class, awarding plaintiff the costs of the Choquette Action including a reasonable allowance for the expenses of plaintiff’s attorneys and experts and granting plaintiff and other members of the class such further relief as the court deems just and proper. On August 14, 2008, Excel and the individual defendants in the Choquette Action filed a motion to dismiss the lawsuit. On August 18, 2008, the plaintiff in the Choquette Action filed a motion seeking a preliminary injunction to enjoin consummation of the tender offer and to require Excel to issue additional and supplementary disclosures in Excel’s Schedule 14D-9 filing. On August 19, 2008, the court denied plaintiff’s motion for a preliminary injunction. On April 15, 2009, the court granted defendants’ motion to dismiss and entered judgment dismissing the complaint with prejudice.

On December 12, 2008, in connection with the delayed filing of its results for the quarter ended September 26, 2008, and the announcement of a review of revenue transactions, a putative shareholder class action alleging federal securities violations was filed in the United States District Court for the District of Massachusetts against us, a former officer and a current officer and director. Specifically, the complaint alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks recovery of damages in an unspecified amount. The action was brought on behalf of a putative class of shareholders who purchased the Company’s stock between April 30, 2008 and December 3, 2008. A lead plaintiff, Mason Tenders District Council Trust Funds, was appointed on May 8, 2009. On July 1, 2009, the Court ordered lead plaintiff to file a consolidated or amended complaint within 30 days of the Company’s filing of restatements for certain of its historical financial results with the SEC. During the last several months, the parties have been in settlement discussions and the parties have reached an agreement in principle to settle this lawsuit. The settlement would, in general, cover purchasers of the common stock of the Company between February 27, 2007 and June 30, 2009. The agreement in principle is subject to a number of contingencies including confirmatory discovery by the Lead Plaintiff, after which Lead Plaintiff may affirm or void the agreement in principle, preliminary and final approval by the District Court, and to the extent required by law, approval by the Bankruptcy Court. Although the agreement in principle is not final, the total settlement amount is well within the Company’s insurance policy limits; the Company’s contribution to the settlement amount would be limited to the balance of the company’s self-insured retention.

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

Chapter 11 Bankruptcy Filing

On November 20, 2009, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for Delaware, as discussed in Note 1.

SEC Investigation

As discussed in the Explanatory Note to the Quarterly Report on Form 10-Q, we have conducted a Revenue Review of certain of our historic revenue transactions. On May 14, 2009, we received a notice from the SEC indicating that the SEC is conducting a formal investigation relating to our historical accounting practices and the restatement of our historical consolidated financial statements. The Company is cooperating fully with the SEC’s investigation. The Company cannot predict the outcome of the investigation at this time.

Issuance of Unregistered Securities

The Company inadvertently issued unregistered shares of common stock under its 2006 Plan as a result of its inadvertent failure to file with the SEC a registration statement on Form S-8. The 2006 Plan was approved by the Company’s shareholders in May 2006. From March 2007 through March 2010, the Company issued approximately 773,037 duly authorized common shares with a total fair market value at the date of issuance of approximately $3,889,796 to fifty-two employees and directors under its 2006 Plan. As a result, the Company may be subject to civil litigation, enforcement proceedings, fines, sanctions and/or penalties.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company may also be subject to claims by participants in the 2006 Plan for rescission of their acquisitions of common shares under the 2006 Plan under federal securities laws until the expiration of the applicable statute of limitations period, which is one year under federal law from the date of transaction. If applicable, such participants may have the right to rescind their purchases for an amount equal to the purchase price for the shares (or if the shares have been disposed of, claims for any damages with respect to any loss on such disposition) plus interest from the date of purchase. However, under applicable provisions of federal law (including section 510(b) of the Bankruptcy Code (11 U.S.C. §-510(b)), and in connection with our Chapter 11 Cases, if the Company’s proposed Plan is confirmed, the holders of any such damage claims and related rescission or other rights would, the Company believes, be entitled to receive a distribution under the Plan of common shares of the reorganized Company only. The Company believes that the most likely result is that any such claims, if allowed, would result in the holder receiving that quantity of common shares in the reorganized Company that are determined by a court to result in equal treatment of such claim holders and existing equity holders. Furthermore, rescission or damages claims of a shareholder who holds the above described unregistered shares, but receives new shares, as contemplated by the Plan, would be discharged upon the Company’s emergence from the bankruptcy proceedings. Such new shares would be issued pursuant to an exemption from registration under §1145 of the Bankruptcy Code and be freely tradable by holders who are not deemed to be underwriters. The Company cannot predict the outcome of this matter at this time and the effect it may have on the Company’s financial condition or results of operations.

Guarantees and Indemnifications

In the normal course of its operations, the Company executes agreements that provide for indemnification and guarantees to counterparties in transactions such as business dispositions, the sale of assets, sale of products and operating leases. Additionally, the by-laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which he or she is involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. On June 5, 2009, the board of directors of the Company approved a form of indemnification agreement to be implemented by the Company with respect to its directors and officers. The form of indemnification agreement provides, among other things, that each director and officer of the Company who signs the indemnification agreement shall be indemnified to the fullest extent permitted by applicable law against all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by such officer or director in connection with any proceeding by reason of his or her relationship with the Company. In addition, the form of indemnification agreement provides for the advancement of expenses incurred by such director or officer in connection with any proceeding covered by the indemnification agreement, subject to the conditions set forth therein and to the extent such advancement is not prohibited by law. The indemnification agreement also sets out the procedures for determining entitlement to indemnification, the requirements relating to notice and defense of claims for which indemnification is sought, the procedures for enforcement of indemnification rights, the limitations on and exclusions from indemnification, and the minimum levels of directors’ and officers’ liability insurance to be maintained by the Company.

Credit Risks and Other Uncertainties

The Company maintains financial instruments such as cash and cash equivalents, trade receivables and financial instruments used in hedging activities. From time to time, certain of these instruments may subject the Company to concentrations of credit risk whereby one institution may hold a significant portion of the cash and cash equivalents, or one customer may compose a large portion of the accounts receivable balances.

At December 31, 2007, there was a concentration of credit risk related to the Company’s position in trade accounts receivable. At that time, one customer, Rexchip Electronics Corporation, represented 21% of the outstanding accounts receivable. There was no such concentration of credit risk as of September 26, 2008. Credit risk with respect to trade accounts receivables is generally minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion.

The Company acquired certain auction rate securities in connection with its purchase of Excel. In current markets, the fair value of these auction rate securities is not able to be ascertained by observable inputs. See Note 3 of the Notes to Consolidated Financial Statements for further discussion.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

15. Segment Information

As a result of the Company’s acquisition of Excel, it reassessed its segment reporting based on the operating and reporting structure of the combined company. The Company has concluded that the acquisition of Excel has resulted in the establishment of a third segment which is comprised solely of the operations of the newly acquired entity. The Company’s segments and their principal activities consist of the following:

Precision Technology

This segment’s products include technologies for precision motion, linear and rotary motion control, medical printers, lasers, electro-optical components and precision optics used in a broad range of commercial and semiconductor applications. These products are used in the electronics, aerospace, materials processing, data storage, imaging and other light industrial markets. The products are designed and manufactured at the Company’s facilities in the United States, Europe and Asia.

Semiconductor Systems

The Company’s Semiconductor Systems Segment’s products are designed and manufactured at its facility in the United States. Specific applications include laser repair to improve yields in the production of memory chips; laser marking systems for work-in-process management and traceability of silicon wafers; laser trimming of linear and mixed signal integrated circuits and chip resistors; and inspection of solder paste and component placement on printed circuit boards. The Semiconductor Systems Segment also derives significant revenues from parts and service to its installed base.

Excel

This segment’s products include lasers, electro-optical components, precision optics and photonics-based solutions primarily consisting of laser systems used in a broad range of commercial and scientific research applications. These products are used in the electronics, aerospace, materials processing, data storage, imaging and other light industrial markets. The products are designed and manufactured at the Company’s facilities in the United States and Europe.

Reportable Segment Financial Information

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007 (As Restated)	September 26, 2008	September 28, 2007 (As Restated)
	(In thousands)
Sales
Precision Technology	$34,568	$53,270	$118,941	$137,996
Semiconductor Systems	17,116	32,121	55,025	89,209
Excel	20,410	—	20,410	—
Intersegment sales elimination	(651)	(1,314)	(2,239)	(3,506)

Total	$71,443	$84,077	$192,137	$223,699

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007 (As Restated)	September 26, 2008	September 28, 2007 (As Restated)
	(In thousands)
Gross Profit
Precision Technology	$11,000	$20,626	$42,913	$51,015
Semiconductor Systems	3,923	11,652	17,213	37,213
Excel	7,673	—	7,673	—
Intersegment sales elimination	290	423	252	533

Total	$22,886	$32,701	$68,051	$88,761

The Company reports operating expenses and its assets on a consolidated basis to the chief operating decision maker.

Significant Customers

At September 26, 2008, no customer accounted for 10% or more of the Company’s accounts receivable balance. At December 31, 2007, there was one customer, Rexchip Electronics Corporation, which accounted for 21% of the Company’s accounts receivable balance.

16. Related Party Transactions

Richard B. Black, the Chairman of the Company, is also the President and Chief Executive Officer of ECRM, Inc., a company which manufactures laser systems equipment for the printing and publishing industry and which is a customer of the Company. All sales to ECRM, Inc. were made pursuant to the Company’s standard contract terms and conditions. The Nominating and Governance Committee of the Company’s Board of Directors has reviewed and confirmed that ECRM, Inc. received no favored commercial treatment.

The Company recorded sales and raw material purchases from Sumitomo Heavy Industries Ltd., a significant shareholder. The amounts and terms are essentially equivalent to similar third-party transactions.

The following table summarizes related party transactions in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007 (As Restated)	September 26, 2008	September 28, 2007 (As Restated)
Sales to ECRM, Inc.	$—	$117	$245	$709
Sales to Sumitomo Heavy Industries Ltd.	769	953	2,791	2,619
Purchases from Sumitomo Heavy Industries Ltd.	60	—	107	52

The following table summarizes the related party transactions on the balance sheet (in thousands):

	September 26, 2008	December 31, 2007 (As Restated)
Accounts receivable from ECRM, Inc.	$146	$211
Accounts receivable from Sumitomo Heavy Industries Ltd.	468	461
Accounts payable to Sumitomo Heavy Industries Ltd.	4	—

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

17. Subsequent Events

Impairment of Goodwill, Intangible Assets and Other Long-lived Assets

As discussed in Note 3 of Notes to Consolidated Financial Statements, the Company tests its goodwill balances and assesses its indefinite-lived assets annually in the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Definite-lived intangible and other long-lived assets are reviewed for impairment whenever changes in events or circumstances indicate their carrying value may not be recoverable.

The significant downturn in the global economy during the fourth quarter of 2008 negatively impacted the Company’s projected revenues, expenses and cash flows, suggesting that an impairment of the Company’s goodwill, intangible and other long-lived assets might exist. As a result, the Company undertook a review of these assets. Based upon the results of that review, the Company recorded an impairment charge of $215.1 million on its goodwill, intangible assets and other long-lived assets as of December 31, 2008

Bankruptcy Proceedings

Refer to Note 1 for further discussion of the “Chapter 11 Bankruptcy Filing”, “The Third Modified Joint Chapter 11 Plan of Reorganization”, and “The Plan Support Agreement.”

NASDAQ Delisting Determination

On November 3, 2009, the NASDAQ Hearing Panel of NASDAQ notified the Company that it had determined to delist the Company’s common shares from the NASDAQ Global Select Market and to suspend trading in the Company’s common shares. In accordance with Listing Rule 5830 and Rule 12d2-2 under the Securities Exchange Act of 1934, NASDAQ filed an application on Form 25 with the SEC on April 5, 2010, to delist the Company’s securities from NASDAQ. The application will become effective ten days after filing. See Note 1 “NASDAQ Delisting Determination” of the Notes to Consolidated Financial Statements for further discussion.

SEC Investigation

As discussed in the Explanatory Note to this Quarterly Report on Form 10-Q, we have conducted a Revenue Review of certain of our historic revenue transactions. On May 14, 2009, we received a notice from the SEC indicating that the SEC is conducting a formal investigation relating to our historical accounting practices and the restatement of our historical consolidated financial statements. The Company is cooperating fully with the SEC’s investigation.

Costs Associated with Exit or Disposal Activities

In December 2008, the Company announced the transfer of all volume related manufacturing from its Rugby, U.K. facility, to the Company’s facilities in China and newly acquired Excel manufacturing sites. These activities were completed in 2009, at a total cost of $5.0 million, which is composed of non-cash land and building impairment charges of $3.6 million, employee severance costs of $1.1 million, and facility related charges of $0.3 million. In December 2008, the Company recorded $3.9 million of this total to restructuring expense. It was composed of $3.6 million of non-cash land and building charges, and $0.3 million of employee severance costs. In addition to the amount recorded to restructuring and other expense, the Company recorded a charge of $0.6 million for inventory write-offs against cost of goods sold in 2008. The remaining portion of this restructuring activity has been recorded to restructuring and other expense in 2009. Additionally, in October 2009, the Company sold the Rugby, U.K. facility for proceeds of $3.6 million. The Company recorded a gain of $0.1 million on sale of the Rugby, U.K. facility in 2009.

Additionally, the Company has undertaken a number of cost reduction initiatives, including a workforce reduction of approximately 214 employees in fiscal 2009. The total approximate severance paid in 2009 by the Company in connection with these initiatives was approximately $3.9 million.

Auction Rate Securities

As discussed in Note 3 of Notes to Consolidated Financial Statements, the Company has holdings in Auction Rate Securities for which market stability does not currently exist. The Company had some success in liquidating these holdings during 2009. Of the $32.3 million in par value securities that the Company held as of September 26, 2008, it sold $19.3 million in 2009, and recorded net realized gains of $2.4 million on its sales of these securities. As of December 31, 2009, the Company continues to hold auction rate securities with a par value of $13.0 million. If the credit ratings of the issuer, the

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

bond insurers or the collateral deteriorate further or if the issuers of these auction rate securities are unable to successfully close further auctions, the Company may further reduce the carrying value of these investments and may in the future be required to record impairment charges against these investments, some of which may be considered other-than-temporary impairment charges. The Company may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 30 years) to recover its investment.

Amended Lease Agreement

In February 2010, the Company entered into an Amended Lease Agreement with 125 Middlesex Turnpike, LLC to reduce the term of its current lease at 125 Middlesex Turnpike, Bedford, Massachusetts from 12 years (of which approximate 10 years were remaining) to 3 years from the new effective date of March 12, 2010. The rental payment will continue at $0.1 million per month. The landlord has the right to terminate upon a written notice of termination (the “Termination Notice”) setting forth the new date on which the term of the lease shall expire (the “Early Termination Date”), which date shall be (a) no less than nine (9) months after the date of the Termination Notice, and (b) in any event, no earlier than June 1, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to anticipated financial performance; drivers of revenue growth; management’s plans and objectives for future operations and expenditures; business prospects; industry trends; market conditions; changes in accounting principles and changes in actual or assumed tax liabilities; expectations regarding tax exposure; anticipated capital requirements and working capital needs; amounts of debt, including expectations relative to the restructuring of the debt through Chapter 11 bankruptcy proceedings; anticipated reinvestment of future earnings; anticipated expenditures in regard to the Company’s benefit plans; and its anticipated use of currency hedges. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, management’s ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of the Company’s products or services; the Company’s ability to compete in an intensely competitive market; its ability to develop and introduce new products or enhancements on schedule and that respond to customer requirements and rapid technological change; new product introductions and enhancements by competitors; the Company’s ability to select and implement appropriate business models; plans and strategies and efforts to execute on them; the Company’s ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and its ability to manage changes and transitions in management/other key personnel; the impact of global economic conditions on the Company’s business; unauthorized use or misappropriation of its intellectual property; as well as the risk factors discussed herein and in other periodic reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Business Overview

We design, develop, manufacture and sell photonics-based solutions (consisting of lasers, laser systems and electro-optical components), precision motion devices, associated precision motion control technology and systems. Our customers incorporate our technology into their products or manufacturing processes, for a wide range of applications in the industrial, scientific, electronics, semiconductor, medical and aerospace markets. Our products allow customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications, including device complexity and miniaturization.

The photonics and electro-optical industry is subject to intense competition and rapid technological developments. Our strength and success is dependent upon developing and delivering successful, timely and cost effective solutions to our customers. For us to maintain our performance, we believe we must continue to increase our operational efficiencies, improve and refine our existing products, expand our product offerings and develop new applications for our technology.

The Company strives to create shareholder value through:

•	Organic sales growth by delivering a consistent stream of successful new product launches,

•	Generating high levels of cash flow from operations, and

•	Acquiring and successfully integrating businesses that have complementary and established core competencies.

We and our subsidiaries serve three primary industries or market segments: Precision Technology, Semiconductor Systems, and Excel. The Company’s Precision Technology Segment primarily sells components to original equipment manufacturers (OEMs), who then integrate its products into application specific products or systems. The Company’s OEM products include those based on its core competencies in laser, precision motion and motion control technology. The Company’s Semiconductor Systems Segment designs, develops and sells production systems that process semiconductor wafers using laser beams and high precision motion technology. The Company sells manufacturing systems to integrated device manufacturers and wafer processors. The Company’s Excel Segment, acquired in August 2008, designs, manufactures and markets photonics-based solutions consisting of lasers, laser-based systems, precision motion devices and electro-optical components, primarily for industrial and scientific applications. The Company’s Excel Segment primarily sells components to OEMs, who then integrate its products into application specific products or systems.

Strategy

GSI strives to expand its presence in its most attractive markets both through organic growth and strategic acquisitions. This strategy led to our acquisition of Excel in the third quarter of 2008. This transaction was a major step for us, as it introduced our presence in some of the attractive markets in which the Excel Segment operates, and it expanded our presence in some of the most attractive markets in which the Precision Technology Segment operates. During 2008 and 2009, we initiated the integration of Excel’s operations with ours. In 2010, we intend to focus on the completion of the integration of Excel into our operations and on the continued development and introduction of new products. In addition, we intend to continue to explore potential divestments of non-strategic businesses.

We had a number of significant events in 2008, 2009 and 2010 through the filing of this Quarterly Report on Form 10-Q. A discussion of those events follows.

Significant Events in 2008

Financial data, when presented throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes the effect of each of the following in the applicable reporting period:

1.	Restatement of our Financial Results. This restatement is more fully described in the “Explanatory Note” immediately preceding Part I of this Quarterly Report on Form 10-Q, and in Note 2, “Restatement of Previously Issued Financial Statements”, of Notes to Consolidated Financial Statements. The following table presents revenues and deferred revenues as reported and as restated (in thousands):

	Nine Months Ended September 26, 2008	Year-Ended December 31,
		2007	2006	2005	2004
	(Unaudited)			(Unaudited)	(Unaudited)
Revenues:
As reported (a)	$192,137	$306,067	$302,083	$251,761	$321,367
As restated	—	$291,081	$259,030	$248,283	$319,508

Deferred revenue (b):
As reported (a)	$108,591	$9,949	$2,965	$2,963	$1,811
As restated	—	$101,563	$80,283	$36,511	$30,411

(a)	Excludes U.S. Optics Business which is classified as discontinued operations.
(b)	Includes current and non-current deferred revenue.

2.	Divestiture of our U.S. Optics Business. On October 8, 2008, we completed the sale of our U.S. Optics Business for $21.6 million. The U.S. Optics Business was included in our Precision Technology Segment and is shown in the accompanying consolidated statement of operations as discontinued operations since the business was held for sale as of September 26, 2008. The divestiture of the U.S. Optics Business is more fully described in Note 5, “Discontinued Operations” of Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

3.

Excel Acquisition. In August 2008, we completed the acquisition of Excel Technology, Inc., a designer, manufacturer and marketer of photonics-based solutions consisting of lasers, laser based systems, precision motion devices and electro-optical components, primarily for industrial and scientific applications. We believe that Excel’s complementary products, technologies, and distribution channels will enable us to provide customers with a significantly broader set of technical solutions thereby allowing us to expand our market share. The Excel acquisition had a material impact on our results of operations in 2008. Excel is included in our consolidated financial statements since August 20, 2008. See Note 4, “Business Combinations”, of Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

4.	Debt Financing. The acquisition of Excel was financed in part with net cash proceeds received from the sale of $210.0 million of 11% unsecured senior notes and warrants to purchase our common shares. The remainder of the purchase price we paid for Excel was provided by cash on hand at the time of closing.

5.	Impairment of Goodwill, Intangible Assets and Other Long-lived Assets. During the fourth quarter of 2008, we recorded an impairment charge of $215.1 million resulting from our assessment of the fair value of our goodwill, intangible and other long-lived assets as of December 31, 2008. The impairment charge included an impairment of the goodwill, intangible and other long-lived assets we acquired as part of the Excel acquisition in August 2008, that is more fully discussed below under “Critical Accounting Policies and Estimates”, and also in Note 3 of Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

6.	Restructuring Charges. During the three-month and nine-month periods ended September 26, 2008, we recorded restructuring charges of $3.1 million and $4.2 million, respectively, resulting from various actions including workforce reductions and the cessation or relocation of certain activities. These actions are discussed below, in our discussion of our results of operations for the three-month and nine-month periods ended September 26, 2008 and September 28, 2007.

Significant Events in 2009 and 2010

In 2009 and 2010, the Company had a number of significant developments. These developments are discussed in the Explanatory Note that precedes Part I of this Quarterly Report on Form 10-Q, Note 1 of Notes to Consolidated Financial Statements under the headings “NASDAQ Delisting Determination,” “Chapter 11 Bankruptcy Filing,” “The Third Modified Joint Chapter 11 Plan of Reorganization” and “The Plan Support Agreement” and in Note 17 of Notes to Consolidated Financial Statements under the headings, “SEC Investigation,” “Costs Associated with Exit or Disposal Activities,” “Auction Rate Securities” and “Amended Lease Agreement.”

In addition to these events, we undertook a number of restructuring activities in 2009. We also undertook a number of cost reduction initiatives, including a workforce reduction of approximately 214 employees in fiscal 2009. The total approximate severance paid in 2009 by the Company in connection with these initiatives was approximately $3.9 million. The approximate annualized savings realized by us from these workforce reductions was approximately $11.2 million in 2009.

Our Revenue Review and related restatement of historic financial statements continued into 2009. The costs for these activities are significant, and have been charged to restructuring and other costs as incurred.

Going Concern

As a result of certain of the significant events discussed above and uncertainties inherent in the bankruptcy process, there is substantial doubt about our ability to continue as a going concern. Operating in bankruptcy imposes significant risks and uncertainties on our business. See Item 1A — “Risk Factors — Risks Relating to Bankruptcy” of Part II of this Quarterly Report on Form 10-Q for a discussion of the risks and uncertainties relating to our business and investing in our securities as a result of the Chapter 11 Cases.

We believe that when we emerge from bankruptcy, we will be sufficiently capitalized. We expect that we will have assets that exceed our liabilities, and that those assets, as well as the net assets derived from our continuing operations, will be sufficient to meet our obligations, including the obligations with respect to the payment of interest, and repayment of principal under the New Term Loan (see “The Third Modified Joint Chapter 11 Plan of Reorganization” in Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q). Notwithstanding our expectation upon our emergence from bankruptcy, uncertainties inherent in the bankruptcy process raise substantial doubt about our ability to continue as a going concern. In particular, until the Plan is confirmed by the Court, we may be required to pay the Senior Note Claims under the original terms of the Senior Notes. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Overview of Financial Results

As a result of the significant events described above, our financial results in 2008 differ significantly from those in recent years. During the nine months ended September 26, 2008, we reported a net loss of $14.1 million, compared to net income of $13.6 million in the corresponding period in 2007. Our operating results for the nine-month period included a significant charge of $12.1 million relating to the write-off of acquisition related in-process research and development in connection with our acquisition of Excel. In addition, we expensed $4.2 million in connection with restructuring activities during the first nine months of 2008 compared with $5.9 million during the first nine months of 2007.

Results of Operations for the Three Months Ended September 26, 2008 Compared with the Three Months Ended September 28, 2007

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	September 26, 2008	September 28, 2007 (As Restated)
Sales	100.0%	100.0%
Cost of goods sold	68.0	61.1

Gross profit	32.0	38.9

Research and development and engineering	12.4	8.8
Selling, general and administrative	23.3	18.0
Amortization of purchased intangibles	2.3	0.6
Restructuring	4.3	2.3
Acquisition related in-process research and development charge	17.0	—

Total operating expenses	59.3	29.7

	Three Months Ended
	September 26, 2008	September 28, 2007 (As Restated)
Income (loss) from operations	(27.3)	9.2
Interest income	0.8	2.0
Interest expense	(4.0)	—
Foreign exchange transaction gain (losses)	—	0.8
Other income (expense), net	—	—

Income (loss) from continuing operations before income taxes	(30.5)	12.0
Income tax provision (benefit)	(10.6)	4.1

Income (loss) from continuing operations	(19.9)	7.9
Income from discontinued operations, net of tax	—	—

Net income (loss)	(19.9)%	7.9%

Sales

The following table sets forth sales by business segment for the periods noted (dollars in thousands):

	Three Months Ended
	September 26, 2008	September 28, 2007 (As Restated)	Increase (Decrease)	Percentage Change
Precision Technology	$34,568	$53,270	$(18,702)	(35.1)%
Semiconductor Systems	17,116	32,121	(15,005)	(46.7)%
Excel	20,410	—	20,410	—
Intersegment sales elimination (1)	(651)	(1,314)	663	(50.5)%

Total	$71,443	$84,077	$(12,634)	(15.0)%

(1)	Sales of the Precision Technology segment’s products to the Semiconductor Systems segment.

Sales of the various product lines that comprise our Precision Technology Segment decreased by $18.7 million, or 35.1%, from $53.3 million during the three months ended September 28, 2007 to $34.6 million during the three months ended September 26, 2008. The decrease in sales of these product lines was primarily attributable to declines in our

Spindles, Scanners and Encoders product lines in the third quarter of 2008 compared with the third quarter of 2007. Worldwide demand for those products weakened markedly beginning in the third quarter of 2008 as turmoil in world financial markets intensified, credit conditions tightened and business and consumer confidence plummeted. The weakness in demand continued during the fourth quarter of 2008 and early 2009. Also, during the third quarter of 2007, we recognized approximately $8.5 million of revenue that had previously been deferred because the customer arrangements were not fixed and determinable. When the customer arrangements became fixed and determinable in the third quarter of 2007, the revenue was recognized.

Semiconductor Systems Segment revenues decreased by $15.0 million, or 46.7%, from $32.1 million during the three months ended September 28, 2007 to $17.1 million during the three months ended September 26, 2008. The decrease in Semiconductor Systems sales was primarily attributable to the global slowdown which had a dramatic adverse effect on the semiconductor market, which saw a markedly weakened end-user market for products. This weakened end-user demand directly affected our customers’ purchases of equipment that is used to produce semiconductor products. Revenue for both the third quarter of 2008 and the third quarter of 2007 includes revenue from orders that were placed by customers prior to the quarter, but that were not able to be fully delivered in those prior periods. The revenue has been recorded in the third quarter of 2008 or the third quarter of 2007, upon our completion of all deliverables for this equipment. At the end of the third quarter of 2008 and 2007, our worldwide deferred revenue was primarily related to our Semiconductor Systems Segment. Total deferred revenue increased by 6.9% from $101.6 million at December 31, 2007 to $108.6 million at September 26, 2008. We expect that a significant portion of the deferred revenue relating to undelivered elements as of September 26, 2008 will be recognized in the fourth quarter of 2008, 2009 and 2010. The decrease in shipments of Semiconductor Systems was particularly pronounced in the third and fourth quarters of 2008 compared with the third and fourth quarters of 2007 and continued at a low level throughout most of 2009. The outlook for 2010 is uncertain.

The Excel Segment contributed sales of $20.4 million from August 20, 2008, the date of acquisition, to September 26, 2008.

Gross Profit

The following table sets forth gross profit and gross profit percentage for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	September 26, 2008	September 28, 2007 (As Restated)
Gross profit:
Precision Technology	$11,000	$20,626
Semiconductor Systems	3,923	11,652
Excel	7,673	—
Intersegment sales elimination	290	423

Total	$22,886	$32,701

Gross profit percentages:
Precision Technology	31.8%	38.7%
Semiconductor Systems	22.9%	36.3%
Excel	37.6%	—
Intersegment sales elimination	(44.5)%	(32.2)%
Total	32.0%	38.9%

Gross profit as a percentage of sales can be influenced by a number of factors including product mix, pricing, volume, costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, at any particular time.

During the three months ended September 26, 2008, gross profit of the Precision Technology Segment decreased by $9.6 million or 46.7%, from $20.6 million during the three months ended September 28, 2007 to $11.0 million during the three months ended September 26, 2008. The Precision Technology Segment’s gross profit margin was 31.8% during the three months ended September 26, 2008 compared with a gross profit margin of 38.7% during the three months ended September 28, 2007. The decrease in gross profit and gross profit margin was primarily attributable to changes in product mix, as the gross profits vary among the product lines in this segment.

During the three months ended September 26, 2008, gross profit of the Semiconductor Systems Segment decreased by $7.7 million or 66.3%, from $11.7 million during the three months ended September 28, 2007 to $3.9 million during the three months ended September 26, 2008. The Semiconductor System Segment’s gross profit margin was 22.9% during the three months ended September 26, 2008 compared with a gross profit margin of 36.3% during the three months ended September 28, 2007. The decrease in the Semiconductor Systems Segment gross profit and gross profit margin was primarily attributable to fixed costs being absorbed into the revenue base that decreased by $15.0 million, or 46.7%, from $32.1 million during the three months ended September 28, 2007 to $17.1 million during the three months ended September 26, 2008.

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of labor and other employee-related expenses. R&D expenses were $8.9 million, or 12.4% of sales, during the three months ended September 26, 2008 compared with $7.4 million, or 8.8% of sales, during the corresponding period in 2007. R&D expenses, in terms of their total dollars, increased as a result of our acquisition of Excel in August 2008. The increases were partially offset by the elimination of certain staff positions in 2008 in connection with the restructuring activities discussed below. We believe the development and market introduction of new products and the enhancement of existing products are essential to our success. Accordingly, during 2009, we continued to invest in the development of new products across all three of our segments. We plan to continue to invest in R&D as we continue to pursue market leadership in all of our segments.

Selling, General and Administrative Expenses

Selling, general and administrative (“SGA”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management, and includes personnel related costs, commissions, advertising, legal, tax, accounting and other professional fees. SG&A expenses were $16.7 million in the three months ended September 26, 2008, representing 23.3% of sales compared to $15.1 million, or 18.0%, of sales in the corresponding period in 2007. SG&A expenses, in terms of their total dollars, increased primarily as a result of our acquisition of Excel in August 2008. The increases were offset in part by the elimination of certain staff positions in 2008 in connection with restructuring activities discussed below.

Amortization of Purchased Intangible Assets

Amortization of intangible assets is discussed below in “Critical Accounting Policies and Estimates”. All amortization of purchased intangible assets is charged to our Precision Technology and Excel Segments. Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold, was $1.6 million or 2.3% of sales in the three months ended September 26, 2008, compared with $0.6 million, or 0.6%, of sales in the corresponding period in 2007. The increase in 2008, in terms of both dollars and as a percentage of sales, was primarily related to the amortization of intangible assets we acquired as part of the Excel acquisition in August 2008.

Restructuring and Other

We recorded restructuring and other charges of $3.1 million and $1.9 million in the three months ended September 26, 2008 and September 28, 2007, respectively. The restructuring charges recorded during the three months ended September 26, 2008 primarily relate to the consolidation of certain of our operations within the United States, and include charges for redundant facilities and staffing reductions associated with the consolidation of certain of our operations into a new facility in Bedford, Massachusetts. As part of the consolidation, the Company implemented a plan to reduce its United States workforce by approximately 50 people and, accordingly, recorded a restructuring charge in the third quarter of 2008 of $3.0 million for severance costs. Approximately $1.2 million of this amount was attributable to headcount reductions in our Semiconductor Systems Segment; approximately $0.7 million was attributable to our Precision Technology Segment; and $1.1 million was attributable to corporate operations.

The restructuring charges of $1.9 million for the three months ended September 28, 2007 related primarily to our expansion of certain manufacturing operations into China, and out of the United Kingdom.

The following table summarizes the balance of the restructuring accrual on our consolidated balance sheets (in thousands):

Total
Balance at December 31, 2007	$1,342
Restructuring and other charges, net	4,206
Cash payments and other adjustments	(1,076)

Balance at September 26, 2008	$4,472

Acquisition Related In-Process Research and Development Charge

In connection with our acquisition of Excel in August 2008, we recorded a $12.1 million charge for acquisition related in-process research and development. The value assigned to in-process research and development was determined using an income approach by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and had no alternative future uses; accordingly, we have expensed the value of this research and development at the acquisition date in accordance with the provisions of SFAS 141.

Interest Income

Interest income decreased by $1.1 million, or 65.2%, from $1.7 million during the three months ended September 28, 2007 to $0.6 million during the three month period ending September 26, 2008. The decrease in interest income was primarily attributable to lower cash and investment balances following our acquisition of Excel in August 2008, as well as from us receiving lower returns on the balances. A significant portion of our cash balances was used to pay a portion of the purchase price paid for Excel.

Interest Expense

Interest expense was $2.9 million in the three month period ending September 26, 2008, compared to $26,000 in the comparable period in 2007. Interest expense increased due to the issuance of $210.0 million of 11% unsecured senior notes in August 2008 in connection with the acquisition of Excel.

Other Income (Expense) and Foreign Exchange Transaction Gains (Losses), Net

Other income (expense) and foreign exchange currency transaction gains (losses), net, were $10,000 in the three month period ending September 26, 2008, compared to $701,000 in the comparable period in 2007. The difference is primarily due to foreign exchange currency transaction gains that were recognized in the 2007 period.

Income Taxes

The effective tax (benefit) rate on the loss from continuing operations for the three months ended September 26, 2008, was (34.7%) compared with an effective tax rate of 57.5% on income from continuing operations for the three months ended September 28, 2007. The effective tax rate the for three months ended September 26, 2008 reflects the Company’s estimated annual effective tax rate and is primarily due to the tax rates in effect in the jurisdictions where income is earned, the tax impact or non deductibility of the acquired in-process research and development related to the Excel acquisition, the adjustments to record differences between the income tax returns that are filed and income tax provisions calculated for purposes of financial reporting in the United States, and recognizing interest income, interest expense, penalties, tax liabilities, and tax refunds from amended federal and state returns.

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

In connection with the Chapter 11 Cases described in Note 1 of Notes to Consolidated Financial Statements, the IRS has filed amended proofs of claim aggregating approximately $7.7 million for amounts it claims the Company owes for 2002 through 2008. The IRS has provided no information to substantiate its claims. The Company believes the IRS claims are without merit and intends to vigorously object to them in Bankruptcy Court. Consequently, the Company believes no adjustment of its estimated tax liability pursuant to FIN 48 is required.

Income from Discontinued Operations, Net of Tax

On October 8, 2008, we completed the sale of our U.S. Optics Business, located in Moorpark, California, which was a part of our Precision Technology Segment, for $21.6 million and recorded a gain on sale, net of tax, of $8.7 million. The operating results of this business have been reclassified and reported as income from discontinued operations in our accompanying consolidated statements of operations for all periods presented.

Results of Operations for the Nine Months Ended September 26, 2008 Compared to the Nine Months Ended September 28, 2007

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Nine Months Ended
	September 26, 2008	September 28, 2007 (As Restated)
Sales	100.0%	100.0%
Cost of goods sold	64.6	60.3

Gross profit	35.4	39.7

Operating expenses:
Research and development and engineering	12.4	10.1
Selling, general and administrative	24.4	19.7

	Nine Months Ended
	September 26, 2008	September 28, 2007 (As Restated)
Amortization of purchased intangibles	1.4	0.7
Restructuring	2.2	2.6
Acquisition related in-process research and development charges	6.3	—

Total operating expenses	46.7	33.1

Income (loss) from operations	(11.3)	6.6

Interest income	1.4	2.2
Interest expense	(1.5)	—
Foreign exchange transaction gains (losses)	0.1	0.2
Other income	0.1	—

Income (loss) from continuing operations before income taxes	(11.2)	9.0
Income tax provision (benefit)	(3.7)	3.0

Income (loss) from continuing operations	(7.5)	6.0
Income (loss) from discontinued operations, net of tax of 0.1%	0.1	0.1

Net income (loss)	(7.4)%	6.1%

Sales

The following table sets forth sales by business segment for the periods noted (dollars in thousands):

	Nine Months Ended
	September 26, 2008	September 28, 2007 (As Restated)	Increase (Decrease)	Percentage Change
Precision Technology	$118,941	$137,996	$(19,055)	(13.8)%

Semiconductor Systems	55,025	89,209	(34,184)	(38.3)%
Excel	20,410	—	20,410	—
Intersegment sales elimination (1)	(2,239)	(3,506)	1,267	(36.1)%

Total	$192,137	$223,699	$(31,562)	(14.1)%

(1)	Sales of the Precision Technology segment’s products to the Semiconductor Systems segment.

Sales of the various product lines that comprise our Precision Technology Segment decreased by $19.1 million, or 13.8%, from $138.0 million during the nine months ended September 28, 2007 to $118.9 million during the nine months ended September 26, 2008. The decrease in sales of these product lines was primarily attributable to declines in our Spindles, Scanners and Encoders product lines in the nine months ended September 26, 2008 compared with the nine months ended September 28, 2007. Worldwide demand for those products weakened markedly beginning in the third quarter of 2008 as turmoil in world financial markets intensified, credit conditions tightened and business and consumer confidence plummeted. The weakness in demand continued during the fourth quarter of 2008 and early 2009. Sales for both the first nine months of 2008 and the first nine months of 2007 include revenue from orders that were placed by customers in prior periods, but that were not able to be fully delivered in those earlier periods.

Semiconductor Systems Segment sales decreased by $34.2 million, or 38.3%, from $89.2 million during the nine months ended September 28, 2007 to $55.0 million during the nine months ended September 26, 2008. The decrease in Semiconductor Systems sales was primarily attributable to the global slowdown which had a dramatic adverse effect on the semiconductor market, which saw a markedly weakened end-user market for products. Sales for the nine months of 2008 and the nine months of 2007 include sales attributable to orders that were placed by customers in earlier periods, but that were not able to be fully delivered in those prior periods. The sales have been recognized in the period in which all deliverables were completed. At the end of the first nine months of 2008 and 2007, our worldwide deferred revenue was primarily related to our Semiconductor Systems Segment.

The Excel Segment contributed sales of $20.4 million from August 20, 2008, the date of acquisition, to September 26, 2008.

Gross Profit

The following table sets forth gross profit and gross profit percentage by business segments for the periods noted (dollars in thousands):

	Nine Months Ended
	September 26, 2008	September 28, 2007 (As Restated)

Gross profit:
Precision Technology	$42,913	$51,015
Semiconductor Systems	17,213	37,213
Excel	7,673	—
Intersegment sales elimination	252	533

Total	$68,051	$88,761

Gross profit percentages:
Precision Technology	36.1%	37.0%
Semiconductor Systems	31.3%	41.7%
Excel	37.6%	—
Intersegment sales elimination	(11.3)%	(15.2)%
Total	35.4%	39.7%

Gross profit as a percentage of sales can be influenced by a number of factors including product mix, pricing, volume, costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, at any particular time.

During the nine months ended September 26, 2008, gross profit of the Precision Technology Segment decreased by $8.1 million or 15.9%, from $51.0 million during the nine months ended September 28, 2007 to $42.9 million during the three months ended September 26, 2008. The Precision Technology Segment’s gross profit margin was 36.1% during the nine months ended September 26, 2008 compared with a gross profit margin of 37.0% during the nine months ended September 28, 2007. The decrease in gross profit and gross profit margin was primarily attributable to changes in product mix, as the gross profits vary among the product lines in this segment.

During the nine months ended September 26, 2008, gross profit of the Semiconductor Systems Segment decreased by $20.0 million or 53.7%, from $37.2 million during the nine months ended September 28, 2007 to $17.2 million during the nine months ended September 26, 2008. The Semiconductor System Segment’s gross profit margin was 31.3% during the nine months ended September 26, 2008 compared with a gross profit margin of 41.7% during the nine months ended September 28, 2007. The decrease in the Semiconductor Systems Segment gross profit and gross profit margin was primarily attributable to fixed costs being absorbed into the revenue base that decreased by $34.2 million, or 38.3%, from $89.2 million during the nine months ended September 28, 2007 to $55.0 million during the nine months ended September 26, 2008.

During the nine months ended September 26, 2008, Excel generated $7.7 million of gross profit, or 37.6% of sales. Excel was acquired in August 2008.

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses were $23.8 million in the nine months ended September 26, 2008, representing 12.4% of sales, compared with $22.5 million, or 10.1% of sales in the corresponding period in 2007. R&D expenses, in terms of their total dollars, increased as a result of our acquisition of Excel in August 2008. The increase was partially offset by the elimination of certain staff positions during 2008 in connection with restructuring activities discussed below.

Selling, General and Administrative Expenses

Selling, general and administrative (“SGA”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal information systems, facilities and executive management, and includes personnel related costs, commissions, advertising, legal, tax, accounting and other professional fees. SGA expenses were $46.9 million, or 24.4% of sales in the nine months ended September 26, 2008 compared with $44.0 million, or 19.7% of sales in the corresponding period in 2007. SGA expenses, in terms of their total dollars, increased primarily as a result of our acquisition of Excel in August 2008. The increases were partially offset by the elimination of certain staff positions in 2008 in connection with the restructuring activities discussed below. Additionally, in 2007, we recorded a $2.0 million reduction to our SGA expenses due to the cash payment we received in connection with the settlement of our claims against Lumenis Ltd.

Amortization of Purchased Intangible Assets

Amortization of intangible assets is discussed below in “Critical Accounting Policies and Estimates”. All amortization of purchased intangible assets is charged to our Precision Technology and Excel Segments. Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold, was $2.7 million or 1.4% of sales in the nine months ended September 26, 2008, compared to $1.7 million, or 0.7%, of sales in the corresponding period in 2007. The increase in 2008 was primarily related to the amortization of intangible assets we acquired as part of the Excel acquisition in August 2008.

Restructuring and Other

We recorded restructuring and other charges of $4.2 million and $5.9 million in the nine month periods ended September 26, 2008 and September 28, 2007, respectively.

In 2007, the Company implemented a plan to expand its manufacturing operations in China and restructure its manufacturing operations in the United Kingdom. These actions were part of the Precision Technology Segment’s overall plan to expand its presence in Asia and increase profitability. These restructuring efforts were largely completed in 2007.

On February 29, 2008 and June 27, 2008, the Company executed agreements to sell assets related to its otherwise discontinued Impact product line, and certain assets related to its LaserMark and Excimer laser product lines. The majority of the assets sold in the transaction represented inventory that had already been written off and were included as part of the restructuring charges recorded in 2007. The sale of these assets resulted in a restructuring benefit of $0.3 million for the nine months ended September 26, 2008. Payments received on asset sales that are due beyond one year will be recorded as restructuring benefits when they are received.

In the second quarter of 2008, the Company implemented a plan to close its Novi, Michigan facility, which provided U.S. sales, applications and service support to a product line included in the Company’s Precision Technology Segment. The Novi facility was consolidated within the Company’s Bedford, Massachusetts facility. In connection with this action, the Company recorded a restructuring charge of $1.4 million, consisting of $0.7 million for employee severance and $0.7 million in lease abandonment and related costs.

Interest Income

Interest income decreased by $2.2 million, or 43.9%, from $4.9 million during the nine months ended September 28, 2007 to $2.8 million during the nine month period ending September 26, 2008. The decrease in interest income was primarily attributable to lower cash and investment balances following our acquisition of Excel in August 2008, as well as from us receiving lower returns on cash and investment balances. We used a significant portion of our cash balances to pay a portion of the Excel purchase price in August 2008.

Interest Expense

Interest expense was $2.9 million during the nine month period ending September 26, 2008, compared to $0.1 million in the comparable period in 2007. Interest expense increased due to the issuance of $210.0 million of 11% unsecured senior notes in August 2008 in connection with the acquisition of Excel.

Other Income (Expense) and Foreign Exchange Transaction Gains (Losses), Net

Other income (expense) and foreign exchange currency transaction gains (losses), net, was $0.4 million in the nine month period ending September 26, 2008, compared to $0.6 million in the comparable period in 2007. The difference is primarily due to foreign exchange currency transaction gains that were recorded in the 2007 period.

Income Taxes

The effective tax (benefit) rate on loss from continuing operations for the nine months ended September 26, 2008, was (33.2%) compared with an effective tax rate of 34.0% on income from continuing operations for the nine months ended September 28, 2007. The effective tax rate for nine months ended September 26, 2008 reflects the Company’s estimated annual effective tax rate and is primarily due to the tax rates in effect in the jurisdictions where income is earned, the tax impact or non deductibility of the acquired in-process research and development related to the Excel acquisition, the adjustment of utilization of net operating losses during the IRS appeal review for the tax years from 1999 to 2002, the increase in interest receivable resulting from the IRS audit for the tax years from 1999 to 2002, the increase in the potential refunds and accrued interest income from the potential refunds claimed on the federal amended returns for the tax years from 2000 to 2006 and adjustments for differences between filed income tax returns and the tax provisions calculated for purposes of financial reporting in the United States.

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

In connection with the Chapter 11 Cases described in Note 1 of Notes to Consolidated Financial Statements, the IRS has filed amended proofs of claim aggregating approximately $7.7 million for amounts it claims the Company owes for 2002 through 2008. The IRS has provided no information to substantiate its claims. The Company believes the IRS claims are without merit and intends to vigorously object to them in Bankruptcy Court. Consequently, the Company believes no adjustment of its estimated tax liability pursuant to FIN 48 is required.

Liquidity and Capital Resources

On November 20, 2009, GSIG, together with two of its subsidiaries, voluntarily filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Under the Bankruptcy Code, GSIG’s status as a bankruptcy debtor automatically accelerates the payment of all of its debt, including the debt arising under the Senior Notes. Accordingly, this debt has been classified as current. These conditions raise substantial doubt about our ability to continue as a going concern, including uncertainty with respect to the realization of the value of our assets, and our ability to discharge our liabilities. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Cash and cash equivalents totaled $52.1 million at September 26, 2008, compared to $172.4 million at December 31, 2007. The decrease in cash and cash equivalents is primarily related to the portion of cash on hand that we used during 2008 to fund a portion of our acquisition of Excel in August 2008.

As of September 26, 2008 we also held auction rate securities, recorded at fair value of $25.9 million. These auction rate securities are student loans backed by the federal government and are privately insured. Current capital market conditions have impacted our ability to liquidate certain auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. Due to the current capital market conditions, auctions have not had sufficient bidders to allow investors to complete a sale of some auction rate securities. Due to the uncertainty in the market as to when these auction rate notes will be refinanced or the auctions will resume. We have had some success in liquidating these holdings during 2009. Of the $32.3 million par value of auction rate securities that we held as of September 26, 2008, we sold $19.3 million of the securities in 2009.

Cash Flows for Nine Months Ended September 26, 2008 and September 28, 2007

Cash provided by operating activities for the first nine months in 2008 was $42.8 million, compared to $22.3 million during the corresponding period in 2007, a difference of $20.5 million. The increase in cash provided by operating activities was primarily attributable to the following factors:

•

For the first nine months in 2008, we recorded a net loss of $14.1 million, compared with net income of $13.6 million during the corresponding period in 2007, before non-cash adjustments to reconcile net income (loss) to net cash from operating activities.

•	Non-cash adjustments to reconcile net income (loss) to cash provided by operating activities, included the following material items:

•	Acquisition-related in-process R&D charge of $12.1 million during the first nine months in 2008; there were no such charges during the corresponding period in 2007.

•	Depreciation and amortization charges were $11.7 million during the first nine months in 2008 compared with $11.0 million during the first nine months of 2007.

•	Share-based compensation was $2.3 million in the first nine months in 2008, compared with $1.8 million during the first nine months in 2007.

•	Net gain on the sale of property and equipment was $1.2 million during the first nine months in 2008; there was no gain or loss from the sale of property and equipment recognized in 2007.

•	During the nine months ended September 26, 2008, deferred income taxes increased by $0.4 million, compared with a $2.7 million decrease in the corresponding period in 2007.

•	During the first nine months of 2008, we incurred non-cash interest expense of $274,000, comprised of $142,000 of amortization of debt discount and $132,000 of amortization of debt issuance costs.

•	Changes in our operating assets and liabilities provided $32.1 million of cash during the first nine months in 2008 and used $6.5 million of cash during the first nine months of 2007.

•

A decrease in our accounts receivable balance in the first nine months of 2008 provided $26.4 million of cash; an increase in our accounts receivable balance during the first nine months of 2007 used $17.2 million of cash.

•	Inventory decreased by approximately $13.0 million during the first nine months of 2008 and decreased by $6.0 million during the first nine months of 2007.

•

An increase in other current assets during the first nine months of 2008 resulted in a use of cash of $5.0 million; during the first nine months of 2007, $5.7 million of cash was provided by a decrease in other current assets.

•

The net change to deferred revenue and related deferred cost of goods sold resulted in a $1.6 million use of cash in the first nine months of 2008 and a $1.6 million use of cash in the first nine months of 2007.

•

A decrease in accounts payable and accrued expenses resulted in a use of cash of $0.6 million during the first nine months of 2008 while an increase in accounts payable and accrued expenses during the first nine months of 2007 provided cash of $1.7 million.

Income from discontinued operations during the first nine months of 2008 was $310,000, compared with income of $266,000 during the first nine months in 2007. Our discontinued operations used $0.2 million of cash to fund their operating activities during the first nine months of 2008 and $1.0 million to fund their operating activities during the first nine months of 2007.

Cash used in investing activities was $360.3 million during the first nine months in 2008; during the first nine months of 2007, our investing activities used $6.7 million of cash. Cash used in investing activities increased during the first nine months of 2008 compared with the first nine months of 2007 as a result of the following events:

•

We used approximately $358.3 million of cash, net of cash acquired, in August 2008 to acquire Excel; during the first nine months of 2007, we used approximately $3.0 million of cash for the acquisition of our U.K. beryllium business.

•

We used $16.4 million of cash during the first nine months in 2008 to acquire property, plant and equipment, primarily in connection with the consolidation of several Precision Technology Segment product lines and our Semiconductor Systems Segment into one facility, compared with $3.9 million used to acquire property, plant and equipment during the first nine months of 2007.

•	Changes in long-term assets and liabilities generated $10.2 million of cash during the first nine months in 2008 compared with $0.4 million during the corresponding period in 2007.

•	During the first nine months of 2008, we generated $3.2 million of cash from the sale of property, plant and equipment as a result of our restructuring efforts with the U.K. and China operations.

Cash provided by investing activities from discontinued operations during the first nine months in 2008 was $1.0 million compared to $250,000 used during the corresponding period in 2007.

Cash provided by financing activities was $197.2 million during the first nine months in 2008 compared with $5.3 million of cash provided during the corresponding period in 2007. The increase in cash provided by financing activities of continuing operations was primarily attributable to the following factors:

•

In August 2008, we received cash proceeds, net of issuance costs, of $203.5 million from the issuance of 11% unsecured Senior Notes that were used to fund a portion of our acquisition of Excel. We did not issue any debt during the nine months ended September 28, 2007.

•

During the first nine months of 2008 we used $6.4 million of cash to repurchase shares of our common stock, compared to $2.4 million used to repurchase our common stock in the first nine months of 2007.

•

Net cash proceeds of $63,000 were received from the issuance of share capital during the first nine months of 2008 compared with net cash proceeds of $7.3 million received in the corresponding period in 2007.

In addition to cash flows from operating, investing and financing activities, exchange rate changes resulted in an increase of $0.1 million in our cash balances during the first nine months of 2008 compared with $2.6 million during the corresponding period in 2007.

Other Liquidity Matters

Debt

On August 20, 2008 (the “Closing Date”), we issued to various investors $210.0 million of unsecured senior notes (the “Senior Notes”), along with detachable warrants (the “Warrants”), for collective net proceeds to us of $203.5 million. The proceeds were used to fund a portion of our acquisition of Excel. The Senior Notes carry a fixed interest rate of 11.0%. The detachable Warrants allowed the holders to purchase 5,882,520 of our common shares. We ascribed a fair value to the Warrants in the amount of $26.3 million as of the closing date of the acquisition. The fair value was based upon the Black-Scholes option pricing model, assuming a risk-free interest rate of 3.0%, an expected term of 5.0 years, a volatility rate of 85.0% and no dividends. The Warrants were exercised by the warrant holders in the fourth quarter of 2008, under a “net exercise”, from which 5,858,495 shares of our common stock were issued.

The Senior Notes pay interest semi-annually and mature in August 2013. After the first year anniversary of the Closing Date, we may redeem up to 50% of the Senior Notes with no penalty or premium. After the third anniversary of the Closing Date, we may redeem all remaining Senior Notes, again with no penalty or premium. The Senior Notes require us to comply with certain covenants that restrict the Company from taking on additional debt, repurchasing equity, making investments or selling certain assets. Under the Bankruptcy Code, our status as a bankruptcy debtor automatically accelerates the payment of all of our debt, including that arising under the Senior Notes. Accordingly, we have classified this debt as current in our September 26, 2008 consolidated financial statements. As further discussed above under “The Third Modified Joint Chapter 11 Plan of Reorganization” the holders of the Senior Notes have agreed to exchange their Senior Note Claims in exchange for: (i) approximately 53.8% of GSIG’s post-consummation outstanding shares, (ii) new secured notes in the aggregate amount of $110 million and (iii) their pro rata portion of the Cash Payment.

The $26.3 million value of the Warrants was recorded as a discount against the debt. This discount is being amortized to interest expense using the effective interest method over the life of the Senior Notes. In connection with the issuance of the Senior Notes, the Company incurred $6.5 million in issuance fees which are included in other current assets. These issuance fees are being amortized to interest expense over the contractual term of the Senior Notes. As of September 26, 2008, the unamortized portion of the valuation of the warrants was $26.2 million, and the unamortized debt issuance costs were $6.3 million. The Senior Notes, net of the value of the warrants and net of the debt issuance costs, constitute a net carrying value of $183.8 million at September 26, 2008. There was no debt outstanding as of December 31, 2007. For the nine months ended September 26, 2008, the total amount recorded to interest expense, including the accretion of the warrant value, and of the debt issuance costs, was $2.8 million.

As discussed further at Note 2 of Notes to Consolidated Financial Statements, in connection with the Revenue Review, we failed to timely file our annual and quarterly reports. In connection with the issuance of the Warrants, the Company and the Warrant holders entered into a Registration Rights Agreement (the “RRA”), dated as of August 20, 2008, pursuant to which we agreed to register the common shares issuable upon exercise of the Warrants. We filed that registration statement on Form S-3 in October 2008, simultaneously with the exercise of the Warrants. As a result of our failure to file our Quarterly Report on Form 10-Q for the period ended September 26, 2008, on November 12, 2008 we notified the former Warrant holders that we were indefinitely suspending the Company’s registration statement on Form S-3. Pursuant to the RRA, the Company is obligated to maintain the effectiveness of the registration statement until the earlier of (i) the date which is twelve (12) months after the Effective Time (October 23, 2008) and (ii) the date on which there are no registrable securities (the “Maintenance Period”). Under the RRA, monetary penalties accrue and are payable to the former Warrant holders for failure to maintain an effective registration statement during the Maintenance Period, subject to certain terms and conditions more specifically set forth therein. As of September 26, 2008, we had not incurred any penalties under the RRA. In the fourth quarter of 2008, we incurred penalties under the RRA and have accordingly recorded expenses and corresponding accrued liability of $0.8 million. We have continued to incur penalties under the RRA into 2009. The maximum penalty payments payable under these provisions is approximately $4.0 million.

Acquisition Related In-Process Research and Development

In connection with our acquisition of Excel in August 2008, we acquired certain in-process research and development projects. Because these projects had not yet reached the point of technological feasibility and had no alternative uses, the costs which had been incurred for these projects of $12.1 million were written off at the date of acquisition as described above. We have continued work on several of these projects and anticipate that costs to complete the development of these projects will be approximately $4.4 million, and will be completed between December 2008 and December 2010. The successful development of new products and product enhancements is subject to numerous risks and uncertainties, both known and unknown, including unanticipated delays, access to capital, budget overruns, technical problems and other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products and enhancements. Given the uncertainties inherent with product development and introduction, there can be no assurance that any of our product development efforts will be successful on a timely basis or within budget, if at all. The failure of the combined Company to develop new products and product enhancements on a timely basis or within budget could harm our results of operations and financial condition.

Pension Plans

We maintain two plans that are considered to be defined benefit plans under the provisions of SFAS 158, a plan in the U.K., and a plan in Japan.

Our U.K. plan was closed to new members in 1997 and we curtailed our sponsorship in 2002, thereby limiting our obligation to benefits earned through that date. Benefits under this plan were based on the employees’ years of service and compensation. We continue to follow our policy to fund this pension plan based on widely accepted actuarial methods. Our Japanese plan is an active plan.

Our funding policy is to fund pensions and other benefits based on actuarial methods as permitted by regulatory authorities. The results of funding valuations depend on the assumptions that we make with regard to attributes such as asset returns, rates of members’ benefits increases, mortality, retail price inflation and other market driven changes. The assumptions used represent one estimate of a possible future outcome. The final cost to us will be determined by events as they actually become known.

In the U.K., funding valuations are conducted every three years. Based on the last completed funding valuation on November 30, 2006, the Company and the Plan Trustees agreed to a schedule of contributions under which the Company is contributing approximately $48,000 per month until March 2018. We subsequently changed our U.K. plan year end to December 31, and so we are required to conduct a funding valuation sooner than the previously scheduled date of November 30, 2009. Accordingly, we began a funding valuation as of December 31, 2008. Upon the completion of this valuation, these monthly contributions may change. The Japanese plan includes a guarantee of return of principal and yearly interest of 0.75%; therefore, there are no significant fluctuations in this plan.

See Note 11 of Notes to Consolidated Financial Statements for further information about these plans.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Historically, the Company’s contractual obligations have primarily consisted of operating leases, purchase commitments, deferred compensation arrangements and pension obligations. During the nine months ended September 26, 2008, the Company issued $210 million of 11% unsecured senior notes pursuant to the terms of an indenture agreement together with detachable warrants for the purchase of 5,882,520 shares of common stock as described in Note 8, “Debt” of Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report. Interest on the Senior Notes is payable semi-annually. When they were issued, the Senior Notes were due in 2013. However, as discussed in Item 4 of Part II of this Quarterly Report, the filing of the Chapter 11 Petitions constituted an event of default under the Indenture, dated as of August 20, 2008, by and among GSI Group Corporation, as issuer, the Company, as guarantor, the other guarantors party thereto from time to time and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Senior Notes. The Company has $210 million aggregate principal amount of Senior Notes outstanding. As a result of the filing of the Chapter 11 Petitions, all indebtedness outstanding under the Senior Notes was accelerated and became due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Company and the application of applicable bankruptcy law.

If the Senior Notes remained outstanding until their original scheduled maturity date in 2013, annual interest expense on the Senior Notes would be as follows (in thousands):

Year Ending December 31,	Annual Interest Expense
2009	$23,100
2010	23,100
2011	23,100
2012	23,100
2013	14,438
Thereafter	—

Total	$106,838

In connection with the Revenue Review discussed in Note 2 of Notes to Consolidated Financial Statements, we have failed to timely file our annual and quarterly reports with the Securities and Exchange Commission. In connection with the issuance of the detachable warrants noted above, the Company and the warrant holders entered into a Registration Rights Agreement (the “RRA”), dated as of August 20, 2008, pursuant to which we agreed to register the common shares issuable upon exercise of the warrants. We filed that registration statement on Form S-3 in October 2008, simultaneously with the exercise of the warrants. As a result of our failure to file this Quarterly Report on Form 10-Q for the period ended September 26, 2008, by November 12, 2008 we notified the former warrant holders that we were indefinitely suspending the Company’s registration statement on Form S-3. Pursuant to the RRA, the Company is obligated to maintain the effectiveness of the registration statement until the earlier of (i) the date which is twelve (12) months after the Effective Time (October 23, 2008) and (ii) the date on which there are no registrable securities (the “Maintenance Period”). Monetary penalties accrue and are payable to the former holders of the detachable warrants issued in connection with the issuance of the Senior Notes for failure to maintain an effective registration statement during the Maintenance Period, subject to certain terms and conditions set forth in the RRA. As of September 26, 2008, we had not incurred any penalties under the RRA. In the fourth quarter of 2008, we incurred penalties under the RRA and recorded expenses and corresponding accrued liability of $0.8 million. We have continued to incur penalties under the RRA into 2009. The maximum penalty payments payable under these provisions is approximately $4.0 million.

Off-Balance Sheet Arrangements

Through September 26, 2008, we had not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition, fair value measurements, allowance for doubtful accounts, inventory costing and reserves, the assessment of the valuation of goodwill, intangible assets and tangible long-lived assets, accounting for business combinations, employee benefit plans, accounting for restructuring activities; accounting for income taxes and related valuation allowances, and accounting for loss contingencies. Actual results could differ significantly from our estimates.

We believe that the following critical accounting policies most significantly affect the portrayal of our financial condition and results of operations and require the most difficult and subjective judgments.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, risk of loss has passed to the customer and collection of the resulting receivable is reasonably assured. Revenue recognition requires judgment and estimates, which may affect the amount and timing of revenue recognized in any given period.

We follow the provisions of Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables” for all multiple element arrangements. Under EITF 00-21, we assess whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and whether objective and reliable evidence of fair value exists for these separate units of accounting. We apply the residual method when objective and reliable evidence of fair value exists for all of the undelivered elements in a multiple element arrangement. When objective and reliable evidence of fair value does not exist for all of the undelivered elements in a multiple element arrangement, we recognize revenue under the multiple units shipped methodology, whereby revenue is recognized in each period based upon the lowest common percentage of the products shipped in the period. This approximates a proportional performance model of revenue recognition. This generally results in a partial deferral of revenue to a later reporting period. No revenue is recognized unless one unit of each product has been delivered.

Although certain of our products contain operating and application software, we have determined the software element is incidental in accordance with the AICPA’s Statement of Position (“SOP 97-2”) and EITF 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”

We determine the unit of accounting for certain transactions based on the guidance in TPA 5100.39. In particular, multiple purchase orders may be deemed to be interrelated and considered to constitute a multiple element arrangement for accounting purposes.

Semiconductor Systems transactions are generally multiple element arrangements which may include hardware, software, installation, training, an initial standard warranty, and optional extended warranty arrangements. We generally design, market and sell these products as standard configurations. For those standard configurations where acceptance criteria, if any, exist and are demonstrated prior to shipment, revenue is recorded at the time of shipment. For those cases where acceptance criteria cannot be demonstrated prior to shipment of a product or if a significant amount of fees are due upon acceptance, we recognize revenue upon customer acceptance. Acceptance is generally required for sales of Semiconductor Systems Segment products to Japanese customers, sales of “New Products”, which are considered by us, for purposes of revenue recognition determination, to be either (a) a product that is newly released to all customers, including a product which may have been existing previously, but which has been substantially upgraded with respect to its features or functionality; or, (b) the sale of an existing product to a customer who has not previously purchased that product. We follow a set of predetermined criteria when changing the classification of a New Product to a standard configuration whereby acceptance criteria are considered to be demonstrated at the time of shipment.

Precision Technology Segment and Excel Segment transactions include both single element and multiple element transactions. Multiple element transactions may include two or more products and occasionally also contain installation, training or preventative maintenance plans. Revenue is generally recognized under the multiple units shipped methodology described above.

Our Semiconductor Systems Segment also sells spare parts and consumable items, which are not subject to acceptance criteria. Revenue for these spare parts and consumable items is generally recognized under the multiple units shipped methodology described above.

Installation is generally a routine process that occurs within a short period of time from delivery and we have concluded that this obligation is inconsequential and perfunctory. As such, for transactions that include installation, and for which customer acceptance has not been deemed necessary in order to record the revenue, the cost of installation is accrued at the time product revenue is recorded and no related revenue is deferred. Historically, the costs of installation have not been significant.

The initial standard warranty for product sales is accounted for under the provisions of SFAS 5, “Accounting for Contingencies,” as we have the ability to ascertain the probable likelihood of the liability, and can estimate the amount of the liability. A provision for the estimated cost related to warranty is recorded to cost of goods sold at the time revenue is recognized. Our estimate of costs to service the warranty obligations are based on historical experience and expectations of future conditions. To the extent we experience increased warranty claims or increased costs associated with servicing those claims, revisions to the estimated warranty liability are recorded as increases or decreases to the accrual at that time, with an offsetting entry recorded to cost of goods sold.

We also sell optional extended warranty services, and preventative maintenance contracts, at the time of their product purchase. We account for these agreements in accordance with provisions of FASB Technical Bulletin (“FTB”) 90-1 “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” under which we recognize the separately priced extended warranty and preventative maintenance fees over the associated period.

We, at the request of our customers, may at times perform professional services for our customers, generally for the maintenance and repairs of products previously sold to those customers. These services are usually in the form of time and materials based contracts which are short in their duration. Revenue for time and material services is recorded at the completion of services requested under a customer’s purchase order. Customers may, at times subsequent to the initial product sale, purchase a service contract whereby services, including preventative maintenance plans, are provided over a defined period, generally one year. Revenue for such service contracts are recorded ratably over the period of the contract.

We typically negotiate trade discounts and agreed terms in advance of order acceptance and record any such items as a reduction of revenue. Our revenue recognition policy allows for revenue to be recognized under arrangements where the payment terms are 180 days or less, presuming all other revenue recognition criteria have been met. From time to time, based on our review of customer creditworthiness and other factors, we may provide our customers with payment terms that exceed 180 days. To the extent all other revenue recognition criteria have been met, we recognize revenue for these extended payment arrangements as the payments become due.

We have significant deferred revenue included in our accompanying consolidated balance sheets, with balances (including both current and long-term amounts) of $108.6 million and $101.6 million as of September 26, 2008 and December 31, 2007, respectively. A significant majority of these amounts relate to arrangements whereby the entire arrangement has been accounted for as deferred revenue, as there is no fair value for the undelivered elements. Upon the final delivery of the undelivered element(s) of the arrangement, the revenue will be recorded for that arrangement. To a lesser extent, the deferred revenue balances relate to either: (a) the unrecognized portion of a multiple element arrangements that is being recognized into revenue over a ratable basis as associated services are performed; (b) arrangements not currently recognizable due to the arrangement not being fixed and determinable at its inception; (c) the future amortization to revenue of extended warranty contracts and preventative maintenance plans; (d) revenue deferrals for product shipments with FOB destination shipping terms; and (e) deposits from customers against future orders. The classification of deferred revenue, and deferred cost of goods sold, is based on our expectations relative to when the revenue will be recognized, based on facts known to us as of the date our financial statements are released.

Fair Value Measurements. On January 1, 2008, we adopted SFAS 157, “Fair Value Measurements,” with no impact on our consolidated results and financial position. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable.

Included in our financial assets with fair value measurements are $32.3 million in par value auction rate securities that we acquired in connection with our purchase of Excel. These auction rate securities are level 3 assets for which no observable market value exists, and for which we have valued based on assumptions the market participants might use in their estimates of fair value. As of September 26, 2008, the auction rate securities have a fair value of $25.9 million.

Included in our financial liabilities with fair value measurements are $210.0 million of Senior Notes. As of September 26, 2008, these senior notes have a fair value of $204.0 million, based on quoted prices for similar liabilities, or similar liabilities traded as assets

Allowances for Doubtful Accounts. We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of receivables, including the current credit-worthiness of each customer. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The collectibility of accounts receivable is evaluated based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due, to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we estimate an allowance for bad debts based upon the total accounts receivable balance and the percentage expected to be realized through subsequent cash collections. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

Inventories. Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using first-in, first-out method.

We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

Business Combinations. In accordance with SFAS 141, “Business Combinations,” we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities and pre-acquisition contingencies.

Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•	future expected cash flows from sales of acquired product lines, developed technologies and patents;

•	expected costs to develop in-process research and development projects into commercially viable products and the estimated cash flows from the projects when completed;

•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and

•	discount rates.

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Effective January 1, 2009, we adopted SFAS 141 (revised 2007), “Business Combinations.” Refer to Recent Accounting Pronouncements below for additional information.

Goodwill, Intangible Assets and Impairments. As discussed above, in “Business Combinations”, our goodwill and intangible assets generally arise from business combinations. Our most significant intangible assets are acquired technology, customer relationships, and trademarks and trade names. The purchase price we pay for acquired companies is allocated first to the acquired tangible assets and liabilities at their fair value. Any excess purchase price is then allocated to identifiable intangible assets and the remainder, if any, is assigned to goodwill. We make various assumptions and estimates in order to assign fair value to acquired tangible and intangible assets and liabilities, including those associated with our business plans and related cash flow forecasts, as well as discount rates and terminal values, among others. Actual cash flows may vary from forecasts used to value the intangible assets at the time of the business combination.

Our most significant intangible assets are acquired technology, customer relationships, and trademarks and trade names. In addition to our review of the carrying values of each asset, the useful life assumptions for each asset, including the classification of certain intangible assets as ‘indefinite lived’, are reviewed on a periodic basis to determine if changes in circumstances warrant revisions to them. All definite-lived intangible assets are amortized over the periods in which their economic benefits are expected to be realized.

We test our goodwill for impairment on an annual basis in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” which first requires a comparison of the carrying value of each of our reporting units’ net assets to their fair value. If the carrying value of a reporting unit exceeds its fair value, we calculate the implied fair value of the reporting unit’s goodwill and compare it to the goodwill’s carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded for the difference. The implied fair value of goodwill is calculated by performing a fair value assessment of the assets and liabilities of the reporting unit, in a manner consistent with the discussion above with respect to the initial fair value allocation performed in a business combination. The carrying value of each reporting unit’s assets and liabilities are predominantly specifically identifiable. Additionally, reporting units that benefit from corporate assets or liabilities are allocated a portion of those corporate assets and liabilities on a systematic, proportional basis.

Our indefinite-lived intangible assets represent trade names that were acquired in the August 2008 Excel acquisition. The Company will assess these indefinite-lived intangible assets for impairment on an annual basis and periodically reassess their continuing classification as indefinite-lived. Discounted cash flow forecasts for each indefinite-lived intangible asset are used to fair value them. Impairment exists if the fair value of the intangible asset is less than its carrying value. An impairment charge equal to the difference is recorded to reduce the carrying value to its fair value.

We evaluate amortizable intangible assets and other long-lived assets for impairment, in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” whenever changes in events or circumstances indicate carrying values may exceed their undiscounted cash flow forecasts. If undiscounted cash flow forecasts indicate the carrying value of a definite-lived intangible asset may not be recoverable, a fair value assessment is performed. Fair value estimates are derived from discounted cash flow forecasts for the intangible asset. If fair value is less than carrying value, an impairment charge equal to the difference is recorded, thereby reducing the intangible asset’s carrying value to its fair value. We also review the useful life assumptions for definite-lived intangible assets on a periodic basis to determine if changes in circumstances warrant revisions to them. All definite-lived intangible assets are amortized over the periods in which their economic benefits are expected to be realized.

Factors which may trigger an impairment of our goodwill, intangible assets and other long-lived assets include the following:

•	underperformance relative to historical or projected future operating results;

•	changes in the manner of our use of acquired assets or the strategy for our overall business;

•	negative industry or economic trends;

•	interest rate changes;

•	technological changes or developments;

•	changes in competition;

•	loss of key customers or personnel;

•	adverse judicial or legislative outcomes or political developments;

•	declines in our stock price for a sustained period; and

•	the decline of our market capitalization below net book value.

The occurrence of any of these events or any other unforeseeable event or circumstance that materially affects future results or cash flows may cause an impairment that is material to our results of operations or financial position in the reporting period in which it occurs or is identified.

During the fourth quarter of 2008, the global economy experienced a significant downturn which negatively impacted our estimated future revenues and cash flows, as compared to our prior estimates, including those estimates made at the time we acquired Excel. The Company had performed its annual goodwill impairment test at the beginning of the second quarter of 2008 noting no impairment. However, the downturn in the global economy and its effect on the Company’s business, including its revenues, suggested that an impairment might exist as of December 31, 2008. Consequently, the Company undertook an impairment review of its goodwill, intangible assets and other long-lived assets (property, plant and equipment) at the end of 2008. This review led the Company to record an impairment charge of $215.1 million at December 31, 2008 to reduce the carrying values of these assets to their fair value.

Restructuring. In accounting for our restructuring activities, we follow the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In accounting for these obligations, we make assumptions related to the amounts of employee severance, benefits, and related costs and to the time period over which facilities will remain vacant, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation has arisen. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount previously expensed against our earnings, and currently accrued on our consolidated balance sheet.

Pension Plans. Two of our subsidiaries, located in the United Kingdom and Japan, maintain retirement plans that are accounted for as defined benefit plans. In 2006, the Company implemented accounting statement SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The impact of the adoption of the measurement date provision of SFAS 158 was not material.

Our United Kingdom pension plan was closed to new membership in 1997 and in 2003 the Company was allowed to stop accruing additional benefits to the participants. Benefits under this plan were based on the employees’ years of service and compensation. Most of the beneficiaries of this plan are no longer employed by the Company. The Company follows a pension funding policy based on widely used actuarial methods as permitted by regulatory authorities. The accounting rules applicable to our United Kingdom pension plan require amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. Pension and other benefit costs reflected in the accompanying consolidated statements of operations are based on the projected benefit method of valuation. Within the accompanying consolidated balance sheets, pension plan benefit liabilities are included in accrued compensation and benefits.

Our Japanese pension plan is a tax qualified plan that covers substantially all Japanese employees. Benefits are based on years of service and the employee’s compensation at retirement. We fund the plan sufficient to meet current benefits as well as fund a certain portion of future benefits as permitted in accordance with regulatory authorities. Since this is an active plan, a significant portion of the pension benefit obligation is determined based on the rate of future compensation increases. We deposit funds under various fiduciary-type arrangements and/or purchase annuities under group insurance contracts.

Both pension plans are currently under-funded. Consequently, changes in economic and market conditions may require us to increase cash contributions in future years.

Accounting for Income Taxes. As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income tax provision (benefit) in each of the jurisdictions in which the Company operates. This process involves estimating its current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within its consolidated balance sheet.

The Company records a valuation allowance to reduce its deferred tax assets to an amount that more likely than not will be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company determines that it will be able to realize its deferred tax assets in the future in excess of its net recorded amount, a reduction to the valuation allowance for the deferred tax assets would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the valuation allowance for the deferred tax assets would decrease income in the period such determination was made.

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often results in proposed assessments. Its estimate for the potential outcome for any uncertain tax issue is highly judgmental. The Company believes that it has adequately provided for any reasonably foreseeable outcome related to these matters. However, its future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the period that the assessments are made or resolved, or when the statute of limitations for certain periods expires. As a result, its effective tax rate may fluctuate significantly on a quarterly basis.

Undistributed earnings of the Company’s non Canadian subsidiaries amounted to approximately $4.3 million as of September 26, 2008. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business as defined in the provisions of SFAS 109 as well as Accounting Principles Board (“APB”) 23. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

Effective January 1, 2007, the Company adopted FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

The Company assessed all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Loss Contingencies. We are subject to legal proceedings, lawsuits and other claims relating to labor, service and other matters arising in the ordinary course of business. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Recent Accounting Pronouncements

See Note 3 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments.

Foreign Currency Exchange Rate Risk and Sensitivity

We are exposed to changes in foreign currency exchange rates. Any foreign currency transaction, defined as a transaction denominated in a currency other than the U.S. dollar, will be reported in U.S. dollars at the applicable exchange rate. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period. The primary foreign currency denominated transactions include revenue and expenses and the resulting accounts receivable and accounts payable balances reflected on our balance sheet. Therefore, the change in the value of the U.S. dollar compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. Historically, our primary exposure has related to transactions denominated in the Japanese yen, European Union euros, British pounds and Canadian dollars.

A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 26, 2008 would not have a material impact on our revenue, operating results or cash flows.

Periodically, the Company has entered into forward exchange contracts to hedge against foreign currency fluctuations. The Company’s primary objective for holding derivative financial instruments is to manage currency risk. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company’s accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions, including cash flow, or net investment hedges.

The Company did not have any derivative instruments that qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” at September 26, 2008 or December 31, 2007. The Company records all derivatives at fair value as assets or liabilities in the consolidated balance sheet and any changes are recognized in other income and expense.

When the Company has entered into foreign currency derivative contracts, the contracts have generally been for less than six months duration with the purpose of hedging foreign currency risk on sales transactions. At December 31, 2007, the Company held forward contracts to: sell Japanese yen for the equivalent of $7.9 million; settle U.S. dollar / Japanese yen average strike option with an underlying currency amount of 400 million Japanese yen (equivalent $3.5 million); and buy British pound for the equivalent of $4.2 million. At September 26, 2008, the Company held derivative contracts to sell Japanese yen for the equivalent of $3.7 million and forward contracts to buy British pounds and European Union euros for the equivalent of $7.4 million and $1.2 million, respectively. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date. At September 26, 2008, the Company had an unrealized gain on outstanding derivative instruments of $4,000.

Interest Rate Risk and Sensitivity

The Company’s exposure to market risk associated with changes in interest rates relates primarily to its cash and cash equivalents, short-term investments, long-term investments and debt obligations. At September 26, 2008, the Company had $52.1 million invested in cash and cash equivalents, and at December 31, 2007, the Company had $172.4 million invested in cash and cash equivalents. Due to the average maturities and nature of our cash portfolio at September 26, 2008, a one percent change in interest rates could have a $0.5 million impact on interest income on an annual basis. The Company does not actively trade derivative financial instruments but may use them to manage interest rate positions associated with its debt instruments. The Company did not hold interest rate derivative contracts as of September 26, 2008.

Item 4.	Controls and Procedures

Evaluation of Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of September 26, 2008. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Because of the material weaknesses in our internal control over financial reporting, as described below, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 26, 2008.

As of September 26, 2008, our principal officers identified three material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Each material weakness is discussed below.

1. Inadequate and ineffective controls over the corporate financial statement close process

As a result of ineffective procedures and controls, our September 26, 2008 quarter-end financial statement close process was not completed in an accurate and timely manner and resulted in material post-closing adjustments which have been reflected in our consolidated financial statements for the three- and nine-month periods ended September 26, 2008. The ineffective procedures and controls occurred within our corporate accounting and finance group and involved account reconciliations and manual journal entries that were not properly prepared and/or reviewed and approved. The corporate accounting and finance group has relied on a set of complex systems and procedures that required significant knowledge and experience. The weaknesses in our procedures and controls were compounded by a significant loss of personnel from the corporate accounting and finance department starting in the fourth quarter of 2008 and through the second quarter of 2009. During that period, the Chief Financial Officer, Corporate Controller, Senior Director of Financial Planning, Director of Taxes, three accounting managers, and five additional employees in that department left the Company. Many of the employees who left had substantial historical knowledge of our particular accounting systems and procedures. The Company intends to continue to rely on consulting professionals as needed until a permanent finance team is appointed. These weaknesses resulted in the material post-closing adjustments identified by the current accounting staff and/or our independent registered public accounting firm.

2. Inadequate and ineffective controls over the recognition of revenue

We did not have adequate controls to ensure that revenue was recorded in accordance with generally accepted accounting principles. Specifically, we noted the following with respect to our accounting for revenue transactions:

•	our sales and operations teams did not communicate to our accounting staff all of the information necessary to make accurate revenue recognition determinations;

•	we did not have adequate procedures in place to validate the completeness and accuracy of the information that was provided to our accounting team by our sales and operations teams;

•	we did not have a sufficient number of qualified personnel in our corporate accounting organization with the expertise necessary to make accurate revenue recognition determinations; and

•	the procedures performed relative to the evaluation of accounting criteria of arrangements with our customers were not adequate. The inadequate procedures include:

•

improper classification of elements of arrangements, resulting from incorrect identification of elements within an individual contract, and from erroneous or missing identification of contracts that should have been viewed as one arrangement;

•	inadequate or insufficient determination of fair value of undelivered element(s) of multiple-element arrangements;

•

inconsistent classification of sales of products with standard configurations, where acceptance criteria are met at the time of shipment, as compared to those sales where acceptance criteria could not be demonstrated prior to shipment;

•	improper identification of contracts with extended payment terms, such that arrangements that should have been deemed to not be fixed and determinable were not identified;

•	incomplete assessment of revenue transactions, and incomplete documentation necessary to support the Company’s accounting conclusions.

These weaknesses led to our review of the historic accounting for revenue transactions, and the restatement of our financial results for previously announced interim periods from 2008, and to the financial statements of all periods prior to 2008 that are included in this Quarterly Report on Form 10-Q.

3. Inadequate and ineffective controls over the accounting for income taxes

We did not have an adequate system of controls to provide reasonable assurance that the accounting for income taxes and related disclosures were prepared in accordance with generally accepted accounting principles. Specifically, we did not have sufficient qualified staffing and technical expertise in the tax function to perform an adequate review of and exercise appropriate control over the calculation of our income tax provision and deferred income tax accounts. This material weakness contributed to material post-closing adjustments to our financial statements for the quarter ended September 26, 2008. These adjustments were identified by our independent registered public accounting firm during their review of the accounting records for this quarter, and we have evaluated and recorded adjustments in our consolidated 2008 financial statements to correct for these errors.

As of December 31, 2008, our principal officers identified the following additional material weakness in our internal control over financial reporting:

Inadequate and ineffective controls over the impairment assessment for goodwill, intangible assets and other long-lived assets.

During the fourth quarter of 2008, we identified certain impairment indicators that led us to perform procedures to assess the possible impairment of our goodwill, intangible assets and other long-lived assets. These procedures were incremental to the goodwill impairment test we perform annually as of the first day of our second quarter. While we correctly identified these impairment indicators, we did not have adequate procedures and controls in place, or sufficiently qualified staff with the technical expertise to ensure that the requisite analysis to determine the amount of impairment could be conducted in a timely, accurate and complete manner, and as a result further post-closing analysis and adjustments were required.

Remediation Plans

Management plans to put in place the following measures to strengthen internal controls over financial reporting and address the material weaknesses described above. Our remediation efforts involve numerous business and accounting process improvements. The improvements are generally designed to: (1) enhance the number of persons within the corporate accounting group with the technical experience to properly evaluate and account for complex accounting transactions, as well as to provide appropriate managerial oversight to our accounting staff, (2) standardize business practices, including a broad-based understanding and adherence to general corporate governance, ethics and public company matters, and (3) improve the timeliness and access to information that is required by the accounting team in order to make appropriate assessments of transactions in accordance with generally accepted accounting principles. We began implementing certain of these measures prior to the filing of this Quarterly Report on Form 10-Q. For example, during 2009, we implemented enhanced revenue recognition procedures and controls. Additionally, our principal financial officer joined the Company in the first quarter of 2009, and led the staffing of a team of temporary and consulting professionals with requisite finance and revenue recognition skills. We expect the implementation of additional remedial actions to be substantially completed in 2010. Until we are able to remediate the weaknesses, we intend to rely on the continued use of outside professionals in order to perform procedures and reviews deemed appropriate and necessary for us to perform accounting procedures and report timely and accurate financial results.

The remediation plans that we have undertaken, or plan to undertake, include the following measures:

Plans with respect to accounting personnel

•

Appoint a permanent Chief Financial Officer and enhance the number and quality of the composition of our corporate finance team. This will include the Company conducting an assessment of the current skill set to support the staffing of a finance group with the requisite expertise. We will review the composition of our team of salaried accounting professionals, in terms of skills, technical expertise and overall experience level.

•

To this end, and subject to the constraints of the Bankruptcy process, we will endeavor to recruit and retain qualified accounting professionals necessary to help ensure the accountability and effective implementation of key controls and remedial actions designed in the areas that material weaknesses have been identified.

•

Until such time as the review and hiring of salaried accounting professionals is finalized, we have engaged outside professionals to assist us in finalizing our accounting and related SEC reporting for the periods included in this Quarterly Report on Form 10-Q. We have also utilized outside professionals to assist with similar activities in connection with our activities in closing the accounting records for periods in 2009 and 2010. The Company plans to continue to rely on outside professionals as needed until a permanent staff is deployed.

•	Increase the amount and frequency of the training of our accounting staff. This training is focused on the following matters:

•

Technical accounting matters that are to be performed by certain staff, and upon whose expertise we will rely to ensure timely, complete and accurate accounting procedures have been performed and documented.

•

Reviews of current, and yet to be updated, processes and controls will be conducted to ensure that our accounting staff understand requirements and procedures. Additionally, this training will be conducted to ensure that our accounting personnel with managerial responsibilities are capable of supervising the required accounting work, including all necessary reviews, to ensure complete, timely and accurate financial information.

•

Education with respect to our product offerings, including related services, will be provided by our sales and operational groups in order to ensure that our accounting personnel are aware of current product and service offerings.

•

Review and redesign of our tax accounting function, including processes and related controls to ensure that our tax provisions, and related balance sheet accounts can be completed accurately and in a timely manner, including ensuring that qualified managerial personnel are able to oversee, review and approve the work performed by tax team’s staff.

Plans with respect to organization-wide personnel

•

Reinforce the “message from the top” with respect to the Company’s policies, and corporate responsibilities. Provide continued reinforcement of these standards and expectations from the executive level officers.

•

Provide training to our sales, operations and accounting teams with respect to certain corporate governance and public company matters. The training will include guidelines and procedures to ensure that relevant information is promptly and completely communicated to the accounting team, or other senior management representatives, as appropriate. The training will also educate our sales, operations and accounting teams with respect to revenue recognition implications of certain activities, including discussions or other communications between our personnel and customers.

•

Develop procedures whereby the consistent application of our policies for revenue recognition are understood and are able to be applied. In particular, the procedures will include guidance as to what constitutes a multiple element arrangement, and how fair value is determined for each element of an arrangement. Additionally, training will be given to ensure that all involved personnel understand and can universally apply the evaluation as to what is a standard product (as defined in our policies), as compared to a product that is not standard.

•

Enhance the cross-functional reviews and approvals of transactions, including policies with respect to electronic approvals, and with respect to the downstream performance of activities that mandate prior approvals or actions.

•

Develop enhanced procedures with respect to the review of facts, assumptions and other related information that has been reviewed or considered when reaching accounting conclusions. These procedures will be further enhanced by improved documentation, review and approvals of material facts and assumptions by management within the accounting function, and outside of the accounting function when deemed appropriate or necessary.

Plans with respect to organization-wide processes and information systems

•

Review our information systems to assess which processes can be further automated including, as appropriate, the configuration of our information systems to allow for tracking of certain information that is not routinely captured currently. The accounting processes will be reviewed, and expanded as deemed necessary, to review and assess non-accounting information that is captured in our enterprise wide information systems, as certain of this information can assist the evaluation and documentation of accounting conclusions.

•

Redesign our key accounting processes with respect to our accounting team management’s oversight and review of accounting records, source documentation and related assumptions that form the basis for conclusions.

If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures including the use of qualified external consultants and incremental management oversight and reviews, to assist us with meeting the objectives otherwise fulfilled by an effective internal control. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts as well as to complete the significant backlog of work required for us to become current with our SEC filings. Despite our efforts to continually improve our control procedures and environment, we cannot provide assurance that our remediation measures will be completed or become effective by any given date after 2008. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements and in the Company’s inability to file future financial statements with the SEC in a timely manner. Furthermore, any such unremediated material weaknesses could have the effects described in “Item 1A. Risk Factors - Our Audit Committee, management and independent auditors have identified material weaknesses in our internal procedures and controls, and we may be unable to develop, implement and maintain appropriate procedures and controls in future periods” in Part II of this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

The Company completed the acquisition of Excel Technology, Inc. (“Excel”) on August 29, 2008 at which time Excel became a subsidiary of the Company. The transaction is material to the results of the Company’s operations, cash flows and financial position from the date of the acquisition through September 26, 2008 and the Company believes that the internal controls and procedures of Excel have a material effect on the Company’s internal control over financial reporting. Refer to “Note 4 - Business Combinations” to the Company’s unaudited consolidated financial statements contained in this Quarterly Report for further details on the transaction.

The Company is currently in the process of evaluating the internal controls and procedures of Excel.

Except for the acquisition of Excel, there were no changes in the Company’s internal controls over financial reporting during the quarter ended September 26, 2008. However, information came to light during the closing process for the quarter ended September 26, 2008 that led the Company to conclude that some of its internal controls over financial reporting were not operating effectively. The ineffective controls resulted in the material weaknesses described above.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Company’s French subsidiary, GSI Lumonics SARL (“Lumonics”), is subject to a claim by a customer, SCGI, that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. During the third quarter of 2005, GSI France, parent of Lumonics, filed for bankruptcy protection, which was granted by the French court on July 7, 2005. On April 18, 2006, the court fixed SCGI’s claim against Lumonics at 598,079 Euros, plus court costs and expert fees of 85,945 Euros. SCGI accepted the court’s determination. SCGI is now demanding that the Liquidator bring an action in the United Kingdom against GSI Group Ltd., the parent corporation of GSI France. The Company is not aware of any facts to support a claim. The Company’s French counsel is addressing these points directly with the Liquidator. At this time, the Company does not believe it will be required to make any payments regarding this action. Accordingly, nothing has been accrued in the Company’s accompanying consolidated financial statements.

On August 6, 2008, a purported stockholder of Excel Technology, Inc., a subsidiary of the Company, filed a complaint seeking certification of a class action lawsuit in the Supreme Court of the State of New York, County of New York, docketed as Joseph Choquette, v. Antoine Dominic, Steven Georgiev, Donald E. Weeden, Ira J. Lamel, J. Donald Hill and Excel Technology, Inc., Index No. 08/602294 (the “Choquette Action”) against Excel and each of its directors. The Choquette Action purports to be brought individually and on behalf of all public stockholders of Excel. The Choquette Action alleges that Excel’s director defendants breached their fiduciary duties to Excel’s stockholders in connection with the proposed tender offer by the Company and that each of the defendants aided and abetted such alleged breach of Excel’s director defendants’ fiduciary duties. Based on these allegations, the Choquette Action seeks, among other relief, an order declaring the action to be a class action, enjoining preliminarily and permanently the tender offer and the merger with the Company, rescinding, to the extent already implemented, the tender offer and the merger with the Company or any of the terms thereof or awarding rescissory damages, directing that the defendants account to plaintiff and other members of the class for all damages caused by them and account for all profits and any special benefits obtained as a result of a breach of their fiduciary duties to the purported stockholder and other members of the class, awarding plaintiff the costs of the Choquette Action including a reasonable allowance for the expenses of plaintiff’s attorneys and experts and granting plaintiff and other members of the class such further relief as the court deems just and proper. On August 14, 2008, Excel and the individual defendants in the Choquette Action filed a motion to dismiss the lawsuit. On August 18, 2008, the plaintiff in the Choquette Action filed a motion seeking a preliminary injunction to enjoin consummation of the tender offer and to require Excel to issue additional and supplementary disclosures in Excel’s Schedule 14D-9 filing. On August 19, 2008, the court denied plaintiff’s motion for a preliminary injunction. On April 15, 2009, the court granted defendants’ motion to dismiss and entered judgment dismissing the complaint with prejudice.

On December 12, 2008, in connection with the delayed filing of its results for the quarter ended September 26, 2008, and the announcement of a review of revenue transactions, a putative shareholder class action alleging federal securities violations was filed in the United States District Court for the District of Massachusetts against us, a former officer and a current officer and director. Specifically, the complaint alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks recovery of damages in an unspecified amount. The action was brought on behalf of a putative class of shareholders who purchased the Company’s stock between April 30, 2008 and December 3, 2008. A lead plaintiff, Mason Tenders District Council Trust Funds, was appointed on May 8, 2009. On July 1, 2009, the Court ordered lead plaintiff to file a consolidated or amended complaint within 30 days of the Company’s filing of restatements for certain of its historical financial results with the SEC. During the last several months, the parties have been in settlement discussions and the parties have reached an agreement in principle to settle this lawsuit. The settlement would, in general, cover purchasers of the common stock of the Company between February 27, 2007 and June 30, 2009. The agreement in principle is subject to a number of contingencies including confirmatory discovery by the Lead Plaintiff, after which Lead Plaintiff may affirm or void the agreement in principle, preliminary and final approval by the District Court, and to the extent required by law, approval by the Bankruptcy Court. Although the agreement in principle is not final, the total settlement amount is well within the Company’s insurance policy limits; the Company’s contribution to the settlement amount would be limited to the balance of the company’s self-insured retention.

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

Chapter 11 Cases

On November 20, 2009, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for Delaware. Under the Bankruptcy Code, the filing of a petition automatically stays most actions against the Company, including most actions to collect pre-petition indebtedness or to exercise control over the property of our bankruptcy estates. Absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. We expect substantially all of our pre-petition liabilities will be resolved under our plan of reorganization if not otherwise satisfied pursuant to orders of the Bankruptcy Court.

SEC Investigation

As discussed in the Explanatory Note to the Quarterly Report on Form 10-Q, we have conducted a Revenue Review of certain of our historic revenue transactions. On May 14, 2009, we received a notice from the SEC indicating that the SEC is conducting a formal investigation relating to our historical accounting practices and the restatement of our historical consolidated financial statements. The Company is cooperating fully with the SEC’s investigation.

Item 1A.	Risk Factors

The following information highlights some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors. Factors that may result in such variances include, but are not limited to the following:

Risks that Relate to our Review of Historic Revenue Transactions, Restatement of Historic Consolidated Financial Statements and Control Procedures

The matters relating to the review of our accounting practices and the recent restatement of our historical consolidated financial statements, including pending litigation, could have a material adverse effect on us.

In connection with the closing of our financial statements for the quarter ended September 26, 2008, we discovered errors in the timing of revenue recognition of certain sales transactions in our Semiconductor Systems Segment. As a result of discovering these revenue recognition errors, we undertook a review of sales transactions in our Semiconductor Systems Segment and Precision Technology Segment for fiscal years 2006, 2007 and 2008. As a result of this review, we announced that the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 28, 2008 and June 27, 2008 and Annual Reports on Form 10-K for the fiscal years ended December 31, 2007 and December 31, 2006 should no longer be relied upon. Additionally, we undertook a review of sales transactions in our Semiconductors Systems Segment and Precision Technology Segment during years 2004 and 2005, which we subsequently restated. These efforts resulted in the delay of the filing of this Quarterly Report on Form 10-Q, as well as our Quarterly Reports on Form 10-Q for the quarterly periods ended April 3, 2009, July 3, 2009 and October 2, 2009 and our Annual Reports on Form 10-K for the years ended December 31, 2008 and 2009 to correct the errors and prepare restated historical consolidated financial statements. The Revenue Review and the resulting restatements have required us to incur substantial expenses for legal, accounting, tax and other professional services and have diverted our management’s attention from our business and could in the future adversely affect our business, financial condition, results of operations and cash flows.

The restatement of our prior financial statements has also exposed us to litigation. For example, in December 2008, a shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against us, a former officer and a current officer and director. That complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the restatement of our financial results for 2006, 2007, and the first two quarters of 2008. The complaint alleges that we issued a series of false or misleading statements to the market concerning our revenues, earnings, and financial condition. The plaintiffs contend that such statements caused our stock price to be artificially inflated and seek unspecified damages. Additionally, on May 14, 2009, we received a notice from the SEC indicating that the SEC is conducting a formal investigation relating to our historical accounting practices and the restatement of our historical consolidated financial statements. We could also become subject to litigation brought on behalf of purchasers of our outstanding Senior Notes because of our restatement of the consolidated financial statements. The conduct and resolution of these and future related matters will be time consuming, expensive and distracting from the conduct of our business. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The SEC has initiated a formal investigation relating to the review of our accounting practices and the restatement of our historical consolidated financial statements which could have a material adverse impact on us.

In addition to the litigation prompted by our restatement, we received a notice from the SEC indicating that the SEC is conducting a formal investigation relating to our historical accounting practices and the restatement of our historical consolidated financial statements. We are cooperating fully with the SEC investigation. The conduct and resolution of the SEC investigation and related matters could be time-consuming, expensive and distracting to the conduct of our business. In the event that the investigation results in an adversarial action or proceeding being brought against us, or any of our current or former officers or directors, our business (including our ability to complete financing transactions), and the trading price of our securities, may be adversely impacted. Additionally, if the SEC investigation continues for a prolonged period of time, it may have the same impact regardless of the ultimate outcome of the investigation. In the event of an adverse judgment in any action or proceeding, we may be required to pay damages or penalties, or other remedies may be imposed upon us, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Additionally, while we believe we have made appropriate judgments in determining the correct reporting periods for restated revenues, the SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact. Accordingly, there is a risk we may have to further restate our historical financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

Our Audit Committee, management and independent auditors have identified material weaknesses in our internal controls, and we may be unable to develop, implement and maintain appropriate controls in future periods.

In connection with the review and restatement of our financial statements, our Audit Committee, management team and independent registered public accounting firm identified certain weaknesses in our internal controls that have been considered to be material weaknesses and significant deficiencies. Specifically, our material weaknesses include: inadequate and ineffective controls over the financial statement close process; inadequate and ineffective controls over the accounting for revenue recognition; inadequate and ineffective controls over the accounting for income taxes; and, inadequate and ineffective controls over the evaluation process for the impairment assessment for goodwill, intangible assets and other long-lived assets. Prior to the remediation of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement.

We are currently designing and implementing a new environment of procedures and controls intended to address the material weaknesses described above. While this design and implementation phase is underway, we are relying on extensive manual procedures, including the significant utilization of outside accounting professionals, to assist us with meeting the objectives otherwise fulfilled by an effective controls environment. We note that a system of procedures and controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all systems of procedures and controls, no evaluation can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, procedures and controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override. The design of any system of procedures and controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our systems of procedures and controls, as we further develop and enhance them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective system of procedures and controls, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements.

If we are unable to maintain appropriate internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations or comply with the requirements of the SEC or the Sarbanes-Oxley Act of 2002, which could result in the imposition of sanctions, including the inability of registered broker dealers to make a market in our common shares, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities. Further and continued determinations that there are significant deficiencies or material weaknesses in the effectiveness of our internal controls could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures to comply with applicable requirements.

Risks Relating to Bankruptcy

We are subject to the risks and uncertainties associated with bankruptcy proceedings as a result of our filing for reorganization under Chapter 11 of the Bankruptcy Code on November 20, 2009.

On November 20, 2009, we filed voluntary petitions with the Court to reorganize certain of our corporate entities under the Bankruptcy Code. This filing was made by our parent organization and two subsidiaries. We plan to continue to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. There can be no assurance that the Plan will be approved by the Bankruptcy Court or that any conditions precedent to its implementation will be satisfied or when, if ever, such confirmation and satisfaction will occur. Failure to obtain such confirmation or to satisfy such conditions to implementation may result in lengthier Chapter 11 proceedings as we attempt to negotiate and implement an alternative plan of reorganization.

For the duration of the Chapter 11 Cases, our operations will be subject to the risks and uncertainties associated with bankruptcy which include, among other things:

•

the relationships between us and our customers, employees, vendors, strategic partners and others may be negatively affected by the Chapter 11 Cases, including risks that our customers will be less likely to purchase our services, that our employees will seek out other opportunities or lack proper motivation to fulfill their commitments and that vendors and strategic partners could terminate their relationships with us or require financial assurances or enhanced performance to continue their business relationships with us, which may be unduly burdensome on our business and operations;

•	the actions and decisions of our creditors and other third parties with interests in our Chapter 11 Cases may be inconsistent with our plans;

•

objections to or limitations on our ability to obtain Court approval with respect to motions in the Chapter 11 Cases that we may seek from time to time or potential adverse decisions by the Court with respect to such motions;

•	our ability to obtain and maintain commercially reasonable terms with vendors, strategic partners and service providers;

•	our ability to obtain and maintain contracts that are critical to our operations;

•	our ability to retain customers; and

•	our ability to retain and motivate our management team and other key employees.

These risks and uncertainties could disrupt our business, adversely affect our relationships with customers, vendors, strategic partners or employees, or otherwise adversely affect our results of operations and financial condition. However, the ultimate impact of events that occur during these proceedings will have on our business, financial condition and results of operations, if any, cannot be accurately predicted or quantified. Our current Plan filed with the Court provides, among other things, that all existing equity in the Company will be heavily diluted. We can make no assurance that the price of our securities will not fluctuate or decrease substantially in the future. Accordingly, trading in our securities is highly speculative and poses substantial risks to purchasers of such securities, as holders may not be able to resell such securities or, in connection with our reorganization, may receive payment or other consideration that is less than the par value or the purchase price of such securities.

Operating under the Bankruptcy Code may restrict our ability to pursue our business strategies.

Under the Bankruptcy Code, we must obtain Court approval to, among other things:

•	sell assets outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	engage in other activities that are outside the ordinary course of business.

Our ability to continue as a going concern imposes significant risks to our operations.

As set forth in the explanatory paragraph contained in the audit report on our 2008 Financial Statements for the year-ended December 31, 2008 of our independent registered public accounting firm, and due to the uncertainties inherent in the Chapter 11 process, there is substantial doubt as to our ability to continue as a going concern and our customers may become more reluctant to enter into arrangements with us.

We have a significant amount of debt which has been accelerated as a result of the Chapter 11 proceedings, which debt may not be restructured satisfactorily in the bankruptcy proceeding and could adversely affect our business, financial condition, results of operations and our ability to meet our payment obligations under our outstanding liabilities.

We currently have $210.0 million principal balance of debt related to our Senior Notes, the payment of which has been accelerated as a result of the Chapter 11 proceedings. Although the Company’s obligation to repay the Senior Notes has been temporarily stayed as a result of the bankruptcy proceedings, and our proposed Plan, as submitted to the Bankruptcy Court, proposes, among other things, reducing the amount of our Senior Notes and certain other Company indebtedness, there can be no assurance that the Plan will be approved by the Bankruptcy Court or that our debt will be restructured satisfactorily. Even if the Plan is approved, we would still emerge from the Chapter 11 proceedings with substantial indebtedness that could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our outstanding liabilities. This level of debt could have significant consequences on our future operations, including:

•	Making it more difficult for us to meet our payment and other obligations under our outstanding debt;

•

Possibly resulting in an event of default if we fail to comply with the financial and other covenants contained in the indenture governing the restructured Senior Notes, which event of default could result in all amounts thereunder becoming immediately due and payable;

•

Reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	Limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	Placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under our outstanding liabilities.

The pursuit of the Chapter 11 has consumed and will continue to consume a substantial portion of the time and attention of our management.

The requirements of the Chapter 11 Cases has consumed, and will continue to consume, a substantial portion of our management’s time and attention and leave them with less time to devote to the operations of our business. This diversion of management’s attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

We may experience increased levels of employee attrition due to the Chapter 11 Cases.

Because of the Chapter 11 Cases, our employees are facing considerable distractions and uncertainty. In addition, due to the global economic environment, we have conducted reductions of our workforce during 2008 and 2009. A loss of key personnel or a substantial reduction in our workforce or material erosion of employee morale could have a material adverse effect on our business, particularly if the Chapter 11 Cases are protracted. Our ability to motivate and retain key employees is restricted by provisions of the Bankruptcy Code, which limit or prevent our ability to implement a retention program or take other measures intended to motivate key employees to remain with us throughout the pendency of the Chapter 11 Cases without Court approval. The loss of the services of any members of our senior management could impair our ability to execute our strategy and, as a result, could have a material adverse effect on our results of operations and financial condition.

We could be subject to claims made after the date that we filed for bankruptcy and other claims that are not discharged in the Chapter 11 Cases, which could have a material adverse effect on our results of operations and financial condition.

We are currently subject to claims in various legal proceedings and may become subject to other legal proceedings in the future. Although we will seek to satisfy and discharge all claims made against us prior to the date of the bankruptcy filing (which claims are generally stayed during the Chapter 11 Cases), we may not be successful in doing so. Any claims arising after the date of our bankruptcy filing, and possibly certain other claims that arose prior to the filing, may not be subject to discharge in the Chapter 11 Cases. The outcome of each of these claims, including our ability to have such claims satisfied and discharged in the Chapter 11 Cases, cannot, at this time, be determined, nor can the liability that may potentially result from a negative outcome be reasonably estimated presently for every case. The liability that we may ultimately incur with respect to any of these claims (in the event of a negative outcome) may be in excess of amounts that have currently been accrued with respect to such claims and, as a result, may have a material adverse effect on our results of operations and financial condition.

Risks Relating to Noncompliance with NASDAQ and SEC Requirements

NASDAQ has made a delisting determination with respect to our common shares, we are not presently in compliance with all applicable continued listing requirements or standards of the NASDAQ Global Select Market, and we are not listed on any other national securities exchange. It will likely be more difficult for stockholders and investors to sell our common shares or to obtain accurate quotations of the share price of our common shares.

As a result of our failure to timely file certain of our periodic reports with the SEC, on November 3, 2009, we received a delisting determination from NASDAQ and were also notified that trading in our common shares would be suspended effective on November 5, 2009. Although we timely appealed the Panel’s determination to the Listing Council, on January 15, 2010, the Listing Council notified the Company that it affirmed the Panel’s decision to delist the Company’s securities. On March 15, 2010, the Company received notification from the NASDAQ Board that it has declined to call for review the January 15, 2010 decision of the Listing Council. Accordingly, pursuant to Listing Rule 5825, the Listing Council’s decision represents the final decision of NASDAQ. In accordance with Listing Rule 5830 and Rule 12d2-2 under the Securities Exchange Act of 1934, NASDAQ filed an application on Form 25 with the SEC on April 5, 2010, to delist the Company’s securities from NASDAQ. The application will become effective ten days after filing.

In addition to our failure to timely file required periodic reports, we are not in compliance with certain other continued listing requirements of NASDAQ. For example, the NASDAQ rules require that, among other things, we maintain a minimum bid price of at least $1 per share. On September 16, 2009, we were notified by NASDAQ that the closing bid price per share of our common shares had been below $1 per share for thirty consecutive business days and, in accordance with applicable NASDAQ rules, we were given an exception until March 15, 2010 to regain compliance with the minimum bid price standard. The NASDAQ rules also require that we hold an annual shareholders meeting within twelve months of our fiscal year end. In connection with our previously mentioned appeal to the Listing Council, we notified NASDAQ that we were unable to hold an annual shareholders meeting in fiscal year 2009, as required, although we recently announced that a meeting date of April 30, 2010 has been set for the Company’s next annual shareholders meeting. In addition, the NASDAQ rules provide that NASDAQ has discretion to suspend or terminate the listing of a company that files for protection under the Bankruptcy Code. Each of the foregoing may have contributed to the Listing Council’s decision to affirm the Panel’s decision to delist our common shares. As a result of the NASDAQ delisting determination, the Company’s common shares are currently quoted on the Pink OTC Markets Inc., continuing under the trading symbol “GSIGQ.” Stocks trading on the over-the-counter market are typically less liquid than stocks that trade on a national securities exchange. Trading on the over-the-counter market may also negatively impact the trading price of our common shares. In addition, the liquidity of our common shares may be impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our Company. Stockholders may find it difficult to resell their shares of our common shares, due to the delisting proceedings and the likely effect of the Chapter 11 Cases on our common shares. The delisting of our common shares from NASDAQ may also result in other negative implications, including the potential loss of confidence by customers, strategic partners and employees, and loss of institutional investor interest in our common shares.

We recently discovered that we have inadvertently failed to file with the SEC a registration statement relating to securities issued under our 2006 Plan. As a result, we may have engaged in multiple issuances of duly authorized but unregistered securities and we may be subject to civil litigation, enforcement proceedings, fines, sanctions and/or penalties.

It has come to our attention that between March 2007 and March 2010, we inadvertently issued unregistered shares to fifty-two employees and directors under our 2006 Plan in an amount of approximately 773,037 common shares with a total fair market value at the date of issuance of approximately $3.9 million. These securities were also issued without an appropriate restrictive legend. Although we believed that we and our counsel at the time had filed the appropriate registration statement on Form S-8, it came to our attention during the preparation of our Annual Report on Form 10-K for the year-ended December 31, 2008 that a registration statement on Form S-8 or other appropriate form had not been filed and the issuances were not made pursuant to a valid exemption from the applicable federal and state securities laws. Accordingly, it may be determined that such issuances were not exempt from registration or qualification under federal and state securities laws, and we did not obtain the required registrations or qualifications. As a result, we may be subject to civil litigation, enforcement proceedings, fines, sanctions and/or penalties.

We may also be subject to claims by participants in the 2006 Plan for rescission of their acquisitions of common shares under the 2006 Plan under federal securities laws until the expiration of the applicable statute of limitations period, which is one year under federal law from the date of transaction. If applicable, such participants may have the right to rescind their purchases for an amount equal to the purchase price for the shares (or if the shares have been disposed of, claims for any damages with respect to any loss on such disposition) plus interest from the date of purchase. However, under applicable provisions of federal law (including section 510(b) of the Bankruptcy Code (11 U.S.C. § 510(b)), and in connection with our Chapter 11 Cases, if the proposed Plan is confirmed, the holders of any such damage claims and related rescission or other rights would, we believe, be entitled to receive a distribution under the Plan of common shares of the reorganized Company only. We believe that the most likely result is that any such claims, if allowed, would result in the holder receiving that quantity of common shares in the reorganized Company that are determined by a court to result in equal treatment of such claim holders and existing equity holders. Furthermore, rescission or damages claims of a shareholder who holds the above described unregistered shares, but receives new shares, as contemplated by the Plan, would be discharged upon the Company’s emergence from the bankruptcy proceedings. Such new shares would be issued pursuant to an exemption from registration under §1145 of the Bankruptcy Code and be freely tradable by holders who are not deemed to be underwriters.

We may be unable to timely file certain periodic reports with the SEC.

We did not timely file with the SEC this Quarterly Report or our Annual Report on Form 10-K for the year ended December 31, 2008; our Annual Report on Form 10-K for the year ended December 31, 2009; nor our Quarterly Reports on Form 10-Q for each of the quarters ended April 3, 2009, July 3, 2009 and October 2, 2009. We may continue to be unable to timely file our annual and quarterly periodic reports with the SEC in the future. Following the commencement of the Chapter 11 Cases, our management has been particularly strained by the considerable attention required for administering the Chapter 11 Cases. In addition, due to the continuing demands on management’s time and attention in connection with the Chapter 11 Cases, as well as any attrition that we may experience in the future, we cannot make any assurances as to whether or when we will be able to complete and file our periodic reports in the future.

Also as a result of our delayed filings with the SEC, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until one year from the date the last delinquent filing is made. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Risks that are Derived from our Operations

The results of our operations could be adversely affected by economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activity.

A large portion of our sales are dependent on the need for increased capacity or replacement of inefficient manufacturing processes, because of the capital-intensive nature of our customers’ businesses. These sales also tend to lag behind in an economic recovery longer than other businesses. There was a rapid softening of the economy and tightening of the financial markets in the second half of 2008 that continued into the first half of 2009. This slowing of the economy has reduced the financial capacity of our customers and possibly our potential customers, thereby slowing spending on the products and services we provide. If the current down turn lasts longer than expected, and if a recovery does not begin or if a new general economic slowdown commences, we may not be able to meet anticipated revenue levels on a quarterly or annual basis. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our customers’ financial condition and the timing or levels of business activity of our customers and the industries we serve. This may reduce the demand for our products or depress pricing for our products and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to products or services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Our business depends significantly upon capital expenditures which are subject to cyclical market fluctuations.

The semiconductor and electronics materials processing industries are cyclical and have historically experienced periods of oversupply, resulting in downturns in demand for capital equipment, including the products that we manufacture. The timing, length and severity of these cycles, and their impact on our business, are difficult to predict. Further, our order levels or results of operations for a given period may not be indicative of order levels or results of operations for subsequent periods. We cannot assure investors that demand for our products will increase or that demand will not decrease. For the foreseeable future, our operations will continue to depend upon industries that are subject to market cycles, which, in turn, could adversely affect the market for our products.

Cyclical variations may have the most pronounced effect on our Semiconductor Systems Segment, which concentrates in the semiconductor and electronics industries.

There is no assurance that we will not be impacted from continuation of the current economic slowdown or face future slowdowns as we have experienced in previous cyclical fluctuations or that the impact will be more or less significant compared to historical fluctuations.

Our business success depends upon our ability to respond to fluctuations in product demand.

If business declines, we may be required to reduce costs while at the same time maintaining the ability to motivate and retain key employees. We must also continually invest in research and development which may inhibit our ability to reduce costs in a down cycle. Additionally, long product lead-times create a risk that we may purchase or manufacture inventories of products that we are unable to sell. While we practice inventory management, we can offer no assurances that our efforts to mitigate this risk will be successful.

During a period of increasing demand and rapid growth, we must be able to increase manufacturing capacity quickly.

Our inability to quickly increase production in response to a surge in demand could prompt customers to look for alternative sources of supply or leave our customers without a supply, both of which events could harm our reputation and make it difficult for us to retain our existing customers or to obtain new customers.

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

Our quarterly results of operations may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of securities analysts or investors, which could cause our stock price to decline.

We sell a relatively small number of high revenue semiconductor systems within any period. These systems are complex and may have multiple elements for customer delivery including overall systems, spare parts, extended warranties, installation and training and may be subject to customer acceptance criteria. In certain transactions, we recognize all or a portion of revenue upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectability is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding the receipt or timing of customer acceptance. As a result, it is often difficult to project the timing of product revenue recognition. Consequently, our revenue and financial results could vary significantly from expectations in a particular quarter if anticipated orders from even a few customers are not received and fulfilled in time to satisfy customer obligations to the extent necessary to permit revenue to be recognized under generally accepted accounting principles. In addition, our product order backlog at the beginning of each quarter may not include all systems needed to achieve expected revenues for that quarter. Because we may build systems according to forecast, the absence of a significant backlog for an extended period of time could adversely affect financial results.

Customer order timing and other factors beyond our control may lead to an inability to meet our financial forecasts.

Changes in customer order timing and the existence of certain other factors beyond our control may lead to our inability to meet financial forecasts. Such factors include:

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

As a result of these factors, our results of operations for any quarter are not necessarily indicative of results to be expected in future periods. We believe that fluctuations in quarterly results may cause the market prices of our common shares to fluctuate, perhaps substantially.

Our director and officer liability insurance may not cover the Company’s exposure in the securities class action litigation.

During the last several months, the parties have been in settlement discussions and the parties have reached an agreement in principle to settle the securities class action lawsuit. The agreement in principle contemplates that the Company’s insurance carrier will contribute to the settlement. The total settlement amount is well within the Company’s insurance policy limits; the Company’s contribution to the settlement amount would be minimal and reflects the balance of the company’s self-insured retention. The agreement in principle is subject to a number of contingencies including confirmatory discovery by the Lead Plaintiff, after which Lead Plaintiff may affirm or void the agreement in principle, preliminary and final approval by the District Court, and to the extent required by law, approval by the Bankruptcy Court. If the agreement in principle is not finalized, there are no assurances that any future settlement or judgment will either be covered by the Company’s liability insurance policies or fall within their limits.

Our effective tax rates are subject to fluctuation, which could impact our financial position, and our estimates of tax liabilities may be subject to audit, which could result in additional tax assessments.

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

We maintain significant cash balances, and in the past we have maintained and may in the future maintain foreign exchange contracts, where significant changes in interest rates, credit ratings or foreign currency rates could result in materially adverse effects to income.

These balances create financial exposure to changing interest and currency rates. We have attempted to mitigate these risks by, in the past and possibly in the future, purchasing foreign exchange contracts, and by investing in United States government issued treasury bills. However, if long term interest rates or foreign currency rates were to change rapidly, we could incur material losses. Further, if management chooses to invest in less risk adverse investment vehicles, the risk of losing principal and/or interest could increase.

Our investments in auction rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of September 26, 2008, we held auction rate securities, recorded at a fair value of $25.9 million, and with a par value of $32.3 million. These securities were acquired as part of our purchase of Excel in 2008. Auctions for some of these auction rate securities have failed, and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. An auction failure means that the parties wishing to sell their securities could not do so. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. The uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities at times when we, or other investors, would have chosen to do so.

We have had some success in liquidating these holdings during 2009. Of the $32.3 million in par value securities that we held as of September 26, 2008, we sold $19.3 million of the securities, and recorded net realized gains on our sales of these securities. As of December 31, 2009, we continue to hold remaining securities with a par value of $13.0 million. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate further, or if the issuers of these auction rate securities are unable to successfully close future auctions, we may further reduce the carrying value of these investments and may in the future be required to record impairment charges against these investments, some of which may be considered other-than-temporary impairment charges. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 30 years) to recover our investment.

International operations are an expanding part of our business and our operations in foreign countries subject us to risks not faced by companies operating exclusively in the United States.

During the nine months ended September 26, 2008, a significant portion of our revenue was derived from operations outside of the United States. The scope of our international operations subjects us to risks which could materially impact our results of operations including:

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

We manufacture certain products in plants in the United Kingdom and China. Manufacturing in overseas locations creates risks, including the possibility that as operations are transferred or expanded in foreign locations we may not be able to produce products to the quality standards or deliver products on time as our customers have come to expect. This possibility may come about due to an inability to find qualified personnel overseas. It is also possible that after an overseas transition, we may find that we have been producing products with latent defects that come to light only after a long period of operation. Transitioning a business to an overseas location has many additional risks such as developing solid financial, enterprise resource planning (ERP) and customer relationship management (CRM) systems.

Economic, political or trade problems with foreign countries could negatively impact our business.

We are increasingly outsourcing the manufacture of sub assemblies to suppliers based in China and elsewhere overseas. Economic, political or trade problems with foreign countries could substantially impact our ability to obtain critical parts needed in the timely manufacture of our products.

Customs rules are complex and vary within legal jurisdictions in which we operate. Failure to comply with local customs regulations could be discovered during a foreign government customs audit that may produce a substantial penalty.

Customs rules are complex and vary within legal jurisdictions in which we operate and there can be no assurance that there will be no control failure around customs enforcement despite the precautions we take. A failure with local customs regulations could be discovered during a foreign government customs audit and could result in a substantial penalty and a material impact on our financial results. We seek to mitigate this risk by maintaining export control systems and an internal customs staff charged with the responsibility of strictly complying with all applicable import/export laws. Further, we attempt to maintain arms length transactions with our foreign subsidiaries and their customers.

We have a history of operating losses and we may not be able to sustain or grow the current level of profitability.

We incurred operating losses on an annual basis from 1998 through 2003 and again in 2008. No assurances can be given that we will sustain or increase the level of profitability in the future based on extrinsic market forces, and the market price of our common shares may decline as a result.

Our Ability to Utilize Our Net Operating Loss Carryforwards and Other Tax Attributes will be Limited as a Result of Our Plan of Reorganization and is Dependent on Our Ability to Generate Sufficient Future Taxable Income.

We have significant net operating loss carryforwards (“NOLs”) and other tax attributes. Section 382 of the Internal Revenue Code of 1986, as amended, limits a corporation’s ability to utilize NOLs and other tax attributes following a Section 382 ownership change. We expect that we will undergo a Section 382 ownership change upon the implementation of our Plan of Reorganization and, consequently, our ability to utilize our NOLs and other tax attributes will be limited. In order to prevent an “ownership change” during our Chapter 11 proceedings, the Bankruptcy Court has entered an order that places certain restrictions on trading in our common shares. However, despite the order, we can provide no assurances that an “ownership change” has not or will not occur prior to emergence. Such a change prior to emergence could further limit our ability to utilize our NOL carryforwards. A significant limitation in our ability to utilize our NOL carryforwards could have a negative impact on our financial results.

In addition, our ability to use future tax deductions is dependent on our ability to generate sufficient future taxable income in the U.S. In determining our provision for income taxes, our tax attributes and liabilities and any valuation allowance recorded against our net tax attributes require subjective judgment and analysis. We consistently evaluate our tax attributes based on tax recoverable in the carryback period, existing deferred tax liabilities, tax planning strategies and future taxable income. Although we anticipate using certain of our tax attributes to generate tax refunds from prior years, our ability to recover all our tax attributes in certain jurisdictions depends upon our ability to continue to generate future profits. If actual results differ from our plans or we do not achieve the desired level of profitability in a given jurisdiction, we may be required to increase the valuation allowance on our tax attributes by taking a charge to the statement of operations, which could have a material negative result on our financial results.

Our reliance upon third party distribution channels subjects us to credit, inventory, business concentration and business failure risks beyond our control.

We sell products through resellers, distributors, original equipment manufacturers (“OEMs”) and system integrators. We sell certain lasers through a 50% owned Indian joint venture. The holder of the other 50% of the joint venture is not a related party. Selling products through third parties can subject us to credit and business risks. Our sales also depend upon the ability of our OEM customers to develop and sell systems that incorporate our products. Adverse economic conditions, large inventory positions, limited marketing resources and other factors influencing these OEM customers could have a substantial impact upon our financial results. We can not assure investors that our OEM customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our financial condition or results of operations.

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets, which could result in material losses.

Customers with liquidity issues may lead to additional bad debt expense. We monitor individual customer payment capability in granting open credit arrangements, and seek to limit such open credit to amounts we believe our customers can pay, and we maintain reserves we believe are adequate to cover exposure for doubtful accounts. However, there can be no assurance that our open credit customers will pay the amounts they owe to us or that the reserves we maintain will be adequate to cover such credit exposure. Our customers’ failure to pay and/or our failure to maintain sufficient reserves could have a material adverse effect on our operating results and financial condition.

In addition, to the extent that the ongoing turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay may be adversely impacted, which in turn could have a material adverse effect on our business, operating results and financial condition.

While we generally sell a portion of our sales directly to customers future sales may be derived through distributors. As distributors tend to have more limited financial resources than original equipment manufacturers (“OEM”) and end-user customers, they generally represent sources of increased credit risk. Additionally, in the event that the ongoing turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results and financial condition.

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

Our business strategy includes finding and making strategic acquisitions and divestitures. There can be no assurance that we will be able to continue to make acquisitions or divestitures that provide business benefit.

We acquired an optics business in the United Kingdom in 2007, we completed our acquisition of Excel in August 2008 and we sold our U.S. Optics Business in October 2008. We expect to continue to evaluate potential acquisitions and divestitures as part of our long-term strategic plan. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks, synergy and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of management’s attention from our core businesses and risks associated with unanticipated problems or liabilities. We cannot assure investors our efforts will be sufficient, or that acquisition candidates will be receptive to our advances or that any acquisition we may make would be accretive to earnings. We also cannot assure investors that we will find suitable purchasers in the event that we identify a potential divestiture candidate in the future. Further, given our significant debt and inability to use Form S-3, we may have difficulty obtaining financing for such strategic acquisitions.

We may fail to successfully complete the integration of Excel into our business and, as a result, may fail to realize the synergies, cost savings and other benefits expected from the acquisition. Further, Excel’s performance has not been in accordance with our expectations, which has had, and could continue to have a material adverse effect on our financial condition.

We may fail to successfully complete the integration of Excel into our business and, as a result, may fail to realize the synergies, cost savings and other benefits expected from the acquisition. The revenue we expected from Excel did not materialize in 2008, which contributed significantly to the impairment charge we recorded in the fourth quarter of 2008. We may continue to fail to grow and build revenues and profits in Excel’s business lines or achieve sufficient cost savings through the integration of customers or administrative and other operational activities. Furthermore, we must achieve these objectives without adversely affecting our revenues. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all, or it may take longer to realize them than expected, and our results of operations could be materially adversely affected.

Further, our ability to maintain and increase profitability of Excel’s business lines will depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue. Our expectations to achieve more consistent and predictable levels of revenue and to increase Excel’s profitability may not be realized, and such revenues and profitability may decline as we integrate Excel’s operations into our business. If Excel’s revenues grow more slowly than we anticipate, or if its operating expenses are higher than we expect, we may not be able to sustain or increase its profitability, in which case our financial condition will suffer and our stock price could decline. For example, as discussed in Note 17 of Notes to Consolidated Financial Statements, in 2008, we experienced decreased performance relative to our expectations for our acquisition of Excel. The decreased performance contributed to our having recorded a significant impairment charge against the value of assets that were initially attributed to the goodwill, intangible assets and other long-lived assets of Excel during the fourth quarter of 2008. Should there be continued deterioration in Excel’s performance, future impairment changes may be required to be recorded.

We continue our leadership transition, which could have a material effect on our business.

We continuously review our management, business and organizational structures. There are risks associated with changes in strategy and management at the executive and/or director level, and changes in product or operational focus. During 2008, and in early 2009, we experienced significant turnover in our management team, including our Chief Financial

Officer, our General Counsel and certain senior members of our various segments or operating groups. There can be no assurance that any of the anticipated or other prospective management changes will not have a negative material effect on the Company.

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

The Company conducted an internal review of potential issues related to the Foreign Corrupt Practices Act and voluntarily shared information relating to that review with the SEC in the third quarter of 2009. These matters could have a material adverse effect on us. Further, our reputation and our ability to do business may be impaired by improper conduct by any of our employees, agents or business partners.

During the Revenue Review, the Audit Committee and its advisors identified certain potential issues related to the Foreign Corrupt Practices Act (“FCPA”), in particular in China, and referred those issues to the Company for review. With the assistance of outside legal counsel, the Company conducted and completed an internal review of those potential issues and voluntarily shared information relating to the internal review with the SEC in the third quarter of 2009. While we have not received any further requests from the SEC on this internal FCPA review, we cannot predict whether the SEC will request any further information from the Company regarding the internal FCPA review or whether the SEC will take any other action.

Additionally, we cannot provide assurance that our internal controls will always protect us from reckless or criminal acts committed by our employees, agents or business partners that would violate US and/or non-US laws, including the laws governing payments to government officials, competition, money laundering and data privacy. Any such improper actions could subject us to civil or criminal investigations in the US and in other jurisdictions, and could lead to substantial civil or criminal, monetary and non monetary penalties against us or our subsidiaries. Following the aforementioned internal review, we updated our FCPA compliance policies and enhanced our FCPA training program.

We have undertaken restructuring activities, and we will continue to assess our operating structure.

Our ability to reduce operating expenses is dependent upon the nature of the actions we take to reduce expense and subsequent ability to implement those actions and realize expected cost savings. For example, in the past years we shifted certain of our operations in the United States and United Kingdom to China to reduce expenses. We have undertaken actions to consolidate redundant or excess personnel that have arisen due to our acquisition of Excel in August 2008, and due to the contracting demand for certain of our products due to the global economic slowdown. We have also divested of other businesses. There can be no assurance that these actions will provide us economic benefit. Further, there is a risk that these actions may ultimately prove detrimental to operations and sales, or to our intellectual property protections.

We expect to be consolidating some of our operations for greater efficiency.

There is execution risk in these plans. We can not assure investors that economies of scale will or can be realized as a result of any historic or planned restructuring activities. These actions will take time and will include substantial operational risks, including the possible disruption of manufacturing lines. We can not assure investors that any moves would not disrupt business operations or have a material impact on results.

In addition, any decision to limit investment in, dispose of or otherwise exit business activities may result in the recording of special charges, such as technology write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or a loss on the sale of assets. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including intangible assets, could change as a result of such decisions. Further, our estimates related to the liabilities for excess facilities are affected by changes in real estate market conditions. Our December 2008 assessment of the carrying value of goodwill and intangible assets resulted in substantial write downs. Additionally, we are required to perform goodwill impairment tests on an annual basis and during the year in certain circumstances. There can be no assurance that future goodwill and intangible assets impairment tests will not result in a change to earnings.

Product defects or problems with integrating our products with other vendors’ products may seriously harm our business and reputation.

Complex products that we produce can contain latent errors or performance problems. There have been instances where we have found errors immediately after launch of new products, and there have been instances where we have also found latent errors in our products. We cannot always resolve errors that we believe would be considered serious by our customers before implementation, thus our products are not error-free. These errors or performance problems could be detrimental to our business and reputation. In addition, customers frequently integrate our products with other vendor’s products. When problems occur in a combined environment, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. These problems may also complicate our determination of the timing and amount of revenue recognition. To date, defects in our products or those of other vendors’ products with which our products are used by our customers have not had a material negative effect on our business relationships with our customers. However, we cannot be certain that a material negative impact will not occur in the future.

We depend on limited source suppliers that could cause substantial manufacturing delays if supply disruption occurs.

Many of our products are manufactured with components that are designed by an outside supplier. While we attempt to mitigate risks associated with our reliance on single suppliers by actively managing our supply chain, we still source some components from single vendors. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products, particularly in our Semiconductor Systems. There can be no assurance that our current or alternative sources will be able to continue to meet all of our demands on a timely basis. If suppliers or subcontractors experience difficulties, or fail to meet any of our manufacturing requirements, our business would be harmed until we are able to secure alternative sources, if any, on commercially reasonable terms.

We also depend on suppliers that provide high precision parts.

Any such parts that have latent or known defects, may materially impact relations with our customers if they cause us to miss our scheduled shipment deadlines. If latent defects are incorporated into our products and discovered later, there could be a material impact on our revenues. We seek to reduce the risk of defects by selecting and qualifying alternative suppliers for key parts, and by monitoring the quality of products coming from key suppliers.

Production difficulties and product delivery delays could materially adversely affect our business.

We assemble our products at our facilities in the United States, the United Kingdom and China. If use of any of our manufacturing facilities were interrupted by a natural disaster or otherwise, our operations could be negatively impacted until we could establish alternative production and service operations. In addition, we may experience production difficulties and product delivery delays in the future as a result of:

•	mistakes made while transferring manufacturing processes between locations;

•	changing process technologies;

•	ramping production;

•	installing new equipment at our manufacturing facilities; and

•	shortage of key components.

Increased governmental regulation of our business could materially adversely affect us.

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

We may require additional capital to support business growth, and this capital may not be available on acceptable terms or at all.

We may require additional funds to respond to business challenges, including the need to develop new products or enhance our existing products, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common shares. Further, our existing Senior Notes may restrict or impede our ability to obtain additional debt financing. Any debt financing secured by us in the future could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. In addition, the terms of any additional equity or debt issuances may adversely affect the value and price of our common shares.

Due to the prevailing global economic conditions that largely began in 2008, many businesses do not have access to the capital markets on acceptable terms. In addition, as a result of this global credit market crisis, conditions for acquisition activities have become very difficult as tight global credit conditions have adversely affected the ability of potential buyers to finance acquisitions. Although these conditions have not immediately affected our current plans, these adverse conditions are not likely to improve significantly in the near future and could have a negative impact on our ability to execute on future strategic activities.

Risks that Relate to Our Common Shares

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. If our “pre-arranged” Plan of reorganization that we filed is confirmed by the Court, our common shares will be heavily diluted. If our Plan of reorganization is not confirmed by the Court, we may be unable to come to terms with the holders of our Senior Notes, and holders of such common shares likely will not receive any distribution with respect to, or be able to recover any portion of, such investment.

If our Plan of reorganization is confirmed by the Court, our common shares will be heavily diluted. If our Plan of reorganization is not confirmed by the Court, an alternative plan of reorganization could be approved by the Court, resulting in more or less dilution compared with the Company’s proposed Plan or as a result of which our common shares could be cancelled upon the approval of the Court and if that were to occur the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such common shares. Trading prices are very volatile and frequently bear no relationship to the expected recovery by the holders of such securities in Chapter 11 reorganization proceedings. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.

Holders of our common shares are subject to the risk of additional and substantial dilution to their interests as a result of future issuances of common shares.

In the future, we may issue additional equity securities to raise capital or restructure our existing debt and our stock option holders may exercise all or some of the options that are outstanding or may be outstanding. These additional issuances would dilute existing share ownership.

Future sales of a substantial number of our common shares in the public market could adversely affect the trading price of our shares and impair our ability to raise funds in future stock offerings.

Future sales of a substantial number of our common shares in the public market or the perception that such sales could occur, could adversely affect the prevailing market price of our common shares and could make it more difficult for us to raise additional capital through the sale of equity securities.

The market price of our common shares has been and may continue to be subject to wide fluctuations, and this may make it difficult for you to resell the common shares when you choose to or at prices you find attractive.

Our stock price historically has been, and may continue to be, volatile. Various factors contribute to the volatility of the stock price, including:

•	the current general economic downturn and any future general economic downturns that impacts the purchasing decisions of our significant customers or the timing and size of their orders;

•	fluctuation in demand for our products and the timing and size of customer orders;

•	the cancellation or deferral of existing customer orders or the renegotiation of existing contractual commitments;

•	the length and variability of the sales cycle for our products;

•	changes in our pricing policies, the pricing policies of our competitors and the prices of the components of our products;

•	our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

•	the mix of product configurations sold;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	costs related to acquisitions of complementary products, technologies or businesses;

•	corporate restructurings, including layoffs;

•	the timing of revenue recognition and the application of complex revenue recognition accounting rules to our customer arrangements;

•	announcements of quarterly operating results and revenue and earnings forecasts by us, our competitors or our customers;

•	failure to achieve financial forecasts, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us;

•	rumors, announcements or press articles regarding changes in our management, organization, operations or prior financial statements;

•	changes in revenue and earnings estimates by securities analysts;

•	announcements of planned acquisitions by us or by our competitors;

•	announcements of new or planned products and enhancements by us, our competitors or our customers;

•	gain or loss of a significant customer;

•	our involvement in legal proceedings and the entry of judgments or decisions adverse to us;

•	inquiries and/or proceedings by the SEC, NASDAQ, law enforcement or other regulatory bodies; and

•	acts of terrorism and the threat of war.

While we cannot predict the individual effect that these factors may have on the market price of our common shares, these factors, either individually or in the aggregate, could result in significant volatility in our stock price during any given period of time. Additionally, the stock market has recently experienced extreme price volatility, which has adversely affected and may continue to adversely affect the market price of our common shares for reasons unrelated to our business or operating results.

Our directors, executive officers and each of our greater than 5% stockholders and their affiliates have substantial control over the outstanding shares of our common shares, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of our greater than 5% stockholders and their affiliates, in the aggregate, together beneficially own a substantial amount of the outstanding shares of our common shares. As a result, these stockholders, if acting together, may be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common shares as part of a sale of our company and might affect the market price of our common shares.

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

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. The transactions contemplated by our Plan in the Chapter 11 Cases will not trigger our existing shareholder rights plan. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions that stockholders desire.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

1. 2006 Plan

The Company recently discovered that it inadvertently failed to file with the SEC a registration statement on Form S-8 relating to securities issued under its 2006 Plan. As a result, the Company inadvertently issued unregistered shares of common stock as described in further detail below. Since becoming aware of this issue, the Company has been unable to take corrective steps to register such securities since the Company has not been current in its SEC periodic reporting obligations and is therefore not eligible to rely on a registration statement on Form S-8 or any other registration statement until it becomes current in its periodic reporting requirements under the Securities Exchange Act of 1934, as amended. The Company has instituted a moratorium on the granting of all equity awards and share issuances until a registration statement on Form S-8 is on file.

The Company’s 2006 Plan was approved by the Company’s shareholders in May 2006 and issuances of equity awards thereunder were available to substantially all of its employees, consultants and directors worldwide. From March 2007 through March 2010, the Company issued approximately 773,037 duly authorized common shares with a total fair market value at the date of issuance of approximately $3,889,796 to fifty-two employees and directors under its 2006 Plan. However, the Company’s management subsequently determined that these common shares issued pursuant to the 2006 Plan were inadvertently not registered under the Securities Act of 1933 or applicable state securities law requirements prior to issuance and were issued without an appropriate restrictive legend. As a result, the Company may be subject to civil litigation, enforcement proceedings, fines, sanctions and/or penalties.

The Company may also be subject to claims by participants in the 2006 Plan for rescission of their acquisitions of common shares under the 2006 Plan under federal securities laws until the expiration of the applicable statute of limitations period, which is one year under federal law from the date of transaction. If applicable, such participants may have the right to rescind their purchases for an amount equal to the purchase price for the shares (or if the shares have been disposed of, claims for any damages with respect to any loss on such disposition) plus interest from the date of purchase. However, under applicable provisions of federal law (including section 510(b) of the Bankruptcy Code (11 U.S.C. § 510(b)), and in connection with our Chapter 11 Cases, if the Company’s proposed Plan is confirmed, the holders of any such damage claims and related rescission or other rights would, the Company believes, be entitled to receive a distribution under the Plan of common shares of the reorganized Company only. The Company believes that the most likely result is that any such claims, if allowed, would result in the holder receiving that quantity of common shares in the reorganized Company that are determined by a court to result in equal treatment of such claim holders and existing equity holders. Furthermore, rescission or damages claims of a shareholder who holds the above described unregistered shares, but receives new shares, as contemplated by the Plan, would be discharged upon the Company’s emergence from the bankruptcy proceedings. Such new shares would be issued pursuant to an exemption from registration under §1145 of the Bankruptcy Code and be freely tradable by holders who are not deemed to be underwriters.

As noted above, the Company’s failure to (i) register the common shares underlying the 2006 Plan and (ii) issue the common shares pursuant to a valid exemption from such registration requirements was inadvertent and the Company has always treated the common shares issued under the 2006 Plan as outstanding for financial reporting purposes. Consequently, these unregistered transactions do not represent any additional dilution.

2. Excel Technology, Inc.

In August 2008, in connection with our acquisition of Excel, the Company entered into a Warrant Agreement with certain holders of our Senior Notes, dated August 20, 2008 (the “Warrant Agreement”), pursuant to which the Company issued and sold to such noteholders warrants to purchase common shares of the Company (the “Warrants”). The Warrants were issued in a private transaction in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Warrants were subsequently net exercised in exchange for 5,858,495 common shares and such common shares were simultaneously registered pursuant to a Registration Statement on Form S-3 filed with the SEC in October 2008.

3. Purchases of Equity Securities

The following table provides information about purchases by the Company during the nine month period ended September 26, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

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

All of the purchases of shares noted above were made under the Company’s Stock Repurchase Program on the open market at prevailing prices using the Company’s available cash. The Stock Repurchase Program was announced on December 21, 2005. In February 2008, the Company’s Board of Directors authorized an increase in the Stock Repurchase Program, initially approved in December 2005 at $15.0 million, to $40.0 million. The program was suspended in May 2008 as a result of the Company’s decision to acquire Excel.

Item 3.	Defaults Upon Senior Securities

As previously disclosed, the filing of the Chapter 11 Petitions constituted an event of default under the Indenture dated as of August 20, 2008, by and among GSI Group Corporation, as issuer, the Company, as guarantor, the other guarantors party thereto from time to time and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Senior Notes. As of September 26, 2008, the Company has $210 million aggregate principal amount of Senior Notes outstanding. As a result of the filing of the Chapter 11 Petitions, all indebtedness outstanding under the Senior Notes was accelerated and became due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Company and the application of the applicable bankruptcy law.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Definitive Agreement, by and between the Registrant and Gooch & Housego plc., dated July 3, 2008					*

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2	By-Laws of the Registrant, as amended					*

4.2	Indenture, by and among GSI Group Corporation, as issuer, the Registrant and Eagle Acquisition Corporation, as Guarantors, and The Bank of New York Mellon Trust Company, N.A. as trustee, dated August 20, 2008.	8-K	000-25705	10.1	8/21/08

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.3	Warrant Agreement, by and among the Registrant and the initial holders set forth therein, dated August 20, 2008.	8-K	000-25705	10.2	8/21/08

10.1	Registration Rights Agreement, by and among the Registrant and the signatories thereto, dated August 20, 2008.	8-K	000-25705	10.3	8/21/08

10.2	Tender and Support Agreement, by and among the Registrant and the signatories thereto, dated July 9, 2008.	8-K	000-25705	99.1	7/11/08

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Group Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI Group Inc. (Registrant)

Name	Title	Date

/S/ SERGIO EDELSTEIN	President and Chief Executive Officer (Principal Executive Officer)	April 13, 2010
Sergio Edelstein

/S/ GLENN DAVIS	Principal Financial Officer and Principal Accounting Officer	April 13, 2010
Glenn Davis

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Definitive Agreement, by and between the Registrant and Gooch & Housego plc., dated July 3, 2008					*

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2	By-Laws of the Registrant, as amended					*

4.2	Indenture, by and among GSI Group Corporation, as issuer, the Registrant and Eagle Acquisition Corporation, as Guarantors, and The Bank of New York Mellon Trust Company, N.A. as trustee, dated August 20, 2008.	8-K	000-25705	10.1	8/21/08

4.3	Warrant Agreement, by and among the Registrant and the initial holders set forth therein, dated August 20, 2008.	8-K	000-25705	10.2	8/21/08

10.1	Registration Rights Agreement, by and among the Registrant and the signatories thereto, dated August 20, 2008.	8-K	000-25705	10.3	8/21/08

10.2	Tender and Support Agreement, by and among the Registrant and the signatories thereto, dated July 9, 2008.	8-K	000-25705	99.1	7/11/08

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*