Form 10-K
period 2008-12-31
GSI GROUP INC
filed 2010-04-13
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-25705

GSI Group Inc.

(Exact name of registrant as specified in its charter)

New Brunswick, Canada	98-0110412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Middlesex Turnpike
Bedford, Massachusetts, USA	01730
(Address of principal executive offices)	(Zip Code)

(781) 266-5700

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which Registered
Common Shares, no par value	NASDAQ

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s outstanding common shares held by non-affiliates of the Registrant, based on the closing price of the common shares on The NASDAQ Stock Market on the last business day of the Registrant’s most recently completed second fiscal quarter (June 27, 2008) was approximately $150,504,163. For purposes of this disclosure, common shares held by officers and directors of the Registrant and by persons who hold more than 5% of the Registrant’s outstanding common shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

There were approximately 47,901,978 of the Registrant’s common shares, no par value, issued and outstanding on March 23, 2010.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

GSI GROUP INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2008

As used in this report, the terms “we,” “us,” “our,” “GSI Group”, “GSI”, “GSIG” and the “Company” mean GSI Group Inc. and its subsidiaries, unless the context indicates another meaning.

Unless otherwise noted, all dollar amounts in this report are expressed in United States dollars.

The following trademarks and trade names of GSI Group are used in this report: WaferMark™, WaferRepair™, WaferTrim™, CircuitTrim™, SVS™, MicroE® and Westwind.

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

The Audit Committee’s advisors reported the results of the investigation to the Audit Committee on April 24, 2009. The Company voluntarily reported the investigation results to the Securities and Exchange Commission (“SEC”) on April 30, 2009. The Company later announced in May 2009 that it was reviewing sales transactions of its Semiconductor Systems Segment during fiscal years 2004 and 2005 to determine if adjustments needed to be made to those periods. Thereafter, on June 30, 2009, the Company announced that it was undertaking a preliminary review of the timing of revenue recognized in connection with multiple element arrangements in its Precision Technology Segment from 2004 through 2008 to determine if adjustments need to be made to those periods (collectively with the Audit Committee’s review of transactions in the Semiconductor Systems Segment and any other related Company reviews of transactions in the Semiconductor Systems Segment and Precision Technology Segment, the “Revenue Review”). As is further explained in Note 2 of the Notes to Consolidated Financial Statements, in connection with the Revenue Review, the Company concluded that there were a number of adjustments required that primarily relate to revenue recognition and the corresponding adjustments to deferred revenue, cost of goods sold and other assets. Adjustments to revenue resulted in revenue and their related costs being deferred and recognized in subsequent periods once all revenue recognition criteria have been met. In addition, these adjustments did not affect the Company’s cash balances. The transactions that are being restated as a result of the Revenue Review include transactions for which the complete facts required to make the appropriate assessment with respect to the timing of the revenue recognition were not communicated to the finance department at the time the initial revenue was booked. As of December 31, 2008, a substantial portion of the revenue deferred through the restatement remains deferred, pending the finalization of all deliverables under the terms of the arrangements with customers. The revenue adjustments, in aggregate for both the Semiconductor Systems and the Precision Technology Segments, primarily relate to:

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

In connection with its restatement, the Company and Ernst & Young LLP, its independent auditors, identified and reported to the Company’s Audit Committee significant internal control matters that collectively constitute “material weaknesses.” Please see “Item 9A. Controls and Procedures” below for a description of these matters, and of certain of the measures that have been implemented during 2009, to date, as well as additional steps the Company plans to take to strengthen its controls.

The Company does not anticipate amending its previously filed annual reports on Form 10-K or any quarterly reports on Form 10-Q. The consolidated financial statements and related consolidated financial information contained in previously filed reports, including for the years ended December 31, 2007 and 2006 and for the first two quarterly reports during 2008 and the first three quarters of 2007, should no longer be relied upon. See Note 17 of the Notes to Consolidated Financial Statements for disclosure of quarterly results of operations for each quarter in 2007 and 2008.

PART I

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. The Company makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that the Company files from time to time with the SEC. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “will,” “could,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. The forward-looking statements contained in this Annual Report include, without limitation, statements about our reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code, our ability to continue as a going concern, the value of our common shares, our delisting proceedings with NASDAQ, our internal controls over our accounting for revenue recognition and income tax transactions, our internal controls over our financial close process, our results of operations and our financial condition. All forward-looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward-looking statements.

Item 1.	Business

OVERVIEW

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”) design, develop, manufacture and sell photonics-based solutions (consisting of lasers, laser systems and electro-optical components), precision motion devices, associated precision motion control technology and systems. Its customers incorporate its technology into their products or manufacturing processes, for a wide range of applications in a variety of markets, including: industrial, scientific, electronics, semiconductor, medical and aerospace. The Company’s products enable customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications.

The Company’s products are grouped into three segments: Precision Technology, Semiconductor Systems and Excel Technology, Inc. (“Excel”). The Company strives to create shareholder value through:

•	Organic sales growth by delivering a consistent stream of successful new product launches,

•	Generating high levels of cash flow from operations, and

•	Acquiring and successfully integrating businesses that have complementary and established core competencies.

GSI Group Inc., founded in 1968 as General Scanning, Inc., was initially incorporated in Massachusetts. General Scanning developed, manufactured and sold components and subsystems for high-speed micro positioning of laser beams. In 1999 General Scanning merged with Lumonics Inc., a Canadian company that developed, manufactured and sold laser-based, advanced manufacturing systems for electronics, semiconductor, and general industrial applications. GSI Lumonics Inc., the post-merger entity, continued under the laws of the Province of New Brunswick, Canada. In 2005, the Company renamed itself GSI Group Inc.

In addition to the restatement of the Company’s financial results, which is discussed in the preceding Explanatory Note and further described in detail in Note 2 of Notes to Consolidated Financial Statements, a number of significant events have occurred since August 2008 and through the filing of this Annual Report on Form 10-K. Each of these recent events is discussed below. Following the discussion of these recent events is a discussion of the Company’s continuing operations.

SIGNIFICANT RECENT EVENTS

Acquisition of Excel Technology, Inc. in August 2008

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

Divesture of General Optics Business in October 2008

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

Chapter 11 Bankruptcy Filing

In connection with the Company’s failure to file the 2008 Q3 Report, as described in the Explanatory Note, on December 12, 2008, the Company announced that it had received four letters from certain noteholders of the 11% Senior Notes due in 2013, in the principal amount of $210.0 million (the “Senior Notes”), issued by GSI Group Corporation (“GSI US”), alleging that the Company had failed to comply with a covenant in the Senior Note Indenture (the “Indenture”), relating to the Senior Notes, as a result of the Company’s failure to file its 2008 Q3 Report within the time period specified by the rules and regulations of the SEC. These noteholders further alleged that, if such failure continued for 60 days from the date that the Company received notices of failure from holders comprising at least 25% of the aggregate principal amount of Senior Notes then outstanding, then such failure would constitute an event of default. Although the Company asserted that the letters did not constitute proper notice as required pursuant to the terms of the Indenture, and notified the trustee under the Indenture as such, the Company continued to work diligently to complete the review by its Audit Committee and to file its 2008 Q3 Report to avoid any claim of an “Event of Default” from occurring under the Indenture. Upon receipt of the letters from the noteholders, the Company commenced discussions with certain of the noteholders. On February 11, 2009, the Company announced that it entered into forbearance agreements with certain noteholders holding greater than 75% of the outstanding aggregate principal amount of the Senior Notes, pursuant to which such noteholders agreed to forebear from taking any action or exercising any remedies under the Indenture as a result of the Company’s delayed periodic reports until February 27, 2009, pursuant to other terms and conditions more specifically set forth therein. On June 30, 2009, the Company announced that it reached an agreement on a non-binding term sheet with certain noteholders to consensually restructure the Company’s outstanding obligations under the Senior Notes.

Following negotiations between the Company and certain noteholders about the restructuring, on November 20, 2009 (the “Petition Date”), GSI Group Inc. (“GSIG”) and two of its United States subsidiaries, GSI US and MES International, Inc. (“MES” and, collectively with GSIG and GSI US, the “Debtors”), filed voluntary petitions for relief (the “Chapter 11 Petitions”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) (the “Chapter 11 Cases”). Following the Petition Date, the Debtors will continue to operate their business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

On November 19, 2009, in anticipation of filing the Chapter 11 Petitions, the Debtors entered into a Noteholder Restructuring Support Agreement with eight of ten of the beneficial holders (the “Consenting Noteholders”) of the Senior Notes, representing Consenting Noteholders holding approximately 88.1% of the outstanding principal amount of the Senior Notes. Pursuant to the Noteholder Restructuring Support Agreement, the Consenting Noteholders have agreed, subject to certain conditions, to support the Joint Chapter 11 Plan of Reorganization proposed by the Debtors, which was filed with the Chapter 11 Petitions.

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

The Third Modified Joint Chapter 11 Plan of Reorganization

Pursuant to the Plan, which is subject to Court approval, the holders of claims under the Senior Notes (the “Senior Note Claims”) would, in exchange for the Senior Note Claims, receive their pro rata portion of (i) shares of new convertible preferred stock of GSIG (the “Preferred Shares”), which, on an as-converted basis, would represent approximately 53.8% of GSIG’s post-consummation outstanding shares, (ii) new secured notes in the aggregate amount of $110 million, (iii) excess cash available under the Plan to the extent certain allowed claims exceed $22.5 million and (iv) a cash payment (the “Cash Payment”) in an amount of $69,315 for each day from and including the Petition Date until the plan distribution date. Under the terms of the Plan and because the Debtors commenced the Chapter 11 Cases by November 20, 2009, this Cash Payment would be reduced by $2.1 million. On the effective date of the Plan, GSIG would also pay any and all interest accrued on the Senior Note Claims until the Petition Date. As of the Petition Date, there is approximately $6.03 million in accrued and unpaid interest with respect to the Senior Notes. The Preferred Shares would have a 1x liquidation preference and be mandatorily redeemable after 8 years for cash or, if certain circumstances are met, common shares of GSIG. The Preferred Shares would be voted on an as-converted basis together with GSIG’s common shares and share pari passu in any dividend declared on common shares, but not have any guaranteed fixed dividend rights. The interest rate on the new secured notes would be 12.25% and, at GSI US’s option, subject to GSIG’s compliance with a fixed charge coverage ratio defined in the indenture for the new secured notes to be entered into upon the effective date of the Plan, would be payable in kind at a compounded rate of 13%. The new secured notes would be issued by GSI US, guaranteed by GSIG, ten of GSI US’s United States subsidiaries, and two of GSIG’s Canadian subsidiaries and secured by substantially all the assets of GSI US and the guarantors.

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

The recoveries summarized above and the other terms of the Company’s restructuring are more fully described in the Plan.

The Plan Support Agreement

The Debtors’ proposed financial restructuring, as set forth in the Plan, has the support of Consenting Noteholders holding approximately 88.1% of the principal amount of the outstanding Senior Notes, representing 80% of all holders of the Senior Notes. The Plan Support Agreement was approved by the Court on December 18, 2009, and as noted above, was amended and restated on March 16, 2010.

The Plan Support Agreement requires the Consenting Noteholders, and their successors and assigns, (i) to timely file a notice with the Court indicating that the votes previously submitted by the Consenting Noteholders with respect to the Plan shall constitute and be deemed votes accepting and in favor of the Plan, (ii) not to object to confirmation of the Plan and not to object to, or otherwise commence, any proceeding to oppose or alter the Plan or support an alternative restructuring, (iii) not to withdraw, change or revoke their votes with respect to the Plan, except as otherwise permitted in the Plan Support Agreement, and (iv) except as otherwise permitted in the Plan Support Agreement, not to take any other action, including commencing any legal proceeding, that is inconsistent with, or that would materially prevent, hinder or delay the consummation of, the restructuring.

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

SEC Investigation

As discussed in the Explanatory Note to the Annual Report on Form 10-K, we have conducted a Revenue Review of certain of our historic revenue transactions. On May 14, 2009, we received a notice from the SEC indicating that the SEC is conducting a formal investigation relating to our historical accounting practices and the restatement of our historical consolidated financial statements. The Company is cooperating fully with the SEC’s investigation.

Going Concern

Operating in bankruptcy imposes significant risks and uncertainties on our business. See Item 1A — “Risk Factors — Risks Relating to Bankruptcy” for a discussion of the risks and uncertainties relating to our business and investing in our securities as a result of the Chapter 11 Cases.

The Company believes that when it emerges from bankruptcy it will be sufficiently capitalized. The Company expects that it will have assets that exceed its liabilities, and that those assets, as well as the net assets derived from its continuing operations, will be sufficient to meet the Company’s obligations, including the obligations with respect to the payment of interest, and repayment of principal under the New Term Loan. Notwithstanding the Company’s expectation upon its emergence from bankruptcy, uncertainties inherent in the bankruptcy process raise substantial doubt about the Company’s ability to continue as a going concern. In particular, until the Plan is confirmed by the Court, the Company may be required to pay the Senior Note Claims under the original terms of the Senior Notes. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

THE COMPANY’S CONTINUING OPERATIONS

The Company operates in three segments, Precision Technology, Semiconductor Systems and Excel, which are described below.

Precision Technology Segment

The Company’s Precision Technology Segment designs, manufactures, and markets lasers, optical scanners, optics, air bearing spindles, encoders, and thermal printers to customers worldwide. The Company’s OEM products include those based on its core competencies in laser, precision motion and motion control technology. The Company sells the products in the Precision Technology Segment both directly and indirectly through resellers and distributors.

The Precision Technology Segment has six major product lines, including lasers, scanners, optics, printed circuit board spindles, encoders and thermal printers.

Product Line	Key End Markets	Description

Lasers	Industrial, Electronics, Automotive, Medical, Packaging and Aerospace	Applications include welding, cutting, drilling, surface marking, and deep engraving of metal and plastic parts.

Scanners	Industrial Electronics, Aerospace, and Medical Applications	High precision motors that, when coupled with a mirror, can direct a laser beam with a high degree of accuracy. Applications include laser marking and coding, laser machining and welding, high density via hole drilling of printed circuit boards, retinal scanning, laser-based vision correction, high resolution printing, 2D or 3D imaging, and laser projection and entertainment.

Optics	Aerospace, Telecommunications, And Industrial	Super flat and super polished optics, and high performance mirrors primarily used with a scanner to direct a laser light. Applications include all of the above (Scanners), and in addition, the deflection of laser beams in aircraft gyroscopes, and bending optical light beams that transmit telecommunications data.

Printed Circuit Board Spindles	Electronics	High-speed air bearing spindles used to drill very small and precise holes in printed circuit boards. Other applications include: semiconductors, industrial and printing.

Encoders	Electronics	Linear and rotary electro-optical tracking devices that measure movement with sub-micron accuracy. Applications include: motion control of semiconductor and electronic manufacturing equipment, confocal microscopes, positioning magnetic rings on hard drives, precision manufacturing and coordinate measuring systems.

Thermal Printers	Medical	Rugged paper tape printers for the medical instruments and defibrillator markets.

Semiconductor Systems Segment

The Company’s Semiconductor Systems Segment designs, develops and sells production systems that process semiconductor wafers using laser beams and high precision motion technology. The Company sells manufacturing systems to integrated device manufacturers and wafer processors. The Company’s systems perform laser based processing on all of the following types of semiconductors: general wafers used for logic or memory purposes, dynamic random access memory (DRAM, NAND) chips and high performance analog chips.

Semiconductor manufacturers’ main technology challenge is to meet the trend toward ever shrinking circuit sizes demanded by consumers of micro-electronics like cell phones. As semiconductor manufacturers put more memory on smaller dye, the two critical challenges for production system suppliers are the ability to provide systems that can process wafers with manufacturing accuracy to the sub-micron level and to increase the wafer processing throughput.

The Semiconductor Systems Segment has three major product lines.

Product Line	Key End Markets	Description

WaferRepair	Semiconductor - DRAM and Flash Memory chips	Wafer Repair is used to raise production yields for 300mm and 200mm DRAM and NAND wafers to commercially acceptable levels.

WaferTrim	Semiconductor - high performance analog and mixed signal devices	Wafer Trim systems enable production of high performance integrated circuits by precisely trimming analog and mixed signal integrated circuits with a laser beam to achieve a specified electrical resistance.

WaferMark	Semiconductor - silicon suppliers and integrated circuit factories	WaferMark systems are used to mark silicon wafers with characters or markings at various stages of the wafer and integrated circuit manufacturing process. The marks are designed to aid process control and device traceability.

The Semiconductor Systems Segment also includes two smaller product lines, CircuitTrim and SVS CircuitTrim systems are used in the production of thick and thin film resistive components for surface mount technology electronic circuits, known as chip resistors, as well as thick and thin film hybrid circuits, and for adjusting the performance of complete multi-chip modules. SVS inspection equipment is used to inspect pre- and post- reflow solder paste and component placement on printed circuit boards.

Excel Segment

The Company’s Excel Segment designs, manufactures and markets photonics-based solutions consisting of lasers, laser-based systems, precision motion devices and electro-optical components, primarily for industrial and scientific applications. The Company sells the products in the Excel Segment to customers worldwide, both directly and indirectly through resellers and distributors.

The Excel Segment has four major product lines.

Product Line	Key End Markets	Description

Lasers and Laser-Based Systems	Industrial, Scientific and Homeland Security	Applications include cutting, marking, engraving and micro-machining, scientific research, remote sensing and automation.

Scanners	Industrial, Medical, Scientific, Military and Academic	High precision motors that, when coupled with a mirror, can direct a laser beam with a high degree of accuracy. Applications include product laser marking and coding, laser machining and welding, high density via hole drilling of printed circuit boards, scanning microscopy, retinal scanning and Optical Coherence Tomography imaging for laser-based biomedical diagnostics, laser-based vision correction, high resolution printing, holographic storage, semiconductor wafer inspection and processing, 2D or 3D imaging and laser projection and entertainment.

Optics	Scanning	Thin-filmed optics primarily used with a scanner to direct a laser light. Applications include optical scanners, laser systems, professional motion picture cameras and a myriad of other industrial and scientific applications, as well as interferometry and research and development.

Light and Color Measurement	Aerospace, Automotive, Lighting, Motion Picture, Research and Development and related industries	Color metrology systems are used by a wide variety of industries for research, quality control and on-line testing, including portable battery operated Spectro radio meter, photometers and video photometers.

Products and Services

The Company’s sales and gross margin contributions in 2008 were derived from the following business segments (dollars in thousands):

	Sales	Gross Margin Percentage
Precision Technology	$146,616	33.5%
Semiconductor Systems	88,494	31.1%
Excel	55,612	37.2%
Intersegment sales eliminations(1)	(2,254)	(14.8)%

Total	$288,468	33.8%

(1)	Sales of the Precision Technology Segment’s products to the Semiconductor Systems Segment.

Customers

The Company has a diverse group of customers that includes some of the largest global leaders in their industries. Many of the Company’s customers participate in several market segments. In 2008, 2007 and 2006, no single customer accounted for 10% or more of sales.

Customers of our Semiconductor Systems Segment include some of the major semiconductor and silicon wafer producers. Most of these customers are end users who use our systems in their factories to manufacture products that include silicon wafers, memory chips, analog and hybrid micro-circuits in volume. A large number of them are based in Asia.

Customers of our Precision Technology and Excel Segments include a large number of original equipment manufacturers who integrate our products into their systems for sale to end users. Some of our Precision Technology and Excel products are also sold directly to end users. Precision Technology Segment and Excel Segment customers include leaders in the semiconductor equipment, industrial systems, electronics, automotive, data storage, and medical equipment markets. A typical OEM customer will evaluate a Precision Technology Segment or Excel Segment product before deciding to incorporate it into a product or system. Customers generally choose suppliers based on a number of factors, including product performance, reliability, price, breadth of the supplier’s product offering, and the geographical coverage offered by the supplier. Once Precision Technology Segment and Excel Segment products have been designed into a given OEM customer’s product or system, there are generally significant barriers to subsequent supplier changes.

Manufacturing

The Company manufactures Precision Technology Segment products at facilities in Bedford, Massachusetts; Poole, Rugby and Taunton, United Kingdom and Suzhou, China. Semiconductor Systems Segment products are manufactured, assembled and tested in Bedford, Massachusetts. The Company manufactures Excel Segment products at facilities in Lexington, Massachusetts, East Setauket, New York; Orlando, Florida; Chatsworth, Oxnard and Santa Clara, California; Cambridge, Massachusetts; Mukilteo, Washington, and Ludwigsburg, Germany. Most of the Company’s products are manufactured under ISO 9001 certification. Manufacturing functions are performed internally when management chooses to maintain control over critical portions of the production process or for cost related reasons. To the extent practical, the Company outsources the remaining portions of the production process. The Semiconductor Systems Segment focuses on outsourcing low value parts and modules and internally retains the tasks of final assembly of subsystems, testing and quality control.

All volume manufacturing of legacy laser products are moving from the Rugby, U.K. facilities, to other Company (including former Excel) laser manufacturing sites. The restructuring was significantly completed in 2009 and is projected to generate annual pretax savings in the range of $2.0 to $3.0 million.

Research and Development and Engineering

The Company continues to make a strong commitment to research and development for core technology programs directed at creating new products, product enhancements and new applications for existing products, as well as funding research into future market opportunities. Each of the markets the Company serves is generally characterized by rapid technological change and product innovation. The Company believes that continued timely development of new products and product enhancements to serve existing and new markets is necessary to remain competitive.

In 2008, 2007 and 2006 respectively, the Company incurred research and development and engineering expenses of $33.4 million, $29.9 million and $30.1 million, which represents 11.6%, 10.3% and 11.6% of sales, respectively.

Marketing, Sales and Distribution

The Company sells its products worldwide through use of a direct sales force team and through distributors and sales agents. In the case of products sold through the Company’s direct sales force, or local sales, applications and service teams work closely with our customers and leverage incremental supporting organizations from the Company to ensure customer satisfaction with our products. Our distributors work with customers in a similar fashion.

•

Precision Technology products are sold worldwide mostly through direct sales, as well as through distributors, primarily to OEMs. Precision Technology businesses have sales and service centers located in Massachusetts, Michigan, California, United Kingdom, Germany, Switzerland, Taiwan, China, Singapore and Japan. Sumitomo Heavy Industries Ltd. (a significant shareholder of the Company) is a key distributor for certain products in Japan. Because of the fundamental nature and relatively small physical size of the products, the Precision Technology Segment generally employs a factory direct strategy in support of its worldwide customer base except in its laser product line where parts and field technical support is significant.

•

Semiconductor Systems products are sold directly, or, in some territories, through distributors. End users include semiconductor integrated device manufacturers and electronic component and assembly firms. Sales activities are directed from the product business unit sites in North America, Europe, Japan and Asia Pacific. Field offices are located close to key customers’ manufacturing sites to maximize sales and support effectiveness. Significant revenues are derived from the sales of parts, and the provisioning of services relating to the installed base of equipment previously sold to customers. The Company maintains field offices in Germany, Japan, South Korea, China, Taiwan and Singapore.

•

Excel products are sold worldwide mostly through direct sales, as well as through distributors, primarily to OEMs. Excel Segment businesses have sales and service centers located in Massachusetts, Florida, New York, Washington, California, United Kingdom, Germany, Italy, France, Malaysia, India and Japan. The Company also engages independent manufacturers’ representatives for the sale of its Excel Segment products. Foreign sales of the Company’s Excel Segment products are made primarily through foreign equipment distribution organizations. With the Company’s acquisition of

Excel, the Company also has a 50% equity ownership in a joint venture based in Mumbai, India. This joint venture markets, sells, installs and provides application support for certain of Excel’s products in the southern Asian region.

Competition

The industries in which the Company participates are dynamic and highly competitive. The Company’s markets in the photonics industry are characterized by intense competition and rapid technological change. Accordingly, the Company believes that it must continue to improve and refine its existing products and systems and develop new applications for its technology.

Competitive factors in the Company’s Precision Technology and Excel Segments include: product performance, price, quality, features, flexibility, compatibility of products with existing systems, technical support, product breadth, market presence, on-time delivery and the Company’s overall reputation. The main competitive factors in the Semiconductor Systems Segment include product performance, throughput and price. The Company believes that its products offer a number of competitive advantages, however, some of its competitors are substantially larger and have greater financial and other resources than the Company.

The table below illustrates the competition faced in the markets that the Company serves.

Segment	Product Line	Main Competitor(s)

Precision Technology	Lasers	Rofin-Sinar, Trumpf-Haas, IPG Photonics, Unitek-Miyachi, Lasag, and other specialized lasers and systems manufacturers

	Scanners	Fragmented among numerous suppliers, including Scanlabs GmbH

	Optics	Fragmented among numerous suppliers

	Printed circuit board spindles	ABL (owned by Hitachi), Mechatronics, Precise

	Encoders	Renishaw and Heidenhain

	Thermal printers	Advanced Printing Solutions

Semiconductor Systems	All semiconductor product lines	Electro Scientific Industries, Innolas, Shibaura, Omron

Excel	Lasers and laser-based systems	Rofin-Sinar, Coherent, Newport (Spectra-Physics), Electrox, Foba, Laservall, SEI s.p.A., Cheval Frere, Fotona, E.O. Technics, Trump-Haas, IPG Photonics, Hans Laser, Electro Scientific Industries, ULS, Clark-MXR, Femtolaser, Thales Laser, Cyber Laser, New Wave Research, Quantel Lasers, Big Sky Lasers, Amplitide, Litron, Ekspla, and other specialized lasers and systems manufacturers

	Scanners	Fragmented among numerous suppliers

	Optics	Fragmented among numerous suppliers

	Light and color measurement	Minolta and Topcon

Sources of Supply

The Company depends on an uninterrupted supply of a large number of parts and components. Many of those parts and components are critical, and are available from a limited number of suppliers. The Company procures some components from a single source. The Company also relies on a limited number of independent contractors to manufacture subassemblies for some of its products. A disruption of this supply chain could potentially result in substantial manufacturing delays and additional costs. If suppliers or subcontractors experience difficulties that result in a reduction or interruption in supply to the Company, or fail to meet any of its manufacturing or quality requirements, the Company’s business could be harmed unless or until it is able to secure alternative sources. These components and manufacturing services may not continue to be available to the Company at favorable prices, or at all.

In the Precision Technology Segment, the Company sources most of the parts externally. However, the Company also manufactures many parts, including some critical parts, internally, particularly in the air bearing spindle business. The Company also purchases fully-functional electronics as well as certain key components, such as laser diodes, from external sources.

In the Semiconductor Systems Segment, the Company purchases major subsystems, such as lasers, motion stages, vision systems and software, fully-functional electronics and frames and racks, from the merchant market. Its optics components are both internally manufactured and externally purchased. In some cases, upper level assemblies and entire systems are outsourced to electronic manufacturing services companies.

In the Excel Segment, the Company relies upon unaffiliated suppliers for the material components and parts used to assemble its products. Most parts and components purchased from suppliers are available from multiple sources.

To date, the Company has not experienced any significant delays in obtaining parts and components for its products. The Company believes that it will be able to continue to obtain most required components and parts from a number of different suppliers, although there can be no assurance thereof. The Company cannot guarantee that its suppliers will continue to perform in a satisfactory fashion.

Patents and Intellectual Property

The Company relies upon a combination of copyrights, patents, trademarks, trade secret laws and restrictions on disclosure to protect our intellectual property rights. The Company holds approximately 400 issued patents, approximately 240 in the United States and approximately 160 in foreign countries. These patents are set to expire from 2010 through 2027. Additionally, the Company has approximately 230 pending patents, approximately 45 in the United States and approximately 185 in foreign countries. The issued patents cover various products in many of our key product categories, particularly semiconductor systems, optical scanning products, encoders, air bearing spindles, and lasers. In addition, we also have trademarks registered in the United States and foreign countries. We will continue to actively pursue application for new patents and trademarks as we deem appropriate. However, there can be no assurance that any other patents will be issued to the Company or that such patents, if and when issued, will provide any protection or benefit to the Company.

Although the Company believes that its patents and pending patent applications are important, the Company relies upon several additional factors that are essential to our business success, including: market position, technological innovation, know-how and product performance. There can be no assurance that the Company will realize any of these advantages.

We also protect our proprietary rights by controlling access to our proprietary information and by maintaining confidentiality agreements with our employees and consultants, and certain of our customers and suppliers. There can be no assurance, however, that other companies are not investigating or developing other technologies that are similar to ours. It is also possible that, despite our efforts, other parties may use, obtain or try to copy our technology and products, and that the steps we take to protect our propriety information may not provide meaningful protection in the event of misappropriation or disclosure. Further, policing authorized use of our intellectual property rights is difficult and time consuming and may involve initiating claims or litigation against third parties for infringement of our propriety rights, which could be costly. In particular, our efforts to protect our intellectual property rights may not be effective in some foreign countries where we operate or sell our products.

Additionally, we have received in the past, and could receive in the future, notices from third parties alleging that our products infringe patents or other proprietary rights. Although we believe that our products are non-infringing or that we have the patents and/or licenses to allow us to lawfully sell our products, we may be sued for infringement, which could adversely affect us. For a further discussion of the importance to our business of, and the risks attendant to, intellectual property rights, see “Risk Factors” in Item IA of this Annual Report on Form 10-K.

Human Resources

Employees by functional area, as of December 31, 2009, are as follows:

	Number of Employees	Percentage
Production operations and field service	746	58%
Research and development	223	17
Selling, general and administrative	328	25

Total	1,297	100%

Employees by functional area, as of December 31, 2008, are as follows:

	Number of Employees	Percentage
Production operations and field service	919	59%
Research and development	252	16
Selling, general and administrative	397	25

Total	1,568	100%

Geographic Information

Information regarding the geographic components of the Company’s sales and long-lived assets are provided in Note 15 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Government Regulation

The Company is subject to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the National Center for Devices and Radiological Health, a branch of the United States Food and Drug Administration. Among other things, these regulations require laser manufacturers to file new product and annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to incorporate design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes (based on the level of radiation from the laser that is accessible to users). Various warning labels must be affixed and certain protective devices installed depending on the class of product. The National Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of the regulatory requirements. The Company believes that it is currently in compliance with these regulations.

The Company is subject to similar regulatory oversight, including comparable enforcement remedies, in the European markets it serves.

Other

Information concerning backlog and working capital may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information, Website and Access to Financial Filings

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The Company’s SEC filings are available on the Internet at the SEC’s website at http://www.sec.gov. You may also access any document the Company has filed by visiting the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information about the public reference rooms.

Financial and other information relating to the Company can also be accessed from the Company’s Internet website at http://www.gsig.com/investors/. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file with or furnish to the SEC.

The Company makes available, free of charge, copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. In addition, the Company’s reports and other information are filed with securities commissions or other similar authorities in Canada, and are available over the Internet at http://www.sedar.com.

Additionally, the Company posts a copy of its Code of Ethics on the Company website at http://www.gsig.com/about/.

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

In connection with the closing of our financial statements for the quarter ended September 26, 2008, we discovered errors in the timing of revenue recognition of certain sales transactions in our Semiconductor Systems Segment. As a result of discovering these revenue recognition errors, we undertook a review of sales transactions in our Semiconductor Systems Segment and Precision Technology Segment for fiscal years 2006, 2007 and 2008. As a result of this review, we announced that the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 28, 2008 and June 27, 2008 and Annual Reports on Form 10-K for the fiscal years ended December 31, 2007 and December 31, 2006 should no longer be relied upon. Additionally, we undertook a review of sales transactions in our Semiconductors Systems Segment and Precision Technology Segment during years 2004 and 2005, which we subsequently restated as reflected in this Annual Report. These efforts resulted in the delay of the filing of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q for the quarterly periods ended September 26, 2008, April 3, 2009, July 3, 2009 and October 2, 2009 and our Annual Report on Form 10-K for the year ended December 31, 2009 to correct the errors and prepare restated historical consolidated financial statements. The Revenue Review and the resulting restatements have required us to incur substantial expenses for legal, accounting, tax and other professional services and have diverted our management’s attention from our business and could in the future adversely affect our business, financial condition, results of operations and cash flows.

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

As set forth in the explanatory paragraph contained in the audit report on our 2008 Financial Statements of our independent registered public accounting firm, and due to the uncertainties inherent in the Chapter 11 process, there is substantial doubt as to our ability to continue as a going concern and our customers may become more reluctant to enter into arrangements with us.

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

We are currently subject to claims in various legal proceedings and may become subject to other legal proceedings in the future. Although we will seek to satisfy and discharge all claims made against us prior to the date of the bankruptcy filing (which claims are generally stayed during the Chapter 11 Cases), we may not be successful in doing so. Any claims arising after the date of our bankruptcy filing, and possible certain other claims that arose prior to the filing, may not be subject to discharge in the Chapter 11 Cases. The outcome of each of these claims, including our ability to have such claims satisfied and discharged in the Chapter 11 Cases, cannot, at this time, be determined, nor can the liability that may potentially result from a negative outcome be reasonably estimated presently for every case. The liability that we may ultimately incur with respect to any of these claims (in the event of a negative outcome) may be in excess of amounts that have currently been accrued with respect to such claims and, as a result, may have a material adverse effect on our results of operations and financial condition.

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

Although we believed that we and our counsel at the time had filed the appropriate registration statement on Form S-8, it came to our attention during the preparation of this Annual Report on Form 10-K that a registration statement on Form S-8 or other appropriate form had not been filed and the issuances were not made pursuant to a valid exemption from the applicable federal and state securities laws. Accordingly, it may be determined that such issuances were not exempt from registration or qualification under federal and state securities laws, and we did not obtain the required registrations or qualifications. As a result, we may be subject to civil litigation, enforcement proceedings, fines, sanctions and/or penalties.

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

We did not timely file with the SEC this Annual Report or our Quarterly Report on Form 10-Q for the quarter ended September 26, 2008; our Annual Report on Form 10-K for the year ended December 31, 2009; nor our Quarterly Reports on Form 10-Q for each of the quarters ended April 3, 2009, July 3, 2009 and October 2, 2009. We may continue to be unable to timely file our annual and quarterly periodic reports with the SEC in the future. Following the commencement of the Chapter 11 Cases, our management has been particularly strained by the considerable attention required for administering the Chapter 11 Cases. In addition, due to the continuing demands on management’s time and attention in connection with the Chapter 11 Cases, as well as any attrition that we may experience in the future, we cannot make any assurances as to whether or when we will be able to complete and file our periodic reports in the future.

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

As of December 31, 2008, we held auction rate securities, recorded at a fair value of $25.1 million, and with a par value of $32.3 million. These securities were acquired as part of our purchase of Excel in 2008. Auctions for some of these auction rate securities have failed, and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. An auction failure means that the parties wishing to sell their securities could not do so. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. The uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities at times when we, or other investors, would have chosen to do so.

We have had some success in liquidating these holdings during 2009. Of the $32.3 million in par value securities that we held as of December 31, 2008, we sold $19.3 million of the securities, and recorded net realized gains on our sales of these securities. As of December 31, 2009, we continue to hold remaining securities with a par value of $13.0 million. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate further, or if the issuers of these auction rate securities are unable to successfully close future auctions, we may further reduce the carrying value of these investments and may in the future be required to record impairment charges against these investments, some of which may be considered other-than-temporary impairment charges. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 30 years) to recover our investment.

International operations are an expanding part of our business and our operations in foreign countries subject us to risks not faced by companies operating exclusively in the United States.

During the year ended December 31, 2008, 69.3% of our revenue was derived from operations outside of the United States. The scope of our international operations subjects us to risks which could materially impact our results of operations including:

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

In addition, our ability to use future tax deductions is dependant on our ability to generate sufficient future taxable income in the U.S. In determining our provision for income taxes, our tax attributes and liabilities and any valuation allowance recorded against our net tax attributes require subjective judgment and analysis. We consistently evaluate our tax attributes based on tax recoverable in the carryback period, existing deferred tax liabilities, tax planning strategies and future taxable income. Although we anticipate using certain of our tax attributes to generate tax refunds from prior years, our ability to recover all our tax attributes in certain jurisdictions depends upon our ability to continue to generate future profits. If actual results differ from our plans or we do not achieve the desired level of profitability in a given jurisdiction, we may be required to increase the valuation allowance on our tax attributes by taking a charge to the statement of operations, which could have a material negative result on our financial results.

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

We may fail to successfully complete the integration of Excel into our business and, as a result, may fail to realize the synergies, cost savings and other benefits expected from the acquisition. The revenue we expected from Excel did not materialize in 2008, which contributed significantly to the impairment charge we recorded in 2008. We may continue to fail to grow and build revenues and profits in Excel’s business lines or achieve sufficient cost savings through the integration of customers or administrative and other operational activities. Furthermore, we must achieve these objectives without adversely affecting our revenues. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all, or it may take longer to realize them than expected, and our results of operations could be materially adversely affected.

Further, our ability to maintain and increase profitability of Excel’s business lines will depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue. Our expectations to achieve more consistent and predictable levels of revenue and to increase Excel’s profitability may not be realized, and such revenues and profitability may decline as we integrate Excel’s operations into our business. If Excel’s revenues grow more slowly than we anticipate, or if its operating expenses are higher than we expect, we may not be able to sustain or increase its profitability, in which case our financial condition will suffer and our stock price could decline. For example, as discussed in Note 6 of Notes to Consolidated Financial Statements, in 2008, we experienced decreased performance relative to our expectations for our acquisition of Excel. The decreased performance contributed to our having recorded a significant impairment charge against the value of assets that were initially attributed to the goodwill, intangible assets and other long-lived assets of Excel. Should there be continued deterioration in Excel’s performance, future impairment changes may be required to be recorded.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The principal owned and leased properties of the Company and its subsidiaries are listed in the table below.

Location	Principal Use	Current Segment (a)	Approximate Square Feet	Owned/Leased

Facilities

Bedford, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales and Administrative	1,2,4	147,000	Leased; expires in 2013.

Rugby, United Kingdom (b)	Manufacturing, R&D, Marketing, Sales and Administrative	1	113,000	Owned and partially leased to third parties.

Poole, United Kingdom (c)	Manufacturing, R&D, Marketing, Sales and Administrative	1	88,000 (two sites)	2 units owned; 2 units with land leases through 2073 and 2078

Orlando, Florida, USA	Manufacturing, R&D, Marketing, Sales and Administrative	3	80,000	Owned

East Setauket, New York, USA	Manufacturing, R&D, Marketing, Sales and Administrative	3	65,000	Owned

Mukilteo, Washington, USA	Manufacturing, R&D, Marketing, Sales and Administrative	3	63,000	Owned

Suzhou, People’s Republic of China	Manufacturing, R&D, Marketing, Sales and Administrative	1	55,000	Leased; expires in 2011

Santa Clara, California, USA	Manufacturing, Marketing, Sales and Administrative	3	44,388	Leased; expires in 2010

Lexington, Massachusetts, USA	Manufacturing, Marketing, Sales and Administrative	3	33,339	Leased; expires in 2016

Ludwigsburg, Germany	Manufacturing, R&D, Marketing, Sales and Administrative	3	22,500	Leased; expires in 2011

Chatsworth, California, USA	Manufacturing, R&D, Marketing, Sales and Administrative	3	22,000	Owned

Taunton, United Kingdom	Manufacturing, R&D, Marketing and Sales	1	19,000	Leased; expires in 2017

Mumbai, India	Service, R&D, Sales and Administrative	3	16,769	Owned

Oxnard, California, USA	Manufacturing and Administrative	3	14,000	Leased; expires in 2014

(a)	The facilities house product lines that belong to the following segments:

1 — Precision Technology Segment

2 — Semiconductor Systems Segment

3 — Excel Segment

4 — Corporate

(b)	At December 31, 2008, the Rugby, U.K. building is classified as an asset available for sale. This property was sold in October 2009 for approximately $3.6 million. Prior to the property being sold, approximately 14% of the space had been leased to third parties.
(c)	At December 31, 2008, one of the two Poole, U.K. buildings was classified as an asset available for sale. This property constitutes 37,000 square feet of space. This property was sold in February 2009, for approximately $0.5 million.

Additional research and development, sales, service and logistics sites are located in California, Colorado, United Kingdom, Germany, France, Italy, Japan, Korea, Taiwan, China, Malaysia and Sri Lanka. These additional offices are in leased facilities occupying approximately 83,000 square feet in the aggregate.

A portion of the Company’s leased facility in Bedford, Massachusetts, and its owned facility in Orlando, Florida are currently underutilized. The Company leases a 29,000 square foot building in Munich, Germany. However, as a result of prior year restructuring activities, this building had more space than the Company needed in this location and in 2007 this building was fully sublet through the end of the lease in 2013. The Company also leases 13,000 square feet of space in Novi, Michigan. However, as a result of a 2008 restructuring activity, this space was abandoned, and is also being sublet. The Company continues to pay for this space in Novi until the expiration of the lease in 2012.

As of December 31, 2009 and 2008, we were productively utilizing substantially all of the space in our facilities, except for space identified above as underutilized, unoccupied, or as subleased to third parties.

Item 3.	Legal Proceedings

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

Chapter 11 Cases

On November 20, 2009, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for Delaware, as discussed in Item 1—“Business.” Under the Bankruptcy Code, the filing of a petition automatically stays most actions against the Company, including most actions to collect pre-petition indebtedness or to exercise control over the property of our bankruptcy estates. Absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. We expect substantially all of our pre-petition liabilities will be resolved under our plan of reorganization if not otherwise satisfied pursuant to orders of the Bankruptcy Court.

SEC Investigation

As discussed in the Explanatory Note to the Annual Report on Form 10-K, we have conducted a Revenue Review of certain of our historic revenue transactions. On May 14, 2009, we received a notice from the SEC indicating that the SEC is conducting a formal investigation relating to our historical accounting practices and the restatement of our historical consolidated financial statements. The Company is cooperating fully with the SEC’s investigation.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Shares, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common shares are currently quoted on the Pink OTC Markets Inc., continuing under the trading symbol “GSIGQ.” In 2008 and 2007 the Company’s common shares, no par value, traded on The NASDAQ Stock Market under the symbol “GSIG”. The following table sets forth the high and low sales prices during the periods indicated.

	2008		2007
	High	Low	High	Low

First Quarter	$9.63	$7.49	$9.96	$8.26

Second Quarter	8.49	7.30	10.80	9.59

Third Quarter	7.95	3.29	11.30	9.34

Fourth Quarter	3.86	0.43	11.57	9.10

Holders

As of the close of business on December 31, 2009, there were approximately 101 holders of record of its common shares. Since many of the common shares are registered in “nominee” or “street” names, the Company estimates that the total number of beneficial owners is considerably higher.

Dividend Policy

The Company has never declared or paid cash dividends on its common shares. The Company currently intends to retain any current and future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

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

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

The following table provides information about purchases by the Company during the year ended December 31, 2008 of equity securities that were registered by the Company pursuant to Section 12 of the Exchange Act:

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

NASDAQ Listing Requirements

As of the date of this Annual Report on Form 10-K, the Company was subject to the listing requirements of the NASDAQ Global Select Market. Subsequently, however, and as described earlier in this Annual Report on Form 10-K, NASDAQ has determined to delist the Company’s shares. The Company’s shares are currently quoted on the Pink OTC Markets Inc., continuing under the trading symbol “GSIGQ.”

Performance Graph

The following graph compares the cumulative total return to stockholders for the Company’s common shares for the period from December 31, 2003 through December 31, 2008 with the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The comparison assumes an investment of $100 is made on December 31, 2003 in the Company’s common shares and in each of the indices and in the case of the indices it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

Item 6.	Selected Financial Data

The consolidated balance sheet as of December 31, 2007 and the consolidated statements of operations for the years ended December 31, 2007 and 2006 have been restated as set forth in this Annual Report on Form 10-K for the year ended December 31, 2008. The data for the consolidated balance sheets as of December 31, 2006, 2005 and 2004 and the consolidated statements of operations for the years ended December 31, 2005 and 2004 have been restated to reflect the impact of the adjustments from the Revenue Review, other adjustments which had been previously identified but not previously recorded due to their materiality, and adjustments to our provision for income tax, but such restated data have not been audited and is derived from the books and records of the Company. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The information presented in the following tables has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Previously Issued Financial Statements”, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements.

On November 20, 2009, the Company, along with two of its subsidiaries, voluntarily filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Under the Bankruptcy Code, the Company’s status as a bankruptcy debtor automatically accelerates the payment of all of the Company’s debt, including the debt arising under the Senior Notes. Accordingly, the Company has classified this debt as current. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, including uncertainty with respect to the realization of the value of its assets and its ability to discharge its liabilities. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

		(As Restated)	(As Restated)	(As Restated)	(As Restated)

				(Unaudited)	(Unaudited)

Condensed Consolidated Statements of Operations:
Sales	$288,468	$291,081	$259,030	$248,283	$319,508
Gross profit	97,618	113,133	102,398	98,239	130,209
Operating expenses:
Research and development and engineering	33,449	29,861	30,130	25,460	23,928
Selling, general and administrative	65,904	59,545	62,893	58,681	56,839
Amortization of purchased intangible assets	5,714	2,213	2,131	1,971	2,458
Impairment of goodwill, intangible assets and other long-lived assets	215,051	—	—	—	—
Restructuring and other	10,485	6,655	—	212	573
Acquisition related in-process research and development charge	12,142	—	—	—	390

Total operating expenses	342,745	98,274	95,154	86,324	84,188

Income (loss) from operations	(245,127)	14,859	7,244	11,915	46,021
Interest and other income (expense), net	(6,754)	7,313	2,526	1,938	(242)

Income (loss) from continuing operations before income taxes	(251,881)	22,172	9,770	13,853	45,779

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

		(As Restated)	(As Restated)	(As Restated)	(As Restated)

				(Unaudited)	(Unaudited)

Income tax provision (benefit)	(39,032)	7,484	2,914	(4,371)	8,481

Net income (loss) from continuing operations	(212,849)	14,688	6,856	18,224	37,298
Income (loss) from discontinued operations, net of tax	270	467	645	(445)	(925)
Gain on disposal of discontinued operations, net of tax	8,732	—	—	—	—

Net income (loss)	$(203,847)	$15,155	$7,501	$17,779	$36,373

Net income (loss) from continuing operations per common share:
Basic	$(4.94)	$0.35	$0.16	$0.44	$0.91
Diluted	$(4.94)	$0.34	$0.16	$0.44	$0.89

Net income (loss) from discontinued operations per common share:
Basic	$0.21	$0.01	$0.02	$(0.01)	$(0.02)
Diluted	$0.21	$0.01	$0.02	$(0.01)	$(0.02)

Net income (loss) per common share:
Basic	$(4.73)	$0.36	$0.18	$0.43	$0.89
Diluted	$(4.73)	$0.35	$0.18	$0.43	$0.87

Weighted average common shares outstanding for basic net income (loss) per common share	43,125	42,364	41,896	41,548	41,124

Weighted average common shares outstanding for diluted net income (loss) per common share	43,125	42,645	42,251	41,856	42,125

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

		(As Restated)	(As Restated)	(As Restated)	(As Restated)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$69,001	$172,387	$136,501	$93,643	$85,043
Debt	185,115	—	—	—	—
Working capital (deficit)	(7,434)	267,062	232,427	202,798	162,054
Total assets	520,317	507,645	464,143	397,100	398,326
Deferred revenue, current and long-term	84,225	101,563	80,283	36,511	30,411
Long-term liabilities, excluding deferred revenue	45,820	20,262	25,734	25,577	23,607
Total stockholders’ equity	152,677	345,678	317,676	295,753	286,446

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Annual Report on Form 10-K. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, anticipated financial performance; anticipated outcome of the Chapter 11 Cases; the impact of our delisting from NASDAQ; our ability to continue as a going concern; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases; anticipated sales performance; industry trends; market conditions; changes in accounting principles and changes in actual or assumed tax liabilities; expectations regarding tax exposure; expectations related to the restructuring of our debt through the Chapter 11 Cases; anticipated reinvestment of future earnings; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and dispositions and anticipated benefits from prior acquisitions; anticipated outcomes of legal proceedings and litigation matters; and anticipated use of currency hedges. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in Item 1A of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. See also “Cautionary Statement Regarding Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

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

We and our subsidiaries serve three primary industries or market segments: Precision Technology, Semiconductor Systems, and Excel. The Company’s Precision Technology Segment primarily sells components to original equipment manufacturers (OEMs), who then integrate its products into application specific products or systems. The Company’s OEM products include those based on its core competencies in laser, precision motion and motion control technology. The Company’s Semiconductor Systems Segment designs, develops and sells production systems that process semiconductor wafers using laser beams and high precision motion technology. The Company sells manufacturing systems to integrated device manufacturers and wafer processors. The Company’s Excel Segment designs, manufactures and markets photonics-based solutions consisting of lasers, laser-based systems, precision motion devices and electro-optical components, primarily for industrial and scientific applications. The Company’s Excel Segment primarily sells components to OEMs, who then integrate its products into application specific products or systems.

Strategy

GSI strives to expand its presence in its most attractive markets both through organic growth and strategic acquisitions. This strategy led to our acquisition of Excel in the third quarter of 2008. This transaction was a major step for us, as it introduced us to some of the attractive markets in which the Excel Segment operates, and it expanded our presence in some of the most attractive markets in which the Precision Technology Segment operates. During 2008 and 2009, we initiated the integration of Excel’s operations with ours. In 2010, we intend to focus on the completion of the integration of Excel into our operations and on the continued development and introduction of new products. In addition, we intend to continue to explore potential divestments of non-strategic businesses.

We had a number of significant events in 2008, and also in 2009 and 2010 through the filing of this Annual Report on Form 10-K. Discussion of those events follows.

Significant Events in 2008

Financial data, when presented throughout MD&A and our accompanying consolidated financial statements, includes the effect of each of the following:

1.	Restatement of our Financial Results. This restatement is more fully described in the “Explanatory Note” immediately preceding Item 1 of this Annual Report on Form 10-K, and in Note 2, “Restatement of Previously Issued Financial Statements”, in Notes to Consolidated Financial Statements. The following table presents revenues and deferred revenues as reported and as restated (in thousands):

	Year Ended December 31,
	2008	2007	2006	2005	2004
				(unaudited)	(unaudited)
Revenues:
As reported (a)	$288,468	$306,067	$302,083	$251,761	$321,367
As restated	—	291,081	259,030	248,283	319,508

	December 31,
	2008	2007	2006	2005	2004
			(unaudited)	(unaudited)	(unaudited)
Deferred Revenue (b):
As reported (a)	$84,225	$9,949	$2,965	$2,963	$1,811
As restated	—	101,563	80,283	36,511	30,411

(a)	Excludes U.S. Optics Business which is classified as discontinued operations.
(b)	Includes current and non-current deferred revenue.

2.	Divestiture of our U.S. Optics Business. In October 2008, we sold our U.S. Optics Business which was located in Moorpark, California, and which was historically included in our Precision Technology Segment. On October 8, 2008, we completed the sale of our U.S. Optics Business for $21.6 million. The net gain of $8.7 million on the sale of this business is reported as Gain on Disposal of Discontinued Operations, net of tax, in our consolidated statements of operations. This sale is more fully described in Note 5, “Discontinued Operations”, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

3.	Excel Acquisition. In August 2008, we completed our acquisition of Excel, a designer, manufacturer and marketer of photonics-based solutions consisting of lasers, laser based systems, precision motion devices and electro-optical components, primarily for industrial and scientific applications. Excel has complementary products, technologies, and distribution channels to ours that we believe will enable us to provide customers with a significantly broader set of technical solutions and to expand our market share. The Excel acquisition had a material impact on our results of operations in 2008. Excel was included in our consolidated financial statements since August 20, 2008. See Note 4, “Business Combinations,” of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for details. The material impact on our financial results includes the normal operations since August 20, 2008, and also includes an impairment charge with respect to a portion of the goodwill, intangible assets and other long-lived assets that we acquired in our purchase of Excel.

4.	Debt Financing. We financed the purchase price of Excel in part from the net proceeds that were received from our sale of $210.0 million of senior unsecured notes and warrants to purchase our common shares. The remaining cash required to acquire Excel was provided by cash on hand at the time of closing.

5.	Impairment of Goodwill, Intangible Assets and Other Long-lived Assets. We recorded a charge of $215.1 million relating to our assessment of the fair value of these assets as of December 31, 2008. This charge includes a portion of the assets that we acquired from Excel in August 2008, and is more fully discussed below under “Significant Accounting Policies and Estimates,” and also in Note 3 of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

6.	Restructuring Charges. In 2008, we recorded restructuring and other charges of $10.5 million relating to a number of initiatives to reduce our workforce, the cessation or relocation of certain activities, and our Revenue Review and related restatement of historic financial statements. These activities are discussed further, below, in our discussion of our results of operations for the years ended December 31, 2008 and 2007.

Significant Events in 2009

In 2009, the Company had a number of significant developments. Certain of these developments are discussed in “Item 1, Significant Recent Developments” of this Annual Report on Form 10-K under the following headings: “NASDAQ Delisting Determination”, “Chapter 11 Bankruptcy Filing”, “The Third Modified Joint Chapter 11 Plan of Reorganization,” “The Plan Support Agreement,” and “SEC Investigation.”

In addition to these events, we also undertook a number of restructuring activities in 2009. We undertook a number of cost reduction initiatives, including a workforce reduction of approximately 214 employees in fiscal 2009. The total approximate severance paid in 2009 by the Company in connection with these initiatives was approximately $3.9 million. The approximate annualized savings realized by us from these workforce reductions was approximately $11.2 million.

Our Revenue Review and related restatement of historic financial statements has continued into 2009 as well. The costs for these activities are significant, and will be charged to restructuring and other costs as incurred.

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

Overview of Financial Results

As a result of the significant events discussed above, our financial results in 2008 differ significantly from those in recent years. We reported a net loss of $203.8 million in 2008, compared to net income of $15.2 million in 2007 and net income of $7.5 million in 2006. Our 2008 operating results included three significant non-recurring charges: we recorded a charge of $215.1 million relating to the impairment of our goodwill, intangible assets and other long-lived assets; we expensed $12.1 million of acquisition related in-process research and development in connection with our acquisition of Excel; and we expensed $10.5 million in connection with restructuring and other non-recurring activities.

The financial results of 2008 reflect the extremely difficult global economic environment, which resulted in significantly weakened demand for our products, which ultimately resulted in our recording of a loss of $203.8 million in 2008. The specific components of our loss, and enhanced discussion of the factors that led to this loss are further discussed below in the comparison of our 2008 and 2007 financial results. During the first half of 2009, the Company experienced further deterioration in both its sales and operating profits. Sales declined across the Precision Technology and Semiconductor Segments; Excel was not owned in the first half of 2008. Sales in the Company’s Semiconductor Systems Segment underwent a particularly pronounced decline, as the semiconductor industry went through one of the worst downturns in the industry’s history. Overall sales recovered somewhat later in 2009. The Company’s business outlook for 2010 remains uncertain.

Results of Operations

The following table sets forth our results of operations as a percentage of sales for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
		(As Restated)	(As Restated)
Sales	100.0%	100.0%	100.0%
Cost of goods sold	66.2	61.1	60.5

Gross profit	33.8	38.9	39.5

Operating expenses:
Research and development and engineering	11.6	10.3	11.6
Selling, general and administrative	22.8	20.5	24.3
Amortization of purchased intangible assets	2.0	0.8	0.8
Impairment of goodwill, intangible assets and other long-lived assets	74.5	—	—
Restructuring and other	3.7	2.3	—
Acquisition related in-process research and development charge	4.2	—	—

Total operating expenses	118.8	33.9	36.7

Income (loss) from operations	(85.0)	5.0	2.8
Interest income	1.1	2.2	1.8
Interest expense	(3.6)	—	(0.2)
Foreign exchange transaction gains (losses)	0.3	0.2	(0.6)
Other income (expense), net	(0.2)	0.1	—

Income (loss) from continuing operations before income taxes	(87.4)	7.5	3.8
Income tax provision (benefit)	(13.5)	2.6	1.1

Income (loss) from continuing operations	(73.9)	4.9	2.7
Income from discontinued operations, net of tax	—	0.2	0.2
Gain on disposal of discontinued operations, net of tax	3.1	—	—

Net income (loss)	(70.8)%	5.1%	2.9%

Years Ended December 31, 2008 and 2007

Sales

The following table sets forth sales by business segment for 2008 and 2007 in dollars (dollars in thousands) and percentage change:

	2008	2007	Increase (Decrease)	Percentage Change
		(As Restated)
Precision Technology	$146,616	$184,509	$(37,893)	20.5%
Semiconductor Systems	88,494	111,515	(23,021)	(20.6)%
Excel	55,612	—	55,612	100.0%
Intersegment sales eliminations(1)	(2,254)	(4,943)	2,689	(54.4)%

Total	$288,468	$291,081	$(2,613)	(0.9)%

(1)	Sales of the Precision Technology Segment’s products to the Semiconductor Systems Segment.

Precision Technology product lines’ sales decreased by $37.9 million, or 20.5%, in 2008. The decrease in sales of these product lines was primarily attributable to declines in our Spindles and Encoders product lines in the second half of 2008. Worldwide demand for those products and in general weakened markedly in late 2008 as turmoil in world financial markets intensified, credit conditions tightened and business and consumer confidence plummeted. The weakness in demand continued during the first half of 2009 before starting to recover late in 2009.

The decrease in Semiconductor Systems sales was primarily attributable to the global slowdown which had a dramatic adverse effect on the semiconductor market, which saw a markedly weakened end-user market for products. This weakened end-user demand directly affected our customers’ purchases of equipment that is used to produce semiconductor products. Included in the 2008 revenue is revenue from many orders that were placed by customers prior to 2008, but that were not able to be fully delivered in those prior periods. The revenue has been recorded in 2008, upon our completion of all deliverables for this equipment. Our worldwide deferred revenue is primarily related to our Semiconductor Systems. It decreased 17.1% from $101.6 million at December 31, 2007 to $84.2 million at December 31, 2008. We expect that a significant portion of the deferred revenue relating to undelivered elements as of December 31, 2008 will be recognized in 2009 and 2010. The decrease in sales of Semiconductor Systems was particularly pronounced in the second half of 2008. Sales of Semiconductor Systems continued at a low level throughout most of 2009. The outlook for 2010 is uncertain.

Excel contributed sales of $55.6 million from the date of acquisition in August 2008 to December 31, 2008.

We measure the sales to our customers based on the geographic location of each customer. Based on these locations, $88.5 million and $79.2 million, or 30.7% and 27.2%, of our total sales were made to customers in the United States in 2008 and 2007, respectively. Our sales to customers outside of the United States represented $199.9 million and $211.9, or 69.3% and 72.8%, of our total sales in 2008 and 2007, respectively. The difference in proportion of our sales derived from customers within the United States is primarily attributable to our acquisition of Excel in August 2008, as Excel has a higher proportion of its revenue demand from customers located in the United States.

Gross Profit

The following table sets forth gross profit and gross profit percentage, by business segments for 2008 and 2007 (dollars in thousands):

	2008	2007
		(As Restated)
Gross profit:
Precision Technology	$49,092	$66,877
Semiconductor Systems	27,523	45,958
Excel	20,669	—
Intersegment sales elimination and other	334	298

Total	$97,618	$113,133

Gross profit percentages:
Precision Technology	33.5%	36.2%
Semiconductor Systems	31.1%	41.2%
Excel	37.2%	—
Intersegment sales elimination and other	(14.8)%	(6.0)%
Total	33.8%	38.9%

Gross profit as a percentage of sales can be influenced by a number of factors including product mix, pricing, volume, costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, at any particular time.

The Precision Technology Segment gross profit margins were 33.5% in 2008, a decrease of 2.7 percentage points compared to 36.2% in 2007. The decline of gross profit is primarily due to changes in product mix, as the gross profits vary among the product lines in this segment.

The Semiconductor Systems Segment gross profit reduction of 10.1 percentage points is primarily attributable to fixed costs being absorbed into the revenue base that decreased by 20.6% in 2008 as compared to 2007.

The gross profit margins of the products within the Excel Segment were 37.2% in 2008 since the date of acquisition in August 2008.

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of labor and other employee-related expenses. R&D expenses were $33.4 million in 2008, representing 11.6% of sales compared to $29.9 million, or 10.3%, of sales in 2007. R&D expenses, in terms of their total dollars, primarily increased as a result of our acquisition of Excel in August 2008. The increases in R&D expenses were partially offset by our 2008 reductions in force in connection with restructuring activities discussed below. We believe that the development and market introduction of new products and the enhancement of existing products are essential to our success. Accordingly, during 2009, we continued to invest in the development of new products across all three of our segments. We plan to continue to invest in R&D as we continue to pursue market leadership in all of our segments.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management, and includes personnel related costs, commissions, advertising, legal, tax, accounting and other professional fees. SG&A expenses were $65.9 million in 2008, representing 22.8% of sales, compared to $59.5 million, or 20.5% of sales in 2007. SG&A expenses, in terms of their total dollars, increased primarily as a result of personnel related costs associated with our acquisition of Excel in August 2008. The increases were partially offset by reductions in payroll related costs attributable to our 2008 reductions in force in connection with restructuring activities discussed below. Additionally, in 2007, we recorded a $2.0 million reduction to our SG&A expenses due to the cash payment we received in connection with the settlement of our claims against Lumenis Ltd.

Amortization of Purchased Intangible Assets

Amortization of intangible assets is discussed below in “Critical Accounting Policies and Estimates.” Amortization of purchased intangible assets is charged to our Precision Technology and Excel Segments. Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold, was $5.7 million, or 2.0% of sales in 2008, compared to $2.2 million, or 0.8%, of sales in 2007. The increase in 2008, in terms of dollars and as a percentage of sales, was primarily related to the amount of intangible assets acquired in connection with our acquisition of Excel in August 2008.

As discussed below, on December 31, 2008, we recorded a $215.1 million charge for the impairment of goodwill, intangible assets and other long-lived assets. Based on the amortizable intangible assets as of December 31, 2008, and assuming no impairment or reduction in the expected lives, we expect to record amortization of intangible assets for 2009 of $9.6 million, of which $3.8 million will be recorded to cost of goods sold, and $5.8 million will be recorded to SG&A expenses.

Impairment of Goodwill, Intangible Assets and other Long-Lived Assets

As of December 31, 2008, we conducted a review to assess whether the carrying value of our goodwill, intangible assets and other long-lived assets was impaired. Based on our review, we noted that the carrying value of certain assets exceeded their fair market value. Additional information with respect to the manner in which we conducted our review is discussed below under “Critical Accounting Policies and Estimates.” Based on our evaluation, we recorded a charge to reduce the carrying amounts of goodwill, intangible assets and other long-lived assets by an aggregate of $215.1 million.

Restructuring and other

We recorded restructuring and other charges of $10.5 million and $6.7 million in 2008 and 2007, respectively. In 2008, we reported charges of $3.6 million in connection with our closure of excess manufacturing operations in the United Kingdom, as those operations moved to China. We also accrued $4.7 million to consolidate certain of our operations within the United States, including charges for duplicate facilities and staffing reductions, into our new Bedford, Massachusetts facility. These 2008 charges were partially offset by reductions to the restructuring charge relating to the sale of inventory at a price that exceeded the value that such inventory had been written down to in a prior year’s restructuring charge. The 2008 restructuring and other costs also include $1.9 million relating to our Revenue Review. This amount includes amounts payable to third parties, including attorneys, forensic accountants, and other advisors. These costs have been charged to expense as incurred. The Revenue Review costs, including costs relating to the restatement of historic financial statements, have continued for periods subsequent to 2008, and will be included in future ‘restructuring and other’ charges.

The 2007 charges related primarily to a charge of $6.7 million relating to our expansion of certain manufacturing operations in China. The charge was composed of $2.6 million in employee termination benefits, $3.1 million in inventory write-offs, $0.7 million in direct costs associated with the manufacturing transition from the United Kingdom to China, and $0.3 million related to facility consolidations. The inventory write-offs were charged to restructuring and other charges as they related to discontinued product offerings, and not recurring activities. These restructuring efforts were largely completed in 2007.

The following table summarizes the aggregate balance of the activity relating to our restructuring and other charges recorded on our consolidated balance sheets (in thousands):

Balance at December 31, 2005	$1,502
Restructuring charges (benefits), net	—
Cash payments	(165)

Balance at December 31, 2006	1,337
Restructuring charges (benefits), net	6,655
Cash payments	(3,249)
Non-cash write-offs or other adjustments	(3,401)

Balance at December 31, 2007	1,342
Restructuring charges (benefits), net	10,485
Cash payments	(4,223)
Non-cash write-offs or other adjustments	(3,563)

Balance at December 31, 2008	$4,041

As of December 31, 2008 and 2007, $1.1 million and $1.0 million, respectively, of accrued restructuring charges were included in long-term liabilities. The current portion is included in accrued expenses (see Note 7 of Notes to Consolidated Financial Statements).

Acquisition Related In-Process Research and Development Charge

In connection with our acquisition of Excel in August 2008, we recorded a $12.1 million charge for acquisition related in-process research and development. The value assigned to in-process research and development was determined using an income approach by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and had no alternative future uses. Accordingly, we have expensed the value of this research and development at the acquisition date in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 141. Due to the nature of the forecasts and the risks associated with the developmental projects, a discount rate of 15.0% was used to discount the net cash flows to their present value. We anticipate that costs to complete the development of these projects will be $4.4 million, and will be completed between December 2008 and December 2010. The successful development of new products and product enhancements is subject to numerous risks and uncertainties, both known and unknown, including unanticipated delays, access to capital, budget overruns, technical problems and other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products and enhancements. Given the uncertainties inherent with product development and introduction, there can be no assurance that any of our product development efforts will be successful on a timely basis or within budget, if at all. The failure of the combined Company to develop new products and product enhancements on a timely basis or within budget could harm our results of operations and financial condition.

Interest Income

Interest income was $3.3 million in 2008, compared to $6.6 million in 2007. Interest income decreased primarily due to us having lower cash and investment balances following our acquisition of Excel in August 2008.

Interest Expense

Interest expense was $10.4 million in 2008, compared to $0.1 million in 2007. Interest expense increased due to us having incurred $210.0 million in debt, the proceeds of which were used to fund a portion of the purchase of our acquisition of Excel in August 2008.

Foreign Exchange Transaction Gains (Losses)

Foreign exchange currency transaction gains, net, were $0.9 million in 2008, compared to $0.6 million in 2007, which arose from the change in exchange rates from 2008 compared to 2007, and which resulted in additional other income of $0.3 million in 2008 compared to 2007.

Other Income (Expense), Net

Other income (expense), net, was $(0.6) million in 2008 as compared to $0.2 million in 2007. The difference is primarily attributable to a penalty that we recorded in 2008 relating to our inability to maintain the effectiveness of the registration statement on Form S-3 that we filed in October 2008 relating to the resale of our common shares issued upon the exercise of the Warrants. See Note 8 of Notes to Consolidated Financial Statements. We did not have any such charge in 2007.

Income Taxes

The Company recorded a tax benefit of $39.0 million during the 2008 fiscal year. The effective tax rate for 2008 was (15.5%) of income before taxes, compared to an effective tax rate of 33.8% of income before taxes for 2007. The Company is incorporated in Canada and therefore uses the Canadian statutory rate. The Company’s tax rate in 2008 differs from the Canadian statutory rate of 29.5% primarily due to a $47.0 million charge for unfavorable permanent differences of which $43.0 million relates to non-deductible amortization and $4.3 million to in-process R&D, $1.8 million related to Canadian deferred items, a $0.4 million charge for non-U.S. withholding taxes, a $1.1 million increase in the Company’s liability for uncertain tax positions, $0.5 million increase in valuation allowance in the U.S., and a $1.6 million increase in valuation allowance due to restatement and impairment in the U.K. The aforementioned charges were partially offset by benefits derived from $0.2 million benefit from R&D tax credits, $0.5 million decrease in valuation allowance in Hong Kong, $1.7 million related to the release of valuation allowances in Canada due to the utilization of net operating losses against the current year income in Canada and $13.9 million benefit due to international rate differences.

In connection with the Chapter 11 Cases described in Note 1 of Notes to Consolidated Financial Statements, the IRS has filed amended proofs of claim aggregating approximately $7.7 million for amounts it claims the Company owes for 2002 through 2008. The IRS has provided no information to substantiate its claims. The Company believes the IRS claims are without merit and intends to vigorously object to them in Bankruptcy Court. Consequently, the Company believes no adjustment of its estimated tax liabiliity pursuant to FIN 48 is required.

Income from Discontinued Operations, Net of Tax

On October 8, 2008, we completed the sale of our U.S. Optics Business, located in Moorpark, California, which was a part of our Precision Technology Segment, for proceeds of $21.6 million. The net gain of $8.7 million on the sale of the U.S. Optics Business is reported as Gain on Disposal of Discontinued Operations, net of tax, in our consolidated statements of operations for the year ended December 31, 2008. The operating results of this business have been reclassified and reported as income from discontinued operations in our consolidated statements of operations for fiscal years 2008, 2007 and 2006.

Years Ended December 31, 2007 and 2006

Sales

The following table sets forth sales by business segment for 2007 and 2006 in dollars (dollars in thousands) and percentage change:

	2007	2006	Increase (Decrease)	Percentage Change
	(As Restated)	(As Restated)
Precision Technology	$184,509	$179,565	$4,944	2.8%
Semiconductor Systems	111,515	90,170	21,345	23.7%
Intersegment sales eliminations(1)	(4,943)	(10,705)	5,762	(53.8)%

Total	$291,081	$259,030	$32,051	12.4%

(1)	Sales of the Precision Technology Segment’s products to the Semiconductor Systems Segment.

The increase in sales of our Precision Technology Segment was primarily attributable to our PCB spindles product line, and our Optics product line, which includes revenue from the beryllium mirror and structures business of the U.K.-based Thales Optronics that we acquired in June 2007. Additionally, in 2007 we recognized $7.3 million relating to shipments that we made to a customer from 2004 to 2007. Those shipments were only able to be recognized as revenue upon finalization of our arrangement with that customer. These increases in revenue for the Precision Technology Segment were partially offset by (i) a reduction in sales of our Thermal Printer products due to reduced shipments to a large medical defibrillator customer that voluntarily suspended U.S. shipments to address quality systems issues in their manufacturing facility and (ii) reductions in sales of our Scanner and Laser product lines.

The increase in Semiconductor Systems sales were primarily attributable to aggressive semiconductor capital spending by our customers that began in 2006 and continued into early 2007. In particular, we experienced strong demand for our WaferMark equipment, particularly from the manufacturers of semiconductor products who increased production capacity to meet consumer demand for DRAM and Flash memory, as well as increased demand for our WaferRepair equipment, including orders for our M450 series in 2006, and our M550 series that became available in early 2007. In many cases, the orders for the M450 series of WaferRepair systems were fulfilled, installed and then recognized as revenue in 2007. Despite the volume of new orders in 2007 for our M550 series equipment, most of these M550 series equipment orders were not able to be fully deployed in 2007 and had undelivered commitments against some aspect of the equipment ordered. As a result, many of these orders were included in our deferred revenue as of December 31, 2007. Our worldwide deferred revenue is primarily related to sales in our Semiconductor Systems, and increased from $80.3 million at December 31, 2006 to $101.6 million at December 31, 2007, due in large part to the deferral of revenue related to orders for our M550 series products.

We track the sales to our customers based on the geographic location of each customer. Based on these locations, $79.2 million and $82.7 million, or 27.2% and 31.9% of our total sales were made to customers in the United States in 2007 and 2006, respectively. Our sales to customers outside of the United States represented $211.9 million and $176.3 million, or 72.8% and 68.1% of our total sales in 2007 and 2006, respectively. The proportional increase in customer sales outside of the United States was primarily due to our 2007 increase in sales to Semiconductor Systems customers, which customers are largely located outside of the United States, where their production factories are primarily located.

Gross Profit

The following table sets forth gross profit and gross profit percentage, by our business segments for 2007 and 2006 (dollars in thousands):

	2007	2006
	(As Restated)	(As Restated)
Gross profit:
Precision Technology	$66,877	$68,224
Semiconductor Systems	45,958	34,198
Intersegment sales elimination and other	298	(24)

Total	$113,133	$102,398

Gross profit percentage:
Precision Technology	36.2%	38.0%
Semiconductor Systems	41.2%	37.9%
Intersegment sales elimination and other	(6.0)%	0.2%
Total	38.9%	39.5%

Gross profit as a percentage of sales can be influenced by a number of factors including product mix, pricing, volume, costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, at any particular time.

The decline in gross profit of our Precision Technology Segment of 1.8 percentage points was largely due to changes in product mix, as gross profit varies among the product lines in this segment. The Semiconductor Systems Segment saw gross profit increase by 3.3 percentage points in 2007. This increase in gross profit in the Semiconductor Systems Segment is largely the result of fixed costs being absorbed into a larger revenue base in 2007, as compared to 2006.

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of labor and other employee-related expenses. R&D expenses were $29.9 million in 2007, representing 10.3% of sales, compared to $30.1 million, or 11.6%, of sales in 2006. Although R&D expenses were relatively consistent in 2007 and 2006, R&D expenses as a percentage of revenue decreased in 2008 because sales in 2007 increased relative to sales in 2006, thereby spreading the relatively unchanged dollars dedicated to R&D over a larger base of sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses includes costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management, and includes personnel related costs, commissions, advertising, legal, tax, accounting and other professional fees. SG&A expenses were $59.5 million in 2007, representing 20.5% of sales, compared to $62.9 million, or 24.3%, of sales in 2006. The SG&A expenses decreased in 2007 relative to 2006, primarily due to us having recorded a $2.0 million reduction to our SG&A expenses as a result of the settlement for legal claims, for which the settlement represented a recovery of previously expensed amounts.

Amortization of Purchased Intangible Assets

Amortization of intangible assets is discussed below in “Critical Accounting Policies and Estimates”. Amortization of purchased intangible assets in 2007 and 2006 was charged to our Precision Technology Segment. Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold, was $2.2 million in 2007 and $2.1 million in 2006, and was derived from acquisitions that we consummated prior to 2006.

Restructuring and other

We recorded restructuring charges of $6.7 million in 2007, which are discussed above in the comparison of 2008 and 2007 charges. We had no such charges in 2006.

Interest Income

Interest income was $6.6 million in 2007, compared to $4.6 million in 2006. The $2.0 million increase in 2007 is due to an increase in our invested cash balances in 2006 as compared to 2007, along with a more favorable yield on those balances.

Interest Expense

Interest expense was $0.1 million in 2007 and $0.6 million in 2006. The interest expense booked in 2006 was primarily composed of a charge of $0.5 million relating to a payment to the German tax authorities in 2006 in connection with the closure of a 2005 tax audit.

Foreign Exchange Transaction Gains (Losses)

Foreign exchange currency transaction gains were $0.6 million in 2007, compared to a $1.4 million loss in 2006. These amounts arise primarily from transactions denominated in currencies other than the functional currency. The currencies that the gains and losses are primarily derived from are the British Pound, the Japanese Yen and the Canadian Dollar. The U.S. dollar had relative strength to the currencies in 2007 as compared to 2006.

Other Income (Expense), Net

Other income (expense), net, was not significant in either 2007 or 2006, providing $0.2 million of income and ($0.1) million of expense, respectively.

Income Taxes

We recorded a tax provision of $7.5 million during 2007. The effective tax rate for 2007 was 33.8% of income before taxes, compared to an effective tax rate of 29.8% for 2006. Our tax rate in 2007 differs from the Canadian statutory rate of 32.1% due to a $0.3 million charge for state taxes, a $0.8 million charge for non-U.S. withholding taxes, a $0.9 million increase in our liability for uncertain income tax positions, the recording of a $1.0 million additional valuation allowance in the United Kingdom, the recording of a $0.7 million additional valuation allowance in the United States. The aforementioned charges were partially offset by a $0.3 million benefit from research and development tax credits, a $0.7 million adjustment to prior years’ benefits claimed for the extraterritorial income exclusion, and a $1.3 million release of valuation allowance in Canada due to the utilization of net operating losses against the current year income in Canada.

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

Cash and cash equivalents totaled $69.0 million at December 31, 2008, compared to $172.4 million at December 31, 2007. The decrease in cash and cash equivalents is primarily related to the cash on hand that we used to fund our acquisition of Excel in August 2008.

As of December 31, 2008 we also held auction rate securities, recorded at fair value of $25.1 million and with a par value of $32.3 million, which we obtained in connection with our acquisition of Excel. These auction rate securities are student loans backed by the federal government and are privately insured. Current capital market conditions have impacted our ability to liquidate certain auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. Due to the current capital market conditions, auctions have not had sufficient bidders to allow investors to complete a sale of some auction rate securities. Due to the uncertainty in the market as to when these auction rate notes will be refinanced or the auctions will resume, we have classified these instruments as long-term assets available for sale. We have had some success in liquidating these holdings during 2009. Through December 31, 2009, of the $32.3 million in par value securities that we held as of December 31, 2008, we sold $19.3 million of the securities, and recorded net realized gains of $2.4 million on our sales of these securities. As of December 31, 2009, the Company continues to hold auction rate securities with a par value of $13.0 million.

Cash Flows for the Year Ended December 31, 2008 and December 31, 2007

Cash provided by operations in 2008 was $38.9 million, compared to $37.6 million in 2007, a difference of $1.3 million or 3.5%. The increase in cash flow was primarily attributable to the following factors:

•	In 2008, we recorded a net loss of $203.8 million, compared with net income of $15.2 million in 2007, before non-cash adjustments to reconcile net income (loss) to net cash from operating activities.

•	Non-cash adjustments to reconcile net income (loss) to cash flows from operations, including the following material items:

•

In 2008, we recorded an impairment charge of $215.1 million to write down our goodwill, other intangible assets and property, plant and equipment to their fair value as of December 31, 2008, and we also recorded an acquisition related in-process research and development charge of $12.1 million in connection with our acquisition of Excel. There were no such charges recorded in 2007;

•

Other non-cash charges, such as depreciation and amortization of fixed assets and intangible assets, non-cash restructuring charges, share-based compensation, and non-cash interest accretion charges, were $27.1 million in 2008 and $20.3 million in 2007. The $6.8 million increase in non-cash charges was primarily attributed to an increase in depreciation and amortization of $4.4 million, and $1.9 million of non-cash interest expense in 2008; and

•	In 2008, we recorded a $33.7 million increase in deferred income taxes, compared with a $1.1 million decrease in 2007.

•

Changes in our operating assets and liabilities provided $31.0 million in cash in 2008, as compared to having provided $1.6 million in 2007. The significant increase is primarily attributable to the following items:

•	A decrease in our accounts receivable balances in 2008 provided $37.8 million, as compared to having used cash of $20.2 million in 2007;

•	Inventory balances decreased $19.9 million in 2008, compared with a $5.4 million decrease in 2007;

•	In 2008, the net change to deferred revenue and related deferred cost of goods sold used $10.2 million, compared to a net increase of $7.3 million in 2007; and

•	In 2008, the net cash flows used in accounts payable and accrued expenses was $8.0 million, as compared to cash flow provided from these activities of $4.1 million in 2007.

Cash used in operating activities of discontinued operations in 2008 was $1.0 million compared with $1.3 million in 2007.

Cash used in investing activities in 2008 was $338.4 million, compared to $8.0 million in 2007, a difference of $330.4 million. The increase in cash used in investing activities was primarily attributable to the following factors:

•	Cash used to purchase Excel, net of cash acquired, was $358.3 million in 2008. This compares to $3.0 million used for our acquisition of the U.K. optics business in 2007;

•	We used $18.0 million to purchase property and equipment in 2008, compared to $4.6 million in 2007, the majority of which related to our newly leased Bedford, MA facility;

•	Proceeds from the sale of discontinued operations in 2008 was $21.6 million, and there were no such proceeds in 2007;

•	Change in long term assets and liabilities of $12.1 million in 2008, compared to $0.1 million in 2007; and

•	We generated $3.2 million in 2008 from the sale of property, plant, and equipment as a result of our restructuring efforts with the U.K. and China operations. There were no such proceeds in 2007.

Cash provided by investing activities of discontinued operations was $1.0 million compared with a $0.5 million of cash used in 2007.

Cash provided by financing activities in 2008 was $196.9 million, compared to $0.8 million in 2007, a difference of $196.2 million. The increase was primarily attributable to the following factors:

•

In 2008, we received cash proceeds, net of issuance costs, of $203.5 million from the issuance of our Senior Notes that were used to fund a portion of our acquisition of Excel. We did not issue any debt in 2007;

•	In 2008, we received $0.1 million primarily from the exercise of stock options, whereas in 2007 we received approximately $8.2 million; and

•	The cash we used to repurchase shares was $6.4 million in 2008, compared to $7.8 million in 2007.

In addition to cash flows from operating, investing and financing activities, exchanges rate changes resulted in a decrease of $0.8 million in our cash balances, compared to an increase of $3.7 million in 2007.

Cash Flows for the Year Ended December 31, 2007 and December 31, 2006

Cash provided by operations in 2007, was $37.6 million, compared to $35.2 million in 2006, a difference of $2.4 million, or 6.8%. The increase was primarily attributable to the following factors:

•	In 2007, we recorded net income of $15.2 million, compared to net income of $7.5 million in 2006;

•

Other non-cash charges, such as depreciation and amortization of fixed assets and intangible assets, non-cash related restructuring charges, and share based compensation were $20.3 million in 2007 and $13.9 million in 2006. The increase in 2007 was primarily composed of $3.4 million in non-cash restructuring charges that did not exist in 2006, and a $2.5 million share based compensation charge in 2007 compared with a $0.7 million charge in 2006;

•	A $20.2 million increase in our accounts receivable balances in 2007, as compared to $1.5 million decrease in 2006;

•	Inventory balances in 2007 provided cash of $5.4 million, as compared to using $5.0 million of cash in 2006; and

•

The net change in deferred revenue and the related deferred cost of goods sold provided $7.3 million in 2007, and in 2006 those same accounts provided $19.6 million in cash; and in 2007, the net cash flows generated from accounts payable and accrued expenses were $4.1 million, as compared to cash flow used from these activities of $12.0 million in 2007.

Cash used in the operations of discontinued operations was $1.3 million in 2007 compared with an immaterial cash flow impact in 2006.

Cash used in investing activities in 2007 was $8.0 million, compared to cash provided by investing activities of $33.0 million in 2006, a difference of $41.0 million. The change was primarily attributable to the following factors:

•	In 2006, we had a net sale of investments of $26.7 million, and we sold property, plant and equipment for $6.3 million. We had no such activity in 2007;

•	We used 4.6 million of cash to purchase property, plant and equipment in 2007, as compared to $1.1 million of purchases in 2006; and

•	We used $3.0 million in 2007 to purchase our U.K. optics business. No such purchases occurred in 2006.

Cash used in investing activities of discontinued operations was $0.5 million and $0.6 million in 2007 and 2006, respectively.

Cash provided by financing activities in 2007 was $0.8 million, compared to $2.1 million in 2006, a difference of $1.3 million. The decrease was primarily attributable to the following factors:

•	Cash received from the exercise of stock options, which provided $8.2 million in 2007 and $4.9 million in 2006; and

•	Cash we used to repurchase our common shares, which was $7.8 million in 2007 and $3.8 million in 2006.

In addition to cash flows from operating, investing and financing activities, cash generated from exchange rate changes resulted in an increase of $3.7 million in our cash balances compared to decreasing cash balances by $1.2 million in 2006.

Other Liquidity Matters

Debt

On August 20, 2008 (the “Closing Date”), we issued to various investors $210.0 million of unsecured senior notes (the “Senior Notes”), along with detachable warrants (the “Warrants”) for the purchase of 5,882,520 of our common shares, for collective net proceeds to us of $203.5 million. The proceeds were used to fund a portion of our acquisition of Excel. The Senior Notes carry a fixed interest rate of 11.0%. The Warrants were net exercised by the holders in October 2008, in exchange for 5,858,495 of our common shares. We ascribed a fair value to the Warrants in the amount of $26.3 million as of the Closing Date. The fair value was based upon the Black-Scholes option pricing model, assuming a risk-free interest rate of 3.0%, an expected term of 5.0 years, a volatility rate of 85.0% and no dividends.

The Senior Notes pay interest semi-annually and mature in August 2013. After the first year anniversary of the Closing Date, we may redeem up to 50% of the Senior Notes with no penalty or premium. After the third anniversary of the Closing Date, we may redeem all remaining Senior Notes, again with no penalty or premium. The Senior Notes require us to comply with certain covenants that restrict the Company from taking on additional debt, repurchasing equity, making investments or selling certain assets. Under the Bankruptcy Code, our status as a bankruptcy debtor automatically accelerates the payment of all of our debt, including that arising under the Senior Notes. Accordingly, we have classified this debt as current in our December 31, 2008 consolidated financial statements. As further discussed above under “The Third Modified Joint Chapter 11 Plan of Reorganization” the holders of the Senior Notes have agreed to exchange their Senior Note Claims in exchange for: (i) approximately 53.8% of GSIG’s post-consummation outstanding shares, (ii) new secured notes in the aggregate amount of $110 million, (iii) excess cash available under the Plan to the extent certain allowed claims exceed $22.5 million, and (iv) their pro rata portion of the Cash Payment.

The $26.3 million value of the Warrants was recorded as a discount against the debt. This discount is being amortized to interest expense using the effective interest method over the life of the Senior Notes. In connection with the issuance of the Senior Notes, we incurred $6.5 million in issuance fees, which have been capitalized as debt issuance costs, and are included in other current assets. These issuance fees are being amortized to interest expense on the effective interest method over the contractual term of the Senior Notes. As of December 31, 2008, the unamortized portion of the valuation of the Warrants was $24.9 million, and the unamortized debt issuance costs were $6.0 million. The Senior Notes, net of the value of the Warrants and net of the debt issuance costs, constitute a net carrying value of $185.1 million at December 31, 2008. There was no debt outstanding as of December 31, 2007. For the year ended December 31, 2008, the total amount recorded to interest expense, including the accretion of the Warrant value, and of the debt issuance costs, was $10.2 million.

As discussed further at Note 2 of Notes to Consolidated Financial Statements, in connection with the Revenue Review, we failed to timely file our annual and quarterly reports. In connection with the issuance of the Warrants, the Company and the Warrant holders entered into a Registration Rights Agreement (the “RRA”), dated as of August 20, 2008, pursuant to which we agreed to register the common shares issuable upon exercise of the Warrants. We filed that registration statement on Form S-3 in October 2008, simultaneously with the exercise of the Warrants. As a result of our failure to file our Quarterly Report on Form 10-Q for the period ended September 26, 2008, on November 12, 2008 we notified the former Warrant holders that we were indefinitely suspending the Company’s registration statement on Form S-3. Pursuant to the RRA , the Company is obligated to maintain the effectiveness of the registration statement until the earlier of (i) the date which is twelve (12) months after the Effective Time (October 23, 2008) and (ii) the date on which there are no registrable securities (the “Maintenance Period”). Under the RRA, monetary penalties accrue and are payable to the former Warrant holders for failure to maintain an effective registration statement during the Maintenance Period, subject to certain terms and conditions more specifically set forth therein. In 2008, we incurred penalties under the RRA and have accordingly recorded expenses and corresponding accrued liability of $0.8 million in 2008. We have continued to incur penalties under the RRA into 2009. The maximum penalty payments payable under these provisions is approximately $4.0 million.

As disclosed above, on November 20, 2009, the Debtors filed for voluntary petitions for relief under Chapter 11 of the Bankruptcy Code of the Bankruptcy Court. For additional information regarding our liquidity and capital resources see Item 7, “Management’s Discussions and Analysis of Financial Condition and Results of Operation – Overview – Chapter 11 Bankruptcy Filings.”

Pension Plans

We maintain two plans that are considered to be defined benefit plans under the provisions of SFAS 158, a plan in the U.K., and a plan in Japan. As of December 31, 2008, based on the provisions of SFAS 158, the value of the U.K. Plan’s assets was $18.0 million, and the projected benefit obligations were $20.8 million, resulting in a liability of $2.8 million. The Japan pension plan has assets of $0.8 million, and a projected benefit obligation of $2.1 million, resulting in a liability of $1.3 million at December 31, 2008.

Our funding policy is to fund pensions and other benefits based on actuarial methods as permitted by regulatory authorities. The results of funding valuations depend on the assumptions that we make with regard to attributes such as asset returns, rates of members’ benefits increases, mortality, retail price inflation and other market driven changes. The assumptions used represent one estimate of a possible future outcome. The final cost to us will be determined by events as they actually become known. Because of the underfunded positions that our pension plans currently have and potential changes in the actual outcomes relative to our assumptions, we may have to increase payments to fund these plans in the future.

In the U.K., funding valuations are conducted every three years, based on the last completed funding valuation on November 30, 2006, the Company and the Plan Trustees agree to a schedule of contributions under which the Company is contributing approximately $48,000 per month until March 2018. We have since changed our U.K. plan year end to December 31, and so we are required to conduct a funding valuation sooner than the previously scheduled date of November 30, 2009. Accordingly, we have begun a funding valuation as of December 31, 2008. Upon the completion of this valuation, these monthly contributions may change. The Japanese plan includes a guarantee of return of principal and yearly interest 0.75%; therefore, there are no significant fluctuations in this plan.

See Note 11 of Notes to Consolidated Financial Statements for further information about these plans.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2008 and the effect such obligations are expected to have on liquidity and cash flow in future years. The Company has excluded the future cash payments for FIN 48 tax liabilities because the timing of the settlement of these liabilities can not be estimated by year. However, these FIN 48 liabilities have been classified as long-term on the consolidated balance sheets.

Our contractual obligations may be affected by the filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy Code by the Debtors and therefore may not be paid in full, or in accordance with the original contractual terms, as a result.

Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter
	(In thousands)

11.0% Unsecured Senior Notes (1)	$210,000	$210,000	$—	$—	$—
Interest on 11.0% Unsecured Senior Notes (2)	106,838	23,100	46,200	37,538	—
Penalty relating to warrants (3)	4,040	—	4,040		—
Operating leases (4)	28,993	5,440	8,985	5,159	9,409
Purchase commitments (5)	11,235	9,178	2,036	21	—
Deferred compensation (5)	702	702	—	—	—
U.K. pension plan (6)	5,328	576	1,152	1,152	2,448

Total contractual cash obligations	$367,136	$248,996	$62,413	$43,870	$11,857

(1)	The $210 million of 11% Unsecured Senior Notes are outstanding as of the date of this report and represent a contractual obligation of the Company. The 11% Unsecured Senior Notes are not shown as a contractual obligation after 2009 due to the voluntary petition filed by GSI Group, Inc and two of its United States subsidiaries for relief under chapter 11 of the United States Bankruptcy Code. See Note 8 of Notes to Consolidated Financial Statements and “Significant Recent Events – Chapter 11 Bankruptcy Filing” in “Item 1, Business” of this Annual Report on Form 10-K for additional information.
(2)	Interest on the 11% Unsecured Senior Notes is shown through the currently scheduled maturity date in 2013. The actual amount of interest paid in 2010 through 2013 may be different from the amounts shown in the table depending on the outcome of the Chapter 11 bankruptcy proceedings. Interest is due and payable semi-annually.
(3)	Estimated penalties incurred as a result of our inability to maintain the effectiveness of our registration statement on Form S-3, filed in October 2008, relating to the resale of our common shares issued upon the exercise of the Warrants. See Note 14 of Notes to Consolidated Financial Statements.
(4)	These amounts represent the gross payments payable for facilities that we lease. These amounts do not reflect anticipated sub-lease income of approximately $0.7 million, in total, from 2009 to 2013. See Note 14 of Notes to Consolidated Financial Statements.
(5)	See Note 14 of Notes to Consolidated Financial Statements.
(6)	Represents the contractual obligation of payments equivalent to $48,000 per month through March 2018.

Off-Balance Sheet Arrangements

Through December 31, 2008, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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

We have significant deferred revenue included in our accompanying consolidated balance sheets, with balances (including both current and long-term amounts) of $84.2 million and $101.6 million as of December 31, 2008 and 2007, respectively. A significant majority of these amounts relate to arrangements whereby the entire arrangement has been accounted for as deferred revenue, as there is no fair value for the undelivered elements. Upon the final delivery of the undelivered element(s) of the arrangement, the revenue will be recorded for that arrangement. To a lesser extent, the deferred revenue balances relate to either: (a) the unrecognized portion of a multiple element arrangements that is being recognized into revenue over a ratable basis as associated services are performed; (b) arrangements not currently recognizable due to the arrangement not being fixed and determinable at its inception; (c) the future amortization to revenue of extended warranty contracts and preventative maintenance plans; (d) revenue deferrals for product shipments with FOB destination shipping terms; and (e) deposits from customers against future orders. The classification of deferred revenue, and deferred cost of goods sold, is based on our expectations relative to when the revenue will be recognized, based on facts known to us as of the date our financial statements are released.

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

Included in our financial assets with fair value measurements are $32.3 million in par value auction rate securities that we acquired in connection with our purchase of Excel. These auction rate securities are level 3 assets for which no observable market value exists, and for which we have valued based on assumptions the market participants might use in their estimates of fair value. As of December 31, 2008, the auction rate securities have a fair value of $25.1 million.

Included in our financial liabilities with fair value measurements are $210.0 million of Senior Notes. These senior notes have a fair value of $145.0 million, based on quoted prices for similar liabilities, or similar liabilities traded as assets.

Allowances for Doubtful Accounts. We are required to estimate the collectability of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of receivables, including the current credit-worthiness of each customer. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The collectability of accounts receivable is evaluated based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due, to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we estimate an allowance for bad debts based upon the total accounts receivable balance and the percentage expected to be realized through subsequent cash collections. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

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

Goodwill, Intangible Assets and Impairment Assessment. As discussed above, in “Business Combinations,” our goodwill and intangible assets generally arise from business combinations. Our most significant intangible assets are acquired technology, customer relationships, and trademarks and trade names. The purchase price we pay for acquired companies is allocated first to the acquired tangible assets and liabilities at their fair value. Any excess purchase price is then allocated to identifiable intangible assets and the remainder, if any, is assigned to goodwill. We make various assumptions and estimates in order to assign fair value to acquired tangible and intangible assets and liabilities, including those associated with our business plans and related cash flow forecasts, as well as discount rates and terminal values, among others. Actual cash flows may vary from forecasts used to value the intangible assets at the time of the business combination.

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

We test our goodwill for impairment on an annual basis in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” which first requires a comparison of the carrying value of each of our reporting units’ net assets to their fair value. If the carrying value of a reporting unit exceeds its fair value, we calculate the implied fair value of the reporting unit’s goodwill and compare it to the goodwill’s carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded for the difference. The implied fair value of goodwill is calculated by performing a fair value assessment of the assets and liabilities of the reporting unit, in a manner consistent with the discussion above with respect to the initial fair value allocation performed in a business combination. The carrying value of each reporting unit’s assets and liabilities are predominantly specifically identifiable. Additionally, reporting units that benefit from corporate assets or liabilities are allocated a portion of those corporate assets and liabilities on a systematic, proportional basis.

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

We evaluate amortizable intangible assets and other long-lived assets for impairment, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” whenever changes in events or circumstances indicate carrying values may exceed their undiscounted cash flow forecasts. If undiscounted cash flow forecasts indicate the carrying value of a definite-lived intangible asset may not be recoverable, a fair value assessment is performed. Fair value estimates are derived from discounted cash flow forecasts for the intangible asset. If fair value is less than carrying value, an impairment charge equal to the difference is recorded, thereby reducing the intangible asset’s carrying value to its fair value. We also review the useful life assumptions for definite-lived intangible assets on a periodic basis to determine if changes in circumstances warrant revisions to them. All definite-lived intangible assets are amortized over the periods in which their economic benefits are expected to be realized.

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

The significant downturn in the global economy experienced in 2008, and most notably in the fourth quarter of 2008, negatively impacted our estimated future revenues and cash flows, as compared to our prior estimates, including those estimates made at the time we acquired Excel. Excel’s 2009 unaudited actual revenues were approximately 32% lower than Excel’s 2009 projected revenues at the time of the acquisition in August 2008. From the acquisition in August 2008 to December 2008, when the impairment analysis was performed, we reduced Excel’s annual revenue projections by $50.1 to $54.5 million per year, or on average approximately 26% per year, compared to the projections used to initially value the intangible assets in Excel’s purchase price allocation. During this same period of time, the Company’s cost of capital increased significantly, primarily due to the increase in risk associated with an investment in the Company’s equity securities. Our estimated cost of capital increased in the fourth quarter of 2008 after we announced the delayed filing of our financial results, as further discussed in Note 2 of the Company’s Notes to Consolidated Financial Statements. The announcement increased our risk profile and made financing more expensive, as a result of the decline in the Company’s stock price, the receipt by the Company of default notices from its noteholders, and the severe economic downturn. Our weighted average cost of capital forms the basis of the rates used to discount our cash flow forecasts which are integral to our fair value estimates. The discount rates utilized to initially value the intangible assets in the purchase price allocation ranged from 10.0% to 13.0%, while the discount rates utilized in the December 31, 2008 impairment analyses of the goodwill and other intangible assets ranged from 16.5% to 17.5%. Consequently, we undertook an impairment review of our goodwill, intangible assets and other long-lived assets (property, plant and equipment) as of December 31, 2008. This review led to us recording a charge to reduce the carrying value of these assets by an aggregate of $215.1 million. The results of the impairment review are summarized in the following table (in thousands):

	Pre-impairment Net Carrying Value	Impairment Charge	Post-impairment Net Carrying Value
Goodwill	$176,232	$(131,169)	$45,063
Indefinite-lived intangible assets	34,341	(21,314)	13,027
Definite-lived intangible assets	115,563	(57,130)	58,433
Property, plant and equipment	59,877	(5,438)	54,439

	$386,013	$(215,051)	$170,962

No impairment charges were recorded in 2007 or 2006. Following our 2008 impairment charge, we continue to maintain a significant balance in our goodwill, intangible assets and other long-lived assets. The following table shows the December 31, 2008 breakdown of goodwill, intangibles and property, plant and equipment by reportable segment:

	Goodwill	Intangible Assets	Property, Plant & Equipment
Precision Technology	$9,245	$10,460	$7,816
Semiconductor Systems	–	–	1,236
Excel	35,818	61,000	30,273
Corporate	–	–	15,114

	$45,063	$71,460	$54,439

To the extent that our assumptions used to value the assets as of December 31, 2008 should adversely change or there is a further deterioration of the markets we serve, the broader worldwide economy, or the performance of our business relative to our expectations as of December 31, 2008, we may be required to record additional impairment charges in the future.

Restructuring and Other Charges. In accounting for our restructuring activities, we follow the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In accounting for these obligations, we make assumptions related to the amounts of employee severance, benefits, and related costs and to the time period over which facilities will remain vacant, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation has arisen. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount previously expensed against our earnings, and currently accrued on our consolidated balance sheet. The costs incurred to third parties, including attorneys, forensic accountants, and other advisors that related to the Company’s Revenue Review have been included in the Company’s 2008 restructuring and other charges. These costs are charged to expense as incurred.

Pension Plans. Two of our subsidiaries, located in the United Kingdom and Japan, maintain retirement plans that are accounted for as defined benefit plans. In 2006, the Company implemented accounting statement SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The impact of the adoption of the measurement date provision of SFAS 158 was not material.

Our United Kingdom pension plan was closed to new membership in 1997 and we curtailed our sponsorship in 2002, limiting our obligation to benefits earned through that date. Benefits under this plan were based on the employees’ years of service and compensation. We continue to follow our policy to fund this pension plan based on widely accepted actuarial methods. At December 31, 2008, the market value of the plan assets was $2.8 million less than the projected benefit obligation.

The accounting rules applicable to our United Kingdom pension plan require amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. Since the market value of our pension assets is less than the accumulated pension benefit obligation, we recorded a $0.7 million non-cash charge to other comprehensive income in stockholders’ equity and an accrued long-term pension liability in 2008. At December 31, 2008, the cumulative balance of this non-cash charge amounted to $2.8 million. These charges to equity did not affect our net income. In 2008, we funded $0.6 million to the plan.

Our Japanese pension plan is a tax qualified plan that covers substantially all Japanese employees. Benefits are based on years of service and the employee’s compensation at retirement. We fund the plan sufficient to meet current benefits as well as fund a certain portion of future benefits as permitted in accordance with regulatory authorities. Since this is an active plan, a significant portion of the pension benefit obligation is determined based on the rate of future compensation increases. We deposit funds under various fiduciary-type arrangements and/or purchase annuities under group insurance contracts. At December 31, 2008, the market value of the plan assets was $1.3 million less than the projected benefit obligation.

Given both pension plans’ current under-funded status, changes in economic and market conditions may require us to increase cash contributions in future years.

Accounting for Income Taxes. As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income tax provision (benefit) in each of the jurisdictions in which the Company operates. This process involves estimating its current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within its consolidated balance sheet

The Company records a valuation allowance to reduce its deferred tax assets to an amount that more likely than not will be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company determines that it will be able to realize its deferred tax assets in the future in excess of its net recorded amount, a reduction to the valuation allowance for the deferred tax assets would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the valuation allowance for the deferred tax assets would decrease income in the period such determination was made.

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

Undistributed earnings of the Company’s non Canadian subsidiaries amounted to approximately $81.0 million as of December 31, 2008. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business as defined in the provisions of SFAS 109 as well as Accounting Principles Board (“APB”) 23. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

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

Recent Accounting Pronouncements

See Note 3 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Foreign Currency Exchange Rate Risk and Sensitivity

We are exposed to changes in foreign currency exchange rates. Any foreign currency transaction, defined as a transaction denominated in a currency other than the U.S. dollar, will be reported in U.S. dollars at the applicable exchange rate. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period. The primary foreign currency denominated transactions include revenue and expenses and the resulting accounts receivable and accounts payable balances reflected on our balance sheet. Therefore, the change in the value of the U.S. dollar compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. Historically, our primary exposure has related to transactions denominated in the Japanese Yen, Euro, British Pound and Canadian Dollar.

A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2008 would not have a material impact on our revenue, operating results or cash flows.

Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. The Company’s primary objective for holding derivative financial instruments is to manage currency risk. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company’s accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions, including cash flow, or net investment hedges.

The Company did not have any derivative instruments that qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” at December 31, 2008 or 2007. The Company records all derivatives at fair value as assets or liabilities in the consolidated balance sheet and any changes are recognized in other income and expense.

When the Company enters into foreign currency derivative contracts, the contracts are generally for less than six months duration with the purpose of hedging foreign currency risk on sales transactions. At December 31, 2008, the Company held no derivative contracts. At December 31, 2007, the Company held forward contracts to: sell Japanese yen for the equivalent of $7.9 million; settle U.S. dollar / Japanese yen average strike option with an underlying currency amount of 400 million Japanese yen (equivalent $3.5 million); and buy British pound for the equivalent of $4.2 million.

Interest Rate Risk and Sensitivity

The Company’s exposure to market risk associated with changes in interest rates relates primarily to its cash and cash equivalents, short-term investments, long-term investments and debt obligations. At December 31, 2008, the Company had $69.0 million invested in cash and cash equivalents, as compared to $172.4 million at December 31, 2007. Due to the average maturities and the nature of the cash portfolio at December 31, 2008, a one percent change in interest rates could have a $0.7 million impact on interest income on an annual basis. The Company does not actively trade derivative financial instruments, but may use them to manage interest rate positions associated with its debt instruments. The Company did not hold interest rate derivative contracts as of December 31, 2008.

Item 8.	Financial Statements and Supplementary Data

GSI GROUP INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GSI Group Inc.

We have audited the accompanying consolidated balance sheets of GSI Group Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GSI Group Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its financial statements for the years ended December 31, 2007 and 2006 to correct certain errors in the area of revenue recognition and the effects on other accounts.

The accompanying financial statements have been prepared assuming that GSI Group Inc. will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, on November 20, 2009, the Company voluntarily filed petitions on behalf of the Parent and two subsidiaries for relief under Chapter 11 of the United States Bankruptcy Code. This filing caused the Company to be in default with covenants under its loan agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, given the uncertainty with respect to the realization of the value of its assets, and its ability to discharge its liabilities. Management’s plans in regard to these matters also are described in Note 1. The 2008 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GSI Group Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 13, 2010 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
April 13, 2010

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	December 31, 2008	December 31, 2007
		(As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$69,001	$172,387
Accounts receivable, net of $1,687 and $374, respectively	50,494	71,631
Income taxes receivable	30,038	21,790
Inventories	78,508	64,139
Deferred tax assets	11,106	8,541
Deferred cost of goods sold	20,507	37,194
Deferred debt financing costs	5,999	—
Other current assets	9,569	7,120
Current assets of discontinued business held for sale	—	3,864

Total current assets	275,222	386,666
Property, plant and equipment, net of accumulated depreciation and amortization	54,439	28,382
Deferred tax assets	23,802	16,589
Deferred cost of goods sold	23,133	12,758
Investments in auction rate securities	25,065	—
Other assets	2,133	1,566
Intangible assets, net	71,460	29,775
Goodwill	45,063	26,291
Noncurrent assets of discontinued business held for sale	—	5,618

Total assets	$520,317	$507,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt (Note 8)	$185,115	$—
Accounts payable	20,286	17,905
Income taxes payable	—	1,546
Accrued compensation and benefits	7,894	9,848
Deferred revenue	45,061	79,462
Deferred tax liabilities	486	286
Other accrued expenses	23,814	8,980
Current liabilities of discontinued business held for sale	—	1,577

Total current liabilities	282,656	119,604
Deferred revenue	39,164	22,101
Deferred tax liabilities	30,131	10,124
Accrued restructuring, net of current portion	1,072	1,015
Income taxes payable	5,166	3,966
Accrued pension liability	4,104	4,481
Other liabilities	5,127	676
Minority interest	220	—

Total liabilities	367,640	161,967

Commitments and contingencies (Note 14)
Stockholders’ equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 47,567,874 and 42,161,592, respectively	330,896	310,970
Additional paid-in capital	10,733	8,191
Retained earnings (accumulated deficit)	(184,716)	19,131
Accumulated other comprehensive income (loss)	(4,236)	7,386

Total stockholders’ equity	152,677	345,678

Total liabilities and stockholders’ equity	$520,317	$507,645

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share data)

	Year Ended December 31,
	2008	2007	2006
		(As Restated)	(As Restated)
Sales	$288,468	$291,081	$259,030
Cost of goods sold	190,850	177,948	156,632

Gross profit	97,618	113,133	102,398

Operating expenses:
Research and development and engineering	33,449	29,861	30,130
Selling, general and administrative	65,904	59,545	62,893
Amortization of purchased intangible assets	5,714	2,213	2,131
Impairment of goodwill, intangible assets and other long-lived assets	215,051	—	—
Restructuring and other	10,485	6,655	—
Acquisition related in-process research and development charge	12,142	—	—

Total operating expenses	342,745	98,274	95,154

Income (loss) from operations	(245,127)	14,859	7,244
Interest income	3,310	6,637	4,627
Interest expense	(10,388)	(128)	(597)
Foreign exchange transaction gains (losses)	928	589	(1,441)
Other income (expense), net	(604)	215	(63)

Income (loss) from continuing operations before income taxes	(251,881)	22,172	9,770
Income tax provision (benefit)	(39,032)	7,484	2,914

Income (loss) from continuing operations	(212,849)	14,688	6,856
Income from discontinued operations, net of tax	270	467	645
Gain on disposal of discontinued operations, net of tax	8,732	—	—

Net income (loss)	$(203,847)	$15,155	$7,501

Net income (loss) from continuing operations per common share:
Basic	$(4.94)	$0.35	$0.16
Diluted	$(4.94)	$0.34	$0.16
Net income from discontinued operations per common share:
Basic	$0.21	$0.01	$0.02
Diluted	$0.21	$0.01	$0.02
Net income (loss) per common share:
Basic	$(4.73)	$0.36	$0.18
Diluted	$(4.73)	$0.35	$0.18
Weighted average common shares outstanding – basic	43,125	42,364	41,896
Weighted average common shares outstanding - diluted	43,125	42,645	42,251

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars)

	Capital Stock		Additional Paid-In-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
	# Shares	Amount
Balance, December 31, 2005 (As Originally Reported)	41,628	$309,545	$3,339	$7,688	$(14,016)	$306,556
Cumulative effect of restatement			264	(11,067)		(10,803)

Balance, December 31, 2005 (As Restated)	41,628	309,545	3,603	(3,379)	(14,016)	295,753
Net income				7,501		7,501	$7,501
Exercise of stock options and warrants	643	4,863				4,863
Repurchase of treasury shares	(381)	(3,773)				(3,773)
Share based compensation			676			676
Excess tax benefit of stock options			1,035			1,035
Unrealized loss on investments, net of tax of $0					(9)	(9)	(9)
Pension liability, net of tax of $244					1,786	1,786	1,786
SFAS 158 Employer’s Accounting for Defined Benefit Pension and Other Retirement Plans Transition Adjustment					(483)	(483)
Foreign currency translation adjustments					10,327	10,327	10,327

Balance, December 31, 2006 (As Restated)	41,890	310,635	5,314	4,122	(2,395)	317,676	$19,605

Net income				15,155		15,155	$15,155
Exercise of stock options and warrants	955	8,179				8,179
Issuance of restricted stock	134	—				—
Repurchase of treasury shares	(817)	(7,844)				(7,844)
Share based compensation			2,454			2,454
Excess tax benefit of stock options			423			423
Pension liability, net of tax of $20					4,172	4,172	4,172
Cumulative effect of adoption of FIN48				(146)		(146)
Foreign currency translation adjustments					5,609	5,609	5,609

Balance, December 31, 2007 (As Restated)	42,162	310,970	8,191	19,131	7,386	345,678	$24,936

Net loss				(203,847)		(203,847)	$(203,847)
Exercise of stock options and warrants	5,875	26,365				26,365
Issuance of restricted stock	305	—				—
Repurchase of treasury shares	(774)	(6,439)				(6,439)
Share based compensation			2,761			2,761
Excess tax expense of stock options and restricted stock			(219)			(219)
Unrealized gain on investments, net of tax of $0					80	80	80
Pension liability, net of tax of $0					797	797	797
Foreign currency translation adjustments					(12,499)	(12,499)	(12,499)

Balance, December 31, 2008	47,568	$330,896	$10,733	$(184,716)	$(4,236)	$152,677	$(215,469)

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Year Ended December 31,
	2008	2007	2006
		(As Restated)	(As Restated)
Cash flows from operating activities:
Net income (loss)	$(203,847)	$15,155	$7,504
Adjustments to reconcile net income (loss) to net cash from operating activities:
Income from operations of discontinued operations	(270)	(467)	(645)
Gain on disposal of discontinued operations	(8,732)	—	—
Depreciation and amortization	18,906	14,463	13,256
Impairment of goodwill, intangible assets and property, plant and equipment	215,051	—	—
Acquisition related in-process research and development charge	12,142	—	—
Step-up value of acquired inventory sold	1,240	—	—
Share based compensation	2,761	2,454	676
Deferred income taxes	(33,670)	1,057	7,357
Earnings from equity investments	56	(156)	—
Unrealized (gain) loss on derivatives	—	102	(97)
Gain on disposal of property and assets	(1,208)	—	(187)
Non-cash interest expense	1,890	—	—
Non-cash restructuring charges	3,563	3,401	—
Changes in current assets and liabilities, net of effects from business acquired:
Accounts receivable	37,759	(20,190)	1,480
Inventories	19,898	5,403	(4,980)
Deferred costs	5,724	(7,033)	(24,205)
Other current assets	(7,412)	6,380	3,224
Deferred revenue	(15,924)	14,297	43,770
Accounts payable, accruals and taxes receivable and payable	(8,020)	4,072	(11,952)
Cash used in operating activities of discontinued operations	(1,005)	(1,346)	(33)

Cash provided by operating activities	38,902	37,592	35,168
Cash flows from investing activities:
Acquisition of Excel	(368,711)	—	—
Cash received in acquisition of Excel	10,430	—	—
Acquisition of other business	—	(3,006)	—
Purchases of property, plant and equipment	(17,951)	(4,639)	(1,055)
Proceeds from the sale and maturity of short-term and other investments	—	—	49,271
Purchase of short-term and other investments	—	—	(22,602)
Proceeds from the sale of property, plant and equipment	3,211	—	6,293
Proceeds from sale of discontinued operations	21,593	—	—
Changes in other assets and liabilities	12,064	146	1,625
Cash provided by (used in) investing activities from discontinued operations	965	(467)	(552)

Cash provided by (used in) investing activities	(338,399)	(7,966)	32,980
Cash flows from financing activities:
Proceeds from issuance of debt	210,000	—	—
Payments for debt issuance costs	(6,472)	—	—
Purchases of the Company’s common shares	(6,439)	(7,844)	(3,773)

	Year Ended December 31,
	2008	2007	2006
Net proceeds from the issuance of share capital	63	8,179	4.863
Excess tax (expense) / benefit of stock options	(219)	423	1,035

Cash provided by financing activities	196,933	758	2,125
Cash provided by discontinued operations
Effect of exchange rates on cash and cash equivalents	(822)	3,688	(1,245)

Increase (decrease) in cash and cash equivalents	(103,386)	34,072	69,028
Cash and cash equivalents, beginning of period (1)	172,387	138,315	69,287

Cash and cash equivalents, end of period (1)	$69,001	$172,387	$138,315

Supplemental disclosure of cash flow information:
Cash paid for interest expense	156	918	521
Cash paid for income taxes	1,345	11,689	10,921
Supplemental disclosure of non cash financing activity:
Issuance of warrants	26,302	—	—
Supplemental disclosure of non cash investing activity:
Auction rate securities	80	—	—

(1)	The Consolidated Statements of Cash Flows include cash and cash equivalent balances (in thousands) of $0, $1 and $1,814 of the discontinued operations for the years ended December 31, 2008, 2007, and 2006, respectively.

The accompanying notes are an integral part of these financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008

1. Organization, Presentation and Significant Events

GSI Group Inc. (“GSIG”) and its subsidiaries (collectively “the Company”) designs, develops, manufactures and sells photonics-based solutions (consisting of lasers, laser systems and electro-optical components), precision motion devices, associated precision motion control technology and systems. Its customers incorporate its technology into their products or manufacturing processes, for a wide range of applications in a variety of markets, including: industrial, scientific, electronics, semiconductor, medical and aerospace. The Company operates in three segments: Precision Technology, Semiconductor Systems, and Excel Technology, Inc. (“Excel”). The Company’s principal markets are in North America, Europe, Japan and Asia-Pacific. The Company exists under the laws of New Brunswick, Canada.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008

The Company’s common shares are currently quoted on the Pink OTC Markets Inc., continuing under the trading symbol “GSIGQ.” The Company intends to seek relisting of its common shares on a national exchange as soon as possible once it becomes current in its reporting obligations.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008

Chapter 11 Bankruptcy Filing

In connection with the Company’s failure to file the 2008 Q3 Report, as described in the Explanatory Note, on December 12, 2008, the Company announced that it had received four letters from certain noteholders of the 11% Senior Notes due in 2013, in the principal amount of $210.0 million (the “Senior Notes”), issued by GSI Group Corporation (“GSI US”), alleging that the Company had failed to comply with a covenant in the Senior Note Indenture (the “Indenture”), relating to the Senior Notes, as a result of the Company’s failure to file its 2008 Q3 Report within the time period specified by the rules and regulations of the SEC. These noteholders further alleged that, if such failure continued for 60 days from the date that the Company received notices of failure from holders comprising at least 25% of the aggregate principal amount of Senior Notes then outstanding, then such failure would constitute an event of default. Although the Company asserted that the letters did not constitute proper notice as required pursuant to the terms of the Indenture, and notified the trustee under the Indenture as such, the Company continued to work diligently to complete the review by its Audit Committee and to file its 2008 Q3 Report to avoid any claim of an “Event of Default” from occurring under the Indenture. Upon receipt of the letters from the noteholders, the Company commenced discussions with certain of the noteholders. On February 11, 2009, the Company announced that it entered into forbearance agreements with certain noteholders holding greater than 75% of the outstanding aggregate principal amount of the Senior Notes, pursuant to which such noteholders agreed to forebear from taking any action or exercising any remedies under the Indenture as a result of the Company’s delayed periodic reports until February 27, 2009, pursuant to other terms and conditions more specifically set forth therein. On June 30, 2009, the Company announced that it reached an agreement on a non-binding term sheet with certain noteholders to consensually restructure the Company’s outstanding obligations under the Senior Notes.

Following negotiations between the Company and certain noteholders about the restructuring, on November 20, 2009 (the “Petition Date”), GSIG and two of its United States subsidiaries, GSI US and MES International, Inc. (“MES” and, collectively with GSIG and GSI US, the “Debtors”), filed voluntary petitions for relief (the “Chapter 11 Petitions”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) (the “Chapter 11 Cases”). Following the Petition Date, the Debtors will continue to operate their business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

On November 19, 2009, in anticipation of filing the Chapter 11 Petitions, the Debtors entered into a Noteholder Restructuring Support Agreement with eight of ten of the beneficial holders (the “Consenting Noteholders”) of the Senior Notes, representing Consenting Noteholders holding approximately 88.1% of the outstanding principal amount of the Senior Notes. Pursuant to the Noteholder Restructuring Support Agreement, the Consenting Noteholders have agreed, subject to certain conditions, to support the Joint Chapter 11 Plan of Reorganization proposed by the Debtors, which was filed with the Chapter 11 Petitions.

On March 16, 2010, the Debtors entered into an Amended and Restated Plan Noteholder Restructuring Support Agreement (as amended, the “Plan Support Agreement”) with Consenting Noteholders holding approximately 88.1% of the outstanding principal amount of the Senior Notes. Pursuant to the Plan Support Agreement, the Consenting Noteholders have agreed to support a modified plan, in substantially the form of the Second Modified Joint Chapter 11 Plan of Reorganization for the Debtors as filed with the Court on March 16, 2010, and attached as Exhibit A to the Amended Plan Support Agreement (the “ Second Modified Plan”).

On April 9, 2010, the Debtors filed their Third Modified Joint Chapter 11 Plan of Reorganization (as modified, the “Plan”) with the Court, which reflected further modifications to the Second Modified Plan. The terms of the Plan are hereafter described under the heading “The Third Modified Joint Chapter 11 Plan of Reorganization.”

The Third Modified Joint Chapter 11 Plan of Reorganization

Pursuant to the Plan, which is subject to Court approval, the holders of claims under the Senior Notes (the “Senior Note Claims”) would, in exchange for the Senior Note Claims, receive their pro rata share of (i) shares of new convertible preferred stock of GSIG (the “Preferred Shares”), which, on an as-converted basis, would represent approximately 53.8% of GSIG’s post-consummation outstanding shares, (ii) new secured notes in the aggregate amount of $110 million, (iii) excess cash available under the Plan to the extent certain allowed claims exceed $22.5 million and (iv) a cash payment (the “Cash Payment”) in an amount of $69,315 for each day from and including the Petition Date until the date the plan distribution date. Under the terms of the Plan and because the Debtors commenced the Chapter 11 Cases by November 20, 2009, this Cash Payment would be reduced by $2.1 million. On the effective date of the Plan, GSIG would also pay any and all interest accrued on the Senior Note Claims until the Petition Date. As of the Petition Date, there is approximately $6.03 million in

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008

accrued and unpaid interest with respect to the Senior Notes. The Preferred Shares would have a 1x liquidation preference and be mandatorily redeemable after 8 years for cash or, if certain circumstances are met, common shares of GSIG. The Preferred Shares would be voted on an as-converted basis together with GSIG’s common shares and share pari passu in any dividend declared on common shares, but not have any guaranteed fixed dividend rights. The interest rate on the new secured notes would be 12.25% and, at GSI US’s option, subject to GSIG’s compliance with a fixed charge coverage ratio defined in the indenture for the new secured notes to be entered into upon the effective date of the Plan, would be payable in kind at a compounded rate of 13%. The new secured notes would be issued by GSI US, guaranteed by GSIG, ten of GSI US’s United States subsidiaries, and two of GSIG’s Canadian subsidiaries and secured by substantially all the assets of GSI US and the guarantors.

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

The Plan Support Agreement requires the Consenting Noteholders, and their successors and assigns, (i) to timely file a notice with the Court indicating that the votes previously submitted by the Consenting Noteholders with respect to the Plan shall constitute and be deemed votes accepting and in favor of the Plan, (ii) not to object to confirmation of the Plan and not to object to, or otherwise commence, any proceeding to oppose or alter the Plan or support an alternative restructuring, (iii) not to withdraw, change or revoke their votes with respect to the Plan, except as otherwise permitted in the Plan Support

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008

Agreement, and (iv) except as otherwise permitted in the Plan Support Agreement, not to take any other action, including commencing any legal proceeding, that is inconsistent with, or that would materially prevent, hinder or delay the consummation of, the restructuring.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008

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

Adjustments arising from the Revenue Review resulted in sales and their related costs being deferred and recognized in subsequent periods, once all revenue recognition criteria have been met. In addition, these adjustments did not affect the Company’s cash balances. As of December 31, 2008, a substantial portion of the revenue identified in the Revenue Review remains deferred, pending the finalization of all deliverables under the terms of the customer arrangements. The corresponding costs have also been deferred and are included as deferred cost of goods sold as a component of other deferred assets in the accompanying financial statements. All the deferred revenue and the deferred cost of goods sold have been classified as current or long-term, based on the Company’s assessment of when each particular transaction is anticipated to be recognized into revenue.

As discussed further below, the majority of adjustments from the Revenue Review were derived from the Company’s incorrect accounting for multiple element arrangements, the determination of fixed and determinable consideration, and the determination of customer acceptance. The Company found inconsistent and incorrect application of these policies. The transactions that are being restated as a result of the Revenue Review include transactions for which the complete facts required to make the appropriate

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008

assessment with respect to the timing of the revenue recognition were not communicated to the finance department at the time the initial revenue was booked. Refer to Note 3 of Notes to Consolidated Financial Statements for discussion of the Company’s revenue recognition policy.

In addition to adjustments from the Revenue Review, the Company has also recorded the impact of certain adjustments which, due to their materiality, were not previously recorded. Certain of these adjustments affect revenue, cost of good sold, the provision for income taxes, and, to a lesser extent, operating expenses.

The net effects of all of the restatement adjustments on the statements of operations for 2007 and 2006 are as follows (in thousands, except per share data):

	Year Ended December 31, 2007			Year Ended December 31, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Sales	$306,067	$(14,986)	$291,081	$302,083	$(43,053)	$259,030
Cost of goods sold	182,821	(4,873)	177,948	175,442	(18,810)	156,632

Gross profit	123,246	(10,113)	113,133	126,641	(24,243)	102,398
Operating expenses	101,446	(3,172)	98,274	99,345	(4,191)	95,154

Income from operations	21,800	(6,941)	14,859	27,296	(20,052)	7,244
Interest income (expense), other income (expense), and foreign exchange transaction gains (losses), net	7,114	199	7,313	2,385	141	2,526

Income from continuing operations before income taxes	28,914	(6,742)	22,172	29,681	(19,911)	9,770
Income tax provision (benefit)	10,389	(2,905)	7,484	8,839	(5,925)	2,914

Income from continuing operations	18,525	(3,837)	14,688	20,842	(13,986)	6,856
Income from discontinued operations, net of tax	519	(52)	467	898	(253)	645

Net income	$19,044	$(3,889)	$15,155	$21,740	$(14,239)	$7,501

Net income per share - basic	$0.45	$(0.09)	$0.36	$0.52	$(0.34)	$0.18
Net income per share - diluted	$0.45	$(0.09)	$0.35	$0.51	$(0.33)	$0.18

The net effects of all of the restatement adjustments on selected balance sheet accounts as of December 31, 2007, and on the balance of the stockholders equity as of December 31, 2006 are as follows (in thousands):

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

Liabilities and Stockholders Equity:
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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008

	Year Ended December 31, 2006
	As Reported	Adjustments	As Restated
Stockholders’ equity	$343,073	$(25,397)	$317,676

The following table presents the impact of the restatement adjustments to the Company’s beginning retained earnings (accumulated deficit) balance, cumulatively to reflect adjustments booked to all periods prior to January 1, 2006 (in thousands):

Amount
Retained earnings, December 31, 2005 (as previously reported)	$7,688
Adjustments from:
Semiconductor Systems Segment Revenue Review, before income tax effect	(10,348)
Precision Technology Segment Revenue Review, before income tax effect	(4,961)
Income tax adjustments	4,930
All other revenue and non-income tax adjustments	(688)

Total adjustments	(11,067)

Retained earnings (accumulated deficit), December 31, 2005 (as restated)	$(3,379)

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008

The net effects of all of the restatement adjustments on the condensed cash flow statements for 2007 and 2006 are as follows (in thousands):

	Year Ended December 31, 2007			Year Ended December 31, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net income	$19,044	$(3,889)	$15,155	$21,743	$(14,239)	$7,504
Adjustments to reconcile net income to net cash provided by operating activities	27,157	(6,303)	20,854	19,062	1,298	20,360
Changes in assets and liabilities	(8,713)	10,296	1,583	(5,549)	12,853	7,304

Cash flows from operating activities	37,488	104	37,592	35,256	(88)	35,168
Cash flows from investing activities	(7,637)	(329)	(7,966)	32,804	176	32,980
Cash flows from financing activities	758	—	758	2,125	—	2,125
Effect of exchange rates on cash and cash equivalents	2,790	899	3,688	(1,156)	(89)	(1,245)

Net increase to cash and cash equivalents	33,399	674	34,072	69,029	(1)	69,028
Cash and cash equivalents, beginning of year (1)	138,315	—	138,315	69,286	1	69,287

Cash and cash equivalents, end of year(1)	$171,714	$674	$172,387	$138,315	$—	$138,315

(1)	The Consolidated Statements of Cash Flows include cash and cash equivalent balances (in thousands) of $0, $1 and $1,814 of the discontinued operations for the years ended December 31, 2008, 2007, and 2006, respectively.

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

The Determination of Customer Acceptance

Under the Company’s policy, sales to customers in Japan, sales to new customers, and sales of new products to existing customers, as defined in its policy, are required to be recorded upon the customer having installed, tested and accepted the product at the customer’s site. Without acceptance for these types of sales, the Company is unable to conclude that the delivery has been achieved in accordance with the criteria in the SEC’s Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” The Revenue Review noted instances whereby the criteria required under its policy to record revenue at the time of shipment had not be achieved; therefore revenue was improperly recognized in an earlier period. In such cases, the Company has deferred revenue recognition until the appropriate customer acceptance was received. Additionally, the Company noted instances where there were two documents representing customer acceptance; one form on a format provided by the Company, and another on a customer-specific form. Often these forms were provided from the customer on separate dates. In these cases of “dual acceptance”, the Company has performed

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008

procedures to assess when all deliverables were made, and then reviewed that against the multiple customer acceptance forms. As a result of these procedures, revenue has been generally recorded on the later of the two acceptance forms’ dates.

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

Summary of Sales Adjustments

As discussed above, sales transactions from 2002 through 2008 were assessed in connection with the Company’s Revenue Review. In general, revenue was deferred to later periods for those transactions which were adjusted as part of the Revenue Review. The following table reconciles revenue that was originally reported for 2007 and 2006 to the restated amounts for those years. The effect of certain of these adjustments is the result of the impact of years prior to 2006. Amounts in the table are shown in thousands.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008

	Year Ended December 31,
	2007	2006
Sales, as previously reported	$306,067	$302,083

Revenue Restatement Adjustments:
Semiconductor Systems Segment:
Multiple element arrangements	(26,169)	(37,181)
Determination of customer acceptance	4,315	(1,444)
Determination that fees are not fixed or determinable	(654)	350
Other	(371)	839

Subtotal Semiconductor Systems Segment	(22,879)	(37,436)

Precision Technology Segment:
Multiple element arrangements	163	(573)
Determination that fees are not fixed or determinable	7,907	(4,977)
Other	(177)	(67)

Subtotal Precision Technology Segment	7,893	(5,617)

Total revenue restatement adjustments	(14,986)	(43,053)

Sales, as restated	$291,081	$259,030

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

The following table reflects the adjustments to cost of goods sold and operating expenses that were identified as a result of the Company’s Revenue Review, as well as from the recording of previously unrecorded immaterial adjustments. The table presents a reconciliation of previously reported amounts to amounts as restated for the periods indicated (in thousands):

	Year Ended December 31,
	2007	2006
Cost of goods sold, as previously stated	$182,821	$175,442
Semiconductor Systems Segment adjustments	(13,220)	(19,434)
Precision Technology Segment adjustments	4,760	(3,028)
Reclassification of amortization of intangible assets (core technology)	3,587	3,652

Cost of goods sold, as restated	$177,948	$156,632

Operating expenses, as previously stated	$101,446	$99,345
Reclassification of amortization of intangible assets (core technology)	(3,587)	(3,652)
All other operating expense adjustments	415	(539)

Operating expenses, as restated	$98,274	$95,154

Income Taxes

In connection with its Revenue Review, the Company has reassessed it provision for income taxes. As part of its assessment of its provision for income taxes, the Company has recorded two primary adjustments.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008

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

The provision for income taxes has been further adjusted to reflect the statutory rate, adjusted by timing items and other appropriate current period tax credits, as applied against the ‘as adjusted’ income and loss of the Company in various periods. See Note 12 of the Notes to Consolidated Financial Statements for further disclosure of income tax provision (benefit) characteristics for each of 2006, 2007 and 2008.

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

Comparative amounts

In addition to the adjustments from the restatement, certain prior year amounts have been reclassified to conform to the current year presentation in the financial statements and notes as of and for the year ended December 31, 2008. These reclassifications primarily relate to the Company’s discontinued operations, which have been presented separately in the accompanying consolidated financial statements, as further described in Note 5. These reclassifications also include an adjustment to reflect the amortization of core technology in cost of goods sold. Since these costs had previously been included in selling, general and administrative expenses, the adjustment for this reclassification is included as a separate line in the restatement schedules in Note 2 that present the nature of the changes to the cost of goods sold and operating expenses. These reclassifications had no effect on the Company’s previously reported results of operations, or financial position.

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

As of December 31, 2008

Financial Instruments and Fair Value Measurements

Financial instruments with remaining maturities that are payable within one year from the balance sheet date are classified as current. Financial instruments with remaining maturities that are payable more than one year from the balance sheet date are classified as long-term.

Long-term Investments

As of December 31, 2008, the Company held auction rate securities, recorded at a fair value of $25.1 million, and with a par value of $32.3 million. These securities were acquired as part of the Company’s purchase of Excel in 2008. These auction rate notes are student loans backed by the federal government and are privately insured. Current capital market conditions have impacted the Company's ability to liquidate certain auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. Due to the current capital market conditions, auctions have not had sufficient bidders to allow investors to complete a sale of some auction rate securities. Due to the uncertainty in the market as to when these auction rate notes will be refinanced or the auctions will resume, the Company has classified these instruments as long-term assets available for sale. If the credit ratings of the issuer, the bond insurers or the collateral deteriorates further, or if the issuers of these auction rate securities are unable to successfully close further auctions, the Company may further reduce the carrying value of these investments and may in the future be required to record impairment charges against these investments, some of which may be considered other-than-temporary impairment charges. From the date of the Company’s acquisition of Excel, through December 31, 2008, the Company has recorded an unrealized gain on these investments of $0.1 million and has recorded that gain within other comprehensive income. See Note 18 of the Notes to Consolidated Financial Statements for discussion of sales of auction rate securities after December 31, 2008.

At December 31, 2008 and December 31, 2007 the Company had a 25.1% equity investment in a privately held company located in the United Kingdom, valued at $0.8 million and $0.9 million at December 31, 2008 and 2007, respectively, and included in Other Assets in the accompanying consolidated balance sheets. The Company uses the equity method to record the results of this entity. In relation to this investment, the Company recognized a loss of $56,000 in 2008 and income of $156,000 in 2007 which are shown in other income and expense in the consolidated financial statements. There was no other income or expense recorded in 2006 related to this investment.

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

SFAS 157 establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described in Level 1.

•	Level 3. Unobservable inputs.

The following table summarizes the financial assets, as of December 31, 2008, that are measured at fair value on a recurring basis (in thousands):

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash equivalents (a)	$36,324	$36,324	$—	$—
Auction rate securities (b)	25,065	—	—	25,065

Total	$61,389	$36,324	$—	$25,065

(a)	Cash equivalents are valued at quoted market prices in active markets.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008

(b)	Auction rate securities are valued based on assumptions that market participants might use in their estimates of fair value (including, among other factors, underlying collateral and lack of liquidity).

The following table summarizes the activity with respect to the auction rate securities during 2008 (in thousands):

Balance at December 31, 2007	$—
Added in connection with Excel acquisition	24,985
Unrealized gains	80

Balance at December 31, 2008	$25,065

See Note 8 of the Notes to Consolidated Financial Statements for discussion of the estimated fair value of our Senior Notes.

Accounts receivable and allowance

Trade accounts receivable are recorded at the invoiced amount. The Company generally does not require collateral for trade accounts receivable. The Company maintains an allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s best estimate of the amount of probable credit losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance based on a variety of factors including the age of amounts outstanding relative to their contractual due date, specific customer factors, and other known risks and economic trends in industries. Charges booked to the allowances for doubtful accounts are recorded as selling, general and administrative expenses, and are recorded in the period that they are determined to be uncollectible.

For the years ended December 31, 2008, 2007 and 2006, the allowance for accounts receivable was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Balance at beginning of period	$374	$911	$1,592
Assumed in Excel acquisition	1,221	—	—
Increase (decrease) charged to SG&A expense	297	46	(129)
Write-offs, net of recoveries of amounts previously reserved	(131)	(580)	(595)
Exchange rate changes	(74)	(3)	43

Balance at end of period	$1,687	$374	$911

Inventories

Inventories, which include materials and conversion costs, are stated at the lower of cost or market, using the first-in, first-out method. Market is defined as replacement cost for raw materials and net realizable value for other inventories. Demo inventory is recorded at the lower of cost or its net realizable value.

Property, plant and equipment

Property, plant and equipment are stated at cost, adjusted for any impairment, less accumulated depreciation. The Company uses the straight-line method to calculate the depreciation of our fixed assets over their estimated useful lives. Estimated useful lives for buildings and improvements range from 3 to 60 years and for machinery and equipment from 1 to 13 years. Leasehold improvements are amortized over the lesser of their useful lives or lease terms, including any renewal period options that are expected to be exercised. Repairs and maintenance are expensed as incurred.

The Company undertakes a review of its property, plant and equipment carrying values whenever events or circumstances indicate that the carrying amounts many not be recoverable. The Company relies on the guidance included in SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” when conducting these reviews.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008

As a result of the severity of the global economic downturn in 2008, notably during the fourth quarter, which negatively impacted the Company’s revenue and cash flow forecasts, the Company conducted an impairment review of its property, plant and equipment as of December 31, 2008. Impairment was measured as the difference between estimated fair value and carrying value for property, plant and equipment whose carrying value was not deemed recoverable. For personal property (machinery and equipment, furniture and fixtures, computers, software, and automobiles), the Company estimated the fair value of the assets using either a sales comparison or a replacement cost approach. The sales comparison approach utilized input from used equipment vendors and auction sites to estimate fair value. The replacement cost approach started with an estimate of the cost to replace a given asset at current prices and converted it to a fair value estimate. Fair value estimates reflected the physical deterioration, utilization rates and estimated remaining economic lives of the underlying assets. For real property, the Company engaged real estate professionals to help estimate fair value. A combination of the assumed sale of owned real estate and its value under a sale-and-leaseback arrangement were options considered in assessing the fair value of real property. When utilizing the sales of owned real estate, fair value was derived from recent transactions of comparable properties or the asking prices of competing properties on the market. The fair value of leasehold improvements was based on estimated changes in construction costs in the relevant market.

Property, plant and equipment impairments totaling $5.4 million were recorded in 2008, of which approximately $2.7 million pertained to assets in the Precision Technology Segment, approximately $2.1 million pertained to assets in the Excel Segment, and approximately $0.7 million related to corporate assets. No impairment charges were recorded in 2007 or 2006.

Business combinations

The Company determines and allocates the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development as of the business combination date in accordance with SFAS 141, “Business Combinations.” The purchase price allocation process requires the Company to use significant estimates and assumptions, including fair value estimates, as of the business combination date including:

•	estimated fair values of intangible assets;

•	expected costs to complete any in-process research and development projects;

•	estimated income tax assets and liabilities assumed from the acquiree; and

•	estimated fair value of pre-acquisition contingencies assumed from the acquiree.

While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, its estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, the Company records adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. Generally, with the exception of unresolved income tax matters, any adjustment to assets acquired or liabilities assumed subsequent to the purchase price allocation period is included in operating results in the period in which the adjustment is determined.

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

Goodwill and intangible assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of the acquired tangible and intangible net assets. In connection with its acquisition of Excel, the Company has certain trade names that are classified as intangible assets with indefinite lives, which are not amortized but are required to be evaluated at least annually to ensure their current fair values exceed their carrying values.

The Company also has certain intangible assets that are amortized based on their estimated lives. These assets were acquired in connection with historic business combinations of the Company. The Company’s most significant intangible assets are acquired technology, customer relationships, and trademarks and trade names. All definite-lived intangible assets are amortized over the

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008

periods in which their economic benefits are expected to be realized. In addition to the Company’s review of the carrying values of intangible assets, discussed below, the Company also reviews the useful life assumptions, including the classification of certain intangible assets as ‘indefinite-lived’, on a periodic basis to determine if changes in circumstances warrant revisions to them.

Our product lines generally correspond with our reporting units which is the level at which we evaluate our goodwill, intangible assets and other long-lived assets for impairment. All of the Company’s goodwill and intangible assets reside in the Precision Technology and Excel Segments.

Impairment charge

Impairment analyses of goodwill and indefinite-lived intangible assets are conducted in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” We test our goodwill balances annually in the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the test, we utilize the two-step approach which requires a comparison of the carrying value of each of the Company’s reporting units to the fair value of these reporting units. If the carrying value of a reporting unit exceeds its fair value, we calculate the implied fair value of the reporting unit’s goodwill and compare it to the goodwill’s carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded for the difference. The fair value of a reporting unit is based on the discounted cash flow forecast for the reporting unit. Those forecasts are derived from a set of assumptions similar to those discussed above with respect to the initial assessment of the fair value of intangible assets acquired in a business combination. The carrying values of each reporting unit include assets and liabilities which relate to the reporting unit’s operations. Additionally, reporting units that benefit from corporate assets or liabilities are allocated a portion of those corporate assets and liabilities on a systematic, proportional basis.

As mentioned above, the Company’s indefinite-lived intangible assets represent trade names that were acquired in the August 2008 Excel acquisition. The Company will assess these indefinite-lived intangible assets for impairment on an annual basis beginning of the second quarter of 2009, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The Company will also periodically reassess these indefinite-lived intangible assets’ continuing classification as indefinite-lived. The fair values of our indefinite-lived intangible assets are based upon discounted cash flow forecasts. If the fair value of an intangible asset is less than its carrying value, an impairment charge is recorded to reflect the difference between the carrying value and the fair value of the impaired asset.

Intangible assets with definite lives are amortized over their estimated useful lives. The carrying amounts of definite-lived intangible assets and other long-lived assets are reviewed for impairment whenever changes in events or circumstances indicate their carrying values may not be recoverable. The impairment analyses are conducted in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The recoverability of carrying value is determined by comparison of the reporting unit’s carrying value to its future undiscounted cash flows. When this test indicates the potential for impairment, a fair value assessment is performed. The fair values are derived from discounted cash flow forecasts for the particular intangible asset and are derived from a set of assumptions similar to those discussed above with respect to the initial assessment of fair value of intangible assets acquired in a business combination.

Once impairment is determined and measured, an impairment charge is recorded to reflect the difference between the carrying value and the fair value of the impaired asset. In addition to evaluating the impairment of goodwill and intangible assets, the Company also assesses its other long-lived assets for impairment in accordance with the provisions of SFAS 144. This process is discussed above under “Property, plant and equipment.”

The significant downturn in the global economy experienced in 2008, and most notably in the fourth quarter of 2008, negatively impacted the Company’s estimated future revenues and cash flows. The Company had performed its annual goodwill impairment test in the beginning of the second quarter noting no impairment. However, the downturn in the global economy and its effect on the Company’s business, including its revenues, suggested that an impairment might exist as of December 31, 2008. Consequently, the Company undertook an impairment review of its goodwill, intangible assets and other long-lived assets (property, plant and equipment) at the end of 2008. This review led the Company to record an impairment charge of $215.1 million to reduce the carrying values of these assets to their fair value. Goodwill was impaired by $131.2 million. Intangible assets and property, plant and equipment were impaired by $78.5 million and $5.4 million, respectively. No impairments of these assets were recorded in 2007 or 2006. The impairments of intangible assets and property, plant and equipment have been reflected as reductions in their gross carrying amounts. See the Impairment Charges section of Note 6 of Notes to Consolidated Financial Statements for further details.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008

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

The Company follows the provisions of Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables” for all multiple element arrangements. Under EITF 00-21, the Company assesses whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and whether objective and reliable evidence of fair value exists for these separate units of accounting. The Company applies the residual method when objective and reliable evidence of fair value exists for all of the undelivered elements in a multiple element arrangement. When objective and reliable evidence of fair value does not exist for all of the undelivered elements in a multiple element arrangement, the Company recognizes revenue under the multiple units shipped methodology, whereby revenue is recognized in each period based upon the lowest common percentage of the products shipped in the period. This approximates a proportional performance model of revenue recognition. This generally results in a partial deferral of revenue to a later reporting period. No revenue is recognized unless one unit of each product has been delivered.

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

As of December 31, 2008

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

The Company has significant deferred revenue included in its accompanying consolidated balance sheets, with balances (including both current and long-term amounts) of $84.2 million and $101.6 million as of December 31, 2008 and 2007, respectively. A significant majority of these amounts relate to arrangements whereby the entire arrangement has been accounted for as deferred revenue, as there is no fair value for the undelivered elements. Upon the final delivery of the undelivered element(s) of the arrangement, the revenue will be recorded for that arrangement. To a much lesser extent, the deferred revenue balances relate to either: (a) the unrecognized portion of a multiple element arrangements that is being recognized into revenue over a ratable basis as associated services are performed; (b) arrangements not currently recognizable due to the arrangement not being fixed and determinable at its inception; (c) the future amortization to revenue of extended warranty contracts and preventative maintenance plans; (d) revenue deferrals for product shipments with FOB destination shipping terms; and (e) deposits from customers against future orders. The classification of deferred revenue, and deferred cost of goods sold, is based on the Company’s expectations relative to when the revenue will be recognizable, based on facts known to the Company as of the date its financial statements are released.

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

Shipping & handling costs

Shipping and handling costs are recorded in cost of goods sold and totaled $4.2 million, $5.0 million and $4.2 million in 2008, 2007 and 2006, respectively.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008

Advertising costs

Advertising costs are expensed as incurred. Advertising expenses were $0.8 million, $1.0 million and $1.0 million in 2008, 2007 and 2006, respectively.

Foreign currency translation

The financial statements of the Company and its subsidiaries outside the United States have been translated into United States dollars in accordance with the SFAS 52, “Foreign Currency Translation.” Assets and liabilities of foreign operations are translated from foreign currencies into United States dollars at the exchange rates in effect on the balance sheet date. Sales and expenses are translated at the average exchange rate in effect for the period. Accordingly, gains and losses resulting from translating foreign currency financial statements are reported as a separate component of other comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in net income on the accompanying consolidated statements of operations. Foreign exchange transaction gains, net were $0.9 million in 2008 and $0.6 million in 2007, and a net loss of $1.4 million in 2006. These amounts arose primarily from transactions denominated in currencies other than the functional currency, as well as from gains or (losses) on derivative contracts.

Restructuring and other charges

In accounting for its restructuring activities, the Company follows the provisions of SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." In accounting for these obligations, the Company makes assumptions related to the amounts of employee severance, benefits, and related costs and to the time period over which facilities will remain vacant, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation has arisen. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount previously expensed against the Company’s earnings, and currently accrued on the Company’s consolidated balance sheet.

The costs incurred to third parties, including attorneys, forensic accountants, and other advisors that related to the Company’s Revenue Review have been included in the Company’s 2008 restructuring and other charges. These costs are charged to expense as incurred.

Accumulated other comprehensive income (loss)

The following table provides the details of accumulated other comprehensive income (loss):

	Year Ended December 31,
	2008	2007
	(In thousands)
Accumulated foreign currency translations	$(839)	$11,660
Unrealized gain on available for sale investments	80	—
Pension liability, net of tax (1)	(3,477)	(4,274)

Total	$(4,236)	$7,386

(1)	Tax benefit (loss) as of December 31, 2008 and 2007 was $0 and immaterial, respectively.

The accumulated foreign currency translations changed significantly in 2008 due primarily to the revaluation of the intercompany loans with fixed interest rates which were entered into during 2008, after which time the U.S. dollar deteriorated relative to the foreign currencies. These loan balances will continue to change in future periods as the U.S. dollar strengthens or weakens relative to these foreign currencies.

Derivative financial instruments

The Company’s primary objective for holding derivative financial instruments is to manage currency risk. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company’s accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions, including cash flow, or net investment hedges. The Company did not have any derivative instruments that qualify for hedge accounting under SFAS 133 at December 31, 2008 or 2007. In cases when the Company does have derivative contracts, it records all derivatives at fair value as assets or liabilities in the consolidated balance sheet and any changes are recognized in other income and expense.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008

When the Company enters into foreign currency derivative contracts, the contracts are generally for less than six months duration with the purpose of hedging foreign currency risk on sales transactions. At December 31, 2008, the Company held no derivative contracts. At December 31, 2007, the Company held forward contracts to: sell Japanese yen for the equivalent of $7.9 million; settle U.S. dollar / Japanese yen average strike option with an underlying currency amount of 400 million yen (U.S. equivalent of $3.5 million); and buy British pound for the equivalent of $4.2 million.

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

	Year Ended December 31,
	2008	2007	2006
Weighted average common shares outstanding	43,125	42,364	41,896
Dilutive potential common shares (1)	—	281	355

Diluted common shares	43,125	42,645	42,251

Excluded from diluted common shares calculation—stock options, restricted stock and warrants that are anti-dilutive	1,394	1,049	802

(1)	Due to the Company’s net loss position for year ended December 31, 2008, all dilutive shares are excluded as their effect would also have been anti-dilutive.

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

Recent Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB statement No. 133.” SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. At initial adoption, SFAS 161 encourages, but does not require, comparative disclosures for earlier periods. The Company does not expect that this new pronouncement will have a material impact on the Company’s financial statements in future periods.

Business Combinations

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations.” SFAS 141R establishes principles and requirements for the method in which the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes that this new pronouncement, once adopted, will have an impact on its accounting for future business combinations, however, the effect will be dependent upon the particular acquisition(s) that may be made in the future.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008

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

As of December 31, 2008

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the pronouncement before that date. Upon the adoption of this SFAS 160, the Company will reclassify the existing amount attributable to its 50% noncontrolling interest in Excel SouthAsia JV from liabilities into stockholders equity.

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

As discussed in further detail in Note 6 of Notes to Consolidated Financial Statements, the Company undertook an impairment review of its goodwill, intangible assets and other long-lived assets (property, plant and equipment) at December 31, 2008 due to the significant downturn in the global economy in 2008, particularly in the fourth quarter. Included in the impairment charge recorded as of December 31, 2008 were impairments of the goodwill, intangible assets and fixed assets from the Company’s acquisition of Excel. These assets were reduced by $114.1 million, $66.5 million and $2.1 million, respectively.

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

	Year Ended December 31,
	2008	2007
Sales	$387,255	$451,104

Income (loss) from continuing operations	(216,181)	1,256
Income from discontinued operations, net of tax	270	467
Gain on disposal of discontinued operations, net of tax	8,732	—

Net income (loss)	$(207,179)	$1,723

Income (loss) from continuing operations per share – basic and diluted	$(5.01)	$0.03
Income from discontinued operations per share – basic and diluted	0.21	0.01

Net income (loss) per share – basic and diluted	$(4.80)	$0.04

5. Discontinued Operations

The Company evaluates its businesses and product lines periodically for strategic fit within its operations. On July 3, 2008, the Company entered into a definitive agreement to sell its U.S. Optics Business located in Moorpark, California and part of the Company’s Precision Technology Segment for $21.6 million. The sale was closed on October 8, 2008. The net gain of $8.7 million is reported as Gain on Disposal of Discontinued Operations, net of tax, in the Company’s consolidated statement of operations for the year ended December 31, 2008.

In accordance with SFAS 144, the following amounts related to the U.S. Optics Business have been segregated from continuing operations and included in discontinued operations, net of tax, in the consolidated statements of operations (in thousands).

	Year Ended December 31,
	2008	2007	2006
Sales of discontinued business	$10,188	$11,502	$11,337

Pre-tax income of discontinued business	495	763	1,037
Provision for taxes on income of discontinued business	(225)	(296)	(392)

Income from operations of discontinued business – net of tax	270	467	645

Pre-tax gain on discontinued business	13,412	—	—
Provision for taxes on gain	(4,680)	—	—

Gain on discontinued business – net of tax	8,732	—	—

Income from discontinued business – net of tax	$9,002	$467	$645

The assets and liabilities relating to the U.S. Optics Business have been segregated from other of the Company’s assets and liabilities in the accompanying consolidated balance sheets. Net cash flows of the Company’s discontinued operations from each of the categories of operating, investing and financing were not significant for the years ended December 31, 2008, 2007 and 2006.

6. Goodwill, Intangible Assets and Impairment Charges

Goodwill

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The change in the carrying amount of goodwill during the year ended December 31, 2008 is as follows (in thousands):

Balance at December 31, 2006 and 2007, as restated	$26,291
Acquisition of Excel	149,941
Impairment of goodwill	(131,169)

Balance at December 31, 2008	$45,063

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$60,940	$(35,593)	$25,347	7.3
Customer relationships	33,681	(8,779)	24,902	10.1
Customer backlog	2,355	(1,155)	1,200	0.7
Non-compete agreements	4,870	(1,010)	3,860	2.6
Trademarks, trade names and other	5,589	(2,465)	3,124	10.2

Amortizable intangible assets	107,435	(49,002)	58,433	8.2

Non-amortizable intangible assets:
Trade names	13,027	n/a	13,027

Totals	$120,462	$(49,002)	$71,460

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$49,755	$(32,797)	$16,958	5.7
Customer relationships	15,258	(6,410)	8,848	5.1
Trademarks, trade names and other	6,161	(2,192)	3,969	10.9

Totals	$71,174	$(41,399)	$29,775	6.2

All definite-lived intangible assets are amortized on a straight-line basis over their remaining life. Amortization expense for customer relationships, trademarks and definite-lived trademarks, trade names and other are included in operating expenses and were $5.7 million, $2.2 million and $2.1 million in 2008, 2007 and 2006, respectively. Amortization expense for patents and acquired technology are included in the cost of goods sold in the accompanying statements of operations and were $4.7 million, $3.6 million and $3.7 million in 2008, 2007 and 2006, respectively.

Estimated amortization expense for each of the five succeeding years as of December 31, 2008, is as follows (in thousands):

	Cost of Goods Sold	Operating Expenses	Total
2009	$3,819	$5,794	$9,613
2010	3,819	4,499	8,318
2011	3,781	3,579	7,360
2012	3,165	2,710	5,875
2013	3,165	2,710	5,875
Thereafter	7,598	13,794	21,392

Total	$25,347	$33,086	$58,433

Impairment Charges

The significant downturn in the global economy experienced in 2008, and most notably in the fourth quarter of 2008, negatively impacted the Company’s estimated future revenues and cash flows. The Company had performed its annual goodwill impairment test in the beginning of the second quarter noting no impairment. However, the downturn in the global economy and its effect on the Company’s business, including its revenues, suggested that an impairment might exist as of December 31, 2008. Consequently, the Company undertook an impairment review of its goodwill, intangible assets and other long-lived assets (property, plant and equipment) at the end of 2008. This review led the Company to record an impairment charge of $215.1 million to reduce the carrying values of these assets to their fair value. The impairments of intangible assets and property, plant and equipment have been reflected as reductions in their gross carrying amounts. The impairment charge by segment is as follows:

•	Precision Technology: $17.1 million for goodwill, $11.9 million for definite-lived intangible assets and $2.7 million for property, plant and equipment. Total impairment: $31.7 million.

•

Excel : $114.1 million for goodwill, $21.3 million for indefinite-lived intangible assets, $45.2 million for definite-lived intangible assets and $2.1 million for property, plant and equipment. Total impairment: $182.7 million.

•	Corporate: $0.7 million for property, plant and equipment.

The results of the impairment review are summarized in the following table (in thousands):

	Pre-impairment Net Carrying Value	Impairment Charge	Post-impairment Net Carrying Value
Goodwill	$176,232	$(131,169)	$45,063
Indefinite-lived intangible assets	34,341	(21,314)	13,027
Definite-lived intangible assets	115,563	(57,130)	58,433
Property, plant and equipment	59,877	(5,438)	54,439

	$386,013	$(215,051)	$170,962

Revenue and the resulting cash flows, as well as the applied discount rate that is associated with risk and the Company’s cost of capital, are significant inputs in the calculation of the fair value of goodwill and intangible assets. The deterioration of these, and other factors, resulted in the decrease in the fair value of the Company’s goodwill and intangible assets.

The downward revision in the Company’s estimated future cash flows and the increase in the rates used to discount them account for most of the impairment recorded on our goodwill and intangible assets in 2008. No impairment charges were recorded in 2007 or 2006. Following the Company’s 2008 impairment charge, it continues to maintain a significant balance in its goodwill, intangible assets and other long-lived assets. To the extent that the Company’s assumptions used to value the goodwill and other intangible assets as of December 31, 2008 should adversely change, due to a further deterioration of the markets that the Company serves, the broader worldwide economy, or the performance of the Company’s business relative to its expectations as of December 31, 2008, the Company may be required to record additional impairment charges in the future.

The Company’s impairment charge recorded on December 31, 2008 included a significant charge against the goodwill, intangible assets and other long-lived assets that it acquired in connection with its business combination of Excel on August 20, 2008. Specifically, the impairment charges noted above included a reduction in the acquired goodwill, intangible assets and other long-lived assets of Excel of $114.1 million, $66.5 million and $2.1 million, respectively. These impairment charges represent 76%, 50% and 6% of the respective amounts acquired in August 2008.

The Company’s acquisition of Excel was finalized on August 20, 2008 pursuant to a merger agreement that was entered into as of July 9, 2008. Inherent in the Company’s purchase price valuation of Excel were estimates of the future performance of Excel, including revenue and expense projections. In September 2008, shortly after the acquisition, the worldwide economies began a dramatic period in which credit was tightened and international trade declined dramatically. The significant downturn in the global economy experienced in 2008, and most notably in the fourth quarter of 2008, negatively impacted our estimated future revenues and cash flows, as compared to our prior estimates, including those estimates made at the time we acquired Excel. Excel’s 2009 unaudited actual revenues were approximately 32% lower than Excel’s 2009 projected revenue at the time of the acquisition in August 2008. From the acquisition in August 2008 to December 2008, when the impairment analysis was performed, we reduced Excel’s annual revenue projections by $50.1 to $54.5 million per year, or on average approximately 26% per year, compared to the projections used to initially value the intangible assets in Excel’s purchase price allocation. During this same period of time, the Company’s cost of capital increased significantly, primarily due to the increase in risk associated with an investment in the Company’s equity securities. Our estimated cost of capital increased in the fourth quarter of 2008 after we announced the delayed filing of our financial results, as further discussed in Note 2 of the Company’s Notes to Consolidated Financial Statements. The announcement increased our risk profile and made financing more expensive, as a result of the decline in the Company’s stock price, the receipt by the Company of default notices from its noteholders, and the severe economic downturn. Our weighted average cost of capital forms the basis of the rates used to discount our cash flow forecasts which are integral to our fair value estimates. The discount rates utilized to initially value the intangible assets in the purchase price allocation ranged from 10.0% to 13.0%, while the discount rates utilized in the December 31, 2008 impairment analyses of the goodwill and other intangible assets ranged from 16.5% to 17.5%.

7. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of December 31, 2008 and 2007:

Inventories

	December 31,
	2008	2007
	(In thousands)
Raw materials	$41,406	$28,431
Work-in-process	17,548	13,776
Finished goods	14,486	17,626
Demo inventory	4,282	4,084
Consigned inventory	786	222

Total inventories	$78,508	$64,139

Property, Plant and Equipment, net

	December 31,
	2008	2007
	(In thousands)
Cost:
Land, buildings and improvements	$48,602	$26,519
Machinery and equipment	51,146	57,904

Total cost	99,748	84,423
Accumulated depreciation and amortization	(45,309)	(56,041)

Net property, plant and equipment	$54,439	$28,382

Depreciation expense was $8.5 million, $8.7 million and $7.5 million for 2008, 2007 and 2006, respectively. The costs noted in the table above have been reduced by the $5.4 million impairment charge that was recorded on December 31, 2008. See the Impairment Charges section of Note 6 above for further details.

Other Current Assets

	December 31,
	2008	2007
	(In thousands)
Prepaid expenses	$4,411	$4,573
U.K. buildings held for sale	3,376	1,814
Other current assets	1,782	733

Total	$9,569	$7,120

At December 31, 2008 and 2007, the Company had certain of its properties in the U.K. available for sale. At December 31, 2008, there were two properties with net book value of $0.2 and $3.3 million, respectively. The Company completed the sale of these buildings in February 2009 for $0.5 million, and in October 2009 for $3.6 million, respectively, and recorded a gain on sale of assets of $0.1 million and $0.1 million, respectively.

At December 31, 2007, the Company had another property in the U.K. available for sale, with a net book value of $1.5 million, which building was sold in 2008 for $3.2 million. The Company recorded a net gain of $1.7 million.

Other Accrued Expenses

	December 31,
	2008	2007
	(In thousands)
Accrued interest	$8,342	$—
Accrued penalty to warrant holders (Note 8)	805	—
Accrued warranty	3,793	4,216
Accrued professional fees	2,076	1,236
Accrued third party sales commissions	604	612
Customer deposits	484	35
Accrued restructuring, current portion	2,969	327
Other	4,741	2,554

Total	$23,814	$8,980

Accrued Warranty

	December 31,
	2008	2007
	(In thousands)
Balance at beginning of the year	$4,216	$4,814
Assumed in Excel acquisition	1,214	—
Charged to costs and expenses	6,618	4,283
Use of provision	(7,948)	(4,888)
Foreign currency exchange rate changes	(307)	7

Balance at end of the year	$3,793	$4,216

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

The Senior Notes pay interest semi-annually and mature in August 2013. After the first year anniversary of the Closing Date, the Company may redeem up to 50% of the Senior Notes with no penalty or premium. After the third anniversary of the Closing Date, the Company may redeem all remaining Senior Notes, again with no penalty or premium. The Senior Notes require the Company to comply with certain covenants that restrict the Company from taking on additional debt, repurchasing equity, making investments or selling certain assets. Under the Bankruptcy Code, our status as a bankruptcy debtor automatically accelerates the payment of all of the Company’s debt, including that arising under the Senior Notes. Accordingly, the Company has classified this debt as current in its December 31, 2008 consolidated financial statements. As further discussed in Note 1, under “The Third Modified Joint Chapter 11 Plan of Reorganization” the holders of the Senior Notes have agreed to exchange their Senior Note Claims in exchange for: (i) approximately 53.8% of GSIG’s post-consummation outstanding shares, (ii) new secured notes in the aggregate amount of $110 million, (iii) excess cash available under the Plan to the extent certain allowed claims exceed $22.5 million, and (iv) their pro rata portion of the Cash Payment.

The $26.3 million value of the warrants was recorded as a discount against the debt. This discount is being amortized to interest expense using the effective interest method over the life of the Senior Notes. In connection with the issuance of the Senior Notes, the Company incurred $6.5 million in issuance fees which are included in other current assets. These issuance fees are being amortized to interest expense over the contractual term of the Senior Notes. As of December 31, 2008, the unamortized portion of the valuation of the warrants was $24.9 million, and the unamortized debt issuance costs were $6.0 million. The Senior Notes, net of the value of the warrants and net of the debt issuance costs, constitute a net carrying value of $185.1 million at December 31, 2008. There was no debt outstanding as of December 31, 2007. For the year ended December 31, 2008, the total amount recorded to interest expense, including the accretion of the warrant value, and of the debt issuance costs, was $10.2 million.

As discussed further at Note 2 of Notes to Consolidated Financial Statements, in connection with the Revenue Review, the Company failed to timely file its annual and quarterly reports. In connection with the issuance of the Warrants, the Company and the Warrant holders entered into a Registration Rights Agreement (the “RRA”), dated as of August 20, 2008, pursuant to which the Company agreed to register the common shares issuable upon exercise of the Warrants. The Company filed that registration statement on Form S-3 in October 2008, simultaneously with the exercise of the Warrants. As a result of its failure to file its Quarterly Report on Form 10-Q for the period ended September 26, 2008, on November 12, 2008 the Company notified the former Warrant holders that it was indefinitely suspending its registration statement on Form S-3. Pursuant to the RRA , the Company is obligated to maintain the effectiveness of the registration statement until the earlier of (i) the date which is twelve (12) months after the Effective Time (October 23, 2008) and (ii) the date on which there are no registrable securities (the “Maintenance Period”). Under the RRA, monetary penalties accrue and are payable to the former Warrant holders for failure to maintain an effective registration statement during the Maintenance Period, subject to certain terms and conditions more specifically set forth therein. In 2008, the Company incurred penalties under the RRA, and as a result has recorded an expense and corresponding accrued liability of $0.8 million in 2008. The Company has continued to incur penalties under the RRA into 2009. The maximum penalty payments payable under these provisions is approximately $4.0 million.

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

Fair Value of Debt

The estimated fair value of the Company’s Senior Notes approximated $145.0 million at December 31, 2008. This fair value estimate represents the value at which the Company estimates the lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to the Company. The fair value of these long-term debt issues will continue to fluctuate each period based on fluctuations in market interest rates, and these fluctuations may have little to no correlation to the Company’s outstanding debt balances. Our Senior Notes are not publicly traded, but private party sales may occur. The fair value of our Senior Notes is based on quoted prices for similar liabilities, or similar liabilities traded as assets.

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

Stock Repurchase Plan

In December 2005, the Company’s Board of Directors authorized a stock repurchase program providing for the repurchase of up to $15.0 million in shares of the Company’s common shares. In February 2008, the Company’s Board of Directors authorized an increase in the Stock Repurchase Program up to a total of $40.0 million. The Company repurchased and retired 772,467 shares, 816,830 shares, and 381,300 shares in 2008, 2007, and 2006, respectively, at an aggregate cost of $6.4 million, $7.8 million, and $3.8 million, respectively. The program was suspended in May 2008 as a result of the Company’s decision to acquire Excel. At December 31, 2008, $21.9 million remains available for future Company purchases under this program.

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

2006 Equity Incentive Plan

On May 15, 2006, shareholders of the Company approved the 2006 Equity Incentive Plan which provides for the sale or grant of various awards of, or the value of, the Company’s common shares including stock options, stock appreciation rights, restricted stock and performance shares and units, performance-based awards, and stock grants, to officers, directors, employees and certain consultants to the Company. The maximum number of shares of the Company’s common shares which may be issued pursuant to the 2006 Equity Incentive Plan is 9,406,000 shares, including a 2.5 million share increase as approved by the Company’s shareholders at the May 2008 annual meeting, and subject to adjustment in the event of certain corporate events and reduced by the number of shares already issued pursuant to awards under the Company’s 1992 and 1995 Equity Incentive Plans. The plan has a ten year term. As of December 31, 2008, there were 4,004,789 common shares available for future issuance under this plan.

The Company recorded compensation expense related to restricted stock awards issued under the 2006 Equity Incentive Plan totaling $2.8 million, $2.5 million and $0.7 million for the years 2008, 2007 and 2006, respectively. Stock compensation expense is primarily included in selling, general, and administrative expenses, and as an increase to additional paid-in capital on the Company’s consolidated balance sheets. Earnings before income taxes were reduced by these amounts. As the restricted stock is issuable to the holder, subject to vesting provisions, with no consideration payable by the holder, the grant date fair value per share is based on the quoted stock price on the date of the grant.

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

The table below summarizes activity relating to restricted stock awards issued under the 2006 Equity Incentive Plan:

	Restricted Stock Awards (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2005	—	$—
Granted	626	$9.30
Vested	—	$—
Forfeited	(20)	$9.78

Nonvested restricted stock at December 31, 2006	606	$9.28
Granted	782	$10.07
Vested	(134)	$9.14
Forfeited	(87)	$9.95

Nonvested restricted stock at December 31, 2007	1,167	$9.78
Granted	805	$7.91
Vested	(305)	$9.67
Forfeited	(907)	$8.95

Nonvested restricted stock at December 31, 2008	760	$8.84

The Company’s restricted stock awards consist of both time-based and performance-based awards. Based on the Company’s estimates of forfeitures of time-based awards, and estimates relative to performance-based awards’ vesting and forfeitures, the Company would record aggregate compensation expense of $2.7 million subsequent to December 31, 2008, over a weighted average life of 1.6 years.

The total intrinsic value of restricted stock awards that vested in 2008 and 2007, based on the market price of the underlying stock on the day of vesting, was $2.3 million and $1.3 million, respectively.

Other Incentive Compensation Plans

The Company has several stock option plans and a warrant plan with outstanding grants that pre-date the 2006 Equity Incentive Plan. In 2005, the unvested options were accelerated. No new options will be granted under pre-2006 equity plans as all future equity grants will be issued exclusively under the 2006 Equity Incentive Plan Stock option and warrant activity under these plans is presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,565	$8.21
Granted	—	—
Exercised	(643)	$7.61
Forfeited and expired	(580)	$17.96

Outstanding at December 31, 2006	2,342	$9.73
Granted	—	—
Exercised	(954)	$8.59
Forfeited and expired	(160)	$10.83

Outstanding at December 31, 2007	1,228	$10.46
Granted	—	—
Exercised	(16)	$3.89
Forfeited and expired	(782)	$11.13

Outstanding at December 31, 2008	430	$9.49	1.46 years	$—

Exercisable at December 31, 2008	430	$9.49	1.46 years	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the quoted price of common shares for the options and warrants that were in the money at December 31, 2008. There were no in the money shares at December 31, 2008. The intrinsic values of exercised options and warrants, under the incentive compensation plans, in the years ended December 31, 2008, 2007 and 2006 was $0.0 million, $1.3 million and $3.1 million, respectively.

The following summarizes outstanding and exercisable options and warrants as of December 31, 2008:

Exercise Prices	Number of Shares (in thousands)	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
$ 4.31	22	0.30	$4.31
$ 4.45	10	0.33	$4.45
$ 8.83	60	2.85	$8.83
$ 9.36	11	2.14	$9.36
$10.00	80	2.57	$10.00
$10.09	207	0.73	$10.09
$10.60	40	1.72	$10.60

	430	1.46	$9.49

2006 Stock Option Review

During the fourth quarter of 2006, the Company and its Audit Committee, assisted by outside counsel, conducted a review of its historical stock option granting practices during the period from 2000 to 2005 (the “Stock Option Review”). Based on the results of the Stock Option Review, the Company had previously recorded a $0.3 million expense to selling, general and administrative expenses in 2006 to reflect the cumulative impact of accounting errors due to the use of incorrect measurement dates. These restated financial statements include the impact of recording the impact of the Stock Option Review to their appropriate periods. The Company historically concluded that the use of incorrect measurement dates was not the result of intentional wrongdoing and had previously taken steps to improve the controls over its equity award granting process.

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

Pension and other benefit costs reflected in the consolidated statements of operations are based on the projected benefit method of valuation. Within the consolidated balance sheets, pension plan benefit liabilities are included in accrued compensation and benefits. In 2006, the Company adopted SFAS 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”. This adoption had minimal impact on the accounting for the U.K. Plan as the Company’s prior year underfunded status was recognized as a liability with changes recorded to other comprehensive income. The Company used measurement dates of December 31, for 2008, 2007 and 2006.

The net periodic benefit cost for the U.K. Plan was determined as follows:

	2008	2007	2006
	(In thousands)
Service cost	$—	$—	$—
Interest cost	1,609	1,637	1,557
Premiums and expenses	—	—	84
Expected return on plan assets	(1,814)	(1,800)	(1,295)
Recognized losses	90	293	472

Net Periodic Benefit Cost	$(115)	$130	$818

The assumptions used to determine the net periodic benefit cost for the U.K. Plan were as follows:

	2008	2007	2006
Weighted-average discount rate	5.8%	5.1%	4.9%
Weighted-average rate of compensation increase	—	—	—
Weighted-average long-term rate of return on plan assets	7.3%	7.3%	6.4%

The assumptions used to determine the accrued pension benefits (obligations) for the U.K. Plan were as follows:

	2008	2007
Weighted-average discount rate	6.0%	5.8%
Weighted-average rate of compensation increase	—	—
Rate of inflation	3.1%	3.4%
Weighted-average long-term rate of return on plan assets	6.7%	7.3%

The key assumptions used to determine the pension accounting liabilities with respect to the U.K. Plan are the discount rate and the assumed rate of retail price inflation. As of December 31, 2008, the assumed discount rate was 6.0% and the assumed rate of retail price inflation was 3.1%.

Historically the discount rate has been set at the yield on the iBoxx Sterling Corporate Bond Index for AA rated stocks with a term greater than 15 years (the “Index”), that is with redemption dates more than 15 years in the future. The yield on the Index at December 31, 2008 was 6.7% compared to 7.3% as of December 31, 2007. Further, as of December 31, 2007, the yields on corporate bonds did not vary as significantly with the term of the bond as they did as of December 31, 2008.

During 2008, the credit crunch resulted in the yields on corporate bonds (particularly in the financial sector) being pushed up to historically high levels when compared with the yields on fixed-interest gilts. For example, at December 31, 2007, the difference between the yield available on the Index and the 15 year U.K. government bond yield was 1.25%. As of December 31, 2008, this difference stood at just under 3.0%.

Many of the issuers of corporate bonds, particularly of shorter durations, are financial institutions, who have been hit very hard by the credit crisis. Over the year, there has been an increase in corporate bond yields at shorter durations, with less change at the longer durations, resulting in a downward sloping yield curve. Furthermore, as different companies have varying exposure to the credit crisis, there is a very wide spread in yields. As a result, the following were taken in account when setting the discount rate: the range of yields has increased significantly so that at any particular duration there is a wide range of yields on individual bonds; and, the yield on corporate bonds varies significantly with duration. In view of these factors, the discount rate was determined by reference to: extrapolating the yields available on corporate bonds; the yields available on interest rate swaps; and, the yields available on other fixed interest or index linked bonds.

The liabilities were determined by adjusting the value of the plan liabilities as of December 31, 2007 and 2008 rather than undertaking a full valuation. A full actuarial valuation may have led to results that would be different from the approximate roll forward method. However, any differences in the calculations compared with those of a full valuation are not expected to be material and will emerge as an actuarial gain or loss in future years. The estimates are based on actuarially computed best estimates of pension asset long-term rates of return and long-term rate of obligation escalation. Variances between these estimates and actual experience are amortized over the employees’ average remaining service life.

The actuarial present value of the pension benefit obligation; the net assets available to provide for these benefits, at market value; and the funded status of the plan were as follows:

	2008	2007
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$30,340	$31,639
Interest cost	1,609	1,637
Actuarial changes in assumptions and experience	(2,792)	(2,794)
Benefits paid	(591)	(457)
Foreign currency exchange rate changes	(7,747)	315

Projected benefit obligation at end of year	$20,819	$30,340

Accumulated benefit obligation	$20,819	$30,340

Change in plan assets:
Fair value of plan assets at beginning of year	$26,778	$23,679
Actual return on plan assets	(2,003)	1,986
Employer contributions	643	1,383
Benefits paid	(591)	(457)
Foreign currency exchange rate changes	(6,758)	187
Other	—	—

Fair value of plan assets at end of year	$18,069	$26,778

Funding status at end of year	$(2,750)	$(3,562)

Net Amounts Recognized in the Financial Statements:
Unrecognized actuarial loss reported within long term liabilities and accumulated other comprehensive loss	$(2,750)	$(3,562)
Accrued pension liability	2,750	3,562
Amounts included in other accumulated comprehensive income not yet recognized in periodic pension cost	(736)	3,234
Amounts expected to be amortized from accumulated comprehensive income into net periodic pension costs over the next fiscal year consists of net actuarial gain or loss	134	104

The measurement dates are December 31, 2008 and December 31, 2007. The impact of the adoption of the measurement date provision of SFAS 158 was not material.

The U.K. Plan’s asset allocations at December 31, 2008 and 2007 were as follows:

	2008	2007
Asset Category:
Equity securities	73%	63%
Debt securities	6	13
Real estate	20	20
Other	1	4

Total	100%	100%

The investment policy of the plan is to diversify globally across major investment categories. The Company has assumed that the overall return on bonds will be 4.6% per year. Equities and real estate are assumed to outperform U.K. government bonds by 3.25%, and cash will produce a return in line with the Bank of England Base Rate, which was 2.0% as of December 31, 2008. Based on these assumptions and on the asset distribution, the expected rate of return on assets at December 31, 2008 is 7.3%.

The following table reflects the total expected benefit payments to the U.K. Plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s benefit obligation at year end (in thousands):

2009	$404
2010	372
2011	564
2012	430
2013	454
Thereafter	4,414

The Company anticipates the total expected contribution to the U.K. Plan in 2009 to be $0.6 million. It is the Company’s practice to fund the U.K. Plan sufficient to meet the benefits while also allowing for future U.K. price inflation. The Company also funds the plan to meet the minimum required by U.K. laws.

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

The assumptions that are used to value the costs and obligations of the plan reflect the Japanese economic environment. The Company continues to fund the plan sufficient to meet current benefits as well as fund a portion of future benefits as permitted by regulatory authorities. An actuarial valuation of the plan was conducted as of December 31, 2008, 2007 and 2006.

The net periodic benefit cost for the defined benefit pension plan was determined as follows:

	2008	2007	2006
	(In thousands)
Service cost	$214	$162	$165
Interest cost	26	22	29
Expected return on plan assets	(5)	(3)	(4)
Recognized losses	—	—	—
Gain due to settlement	—	—	(52)
Amortization of the unrecognized transaction obligation or asset	72	57	64

Net periodic benefit cost	$307	$238	$202

The assumptions used to determine the net periodic benefit cost were as follows:

	2008	2007	2006
Weighted-average discount rate	1.7%	1.9%	2.0%
Weighted-average rate of compensation increase	3.0%	3.0%	3.6%
Weighted-average long-term rate of return on plan assets	0.8%	0.8%	0.8%

The assumptions used to determine the accrued pension benefit obligations were as follows:

	2008	2007
Weighted-average discount rate	1.6%	1.7%
Weighted-average rate of compensation increase	3.0%	3.0%
Weighted-average long-term rate of return on plan assets	0.8%	0.8%

The estimates are based on actuarially computed best estimates of pension asset long-term rates of return and long-term rate of obligation escalation. Variances between these estimates and actual experience are amortized over the employees’ average remaining service life.

The most recent actuarial valuation of the plan was performed as of December 31, 2008. This valuation includes the actuarial present value of the pension benefit obligation. The net assets available to provide for these benefits, at market value; and the funded status of the plan were as follows (in thousands):

	2008	2007
Change in benefit obligation:
Projected benefit obligation at beginning of year	$1,490	$1,194
Service cost	214	162
Interest cost	26	22
Actuarial changes in assumptions and experience	92	54
Benefits paid	(91)	(19)
Foreign currency exchange rate changes	381	77

Projected benefit obligation at end of year	$2,112	$1,490

Accumulated benefit obligation	$1,678	$1,174

Change in plan assets:
Fair value of plan assets at beginning of year	$551	$337
Actual return on plan assets	(1)	—
Employer contributions	229	203
Benefits paid	(91)	(19)
Foreign currency exchange rate changes	148	30

Fair value of plan assets at end of year	$836	$551

Funding status at end of year	$(1,276)	$(939)

Net Amounts Recognized in the Financial Statements:
Unrecognized actuarial gains	$—	$—
Unamortized amount	—	—

Net accrued pension liability recognized	$1,276	$939

Amount recognized in the financial statements consists of:
Accrued compensation and benefits	$1,276	$939
Intangible asset	—	—

Accrued benefit liability	$1,276	$939
Accumulated other comprehensive income	(794)	(620)
Amounts included in other accumulated comprehensive income not yet recognized in periodic pension cost	794	620
Amounts expected to be amortized from accumulated comprehensive income into net periodic pension costs over the next fiscal year consists of:
Net actuarial (gain)	$—	$—
Net transition obligation	82	63

The Company’s pension plan asset allocations at December 31, 2008 and 2007 were as follows:

	2008	2007
Asset Category:
Equity securities	—%	—%
Debt securities	—	—
Real estate	—	—
Insurance contracts	100.0	100.0

Total	100.0%	100.0%

The following table reflects the total expected benefit payments to plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s benefit obligation at year end (in thousands):

2009	$131
2010	217
2011	149
2012	159
2013	168
Thereafter	1,232

The Company anticipates that contributions to the plan in 2009 will be $259,000. The plans investment strategy is low risk with preservation of principal as the primary objective. Plan assets are held in insurance related investments. There was no significant change in the investment strategy of this plan during 2008, 2007 or 2006.

Defined Contribution Plans

The Company has defined contribution employee savings plans in the United Kingdom, the United States and Canada. In the United Kingdom the Company offers a retirement savings plan. The United States employees can make contributions to a 401(k) plan. The Company matches the contributions of participating employees on the basis of percentages specified in each plan. Company matching contributions to the plans were $3.7 million, $4.0 million and $3.7 million in 2008, 2007 and 2006, respectively.

12. Income Taxes

The Company recorded a tax benefit of $39.0 million during the 2008 fiscal year. The effective tax rate for 2008 was (15.5%) of income before taxes, compared to an effective tax rate of 33.8% of income before taxes for 2007. The Company is incorporated in Canada and therefore uses the Canadian statutory rate. The Company’s tax rate in 2008 differs from the Canadian statutory rate of 29.5% due to a $47.0 million charge for unfavorable permanent differences of which $43.0 million relates to non-deductible amortization and $4.3 million to in-process R&D, $1.8 million related to Canadian deferred items, a $0.4 million charge for non-U.S. withholding taxes, a $1.1 million increase in the Company’s liability for uncertain tax positions, $0.5 million increase in valuation allowance in the U.S., and a $1.6 million increase in valuation allowance due to restatement and impairment in the U.K. The aforementioned charges were partially offset by benefits derived from $0.2 million benefit from R&D tax credits, $0.5 million decrease in valuation allowances in Hong Kong, $1.7 million related to the release of valuation allowances in Canada due to the utilization of net operating losses against the current year income in Canada and $13.9 million benefit due to international rate differences.

	2008	2007	2006
	(In thousands)
Income (loss) from continuing operations before income taxes:
Canadian	$4,664	$6,947	$4,987
U.S.	(252,754)	7,001	2,185
Other	(3,791)	8,223	2,598

Total	$(251,881)	$22,171	$9,770

Details of the income tax provision (benefit) are as follows:

	2008	2007	2006
Current
Canadian	$388	$850	$770
U.S.	(5,518)	3,448	(7,312)
Other	837	988	3,512

	(4,293)	5,286	(3,030)

Deferred
Canadian	1,332	608	(2,235)
U.S.	(36,151)	(783)	5,115
Other	80	2,373	3,064

	(34,739)	2,198	5,944

Income tax provision (benefit)	$(39,032)	$7,484	$2,914

The reconciliation of the statutory Canadian income tax rate related to income from continuing operations before income taxes to the effective rate is as follows:

	2008	2007	2006
	(In thousands, except percentages)
Reconciliation of effective tax rate in the statement of operations
Expected Canadian tax rate	29.5%	32.1%	36.1%
Expected income tax provision (benefit)	$(74,305)	$7,124	$3,530
Permanent differences	47,004	(165)	(1,217)
International tax rate differences	(13,776)	(163)	(337)
Change in valuation allowance	(23)	358	(4,863)
Provision to Return	1,927	(939)	4,143
Extraterritorial income exclusion	—	(689)	(2,432)
Contingencies	1,165	910	2,858
Tax credits	(244)	(322)	13
State income tax net	(1,647)	(255)	396
Withholding tax	388	850	770
Amended Returns and prior filings	363	—	—
Other	116	775	53

Reported income tax provision (benefit)	$(39,032)	$7,484	$2,914

Effective tax rate (benefit)	(15.5)%	33.8%	29.8%

Judgment is required in determining the Company’s worldwide income tax expense provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Although the Company believes its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in its historical income tax provisions and accruals. Such differences could have a material impact on its income tax provision and operating results in the period in which such determination is made.

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items and operating loss carryforwards for financial and tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	2008	2007
	(In thousands)
Deferred tax assets
Operating tax loss carryforwards	$13,597	$16,385
Compensation related deductions	3,674	4,590
Tax credits	4,327	3,163
Restructuring accrued liabilities	4,110	2,656
Deferred revenue	6,384	5,456
Inventory	5,296	2,970
Depreciation	193	1,316
Amortization	6,519	1,839
Original Issue Discount	1,577	—

Total deferred tax assets	45,677	38,375
Valuation allowance for deferred tax assets	(10,769)	(13,245)

Net deferred income tax assets	$34,908	$25,130

Deferred tax liabilities
Depreciation	$(4,868)	$(1,066)
Amortization	(25,068)	(9,344)
Prepaids and other	(681)	—

Total deferred tax liabilities	$(30,617)	$(10,410)

Allocated as follows:
Net deferred income tax assets—short-term	$11,106	8,541
Net deferred income tax liabilities—short-term	(486)	(286)
Net deferred income tax assets—long-term	23,802	16,589
Net deferred income tax liabilities—long-term	(30,131)	(10,124)

Net deferred income tax assets	$4,291	$14,720

In determining its fiscal 2008, 2007, and 2006 tax provisions under SFAS 109, “Accounting for Income Taxes”, management determined the deferred tax assets and liabilities for each separate tax entity. Management then considered a number of factors, including the positive and negative evidence regarding the realization of its deferred tax assets to determine whether a valuation allowance should be recognized with respect to its deferred assets. In accordance with SFAS 109, the Company has recorded valuation allowances to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies in determining the need for valuation allowances. The Company will continue to evaluate its deferred tax position on a quarterly basis and will record any increase or decrease to the amount currently reflected as appropriate in the period of change in evaluation.

The Company has provided valuation allowances in the amount of $10.8 million and $13.2 million at December 31, 2008 and December 31, 2007, respectively. The change in valuation allowance is due to activities in numerous jurisdictions. In both the United States and the United Kingdom, the valuation allowances were increased as the Company determined that it is more likely than not that it will not realize its certain deferred tax assets. In Canada, the valuation allowance was decreased due to the utilization of the net operating losses against the current year income in Canada.

At December 31, 2008, the Company had loss carryforwards of $9.4 million (tax effected) available to reduce future years’ income for tax purposes. Of this amount, approximately $1.5 million relates to the United States and expires between 2009 and 2023, $3.1 million relates to Canada, of which $3.0 million expires between 2009 and 2010, and $0.1 million can be carried forward indefinitely, $3.7 million relates to the United Kingdom and can be carried forward indefinitely, and $0.5 million relates to Germany which can be carried forward indefinitely and $0.1 million in Japan and $0.4 million in France. At December 31, 2008, the Company had a section 163(j) carryforward of $4.2 million (tax effected) available to reduce future years’ income for tax purposes.

At December 31, 2008, the Company had tax credits of approximately $4.3 million available to reduce future years’ income for tax purposes. Of this amount, approximately $1.6 million relates to the United States and expires between 2016 and 2023 and $2.7 million relates to Canada of which $1.4 million expires between 2010 and 2013 and, $1.3 million can be carried forward indefinitely.

Income taxes paid during 2008 and 2007 were $1.3 and $11.7 million, respectively.

Undistributed earnings of the Company’s non-Canadian subsidiaries amounted to approximately $81.0 million as of December 31, 2008. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business as defined in the provisions of SFAS 109 as well as APB 23 “Accounting for Income Taxes – Special Areas”. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006.

In addition, in May 2007, the FASB issued FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” to amend FIN 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FIN 48-1, an enterprise’s tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and the possibility is remote that the taxing authority would reexamine the tax position in the future. The Company believes that it has appropriately accounted for the effect of FIN 48-1 in its financial statements.

The Company adopted the provisions of FIN 48 on January 1, 2007. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. On January 1, 2007, the Company recorded the cumulative effect of applying the provisions of FIN 48, which resulted in the recording of a $0.1 million increase to the opening balance of the Company’s retained earnings.

As of the date of adoption, the total amount of unrecognized tax benefits totaled approximately $2.4 million, of which $2.4 million, if recognized, would favorably affect its effective tax rate in any future period. As of December 31, 2007 the total amount of unrecognized tax benefits increased to $3.5 million. As of December 31, 2008, the amount of unrecognized tax benefits totaled approximately $5.2 million, of which $5.2 million, if recognized would favorably affect its effective tax rate. Given the uncertainty regarding when the authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases in income tax that may occur within the next twelve months cannot be made. However, the Company expects that the changes in the unrecognized benefits within the next twelve months would not be material. In addition the Company has settled its Canadian audit after the balance sheet date and this settlement will have no significant effect on the Company’s uncertain tax positions.

The reconciliation of the total amounts of unrecognized tax benefits at the beginning and the end of 2008 and 2007 is as follows (in thousands):

Balance at December 31, 2006	$2,440
Additions based on tax positions related to the current year	1,751
Additions for tax positions of prior years	487
Settlements	(1,141)

Balance at December 31, 2007	3,537
Additions based on tax positions related to the current year	819
Additions for tax positions of prior years	362
Excel acquisition	448

Balance at December 31, 2008	$5,166

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008 and 2007, the Company had approximately $0.8 million and $0.3 million, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal, states, and foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state or local, or foreign income tax examinations by tax authorities for the years before 2002 as these years have been effectively settled as described in FIN 48-1. During 2007, the Company settled an audit with the Internal Revenue Service for tax years 1999 – 2002. Furthermore, the Company closed an audit with the Japanese tax authorities for tax years 2004 -2006 resulting in no adjustments. Currently, the Company is under audit in the United States for tax years 2004 and 2005 and in Canada for tax years 2002 – 2004. The Company’s income tax returns may be reviewed in the following countries and for the following periods under the appropriate statutes of limitations: United States (2005-present), Canada (2002-present), United Kingdom (2005-present), and Germany (2005-present).

In connection with the Chapter 11 Cases described in Note 1 of Notes to Consolidated Financial Statements, the IRS has filed amended proofs of claim aggregating approximately $7.7 million for amounts it claims the Company owes for 2002 through 2008. The IRS has provided no information to substantiate its claims. The Company believes the IRS claims are without merit and intends to vigorously object to them in Bankruptcy Court. Consequently, the Company believes no adjustment of its estimated tax liabiliity pursuant to FIN 48 is required.

13. Restructuring and other

The following table summarizes restructuring and other expense in the consolidated statements of operations:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
United Kingdom restructuring	$3,628	$6,713	$—
Munich restructuring	187	(58)	—
Novi restructuring	1,390	—	—
Bedford restructuring	3,338	—	—

	8,543	6,655	—
Revenue Review costs	1,942	—	—

	$10,485	$6,655	$—

United Kingdom Restructuring

In 2007, the Company implemented a plan to expand its manufacturing operations in China and restructure its manufacturing operations in the United Kingdom. These actions are part of the Precision Technology Segment’s overall plan to expand its presence in Asia and increase profitability. The restructuring expense in 2007 related to this plan was $6.7 million. The charge was composed of $2.6 million in employee termination benefits, $3.1 million in inventory write-offs, $0.7 million in direct costs associated with the manufacturing transition to China, and $0.3 million related to facility consolidations. The inventory write-offs were charged to restructuring and other charges as they related to discontinued product offerings, and not recurring activities. These restructuring efforts were largely completed in 2007.

On February 29, 2008 and June 27, 2008, the Company executed agreements to sell assets related to its otherwise discontinued Impact product line, and certain assets related to its Laser Mark and Excimer laser product lines. The majority of the assets sold in the transaction represent inventory that had already been written off and were included as part of the restructuring charges recorded in 2007. The results of the sales resulted in a restructuring benefit of $0.3 million for the year ended December 31, 2008. Payments received on asset sales that are due beyond one year will be recorded as restructuring benefits when they are received.

In December 2008, the Company announced the transfer of all volume related manufacturing from its Rugby, U.K. facility, to the Company’s facilities in China and newly acquired Excel manufacturing sites. These activities have been completed in 2009, at a total cost of $5.0 million, which is composed of non-cash land and building impairment charges of $3.6 million, employee severance costs of $1.1 million, and facility related charges of $0.3 million. In December 2008, the Company recorded $3.9 million of this total to restructuring expense. It was composed of $3.6 million of non-cash land and building charges, and $0.3 million of employee severance costs. In addition to the amount recorded to restructuring and other expense, the Company recorded a charge of $0.6 million for inventory write-offs against cost of goods sold in 2008. The remaining portion of this restructuring activity has been recorded to restructuring and other expense in 2009. Additionally, in October 2009, the Company sold the Rugby, U.K. facility for proceeds of $3.6 million. The Company recorded a gain of $0.1 million on sale of the Rugby, U.K. facility in 2009.

Munich Restructuring

As a result of restructuring programs undertaken in 2000 through 2004, and the subsequent sublease of the Company’s Munich, Germany facility, in May 2007 through the end of its lease term, the Company historically carried a $1.1 million accrual for the cost of this lease. The Company regularly reviews its assumptions with respect to this excess space, including contractual lease payments and proceeds from the sublease. Following this review, the Company has booked adjustments to the lease restructuring in each of 2008 and 2007, and as of December 31, 2008, cumulative expense related to this restructuring program is $2.8 million. The remaining accrual will be paid ratably over the remaining term of the lease, which expires in January 2013.

Novi Restructuring

In the second quarter of 2008, the Company implemented a plan to close its Novi, Michigan facility, which provided U.S. sales, applications and service support to a product line included in the Company’s Precision Technology Segment. The Novi facility was consolidated within the Company’s Bedford, MA facility. In connection with this action, the Company recorded a restructuring charge of $1.4 million, consisting of $0.7 million for employee severance and $0.7 million in lease abandonment and related costs. The majority of these employee severance payments were made in 2008, and the remaining amounts have been paid in 2009. The lease costs are being paid ratably over the duration of the lease, which ends in 2012.

Bedford Restructuring

In September 2008, the Company consolidated its operations and facilities in Massachusetts to a new facility in Bedford, Massachusetts. At that time, the Company implemented a plan to reduce its United States workforce by approximately 50 people and took a restructuring charge in the third quarter of 2008 of $3.0 million for severance costs. $1.2 million of this amount was charged to the Semiconductor Systems Segment; $0.7 million was charged to the Precision Technology Segment; and $1.1 million was charged against corporate operations. The workforce reduction is expected to save the Company $6.8 million in annual salary and related costs. In December 2008, in connection with its consolidation of the historic Scanner business with the newly acquired Scanner business of Excel, Cambridge Technology, the Company recorded a restructuring charge of $0.3 million relating to employee severance costs. The $0.3 million restructuring charge was charged to the Precision Technology Segment. The majority of these employee severance payments were made in 2008, and the remaining amount have been paid in 2009.

Other Charges – Revenue Review Costs

The costs incurred to third parties, including attorneys, forensic accountants, and other advisors that related to the Company’s Revenue Review have been included in the Company’s 2008 restructuring and other charges. These costs are charged to expense as incurred. In 2008, these costs were $1.9 million. The Revenue Review costs, including costs relating to the restatement of historic financial statements, has continued for periods subsequent to 2008, and will be included in future ‘restructuring and other’ charges.

Rollforward of Accrued Expenses related to Restructuring and Other

The following table summarizes the aggregate balance of the activity relating to the Company’s restructuring and other charges recorded on the accompanying consolidated balance sheets (in thousands):

Balance at December 31, 2005	$1,502
Restructuring charges (benefits), net	—
Cash payments	(165)

Balance at December 31, 2006	1,337
Restructuring charges (benefits), net	6,655
Cash payments	(3,249)
Non-cash write-offs or other adjustments	(3,401)

Balance at December 31, 2007	1,342
Restructuring charges (benefits), net	10,485
Cash payments	(4,223)
Non-cash write-offs or other adjustments	(3,563)

Balance at December 31, 2008	$4,041

As of December 31, 2008 and 2007, $1.1 million and $1.0 million, respectively, of accrued restructuring charges were included in long-term liabilities; the current portion is included in accrued expenses (see Note 7 of Notes to Consolidated Financial Statements).

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

In 2007, the Company signed a 12-year lease for a 147,000 square foot facility in Bedford, Massachusetts. The terms of the lease provide the Company with two renewal options for periods of five years each. The Company consolidated its Natick, Massachusetts, Billerica, Massachusetts and Wilmington, Massachusetts operations into this facility. The consolidation was completed in the second quarter of 2008. Under the terms of the lease agreement, the landlord waived the first 5.5 months rent (representing a savings of $0.7 million). This savings is being amortized as a reduction to rent expense over the life of the lease, and is included in other liabilities. The Company incurred the $14.3 million in expenditures to fit-up and occupy the Bedford facility, of which the landlord provided $4.0 million in allowances. The landlord allowance has been included in the Company’s accompanying consolidated balance sheets in property, plant and equipment, and in other liabilities. The property, plant and equipment balance being amortized to depreciation expense ratably over this life of the lease, and the landlord allowance is being offset as a reduction to rent expense, ratably over the life of the lease.

In February 2010, the Company entered into an Amended Lease Agreement with 125 Middlesex Turnpike, LLC to reduce the term of its current lease at 125 Middlesex Turnpike, Bedford, Massachusetts from 12 years (of which approximately 10 years were remaining) to 3 years from the new effective date of March 12, 2010. The rental payment will continue at $0.1 million per month.

For the years ended December 31, 2008, 2007 and 2006 lease expense was $4.8 million, $4.9 million and $4.4 million, respectively. Future minimum lease payments under operating leases expiring subsequent to December 31, 2008 are (in thousands):

2009	$5,440
2010	4,850
2011	4,135
2012	3,625
2013	1,534
Thereafter	9,409

Total minimum lease payments	$28,993

The Company has sublease agreements on its Novi, Michigan, Munich, Germany and Rugby, U.K. facilities and expects that it will receive aggregate proceeds of $0.7 million from 2009 to 2013 in connection with these agreements. The payments presented in the table above do not include assumptions relative to the receipt of these sub-lease payments.

Purchase Commitments

As of December 31, 2008, the Company had purchase commitments for inventory and services of $11.2 million. These purchase commitment are expected to be incurred as follows: $9.2 million in 2009 and $2.0 million in 2010.

Deferred Compensation

As of December 31, 2008 and 2007, the Company had deferred compensation due to certain officers and employees of $0.7 million. Certain officers and employees have deferred payment of a portion of their compensation until termination of employment or later. Interest on the outstanding balance is credited quarterly, based on prime rate, which averaged 5.1%, 8.0% and 8.0% during the years ended December 31, 2008, 2007 and 2006, respectively. The portion of deferred compensation estimated to be due within one year is included in accrued compensation and benefits.

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

Chapter 11 Bankruptcy Filing

On November 20, 2009, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for Delaware, as discussed in Note 1 of Notes to Consolidated Financial Statements.

SEC Investigation

As discussed in the Explanatory Note to the Annual Report on Form 10-K, we have conducted a Revenue Review of certain of our historic revenue transactions. On May 14, 2009, we received a notice from the SEC indicating that the SEC is conducting a formal investigation relating to our historical accounting practices and the restatement of our historical consolidated financial statements. The Company is cooperating fully with the SEC’s investigation. The Company cannot predict the outcome of the investigation at this time.

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

At December 31, 2007, there was a concentration of credit risk related to the Company’s position in trade accounts receivable. At that time, one customer, Rexchip Electronics Corporation, represented 21% of the outstanding accounts receivable. There was no such concentration of credit risk as of December 31, 2008. Credit risk with respect to trade accounts receivables is generally minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion.

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

Reportable Segment Financial Information

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
		(As Restated)	(As Restated)
Sales
Precision Technology	$146,616	$184,509	$179,565
Semiconductor Systems	88,494	111,515	90,170
Excel	55,612	—	—
Intersegment sales elimination	(2,254)	(4,943)	(10,705)

Total	$288,468	$291,081	$259,030

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
		(As Restated)	(As Restated)
Gross Profit
Precision Technology	$49,092	$66,877	$68,224
Semiconductor Systems	27,523	45,958	34,198
Excel	20,669	—	—
Intersegment sales elimination	334	298	(24)

Total	$97,618	$113,133	$102,398

The Company reports operating expenses and its assets on a consolidated basis to the chief operating decision maker.

Geographic segment information

The Company attributes sales to geographic areas on the basis of the customer location where products are shipped. Sales to these customers are as follows (in thousands):

	Year Ended December 31,
	2008		2007		2006
	Sales	% of Total	Sales	% of Total	Sales	% of Total
			(As Restated)		(As Restated)
United States	$88,533	30.7%	$79,229	27.2%	$82,700	31.9%
Asia-Pacific	62,008	21.5	100,562	34.5	81,907	31.6
Japan	73,646	25.5	63,630	21.9	47,982	18.5
Europe	59,653	20.7	47,014	16.2	45,142	17.5
Latin and South America, other	4,628	1.6	646	0.2	1,299	0.5

Total	$288,468	100.0%	$291,081	100.0%	$259,030	100.0%

Long-lived assets, which include property, plant and equipment, intangibles and goodwill, but excludes other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which the Company’s assets are located. A summary of these long-lived assets is as follows (in thousands):

	As of December 31,
	2008	2007
		(As Restated)
United States	$157,598	$52,969
Europe	7,842	27,017
Japan	540	479
Asia-Pacific, other	4,982	3,983

Total	$170,962	$84,448

Significant Customers

There was no individual customer in 2008, 2007 or 2006 that accounted for 10% or more of the Company’s sales. At December 31, 2008, no customer accounted for 10% or more of the Company’s accounts receivable balance. At December 31, 2007, there was one customer, Rexchip Electronics Corporation, which accounted for 21% of the Company’s accounts receivable balance.

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

The Company recorded sales and raw material purchases from Sumitomo Heavy Industries Ltd., a significant shareholder. The amounts and terms of these transactions were equivalent to similar third-party transactions.

The following table summarizes related party transactions in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2008	2007	2006
Sales to ECRM, Inc.	$514	$711	$540
Sales to Sumitomo Heavy Industries Ltd.	3,329	3,573	5,626
Purchases from Sumitomo Heavy Industries Ltd.	108	108	320

The following table summarizes the related party transactions on the consolidated balance sheets (in thousands):

	As of December 31,
	2008	2007
Accounts receivable from ECRM, Inc.	$162	$211
Accounts receivable from Sumitomo Heavy Industries Ltd.	204	461
Accounts payable to Sumitomo Heavy Industries Ltd.	—	—

17. Quarterly Financial Information (unaudited)

The Company’s interim financial statements are prepared on a quarterly basis ending on the last Friday closest to the end of the calendar quarter.

	Three Months Ended
	December 31, 2008	September 26, 2008
	Actual	Actual
	(in thousands, except per share data)
Sales	$96,331	$71,443
Cost of Good sold	66,764	48,557

Gross profit	29,567	22,886
Operating expenses	252,908	42,409

Income (loss) from operations	(223,341)	(19,523)
Interest income (expense) and other income (expense), net	(7,013)	(2,287)

Income (loss) from continuing operations	(230,354)	(21,810)
Provision for (benefit from) income taxes	(31,951)	(7,600)

Net income (loss) before discontinued operations	(198,403)	(14,210)
Income (loss) from discontinued operations, net of tax	(40)	(19)
Gain from sale of discontinued operations, net of tax	8,732	—

Net income (loss)	$(189,711)	$(14,229)

Net income (loss) from continuing operations per common share:
Basic	$(4.30)	$(0.34)
Diluted	$(4.30)	$(0.34)
Net income (loss) from discontinued operations per common share:
Basic	$0.19	$—
Diluted	$0.19	$—
Net income (loss) per common share:
Basic	$(4.11)	$(0.34)
Diluted	$(4.11)	$(0.34)

	Three Months Ended
	June 27, 2008			March 28, 2008
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(in thousands, except per share data)
Sales	$62,772	$(3,303)	$59,469	$69,028	$(7,803)	$61,225
Cost of Good sold	38,340	(1,479)	36,861	42,456	(3,788)	38,668

Gross profit	24,432	(1,824)	22,608	26,572	(4,015)	22,557
Operating expenses	24,520	(983)	23,537	24,795	(904)	23,891

Income (loss) from operations	(88)	(841)	(929)	1,777	(3,111)	(1,334)
Interest income (expense) and other income (expense), net	1,138	—	1,138	1,329	79	1,408

Income (loss) from continuing operations	1,050	(841)	209	3,106	(3,032)	74
Provision for (benefit from) income taxes	94	165	259	997	(737)	260

Net income (loss) before discontinued operations	956	(1,006)	(50)	2,109	(2,295)	(186)
Income (loss) from discontinued operations, net of tax	138	(28)	110	(2)	221	219
Gain from sale of discontinued operations, net of tax	—	—	—	—	—	—

Net income (loss)	$1,094	$(1,034)	$60	$2,107	$(2,074)	$33

Net income (loss) from continuing operations per common share:
Basic	$0.02	$(0.01)	$0.01	$0.05	$(0.05)	$—
Diluted	$0.02	$(0.01)	$0.01	$0.05	$(0.05)	$—
Net income (loss) from discontinued operations per common share:
Basic	$0.01	$(0.01)	$—	$—	$—	$—
Diluted	$0.01	$(0.01)	$—	$—	$—	$—
Net income (loss) per common share:
Basic	$0.03	$(0.02)	$0.01	$0.05	$(0.05)	$—
Diluted	$0.03	$(0.02)	$0.01	$0.05	$(0.05)	$—

	Three Months Ended
	December 31, 2007			September 28, 2007
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(in thousands, except per share data)
Sales	$83,453	$(16,071)	$67,382	$81,076	$3,001	$84,077
Cost of Good sold	51,748	(8,738)	43,010	47,194	4,182	51,376

Gross profit	31,705	(7,333)	24,372	33,882	(1,181)	32,701
Operating expenses	25,215	(967)	24,248	25,889	(886)	25,003

Income (loss) from operations	6,490	(6,366)	124	7,993	(295)	7,698
Interest income (expense) and other income (expense), net	1,940	(80)	1,860	2,383	—	2,383

Income (loss) from continuing operations	8,430	(6,446)	1,984	10,376	(295)	10,081
Provision for (benefit from) income taxes	3,921	(3,295)	626	2,713	725	3,438

Net income (loss) before discontinued operations	4,509	(3,151)	1,358	7,663	(1,020)	6,643
Income (loss) from discontinued operations, net of tax	242	(41)	201	109	(97)	12
Gain from sale of discontinued operations, net of tax	—	—	—	—	—	—

Net income (loss)	$4,751	$(3,192)	$1,559	$7,772	$(1,117)	$6,655

Net income (loss) from continuing operations per common share:
Basic	$0.11	$(0.08)	$0.02	$0.18	$(0.02)	$0.16
Diluted	$0.11	$(0.08)	$0.03	$0.18	$(0.02)	$0.15
Net income (loss) from discontinued operations per common share:
Basic	$—	$0.01	$0.01	$—	$—	$—
Diluted	$—	$0.01	$0.01	$—	$—	$—
Net income (loss) per common share:
Basic	$0.11	$(0.08)	$0.03	$0.18	$(0.03)	$0.16
Diluted	$0.11	$(0.06)	$0.04	$0.18	$(0.03)	$0.16

	Three Months Ended
	June 29, 2007			March 30, 2007
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(in thousands, except per share data)
Sales	$70,266	$3,634	$73,900	$71,272	$(5,550)	$65,722
Cost of Good sold	41,271	1,992	43,263	42,608	(2,309)	40,299

Gross profit	28,995	1,642	30,637	28,664	(3,241)	25,423
Operating expenses	25,294	(919)	24,375	25,046	(398)	24,648

Income (loss) from operations	3,701	2,561	6,262	3,618	(2,843)	775
Interest income (expense) and other income (expense), net	1,627	—	1,627	1,164	279	1,443

Income (loss) from continuing operations	5,328	2,561	7,889	4,782	(2,564)	2,218
Provision for (benefit from) income taxes	2,088	389	2,477	1,667	(724)	943

Net income (loss) before discontinued operations	3,240	2,172	5,412	3,115	(1,840)	1,275
Income (loss) from discontinued operations, net of tax	83	24	107	85	62	147
Gain from sale of discontinued operations, net of tax	—	—	—	—	—	—

Net income (loss)	$3,323	$2,196	$5,519	$3,200	$(1,778)	$1,422

Net income (loss) from continuing operations per common share:
Basic	$0.08	$0.04	$0.12	$0.07	$(0.04)	$0.03
Diluted	$0.08	$0.04	$0.12	$0.07	$(0.04)	$0.03
Net income (loss) from discontinued operations per common share:
Basic	$—	$0.01	$0.01	$0.01	$(0.01)	$—
Diluted	$—	$0.01	$0.01	$0.01	$(0.01)	$—
Net income (loss) per common share:
Basic	$0.08	$0.05	$0.13	$0.08	$(0.05)	$0.03
Diluted	$0.08	$0.05	$0.13	$0.08	$(0.05)	$0.03

18. Subsequent Events

Bankruptcy Proceedings

Refer to Note 1 of Notes to Consolidated Financial Statements for further discussion of the “Chapter 11 Bankruptcy Filing”, “The Third Modified Joint Chapter 11 Plan of Reorganization”, and “The Plan Support Agreement.”

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

SEC Investigation

As discussed in the Explanatory Note to the Annual Report on Form 10-K, we have conducted a Revenue Review of certain of our historic revenue transactions. On May 14, 2009, we received a notice from the SEC indicating that the SEC is conducting a formal investigation relating to our historical accounting practices and the restatement of our historical consolidated financial statements. The Company is cooperating fully with the SEC’s investigation.

Costs Associated with Exit or Disposal Activities

The Company has undertaken a number of cost reduction initiatives, including a workforce reduction of approximately 214 employees in fiscal 2009. The total approximate severance paid in 2009 by the Company in connection with these initiatives was approximately $3.9 million.

Auction Rate Securities

As discussed in Note 3, the Company has holdings in auction rate securities for which market stability does not currently exist. The Company has had some success in liquidating these holdings during 2009. Of the $32.3 million in par value securities that the Company held as of December 31, 2008, it sold $19.3 million in 2009, and recorded net realized gains of approximately $2.4 million on its sales of these securities. As of December 31, 2009, the Company continues to hold remaining securities with a par value of $13.0 million. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate further of if the issuers of these auction rate securities are unable to successfully close further auctions, the Company may further reduce the carrying value of these investments and may in the future be required to record impairment charges against these investments, some of which may be considered other-than-temporary impairment charges. The Company may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 30 years) to recover its investment.

Amended Lease Agreement

In February 2010, the Company entered into an Amended Lease Agreement with 125 Middlesex Turnpike, LLC to reduce the term of its current lease at 125 Middlesex Turnpike, Bedford, Massachusetts from 12 years (of which approximately 10 years were remaining) to 3 years from the new effective date of March 12, 2010. The rental payment will continue at $0.1 million per month. The landlord has the right to terminate upon a written notice of termination (the “Termination Notice”) setting forth the new date on which the term of the lease shall expire (the “Early Termination Date”), which date shall be (a) no less than nine (9) months after the date of the Termination Notice, and (b) in any event, no earlier than June 1, 2011.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2008. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Because of the material weaknesses in our internal control over financial reporting as described below, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our principal executive officer and principal financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment, our principal officers utilized the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

As of December 31, 2008, our principal officers identified four material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Each material weakness is discussed below.

1. Inadequate and ineffective controls over the corporate financial statement close process

As a result of ineffective procedures and controls, our December 31, 2008 year end financial statement close process was not completed in an accurate and timely manner and resulted in material post-closing adjustments which have been reflected in our consolidated financial statements for the year ended December 31, 2008. The ineffective procedures and controls occurred within our corporate accounting and finance group and involved account reconciliations and manual journal entries that were not properly prepared and/or reviewed and approved. The corporate accounting and finance group has relied on a set of complex systems and procedures that required significant knowledge and experience. The weaknesses in our procedures and controls were compounded by a significant loss of personnel from the corporate accounting and finance department starting in the fourth quarter of 2008 and through the second quarter of 2009. During that period, the Chief Financial Officer, Corporate Controller, Senior Director of Financial Planning, Director of Taxes, three accounting managers, and five additional employees in that department left the Company. Many of the employees who left had substantial historical knowledge of our particular accounting systems and procedures. The Company intends to continue to rely on consulting professionals as needed until a permanent finance team is appointed. These weaknesses resulted in the material post-closing adjustments identified by the current accounting staff and/or our independent registered public accounting firm.

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

These weaknesses led to our review of the historic accounting for revenue transactions, and the restatement of our financial results for previously announced interim periods from 2008, and to the financial statements of all periods prior to 2008 that are included in this Annual Report on Form 10-K.

3. Inadequate and ineffective controls over the impairment assessment for goodwill, intangible assets and other long-lived assets.

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

4. Inadequate and Ineffective Controls over the Accounting for Income Taxes

We did not have an adequate system of controls to provide reasonable assurance that the accounting for income taxes and related disclosures were prepared in accordance with generally accepted accounting principles. Specifically, we did not have sufficient qualified staffing and technical expertise in the tax function to perform an adequate review of and exercise appropriate control over the calculation of our income tax provision and deferred income tax accounts. This material weakness contributed to material post-closing adjustments to our financial statements for the quarters ended September 26, 2008 and December 31, 2008. These adjustments were identified by our independent registered public accounting firm during their review of the accounting records for these quarters, and we have evaluated and recorded adjustments in our consolidated 2008 financial statements to correct for these errors.

As a result of the material weaknesses described above, our management has determined that, as of December 31, 2008, we did not maintain effective internal control over financial reporting based on the COSO criteria.

As permitted by SEC guidance, the scope of management’s assessment excludes the internal controls over financial reporting of the acquired operations of Excel which was has been included in our financial statements since August 20, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2008. While there was no change in the Company’s overall control structure, information came to light during the closing process for the third and fourth quarters of 2008 that led the Company to conclude that some of its internal controls over financial reporting were not operating effectively. The ineffective controls resulted in the material weaknesses described above.

Remediation plans

Management plans to put in place the following measures to strengthen internal controls over financial reporting and address the material weaknesses described above. Our remediation efforts involve numerous business and accounting process improvements. The improvements are generally designed to: (1) enhance the number of persons within the corporate accounting group with the technical experience to properly evaluate and account for complex accounting transactions, as well as to provide appropriate managerial oversight to our accounting staff, (2) standardize business practices, including a broad-based understanding and adherence to general corporate governance, ethics and public company matters, and (3) improve the timeliness and access to information that is required by the accounting team in order to make appropriate assessments of transactions in accordance with generally accepted accounting principles. We began implementing certain of these measures prior to the filing of this Annual Report on Form 10-K. For example, during 2009, we implemented enhanced revenue recognition procedures and controls. Additionally, our principal financial officer joined the Company in the first quarter of 2009, and led the staffing of a team of temporary and consulting professionals with requisite finance and revenue recognition skills. We expect the implementation of the additional remedial actions to be substantially completed in 2010. Until we are able to remediate the weaknesses, we intend to rely on the continued use of outside professionals in order to perform procedures and reviews deemed appropriate and necessary for us to perform accounting procedures and report timely and accurate financial results.

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

•

Until such time as the review and hiring of salaried accounting professionals is finalized, we have engaged outside professionals to assist us in finalizing our accounting and related SEC reporting for the periods included in this Annual Report on Form 10-K. We have also utilized outside professionals to assist with similar activities in connection with our activities in closing the accounting records for periods in 2009 and 2010. The Company plans to continue to rely on outside professionals as needed until a permanent staff is deployed.

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

If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures including the use of qualified external consultants and incremental management oversight and reviews, to assist us with meeting the objectives otherwise fulfilled by an effective internal control. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts as well as to complete the significant backlog of work required for us to become current with our SEC filings. Despite our efforts to continually improve our control procedures and environment, we can not provide assurance that our remediation measures will be completed or become effective by any given date after 2008. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements and in the Company’s inability to file future financial statements with the SEC in a timely manner. Furthermore, any such unremediated material weaknesses could have the effects described in “Item 1A. Risk Factors - Our Audit Committee, management and independent auditors have identified material weaknesses in our internal procedures and controls, and we may be unable to develop, implement and maintain appropriate procedures and controls in future periods” in Part I of this Annual Report on Form 10-K.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GSI Group Inc.

We have audited GSI Group Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GSI Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include internal controls of Excel Technology, Inc, which is included in the 2008 consolidated financial statements of GSI Group Inc. and constituted approximately $144 million and $127 million of total and net assets, respectively, excluding the impact of purchase accounting adjustments, as of December 31, 2008 and approximately $56 million and $5 million of sales and net income, respectively, excluding the impact of purchase accounting adjustments, for the year then ended. Our audit of internal control over financial reporting of GSI Group Inc. also did not include an evaluation of the internal control over financial reporting of Excel Technology, Inc.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to the corporate financial statement close process, the recognition of revenue, the impairment assessment for goodwill, intangible assets and other long-lived assets, and the accounting for income taxes. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GSI Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2008 financial statements and this report does not affect our report dated April 13, 2010, which expressed an unqualified opinion, with an explanatory paragraph regarding GSI Group Inc.’s ability to continue as a going concern on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, GSI Group Inc. has not maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

/S/ ERNST & YOUNG LLP

Boston, Massachusetts

April 13, 2010

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each director and executive officer of GSI Group, Inc. during the fiscal year ended December 31, 2008:

Name	Director Since	Age	Position
Directors
Richard B. Black	1999	75	Chairman of the Board of Directors
Garrett A. Garrettson, Ph.D.	2005	65	Director
Phillip A. Griffiths, Ph.D.	2001	70	Director
Marina Hatsopoulos	2005	43	Director
Byron O. Pond	2000	72	Director
Benjamin J. Virgilio	1998	69	Director

Executive Officers
Sergio Edelstein, Ph.D.	2006	54	President and Chief Executive Officer, Director
Anthony Bellantuoni	—	57	Vice President, Human Resources
Philippe Brak	—	48	Vice President and General Manager
Stephen Webb	—	48	Managing Director

Former Executive Officers
Robert Bowen (1)	—	59	Vice President and Chief Financial Officer
Nino Federico (2)	—	58	Vice President, Global Manufacturing Operations
Felix Stukalin (3)	—	47	Vice President, Business Development

(1)	Employment terminated effective October 27, 2008.
(2)	Employment terminated effective August 29, 2008.
(3)	Employment terminated effective August 29, 2008.

The following table sets forth the Board committee membership as of December 31, 2008:

Name	Audit Committee (2)	Compensation Committee (2)	Technology Committee (2)	Nominating and Corporate Governance Committee (2)
Richard B. Black	X (1)
Garrett A. Garrettson, Ph.D.	X		X (1)
Phillip A. Griffiths, Ph.D.	X	X
Marina Hatsopoulos		X (1)		X
Byron O. Pond		X		X (1)
Benjamin J. Virgilio			X	X
Sergio Edelstein, Ph.D.			X

(1)	Chairperson
(2)	Committee membership reflects changes to the composition which occurred in July 2008 as follows: Mr. Virgilio was no longer a member of the Audit Committee and became a member of the Technology Committee; Dr. Griffiths was no longer the Chairperson or a member of the Technology Committee and became a member of the Audit Committee and Dr. Garrettson became Chairperson of the Technology Committee.

The following table sets forth the name, age and position of each director and executive officer of GSI Group, Inc. as of December 31, 2009:

Name	Director Since	Age	Position
Directors
Richard B. Black	1999	76	Chairman of the Board of Directors
Garrett A. Garrettson, Ph.D.	2005	66	Director
Phillip A. Griffiths, Ph.D.	2001	71	Director
Marina Hatsopoulos	2005	44	Director
Byron O. Pond	2000	73	Director
Benjamin J. Virgilio	1998	70	Director

Executive Officers
Sergio Edelstein, Ph.D.	2006	55	President and Chief Executive Officer, Director
Anthony Bellantuoni	—	58	Vice President, Corporate Resources
Philippe Brak	—	49	Vice President and General Manager
Stephen Webb	—	49	Managing Director

The following table sets forth the Board committee membership as of December 31, 2009:

Name	Audit Committee (2)	Compensation Committee (2)	Technology Committee (2)	Nominating and Corporate Governance Committee (2)
Richard B. Black	X (1)
Garrett A. Garrettson, Ph.D.		X	X (1)
Phillip A. Griffiths, Ph.D.	X			X
Marina Hatsopoulos	X	X (1)
Byron O. Pond		X		X (1)
Benjamin J. Virgilio			X	X
Sergio Edelstein, Ph.D.			X

(1)	Chairperson
(2)	Committee membership reflects changes to the composition which occurred in July 2009 as follows: Ms. Hatsopoulos was no longer a member of the Nominating and Corporate Governance Committee and became a member of the Audit Committee; Dr. Garrettson was no longer a member of the Audit Committee and became a member of the Compensation Committee and Dr. Griffiths was no longer a member of the Compensation Committee and became a member of the Nominating and Corporate Governance Committee.

The following information is submitted based upon information received by the Company from such persons:

Directors

Richard B. Black has been a Director of the Company since 1999 and Chairman of the Board of Directors since 2005. He is the President and Chief Executive Officer of ECRM, Inc., a manufacturer of laser systems equipment for the printing and publishing industry. He served as Chairman of ECRM from August 1983 until March 2002. Mr. Black also served as a General Partner for OpNet Partners, L.P., a technology investment fund from 2001 through December 31, 2007. He served as Vice Chairman of Oak Technology, Inc. from March 1999 until the company was merged with Zoran Corporation in August 2003. He served as President of Oak Technology from January 1998 to March 1999, and was a director at Oak Technology from 1988 to 2003. From 1987 to 1997, Mr. Black served as a General Partner for KBA Partners, L.P., a technology venture capital fund. Prior to that time, he served as president and CEO of AM International, Inc., Alusuisse of America, Inc. and Maremont Corporation. From 1963 to 1966 Mr. Black was an Adjunct Professor of Accounting at Beloit College. In addition to ECRM, he currently serves as a director of the following companies: Allied Fiber Optic Products, Inc., Applied Optoelectronics, Inc. and Trex Enterprises Inc.

Garrett A. Garrettson, Ph.D. has been a Director of the Company since 2005. He has been the President of G. Garrettson Consulting LLC, a management consulting company since 2004 and a Managing Director of daVinci Capital Group since 2006. From December 2005 to January 2008, he was President and CEO of Fresco Technologies, a private digital imaging company. From November 2001 to September 2004, he was the Chief Executive Officer of Clairvoyante, Inc., a provider of flat panel display technology and related intellectual property. From April 2000 to December 2002, he was Chairman of the Board and, from April 1996 to April 2000, the Chief Executive Officer of Spectrian Corporation, a public telecommunications infrastructure equipment company. From April 1993 until April 1996, he was President and Chief Executive Officer of Censtor, a private magnetic recording head and media company. Dr. Garrettson is currently the Chairman of the Board of Directors of Iridex Corporation and Giga-Tronics Incorporated, each a publicly held company.

Phillip A. Griffiths, Ph.D. has been a Director of the Company since 2001. He is a faculty member (emeritus since 2009) in the School of Mathematics at the Institute for Advanced Study in Princeton, New Jersey. He is also currently serving as the Chairman of the Board of the Science Initiative Group, an international team of scientific leaders and supporters dedicated to fostering science in developing countries, and Chairman of the Board of the Mathematical Sciences Research Institute in Berkeley, California. He was, from 1991 to 2004, Director of the Institute of Advanced Study, where he was responsible for managing the Institute’s various research activities. Prior to joining the Institute in 1991, Dr. Griffiths was Provost and James B. Duke Professor of Mathematics at Duke University for eight years. He has also taught at Harvard University, Princeton University and the University of California, Berkeley. He currently serves as a director of Oppenheimer Funds, Inc.

Marina Hatsopoulos has been a Director of the Company since 2005. She is the founder of and was the Chief Executive Officer of Z Corporation, a provider of technology and products to the 3D printing market, from December 1994 until 2005. Z Corporation was sold to Contex Scanning Technology (Contex) in 2005. From August 2005 to September 2007, Ms. Hatsopoulos was a director of Contex, a leading manufacturer of large-format scanners. Ms. Hatsopoulos is currently a director of Tea Forte, a high-growth manufacturer and retailer of premium tea products and Cynosure, Inc., a leading manufacturer of laser-based aesthetic systems. She is also a principal of Windy Street, Inc.

Byron O. Pond has been a Director of the Company since 2000. From August 2006 through December 2006, Mr. Pond served as Interim Chief Executive Officer of Cooper Tire & Rubber Company, an automotive supply company. In February 2001, Mr. Pond joined Amcast Industrial Corporation. During his tenure he served as President, CEO and Chairman before retiring on his contract termination date in February 2004. After retirement, Mr. Pond remained as an Amcast director and also became non-executive Chairman. On November 1, 2004, Mr. Pond was asked to reassume the positions of Amcast Chairman, President and CEO. Amcast filed for protection under Chapter 11 of the U.S. Bankruptcy Code on November 30, 2004. From 1990, Mr. Pond was a senior executive with Arvin Industries, Inc., serving as its President and Chief Executive Officer from 1993 to 1996 and as its Chairman and Chief Executive Officer from 1996 to 1998. He retired as Chairman of Arvin Industries, Inc. in 1999. Mr. Pond currently serves on the Board of Directors of EMCON Technologies and ECRM, Inc.

Benjamin J. Virgilio has been a Director of the Company since 1998. He is currently the President and Chief Executive Officer of BKJR, Inc. of Toronto, Canada. He was previously, from July 2000 until February 2001, the Chairman of Robotic Technology Systems, Inc. Mr. Virgilio was the President and Chief Executive Officer of Rea International Inc., an automotive fuel systems manufacturer, from May 1995 to July 2000. Prior to May 1995, Mr. Virgilio was a business consultant. From February 1981 to November 1993, he was President and Chief Executive Officer of A.G. Simpson Limited. Mr. Virgilio currently serves as a director of Numatech Industries, and Jacob’s Ladder, a charitable research foundation.

Executive Officers

Sergio Edelstein, Ph.D. has been President, Chief Executive Officer, and a member of the Board of Directors of the Company since July 2006. He also serves on the Board of Directors of MES International, Inc., a subsidiary of the Company. From 2004 until joining the Company in July 2006, he served as Group Vice President of the E-Beam & Films Product Group at KLA-Tencor Corporation. From 2000 to 2004, Dr. Edelstein held the position of Vice President and General Manager of KLA-Tencor Corporation’s Film and Surface Technology Division. Prior to joining KLA-Tencor Corporation, Dr. Edelstein served as the General Manager of the Tungsten Systems Division at Applied Materials, Inc.

Anthony Bellantuoni joined the Company in September of 2007 as Vice President of Human Resources. He assumed the role of Vice President of Corporate Resources in October 2009. He also serves as Secretary of the Company and as Vice President, Secretary and a director of MES International Inc., a subsidiary of the Company. Prior to joining the Company, Mr. Bellantuoni was employed at Dassault Systemes where he served as Vice President of Human Resources for their ENOVIA Division until September of 2007. Prior to that, he was Vice President, Human Resources and Administration for the SIMULIA Division of Dassault Systemes, formerly privately held ABAQUS, Inc. Before joining ABAQUS, Inc. in January of 2005, Mr. Bellantuoni was Senior Vice President of Human Resources at ePresence, formerly Banyan Systems, from July of 1997 until June of 2004, and held various human resources management roles over the course of more than 17 years at Wang Laboratories, Inc. including assignments in Hawaii, Sydney, Australia and Brussels, Belgium.

Philippe Brak joined the Company on January 2, 2008 as Vice President and General Manager for the Company’s lasers business. Prior to joining the Company, Mr. Brak was President and CEO of NP Photonics, Inc., a fiber laser company, where he served initially as Vice President, Sales and Marketing. Before joining NP Photonics, Inc., Mr. Brak was employed at Gigabit Optics, where he established its worldwide distribution networks. Prior to that, he spent 16 years at Spectra-Physics Lasers, Inc. in various General Management and Sales and Services Management roles in Europe and in the USA, including Vice President and General Manager for the company’s worldwide OEM business.

Stephen Webb became Managing Director of Westwind Air Bearings Ltd. (Westwind) in February 2003. Westwind was acquired by the Company in December 2003. From 2001 to 2003, Mr. Webb was Operations Director at Oxford Instruments Analytical Ltd., a maker of subsystems for electron microscopes and NMR equipment. Prior to 2001, he was Operations Director at EEV Ltd., a maker of semiconductor and microwave components used in a broad range of niche applications from gas sensing to satellites.

Former Executive Officers

Robert Bowen was named Vice President and Chief Financial Officer of the Company effective December 16, 2005. Prior to joining the Company, Mr. Bowen was, from November 2003 to December 2005, an independent consultant and co-founder of Graystone Capital Partners LLC. From December 2000 to October 2003, Mr. Bowen was Vice President and Chief Financial Officer of Cytyc Corporation, a maker of cancer diagnostic and other medical devices, and prior to that, Chief Financial Officer for the European Region for Case Corporation. Mr. Bowen’s employment with the Company terminated effective October 27, 2008.

Nino Federico was named Vice President, Global Manufacturing Operations in January 2008. Prior to that, he has been the General Manager of the Laser Systems group at the Company since September 2002. Prior to this position, he was the Director of Operations of the Laser Systems group from June through August of 2002. Mr. Federico joined the Company in January 2002 as the Director of Global Service Logistics and Marketing for the Laser Systems group. Mr. Federico’s employment with the Company terminated effective August 29, 2008.

Felix Stukalin joined the Company in November 1994. Mr. Stukalin was General Manager of the Components Product Group from 1999 to 2000 and of Wave Precision from 2000 to 2002. In May 2002, Mr. Stukalin assumed the role of Vice President of Business Development. Mr. Stukalin’s employment with the Company terminated effective August 29, 2008.

Legal Proceedings Involving the Company’s Executive Officers

As previously disclosed and as earlier described in this Annual Report on Form 10-K, on November 20, 2009, the Company filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Each of the Company’s named executive officers and current executive officers served as executive officer of the Company at the time of such filing or within two years prior to such filing.

Code of Ethics and Business Conduct

All of the Company’s directors, officers and employees must act in accordance with the Code of Ethics and Business Conduct, which has been adopted by the Company’s Board of Directors. A copy of the Code of Ethics and Business Conduct is available on the Company’s website at http://www.gsig.com at http://www.gsig.com/process_careers/default.html. The Company will provide to any person without charge, upon request, a copy of the Code of Ethics and Business Conduct. Such a request should be made in writing and addressed to GSI Group Inc., Attention: Investor Relations, 125 Middlesex Turnpike; Bedford, MA 01730. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding disclosure of an amendment to, or waiver from, a provision of this Code of Ethics and Business Conduct with respect to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on the Company’s website, unless a Form 8-K is otherwise required by law or applicable listing rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the executive officers, directors and persons who own more than 10% of the common shares to file reports of ownership and changes in ownership with the SEC. These executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of copies of Forms 3, 4 or 5 filed by the Company on behalf of its directors and executive officers or otherwise provided to the Company and copies of Schedule 13Gs and other than as set forth in detail below, the Company believes that during the year ended December 31, 2008, its executive officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

•

Late Reports: Mr. Black filed a Form 4 related to a July 28, 2008 restricted stock grant one day after the required filing date; Dr. Garrettson filed a Form 4 related to a July 28, 2008 restricted stock grant one day after the required filing date; Dr. Griffiths filed a Form 4 related to a July 28, 2008 restricted stock grant one day after the required filing date; Ms. Hatsopoulos filed a Form 4 related to a July 28, 2008 restricted stock grant one day after the required filing date; Mr. Pond filed a Form 4 related to a July 28, 2008 restricted stock grant one day after the required filing date; Mr. Virgilio filed a Form 4 related to a July 28, 2008 restricted stock grant one day after the required filing date; Dr. Edelstein filed a Form 4 related to a March 14, 2008 restricted stock grant one day after the required filing date; Mr. Brak filed a Form 4 related to a March 14, 2008 restricted stock grant three days after the required filing date; Mr. Webb filed a Form 4 related to a March 14, 2008 restricted stock grant one day after the required filing date; Mr. Bellantuoni filed a Form 4 related to shares earned on February 15, 2008 with respect to a October 22, 2007 restricted stock grant more than a year after the required filing date and Form 4 related to a March 14, 2008 restricted stock grant one day after the required filing date; Mr. Bowen filed a Form 4 related to a March 14, 2008 restricted stock grant one day after the required filing date; Mr. Federico filed a Form 4 related to a March 14, 2008 restricted stock grant one day after the required filing date; and Mr. Stukalin filed a Form 4 related to a July 11, 2008 stock option exercise one day after the required filing date.

Audit Committee

The Company’s Board of Directors has a separately designated standing audit committee in accordance with Section 3(a) (58)(A) of the Exchange Act. The audit committee operates under a charter that has been approved by the Board of Directors. A copy of the audit committee’s charter, including any updates thereto, can be found on the Company’s website, www.gsig.com., at http://www.gsig.com/investors. As of December 31, 2008, the members of the audit committee were: Richard B. Black, Garrett A. Garrettson, Ph.D., and Phillip A. Griffiths, Ph.D.

The Company’s Board of Directors has determined that all of the members of the audit committee are independent as defined under the rules of the NASDAQ Stock Market, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act. The Company’s Board of Directors has determined that Mr. Black is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended. Mr. Black’s relevant experience includes serving as President and Chief Executive Officer of ECRM, Inc., a manufacturer of laser systems equipment for the printing and publishing industry since 2002, his experience as an adjunct professor of accounting at Beloit College from 1963 to 1966, his experience as a general partner of technology investment funds and his experience as a director of various other companies.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 11.	Executive Compensation

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis section of this Annual Report on Form 10-K. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008.

The Compensation Committee:

Ms. Marina Hatsopoulos (Chairperson)

Mr. Phillip Griffiths, Ph.D.

Mr. Byron Pond

COMPENSATION DISCUSSION & ANALYSIS

The following discussion and analysis contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. The Company specifically cautions investors not to apply these statements to other contexts.

The following details the Company’s philosophy and policies regarding executive compensation, the process that is used to set executive compensation within the Company, the elements of the executive compensation program, and the role of the Compensation Committee of the Board of Directors of GSI Group Inc. (the “Committee”) and the executive staff in setting executive compensation. In this section, the use of the terms, “we”, “our”, “us” and the “Committee” refers to the Compensation Committee unless otherwise specified.

Committee Members and Independence

In 2008, the Committee was comprised of three independent directors: Marina Hatsopoulos (Chair), Byron O. Pond and Phillip A. Griffiths, Ph.D. None of the members were, at any time, officers or employees of the Company or its subsidiaries. The Board of Directors has determined that each member of the Committee is an independent director under the applicable rules of NASDAQ and following an annual independence review performed by the Company’s Nominating and Governance Committee in October 2008.

Role of the Committee

The Committee is responsible for setting, implementing and monitoring the Company’s executive compensation policy. The Committee receives advice and input from the CEO and, where appropriate, outside consultants and legal counsel on compensation issues. The Company’s compensation policy seeks to build long-term shareholder value by targeting compensation to financial performance and important strategic Company goals, and by incentivizing and retaining a highly qualified executive team. Strategic goals may vary for each fiscal year depending on overall business plan goals for that year and may consist of: increasing market share percent by product line; new product development; new product revenue growth; organizational development; and M&A initiatives. In 2008, as in prior years, the Committee established strategic goals dependent on individual roles and objectives. In 2008, the strategic goals the Committee focused on included, in the cases of Corporate Executives, restructuring efforts and M&A activities and, in the cases of Operating Executives, generation of new product revenues, new product revenue growth and retention of or increase in specific product market share. Individual goals are discussed in detail under “Executive Compensation Program Elements – Annual Cash Bonus Incentive.”

The Committee operates pursuant to a written charter (the “Charter”). The Charter sets forth the Committee’s purpose, authority, responsibilities, and procedures. The Charter is reviewed and approved by the Compensation Committee and is available at the Investor Relations page of the Company’s website (http://www.gsig.com/investors/). In summary, the Committee has been established by the Board to determine the appropriate compensation of the Company’s senior management. The Committee meets as often as the chair of the Committee deems appropriate, but not less than four times per year. In 2008, the Committee met seven times, including two telephonic meetings. The Committee reports its actions and recommendations to the full Board of Directors at each quarterly meeting of the Board of Directors. The Committee meets in executive session, and, where appropriate, with members of management, including the CEO, outside consultants, HR representatives and the Company’s outside legal counsel.

The Committee establishes all elements of compensation paid to the CEO and reviews and approves all elements of compensation paid to the other executive officers, including all of the other executive officers named in the Summary Compensation Table (these executive officers, together with the CEO are referred to herein as the “Named Executive Officers” or “NEOs”). The CEO is authorized by the Committee to evaluate senior executive performance against annual goals and then report his findings to the Committee, together with his recommendations for senior executive compensation for the coming year. The Committee then meets with the CEO to discuss his evaluations and recommendations; however, the Committee retains responsibility and authority for executive officer compensation.

Executive Compensation Philosophy

The executive compensation program is intended to align the interests of management and the shareholders by rewarding performance against strategic objectives that will help to build long-term shareholder value. The following principles guide the Company’s executive compensation program.

1. Executives who perform should expect to receive a salary that is commensurate with market conditions. Historically, the Company has looked to establish salary structures around the mean of the Company’s peers.

2. Bonuses and equity grants are intended to reflect, in large part, a pay-for-performance culture. The Company uses restricted stock grants that have performance-based and time-based elements for executives in order to provide an appropriate balance between long-term incentives that are focused on performance and retention.

3. Performance should be measured against a mix of absolute measures (e.g., profitability goals) and relative measures (e.g., market share, performance relative to peers, etc.), as well as individual performance against MBOs (as defined below).

4. Equity grant metrics should not be revised after the grant date.

5. Equity grant metrics should fairly account for the effects of non-recurring events such as individual acquisitions and reorganizations.

6. Total compensation is a function of individual responsibility within the Company, and the ability to contribute meaningfully to the Company’s success.

7. Total compensation should allow the Company to attract the best possible candidates and to motivate them to meet or exceed performance metrics that will build long-term shareholder value.

8. Equity-based performance metrics should not target short-term goals or short-term financial enhancements unless those goals are also congruent with building long-term shareholder value.

In applying the above principles, the Committee seeks to maintain the highest quality management team possible, and to build management’s long-term commitment to the Company through a compensation program that provides appropriate short and long-term incentives built around concrete, objective business and financial goals.

Since the scheduled timing for determination of the executive annual cash incentive bonuses for 2008 occurred prior to the conclusion of the Revenue Review and it was not clear at that time when the investigation would be completed, the Committee measured such results without giving effect to the results of the Revenue Review or the restatement of financials, as set forth in this Annual Report on Form 10-K. Such calculations yielded the result that no executives would earn cash incentive bonus awards related to the Company’s financial performance in 2008. Similarly, the calculations yielded the result that no executives would earn the performance-based portion of the equity-based compensation awards granted in 2008 as a result of the Company’s financial performance in 2008. Accordingly, all such awards were forfeited effective December 31, 2008. The Committee believed it was reasonable and appropriate to use the unadjusted financial results as the basis on which to calculate the cash incentive bonuses, and as such no cash incentive bonus awards were earned or received based on the financial results for 2008. Additionally, given the ongoing Revenue Review and delay in filing its restatement of financials, the Company decided that the payment of any and all cash bonuses earned by executives in 2008 (i.e., those based on non-financial measures) would be deferred until the Company’s restated financial statements are successfully filed and the Company has timely filed all reports required. This action was recommended by the CEO and approved by the Committee at a meeting held on February 23, 2009. The Committee considered but did not adopt a specific claw-back policy regarding executive compensation in view of the ongoing Revenue Review at that time, and instead determined to rely upon the Company’s Code of Ethics and Business Conduct Policy to address any instances of employee misconduct or suspected or actual violations of such Company policies.

External Peer and Survey Data

The Committee may retain the services of advisors and it has the budgetary authority to hire such advisors as it deems necessary. In order to determine the competitiveness of the Company’s overall compensation for executive officers, the Company reviews the compensation for comparable positions within its industry, the historical compensation levels of the executive officers and the individual performance of executive officers evaluated against their individual objectives established for the preceding year. In 2008, the Committee utilized the group of peer companies identified below for benchmarking purposes because such companies are direct competitors of one or more of the Company’s product line businesses or they operate in similar market segments to the Company. The Committee uses data that it obtains from these companies through surveys, proxy statements and other public filings. In addition, this data is supplemented by survey data provided by an independent third-party compensation consulting firm. The Committee generally benchmarks overall cash compensation between the 50 – 75th percentile of the competitive market. This means that the base salary and annual cash bonus incentive, at target, for executives should fall within the 50 – 75th percentile of the market benchmarks for their respective positions. Equity-based compensation is also targeted at the 50 – 75th percentile of market but may vary depending on the relative number of shares awarded to other executives in order to maintain internal equity amongst executives as well as considering the total number of shares available for grant to executives in a given year. The Committee annually reviews the companies in the Company’s peer group and makes changes as necessary to ensure that its peer group comparisons are appropriate. For fiscal 2008, the Committee determined that the companies listed below were appropriate for inclusion in the Company’s peer group based on several factors, including that the peer companies the Company uses (i) continue to operate in the same general industry and markets in which the Company operates, (ii) are still recognized as competitors from a market share and labor standpoint and, (iii) in some instances, share the same customers as the Company.

The Committee retained a compensation consulting firm in late 2007 to advise on executive compensation and provide survey data from a list of peer group companies. For competitive compensation and employment practices purposes, in 2007 the compensation consulting firm identified the following 14 peer group companies:

•	Axsys Technologies (later acquired by General Dynamics Advanced I.S. on June 4, 2009)

•	CyberOptics

•	Electro Scientific Industries

•	II-VI Incorporated

•	MRV Communication

•	Rofin-Sinar Technologies

•	Zygo Corporation

•	Coherent

•	Cymer

•	FEI Company

•	Keithley Instruments

•	Newport Corporation

•	Veeco Instruments

•	Excel Technology, Inc. (later acquired by the Company on August 20, 2008)

Certain companies included in the Company’s peer group for fiscal 2007 such as Axsys Technologies and Excel Technology, Inc. were eliminated for fiscal 2008 because they were acquired.

In 2007, the compensation consulting firm provided the Committee with information from their survey and market perspective on selected compensation topics, including executive stock ownership and disposition guidelines, non-qualified deferred compensation practices, equity vesting practices, executive severance practices and claw-back practices. This work was done as part of the Committee’s general practice of reviewing compensation trends on a periodic basis. The Committee relied upon this same information in 2008.

The Committee did not engage its own outside consultant in 2008 because its members felt the information obtained in 2007 was recent enough to be used in combination with supplemental benchmarking data from the Radford Executive Compensation Survey of October 2007 and other supporting information provided by the Company’s management and believed they were adequately experienced and equipped to address the relevant issues. The Committee also believed that outside consultants were unnecessary at that time because its executive officers’ compensation was primarily composed of base salary, bonus and restricted stock grants, and did not include more complex elements such as deferred compensation plans.

The Committee does not believe it is appropriate to set executive compensation levels based exclusively on compensation surveys and benchmarking. Rather, the Committee uses these surveys and benchmarking as tools for internally confirming that the Company’s executive compensation program is, in the aggregate, reasonable in scope, market-competitive, and consistent from year to year. Other important factors that drive compensation decisions include individual qualifications and expertise, responsibility, annual individual performance, particular industry and market conditions of a business segment (e.g. Semiconductor Systems, Precision Technology or Excel Technology, Inc.), and executive performance as a group against both annual and long-term goals, such as the Company Operating Income goal in the 2008 annual cash bonus incentive plans which are described in more detail below under the heading of Annual Cash Bonus Incentive. Finally, the Committee measures performance against the executive team’s success in building shareholder value.

2008 Executive Compensation Overview

Prior to the start of fiscal 2008, the Company’s 2008 financial performance goal was set at $33 million of annual operating income (defined as income before interest income/(expense), other income/(expense) and foreign currency gains and losses excluding restructuring charges) with an established minimum threshold set at $27 million. The Company failed to meet the minimum threshold of $27 million. Consequently, no cash incentive bonuses tied to the attainment of the Company’s 2008 financial performance goal were earned and none were paid.

The aggregate of the annual cash incentive bonus target amount for the NEOs, including the CEO, for 2008 was $1,202,623. The actual bonus amounts earned by the NEOs, including the CEO, were $337,649 or 28.1% of target.

The aggregate of the target number of shares of restricted stock under the 2008 Equity Incentive Plan for NEOs, including the CEO, was 330,000. The actual number of shares granted to NEOs, including the CEO, was 165,000 or 50% of target, after giving effect to the forfeiture of performance-based grants.

Executive Compensation Program Elements

Executive compensation at the Company includes base salary, annual cash bonus incentive compensation, equity-based compensation and, depending on the individual, perquisites and severance benefits. Compensation benefits vary between executives based on the Committee’s determination as to what is appropriate under the policies set forth above.

In fiscal 2008, the compensation for the NEOs was comprised of the following elements, each of which is discussed in greater detail below:

•	Base salary;

•	Annual cash bonus incentive;

•	Equity-based compensation; and

•	Perquisites and retirement benefits.

Base Salary

Base salary is compensation for services rendered in the job that the executive was hired to perform. In setting base salary, the Committee considers qualifications and experience, prior employment (including historical compensation), industry knowledge, scope of responsibilities (including potential growth in responsibilities), individual performance, quality of leadership, internal pay equity, survey data, and tax deductibility. No specific weighting is applied to the factors. Salaries are set once per year as part of the compensation review process. Annual increases to salaries, when approved and implemented, are based on individual performance, peer group data and cost of living adjustments. Due to business conditions, there were no annual increases to base salary program implemented in 2009.

Annual Cash Bonus Incentive

Annual cash bonuses are intended to reward executive officers for the achievement of Company financial and/or product line financial performance and performance against MBOs (as hereafter defined) tailored to the executive’s role in the Company. To determine whether, and to what extent, annual cash bonuses are to be paid to the Company’s executive officers, the Company prepares individual Executive Incentive Compensation Plans for executive officers (each, an “Incentive Plan”). Incentive Plans are approved by the Committee each year at its regularly scheduled February or March meeting.

The Incentive Plans for 2008 covered the period from January 1 through December 31 (the “Incentive Period”). The Incentive Plans are designed to establish the financial, operating and qualitative objectives for determining bonus payments to the executive officers if the Company and the executive achieve certain performance goals during the Incentive Period. The target bonuses for the NEOs are tied to a percentage of such executive’s base salary. Target bonus percentages for the NEOs were as follows: Dr. Edelstein, 85%; Mr. Bellantuoni, 40%; Mr. Webb, 40%; Mr. Bowen, 50%; Mr. Stukalin, 50%;

Mr. Federico, 50%; and Mr. Brak, 60%. These target bonus levels were developed based on a number of factors specific to individuals, including reference to historical bonus amounts (both with respect to the executive’s employment with the Company and, in the case of new hires, with respect to the executive’s employment with prior employers), consistency and competitive positioning with respect to other similarly situated Company executives and executives at companies in the Company’s peer group.

For purposes of the Incentive Plans and determining eligibility for target bonuses, various performance goals are established on an individual basis for each executive, and consist of two or more categories. The first category is comprised of the corporate financial goals related to overall profitability, as approved by the Board of Directors in connection with establishing the Company’s annual budget. For 2008, the pre-tax Operating Income threshold of performance in order for an executive to receive a bonus payout in this category was $27 million, excluding restructuring charges. Since the Company’s full year Operating Income achieved was below $27 million, no bonus was payable to any Company executive based on this category and each executive received zero points for this category. If the Company had achieved an Operating Income of $33 million, or 100% of the target level of performance in this category, then the executive would have been awarded 100 points. For Operating Income results of between $27 million and $33 million, the executive would have received a bonus on a pro rata basis using a linear interpolation between 0 points and 100 points. For Operating Income results of greater than $33 million, the executive would receive a bonus on a pro rata basis using a linear extrapolation from 100 points to an uncapped level such that the executive would earn a bonus of one additional point for every $1 million of additional Operating Income above $33 million.

The second category is comprised of the revenue and gross margin goals of individual product lines. This second category is only used in the case of executives having operational or product line business responsibilities.

A third category is comprised of personal objectives, or “MBOs,” which are quantitative or qualitative strategic goals related to areas such as customer success, target market leadership, operational excellence, development of personnel, product development, product revenue goals, and management of product inventory, or, for those executives who work in other functional areas of the Company, Days Sales Outstanding goals, organizational restructuring or specific staffing goals. Specific strategic MBOs for 2008 included: market share improvement or retention for Semiconductor Systems product lines; new product development for Lasers, Scanners and Encoders; new product revenue growth for all Precision Technology product lines; organizational restructuring for Lasers and Spindles product lines; and M&A initiatives for corporate functions, including the successful acquisition of Excel.

Lastly, a discretionary bonus component may be included in an executive’s Incentive Plan weighted not more than 30% of the total Incentive Plan bonus target. This discretionary bonus component is to be determined by the CEO, subject to Committee approval, at the end of the measurement period based on overall contribution by such executive to the Company’s results and other factors considered in the execution of their responsibilities not otherwise specified or quantified in the individual’s Incentive Plan. The Committee has the authority to award a discretionary bonus to the CEO with supporting justification. In 2008, there was no discretionary bonus award made to the CEO.

Cash bonuses are intended to be earned based on performance against goals which enhance shareholder value by ensuring a substantial portion of the bonus plan is based upon the achievement of Company financial goals which are set at levels the Committee feels are challenging to achieve, but fair. For Executives with responsibility for an operating division, the combination of Company Operating Profit and Product Line financials represents 60 – 70% of their target bonus. The Company Operating Profit goal for Division Executives is generally set between 5% and 15% higher than the Company’s operating plan based on business conditions, market conditions and other economic factors. For non-operating division Executives, the Company Operating Profit goal generally represents between 30 – 50% of their target bonus. Additionally, MBOs are created to achieve goals over and above an NEO’s core position requirements. The establishment of MBOs is based on an agreed upon set of priorities between the CEO and the executive, approved by the Committee, that support the Company’s overall business priorities for a particular plan year.

The table below describes the structure of the 2008 executive incentive plans for the Company’s NEOs. For actual bonus amounts paid under these plans in 2008, refer to the Summary Compensation Table.

Name	Company Operating Profit (1)	Product Line Revenue & Gross Margin		Personal Objectives/ MBOs	Discretionary	Other		Total Potential (2)
Executive Officers
Sergio Edelstein, Ph.D.	60%	—		40%(3) or 30%(3)	—	—		100% or 90%
Philippe Brak	20%	80	%(4)	20%	20%	—		140%
Stephen Webb	20%	100	%(5)	10%	20%	—		150%
Anthony Bellantuoni	30%	—		50%	20%	—		100%

Former Executive Officers
Robert Bowen	60%	—		20%	20%	30	%(6)	130%
Felix Stukalin	—	—		20%	30%	250	%(7)	300%
Nino Federico	60%	—		20%	20%	—		100%

(1)	The maximum potential payouts under the Company operating profit bonus objective in 2008 were unlimited to the extent the Company’s actual operating profit exceeded the target. Irrespective of the unquantifiable nature of the maximum estimated possible payout, the operating profit target was not met in 2008. Accordingly, the percentages reflected represent the targeted achievement level.
(2)	Based on respective annual cash target incentive bonus opportunity.
(3)	Dr. Edelstein could earn up to 40% of his target bonus for the successful completion of the Excel acquisition. To the extent that the Board of Directors approved a decision not to proceed with the Excel acquisition during 2008 and/or the Excel acquisition was not completed due to factors external to the Company’s control, then Dr. Edelstein could instead earn up to 30% of his target bonus by securing approval by the Board of Directors for an alternate strategy that maximizes return to the Company’s shareholders and starting such strategy by the end of 2008.
(4)	Mr. Brak could earn up to 80% of his target bonus based on product line performance of the Company’s Lasers business.
(5)	Mr. Webb could earn up to 100% of his target bonus based on product line performance of the Company’s Spindles business.
(6)	Mr. Bowen could earn an additional bonus opportunity of 30% of his target bonus for the successful completion of the Excel acquisition.
(7)	This target is dependent on the successful completion of the Excel acquisition and any other planned strategic actions involving mergers and acquisitions, joint ventures and divestitures.

Furthermore, specific personal objectives/MBOs and bonus awards earned under the personal objectives/MBOs and discretionary components for NEOs in 2008 were as follows:

Sergio Edelstein:

Personal Objectives/MBOs – representing 40%/30% of Target Annual Cash Bonus Incentive Plan

Dr. Edelstein was awarded 100% achievement for the successful acquisition of Excel Technology, Inc. Acting on Dr. Edelstein’s recommendation, the Committee postponed the payment of the bonus, as explained below.

Discretionary component – There was no discretionary component included in Dr. Edelstein’s 2008 Annual Cash Bonus Incentive Plan.

Philippe Brak:

Personal Objectives/MBOs –representing 20% of Target Annual Cash Bonus Incentive Plan

1.	New Product sales growth with focus on Fiber laser sales.

2.	Sell Excimer, Impact, and Impact 3000 product lines.

3.	Secure CEO approval for restructuring plan to streamline Rugby organization based on product line reduction.

4.	Execute Restructuring Plan.

Mr. Brak was awarded 75% achievement of this category representing 15% of total target bonus amount for the successful sale of select laser product lines, for the restructuring and reduction of staff in the Novi, Michigan facility, for the overall Rugby, UK restructuring effort and execution of the plan, for supporting the Company’s integration of certain Excel Technology product lines in Europe and Japan and for his efforts in supporting other Company-wide initiatives.

Discretionary component – representing 20% of Target Annual Cash Bonus Incentive Plan

Mr. Brak was awarded 50% achievement for this item representing 10% of total target bonus amount for his efforts and contributions in restructuring the organization and effecting cost reductions during a significant industry market downturn followed by the worldwide economic recession. When Mr. Brak joined the Company in January 2008, he inherited an organization that required significant rebuilding of customer, supplier and employee relationships. He was instrumental in establishing a plan to right size the organization, eliminate unnecessary inventory, identify products no longer viable in the market and executing this plan. He also began the process of relocating certain laser products from the UK to China where they could be manufactured closer to the customer base and at a lower overall cost.

Stephen Webb:

Personal Objectives/MBOs –representing 10% of Target Annual Cash Bonus Incentive Plan

1.	Transform Westwind culture from manufacturing-centric to one centered on technology innovation and end-user applications.

2.	Meet quarterly Company forecasting accuracy metrics.

3.	Support and/or lead all key Company-wide initiatives.

Mr. Webb was awarded 50% achievement toward item 1 above representing 2% of total target bonus amount for making good progress in the culture transformation, for additional applications work completed with several examples of new technology and for successfully hiring an individual to assume the vacated position of Technical Director.

Discretionary component – representing 20% of Target Annual Cash Bonus Incentive Plan

Mr. Webb was awarded 50% achievement for this item representing 10% of total target bonus amount for his efforts and contributions in restructuring the organization and effecting cost reductions during a significant industry market downturn followed by the worldwide economic recession. He also provided valuable support in the process of relocating certain laser products from the UK to China.

Anthony Bellantuoni:

Personal Objectives/MBOs –representing 50% of Target Annual Cash Bonus Incentive Plan

1.	Leadership Development: develop a Leadership Pipeline by: Conducting Hogan Leadership Forecast Challenge Report and Hogan Personality inventory for all Senior Management.

2.	Develop a Succession Planning tool.

3.	College Recruitment: Establish new college graduate hiring program.

4.	Compensation and Benefits: Build a total compensation plan profile for all employees from the new HRIS system.

5.	Investigate Stock option plan use and employee stock purchase/ownership plans.

6.	Conduct an employee benefits analysis for all current and planned International locations.

Mr. Bellantuoni was not awarded a bonus under this category. Based on the unanticipated and significant change in the Company’s priorities due to market downturn, business deterioration and economic conditions, Mr. Bellantuoni’s focus shifted to organization restructuring, cost reduction and containment and managing a worldwide Reduction in Force. Therefore, although MBOs, in large part, were not met, the Committee determined that it would be more appropriate to consider awarding Mr. Bellantuoni a bonus within the discretionary component.

Discretionary component – representing 20% of Target Annual Cash Bonus Incentive Plan

Mr. Bellantuoni was awarded 50% achievement for this item representing 10% of total target bonus amount for his efforts and contributions completing leadership surveys for Senior Management, implementing a worldwide HRIS system and shifting focus and priorities from staffing, recruiting, employee development and benefits audits to the Company’s priorities of restructuring the organization and effecting cost reductions during a significant industry market downturn followed by the worldwide economic recession.

Robert Bowen:

Personal Objectives/MBOs –representing 20% of Target Annual Cash Bonus Incentive Plan

1.	Ensure 100% accuracy, integrity, and timeliness of all Company’s periodic reports and all other financial statements, and 100% compliance to SOX and other regulatory requirements.

2.	Support, lead and/or co-lead Company’s M&A initiatives, as needed (shared).

3.	Meet quarterly Company forecasting accuracy metrics (shared):

4.	Support and/or lead all key Company-wide initiatives.

Mr. Bowen was awarded 100% achievement for this item representing 20% of total target bonus amount based on centralizing the finance and accounting functions, cost reduction initiatives for the Company on a global scale as well as within the finance and accounting departments, his role in divesting the US Optics division in Moorpark, CA and his efforts in the annual budget planning process.

Discretionary component – representing 20% of Target Annual Cash Bonus Incentive Plan

Mr. Bowen was not awarded a bonus under this category. Based on Mr. Bowen’s overall performance during 2008, the Company’s financial performance and the fact that he terminated from the Company effective October 2008, the Committee determined that it was not appropriate to award Mr. Bowen any bonus based on this component.

Other

In addition to the other components of his 2008 Annual Cash Bonus Incentive Plan, Mr. Bowen was eligible to receive a bonus representing 30% of the total target bonus amount for the successful acquisition of Excel, which was achieved in 2008.

Felix Stukalin:

Personal Objectives/MBOs –representing 20% of Target Annual Cash Bonus Incentive Plan

1.	Implement, track and report new key metrics for revenue derived from new products and a metric for design wins achieved for precision technology components product lines.

2.	Establish a formal Company-wide patent review process that supports the creation of unique differentiated IP to enable market leadership in key segments.

3.	Support and/or lead all key Company-wide initiatives.

Mr. Stukalin was not awarded a bonus under this category.

Discretionary component – representing 30% of Target Annual Cash Bonus Incentive Plan

Mr. Stukalin was not awarded a bonus under this category. Based on Mr. Stukalin’s overall performance during 2008, the Company’s financial performance and the fact that he terminated from the Company effective August 2008, the Committee determined that it was not appropriate to award Mr. Stukalin any bonus based on the discretionary component.

Other

In addition to the other components of his 2008 Annual Cash Bonus Incentive Plan, Mr. Stukalin was eligible to receive a bonus representing up to 200% of the total target bonus amount for identifying and securing Board of Director approval of a new acquisition, joint venture or merger, newly conceived by him that has a very significant positive impact on the Company’s strategic future direction. This was not achieved in 2008 and no bonus was awarded to Mr. Stukalin for this element.

Nino Federico:

Personal Objectives/MBOs –representing 20% of Target Annual Cash Bonus Incentive Plan

1.	Establish and organize world-class manufacturing operation in new Bedford facility.

2.	Ensure Product Line Managers meet their financial and strategic objectives.

3.	Meet quarterly Company forecasting accuracy metrics.

4.	Support and/or lead all key Company-wide initiatives.

Mr. Federico did not achieve his MBOs and was not awarded a bonus under this category.

Discretionary component – representing 20% of Target Annual Cash Bonus Incentive Plan

Mr. Federico was not awarded a bonus under this category. Based on Mr. Federico’s overall performance during 2008, the Company’s financial performance and the fact that he terminated from the Company effective August 2008, the Committee determined that it was not appropriate to award Mr. Federico any bonus based on the discretionary component.

The CEO recommends to the Committee executive incentive compensation for subordinate officers, and the Committee determines the CEO’s incentive compensation. The Committee determines performance against goals, based in part on input from the CEO for officers other than the CEO.

The CEO assesses each executive officer’s contribution to the overall operational plan and to the executive officer’s specific functional unit. The CEO periodically reviews each executive officer’s progress towards achieving his or her individual goals with the other members of the Company’s senior management team and with the Board of Directors. Prior to making a final recommendation regarding the attainment or non-attainment of each executive officer’s individual goals, the CEO consults with the Committee.

In 2008, the CEO assessed and recommended, and the Committee approved, the bonus amounts earned for executive officers using a score card designed to assist in this process by listing the specific bonus elements for each executive, each bonus element’s weighting in the Incentive Plan and a section to score performance of each bonus component. The Committee used this same mechanism to assess and determine the CEO’s bonus amount earned. In 2008, the Company did not achieve the minimum threshold of $27 million established for the Company’s Operating Income. Accordingly, no portion of the bonuses was earned for achievement of this element.

For 2009, the Committee has approved a Management Bonus Plan that applies to Operating Business Unit General Managers (i.e. Stephen Webb for the Spindles Business and Philippe Brak for the Lasers Business) that pays quarterly bonuses that correlate with contributed profits, plus a discretionary factor taking into account strategic initiatives, new products, and potential of the team and of the business unit. The Committee has delegated authority to the CEO to administer the 2009 Management Bonus Plan and to determine appropriate discretionary factors. The general terms of such Management Bonus Plan are as follows:

•	Bonuses will be payable to the operating divisions that generate and contribute profits for a particular business quarter.

•

A range of approximately 1.5% to 5% of the division’s profits will be allocated to a bonus pool to be paid to that division’s key managers/contributors, including the General Manager, with a range of 25% to 60% of that amount to be paid to the General Manager based on the size and nature of the division’s business, the amount of profits generated, consistency of achieving quarterly profitability and positive cash flow from operations at the determination of the CEO.

•

The variations of these percentage allocations may vary by operating division and by quarter as they also take into account the strategic role and complexity of the businesses, the growth potential, the progress made on new product development and team building, the Division President/GM’s individual role and impact, historical bonus data, and other factors.

•

Target bonus pool amounts for each division are determined mostly from historical performance results. When a division has sustained a consistent level of profitability, a similar percentage of profits may be allocated for bonus payouts. In the case of a division that has not participated in this program in the past, the CEO will apply the factors mentioned above to determine an appropriate level of bonus pool to allocate to the division.

Equity-Based Compensation

The Company uses equity-based compensation to align executive compensation with long-term goals that enhance shareholder value. Equity grants are also intended to promote executive retention with the Company by extending vesting periods over several years. Since 2006, the Company has not granted any stock options, opting instead to issue time- and performance-based restricted stock grants. Time-based restricted stock grants are intended to permit an executive to build equity in the Company in exchange for continuous service during the vesting period. Performance-based restricted stock grants are intended to reward the executive team as a whole for accomplishing financial goals that enhance shareholder value. Restricted stock grants deliver to the recipient a right to receive a specified number of shares of the Company’s common stock upon vesting. The Company values its restricted stock grants at the fair value of its common stock on the grant date, which is the closing price of the Company’s common stock on that date.

In 2008, NEOs received 50% of their total target equity grant value in the form of performance-based restricted shares to further the Company’s pay-for-performance philosophy based on achievement of Company Operating Income goals established at the beginning of each business plan year and 50% in the form of time-based restricted shares. The performance-based restricted shares, if earned, would have vested in equal annual installments over three years, subject to achievement of the performance goals. Restricted shares granted as time-based awards will automatically vest in equal installments over a three year period upon each yearly anniversary of the grant date. The Company did not meet the financial targets in 2008 and all performance-based shares were forfeited as of December 31, 2008.

Details of the 2008 Restricted Stock Award structure and vesting schedule are provided below. In this example, the Company granted to the recipient an aggregate of up to thirty-four thousand five hundred (34,500) shares of Common Stock in consideration of his/her performance of future services, and on the terms and conditions of a specific Restricted Stock Agreement and all other applicable terms and conditions of the 2006 GSI Equity Incentive Plan.

Total Share Grant: Up to 34,500 restricted shares (depending on 2008 financial performance)

Allocation of Time-Based vs. Performance-Based Shares:

Time-Based Restricted Shares:	12,500 or 50% of Total Base Grant
Performance-Based Restricted Shares:	12,500 or 50% of Total Base Grant
Total Base Share Grant:	25,000
Contingent Performance Kicker (OP > 10.4%)	9,500
Total Available Grant	34,500

The number of performance-based restricted shares earned by participants was determined according to the following table where Operating Profit achievement of 10.3% equals 100% performance.

Operating Profit %	% of Total Base Shares Granted
11.5%	88%
11.4%	85%
11.3%	82%
11.2%	79%
11.1%	75%
11.0%	72%
10.9%	69%
10.8%	66%
10.7%	63%
10.6%	60%
10.5%	56%
10.4%	53%
10.3%	50%
4.6%<OP<10.3%	(1)
Under 4.6%	0%

(1)	From 4.6% Operating Profit to 10.3% Operating Profit, the percentage of Total Base Shares Granted shall be determined by linear interpolation starting at 25% (at 4.6% Operating Profit) and ending at 50% (at 10.3% Operating Profit).

Vesting Schedule	Grant Date March 14, 2008	First Anniversary (1)	Second Anniversary	Third Anniversary
Time-Based Shares	Escrow	4,166 (if employed)	4,167 (if employed)	4,167 (if employed)
Performance-Based Shares	Escrow	Up to 7,333 (if earned)	Up to 7,333 (if earned)	Up to 7,334 (if earned)

(1)	Shares will vest 1/3 annually commencing on March 14, 2009 provided all other conditions to vesting are met.

When establishing equity grant levels for 2008, the Committee considered general corporate performance, number of shares available for distribution under the relevant Equity Incentive Plan, individual performance, regulatory changes affecting the Company’s cost and accounting for granting equity, prior grants, if any, to executives, competitive conditions with respect to key talent and comparable company grants to comparable executives using information obtained from the compensation consulting firm in their 2007 report and other sources such as the Radford Executive Compensation Survey and Equilar, executive seniority and experience, the dilutive impact of the grants, previous grant history for each executive, vesting schedules of outstanding equity-based grants, the current stock price and individual contributions to the Company’s financial, operational and strategic objectives and, with respect to grants made to individuals other than the CEO, the CEO’s recommendations.

It is the Company’s practice to make an initial equity-based grant to all executives at the time they commence employment in an amount that is consistent with those granted to executive officers within the Company and in the industry at similar levels of seniority using information obtained from the compensation consulting firm in their 2007 report and other sources such as the Radford Executive Compensation Survey, Culpepper Executive Compensation benchmark data and Equilar. In addition, the Company typically makes an annual grant of equity-based compensation to executives during the first fiscal quarter of each year.

Perquisites and Retirement Benefits

In addition to the elements of compensation discussed above, the Company offers the executive officers contributions towards health, dental, life, accidental death and dismemberment, and disability insurance premiums. The Company does not offer a deferred compensation program, nor does it offer retirement benefits other than a 401(k) defined contribution plan for US-based executives and comparable local country competitive retirement savings benefits for non-US-based executives. In 2008, the Company matched 100% of contributions made by executive officers to the 401(k) plan up to a maximum of 5% of the executive officer’s earnings as defined in the 401(k) plan document, not to exceed $8,500. In 2008, the Company matched 100% of contributions made by executive officers to the retirement savings benefits plan in the United Kingdom up to a maximum of 8% of the executive officer’s earnings as defined in the associated plan document. Executives may also receive perquisites including, in various cases, a car allowance, tax preparation fee reimbursement, supplemental disability insurance, and other benefits, all of which are detailed in the Summary Compensation Table below.

Use of Tally Sheets

To facilitate the Committee’s review of each of the elements of the compensation paid to the executive officers, management provided the Committee with “tally sheets” detailing each executive officer’s total compensation, including salary, bonus and long-term equity incentive grants. Tally sheets also set forth relevant compensation plan terms, individual performance goals and stock vesting terms. Finally, tally sheets include executive compensation survey data, generally obtained from the annual Radford Executive Compensation Survey, as well as the executive’s then current stock ownership position in the Company. The Committee uses these tally sheets to ensure that the total amount of compensation paid to the executive officers is consistent with the Company’s compensation philosophy, rather than focusing only on the base salaries and bonuses of the executive officers.

2008 Executive Compensation

The amounts paid to NEOs in the fiscal year ended December 31, 2008 are detailed in the compensation tables that follow this section. This section should be read in conjunction with the Executive Compensation Program Elements section above.

2008 NEO salaries were set based on individual performance, scope of responsibility and experience, tenure and peer pay data. Base salaries generally fell around the mean paid by peers in comparable positions based on the Radford Executive Compensation Survey data, where a comparable benchmark position was included in the survey and consequently data was available for the position in question. If no comparable benchmark position was available for comparison, salaries were determined based on prior compensation plus salary movement in the market generally, as well as internal equity amongst other GSI peers. The Committee used comparable peer data for CFO, VP, Human Resources, General Counsel, VP, Business Development and Business Unit Leader or Subsidiary Manager benchmarks for similar positions in connection with its determination of the respective 2008 NEO salaries. Base salary is not contingent upon overall Company-wide financial performance, although projected financial performance can affect the timing or amount of any subsequent salary increases.

2008 NEO cash incentive plan bonuses were paid based on the achievement of financial and individual performance against MBOs, as detailed above. For purposes of the Incentive Plans, the 2008 overall Company financial performance goal was set at $33 million of annual Operating Income (defined as income before interest income/(expense), other income/(expense) and foreign currency gains and losses excluding restructuring charges) with an established minimum threshold set at $27 million. Points towards target bonuses would be awarded on a linear interpolation scale between $27 million of Operating Income and $33 million of Operating Income, and the ability to earn points above $33 million was uncapped. For the fiscal year ended December 31, 2008, and prior to giving effect to the restatement of the Company’s financial statements as set forth in this Annual Report on Form 10-K, the Company had an operating loss of $17.6 million based on unaudited results as provided by the corporate finance department, resulting in a weighted score of 0% for financial goals. As a result, no bonuses or equity awards were awarded for financial performance in 2008. For purposes of determining achievement of cash incentive plan bonuses, the Company’s 2008 operating income, product line revenue and gross margin were all calculated prior to completion of the Revenue Review and without giving effect to the restatement of the Company’s financial statements because it was not clear at that time when the Revenue Review would be completed. No bonuses to executives were earned in these categories in 2008 and any other bonus payments earned under the Incentive Plans were deferred for payment until the successful filing of the Company’s financial statements.

The remaining portion of the available cash incentive bonus opportunity was based on achievement of individual MBOs, with the Committee retaining the discretion to award additional cash bonuses for exceptional individual performance or in consideration of specific achievements not planned or anticipated at the time the bonus objectives were established. For the fiscal year ended December 31, 2008, the Committee only exercised discretion as discussed above with respect to the discretionary portion of the cash incentive awards, where applicable. Executives that had principal responsibility for a product group were given MBOs that were heavily skewed towards product group financial and market share performance. For example, Steven Webb’s and Philippe Brak’s MBOs included meeting quarterly forecasting accuracy metrics, execution of an organizational restructuring plan for their respective product line groups and new product introduction and/or growth. Executives without direct product line responsibility were given non-financial MBOs that advanced their particular areas of responsibility. These included, but were not limited to, timely closing of monthly financials, accuracy of forecasting, reduction of worldwide inventory, support of Company-wide initiatives and support of M&A activities.

Under the Company’s 2008 long term incentive plan (“LTIP”), NEOs, including the CEO, were granted restricted stock following the Committee’s approval. The grants of restricted stock to NEOs during 2008 (as detailed in the table below) were subject to vesting as follows: 50% of the restricted stock grants were subject to time-based vesting and 50% of the restricted stock grants were subject to performance-based vesting. The time-based restricted share grants vest equally over three years, beginning with the first anniversary of the grant, which is consistent with the Committee’s belief that time-based grants are intended to incentivize participants for continuing service to the Company, and to insure that individuals develop an ownership interest in the Company. The 2008 performance-based restricted share grants were dependent on meeting a minimum performance level of the Company’s Operating Income, as described above, which was not achieved. Earned awards vest one-third annually over three years, beginning with the first anniversary of the year in which the award is granted. Operating profit was calculated exclusive of amortization charges associated with acquisitions, acquired in-process R&D and non-recurring restructuring charges. The Committee retained discretion to adjust operating profit targets in the event of a business disposition, but did not invoke its discretion during 2008. The Company did not meet the financial targets in 2008 and all performance-based shares were forfeited as of December 31, 2008.

The Company made the following awards of restricted shares to its NEOs during the year-ended December 31, 2008:

3/14/08 Grant

	Total Number of Shares Granted		Total Number of Shares Vested (1)		Total Number of Shares Forfeited				Total Number of Shares Earned but not Vested (2)
Name	Time Based	Performance Based	Time Based	Performance Based	Time Based		Performance Based		Time Based	Performance Based
Executive Officers
Sergio Edelstein, Ph.D.	75,000	132,000	—	—	—		132,000	(3)	75,000	—
Philippe Brak	25,000	44,000	—	—	—		44,000	(3)	25,000	—
Stephen Webb	12,500	22,000	—	—	—		22,000	(3)	12,500	—
Anthony Bellantuoni	12,500	22,000	—	—	—		22,000	(3)	12,500	—

Former Executive Officers
Robert Bowen	22,500	39,600	—	—	22,500	(4)	39,600	(4)	—	—
Felix Stukalin	—	—	—	—	—		—		—	—
Nino Federico	17,500	30,800	—	—	17,500	(5)	30,800	(5)	—	—

(1)	As of December 31, 2008, no restricted shares granted on March 14, 2008 have vested.
(2)	All restricted shares in this column vest in three equal installments on March 14, 2009, March 14, 2010 and March 14, 2011 provided that the executive remains employed at the Company on the vesting dates.
(3)	These restricted shares were forfeited on December 31, 2008.
(4)	These restricted shares were forfeited on October 27, 2008 upon termination of employment.
(5)	These restricted shares were forfeited on August 29, 2008 upon termination of employment.

Executive Severance Practice

In a letter report dated February 1, 2008, an independent third-party compensation consulting firm provided the Committee with competitive data with respect to security arrangements in change-in-control (CIC) and separation situations for CEOs and NEOs for use in considering executive severance matters in 2008. The consulting firm gathered peer group data from recently filed proxy statements, employment agreements and/or offer letters and CIC documents with respect to severance matters, including amounts and structure of severance payments, treatment of equity awards (including acceleration of vesting), benefits continuation, and payments in connection with termination without cause or upon CIC. In the case of the CEO, the Committee used this information and subsequently reviewed with the Board of Directors a proposal to clarify, via an updated Termination and Change-In-Control Agreement, the terms and conditions of Dr. Edelstein’s severance arrangement, which were originally contained in his employment offer letter dated June 1, 2006. The Board of Directors and the Committee approved and implemented, effective February 3, 2009, a Termination and Change-In-Control Agreement for Dr. Edelstein, as described below, which contained terms aimed at providing Dr. Edelstein with a severance package similar to that of his peers. In establishing Dr. Edelstein’s revised severance arrangement, the Committee approximated the midrange of the parameters from the consulting firm’s competitive report.

2008 CEO Compensation

The Committee approved a 2008 compensation package for Dr. Sergio Edelstein on February 5, 2008. The package included the following components: (1) Base Salary: $520,000; (2) Annual incentive cash bonus opportunity: 85% of Base Salary; and (3) 2008 LTIP base share grant of 150,000 restricted stock shares. Dr. Edelstein’s LTIP grant includes a 75,000 time-based restricted stock grant that vests in three annual installments, beginning on March 14, 2009. The remaining 75,000 performance-based restricted stock grant vests based on the Company meeting operating income targets in 2008. The maximum number of performance-based shares that could be earned in this grant including the maximum contingent performance kicker is 132,000 shares. Any shares earned will then vest in three equal annual installments, beginning on March 14, 2009. The Committee reviewed the Company’s 2008 operating income from unaudited results (without giving effect to the restatement of the Company’s financial results), against approved goals and Dr. Edelstein’s performance against his 2008 individual MBO, which was the successful acquisition of Excel Technology, Inc. Based on this assessment of performance against goals, since the Company did not achieve the minimum Operating Income performance level for bonus payment achievement, the Committee awarded Dr. Edelstein 0% for the corporate financial performance bonus component and 100% of his individual MBO opportunity as a result of the successful acquisition of Excel Technology, Inc. in 2008. Acting on Dr. Edelstein’s recommendation, the Committee postponed the payment of the bonus. On February 23, 2009, as later clarified in January 2010, the Committee approved the payment of the bonus to Dr. Edelstein to occur on the earlier of the following dates:

1.	The date upon which all of the Company’s delayed periodic reports have been filed with the SEC, provided that such filings are completed in 2009, in which case the bonus monies earned by Dr. Edelstein in 2008 will be paid together in 2010 not later than March 15, 2010; or

2.	The date upon which a Change-In-Control (as defined in the Termination and Change-In-Control Agreement, dated February 3, 2009, which shall include, for the avoidance of doubt, the Effective Date (as defined in the Third Modified Joint Chapter 11 Plan of Reorganization for MES International, Inc., GSI Group Corporation and the Company, dated April 9, 2010, as may be modified) of the Company’s chapter 11 plan of reorganization) occurs, whenever such event occurs, in which case the bonus monies earned by Dr. Edelstein in 2008 will be paid on such date.

The Committee has reviewed Dr. Edelstein’s level of compensation compared to the compensation of other chief executive officers using information provided by an independent compensation consulting firm and the 2007 Radford Executive Compensation Survey and determined that it is reasonable since the Committee conducted an extensive search and obtained relevant competitive compensation information in the process leading up to hiring Dr. Edelstein in July 2006. In establishing Dr. Edelstein’s compensation level for 2008, the Committee relied upon the information provided by the compensation consulting firm, market salary movements and the 2007 Radford Executive Compensation Survey.

The Compensation Calendar

The standard compensation cycle calls for the CEO to present a draft strategic plan presentation to the Committee at the October Committee meeting. The presentation includes a draft three-year strategic plan and LTIP. Based on Committee feedback, a final strategic plan and LTIP proposal is submitted for approval at the December Board of Directors meeting. Starting in January, the Committee solicits private CEO performance feedback from each Board member with respect to the CEO’s performance evaluation for the prior year. The CEO submits a self evaluation which is circulated and discussed by the Committee members. At the February Committee meeting, the CEO provides the Committee with a detailed executive team compensation proposal, including performance reviews for the prior year, proposed bonus payouts based on performance, new objectives for the coming year and proposed LTIP grants. In advance of the meeting, the Committee is provided with individual compensation tally sheets, individual performance reviews, and annual compensation survey data. Based on Committee approval and recommendation, individual compensation packages for the coming year are then approved and presented at the February Board of Directors meeting. As part of this process, management completes individual performance reviews in January, which are used to calculate bonus and incentive compensation payments. Those recommendations are presented to the Committee in February for approval. In the event that payments are contingent upon meeting a financial goal, payments are made only after the audited year-end financial results are released in March.

Tax and Accounting Implications

The Company’s compensation programs are affected by each of the following:

•

Accounting for Stock-Based Compensation: The Company accounts for stock-based compensation in accordance with the requirements of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123 (R)). The Company also takes into consideration SFAS No. 123 (R) and other generally accepted accounting principles in determining changes to policies and practices for its stock-based compensation programs.

•

Section 162(m) of the Internal Revenue Code (IRC): This section limits the deductibility of compensation for the Company’s chief executive officer and its four other most highly compensated named executive officers unless the compensation is less than $1 million during any fiscal year or is “performance-based” under Section 162(m). The Company periodically reviews the potential consequences of IRC Section 162(m), and it generally intends to structure the performance-based portion of executive compensation, where feasible, to comply with exemptions in IRC Section 162(m) so that the compensation remains tax deductible to the Company. The Committee in its judgment may; however, authorize compensation payments that do not comply with the exemptions in IRC Section 162(m) when it believes that such compensation is appropriate and in the best interests of the stockholders after taking various factors into consideration, including business conditions and the performance of such executive officer.

EXECUTIVE OFFICER COMPENSATION

Summary Compensation Table

The following table sets forth information regarding the compensation earned during the fiscal years ended December 31, 2008, 2007 and 2006 by each of the Company’s NEOs. The NEO’s consist of: (i) the individuals who served as the Chief Executive Officer and Chief Financial Officer during the year ended December 31, 2008, (ii) the three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as of December 31, 2008 and (iii) two additional former executive officers for whom disclosure would have been provided pursuant to subsection (ii) above but for the fact that those individuals were not serving as executive officers of the Company as of December 31, 2008.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($)(2) (e)		Non-Equity Incentive Plan Compensation ($)(3) (g)		All Other Compensation ($)(8) (i)	Total ($) (j)
Executive Officers
Sergio Edelstein, Ph.D. President and Chief Executive Officer	2008	514,000	—	1,261,290	(9)	176,800	(4)	21,997	1,974,087
	2007	495,385	—	1,188,698		333,937		141,445	2,159,465
	2006	219,231	—	292,979		201,044		104,723	817,977

Philippe Brak Vice President and General Manager	2008	250,962	25,000	54,000	(10)	37,500	(5)	461,855	829,317

Stephen Webb Managing Director	2008	251,417	—	145,854	(11)	12,762	(6)	37,476	447,509
	2007					Not a NEO
	2006					Not a NEO

Anthony Bellantuoni Vice President, Human Resources	2008	215,880	—	162,298	(12)	8,736	(7)	24,575	411,489
	2007					Not a NEO

Former Executive Officers
Robert Bowen Vice President and Chief Financial Officer	2008	253,350	—	36,406	(13)	—		450,216	739,972
	2007	300,641	100,000	177,094		117,543		27,706	722,984
	2006	290,000	—	69,591		142,535		31,039	533,165

Felix Stukalin Vice President, Business Development	2008	167,549	—	24,756	(14)	—		443,178	635,483
	2007	246,497	100,000	116,465		74,730		20,746	558,438
	2006					Not a NEO

Nino Federico Vice President, Global Manufacturing Operations	2008	171,974	—	31,796	(15)	—		428,311	632,081
	2007	251,742	100,000	156,609		124,113		8,500	640,964
	2006	240,000	—	63,264		181,200		8,500	492,964

(1)	Amounts shown exclude performance-based incentive payments which are included in “Non-Equity Incentive Plan Compensation”. Amount shown for Mr. Brak in 2008 represents a one-time signing bonus earned by and paid to Mr. Brak in 2008. Amounts shown for Messrs. Bowen, Stukalin and Federico in 2007 represent a $100,000 retention bonus offered to executives in connection with the 2006 CEO transition which was paid on July 10, 2007. The associated retention agreements provided for the payment of $100,000 if the executive remained in their position through July 10, 2007, or twelve months following the commencement of Dr. Edelstein’s employment on July 10, 2006.
(2)	Amounts shown represent share-based compensation expense recognized for financial statement reporting purposes (disregarding an estimate of forfeitures related to service-based vesting conditions) under Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123 (R)). Amounts shown include compensation cost recognized in the Company’s financial statements with respect to awards granted in previous fiscal years and the current fiscal year and are based on the stock price on the date of grant. Amounts shown do not correspond to the actual value that will be recognized by the Named Executive Officers. The stock price as of December 31, 2008 was $0.57. With regard to individuals whose employment was terminated, the amounts shown in the year of termination reflect the impact to cumulative compensation expense associated with awards actually vested through the date of termination. For restricted stock awards, the amount shown is based on the total value of the shares granted based on the closing stock price on the grant date. The Company has not granted options to purchase shares of the Company’s common stock since January 1, 2006. Since the commencement of his employment with the Company, Dr. Edelstein was awarded stock grants totaling 580,794 restricted shares. All of the grants were awarded prior to the Company’s determination to restate its financial results. Of the 580,794 restricted shares, 358,794 restricted shares have vested (excluding 47,000 restricted shares that vested on March 26, 2010 but for which no common shares were issued due to the Company’s ongoing Chapter 11 proceedings) and 175,000 remain unvested as of the time of this filing. During his tenure with the Company, Dr. Edelstein has not sold any restricted shares and, therefore, at the time of this filing, he holds 358,794 outstanding common shares. Upon vesting of the awards, Dr. Edelstein made personal payments to cover taxes on the awards totaling $507,998 as of the time of this filing. For further discussion regarding the assumptions used in the estimation of the fair value of these awards and details regarding the associated calculation of compensation cost related thereto, refer to Note 10 of the Notes to Consolidated Financial Statements. The amount of compensation expense recognized for financial statement reporting purposes under SFAS No. 123(R) in 2008 is derived from the following awards:

Name	Grant Date	Type	Number of Shares Granted (#)	Grant Date Fair Value per Share ($)	Aggregate Grant Date Fair Value ($)
Executive Officers
Sergio Edelstein, Ph.D.
2008	March 14, 2008	RSA	75,000	$8.10	$607,500
2007	March 26, 2007	RSA	75,000	$9.96	$747,000
	March 26, 2007	PRSA	66,000	$9.96	$657,360
2006	July 10, 2006	RSA	174,057	$8.52	$1,482,966
	July 10, 2006	PRSA	40,737	$8.52	$347,079

			430,794		$3,841,905

Philippe Brak
2008	March 14, 2008	RSA	25,000	$8.10	$202,500

			25,000		$202,500

Stephen Webb
2008	March 14, 2008	RSA	12,500	$8.10	$101,250
2007	March 26, 2007	RSA	10,000	$9.96	$99,600
	March 26, 2007	PRSA	8,800	$9.96	$87,648
2006	May 18, 2006	RSA	6,000	$9.78	$58,680
	May 18, 2006	PRSA	10,160	$9.78	$99,365

			47,460		$446,543

Anthony Bellantuoni
2008	March 14, 2008	RSA	12,500	$8.10	$101,250
2007	October 22, 2007	RSA	15,000	$10.66	$159,900
	October 22, 2007	PRSA	13,200	$10.66	$140,712

			40,700		$401,862
Former Executive Officers
Robert Bowen
2007	March 26, 2007	RSA	17,500	$9.96	$174,300
	March 26, 2007	PRSA	15,400	$9.96	$153,384
2006	May 18, 2006	RSA	9,900	$9.78	$96,822
	May 18, 2006	PRSA	16,764	$9.78	$163,952

			59,564		$588,458

Felix Stukalin
2007	March 26, 2007	RSA	12,500	$9.96	$124,500
	March 26, 2007	PRSA	11,000	$9.96	$109,560
2006	May 18, 2006	RSA	6,000	$9.78	$58,680
	May 18, 2006	PRSA	10,160	$9.78	$99,365

			39,660		$392,105

Nino Federico
2007	March 26, 2007	RSA	15,000	$9.96	$149,400
	March 26, 2007	PRSA	13,200	$9.96	$131,472
2006	May 18, 2006	RSA	9,000	$9.78	$88,020
	May 18, 2006	PRSA	15,240	$9.78	$149,047

			52,440		$517,939

(3)	Amounts shown consist of awards earned during the period based on performance under the Annual Cash Bonus Incentive Plan. With the exception of amounts earned in 2008, amounts earned under the Company’s Annual Cash Bonus Incentive Plan are typically payable by their terms at a later date in the year following the year in which they are earned, subject to continued employment through the date of payment. Amounts shown for 2008 were payable by their terms in March 2009, subject to continued employment through the date of payment. In February 2009, the Company deferred payment of the amounts earned in 2008 pursuant to the Annual Cash Bonus Incentive Plan, with the exception of amounts earned by Dr. Edelstein, until successful completion of the Company’s restatement upon filing of the Form 10-K for the year-ended December 31, 2008.
(4)	In February 2009, as later clarified in January 2010, the Company deferred payment of the amounts earned pursuant to the Annual Cash Bonus Incentive Plan by Dr. Edelstein in 2008 until the earlier to occur of the following: (i) the date upon which all of the Company’s delayed periodic reports have been filed with the SEC, provided that such filings were completed in 2009, in which case the amounts earned by Dr. Edelstein in 2008 would have been paid together with amounts earned by Dr. Edelstein in 2009 during fiscal year 2010, not later than March 15, 2010; or (ii) the date upon which a Change-In-Control (as defined in the Termination and Change-In-Control Agreement, dated February 3, 2009, which includes, for the avoidance of doubt, the Effective Date (as defined in the First Modified Joint Chapter 11 Plan of Reorganization for MES International, Inc., GSI Group Corporation and the Company, dated January 8, 2010, as may be modified) of the Company’s chapter 11 plan of reorganization) occurs, whenever such event occurs, in which case the amounts earned by Dr. Edelstein in 2008 will be paid on such date. The amount shown for Dr. Edelstein in 2008 represents 40% of his overall target bonus which is comprised entirely of the full achievement of the individual MBO component of his respective 2008 bonus objectives.

(5)	Amount shown for Mr. Brak in 2008 represents 25% of his overall target bonus which is comprised of 50% achievement of the discretionary component of his respective 2008 bonus objectives (or 10% of his overall target bonus) and 75% achievement of the individual MBO component of his respective 2008 bonus objectives (or 15% of his overall target bonus).
(6)	Amount shown for Mr. Webb in 2008 represents 12% of his overall target bonus which is comprised of 50% achievement of the discretionary component of his respective 2008 bonus objectives (or 10% of his overall target bonus) and 20% achievement of the individual MBO component of his respective 2008 bonus objectives (or 2% of his overall target bonus).
(7)	Amount shown for Mr. Bellantuoni in 2008 represents 10% of his overall target bonus which is comprised entirely of 50% achievement of the discretionary component of his respective 2008 bonus objectives.
(8)	Includes the following for 2008:

	Executive Officers				Former Executive Officers
	Dr. Edelstein ($)	Mr. Brak ($)	Mr. Webb ($)	Mr. Bellantuoni ($)	Mr. Bowen ($)	Mr. Stukalin ($)	Mr. Federico ($)
Car Allowance	$12,000	$—	$13,394	$8,700	$9,481	$5,689	$—
Defined Contribution Plan Match	8,500	8,500	20,861	8,500	8,500	8,500	8,500
Life Insurance Premiums	966	630	3,221	1,806	1,928	436	1,181
Tax Preparation Fees	531	—	—	5,569	6,037	3,322	—
Severance: Salary[1]	—	—	—	—	315,172	381,123	396,864
Severance: Bonus[2]	—	—	—	—	78,793	23,058	—
Vacation Payout	—	—	—	—	30,305	21,050	21,766
Relocation Costs[3]	—	452,725	—	—	—	—	—

	$21,997	$461,855	$37,476	$24,575	$450,216	$443,178	$428,311

[1]

Amount for Mr. Bowen represents salary continuation of 12 months in accordance with the January 23, 2009 Separation Agreement. Amounts for Messrs. Stukalin and Federico represent salary continuation of 18 months pursuant to their respective Separation Agreements, both entered into August 28, 2008 and the associated Executive Retirement and Severance Benefits Agreements, both entered into January 17, 2005.

[2]

Amounts for Messrs. Bowen and Stukalin represent amounts paid pursuant to their respective Separation Agreements related to the Company’s Annual Cash Bonus Incentive Plan. Eligibility under the Company’s 2008 Annual Cash Bonus Incentive Plan is typically conditioned upon the individual being employed on the date such bonuses are paid; however, the Company granted and paid cash bonuses to Messrs. Bowen and Stukalin irrespective of their employment status. Amount shown for Mr. Bowen represents 50% of his overall target bonus which is comprised of the full achievement of the individual MBO component of his respective 2008 bonus objectives (or 20% of his overall target bonus) and the full achievement of the extra bonus opportunity component of his respective 2008 bonus objectives (or 30% of his overall target bonus). Pursuant to his Separation Agreement, the payout made to Mr. Bowen under the Annual Cash Bonus Incentive Plan is calculated as if he was employed by the Company through December 31, 2008. Amount shown for Mr. Stukalin represents 27.5% of his overall target bonus which is comprised entirely of 55% achievement of the M&A component of his respective 2008 bonus objectives. Pursuant to his Separation Agreement, the payout made to Mr. Stukalin under the Annual Cash Bonus Incentive Plan was prorated for the number of days actually employed in 2008 through the effective date of termination.

[3]	Amount relates to relocation costs incurred in connection with Mr. Brak’s relocation from California, USA to Rugby, UK.

(9)	The following awards were forfeited during the year-ended December 31, 2008: 66,000 restricted shares related to March 26, 2007 performance-based restricted stock award and 132,000 restricted shares related to March 14, 2008 performance-based restricted stock award.
(10)	The following awards were forfeited during the year-ended December 31, 2008: 44,000 restricted shares related to March 14, 2008 performance-based restricted stock award.

(11)	The following awards were forfeited during the year-ended December 31, 2008: 8,800 restricted shares related to March 26, 2007 performance-based restricted stock award and 22,000 restricted shares related to March 14, 2008 performance-based restricted stock award.
(12)	The following awards were forfeited during the year-ended December 31, 2008: 13,200 restricted shares related to October 22, 2007 performance-based restricted stock award and 22,000 restricted shares related to March 14, 2008 performance-based restricted stock award.
(13)	The following awards were forfeited during the year-ended December 31, 2008: 3,300 restricted shares related to May 18, 2006 time-based restricted stock award; 5,588 restricted shares related to May 18, 2006 performance-based restricted stock award; 11,666 restricted shares related to March 26, 2007 time-based restricted stock award; 25,666 restricted shares related to March 26, 2007 performance-based restricted stock award; 22,500 restricted shares related to March 14, 2008 time-based restricted stock award and 39,600 restricted shares related to March 14, 2008 performance-based restricted stock award.
(14)	The following awards were forfeited during the year-ended December 31, 2008: 2,000 restricted shares related to May 18, 2006 time-based restricted stock award; 3,386 restricted shares related to May 18, 2006 performance-based restricted stock award; 8,333 restricted shares related to March 26, 2007 time-based restricted stock award and 18,333 restricted shares related to March 26, 2007 performance-based restricted stock award.
(15)	The following awards were forfeited during the year-ended December 31, 2008: 3,000 restricted shares related to May 18, 2006 time-based restricted stock award; 5,080 restricted shares related to May 18, 2006 performance-based restricted stock award; 10,000 restricted shares related to March 26, 2007 time-based restricted stock award; 22,000 restricted shares related to March 26, 2007 performance-based restricted stock award; 17,500 restricted shares related to March 14, 2008 time-based restricted stock award and 30,800 restricted shares related to March 14, 2008 performance-based restricted stock award.

Grants of Plan-Based Awards

The following table sets forth information regarding all plan-based awards granted to the Company’s Named Executive Officers during the year-ended December 31, 2008.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)					Estimated Possible Payouts Under Equity Incentive Plan Awards (2)
Name (a)	Type	Grant Date (b)	Threshold ($) (c)		Target ($) (d)	Maximum ($) (e)		Threshold (#) (f)		Target (#) (g)	Maximum (#) (h)	Grant Date Fair Value of Stock Awards ($)(4)(5) (l)
Executive Officers
Sergio Edelstein, Ph.D.	Bonus	3/14/08	0	(3)	442,000	442,000	(8)
	RSA	3/14/08						75,000		75,000	75,000	607,500
	PRSA	3/14/08						0	(3)	75,000	132,000	607,500	(6)

Philippe Brak	Bonus	3/14/08	0	(3)	150,000	210,000	(8)
	RSA	3/14/08						25,000		25,000	25,000	202,500
	PRSA	3/14/08						0	(3)	25,000	44,000	202,500	(6)

Stephen Webb	Bonus	3/14/08	0	(3)	106,348	159,522	(8)
	RSA	3/14/08						12,500		12,500	12,500	101,250
	PRSA	3/14/08						0	(3)	12,500	22,000	101,250	(6)

Anthony Bellantuoni	Bonus	3/14/08	0	(3)	87,360	87,360	(8)
	RSA	3/14/08						12,500		12,500	12,500	101,250
	PRSA	3/14/08						0	(3)	12,500	22,000	101,250	(6)

Former Executive Officers
Robert Bowen	Bonus	3/14/08	0	(3)	157,586	204,862	(8)
	RSA	3/14/08						22,500		22,500	22,500	182,250	(7)
	PRSA	3/14/08						0	(3)	22,500	39,600	182,250	(6)(7)

Felix Stukalin	Bonus	3/14/08	0	(3)	127,041	381,123

Nino Federico	Bonus	3/14/08	0	(3)	132,288	132,288	(8)
	RSA	3/14/08						17,500		17,500	17,500	141,750	(7)
	PRSA	3/14/08						0	(3)	17,500	30,800	141,750	(6)(7)

(1)

Amounts in these columns reflect threshold, target and maximum payout levels under the Annual Cash Bonus Incentive Plan. Amounts earned pursuant to the Annual Cash Bonus Incentive Plan are determined based on the achievement of the individual’s respective objectives and corporate performance. Individuals were to receive no cash payouts to the extent no objectives were satisfied. Individuals with amounts that are the same for target and maximum payout levels were not eligible to earn more than their targeted bonus pursuant to their associated Annual Cash Bonus Incentive Plan. Certain individuals were eligible for an additional bonus amount in excess of their targeted bonus pursuant to their associated Annual Cash Bonus Incentive Plan conditioned on the achievement of specific mergers and acquisitions objectives or product line performance. With the exception of Messrs. Bowen, Stukalin and Federico, the actual amount earned is reported under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table. The actual amount earned by Messrs. Bowen, Stukalin and Federico is reported under the All Other Compensation column of the Summary Compensation Table since the amounts were paid in connection with the termination of their employment.
(2)	Number of shares in these columns reflect threshold, target and maximum payout levels under the Long Term Incentive Plan (LTIP). All restricted shares were granted pursuant to the 2006 Equity Incentive Plan at the closing price of the Company‘s common stock on NASDAQ on the date of the grant. All 2008 LTIP awards were structured such that 50% of the overall target was comprised of a time-based award (RSA) and 50% of the overall target was comprised of a performance-based award (PRSA). Also, all 2008 LTIP awards contained an additional performance incentive such that individuals could earn up to 176% of the target performance-based portion of the award to the extent the Company exceeded the target operating profit percentage objective. Amounts reflected for time-based restricted stock awards are the same for threshold, target and maximum payout levels since the number of shares issuable under the respective award is not contingent or variable. The time-based restricted stock awards vest one-third annually on each of the first, second and third anniversaries of the date of grant, subject to continued employment on the date of vesting and accelerated vesting under specified circumstances as described in the 2006 Equity Incentive Plan. Amounts reflected for performance-based restricted stock awards represent the threshold, target and maximum payout levels under the respective award. The performance-based restricted stock awards were subject to the achievement of performance measurements tied to the Company’s internal metrics for operating profit percentage and were variable, so that the number of shares that could be earned ranged from 0% to 176% of the performance-based restricted stock award target. The target operating profit percentage was 10.3%. Individuals were to receive no shares related to the performance-based portion of the award to the extent the Company’s operating profit percentage did not exceed 4.6%. From 4.6% operating profit percentage to 10.3% operating profit percentage, the number of shares earned was to be determined by linear interpolation. At operating profit percentage levels exceeding 10.3%, individuals earned more than the targeted number of shares up to a maximum of 176% of the target performance-based portion of the award. The performance-based restricted stock awards vest one-third annually on each of the first, second and third anniversaries of the date of grant, subject to continued employment on the date of vesting and accelerated vesting under specified circumstances as described in the 2006 Equity Incentive Plan.
(3)

Failure to meet a minimum level of performance will result in no vesting of the performance-based restricted stock awards (PRSA) and no bonus earned or paid out pursuant to the Annual Cash Bonus Incentive Plan.

(4)	Amounts shown reflect the aggregate grant date fair value of the awards for financial statement reporting purposes (disregarding an estimate of forfeitures related to service-based vesting conditions) as determined in accordance with SFAS No. 123 (R) for 2008 and includes only grants made in 2008 and reflected in the table. Amounts shown do not correspond to the actual value that will be recognized by the Named Executive Officers. For further discussion regarding the assumptions used in the estimation of the fair value of these awards and details regarding the associated calculation of compensation cost related thereto, refer to Note 10 of the Notes to Consolidated Financial Statements.
(5)	Grant date fair value of restricted stock awards was calculated by multiplying the number of restricted shares granted by the market price of the Company’s common stock on the date of grant.
(6)	Grant date fair value of performance-based restricted stock awards was calculated based on the associated target payout level under the Company’s LTIP. However, the Compensation Committee determined that the performance metrics outlined in the LTIP were not met in 2008. Accordingly, no performance-based restricted stock awards were earned and consequently, all such shares were forfeited.
(7)	Mr. Bowen’s and Mr. Federico’s employment terminated effective October 27, 2008 and August 29, 2008, respectively. Accordingly, all unvested time-based restricted stock awards and unvested performance-based restricted stock awards previously granted were forfeited upon termination.
(8)	The maximum payouts reflected represent the targeted achievement level for the operating profit bonus objective and assumes the full achievement of all other bonus objectives. However, the maximum potential payouts under the Company operating profit bonus objective in 2008 were unlimited to the extent the Company’s actual operating profit exceeded the target. Accordingly, the maximum potential payouts under the Company’s non-equity incentive plan in 2008 were unlimited. Irrespective of the unquantifiable nature of the maximum estimated possible payout, the operating profit target was not met in 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options and stock that has not yet vested for each of the Company’s Named Executive Officers outstanding as of December 31, 2008.

			Option Awards				Stock Awards
Name (a)	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#) (b)		Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1) (j)
Executive Officers
Sergio Edelstein, Ph.D.	7/10/06						58,019	(2)	33,071	—		—
	7/10/06						—		—	150,000	(3)	85,500
	7/10/06						13,579	(3)	7,740	—		—
	3/26/07						50,000	(4)	28,500	—		—
	3/26/07						44,000	(5)	25,080	—		—
	3/14/08						75,000	(6)	42,750	—		—

Philippe Brak	3/14/08						25,000	(6)	14,250	—		—

Stephen Webb	9/3/04		10,000		$10.09	9/3/2010
	5/18/06						2,000	(10)	1,140	—		—
	5/18/06						3,386	(11)	1,930	—		—
	3/26/07						6,666	(4)	3,800	—		—
	3/26/07						5,866	(5)	3,344	—		—
	3/14/08						12,500	(6)	7,125	—		—

Anthony Bellantuoni	10/22/07						10,000	(7)	5,700	—		—
	10/22/07						8,800	(8)	5,016	—		—
	3/14/08						12,500	(6)	7,125	—		—
Former Executive Officers
Robert Bowen	—	(9)	—	(9)	—	—	—	(9)	—	—	(9)	—

Felix Stukalin	—	(9)	—	(9)	—	—	—	(9)	—	—	(9)	—

Nino Federico	—	(9)	—	(9)	—	—	—	(9)	—	—	(9)	—

(1)	Represents the product of the shares in column (g) or column (i) multiplied by $0.57, the closing market price of the Company’s common stock on NASDAQ as of December 31, 2008.
(2)	Represents time-based restricted shares granted on July 10, 2006. These shares vested in full on July 10, 2009.
(3)	Represents two performance-based restricted share awards granted on July 10, 2006. The achievement of the 150,000 restricted share award will not be measured until audited financial statements are completed for the year-ended December 31, 2009. Any shares earned under the 150,000 restricted share award will immediately vest. The 13,579 shares vested in full on July 10, 2009.
(4)	Represents time-based restricted shares granted on March 26, 2007. These shares vested in full in two equal installments on March 26, 2009 and March 26, 2010. No common shares were issued in connection with the shares that vested on March 26, 2010 due to restrictions on the issuance of equity awards in connection with the Company’s ongoing Chapter 11 proceedings.
(5)	Represents performance-based restricted shares granted on March 26, 2007. These shares vested in full in two equal installments on March 26, 2009 and March 26, 2010. No common shares were issued in connection with the shares that vested on March 26, 2010 due to restrictions on the issuance of equity awards in connection with the Company’s ongoing Chapter 11 proceedings.
(6)	Represents time-based restricted shares granted on March 14, 2008. These shares were scheduled to vest in three equal installments on March 14, 2009, March 14, 2010 and March 14, 2011, provided that the executive remains employed by the Company on the vesting dates. The first and second installments vested on March 14, 2009 and March 14, 2010, respectively.
(7)	Represents time-based restricted shares granted on October 22, 2007. These shares vested in full in two equal installments on March 26, 2009 and March 26, 2010. No common shares were issued in connection with the shares that vested on March 26, 2010 due to restrictions on the issuance of equity awards in connection with the Company’s ongoing Chapter 11 proceedings.
(8)	Represents performance-based restricted shares granted on October 22, 2007. These shares vested in full in two equal installments on March 26, 2009 and March 26, 2010. No common shares were issued in connection with the shares that vested on March 26, 2010 due to restrictions on the issuance of equity awards in connection with the Company’s ongoing Chapter 11 proceedings.
(9)	All unvested options and restricted shares were forfeited and all vested, but unexercised options were cancelled upon termination of employment prior to December 31, 2008 as follows:

Name	Grant Date	Type	Option Exercise Price ($)	Number of Shares Cancelled/Forfeited (#)
Robert Bowen	December 16, 2005	Option	$10.93	50,000
	May 18, 2006	RSA	N/A	3,300
	May 18, 2006	PRSA	N/A	5,588
	March 26, 2007	RSA	N/A	11,666
	March 26, 2007	PRSA	N/A	10,266
	March 14, 2008	RSA	N/A	22,500
	March 14, 2008	PRSA	N/A	39,600

				142,920
Felix Stukalin	April 29, 2003	Option	$4.31	15,000
	September 3, 2004	Option	$10.09	40,000
	May 18, 2006	RSA	N/A	2,000
	May 18, 2006	PRSA	N/A	3,386
	March 26, 2007	RSA	N/A	8,333
	March 26, 2007	PRSA	N/A	7,333

				76,052
Nino Federico	April 29, 2003	Option	$4.31	15,000
	September 3, 2004	Option	$10.09	40,000
	May 18, 2006	RSA	N/A	3,000
	May 18, 2006	PRSA	N/A	5,080
	March 26, 2007	RSA	N/A	10,000
	March 26, 2007	PRSA	N/A	8,800
	March 14, 2008	RSA	N/A	17,500
	March 14, 2008	PRSA	N/A	30,800

				130,180

(10)	Represents time-based restricted shares granted on May 18, 2006. These shares vested in full on March 10, 2009.
(11)	Represents performance-based restricted shares granted on May 18, 2006. These shares vested in full on March 10, 2009.

Option Exercises and Stock Vested

The following table sets forth information regarding all stock options exercised and the value realized upon exercise and all restricted stock awards that vested and the value realized upon vesting by each of the Company’s Named Executive Officers during the year-ended December 31, 2008.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($)(1) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($)(2) (e)
Executive Officers
Sergio Edelstein, Ph.D.	—	—	118,598	849,759
Philippe Brak	—	—	—	—
Stephen Webb	—	—	11,655	94,420
Anthony Bellantuoni	—	—	9,400	78,020

Former Executive Officers
Robert Bowen	—	—	19,856	160,983
Felix Stukalin	6,735	11,032	13,221	107,418
Nino Federico	—	—	17,480	141,610

(1)	Value realized on exercise is computed by multiplying the number of shares obtained upon exercise by the difference between the closing market price of the Company’s common stock on the applicable exercise date and the exercise price of the associated options.
(2)	Value realized on vesting is computed by multiplying the number of shares of stock vested by the closing market price of the Company’s common stock on the applicable vesting date.

Potential Payments Upon Termination or Change of Control

The following table sets forth estimated compensation that the Company would be obligated to provide to each of the Company’s Named Executive Officers upon termination of employment or change in control pursuant to the terms of individualized employment agreements. Other than these agreements, there are no other plans or other contractual obligations triggered upon termination of employment or change in control related to the Company’s Named Executive Officers. The amounts reflected in the following table assume that the termination of employment or change in control occurred on December 31, 2008, with the exception of Messrs. Bowen, Federico and Stukalin. Mr. Bowen’s employment terminated effective October 27, 2008 and Messrs. Federico and Stukalins’ employment terminated effective August 29, 2008. Accordingly, the amounts reflected in the following table for Messrs. Bowen, Federico and Stukalin represent actual amounts paid pursuant to their respective Separation Agreements. With the exception of Messrs. Bowen, Federico and Stukalin, there can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, or if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments or benefits may be different.

Name	Event	Salary ($)		Bonus ($)		Health & Dental Benefits ($)		Vacation Payout ($)		Immediate Vesting of Outstanding Stock ($)		Total ($)
Executive Officers
Sergio Edelstein, Ph.D. (10)	Position eliminated due to change in control	$1,040,000 (24 months	(1) )	884,000 (24 months	(2) )	14,000 (24 months	(3) )	—		222,641	(4)	$2,160,641
	Termination other than “for cause”	$780,000 (18 months	(1) )	663,000 (18 months	(2) )	10,000 (18 months	(3) )	—		—		$1,453,000
Philippe Brak						No agreement.
Stephen Webb						No agreement.
Anthony Bellantuoni						No agreement.

Former Executive Officers
Robert Bowen	—	$315,172 (12 months	(5) )	78,793	(6)	—		30,305	(7)	—		$424,270
Felix Stukalin	—	$381,123 (18 months	(8) )	23,058	(9)	6,356 (6 months	(3) )	21,050	(7)	—		$431,587
Nino Federico	—	$396,864 (18 months	(8) )	—		2,499 (2 months	(3) )	21,766	(7)	—		$421,129

(1)	Amounts based on the executive’s annual base salary for the year-ended December 31, 2008.
(2)	Amounts based on 100% of bonus potential for the year-ended December 31, 2008 or 85% of annual base salary.
(3)	Amounts based on a continuation of the executive’s health and dental benefits at the election level in which the individual is enrolled as of December 31, 2008.
(4)	Represents the outstanding number of shares of 390,598 multiplied by $0.57, the closing market price of the Company’s common stock as of December 31, 2008.
(5)	Amount represents 12 months of salary continuation pursuant to Mr. Bowen’s Separation Agreement executed January 23, 2009. Of the total amount, $60,500 was paid in bi-weekly installments from the effective date of employment termination on October 27, 2008 through January 23, 2009, while the remaining $254,672 was paid in a lump sum upon execution of the Separation Agreement.
(6)	Amount represents 50% of Mr. Bowen’s overall target bonus calculated pursuant to the Annual Cash Bonus Incentive Plan as if he were employed by the Company through December 31, 2008 and paid in 2009, pursuant to Mr. Bowen’s Separation Agreement executed January 23, 2009.
(7)	Amounts represent payments for earned, but unused vacation time accrued through the respective date of termination, pursuant to the terms of the respective Separation Agreements. The amounts were paid following the execution of the associated Separation Agreement.
(8)	Amount represents 18 months of salary continuation pursuant to Mr. Stukalin’s and Mr. Federico’s respective Separation Agreements which were executed effective September 17, 2008 and October 7, 2008, respectively and their associated Executive Retirement and Severance Benefits Agreements, both executed January 17, 2005. The amounts were paid in 2008 following the execution of the associated Separation Agreement.
(9)	Amount represents 27.5% of Mr. Stukalin’s overall target bonus calculated pursuant to the Annual Cash Bonus Incentive Plan and prorated for the number of days actually employed in 2008 through the effective date of termination. The amount was paid in 2009 pursuant to Mr. Stukalin’s Separation Agreement executed September 17, 2008.
(10)	Amounts for Dr. Edelstein represent those payable upon termination of employment or change in control pursuant to the letter agreement effective July 10, 2006, such agreement was superseded by the Termination and Change-In-Control Agreement by and between the Company and Dr. Edelstein effective February 3, 2009.

Impact of Change of Control on Equity Compensation Arrangements

Pursuant to the terms of the Company’s 2006 Equity Incentive Plan, in the event of a Change of Control, as defined, the vesting of any equity compensation awards granted to any employees and directors, including the Named Executive Officers, with the exception of Dr. Edelstein, is subject to the terms contained in such plan. As defined by the 2006 Equity Incentive Plan, a Change of Control means the occurrence of any of the following:

1. An acquisition, as defined, unless securities possessing more than 50% of the total combined voting power of the survivor’s or acquiror’s outstanding securities (or the securities of any parent thereof) are held by a person or persons who held securities possessing more than 50% of the total combined voting power of the Company’s outstanding securities immediately prior to that transaction, or

2. Any person or group of persons (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) directly or indirectly acquires, including but not limited to by means of a merger or consolidation, beneficial ownership (determined pursuant to Securities and Exchange Commission Rule 13d-3 promulgated under said Exchange Act) of securities possessing more than 20% of the total combined voting power of the Company’s outstanding securities pursuant to a tender or exchange offer made directly to the Company’s shareholders that the Board does not recommend such shareholders accept, other than (i) the Company or an Affiliate, as defined; (ii) an employee benefit plan of the Company or any of its Affiliates, as defined; (iii) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any of its Affiliates, as defined, or (iv) an underwriter temporarily holding securities pursuant to an offering of such securities, or

3. Over a period of 36 consecutive months or less, there is a change in the composition of the Board of Directors (the “Board”) such that a majority of Board members (rounded up to the next whole number, if a fraction) ceases, by reason of one or more proxy contests for the election of Board members, to be composed of individuals who either (i) have been Board members continuously since the beginning of that period, or (ii) have been elected or nominated for election as Board members during such period by at least a majority of the Board members described in the preceding clause (i) who were still in office at the time that election or nomination was approved by the Board, or

4. A majority of the Board votes in favor of a decision that a Change of Control has occurred.

Pursuant to the 2006 Equity Incentive Plan, upon a Change of Control, as defined:

1. Any and all Options and Stock Appreciation Rights not already excercisable in full shall continue to vest and become exercisable after the Change of Control in accordance with the terms of the 2006 Equity Incentive Plan and the applicable Award Agreement, as defined; provided, however, that such Options and Stock Appreciation Rights shall accelerate in full upon any termination by the Company or any Affiliate, as defined, of an individual’s employment or other association with the Company and its Affiliates (or any successor thereto), as defined, other than on dismissal for cause, within one year following the Change of Control; and

2. Any Restricted Stock and Restricted Stock Units still subject to a risk of forfeiture at the date of the Change of Control which risk is not based on achievement of performance goals shall continue to vest after the Change of Control in accordance with the terms of the 2006 Equity Incentive Plan and the applicable Award Agreement, as defined; provided, however, that such Restricted Stock or Restricted Stock Units shall accelerate in full upon any termination by the Company or an Affiliate, as defined, of an individual’s employment or other association with the Company and its Affiliates (or any successor thereto), as defined, other than on dismissal for cause, within one year following the Change of Control; and

3. All outstanding Awards of Restricted Stock and Restricted Stock Units conditioned on the achievement of performance goals and the target payout opportunities attainable under outstanding Performance Units shall be deemed to have been satisfied as of the effective date of the Change of Control as to a pro rata number of shares based on the assumed achievement of all relevant performance goals and the length of time within the performance period which has elapsed prior to the Change of Control and the balance forfeited. All such awards of Performance Units and Restricted Stock Units shall be paid to the extent earned to individuals in accordance with their terms within 30 days following the effective date of the Change of Control.

None of the foregoing shall apply, however, (i) in the case of a Qualified Performance-Based Award, as defined, specifically designated as such by the Compensation Committee at the time of the grant (except to the extent allowed by Section 162(m) of the Internal Revenue Code of 1986), (ii) in the case of any Award pursuant to an Award Agreement, as defined, requiring other or additional terms upon a Change of Control (or similar event), or (iii) if specifically prohibited under applicable laws, or by the rules and regulations of any governing governmental agencies or national securities exchanges.

As of December 31, 2008, the only unvested equity compensation awards were comprised entirely of restricted stock awards, as all of the Company’s previously granted stock option awards were accelerated on December 31, 2005. Thereafter, the Company has only issued restricted stock awards. As of December 31, 2008, with the exception of Dr. Edelstein, for whom the Change of Control provisions pursuant to the 2006 Equity Incentive Plan do not apply, all unvested performance-based restricted stock awards granted to date were either: (i) earned, and will vest in  1/3 annual increments, or (ii) were forfeited. Accordingly, as of December 31, 2008, there were no unvested restricted stock awards conditioned on the achievement of performance goals.

As discussed in Item 1. Business - Significant Recent Events - The Third Modified Joint Chapter 11 Plan of Reorganization, pursuant to the Company’s Third Modified Joint Chapter 11 Plan of Reorganization (i) holders of the Senior Note Claims would, in exchange for the Senior Note Claims, receive approximately 53.8% of the Company’s post-consummation outstanding shares, (ii) the Company’s wholly owned subsidiary, GSI Group Limited, would, in exchange for the GSI UK Note Claim receive approximately 5.1% of the Company’s post-consummation outstanding shares, and (iii) the Company’s existing shareholders would retain approximately 41.1% of the Company’s post-consummation outstanding shares.

Termination Agreements for Sergio Edelstein

On June 3, 2006, the Company entered into an employment arrangement with Dr. Edelstein effective July 10, 2006. Pursuant to the terms of the employment arrangement, in the event of a change of control in which Dr. Edelstein’s position was eliminated, he would receive the equivalent of two years salary, two years bonus calculated at 100% achievement of objectives, and all outstanding stock would immediately vest. Furthermore, the Company agreed that if his employment is terminated for reasons other than “for cause”, Dr. Edelstein will receive the equivalent of 18 months salary and a bonus calculated at 100% achievement of objectives for that same period. No benefits would be payable to Dr. Edelstein in the event of death, disability, resignation, retirement, change in responsibilities, a change in control which did not result in a termination, or for termination “for cause”. The agreement with Dr. Edelstein did not have an expiration date; however, the termination provisions of the employment arrangement were superseded by the Termination and Change-in-Control Agreement executed February 3, 2009.

On February 3, 2009, the Company entered into a Termination and Change-In-Control Agreement (the “Termination Agreement”) with Dr. Edelstein. The Termination Agreement is intended to capture all previous oral and written arrangements, understandings and agreements between the Company and Dr. Edelstein with respect to certain terms and conditions of Dr. Edelstein’s employment with the Company as Chief Executive Officer and supersedes all prior agreements, understandings and arrangements with respect to such terms.

Pursuant to the terms of the Termination Agreement, upon any termination of Dr. Edelstein’s employment by the Company for cause, disability or death, or by Dr. Edelstein without good reason, Dr. Edelstein shall be entitled to receive all amounts earned or accrued through such date of termination, including: (i) base salary then in effect, (ii) reimbursement for certain monies advanced in connection with employment, (iii) vacation pay, (iv) any bonuses for the prior fiscal year which would have been eligible for payment but for such termination, and (v) any previous compensation which Dr. Edelstein previously deferred (collectively, the “Accrued Compensation”). In addition, in the event Dr. Edelstein is terminated by reason of death or disability, the Company shall pay to Dr. Edelstein or his beneficiaries an amount equal to the bonus award he would have been entitled to receive in respect of the fiscal year in which such termination occurred had he continued to be employed until the end of such fiscal year, calculated as if all performance targets and goals had been fully met and pro rated for the number of days elapsed in such fiscal year through the termination date (the “Pro Rata Bonus”).

Upon any termination of Dr. Edelstein’s employment by the Company prior to a change in control of the Company, other than for cause, death or disability, or by Dr. Edelstein for good reason, Dr. Edelstein shall be entitled to receive: (i) all Accrued Compensation, (ii) a Pro Rata Bonus, (iii) a lump sum severance payment in an amount equal to 1.5 times (x) his annual base salary then in effect plus (y) 100% of his target bonus amount, calculated as if all performance targets and goals had been fully met, and (iv) a continuation of certain Company benefits for a period of eighteen months following his termination; provided, however, that if such termination occurs within twenty-four months of a change in control of the Company, Dr. Edelstein shall be entitled to receive 2.0 times (x) his annual base salary then in effect plus (y) 100% of his target bonus amount, calculated as if all performance targets and goals had been fully met, a continuation of certain Company benefits for a period of twenty-four months following his termination, and the vesting of all equity-based compensation awards issued to Dr. Edelstein prior to the date of termination shall fully accelerate. In the event that any of the foregoing payments to Dr. Edelstein are deemed “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, the Company shall either pay the full parachute payment, subject to the excise tax, or, at Dr. Edelstein’s election, a payment reduced to 2.99 times Dr. Edelstein’s Section 280G “base amount” that is not subject to the excise tax.

The Termination Agreement also provides that in the event Dr. Edelstein is made a party, or is threatened to be made a party, to any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director, officer, employee or agent of the Company, the Company will indemnify Dr. Edelstein for all costs, expenses, liabilities, losses, judgments, fines, attorneys’ fees and settlement amounts reasonably incurred by Dr. Edelstein in his capacity as a director, officer, employee or agent of the Company, whether or not Dr. Edelstein is then serving as a director, officer, employee or agent of the Company, to the fullest extent authorized or permitted under applicable law. In addition, the Company agrees to advance to Dr. Edelstein all reasonable costs and expenses to be incurred by him in connection with the foregoing proceedings, under certain circumstances. The Company further agrees to continue and maintain a directors and officers’ liability insurance policy covering Dr. Edelstein to the extent that such a policy is provided to the Company’s other executive officers. Further, pursuant to the Termination Agreement, Dr. Edelstein has agreed to a non-competition and non-solicitation covenant during the period beginning on February 3, 2009 and ending twelve months following termination of his employment; provided, however, that in the case of termination by the Company without cause or by Dr. Edelstein for good reason, the non-competition covenant shall terminate coterminous with the period for which Dr. Edelstein receives payment.

The Termination Agreement has a term of three years from the effective date of February 3, 2009, with annual renewals thereafter at the Company’s discretion or as otherwise extended pursuant to the terms of the Termination Agreement; provided, however, that if a Change in Control, as defined, event occurs during the term, then the terms of the Termination Agreement will not expire prior to the second anniversary of the associated Change in Control event.

Executive Retirement and Severance Benefits Agreement for Messrs. Federico and Stukalin

Each of Messrs. Federico and Stukalin executed an Executive Retirement and Severance Benefits Agreement (the “Agreement”) with the Company on January 17, 2005. This Agreement provides the following benefits:

1. If the Executive reaches the age of sixty (60) and has a minimum of fifteen (15) years service with the Company, then such Executive can elect to retire, provided a notice to such effect is provided to the CEO not less than one (1) year prior to the date of retirement specified in the notice. In such an event, the Executive will receive the following retirement benefits, provided that the Executive continues to comply with any post-retirement obligations such Executive has to the Company: 1) the Executive may elect for the Company to retain the Executive for part-time employment for up to three (3) years from the Executive’s retirement date, and such part-time employment shall not be more than fifty percent (50%) of full-time; 2) continued health and dental group benefits to the Executive and the Executive’s family at the same level as was provided to the Executive as of the Executive’s retirement date; and 3) all stock options granted to the Executive prior to such retirement shall continue to vest during the period of such part-time employment. If the Executive retires and chooses any of these retirement benefits, such Executive will not be eligible for termination benefits (as described below).

2. If the Executive is terminated by the Company for any reason other than death, disability, or Cause (all as defined in the Agreement) or the Executive terminates his or her employment with the Company for Good Reason (as defined in the Agreement), then the Executive shall receive the following termination benefits: 1) eighteen (18) months of base salary; 2) pro-rated bonus under the applicable bonus plan; and 3) continued health and dental group benefits to the Executive and the Executive’s family at the same level as was provided to the Executive as of the Executive’s termination date for the earlier of two (2) years or employment by another company which provides health and dental insurance benefits to the Executive. These termination benefits are conditioned upon the Executive signing a release of claims and compliance with all post-termination obligations the Executive has to the Company. No such benefits are available upon the resignation (other than for good cause) or retirement of the Executive.

3. Upon the death of the Executive, the Executive’s heirs will be entitled to receive the Executive’s termination benefits in point 2 above provided such heirs sign a release of claims as described in the Agreement.

4. During either: (i) the Executive’s part-time employment and for a period of one year thereafter, or (ii) during the period that the Executive is eligible to receive termination benefits and for a period of one year thereafter, the Executive is prohibited, without the Company’s prior written consent, from competing with the Company or soliciting employees from the Company.

5. All claims for any benefits under the Agreement shall be determined by the Board of Directors of the Company. All disputes shall be settled exclusively by binding arbitration in Boston, Massachusetts, U.S.A.

In the event of the death of either of Messrs. Federico or Stukalin, their heirs would be entitled to receive these same benefits. No benefits would be payable to either Messrs. Federico or Stukalin in the event of disability, resignation, retirement, change in responsibilities, a change in control which did not result in termination, or termination for Cause.

Separation Agreement for Messrs. Stukalin and Federico

Mr. Stukalin’s and Mr. Federico’s employment with the Company terminated effective August 29, 2008. The Company entered into a Separation Agreement with Mr. Stukalin effective September 17, 2008. The Company entered into a Separation Agreement with Mr. Federico effective October 7, 2008. The terms of the associated Separation Agreements with Messrs. Stukalin and Federico contained terms consistent with their respective Executive Retirement and Severance Benefits Agreement. Pursuant to the Separation Agreements, Messrs. Stukalin and Federico each executed a release in favor of the Company in exchange for certain separation benefits. More specifically, the Separation Agreements with Messrs. Stukalin and Federico provided for payment of the following benefits:

•	All salary and wages earned through the termination date;

•	Payment for unused, earned vacation time accrued though the termination date;

•	18 months of salary continuation;

•

Health benefits comparable to those provided as of the termination date until the earlier of (i) the 24-month anniversary of the Termination Date or (ii) the date the employee and family become eligible to receive health and dental benefits under the plans of a subsequent employer; and

•

Bonus equal to the amount earned pursuant to the terms of the applicable bonus plan in effect on the termination date, prorated based on the number of days actually worked in the calendar year of the termination.

Actual amounts paid pursuant to the Separation Agreements with Messrs. Stukalin and Federico are reflected in the preceding table.

Separation Agreement for Mr. Bowen

Mr. Bowen’s employment with the Company terminated effective October 27, 2008. The Company entered into a Separation Agreement with Mr. Bowen effective January 23, 2009. Pursuant to the Separation Agreement, Mr. Bowen executed a release in favor of the Company in exchange for certain separation benefits. More specifically, the Separation Agreement with Mr. Bowen provided for payment of the following benefits:

•	All salary and wages earned through the termination date;

•	Payment for unused, earned vacation time accrued through the termination date;

•	12 months of salary continuation; and

•	A non-prorated bonus equal to 50% of Mr. Bowen’s target bonus.

Actual amounts paid pursuant to the Separation Agreement with Mr. Bowen are reflected in the preceding table.

DIRECTOR COMPENSATION

The Company uses a combination of cash and equity-based compensation to attract and retain candidates to serve on the Company’s Board of Directors. The Company does not compensate directors who are also employees for their service on the Board of Directors. As a result, Dr. Edelstein, the Company’s President and Chief Executive Officer, does not receive any compensation for his service on the Board of Directors. The Board of Director compensation is overseen by the Nominating and Corporate Governance Committee rather than the Compensation Committee, which focuses on employee compensation. The Nominating and Corporate Governance Committee periodically reviews its cash and equity-based compensation for non-employee directors and makes recommendations to the Boards of Directors for any adjustments.

Each director receives an annual retainer and per meeting fees for service on the Board of Directors. In addition, each director serving as chairperson of a committee of the Board of Directors receives an additional annual retainer. Each director receives an annual director fee of $16,500, and an annual grant of $50,000 of time-based restricted stock that vests annually in equal increments over three years, beginning on the first anniversary of the grant date. The Chairman of the Board receives an additional annual fee of $40,500. The chairperson for the Audit Committee receives an additional annual fee of $6,000. The chairperson for the Compensation Committee and the chairperson for the Nominating and Corporate Governance Committee each receive an additional annual fee of $3,000. The chairperson for the Technology Committee receives an additional annual fee of $2,000. In addition, fees for each in-person individual meeting are $1,500, while fees for each individual teleconference meeting are $750.

In February 2009, the Nominating and Corporate Governance Committee approved a reduction of all Board of Directors annual retainers and per meeting fees by 20%. In addition, in February 2009, the Nominating and Corporate Governance Committee enacted a change in the director compensation structure such that annual retainers and per meeting fees would be payable in shares of the Company’s common stock, subject to selling restrictions for a period of 12 months.

Furthermore, in February 2009, the Nominating and Corporate Governance Committee approved a reduction in the annual grant of time-based restricted stock from $50,000 to $40,000. Otherwise, the terms and conditions of the annual grant of time-based restricted stock remain unchanged such that the award vests annually in equal increments over three years, beginning on the first anniversary of the grant date. In May 2009, the Nominating and Corporate Governance Committee deferred the implementation of the director compensation changes until after the July 2009 Board of Directors meeting. In July 2009, the Board of Directors agreed that no shares would be issued as compensation to the members of the Board of Directors prior to the completion of the Company’s restatement efforts and the conclusion of the matters with the Company’s noteholders.

Director Compensation Table

The following table sets forth information regarding the compensation earned during the fiscal year ended December 31, 2008 by the Company’s non-employee directors.

Name (a)	Fees Earned Paid in Cash ($)(1) (b)	Stock Awards ($)(2)(3) (c)	Total ($) (h)
Richard Black (4) (5)	86,250	40,546	126,796
Garrett Garrettson, Ph.D. (4) (5)	49,750	40,546	90,296
Phillip Griffiths, Ph.D. (4) (5)	47,500	40,546	88,046
Marina Hatsopoulos (4) (5)	51,000	40,546	91,546
Byron Pond (4) (5)	51,000	40,546	91,546
Benjamin Virgilio (4) (5)	46,500	40,546	87,046

(1)	All fees earned by the Company’s Board of Directors during the year-ended December 31, 2008 were paid in full prior to January 31, 2009.
(2)	Amounts shown do not reflect compensation actually received. Rather, amounts shown represent share-based compensation expense recognized for financial statement reporting purposes (disregarding an estimate of forfeitures related to service-based vesting conditions) under SFAS No. 123 (R). Amounts shown include compensation cost recognized in the financial statements with respect to awards granted in previous fiscal years and the current fiscal year and are based on the stock price on the date of grant. The stock price as of December 31, 2008 was $0.57. For further discussion regarding the assumptions used in the estimation of the fair value of these awards and details regarding the associated calculation of compensation cost related thereto, refer to Note 10 of the Notes to Consolidated Financial Statements.
(3)	All restricted shares were granted pursuant to the 2006 Equity Incentive Plan at the closing price of the Company’s common stock on NASDAQ on the date of grant. Accordingly, the restricted share award granted in 2008 was issued at $5.36 per share, resulting in an aggregate grant date fair value of approximately $50,000 for each director. All restricted stock awards vest one-third annually on each of the first, second and third anniversaries on the date of grant, subject to continued service on the date of vesting. Each of the directors holds 14,099 unvested restricted shares as of December 31, 2008 as follows:

Grant Date	Total Number of Shares Granted to Each Director	Number of Unvested Shares as of 12/31/08	Vesting Schedule	Vesting Date(s)
September 22, 2006	5,400	1,800	1/3 annually	September 22, 2009
July 24, 2007	4,457	2,971	1/3 annually	July 24, 2009, July 24, 2010
July 28, 2008	9,328	9,328	1/3 annually	July 28, 2009, July 28, 2010, July 28, 2011

	19,185	14,099
(4)	Starting in 2006, the Company no longer grants awards of options to purchase shares of the Company’s common stock. Furthermore, the vesting associated with all outstanding options to purchase shares of the Company’s common stock was accelerated on December 31, 2005. Therefore, the previously unrecognized expense associated with all awards of options to purchase shares of the Company’s common stock was recognized on that date. As of December 31, 2008, the directors hold the following outstanding fully vested stock option awards:

Grant Date	Mr. Black	Dr. Garrettson	Dr. Griffiths	Ms. Hatsopoulos	Mr. Pond	Mr. Virgilio
April 29, 2003	10,000	—	10,000	—	—	10,000
September 21, 2004	10,000	—	10,000	—	10,000	10,000
July 28, 2005	—	40,000	—	40,000	—	—
November 8, 2005	10,000	10,000	10,000	10,000	10,000	10,000

	30,000	50,000	30,000	50,000	20,000	30,000

(5)	The following options and warrants to purchase shares of the Company’s common stock expired unexercised during the year-ended December 31, 2008:

Grant Date	Mr. Black	Dr. Garrettson	Dr. Griffiths	Ms. Hatsopoulos	Mr. Pond	Mr. Virgilio
May 15, 1998	2,694	—	—	—	—	—
July 16, 2002	10,000	—	10,000	—	10,000	10,000

	12,694	—	10,000	—	10,000	10,000

DIRECTORS’ AND OFFICERS’ LIABILITY INSURANCE

The Company maintains entity and director and officers’ liability insurance in the aggregate principal amount of $27,000,000 subject to a $500,000 deductible per loss for SEC claims and $250,000 for all other claims that are indemnifiable by the Company. For claims that are not indemnifiable, there is no deductible. The Company is obligated to pay all deductibles. For the coverage as of December 31, 2008, the premium for the insurance was $282,300 per year which is paid by the Company. The insurance policy typically renews annually in May; however, the Company extended the then-existing policy in May 2009 through November 2009 for an insurance premium of approximately $155,000. In November 2009, the Company renewed the director and officers’ liability insurance policy on substantially the same terms, until November 6, 2010, for an extension premium of approximately $362,000. The Company also obtained additional A-side director coverage of $10,000,000 for an additional annual policy cost of approximately $90,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year-ended December 31, 2008, the members of the Company’s Compensation Committee of the Board of Directors were Messrs. Griffiths, Ph.D. and Pond and Ms. Hatsopoulos. None of the members of the Compensation Committee is or has at any time in the past been an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions) or as a member of the board of directors of an entity whose executive officers served on the Company’s Compensation Committee or on its Board of Directors during the year-ended December 31, 2008.

INDEBTEDNESS OF DIRECTORS AND OFFICERS

Since the beginning of the year ended December 31, 2008 there has been no indebtedness to the Company by any Director or officer or the family members or associates of any such person, other than amounts owing for purchases, subject to usual trade terms, for ordinary travel and expense advances and for other transactions in the ordinary course of business.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s common shares as of March 23, 2010, for: (1) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Company’s outstanding common shares; (2) each of the Company’s directors; (3) each of the Company’s Named Executive Officers employed as of December 31, 2008; and (4) all directors and executive officers of the Company as a group, based on information available to the Company as of the filing date of this Form 10-K.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. Except as indicated by the footnotes below, the Company believes, based on the information furnished to it, that the persons and entities named in the table below have sole voting and investment power with respect to all common shares that they beneficially own, subject to applicable community property laws. All common shares subject to options or warrants exercisable within 60 days of March 23, 2010 and all restricted shares that vest within 60 days of March 23, 2010 are deemed to be outstanding and beneficially owned by the persons holding those options, warrants or restricted shares for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

Percentage ownership of outstanding shares is based on 47,901,978a common shares outstanding as of March 23, 2010.

[a]

Excludes 199,734 shares of restricted stock which were unvested as of March 23, 2010. Such shares are subject to a risk of forfeiture in favor of the Company and do not carry voting rights or the right to receive dividends until vested. These shares were not issued due to an administrative oversight, but should have been issued on the date of the award pursuant to terms contained in the 2006 Equity Incentive Plan. Of the 199,734 unvested shares of restricted stock, 83,806 shares vested on March 26, 2010 but no common shares were issued in connection therewith due to restrictions on the issuance of equity awards in connection with the Company’s ongoing Chapter 11 proceedings.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Common Shares

5% Stockholders

Stephen W. Bershad (3) P.O. Box 31100 Santa Fe, NM 87594	6,251,806	13.05%
JEC II Associates, LLC (4) 68 Mazzeo Drive Randolph, MA 02368	4,766,972	9.95%

Sumitomo Heavy Industries, Ltd. 9-11, Kitashinagawa 5-chome Shinagawa-ku, Tokyo, 141-8686, Japan	4,078,238	8.51%

Howson Tattersall Investment Counsel Limited 70 University Avenue, Suite 1100 Toronto, Ontario Canada M5J 2M4	3,210,974	6.70%

Mittleman Brothers, LLC (5) 575 Madison Avenue 10th Floor New York, NY 10022	2,742,317	5.72%

Royce & Associates, LLC 745 Fifth Avenue New York, NY 10151	2,638,914	5.51%

Directors and Executive Officers
Sergio Edelstein, Ph.D. (6)	358,794	*

Benjamin J. Virgilio (7)	59,882	*

Byron O. Pond (8)	52,824	*

Richard B. Black (9)	45,007	*

Phillip A. Griffiths, Ph.D. (10)	37,362	*

Garrett A. Garrettson, Ph.D. (11)	61,482	*

Marina Hatsopoulos (12)	61,482	*

Philippe Brak (13)	16,667	*

Stephen Webb (14)	64,093	*

Anthony Bellantuoni (15)	21,335	*

All Directors and executive officers as a group (10 persons)	778,928	1.62%

*	Represents less than 1% of the outstanding common shares.
(1)	Unless otherwise indicated, the address of each stockholder is c/o GSI Group, Inc., 125 Middlesex Turnpike; Bedford, Massachusetts 01730.
(2)	The information provided in this table is based on the Company’s records, information supplied to the Company by its executive officers, directors and principal stockholders and information contained in Schedules 13D and 13G filed with the SEC.
(3)	Pursuant to a Schedule 13D/A filed with the SEC on December 3, 2009 by Stephen W. Bershad, Robert G. Deuster, R. Douglas Norby, Robert G. Stevens and Eliot M. Fried, Messrs. Bershad, Deuster, Norby, Stevens and Fried may comprise a “group” within the meaning of Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended. The number of shares does not include 5,000 shares held by Mr. Deuster, with respect to which Mr. Deuster has sole voting and dispositive power. Messrs. Deuster, Norby, Stevens and Fried disclaim beneficial ownership in the 6,251,806 shares held by Mr. Bershad, with respect to which Mr. Bershad has sole voting and dispositive power.
(4)	Heidi Shippell-Heiland and K. Peter Heiland are the managers of JEC II Associates, LLC. Each of Ms. Shippell-Heiland and Mr. Heiland disclaim beneficial ownership in the securities, except to the extent of their pecuniary interest therein.
(5)	Pursuant to a Schedule 13G filed with the SEC on February 1, 2010, the reported shares include 2,542,317 shares held by Mittleman Investment Management LLC (“MIM”) and 200,000 shares held by Mittleman Master Fund L.P. (“MMF”). MIM is a wholly-owned subsidiary of Mittleman Brothers, LLC (“Mittleman Brothers”). Additionally, Mittleman Brothers owns 100% of Mittleman Fund Management LLC, which is the general partner of MMF. Mittleman Brothers has the sole power to vote or direct the vote of, and the sole power to dispose or direct the disposition of, all 2,742,317 reported shares. Mittleman Brothers disclaims any beneficial ownership of, or pecuniary interest in, any of the shares owned by MIM or MMF.
(6)	Excludes 47,000 shares that vested on March 26, 2010 but for which no common shares were issued due to the Company’s ongoing Chapter 11 proceedings. Excludes 175,000 shares of restricted stock, which are subject to a risk of forfeiture in favor of the Company and for which Dr. Edelstein does not have voting rights or the right to receive dividends until vested.
(7)	Includes options to purchase 20,000 common shares that are exercisable within 60 days of March 23 2010. Excludes 7,703 shares of restricted stock, which are subject to a risk of forfeiture in favor of the Company and for which Mr. Virgilio does not have voting rights or the right to receive dividends until vested.
(8)	Includes options to purchase 20,000 common shares that are exercisable within 60 days of March 23, 2010. Excludes 7,703 shares of restricted stock, which are subject to a risk of forfeiture in favor of the Company and for which Mr. Pond does not have voting rights or the right to receive dividends until vested.
(9)	Includes options to purchase 20,000 common shares that are exercisable within 60 days of March 23, 2010. Excludes 7,703 shares of restricted stock, which are subject to a risk of forfeiture in favor of the Company and for which Mr. Black does not have voting rights or the right to receive dividends until vested.
(10)	Includes options to purchase 20,000 common shares that are exercisable within 60 days of March 23, 2010. Excludes 7,703 shares of restricted stock, which are subject to a risk of forfeiture in favor of the Company and for which Dr. Griffiths does not have voting rights or the right to receive dividends until vested.
(11)	Includes options to purchase 50,000 common shares that are exercisable within 60 days of March 23, 2010. Excludes 7,703 shares of restricted stock, which are subject to a risk of forfeiture in favor of the Company and for which Dr. Garrettson does not have voting rights or the right to receive dividends until vested.
(12)	Includes options to purchase 50,000 common shares that are exercisable within 60 days of March 23, 2010. Excludes 7,703 shares of restricted stock, which are subject to a risk of forfeiture in favor of the Company and for which Ms. Hatsopoulos does not have voting rights or the right to receive dividends until vested.
(13)	Excludes 8,333 shares of restricted stock, which are subject to a risk of forfeiture in favor of the Company and for which Mr. Brak does not have voting rights or the right to receive dividends until vested.
(14)	Includes options to purchase 10,000 common shares that are exercisable within 60 days of March 23, 2010. Excludes 6,266 shares that vested on March 26, 2010 but for which no common shares were issued due to the Company’s ongoing Chapter 11 proceedings. Excludes 4,166 shares of restricted stock, which are subject to a risk of forfeiture in favor of the Company and for which Mr. Webb does not have voting rights or the right to receive dividends until vested.
(15)	Excludes 9,400 shares that vested on March 26, 2010 but for which no common shares were issued due to the Company’s ongoing Chapter 11 proceedings. Excludes 4,166 shares of restricted stock, which are subject to a risk of forfeiture in favor of the Company and for which Mr. Bellantuoni does not have voting rights or the right to receive dividends until vested.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the Company’s common shares that may be issued upon the exercise of options and rights under all of its existing equity compensation plans as of December 31, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans approved by security holders (1)	430,377	(2)	$9.49	4,004,789

(1)	Options outstanding as of December 31, 2008 were originally issued pursuant to the 1995 Award Plan, which was approved by the Company’s shareholders. In May 2006, the Company’s shareholders approved the adoption of the 2006 Equity Incentive Plan. The Company intends for all future equity grants to proceed under the 2006 Equity Incentive Plan. Shares issuable upon exercise of the outstanding options as of December 31, 2008 will proceed under the 2006 Equity Incentive Plan. Furthermore, pursuant to the terms of the 2006 Equity Incentive Plan, any shares reserved for issuance under the 1995 Award Plan related to options will return to the 2006 Equity Incentive Plan pool to the extent the associated options expire unexercised. Accordingly, the securities available for future issuance at December 31, 2008 relate exclusively to the 2006 Equity Incentive Plan.
(2)	Excludes 760,524 shares of unvested restricted common stock issued under the 2006 Equity Incentive Plan.

All of the equity compensation plans listed above or described in the table have been approved by the Company’s shareholders. Refer to Note 10 of the Notes to Consolidated Financial Statements for further discussion regarding the Company’s equity compensation plans.

CHANGE IN CONTROL AGREEMENTS

As discussed in Item 1. Business—Significant Recent Events—The Third Modified Joint Chapter 11 Plan of Reorganization, pursuant to the Company’s Third Modified Joint Chapter 11 Plan of Reorganization (i) holders of the Senior Note Claims would, in exchange for the Senior Note Claims, receive approximately 53.8% of the Company’s post-consummation outstanding shares, (ii) the Company’s wholly owned subsidiary, GSI Group Limited, would, in exchange for the GSI UK Note Claim receive approximately 5.1% of the Company’s post-consummation outstanding shares, and (iii) the Company’s existing shareholders would retain approximately 41.1% of the Company’s post-consummation outstanding shares. As a result, if the Third Modified Joint Chapter 11 Plan of Reorganization as described in Item 1 above is confirmed by the Bankruptcy Court and becomes effective, which effectiveness is subject to customary conditions, a change in control of the Company will occur.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

RELATED PARTY TRANSACTIONS

The Company’s written Code of Ethics and Business Conduct sets forth the general principle that the Company’s directors, officers and employees must act in the best interests of the Company and its shareholders and must refrain from engaging in any activity that presents a conflict of interest or having a personal interest that presents a conflict of interest. The Code of Ethics and Business Conduct generally provides that a conflict of interest is an interest that might impair or even appear to impair an individual’s ability to make objective and fair decisions while performing his or her duties and responsibilities to the Company honestly, objectively and effectively. There may be times when a commercial relationship involving the Company’s directors, officers or employees or their family members is beneficial to the Company and is not likely to raise material conflict of interest issues, but those situations should be disclosed to the Company for further review. The Company’s policy is to review periodically, but not less than annually, all related party transactions for potential conflict of interest situations. The Nominating and Corporate Governance Committee of the Board of Directors performs this review and determines if any transaction creates a conflict of interest.

Richard B. Black is the Chairman of the Company’s Board of Directors. Mr. Black is also the President and Chief Executive Officer of ECRM, Inc. (ECRM). ECRM manufactures laser systems equipment for the printing and publishing industry. During the year-ended December 31, 2008, the Company recognized approximately $0.5 million in sales revenue related to purchases of equipment from the Company by ECRM. All sales to ECRM were made pursuant to the Company’s standard contract terms and conditions. The Nominating and Governance Committee of the Company’s Board of Directors has reviewed and confirmed that ECRM received no favored commercial treatment. In April 2009, Mr. Pond, a member of the Company’s Board of Directors, joined the Board of Directors of ECRM. The Board of Directors has determined that Messrs. Black and Pond are “independent directors” as defined in NASDAQ Listing Rule 5605(a)(2).

As it relates to other related party transactions during the year-ended December 31, 2008, the Company recorded sales and raw materials purchases from Sumitomo Heavy Industries Ltd. (Sumitomo), a significant shareholder of the Company. During the year-ended December 31, 2008, the Company recorded sales revenue from Sumitomo of approximately $3.1 million and purchased approximately $0.1 million of raw materials from Sumitomo. The amounts and terms of these transactions were equivalent to similar third-party transactions.

BOARD DETERMINATION OF INDEPENDENCE

The Company’s Board of Directors uses the definition of independence established by The NASDAQ Stock Market. The Company’s Board of Directors has determined that, with the exception of Sergio Edelstein, Ph.D., the Company’s President and Chief Executive Officer, all of the members of its Board of Directors as of December 31, 2008 do not have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of the Company. Accordingly, each of Messrs. Black, Garrettson, Ph.D., Griffiths, Ph.D., Pond and Virgilio and Ms. Hatsopoulos is an “independent director” as defined in NASDAQ Listing Rule 5605(a)(2).

Item 14.	Principal Accountant Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees for professional audit services rendered by Ernst & Young LLP, the Company’s independent registered public accounting firm, for the audit of the Company’s consolidated annual financial statements for the years-ended December 31, 2008 and 2007, and fees for other services rendered by Ernst & Young LLP during those periods.

	2008	2007

Audit Fees (1)	$4,980,000	$1,705,000

Audit-Related Fees (2)	572,000	34,000

Tax Fees (3)	423,000	470,000

All Other Fees (4)	2,000	1,000

Total	$5,977,000	$2,210,000

(1)	Consists of fees billed for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of the Company’s interim consolidated financial statements included in quarterly reports, audit of the Company’s effectiveness of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements. In 2008, audit fees increased approximately $1.5 million due to services rendered in connection with the Company’s revenue recognition investigation and financial statement restatement. Additional audit fees were incurred for the 2008 audit as the result of the change of the audit scope due to the revenue recognition errors.
(2)	Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s consolidated financial statements and are not reported under “Audit Fees”. In 2008, such fees related to services performed by Ernst & Young LLP in connection with the Company’s acquisition of Excel Technology, Inc.
(3)	Consists of fees billed for professional services rendered for tax compliance, tax advice and tax planning.
(4)	Represents fees billed for Ernst & Young LLP’s online research tool.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by the Company’s independent registered public accounting firm. This policy generally provides that the Company will not engage its independent registered public accounting firm to render audit or non-audit services unless the Audit Committee specifically approves the service in advance, or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to the Company by its independent registered public accounting firm during the next twelve months. An example of pre-approved services would be assistance to the Company in filing foreign statutory accounts or preparing foreign tax returns. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount. Additionally, de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The prior approval of the Audit Committee was obtained for all services provided by Ernst & Young LLP in fiscal 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1. List of Financial Statements

The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.

2. List of Financial Statement Schedules

All schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

3. List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Amended and Restated Agreement and Plan of Merger, by and among Lumonics Inc., Grizzly Acquisition Corp., New Grizzly Acquisition Corp. and General Scanning, Inc., dated October 27, 1998.	S-4/A	333-71449	Annex A	2/11/99

2.2	Asset Purchase Agreement, by and among GSI Lumonics Life Science Trust, GSI Lumonics Trust, Inc. and Packard BioScience Company, dated August 19, 2000.	8-K	000-25705	2.1	10/16/00

2.3	Purchase and Sale Agreement and Joint Escrow Instructions, by and between Alexandria Real Estate Equities, Inc., and General Scanning, Inc., dated February 29, 2000, including amendments.	10-K	000-25705	2.2	3/23/01

2.4	Agreement for the sale and purchase of the whole of the issued share capital of Westwind Air Bearings Limited and Westwind Air Bearings Inc., by and among Cobham plc, FR Holdings Inc., Lockman Investments Limited, GSI Lumonics Limited and GSI Lumonics, Corporation, dated December 10, 2003.	8-K	000-25705	2.1	12/10/03

2.5	Agreement and Plan of Merger, by and among GSI Lumonics Inc., Motion Acquisition Corporation and MicroE Systems Corp., dated April 12, 2004.	8-K	000-25705	2.1	4/13/04

2.6	Agreement and Plan of Merger, by and among the Registrant, Eagle Acquisition Corporation, and Excel Technology, Inc. dated July 9, 2008.	8-K	000-25705	2.1	7/11/08

2.7	Definitive Agreement, by and between the Registrant and Gooch & Housego plc., dated July 3, 2008.	10-Q	000-25705	2.1	4/13/10

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

4.1	Securities Purchase Agreement, by and among the Registrant, GSI Group Corporation and the purchasers set forth therein, pursuant to the Agreement and Plan of Merger by and between the Registrant, Eagle Acquisition Corporation, and Excel Technology, Inc., dated July 10, 2008.	8-K	000-25705	10.1	7/11/08

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.2	Indenture, by and among GSI Group Corporation, as issuer, the Registrant and Eagle Acquisition Corporation, as Guarantors, and The Bank of New York Mellon Trust Company, N.A. as trustee, dated August 20, 2008.	8-K	000-25705	10.1	8/21/08

4.3	Warrant Agreement, by and among the Registrant and the initial holders set forth therein, dated August 20, 2008.	8-K	000-25705	10.2	8/21/08

4.4	Second Supplemental Indenture, by and among the Registrant, GSI Group Corporation, Excel Technology, Inc. and Bank of New York Mellon Trust Company, N.A., as trustee, dated March 5, 2009.	8-K	000-25705	10.1	3/11/09

10.1	Registration Rights Agreement, by and among the Registrant and the signatories thereto, dated August 20, 2008.	8-K	000-25705	10.3	8/21/08

10.2	Tender and Support Agreement, by and among the Registrant and the signatories thereto, dated July 9, 2008.	8-K	000-25705	99.1	7/11/08

10.3	Amended and Restated Shareholder Rights Plan Agreement, by and between the Registrant and Computer Share Investor Services, dated May 15, 2008.					*

10.4	Form of Forbearance Agreement.	8-K	000-25705	10.1	2/11/09

10.5	Form of Indemnification Agreement.	8-K	000-25705	10.1	6/10/09

10.6	Noteholder Restructuring Plan Support Agreement, by and among the Registrant, GSI Group Corporation, MES International, Inc. and Liberty Harbor Master Fund I, L.P., Tinicum Capital Partners II, L.P., Highbridge International LLC, Special Value Continuation Partners, L.P., Special Value Expansion Fund, LLC, Tennenbaum Opportunities Partners V, LP, Special Value Opportunities Fund, LLC, and Hale Capital Partners, LP., dated November 19, 2009.	8-K	000-25705	10.1	11/20/09

10.7	Amended Noteholder Restructuring Plan Support Agreement, by and among the Registrant, GSI Group Corporation, MES International, Inc. and Liberty Harbor Master Fund I, L.P., Tinicum Capital Partners II, L.P., Highbridge International LLC, Special Value Continuation Partners, L.P., Special Value Expansion Fund, LLC, Tennenbaum Opportunities Partners V, LP, Special Value Opportunities Fund, LLC, and Hale Capital Partners, LP., dated March 16, 2010.	8-K	000-25705	10.1	3/19/10

10.8	1992 Stock Option Plan of GSIG.	S-1	33-95718	Appendix B	8/11/95

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.9	1995 Directors’ Warrant Plan of GSIG.	S-1	33-95718	10.3	8/11/95

10.10	1994 Key Employees and Directors Stock Option Plan of Lumonics Inc.	S-4	333-71449	99.1	1/29/99

10.11	Second Restatement of GSI Lumonics Inc. 1995 Equity Incentive Plan.	S-8	333-118320	4.1	8/18/04

10.12	Form of Non-Qualified Stock Option Agreement Pursuant to the Second Restatement of GSI Lumonics Inc. 1995 Equity Incentive Plan.	10-Q	000-25705	10.1	11/10/04

10.13	2006 Equity Incentive Plan	DEF 14/A	000-25705	Schedule B	4/14/06

10.14	GSI Lumonics Inc. Employee Stock Purchase Plan.	S-8	333-73666	4.1	11/16/01

10.15	Form of Restricted Stock Grant Agreement.	8-K	000-25705	10.1	3/30/07

10.16	Agreement of Purchase and Sale, by and between GSI Lumonics Inc. and Marcomm Fibre Optics, Inc., dated March 7, 2003.	10-K	000-25705	10.32	3/31/03

10.17	Agreement of Purchase and Sale, by and between GSI Lumonics Inc. and NegotiArt Inc., dated June 20, 2003.	10-K	000-25705	10.13	3/15/04

10.18	First Amending Agreement to the Agreement Purchase and Sale, by and between GSI Lumonics Inc. and NegotiArt Inc., dated October 1, 2003.	10-K	000-25705	10.14	3/15/04

10.19	Lease, by and between GSI Group Corporation and 123 Middlesex Turnpike, LLC, dated November 2, 2007.					*

10.20	Lease Agreement, by and between GSI Lumonics Corporation and SEWS-DTC, INC., dated February 11, 2005.	8-K	000-25705	10.2	2/16/05

10.21	Agreement of Purchase and Sale of Property, by and between GSI Lumonics Inc. and Ottawa Community Housing Corporation, dated March 17, 2005.	8-K	000-25705	10.1	3/21/05

10.22	Real Estate Purchase and Sale Agreement, by and between GSI Lumonics Corporation and STAG Capital Partners, LLC, dated June 8, 2005.	8-K	000-25705	10.1	7/13/05

10.23	First Amendment to the Real Estate Purchase and Sale Agreement, by and between GSI Lumonics Corporation and STAG Capital Partners, LLC, dated July 7, 2005.	8-K	000-25705	10.2	7/13/05

10.24	Sublease Agreement, by and between GSI Lumonics GmbH and MotorVison Film, dated March 17, 2006.	8-K	000-25705	10.1	3/23/06

10.25	Real Estate Purchase and Sale Agreement, by and between the GSI Group Corporation and SAgE Aggregation, LLC, dated November 14, 2005.	8-K	000-25705	10.1	1/10/06

10.26	Amendment to Real Estate Purchase and Sale Agreement, by and between the GSI Group Corporation and SAgE Aggregation, LLC, dated December 26, 2005.	8-K	000-25705	10.2	1/10/06

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.27	Second Amendment to Real Estate Purchase and Sale Agreement, by and between the GSI Group Corporation and Stag II Maple Grove LLC (successor to SAgE Aggregation, LLC), dated December 29, 2005.	8-K	000-25705	10.3	1/10/06

10.28	Settlement Agreement, by and between GSI and Robotic Vision Systems, Inc., dated June 12, 1998.	S-4	000-25705	10.31	1/29/99

10.29	OEM Supply Agreement, by and between the Registrant and Sumitomo Heavy Industries, Ltd., dated August 31, 1999.	10-K	000-25705	10.21	3/22/00

10.30	Form of Executive Retirement And Severance Benefits Agreement.	8-K	000-25705	10.1	2/16/05

10.31	Form of Executive Retention Agreement.	8-K	000-25705	10.1	6/9/06

10.32	Interim Incentive Program, dated May 18, 2006.	10-Q	000-25705	10.1	8/9/06

10.33	Transition Agreement with Mr. Charles Winston, dated July 24, 2006.	8-K	000-25705	10.1	7/28/06

10.34	Incentive Compensation Agreement by and between Registrant and Charles D. Winston, dated December 1, 2005.	10-Q	000-25705	10.1	5/9/06

10.35	Employment Agreement, by and between the Registrant and Charles D. Winston, dated January 1, 2004.	10-K	000-25705	10.5	3/15/04

10.36	Termination and Change-In-Control Agreement with Dr. Sergio Edelstein, dated February 3, 2009.	8-K	000-25705	10.1	2/9/09

10.37	Separation Agreement with Robert L. Bowen, dated January 23, 2009.	8-K	000-25705	10.1	1/29/09

10.38	Employment Agreement, by and between the Registrant and Robert L. Bowen, dated November 10, 2005.	10-K	000-25705	10.20	3/14/06

10.39	Separation Agreement with Daniel J. Lyne, dated January 23, 2009.	8-K	000-25705	10.1	1/29/09

10.40	Executive Retirement and Severance Benefits Agreement with Kurt Pelsue, dated April 22, 2005.	8-K	000-25705	10.2	4/27/05

10.41	Written Resolution of the Compensation Committee, dated August 28, 2006.	10-Q	000-25705	10.1	11/6/06

10.42	Written Resolution of the Compensation Committee, dated September 22, 2006.	10-Q	000-25705	10.2	11/6/06

21.1	Subsidiaries of the Registrant.					*

23.1	Consent of Independent Registered Public Accounting Firm.					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, GSI Group Inc., has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI GROUP INC.

By:	/S/ SERGIO EDELSTEIN
Dr. Sergio Edelstein
President and Chief Executive Officer

Date: April 13, 2010

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Sergio Edelstein and Glenn E. Davis, and each of them, his true and lawful proxies, attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and title with the SEC any and all amendments to this Annual Report on Form 10-K, together with all exhibits thereto, (ii) act, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them and his and their substitute or substitutes, full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SERGIO EDELSTEIN Dr. Sergio Edelstein	Director, President and Chief Executive Officer (Principal Executive Officer)	April 13, 2010

/S/ GLENN E. DAVIS Glenn E. Davis	Principal Financial Officer and Principal Accounting Officer	April 13, 2010

/S/ RICHARD B. BLACK	Chairman of the Board of Directors	April 13, 2010
Richard B. Black

/S/ PHILLIP A. GRIFFITHS	Director
Phillip A. Griffiths		April 13, 2010

/S/ BYRON O. POND	Director
Byron O. Pond		April 13, 2010

/S/ BENJAMIN J. VIRGILIO	Director
Benjamin J. Virgilio		April 13, 2010

/S/ GARRETT A. GARRETTSON	Director
Garrett A. Garrettson		April 13, 2010

/S/ MARINA HATSOPOULOS	Director
Marina Hatsopoulos		April 13, 2010