Form 10-Q
period 2009-04-03
GSI GROUP INC
filed 2010-10-01
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12 , 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☑

As of August 31, 2010, there were 100,026,395 of the Registrant’s common shares, no par value, issued and outstanding.

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

The Audit Committee’s advisors reported the results of the investigation to the Audit Committee on April 24, 2009. The Company voluntarily reported the investigation results to the Securities and Exchange Commission (“SEC”) on April 30, 2009. The Company later announced in May 2009 that it was reviewing sales transactions of its Semiconductor Systems segment during fiscal years 2004 and 2005 to determine if adjustments needed to be made to those periods. Thereafter, on June 30, 2009, the Company announced that it was undertaking a preliminary review of the timing of revenue recognized in connection with multiple element arrangements in its Precision Technology segment from 2004 through 2008 to determine if adjustments need to be made to those periods (collectively with the Audit Committee’s review of transactions in the Semiconductor Systems segment and any other related Company reviews of transactions in the Semiconductor Systems segment and Precision Technology segment, the “Revenue Review”). As is further explained in Note 2 to Consolidated Financial Statements, in connection with the Revenue Review, the Company concluded that there were a number of adjustments required that primarily relate to revenue recognition and the corresponding adjustments to deferred revenue, cost of goods sold and other assets. Adjustments to revenue resulted in revenue and their related costs being deferred and recognized in subsequent periods once all revenue recognition criteria have been met. In addition, these adjustments did not affect the Company’s cash balances. The transactions that are being restated as a result of the Revenue Review include transactions for which the complete facts required to make the appropriate assessment with respect to the timing of the revenue recognition were not communicated to the finance department at the time the initial revenue was booked. As of September 26, 2008, a substantial portion of the revenue deferred through the restatement remains deferred, pending the finalization of all deliverables under the terms of the arrangements with customers. The revenue adjustments, in aggregate for both the Semiconductor Systems and the Precision Technology segments, primarily relate to:

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

In connection with its restatement, the Company and Ernst & Young LLP, its independent auditors, identified and reported to the Company’s Audit Committee significant internal control matters that collectively constitute “material weaknesses”. Please see “Item 4. Controls and Procedures” below for a description of these matters, and of certain of the measures that have been implemented to date, as well as additional steps the Company plans to take to strengthen its controls.

The Company did not amend its previously filed annual reports on Form 10-K or any quarterly reports on Form 10-Q. The consolidated financial statements and related consolidated financial information contained in previously filed reports, including for the years ended December 31, 2007 and 2006 and for the first two quarterly reports during 2008 and the first three quarters of 2007, should no longer be relied upon.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	April 3, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$53,565	$69,001
Accounts receivable, net of allowance of $1,675 and $1,687, respectively	38,369	50,494
Income taxes receivable	25,440	30,038
Inventories	78,799	78,508
Deferred tax assets	10,961	11,106
Deferred cost of goods sold	37,598	20,507
Deferred debt financing costs	5,668	5,999
Prepaid expenses and other current assets	7,599	9,569

Total current assets	257,999	275,222
Property, plant and equipment, net of accumulated depreciation and amortization of $44,770 and $45,309, respectively	53,006	54,439
Deferred tax assets	23,649	23,802
Deferred cost of goods sold	—	23,133
Investments in auction rate securities	25,819	25,065
Other assets	4,062	2,133
Intangible assets, net	68,907	71,460
Goodwill	45,063	45,063

Total Assets	$478,505	$520,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt (Note 8)	$186,030	$185,115
Accounts payable	16,128	20,286
Accrued compensation and benefits (Note 3)	6,822	8,452
Deferred revenue	73,857	45,061
Deferred tax liabilities	483	486
Other accrued expenses (Note 3)	14,995	23,892

Total current liabilities	298,315	283,292
Deferred revenue	—	39,164
Deferred tax liabilities	30,102	30,131
Accrued restructuring, net of current portion	939	1,072
Income taxes payable	5,233	5,166
Accrued pension liability (Note 3)	3,894	4,026
Other liabilities (Note 3)	5,921	4,569

Total liabilities	344,404	367,420
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 47,733,255 and 47,567,874, respectively	330,896	330,896
Additional paid-in capital	11,617	10,733
Accumulated deficit	(201,457)	(184,716)
Accumulated other comprehensive loss	(7,156)	(4,236)

Total GSI Group Inc. stockholders’ equity	133,900	152,677
Noncontrolling interest	201	220

Total stockholders’ equity	134,101	152,897

Total Liabilities and Stockholders’ Equity	$478,505	$520,317

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Three Months Ended
	April 3, 2009	March 28, 2008
	(Unaudited)	(Unaudited, as Restated)
Sales	$63,908	$61,225
Cost of goods sold	40,309	38,668

Gross profit	23,599	22,557

Operating expenses:
Research and development and engineering	8,131	7,788
Selling, general and administrative	14,838	15,874
Amortization of purchased intangible assets	1,620	552
Restructuring, restatement related costs and other	8,300	(323)
Pre-petition professional fees	670	—

Total operating expenses	33,559	23,891

Loss from operations	(9,960)	(1,334)
Interest income	140	1,166
Interest expense	(7,176)	(17)
Foreign exchange transaction gains	41	138
Other income (expense), net	(727)	121

Income (loss) from continuing operations before income taxes	(17,682)	74
Income tax provision (benefit)	(922)	260

Loss from continuing operations	(16,760)	(186)
Income from discontinued operations, net of tax	—	219

Consolidated net income (loss)	$(16,760)	$33
Less: Net loss attributable to noncontrolling interest	19	—

Net income (loss) attributable to GSI Group Inc.	$(16,741)	$33

Loss from continuing operations attributable to GSI Group Inc. per common share:
Basic	$(0.35)	$—
Diluted	$(0.35)	$—
Income from discontinued operations attributable to GSI Group, Inc. per common share:
Basic	$—	$0.01
Diluted	$—	$0.01
Net income (loss) attributable to GSI Group Inc. per common share:
Basic	$(0.35)	$—
Diluted	$(0.35)	$—

Weighted average common shares outstanding—basic	47,593	41,972
Weighted average common shares outstanding—diluted	47,593	42,204

Amounts attributable to GSI Group Inc.:
Loss from continuing operations	$(16,741)	$(186)
Income from discontinued operations	—	219

Net income (loss)	$(16,741)	$33

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Three Months Ended
	April 3, 2009	March 28, 2008
	(Unaudited)	(Unaudited, as Restated)
Cash flows from operating activities:
Consolidated net income (loss)	$(16,760)	$33
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss from operations of discontinued operations	—	(219)
Depreciation and amortization	4,731	3,424
Provision for uncollectible receivables	125	(29)
Provision for inventory obsolescence	(52)	1,379
Step-up value of acquired inventory sold	139	—
Share based compensation	884	844
Deferred income taxes	266	(54)
Earnings from equity investment	(72)	(106)
(Gain) loss on sale of property and assets	(177)	51
Gain on sale of auction rate securities	(76)	—
Non-cash interest expense	1,246	—
Non-cash restructuring charges	13	—
Changes in operating assets and liabilities:
Accounts receivable	12,270	1,400
Inventories	(977)	(2,569)
Deferred costs	7,372	(6,192)
Prepaid expenses and other current assets	2,135	285
Deferred revenue	(12,649)	11,788
Deferred rent	(78)	644
Accounts payable, accruals and taxes receivable and payable	(11,577)	(7,957)
Changes in other non-current assets and liabilities	(1,956)	(175)
Cash used in operating activities of discontinued operations	—	302

Cash provided by (used in) operating activities	(15,193)	2,849
Cash flows from investing activities:
Purchases of property, plant and equipment	(437)	(3,634)
Proceeds from the sale of auction rate securities	301	—
Proceeds from the sale of property, plant and equipment	462	—

Cash provided by (used in) investing activities	326	(3,634)
Cash flows from financing activities:
Purchases of the Company’s common shares	—	(3,113)
Net proceeds from the issuance of share capital	—	18
Excess tax benefit of stock options	—	8

Cash provided by financing activities	—	(3,087)
Effect of exchange rates on cash and cash equivalents	(569)	2,137

Decrease in cash and cash equivalents	(15,436)	(1,735)
Cash and cash equivalents, beginning of period(1)	69,001	172,387

Cash and cash equivalents, end of period(1)	$53,565	$170,652

Supplemental disclosure of non cash investing activity:
Auction rate securities	$978	$—

(1)	The Consolidated Statements of Cash Flows include cash and cash equivalent balances (in thousands) of $0, and $1 of discontinued operations for the three months ended April 3, 2009, and March 28, 2008, respectively.

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

Acquisition of Excel Technology, Inc.

In August 2008, the Company acquired Excel, a designer, manufacturer and marketer of photonics-based solutions consisting of lasers, laser-based systems, precision motion devices and electro-optical components, primarily for industrial and scientific applications. Excel, which was headquartered in East Setauket, New York, manufactures its products in plants located in the United States and Germany, and sells its products to customers worldwide, both directly and indirectly through resellers and distributors. The Company acquired Excel in exchange for a cash payment of $368.7 million, including transaction costs, a portion of which was financed with proceeds received from the issuance of $210.0 million of 11% Senior Notes due 2013 (the “2008 Senior Notes”). This loan is discussed further in Notes 8 and 17 to Consolidated Financial Statements. Subsequent to the acquisition of Excel, the Company established a third segment which was comprised solely of the operations of the newly acquired entity. In 2009, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change. More specifically, certain portions of a specific product line within the Precision Technology segment were transferred to the Excel segment. The Company’s reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented. See Note 4 to Consolidated Financial Statements for further details regarding the Excel transaction.

Divestiture of U.S. General Optics Business

On October 8, 2008, the Company completed the sale of its General Optics business (the “U.S. Optics Business”), located in Moorpark, California, for $21.6 million, which represented a gain of $8.7 million, net of tax. The sale of the U.S. Optics Business is reported as Gain on Disposal of Discontinued Operations in the Company’s consolidated statements of operations for the year ended December 31, 2008. This business was part of the Company’s Precision Technology segment. The results of operations of the U.S. Optics Business have been reclassified and reported as income from discontinued operations in the Company’s consolidated statements of operations. See Note 5 to Consolidated Financial Statements for further details regarding the sale of the U.S. Optics Business.

Chapter 11 Bankruptcy Filing

On December 12, 2008, the Company announced that it had received four letters from certain holders of the 2008 Senior Notes issued in connection with the acquisition of Excel, alleging that the Company had failed to comply with the covenant in the governing Senior Notes Indenture (the “2008 Senior Note Indenture”), that required it to file its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K within the time frames set forth in the SEC’s rules and regulations. Specifically, the letters alleged that the Company failed to file its Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2008 (the “2008 Q3 Report”) within the time period specified by the rules and regulations of the SEC and that if such failure continued for 60 days from the date that the Company received notices of such failure from holders comprising at least 25% of the aggregate principal amount of the 2008 Senior Notes then outstanding, such failure would constitute an event of default. The Company notified the trustee under the 2008 Senior Note Indenture that the letters did not constitute proper notice as required by the terms of the 2008 Senior Note Indenture, and continued working diligently to complete the review by its Audit Committee and to file its 2008 Q3 Report to avoid any claim of an “Event of Default” from occurring under the 2008 Senior Note Indenture. Upon receipt of the letters from the note holders, the Company commenced discussions with certain of the noteholders and, on June 30, 2009, announced that the Company had reached an agreement with certain beneficial owners holding greater than 75% of the outstanding aggregate principal amount of the 2008 Senior Notes on a non-binding term sheet to consensually restructure its outstanding obligations under the 2008 Senior Notes.

As discussed below and in further detail in Note 17 to Consolidated Financial Statements, on November 20, 2009 (the “Petition Date”), GSIG and two of its United States subsidiaries, GSI Group Corporation (“GSI US”) and MES International, Inc. (“MES” and, collectively with GSIG and GSI US, the “Debtors”), filed voluntary petitions for relief (the “Chapter 11 Petitions”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (the “Chapter 11 Cases”).

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Following the Petition Date, the Debtors continued to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In late December 2009, the United States Trustee overseeing the Chapter 11 Cases appointed an Official Committee of Equity Security Holders (the “Equity Committee”) to represent the interests of the Company’s equity holders.

On May 14, 2010, the Debtors entered into a Restructuring Plan Support Agreement (the “May Plan Support Agreement”) with the Equity Committee, the individual members of the Equity Committee (the “Committee Members”) and eight of ten beneficial holders (the “Consenting Noteholders”) of the 2008 Senior Notes. The Consenting Noteholders held 88.1% of the outstanding principal amount of the 2008 Senior Notes. Pursuant to the May Plan Support Agreement which superseded the previous plan support agreement, the Equity Committee, the Committee Members and the Consenting Noteholders agreed to support a modified plan, in the form of the Fourth Modified Joint Chapter 11 Plan of Reorganization for the Debtors (the “May Plan”).

On May 24, 2010, the Debtors filed with the Bankruptcy Court a modified joint Chapter 11 plan of reorganization for the Debtors, which was further supplemented on May 27, 2010 to provide for minor modifications to the May Plan (as supplemented, the “Final Chapter 11 Plan”). On May 27, 2010, the Bankruptcy Court entered an order confirming and approving the Final Chapter 11 Plan and the plan documents.

On July 23, 2010 (the “Effective Date”) the Debtors consummated their reorganization through a series of transactions contemplated by the Final Chapter 11 Plan, and the Final Chapter 11 Plan became effective pursuant to its terms. Refer to Note 17 to Consolidated Financial Statements for additional information concerning the Chapter 11 Cases including a description of material agreements the Company entered into on the Effective Date pursuant to the terms of the Final Chapter 11 Plan.

NASDAQ Delisting Determination

On November 3, 2009, the NASDAQ Hearing Panel (the “Panel”) of the NASDAQ Stock Market (“NASDAQ”) notified the Company that it had determined to delist the Company’s common shares from the NASDAQ Global Select Market and to suspend trading in the Company’s common shares effective at the open of market on November 5, 2009. The Panel’s determination was made in connection with the Company’s non-compliance with the filing requirements set forth in Listing Rule 5250(c)(1) due to the delayed filing of certain of the Company’s periodic reports. As permitted by NASDAQ rules, the Company timely appealed the Panel’s determination to the NASDAQ Listing and Hearing Review Council (the “Listing Council”). On January 15, 2010, the Listing Council notified the Company that it affirmed the Panel’s decision to delist the Company’s securities. On March 15, 2010, the Company received notification from the NASDAQ Stock Market, LLC Board of Directors (the “NASDAQ Board”) that the NASDAQ Board had declined to call for review the January 15, 2010 decision of the Listing Council. Accordingly, pursuant to Listing Rule 5825, the Listing Council’s decision represents the final decision of NASDAQ. In accordance with Listing Rule 5830 and Rule 12d2-2 under the Securities Exchange Act of 1934, NASDAQ filed an application on Form 25 with the SEC on April 5, 2010, to delist the Company’s securities from NASDAQ. The application became effective on April 15, 2010.

Prior to November 4, 2009, the Company’s common shares were traded on The NASDAQ Global Select Market under the symbol “GSIG”. From November 5, 2009 through November 19, 2009, the Company’s common shares were quoted on Pink OTC Markets, Inc., under the trading symbol “GSIG”. Following the Company’s filing of the Chapter 11 Petitions on November 20, 2009, its common shares were quoted on Pink OTC Markets, Inc. under the trading symbol “GSIGQ”. Following the Company’s emergence from bankruptcy on July 23, 2010, its common shares have been quoted on Pink OTC Markets Inc., under the trading symbol “LASR.PK”.

Going Concern

On November 20, 2009, GSIG, together with two of its subsidiaries, voluntarily filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Under the Bankruptcy Code, the Company’s status as a bankruptcy debtor automatically accelerated the payment of the debt arising under the 2008 Senior Notes. Accordingly, this debt has been classified as current as of December 31, 2008 and April 3, 2009 in the Company’s accompanying consolidated balance sheets. Operating in bankruptcy imposed significant risks and uncertainties on the Company’s business.

However, the Company emerged from bankruptcy on July 23, 2010 and in connection therewith completed a rights offering pursuant to which it sold common shares for approximately $85 million (the “Rights Offering”). The proceeds from the Rights Offering were used to pay down a portion of the obligations due with respect to the 2008 Senior Notes. The remaining obligations due with respect to the 2008 Senior Notes for unpaid principal and accrued interest were satisfied through the issuance of the Company’s common shares, the payment of cash and the issuance of new 12.25% Senior Secured PIK Election Notes (the “New Notes”) which mature in July 2014. As a result of the Company’s emergence from bankruptcy and the associated restructuring of its debt obligations, the Company believes it has sufficient liquidity to fund its operations through at least December 31, 2010.

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

On December 4, 2008, the Company announced that it had identified errors in the recognition of revenue related to sales to a customer in the first and second fiscal quarters of 2008 in the Semiconductor Systems segment and that the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 28, 2008 and June 27, 2008 should no longer be relied upon.

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

Adjustments arising from the Revenue Review resulted in sales and their related costs being deferred and recognized in subsequent periods, once all revenue recognition criteria have been met. In addition, these adjustments did not affect the Company’s cash balances. As of April 3, 2009, a substantial portion of the revenue identified in the Revenue Review remains deferred, pending the finalization of all deliverables under the terms of the customer arrangements. The corresponding costs have also been deferred and are included as deferred cost of goods sold as a component of other deferred assets in the accompanying financial statements. All the deferred revenue and the deferred cost of goods sold have been classified as current or long-term, based on the Company’s assessment of when each particular transaction is anticipated to be recognized into revenue.

As discussed further below, the majority of adjustments from the Revenue Review were derived from the Company’s incorrect accounting for multiple element arrangements, the determination of fixed and determinable consideration, and the determination of customer acceptance. The Company found inconsistent and incorrect application of its policies. The transactions that are being restated as a result of the Revenue Review include transactions for which the complete facts required to make the appropriate assessment with respect to the timing of the revenue recognition were not communicated to the finance department at the

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

time the initial revenue was booked. Refer to Note 3 to Consolidated Financial Statements for discussion of the Company’s revenue recognition policy.

In addition to adjustments from the Revenue Review, the Company has also recorded the impact of certain adjustments which, due to their materiality, were not previously recorded. Certain of these adjustments affect revenue, cost of goods sold, the provision for income taxes, and, to a lesser extent, operating expenses.

The net effects of all of the restatement adjustments on the statement of operations for the three months ended March 28, 2008 are as follows (in thousands, except per share data):

	Three Month Period Ended March 28, 2008
	As Reported	Adjustments	As Restated
Sales	$69,028	$(7,803)	$61,225
Cost of goods sold	42,456	(3,788)	38,668

Gross profit	26,572	(4,015)	22,557
Operating expenses	24,795	(904)	23,891

Income (loss) from operations	1,777	(3,111)	(1,334)
Interest income (expense), other income (expense), and foreign exchange transaction gains (losses), net	1,329	79	1,408

Income (loss) from continuing operations, before income taxes	3,106	(3,032)	74
Income tax provision (benefit)	997	(737)	260

Income (loss) from continuing operations	2,109	(2,295)	(186)
Income (loss) from discontinued operations, net of tax	(2)	221	219

Net income (loss) attributable to GSI Group Inc.	$2,107	$(2,074)	$33

Net income (loss) attributable to GSI Group Inc. per common share—basic	$0.05	$(0.05)	$—
Net income (loss) attributable to GSI Group Inc. per common share—diluted	$0.05	$(0.05)	$—

The net effects of all of the restatement adjustments on the statement of stockholders’ equity as of December 31, 2007 are as follows (in thousands):

	Year Ended December 31, 2007
	As Reported	Adjustments	As Restated
Decrease in stockholders’ equity	$374,118	$(28,440)	$345,678

The following table presents the impact of the restatement adjustments to the Company’s beginning retained earnings balance, cumulatively to reflect adjustments booked to all periods prior to January 1, 2008 (in thousands):

Amount
Retained earnings, December 31, 2007 (as previously reported)	$48,329
Adjustments from:
Semiconductor Systems segment Revenue Review, before income tax effect	(38,160)
Precision Technology segment Revenue Review, before income tax effect	(4,226)
All other non-income tax adjustments	(390)
Income tax adjustments	13,578

Total adjustments	(29,198)

Retained earnings, December 31, 2007 (as restated)	$19,131

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The net effects of all of the restatement adjustments on the condensed cash flow statements for the three months ended March 28, 2008 are as follows (in thousands):

	Three Months Ended March 28, 2008
	As Reported(1)	Adjustments	As Restated
Consolidated net income (loss)	$2,107	$(2,074)	$33
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	4,071	1,219	5,290
Changes in assets and liabilities	(2,242)	(232)	(2,474)

Cash flows provided by (used in) operating activities	3,936	(1,087)	2,849
Cash flows provided by (used in) investing activities	(4,039)	405	(3,634)
Cash flows provided by (used in) financing activities	(3,095)	8	(3,087)
Effect of exchange rates on cash and cash equivalents	2,136	1	2,137

Net increase (decrease) to cash and cash equivalents	(1,062)	(673)	(1,735)
Cash and cash equivalents, beginning of year(2)	171,714	673	172,387

Cash and cash equivalents, end of year(2)	$170,652	$—	$170,652

(1)	Amounts as reported reflect operating activities associated with discontinued operations as changes in assets and liabilities.
(2)	The Consolidated Statements of Cash Flows include cash and cash equivalent balances (in thousands) of $1 and $1 of the discontinued operations for the year ended December 31, 2007 and the three months ended March 28, 2008, respectively.

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

The Determination of Customer Acceptance

Under the Company’s policy, sales to customers in Japan, sales to new customers, and sales of new products to existing customers, as defined in its policy, are required to be recorded upon the customer having installed, tested and accepted the product at the customer’s site. Without acceptance for these types of sales, the Company is unable to conclude that the delivery has been achieved in accordance with the criteria in the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” The Revenue Review noted instances whereby the criteria required under its policy to record revenue at the time of shipment had not been achieved; therefore revenue was improperly recognized in an earlier period. In such cases, the Company has deferred revenue recognition until the appropriate customer acceptance was received. Additionally, the Company noted instances where there were two documents representing customer acceptance; one form on a format provided by the Company, and another on a customer-specific form. Often these forms were provided from the customer on separate dates. In these cases of “dual acceptance”, the Company has

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

performed procedures to assess when all deliverables were made, and then reviewed that against the multiple customer acceptance forms. As a result of these procedures, revenue has been generally recorded on the later of the two acceptance forms’ dates.

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

A typical order includes a variety of products shipped over several reporting periods. These transactions were historically recognized based on the invoice price of each product shipped. The restated revenue is recognized under the multiple units shipped methodology, whereby revenue is recognized in each period based upon the lowest common percentage of the products shipped in the period. This approximates a proportional performance model of revenue recognition. This generally results in a partial deferral of revenue to a later reporting period. No revenue is recognized unless one or more units of each product has been delivered.

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

Summary of Sales Adjustments

The following table reflects the adjustments identified during the Company’s Revenue Review, as well as from the recording of previously unrecorded immaterial adjustments. The table presents a reconciliation of sales as previously reported to amounts as restated for the period indicated (in thousands):

Three Months Ended March 28, 2008
Sales, as previously reported	$69,028

Revenue Restatement Adjustments:
Semiconductor Systems segment:
Multiple element arrangements	(5,981)
Customer acceptance not assured	1,108
Price not fixed or determinable	(691)

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Three Months Ended March 28, 2008
Other	(351)

Subtotal Semiconductor Systems segment	(5,915)

Precision Technology segment:
Multiple element arrangements	(2,121)
Price not fixed or determinable	224
Other	9

Subtotal Precision Technology segment	(1,888)

Total revenue restatement adjustments	(7,803)

Sales, as restated	$61,225

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

The following table reflects the adjustments to cost of goods sold and operating expenses that were identified as a result of the Company’s Revenue Review, as well as from the recording of previously unrecorded immaterial adjustments. The table presents a reconciliation of previously reported amounts to amounts as restated for the period indicated (in thousands):

Three Months Ended March 28, 2008
Cost of goods sold, as previously reported	$42,456
Semiconductor Systems segment adjustments	(3,507)
Precision Technology segment adjustments	(1,155)
Reclassification of amortization of intangible assets (core technology)	874

Cost of goods sold, as restated	$38,668

Operating expenses, as previously reported	$24,795
Reclassification of amortization of intangible assets (core technology)	(874)
All other operating expense adjustments	(30)

Operating expenses, as restated	$23,891

Income Taxes

In connection with its Revenue Review, the Company has reassessed it provision for income taxes. As part of its assessment of its provision for income taxes, the Company has recorded two primary adjustments.

In connection with the Revenue Review, the Company reassessed the probability of realization of deferred tax assets in certain jurisdictions taking into account the effect of the restatement. This assessment, while conducted currently in connection with the restatement activities, was performed using only those facts that were known or expected to be knowable at the time in which each accounting period would have been initially closed. Pursuant to SFAS No. 109 the Company only recognizes a deferred tax asset when it is more likely than not of recovery, considering future reversal of deferred tax liabilities, available taxable income in carryback periods, and the probability of future taxable income after a pattern of generating income in the jurisdiction or tax planning

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

strategies that the Company can implement. Accordingly, adjustments have been reflected to the beginning balance sheet to reduce the deferred tax assets, and the corresponding beginning retained earnings balance.

The provision for income taxes has been further adjusted to reflect the statutory rate, adjusted by timing items and other appropriate current period tax credits, as applied against the ‘as adjusted’ income and loss of the Company in various periods. See Note 12 to Consolidated Financial Statements for further disclosure.

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

Basis of Consolidation

The consolidated financial statements include the accounts of GSI Group Inc. and its wholly owned subsidiaries, including the accounts of Excel since August 20, 2008. The accounts of Excel include its 50% owned joint venture, Excel Laser Technology Private Limited (Excel SouthAsia JV), since it is a variable interest entity and the Company is the primary beneficiary of the joint venture. The accompanying consolidated financial statements of the Company include the assets, liabilities, revenue, and expenses of Excel SouthAsia JV over which the Company exercises control. The Company records noncontrolling interest in its consolidated statements of operations for the ownership interest of the minority owners of Excel SouthAsiaJV. Financial information related to the joint venture is not considered material to the consolidated financial statements. Intercompany accounts and transactions have been eliminated.

Comparative Amounts and Other

Certain prior period amounts have been reclassified to conform to the current period presentation in the financial statements and notes thereto as of and for the three months ended April 3, 2009. These reclassifications had no effect on the Company’s previously reported results of operations, financial position and cash flows.

Additionally, the Company has corrected the presentation of certain items in the accompanying consolidated balance sheet as of December 31, 2008. These corrections relate to the following: (i) Correction of $0.1 million previously reported within accrued pension liability to other accrued expenses and (ii) Correction of $0.6 million previously reported within other liabilities to accrued compensation and benefits. These corrections had no effect on the Company’s previously reported results of operations, financial position and cash flows.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash and Cash Equivalents

Cash equivalents consist principally of money market funds invested in U.S. Treasury Securities and repurchase agreements of U.S. Treasury Securities that have original maturities of 90 days or less. The Company does not believe it is exposed to any significant credit risk related to its cash equivalents.

Financial Instruments and Fair Value Measurements

Financial instruments with remaining maturities within one year from the balance sheet date are classified as current. Financial instruments with remaining maturities more than one year from the balance sheet date are classified as long-term.

Long-Term Investments

As of April 3, 2009, the Company held auction rate securities, recorded at a fair value of $25.8 million, and with a par value of $32.0 million. As of December 31, 2008, the Company held auction rate securities, recorded at a fair value of $25.1 million, and with a par value of $32.3 million. These securities were acquired as part of the Company’s purchase of Excel in 2008. These auction rate notes are student loans backed by the federal government and are privately insured. Current capital market conditions have impacted the Company’s ability to liquidate certain auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. Due to the current capital market conditions, an investor’s ability to sell auction rate securities at par has been adversely affected. Due to the uncertainty in the market as to when these auction rate notes will be refinanced or the auctions will resume, the Company has classified these instruments as long-term assets available for sale. If the credit ratings of the issuer, the bond insurers or the collateral deteriorates further, or if the issuers of these auction rate securities are unable to successfully close further auctions, the Company may further reduce the carrying value of these investments and may in the future be required to record impairment charges against these investments, some of which may be considered other-than-temporary impairment charges. From January 1, 2009 through April 3, 2009, the Company recorded $1.0 million of other comprehensive income attributable to the change in unrealized gains relating to assets still held at April 3, 2009. From the date of the Company’s acquisition of Excel through December 31, 2008, the Company recorded $0.1 million of other comprehensive income attributable to the change in unrealized gains relating to assets still held at December 31, 2008.

During the three months ended April 3, 2009, the Company sold $0.3 million in par value of its auction rate securities valued at $0.2 million for $0.3 million in proceeds which resulted in the recognition of realized gains of approximately $0.1 million. The gains realized upon the sale of the auction rate securities are recorded in other income (expense), net in the accompanying consolidated statement of operations for the three months ended April 3, 2009. No losses were realized upon the sale of any auction rate securities during the three months ended April 3, 2009. The Company determines the cost of a security sold and the amount to be reclassified out of accumulated other comprehensive income (loss) into earnings based on the specific identification method. During the three months ended April 3, 2009, no amounts were reclassified out of accumulated other comprehensive income (loss) into earnings related to the sale of the Company’s auction rate securities. See Note 17 to Consolidated Financial Statements for discussion of sales of auction rate securities after April 3, 2009.

At April 3, 2009 and December 31, 2008, the Company had a 25.1% equity investment in a privately held company located in the United Kingdom, valued at $0.9 million and $0.8 million at April 3, 2009 and December 31, 2008, respectively, and included in other assets in the accompanying consolidated balance sheets. The Company uses the equity method to record the results of this entity. In relation to this investment, the Company recognized income of $0.1 million and $0.1 million for the three months ended April 3, 2009 and March 28, 2008, respectively, which are shown in other income (expense), net in the accompanying consolidated statements of operations.

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” with no impact to its consolidated results and financial position. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs.

SFAS No. 157 establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which the Company can access.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•	Level 2. Observable inputs other than those described in Level 1.

•	Level 3. Unobservable inputs.

On January 1, 2009, the Company implemented the guidance in SFAS No. 157 related to all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities in accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”. However, no significant nonrecurring fair value measurements were conducted during the three months ended April 3, 2009.

The following table summarizes the Company’s assets and liabilities, as of April 3, 2009, that are measured at fair value on a recurring basis (in thousands):

	April 3, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash equivalents(1)	$13,952	$13,952	$—	$—
Auction rate securities(2)	25,819	—	—	25,819

Total	$39,771	$13,952	$—	$25,819

(1)	Cash equivalents are valued at quoted market prices in active markets.
(2)	Auction rate securities are valued based on assumptions that market participants might use in their estimates of fair value (including, among other factors, underlying collateral and lack of liquidity).

The following table summarizes the Company’s assets and liabilities, as of December 31, 2008, that are measured at fair value on a recurring basis (in thousands):

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash equivalents(1)	$36,324	$36,324	$—	$—
Auction rate securities(2)	25,065	—	—	25,065

Total	$61,389	$36,324	$—	$25,065

(1)	Cash equivalents are valued at quoted market prices in active markets.
(2)	Auction rate securities are valued based on assumptions that market participants might use in their estimates of fair value (including, among other factors, underlying collateral and lack of liquidity).

The following table summarizes the activity during the three months ended April 3, 2009 with respect to the auction rate securities, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2008	$25,065
Sales	(224)
Unrealized gains	978
Unrealized losses	—

Balance at April 3, 2009	$25,819

See Note 8 to Consolidated Financial Statements for discussion of the estimated fair value of the Company’s 2008 Senior Notes.

Accounts Receivable and Allowance

Trade accounts receivable are recorded at the invoiced amount. The Company generally does not require collateral for trade accounts receivable. The Company maintains an allowance for doubtful accounts. The allowance for doubtful accounts is based on the

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, adjusted for any impairment, less accumulated depreciation. The Company uses the straight-line method to calculate the depreciation of its fixed assets over their estimated useful lives. Estimated useful lives for buildings and improvements range from 3 to 60 years and for machinery and equipment from 1 to 13 years. Leasehold improvements are amortized over the lesser of their useful lives or lease terms, including any renewal period options that are expected to be exercised. Repairs and maintenance are expensed as incurred.

The Company undertakes a review of its property, plant and equipment carrying values whenever events or circumstances indicate that the carrying amounts may not be recoverable. The Company relies on the guidance included in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” when conducting these reviews. No impairment charges related to property, plant and equipment were recorded during the three months ended April 3, 2009 or March 28, 2008.

Business Combinations

For business combinations consummated prior to January 1, 2009, the Company determined and allocated the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development as of the business combination date in accordance with SFAS No. 141, “Business Combinations.” The purchase price allocation process requires the Company to use significant estimates and assumptions, including fair value estimates, as of the business combination date including:

•	estimated fair values of intangible assets;

•	expected costs to complete any in-process research and development projects;

•	estimated income tax assets and liabilities assumed from the acquiree; and,

•	estimated fair value of pre-acquisition contingencies assumed from the acquiree.

While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, its estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, the Company has recorded adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. Generally, with the exception of unresolved income tax matters, any adjustment to assets acquired or liabilities assumed subsequent to the purchase price allocation period is included in operating results in the period in which the adjustment is determined.

For business combinations consummated prior to January 1, 2009, in-process research and development costs have been expensed when acquired and represent the estimated fair value as of the dates of acquisition of in-process projects acquired that have not yet reached technological feasibility and have no alternative future uses.

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations”.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of the acquired tangible and intangible net assets. In connection with its acquisition of Excel, the Company acquired certain trade names that are classified as intangible assets with indefinite lives. Goodwill and indefinite-lived intangibles are not amortized but they are required to be assessed for impairment at least annually to ensure their current fair values exceed their carrying values.

The Company also has certain intangible assets that are amortized over their estimated useful lives. These definite-lived intangible assets were acquired in connection with the Company’s historic business combinations. The Company’s most significant

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

intangible assets are acquired technology, customer relationships, and trademarks and trade names. All definite-lived intangible assets are amortized over the periods in which their economic benefits are expected to be realized. In addition to the Company’s review of the carrying values of intangible assets, the Company also reviews the useful life assumptions, including the classification of certain intangible assets as ‘indefinite-lived’, on a periodic basis to determine if changes in circumstances warrant revisions to them.

The Company’s product lines generally correspond with its reporting units which is the level at which the Company evaluates its goodwill, intangible assets and other long-lived assets for impairment. All of the Company’s goodwill and intangible assets reside in the Precision Technology and Excel segments.

Impairment Charges

Impairment analyses of goodwill and indefinite-lived intangible assets are conducted in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company tests its goodwill balances annually in the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the test, the Company utilizes the two-step approach which requires a comparison of the carrying value of each of the Company’s reporting units to the fair value of these reporting units. If the carrying value of a reporting unit exceeds its fair value, the Company calculates the implied fair value of the reporting unit’s goodwill and compares it to the goodwill’s carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded for the difference. The fair value of a reporting unit is based on the discounted cash flow forecast for the reporting unit. Those forecasts are derived from a set of assumptions similar to those discussed above with respect to the initial assessment of the fair value of intangible assets acquired in a business combination. The carrying values of each reporting unit include assets and liabilities which relate to the reporting unit’s operations. Additionally, reporting units that benefit from corporate assets or liabilities are allocated a portion of those corporate assets and liabilities on a systematic, proportional basis.

As mentioned above, the Company’s indefinite-lived intangible assets represent trade names that were acquired in the August 2008 Excel acquisition. The Company assesses these indefinite-lived intangible assets for impairment on an annual basis as of the beginning of the second quarter, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The Company will also periodically reassess these indefinite-lived intangible assets’ continuing classification as indefinite-lived. The fair values of the Company’s indefinite-lived intangible assets are based upon discounted cash flow forecasts. If the fair value of an intangible asset is less than its carrying value, an impairment charge is recorded to reflect the difference between the carrying value and the fair value of the impaired asset.

Intangible assets with definite lives are amortized over their estimated useful lives. The carrying amounts of definite-lived intangible assets and other long-lived assets are reviewed for impairment whenever changes in events or circumstances indicate their carrying values may not be recoverable. The impairment analyses are conducted in accordance with SFAS No. 144. The recoverability of carrying value is determined by comparison of the reporting unit’s carrying value to its future undiscounted cash flows. When this test indicates the potential for impairment, a fair value assessment is performed. The fair values are derived from discounted cash flow forecasts for the particular intangible asset and are derived from a set of assumptions similar to those discussed above with respect to the initial assessment of fair value of intangible assets acquired in a business combination.

Once impairment is determined and measured, an impairment charge is recorded to reflect the difference between the carrying value and the fair value of the impaired asset. In addition to evaluating the impairment of goodwill and intangible assets, the Company also assesses its other long-lived assets for impairment in accordance with the provisions of SFAS No. 144. This process is discussed above under “Property, plant and equipment.”

No impairment charges were recorded during the three months ended April 3, 2009 or March 28, 2008.

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

The Company follows the provisions of Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” for all multiple element arrangements. Under EITF No. 00-21, the Company assesses whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and whether objective and reliable evidence of fair value exists for these separate units of accounting. The Company applies the residual method when objective and reliable evidence of fair value exists for all of the undelivered elements in a multiple element arrangement. When objective and reliable evidence of fair value does not exist for all of the undelivered elements in a multiple element arrangement, the Company recognizes revenue under the multiple units shipped methodology, whereby revenue is recognized in each period based upon the lowest common percentage of the products shipped in the period. This approximates a proportional

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

performance model of revenue recognition. This generally results in a partial deferral of revenue to a later reporting period. No revenue is recognized unless one or more units of each product has been delivered.

Although certain of the Company’s products contain operating and application software, the Company has determined the software element is incidental in accordance with the AICPA’s Statement of Position (“SOP No. 97-2”) and EITF No. 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”

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

The initial standard warranty for product sales is accounted for under the provisions of SFAS No. 5, “Accounting for Contingencies,” as the Company has the ability to ascertain the probable likelihood of the liability, and can estimate the amount of the liability. A provision for the estimated cost related to warranty is recorded to cost of goods sold at the time revenue is recognized. The Company’s estimate of costs to service the warranty obligations are based on historical experience and expectations of future conditions. To the extent the Company experiences increased warranty claims or increased costs associated with servicing those claims, revisions to the estimated warranty liability are recorded as increases or decreases to the accrual at that time, with an offsetting entry recorded to cost of goods sold.

The Company also sells optional extended warranty services, and preventative maintenance contracts, at the time of their product purchase. The Company accounts for these agreements in accordance with provisions of FASB Technical Bulletin (“FTB”) 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” under which it recognizes the separately priced extended warranty and preventative maintenance fees over the associated period.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

payment terms that exceed 180 days. To the extent all other revenue recognition criteria have been met, the Company recognizes revenue for these extended payment arrangements as the payments become due.

The Company has significant deferred revenue included in its accompanying consolidated balance sheets, with balances (including both current and long-term amounts) of $73.9 million and $84.2 million as of April 3, 2009 and December 31, 2008, respectively. A significant majority of these amounts relate to arrangements whereby the entire arrangement has been accounted for as deferred revenue, as there is no fair value for one or more of the undelivered elements. Upon the final delivery of the undelivered element(s) of the arrangement, the revenue will be recorded for that arrangement. To a much lesser extent, the deferred revenue balances relate to either: (a) the unrecognized portion of a multiple element arrangements that is being recognized into revenue over a ratable basis as associated services are performed; (b) arrangements not currently recognizable due to the arrangement not being fixed and determinable at its inception; (c) the future amortization to revenue of extended warranty contracts and preventative maintenance plans; (d) revenue deferrals for product shipments with FOB destination shipping terms; and (e) deposits from customers against future orders. The classification of deferred revenue, and deferred cost of goods sold, is based on the Company’s expectations relative to when the revenue will be recognizable, based on facts known to the Company as of the date its financial statements are released.

Deferred Cost of Goods Sold

The Company defers the corresponding direct costs associated with the deferred revenue. These deferred costs have been recorded as deferred cost of goods sold, in the current and long-term sections of the accompanying consolidated balance sheets, as appropriate, and are reflected in the consolidated statements of operations as cost of goods sold when the related revenue is expected to be recognized. These costs represent the direct and incremental costs that are attributable to the product whose revenue is being deferred.

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

Share-Based Compensation

The Company has stock-based compensation plans which are more fully described in Note 10 to Consolidated Financial Statements. The Company recognizes the fair value of all share-based payments to employees as expense.

Shipping & Handling Costs

Shipping and handling costs are recorded in cost of goods sold.

Advertising Costs

Advertising costs are expensed as incurred.

Foreign Currency Translation

The financial statements of the Company and its subsidiaries outside the United States have been translated into United States dollars in accordance with the SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities of foreign operations are translated from foreign currencies into United States dollars at the exchange rates in effect on the balance sheet date. Sales and expenses are translated at the average exchange rate in effect for the period. Accordingly, gains and losses resulting from translating foreign currency financial statements are reported as a separate component of other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are included in net income (loss) in the accompanying consolidated statements of operations. Foreign exchange transaction gains, net were $41,000 and $138,000 for the three months ended April 3, 2009 and March 28, 2008, respectively. These amounts arose primarily from transactions denominated in currencies other than the functional currency, as well as from gains or (losses) on derivative contracts.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restructuring, Restatement Related Costs and Other Charges

In accounting for its restructuring activities, the Company follows the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In accounting for these obligations, the Company makes assumptions related to the amounts of employee severance, benefits, and related costs and to the time period over which facilities will remain vacant, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation has arisen. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount previously expensed against the Company’s earnings, and currently accrued on the Company’s consolidated balance sheet.

The costs incurred to third parties, including auditors, attorneys, forensic accountants, and other advisors that relate to the Company’s Revenue Review, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation have been included within the Company’s restructuring, restatement related costs and other charges in the accompanying consolidated statements of operations.

Pre-Petition Professional Fees

Pre-petition professional fees represent costs incurred during 2009 prior to the Company’s bankruptcy filing related to the financial and legal advisors retained by the Company to assist in the analysis of debt restructuring alternatives, as well as costs incurred by the Company related to financial and legal advisors retained by the noteholders pursuant to certain binding agreements between the two parties.

Accumulated Other Comprehensive loss

The following table provides the details of accumulated other comprehensive loss at:

	April 3, 2009	December 31, 2008
Foreign currency translation adjustments	$(3,262)	$(839)
Unrealized gain on auction rate securities	1,059	80
Pension liability	(4,953)	(3,477)

Total accumulated other comprehensive loss	$(7,156)	$(4,236)

Comprehensive Income (loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended
	April 3, 2009	March 28, 2008 (As Restated)
Consolidated net income (loss)	$(16,760)	$33
Foreign currency translation adjustments(1)	(2,423)	2,768
Unrealized gain on auction rate securities, net of tax	979	—
Pension liability, net of tax	(1,476)	(40)

Consolidated comprehensive income (loss)	(19,680)	2,761
Less: Comprehensive loss attributable to noncontrolling interest	19	—

Comprehensive income (loss) attributable to GSI Group Inc.	$(19,661)	$2,761

(1)	The foreign currency translation adjustments are primarily related to the movement in the British Pound, Japanese Yen and European Union Euro.

Derivative Financial Instruments

The Company’s primary objective for holding derivative financial instruments is to manage currency risk. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company’s accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions, including cash flow, or net investment hedges. The Company did not have any derivative instruments that qualify for hedge accounting under SFAS No. 133 at April 3, 2009

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

or December 31, 2008. In cases when the Company does have derivative contracts, it records all derivatives at fair value as assets or liabilities in the consolidated balance sheet and any changes are recognized in other income (expense), net.

When the Company enters into foreign currency derivative contracts, the contracts are generally for less than six months duration with the purpose of hedging foreign currency risk on sales transactions. At April 3, 2009 and December 31, 2008, the Company held no derivative contracts.

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

	Three Months Ended
	April 3, 2009	March 28, 2008 (As Restated)
Weighted average common shares outstanding	47,593	41,972
Dilutive potential common shares(1)	—	232

Diluted common shares	47,593	42,204

Excluded from diluted common shares calculation—stock options, restricted stock and warrants that are anti-dilutive	1,061	1,092

(1)	Due to the Company’s net loss position for the three months ended April 3, 2009, all dilutive shares are excluded as their effect would have been anti-dilutive.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Non-Controlling Interests in Consolidated Financial Statements

On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting, reporting and disclosure standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Upon the adoption of SFAS No. 160, the Company reclassified the amount attributable to its 50% noncontrolling interest in Excel South Asia JV (previously referred to as minority interest) from liabilities to a separate component of stockholders’ equity on the accompanying consolidated balance sheets. Additionally, net income (loss) attributable to noncontrolling interests is now shown separately from parent net income (loss) in the accompanying consolidated statements of operations. Prior periods have been restated to reflect the presentation and disclosure requirements of the new guidance.

Disclosures about Derivative Instruments and Hedging Activities

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB statement No. 133” (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. At initial adoption, SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods. The Company’s adoption of SFAS No. 161 did not

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

have an impact on the Company’s financial position, results of operations or cash flows because the Company did not have any derivative instruments or hedging activities outstanding during the three months ended April 3, 2009.

Business Combinations

On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) establishes principles and requirements for the method in which the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company’s adoption of SFAS No. 141(R) did not have an impact on the Company’s financial position, results of operations or cash flows because the Company did not consummate any business combinations during the three months ended April 3, 2009.

Determination of the Useful Life of Intangible Assets

On January 1, 2009, the Company adopted FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No. 142-3) which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 amends paragraph 11(d) of SFAS No. 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP No. 142-3 also requires the following incremental disclosures for renewable intangible assets: the weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class; the entity’s accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible asset; and, for intangible asset renewed or extended during the period: (1) for entities that capitalize renewal or extension costs, the costs incurred to review or extend the asset, for each major intangible asset class; and, (2) the weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class. The Company’s adoption of FSP No. 142-3 did not have an impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

Fair Value Measurements

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this FSP does not include assets and liabilities measured under level 1 inputs. FSP No. 157-4 is applied prospectively to all fair value measurements where appropriate and is effective for interim and annual periods ending after June 15, 2009. The Company will adopt FSP No. 157-4 effective April 4, 2009, but the Company does not expect that the adoption will have an impact on its financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP No. 107-1 and APB No. 28-1). FSP No. 107-1 and APB No. 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require publicly-traded companies, as defined in APB No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. FSP No. 107-1 and APB No. 28-1 are effective for interim periods ending after June 15, 2009. The Company will adopt FSP No. 107-1 and APB No. 28-1 effective April 4, 2009, but the Company does not expect that the adoption will have an impact on its financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP Nos. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP Nos. 115-2 and 124-2). This FSP amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP No. 115-2, for impaired debt securities, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP No. 115-2 changes the presentation of other-than-temporary impairments in the income statement for those impairments attributed to credit losses. FSP No. 115-2 is effective for interim and annual reporting periods ending

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

after June 15, 2009. The Company will adopt FSP Nos. 115-2 and 124-2 effective April 4, 2009, but the Company does not expect that the adoption will have an impact on its financial position, results of operations or cash flows.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165) which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 originally required all companies to disclose the date through which subsequent events have been evaluated for disclosure and recognition. In February 2010, the FASB issued an amendment to SFAS No. 165 (ASU 2010-09, “Subsequent Events-Amendments to Certain Recognition and Disclosure Requirements”) which removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated for disclosure and recognition in issued and revised financial statements. ASU 2010-09 is effective immediately, with the exception of the use of the issued date for conduit debt obligors, for which the effective date is interim or annual periods ending after June 15, 2010. The Company will adopt SFAS No. 165 effective April 4, 2009, but the Company does not expect that the adoption will have an impact on its financial position, results of operations or cash flows. The Company will adopt ASU 2010-09 effective in 2010, but does not expect that the adoption will have an impact on its financial position, results of operations or cash flows.

Recodification of Accounting Standards

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Company will adopt SFAS No. 168 effective July 4, 2009, but the Company does not expect that the adoption will have an impact on its financial position, results of operations or cash flows. However, the adoption of SFAS No. 168 will change the manner in which the Company references accounting standards beginning with the interim reporting period ended on October 2, 2009.

Revenue Recognition

In September 2009, the FASB’s Emerging Issues Task Force issued EITF No. 08-1, “Revenue Arrangements with Multiple Deliverables” (EITF No. 08-1) (codified within ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”). EITF No. 08-1 amends existing revenue recognition accounting pronouncements that are currently within the scope of EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (codified within ASC 605-25, “Multiple Element Arrangements”). EITF No. 08-1 provides two significant changes to the existing multiple element revenue recognition guidance. First, this guidance removes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements. Upon adoption, each separate unit of accounting must have an estimated selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the elements’ relative selling price. This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010 but may be early adopted as of the first quarter of an entity’s fiscal year. Entities may elect to adopt this accounting guidance either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. The Company is currently evaluating the impact that its adoption of EITF No. 08-1 will have on its financial position, results of operations and cash flows. The Company anticipates that it will adopt EITF No. 08-1 effective January 1, 2011 on a prospective basis.

Accounting for Entities in Bankruptcy and Coming Out of Bankruptcy

In April 2008, the FASB issued FSP No. 90-7-1, “An Amendment of AICPA Statement of Position 90-7” (codified within ASC 852, “Reorganizations”). FSP No. 90-7-1 nullifies certain requirements regarding changes in accounting principles that will be applicable to the financial statements of an entity emerging from bankruptcy. Any changes in accounting principles required within the twelve months following the implementation of fresh start accounting by such an entity are no longer required to be adopted at the time fresh start accounting is implemented. Entities emerging from bankruptcy that implement fresh start accounting should only follow accounting standards in effect at the date fresh start accounting is implemented, including any standards eligible for early adoption. The Company will assess the impact of the application of this standard if fresh start accounting is required upon emergence from bankruptcy.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Business Combinations

Acquisition of Excel Technology, Inc.

On August 20, 2008, the Company acquired 78.6% of the outstanding common shares of Excel. Thereafter, the Company commenced a tender offering for all remaining Excel common shares. On August 27, 2008, the Company had obtained 92.8% of Excel’s outstanding shares and performed a short form merger to acquire Excel’s remaining outstanding shares. On August 29, 2008, the Company completed its acquisition of Excel for a cash purchase price of $368.7 million, including: a payment of $32.00 per outstanding common share of Excel; a payment of $32.00 less the strike price of each outstanding option for the purchase of common stock and restricted share of common stock; and transaction costs. In addition to these payments, employee termination costs totaling $18.4 million were paid to the chief executive officer and chief financial officer of Excel; these costs have not been included in the purchase price, but are included in the allocation of the purchase consideration. Excel provides complementary products, technologies, and distribution channels. The Company believes that the combined Company will provide its customers a significantly broader product offering. The Company has initiated the integration of key operating units, and those activities are either complete or well underway. These synergistic efforts have enabled substantial cost savings initiatives. Certain integration activities have been delayed due to the Company’s restatement of its financial results as reported in the Annual Report on Form 10-K for the year ended December 31, 2008 and Quarterly Report on Form 10-Q for the quarter ended September 26, 2008 and the Chapter 11 Cases. The Company previously expected to complete the integration of Excel with its existing operations by the end of 2010. As a result of the bankruptcy filing on November 20, 2009 and a change in the Company’s Board of Directors, the previous plan is being reevaluated.

The Company accounted for the acquisition as a purchase. The Company has included Excel’s results of operations with the Company’s results beginning August 20, 2008. Subsequent to the acquisition of Excel, the Company established a third segment which was comprised solely of the operations of the newly acquired entity. In 2009, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change. More specifically, certain portions of a specific product line within the Precision Technology segment were transferred to the Excel segment. The Company’s reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented. The Company has recorded the assets purchased and liabilities assumed (collectively, the “net assets”) based on their estimated fair values at the date of acquisition. Under the provisions of SFAS No. 141, the excess of the total purchase consideration over the fair value of net assets is recorded to goodwill. The goodwill recognized on the Excel acquisition reflects synergies and other benefits expected to be realized from the combination of the two businesses following the acquisition. The goodwill recorded in connection with this acquisition is not deductible for tax purposes.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company used the income approach to determine fair value of the intangible assets. This approach calculates fair value by discounting the after-tax cash flows back to a present value. The baseline data for this analysis were based on the cash flow estimates used to price the transaction. Cash flows were forecasted for each intangible asset, and then discounted based on an appropriate discount rate. In estimating the useful life of the amortizable intangible assets, the Company considered paragraph 11 of SFAS No. 142, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors included a review of the expected use by the combined company of the assets acquired; the expected useful life of any other asset (or group of assets) related to the acquired assets; legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost; the effects of obsolescence, demand, competition and other economic factors; and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. Definite-lived intangible assets are being amortized on a straight-line basis.

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

The Company undertook an impairment review of its goodwill, intangible assets and other long-lived assets (property, plant and equipment) at December 31, 2008 due to the significant downturn in the global economy in 2008, particularly in the fourth quarter. Included in the impairment charge recorded as of December 31, 2008 totaling $215.1 million were impairments of the goodwill, intangible assets and fixed assets from the Company’s acquisition of Excel totaling $182.7 million. These assets were reduced by $114.1 million, $66.5 million and $2.1 million, respectively. In addition, the Company undertook an impairment review of its goodwill and intangible assets at December 31, 2009 due to the filing for Chapter 11 bankruptcy protection. As a result of this review, goodwill and the definite-lived customer relationship intangible asset for the Excel segment were each impaired by approximately $0.5 million.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Acquisition of the U.K. Beryllium Business

On June 1, 2007, the Company acquired the beryllium mirror and structures business of U.K.-based Thales Optronics (Taunton) Ltd, (the “U.K. Beryllium Business”) for $3.0 million, consisting of $2.5 million in payments to former shareholders, plus $0.5 million in acquisition related expenses. The acquisition helped strengthen the Company’s market position in optical scanning. The acquisition was accounted for under SFAS No. 141. The Company allocated the costs of acquisition to the assets acquired and liabilities assumed based on the fair values at the acquisition date. In performing this analysis, the fair value of the net assets acquired was greater than the purchase price. In accordance with SFAS No. 141, the excess of the fair value of the acquired net assets over the purchase cost was allocated on a pro rata basis to the acquired long term assets, which consisted of property, plant and equipment and intangible assets. The results of operations of this business are included in the Precision Technology segment of the Company’s consolidated financial statements from the acquisition date. Total assets acquired were $3.8 million and liabilities assumed were $0.8 million.

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

Three Months Ended
March 28, 2008
Sales	$100,559

Loss from continuing operations	(3,440)
Income from discontinued operations, net of tax	219

Net loss attributable to GSI Group Inc.	$(3,221)

Loss from continuing operations per share—basic	$(0.08)
Income from discontinued operations per share—basic	—

Net loss attributable to GSI Group Inc. per common share—basic	$(0.08)

Loss from continuing operations per share—assuming dilution	$(0.08)
Income from discontinued operations per share—assuming dilution	—

Net loss attributable to GSI Group Inc. per common share—assuming dilution	$(0.08)

5. Discontinued Operations

The Company evaluates its businesses and product lines periodically for strategic fit within its operations. On July 3, 2008, the Company entered into a definitive agreement to sell its U.S. Optics Business located in Moorpark, California and part of the Company’s Precision Technology segment for $21.6 million. The sale was closed on October 8, 2008. The Company includes all current and historical earnings from the U.S. Optics Business in the income (loss) from discontinued operations on the consolidated

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

statement of operations. The Company recognized a pre-tax gain on the sale of this business totaling $8.7 million in the fourth quarter of 2008.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the following amounts related to the U.S. Optics Business have been segregated from continuing operations and included in discontinued operations, net of tax, in the consolidated statements of operations (in thousands):

	Three Months Ended
	April 3, 2009	March 28, 2008 (As Restated)
Sales of discontinued business	$—	$3,371

Pre-tax income of discontinued business	—	217
Provision for taxes on income of discontinued business	—	2

Income from discontinued business attributable to GSI Group Inc.—net of tax	$—	$219

The assets and liabilities relating to the U.S. Optics Business were segregated from other of the Company’s assets and liabilities. There was no activity related to the discontinued operations during the three months ended April 3, 2009. Net cash flows of the Company’s discontinued operations from each of the categories of operating, investing and financing were not significant for the three months ended March 28, 2008.

6. Goodwill, Intangible Assets and Impairment Charges

Goodwill

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. There were no changes in the carrying amount of goodwill during the three months ended April 3, 2009. Goodwill by reportable segment is as follows (in thousands):

	Reportable Segment
	Excel	Precision Technology	Total
Balance at December 31, 2008	$35,818	$9,245	$45,063

Balance at April 3, 2009	$35,818	$9,245	$45,063

Intangible Assets

As of April 3, 2009, intangible assets consisted of the following (in thousands):

	April 3, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$60,980	$(36,575)	$24,405	7.0
Customer relationships	33,681	(9,463)	24,218	9.9
Customer backlog	2,355	(1,609)	746	0.4
Non-compete agreements	4,870	(1,393)	3,477	2.3
Trademarks, trade names and other	5,601	(2,567)	3,034	10.0

Amortizable intangible assets	107,487	(51,607)	55,880	8.1

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Totals	$120,514	$(51,607)	$68,907

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of December 31, 2008, intangible assets consisted of the following (in thousands):

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$60,940	$(35,593)	$25,347	7.3
Customer relationships	33,681	(8,779)	24,902	10.1
Customer backlog	2,355	(1,155)	1,200	0.7
Non-compete agreements	4,870	(1,010)	3,860	2.6
Trademarks, trade names and other	5,589	(2,465)	3,124	10.2

Amortizable intangible assets	107,435	(49,002)	58,433	8.2

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Totals	$120,462	$(49,002)	$71,460

All definite-lived intangible assets are amortized on a straight-line basis over their remaining life. Amortization expense for customer relationships, customer backlog, non-compete agreements and definite-lived trademarks, trade names and other are included in operating expenses in the accompanying consolidated statements of operations and was $1.6 million and $0.6 million for the three month periods ended April 3, 2009 and March 28, 2008, respectively. Amortization expense for patents and acquired technology are included in cost of goods sold in the accompanying consolidated statements of operations and was $0.9 million for each of the three month periods ended April 3, 2009 and March 28, 2008.

Estimated amortization expense for each succeeding period after April 3, 2009 is as follows (in thousands):

Year Ending December 31,	Cost of Goods Sold	Operating Expenses	Total
2009 (9 months from April 3, 2009)	$2,868	$4,176	$7,044
2010	3,824	4,500	8,324
2011	3,786	3,580	7,366
2012	3,165	2,711	5,876
2013	3,165	2,711	5,876
Thereafter	7,597	13,797	21,394

Total	$24,405	$31,475	$55,880

Impairment Charges

The Company undertook an impairment review of its goodwill and intangible assets at December 31, 2009 due to the filing for Chapter 11 bankruptcy protection. An impairment charge of $1.0 million was recorded on these assets in the fourth quarter of 2009.

7. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of April 3, 2009 and December 31, 2008:

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Inventories

	April 3, 2009	December 31, 2008
	(In thousands)
Raw materials	$43,623	$41,355
Work-in-process	18,167	17,548
Finished goods	11,426	13,751
Demo inventory	4,644	5,068
Consigned inventory	939	786

Total inventories	$78,799	$78,508

Prepaid Expenses and Other Current Assets

	April 3, 2009	December 31, 2008
	(In thousands)
Prepaid expenses	$2,201	$4,411
U.K. buildings held for sale	3,161	3,376
Other current assets	2,237	1,782

Total	$7,599	$9,569

At December 31, 2008, the Company had two properties in the U.K. classified as assets held for sale with net book values of $0.2 million and $3.2 million, respectively. The Company completed the sale of one of these properties in February 2009 for proceeds of $0.4 million. The Company recorded a gain on the sale of this asset of $0.2 million. The gain on the sale of the asset is reflected in other income (expense), net in the accompanying consolidated statement of operations for the three months ended April 3, 2009. The remaining U.K. property continued to be held for sale as of April 3, 2009 until it was sold during the quarter ended December 31, 2009 in October 2009. The proceeds received on the sale of this property totaled $3.5 million, which is approximately equivalent to the net book value of the asset on the date of sale; therefore, no gain or loss was recorded on the sale. Both properties held for sale at December 31, 2008 are associated with the Precision Technology segment.

At December 31, 2007, the Company had a third property in the U.K. classified as held for sale with a net book value of $1.5 million. The Company completed the sale of this property during the three months ended June 27, 2008 for proceeds of $3.2 million and recorded a gain on the sale of the asset of $1.7 million in the same period. This property is associated with the Precision Technology segment.

Other Accrued Expenses

	April 3, 2009	December 31, 2008
	(In thousands)
Accrued interest	$3,026	$8,342
Accrued penalty to warrant holders	1,754	805
Accrued warranty	3,296	3,793
Accrued professional fees	2,119	2,076
Accrued third party sales commissions	202	604
Customer deposits	663	484
Accrued restructuring, current portion	836	2,969
Deferred rent, current portion	343	343
Other	2,756	4,476

Total	$14,995	$23,892

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accrued Warranty

	April 3, 2009	December 31, 2008
	(In thousands)
Balance at beginning of the year	$3,793	$4,216
Assumed in Excel acquisition	—	1,214
Charged to costs and expenses	85	6,618
Use of provision	(588)	(7,948)
Foreign currency exchange rate changes	6	(307)

Balance at end of period	$3,296	$3,793

Other Liabilities

	April 3, 2009	December 31, 2008
	(In thousands)
Deferred rent	$4,278	$4,355
Other	1,643	214

Total	$5,921	$4,569

8. Debt

On August 20, 2008 (the “Closing Date”), the Company issued to various investors $210.0 million of unsecured senior notes (the “2008 Senior Notes”) pursuant to the terms of an indenture (the “2008 Senior Note Indenture”), along with detachable warrants (the “Warrants”) for the purchase of 5,882,520 of the Company’s common shares, for collective net proceeds to the Company of $203.5 million. The proceeds were used to fund a portion of the Company’s acquisition of Excel, and the 2008 Senior Notes carry a fixed interest rate of 11.0%. The Warrants were net exercised by the holders in October 2008, in exchange for 5,858,495 common shares of the Company. The Company ascribed a fair value to the Warrants in the amount of $26.3 million as of the Closing Date. The fair value was based upon the Black-Scholes option pricing model, assuming a risk-free interest rate of 3.0%, an expected term of 5.0 years, a volatility rate of 85.0% and a 0.0% dividend yield.

The 2008 Senior Notes pay interest semi-annually on February 15th and August 15th and mature in August 2013. Following the first anniversary of the Closing Date, the Company had the right to redeem up to 50% of the 2008 Senior Notes at par without penalty. Following the third anniversary of the Closing Date, the Company had the right to redeem up to 100% of the 2008 Senior Notes at par without penalty. The 2008 Senior Note Indenture contained covenants that restricted the Company’s ability to incur additional indebtedness, pay dividends, create liens, make investments, sell assets, repurchase securities, or engage in specified transactions with affiliates. As discussed in Note 1 to Consolidated Financial Statements, GSIG and two of its wholly-owned United States subsidiaries filed for bankruptcy on November 20, 2009. Under the Bankruptcy Code, the Company’s status as a bankruptcy debtor automatically accelerated the 2008 Senior Notes. Accordingly, the 2008 Senior Notes are classified as a current liability in the Company’s accompanying consolidated balance sheet as of April 3, 2009 and December 31, 2008.

The $26.3 million of value ascribed to the warrants was recorded as a discount against the 2008 Senior Notes. This discount was being amortized to interest expense using the effective interest method over the life of the 2008 Senior Notes. In connection with the issuance of the 2008 Senior Notes, the Company incurred $6.5 million in issuance fees which are classified as current assets at December 31, 2008. These issuance fees were being amortized to interest expense on a straight-line basis over the contractual term of the 2008 Senior Notes. As of April 3, 2009 and December 31, 2008, the unamortized portion of the valuation of the warrants was $24.0 million and $24.9 million, respectively, and the unamortized debt issuance costs were $5.7 million and $6.0 million, respectively. The 2008 Senior Notes, net of the value of the warrants, constitute a net carrying value of $186.0 million and $185.1 million at April 3, 2009 and December 31, 2008, respectively. For the three months ended April 3, 2009, the total amount recorded to interest expense, including accretion of the discount and amortization of the debt issuance costs, was $7.2 million.

As discussed further in Note 1, the Company failed to timely file its annual and quarterly reports. Pursuant to a Registration Rights Agreement (the “RRA”) with the Warrant holders, the Company notified the Warrant holders that it was indefinitely suspending its registration statement on Form S-3. Under the RRA, monetary penalties accrue and are payable to the warrant holders for failure to maintain an effective registration statement, subject to certain terms and conditions more specifically set forth therein. In 2008, the Company incurred penalties under the RRA, and as a result has recorded an expense and corresponding accrued liability of $0.8 million as of December 31, 2008. The Company continued to incur penalties in 2009. As of April 3, 2009, the accrued warranty penalty totaled $1.8 million. The maximum penalty payments payable under these provisions is approximately $3.8 million.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Pursuant to the Final Chapter 11 Plan, on July 23, 2010 upon emergence from bankruptcy, $10.0 million of the 2008 Senior Notes were repaid in cash and the remaining 2008 Senior Notes were cancelled and replaced by $107.0 million in aggregate principal amount of 12.25% Senior Secured PIK Election Notes (the “New Notes”) which mature on July 23, 2014. See Note 17 to Consolidated Financial Statements for information concerning transactions related to the Chapter 11 Cases.

Fair Value of Debt

No public trades occurred in the 2008 Senior Notes during the three months ended April 3, 2009. The Company engaged in ongoing negotiations regarding the value of the 2008 Senior Notes and an appropriate restructuring plan throughout this time period with the lender group and others. Thus, although the actual value of the 2008 Senior Notes may have varied materially if trading had taken place, the Company estimates that the fair value of the 2008 Senior Notes as of April 3, 2009 is its associated par value.

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

Prior to the 2008 annual meeting of shareholders, the board of directors of the Company approved an amended and restated shareholder rights plan agreement to be dated May 15, 2008 (the “Rights Plan”), if approved by shareholders at such meeting. The Rights Plan was originally approved by the Company’s shareholders on May 26, 2005 and its continued existence had to be approved and confirmed by independent shareholders on or before the date of the Company’s 2008 annual meeting of shareholders or the Rights Plan would expire. The Rights Plan was cancelled in connection with the Company’s emergence from the Chapter 11 proceedings. See Note 17 to Consolidated Financial Statements.

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

Stock Repurchase Plan

In December 2005, the Company’s Board of Directors authorized a stock repurchase program providing for the repurchase of up to $15.0 million in shares of the Company’s common shares. In February 2008, the Company’s Board of Directors authorized an increase in the Stock Repurchase Program up to a total of $40.0 million. The Company repurchased and retired 772,467 shares, 816,830 shares, and 381,300 shares in 2008, 2007, and 2006, respectively, at an aggregate cost of $6.4 million, $7.8 million, and $3.8 million, respectively. The program was suspended in May 2008 as a result of the Company’s decision to acquire Excel. At April 3, 2009, $21.9 million remains available for future Company purchases under this program. In connection with the Chapter 11 Cases, the stock repurchase program was cancelled.

10. Share-Based Compensation

The Company has several share-based compensation plans, including the 2006 Equity Incentive Plan, under which stock-based grants may be issued and several other plans under which no new grants will be made. The 2006 Equity Incentive Plan provides

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

for grants of various stock-based awards including, but not limited to, stock options, stock appreciation rights and restricted stock. Since 2006, the Company has issued only restricted stock in the form of time and performance-based grants to senior executives, key employees and directors.

2006 Equity Incentive Plan

On May 15, 2006, shareholders of the Company approved the 2006 Equity Incentive Plan which provides for the sale or grant of various awards of, or the value of, the Company’s common shares including stock options, stock appreciation rights, restricted stock and performance shares and units, performance-based awards, and stock grants, to officers, directors, employees and certain consultants to the Company. The maximum number of shares of the Company’s common shares which may be issued pursuant to the 2006 Equity Incentive Plan is 9,406,000 shares, including a 2.5 million share increase as approved by the Company’s shareholders at the May 2008 annual meeting, and subject to adjustment in the event of certain corporate events and reduced by the number of shares already issued pursuant to awards under the Company’s 1992 and 1995 Equity Incentive Plans. The plan has a ten year term. As of April 3, 2009, there were 4,201,986 common shares available for future issuance under this plan. The 2006 Equity Incentive Plan was cancelled upon the Company’s emergence from bankruptcy. See Note 17 to Consolidated Financial Statements.

The Company recorded compensation expense related to restricted stock awards issued under the 2006 Equity Incentive Plan totaling $0.9 million and $0.8 million in the three month periods ended April 3, 2009 and March 28, 2008, respectively. No issuances were made under the 2006 Equity Incentive Plan during the three months ended April 3, 2009. Stock compensation expense is primarily included in selling, general, and administrative expenses, and as an increase to additional paid-in capital on the Company’s consolidated balance sheets. Earnings before income taxes were reduced by these amounts. As the restricted stock is issuable to the holder, subject to vesting provisions, with no consideration payable by the holder, the grant date fair value per share is based on the quoted stock price on the date of the grant.

It is the Company’s policy to issue new shares for equity awards. For awards that vest based solely on service conditions, the Company recognizes compensation expense on a straight-line basis over the requisite service period, which is generally from the grant of the awards through the end of the vesting period. For awards with vesting that is contingent upon the achievement of performance conditions, the Company recognizes compensation expense on a straight-line basis over the requisite service period, which is generally from the grant of the awards through the end of the vesting period, for each separately vesting tranche of the award. Restricted stock awards have generally been issued with a three-year vesting period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on actual experience. The Company assesses the likelihood that performance-based shares will be earned based on the probability of meeting the performance criteria. For those performance-based awards that are deemed probable of achievement, an expense is recorded, and for those awards that are deemed not probable of achievement no expense is recorded. The Company assesses the probability of achievement each quarter.

The table below summarizes activity relating to restricted stock awards issued under the 2006 Equity Incentive Plan:

	Restricted Stock Awards (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2008	760	$8.84
Granted	—	$—
Vested	(165)	$9.30
Forfeited	(65)	$8.10

Nonvested restricted stock at April 3, 2009	530	$8.79

The Company’s restricted stock awards consist of both time-based and performance-based awards. Based on the Company’s estimates of forfeitures of time-based awards, and estimates relative to performance-based awards’ vesting and forfeitures, the Company would record aggregate compensation expense of $2.1 million subsequent to April 3, 2009, over a weighted average life of 1.2 years.

Other Incentive Compensation Plans

The Company has several stock option plans and a warrant plan with outstanding grants that pre-date the 2006 Equity Incentive Plan. In 2005, the unvested options were accelerated. No new options will be granted under pre-2006 equity plans. All pre-2006 equity plans were also cancelled upon the Company’s emergence from bankruptcy. Stock option and warrant activity under these plans is presented below:

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2008	430	$9.49	1.46 years	$—
Granted	—
Exercised	—
Forfeited and expired	(132)	9.98

Outstanding at April 3, 2009	298	$9.28	1.77 years	$—

Exercisable at April 3, 2009	298	$9.28	1.77 years	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the quoted price of common shares for the options and warrants that were in the money at April 3, 2009. There were no in the money shares at April 3, 2009.

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

Pension and other benefit costs reflected in the accompanying consolidated statements of operations are based on the projected benefit method of valuation. Within the accompanying consolidated balance sheets, pension plan benefit liabilities are included in accrued pension liability.

The table below sets forth the estimated net periodic pension cost (benefit) for the U.K. Plan (in thousands):

	Three Months Ended
	April 3, 2009	March 28, 2008 (As Restated)
Components of the net periodic pension cost (benefit):
Service cost	$—	$—
Interest cost	307	406
Expected return on plan assets	(302)	(431)
Amortization of unrecognized transition obligation (asset)	—	—
Amortization of prior service cost (credit)	—	—
Amortization of (gain) loss	31	—

Net periodic pension cost (benefit)	$36	$(25)

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The assumptions that are used to value the costs and obligations of the plan reflect the Japanese economic environment. The Company continues to fund the plan sufficient to meet current benefits as well as fund a portion of future benefits as permitted by regulatory authorities.

Pension and other benefit costs reflected in the accompanying consolidated statements of operations are based on the projected benefit method of valuation. Within the accompanying consolidated balance sheets, pension plan benefit liabilities are included in accrued pension liability.

The table below sets forth the estimated net periodic pension cost (benefit) for the Japan defined benefit pension plan (in thousands):

	Three Months Ended
	April 3, 2009	March 28, 2008 (As Restated)
Components of the net periodic pension cost (benefit):
Service cost	$63	$46
Interest cost	8	6
Expected return on plan assets	(1)	(1)
Amortization of unrecognized transition obligation (asset)	20	15
Amortization of prior service cost (credit)	—	—
Amortization of (gain) loss	—	—

Net periodic pension cost (benefit)	$90	$66

12. Income Taxes

At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 31.5% in the determination of the estimated annual effective tax rate. The Company’s reported effective tax rate for continuing operations of 5.2% for the three months ended April 3, 2009 differed from the expected Canadian federal statutory rate of 31.5%, primarily due to the mix of jurisdictions in which the Company earns its income, the increase in the Company’s liability for uncertain tax positions, and the increase in the Company’s valuation allowance, offset in part by the increase in interest receivable resulting from the IRS audit for the tax years from 1999 to 2002 and the increase in the potential refunds and accrued interest income from the impending refunds claimed on the federal amended returns for the tax years from 2000 to 2008.

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

The Company records a valuation allowance if it is more likely than not that a portion of its deferred tax assets will not be realized. The Company has considered historical losses, future taxable income, and expected reversals of existing temporary differences in assessing the need for a valuation allowance. With two exceptions discussed further below, the Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business as defined in the provisions of FAS109 as well as Accounting Principles Board (APB) 23. In general, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation. However, in the Company’s 2009 financial statements, deferred tax was provided with respect to two dividend transactions that the Company ultimately consummated in the 2010. Notwithstanding the 2010 dividend, the Company continues to assert that the remaining undistributed earnings are indefinitely reinvested.

As of April 3, 2009, the Company had total unrecognized tax benefits of $5.2 million, all of which, if recognized would favorably affect its effective tax rate. The Company expects that the changes in the unrecognized benefits within the next twelve months will not be material. Given the uncertainty regarding when the authorities will complete their examinations and the possible

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases in income tax that may occur within the next twelve months cannot be made.

The reconciliation of the total amounts of unrecognized tax benefits at the beginning of the first quarter and the end of the first quarter of 2009 is as follows:

Balance at January 1, 2009	$5,166
Additions based on tax positions related to the current year	9
Additions for tax positions of prior years	58
Reductions for tax positions of prior years	—
Settlements	—

Balance at April 3, 2009	$5,233

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As of April 3, 2009, the Company had approximately $0.8 million of accrued interest and penalties related to uncertain tax positions.

The Company files state and federal income tax returns in the United States and in foreign jurisdictions. Generally, the Company is no longer subject to United States federal, state or local, or foreign income tax examinations by tax authorities for the years before 2000 as these years have been effectively settled as described in FSP FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48”. Currently, the Company is under examination in the United States for tax years 2000 through 2005. The Company’s income tax returns may be reviewed in the following countries and for the following periods under the appropriate statute of limitations: United States (2006-present), Canada (2003-present), United Kingdom (2006-present), and Germany (2006-present).

13. Restructuring, Restatement Related Costs and Other

The following table summarizes restructuring, restatement related costs and other expense in the accompanying consolidated statements of operations:

	Three Months Ended
	April 3, 2009	March 28, 2008 (As Restated)
	(In thousands)
United Kingdom restructuring	$495	$(406)
Germany restructuring	(10)	83
Novi restructuring	—	—
Bedford restructuring	—	—

Restructuring charges	485	(323)
Restatement related costs and other charges	7,815	—

Total restructuring, restatement related costs and other charges	$8,300	$(323)

Restructuring Charges

The Company’s initial estimate for its liability for ongoing costs associated with workforce reductions and abandoned lease facilities are recorded at fair value. Generally, the expense and liability recorded is calculated using discounted cash flows of the Company’s estimated ongoing severance obligations and lease obligations, including contractual rental and build-out commitments, net of estimated sublease rentals, offset by related sublease costs. In estimating the expense and liability for its lease obligations, the Company estimated: (i) The costs to be incurred to satisfy rental and build-out commitments under the lease, (ii) The lead time necessary to sublease the space, (iii) The projected sublease rental rates, and (iv) The anticipated duration of subleases. The Company used a credit adjusted risk free rate of approximately 5% to discount the estimated cash flows for obligations with payments due in excess of one year.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company reviews its assumptions and estimates quarterly and updates its estimates of the liability as changes in circumstances require. The Company’s estimates have changed in the past, and may change in the future, resulting in additional adjustments to the estimate of the liability, and the effect of any such adjustments could be material. Changes to the Company’s estimate of the liability are recorded as additional restructuring expense (benefit). In addition, because the Company’s estimate of the liability includes the application of a discount rate to reflect the time-value of money, the Company records imputed interest costs related to the liability each period. These costs are reflected in restructuring expense (benefit) on the accompanying consolidated statements of operations.

United Kingdom Restructuring

In 2007, the Company implemented a plan to expand its manufacturing operations in China and restructure its manufacturing operations in the United Kingdom. These actions are part of the Precision Technology segment’s overall plan to expand its presence in Asia and increase profitability. The restructuring expense in 2007 related to this plan was $6.7 million. The charge was comprised of $2.6 million in employee termination benefits, $3.1 million in inventory write-offs, $0.7 million in direct costs associated with the manufacturing transition to China, and $0.3 million related to facility consolidations. The inventory write-offs were charged to restructuring, restatement related costs and other charges as they related to discontinued product offerings, and not recurring activities. These restructuring efforts were largely completed in 2007.

On February 29, 2008 and June 27, 2008, the Company executed agreements to sell assets related to its otherwise discontinued Impact product line, and certain assets related to its LaserMark and Excimer Laser product lines within the Precision Technology segment. The majority of the assets sold in the transaction represent inventory that had already been written off and were included as part of the restructuring charges recorded in 2007. Payments received on asset sales that are due beyond one year are recorded as restructuring benefits when they are received. Accordingly, the sales resulted in a restructuring benefit of $0.4 million for the three months ended March 28, 2008. No amounts were received during the three months ended April 3, 2009.

In December 2008, the Company announced the transfer of all volume related manufacturing from its Rugby, U.K. facility within the Precision Technology segment, to the Company’s facilities in China and the then-newly acquired Excel manufacturing sites. These activities have been completed in 2009, at a total cost of $4.7 million, which is comprised of non-cash land and building impairment charges of $3.6 million, employee severance costs of $1.0 million and facility related charges of $0.1 million. In December 2008, the Company recorded $3.9 million of this total to restructuring expense. It was comprised of $3.6 million of non-cash land and building impairment charges and $0.3 million of employee severance costs. In addition to the amount recorded to restructuring, restatement related costs and other expense, the Company recorded a charge of $0.6 million for inventory write-offs against cost of goods sold in 2008. During the three months ended April 3, 2009, the Company recorded $0.5 million in restructuring costs related to this restructuring plan. It was comprised entirely of employee severance costs.

Germany Restructuring

As a result of restructuring programs undertaken in 2000 through 2004, and the subsequent sublease of the Company’s Munich, Germany facility within the Precision Technology segment in May 2007 through the end of its lease term, the Company carried a $1.1 million accrual for the cost of this lease as of December 31, 2008. As noted above, the Company regularly reviews its assumptions with respect to excess space, including contractual lease payments and expected proceeds from the sublessor. Following this review, the Company recorded adjustments to the restructuring accrual in each of 2008 and 2007. As a result of changes in the present value of the net cash flows from expected sublease income and lease expenses, the Company recorded an additional restructuring expense of $0.1 million during the three months ended March 28, 2008. As of April 3, 2009, cumulative expense related to this restructuring plan is $2.8 million. The remaining accrual of $0.9 million will be paid ratably over the remaining term of the lease, which expires in January 2013.

Novi Restructuring

In the second quarter of 2008, the Company implemented a plan to close its Novi, Michigan facility, which provided U.S. sales, applications and service support to a product line included in the Company’s Precision Technology segment. The Novi facility was consolidated within the Company’s Bedford, Massachusetts facility. In connection with this action, the Company recorded a restructuring charge of $1.4 million during the three months ended June 27, 2008, consisting of $0.7 million for employee severance costs and $0.7 million in lease abandonment and related costs. The majority of the employee severance payments were made in 2008, and the remaining amounts have been paid in 2009. The lease costs are being paid ratably over the duration of the lease, which ends in 2012.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Bedford Restructuring

In September 2008, the Company consolidated its operations and facilities in Massachusetts to a new facility in Bedford, Massachusetts. At that time, the Company implemented a plan to reduce its United States workforce by approximately 50 people and took a restructuring charge in the third quarter of 2008 of $3.0 million for severance costs. The Company charged $1.2 million of this amount to the Semiconductor Systems segment; $0.7 million to the Precision Technology segment; and $1.1 million against corporate operations. The workforce reduction is expected to save the Company $6.8 million in annual salary and related costs. In December 2008, in connection with its consolidation of the historic Scanner business with the then-newly acquired Scanner business of Excel, Cambridge Technology, the Company recorded a restructuring charge of $0.3 million relating to employee severance costs. The $0.3 million restructuring charge was charged to the Precision Technology segment. The majority of these employee severance payments were made in 2008, and the remaining amounts have been paid in 2009.

Restatement Related Costs and Other Charges

During the three months ended April 3, 2009, the Company incurred costs to third parties, including auditors, attorneys, forensic accountants, and other advisors, that relate to the Company’s Revenue Review, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in the Company’s restructuring, restatement related costs and other charges for the respective period in the accompanying consolidated statement of operations. The costs incurred were $7.8 million during the three months ended April 3, 2009. No such amounts were incurred during the three months ended March 28, 2008.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activity related to the Company’s restructuring charges recorded on the accompanying consolidated balance sheets (in thousands):

Balance at December 31, 2008	$2,519
Restructuring charges (benefits), net	485
Cash payments	(1,177)
Non-cash write-offs or other adjustments	(52)

Balance at April 3, 2009	$1,775

As of April 3, 2009 and December 31, 2008, $0.9 million and $1.1 million, respectively, of accrued restructuring charges were included in long-term liabilities classified as accrued restructuring, net of current portion in the accompanying consolidated balance sheets. The current portion of accrued restructuring charges is included in other accrued expenses. See Note 7 to Consolidated Financial Statements.

14. Commitments and Contingencies

Operating leases

The Company leases certain equipment and facilities under operating lease agreements. Most of these lease agreements expire between 2010 and 2020. In the United Kingdom, where longer lease terms are more common, the Company has land leases that extend through 2078. Under the terms of the facility leases, the Company is responsible to pay real estate taxes and other operating costs. In connection with its acquisition of Excel in 2008, the Company assumed fourteen new facility leases used in manufacturing, research and development, sales and administration. The rent on certain leases is subject to escalation clauses in future years.

In 2007, the Company signed a 12-year lease for a 147,000 square foot facility in Bedford, Massachusetts. The terms of the lease provide the Company with two renewal options for periods of five years each. The Company consolidated its Natick, Massachusetts; Billerica, Massachusetts and Wilmington, Massachusetts operations into this facility. The consolidation was completed in the second quarter of 2008. Under the terms of the lease agreement, the landlord waived the first 5.5 months rent (representing a savings of $0.7 million). This savings is being amortized as a reduction to rent expense over the life of the lease, and is included within deferred rent classified as other accrued expenses or other liabilities in the accompanying consolidated balance sheets based on the associated amortization period. The Company incurred $14.3 million in expenditures through December 31, 2008 to fit-up and occupy the Bedford facility, of which the landlord provided $4.0 million in allowances. These expenditures were completed as of December 31, 2008. The landlord allowance has been included in the Company’s accompanying consolidated balance sheets in property, plant and equipment, and within deferred rent classified as other accrued expenses or other liabilities based on the associated amortization period. The property, plant and equipment balance is being amortized to depreciation expense ratably over the life of the lease, and the landlord allowance is being offset as a reduction to rent expense, ratably over the life of the lease.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In February 2010, the Company entered into an Amended Lease Agreement with 125 Middlesex Turnpike, LLC to reduce the term of its current lease at 125 Middlesex Turnpike, Bedford, Massachusetts from 12 years (of which approximately 10 years were remaining) to 3 years from the new effective date of May 27, 2010. The rental payment will continue at $0.1 million per month. In the aggregate, the modification reduces the Company’s obligations under the current lease by approximately $10.8 million, of which $0.9 million relates to 2013, $1.6 million relates to 2014 and $8.3 million relates to periods thereafter.

Legal Proceedings

The Company’s French subsidiary, GSI Lumonics SARL (“Lumonics”), is subject to a claim by a customer, SCGI, that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. During the third quarter of 2005, GSI France, parent of Lumonics, filed for bankruptcy protection, which was granted by the French court on July 7, 2005. On April 18, 2006, the court fixed SCGI’s claim against Lumonics at 598,079 Euros, plus court costs and expert fees of 85,945 Euros. SCGI accepted the court’s determination and demanded that the Liquidator bring an action in the United Kingdom against GSI Group Ltd., the parent corporation of GSI France. The Company does not believe it will be required to make any payments regarding this action. Accordingly, nothing has been accrued in the Company’s accompanying consolidated financial statements with respect to this claim.

On December 12, 2008, in connection with the delayed filing of its results for the quarter ended September 26, 2008, and the announcement of a review of revenue transactions, a putative shareholder class action alleging federal securities violations was filed in the United States District Court for the District of Massachusetts against the Company, a former officer and a then current officer and director. Specifically, the complaint alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks recovery of damages in an unspecified amount. The action was brought on behalf of a putative class of shareholders who purchased the Company’s stock between April 30, 2008 and December 3, 2008. A lead plaintiff, Mason Tenders District Council Trust Funds, was appointed on May 8, 2009. As of April 3, 2009, nothing has been accrued in the Company’s accompanying consolidated financial statements. On July 1, 2009, the Court ordered lead plaintiff to file a consolidated or amended complaint within 30 days of the Company’s filing of restatements for certain of its historical financial results with the SEC. In May 2010, the parties reached an agreement in principle to settle the litigation. The settlement covers purchasers of the common stock of the Company between February 27, 2007 and June 30, 2009. On July 30, 2010, a Motion for Certification of a Settlement Class and for Preliminary Approval of Class Action Settlement was filed with the court. The settlement is subject to preliminary and final approval by the United States District Court. Although the settlement agreement has not yet been approved by the United States District Court, the total settlement amount is well within the Company’s insurance policy limits; the Company’s contribution to the settlement amount would be limited to the balance of the company’s self-insured retention.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of these claims will have a material adverse effect upon its financial condition or results of operations but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect upon its financial condition or results of operations.

Chapter 11 Cases

On November 20, 2009, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for Delaware. On May 27, 2010, the Bankruptcy Court entered an order confirming and approving the Final Chapter 11 Plan for the Debtors and the Plan Documents (as defined in the Final Chapter 11 Plan). On July 23, 2010, the Debtors consummated their reorganization through a series of transactions contemplated by the Final Chapter 11 Plan, and the Final Chapter 11 Plan became effective pursuant to its terms. Certain claims under the Final Chapter 11 Plan remain subject to final resolution.

In connection with the Chapter 11 Cases, the Bankruptcy Court fixed May 19, 2010 as the deadline for the filing of proofs of claim against the Debtors by all governmental units holding claims against the Debtors that arose prior to the petition date. On April 8, 2010, the Internal Revenue Service (“IRS”) filed amended proofs of claim aggregating approximately $7.7 million. On July 13, 2010, the Company filed a complaint, GSI Group Corporation v. United States of America, in Bankruptcy Court to recover refunds totaling approximately $18.8 million in federal income taxes the Company overpaid to the IRS relating to tax years 2000 through 2008, together with applicable interest. The complaint includes an objection to the IRS’ proofs of claim which the Company believes are not allowable claims and should be expunged in their entirety.

On May 13, 2010, the SEC filed a proof of claim in an indeterminate amount for penalties, disgorgement, and prejudgment interest arising from possible violations of the federal securities laws. As noted below, the SEC has been conducting a formal investigation into certain pre-bankruptcy transactions and practices involving the Company and sent a “Wells Notice” to the Company on September 16, 2010. Based on their investigation, the SEC indicated in their proof of claim that they may file a civil action against the Company in an appropriate forum. The Company is unable to predict the outcome of this matter but, as noted below, the Company is cooperating fully with the SEC’s investigation.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In addition, under the terms of the Final Chapter 11 Plan, the Company is obligated to make additional payments to the holders of Senior Notes Claims in its Chapter 11 Cases if the amount of certain claims under the Final Chapter 11 Plan exceeds $22.5 million. The additional payment would equal approximately $1.00 for each dollar by which the $22.5 million cap amount is exceeded. The Company cannot make a final determination of the amount, if any, the Company may owe as a result of this provision until certain claims filed in connection with its Chapter 11 Cases, including the IRS and SEC claims described above, are finally resolved. The amount of such claims, based on the known and estimated amount of such claims, is currently well below the $22.5 million cap amount. Accordingly, nothing has been accrued in the Company’s accompanying consolidated financial statements with respect to this potential obligation.

SEC Investigation

As discussed in Note 2 to Consolidated Financial Statements, “Restatement of Previously Issued Financial Statements”, of this Quarterly Report on Form 10-Q, the Company conducted the Revenue Review, which included a review of certain of its historical accounting practices. On May 14, 2009, the Company received a notice from the SEC indicating that the SEC is conducting a formal investigation relating to its historical accounting practices and the restatement of its historical consolidated financial statements. On September 16, 2010, the Company received a “Wells Notice” from the SEC, stating that the Staff is considering recommending that the Commission institute a civil injunctive action or administrative proceeding against the Company, alleging that the Company violated various provisions of the Securities Act and the Securities Exchange Act, and providing the Company with the opportunity to make a submission to the Staff in connection therewith. In connection with the contemplated action, the SEC may seek a permanent injunction or cease-and-desist order, disgorgement, prejudgment interest and the imposition of a civil penalty. The Company is cooperating fully with the SEC’s investigation.

Issuance of Unregistered Securities

The Company inadvertently issued unregistered shares of common stock under its 2006 Equity Incentive Plan as a result of its inadvertent failure to file with the SEC a registration statement on Form S-8. The 2006 Equity Incentive Plan was approved by the Company’s shareholders in May 2006. From March 2007 through March 2010, the Company issued approximately 773,037 duly authorized common shares with a total fair market value at the date of issuance of approximately $3,889,796 to fifty-two employees and directors under its 2006 Equity Incentive Plan. As a result, the Company may be subject to civil litigation, enforcement proceedings, fines, sanctions and/or penalties. The Company’s common shares, including those issued under the 2006 Equity Incentive Plan, were exchanged for new common shares in connection with the Company’s emergence from bankruptcy pursuant to the exemption from registration under §1145 of the Bankruptcy Code and are now freely tradable by holders who are not deemed to be underwriters.

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

Credit Risks and Other Uncertainties

The Company maintains financial instruments such as cash and cash equivalents and trade receivables. From time to time, certain of these instruments may subject the Company to concentrations of credit risk whereby one institution may hold a significant portion of the cash and cash equivalents, or one customer may compose a large portion of the accounts receivable balances.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

There was no concentration of credit risk related to the Company’s position in trade accounts receivable as of either April 3, 2009 or December 31, 2008. No individual customer represented 10% or more of the Company’s outstanding accounts receivable at April 3, 2009 and December 31, 2008. Credit risk with respect to trade accounts receivables is generally minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion.

The Company acquired certain auction rate securities in connection with its purchase of Excel. In current markets, the fair value of these auction rate securities is not able to be ascertained by observable inputs. See Note 3 to Consolidated Financial Statements for further discussion.

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

15. Segment Information

The Company identifies its reportable segments based on its operating and reporting structure. As a result of the Company’s acquisition of Excel in 2008, it reassessed its segment reporting based on the operating and reporting structure of the combined company. In 2008, the Company concluded that the acquisition of Excel resulted in the establishment of a third segment which was comprised solely of the operations of the then-newly acquired entity. In 2009, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change. More specifically, certain portions of a specific product line within the Precision Technology segment were transferred to the Excel segment. The Company’s reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented. The Company’s reportable segments and their principal activities consist of the following:

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

Reportable Segment Financial Information

	Three Months Ended
	April 3, 2009	March 28, 2008 (As Restated)
	(In thousands)
Sales
Precision Technology	$20,935	$39,496
Semiconductor Systems	13,834	22,851

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended
	April 3, 2009	March 28, 2008 (As Restated)
Excel	31,499	—
Intersegment sales elimination	(2,360)	(1,122)

Total	$63,908	$61,225

	Three Months Ended
	April 3, 2009	March 28, 2008 (As Restated)
	(In thousands)
Gross Profit
Precision Technology	$8,019	$14,662
Semiconductor Systems	4,322	7,826
Excel	12,496	—
Intersegment sales elimination	(1,238)	69

Total	$23,599	$22,557

The Company reports operating expenses and its assets on a consolidated basis to the chief operating decision maker.

Significant Customers

At April 3, 2009, no customer accounted for 10% or more of the Company’s accounts receivable balance. At December 31, 2008, no customer accounted for 10% or more of the Company’s accounts receivable balance.

16. Related Party Transactions

Richard B. Black, the Chairman of the Company prior to the Company’s emergence from Chapter 11 bankruptcy protection, is also the President and Chief Executive Officer of ECRM, Inc., a company which manufactures laser systems equipment for the printing and publishing industry and which is a customer of the Company. All sales to ECRM, Inc. were made pursuant to the Company’s standard contract terms and conditions. The Nominating and Governance Committee of the Company’s Board of Directors has reviewed and confirmed that ECRM, Inc. received no favored commercial treatment.

The Company recorded sales and raw material purchases from Sumitomo Heavy Industries Ltd., a significant shareholder. The amounts and terms of these transactions were equivalent to similar third-party transactions.

The following table summarizes the related party transactions in the consolidated statements of operations (in thousands):

	Three Months Ended
	April 3, 2009	March 28, 2008 (As Restated)
Sales to ECRM, Inc.	$118	$103
Sales to Sumitomo Heavy Industries Ltd.	219	820
Purchases from Sumitomo Heavy Industries Ltd.	10	16

The following table summarizes the related party transactions on the balance sheet (in thousands):

	April 3, 2009	December 31, 2008
Accounts receivable from ECRM, Inc.	$195	$162
Accounts receivable from Sumitomo Heavy Industries Ltd.	62	204
Accounts payable to Sumitomo Heavy Industries Ltd.	—	—

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

17. Subsequent Events

NASDAQ Delisting Determination

On November 3, 2009, the NASDAQ Hearing Panel (the “Panel”) of the NASDAQ Stock Market (“NASDAQ”) notified us that it had determined to delist its common shares from the NASDAQ Global Select Market and to suspend trading in the Company’s common shares effective at the open of market on November 5, 2009. The Panel’s determination was made in connection with the Company’s non-compliance with the filing requirements set forth in Listing Rule 5250(c)(1) due to the delayed filing of certain of the Company’s periodic reports. As permitted by NASDAQ rules, the Company timely appealed the Panel’s determination to the NASDAQ Listing and Hearing Review Council (the “Listing Council”). On January 15, 2010, the Listing Council notified us that it had affirmed the Panel’s decision to delist the Company’s securities. On March 15, 2010, the Company received notification from the NASDAQ Stock Market, LLC Board of Directors (the “NASDAQ Board”) that the NASDAQ Board has declined to call for review the January 15, 2010 decision of the Listing Council. Accordingly, pursuant to Listing Rule 5825, the Listing Council’s decision represents the final decision of NASDAQ. In accordance with Listing Rule 5830 and Rule 12d2-2 under the Securities Exchange Act of 1934, NASDAQ filed an application on Form 25 with the SEC on April 5, 2010, to delist the Company’s securities from NASDAQ. The application became effective April 15, 2010. Following the Company’s emergence from bankruptcy on July 23, 2010, the Company’s common shares have been quoted on Pink OTC Markets Inc., under the trading symbol “LASR.PK”.

Auction Rate Securities

As discussed in Note 3 to Consolidated Financial Statements, the Company has holdings in auction rate securities. During the remainder of 2009, the Company sold $19.0 million par value securities valued at $14.4 million for $16.7 million in proceeds which resulted in the recognition of realized gains of approximately $2.3 million. During the first half of 2010, the Company sold its remaining $13.0 million par value securities valued at $10.4 million for $11.4 million in proceeds which resulted in the recognition of realized gains of approximately $1.0 million.

Settlement of Class Action

In May 2010, the parties to the putative class action described in Note 14 reached an agreement in principle to settle the litigation. The settlement covers purchasers of the common stock of the Company between February 27, 2007 and June 30, 2009. On July 30, 2010, a Motion for Certification of a Settlement Class and for Preliminary Approval of Class Action Settlement was filed with the court. The settlement is subject to preliminary and final approval by the United States District Court. Although the settlement agreement has not yet been approved by the United States District Court, the total settlement amount is well within the Company’s insurance policy limits; the Company’s contribution to the settlement amount would be limited to the balance of the company’s self-insured retention.

SEC Investigation

As discussed in Note 2 to Consolidated Financial Statements, “Restatement of Previously Issued Financial Statements”, of this Quarterly Report on Form 10-Q, the Company conducted the Revenue Review, which included a review of certain of its historical accounting practices. On May 14, 2009, the Company received a notice from the SEC indicating that the SEC is conducting a formal investigation relating to the Company’s historical accounting practices and the restatement of our historical consolidated financial statements. On September 16, 2010, the Company received a “Wells Notice” from the SEC, stating that the Staff is considering recommending that the Commission institute a civil injunctive action or administrative proceeding against the Company, alleging that the Company violated various provisions of the Securities Act and the Securities Exchange Act, and providing the Company with the opportunity to make a submission to the Staff in connection therewith. In connection with the contemplated action, the SEC may seek a permanent injunction or cease-and-desist order, disgorgement, prejudgment interest and the imposition of a civil penalty. The Company is cooperating fully with the SEC’s investigation.

U.K. Defined Benefit Pension Plan

Based on the preliminary results of a new funding valuation in 2010, the Company would be required to increase its annual contributions to the U.K. Plan from approximately $0.6 million to $0.8 million for a period of approximately 10 years, including an additional one-time lump-sum payment of approximately $1.6 million, of which $0.8 million was paid in September 2010. The remaining $0.8 million would be payable after the funding valuation results are finalized and all necessary U.K. governmental approvals are obtained.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Resignation of President and Chief Executive Officer

On May 24, 2010, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Dr. Sergio Edelstein in connection with Dr. Edelstein’s voluntary resignation from his position as President and Chief Executive Officer of the Company, as a member of the Board of Directors of the Company and as an officer or director of the Company’s direct and indirect subsidiaries or other affiliates and his related termination of employment with the Company, effective as of May 25, 2010 (the “Separation Date”).

Pursuant to the Separation Agreement, Mr. Edelstein will receive (i) payment for all accrued and unpaid base salary and all earned and accrued unused vacation pay through the Separation Date; (ii) severance pay of $520,000; and (iii) a lump sum payment in the amount of $259,123. In addition, all of Dr. Edelstein’s outstanding but unvested shares of restricted stock of the Company (including all shares with time-based or performance based vesting) vested immediately and any Company repurchase rights with respect to such restricted stock lapsed as of May 27, 2010, the date the Bankruptcy Court approved the Separation Agreement.

Under the terms of the Separation Agreement, Dr. Edelstein agreed to a non-competition covenant beginning on the Plan Effective Date and ending on the second anniversary of the Separation Date, as well as a customary confidentiality covenant.

Engagement of Chief Restructuring Officer

The Company entered into an engagement letter (the “Engagement Letter”) with FTI Consulting Inc. (“FTI”) on May 14, 2010 to provide for the services of Michael Katzenstein as Chief Restructuring Officer (“CRO”) and certain other temporary employees and management services to support Mr. Katzenstein in his role. Mr. Katzenstein also serves as the Company’s Principal Executive Officer and as a Director of the Company. Pursuant to the terms of the Engagement Letter, Mr. Katzenstein will remain employed by FTI and will perform services as CRO through FTI, reporting to the Company’s Board of Directors, Mr. Katzenstein does not receive any compensation from the Company and does not participate in any of the Company’s employee benefit plans. The Company instead compensates FTI at an aggregate rate of approximately $0.2 million per month for Mr. Katzenstein’s services as CRO and Gabriel E. Bresler’s services as Associate CRO plus additional fees based on time incurred for certain other temporary employees who support Messrs. Katzenstein and Bresler. Additionally, the arrangement with FTI for CRO services includes a Completion Fee of $1.4 million, which is earned and payable pursuant to the terms of the arrangement, as follows: i) one third (1/3) of the Completion Fee upon the effective date of the Final Chapter 11 Plan, which was July 23, 2010; ii) one-third of the Completion Fee upon delivery of management prepared financial information for the 2009 audit to the Company’s auditors; and iii) one-third of the Completion Fee upon the publication of the Form 10-K for the fiscal year 2009.

Chapter 11 Bankruptcy Cases

As discussed in Note 1, on July 23, 2010 the Debtors consummated their reorganization through a series of transactions contemplated by the Final Chapter 11 Plan, and the Final Chapter 11 Plan became effective pursuant to its terms. As a result of the bankruptcy proceedings, in the fourth quarter of 2009, the Company recorded $23.6 million of expense for reorganization items, which was comprised of $1.2 million related to professional fees, $21.3 million related to the write-off of the discount associated with the 2008 Senior Notes, $4.9 million related to the write-off of the deferred financing costs associated with the 2008 Senior Notes, net of the $3.8 million reversal associated with the warrant penalty accrual.

Pursuant to and in accordance with the Final Chapter 11 Plan, the Debtors entered into the following material agreements on July 23, 2010, the Effective Date.

Rights Offering

As contemplated by the Final Chapter 11 Plan, the Company conducted a rights offering in which it offered up to a maximum of $85 million of its common shares upon emergence from bankruptcy at a purchase price per share of $1.80 (the “Price Per Share”) to its existing shareholders. As such, 37,756,069 of the Company’s common shares were subscribed for a total subscription price of $67,960,924. Of the total common shares subscribed for in the Rights Offering, $64,889,486 were subscribed for by payment in cash and $3,071,438 were subscribed for by exchange of the 2008 Senior Notes. Also pursuant to the Final Chapter 11 Plan, and subject to the terms and conditions of a Backstop Commitment Agreement, the Consenting Noteholders agreed to backstop the entire Rights Offering. Regardless of the number of shares purchased in the Rights Offering, the Consenting Noteholders agreed to purchase a minimum of $20 million of common shares by exchanging the principal amount of 2008 Senior Notes for common shares at the Price Per Share. Because the difference between the total amount of the shares offered and the shares subscribed for in the Rights Offering was less than $20 million, 11,111,111 common shares for a total of the backstop commitment amount of $20 million were issued pursuant to the backstop commitment.

The Rights Offering was consummated on the Effective Date and the Cash Proceeds from the Rights Offering were, as provided in the Final Chapter 11 Plan, used to pay down the 2008 Senior Notes. As a result of the Rights Offering and the shares issued pursuant to the backstop commitment, the Company’s shareholders prior to the emergence from bankruptcy retained approximately 86.1% of the Company’s capital stock following emergence (subject to the distribution of shares placed in reserve pending resolution of certain

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

litigation matters unrelated to the Chapter 11 Cases). The remaining 13.9% of the Company’s capital stock was issued to the holders of the 2008 Senior Notes in partial exchange of such notes and pursuant to the commitment of certain holders to backstop the rights offering.

12.25% Senior Secured PIK Election Notes

On the Effective Date, GSI US issued $107,040,000 in aggregate principal amount of New Notes, which mature on July 23, 2014, pursuant to that certain Indenture (the “New Indenture”), by and among GSI US, as issuer, the Guarantors named therein (including the GSIG and MES) (collectively, the “Guarantors”) and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”).

Interest accrues on the New Notes at a rate of 12.25% per year and is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2010. GSI US may elect to pay the interest in cash, or, under certain conditions, by increasing the principal amount of the New Notes or issuing additional notes on the same terms and conditions as the existing New Notes (“PIK”). Furthermore, until the Company becomes current in its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and until the Company’s common shares are listed on an Eligible Market (as defined in the New Indenture), the rate of interest under the New Notes will be increased by an additional 2% per annum, payable by PIK beginning after August 15, 2010. The interest rate on the New Notes may be increased under certain defaults, as defined in the New Indenture.

The New Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by certain of the Guarantors. The obligations of GSI US under the New Indenture and the New Notes, and each of the Guarantor’s obligations under the New Indenture, will be secured by a first priority perfected security interest on all of the U.S. property and assets of GSI US and of all Guarantors.

GSI US may, at any time, redeem up to 100% of the aggregate principal amount of the New Notes (including any such notes issued after the Effective Date), in whole or in part, at a redemption price equal to 100% of the principal amount of the New Notes to be redeemed, plus accrued and unpaid interest thereon, if any, to, but not including, the date of redemption. To the extent the aggregate principal amount of outstanding indebtedness under a working capital facility which GSI US may enter into pursuant to the terms of the New Indenture exceeds $20 million or upon certain asset sales, GSIG or GSI US will be required to offer to use such excess working capital proceeds or excess net proceeds, as applicable, to make an offer to purchase a portion of the New Notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.

The terms of the New Notes require GSI US, GSIG and certain of their subsidiaries to comply with covenants that restrict some of their corporate activities, including the ability of GSI US, GSIG and such subsidiaries to incur additional debt, pay dividends, create liens, make investments, sell assets, repurchase equity or subordinated debt, or engage in specified transactions with affiliates.

Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the New Notes. An event of default resulting from a breach of a covenant may result, at the option of the holders, in an acceleration of the principal and interest outstanding. At any time after the occurrence and during the continuance of an event of default, the New Notes will bear interest at a rate per annum equal to the then applicable rate plus 2% per annum (the “Default Rate”). The New Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, cessation of effectiveness of certain related security documents and nonpayment of principal, interest or fees when due.

Security Agreement

On the Effective Date and in connection with the New Indenture, GSI US entered into a Security Agreement (the “Security Agreement”) with the Guarantors and the Trustee, as collateral agent thereunder, pursuant to which GSI US and the Guarantors, as grantors under the Security Agreement, provided for the grant of a first priority perfected security interest in all (except as otherwise provided therein) of the U.S. property and assets of GSI US and each Guarantor to secure GSI US’s obligations under the New Indenture and the New Notes and each Guarantor’s obligations under the New Indenture.

Registration Rights Agreement

On the Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Backstop Investors. The Registration Rights Agreement provides that, from the time the Company becomes current in its reporting obligations under the Exchange Act and for as long as it remains a public company with shares registered under the Exchange Act, the Backstop Investors party to the Registration Rights Agreement that collectively own at least 30% of the registrable securities have a right to twice demand the registration of their registrable securities on a registration statement. The registration may be a shelf registration, filed with the SEC on an underwritten or non-underwritten basis. In addition, such Backstop Investors have unlimited piggyback registration rights.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Escrow Agreement

On the Effective Date and pursuant to the terms of the Final Chapter 11 Plan, the Company entered into an escrow agreement with Law Debenture Trust Company of New York, as Escrow Agent (the “Escrow Agreement”). Pursuant to the Escrow Agreement, the Company placed 2,981,227 New Common Shares in a reserve (the “Reserve Shares”) to be held in escrow for the benefit of the holders of Section 510(b) Claims (as defined in the Final Chapter 11 Plan) pending the final disposition of that certain putative shareholder class action entitled Wiltold Trzeciakowski, Individually and on behalf of all others similarly situated v. GSI Group Inc., Sergio Edelstein, and Robert Bowen, Case No. 08-cv-12065 (GAO), filed on December 12, 2008, in the United States District Court (“US District Court”) for the District of Massachusetts (the “Shareholder Class Action”). In May 2010, the Company reached an agreement in principle to settle the Shareholder Class Action subject to court approval. On July 30, 2010, a Motion for Certification of a Settlement Class and for Preliminary Approval of Class Action Settlement was filed with the US District Court. The settlement is subject to preliminary and final approval by the US District Court. Following such final disposition of the class action, the Reserve Shares shall be released to the holders of the Section 510(b) Claims or to the holders of the Company’s common shares and holders of common shares that had vested on the Effective Date but had not been issued immediately prior to the Effective Date.

Mortgages

In connection with the Security Agreement and as required thereby, Synrad, Inc., one of the Company’s subsidiaries (“Synrad”), entered into an Open-End Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 23, 2010 (the “Washington Mortgage”), in favor of First American Title Insurance Company, in its capacity as trustee thereunder (the “First American”), for the benefit of the Trustee, as beneficiary thereunder, wherein Synrad mortgaged, granted, bargained, assigned, sold and conveyed its interest in the property located at 4600 Campus Place, Mukilteo, Washington 98275, to First American to secure (a) the payment of all of the obligations of the Issuer and the Guarantors under the New Indenture, the Washington Mortgage and the other Security Documents (as defined in the Washington Mortgage), and (b) the performance of all terms, covenants, conditions, provisions, agreements and liabilities contained in the New Indenture, the Washington Mortgage and the other Security Documents.

In connection with the Security Agreement and as required thereby, Control Laser Corporation, one of the Company’s subsidiaries (“Control Laser Corporation”), entered into an Open-End Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 23, 2010 (the “Florida Mortgage”), in favor of the Trustee, as mortgagee thereunder (in such capacity, the “Mortgagee”), wherein Control Laser Corporation mortgaged, granted, bargained, assigned, sold and conveyed its interest in the property located at 2419 Lake Orange Road, Orlando, Florida 32837, to Mortgagee to secure (a) the payment of all of the obligations of the Issuer and the Guarantors under the New Indenture, the Florida Mortgage and the other Security Documents (as defined in the Florida Mortgage), and (b) the performance of all terms, covenants, conditions, provisions, agreements and liabilities contained in the New Indenture, the Florida Mortgage and the other Security Documents.

In connection with the Security Agreement and as required thereby, Photo Research, Inc., one of the Company’s subsidiaries (“Photo Research”), entered into an Open-End Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 23, 2010 (the “California Mortgage”), in favor of First American, in its capacity as trustee thereunder, for the benefit of the Trustee, as beneficiary thereunder, wherein Photo Research mortgaged, granted, bargained, assigned, sold and conveyed its interest in the property located at 9731 Topanga Canyon Place, Los Angeles, California 91311, to First American to secure (a) the payment of all of the obligations of the Issuer and the Guarantors under the New Indenture, the California Mortgage and the other Security Documents (as defined in the California Mortgage), and (b) the performance of all terms, covenants, conditions, provisions, agreements and liabilities contained in the New Indenture, the California Mortgage and the other Security Documents.

Lease Amendment

GSI US and 125 Middlesex Turnpike, LLC, as landlord (the “Landlord”), entered into the First Amendment to Lease (the “Lease Amendment”) concerning GSI US’s corporate headquarters in Bedford, Massachusetts (the “Headquarters”). The Lease was entered into by and between GSI US and the Landlord on November 2, 2007 (the “Lease”), and the Lease Amendment was entered into on February 10, 2010 and became effective on the Confirmation Date (the “Lease Amendment Effective Date”). The Lease Amendment provides that the initial term of the Lease expires on the third anniversary of the Lease Amendment Effective Date (the “Lease Term”). In addition, the Lease Amendment provides that the Landlord has the option to terminate the Lease prior to the scheduled expiration of the Lease Term, which date shall be (a) no less than nine months after the date the Landlord gives notice of such early termination and (b) in any event, no earlier than June 1, 2011. In the aggregate, the modification reduces the Company’s obligations under the current lease by approximately $10.8 million, of which $0.9 million relates to 2013, $1.6 million relates to 2014 and $8.3 million relates to periods thereafter.

Pursuant to and in accordance with the Final Chapter 11 Plan, the following material agreements terminated pursuant to the terms of the Final Chapter 11 Plan on July 23, 2010, the Effective Date.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Debt Securities

On the Effective Date, pursuant to the Final Chapter 11 Plan and the Confirmation Order, all outstanding obligations under those certain 11% Senior Subordinated Notes due 2013 issued by GSI were cancelled and the indenture governing such obligation was terminated.

Equity Interests

On and as of the Effective Date, pursuant to the Final Chapter 11 Plan and the Confirmation Order, all of the issued and outstanding shares of capital stock of the Company, including all options, calls, rights, participation rights, puts, awards, commitments or any other agreement to acquire shares of capital stock of the Company that existed prior to the Effective Date, were cancelled and in exchange therefore, holders of such interests received distributions pursuant to the terms of the Final Chapter 11 Plan.

Shareholder Rights Plan

On and as of the Effective Date, that certain Amended and Restated Shareholder Rights Plan, dated as of May 15, 2008, by and between the Company and Computer Share Investor Services, as Rights Agent (the “Rights Plan”), was terminated. Prior to such termination, the Rights Plan was scheduled to expire on May 15, 2011. The Rights Plan created a right (the “Right”) (which was only triggered if a person or a control group acquired 20% or more of the Company’s issued and outstanding publicly traded common shares without the approval of the Board of Directors of the Company) for each shareholder, other than the acquiring person or its associates or affiliates, to acquire additional common shares of the Company at one-half of the then market price at the time of exercise. Pursuant to the Final Chapter 11 Plan, the Rights were cancelled on and as of the Effective Date.

Share Issuances

On the Effective Date, the Company issued an aggregate of 100,002,179 New Common Shares pursuant to the Final Chapter 11 Plan in exchange for claims against or interests of the Company. Consistent with the Confirmation Order and applicable law, the Company relied on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), the issuance of such New Common Shares.

On the Effective Date, the New Common Shares were issued in exchange for claims against or interests in the Company pursuant to the Final Chapter 11 Plan as follows:

Existing Equity Holders

The Company issued 45,375,994 New Common Shares (the “Equity Shares”) on the Effective Date to holders of the common shares issued and outstanding immediately prior to the Effective Date and to holders of Vested Share Rights (such holders, collectively, the “Existing Equity Holders”).

Reserve Shares

As further described above under “Escrow Agreement”, the Company issued 2,981,227 New Common Shares on the Effective Date to the Escrow Agent to be held in escrow pursuant to the Escrow Agreement for the benefit of the holders of Section 510(b) Claims and the Existing Equity Holders pending the final disposition of the Shareholder Class Action. In May 2010, the Company reached an agreement in principle to settle the Shareholder Class Action. The settlement is subject to preliminary and final approval by the United States District Court, and to the extent required by law, approval by the Bankruptcy Court.

Rights Offering

In connection with the Rights Offering described earlier, the Company issued (i) 36,049,715 New Common Shares on the Effective Date to Eligible Holders that elected to subscribe for New Common Shares by paying for the purchase price in cash and (ii) 1,706,354 New Common Shares on the Effective Date to Eligible Holders that subscribed for New Common Shares by exchanging their 2008 Senior Notes.

Backstop Commitment

In connection with the Backstop Commitment described earlier, the Company issued 11,111,111 New Common Shares on the Effective Date to the Backstop Investors pursuant to the Backstop Exchange.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Supplemental Equity Exchange

Pursuant to and in accordance with the Final Chapter 11 Plan, on the Effective Date the holders of the 2008 Senior Notes exchanged an aggregate principal amount of $5 million under the 2008 Senior Notes for 2,777,778 New Common Shares at the Purchase Price Per Share (the “Supplemental Equity Exchange”).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, anticipated financial performance; the impact of our delisting from NASDAQ and the ability to relist our shares on a national securities exchange; our ability to continue as a going concern; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases; anticipated sales performance; industry trends; market conditions; changes in accounting principles and changes in actual or assumed tax liabilities; expectations regarding tax exposure; anticipated reinvestment of future earnings; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and dispositions and anticipated benefits from prior acquisitions; anticipated outcomes of the SEC investigation and legal proceedings and litigation matters; and anticipated use of currency hedges. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q. In this Quarterly Report on Form 10-Q, the words “anticipates”, “believes”, “expects”, “intends”, “future”, “could”, “estimates”, “plans”, “would”, “should”, “potential”, “continues”, and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Business Overview

We design, develop, manufacture and sell photonics-based solutions (consisting of lasers, laser systems and electro-optical components), precision motion devices, and associated precision motion control technology and systems. Our customers incorporate our technology into their products or manufacturing processes, for a wide range of applications in the industrial, scientific, electronics, semiconductor, medical and aerospace markets. Our products enable customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications, including device complexity and miniaturization.

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

We group our business units, also known as product lines, into three segments: Precision Technology, Semiconductor Systems, and Excel. Our Precision Technology segment primarily sells components to original equipment manufacturers (OEMs), who then integrate products of our Precision Technology segment into application specific products or systems. Our Precision Technology segment’s OEM products include those based on its core competencies in laser, precision motion and motion control technology. Our Semiconductor Systems segment designs, develops and sells production systems that process semiconductor wafers using laser beams and high precision motion technology. Our Semiconductor Systems segment sells manufacturing systems to integrated device manufacturers and wafer processors. Our Excel segment designs, manufactures and markets photonics-based solutions consisting of lasers, laser-based systems, precision motion devices and electro-optical components, primarily for industrial and scientific applications. Our Excel segment primarily sells components to OEMs, who then integrate the Excel segment’s products into application specific products or systems.

Strategy

We strive to expand our presence in the markets we serve both through organic growth and strategic acquisitions. This strategy led to our acquisition of Excel Technology, Inc. in the third quarter of 2008. The acquisition of Excel represented a major step in our effort to penetrate attractive markets that depend on photonics-based solutions. The acquisition also allowed our Precision Technology segment to expand our presence in several markets that it serves. During 2008 and 2009, we undertook steps to integrate parts of Excel’s business with those of GSI. As a result of the bankruptcy filing by GSI Group, Inc. and two of our wholly-owned U.S. subsidiaries in November 2009, further integration of the two businesses was delayed. We expect to have additional opportunities to integrate the two businesses in the future but our primary focus in the near term will be on the continued development and introduction of new products, increasing our presence in markets we currently serve and identifying new market opportunities for new and existing products. In addition, we may explore potential divestments of non-strategic businesses.

Pursuant the terms of the Final Chapter 11 Plan, it was agreed that the reorganized Company’s board of directors would be comprised of seven directors, to include two directors selected by the noteholders, two directors with industry expertise selected by the Equity Committee, one director selected by mutual agreement between the noteholders and the Equity Committee, one director to be selected from our Board of Directors prior to emergence, and the chief executive officer (“CEO”) of the reorganized Company. We currently do not have a permanent CEO or a permanent chief financial officer. Our former chief restructuring officer has been serving and will continue to serve as the Company’s principal executive officer until such time that a permanent CEO is identified and hired. On April 1, 2010, we appointed a principal financial officer who has been serving and will continue to serve as our chief financial officer (“CFO”) until such time that a permanent CFO is identified and hired.

Significant Events

The following significant transactions and events occurred in 2008, 2009 and 2010 through the filing of this Quarterly Report on Form 10-Q:

1.	Chapter 11 Bankruptcy—On November 20, 2009, GSI Group, Inc. and two of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. Following the Petition Date, the Debtors continued to operate their businesses as debtors-in-possession. On May 27, 2010, the Bankruptcy Court entered an order confirming and approving the Final Chapter 11 Plan for the Debtors and on July 23, 2010, the Debtors emerged from bankruptcy. Refer to Notes 1, 8, 14 and 17 to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the Chapter 11 Cases.

2.	Rights Offering—Our $210.0 million of debt issued pursuant to the 2008 Senior Notes was restructured in the Chapter 11 bankruptcy proceedings. On July 23, 2010, we emerged from bankruptcy and consummated the rights offering contemplated under the Final Chapter 11 Plan. We raised approximately $85.0 million in proceeds in the Rights Offering which were used to pay down a portion of the obligations due with respect to the 2008 Senior Notes. The remaining obligations due with respect to the 2008 Senior Notes for unpaid principal and accrued interest were satisfied through the issuance of new common shares, cash payments and the issuance of $107.0 million new 12.25% Senior Secured PIK Election Notes which mature in July 2014.

3.	Reassessment of the Carrying Value of Goodwill, Intangible Assets and Other Long-lived Assets—As a result of the Chapter 11 bankruptcy filing on November 20, 2009, we reassessed the carrying value of our goodwill, intangible assets and other long-lived assets and recorded an impairment charge of $1.0 million. During the fourth quarter of fiscal 2008, as a result of the world-wide economic downturn and the adverse impact it was having on our business, we reassessed the carrying value of our goodwill, intangible assets and other long-lived assets. As a result of that reassessment, we recorded an impairment charge of $215.1 million. Refer to Note 6 to Consolidated Financial Statements for information regarding goodwill and intangible assets and the impairment charges we recognized.

4.	Restructuring, Restatement Related Costs and Other Charges—In 2008 and 2009, we recorded restructuring, restatement related costs and other charges of $10.5 million and $16.3 million, respectively. The 2009 restructuring, restatement related costs and other charges primarily relate to fees paid to professionals in connection with the revenue review and restatement of our historical financial statements described below, the SEC investigation, the shareholder class action and the internal FCPA review. The 2008 restructuring, restatement related costs and other charges primarily relate to a number of initiatives to reduce our workforce, the cessation or relocation of certain activities, and the revenue review and related restatement of our historical financial statements. These activities are discussed further below in the discussion of our results of operations for the three months ended April 3, 2009 and March 28, 2008. Additional information may be found in Note 13 to Consolidated Financial Statements.

5.

Reorganization Items—Reorganization items represent amounts that are recorded in our consolidated financial statements as a result of the bankruptcy proceedings. In connection with our Chapter 11 bankruptcy filing on November 20, 2009, we were required to reclassify certain current and long term obligations to liabilities subject to compromise, including our 2008 Senior Notes debt obligation. As a result, we recorded a $22.4 million charge to eliminate our debt discount, deferred financing costs and accrued warrant penalty related to the 2008 Senior Notes. In addition, we incurred $1.2 million in professional fees from the date of our bankruptcy filing through December 31, 2009.

6.	Pre-petition Professional Fees—During the year ended December 31, 2009, we incurred approximately $7.0 million for professional fees prior to the Petition Date related to the financial and legal advisors retained to assist in the analysis of debt restructuring alternatives as well as related to financial and legal advisors retained by the noteholders. See Note 3 to Consolidated Financial Statements.

7.	Restatement of Historical Financial Statements—During the preparation of our financial statements for the quarter ended September 26, 2008, we discovered errors in the timing of the recognition of revenue from certain sales transactions in our Semiconductor Systems segment. As a result of this discovery, we undertook a review of the accounting treatment for sales transactions in our Semiconductor Systems segment and Precision Technology segment for fiscal years 2004 through 2008. We subsequently restated our financial results for 2004 through 2007 as reflected in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Quarterly Report on Form 10-Q for the fiscal period ended September 26, 2008 that we filed on April 13, 2010. Amounts presented in this 10-Q for the three months ended March 28, 2008 have been classified “as restated”. This restatement is more fully described in the “Explanatory Note” immediately preceding Part I of this Quarterly Report on Form 10-Q, and in Note 2, “Restatement of Previously Issued Financial Statements”, to Consolidated Financial Statements.

8.	Divestiture of our U.S. Optics Business—In October 2008, we completed the sale of our U.S. Optics Business, which was historically included in our Precision Technology segment, for $21.6 million. The sale of this business resulted in a gain of $8.7 million that is reported as Gain on Disposal of Discontinued Operations, net of tax, in our consolidated statements of operations. This sale is more fully described in Note 5 to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

9.	Acquisition of Excel Technology, Inc.—In August 2008, we acquired Excel Technology, Inc., a designer, manufacturer and marketer of photonics-based solutions consisting of lasers, laser based systems, precision motion devices and electro-optical components, primarily for industrial and scientific applications, for $368.7 million, including transaction costs. A portion of the purchase price was paid with the proceeds from the issuance of $210.0 million of 2008 Senior Notes, which were restructured as part of the Chapter 11 Cases. Approximately $282.6 million of the purchase price was assigned to goodwill and intangible assets. In December 2008, as a result of the world-wide economic downturn and its effect on our business, we reassessed the carrying value of all of our goodwill and intangible assets, including those resulting from the acquisition of Excel. As a result of that reassessment, we recorded a total impairment charge of $215.1 million that included $180.6 million for the impairment of Excel’s goodwill and intangible assets. Excel has complementary products, technologies, and distribution channels to ours that we believe will enable us to provide customers with a significantly broader set of technical solutions and to expand our market share. Excel has been included in our consolidated operating results since August 20, 2008. Refer to Notes 4, 6 and 8 to Consolidated Financial Statements for additional information regarding the acquisition of Excel, the 2008 Senior Notes and the impairment of goodwill and intangible assets.

Overview of Financial Results

As a result of the significant events described above, our financial results in 2009 differ significantly from those in recent years. During the three months ended April 3, 2009, we reported a net loss of $16.7 million, compared to net income of $33,000 during the three months ended March 28, 2008. Our operating results during the three months ended April 3, 2009 included a significant charge of $8.3 million in connection with restructuring, restatement related costs, and other expenses, a $7.2 million interest expense charge related to our $210.0 million debt financing, and pre-petition professional fees of $0.7 million with no comparable amounts during the three months ended March 28, 2008.

Results of Operations for the Three Months Ended April 3, 2009 Compared with the Three Months Ended March 28, 2008

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	April 3, 2009	March 28, 2008
	(Unaudited)	(Unaudited, as Restated)
Sales	100.0%	100.0%
Cost of goods sold	63.1	63.2

Gross profit	36.9	36.8

Operating expenses:
Research and development and engineering	12.7	12.7
Selling, general and administrative	23.3	25.9
Amortization of purchased intangible assets	2.5	0.9
Acquisition-related in-process research and development charge	0.0	0.0
Restructuring, restatement related costs and other	13.0	(0.5)
Pre-petition professional fees	1.0	0.0

Total operating expenses	52.5	39.0

Income (loss) from operations	(15.6)	(2.2)
Interest income	0.2	1.9
Interest expense	(11.3)	0.0
Foreign exchange transaction gains (losses)	0.1	0.2
Other income	(1.1)	0.2

Income (loss) from continuing operations before income taxes	(27.7)	0.1
Income tax provision (benefit)	(1.5)	0.4

Income (loss) from continuing operations	(26.2)	(0.3)
Income (loss) from discontinued operations, net of tax	0.0	0.4

Consolidated net income (loss)	(26.2)	0.1
Less: Net loss attributable to noncontrolling interest	0.0	0.0

Net income (loss) attributable to GSI Group Inc.	(26.2)%	0.1%

Sales

The following table sets forth sales by business segment for the periods noted (dollars in thousands):

	Three Months Ended
	April 3, 2009	March 28, 2008 (As Restated)	Increase (Decrease)	Percentage Change
Precision Technology	$20,935	$39,496	$(18,561)	(47.0)%
Semiconductor Systems	13,834	22,851	(9,017)	(39.5)%
Excel	31,499	—	31,499	—
Intersegment sales elimination(1)	(2,360)	(1,122)	(1,238)	110.3%

Total	$63,908	$61,225	$2,683	4.4%

(1)	In the three months ended April 3, 2009, sales of the Precision Technology segment’s products to the Excel and Semiconductor Systems segments and sales of the Excel segment’s products to the Precision Technology and Semiconductor Systems segments. In the three months ended March 28, 2008, sales of the Precision Technology segment’s products to the Semiconductor Systems segment.

Sales of the various product lines that comprise our Precision Technology segment decreased by $18.6 million, or 47.0%, from $39.5 million during the three months ended March 28, 2008 to $20.9 million during the three months ended April 3, 2009. Sales decreased across all of the significant product lines that comprise the Precision Technology segment. However, the decrease in sales was primarily attributable to a decline in sales of Spindles, Lasers and Encoders during the first quarter of 2009. Worldwide demand for those products weakened markedly in late 2008 as turmoil in world financial markets intensified, credit conditions tightened and business and consumer confidence plummeted. The weakness in demand continued during the first quarter of 2009.

Semiconductor Systems segment sales transactions are generally multiple element arrangements that are accounted for in accordance with the provisions of Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables”. Due to the multiple element nature of Semiconductor Systems segment sales transactions sales in any given period may not correspond to shipments. Semiconductor Systems segment revenues decreased by $9.0 million, or 39.5%, from $22.8 million during the three months ended March 28, 2008 to $13.8 million during the three months ended April 3, 2009. The decrease in Semiconductor Systems sales was primarily attributable to the global slowdown in semiconductor manufacturing due to markedly weakened end-user demand for electronic products. The slowdown in demand for capital equipment by semiconductor manufacturers had a dramatic adverse effect on sales of our Semiconductor Systems segment beginning late in 2008 and continuing through the first three months of 2009. Sales for the first fiscal quarter of 2009 and 2008 of our Semiconductor Systems segment include the recognition of revenue that had been deferred from orders placed by customers in earlier periods, but had not been recognized in the period in which the order was received due to previously undelivered elements or unresolved commitments. The revenue related to these orders was recognized once the final deliverables or commitments were resolved. At the end of the first quarter of fiscal 2009 and fiscal 2008, our consolidated deferred revenue was primarily related to our Semiconductor Systems segment. Total deferred revenue decreased by 12.2% from $84.2 million at December 31, 2008 to $73.9 million at April 3, 2009, as we recognized $7.6 million in revenue related to orders received prior to 2008. Total deferred revenue increased by 11.3% from $101.6 million at December 31, 2007 to $113.1 million at March 28, 2008. A significant portion of the deferred revenue relating to undelivered elements as of April 3, 2009 was recognized in 2009 and 2010. The decrease in shipments of Semiconductor Systems was particularly pronounced in the third and fourth quarters of 2008 and continued at a low level throughout the first three months of 2009.

The Excel segment had sales of $31.5 million during the three months ended April 3, 2009. The Excel segment was established following the acquisition of Excel in August 2008. Originally, the Excel segment was comprised solely of the operations of the then-newly acquired entity. In 2009, we changed the structure of our internal organization in a manner that caused the composition of our reportable segments to change. More specifically, certain portions of a specific product line within the Precision Technology segment were transferred to the Excel segment. Our reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented.

Gross Profit

The following table sets forth gross profit and gross profit percentage for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	April 3, 2009	March 28, 2008 (As Restated)
Gross profit:
Precision Technology	$8,019	$14,662
Semiconductor Systems	4,322	7,826
Excel	12,496	—
Intersegment sales elimination	(1,238)	69

Total	$23,599	$22,557

Gross profit percentages:
Precision Technology	38.3%	37.1%
Semiconductor Systems	31.2%	34.2%
Excel	39.7%	—
Intersegment sales elimination	52.5%	6.1%

Total	36.9%	36.8%

Gross profit as a percentage of sales can be influenced by a number of factors including product mix, pricing, volume, costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, at any particular time.

During the three months ended April 3, 2009, gross profit of the Precision Technology segment decreased by $6.6 million or 45.3%, from $14.7 million during the three months ended March 28, 2008 to $8.0 million during the three months ended April 3, 2009. The Precision Technology segment’s gross profit margin was 38.3% during the three months ended April 3, 2009 compared with a gross profit margin of 37.1% during the three months ended March 28, 2008. The decrease in gross profit was primarily attributable to the decrease in sales. The increase in gross profit margin was primarily attributable to changes in product mix, as the gross profits vary among the product lines in this segment.

During the three months ended April 3, 2009, gross profit of the Semiconductor Systems segment decreased by $3.5 million or 44.8%, from $7.8 million during the three months ended March 28, 2008 to $4.3 million during the three months ended April 3, 2009. The Semiconductor System segment’s gross profit margin was 31.2% during the three months ended April 3, 2009 compared with a gross profit margin of 34.2% during the three months ended March 28, 2008. The decrease in the Semiconductor Systems segment gross profit and gross profit margin was primarily attributable to fixed costs being absorbed into the revenue base that decreased by $9.0 million, or 39.5% from $22.8 million during the three months ended March 28, 2008 to $13.8 million during the three months ended April 3, 2009. The fixed costs during the three months ended April 3, 2009 included severance costs resulting from headcount reductions.

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of labor and other employee-related expenses. R&D expenses were $8.1 million, or 12.7% of sales during the three months ended April 3, 2009 compared with $7.8 million, or 12.7% of sales during the three months ended March 28, 2008. R&D expenses, in terms of total dollars, increased slightly primarily as a result of the full quarterly impact of R&D costs associated with our acquisition of Excel in August 2008 that did not have a comparable amount during the three months ended March 28, 2008. This increase was offset by our reduction in Semiconductor Systems segment headcount in connection with the restructuring activities discussed below. We believe that the development and market introduction of new products and the enhancement of existing products are essential to our success. Accordingly, during 2009, we continued to invest in the development of new products across all three of our segments.

Selling, General and Administrative Expenses

Selling, general and administrative (“SGA”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management, and includes personnel related costs, commissions, advertising, legal, tax, accounting and other professional fees. SGA expenses were $14.8 million during the three months ended April 3, 2009, representing 23.3% of sales compared to $15.9 million, or 25.9% of sales during the three months ended March 28, 2008. SGA expenses, in terms of total dollars, decreased primarily as a result of our reductions in payroll related costs attributable to our 2008 reductions in headcount in connection with restructuring activities discussed below. This reduction was partially offset by the full quarterly impact of costs associated with our acquisition of Excel in August 2008.

Amortization of Purchased Intangible Assets

Amortization of intangible assets is discussed below in “Critical Accounting Policies and Estimates”. All amortization of purchased intangible assets is charged to our Precision Technology and Excel segments. Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold, was $1.6 million or 2.5% of sales during the three months ended April 3, 2009, compared with $0.6 million, or 0.9% of sales during the three months ended March 28, 2008. The increase in 2009, in terms of both dollars and as a percentage of sales, was primarily related to the amortization of intangible assets we acquired as part of the Excel acquisition in August 2008.

Restructuring, Restatement Related Costs and Other

We recorded restructuring, restatement related costs and other charges of $8.3 million and a net benefit of $0.3 million during the three months ended April 3, 2009 and March 28, 2008, respectively.

Restructuring Charges

During the three months ended April 3, 2009, we recorded $0.5 million in restructuring costs related to a plan initiated in December 2008, which involved the transfer of all volume related manufacturing from our Rugby, U.K. facility within the Precision Technology segment, to our facilities in China and the then-newly acquired Excel manufacturing sites. It was comprised entirely of employee severance costs.

The following table summarizes the balance of the restructuring accrual on our consolidated balance sheets (in thousands):

Total
Balance at December 31, 2008	$2,519
Restructuring charges (benefits), net	485
Cash payments	(1,177)
Non-cash write-offs or other adjustments	(52)

Balance at April 3, 2009	$1,775

Restatement Related Costs and Other

During the three months ended April 3, 2009, we incurred $7.8 million of costs to third parties, including auditors, attorneys, forensic accountants, and other advisors, that relate to the restatement of our previously issued financial statements as reported in our

Form 10-K for the year-ended December 31, 2008 and our Form 10-Q for the quarter ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in our restructuring, restatement related costs and other charges for the respective periods in the accompanying consolidated statements of operations.

Pre-Petition Professional Fees

Pre-petition professional fees represent retention costs incurred during 2009 prior to the bankruptcy for financial and legal advisors to assist in the analysis of debt restructuring alternatives, as well as costs incurred by us of financial and legal advisors retained by the noteholders pursuant to certain binding agreements between the two parties. Pre-petition professional fees incurred during the three months ended April 3, 2009 were $0.7 million with no comparable amount during the three months ended March 28, 2008.

Interest Income

Interest income decreased by $1.1 million, from $1.2 million during the three months ended March 28, 2008 to $0.1 million during the three months ended April 3, 2009. The decrease in interest income was primarily attributable to lower cash and investment balances following our acquisition of Excel in August 2008.

Interest Expense

Interest expense related to our $210.0 million debt was $7.2 million during the three months ended April 3, 2009 with no comparable amount during the three months ended March 28, 2008.

Other Income (Expense) and Foreign Exchange Transaction Gains (Losses), Net

Other income (expense) and foreign exchange currency transaction gains (losses), net, was ($0.7) million during the three months ended April 3, 2009, compared to $0.3 million during the three months ended March 28, 2008. During the three months ended April 3, 2009, we incurred a $0.9 million penalty relating to our inability to maintain the effectiveness of the registration statement on Form S-3 that we filed in October 2008 relating to the resale of our common shares issued upon the exercise of the Warrants. This charge was offset by the recognition of a $0.1 million gain on the sale of a portion of our auction rate securities and $0.1 million in earnings on our equity investment. During the three months ended March 28, 2008, we recognized $0.2 million of exchange gains and $0.1 million in earnings on our equity investment

Income Taxes

The effective tax (benefit) rate on the loss from continuing operations for the three months ended April 3, 2009, was (5.2%) compared with an effective tax rate of 351.0% on income from continuing operations for the three months ended March 28, 2008. The effective tax rate for the three months ended April 3, 2009 reflects our estimated annual effective tax rate and is primarily due to the tax rates in effect in the jurisdictions where income is earned, the increase in our liability for uncertain tax positions, and the increase in our valuation allowance, offset in part by the increase in interest receivable resulting from the IRS audit for the tax years from 1999 to 2002 and the increase in the potential refunds and accrued interest income from the impending refunds claimed on the federal amended returns for the tax years from 2000 to 2008.

Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. When making this determination, a review of all available positive and negative evidence needs to be considered, including our performance, the market environment in which we operate, length of carry-back and carry-forward periods, existing sales backlog, future taxable income projections and tax planning strategies. We have previously provided valuation allowances against losses in the parent company and subsidiaries with an inconsistent history of taxable income and loss due to the uncertainty of their realization. In addition, we have provided a valuation allowance on tax credits and net operating losses due to the uncertainty of generating earned income to use the tax credits or net operating losses.

Income from Discontinued Operations, Net of Tax

On October 8, 2008, we completed the sale of our U.S. Optics Business, located in Moorpark, California, which was a part of our Precision Technology segment for proceeds of $21.6 million, and recorded a gain on sale, net of tax, of $8.7 million. The operating results of this business were reclassified and reported as income from discontinued operations for the three months ended March 28, 2008.

Liquidity and Capital Resources

On November 20, 2009, GSIG, together with two of its subsidiaries, voluntarily filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Under the Bankruptcy Code, our status as a bankruptcy debtor automatically accelerated the payment of the debt arising under the 2008 Senior Notes. Accordingly, this debt has been classified as current as of December 31, 2008 and April 3, 2009 in our accompanying consolidated balance sheets. Operating in bankruptcy imposed significant risks and uncertainties on our business.

However, we emerged from bankruptcy on July 23, 2010 and in connection therewith completed a rights offering pursuant to which we sold common shares for approximately $85 million. The proceeds from the rights offering were used to pay down a portion of the obligations due with respect to the 2008 Senior Notes. The remaining obligations due with respect to the 2008 Senior Notes for unpaid principal and accrued interest were satisfied through the issuance of the our common shares, the payment of cash and the issuance of new 12.25% Senior Secured PIK Election Notes (the “New Notes”) which mature in July 2014. As a result of our emergence from bankruptcy and the associated restructuring of our debt obligations, we believe we have sufficient liquidity to fund our operations through at least December 31, 2010.

Based upon our current level of business activity, we believe we will have sufficient liquidity to fund our operations beyond December 31, 2010 to at least the end of 2011. However, our ability to make payments on or to refinance our indebtedness, including the New Notes, which incur an additional 2% in interest until our common shares are listed on a national securities exchange and we become current with our SEC reporting, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the New Notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the New Notes on or before their maturity in 2014. Under the terms of the New Indenture, GSI US may obtain a working capital facility of up to $40 million with the consent of the noteholders, whose consent cannot be unreasonably withheld. To the extent the aggregate principal amount of the outstanding indebtedness under the working capital facility exceeds $20 million, or upon certain asset sales, GSIG or GSI US will be required to offer to use such excess working capital proceeds or excess net proceeds, as applicable, to make an offer to purchase a portion of the New Notes at 100% of the principal amount thereof. We cannot assure you that we will be able to refinance any of our indebtedness, including the New Notes, on commercially reasonable terms or at all. See “Risk Factors—Risks Relating to our Common Shares and our Capital Structure—To service our indebtedness and fund our operations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.”

Although much of our business is conducted through our subsidiaries, none of our subsidiaries is obligated to make funds available to us. Accordingly, our ability to make payments on our indebtedness and fund our operations may be dependent on the earnings and the distribution of funds from our subsidiaries. Local laws and regulations and/or the terms of the indenture governing the New Notes may restrict certain of our subsidiaries from paying dividends and otherwise transferring assets to us. We cannot assure you that applicable laws and regulations and/or the terms of the indenture will permit our subsidiaries to provide us with sufficient dividends, distributions or loans when necessary. See “Risk Factors—Risks Relating to Our Common Shares and our Capital Structure—We may not have access to the cash flow and other assets of our subsidiaries that may be needed to service our indebtedness and fund our operations.”

Cash and cash equivalents totaled $53.6 million at April 3, 2009, compared to $69.0 million at December 31, 2008. The decrease in cash and cash equivalents is primarily related to costs associated with restructuring, restatement related costs and other charges, pre-petition professional fees and interest payments on our $210.0 million 2008 Senior Notes. These cash outflows were partially offset by tax refunds received during the three months ended April 3, 2009 totaling $6.1 million.

In connection with our acquisition of Excel in August 2008, we acquired $32.3 million par value auction rate securities. These auction rate securities are student loans backed by the federal government and are privately insured. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. We sold $0.3 million in par value securities valued at $0.2 million for $0.3 million and recognized a gain of $0.1 million during the quarter ended April 3, 2009. During the remainder of 2009, we sold an additional $19.0 million in par value securities valued at $14.4 million for $16.7 million in proceeds that resulted in the recognition of realized gains of $2.3 million. As of December 31, 2009, we continue to hold auction rate securities with a par value of $13.0 million. During the first half of 2010, we sold our remaining auction rate securities for $11.4 million. The auction rate securities were valued at $10.4 million and had a par value of $13.0 million. We recorded a gain in 2010 of approximately $1.0 million from the sale of these securities.

Cash Flows for Three Months Ended April 3, 2009 and March 28, 2008

Cash used in operating activities during the three months ended April 3, 2009 was $15.2 million, compared to cash provided by operating activities of $2.8 million during the three months ended March 28, 2008, a difference of $18.0 million. The increase in cash used by operating activities was primarily attributable to the following factors:

•	In February 2009, we made an $11.3 million semi-annual interest payment on our $210.0 million outstanding debt.

•

For the three months ended April 3, 2009, we recorded a net loss of $16.8 million, compared with net income of $33,000 during the three months ended March 28, 2008, before non-cash adjustments to reconcile net income (loss) to net cash from operating activities.

•	Non-cash adjustments to reconcile net income (loss) to cash provided by operating activities, included the following material items:

•

Depreciation and amortization charges of $4.7 million during the three months ended April 3, 2009 compared with $3.4 million during the three months ended March 28, 2008, increased due to the inclusion of Excel’s intangible assets and property, plant and equipment for the three months ended April 3, 2009.

•

During the three months ended April 3, 2009, we incurred non-cash interest accretion expense of $1.2 million on our $210.0 million debt with no comparable amount during the three months ended March 28, 2008.

•

The increase in non-cash adjustments above were offset by a decrease in our inventory obsolescence provisions which were ($0.1) million during the three months ended April 3, 2009 compared to $1.4 million during the three months ended March 28, 2008.

•

Cash used in operations as a result of net changes in our operating assets and liabilities totaled $5.5 million during the three months ended April 3, 2009 as compared to cash provided by operating activities of $2.5 million during the three months ended March 28, 2008.

•	Decreases in our accounts receivable balance during the three months ended April 3, 2009 provided $12.3 million of cash compared to $1.4 million during the three months ended March 28, 2008.

•	Increases in our inventory resulted in usage of cash of $1.0 million during the three months ended April 3, 2009 as compared to $2.6 million during the three months ended March 28, 2008.

•

The net change to deferred revenue and related deferred cost of goods sold resulted in a $5.3 million use of cash during the three months ended April 3, 2009 and while providing cash of $5.6 million during the three months ended March 28, 2008, a net change of $10.9 million.

•

A decrease in accounts payable and accrued expenses resulted in a use of cash of $16.2 million during the three months ended April 3, 2009 compared to $5.5 million during the three months ended March 28, 2008. The $10.7 million increase in usage was attributable to the interest payment on the debt, restructuring, restatement related costs and other expense payments, and deferred compensation payments.

•	Increases in our usage of cash were offset by tax refunds received of $6.1 million during the three months ended April 3, 2009.

Our discontinued operations provided $0.3 million in cash during the three months ended March 28, 2008 with no comparable amount during the three months ended April 3, 2009 due to the completion of the sale at the end of 2008.

Cash provided by investing activities was $0.3 million during the three months ended April 3, 2009 compared to cash used in investing activities of $3.6 million during the three months ended March 28, 2008.

•	During the three months ended April 3, 2009, we completed the sale for certain assets held for sale in the U.K. for proceeds of $0.4.

•	We sold $0.3 million in par value auction rate securities for proceeds of $0.3 million.

•

We used $0.4 million of cash during the three months ended April 3, 2009 for capital expenditures compared to $3.6 million during the three months ended March 28, 2008, during which we began to outfit our new U.S. facility in Bedford, MA.

We did not have any cash related financing activities in the three months ended April 3, 2009. Cash used in financing activities was $3.1 million during the three months ended March 28, 2008, attributable primarily to the repurchase of shares of our common stock.

In addition to cash flows from operating, investing and financing activities, exchange rate changes resulted in a decrease of $0.6 million in our cash balances during the three months ended April 3, 2009 compared with an increase of $2.1 million during the three months ended March 28, 2008.

Other Liquidity Matters

Debt

On August 20, 2008 (the “Closing Date”), we issued to various investors $210.0 million of Senior Notes due 2013 (the “2008 Senior Notes”) pursuant to the terms of an indenture (the “2008 Senior Note Indenture”), along with detachable warrants (the “Warrants”) for the purchase of 5,882,520 of our common shares, for collective net proceeds of $203.5 million. The proceeds were used to fund a portion of our acquisition of Excel.

The 2008 Senior Notes pay interest semi-annually on February 15 th and August 15th and mature in August 2013. The 2008 Senior Note Indenture contained covenants that restricted our ability to incur additional indebtedness, pay dividends, create liens, make investments, sell assets, repurchase securities, or engage in specified transactions with affiliates. As discussed in Note 1 to Consolidated Financial Statements, GSIG and two of its wholly-owned United States subsidiaries filed for bankruptcy on November 20, 2009. Under the Bankruptcy Code, our status as a bankruptcy debtor automatically accelerated the 2008 Senior Notes. Accordingly, the 2008 Senior Notes are classified as a current liability in our accompanying consolidated balance sheets as of December 31, 2008 and as of April 3, 2009. As described in Note 17 to Consolidated Financial Statements, the 2008 Senior Notes were cancelled upon our emergence from bankruptcy in exchange for the issuance of our common shares and New Notes and a payment in cash.

Cash paid for interest on the 2008 Senior Notes totaled $11.3 million during the three months ended April 3, 2009 with no comparable amount during the three months ended March 28, 2008. See Note 1 to Consolidated Financial Statements for further information about the 2008 Senior Notes.

Pension Plans

We maintain two plans that are considered to be defined benefit plans under the provisions of SFAS No. 158, a plan in the U.K. (the “U.K. Plan”), and a plan in Japan. Our U.K. Plan was closed to new members in 1997 and we curtailed our sponsorship in 2002, thereby limiting our obligation to benefits earned through that date. Benefits under this plan were based on the employees’ years of service and compensation. We continue to follow our policy to fund this pension plan based on widely accepted actuarial methods. Our Japanese plan is an active plan.

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

In the U.K., funding valuations are conducted every three years. Based on the last completed funding valuation on November 30, 2006, we and the Plan Trustees agreed to a schedule of contributions under which we are contributing approximately $0.6 million per year until 2018. Based on the preliminary results of a new funding valuation in 2010, we would be required to increase our annual contributions to the U.K. Plan from approximately $0.6 million to $0.8 million through April 2018, including an additional one-time lump-sum payment of approximately $1.6 million, of which $0.8 million was paid in September 2010. The remaining $0.8 million would be payable after the funding valuation results are finalized and all necessary U.K. governmental approvals are obtained. The Japanese plan includes a guarantee of return of principal and yearly interest 0.75%; therefore, there are no significant fluctuations in this plan. See Notes 11 and 17 to Consolidated Financial Statements for further information about these plans.

As a result of the covenant that exists between our U.K. subsidiary and the Plan Trustees regarding the funding of the U.K. Plan, our ability to transfer assets outside our U.K. subsidiary, and its wholly owned subsidiary in China, may be limited.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Historically, our contractual obligations have primarily consisted of the 2008 Senior Notes, operating leases, purchase commitments, deferred compensation arrangements and pension obligations. Through April 3, 2009, we had not entered into any new material contractual obligations since the end of the fiscal year ended December 31, 2008.

Off-Balance Sheet Arrangements

Through April 3, 2009, we had not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition, fair value measurements, allowance for doubtful accounts, inventory costing and reserves, accounting for business combinations, the assessment of the valuation of goodwill, intangible assets and tangible long-lived assets, accounting for restructuring activities, employee benefit plans, accounting for income taxes and related valuation allowances, and accounting for loss contingencies. Actual results could differ significantly from our estimates.

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

We follow the provisions of Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” for all multiple element arrangements. Under EITF No. 00-21, we assess whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and whether objective and reliable evidence of fair value exists for these separate units of accounting. We apply the residual method when objective and reliable evidence of fair value exists for all of the undelivered elements in a multiple element arrangement. When objective and reliable evidence of fair value does not exist for all of the undelivered elements in a multiple element arrangement, we recognize revenue under the multiple units shipped methodology, whereby revenue is recognized in each period based upon the lowest common percentage of the products shipped in the period. This approximates a proportional performance model of revenue recognition. This generally results in a partial deferral of revenue to a later reporting period. No revenue is recognized unless one or more units of each product has been delivered.

Although certain of our products contain operating and application software, we have determined the software element is incidental in accordance with AICPA Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” and EITF No. 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”.

We determine the unit of accounting for certain transactions based on the guidance in AICPA’s Technical Practice Aid (“TPA”) 5100.39, “Software Revenue Recognition for Multiple Element Arrangements”. In particular, multiple purchase orders may be deemed to be interrelated and considered to constitute a multiple element arrangement for accounting purposes.

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

The initial standard warranty for product sales is accounted for under the provisions of SFAS No. 5, “Accounting for Contingencies”, as we have the ability to ascertain the probable likelihood of the liability, and can estimate the amount of the liability. A provision for the estimated cost related to warranty is recorded to cost of goods sold at the time revenue is recognized. Our estimate of costs to service the warranty obligations are based on historical experience and expectations of future conditions. To the extent we experience increased warranty claims or increased costs associated with servicing those claims, revisions to the estimated warranty liability are recorded as increases or decreases to the accrual at that time, with an offsetting entry recorded to cost of goods sold.

We also sell optional extended warranty services, and preventative maintenance contracts, at the time of their product purchase. We account for these agreements in accordance with provisions of FASB Technical Bulletin (“FTB”) 90-1, “Accounting

for Separately Priced Extended Warranty and Product Maintenance Contracts” under which we recognize the separately priced extended warranty and preventative maintenance fees over the associated period.

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

We have significant deferred revenue included in our accompanying consolidated balance sheets, with balances (including both current and long-term amounts) of $73.9 million and $84.2 million as of April 3, 2009 and December 31, 2008, respectively. A significant majority of these amounts relate to arrangements whereby the entire arrangement has been accounted for as deferred revenue, as there is no fair value for one or more the undelivered elements. Upon the final delivery of the undelivered element(s) of the arrangement, the revenue will be recorded for that arrangement. To a lesser extent, the deferred revenue balances relate to either: (a) the unrecognized portion of a multiple element arrangements that is being recognized into revenue over a ratable basis as associated services are performed; (b) arrangements not currently recognizable due to the arrangement not being fixed and determinable at its inception; (c) the future amortization to revenue of extended warranty contracts and preventative maintenance plans; (d) revenue deferrals for product shipments with FOB destination shipping terms; and (e) deposits from customers against future orders. The classification of deferred revenue, and deferred cost of goods sold, is based on our expectations relative to when the revenue will be recognized, based on facts known to us as of the date our financial statements are released.

Fair Value Measurements. On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” with no impact on our consolidated results and financial position. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable.

Included in our financial assets with fair value measurements as of April 3, 2009 and December 31, 2008 are $32.0 million and $32.3 million, respectively, in par value auction rate securities that we acquired in connection with our purchase of Excel in 2008. These auction rate securities are level 3 assets for which no observable market value exists, and for which we have valued based on assumptions the market participants might use in their estimates of fair value. As of April 3, 2009 and December 31, 2008, the auction rate securities have a fair value of $25.8 million and $25.1 million, respectively.

Included in our financial liabilities with fair value measurements as April 3, 2009 and December 31, 2008 are $210.0 million of 2008 Senior Notes. No public trades occurred in the 2008 Senior Notes during the quarter-ended April 3, 2009. The Company engaged in ongoing negotiations regarding the value of the 2008 Senior Notes and an appropriate restructuring plan throughout this time period with the lender group and others. Thus, although the actual value of the 2008 Senior Notes may have varied materially if trading had taken place, the Company estimates that the fair value of the 2008 Senior Notes as of April 3, 2009 is its associated par value.

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

Business Combinations. For business combinations consummated prior to January 1, 2009, we allocated the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development based upon their estimated fair values at the acquisition date in accordance with SFAS No. 141, “Business Combinations”. The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities and pre-acquisition contingencies.

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

Effective January 1, 2009, we adopted SFAS No. 141 (revised 2007), “Business Combinations”.

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

We test our goodwill for impairment on an annual basis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, which first requires a comparison of the carrying value of each of our reporting units’ net assets to their fair value. If the carrying value of a reporting unit exceeds its fair value, we calculate the implied fair value of the reporting unit’s goodwill and compare it to the goodwill’s carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded for the difference. The implied fair value of goodwill is calculated by performing a fair value assessment of the assets and liabilities of the reporting unit, in a manner consistent with the discussion above with respect to the initial fair value allocation performed in a business combination. The carrying value of each reporting unit’s assets and liabilities are predominantly specifically identifiable. Additionally, reporting units that benefit from corporate assets or liabilities are allocated a portion of those corporate assets and liabilities on a systematic, proportional basis.

Our indefinite-lived intangible assets represent trade names that were acquired in the August 2008 Excel acquisition. The Company assesses these indefinite-lived intangible assets for impairment on an annual basis and periodically reassesses their continuing classification as indefinite-lived. Discounted cash flow forecasts for each indefinite-lived intangible asset are used to fair value them. Impairment exists if the fair value of the intangible asset is less than its carrying value. An impairment charge equal to the difference is recorded to reduce the carrying value to its fair value.

We evaluate amortizable intangible assets and other long-lived assets for impairment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever changes in events or circumstances indicate carrying values may exceed their undiscounted cash flow forecasts. If undiscounted cash flow forecasts indicate the carrying value of a definite-lived intangible asset may not be recoverable, a fair value assessment is performed. Fair value estimates are derived from discounted cash flow forecasts for the intangible asset. If fair value is less than carrying value, an impairment charge equal to the difference is recorded, thereby reducing the intangible asset’s carrying value to its fair value. We also review the useful life assumptions for definite-lived intangible assets on a periodic basis to determine if changes in circumstances warrant revisions to them. All definite-lived intangible assets are amortized over the periods in which their economic benefits are expected to be realized.

Factors which may trigger an impairment of our goodwill, intangible assets and other long-lived assets include the following:

•	filing for bankruptcy protection;

•	underperformance relative to historical or projected future operating results;

•	changes in the manner of our use of acquired assets or the strategy for our overall business;

•	negative industry or economic trends;

•	interest rate changes;

•	technological changes or developments;

•	changes in competition;

•	loss of key customers or personnel;

•	adverse judicial or legislative outcomes or political developments;

•	declines in our stock price for a sustained period; and

•	the decline of our market capitalization below net book value.

The occurrence of any of these events or any other unforeseeable event or circumstance that materially affects future results or cash flows may cause an impairment that is material to our results of operations or financial position in the reporting period in which it occurs or is identified.

The significant downturn in the global economy experienced in 2008, and most notably in the fourth quarter of 2008, negatively impacted our estimated future revenues and cash flows, as compared to our prior estimates, including those estimates made at the time we acquired Excel. Excel’s 2009 actual revenues were significantly lower than Excel’s 2009 projected revenues at the time of the acquisition in August 2008. From the acquisition in August 2008 to December 2008, when the impairment analysis was performed, we reduced Excel’s annual revenue projections by $50.1 to $54.5 million per year, or on average approximately 26% per year, compared to the projections used to initially value the intangible assets in Excel’s purchase price allocation. During this same period of time, the Company’s cost of capital increased significantly, primarily due to the increase in risk associated with an investment in the Company’s equity securities. Our estimated cost of capital increased in the fourth quarter of 2008 after we announced the delayed filing of our financial results. The announcement increased our risk profile and made financing more expensive, as a result of the decline in the Company’s stock price, the receipt by the Company of default notices from its noteholders, and the severe economic downturn. Our weighted average cost of capital forms the basis of the rates used to discount our cash flow forecasts which are integral to our fair value estimates. The discount rates utilized to initially value the intangible assets in the purchase price allocation ranged from 10.0% to 13.0%, while the discount rates utilized in the December 31, 2008 impairment analyses of the goodwill and other intangible assets ranged from 16.5% to 17.5%. Consequently, we undertook an impairment review of our goodwill, intangible assets and other long-lived assets (property, plant and equipment) as of December 31, 2008. This review led to us recording a charge to reduce the carrying value of these assets by an aggregate of $215.1 million. The results of the impairment review as of December 31, 2008 are summarized in the following table (in thousands):

	Pre-Impairment Net Carrying Value	Impairment Charge	Post-Impairment Net Carrying Value
Goodwill	$176,232	$(131,169)	$45,063
Indefinite-lived intangible assets	34,341	(21,314)	13,027
Definite-lived intangible assets	115,563	(57,130)	58,433
Property, plant and equipment	59,877	(5,438)	54,439

	$386,013	$(215,051)	$170,962

No impairment charges were recorded during the three months ended April 3, 2009 or March 28, 2008. The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed at the beginning of the second quarter of 2009 noting no impairment.

Restructuring, Restatement Related Costs and Other Charges. In accounting for our restructuring activities, we follow the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In accounting for these obligations, we make assumptions related to the amounts of employee severance, benefits, and related costs and to the time period over which facilities will remain vacant, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation has arisen. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount previously expensed against our earnings, and currently accrued on our consolidated balance sheet.

During the three months ended April 3, 2009, the Company incurred costs to third parties, including auditors, attorneys, forensic accountants, and other advisors, that relate to the restatement of the Company’s previously issued financial statements as reported in its Form 10-K for the year-ended December 31, 2008 and its Form 10-Q for the quarter-ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in the Company’s restructuring, restatement related costs and other charges. No such amounts were incurred during the three months ended March 28, 2008.

Pension Plans. Two of our subsidiaries, located in the United Kingdom and Japan, maintain retirement plans that are accounted for as defined benefit plans. In 2006, the Company implemented accounting statement SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The impact of the adoption of the measurement date provision of SFAS No. 158 was not material.

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

Given both pension plans’ current under-funded status, changes in economic and market conditions may require us to increase cash contributions in future years. Furthermore, based on the preliminary results of a new funding valuation in 2010, we would be required to increase our annual contributions to the U.K. Plan from approximately $0.6 million to $0.8 million for a period of approximately 10 years, including an additional one-time lump-sum payment of approximately $1.6 million, of which $0.8 million was paid in September 2010. The remaining $0.8 million would be payable after the funding valuation results are finalized and all necessary U.K. governmental approvals are obtained.

Accounting for Income Taxes. As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income tax provision (benefit) in each of the jurisdictions in which the Company operates. This process involves estimating its current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within its consolidated balance sheet

The Company records a valuation allowance to reduce its deferred tax assets to an amount that more likely than not will be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that the Company would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the allowance for the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the allowance for the deferred tax asset would be charged to income in the period such determination was made.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (codified within ASC 740, “Income Taxes”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

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

Recent Accounting Pronouncements

See Note 3 to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuation and interest rate sensitivity. During the three months ended April 3, 2009, there have been no material changes to the information included under 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on April 13, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation, with the participation our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as of April 3, 2009, the end of the period covered by this report. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of April 3, 2009 to provide reasonable assurance that information required to be disclosed by us, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, because of the following material weaknesses in our internal control over financial reporting, which is more fully described in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein, which have not been remediated as of April 3, 2009:

•	Inadequate and ineffective controls over the corporate financial statement close process

•	Inadequate and ineffective controls over the recognition of revenue

•	Inadequate and ineffective controls over the impairment assessment for goodwill, intangible assets and other long-lived assets

Changes in Internal Control Over Financial Reporting

We are taking corrective actions to remediate the material weaknesses listed above, including remediation actions described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein. However, as of April 3, 2009, we have not completed the remediation of the above material weaknesses.

Remediation of Material Weakness

As of December 31, 2008, we did not maintain effective controls around the accounting for income taxes. This control deficiency resulted in a material post-closing audit adjustment that was properly reflected in the financial statements for the year ended December 31, 2008. In connection with the preparation of the financial statements for the period ending April 3, 2009, we implemented additional control procedures necessary to remediate this material weakness. Specifically, we implemented enhanced documentation and review and supervision processes and procedures and hired qualified consultants to perform, review and supervise the Company’s income tax accounting and analyses.

Other than as noted above, there has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended April 3, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Our French subsidiary, GSI Lumonics SARL (“Lumonics”), is subject to a claim by a customer, SCGI, that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. During the third quarter of 2005, GSI France, parent of Lumonics, filed for bankruptcy protection, which was granted by the French court on July 7, 2005. On April 18, 2006, the court fixed SCGI’s claim against Lumonics at 598,079 Euros, plus court costs and expert fees of 85,945 Euros. SCGI accepted the court’s determination and demanded that the Liquidator bring an action in the United Kingdom against GSI Group Ltd., the parent corporation of GSI France. The Company does not believe it will be required to make any payments regarding this action. Accordingly, nothing has been accrued in the Company’s accompanying consolidated financial statements with respect to this claim.

On December 12, 2008, in connection with the delayed filing of its results for the quarter ended September 26, 2008, and the announcement of a review of revenue transactions, a putative shareholder class action alleging federal securities violations was filed in the United States District Court for the District of Massachusetts against us, a former officer and a then current officer and director. Specifically, the complaint alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks recovery of damages in an unspecified amount. The action was brought on behalf of a putative class of shareholders who purchased the Company’s stock between April 30, 2008 and December 3, 2008. A lead plaintiff, Mason Tenders District Council Trust Funds, was appointed on May 8, 2009. On July 1, 2009, the Court ordered lead plaintiff to file a consolidated or amended complaint within 30 days of the Company’s filing of restatements for certain of its historical financial results with the SEC. In May 2010, the parties reached an agreement in principle to settle the litigation. The settlement covers purchasers of the common stock of the Company between February 27, 2007 and June 30, 2009. On July 30, 2010, a Motion for Certification of a Settlement Class and for Preliminary Approval of Class Action Settlement was filed with the court. The settlement is subject to preliminary and final approval by the United States District Court, and to the extent required by law, approval by the Bankruptcy Court. Although the settlement agreement has not yet been approved by the United States District Court, the total settlement amount is within the Company’s insurance policy limits; the Company’s contribution to the settlement amount would be limited to the balance of the Company’s self-insured retention.

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

Chapter 11 Cases

On November 20, 2009, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for Delaware. On May 27, 2010, the Bankruptcy Court entered an order confirming and approving the Final Chapter 11 Plan for the Debtors and the Plan Documents (as defined in the Final Chapter 11 Plan). On July 23, 2010, the Debtors consummated their reorganization through a series of transactions contemplated by the Final Chapter 11 Plan, and the Final Chapter 11 Plan became effective pursuant to its terms. Certain claims under the Final Chapter 11 Plan remain subject to final resolution. See Note 14 to Consolidated Financial Statements for additional information on claims and Note 17 to Consolidated Financial Statements for additional information on the Chapter 11 Cases.

SEC Investigation

As discussed in Note 2 to Consolidated Financial Statements, “Restatement of Previously Issued Financial Statements”, of this Quarterly Report on Form 10-Q, we conducted the Revenue Review, which included a review of certain of our historical accounting practices. On May 14, 2009, we received a notice from the SEC indicating that the SEC is conducting a formal investigation relating to our historical accounting practices and the restatement of our historical consolidated financial statements. On September 16, 2010, the Company received a “Wells Notice” from the SEC, stating that the Staff is considering recommending that the Commission institute a civil injunctive action or administrative proceeding against the Company, alleging that the Company violated various provisions of the Securities Act and the Securities Exchange Act, and providing the Company with the opportunity to make a submission to the Staff in connection therewith. In connection with the contemplated action, the SEC may seek a permanent injunction or cease-and-desist order, disgorgement, prejudgment interest and the imposition of a civil penalty. The Company is cooperating fully with the SEC’s investigation.

Item 1A. Risk Factors

The following risk factors could have a material adverse effect on our business, financial position, results of operations and cash flows and could cause the market value of our common shares to fluctuate or decline. These risk factors may not include all of the important factors that could affect our business or that could cause our future financial results to differ materially from historic or expected results or cause the market price of our common shares to fluctuate or decline.

Risks Relating to our Review of Historical Transactions, Restatement of Historical Consolidated Financial Statements and Control Procedures

The recent restatement of our historical consolidated financial statements could continue to divert management’s attention and has exposed us to litigation.

During the preparation of our financial statements for the quarter ended September 26, 2008, we discovered errors in the timing of the recognition of revenue from certain sales transactions in our Semiconductor Systems segment. As a result of this discovery, we undertook a review of the accounting treatment for sales transactions in our Semiconductor Systems segment and Precision Technology segment for fiscal years 2006, 2007 and 2008. As a result of this review, we announced that the previously issued financial statements contained in our Quarterly Reports on Form 10-Q for the periods ended March 28, 2008 and June 27, 2008 and Annual Reports on Form 10-K for the fiscal years ended December 31, 2007 and December 31, 2006 should no longer be relied upon. Additionally, we undertook a review of the accounting treatment for sales transactions in our Semiconductors Systems segment and Precision Technology segment during fiscal years 2004 and 2005, which we subsequently restated as reflected in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that was filed in April 2010. The effort expended in connection with the restatement resulted in a delay in the filing of our Annual Reports on Form 10-K for the years ended December 31, 2008 and December 31, 2009, our Quarterly Reports on Form 10-Q for the quarters ended September 26, 2008, April 3, 2009, July 3, 2009 and October 2, 2009; and we have yet to file our Quarterly Reports on Form 10-Q for each of the quarters ended April 2, 2010 and July 2, 2010. The review of the accounting treatment for sales transactions in our Semiconductor Systems segment and Precision Technology segment and the resulting restatements has required us to incur substantial expenses for legal, accounting, tax and other professional services and has diverted our management’s attention from our business and could continue to do so.

The restatement of our prior financial statements also exposed us to litigation. In December 2008, a shareholder class action complaint was filed in the United States District Court for the District of Massachusetts (the “U.S. District Court”) against us and two former officers. That complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act, relating to the restatement of our financial results for 2006, 2007, and the first two quarters of 2008. The complaint alleges that we issued a series of false or misleading statements to the market concerning our revenues, earnings, and financial condition. The plaintiffs contend that such statements caused our stock price to be artificially inflated and seek unspecified damages. In May 2010, we reached an agreement in principle to settle the litigation subject to court approval. On July 30, 2010, a Motion for Certification of a Settlement Class and for Preliminary Approval of Class Action Settlement was filed with the U.S. District Court. The settlement is subject to preliminary and final approval by the U.S. District Court.

The SEC’s formal investigation relating to our historical accounting practices and the restatement of our historical consolidated financial statements could continue to divert management’s attention and could result in adversarial proceedings, damages or penalties.

In addition to the litigation prompted by the restatement of our previously issued financial statements as discussed above, we received a notice from the SEC indicating that the SEC is conducting a formal investigation relating to our historical accounting practices and the restatement of our historical consolidated financial statements. On September 16, 2010, the Company received a “Wells Notice” from the SEC, stating that the Staff is considering recommending that the Commission institute a civil injunctive action or administrative proceeding against the Company, alleging that the Company violated various provisions of the Securities Act and the Securities Exchange Act, and providing the Company with the opportunity to make a submission to the Staff in connection therewith. In connection with the contemplated action, the SEC may seek a permanent injunction or cease-and-desist order, disgorgement, prejudgment interest and the imposition of a civil penalty. We are cooperating fully with the SEC investigation. The conduct and resolution of the SEC investigation and related matters could be time-consuming, expensive and distracting to the conduct of our business and to our management. In the event that the investigation results in an adversarial action or proceeding being brought against us, or any of our current or former officers or directors, our business (including our ability to complete financing transactions), and the trading price of our securities, may be adversely impacted. Additionally, if the SEC investigation continues for a prolonged period of time, it may have the same impact regardless of the ultimate outcome of the investigation. In the event of an adverse judgment in any action or proceeding, we may be required to pay damages or penalties, or other remedies may be imposed upon us, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

Our management and independent auditors have identified material weaknesses in our internal controls, and we may be unable to develop, implement and maintain appropriate controls in future periods, which may lead to errors or omissions in our financial statements.

In connection with the preparation of our 2008 financial statements and the restatement of prior years’ financial statements, our management team and independent registered public accounting firm identified certain weaknesses in our internal controls that were considered to be material weaknesses and significant deficiencies. Specifically, such material weaknesses included: inadequate and ineffective controls over the financial statement close process; inadequate and ineffective controls over the accounting for revenue recognition; inadequate and ineffective controls over the accounting for income taxes; and, inadequate and ineffective controls over the evaluation process for the impairment assessment for goodwill, intangible assets and other long-lived assets. While the material weakness related to controls over the accounting for income taxes was remediated during 2009, the material weaknesses over the financial statement close process, the accounting for revenue recognition, and the evaluation process for the impairment assessment for goodwill, intangible assets and other long-lived assets have not yet been fully remediated. Prior to the remediation of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement of our financial statements.

We are currently designing and implementing new procedures and controls intended to address the material weaknesses described above over the financial statement close process, the accounting for revenue recognition and the evaluation process for the impairment assessment for goodwill, intangible assets and other long-lived assets. While this design and implementation phase is underway, we are relying significantly on outside accounting professionals, until permanent employees can be hired to fill these roles, and on manual procedures to assist us with meeting the objectives otherwise fulfilled by an effective controls environment. We note that a system of procedures and controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all systems of procedures and controls, no evaluation can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, procedures and controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override. The design of any system of procedures and controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our systems of procedures and controls, as we further develop and enhance them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective system of procedures and controls, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements.

If we are unable to establish appropriate internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations or comply with the requirements of the SEC or the Sarbanes-Oxley Act of 2002, which could result in the imposition of sanctions, including the inability of registered broker dealers to make a market in our common shares, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities. Further and continued determinations that there are significant deficiencies or material weaknesses in the effectiveness of our internal controls could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures to comply with applicable requirements.

Risks Relating to Noncompliance with NASDAQ and SEC Requirements

We may continue to be unable to timely file certain periodic reports with the SEC.

We did not timely file with the SEC our Annual Reports on Form 10-K for the years ended December 31, 2008 or December 31, 2009 or our Quarterly Reports on Form 10-Q for the quarters ended September 26, 2008, April 3, 2009, July 3, 2009 or October 2, 2009; and have yet to file our Quarterly Reports on Form 10-Q for each of the quarters ended April 2, 2010 and July 2, 2010. Additionally, we may continue to be unable to timely file our annual and quarterly periodic reports with the SEC in the future. We will require substantial time to identify, incent and hire qualified personnel to augment our financial team. In addition, as a result of acquisitions completed by us, we continue to be delayed in the preparation of our financial reports due to the ongoing integration of multiple financial reporting systems. While we have publicly announced our intent to file our Quarterly Reports on Form 10-Q for each of the quarters ended April 2, 2010 and July 2, 2010 prior to December 31, 2010, we cannot give any assurances as to whether or when we will be able to complete and file our delinquent Quarterly Reports as well as future periodic reports.

Until we become current with respect to our filings with the SEC, we will be ineligible to register our securities for sale by us or resale by others, which will adversely impact our ability to raise equity capital. Additionally, as a result of our delinquent filings with the SEC, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until one year from the date the last delinquent filing is made. After we become current with respect to our filings with the SEC, while we may use Form S-1 to raise capital or complete acquisitions, the use of Form S-1 could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Our common shares were delisted from NASDAQ on April 15, 2010. We are not listed on any other national securities exchange. Because our common shares are not traded on a national securities exchange, it may be more difficult for shareholders to sell our common shares or to obtain accurate quotations of the share price of our common shares and it may adversely affect our ability to issue new equity securities.

As a result of our failure to timely file certain of our periodic reports with the SEC, on November 3, 2009, we received a delisting determination from The NASDAQ Stock Market (“NASDAQ”). Our common shares were delisted on April 15, 2010.

As a result of the NASDAQ delisting, our common shares are currently quoted on the Pink OTC Markets Inc. (“Pink Sheets”) and trade under the symbol “LASR.PK”. Stocks quoted on Pink Sheets are typically less liquid than stocks that trade on a national securities exchange. Quotation on the Pink Sheets may also negatively impact the trading price of our common shares. In addition, the liquidity of our common shares may be impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions. Shareholders may find it difficult to resell their shares of the New Common Shares due to the delisting. The delisting of our common shares from NASDAQ may also result in other negative implications, including the potential loss of confidence by customers, strategic partners and employees, and loss of institutional investor interest in our common shares.

In order to relist our common shares on a national securities exchange, we will be required to meet the listing criteria, which for The NASDAQ Global Market means that we are current with our SEC reporting obligations and that our common shares have a minimum bid price of $4 and have a minimum of 400 round lot holders. We may not be able to satisfy all of these criteria in the near term or at all, as becoming eligible may require, among other things, a reverse stock split, which will require approvals from our board of directors and our shareholders that we may not be able to obtain. While we intend to seek listing on the NASDAQ Global Market or another stock exchange when we are eligible, there can be no assurance when or if our common shares will be listed on NASDAQ or another stock exchange.

We failed to file with the SEC a registration statement relating to securities issued under our 2006 Equity Inventive Plan. As a result, we may have engaged in multiple issuances of duly authorized but unregistered securities and we may be subject to enforcement proceedings, fines, sanctions and/or penalties.

In March 2010, it came to our attention that between March 2007 and March 2010, we inadvertently issued unregistered shares to fifty-two employees and directors under our 2006 Equity Incentive Plan in an amount of approximately 773,037 common shares with a total fair market value at the date of issuance of approximately $3.9 million. These securities were also issued without an appropriate restrictive legend.

It came to our attention during the preparation of the Annual Report on Form 10-K for the year ended December 31, 2008 that a registration statement on Form S-8 or other appropriate form had not been filed and the issuances were not made pursuant to a valid exemption from the applicable federal and state securities laws. Accordingly, it may be determined that such issuances were not exempt from registration or qualification under federal and state securities laws, and we did not obtain the required registrations or qualifications. As a result, the Company may be subject to civil litigation, enforcement proceedings, fines, sanctions and/or penalties. Our common shares, including those issued under the 2006 Equity Incentive Plan, were exchanged for new common shares in connection with our emergence from bankruptcy pursuant to the exemption from registration under Section 1145 of the Bankruptcy Code and are now freely tradable by holders who are not deemed to be underwriters.

We may continue to be unable to timely file certain periodic reports with the Canadian Securities Administrators (“CSA”).

We are a reporting issuer in each of the provinces of Canada but are, as of the date of this Annual Report on Form 10-K, in default of certain continuous disclosure filing obligations in each of such jurisdictions. We did not timely file with the SEC our Annual Report on Form 10-K for the years ended December 31, 2008 and December 31, 2009 or our Quarterly Report on Form 10-Q for the quarters ended September 26, 2008, April 3, 2009, July 3, 2009, October 2, 2009; and have yet to file our Quarterly Reports on Form 10-Q for each of the quarters ended April 2, 2010 and July 2, 2010 and similarly were unable to meet our reporting obligations with the CSA in a timely manner. As a result of our delayed filings with the CSA, we are also subject to certain management cease trade orders and an undertaking that restricts us and our senior officers from trading our securities until the required filings have been made or the management cease trades orders have been revoked. We may continue to be unable to timely file our annual and quarterly periodic reports with the CSA in the future.

Risks Relating to our Business

Our recent bankruptcy and reorganization, our ongoing inability to provide current financial reports and recent and ongoing changes in our management could have a negative impact on our relationship with key employees, suppliers and customers.

As discussed elsewhere in this 10-K, we recently emerged from a lengthy and well-publicized reorganization process, which included a voluntary bankruptcy filing. We believe these events adversely impacted our suppliers’ willingness to extend trade credit to us, and our customers’ willingness to develop products with us, or order or purchase products from us. We believe these recent events, particularly when coupled with our inability to provide them with reports regarding our recent financial performance, may continue to have a negative impact on our business, as suppliers and customers may remain wary of our financial or operating stability. Furthermore, our ability to attract, motivate and retain key employees and managers has been adversely impacted by this process. Similarly, we believe that changes in our management over the course of the reorganization process and the current absence of permanent leadership for many positions has contributed to our customers’, suppliers’ and employees’ concerns, which could adversely affect our operations and our customers’ decisions to purchase our products.

Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activity.

A large portion of our sales are dependent on the need for increased capacity or replacement of inefficient manufacturing processes, because of the capital-intensive nature of our customers’ businesses. These sales also tend to lag behind other businesses in an economic recovery. There was a rapid softening of the economy and tightening of the financial markets in the second half of 2008 that continued into the first half of 2009. This slowing of the economy reduced the financial capacity of our customers, thereby slowing spending on the products and services we provide. We have experienced improvement in the first half of 2010, but if such improvement is not sustainable or if a new general economic slowdown commences, we may not be able to meet anticipated revenue levels on a quarterly or annual basis. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our customers’ financial condition and the timing or levels of business activity of our customers and the industries we serve. This may reduce the demand for our products or depress pricing for our products and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to products or services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Our business depends significantly upon our customers’ capital expenditures, which are subject to cyclical market fluctuations.

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

Cyclical variations may have the most pronounced effect on our Semiconductor Systems segment, which concentrates in the semiconductor and electronics industries. In past economic slowdowns, we have experienced significant cyclical fluctuations, and we cannot assure you that such slowdowns will not recur or that the impact of such slowdowns will be more or less significant compared to historical fluctuations.

Our business success depends upon our ability to respond to fluctuations in product demand, but doing so may require us to incur costs despite limited visibility toward future business declines.

If our business declines, we may be required to reduce costs while at the same time maintaining the ability to motivate and retain key employees. Additionally, to remain competitive we must also continually invest in research and development, which may inhibit our ability to reduce costs in a down cycle. Additionally, long product lead-times create a risk that we may purchase or manufacture inventories of products that we are unable to sell. While we practice inventory management, we can offer no assurances that our efforts to mitigate this risk will be successful.

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

New products often take longer to develop, have fewer features than originally considered desirable and achieve higher cost targets than initially estimated. There may be delays in starting volume production of new products and/or new products may not be commercially successful. There may also be difficulty in sourcing components for new products.

Our reliance upon third party distribution channels subjects us to credit, inventory, business concentration and business failure risks beyond our control.

We sell products through resellers, distributors, original equipment manufacturers (“OEMs”) and system integrators. We sell certain lasers through a 50% owned joint venture in India. The holder of the other 50% of the joint venture is not a related party. Selling products through third parties can subject us to credit and business risks. Our sales also depend upon the ability of our OEM customers to develop and sell systems that incorporate our products. Adverse economic conditions, large inventory positions, limited marketing resources and other factors influencing these OEM customers could have a substantial impact upon our financial results. We cannot assure investors that our OEM customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our financial condition or results of operations.

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

Customer order timing and other factors beyond our control may cause our operating results to fluctuate from period to period.

Changes in customer order timing and the existence of certain other factors beyond our control may cause our operating results to fluctuate from period to period. Such factors include:

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

A delay in a shipment or failure to meet our revenue recognition criteria near the end of a reporting period due, for example, to rescheduling or cancellations by customers or to unexpected difficulties experienced by us, may cause sales in the period to fall significantly and may have materially adverse effects on our operations for that period. Our inability to adjust quickly enough could magnify the adverse effects of that revenue shortfall on our results of operations.

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

As disclosed above, in December 2008, a shareholder class action complaint was filed in the United States District Court for the District of Massachusetts (the “U.S. District Court”) against us and two former officers. That complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act, relating to the restatement of our financial results for 2006, 2007, and the first two quarters of 2008. The complaint alleges that we issued a series of false or misleading statements to the market concerning our revenues, earnings, and financial condition. The plaintiffs contend that such statements caused our stock price to be artificially inflated and seek unspecified damages. In May 2010, we reached an agreement in principle to settle the litigation. On July 30, 2010, a Motion for Certification of a Settlement Class and for Preliminary Approval of Class Action Settlement was filed with the U.S. District Court.

Under the terms of the settlement agreement, the Company’s insurance carrier has agreed to contribute to the settlement. The total settlement amount is well within the Company’s insurance policy limits; the Company’s contribution to the settlement amount is minimal and reflects the balance of the company’s self-insured retention. The settlement agreement is subject to preliminary and final approval by the U.S. District Court. If the settlement agreement is not approved by the U.S. District Court, there can be no assurances that any future settlement or judgment will either be covered by the Company’s liability insurance policies or fall within their limits.

We transact a significant portion of our sales, and maintain significant cash balances, in foreign currencies and in the past we have maintained and may in the future maintain foreign currency exchange contracts. As a result, changes in interest rates, credit ratings or foreign currency rates could have a material effect on our operations, finance position, results of operations and cash flows.

A significant portion of our sales are derived from our European operations and transacted primarily in Euros while our products mainly are manufactured in the United States. In the event of a decline in the value of the Euro, we would typically experience a decline in our revenues. In addition, because our products are mainly manufactured in the United States, we may have to increase the sale prices on our products sold in Europe in order to maintain sales margins and recover costs. This may have a materially adverse impact on our operations, financial position, results of operation and cash flows.

Additionally, balances we maintain in foreign currencies create additional financial exposure to changing interest and currency rates. We have in the past, and may in the future, attempt to mitigate these risks by purchasing foreign currency exchange contracts, and by investing in United States government issued treasury bills. However, if long term interest rates or foreign currency rates were to change rapidly, we could incur material losses. Further, if management chooses to invest in less risk adverse investment vehicles, the risk of losing principal and/or interest could increase.

International operations are an expanding part of our business and our operations in foreign countries subject us to risks not faced by companies operating exclusively in the United States.

During the three months ended April 3, 2009, a significant portion of our revenues were derived from operations outside of the United States. The scope of our international operations subjects us to risks which could materially impact our results of operations, including:

•	foreign exchange rate fluctuations;

•	social and political unrest in countries where we operate;

•	climatic or other natural disasters in regions where we operate;

•	increases in shipping costs or increases in fuel costs;

•	longer payment cycles;

•	acts of terrorism;

•	greater difficulty in collecting accounts receivable;

•	use of incompatible systems and equipment;

•	problems staffing and managing foreign operations in diverse cultures;

•	protective tariffs;

•	trade barriers and export/import controls;

•	transportation delays and interruptions;

•	increased vulnerability to the theft of, and reduced protection for intellectual property rights;

•	government currency control and restrictions, delays, penalties or required withholdings on repatriation of earnings; and

•	the impact of recessionary foreign economies.

We cannot predict whether the United States or any other country will impose new quotas, tariffs, taxes or other trade barriers upon the importation or exportation of our products or supplies or gauge the effect that new barriers would have on our financial position or results of operations.

There are inherent risks as we increase our focus on overseas operations.

We manufacture certain products in plants in the United Kingdom and China. Manufacturing in overseas locations creates risks, including the possibility that as operations are transferred or expanded in foreign locations we may not be able to produce products to the quality standards or deliver products as quickly as our customers have come to expect. This possibility may come about due to an inability to find qualified personnel overseas. It is also possible that after an overseas transition, we may find that we have been producing products with latent defects that come to light only after a long period of operation. Transitioning a business to an overseas location has many additional risks such as developing solid financial, enterprise resource planning (ERP) and customer relationship management (CRM) systems.

The increased use of outsourcing in foreign countries exposes us to additional risks which could negatively impact our business.

We are increasingly outsourcing the manufacture of subassemblies to suppliers based in China and elsewhere overseas. Economic, political or trade problems with foreign countries could substantially impact our ability to obtain critical parts needed in the timely manufacture of our products. Additionally, this practice increases our vulnerability to the theft of, and reduced protection for, our intellectual property.

Customs rules are complex and vary within legal jurisdictions in which we operate. Failure to comply with local customs regulations could result in substantial penalties.

Customs rules are complex and vary within legal jurisdictions in which we operate. We seek to mitigate this risk by maintaining export control systems and an internal customs staff charged with the responsibility of strictly complying with all applicable import/export laws. Further, we attempt to maintain arms length transactions with our foreign subsidiaries and their customers. However, we cannot assure you that we will comply with all applicable local customs regulations, and such a failure could result in substantial penalties, including debarment, and have a material impact on our operations, financial position, results of operations and cash flows.

We have a history of operating losses and we may not be able to sustain or grow the Company’s profitability.

We incurred operating losses in each of the years from 1998 through 2003 and again in 2008 and 2009. No assurances can be given that we will sustain or increase the level of profitability in the future based on extrinsic market forces, and the market price of our common shares may decline as a result.

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

While we generally sell a portion of our sales directly to customers, future sales may be increasingly derived through distributors. As distributors tend to have more limited financial resources than original equipment manufacturers (“OEM”) and end-user customers, they generally represent sources of increased credit risk. Additionally, in the event that the ongoing turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results and financial condition.

Others may violate our intellectual property rights.

Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. We do not have personnel dedicated to the oversight, organization and management of our intellectual property. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation, or that others will not develop competitive technologies or products outside of our patented property. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented in a legal or administrative proceeding, or that our patents and know how will provide a competitive advantage to us.

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

We operate in highly competitive industries and, if we lose competitive advantages, our business would suffer adverse consequences.

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

Our business strategy may include finding and making strategic acquisitions and divestitures. There can be no assurance that we will be able to continue to make acquisitions or divestitures that provide business benefit.

Our business strategy has included finding and making strategic acquisitions and divestitures. For example, we acquired an optics business in the United Kingdom in 2007, we completed our acquisition of Excel in August 2008 and we sold our U.S. Optics Business in October 2008. We expect to continue to evaluate potential acquisitions and divestitures as part of our long-term strategic plan. Our identification of suitable acquisition candidates involves risks inherent in an assessment of the values, strengths, weaknesses, risks, synergy and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of management’s attention from our core businesses and risks associated with unanticipated problems or liabilities. We cannot assure investors our efforts will be sufficient, or that acquisition candidates will be receptive to our advances or that any acquisition we may make would be accretive to earnings. We also cannot assure investors that we will find suitable purchasers in the event that we identify a potential divestiture candidate in the future. Further, given our significant debt, delinquent filings with the SEC and current inability to use Form S-3, we may have difficulty obtaining financing for such strategic acquisitions on a timely basis or at all.

We may fail to successfully complete the integration of Excel into our business and, as a result, may fail to realize the synergies, cost savings and other benefits expected from the acquisition. Further, Excel’s performance has not been in accordance with our expectations, which has had, and could continue to have, a material adverse effect on our financial condition.

We may fail to successfully complete the integration of Excel into our business and, as a result, may fail to realize the synergies, cost savings and other benefits expected from the acquisition. The revenue we expected from Excel did not materialize in 2008 and 2009, which contributed significantly to the impairment charges we recorded in 2008 and 2009. We may continue to fail to grow and build revenues and profits in Excel’s business lines or achieve sufficient cost savings through the integration of customers or administrative and other operational activities. Furthermore, we must achieve these objectives without adversely affecting our revenues. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all, or it may take longer to realize them than expected, and our results of operations could be materially adversely affected.

Further, our ability to maintain and increase profitability of Excel’s business lines will depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue. Our expectations to achieve more consistent and predictable levels of revenue and to increase Excel’s profitability may not be realized, and such revenues and profitability may decline as we integrate Excel’s operations into our business. If Excel’s revenues grow more slowly than we anticipate, or if its operating expenses are higher than we expect, we may not be able to sustain or increase its profitability, in which case our financial condition will suffer and our stock price could decline. As discussed in Note 6 to Consolidated Financial Statements, the decreased performance contributed to our having recorded a significant impairment charge against the value of assets that were primarily attributed to the goodwill, intangible assets and other long-lived assets of Excel. Should there be continued deterioration in Excel’s performance, we may be required to record additional impairment charges in the future.

We continue our leadership transition and expansion of our financial and accounting team. Until we are able to successfully complete such transition and expansion, if at all, our business could be materially adversely affected.

During 2008, 2009 and 2010, we experienced significant turnover in our management team, including our Chief Executive Officer, our Chief Financial Officer, our General Counsel, our Corporate Controller and certain senior members of our various segments or operating groups. Our Chief Executive Officer voluntarily resigned from his position as Chief Executive Officer of the Company effective May 25, 2010. On May 14, 2010, our Board of Directors appointed a chief restructuring officer, whose appointment was approved by the Bankruptcy Court on May 27, 2010, and who currently serves as our most senior executive officer. We have also recently appointed a principal financial officer and principal accounting officer, but this person is a contractor and our financial management and accounting team continues to be leanly staffed. On September 9, 2010, we announced that our Board of Directors had recently retained an executive recruiting firm to assist in identifying and recruiting a permanent Chief Executive Officer. We continuously review our management, business and organizational structures, and, as a part of that process are seeking to expand our financial and accounting team, but there are no assurances that we will be able to adequately staff such team in the near future. There are risks associated with changes in strategy and management at the executive and/or director level, and changes in product or operational focus.

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

During the Revenue Review, the Audit Committee and its advisors identified certain potential issues related to the Foreign Corrupt Practices Act (“FCPA”), in particular in China, and referred those issues to the Company for review. With the assistance of outside legal counsel, the Company conducted and completed an internal review of those potential issues and voluntarily shared information relating to the internal review with the SEC in the third quarter of 2009. While we have not received any further requests from the SEC relating to the matters raised as a result of this internal FCPA review, we cannot predict whether the SEC will request any further information from the Company or take any other action.

Following the aforementioned internal review, we updated our FCPA compliance policies and enhanced our FCPA training program. However, we cannot provide assurance that our internal controls will protect us from reckless or criminal acts committed by our employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, competition, money laundering and data privacy. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, and could lead to substantial civil or criminal, monetary and non monetary penalties against us or our subsidiaries.

We have undertaken restructuring activities, and we will continue to assess our operating structure.

Our ability to reduce operating expenses is dependent upon the nature of the actions we take to reduce expense and subsequent ability to implement those actions and realize expected cost savings. For example, in the past years we shifted certain of our operations in the United States and United Kingdom to China to reduce expenses. We have undertaken actions to consolidate redundant or excess personnel that have arisen due to our acquisition of Excel in August 2008 and due to lower demand for certain of our products due to the global economic slowdown. We have also divested other businesses. There can be no assurance that these actions will improve our financial position, results of operations or cash flows. Further, there is a risk that these actions may ultimately prove detrimental to our operations and sales, or to our intellectual property protections.

We expect to be consolidating some of our operations for greater efficiency, which may disrupt our operations or result in write-offs or other charges.

We expect to be consolidating some of our operations for greater efficiency. We cannot assure investors that economies of scale will or can be realized as a result of any historic or planned restructuring activities. These actions will take time and will include substantial operational risks, including the possible disruption of manufacturing lines. We cannot assure investors that any moves would not disrupt business operations or have a material impact on our results of operations.

In addition, any decision to limit investment in, dispose of or otherwise exit business activities may result in the recording of special charges, such as asset write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or a loss on the sale of assets. Our estimates with respect to the useful life or ultimate recoverability of our carrying value of assets, including intangible assets, could also change as a result of such decisions. Further, our estimates related to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and at additional times during the year in certain circumstances. For example, our December 2008 assessment of the carrying value of goodwill and intangible assets resulted in substantial write downs and our December 2009 assessment resulted in additional write downs. There can be no assurance that future goodwill and intangible assets impairment tests will not result in a charge to earnings.

Product defects or problems with integrating our products with other vendors’ products may seriously harm our business and reputation.

We produce complex products that can contain latent errors or performance problems. For example, on occasion we have found errors after the launch of new products. Similarly, in certain instances, we have found latent errors in our products. Unfortunately, we cannot always resolve errors that we believe would be considered serious by our customers before implementation, thus our products are not always free from errors. These errors or performance problems could be detrimental to our business and reputation.

In addition, customers frequently integrate our products with other vendors’ products. When problems occur in a combined environment, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. These problems may also complicate our determination of the timing and amount of revenue recognition. To date, defects in our products or those of other vendors’ products with which our products are used by our customers have not had a material negative effect on our business relationships with our customers. However, we cannot be certain that a material negative impact will not occur in the future.

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

Certain of our businesses compete against our suppliers and customers, which may adversely impact their willingness to provide components to us or purchase products from us.

Certain of our businesses buy components, including limited or sole source items, from competitors of our other businesses, and certain of our businesses sell products to customers that compete with other certain other segments of our business. This dynamic may adversely impact our relationship with these suppliers and customers. For example, these suppliers could increase the price of those components or reduce their supply of those components to us. Similarly, these customers could elect to manufacture products to meet their own requirements rather than purchase products from us. There can be no assurance that the Company’s businesses will not be adversely affected by our other businesses’ relationship with customers and suppliers.

We depend on suppliers that provide high precision parts, which subjects us to an increased risk of defects.

We depend on suppliers that provide high precision parts, which subjects us to an increased risk of defects. Any such parts that have latent or known defects may materially impact relations with our customers if they cause us to miss our scheduled shipment deadlines. We seek to reduce the risk of defects by selecting and qualifying alternative suppliers for key parts, and by monitoring the quality of products coming from key suppliers. If latent defects are incorporated into our products and discovered later, there could be a material impact on our operations, financial position, results of operations and cash flow.

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

Changes in governmental regulation of our business or our products could reduce demand for our products or increase our expenses.

We are subject to many governmental regulations, including but not limited to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the National Center for Devices and Radiological Health, a branch of the United States Food and Drug Administration, and certain health regulations related to the manufacture of products using beryllium, an element used in some of our structures and mirrors. Among other things, these regulations require us to file annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to incorporate design and operating features in products sold to end-users and to certify and label our products. Various warning labels must be affixed and certain protective devices installed depending on the class of product. We are also subject to regulatory oversight, including comparable enforcement remedies, in the markets we serve, and we compete in many markets in which we and our customers must comply with federal, state, local and international regulations, such as environmental, health and safety and food and drug regulations. We develop, configure and market our products to meet customer needs created by those regulations. Any significant change in these regulations could reduce demand for our products or increase our expenses, which in turn could materially adversely affect our business, operating results financial condition and cash flows.

Risks Relating to Taxes

We may be required to make additional tax payments and/or recalculate certain of our tax attributes depending on the resolution of the complaint we filed against the United States of America pursuant to Bankruptcy Code Section 505.

On July 13, 2010, we filed a complaint against the United States of America pursuant to Bankruptcy Code Section 505 (the “Section 505 Action”) to recover refunds resulting from federal income taxes the Company overpaid in previous years. Bankruptcy Code Section 505 generally gives the Bankruptcy Court jurisdiction to determine the amount or legality of any tax, any fine or penalty relating to a tax, or any addition to tax. We have filed federal carryback refund claims aggregating $18.8 million for federal income tax refunds related to tax years 2000 through 2008. The Internal Revenue Service (“IRS”) has filed proofs of claim asserting that we owe federal income taxes of approximately $7.7 million for the same period. Depending on the outcome of the Section 505 Action, we could be required to pay some or all of the approximately $7.7 million the Internal Revenue Service alleges we owe and/or certain of our tax attributes could be negatively impacted. Either result could have a material adverse impact on our financial condition and operating results.

Our ability to utilize our net operating loss carryforwards and other tax attributes may be limited as a result of the effectiveness of the Final Chapter 11 Plan and is dependent on our ability to generate sufficient future taxable income.

Section 382 of the Internal Revenue Code of 1986, as amended, limits a corporation’s ability to utilize net operating loss carryforwards (“NOLs”) and other tax attributes following a section 382 ownership change. Upon the implementation of the Final Chapter 11 Plan, we may have undergone a section 382 ownership change and, consequently, our ability to utilize our tax attributes may be limited. A significant limitation in our ability to utilize our tax attributes could have a negative impact on our financial results.

In addition, our ability to use future tax deductions is dependent on our ability to generate sufficient future taxable income in the U.S. In determining our provision for income taxes, our tax attributes and liabilities and any valuation allowance recorded against our net tax attributes requires judgment and analysis. We consistently evaluate our tax attributes based on taxes recoverable in the carryback period, existing deferred tax liabilities, tax planning strategies and projected future taxable income. In the U.S. and the U.K., we have experienced cumulative losses in recent years and, as a result, we exclude consideration of projected future taxable income when we evaluate the Company’s ability to realize its deferred tax assets in those jurisdictions. Our ability to recover all of our tax attributes in certain jurisdictions depends upon our ability to continue to generate future profits. If actual results differ from our plans or we do not achieve the desired level of profitability in a given jurisdiction, we may be required to increase the valuation allowance on our tax attributes by taking a charge to the statement of operations, which could have a material negative result on our financial results.

Our effective tax rates are subject to fluctuation, which could impact our financial position, and our estimates of tax liabilities may be subject to audit, which could result in additional tax assessments.

Our effective tax rates are subject to fluctuation as the income tax rates for each year are a function of (a) taxable income levels in numerous tax jurisdictions, (b) our ability to utilize recorded deferred tax assets, (c) taxes, interest, or penalties resulting from tax audits and (d) credits and deductions as a percentage of total taxable income. Further, tax law changes may cause our effective tax rates to fluctuate between periods.

We may be subject to U.S. federal income taxation even though GSIG is a non-U.S. corporation.

Our holding company, GSIG, is a non-U.S. corporation organized in Canada and is subject to Canadian tax laws. However, our operating company, GSI US, continues to be subject to U.S. tax and files U.S. federal income tax returns. In addition, distributions or payments from entities in one jurisdiction to entities in another jurisdiction may be subject to withholding taxes. Our holding company does not intend to operate in a manner that will cause it to be treated as engaged in a U.S. trade or business or otherwise be subject to U.S. federal income taxes on its net income, but it generally will be subject to U.S. federal withholding tax on certain U.S.-source passive income items, such as dividends and certain types of interest.

To prevent U.S.-based multinationals from improperly avoiding U.S. taxation by inversion, section 7874(b) of the Internal Revenue Code provides that, in certain instances, a foreign corporation may be treated as a domestic corporation for U.S. federal income tax purposes. However, section 7874 contains an exception for foreign corporations if, on or before March 4, 2003, such entity acquired directly or indirectly more than half of the properties held directly or indirectly by the domestic corporation. Our holding company expects to satisfy this safe harbor; however, no assurance can be given that the IRS will agree with this position.

The IRS may also assert that section 269 of the Internal Revenue Code applies to our holding Company’s organization in Canada pursuant to the implementation of the Final Chapter 11 Plan. Under section 269, if the IRS determines that the principal purpose of an acquisition was to evade or avoid U.S. federal income tax, the IRS may disallow certain deductions, credits or other allowances. We believe that, if the Final Chapter 11 Plan was challenged by the IRS, we could show, among other things, that the principal purpose for the Final Chapter 11 Plan was not to evade or avoid federal income tax, and, thus, section 269 should not apply. However, no assurance can be given in this regard.

We may be subject to the Alternative Minimum Tax (“AMT”) for U.S. federal income tax purposes.

In general, an AMT is imposed on a corporation’s alternative minimum taxable income at a 20% rate to the extent such tax exceeds the corporation’s regular federal income tax. For purposes of computing taxable income for AMT purposes, certain tax deductions and other beneficial allowances are modified or eliminated. In particular, even though a corporation otherwise might be able to offset all of its taxable income for regular tax purposes by available NOL carryforwards, only 90% of a corporation’s taxable income for AMT purposes may be offset by available NOL carryforwards (as recomputed for AMT purposes). Therefore, if we are subject to the AMT, our U.S. federal income tax liability will likely be increased.

We have a limited ability to carry back certain losses for U.S. federal income tax purposes.

Section 172(b)(1)(E) of the Internal Revenue Code contains special rules that limit a corporation’s ability to carryback certain NOLs. Specifically, if there is a corporate equity reduction transaction (“CERT”), such as a major stock acquisition, and an applicable corporation has a corporate equity reduction interest loss (“CERT Loss”) during the year in which the CERT occurred or any of the two (2) succeeding tax years, then the CERT Loss may not be carried back to a tax year before the year in which the CERT occurred. In 2008, we acquired Excel in a transaction that qualifies as a CERT. In connection with this transaction, approximately $8 million was identified as a CERT Loss. Accordingly, we cannot carryback more than approximately $8 million of losses for 2008 to the extent that it relates to an excess interest loss.

Risks Relating to Our Common Shares and our Capital Structure

We may require additional capital to reduce our vulnerability to economic downturns and position us to adequately respond to business challenges or opportunities, and this capital may not be available on acceptable terms or at all.

Upon emergence from Chapter 11 under the Final Chapter 11 Plan on July 23, 2010, we had approximately $49.4 million of cash and cash equivalents, but we do not currently have any working capital credit facility in place. In order to reduce our vulnerability to economic downturns and position us to adequately respond to business challenges or opportunities, we may need to obtain a working capital credit facility. However, we do not currently have any commitments from lenders to provide such a facility, and, should such a facility become necessary, we may be unable to obtain it on terms acceptable to us or at all.

Under the terms of the indenture governing the New Notes, we are permitted to obtain such a working capital credit facility in an amount up to $40 million, provided that we first obtain the consent of the holders of the New Notes. To the extent the aggregate principal amount of outstanding principal amount and unused commitments under the working capital credit facility exceed $20 million, the Company will be required to offer to use such excess working capital proceeds to make an offer to purchase a portion of the New Notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. We may not be able to obtain the required consents from the note holders on a timely basis, on reasonable terms, or at all. Furthermore, any working capital financing obtained by us in the future would likely include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

If we determine that we need a working capital facility but fail to obtain such a facility we may not have sufficient operating capital to operate one or more of our businesses. Without sufficient operating capital, our business, results of operations, financial position and cash flows would be extremely vulnerable to disruptions or downturns in the economy. In addition, we may be unable to adequately respond to business challenges or opportunities that may arise, including but not limited to the need to develop new products or enhance our existing products, maintaining or expanding research and development projects, the need to build inventory or invest other cash to support business growth and opportunities to acquire complementary businesses and technologies.

We also may need to engage in equity or debt financings to obtain additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of the holders of our common shares. Further, our New Notes restrict our ability to obtain additional debt financing. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. In addition, the terms of any additional equity or debt issuances may adversely affect the value and price of our common shares.

Due to the prevailing global economic conditions that largely began in 2008, many businesses do not have access to the capital markets on acceptable terms. In addition, as a result of this global credit market crisis, conditions for acquisition activities have become very difficult as tight global credit conditions have adversely affected the ability of potential buyers to finance acquisitions. Although these conditions have not immediately affected our current plans, these adverse conditions are not likely to improve significantly in the near future and could have a negative impact on our ability to execute on future strategic activities. Furthermore, our inability to provide consolidated financial statements for recent periods currently impairs our ability to obtain debt and equity financings.

The market for our common shares may be volatile.

The market price of our common shares could be subject to wide fluctuations. These fluctuations could be caused by:

•	quarterly variations in our results of operations;

•	changes in earnings estimates by analysts;

•	conditions in our markets; or

•	general market or economic conditions.

In addition, in recent years the stock market has experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices of many semiconductor and electronics materials processing companies, often unrelated to the operating performance of the specific companies. These market fluctuations could adversely affect the price of our common shares.

To service our indebtedness and fund our operations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, including the New Notes, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the New Notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the New Notes on or before their maturity in 2014. We cannot assure you that we will be able to refinance any of our indebtedness, including the New Notes, on commercially reasonable terms or at all.

We may not have access to the cash flow and other assets of our subsidiaries that may be needed to service our indebtedness and fund our operations.

Although much of our business is conducted through our subsidiaries, none of our subsidiaries is obligated to make funds available to us. Accordingly, our ability to make payments on our indebtedness and fund our operations may be dependent on the earnings and the distribution of funds from our subsidiaries. Local laws and regulations and/or the terms of the indenture governing the New Notes may restrict certain of our subsidiaries from paying dividends and otherwise transferring assets to us. We cannot assure you that applicable laws and regulations and/or the terms of the indenture will permit our subsidiaries to provide us with sufficient dividends, distributions or loans when necessary.

Future sales of a substantial number of our common shares, or the perception that such sales may occur, could adversely affect the trading price of our shares and impair our ability to raise funds in future stock offerings.

In the future, we may issue additional equity securities to raise capital or repay or restructure our existing debt and the holders of options to purchase our stock may exercise all or some of the options that are outstanding or may be outstanding. These additional issuances would dilute ownership of our common shares. Future sales of a substantial number of our common shares in the public market or the perception that such sales could occur, could adversely affect the prevailing market price of our common shares and could make it more difficult for us to raise additional capital through the sale of equity securities. We currently have approximately 100 million shares of common stock issued and outstanding.

We have several significant shareholders. Each of our significant shareholders and their respective affiliates could have substantial control over our outstanding common shares, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our largest shareholders and their respective affiliates, in the aggregate, beneficially own a substantial amount of our outstanding common shares. As a result, these shareholders may be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of our company and might affect the market price of our New Common Shares.

Certain provisions of our articles of incorporation may delay or prevent a change in control of our company.

Our corporate documents and our existence as a corporation under the laws of New Brunswick subject us to provisions of Canadian law that may enable our Board of Directors to resist a change in control of our company. These provisions include:

•	limitations on persons authorized to call a special meeting of shareholders; and

•	advance notice procedures required for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of shareholders.

These antitakeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors of their choosing and cause us to take other corporate actions that shareholders desire. In addition, New Brunswick law provides that cumulative voting is mandatory in director elections which can result in stockholders holding less than a majority of shares being able to elect persons to the Board of Directors and prevent a majority stockholder from controlling the election of all of the directors.

We have a significant amount of debt as a result of our New Notes, which could adversely affect our future business, financial condition, results of operations and our ability to meet our payment obligations under our outstanding liabilities.

We emerged from the Chapter 11 proceedings with $107 million of debt pursuant to the New Notes, which could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our outstanding liabilities. This level of debt could have significant consequences on our future operations, including:

•	Making it more difficult for us to meet our payment and other obligations under our outstanding debt;

•

Possibly resulting in an event of default if we fail to comply with the covenants contained in the indenture governing the New Notes, which event of default could result in all amounts thereunder becoming immediately due and payable;

•

Reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•

Limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, market changes in the industries in which we operate and the general economy; and

•	Placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under our outstanding liabilities.

In addition, the indenture governing the New Notes contains covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

We do not intend to pay dividends in the near future.

We do not anticipate paying any dividends on our common shares in the foreseeable future. We intend to retain our earnings, if any, to use in our growth and ongoing operations. In addition, the terms of the indenture governing the New Notes restricts our ability to pay dividends on our common shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 23, 2010, the Plan Effective Date, we issued an aggregate of 100,002,179 new common shares, no par value, pursuant to the Final Chapter 11 Plan. The new shares of common stock were issued in exchange for claims against or interests in the Debtors pursuant to the terms of the Final Chapter 11 Plan. Refer to Note 17 to Consolidated Financial Statements for additional information regarding transactions consummated on the Effective Date, including the issuance of new common shares. Consistent with the Bankruptcy Court’s Confirmation Order and applicable law, we relied on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), the issuance of such new common shares.

Section 1145(a)(1) of the Bankruptcy Code exempts the offer and sale of securities under a plan of reorganization from registration under Section 5 of the Securities Act and state laws if three principal requirements are satisfied:

•	the securities must be issued under a plan of reorganization by the debtor, its successor under a plan or an affiliate participating in a joint plan of reorganization with the debtor;

•	the recipients of the securities must hold a claim against, an interest in, or a claim for administrative expense in the case concerning the debtor or such affiliate; and

•

the securities must be issued either (i) in exchange for the recipient’s claim against, interest in or claim for administrative expense in the case concerning the debtor or such affiliate or (ii) “principally” in such exchange and “partly” for cash or property.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1		Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2		By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.3		Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	7/23/10

10.1	†	Separation Agreement with Robert L. Bowen, dated January 23, 2009.	8-K	000-25705	10.2	1/29/09

10.2	†	Separation Agreement with Daniel J. Lyne, dated January 23, 2009.	8-K	000-25705	10.1	1/29/09

10.3	†	Termination and Change-In-Control Agreement with Dr. Sergio Edelstein, dated February 3, 2009.	8-K	000-25705	10.1	2/9/09

10.4	†	Form of Forbearance Agreement.	8-K	000-25705	10.1	2/11/09

31.1		Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2		Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1		Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2		Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

†	This exhibit constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GSI Group Inc. (Registrant)

Name	Title	Date

/s/Michael E. Katzenstein Michael E. Katzenstein	Director, Principal Executive Officer	October 1, 2010

/s/Glenn E. Davis Glenn E. Davis	Principal Financial Officer and Principal Accounting Officer	October 1, 2010

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	7/23/10

10.1†	Separation Agreement with Robert L. Bowen, dated January 23, 2009.	8-K	000-25705	10.2	1/29/09

10.2†	Separation Agreement with Daniel J. Lyne, dated January 23, 2009.	8-K	000-25705	10.1	1/29/09

10.3†	Termination and Change-In-Control Agreement with Dr. Sergio Edelstein, dated February 3, 2009.	8-K	000-25705	10.1	2/9/09

10.4†	Form of Forbearance Agreement.	8-K	000-25705	10.1	2/11/09

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

†	This exhibit constitutes a management contract, compensatory plan, or arrangement.