Form 10-Q
period 2009-07-03
GSI GROUP INC
filed 2010-10-01
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	July 3, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$61,035	$69,001
Accounts receivable, net of allowance of $1,719 and $1,687, respectively	38,988	50,494
Income taxes receivable	24,944	30,038
Inventories	74,816	78,508
Deferred tax assets	11,126	11,106
Deferred cost of goods sold	31,768	20,507
Deferred debt financing costs	5,345	5,999
Prepaid expenses and other current assets	7,511	9,569

Total current assets	255,533	275,222
Property, plant and equipment, net of accumulated depreciation and amortization of $48,067 and $45,309, respectively	52,275	54,439
Deferred tax assets	23,937	23,802
Deferred cost of goods sold	—	23,133
Investments in auction rate securities	14,316	25,065
Other assets	4,378	2,133
Intangible assets, net	66,690	71,460
Goodwill	45,063	45,063

Total Assets	$462,192	$520,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt (Note 8)	$187,030	$185,115
Accounts payable	12,484	20,286
Accrued compensation and benefits (Note 3)	6,877	8,452
Deferred revenue	59,171	45,061
Deferred tax liabilities	486	486
Other accrued expenses (Note 3)	20,773	23,892

Total current liabilities	286,821	283,292
Deferred revenue	—	39,164
Deferred tax liabilities	30,109	30,131
Accrued restructuring, net of current portion	868	1,072
Income taxes payable	5,298	5,166
Accrued pension liability (Note 3)	4,131	4,026
Other liabilities (Note 3)	5,593	4,569

Total liabilities	332,820	367,420
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 47,733,255 and 47,567,874, respectively	330,896	330,896
Additional paid-in capital	12,059	10,733
Accumulated deficit	(211,316)	(184,716)
Accumulated other comprehensive loss	(2,482)	(4,236)

Total GSI Group Inc. stockholders’ equity	129,157	152,677
Noncontrolling interest	215	220

Total stockholders’ equity	129,372	152,897

Total Liabilities and Stockholders’ Equity	$462,192	$520,317

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
	(Unaudited)	(Unaudited, as Restated)	(Unaudited)	(Unaudited, as Restated)
Sales	$62,904	$59,469	$126,812	$120,694
Cost of goods sold	38,451	36,861	78,760	75,529

Gross profit	24,453	22,608	48,052	45,165

Operating expenses:
Research and development and engineering	6,870	7,167	15,001	14,955
Selling, general and administrative	14,601	14,363	29,439	30,237
Amortization of purchased intangible assets	1,600	551	3,220	1,103
Restructuring, restatement related costs and other	3,090	1,456	11,390	1,133
Pre-petition professional fees	1,280	—	1,950	—

Total operating expenses	27,441	23,537	61,000	47,428

Loss from operations	(2,988)	(929)	(12,948)	(2,263)
Interest income	89	1,002	229	2,168
Interest expense	(7,055)	(18)	(14,231)	(35)
Foreign exchange transaction gains (losses)	(1,382)	133	(1,341)	271
Other income	889	21	162	142

Income (loss) from continuing operations before income taxes	(10,447)	209	(28,129)	283
Income tax provision (benefit)	(734)	259	(1,656)	519

Loss from continuing operations	(9,713)	(50)	(26,473)	(236)
Income (loss) from discontinued operations, net of tax	(132)	110	(132)	329

Consolidated net income (loss)	(9,845)	60	(26,605)	93
Less: Net (income) loss attributable to noncontrolling interest	(14)	—	5	—

Net income (loss) attributable to GSI Group Inc.	(9,859)	60	(26,600)	93

Loss from continuing operations attributable to GSI Group Inc. per common share:
Basic	$(0.20)	$—	$(0.56)	$(0.01)
Diluted	$(0.20)	$—	$(0.56)	$(0.01)
Income (loss) from discontinued operations attributable to GSI Group, Inc. per common share:
Basic	$—	$—	$—	$0.01
Diluted	$—	$—	$—	$0.01
Net income (loss) attributable to GSI Group Inc. per common share:
Basic	$(0.21)	$—	$(0.56)	$—
Diluted	$(0.21)	$—	$(0.56)	$—

Weighted average common shares outstanding—basic	47,733	41,736	47,662	41,831
Weighted average common shares outstanding—diluted	47,733	41,853	47,662	42,112

Amounts attributable to GSI Group Inc.:
Loss from continuing operations	(9,727)	(50)	(26,468)	(236)
Income (loss) from discontinued operations	(132)	110	(132)	329

Net income (loss)	$(9,859)	$60	(26,600)	$93

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Six Months Ended
	July 3, 2009	June 27, 2008
	(Unaudited)	(Unaudited, as Restated)
Cash flows from operating activities:
Consolidated net income (loss)	$(26,605)	$93
Adjustments to reconcile net income (loss) to net cash from operating activities:
(Income) loss from operations of discontinued operations	132	(329)
Depreciation and amortization	9,265	6,739
Provision for uncollectible receivables	240	(40)
Provision for inventory obsolescence	847	2,535
Step-up value of acquired inventory sold	139	—
Share based compensation	1,326	1,579
Deferred income taxes	(177)	(30)
Earnings from equity investment	(235)	(142)
Gain on sale of property and assets	(207)	(1,562)
Gain on sale of auction rate securities	(1,749)	—
Non-cash interest expense	2,569	—
Non-cash restructuring charges	25	—
Changes in operating assets and liabilities:
Accounts receivable	8,721	16,736
Inventories	1,752	1,283
Deferred costs	11,105	(8,559)
Prepaid expenses and other current assets	2,100	431
Deferred revenue	(23,436)	10,923
Deferred rent	(160)	3,217
Accounts payable, accruals and taxes receivable and payable	(5,189)	(3,168)
Changes in other non-current assets and liabilities	(1,555)	(46)
Cash used in operating activities of discontinued operations	(132)	(1,113)

Cash provided by (used in) operating activities	(21,224)	28,547
Cash flows from investing activities:
Purchases of property, plant and equipment	(536)	(16,097)
Proceeds from the sale of auction rate securities	13,264	—
Proceeds from the sale of property, plant and equipment	492	3,211

Cash provided by (used in) investing activities	13,220	(12,886)
Cash flows from financing activities:
Purchases of the Company’s common shares	—	(6,439)
Net proceeds from the issuance of share capital	—	38
Excess tax benefit of stock options	—	23

Cash used in financing activities	—	(6,378)
Effect of exchange rates on cash and cash equivalents	38	1,601

Increase (decrease) in cash and cash equivalents	(7,966)	10,884
Cash and cash equivalents, beginning of period (1)	69,001	172,387

Cash and cash equivalents, end of period (1)	$61,035	183,271

Supplemental disclosure of non cash investing activity:
Auction rate securities	$764	$—

(1)	The Consolidated Statements of Cash Flows include cash and cash equivalent balances (in thousands) of $0, and $1 of discontinued operations for the six months ended July 3, 2009, and June 27, 2008, respectively.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Going Concern

On November 20, 2009, GSIG, together with two of its subsidiaries, voluntarily filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Under the Bankruptcy Code, the Company’s status as a bankruptcy debtor automatically accelerated the payment of the debt arising under the 2008 Senior Notes. Accordingly, this debt has been classified as current as of December 31, 2008 and July 3, 2009 in the Company’s accompanying consolidated balance sheets. Operating in bankruptcy imposed significant risks and uncertainties on the Company’s business.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Adjustments arising from the Revenue Review resulted in sales and their related costs being deferred and recognized in subsequent periods, once all revenue recognition criteria have been met. In addition, these adjustments did not affect the Company’s cash balances. As of July 3, 2009, a substantial portion of the revenue identified in the Revenue Review remains deferred, pending the finalization of all deliverables under the terms of the customer arrangements. The corresponding costs have also been deferred and are included as deferred cost of goods sold as a component of other deferred assets in the accompanying financial statements. All the deferred revenue and the deferred cost of goods sold have been classified as current or long-term, based on the Company’s assessment of when each particular transaction is anticipated to be recognized into revenue.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

In addition to adjustments from the Revenue Review, the Company has also recorded the impact of certain adjustments which, due to their materiality, were not previously recorded. Certain of these adjustments affect revenue, cost of goods sold, the provision for income taxes, and, to a lesser extent, operating expenses.

The net effects of all of the restatement adjustments on the statements of operations for the three months ended June 27, 2008 and March 28, 2008 are as follows (in thousands, except per share data):

	Three Month Period Ended June 27, 2008			Three Month Period Ended March 28, 2008
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Sales	$62,772	$(3,303)	$59,469	$69,028	$(7,803)	$61,225
Cost of goods sold	38,340	(1,479)	36,861	42,456	(3,788)	38,668

Gross profit	24,432	(1,824)	22,608	26,572	(4,015)	22,557
Operating expenses	24,520	(983)	23,537	24,795	(904)	23,891

Income (loss) from operations	(88)	(841)	(929)	1,777	(3,111)	(1,334)
Interest income (expense), other income (expense), and foreign exchange transaction gains (losses), net	1,138	—	1,138	1,329	79	1,408

Income (loss) from continuing operations, before income taxes	1,050	(841)	209	3,106	(3,032)	74
Income tax provision (benefit)	94	165	259	997	(737)	260

Income (loss) from continuing operations	956	(1,006)	(50)	2,109	(2,295)	(186)
Income (loss) from discontinued operations, net of tax	138	(28)	110	(2)	221	219

Net income (loss)	$1,094	$(1,034)	$60	$2,107	$(2,074)	$33

Net income (loss) attributable to GSI Group Inc. per common share—basic	$0.03	$(0.02)	$—	$0.05	$(0.05)	$—
Net income (loss) attributable to GSI Group Inc. per common share—diluted	$0.03	$(0.02)	$—	$0.05	$(0.05)	$—

The net effects of all of the restatement adjustments on the statements of operations for the six months ended June 27, 2008 are as follows (in thousands, except per share data):

	Six Month Period Ended June 27, 2008
	As Reported	Adjustments	As Restated
Sales	$131,800	$(11,106)	$120,694
Cost of goods sold	80,796	(5,267)	75,529

Gross profit	51,004	(5,839)	45,165
Operating expenses	49,315	(1,887)	47,428

Income (loss) from operations	1,689	(3,952)	(2,263)
Interest income (expense), other income (expense), and foreign exchange transaction gains (losses), net	2,467	79	2,546

Income (loss) from continuing operations, before income taxes	4,156	(3,873)	283
Income tax provision (benefit)	1,091	(572)	519

Income (loss) from continuing operations	3,065	(3,301)	(236)
Income (loss) from discontinued operations, net of tax	136	193	329

Net income (loss)	$3,201	$(3,108)	$93

Net income (loss) attributable to GSI Group Inc. per common share—basic	$0.08	$(0.07)	$—
Net income (loss) attributable to GSI Group Inc. per common share—diluted	$0.08	$(0.07)	$—

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The net effects of all of the restatement adjustments on the condensed cash flow statements for the six months ended June 27, 2008 are as follows (in thousands):

	Six Months Ended June 27, 2008
	As Reported(1)	Adjustments	As Restated
Consolidated net income (loss)	$3,201	$(3,108)	$93
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	6,304	2,446	8,750
Changes in assets and liabilities	16,753	2,950	19,703

Cash flows provided by operating activities	26,258	2,288	28,546
Cash flows used in investing activities	(9,924)	(2,962)	(12,886)
Cash flows used in financing activities	(6,378)	—	(6,378)
Effect of exchange rates on cash and cash equivalents	1,602	—	1,602

Net increase (decrease) to cash and cash equivalents	11,558	(674)	10,884
Cash and cash equivalents, beginning of year (2)	171,713	674	172,387

Cash and cash equivalents, end of year (2)	$183,271	—	$183,271

(1)	Amounts as reported reflect operating activities associated with discontinued operations as changes in assets and liabilities.
(2)	The Consolidated Statements of Cash Flows include cash and cash equivalent balances (in thousands) of $1 and $1 of the discontinued operations for the year ended December 31, 2007 and the six months ended June 27, 2008, respectively.

The following discussion provides additional information regarding the adjustments that were identified during the Revenue Review. Certain transactions may have been restated for multiple reasons but have been included in the most applicable category.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Summary of Sales Adjustments

The following tables reflect the adjustments identified during the Company’s Revenue Review, as well as from the recording of previously unrecorded immaterial adjustments. The tables present a reconciliation of sales as previously reported to amounts as restated for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	March 28, 2008	June 27, 2008	June 27, 2008
Sales, as previously reported	$69,028	$62,772	$131,800

Revenue Restatement Adjustments:
Semiconductor Systems Segment:
Multiple element arrangements	(5,981)	(6,078)	(12,059)
Customer acceptance not assured	1,108	325	1,433
Price not fixed or determinable	(691)	—	(691)
Other	(351)	(215)	(566)

Subtotal Semiconductor Systems Segment	(5,915)	(5,968)	(11,883)

Precision Technology Segment:
Multiple element arrangements	(2,121)	197	(1,924)
Price not fixed or determinable	224	2,388	2,612
Other	9	80	89

Subtotal Precision Technology Segment	(1,888)	2,665	777

Total revenue restatement adjustments	(7,803)	(3,303)	(11,106)

Sales, as restated	$61,225	$59,469	$120,694

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

The following tables reflect the adjustments to cost of goods sold and operating expenses that were identified as a result of the Company’s Revenue Review, as well as from the recording of previously unrecorded immaterial adjustments. The tables present a reconciliation of previously reported amounts to amounts as restated for the periods indicated (in thousands):

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2008	June 27, 2008	June 27, 2008
Cost of goods sold, as previously reported	$42,456	$38,340	$80,796
Semiconductor Systems segment adjustments	(3,507)	(3,815)	(7,322)
Precision Technology segment adjustments	(1,155)	1,538	383
Reclassification of amortization of intangible assets (core technology)	874	798	1,672

Cost of goods sold, as restated	$38,668	$36,861	$75,529

Operating expenses, as previously reported	$24,795	$24,520	$49,315
Reclassification of amortization of intangible assets (core technology)	(874)	(798)	(1,672)
All other operating expense adjustments	(30)	(185)	(215)

Operating expenses, as restated	$23,891	$23,537	$47,428

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Comparative Amounts and Other

Certain prior period amounts have been reclassified to conform to the current period presentation in the financial statements and notes thereto as of and for the three and six months ended July 3, 2009. These reclassifications had no effect on the Company’s previously reported results of operations, financial position and cash flows.

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

Long-Term Investments

As of July 3, 2009, the Company held auction rate securities, recorded at a fair value of $14.3 million, and with a par value of $17.1 million. As of December 31, 2008, the Company held auction rate securities, recorded at a fair value of $25.1 million, and with a par value of $32.3 million. These securities were acquired as part of the Company’s purchase of Excel in 2008. These auction rate notes are student loans backed by the federal government and are privately insured. Current capital market conditions have impacted the Company’s ability to liquidate certain auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. Due to the current capital market conditions, an investor’s ability to sell auction rate securities at par has been adversely affected. Due to the uncertainty in the market as to when these auction rate notes will be refinanced or the auctions will resume, the Company has classified these instruments as long-term assets available for sale. If the credit ratings of the issuer, the bond insurers or the collateral deteriorates further, or if the issuers of these auction rate securities are unable to successfully close further auctions, the Company may further reduce the carrying value of these investments and may in the future be required to record impairment charges against these investments, some of which may be considered other-than-temporary impairment charges. From January 1, 2009 through July 3, 2009, the Company recorded $0.8 million of other comprehensive income attributable to the change in unrealized gains relating to assets still held at July 3, 2009. From the date of the Company’s acquisition of Excel through December 31, 2008, the Company recorded $0.1 million of other comprehensive income attributable to the change in unrealized gains relating to assets still held at December 31, 2008.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

During the three months ended July 3, 2009, the Company sold $14.9 million in par value of its auction rate securities valued at $11.3 million for $13.0 million in proceeds which resulted in the recognition of realized gains of approximately $1.7 million. During the six months ended July 3, 2009, the Company sold $15.2 million in par value of its auction rate securities valued at $11.5 million for $13.3 million in proceeds which resulted in the recognition of realized gains of approximately $1.8 million related to the sale of these securities. The gains realized upon the sale of the auction rate securities are recorded in other income (expense), net in the accompanying consolidated statements of operations for the three and six months ended July 3, 2009. No losses were realized upon the sale of any auction rate securities during the three or six months ended July 3, 2009. The Company determines the cost of a security sold and the amount to be reclassified out of accumulated other comprehensive income (loss) into earnings based on the specific identification method. During the three and six months ended July 3, 2009, no amounts were reclassified out of accumulated other comprehensive income (loss) into earnings related to the sale of the Company’s auction rate securities. See Note 17 to Consolidated Financial Statements for discussion of sales of auction rate securities after July 3, 2009.

At July 3, 2009 and December 31, 2008, the Company had a 25.1% equity investment in a privately held company located in the United Kingdom, valued at $1.2 million and $0.8 million at July 3, 2009 and December 31, 2008, respectively, and included in other assets in the accompanying consolidated balance sheets. The Company uses the equity method to record the results of this entity. In relation to this investment, the Company recognized income of $235,000 and $142,000 for the six months ended July 3, 2009 and June 27, 2008, respectively, which are shown in other income (expense), net in the accompanying consolidated statements of operations. In relation to this investment, the Company recognized income of $163,000 and $36,000 for the three months ended July 3, 2009 and June 27, 2008, respectively, which are shown in other income (expense), net in the accompanying consolidated statements of operations.

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

On January 1, 2009, the Company implemented the guidance in SFAS No. 157 related to all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities in accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”. However, no significant nonrecurring fair value measurements were conducted during the six months ended July 3, 2009.

The following table summarizes the Company’s assets and liabilities, as of July 3, 2009, that are measured at fair value on a recurring basis (in thousands):

	July 3, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash equivalents (1)	$5,284	$5,284	$—	$—
Auction rate securities (2)	14,316	—	—	14,316

Total	$19,600	$5,284	$—	$14,316

(1)	Cash equivalents are valued at quoted market prices in active markets.
(2)	Auction rate securities are valued based on assumptions that market participants might use in their estimates of fair value (including, among other factors, underlying collateral and lack of liquidity).

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table summarizes the Company’s assets and liabilities, as of December 31, 2008, that are measured at fair value on a recurring basis (in thousands):

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash equivalents (1)	$36,324	$36,324	$—	$—
Auction rate securities (2)	25,065	—	—	25,065

Total	$61,389	$36,324	$—	$25,065

(1)	Cash equivalents are valued at quoted market prices in active markets.
(2)	Auction rate securities are valued based on assumptions that market participants might use in their estimates of fair value (including, among other factors, underlying collateral and lack of liquidity).

The following table summarizes the activity during the six months ended July 3, 2009 with respect to the auction rate securities, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2008	$25,065
Sales	(11,513)
Unrealized gains	764
Unrealized losses	—

Balance at July 3, 2009	$14,316

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

The Company undertakes a review of its property, plant and equipment carrying values whenever events or circumstances indicate that the carrying amounts may not be recoverable. The Company relies on the guidance included in SFAS No. 144,

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

“Accounting for the Impairment or Disposal of Long-Lived Assets” when conducting these reviews. No impairment charges related to property, plant and equipment were recorded during the three and six months ended July 3, 2009 or June 27, 2008.

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

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations.”

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2009 noting no impairment. No impairment charges were recorded during the three and six months ended July 3, 2009 or June 27, 2008.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

The Company has significant deferred revenue included in its accompanying consolidated balance sheets, with balances (including both current and long-term amounts) of $59.2 million and $84.2 million as of July 3, 2009 and December 31, 2008, respectively. A significant majority of these amounts relate to arrangements whereby the entire arrangement has been accounted for as deferred revenue, as there is no fair value for one or more of the undelivered elements. Upon the final delivery of the undelivered element(s) of the arrangement, the revenue will be recorded for that arrangement. To a much lesser extent, the deferred revenue balances relate to either: (a) the unrecognized portion of a multiple element arrangements that is being recognized into revenue over a ratable basis as associated services are performed; (b) arrangements not currently recognizable due to the arrangement not being fixed and determinable at its inception; (c) the future amortization to revenue of extended warranty contracts and preventative maintenance

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

plans; (d) revenue deferrals for product shipments with FOB destination shipping terms; and (e) deposits from customers against future orders. The classification of deferred revenue, and deferred cost of goods sold, is based on the Company’s expectations relative to when the revenue will be recognizable, based on facts known to the Company as of the date its financial statements are released.

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

Foreign Currency Translation

The financial statements of the Company and its subsidiaries outside the United States have been translated into United States dollars in accordance with the SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities of foreign operations are translated from foreign currencies into United States dollars at the exchange rates in effect on the balance sheet date. Sales and expenses are translated at the average exchange rate in effect for the period. Accordingly, gains and losses resulting from translating foreign currency financial statements are reported as a separate component of other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are included in net income (loss) in the accompanying consolidated statements of operations. Foreign exchange transaction losses, net, were $1.3 million and foreign exchange transaction gains, net, were $0.3 million for the six months ended July 3, 2009 and June 27, 2008, respectively. Foreign exchange transaction losses, net, were $1.4 million and foreign exchange transaction gains, net, were $0.1 million for the three months ended July 3, 2009 and June 27, 2008, respectively. These amounts arose primarily from transactions denominated in currencies other than the functional currency, as well as from gains or (losses) on derivative contracts.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Accumulated Other Comprehensive Loss

The following table provides the details of accumulated other comprehensive loss at:

	July 3, 2009	December 31, 2008
Foreign currency translation adjustments	$1,572	$(839)
Unrealized gain on auction rate securities	846	80
Pension liability	(4,900)	(3,477)

Total accumulated other comprehensive loss	$(2,482)	$(4,236)

Comprehensive Income (loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008 (As Restated)	July 3, 2009	June 27, 2008 (As Restated)
Consolidated net income (loss)	$(9,845)	$60	$(26,605)	$93
Foreign currency translation adjustments (1)	4,834	(1,459)	2,411	1,309
Unrealized gain (loss) on auction rate securities, net of tax	(213)	—	766	—
Pension liability, net of tax	53	44	(1,423)	4

Consolidated comprehensive income (loss)	(5,171)	(1,355)	(24,851)	1,406
Less: Comprehensive (income) loss attributable to noncontrolling interest	(14)	—	5	—

Comprehensive income (loss) attributable to GSI Group Inc.	$(5,185)	$(1,355)	$(24,846)	$1,406

(1)	The foreign currency translation adjustments are primarily related to the movement in the British Pound, Japanese Yen and European Union Euro.

Derivative Financial Instruments

The Company’s primary objective for holding derivative financial instruments is to manage currency risk. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company’s accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions, including cash flow, or net investment hedges. The Company did not have any derivative instruments that qualify for hedge accounting under SFAS No. 133 at July 3, 2009 or December 31, 2008. In cases when the Company does have derivative contracts, it records all derivatives at fair value as assets or liabilities in the consolidated balance sheet and any changes are recognized in other income (expense), net.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

When the Company enters into foreign currency derivative contracts, the contracts are generally for less than six months duration with the purpose of hedging foreign currency risk on sales transactions. At July 3, 2009 and December 31, 2008, the Company held no derivative contracts.

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

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008 (As Restated)	July 3, 2009	June 27, 2008 (As Restated)
Weighted average common shares outstanding	47,733	41,736	47,662	41,831
Dilutive potential common shares (1)	—	117	—	281

Diluted common shares	47,733	41,853	47,662	42,112

Excluded from diluted common shares calculation—stock options, restricted stock and warrants that are anti-dilutive	713	1,108	925	920

(1)	Due to the Company’s net loss position for the three and six months ended July 3, 2009, all dilutive shares are excluded as their effect would have been anti-dilutive.

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

Disclosures about Derivative Instruments and Hedging Activities

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB statement No. 133” (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. At initial adoption, SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods. The Company’s adoption of SFAS No. 161 did not have an impact on the Company’s financial position, results of operations or cash flows because the Company did not have any derivative instruments or hedging activities outstanding during the six months ended July 3, 2009.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Business Combinations

On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) establishes principles and requirements for the method in which the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company’s adoption of SFAS No. 141(R) did not have an impact on the Company’s financial position, results of operations or cash flows because the Company did not consummate any business combinations during the six months ended July 3, 2009.

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

Fair Value Measurements

On April 4, 2009, the Company adopted FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP No. 157-4) (codified within ASC 820, “Fair Value Measurements and Disclosures”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this FSP does not include assets and liabilities measured under level 1 inputs. The Company’s adoption of FSP No. 157-4 did not have an impact on the Company’s financial position, results of operations or cash flows.

On April 4, 2009, the Company adopted FSP No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP No. 107-1 and APB No. 28-1) (codified within ASC 825, “Financial Instruments”). FSP No. 107-1 and APB No. 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (codified within ASC 825, “Financial Instruments”), to require publicly-traded companies, as defined in APB No. 28, “Interim Financial Reporting” (codified within ASC 270, “Interim Reporting”) to provide disclosures on the fair value of financial instruments in interim financial statements. The Company’s adoption of FSP No. 107-1 and APB No. 28-1 did not have an impact on the Company’s financial position, results of operations or cash flows.

On April 4, 2009, the Company adopted FSP Nos. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP Nos. 115-2 and 124-2) (codified within ASC 320, “Investments-Debt and Equity Securities”). This FSP amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP No. 115-2, for impaired debt securities, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP No. 115-2 changes the presentation of other-than-temporary impairments in the income statement for those impairments attributed to credit losses. The Company’s adoption of FSP Nos. 115-2 and 124-2 did not have an impact on the Company’s financial position, results of operations or cash flows.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Subsequent Events

On April 4, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (SFAS No. 165) (codified within ASC 855, “Subsequent Events”) which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 originally required all companies to disclose the date through which subsequent events have been evaluated for disclosure and recognition. In February 2010, the FASB issued an amendment to SFAS No. 165 (ASU 2010-09, “Subsequent Events-Amendments to Certain Recognition and Disclosure Requirements”) which removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated for disclosure and recognition in issued and revised financial statements. ASU 2010-09 is effective immediately, with the exception of the use of the issued date for conduit debt obligors, for which the effective date is interim or annual periods ending after June 15, 2010. The Company’s adoption of SFAS No. 165 did not have an impact on the Company’s financial position, results of operations or cash flows. The Company will adopt ASU 2010-09 effective in 2010, but does not expect that the adoption will have an impact on its financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

A summary of the purchase price allocation is as follows (in thousands):

Total Purchase Consideration:
Cash paid to shareholders	$347,730
Cash paid to option holders and restricted stockholders	12,674
Transaction fees	8,307

Total Purchase Consideration	$368,711

Allocation of the Purchase Consideration:
Cash and cash equivalents	$10,430
Long-term investments (auction rate securities)	24,985
Accounts receivable	20,435
Inventories	37,690
Income tax receivable	7,002
Deferred tax assets	3,442
Property, plant and equipment	33,050
Identifiable intangible assets	132,685
In-process research and development charge	12,142
Goodwill	149,941
Other assets	2,292

Total assets acquired	434,094

Accounts payable and accrued expenses	15,554
Income taxes payable	348
Deferred tax liabilities, non-current	47,541
Other liabilities	1,940

Total liabilities assumed	65,383

Net assets acquired	$368,711

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Three Months Ended	Six Months Ended
	June 27, 2008	June 27, 2008
Sales	$100,174	$200,733

Loss from continuing operations	(3,199)	(6,640)
Income from discontinued operations, net of tax	110	329

Net loss attributable to GSI Group Inc.	$(3,089)	$(6,311)

Loss from continuing operations per share—basic	$(0.08)	$(0.16)
Income from discontinued operations per share—basic	0.01	0.01

Net loss attributable to GSI Group Inc. per common share—basic	$(0.07)	$(0.15)

Loss from continuing operations per share—assuming dilution	$(0.08)	$(0.16)
Income from discontinued operations per share—assuming dilution	0.01	0.01

Net loss attributable to GSI Group Inc. per common share—assuming dilution	$(0.07)	$(0.15)

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5. Discontinued Operations

The Company evaluates its businesses and product lines periodically for strategic fit within its operations. On July 3, 2008, the Company entered into a definitive agreement to sell its U.S. Optics Business located in Moorpark, California and part of the Company’s Precision Technology segment for $21.6 million. The sale was closed on October 8, 2008. The Company includes all current and historical earnings from the U.S. Optics Business in the income (loss) from discontinued operations on the consolidated statement of operations. The Company recognized a pre-tax gain on the sale of this business totaling $8.7 million in the fourth quarter of 2008.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the following amounts related to the U.S. Optics Business have been segregated from continuing operations and included in discontinued operations, net of tax, in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008 (As Restated)	July 3, 2009	June 27, 2008 (As Restated)
Sales of discontinued business	$—	$3,154	$—	$6,525

Pre-tax income (loss) of discontinued business	(132)	170	(132)	387
Provision for taxes on income of discontinued business	—	(60)	—	(58)

Income (loss) from discontinued business attributable to GSI Group Inc.—net of tax	$(132)	$110	$(132)	$329

The assets and liabilities relating to the U.S. Optics Business have been segregated from other of the Company’s assets and liabilities. During the three and six months ended July 3, 2009, the Company recorded an additional charge of $0.1 million related to discontinued operations associated with an insurance premium adjustment; however, the Company did not have any significant continuing involvement with the operations of this component after the disposal transaction. Net cash flows of the Company’s discontinued operations from each of the categories of operating, investing and financing were not significant for the three and six month periods ended July 3, 2009 and June 27, 2008.

6. Goodwill, Intangible Assets and Impairment Charges

Goodwill

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. There were no changes in the carrying amount of goodwill during the six months ended July 3, 2009. Goodwill by reportable segment is as follows (in thousands):

	Reportable Segment
	Excel	Precision Technology	Total
Balance at December 31, 2008	$35,818	$9,245	$45,063

Balance at July 3, 2009	$35,818	$9,245	$45,063

Intangible Assets

As of July 3, 2009, intangible assets consisted of the following (in thousands):

	July 3, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$61,654	$(37,998)	$23,656	6.8
Customer relationships	33,680	(10,147)	23,533	9.7

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

	July 3, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer backlog	2,355	(2,063)	292	0.2
Non-compete agreements	4,870	(1,776)	3,094	2.1
Trademarks, trade names and other	5,804	(2,716)	3,088	9.7

Amortizable intangible assets	108,363	(54,700)	53,663	7.9

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Totals	$121,390	$(54,700)	$66,690

As of December 31, 2008, intangible assets consisted of the following (in thousands):

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$60,940	$(35,593)	$25,347	7.3
Customer relationships	33,681	(8,779)	24,902	10.1
Customer backlog	2,355	(1,155)	1,200	0.7
Non-compete agreements	4,870	(1,010)	3,860	2.6
Trademarks, trade names and other	5,589	(2,465)	3,124	10.2

Amortizable intangible assets	107,435	(49,002)	58,433	8.2

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Totals	$120,462	$(49,002)	$71,460

All definite-lived intangible assets are amortized on a straight-line basis over their remaining life. Amortization expense for customer relationships, customer backlog, non-compete agreements and definite-lived trademarks, trade names and other are included in operating expenses in the accompanying consolidated statements of operations and was $1.6 million and $0.5 million for the three month periods ended July 3, 2009 and June 27, 2008, respectively, and $3.2 million and $1.1 million for the six month periods ended July 3, 2009 and June 27, 2008, respectively. Amortization expense for the patents and acquired technology are included in cost of goods sold in the accompanying consolidated statements of operations and was $1.0 million and $0.8 million for the three month periods ended July 3, 2009 and June 27, 2008, respectively, and $1.9 million and $1.7 million for the six month periods ended July 3, 2009 and June 27, 2008, respectively.

Estimated amortization expense for each succeeding period after July 3, 2009 is as follows (in thousands):

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Year Ending December 31,	Cost of Goods Sold	Operating Expenses	Total
2009 (6 months from July 3, 2009)	$1,954	$2,585	$4,539
2010	3,909	4,514	8,423
2011	3,866	3,594	7,460
2012	3,165	2,725	5,890
2013	3,165	2,638	5,803
Thereafter	7,597	13,951	21,548

Total	$23,656	$30,007	$53,663

Impairment Charges

The Company undertook an impairment review of its goodwill and intangible assets at December 31, 2009 due to the filing for Chapter 11 bankruptcy protection. An impairment charge of $1.0 million was recorded on these assets in the fourth quarter of 2009.

7. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of July 3, 2009 and December 31, 2008:

Inventories

	July 3, 2009	December 31, 2008
	(In thousands)
Raw materials	$39,647	$41,355
Work-in-process	18,213	17,548
Finished goods	11,370	13,751
Demo inventory	4,639	5,068
Consigned inventory	947	786

Total inventories	$74,816	$78,508

Prepaid Expenses and Other Current Assets

	July 3, 2009	December 31, 2008
	(In thousands)
Prepaid expenses	$1,880	$4,411
U.K. buildings held for sale	3,584	3,376
Other current assets	2,047	1,782

Total	$7,511	$9,569

At December 31, 2008, the Company had two properties in the U.K. classified as assets held for sale with net book values of $0.2 million and $3.2 million, respectively. The Company completed the sale of one of these properties in February 2009 for proceeds of $0.4 million. The Company recorded a gain on the sale of this asset of $0.2 million. The gain on the sale of the asset is reflected in other income (expense), net in the accompanying consolidated statement of operations for the six months ended July 3, 2009. The remaining U.K. property continued to be held for sale as of July 3, 2009 until it was sold during the quarter ended December 31, 2009 in October 2009. The proceeds received on the sale of this property totaled $3.5 million, which is approximately equivalent to the net book value of the asset on the date of sale; therefore, no gain or loss was recorded on the sale. Both properties held for sale at December 31, 2008 are associated with the Precision Technology segment.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

At December 31, 2007, the Company had a third property in the U.K. classified as held for sale with a net book value of $1.5 million. The Company completed the sale of this property during the three months ended June 27, 2008 for proceeds of $3.2 million and recorded a gain on the sale of the asset of $1.7 million in the same period. The gain on the sale is reflected in other income (expense), net in the accompanying consolidated statements of operations for the three and six months ended June 27, 2008. This property is associated with the Precision Technology segment.

Other Accrued Expenses

	July 3, 2009	December 31, 2008
	(In thousands)
Accrued interest	$8,766	$8,342
Accrued penalty to warrant holders	2,683	805
Accrued warranty	3,235	3,793
Accrued professional fees	1,623	2,076
Accrued third party sales commissions	200	604
Customer deposits	616	484
Accrued restructuring, current portion	572	2,969
Deferred rent, current portion	343	343
Other	2,735	4,476

Total	$20,773	$23,892

Accrued Warranty

	July 3, 2009	December 31, 2008
	(In thousands)
Balance at beginning of the year	$3,793	$4,216
Assumed in Excel acquisition	—	1,214
Charged to costs and expenses	723	6,618
Use of provision	(1,403)	(7,948)
Foreign currency exchange rate changes	122	(307)

Balance at end of period	$3,235	$3,793

Other Liabilities

	July 3, 2009	December 31, 2008
	(In thousands)
Deferred rent	$4,195	$4,355
Other	1,398	214

Total	$5,593	$4,569

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The 2008 Senior Notes pay interest semi-annually on February 15 th and August 15th and mature in August 2013. Following the first anniversary of the Closing Date, the Company had the right to redeem up to 50% of the 2008 Senior Notes at par without penalty. Following the third anniversary of the Closing Date, the Company had the right to redeem up to 100% of the 2008 Senior Notes at par without penalty. The 2008 Senior Note Indenture contained covenants that restricted the Company’s ability to incur additional indebtedness, pay dividends, create liens, make investments, sell assets, repurchase securities, or engage in specified transactions with affiliates. As discussed in Note 1 to Consolidated Financial Statements, GSIG and two of its wholly-owned United States subsidiaries filed for bankruptcy on November 20, 2009. Under the Bankruptcy Code, the Company’s status as a bankruptcy debtor automatically accelerated the 2008 Senior Notes. Accordingly, the 2008 Senior Notes are classified as a current liability in the Company’s accompanying consolidated balance sheet as of July 3, 2009 and December 31, 2008.

The $26.3 million of value ascribed to the warrants was recorded as a discount against the 2008 Senior Notes. This discount was being amortized to interest expense using the effective interest method over the life of the 2008 Senior Notes. In connection with the issuance of the 2008 Senior Notes, the Company incurred $6.5 million in issuance fees which are classified as current assets at December 31, 2008. These issuance fees were being amortized to interest expense on a straight-line basis over the contractual term of the 2008 Senior Notes. As of July 3, 2009 and December 31, 2008, the unamortized portion of the valuation of the warrants was $23.0 million $24.9 million, respectively, and the unamortized debt issuance costs were $5.3 million and $6.0 million, respectively. The 2008 Senior Notes, net of the value of the warrants, constitute a net carrying value of $187.0 million and $185.1 million at July 3, 2009 and December 31, 2008, respectively. For the three months ended July 3, 2009, the total amount recorded to interest expense, including accretion of the fair value of the Warrants and amortization of the debt issuance costs, was $7.1 million. For the six months ended July 3, 2009, the total amount recorded to interest expense, including accretion of the discount and amortization of the debt issuance costs, was $14.2 million.

As discussed further in Note 1, the Company failed to timely file its annual and quarterly reports. Pursuant to a Registration Rights Agreement (the “RRA”) with the Warrant holders, the Company notified the Warrant holders that it was indefinitely suspending its registration statement on Form S-3. Under the RRA, monetary penalties accrue and are payable to the warrant holders for failure to maintain an effective registration statement, subject to certain terms and conditions more specifically set forth therein. In 2008, the Company incurred penalties under the RRA, and as a result has recorded an expense and corresponding accrued liability of $0.8 million as of December 31, 2008. The Company continued to incur penalties in 2009. As of July 3, 2009, the accrued warranty penalty totaled $2.7 million. The maximum penalty payments payable under these provisions is approximately $3.8 million.

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

Fair Value of Debt

No public trades occurred in the 2008 Senior Notes during the three months ended July 3, 2009. The Company engaged in ongoing negotiations regarding the value of the 2008 Senior Notes and an appropriate restructuring plan throughout this time period with the lender group and others. Thus, although the actual value of the 2008 Senior Notes may have varied materially if trading had taken place, the Company estimates that the fair value of the 2008 Senior Notes as of July 3, 2009 is its associated par value.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Stock Repurchase Plan

In December 2005, the Company’s Board of Directors authorized a stock repurchase program providing for the repurchase of up to $15.0 million in shares of the Company’s common shares. In February 2008, the Company’s Board of Directors authorized an increase in the Stock Repurchase Program up to a total of $40.0 million. The Company repurchased and retired 772,467 shares, 816,830 shares, and 381,300 shares in 2008, 2007, and 2006, respectively, at an aggregate cost of $6.4 million, $7.8 million, and $3.8 million, respectively. The program was suspended in May 2008 as a result of the Company’s decision to acquire Excel. At July 3, 2009, $21.9 million remains available for future Company purchases under this program. In connection with the Chapter 11 Cases, the stock repurchase program was cancelled.

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

2006 Equity Incentive Plan

On May 15, 2006, shareholders of the Company approved the 2006 Equity Incentive Plan which provides for the sale or grant of various awards of, or the value of, the Company’s common shares including stock options, stock appreciation rights, restricted stock and performance shares and units, performance-based awards, and stock grants, to officers, directors, employees and certain consultants to the Company. The maximum number of shares of the Company’s common shares which may be issued pursuant to the 2006 Equity Incentive Plan is 9,406,000 shares, including a 2.5 million share increase as approved by the Company’s shareholders at the May 2008 annual meeting, and subject to adjustment in the event of certain corporate events and reduced by the number of shares already issued pursuant to awards under the Company’s 1992 and 1995 Equity Incentive Plans. The plan has a ten year term. As of July 3, 2009, there were 4,241,784 common shares available for future issuance under this plan. The 2006 Equity Incentive Plan was cancelled upon the Company’s emergence from bankruptcy. See Note 17 to Consolidated Financial Statements.

The Company recorded compensation expense related to restricted stock awards issued under the 2006 Equity Incentive Plan totaling $0.4 million and $0.7 million in the three month periods ended July 3, 2009 and June 27, 2008, respectively, and $1.3 million and $1.5 million in the six month periods ended July 3, 2009 and June 27, 2008, respectively. No issuances were made under the 2006 Equity Incentive Plan during the six months ended July 3, 2009. Stock compensation expense is primarily included in selling, general, and administrative expenses, and as an increase to additional paid-in capital on the Company’s consolidated balance sheets. Earnings before income taxes were reduced by these amounts. As the restricted stock is issuable to the holder, subject to vesting provisions, with no consideration payable by the holder, the grant date fair value per share is based on the quoted stock price on the date of the grant.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The table below summarizes activity relating to restricted stock awards issued under the 2006 Equity Incentive Plan:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2008	760	$8.84
Granted	—	$—
Vested	(165)	$9.30
Forfeited	(75)	$8.18

Nonvested restricted stock at July 3, 2009	520	$8.79

The Company’s restricted stock awards consist of both time-based and performance-based awards. Based on the Company’s estimates of forfeitures of time-based awards, and estimates relative to performance-based awards’ vesting and forfeitures, the Company would record aggregate compensation expense of $1.6 million subsequent to July 3, 2009, over a weighted average life of 1.1 years.

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

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2008	430	$9.49	1.46 years	$—
Granted	—	—
Exercised	—	—
Forfeited and expired	(162)	8.94

Outstanding at July 3, 2009	268	$9.83	1.71 years	$—

Exercisable at July 3, 2009	268	$9.83	1.71 years	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the quoted price of common shares for the options and warrants that were in the money at July 3, 2009. There were no in the money shares at July 3, 2009.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

The table below sets forth the estimated net periodic pension cost (benefit) for the U.K. Plan (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008 (As Restated)	July 3, 2009	June 27, 2008 (As Restated)
Components of the net periodic pension cost (benefit):
Service cost	$—	$—	$—	$—
Interest cost	332	438	640	843
Expected return on plan assets	(327)	(494)	(629)	(924)
Amortization of unrecognized transition obligation (asset)	—	—	—	—
Amortization of prior service cost (credit)	—	—	—	—
Amortization of (gain) loss	34	24	65	24

Net periodic pension cost (benefit)	$39	$(32)	$76	$(57)

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The table below sets forth the estimated net periodic pension cost (benefit) for the Japan defined benefit pension plan (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008 (As Restated)	July 3, 2009	June 27, 2008 (As Restated)
Components of the net periodic pension cost (benefit):
Service cost	$60	$54	$123	$108
Interest cost	8	7	15	13
Expected return on plan assets	(1)	(1)	(1)	(2)
Amortization of unrecognized transition obligation (asset)	19	18	39	36
Amortization of prior service cost (credit)	—	—	—	—
Amortization of (gain) loss	—	—	—	—

Net periodic pension cost (benefit)	$86	$78	$176	$155

12. Income Taxes

At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 31.5% in the determination of the estimated annual effective tax rate. The Company’s reported effective tax rate for continuing operations of 5.89% for the six months ended July 3, 2009 differed from the expected Canadian federal statutory rate of 31.5%, primarily due to the mix of jurisdictions in which the Company earns its income, the increase in the Company’s liability for uncertain tax positions, and the increase in the Company’s valuation allowance, offset in part by the increase in interest receivable resulting from the IRS audit for the tax years from 1999 to 2002, the increase in the potential refunds and accrued interest income from the impending refunds claimed on the federal amended returns for the tax years from 2000 to 2008, and the benefit related to a settlement with the Canadian Revenue Agency.

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

As of July 3, 2009, the Company had total unrecognized tax benefits of $5.3 million, all of which, if recognized would favorably affect its effective tax rate. The Company expects that the changes in the unrecognized benefits within the next twelve months will not be material. Given the uncertainty regarding when the authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases in income tax that may occur within the next twelve months cannot be made.

The reconciliation of the total amounts of unrecognized tax benefits at the beginning of the first quarter and the end of the second quarter of 2009 is as follows:

Balance at January 1, 2009	$5,166
Additions based on tax positions related to the current year	18
Additions for tax positions of prior years	114
Reductions for tax positions of prior years	—
Settlements	—

Balance at July 3, 2009	$5,298

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As of July 3, 2009, the Company had approximately $0.8 million of accrued interest and penalties related to uncertain tax positions.

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

13. Restructuring, Restatement Related Costs and Other

The following table summarizes restructuring, restatement related costs and other expense in the accompanying consolidated statements of operations:

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008 (As Restated)	July 3, 2009	June 27, 2008 (As Restated)
	(In thousands)
United Kingdom restructuring	$216	$84	$711	$(322)
Germany restructuring	13	48	3	131
Novi restructuring	—	1,324	—	1,324
Bedford restructuring	11	—	11	—

Restructuring charges	240	1,456	725	1,133
Restatement related costs and other charges	2,850	—	10,665	—

Total restructuring, restatement related costs and other charges	$3,090	$1,456	$11,390	$1,133

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

On February 29, 2008 and June 27, 2008, the Company executed agreements to sell assets related to its otherwise discontinued Impact product line, and certain assets related to its Laser Mark and Excimer Laser product lines within the Precision Technology segment. The majority of the assets sold in the transaction represent inventory that had already been written off and were included as part of the restructuring charges recorded in 2007. Payments received on asset sales that are due beyond one year are recorded as restructuring benefits when they are received. Accordingly, the sales resulted in a restructuring expense of $0.1 million for the three months ended June 27, 2008 and a restructuring benefit of $0.3 million for the six months ended June 27, 2008. No amounts were received during the three or six months ended July 3, 2009.

In December 2008, the Company announced the transfer of all volume related manufacturing from its Rugby, U.K. facility within the Precision Technology segment, to the Company’s facilities in China and the then-newly acquired Excel manufacturing sites. These activities have been completed in 2009, at a total cost of $4.7 million, which is comprised of non-cash land and building impairment charges of $3.6 million, employee severance costs of $1.0 million and facility related charges of $0.1 million. In December 2008, the Company recorded $3.9 million of this total to restructuring expense. It was comprised of $3.6 million of non-cash land and building impairment charges and $0.3 million of employee severance costs. In addition to the amount recorded to restructuring and other expense, the Company recorded a charge of $0.6 million for inventory write-offs against cost of goods sold in 2008. During the three and six months ended July 3, 2009, the Company recorded $0.2 million and $0.7 million, respectively, in restructuring costs related to this restructuring plan. The amounts were comprised entirely of employee severance costs.

Germany Restructuring

As a result of restructuring programs undertaken in 2000 through 2004, and the subsequent sublease of the Company’s Munich, Germany facility within the Precision Technology segment in May 2007 through the end of its lease term, the Company carried a $1.1 million accrual for the cost of this lease as of December 31, 2008. As noted above, the Company regularly reviews its assumptions with respect to excess space, including contractual lease payments and expected proceeds from the sublessor. Following this review, the Company recorded adjustments to the restructuring accrual in each of 2008 and 2007. As a result of changes in the present value of the net cash flows from expected sublease income and lease expenses, the Company recorded an additional restructuring expense of $0.1 million during the three months ended March 28, 2008 and six months ended June 27, 2008. As of July 3, 2009, cumulative expense related to this restructuring plan is $2.8 million. The remaining accrual of $0.9 million will be paid ratably over the remaining term of the lease, which expires in January 2013.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

million restructuring charge was charged to the Precision Technology segment. The majority of these employee severance payments were made in 2008, and the remaining amounts have been paid in 2009.

Restatement Related Costs and Other Charges

During the three and six months ended July 3, 2009, the Company incurred costs to third parties, including auditors, attorneys, forensic accountants, and other advisors, that relate to the Company’s Revenue Review, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in the Company’s restructuring, restatement related costs and other charges for the respective periods in the accompanying consolidated statements of operations. The costs incurred were $2.9 million during the three months ended July 3, 2009 and $10.7 million during the six months ended July 3, 2009. No such amounts were incurred during the three and six months ended June 27, 2008.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activity related to the Company’s restructuring charges recorded on the accompanying consolidated balance sheets (in thousands):

Balance at December 31, 2008	$2,519
Restructuring charges (benefits), net	725
Cash payments	(1,835)
Non-cash write-offs or other adjustments	31

Balance at July 3, 2009	$1,440

As of July 3, 2009 and December 31, 2008, $0.9 million and $1.1 million, respectively, of accrued restructuring charges were included in long-term liabilities classified as accrued restructuring, net of current portion in the accompanying consolidated balance sheets. The current portion of accrued restructuring charges is included in other accrued expenses. See Note 7 to Consolidated Financial Statements.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Legal Proceedings

The Company’s subsidiary, GSI Lumonics SARL (“Lumonics”), is subject to a claim by a customer, SCGI, that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. During the third quarter of 2005, GSI France, parent of Lumonics, filed for bankruptcy protection, which was granted by the French court on July 7, 2005. On April 18, 2006, the court fixed SCGI’s claim against Lumonics at 598,079 Euros, plus court costs and expert fees of 85,945 Euros. SCGI accepted the court’s determination and demanded that the Liquidator bring an action in the United Kingdom against GSI Group Ltd., the parent corporation of GSI France. The Company does not believe it will be required to make any payments regarding this action. Accordingly, nothing has been accrued in the Company’s accompanying consolidated financial statements with respect to this claim.

On December 12, 2008, in connection with the delayed filing of its results for the quarter ended September 26, 2008, and the announcement of a review of revenue transactions, a putative shareholder class action alleging federal securities violations was filed in the United States District Court for the District of Massachusetts against the Company, a former officer and a then current officer and director. Specifically, the complaint alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks recovery of damages in an unspecified amount. The action was brought on behalf of a putative class of shareholders who purchased the Company’s stock between April 30, 2008 and December 3, 2008. A lead plaintiff, Mason Tenders District Council Trust Funds, was appointed on May 8, 2009. On July 1, 2009, the Court ordered lead plaintiff to file a consolidated or amended complaint within 30 days of the Company’s filing of restatements for certain of its historical financial results with the SEC. As of July 3, 2009, nothing has been accrued in the Company’s accompanying consolidated financial statements. In May 2010, the parties reached an agreement in principle to settle the litigation. The settlement covers purchasers of the common stock of the Company between February 27, 2007 and June 30, 2009. On July 30, 2010, a Motion for Certification of a Settlement Class and for Preliminary Approval of Class Action Settlement was filed with the court. The settlement is subject to preliminary and final approval by the United States District Court. Although the settlement agreement has not yet been approved by the United States District Court, the total settlement amount is well within the Company’s insurance policy limits; the Company’s contribution to the settlement amount would be limited to the balance of the company’s self-insured retention.

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

In addition, under the terms of the Final Chapter 11 Plan, the Company is are obligated to make additional payments to the holders of Senior Notes Claims in its Chapter 11 Cases if the amount of certain claims under the Final Chapter 11 Plan exceeds $22.5 million. The additional payment would equal approximately $1.00 for each dollar by which the $22.5 million cap amount is exceeded. The Company cannot make a final determination of the amount, if any, the Company may owe as a result of this provision until certain claims filed in connection with its Chapter 11 Cases, including the IRS and SEC claims described above, are finally resolved. The amount of such

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

claims, based on the known and estimated amount of such claims, is currently well below the $22.5 million cap amount. Accordingly, nothing has been accrued in the Company’s accompanying consolidated financial statements with respect to this potential obligation.

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

There was no concentration of credit risk related to the Company’s position in trade accounts receivable as of either July 3, 2009 or December 31, 2008. No individual customer represented 10% or more of the Company’s outstanding accounts receivable at July 3, 2009 or December 31, 2008. Credit risk with respect to trade accounts receivables is generally minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Reportable Segment Financial Information

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008 (As Restated)	July 3, 2009	June 27, 2008 (As Restated)
	(In thousands)
Sales
Precision Technology	$19,006	$44,829	$39,942	$84,325
Semiconductor Systems	17,756	15,058	31,589	37,909
Excel	28,938	—	60,438	—
Intersegment sales elimination	(2,796)	(418)	(5,157)	(1,540)

Total	$62,904	$59,469	$126,812	$120,694

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008 (As Restated)	July 3, 2009	June 27, 2008 (As Restated)
	(In thousands)
Gross Profit
Precision Technology	$7,970	$17,253	$15,989	$31,915
Semiconductor Systems	7,591	5,464	11,912	13,290
Excel	10,483	—	22,979	—
Intersegment sales elimination	(1,591)	(109)	(2,828)	(40)

Total	$24,453	$22,608	$48,052	$45,165

The Company reports operating expenses and its assets on a consolidated basis to the chief operating decision maker.

Significant Customers

At July 3, 2009, no customer accounted for 10% or more of the Company’s accounts receivable balance. At December 31, 2008, no customer accounted for 10% or more of the Company’s accounts receivables balance.

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

The following table summarizes the related party transactions in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008 (As Restated)	July 3, 2009	June 27, 2008 (As Restated)
Sales to ECRM, Inc.	$40	$201	$158	$304
Sales to Sumitomo Heavy Industries Ltd.	157	1,213	377	2,034
Purchases from Sumitomo Heavy Industries Ltd.	22	—	33	—

The following table summarizes the related party transactions on the balance sheet (in thousands):

	July 3, 2009	December 31, 2008
Accounts receivable from ECRM, Inc.	$64	$162
Accounts receivable from Sumitomo Heavy Industries Ltd.	142	204
Accounts payable to Sumitomo Heavy Industries Ltd.	—	—

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

17. Subsequent Events

NASDAQ Delisting Determination

On November 3, 2009, the NASDAQ Hearing Panel (the “Panel”) of the NASDAQ Stock Market (“NASDAQ”) notified the Company that it had determined to delist its common shares from the NASDAQ Global Select Market and to suspend trading in the Company’s common shares effective at the open of market on November 5, 2009. The Panel’s determination was made in connection with the Company’s non-compliance with the filing requirements set forth in Listing Rule 5250(c)(1) due to the delayed filing of certain of the Company’s periodic reports. As permitted by NASDAQ rules, the Company timely appealed the Panel’s determination to the NASDAQ Listing and Hearing Review Council (the “Listing Council”). On January 15, 2010, the Listing Council notified the Company that it had affirmed the Panel’s decision to delist the Company’s securities. On March 15, 2010, the Company received notification from the NASDAQ Stock Market, LLC Board of Directors (the “NASDAQ Board”) that the NASDAQ Board has declined to call for review the January 15, 2010 decision of the Listing Council. Accordingly, pursuant to Listing Rule 5825, the Listing Council’s decision represents the final decision of NASDAQ. In accordance with Listing Rule 5830 and Rule 12d2-2 under the Securities Exchange Act of 1934, NASDAQ filed an application on Form 25 with the SEC on April 5, 2010, to delist the Company’s securities from NASDAQ. The application became effective April 15, 2010. Following the Company’s emergence from bankruptcy on July 23, 2010, the Company’s common shares have been quoted on Pink OTC Markets Inc., under the trading symbol “LASR.PK”.

Auction Rate Securities

As discussed in Note 3 to Consolidated Financial Statements, the Company has holdings in auction rate securities. During the remainder of 2009, the Company sold $4.1 million par value securities valued at $3.1 million for $3.7 million in proceeds which resulted in the recognition of realized gains of approximately $0.6 million. During the first half of 2010, the Company sold its remaining $13.0 million par value securities valued at $10.4 million for $11.4 million in proceeds which resulted in the recognition of realized gains of approximately $1.0 million.

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

SEC Investigation

As discussed in Note 2 to Consolidated Financial Statements, “Restatement of Previously Issued Financial Statements”, of this Quarterly Report on Form 10-Q, the Company conducted the Revenue Review, which included a review of certain of the Company’s historical accounting practices. On May 14, 2009, the Company received a notice from the SEC indicating that the SEC is conducting a formal investigation relating to the Company’s historical accounting practices and the restatement of its historical consolidated financial statements. On September 16, 2010, the Company received a “Wells Notice” from the SEC, stating that the Staff is considering recommending that the Commission institute a civil injunctive action or administrative proceeding against the Company, alleging that the Company violated various provisions of the Securities Act and the Securities Exchange Act, and providing the Company with the opportunity to make a submission to the Staff in connection therewith. In connection with the contemplated action, the SEC may seek a permanent injunction or cease-and-desist order, disgorgement, prejudgment interest and the imposition of a civil penalty. The Company is cooperating fully with the SEC’s investigation.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Rights Offering was consummated on the Effective Date and the Cash Proceeds from the Rights Offering were, as provided in the Final Chapter 11 Plan, used to pay down the 2008 Senior Notes. As a result of the Rights Offering and the shares issued pursuant to the backstop commitment, the Company’s shareholders prior to the emergence from bankruptcy retained approximately 86.1%

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

of the Company’s capital stock following emergence (subject to the distribution of shares placed in reserve pending resolution of certain litigation matters unrelated to the Chapter 11 Cases). The remaining 13.9% of the Company’s capital stock was issued to the holders of the 2008 Senior Notes in partial exchange of such notes and pursuant to the commitment of certain holders to backstop the rights offering.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Pursuant the terms of the Final Chapter 11 Plan, it was agreed that the reorganized Company’s board of directors would be comprised of seven directors, to include two directors selected by the noteholders, two directors with industry expertise selected by the Equity Committee, one director selected by mutual agreement between the noteholders and the Equity Committee, one director to be selected from our Board of Directors prior to emergence, and the chief executive officer (“CEO”) of the reorganized Company. We currently do not have a permanent CEO or a permanent chief financial officer. Our former chief restructuring officer has been serving and will continue to serve as our principal executive officer until such time that a permanent CEO is identified and hired. On April 1, 2010, we appointed a principal financial officer who has been serving and will continue to serve as our chief financial officer (“CFO”) until such time that a permanent CFO is identified and hired.

Significant Events

The following significant transactions and events occurred in 2008, 2009 and 2010 through the filing of this Quarterly Report on Form 10-Q:

1.	Chapter 11 Bankruptcy—On November 20, 2009, GSI Group, Inc. and two of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. Following the Petition Date, the Debtors continued to operate their businesses as debtors-in-possession. On May 27, 2010, the Bankruptcy Court entered an order confirming and approving the Final Chapter 11 Plan for the Debtors and on July 23, 2010, the Debtors emerged from bankruptcy. Refer to Notes 1, 8, 14 and 17 to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the Chapter 11 Cases.

2.	Rights Offering—Our $210.0 million of debt issued pursuant to the 2008 Senior Notes was restructured in the Chapter 11 bankruptcy proceedings. On July 23, 2010, we emerged from bankruptcy and consummated the rights offering contemplated under the Final Chapter 11 Plan. We raised approximately $85.0 million in proceeds in the Rights Offering which were used to pay down a portion of the obligations due with respect to the 2008 Senior Notes. The remaining obligations due with respect to the 2008 Senior Notes for unpaid principal and accrued interest were satisfied through the issuance of new common shares, cash payments and the issuance of $107.0 million new 12.25% Senior Secured PIK Election Notes which mature in July 2014.

3.	Reassessment of the Carrying Value of Goodwill, Intangible Assets and Other Long-lived Assets—As a result of the Chapter 11 bankruptcy filing on November 20, 2009, we reassessed the carrying value of our goodwill, intangible assets and other long-lived assets and recorded an impairment charge of $1.0 million. During the fourth quarter of fiscal 2008, as a result of the world-wide economic downturn and the adverse impact it was having on our business, we reassessed the carrying value of our goodwill, intangible assets and other long-lived assets. As a result of that reassessment, we recorded an impairment charge of $215.1 million. Refer to Note 6 to Consolidated Financial Statements for information regarding goodwill and intangible assets and the impairment charges we recognized.

4.	Restructuring, Restatement Related Costs and Other Charges—In 2008 and 2009, we recorded restructuring, restatement related costs and other charges of $10.5 million and $16.3 million, respectively. The 2009 restructuring, restatement related costs and other charges primarily relate to fees paid to professionals in connection with the revenue review and restatement of our historical financial statements described below, the SEC investigation, the shareholder class action and the internal FCPA review. The 2008 restructuring, restatement related costs and other charges primarily relate to a number of initiatives to reduce our workforce, the cessation or relocation of certain activities, and the revenue review and related restatement of our historical financial statements. These activities are discussed further below in the discussion of our results of operations for the three and six months ended July 3, 2009 and June 27, 2008. Additional information may be found in Note 13 to Consolidated Financial Statements.

5.	Reorganization Items—Reorganization items represent amounts that are recorded in our consolidated financial statements as a result of the bankruptcy proceedings. In connection with our Chapter 11 bankruptcy filing on November 20, 2009, we were required to reclassify certain current and long term obligations to liabilities subject to compromise, including our 2008 Senior Notes debt obligation. As a result, we recorded a $22.4 million charge to eliminate our debt discount, deferred financing costs and accrued warrant penalty related to the 2008 Senior Notes. In addition, we incurred $1.2 million in professional fees from the date of our bankruptcy filing through December 31, 2009.

6.	Pre-petition Professional Fees—During the year ended December 31, 2009, we incurred approximately $7.0 million for professional fees prior to the Petition Date related to the financial and legal advisors retained to assist in the analysis of debt restructuring alternatives as well as related to financial and legal advisors retained by the noteholders. See Note 3 to Consolidated Financial Statements.

7.	Restatement of Historical Financial Statements—During the preparation of our financial statements for the quarter ended September 26, 2008, we discovered errors in the timing of the recognition of revenue from certain sales transactions in our Semiconductor Systems segment. As a result of this discovery, we undertook a review of the accounting treatment for sales transactions in our Semiconductor Systems segment and Precision Technology segment for fiscal years 2004 through 2008. We subsequently restated our financial results for 2004 through 2007 as reflected in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Quarterly Report on Form 10-Q for the fiscal period ended September 26, 2008 that we filed on April 13, 2010. Amounts presented in this 10-Q for the three and six months ended June 27, 2008 have been classified “as restated”. This restatement is more fully described in the “Explanatory Note” immediately preceding Part I of this Quarterly Report on Form 10-Q, and in Note 2, “Restatement of Previously Issued Financial Statements”, to Consolidated Financial Statements.

8.	Divestiture of our U.S. Optics Business—In October 2008, we completed the sale of our U.S. Optics Business, which was historically included in our Precision Technology segment, for $21.6 million. The sale of this business resulted in a gain of $8.7 million that is reported as Gain on Disposal of Discontinued Operations, net of tax, in our consolidated statements of operations. This sale is more fully described in Note 5 to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

9.	Acquisition of Excel Technology, Inc.—In August 2008, we acquired Excel Technology, Inc., a designer, manufacturer and marketer of photonics-based solutions consisting of lasers, laser based systems, precision motion devices and electro-optical components, primarily for industrial and scientific applications, for $368.7 million, including transaction costs. A portion of the purchase price was paid with the proceeds from the issuance of $210.0 million of 2008 Senior Notes, which were restructured as part of the Chapter 11 Cases. Approximately $282.6 million of the purchase price was assigned to goodwill and intangible assets. In December 2008, as a result of the world-wide economic downturn and its effect on our business, we reassessed the carrying value of all of our goodwill and intangible assets, including those resulting from the acquisition of Excel. As a result of that reassessment, we recorded a total impairment charge of $215.1 million that included $180.6 million for the impairment of Excel’s goodwill and intangible assets. Excel has complementary products, technologies, and distribution channels to ours that we believe will enable us to provide customers with a significantly broader set of technical solutions and to expand our market share. Excel has been included in our consolidated operating results since August 20, 2008. Refer to Notes 4, 6 and 8 to Consolidated Financial Statements for additional information regarding the acquisition of Excel, the 2008 Senior Notes and the impairment of goodwill and intangible assets.

Overview of Financial Results

As a result of the significant events described above, our financial results in 2009 differ significantly from those in recent years. During the six months ended July 3, 2009, we reported a net loss of $26.6 million, compared to net income of $0.1 million in the six months ended June 27, 2008. Our operating results for the six months ended July 3, 2009 included a significant charge of $11.4 million in connection with restructuring, restatement related costs and other expenses, compared to $1.1 million during the six-months ended June 27, 2008. Our results for the six months ended July 3, 2009 also included a $14.2 million interest expense charge related to our $210 million debt and a $2.0 million charge for pre-petition professional fees with no comparable amounts during the six months ended June 27, 2008.

Results of Operations for the Three Months Ended July 3, 2009 Compared with the Three Months Ended June 27, 2008

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	July 3, 2009	June 27, 2008
	(Unaudited)	(Unaudited, as Restated)
Sales	100.0%	100.0%
Cost of goods sold	61.1	62.0

Gross profit	38.9	38.0

Operating expenses:
Research and development and engineering	10.9	12.1
Selling, general and administrative	23.3	24.2
Amortization of purchased intangible assets	2.5	0.9
Acquisition-related in-process research and development charge	0.0	0.0
Restructuring, restatement related costs and other	4.9	2.4
Pre-petition professional fees	2.0	0.0

Total operating expenses	43.6	39.6

Loss from operations	(4.7)	(1.6)
Interest income	0.1	1.7
Interest expense	(11.2)	0.0
Foreign exchange transaction gains (losses)	(2.2)	0.2
Other income	1.4	0.0

Income (loss) from continuing operations before income taxes	(16.6)	0.3
Income tax provision (benefit)	(1.2)	0.4

Loss from continuing operations	(15.4)	(0.1)
Income (loss) from discontinued operations, net of tax	(0.3)	0.2

Consolidated net income (loss)	(15.7)	0.1
Less: Net (income) loss attributable to noncontrolling interest	0.0	0.0

Net income (loss) attributable to GSI Group Inc.	(15.7)%	0.1%

Sales

The following table sets forth sales by business segment for the periods noted (dollars in thousands):

	Three Months Ended
	July 3, 2009	June 27, 2008 (As Restated)	Increase (Decrease)	Percentage Change
Precision Technology	$19,006	$44,829	$(25,823)	(57.6)%
Semiconductor Systems	17,756	15,058	2,698	17.9%
Excel	28,938	—	28,938	100.0%
Intersegment sales elimination (1)	(2,796)	(418)	(2,378)	568.9%

Total	$62,904	$59,469	$3,435	5.8%

(1)	In the three months ended July 3, 2009, sales of the Precision Technology segment’s products to the Excel and Semiconductor Systems segments and sales of the Excel segment’s products to the Precision Technology and Semiconductor Systems segments. In the three months ended June 27, 2008, sales of the Precision Technology segment’s products to the Semiconductor Systems segment.

Sales of the various product lines that comprise our Precision Technology segment decreased by $25.8 million, or 57.6%, from $44.8 million during the three months ended June 27, 2008 to $19.0 million during the three months ended July 3, 2009. Sales decreased across all of the significant product lines that comprise the Precision Technology segment. However, the overall decrease in sales was primarily attributable to a decline in sales of Spindles, Lasers and Encoders during the first half of 2009. Worldwide demand for those products and demand in general weakened markedly in late 2008 as turmoil in world financial markets intensified, credit conditions tightened and business and consumer confidence plummeted. The weakness in demand continued throughout the first six months of 2009.

Semiconductor Systems segment sales transactions are generally multiple element arrangements that are accounted for in accordance with the provisions of Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables”. Due to the multiple element nature of Semiconductor Systems segment sales transactions, sales in any given period may not correspond to shipments. Sales for 2009 and 2008 of our Semiconductor Systems segment include the recognition of revenue that had been deferred from orders placed by customers prior to 2008, but had not been recognized in the period in which the order was received due to previously undelivered elements or unresolved commitments. The revenue related to these orders is recognized once the final deliverables or commitments are resolved.

Semiconductor Systems segment sales increased by $2.7 million, or 17.9%, from $15.1 million during the three months ended June 27, 2008 to $17.8 million during the three months ended July 3, 2009. The increase is primarily attributable to recognition of revenue from orders placed by customers prior to 2008, but that had not been recognized until the quarter ended July 3, 2009 when the deliverables or commitments were resolved. We recognized $13.7 million in sales during the three months ended July 3, 2009 related to these orders. At the end of the second quarter of 2009 and the first quarter of 2009, our consolidated deferred revenue was primarily related to our Semiconductor Systems segment. Total deferred revenue decreased by 19.9% from $73.9 million at April 3, 2009 to $59.2 million at July 3, 2009. We expect that a significant portion of the remaining deferred revenue as of July 3, 2009 will be recognized in the second half of 2009 and in fiscal 2010.

The overall increase in sales during the three months ended July 3, 2009 due to the recognition of previously deferred revenue was partially offset by the global slowdown in semiconductor manufacturing due to markedly weakened end-user demand for electronic products. The slowdown in demand for capital equipment by semiconductor manufacturers had a dramatic adverse effect on sales of our Semiconductor Systems segment beginning late in 2008 and continuing through the second quarter of 2009. The decrease in shipments of Semiconductor Systems was particularly pronounced in the third and fourth quarters of 2008 compared with the third and fourth quarters of 2007 and continued at a low level throughout the first six months of 2009.

The Excel segment sales were $28.9 million during the three months ended July 3, 2009. The Excel segment was established following the acquisition of Excel in August 2008. Originally, the Excel segment was comprised solely of the operations of the then-newly acquired entity. In 2009, we changed the structure of our internal organization in a manner that caused the composition of our reportable segments to change. More specifically, certain portions of a specific product line within the Precision Technology segment were transferred to the Excel segment. Our reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented.

Gross Profit

The following table sets forth gross profit and gross profit percentage for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	July 3, 2009	June 27, 2008 (As Restated)
Gross profit:
Precision Technology	$7,970	$17,253
Semiconductor Systems	7,591	5,464
Excel	10,483	—
Intersegment sales elimination	(1,591)	(109)

Total	$24,453	$22,608

Gross profit percentages:
Precision Technology	41.9%	38.5%
Semiconductor Systems	42.8%	36.3%
Excel	36.2%	—
Intersegment sales elimination	56.9%	26.1%

Total	38.9%	38.0%

Gross profit as a percentage of sales can be influenced by a number of factors including product mix, pricing, volume, costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, at any particular time.

Gross profit of the Precision Technology segment decreased by $9.3 million or 53.8%, from $17.3 million during the three months ended June 27, 2008 to $8.0 million during the three months ended July 3, 2009, primarily due to the decrease in sales. The Precision Technology segment’s gross profit margin was 41.9% during the three months ended July 3, 2009 compared with a gross profit margin of 38.5% during the three months ended June 27, 2008. The increase in gross profit margin was primarily attributable to changes in product mix, as the gross profits vary among the product lines in this segment and reductions in manufacturing overhead costs primarily due to personnel reductions.

During the three months ended July 3, 2009, gross profit of the Semiconductor Systems segment increased by $2.1 million or 38.9%, from $5.5 million during the three months ended June 27, 2008 to $7.6 million during the three months ended July 3, 2009, as a result of recognizing revenue from orders placed prior to 2008. The Semiconductor System segment’s gross profit margin was 42.8% during the three months ended July 3, 2009 compared with a gross profit margin of 36.3% during the three months ended June 27, 2008. The increase in the Semiconductor Systems segment gross profit margin was attributable to reductions in overhead costs in 2009 compared with 2008, primarily due to personnel reductions.

During the three months ended July 3, 2009, Excel generated $10.5 million of gross profit, or 36.2% of sales. The Excel segment was established following the acquisition of Excel in August 2008. Originally, the Excel segment was comprised solely of the operations of the then-newly acquired entity. In 2009, we changed the structure of our internal organization in a manner that caused the composition of our reportable segments to change. More specifically, certain portions of a specific product line within the Precision Technology segment were transferred to the Excel segment. Our reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented.

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of labor and other employee-related expenses. R&D expenses were $6.9 million, or 10.9% of sales, during the three months ended July 3, 2009 compared with $7.2 million, or 12.1% of sales during the three months ended June 27, 2008. R&D expenses, in terms of total dollars, decreased primarily as a result of our reduction in Semiconductor Systems segment headcount. The reduction was partially offset by the full quarterly impact of R&D costs associated with our acquisition of Excel in August 2008. We believe the development and market introduction of new products and the enhancement of existing products are essential to our success. Accordingly, during 2009, we continued to invest in the development of new products across all three of our segments.

Selling, General and Administrative Expenses

Selling, general and administrative (“SGA”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management, and includes personnel related costs, commissions, advertising, legal, tax, accounting and other professional fees. SGA expenses were $14.6 million during the three months ended July 3, 2009, representing 23.3% of sales compared to $14.4 million, or 24.2% of sales during the three months ended June 27, 2008. SGA expenses, in terms of total dollars, increased primarily as a result of our acquisition of Excel in August 2008. The increases were offset in part by personnel reductions in 2008.

Amortization of Purchased Intangible Assets

Amortization of intangible assets is discussed below in “Critical Accounting Policies and Estimates”. All amortization of purchased intangible assets is charged to our Precision Technology and Excel segments. Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold, was $1.6 million or 2.5% of sales during the three months ended July 3, 2009, compared with $0.6 million, or 0.9% of sales during the three months ended June 27, 2008. The increase in 2009, in terms of both dollars and as a percentage of sales, was primarily related to the amortization of intangible assets we acquired as part of the Excel acquisition in August 2008.

Restructuring, Restatement Related Costs and Other

We recorded restructuring, restatement related costs and other charges of $3.1 million and $1.5 million during the three months ended July 3, 2009 and June 27, 2008, respectively.

Restructuring

During the three months ended July 3, 2009, we recorded $0.2 million in restructuring costs related to a plan initiated in December 2008, which involved the transfer of all volume related manufacturing from our Rugby, U.K. facility within the Precision Technology segment, to our facilities in China and the then-newly acquired Excel manufacturing sites. It was comprised entirely of employee severance costs.

In the second quarter of 2008, we implemented a plan to close our Novi, Michigan facility, which provided U.S. sales, applications and service support to a product line included in our Precision Technology segment. The Novi facility was consolidated within our Bedford, Massachusetts facility. In connection with this action, we recorded a restructuring charge of $1.4 million during the three months ended June 27, 2008.

The following table summarizes the balance of the restructuring accrual on our consolidated balance sheets (in thousands):

Total
Balance at December 31, 2008	$2,519
Restructuring charges (benefits), net	725
Cash payments	(1,835)
Non-cash write-offs or other adjustments	31

Balance at July 3, 2009	$1,440

Restatement Related Costs and Other

During the three months ended July 3, 2009, we incurred costs to third parties, including auditors, attorneys, forensic accountants, and other advisors, that relate to the restatement of our previously issued financial statements as reported in our Form 10-K for the year-ended December 31, 2008 and our Form 10-Q for the quarter ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in our restructuring, restatement related costs and other charges for the respective periods in the accompanying consolidated statements of operations. The costs incurred were $2.9 million during the three months ended July 3, 2009 with no comparable amounts during the three months ended June 27, 2008.

Pre-Petition Professional Fees

Pre-petition professional fees represent retention costs incurred during 2009 prior to the bankruptcy for financial and legal advisors to assist in the analysis of debt restructuring alternatives, as well as costs incurred by us of financial and legal advisors retained by the noteholders pursuant to certain binding agreements between the two parties. Pre-petition professional fees incurred during the three months ended July 3, 2009 were $1.3 million with no comparable amount during the three months ended June 27, 2008.

Interest Income

Interest income decreased by $0.9 million, from $1.0 million during the three months ended June 27, 2008 to $0.1 million during the three months ended July 3, 2009. The decrease in interest income was primarily attributable to lower cash and investment balances following our acquisition of Excel in August 2008.

Interest Expense

Interest expense related to our $210.0 million debt was $7.1 million during the three months ended July 3, 2009 with no comparable amount during the three months ended June 27, 2008.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange currency transaction gains (losses), net, was ($1.4) million during the three months ended July 3, 2009 compared to $0.1 million during the three months ended June 27, 2008. The change was due to the weakening U.S. dollar against foreign currencies in the 2009 period as compared to the 2008 period.

Other Income (Expense), Net

Other income (expense), net, was $0.9 million during the three months ended July 3, 2009 compared to $21,000 in the three months ended June 27, 2008. The $0.9 million of other income is primarily comprised of a $1.7 million gain on the sale of a portion of our auction rate securities, $0.1 million in earnings on our equity investment, partially offset by a $0.9 million penalty relating to our inability to maintain the effectiveness of the registration statement on Form S-3 that we filed in October 2008 relating to the resale of our common shares issued upon the exercise of the Warrants.

Income Taxes

The effective tax (benefit) rate on the loss from continuing operations for the three months ended July 3, 2009, was (7.0%) compared with an effective tax rate of 123.9% on income from continuing operations for the three months ended June 27, 2008. The effective tax rate for the three months ended July 3, 2009 reflects our estimated annual effective tax rate and is primarily due to the tax rates in effect in the jurisdictions where income is earned, the increase in our liability for uncertain tax positions, and the increase in our valuation allowance, offset in part by the increase in interest receivable resulting from the IRS audit for the tax years from 1999 to 2002, the increase in the potential refunds and accrued interest income from the impending refunds claimed on the federal amended returns for the tax years from 2000 to 2008, and the benefit related to a settlement with the Canadian Revenue Agency.

Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. When making this determination, a review of all available positive and negative evidence needs to be considered, including our performance, the market environment in which we operate, length of carry-back and carry-forward periods, existing sales backlog, future taxable income projections and tax planning strategies. We previously provided valuation allowances against losses in the parent company and subsidiaries with an inconsistent history of taxable income and loss due to the uncertainty of their realization. In addition, we have provided a valuation allowance on tax credits and net operating losses due to the uncertainty of generating earned income to use the tax credits or net operating losses.

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

Results of Operations for the Six Months Ended July 3, 2009 Compared to the Six Months Ended June 27, 2008

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Six Months Ended
	July 3, 2009	June 27, 2008 (As Restated)
	(Unaudited)	(Unaudited)
Sales	100.0%	100.0%
Cost of goods sold	62.1	62.6

Gross profit	37.9	37.4

Operating expenses:
Research and development and engineering	11.8	12.4
Selling, general and administrative	23.2	25.1
Amortization of purchased intangible assets	2.5	0.9
Acquisition-related in-process research and development charge	0.0	0.0
Restructuring, restatement related costs and other	9.0	0.9
Pre-petition professional fees	1.6	0.0

Total operating expenses	48.1	39.3

Income (loss) from operations	(10.2)	(1.9)
Interest income	0.2	1.8
Interest expense	(11.2)	0.0
Foreign exchange transaction gains (losses)	(1.1)	0.2
Other income	0.1	0.1

Income (loss) from continuing operations before income taxes	(22.2)	0.2
Income tax provision (benefit)	(1.3)	0.4

Income (loss) from continuing operations	(20.9)	(0.2)
Income (loss) from discontinued operations, net of tax	(0.1)	0.3

Consolidated net income (loss)	(21.0)	0.1
Less: Net (income) loss attributable to noncontrolling interest	0.0	0.0

Net income (loss) attributable to GSI Group Inc.	(21.0)%	0.1%

Sales

The following table sets forth sales by business segment for the periods noted (dollars in thousands):

	Six Months Ended
	July 3, 2009	June 27, 2008 (As Restated)	Increase (Decrease)	Percentage Change
Precision Technology	$39,942	$84,325	$(44,383)	(52.6)%
Semiconductor Systems	31,589	37,909	(6,320)	(16.7)%
Excel	60,438	—	60,438	100.0%
Intersegment sales elimination (1)	(5,157)	(1,540)	(3,617)	234.9%

Total	$126,812	$120,694	$6,118	5.1%

(1)	In the six months ended July 3, 2009, sales of the Precision Technology segment’s products to the Excel and Semiconductor Systems segments and sales of the Excel segment’s products to the Precision Technology and Semiconductor Systems segments. In the six months ended June 27, 2008, sales of the Precision Technology segment’s products to the Semiconductor Systems segment.

Sales of the various product lines that comprise our Precision Technology segment decreased by $44.4 million, or 52.6%, from $84.3 million during the six months ended June 27, 2008 to $39.9 million during the six months ended July 3, 2009. The decrease in sales of these product lines was primarily attributable to declines in our Spindles, Lasers and Encoders product lines during the six months ended July 3, 2009 compared with the six months ended June 27, 2008. Worldwide demand for those products weakened markedly beginning in the third quarter of 2008 as turmoil in world financial markets intensified, credit conditions tightened and business and consumer confidence plummeted. The weakness in demand continued during the fourth quarter of 2008 and early 2009. Sales for both the six months ended July 3, 2009 and the six months ended June 27, 2008 include revenue from orders that were placed by customers in prior periods, but that were not able to be fully delivered in those earlier periods.

Semiconductor Systems segment sales decreased by $6.3 million, or 16.7%, from $37.9 million during the six months ended June 27, 2008 to $31.6 million during the six months ended July 3, 2009. The decrease in Semiconductor Systems sales was primarily attributable to the global slowdown which had a dramatic adverse effect on the semiconductor market, which saw a markedly weakened end-user market for products.

The overall decrease was partially offset by an increase in sales attributable to recognition of revenue from orders placed by customers prior to 2008, but had not been recognized until the first half of 2009 when the final deliverables or commitments were resolved. We recognized $21.3 million in sales during the six months ended July 3, 2009 related to these orders. At the end of the second quarter of 2009 and December 2008, our worldwide deferred revenue was primarily related to our Semiconductor Systems segment. Total deferred revenue decreased by 29.7% from $84.2 million at December 31, 2008 to $59.2 million at July 3, 2009. We expect that a significant portion of the remaining deferred as of July 3, 2009 will be recognized in the second half of 2009 and in fiscal 2010.

The Excel segment sales were $60.4 million during the six months ended July 3, 2009. The Excel segment was established following the acquisition of Excel in August 2008. Originally, the Excel segment was comprised solely of the operations of the then-newly acquired entity. In 2009, we changed the structure of our internal organization in a manner that caused the composition of our reportable segments to change. More specifically, certain portions of a specific product line within the Precision Technology segment were transferred to the Excel segment. Our reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented.

Gross Profit

The following table sets forth gross profit and gross profit percentage by business segments for the periods noted (dollars in thousands):

	Six Months Ended
	July 3, 2009	June 27, 2008 (As Restated)
Gross profit:
Precision Technology	$15,989	$31,915
Semiconductor Systems	11,912	13,290
Excel	22,979	—
Intersegment sales elimination	(2,828)	(40)

Total	$48,052	$45,165

Gross profit percentages:
Precision Technology	40.0%	37.8%
Semiconductor Systems	37.7%	35.1%
Excel	38.0%	—
Intersegment sales elimination	54.8%	2.6%

Total	37.9%	37.4%

Gross profit as a percentage of sales can be influenced by a number of factors including product mix, pricing, volume, costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, at any particular time.

During the six months ended July 3, 2009, gross profit of the Precision Technology segment decreased by $15.9 million, or 50% from $31.9 million during the six months ended June 27, 2008 to $16.0 million during the six months ended July 3, 2009. The Precision Technology segment’s gross profit margin was 40.0% during the six months ended July 3, 2009 compared with a gross profit margin of 37.8% during the six months ended June 27, 2008. The increase in gross profit margin was primarily attributable to changes in product mix, as the gross profits vary among the product lines in this segment and reductions in manufacturing overhead costs primarily due to personnel reductions.

During the six months ended July 3, 2009, gross profit of the Semiconductor Systems segment decreased by $1.4 million, or 10.4% from $13.3 million during the six months ended June 27, 2008 to $11.9 million during the six months ended July 3, 2009, primarily due to the decrease in sales. The Semiconductor System segment’s gross profit margin was 37.7% during the six months ended July 3, 2009 compared with a gross profit margin of 35.1% during the six months ended June 27, 2008. The increase in the Semiconductor Systems segment gross profit margin was attributable to reductions in overhead costs in 2009 compared with 2008, primarily due to personnel reductions and lower provisions for excess and obsolete inventory.

During the six months ended July 3, 2009, the Excel segment generated $23.0 million of gross profit, or 38.0% of sales. The Excel segment was established following the acquisition of Excel in August 2008. Originally, the Excel segment was comprised solely of the operations of the then-newly acquired entity. In 2009, we changed the structure of our internal organization in a manner that caused the composition of our reportable segments to change. More specifically, certain portions of a specific product line within the Precision Technology segment were transferred to the Excel segment. Our reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented.

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses were $15.0 million during the six months ended July 3, 2009, representing 11.8% of sales compared with $15.0 million, or 12.4% of sales during the six months ended June 27, 2008. R&D expenses remained consistent over the periods, due in part to the full year impact of Excel R&D costs, offset by the elimination of certain staff positions during 2008.

Selling, General and Administrative Expenses

Selling, general and administrative (“SGA”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal information systems, facilities and executive management, and includes personnel related costs, commissions, advertising, legal, tax, accounting and other professional fees. SGA expenses were $29.4 million, or 23.2% of sales during the six months ended July 3, 2009 compared with $30.2 million, or 25.1% of sales during the six months ended June 27, 2008. SGA expenses, in terms of total dollars, decreased primarily as a result of our reductions in payroll related costs attributable to our 2008 reductions in headcount. This reduction was partially offset by the full impact of costs associated with our acquisition of Excel in August 2008.

Amortization of Purchased Intangible Assets

Amortization of intangible assets is discussed below in “Critical Accounting Policies and Estimates”. All amortization of purchased intangible assets is charged to our Precision Technology and Excel segments. Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold, was $3.2 million, or 2.5% of sales during the six months ended July 3, 2009, compared to $1.1 million, or 0.9% of sales during the six months ended June 27, 2008. The increase in 2009 was primarily related to the amortization of intangible assets we acquired as part of the Excel acquisition in August 2008.

Restructuring, Restatement Related Costs and Other

We recorded restructuring, restatement related costs and other charges of $11.4 million and $1.1 million during the six months ended July 3, 2009 and June 27, 2008, respectively.

Restructuring

During the six months ended July 3, 2009, we recorded $0.7 million in restructuring costs related to a plan initiated in December 2008, which involved the transfer of all volume related manufacturing from our Rugby, U.K. facility within the Precision Technology segment, to our facilities in China and the then-newly acquired Excel manufacturing sites. It was comprised entirely of employee severance costs.

In the second quarter of 2008, we implemented a plan to close our Novi, Michigan facility, which provided U.S. sales, applications and service support to a product line included in our Precision Technology segment. The Novi facility was consolidated within our Bedford, Massachusetts facility. In connection with this action, we recorded a restructuring charge of $1.4 million during the six months ended June 27, 2008. This charge was offset by a restructuring benefit of $0.3 million during the six months ended June 27, 2008 related to activities in our U.K. operations.

Restatement Related Costs and Other

During the six months ended July 3, 2009, we incurred costs to third parties, including auditors, attorneys, forensic accountants, and other advisors, that relate to the restatement of our previously issued financial statements as reported in our Form 10-K for the year-ended December 31, 2008 and our Form 10-Q for the quarter ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in our restructuring, restatement related costs and other charges for the respective periods in the accompanying consolidated statements of operations. The costs incurred were $10.7 million during the six months ended July 3, 2009. No such amounts were incurred during the six months ended June 27, 2008.

Pre-Petition Professional Fees

Pre-petition professional fees represent costs incurred during 2009 prior to our bankruptcy filing related to the financial and legal advisors retained by us to assist in the analysis of debt restructuring alternatives, as well as costs incurred by us related to financial and legal advisors retained by the noteholders pursuant to certain binding agreements between the two parties. Pre-petition professional fees incurred during the six months ended July 3, 2009 were $2.0 million with no comparable amount during the six months ended June 27, 2008.

Interest Income

Interest income decreased by $2.0 million, from $2.2 million during the six months ended June 27, 2008 to $0.2 million during the six months ended July 3, 2009. The decrease in interest income was primarily attributable to lower cash and investment balances following our acquisition of Excel in August 2008.

Interest Expense

Interest expense related to our $210.0 million debt was $14.2 million, or 11.2% of sales during the six months ended July 3, 2009 with no comparable amount during the six months ended June 27, 2008.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange currency transaction gains (losses), net, was ($1.3) million during the six months ended July 3, 2009 compared to $0.3 million during the six months ended June 27, 2008. The change was due to the weakening U.S. dollar against foreign currencies in 2009 as compared to 2008.

Other Income (Expense), Net

Other income (expense), net, was $0.2 million during the six months ended July 3, 2009 compared to $0.1 million during the six months ended June 27, 2008. The $0.2 million of other income during the six months ended July 3, 3009 is primarily comprised of a $1.8 million gain on the sale of our auction rate securities and $0.2 million in earnings on our equity investment, partially offset by a $1.8 million penalty relating to our inability to maintain the effectiveness of the registration statement on Form S-3 that we filed in October 2008 relating to the resale of our common shares issued upon the exercise of the Warrants.

Income Taxes

The effective tax (benefit) rate on the loss from continuing operations for the six months ended July 3, 2009, was (5.9%) compared with an effective tax rate of 183.4% on income from continuing operations for the six months ended June 27, 2008. The effective tax rate for the six months ended July 3, 2009 reflects our estimated annual effective tax rate and is primarily due to the tax rates in effect in the jurisdictions where income is earned, the increase in our liability for uncertain tax positions, and the increase in our valuation allowance, offset in part by the increase in interest receivable resulting from the IRS audit for the tax years from 1999 to 2002, the increase in the potential refunds and accrued interest income from the impending refunds claimed on the federal amended returns for the tax years from 2000 to 2008, and the benefit related to a settlement with the Canadian Revenue Agency.

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

Liquidity and Capital Resources

On November 20, 2009, GSIG, together with two of its subsidiaries, voluntarily filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Under the Bankruptcy Code, our status as a bankruptcy debtor automatically accelerated the payment of the debt arising under the 2008 Senior Notes. Accordingly, this debt has been classified as current as of December 31, 2008 and July 3, 2009 in our accompanying consolidated balance sheets. Operating in bankruptcy imposed significant risks and uncertainties on our business.

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

Cash and cash equivalents totaled $61.0 million at July 3, 2009, compared to $69.0 million at December 31, 2008. The decrease in cash and cash equivalents is primarily related to costs associated with restructuring, restatement related costs and other charges, pre-petition professional fees and interest payments on our $210.0 million 2008 Senior Notes. These cash outflows were partially offset by tax refunds received during the first six months of 2009 totaling $7.4 million.

In connection with our acquisition of Excel in August 2008, we acquired $32.3 million par value auction rate securities. These auction rate securities are student loans backed by the federal government and are privately insured. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. We sold $15.2 million in par value securities valued at $11.5 million for $13.3 million and recognized a gain of $1.8 million during the six months ended July 3, 2009. During the remainder of 2009, we sold an additional $4.1 million in par value securities valued at $3.1 million for $3.7 million in proceeds that resulted in the recognition of realized gains of approximately $0.6 million. As of December 31, 2009, we continue to hold auction rate securities with a par value of $13.0 million. During the first half of 2010, we sold our remaining auction rate securities for $11.4 million. The auction rate securities were valued at $10.4 million and had a par value of $13.0 million. We recorded a gain in 2010 of approximately $1.0 million from the sale of these securities.

Cash Flows for Six Months Ended July 3, 2009 and June 27, 2008

Cash used in operating activities during the six months ended July 3, 2009 was $21.2 million, compared to cash provided by operating activities of $28.5 million during the six months ended June 27, 2008, a difference of $49.7 million. The increase in cash used in operating activities was primarily attributable to the following factors:

•	In February 2009, we made an $11.3 million semi-annual interest payment on our $210.0 million outstanding debt.

•

During the six months ended July 3, 2009, we recorded a net loss of $26.6 million, compared with net income of $0.1 million during the six months ended June 27, 2008, before non-cash adjustments to reconcile net income (loss) to net cash from operating activities.

•	Non-cash adjustments to reconcile net income (loss) to cash used in operating activities, included the following material items:

•	Inventory provisions decreased to $0.8 million during the six months ended July 3, 2009 compared to $2.5 million during the six months ended June 27, 2008.

•	Depreciation and amortization charges were $9.3 million during the six months ended July 3, 2009 compared with $6.7 million during the six months ended June 27, 2008.

•	Net gain on the sale of auction rate securities was $1.8 million during the six months ended July 3, 2009 with no comparable amounts during the six months ended June 27, 2008.

•

Net gain on the sale of property and equipment was $0.2 million during the six months ended July 3, 2009 compared with $1.6 million during the six months ended June 27, 2008, which related to assets held for sale in the U.K.

•	During the six months ended July 3, 2009, we incurred non-cash interest accretion expense of $2.6 million on our $210 million debt with no comparable amount in the six months ended June 27, 2008.

•

Cash used in operations as a result of net changes in our operating assets and liabilities totaled $6.8 million during the six months ended July 3, 2009 as compared to cash provided by operating activities of $19.7 million during the six months ended June 27, 2008.

•	A decrease in our accounts receivable balance during the six months ended July 3, 2009 provided $8.7 million compared to $16.7 million during the six months ended June 27, 2008.

•	A decrease in our prepaid and other current asset balance during the six months ended July 3, 2009 provided $2.1 million compared to $0.4 million during the six months ended June 27, 2008.

•

The net change to deferred revenue and related deferred cost of goods sold resulted in a decrease of $12.3 million during the six months ended July 3, 2009 compared to an increase of $2.4 million during the six months ended June 27, 2008.

•

We received cash proceeds of $3.2 million during the six month ended June 27, 2008 from a landlord related to allowances for capital expenditures to fit-up and occupy our new facility in Bedford, MA, with no comparable amount in the six months ended July 3, 2009.

•	A decrease in our other noncurrent assets and liabilities balance during the six months ended July 3, 2009 used $1.6 million compared to $0.1 million during the six months ended June 27, 2008.

•

A decrease in accounts payable and accrued expenses resulted in a use of cash of $10.4 million during the six months ended July 3, 2009 compared to $1.0 million during the six months ended June 27, 2008. The $9.4 million increase in usage was attributable to the interest payment on our debt, restructuring, restatement related costs and other expense payments, and deferred compensation payments.

•	Increases in cash used in operations were offset by tax refunds totaling $7.4 million received during the six months ended July 3, 2009.

Our discontinued operations used $1.1 million during the six months ended June 27, 2008 compared to $0.1 million during the six months ended July 3, 2009.

Cash provided by investing activities was $13.2 million during the six months ended July 3, 2009 compared to cash used in investing activities of $12.9 million during the six months ended June 27, 2008, for a net change of $26.1 million. Cash provided by investing activities increased during the six months ended July 3, 2009 as a result of the following events:

•	We sold $15.2 million in par value auction rate securities for proceeds of $13.3 million.

•

We used $0.5 million of cash during the six months ended July 3, 2009 for capital expenditures compared to $16.1 million during the six months ended June 27, 2008, which related to the outfitting of our new facility in Bedford, MA.

•

During the first six months of 2009, we completed the sale for certain assets held for sale in the U.K. for proceeds of $0.4 compared to proceeds of $3.2 million received on the sale of assets held for sale in the U.K for the comparable period in 2008.

We did not have any cash related financing activities during the six months ended July 3, 2009. Cash used in financing activities was $6.4 million during the six months ended June 27, 2008, attributable to the repurchase of shares of our common stock.

In addition to cash flows from operating, investing and financing activities, exchange rate changes resulted in an increase of $0.1 million in our cash balances during the six months ended July 3, 2009 compared to $1.6 million during the six months ended June 27, 2008.

Other Liquidity Matters

Debt

On August 20, 2008 (the “Closing Date”), we issued to various investors $210.0 million of 11% Senior Notes due 2013 (the “2008 Senior Notes”) pursuant to the terms of an indenture (the “2008 Senior Note Indenture”), along with detachable warrants (the “Warrants”) for the purchase of 5,882,520 of our common shares, for collective net proceeds of $203.5 million. The proceeds were used to fund a portion of the our acquisition of Excel.

The 2008 Senior Notes pay interest semi-annually on February 15th and August 15th and mature in August 2013. The 2008 Senior Note Indenture contained covenants that restricted our ability to incur additional indebtedness, pay dividends, create liens, make investments, sell assets, repurchase securities, or engage in specified transactions with affiliates. As discussed in Note 1 to Consolidated Financial Statements, GSIG and two of its wholly-owned United States subsidiaries filed for bankruptcy on November 20, 2009. Under the Bankruptcy Code, our status as a bankruptcy debtor automatically accelerated the 2008 Senior Notes. Accordingly, the 2008 Senior Notes are classified as a current liability in our accompanying consolidated balance sheets as of December 31, 2008 and as of July 3, 2009. As described in Note 17 to Consolidated Financial Statements, the 2008 Senior Notes were cancelled upon our emergence from bankruptcy in exchange for the issuance of our common shares and New Notes and a payment in cash.

Cash paid for interest on the 2008 Senior Notes totaled $11.3 million during the six months ended July 3, 2009 with no comparable amount during the six months ended June 27, 2008. See Note 1 to Consolidated Financial Statements for further information about the 2008 Senior Notes.

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

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Historically, our contractual obligations have primarily consisted of the 2008 Senior Notes, operating leases, purchase commitments, deferred compensation arrangements and pension obligations. Through July 3, 2009, we had not entered into any new material contractual obligations.

Off-Balance Sheet Arrangements

Through July 3, 2009, we had not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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

We have significant deferred revenue included in our accompanying consolidated balance sheets, with balances (including both current and long-term amounts) of $59.2 million and $84.2 million as of July 3, 2009 and December 31, 2008, respectively. A significant majority of these amounts relate to arrangements whereby the entire arrangement has been accounted for as deferred revenue, as there is no fair value for one or more the undelivered elements. Upon the final delivery of the undelivered element(s) of the arrangement, the revenue will be recorded for that arrangement. To a lesser extent, the deferred revenue balances relate to either: (a) the unrecognized portion of a multiple element arrangements that is being recognized into revenue over a ratable basis as associated services are performed; (b) arrangements not currently recognizable due to the arrangement not being fixed and determinable at its inception; (c) the future amortization to revenue of extended warranty contracts and preventative maintenance plans; (d) revenue deferrals for product shipments with FOB destination shipping terms; and (e) deposits from customers against future orders. The classification of deferred revenue, and deferred cost of goods sold, is based on our expectations relative to when the revenue will be recognized, based on facts known to us as of the date our financial statements are released.

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

Included in our financial assets with fair value measurements as of July 3, 2009 and December 31, 2008 are $17.1 million and $32.3 million, respectively, in par value auction rate securities that we acquired in connection with our purchase of Excel in 2008. These auction rate securities are level 3 assets for which no observable market value exists, and for which we have valued based on assumptions the market participants might use in their estimates of fair value. As of July 3, 2009 and December 31, 2008, the auction rate securities have a fair value of $14.3 million and $25.1 million, respectively.

Included in our financial liabilities with fair value measurements as July 3, 2009 and December 31, 2008 are $210.0 million of 2008 Senior Notes. No public trades occurred in the 2008 Senior Notes during the six months ended July 3, 2009. The Company engaged in ongoing negotiations regarding the value of the 2008 Senior Notes and an appropriate restructuring plan throughout this time period with the lender group and others. Thus, although the actual value of the 2008 Senior Notes may have varied materially if trading had taken place, the Company estimates that the fair value of the 2008 Senior Notes as of July 3, 2009 is its associated par value.

Allowances for Doubtful Accounts. We are required to estimate the collectability of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of receivables, including the current credit-worthiness of each customer. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The collectability of accounts receivable is evaluated based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due, to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we estimate an allowance for bad debts based upon the total accounts receivable balance and the percentage expected to be realized through subsequent cash collections. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

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

No impairment charges were recorded during the six months ended July 3, 2009 or June 27, 2008. The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2009 noting no impairment.

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

During the six months ended July 3, 2009, the Company incurred costs to third parties, including auditors, attorneys, forensic accountants, and other advisors, that relate to the restatement of the Company’s previously issued financial statements as reported in its Form 10-K for the year-ended December 31, 2008 and its Form 10-Q for the quarter-ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in the Company’s restructuring, restatement related costs and other charges. No such amounts were incurred during the six months ended June 27, 2008.

Pension Plans. Two of our subsidiaries, located in the United Kingdom and Japan, maintain retirement plans that are accounted for as defined benefit plans. In 2006, the Company implemented accounting statement SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The impact of the adoption of the measurement date provision of SFAS No. 158 was not material.

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

The Company assessed all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position's sustainability and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

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

Our primary market risk exposures are foreign currency exchange rate fluctuation and interest rate sensitivity. During the six months ended July 3, 2009, there have been no material changes to the information included under 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on April 13, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as of July 3, 2009, the end of the period covered by this report. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of July 3, 2009 to provide reasonable assurance that information required to be disclosed by us, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, because of the following material weaknesses in our internal control over financial reporting, which is more fully described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein, which has not been remediated as of July 3, 2009:

•	Inadequate and ineffective controls over the corporate financial statement close process

•	Inadequate and ineffective controls over the recognition of revenue

Changes in Internal Control Over Financial Reporting

We are taking corrective actions to remediate the material weaknesses listed above, including remediation actions described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein. However, as of July 3, 2009, we have not completed the remediation of the above material weaknesses.

Remediation of Material Weakness

As of December 31, 2008, we did not maintain effective controls around the accounting for the impairment assessment for goodwill, intangible assets and other long-lived assets. This control deficiency resulted in further post-closing analysis and adjustments that were properly reflected in the financial statements for the year ended December 31, 2008. In connection with the preparation of the financial statements for the period ending July 3, 2009, we implemented additional control procedures necessary to remediate this material weakness. Specifically, we implemented enhanced documentation and review and supervision processes and procedures over impairment-related testing and analyses, and hired qualified consultants to perform and supervise impairment testing and analyses.

Other than as noted above, there has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended July 3, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Iteam 1.	Legal Proceedings

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

On December 12, 2008, in connection with the delayed filing of its results for the quarter ended September 26, 2008, and the announcement of a review of revenue transactions, a putative shareholder class action alleging federal securities violations was filed in the United States District Court for the District of Massachusetts against us, a former officer and a then current officer and director. Specifically, the complaint alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks recovery of damages in an unspecified amount. The action was brought on behalf of a putative class of shareholders who purchased the Company’s stock between April 30, 2008 and December 3, 2008. A lead plaintiff, Mason Tenders District Council Trust Funds, was appointed on May 8, 2009. On July 1, 2009, the Court ordered lead plaintiff to file a consolidated or amended complaint within 30 days of the Company’s filing of restatements for certain of its historical financial results with the SEC. In May 2010, the parties reached an agreement in principle to settle the litigation. The settlement covers purchasers of the common stock of the Company between February 27, 2007 and June 30, 2009. On July 30, 2010, a Motion for Certification of a Settlement Class and for Preliminary Approval of Class Action Settlement was filed with the court. The settlement is subject to preliminary and final approval by the United States District Court, and to the extent required by law, approval by the Bankruptcy Court. Although the settlement agreement has not yet been approved by the United States District Court, the total settlement amount is within the Company's insurance policy limits; the Company’s contribution to the settlement amount would be limited to the balance of the Company's self-insured retention.

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

In connection with the preparation of our 2008 financial statements and the restatement of prior years’ financial statements, our management team and independent registered public accounting firm identified certain weaknesses in our internal controls that were considered to be material weaknesses and significant deficiencies. Specifically, such material weaknesses included: inadequate and ineffective controls over the financial statement close process; inadequate and ineffective controls over the accounting for revenue recognition; inadequate and ineffective controls over the accounting for income taxes; and, inadequate and ineffective controls over the evaluation process for the impairment assessment for goodwill, intangible assets and other long-lived assets. While the material weaknesses related to controls over the evaluation process for the impairment assessment for goodwill, intangible assets and other long-lived assets and accounting for income taxes were remediated during the six months ended July 3, 2009, the material weaknesses over the financial statement close process and the accounting for revenue recognition have not yet been fully remediated. Prior to the remediation of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement of our financial statements.

We are currently designing and implementing new procedures and controls intended to address the material weaknesses described above over the financial statement close process and the accounting for revenue recognition. While this design and implementation phase is underway, we are relying significantly on outside accounting professionals, until permanent employees can be hired to fill these roles, and on manual procedures to assist us with meeting the objectives otherwise fulfilled by an effective controls environment. We note that a system of procedures and controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all systems of procedures and controls, no evaluation can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, procedures and controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override. The design of any system of procedures and controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our systems of procedures and controls, as we further develop and enhance them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective system of procedures and controls, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements.

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

During the three and six months ended July 3, 2009, a significant portion of our revenues were derived from operations outside of the United States. The scope of our international operations subjects us to risks which could materially impact our results of operations, including:

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	7/23/10

10.1†	Form of Indemnification Agreement.	8-K	000-25705	10.1	6/10/09

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

†	This exhibit constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GSI Group Inc. (Registrant)

Name	Title	Date

/S/ MICHAEL E. KATZENSTEIN	Director, Principal Executive Officer	October 1, 2010
Michael E. Katzenstein

/S/ GLENN E. DAVIS Glenn E. Davis	Principal Financial Officer and Principal Accounting Officer	October 1, 2010

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	7/23/10

10.1†	Form of Indemnification Agreement.	8-K	000-25705	10.1	6/10/09

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

†	This exhibit constitutes a management contract, compensatory plan, or arrangement.