Form 10-Q
period 2009-10-02
GSI GROUP INC
filed 2010-10-01
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2009

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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☒

As of August 31, 2010, there were 100,026,395 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	October 2, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$53,216	$69,001
Accounts receivable, net of allowance of $1,859 and $1,687, respectively	40,542	50,494
Income taxes receivable	26,281	30,038
Inventories	72,364	78,508
Deferred tax assets	11,312	11,106
Deferred cost of goods sold	31,827	20,507
Deferred debt financing costs	5,022	5,999
Prepaid expenses and other current assets	7,997	9,569

Total current assets	248,561	275,222
Property, plant and equipment, net of accumulated depreciation and amortization of $49,089 and $45,309, respectively	50,890	54,439
Deferred tax assets	24,226	23,802
Deferred cost of goods sold	—	23,133
Investments in auction rate securities	14,709	25,065
Other assets	4,549	2,133
Intangible assets, net	64,201	71,460
Goodwill	45,063	45,063

Total Assets	$452,199	$520,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt (Note 7)	$188,066	$185,115
Accounts payable	16,311	20,286
Accrued compensation and benefits (Note 2)	5,567	8,452
Deferred revenue	59,228	45,061
Deferred tax liabilities	487	486
Other accrued expenses (Note 2)	17,079	23,892

Total current liabilities	286,738	283,292
Deferred revenue	—	39,164
Deferred tax liabilities	30,116	30,131
Accrued restructuring, net of current portion	1,471	1,072
Income taxes payable	5,363	5,166
Accrued pension liability (Note 2)	3,908	4,026
Other liabilities (Note 2)	5,514	4,569

Total liabilities	333,110	367,420
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 47,843,229 and 47,567,874, respectively	330,896	330,896
Additional paid-in capital	12,372	10,733
Accumulated deficit	(224,282)	(184,716)
Accumulated other comprehensive loss	(161)	(4,236)

Total GSI Group Inc. stockholders’ equity	118,825	152,677
Noncontrolling interest	264	220

Total stockholders’ equity	119,089	152,897

Total Liabilities and Stockholders’ Equity	$452,199	$520,317

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$55,067	$71,443	$181,879	$192,137
Cost of goods sold	32,768	48,557	111,528	124,086

Gross profit	22,299	22,886	70,351	68,051

Operating expenses:
Research and development and engineering	6,472	8,874	21,473	23,829
Selling, general and administrative	14,840	16,674	44,279	46,911
Amortization of purchased intangible assets	1,438	1,646	4,658	2,749
Acquisition-related in-process research and development charge	—	12,142	—	12,142
Restructuring, restatement related costs and other	3,410	3,073	14,800	4,206
Pre-petition professional fees	2,222	—	4,172	—

Total operating expenses	28,382	42,409	89,382	89,837

Loss from operations	(6,083)	(19,523)	(19,031)	(21,786)
Interest income	38	595	267	2,763
Interest expense	(7,105)	(2,892)	(21,336)	(2,927)
Foreign exchange transaction gains (losses)	239	(2)	(1,102)	269
Other income (expense), net	(745)	16	(583)	158

Loss from continuing operations before income taxes	(13,656)	(21,806)	(41,785)	(21,523)
Income tax benefit	(739)	(7,600)	(2,395)	(7,081)

Loss from continuing operations	(12,917)	(14,206)	(39,390)	(14,442)
Income (loss) from discontinued operations, net of tax	—	(19)	(132)	310

Consolidated net loss	(12,917)	(14,225)	(39,522)	(14,132)
Less: Net income attributable to noncontrolling interest	(49)	(4)	(44)	(4)

Net loss attributable to GSI Group Inc.	(12,966)	(14,229)	(39,566)	(14,136)

Loss from continuing operations attributable to GSI Group Inc. per common share:
Basic	$(0.27)	$(0.34)	$(0.83)	$(0.35)
Diluted	$(0.27)	$(0.34)	$(0.83)	$(0.35)
Income (loss) from discontinued operations attributable to GSI Group, Inc. per common share:
Basic	$—	$—	$—	$0.01
Diluted	$—	$—	$—	$0.01
Net loss attributable to GSI Group Inc. per common share:
Basic	$(0.27)	$(0.34)	$(0.83)	$(0.34)
Diluted	$(0.27)	$(0.34)	$(0.83)	$(0.34)

Weighted average common shares outstanding—basic	47,822	41,677	47,715	41,792
Weighted average common shares outstanding—diluted	47,822	41,677	47,715	41,792

Amounts attributable to GSI Group Inc.:
Loss from continuing operations	(12,966)	(14,210)	(39,434)	(14,446)
Income (loss) from discontinued operations	—	(19)	(132)	310

Net loss	$(12,966)	$(14,229)	(39,566)	$(14,136)

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Nine Months Ended
	October 2, 2009	September 26, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Consolidated net loss	(39,522)	(14,132)
Adjustments to reconcile net income (loss) to net cash from operating activities:
(Income) loss from operations of discontinued operations	132	(309)
Depreciation and amortization	13,505	11,656
Provision for uncollectible receivables	490	146
Provision for inventory obsolescence	1,461	5,717
Acquisition related in-process research and development charge	—	12,142
Step-up value of acquired inventory sold	139	366
Share based compensation	1,746	2,342
Deferred income taxes	(644)	(713)
Earnings from equity investment	(363)	(147)
Gain on sale of property and assets	(225)	(1,306)
Gain on sale of auction rate securities	(1,832)	—
Non-cash interest expense	3,928	274
Non-cash restructuring charges	56	—
Changes in operating assets and liabilities, net of effects from business acquired (Note 2):
Accounts receivable	6,225	26,287
Inventories	2,856	7,503
Deferred costs	9,780	(8,105)
Prepaid expenses and other current assets	1,377	1,582
Deferred revenue	(20,695)	6,507
Deferred rent	(238)	3,733
Accounts payable, accruals and taxes receivable and payable	(6,353)	(403)
Changes in other non-current assets and liabilities	(1,080)	15
Cash used in operating activities of discontinued operations	(132)	816

Cash provided by (used in) operating activities	(29,389)	53,971
Cash flows from investing activities (Note 2):
Acquisition of Excel	—	(368,711)
Cash received in acquisition of Excel	—	10,430
Purchases of property, plant and equipment	(872)	(16,404)
Proceeds from the sale of auction rate securities	13,564	—
Proceeds from the sale of property, plant and equipment	560	3,211

Cash provided by (used in) investing activities	13,252	(371,474)
Cash flows from financing activities:
Proceeds from issuance of debt	—	210,000
Payments for debt issuance costs	—	(6,472)
Purchases of the Company’s common shares	—	(6,439)
Net proceeds from the issuance of share capital	—	63
Excess tax benefit of stock options	—	23

Cash provided by financing activities	—	197,175
Effect of exchange rates on cash and cash equivalents	352	82

Decrease in cash and cash equivalents	(15,785)	(120,246)
Cash and cash equivalents, beginning of period (1)	69,001	172,387

Cash and cash equivalents, end of period (1)	53,216	52,141

Supplemental disclosure of non cash financing activity:
Issuance of warrants	$—	$26,302
Supplemental disclosure of non cash investing activity:
Auction rate securities	$1,380	$875

(1)	The Consolidated Statements of Cash Flows include cash and cash equivalent balances (in thousands) of $0, and $2 of discontinued operations for the nine months ended October 2, 2009, and September 26, 2008, respectively.

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

Acquisition of Excel Technology, Inc.

In August 2008, the Company acquired Excel, a designer, manufacturer and marketer of photonics-based solutions consisting of lasers, laser-based systems, precision motion devices and electro-optical components, primarily for industrial and scientific applications. Excel, which was headquartered in East Setauket, New York, manufactures its products in plants located in the United States and Germany, and sells its products to customers worldwide, both directly and indirectly through resellers and distributors. The Company acquired Excel in exchange for a cash payment of $368.7 million, including transaction costs, a portion of which was financed with proceeds received from the issuance of $210.0 million of 11% Senior Notes due 2013 (the “2008 Senior Notes”). This loan is discussed further in Notes 7 and 16 to Consolidated Financial Statements. Subsequent to the acquisition of Excel, the Company established a third segment which was comprised solely of the operations of the newly acquired entity. In 2009, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change. More specifically, certain portions of a specific product line within the Precision Technology segment were transferred to the Excel segment. The Company’s reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented. See Note 3 to Consolidated Financial Statements for further details regarding the Excel transaction.

Divestiture of U.S. General Optics Business

On October 8, 2008, the Company completed the sale of its General Optics business (the “U.S. Optics Business”), located in Moorpark, California, for $21.6 million, which represented a gain of $8.7 million, net of tax. The sale of the U.S. Optics Business is reported as Gain on Disposal of Discontinued Operations in the Company’s consolidated statements of operations for the year ended December 31, 2008. This business was part of the Company’s Precision Technology segment. The results of operations of the U.S. Optics Business have been reclassified and reported as income from discontinued operations in the Company’s consolidated statements of operations. See Note 4 to Consolidated Financial Statements for further details regarding the sale of the U.S. Optics Business.

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

As discussed below and in further detail in Note 16 to Consolidated Financial Statements, on November 20, 2009 (the “Petition Date”), GSIG and two of its United States subsidiaries, GSI Group Corporation (“GSI US”) and MES International, Inc. (“MES” and, collectively with GSIG and GSI US, the “Debtors”), filed voluntary petitions for relief (the “Chapter 11 Petitions”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (the “Chapter 11 Cases”).

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

On July 23, 2010 (the “Effective Date”) the Debtors consummated their reorganization through a series of transactions contemplated by the Final Chapter 11 Plan, and the Final Chapter 11 Plan became effective pursuant to its terms. Refer to Note 16 to Consolidated Financial Statements for additional information concerning the Chapter 11 Cases including a description of material agreements the Company entered into on the Effective Date pursuant to the terms of the Final Chapter 11 Plan.

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

Going Concern

On November 20, 2009, GSIG, together with two of its subsidiaries, voluntarily filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Under the Bankruptcy Code, the Company’s status as a bankruptcy debtor automatically accelerated the payment of the debt arising under the 2008 Senior Notes. Accordingly, this debt has been classified as current as of December 31, 2008 and October 2, 2009 in the Company’s accompanying consolidated balance sheets. Operating in bankruptcy imposed significant risks and uncertainties on the Company’s business.

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

Basis of Consolidation

The consolidated financial statements include the accounts of GSI Group Inc. and its wholly owned subsidiaries, including the accounts of Excel since August 20, 2008. The accounts of Excel include its 50% owned joint venture, Excel Laser Technology Private Limited (Excel SouthAsia JV), since it is a variable interest entity and the Company is the primary beneficiary of the joint venture. The accompanying consolidated financial statements of the Company include the assets, liabilities, revenue, and expenses of Excel SouthAsia JV over which the Company exercises control. The Company records noncontrolling interest in its consolidated statements of operations for the ownership interest of the minority owners of Excel SouthAsia JV. Financial information related to the joint venture is not considered material to the consolidated financial statements. Intercompany accounts and transactions have been eliminated.

Comparative Amounts

Certain prior period amounts have been reclassified to conform to the current period presentation in the financial statements and notes thereto as of and for the three and nine months ended October 2, 2009. These reclassifications had no effect on the Company’s previously reported results of operations, financial position and cash flows.

Additionally, the Company has corrected the presentation of certain items in the accompanying consolidated balance sheet as of December 31, 2008 and the accompanying consolidated statements of cash flows for the nine months ended September 26, 2008. These corrections relate to the following: (i) Correction of certain amounts previously reported within investing activities to operating activities in the accompanying consolidated statements of cash flows for the nine months ended September 26, 2008. Previously reported operating cash flows of $42.8 million has been corrected to $54.0 million. Previously reported investing cash flows of ($360.3) million has been corrected to ($371.5) million. (ii) Correction $0.1 million previously reported within accrued pension liability to other accrued expenses in the accompanying consolidated balance sheet as of December 31, 2008 and (iii) Correction of $0.6 million previously reported within other liabilities to accrued compensation and benefits in the accompanying consolidated balance sheet as of December 31, 2008. These corrections had no effect on the Company’s previously reported results of operations, financial position and cash flows.

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

Long-Term Investments

As of October 2, 2009, the Company held auction rate securities, recorded at a fair value of $14.7 million, and with a par value of $16.8 million. As of December 31, 2008, the Company held auction rate securities, recorded at a fair value of $25.1 million, and with a par value of $32.3 million. These securities were acquired as part of the Company’s purchase of Excel in 2008. These auction rate notes are student loans backed by the federal government and are privately insured. Current capital market conditions have impacted the Company’s ability to liquidate certain auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. Due to the current capital market conditions, an investor’s ability to sell auction rate securities at par has been adversely affected. Due to the uncertainty in the market as to when these auction rate notes will be refinanced or the auctions will resume, the Company has classified these instruments as long-term assets available for sale. If the credit ratings of the issuer, the bond insurers or the collateral deteriorates further, or if the issuers of these auction rate securities are unable to successfully close further auctions, the Company may further reduce the carrying value of these investments and may in the future be required to record impairment charges against these investments, some of which may be considered other-than-temporary impairment charges. From January 1, 2009 through October 2, 2009, the Company recorded $1.4 million of other comprehensive income attributable to the change in unrealized gains relating to assets still held at October 2, 2009. From the date of the Company’s acquisition of Excel through December 31, 2008, the Company recorded $0.1 million of other comprehensive income attributable to the change in unrealized gains relating to assets still held at December 31, 2008.

During the three months ended October 2, 2009, the Company sold $0.3 million in par value of its auction rate securities valued at $0.2 million for $0.3 million in proceeds which resulted in the recognition of realized gains of approximately $0.1 million. During the nine months ended October 2, 2009, the Company sold $15.5 million in par value of its auction rate securities valued at $11.7 million for $13.6 million in proceeds which resulted in the recognition of realized gains of approximately $1.9 million related to the sale of these securities. The gains realized upon the sale of the auction rate securities are recorded in other income (expense), net in the accompanying consolidated statements of operations for the three and nine months ended October 2, 2009. No losses were realized upon the sale of any auction rate securities during the three or nine months ended October 2, 2009. The Company determines the cost of a security sold and the amount to be reclassified out of accumulated other comprehensive income (loss) into earnings based on the specific identification method. During the three and nine months ended October 2, 2009, no amounts were reclassified out of accumulated other comprehensive income (loss) into earnings related to the sale of the Company’s auction rate securities. See Note 16 to Consolidated Financial Statements for discussion of sales of auction rate securities after October 2, 2009.

At October 2, 2009 and December 31, 2008, the Company had a 25.1% equity investment in a privately held company located in the United Kingdom, valued at $1.3 million and $0.8 million at October 2, 2009 and December 31, 2008, respectively, and included in other assets in the accompanying consolidated balance sheets. The Company uses the equity method to record the results of this entity. In relation to this investment, the Company recognized income of $363,000 and $147,000 for the nine months ended October 2, 2009 and September 26, 2008, respectively, which are shown in other income (expense), net in the accompanying consolidated statements of operations. In relation to this investment, the Company recognized income of $127,000 and $5,000 for the three months ended October 2, 2009 and September 26, 2008, respectively, which are shown in other income (expense), net in the accompanying consolidated statements of operations.

Fair Value Measurements

On January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements and Disclosures” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”) with no impact to its consolidated results and financial position. ASC 820 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ASC 820 establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which the Company can access.

•	Level 2. Observable inputs other than those described in Level 1.

•	Level 3. Unobservable inputs.

On January 1, 2009, the Company implemented the guidance in ASC 820 related to all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities in accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (codified within ASC 820). However, no significant nonrecurring fair value measurements were conducted during the nine months ended October 2, 2009.

The following table summarizes the Company’s assets and liabilities, as of October 2, 2009, that are measured at fair value on a recurring basis (in thousands):

	October 2, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash equivalents (1)	$4,807	$4,807	$—	$—
Auction rate securities (2)	14,709	—	—	14,709

Total	$19,516	$4,807	$—	$14,709

(1)	Cash equivalents are valued at quoted market prices in active markets.
(2)	Auction rate securities are valued based on assumptions that market participants might use in their estimates of fair value (including, among other factors, underlying collateral and lack of liquidity).

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

The following table summarizes the activity during the nine months ended October 2, 2009 with respect to the auction rate securities, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2008	$25,065
Sales	(11,736)
Unrealized gains	1,380
Unrealized losses	—

Balance at October 2, 2009	$14,709

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

See Note 7 to Consolidated Financial Statements for discussion of the estimated fair value of the Company’s 2008 Senior Notes.

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

The Company undertakes a review of its property, plant and equipment carrying values whenever events or circumstances indicate that the carrying amounts may not be recoverable. The Company relies on the guidance included in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”) when conducting these reviews. No impairment charges related to property, plant and equipment were recorded during the three and nine months ended October 2, 2009 or September 26, 2008.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Effective January 1, 2009, the Company adopted ASC 805, “Business Combinations” (formerly SFAS No. 141 (revised 2007), “Business Combinations”).

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

Impairment Charges

Impairment analyses of goodwill and indefinite-lived intangible assets are conducted in accordance with ASC 350, “Intangibles—Goodwill and Other” (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”). The Company tests its goodwill balances annually in the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the test, the Company utilizes the two-step approach which requires a comparison of the carrying value of each of the Company’s reporting units to the fair value of these reporting units. If the carrying value of a reporting unit exceeds its fair value, the Company calculates the implied fair value of the reporting unit’s goodwill and compares it to the goodwill’s carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded for the difference. The fair value of a reporting unit is based on the discounted cash flow forecast for the reporting unit. Those forecasts are derived from a set of assumptions similar to those discussed above with respect to the initial assessment of the fair value of intangible assets acquired in a business combination. The carrying values of each reporting unit include assets and liabilities which relate to the reporting unit’s operations. Additionally, reporting units that benefit from corporate assets or liabilities are allocated a portion of those corporate assets and liabilities on a systematic, proportional basis.

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

Intangible assets with definite lives are amortized over their estimated useful lives. The carrying amounts of definite-lived intangible assets and other long-lived assets are reviewed for impairment whenever changes in events or circumstances indicate their carrying values may not be recoverable. The impairment analyses are conducted in accordance with ASC 360-10-35-15. The recoverability of carrying value is determined by comparison of the reporting unit’s carrying value to its future undiscounted cash flows. When this test indicates the potential for impairment, a fair value assessment is performed. The fair values are derived from discounted cash flow forecasts for the particular intangible asset and are derived from a set of assumptions similar to those discussed above with respect to the initial assessment of fair value of intangible assets acquired in a business combination.

Once impairment is determined and measured, an impairment charge is recorded to reflect the difference between the carrying value and the fair value of the impaired asset. In addition to evaluating the impairment of goodwill and intangible assets, the Company also assesses its other long-lived assets for impairment in accordance with the provisions of ASC 360-10-35-15. This process is discussed above under “Property, plant and equipment.”

The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2009 noting no impairment. No impairment charges were recorded during the three and nine months ended October 2, 2009 or September 26, 2008.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company follows the provisions of ASC 605-25, “Multiple Element Arrangements” (formerly Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables”) for all multiple element arrangements. Under ASC 605-25, the Company assesses whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and whether objective and reliable evidence of fair value exists for these separate units of accounting. The Company applies the residual method when objective and reliable evidence of fair value exists for all of the undelivered elements in a multiple element arrangement. When objective and reliable evidence of fair value does not exist for all of the undelivered elements in a multiple element arrangement, the Company recognizes revenue under the multiple units shipped methodology, whereby revenue is recognized in each period based upon the lowest common percentage of the products shipped in the period. This approximates a proportional performance model of revenue recognition. This generally results in a partial deferral of revenue to a later reporting period. No revenue is recognized unless one or more units of each product has been delivered.

Although certain of the Company’s products contain operating and application software, the Company has determined the software element is incidental in accordance with ASC 985-605, “Software Revenue Recognition” (formerly AICPA Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” and EITF No. 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”).

The Company determines the unit of accounting for certain transactions based on the guidance in ASC 985-605 (formerly AICPA’s Technical Practice Aid (“TPA”) 5100.39, “Software Revenue Recognition for Multiple Element Arrangements”). In particular, multiple purchase orders may be deemed to be interrelated and considered to constitute a multiple element arrangement for accounting purposes.

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

The initial standard warranty for product sales is accounted for under the provisions of ASC 450, “Contingencies” (formerly SFAS No. 5, “Accounting for Contingencies”) as the Company has the ability to ascertain the probable likelihood of the liability, and can estimate the amount of the liability. A provision for the estimated cost related to warranty is recorded to cost of goods sold at the time revenue is recognized. The Company’s estimate of costs to service the warranty obligations are based on historical experience and expectations of future conditions. To the extent the Company experiences increased warranty claims or increased costs associated with servicing those claims, revisions to the estimated warranty liability are recorded as increases or decreases to the accrual at that time, with an offsetting entry recorded to cost of goods sold.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company also sells optional extended warranty services, and preventative maintenance contracts, at the time of their product purchase. The Company accounts for these agreements in accordance with provisions of ASC 605-20-25-3, “Separately Priced Extended Warranty and Product Maintenance Contracts” (formerly FASB Technical Bulletin (“FTB”) 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”) under which it recognizes the separately priced extended warranty and preventative maintenance fees over the associated period.

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

The Company has significant deferred revenue included in its accompanying consolidated balance sheets, with balances (including both current and long-term amounts) of $59.2 million and $84.2 million as of October 2, 2009 and December 31, 2008, respectively. A significant majority of these amounts relate to arrangements whereby the entire arrangement has been accounted for as deferred revenue, as there is no fair value for one or more of the undelivered elements. Upon the final delivery of the undelivered element(s) of the arrangement, the revenue will be recorded for that arrangement. To a much lesser extent, the deferred revenue balances relate to either: (a) the unrecognized portion of a multiple element arrangements that is being recognized into revenue over a ratable basis as associated services are performed; (b) arrangements not currently recognizable due to the arrangement not being fixed and determinable at its inception; (c) the future amortization to revenue of extended warranty contracts and preventative maintenance plans; (d) revenue deferrals for product shipments with FOB destination shipping terms; and (e) deposits from customers against future orders. The classification of deferred revenue, and deferred cost of goods sold, is based on the Company’s expectations relative to when the revenue will be recognizable, based on facts known to the Company as of the date its financial statements are released.

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

Product Warranty

The Company generally warrants its products for material and labor to repair and service the system. The standard warranty is generally a period of up to 12 months, with the exception of two product lines, DRC Encoders and JK Lasers, both being product lines that are included in the Precision Technology segment, and which have a warranty period of 24 months. The accounting for warranty provisions is discussed in the “Revenue Recognition” section of this Note 2.

Share-Based Compensation

The Company has stock-based compensation plans which are more fully described in Note 9 to Consolidated Financial Statements. The Company recognizes the fair value of all share-based payments to employees as expense.

Shipping & Handling Costs

Shipping and handling costs are recorded in cost of goods sold.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Advertising Costs

Advertising costs are expensed as incurred.

Foreign Currency Translation

The financial statements of the Company and its subsidiaries outside the United States have been translated into United States dollars in accordance with ASC 830, “Foreign Currency Matters” (formerly SFAS No. 52, “Foreign Currency Translation”). Assets and liabilities of foreign operations are translated from foreign currencies into United States dollars at the exchange rates in effect on the balance sheet date. Sales and expenses are translated at the average exchange rate in effect for the period. Accordingly, gains and losses resulting from translating foreign currency financial statements are reported as a separate component of other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are included in net income (loss) in the accompanying consolidated statements of operations. Foreign exchange transaction losses, net, were $1.1 million and foreign exchange transaction gains, net, were $269,000 for the nine months ended October 2, 2009 and September 26, 2008, respectively. Foreign exchange transaction gains, net, were $239,000 and foreign exchange transaction losses, net, were $2,000 for the three months ended October 2, 2009 and September 26, 2008, respectively. These amounts arose primarily from transactions denominated in currencies other than the functional currency, as well as from gains or (losses) on derivative contracts.

Restructuring, Restatement Related Costs and Other

In accounting for its restructuring activities, the Company follows the provisions of ASC 420, “Exit or Disposal Cost Obligations” (formerly SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”). In accounting for these obligations, the Company makes assumptions related to the amounts of employee severance, benefits, and related costs and to the time period over which facilities will remain vacant, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation has arisen. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount previously expensed against the Company’s earnings, and currently accrued on the Company’s consolidated balance sheet.

The costs incurred to third parties, including auditors, attorneys, forensic accountants, and other advisors that relate to the restatement of the Company’s previously issued financial statements as reported in its Annual Report on Form 10-K for the year-ended December 31, 2008 and its Quarterly Report on Form 10-Q for the quarter ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation have been included within the Company’s restructuring, restatement related costs and other charges in the accompanying consolidated statements of operations.

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

Accumulated Other Comprehensive Loss

The following table provides the details of accumulated other comprehensive loss at:

	October 2, 2009	December 31, 2008
Foreign currency translation adjustments	$3,227	$(839)
Unrealized gain on auction rate securities	1,456	80
Pension liability	(4,844)	(3,477)

Total accumulated other comprehensive loss	$(161)	$(4,236)

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Comprehensive Income (loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Consolidated net loss	$(12,917)	$(14,225)	$(39,522)	$(14,132)
Foreign currency translation adjustments (1)	1,655	(3,922)	4,066	(2,613)
Unrealized gain on auction rate securities, net of tax	610	540	1,376	540
Pension liability, net of tax	56	297	(1,367)	301

Consolidated comprehensive loss	$(10,596)	$(17,310)	$(35,447)	$(15,904)
Less: Comprehensive income attributable to noncontrolling interest	(49)	(4)	(44)	(4)

Comprehensive loss attributable to GSI Group Inc.	$(10,645)	$(17,314)	$(35,491)	$(15,908)

(1)	The foreign currency translation adjustments are primarily related to the movement in the British Pound, Japanese Yen and European Union Euro.

Derivative Financial Instruments

The Company’s primary objective for holding derivative financial instruments is to manage currency risk. In accordance with ASC 815, “Derivatives and Hedging” (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), the Company’s accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions, including cash flow, or net investment hedges. The Company did not have any derivative instruments that qualify for hedge accounting under ASC 815 at October 2, 2009 or December 31, 2008. In cases when the Company does have derivative contracts, it records all derivatives at fair value as assets or liabilities in the consolidated balance sheet and any changes are recognized in other income (expense), net.

When the Company enters into foreign currency derivative contracts, the contracts are generally for less than six months duration with the purpose of hedging foreign currency risk on sales transactions. At October 2, 2009 and December 31, 2008, the Company held no derivative contracts.

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

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Weighted average common shares outstanding	47,822	41,677	47,715	41,792
Dilutive potential common shares (1)	—	—	—	—

Diluted common shares	47,822	41,677	47,715	41,792

Excluded from diluted common shares calculation—stock options, restricted stock and warrants that are anti-dilutive	521	7,738	845	7,534

(1)	Due to the Company’s net loss position for the three and nine months ended October 2, 2009 and September 26, 2008, all dilutive shares are excluded as their effect would have been anti-dilutive.

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

(Unaudited)

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Non-Controlling Interests in Consolidated Financial Statements

On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160) (codified within ASC 810, “Consolidation”). SFAS No. 160 establishes accounting, reporting and disclosure standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Upon the adoption of SFAS No. 160, the Company reclassified the amount attributable to its 50% noncontrolling interest in Excel South Asia JV (previously referred to as minority interest) from liabilities to a separate component of stockholders’ equity on the accompanying consolidated balance sheets. Additionally, net income (loss) attributable to noncontrolling interests is now shown separately from parent net income (loss) in the accompanying consolidated statements of operations. Prior periods have been restated to reflect the presentation and disclosure requirements of the new guidance.

Disclosures about Derivative Instruments and Hedging Activities

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB statement No. 133” (SFAS No. 161) (codified within ASC 815, “Derivatives and Hedging”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. At initial adoption, SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods. The Company’s adoption of SFAS No. 161 did not have an impact on the Company’s financial position, results of operations or cash flows because the Company did not have any derivative instruments or hedging activities outstanding during the nine months ended October 2, 2009.

Business Combinations

On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) (codified within ASC 805, “Business Combinations”). SFAS No. 141(R) establishes principles and requirements for the method in which the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company’s adoption of SFAS No. 141(R) did not have an impact on the Company’s financial position, results of operations or cash flows because the Company did not consummate any business combinations during the nine months ended October 2, 2009.

Determination of the Useful Life of Intangible Assets

On January 1, 2009, the Company adopted FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No. 142-3) (codified within ASC 350, “Intangibles-Goodwill and Other”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142 (codified within ASC 350, “Intangibles—Goodwill and Other”). FSP No. 142-3 amends paragraph 11(d) of SFAS No. 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP No. 142-3 also requires the following incremental disclosures for renewable intangible assets: the weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class; the entity’s accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible asset; and, for intangible asset renewed or extended during the period: (1) for entities that capitalize renewal or extension costs, the costs incurred to review or extend the asset, for each major intangible asset class; and, (2) the weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class. The Company’s adoption of FSP No. 142-3 did not have an impact on the Company’s financial position, results of operations or cash flows.

Fair Value Measurements

On April 4, 2009, the Company adopted FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP No. 157-4) (codified

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Recodification of Accounting Standards

On July 4, 2009, the Company adopted SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Company’s adoption of SFAS No. 168 did not have an impact on the Company’s financial position, results of operations or cash flows; however, the adoption of SFAS No. 168 changed the manner in which the Company references accounting standards beginning with the interim reporting period ended on October 2, 2009.

Recently Issued Accounting Pronouncements

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

3. Business Combinations

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company used the income approach to determine fair value of the intangible assets. This approach calculates fair value by discounting the after-tax cash flows back to a present value. The baseline data for this analysis were based on the cash flow estimates used to price the transaction. Cash flows were forecasted for each intangible asset, and then discounted based on an appropriate discount rate. In estimating the useful life of the amortizable intangible assets, the Company considered ASC 350, “Intangibles—Goodwill and Other”, Subsection 30-35-3 (formerly paragraph 11 of SFAS No. 142, “Goodwill and Other Intangible Assets”), which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors included a review of the expected use by the combined company of the assets acquired; the expected useful life of any other asset (or group of assets) related to the acquired assets; legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost; the effects of obsolescence, demand, competition and other economic factors; and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. Definite-lived intangible assets are being amortized on a straight-line basis.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Three Months Ended September 26, 2008	Nine Months Ended September 26, 2008
Sales	$90,191	$290,924

Loss from continuing operations	(12,939)	(19,578)
Income (loss) from discontinued operations, net of tax	(19)	309

Net loss attributable to GSI Group Inc.	$(12,958)	$(19,269)

Loss from continuing operations per share—basic	$(0.31)	$(0.47)
Income (loss) from discontinued operations per share—basic	—	0.01

Net loss attributable to GSI Group Inc. per common share—basic	$(0.31)	$(0.46)

Loss from continuing operations per share—assuming dilution	$(0.31)	$(0.47)
Income (loss) from discontinued operations per share—assuming dilution	—	0.01

Net loss attributable to GSI Group Inc. per common share—assuming dilution	$(0.31)	$(0.46)

4. Discontinued Operations

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

In accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets” (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), the following amounts, related to the U.S. Optics Business, have been segregated from continuing operations and included in discontinued operations—net of tax, in the consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Sales of discontinued business	$—	$2,625	$—	$9,150

Pre-tax income (loss) of discontinued business	—	148	(132)	535
Provision for taxes on income of discontinued business	—	(167)	—	(225)

Income (loss) from discontinued business attributable to GSI Group Inc.—net of tax	$—	$(19)	$(132)	$310

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The assets and liabilities relating to the U.S. Optics Business have been segregated from other of the Company’s assets and liabilities. During the nine months ended October 2, 2009, the Company recorded an additional charge of $0.1 million related to discontinued operations associated with an insurance premium adjustment; however, the Company did not have any significant continuing involvement with the operations of this component after the disposal transaction. Net cash flows of the Company’s discontinued operations from each of the categories of operating, investing and financing were not significant for the three and nine month periods ended October 2, 2009 and September 26, 2008.

5. Goodwill, Intangible Assets and Impairment Charges

Goodwill

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. There were no changes in the carrying amount of goodwill during the nine months ended October 2, 2009. Goodwill by reportable segment is as follows (in thousands):

	Reportable Segment
	Excel	Precision Technology	Total
Balance at December 31, 2008	$35,818	$9,245	$45,063

Balance at October 2, 2009	$35,818	$9,245	$45,063

Intangible Assets

As of October 2, 2009, intangible assets consisted of the following (in thousands):

	October 2, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$61,495	$(38,860)	$22,635	6.6
Customer relationships	33,681	(10,832)	22,849	9.4
Customer backlog	2,355	(2,355)	—	—
Non-compete agreements	4,870	(2,159)	2,711	1.8
Trademarks, trade names and other	5,756	(2,777)	2,979	9.5

Amortizable intangible assets	108,157	(56,983)	51,174	7.8

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Totals	$121,184	$(56,983)	$64,201

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

All definite-lived intangible assets are amortized on a straight-line basis over their remaining life. Amortization expense for customer relationships, customer backlog, non-compete agreements and definite-lived trademarks, trade names and other are included in operating expenses in the accompanying consolidated statements of operations and was $1.4 million and $1.6 million for the three month periods ended October 2, 2009 and September 26, 2008, respectively, and $4.6 million and $2.7 million for the nine month periods ended October 2, 2009 and September 26, 2008, respectively. Amortization expense for the patents and acquired technology are included in cost of goods sold in the accompanying consolidated statements of operations and was $1.0 million and $1.2 million for the three month periods ended October 2, 2009 and September 26, 2008, respectively, and $2.9 million for each of the nine month periods ended October 2, 2009 and September 26, 2008.

Estimated amortization expense for each succeeding period after October 2, 2009 is as follows (in thousands):

Year Ending December 31,	Cost of Goods Sold	Operating Expenses	Total
2009 (3 months from October 2, 2009)	$972	$1,146	$2,118
2010	3,889	4,511	8,400
2011	3,847	3,590	7,437
2012	3,165	2,722	5,887
2013	3,165	2,722	5,887
Thereafter	7,597	13,848	21,445

Total	$22,635	$28,539	$51,174

Impairment Charges

The Company undertook an impairment review of its goodwill and intangible assets at December 31, 2009 due to the filing for Chapter 11 bankruptcy protection. An impairment charge of $1.0 million was recorded on these assets in the fourth quarter of 2009.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of October 2, 2009 and December 31, 2008:

Inventories

	October 2, 2009	December 31, 2008
	(In thousands)
Raw materials	$37,241	$41,355
Work-in-process	18,030	17,548
Finished goods	11,854	13,751
Demo inventory	4,233	5,068
Consigned inventory	1,006	786

Total inventories	$72,364	$78,508

Prepaid Expenses and Other Current Assets

	October 2, 2009	December 31, 2008
	(In thousands)
Prepaid expenses	$2,004	$4,411
U.K. buildings held for sale	3,484	3,376
Other current assets	2,509	1,782

Total	$7,997	$9,569

At December 31, 2008, the Company had two properties in the U.K. classified as assets held for sale with net book values of $0.2 million and $3.2 million, respectively. The Company completed the sale of one of these properties in February 2009 for proceeds of $0.4 million. The Company recorded a gain on the sale of this asset of $0.2 million. The gain on the sale of the asset is reflected in other income (expense), net in the accompanying consolidated statement of operations for the nine months ended October 2, 2009. The remaining U.K. property continued to be held for sale as of October 2, 2009 until it was sold during the quarter ended December 31, 2009 in October 2009. The proceeds received on the sale of this property totaled $3.5 million, which is approximately equivalent to the net book value of the asset on the date of sale; therefore, no gain or loss was recorded on the sale. Both properties held for sale at December 31, 2008 are associated with the Precision Technology segment.

At December 31, 2007, the Company had a third property in the U.K. classified as held for sale with a net book value of $1.5 million. The Company completed the sale of this property during the three months ended June 27, 2008 for proceeds of $3.2 million and recorded a gain on the sale of the asset of $1.7 million in the same period. The gain on the sale is reflected in other income (expense), net in the accompanying consolidated statement of operations for the nine months ended September 26, 2008. This property is associated with the Precision Technology segment.

Other Accrued Expenses

	October 2, 2009	December 31, 2008
	(In thousands)
Accrued interest	$2,956	$8,342
Accrued penalty to warrant holders	3,612	805
Accrued warranty	3,132	3,793
Accrued professional fees	1,978	2,076
Accrued third party sales commissions	254	604
Customer deposits	462	484
Accrued restructuring, current portion	1,494	2,969
Deferred rent, current portion	343	343
Other	2,848	4,476

Total	$17,079	$23,892

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accrued Warranty

	October 2, 2009	December 31, 2008
	(In thousands)
Balance at beginning of the year	$3,793	$4,216
Assumed in Excel acquisition	—	1,214
Charged to costs and expenses	1,369	6,618
Use of provision	(2,137)	(7,948)
Foreign currency exchange rate changes	107	(307)

Balance at end of period	$3,132	$3,793

Other Liabilities

	October 2, 2009	December 31, 2008
	(In thousands)
Deferred rent	$4,116	$4,355
Other	1,398	214

Total	$5,514	$4,569

7. Debt

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

The 2008 Senior Notes pay interest semi-annually on February 15th and August 15th and mature in August 2013. Following the first anniversary of the Closing Date, the Company had the right to redeem up to 50% of the 2008 Senior Notes at par without penalty. Following the third anniversary of the Closing Date, the Company had the right to redeem up to 100% of the 2008 Senior Notes at par without penalty. The 2008 Senior Note Indenture contained covenants that restricted the Company’s ability to incur additional indebtedness, pay dividends, create liens, make investments, sell assets, repurchase securities, or engage in specified transactions with affiliates. As discussed in Note 1 to Consolidated Financial Statements, GSIG and two of its wholly-owned United States subsidiaries filed for bankruptcy on November 20, 2009. Under the Bankruptcy Code, the Company’s status as a bankruptcy debtor automatically accelerated the 2008 Senior Notes. Accordingly, the 2008 Senior Notes are classified as a current liability in the Company’s accompanying consolidated balance sheet as of October 2, 2009 and December 31, 2008.

The $26.3 million of value ascribed to the warrants was recorded as a discount against the 2008 Senior Notes. This discount was being amortized to interest expense using the effective interest method over the life of the 2008 Senior Notes. In connection with the issuance of the 2008 Senior Notes, the Company incurred $6.5 million in issuance fees which are classified as current assets at December 31, 2008. These issuance fees were being amortized to interest expense on a straight-line basis over the contractual term of the 2008 Senior Notes. As of October 2, 2009 and December 31, 2008, the unamortized portion of the valuation of the warrants was $21.9 million and $24.9 million, respectively, and the unamortized debt issuance costs were $5.0 million and $6.0 million, respectively. The 2008 Senior Notes, net of the value of the warrants, constitute a net carrying value of $188.1 million and $185.1 million at October 2, 2009 and December 31, 2008, respectively. For the three months ended October 2, 2009 and September 26, 2008, the total amount recorded to interest expense, including accretion of the fair value of the Warrants and amortization of the debt

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

issuance costs, was $7.1 million and $2.8 million, respectively. For the nine months ended October 2, 2009 and September 26, 2008, the total amount recorded to interest expense, including accretion of the discount and amortization of the debt issuance costs, was $21.3 million and $2.8 million, respectively.

As discussed further in Note 1, the Company failed to timely file its annual and quarterly reports. Pursuant to a Registration Rights Agreement (the “RRA”) with the Warrant holders, the Company notified the Warrant holders that it was indefinitely suspending its registration statement on Form S-3. Under the RRA, monetary penalties accrue and are payable to the warrant holders for failure to maintain an effective registration statement, subject to certain terms and conditions more specifically set forth therein. In 2008, the Company incurred penalties under the RRA, and as a result has recorded an expense and corresponding accrued liability of $0.8 million as of December 31, 2008. The Company continued to incur penalties in 2009. As of October 2, 2009, the accrued warranty penalty totaled $3.6 million. The maximum penalty payments payable under these provisions is approximately $3.8 million.

Pursuant to the Final Chapter 11 Plan, on July 23, 2010 upon emergence from bankruptcy, $10.0 million of the 2008 Senior Notes were repaid in cash and the remaining 2008 Senior Notes were cancelled and replaced by $107.0 million in aggregate principal amount of 12.25% Senior Secured PIK Election Notes (the “New Notes”) which mature on July 23, 2014. See Note 16 to Consolidated Financial Statements for information concerning transactions related to the Chapter 11 Cases.

Fair Value of Debt

No public trades occurred in the 2008 Senior Notes during the three months ended October 2, 2009. The Company engaged in ongoing negotiations regarding the value of the 2008 Senior Notes and an appropriate restructuring plan throughout this time period with the lender group and others. Thus, although the actual value of the 2008 Senior Notes may have varied materially if trading had taken place, the Company estimates that the fair value of the 2008 Senior Notes as of October 2, 2009 is its associated par value.

8. Stockholders’ Equity

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

Warrants

As discussed in Note 7, in August 2008 the Company issued Warrants which were later net exercised in October 2008 for an aggregate of 5,858,495 common shares.

Shareholders Rights Plan

At the annual meeting of shareholders held on May 15, 2008, shareholders approved a resolution approving the continuation, amendment and restatement of the Company’s shareholders rights plan.

Prior to the 2008 annual meeting of shareholders, the board of directors of the Company approved an amended and restated shareholder rights plan agreement to be dated May 15, 2008 (the “Rights Plan”), if approved by shareholders at such meeting. The Rights Plan was originally approved by the Company’s shareholders on May 26, 2005 and its continued existence had to be approved and confirmed by independent shareholders on or before the date of the Company’s 2008 annual meeting of shareholders or the Rights Plan would expire. The Rights Plan was cancelled in connection with the Company’s emergence from the Chapter 11 proceedings. See Note 16 to Consolidated Financial Statements.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The rights plan is intended to give the Company’s Board of Directors more time and control over any sale process and increase the likelihood of maximizing shareholder value.

Stock Repurchase Plan

In December 2005, the Company’s Board of Directors authorized a stock repurchase program providing for the repurchase of up to $15.0 million in shares of the Company’s common shares. In February 2008, the Company’s Board of Directors authorized an increase in the Stock Repurchase Program up to a total of $40.0 million. The Company repurchased and retired 772,467 shares, 816,830 shares, and 381,300 shares in 2008, 2007, and 2006, respectively, at an aggregate cost of $6.4 million, $7.8 million, and $3.8 million, respectively. The program was suspended in May 2008 as a result of the Company’s decision to acquire Excel. At October 2, 2009, $21.9 million remains available for future Company purchases under this program. In connection with the Chapter 11 Cases, the stock repurchase program was cancelled.

9. Share-Based Compensation

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

2006 Equity Incentive Plan

On May 15, 2006, shareholders of the Company approved the 2006 Equity Incentive Plan which provides for the sale or grant of various awards of, or the value of, the Company’s common shares including stock options, stock appreciation rights, restricted stock and performance shares and units, performance-based awards, and stock grants, to officers, directors, employees and certain consultants to the Company. The maximum number of shares of the Company’s common shares which may be issued pursuant to the 2006 Equity Incentive Plan is 9,406,000 shares, including a 2.5 million share increase as approved by the Company’s shareholders at the May 2008 annual meeting, and subject to adjustment in the event of certain corporate events and reduced by the number of shares already issued pursuant to awards under the Company’s 1992 and 1995 Equity Incentive Plans. The plan has a ten year term. As of October 2, 2009, there were 4,246,784 common shares available for future issuance under this plan. The 2006 Equity Incentive Plan was cancelled upon the Company’s emergence from bankruptcy. See Note 16 to Consolidated Financial Statements.

The Company recorded compensation expense related to restricted stock awards issued under the 2006 Equity Incentive Plan totaling $0.4 million and $0.8 million in the three month periods ended October 2, 2009 and September 26, 2008, respectively, and $1.7 million and $2.3 million in the nine month periods ended October 2, 2009 and September 26, 2008, respectively. Approximately $0.1 million of the compensation expense recognized during the three and nine month periods ended October 2, 2009 relates to awards that are accounted for as share-based liabilities under ASC 718. The share-based liabilities relate to the Company’s obligations arising from its commitment to issue shares of restricted stock and common stock to the members of its Board of Directors as compensation for their services provided as members of the Company’s Board of Directors. The associated liability is reported within other accrued expenses in the accompanying consolidated balance sheet as of October 2, 2009. The expense associated with the Company’s share-based liabilities is reported within selling, general and administrative expense in the accompanying consolidated statements of operations for the three and nine month periods ended October 2, 2009. No awards were accounted for as share-based liabilities during the three and nine month periods ended September 26, 2008. No other issuances were made under the 2006 Equity Incentive Plan during the nine months ended October 2, 2009. Stock compensation expense is primarily included in selling, general, and administrative expenses, and as an increase to additional paid-in capital on the Company’s consolidated balance sheets. Earnings before income taxes were reduced by these amounts. As the restricted stock is issuable to the holder, subject to vesting provisions, with no consideration payable by the holder, the grant date fair value per share is based on the quoted stock price on the date of the grant.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below summarizes activity relating to restricted stock awards issued under the 2006 Equity Incentive Plan:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2008	760	$8.84
Granted	—	$—
Vested	(275)	$8.93
Forfeited	(75)	$8.18

Nonvested restricted stock at October 2, 2009	410	$8.90

The Company’s restricted stock awards consist of both time-based and performance-based awards. Based on the Company’s estimates of forfeitures of time-based awards, and estimates relative to performance-based awards’ vesting and forfeitures, the Company would record aggregate compensation expense of $1.2 million subsequent to July 3, 2009, over a weighted average life of 1.0 years.

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

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2008	430	$9.49	1.46 years		$—
Granted	—
Exercised	—
Forfeited and expired	(167)	$8.98

Outstanding at October 2, 2009	263	$9.82		$

Exercisable at October 2, 2009	263	$9.82	1.49 years		$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the quoted price of common shares for the options and warrants that were in the money at October 2, 2009. There were no in the money shares at October 2, 2009.

10. Employee Benefit Plans

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Pension and other benefit costs reflected in the accompanying consolidated statements of operations are based on the projected benefit method of valuation. Within the accompanying consolidated balance sheets, pension plan benefit liabilities are included in accrued pension liability.

The table below sets forth the estimated net periodic pension cost (benefit) for the U.K. Plan (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Components of the net periodic pension cost (benefit):
Service cost	$—	$—	$—	$—
Interest cost	350	412	990	1,200
Expected return on plan assets	(345)	(465)	(974)	(1,329)
Amortization of unrecognized transition obligation (asset)	—	—	—	—
Amortization of prior service cost (credit)	—	—	—	—
Amortization of (gain) loss	36	23	101	45

Net periodic pension cost (benefit)	$41	$(30)	$117	$(84)

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

The table below sets forth the estimated net periodic pension cost (benefit) for the Japan defined benefit pension plan (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Components of the net periodic pension cost (benefit):
Service cost	$63	$51	$186	$154
Interest cost	8	6	23	19
Expected return on plan assets	(1)	(1)	(2)	(4)
Amortization of unrecognized transition obligation (asset)	20	17	59	52
Amortization of prior service cost (credit)	—	—	—	—
Amortization of (gain) loss	—	—	—	—

Net periodic pension cost (benefit)	$90	$73	$266	$221

11. Income Taxes

At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 31.5% in the determination of the estimated annual effective tax rate. The Company’s reported effective tax rate for continuing

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

operations of 5.73% for the nine months ended October 2, 2009 differed from the expected Canadian federal statutory rate of 31.5%, primarily due to the mix of jurisdictions in which the Company earns its income, the increase in the Company’s liability for uncertain tax positions, and the increase in the Company’s valuation allowance, offset in part by the increase in interest receivable resulting from the IRS audit for the tax years from 1999 to 2002 and the increase in the potential refunds and accrued interest income from the impending refunds claimed on the federal amended returns for the tax years from 2000 to 2008.

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

The Company records a valuation allowance if it is more likely than not that a portion of its deferred tax assets will not be realized. The Company has considered historical losses, future taxable income, and expected reversals of existing temporary differences in assessing the need for a valuation allowance. With two exceptions discussed further below, the Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business as defined in the provisions of FAS109 (codified within ASC 740, “Income Taxes”) as well as Accounting Principles Board (APB) 23 (codified within ASC 740, “Income Taxes”). In general, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation. However, in the Company’s 2009 financial statements, deferred tax was provided with respect to two dividend transactions that the Company ultimately consummated in 2010. Notwithstanding the 2010 dividend, the Company continues to assert that the remaining undistributed earnings are indefinitely reinvested.

As of October 2, 2009, the Company had total unrecognized tax benefits of $5.4 million, all of which, if recognized would favorably affect its effective tax rate. The Company expects that the changes in the unrecognized benefits within the next twelve months will not be material. Given the uncertainty regarding when the authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases in income tax that may occur within the next twelve months cannot be made.

The reconciliation of the total amounts of unrecognized tax benefits at the beginning of the first quarter and the end of the third quarter of 2009 is as follows:

Balance at January 1, 2009	$5,166
Additions based on tax positions related to the current year	27
Additions for tax positions of prior years	170
Reductions for tax positions of prior years	—
Settlements	—

Balance at October 2, 2009	$5,363

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As of October 2, 2009, the Company had approximately $0.8 million of accrued interest and penalties related to uncertain tax positions.

The Company files state and federal income tax returns in the United States and in foreign jurisdictions. Generally, the Company is no longer subject to United States federal, state or local, or foreign income tax examinations by tax authorities for the years before 2000 as these years have been effectively settled as described in FSP FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (codified within ASC 740, “Income Taxes”). Currently, the Company is under examination in the United States for tax years 2000 through 2005. The Company’s income tax returns may be reviewed in the following countries and for the following periods under the appropriate statute of limitations: United States (2006-present), Canada (2003-present), United Kingdom (2006-present), and Germany (2006-present).

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Restructuring, Restatement Related Costs and Other

The following table summarizes restructuring, restatement related costs and other expense in the accompanying consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
	(In thousands)
United Kingdom restructuring	$37	$—	$748	$(322)
Germany restructuring	1,579	16	1,582	147
Novi restructuring	—	45	—	1,369
Bedford restructuring	—	3,012	11	3,012

Restructuring charges	1,616	3,073	2,341	4,206
Restatement related costs and other charges	1,794	—	12,459	—

Total restructuring, restatement related costs and other charges	$3,410	$3,073	$14,800	$4,206

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

On February 29, 2008 and June 27, 2008, the Company executed agreements to sell assets related to its otherwise discontinued Impact product line, and certain assets related to its Laser Mark and Excimer Laser product lines within the Precision Technology segment. The majority of the assets sold in the transaction represent inventory that had already been written off and were included as part of the restructuring charges recorded in 2007. Payments received on asset sales that are due beyond one year are recorded as restructuring benefits when they are received. Accordingly, the sales resulted in a restructuring benefit of $0.3 million for the nine months ended September 26, 2008. No amounts were received during the three months ended September 26, 2008 or the three and nine months ended October 2, 2009.

        In December 2008, the Company announced the transfer of all volume related manufacturing from its Rugby, U.K. facility within the Precision Technology segment, to the Company’s facilities in China and the then-newly acquired Excel manufacturing sites. These activities have been completed in 2009, at a total cost of $4.7 million, which is comprised of non-cash land and building impairment charges of $3.6 million, employee severance costs of $1.0 million and facility related charges of $0.1 million. In December 2008, the Company recorded $3.9 million of this total to restructuring expense. It was comprised of $3.6 million of non-cash land and building impairment charges and $0.3 million of employee severance costs. In addition to the amount recorded to restructuring, restatement related costs and other expense, the Company recorded a charge of $0.6 million for inventory write-offs

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

against cost of goods sold in 2008. During the nine months ended October 2, 2009, the Company recorded $0.7 million, in restructuring costs related to this restructuring plan. The amounts were comprised entirely of employee severance costs.

Germany Restructuring

As a result of restructuring programs undertaken in 2000 through 2004, and the subsequent sublease of the Company’s Munich, Germany facility within the Precision Technology segment in May 2007 through the end of its lease term, the Company carried a $1.1 million accrual for the cost of this lease as of December 31, 2008. As noted above, the Company regularly reviews its assumptions with respect to excess space, including contractual lease payments and expected proceeds from the sublessor. Following this review, the Company recorded adjustments to the restructuring accrual in each of 2008 and 2007. During the three months ended October 2, 2009, the Company determined that it would no longer recover sublease payments from the subtenant. Accordingly, the previous estimate of future sublease payments was revised. As a result, the Company recorded an additional restructuring charge of $1.4 million during the three and nine months ended October 2, 2009 related to the revised sublease assumptions. As a result of changes in the present value of the net cash flows from expected sublease income and lease expenses, the Company recorded an additional restructuring expense of $0.1 million during the nine months ended September 26, 2008. As of October 2, 2009, cumulative expense related to this restructuring plan is $4.2 million. The remaining accrual of $2.5 million will be paid ratably over the remaining term of the lease, which expires in January 2013.

On July 23, 2009, the Company initiated certain restructuring activities to consolidate its German sales and distribution operations for the Precision Technology segment located in Munich, Germany with those of Excel Technology Europe, located in Darmstadt, Germany. The Company’s lease obligations related to the facility in Darmstadt, Germany were acquired in connection with the Company’s acquisition of Excel in August 2008. These consolidation activities have been completed in 2009, at a total cost of $0.2 million, which is comprised entirely of facility related charges including a lease termination fee, required remaining lease payments and move related costs. Of the total restructuring charge of $0.2 million incurred during the three months ended October 2, 2009, $0.1 million was paid prior to December 31, 2009. The remaining $0.1 million is expected to be paid during the first six months of 2010.

Novi Restructuring

In the second quarter of 2008, the Company implemented a plan to close its Novi, Michigan facility, which provided U.S. sales, applications and service support to a product line included in the Company’s Precision Technology segment. The Novi facility was consolidated within the Company’s Bedford, Massachusetts facility. In connection with this action, the Company recorded a restructuring charge of $1.4 million during the three months ended June 27, 2008, consisting of $0.7 million for employee severance costs and $0.7 million in lease abandonment and related costs. The majority of the employee severance payments were made in 2008 and the remaining amounts have been paid in 2009. The lease costs are being paid ratably over the duration of the lease, which ends in 2012.

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

Restatement Related Costs and Other Charges

        During the three and nine months ended October 2, 2009, the Company incurred costs to third parties, including auditors, attorneys, forensic accountants, and other advisors, that relate to the restatement of the Company’s previously issued financial statements as reported in its Annual Report on Form 10-K for the year-ended December 31, 2008 and its Quarterly Report on Form 10-Q for the quarter ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in the Company’s restructuring, restatement related costs and other charges for the respective periods in the accompanying consolidated statements of operations. The costs incurred were $1.8 million during the three months ended October 2, 2009 and $12.5 million during the nine months ended October 2, 2009. No such amounts were incurred during the three and nine months ended September 26, 2008.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activity related to the Company’s restructuring charges recorded on the accompanying consolidated balance sheets (in thousands):

Balance at December 31, 2008	$2,519
Restructuring charges (benefits), net	2,341
Cash payments	(2,091)
Non-cash write-offs or other adjustments	196

Balance at October 2, 2009	$2,965

As of October 2, 2009 and December 31, 2008, $1.5 million and $1.1 million, respectively, of accrued restructuring charges were included in long-term liabilities classified as accrued restructuring, net of current portion in the accompanying consolidated balance sheets. The current portion of accrued restructuring charges is included in other accrued expenses. See Note 6 to Consolidated Financial Statements.

13. Commitments and Contingencies

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Specifically, the complaint alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks recovery of damages in an unspecified amount. The action was brought on behalf of a putative class of shareholders who purchased the Company’s stock between April 30, 2008 and December 3, 2008. A lead plaintiff, Mason Tenders District Council Trust Funds, was appointed on May 8, 2009. On July 1, 2009, the Court ordered lead plaintiff to file a consolidated or amended complaint within 30 days of the Company’s filing of restatements for certain of its historical financial results with the SEC. As of October 2, 2009, nothing has been accrued in the Company’s accompanying consolidated financial statements. In May 2010, the parties reached an agreement in principle to settle the litigation. The settlement covers purchasers of the common stock of the Company between February 27, 2007 and June 30, 2009. On July 30, 2010, a Motion for Certification of a Settlement Class and for Preliminary Approval of Class Action Settlement was filed with the court. The settlement is subject to preliminary and final approval by the United States District Court. Although the settlement agreement has not yet been approved by the United States District Court, the total settlement amount is well within the Company’s insurance policy limits; the Company’s contribution to the settlement amount would be limited to the balance of the company’s self-insured retention.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

SEC Investigation

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

Credit Risks and Other Uncertainties

The Company maintains financial instruments such as cash and cash equivalents, and trade receivables. From time to time, certain of these instruments may subject the Company to concentrations of credit risk whereby one institution may hold a significant portion of the cash and cash equivalents, or one customer may compose a large portion of the accounts receivable balances.

There was no concentration of credit risk related to the Company’s position in trade accounts receivable as of either October 2, 2009 or December 31, 2008. No individual customer represented 10% or more of the Company’s outstanding accounts receivable at October 2, 2009 or December 31, 2008. Credit risk with respect to trade accounts receivables is generally minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion.

The Company acquired certain auction rate securities in connection with its purchase of Excel. In current markets, the fair value of these auction rate securities is not able to be ascertained by observable inputs. See Note 2 to Consolidated Financial Statements for further discussion.

Certain of the components and materials included in the Company’s laser systems and optical products are currently obtained from single source suppliers. There can be no assurance that a disruption of this outside supply would not create substantial manufacturing delays and additional cost to the Company.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s operations involve a number of other risks and uncertainties including, but not limited to, the cyclicality of the semiconductor and electronics markets, the effects of general economic conditions, rapidly changing technology, and international operations.

14. Segment Information

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

Reportable Segment Financial Information

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
	(In thousands)
Sales
Precision Technology	$19,756	$32,575	$59,698	$116,899
Semiconductor Systems	5,128	17,116	36,717	55,025
Excel	32,648	22,403	93,085	22,403
Intersegment sales elimination	(2,465)	(651)	(7,621)	(2,190)

Total	$55,067	$71,443	$181,879	$192,137

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
	(In thousands)
Gross Profit
Precision Technology	$8,129	$9,409	$24,119	$41,322
Semiconductor Systems	1,159	3,923	13,071	17,213
Excel	14,502	9,264	37,481	9,264
Intersegment sales elimination	(1,491)	290	(4,320)	252

Total	$22,299	$22,886	$70,351	$68,051

The Company reports operating expenses and its assets on a consolidated basis to the chief operating decision maker.

Significant Customers

At October 2, 2009, no customer accounted for 10% or more of the Company’s accounts receivable balance. At December 31, 2008, no customer accounted for 10% or more of the Company’s accounts receivable balance.

15. Related Party Transactions

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

The following table summarizes the related party transactions in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Sales to ECRM, Inc.	$39	$—	$197	$245
Sales to Sumitomo Heavy Industries Ltd.	278	769	655	2,791
Purchases from Sumitomo Heavy Industries Ltd.	3	60	36	107

The following table summarizes the related party transactions on the balance sheet (in thousands):

	October 2, 2009	December 31, 2008
Accounts receivable from ECRM, Inc.	$51	$162
Accounts receivable from Sumitomo Heavy Industries Ltd.	281	204
Accounts payable to Sumitomo Heavy Industries Ltd.	—	—

16. Subsequent Events

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Auction Rate Securities

As discussed in Note 2 to Consolidated Financial Statements, the Company has holdings in auction rate securities. During the fourth quarter of 2009, the Company sold $3.8 million par value securities valued at $2.9 million for $3.4 million in proceeds which resulted in the recognition of realized gains of approximately $0.5 million. During the first half of 2010, the Company sold its remaining $13.0 million par value securities valued at $10.4 million for $11.4 million in proceeds which resulted in the recognition of realized gains of approximately $1.0 million.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Rights Offering

As contemplated by the Final Chapter 11 Plan, the Company conducted a rights offering in which the Company offered up to a maximum of $85 million of its common shares upon emergence from bankruptcy at a purchase price per share of $1.80 (the “Price Per Share”) to its existing shareholders. As such, 37,756,069 of the Company’s common shares were subscribed for a total subscription price of $67,960,924. Of the total common shares subscribed for in the Rights Offering, $64,889,486 were subscribed for by payment in cash and $3,071,438 were subscribed for by exchange of the 2008 Senior Notes. Also pursuant to the Final Chapter 11 Plan, and subject to the terms and conditions of a Backstop Commitment Agreement, the Consenting Noteholders agreed to backstop the entire Rights Offering. Regardless of the number of shares purchased in the Rights Offering, the Consenting Noteholders agreed to purchase a minimum of $20 million of common shares by exchanging the principal amount of 2008 Senior Notes for common shares at the Price Per Share. Because the difference between the total amount of the shares offered and the shares subscribed for in the Rights Offering was less than $20 million, 11,111,111 common shares for a total of the backstop commitment amount of $20 million were issued pursuant to the backstop commitment.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Registration Rights Agreement

On the Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Backstop Investors. The Registration Rights Agreement provides that, from the time we become current in its reporting obligations under the Exchange Act and for as long as it remains a public company with shares registered under the Exchange Act, the Backstop Investors party to the Registration Rights Agreement that collectively own at least 30% of the registrable securities have a right to twice demand the registration of their registrable securities on a registration statement. The registration may be a shelf registration, filed with the SEC on an underwritten or non-underwritten basis. In addition, such Backstop Investors have unlimited piggyback registration rights.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Supplemental Equity Exchange

Pursuant to and in accordance with the Final Chapter 11 Plan, the holders of the 2008 Senior Notes exchanged an aggregate principal amount of $5 million under the 2008 Senior Notes for New Common Shares at the Purchase Price Per Share (the “Supplemental Equity Exchange”).

In connection with the Supplemental Equity Exchange, the Company issued 2,777,778 New Common Shares on the Effective Date on a pro rata basis to the holders of the 2008 Senior Notes.

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

Significant Events

The following significant transactions and events occurred in 2008, 2009 and 2010 through the filing of this Quarterly Report on Form 10-Q:

1.	Chapter 11 Bankruptcy—On November 20, 2009, GSI Group, Inc. and two of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. Following the Petition Date, the Debtors continued to operate their businesses as debtors-in-possession. On May 27, 2010, the Bankruptcy Court entered an order confirming and approving the Final Chapter 11 Plan for the Debtors and on July 23, 2010, the Debtors emerged from bankruptcy. Refer to Notes 1, 7, 13 and 16 to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the Chapter 11 Cases.

2.	Rights Offering—Our $210.0 million of debt issued pursuant to the 2008 Senior Notes was restructured in the Chapter 11 bankruptcy proceedings. On July 23, 2010, we emerged from bankruptcy and consummated the rights offering contemplated under the Final Chapter 11 Plan. We raised approximately $85.0 million in proceeds in the Rights Offering which were used to pay down a portion of the obligations due with respect to the 2008 Senior Notes. The remaining obligations due with respect to the 2008 Senior Notes for unpaid principal and accrued interest were satisfied through the issuance of new common shares, cash payments and the issuance of $107 million new 12.25% Senior Secured PIK Election Notes which mature in July 2014.

3.	Reassessment of the Carrying Value of Goodwill, Intangible Assets and Other Long-lived Assets—As a result of the Chapter 11 bankruptcy filing on November 20, 2009, we reassessed the carrying value of our goodwill, intangible assets and other long-lived assets and recorded an impairment charge of $1.0 million. During the fourth quarter of fiscal 2008, as a result of the world-wide economic downturn and the adverse impact it was having on our business, we reassessed the carrying value of our goodwill, intangible assets and other long-lived assets. As a result of that reassessment, we recorded an impairment charge of $215.1 million. Refer to Note 5 to Consolidated Financial Statements for information regarding goodwill and intangible assets and the impairment charges we recognized.

4.	Restructuring, Restatement Related Costs and Other Charges.—In 2008 and 2009, we recorded restructuring, restatement related costs and other charges of $10.5 million and $16.3 million, respectively. The 2009 restructuring, restatement related costs and other charges primarily relate to fees paid to professionals in connection with the revenue review and restatement of our historical financial statements described below, the SEC investigation, the shareholder class action and the internal FCPA review. The 2008 restructuring, restatement related costs and other charges primarily relate to a number of initiatives to reduce our workforce, the cessation or relocation of certain activities, and the revenue review and related restatement of our historical financial statements. These activities are discussed further below in the discussion of our results of operations for the three and nine months ended October 2, 2009 and September 26, 2008. Additional information may be found in Note 12 to Consolidated Financial Statements.

5.	Reorganization Items—Reorganization items represent amounts that are recorded in our consolidated financial statements as a result of the bankruptcy proceedings. In connection with our Chapter 11 bankruptcy filing on November 20, 2009, we were required to reclassify certain current and long term obligations to liabilities subject to compromise, including our 2008 Senior Notes debt obligation. As a result, we recorded a $22.4 million charge to eliminate our debt discount, deferred financing costs and accrued warrant penalty related to the 2008 Senior Notes. In addition, we incurred $1.2 million in professional fees from the date of our bankruptcy filing through December 31, 2009.

6.	Pre-petition Professional Fees—During the year ended December 31, 2009, we incurred approximately $7.0 million for professional fees prior to the Petition Date related to the financial and legal advisors retained to assist in the analysis of debt restructuring alternatives as well as related to financial and legal advisors retained by the noteholders. See Note 2 to Consolidated Financial Statements.

7.	Restatement of Historical Financial Statements—During the preparation of our financial statements for the quarter ended September 26, 2008, we discovered errors in the timing of the recognition of revenue from certain sales transactions in our Semiconductor Systems segment. As a result of this discovery, we undertook a review of the accounting treatment for sales transactions in our Semiconductor Systems segment and Precision Technology segment for fiscal years 2004 through 2008. We subsequently restated our financial results for 2004 through 2007 as reflected in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Quarterly Report on Form 10-Q for the fiscal period ended September 26, 2008 that we filed on April 13, 2010.

8.	Divestiture of our U.S. Optics Business—In October 2008, we completed the sale of our U.S. Optics Business, which was historically included in our Precision Technology segment, for $21.6 million. The sale of this business resulted in a gain of $8.7 million that is reported as Gain on Disposal of Discontinued Operations, net of tax, in our consolidated statements of operations. This sale is more fully described in Note 4 to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

9.	Acquisition of Excel Technology, Inc.—In August 2008, we acquired Excel Technology, Inc., a designer, manufacturer and marketer of photonics-based solutions consisting of lasers, laser based systems, precision motion devices and electro-optical components, primarily for industrial and scientific applications, for $368.7 million, including transaction costs. A portion of the purchase price was paid with the proceeds from the issuance of $210.0 million of 2008 Senior Notes, which were restructured as part of the Chapter 11 Cases. Approximately $282.6 million of the purchase price was assigned to goodwill and intangible assets. In December 2008, as a result of the world-wide economic downturn and its effect on our business, we reassessed the carrying value of all of our goodwill and intangible assets, including those resulting from the acquisition of Excel. As a result of that reassessment, we recorded a total impairment charge of $215.1 million that included $180.6 million for the impairment of Excel’s goodwill and intangible assets. Excel has complementary products, technologies, and distribution channels to ours that we believe will enable us to provide customers with a significantly broader set of technical solutions and to expand our market share. Excel has been included in our consolidated operating results since August 20, 2008. Refer to Notes 3, 5 and 7 to Consolidated Financial Statements for additional information regarding the acquisition of Excel, the impairment of goodwill and intangible assets, and the 2008 Senior Notes.

Overview of Financial Results

As a result of the significant events described above, our financial results in 2009 differ significantly from those in recent years. During the nine months ended October 2, 2009, we reported a net loss of $39.5 million, compared to a net loss of $14.1 million in the corresponding period in 2008. Our operating results for the nine months ended October 2, 2009 included a significant charge of $14.8 million in connection with restructuring, restatement related costs and other expenses (compared to $4.2 million for the corresponding period in 2008), a $21.3 million interest expense charge related to our $210.0 million debt (compared to $2.9 million for the corresponding period in 2008), and a $4.2 million charge for pre-petition professional fees during the nine months ended October 2, 2009 with no comparable amounts for the corresponding period in 2008.

Results of Operations for the Three Months Ended October 2, 2009 Compared with the Three Months Ended September 26, 2008

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	October 2, 2009	September 26, 2008
	(Unaudited)	(Unaudited)
Sales	100.0%	100.0%
Cost of goods sold	59.5	68.0

Gross profit	40.5	32.0

Operating expenses:
Research and development and engineering	11.8	12.4
Selling, general and administrative	26.9	23.3
Amortization of purchased intangible assets	2.6	2.3
Acquisition-related in-process research and development charge	0.0	17.0
Restructuring, restatement related costs and other	6.2	4.3
Pre-petition professional fees	4.0	0.0

Total operating expenses	51.5	59.3

Loss from operations	(11.0)	(27.3)
Interest income	0.1	0.8
Interest expense	(12.9)	(4.0)
Foreign exchange transaction gains (losses)	0.4	0.0
Other expense	(1.4)	0.0

Loss from continuing operations before income taxes	(24.8)	(30.5)
Income tax provision (benefit)	(1.3)	(10.6)

Loss from continuing operations	(23.5)	(19.9)
Income (loss) from discontinued operations, net of tax	0.0	0.0

Consolidated net loss	(23.5)	(19.9)
Less: Net income attributable to noncontrolling interest	0.0	0.0

Net loss attributable to GSI Group Inc.	(23.5)%	(19.9)%

Sales

The following table sets forth sales by business segment for the periods noted (dollars in thousands):

	Three Months Ended
	October 2, 2009	September 26, 2008	Increase (Decrease)	Percentage Change
Precision Technology	$19,756	$32,575	$(12,819)	(39.4)%
Semiconductor Systems	5,128	17,116	(11,988)	(70.0)%
Excel	32,648	22,403	10,245	45.7%
Intersegment sales elimination	(2,465)	(651)	(1,814)	278.6%

Total	$55,067	$71,443	$(16,376)	(22.9)%

Sales of the various product lines that comprise our Precision Technology segment decreased by $12.8 million, or 39.4%, from $32.6 million during the three months ended September 26, 2008 to $19.8 million during the three months ended October 2, 2009. Sales decreased across all of the major product lines that comprise the Precision Technology segment. However, the overall decrease in sales was primarily attributable to a decline in sales of Spindles, Lasers and Encoders. Worldwide demand for those products and demand in general weakened markedly in late 2008 as turmoil in world financial markets intensified, credit conditions tightened and business and consumer confidence plummeted. The weakness in demand continued during the first nine months of 2009 before starting to recover late in 2009.

Semiconductor Systems segment sales transactions are generally multiple element arrangements that are accounted for in accordance with the provisions of ASC 605-25, “Multiple Element Arrangements” (formerly Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables”). Due to the multiple element nature of Semiconductor Systems segment sales transactions, sales in any given period may not correspond to shipments. Semiconductor Systems segment revenues decreased by $12.0 million, or 70.0%, from $17.1 million during the three months ended September 26, 2008 to $5.1 million during the three months ended October 2, 2009. The decrease in Semiconductor Systems sales was primarily attributable to the global slowdown in semiconductor manufacturing due to markedly weakened end-user demand for electronic products. The slowdown in demand for capital equipment by semiconductor manufacturers had a dramatic adverse effect on sales of our Semiconductor Systems segment beginning late in 2008 and continuing through the first nine months of 2009. The decrease in shipments of Semiconductor Systems was particularly pronounced in the third and fourth quarters of 2008 and continued at a low level throughout most of 2009.

The Excel segment contributed sales of $22.4 million from August 20, 2008, the date of acquisition, to September 26, 2008 compared to $32.6 million during the three months ended October 2, 2009. The 2009 increase in our Excel segment sales reflects a full quarter of operations in 2009. The Excel segment was established following the acquisition of Excel in August 2008. Originally, the Excel segment was comprised solely of the operations of the then-newly acquired entity. In 2009, we changed the structure of our internal organization in a manner that caused the composition of our reportable segments to change. More specifically, certain portions of a specific product line within the Precision Technology segment were transferred to the Excel segment. Our reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented.

Gross Profit

The following table sets forth gross profit and gross profit percentage for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	October 2, 2009	September 26, 2008
Gross profit:
Precision Technology	$8,129	$9,409
Semiconductor Systems	1,159	3,923
Excel	14,502	9,264
Intersegment sales elimination	(1,491)	290

Total	$22,299	$22,886

Gross profit percentages:
Precision Technology	41.1%	28.9%
Semiconductor Systems	22.6%	22.9%
Excel	44.4%	41.4%
Intersegment sales elimination	60.5%	(44.5)%
Total	40.5%	32.0%

Gross profit as a percentage of sales can be influenced by a number of factors including product mix, pricing, volume, costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, at any particular time.

During the three months ended October 2, 2009, gross profit of the Precision Technology segment decreased by $1.3 million or 13.6%, from $9.4 million during the three months ended September 26, 2008 to $8.1 million during the three months ended October 2, 2009, primarily due to the decrease in sales. The Precision Technology segment’s gross profit margin was 41.1% during the three months ended October 2, 2009 compared with a gross profit margin of 28.9% during the three months ended September 26, 2008. The increase in gross profit margin was primarily attributable to changes in product mix and reductions in manufacturing overhead costs in the 2009 period primarily due to personnel reductions.

During the three months ended October 2, 2009, gross profit of the Semiconductor Systems segment decreased by $2.8 million or 70.5%, from $3.9 million during the three months ended September 26, 2008 to $1.2 million during the three months ended October 2, 2009, primarily due to the decrease in sales. The Semiconductor System segment’s gross profit margin was 22.6% during the three months ended October 2, 2009 compared with a gross profit margin of 22.9% during the three months ended September 26, 2008. Although gross profit margin as a percentage of sales is consistent between periods, there were increases to gross profit margin in the 2009 period due to headcount reductions that were offset by increases in provisions for excess and obsolete inventory.

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of labor and other employee-related expenses. R&D expenses were $6.5 million, or 11.8% of sales, during the three months ended October 2, 2009 compared with $8.9 million, or 12.4% of sales, during the corresponding period in 2008. R&D expenses, in terms of total dollars, decreased primarily as a result of our reduction in Semiconductor Systems segment headcount. The reduction was partially offset by the full quarterly impact of R&D costs associated with our acquisition of Excel in August 2008. We believe the development and market introduction of new products and the enhancement of existing products are essential to our success. Accordingly, during 2009, we continued to invest in the development of new products across all three of our segments.

Selling, General and Administrative Expenses

Selling, general and administrative (“SGA”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management, and includes personnel related costs, commissions, advertising, legal, tax, accounting and other professional fees. SGA expenses were $14.8 million in the three months ended October 2, 2009, representing 26.9% of sales compared to $16.7 million, or 23.3% of sales in the corresponding period in 2008. SGA expenses, in terms of total dollars, decreased due to a reduction in personnel in 2008. These reductions were partially offset by the full quarter impact of Excel SGA expenses in the 2009 period. SGA expenses as a percentage of sales increased in the 2009 period due to the lower sales base.

Amortization of Purchased Intangible Assets

Amortization of intangible assets is discussed below in “Critical Accounting Policies and Estimates”. All amortization of purchased intangible assets is charged to our Precision Technology and Excel segments. Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold, was $1.4 million or 2.6% of sales in the three months ended October 2, 2009, compared with $1.6 million, or 2.3% of sales in the corresponding period in 2008. The decrease in terms of dollars is due to the impairment of the Excel related intangibles in the fourth quarter of 2008. Amortization expense for the three months ended September 26, 2008 was based on the intangibles carrying value prior to impairment. The amortization expense for the three months ended October 2, 2009 utilized the intangibles carrying value after impairment.

Restructuring, Restatement Related Costs and Other

We recorded restructuring, restatement related costs and other charges of $3.4 million and $3.1 million in the three months ended October 2, 2009 and September 26, 2008, respectively.

Restructuring

We initiated restructuring programs in 2000 through 2004 related to our leased German facility. During 2009, we reviewed our assumptions with respect to excess space, including contractual lease payments and expected proceeds from the sublessor. During the three months ended October 2, 2009, we determined that we would no longer recover sublease payments from the current subtenant. Accordingly, the previous estimate of future sublease payments was revised. As a result, we recorded an additional restructuring charge of $1.4 million during the three months ended October 2, 2009 related to the revised sublease assumptions.

We also initiated certain restructuring activities to consolidate our German sales and distribution operations for the Precision Technology segment located in Munich, Germany with those of Excel Technology Europe, located in Darmstadt, Germany. These consolidation activities have been completed in 2009, at a total cost of $0.2 million, which is comprised entirely of facility related charges including a lease termination fee, required remaining lease payments and move related costs.

In September 2008, we consolidated our operations and facilities in Massachusetts to a new facility in Bedford, Massachusetts. At that time, we implemented a plan to reduce our United States workforce by approximately 50 people and took a restructuring charge in the third quarter of 2008 of $3.0 million for severance costs.

The following table summarizes the balance of the restructuring accrual on our consolidated balance sheets (in thousands):

Balance at December 31, 2008	$2,519
Restructuring charges (benefits), net	2,341
Cash payments	(2,091)
Non-cash write-offs or other adjustments	196

Balance at October 2, 2009	$2,965

Restatement Related Costs and Other

During 2009, we incurred costs to third parties, including auditors, attorneys, forensic accountants, and other advisors, that relate to the restatement of our previously issued financial statements as reported in our Form 10-K for the year-ended December 31, 2008 and our Form 10-Q for the quarter ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in our restructuring, restatement related costs and other charges for the respective periods in the accompanying consolidated statements of operations. The costs incurred were $1.8 million during the three months ended October 2, 2009, with no comparable amount during the three months ended September 26, 2008.

Pre-Petition Professional Fees

Pre-petition professional fees represent retention costs incurred during 2009 prior to the bankruptcy for financial and legal advisors to assist in the analysis of debt restructuring alternatives, as well as costs incurred by us of financial and legal advisors retained by the noteholders pursuant to certain binding agreements between the two parties. Pre-petition professional fees incurred during the three months ending October 2, 2009 were $2.2 million with no comparable amount for 2008. See Note 1 to Consolidated Financial Statements.

Acquisition Related In-Process Research and Development Charge

In connection with our acquisition of Excel in August 2008, we recorded a $12.1 million charge for acquisition related in-process research and development. The value assigned to in-process research and development was determined using an income approach by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and had no alternative future uses; accordingly, we have expensed the value of this research and development at the acquisition date in accordance with the provisions of SFAS No. 141.

Interest Income

Interest income decreased by $0.5 million, from $0.6 million during the three months ended October 2, 2008 to $0.1 million during the three months ended October 2, 2009. The decrease in interest income was primarily attributable to lower cash and investment balances following our acquisition of Excel in August 2008.

Interest Expense

Interest expense was $7.1 million in the three months ended October 2, 2009, compared to $2.9 million from August 20, 2008 to September 26, 2008. Interest expense increased due to the full quarterly impact of interest on our $210.0 million debt in 2009 compared to the comparable period in 2008 due to the issuance of the debt in August 2008.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange currency transaction gains (losses), net, was $0.2 million in the three months ended October 2, 2009 compared to $0 for the corresponding period in 2008.

Other Income (Expense), Net

Other income (expense), net, was ($0.7) million in the three months ended October 2, 2009 compared to $0 for the corresponding period in 2008. The ($0.7) million of other expense is primarily comprised of a $0.9 million penalty relating to our inability to maintain the effectiveness of the registration statement on Form S-3 that we filed in October 2008 relating to the resale of our common shares issued upon the exercise of the Warrants, partially offset by a $0.1 million gain on the sale of a portion of our auction rate securities, and $0.1 million in earnings on our equity investment.

Income Taxes

The effective tax (benefit) rate on the loss from continuing operations for the three months ended October 2, 2009, was (5.4%) compared with an effective tax rate of (34.9%) on income from continuing operations for the three months ended September 26, 2008. The effective tax rate for the three months ended October 2, 2009 reflects our estimated annual effective tax rate and is primarily due to the tax rates in effect in the jurisdictions where income is earned, the increase in our liability for uncertain tax positions, and the increase in our valuation allowance, offset in part by the increase in interest receivable resulting from the IRS audit for the tax years from 1999 to 2002 and the increase in the potential refunds and accrued interest income from the impending refunds claimed on the federal amended returns for the tax years from 2000 to 2008.

We adopted the provisions of Financial Accounting Standard Board (“FASB”) Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (codified within ASC 740, “Income

Taxes”) on January 1, 2007. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.

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

Results of Operations for the Nine Months Ended October 2, 2009 Compared to the Nine Months Ended September 26, 2008

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Nine Months Ended
	October 2, 2009	September 26, 2008
	(Unaudited)	(Unaudited)
Sales	100.0%	100.0%
Cost of goods sold	61.3	64.6

Gross profit	38.7	35.4

Operating expenses:
Research and development and engineering	11.8	12.4
Selling, general and administrative	24.3	24.4
Amortization of purchased intangible assets	2.6	1.4
Acquisition-related in-process research and development charge	0.0	6.3
Restructuring, restatement related costs and other	8.1	2.2
Pre-petition professional fees	2.3	0.0

Total operating expenses	49.1	46.7

Loss from operations	(10.4)	(11.3)
Interest income	0.1	1.4
Interest expense	(11.7)	(1.5)
Foreign exchange transaction gains (losses)	(0.6)	0.1
Other income (expense)	(0.3)	0.1

Loss from continuing operations before income taxes	(22.9)	(11.2)
Income tax benefit	(1.3)	(3.7)

Loss from continuing operations	(21.6)	(7.5)
Income (loss) from discontinued operations, net of tax	(0.1)	0.1

Consolidated net loss	(21.7)	(7.4)
Less: Net income attributable to noncontrolling interest	0.0	0.0

Net loss attributable to GSI Group Inc.	(21.7)%	(7.4)%

Sales

The following table sets forth sales by business segment for the periods noted (dollars in thousands):

	Nine Months Ended
	October 2, 2009	September 26, 2008	Increase (Decrease)	Percentage Change
Precision Technology	$59,698	$116,899	$(57,201)	(48.9)%
Semiconductor Systems	36,717	55,025	(18,308)	(33.3)%
Excel	93,085	22,403	70,682	315.5%
Intersegment sales elimination	(7,621)	(2,190)	(5,431)	248.0%

Total	$181,879	$192,137	$(10,258)	(5.3)%

Sales of the various product lines that comprise our Precision Technology segment decreased by $57.2 million, or 48.9%, from $116.9 million during the nine months ended September 26, 2008 to $59.7 million during the nine months ended October 2, 2009. The decrease in sales of these product lines was primarily attributable to declines in our Spindles, Lasers and Encoders product lines during the nine months ended October 2, 2009. Worldwide demand for those products weakened markedly beginning in the third quarter of 2008 as turmoil in world financial markets intensified, credit conditions tightened and business and consumer confidence plummeted. The weakness in demand continued during the nine months ended October 2, 2009 before starting to recover late in 2009.

Semiconductor Systems segment sales decreased by $18.3 million, or 33.3%, from $55.0 million during the nine months ended September 26, 2008 to $36.7 million during the nine months ended October 2, 2009. The decrease in Semiconductor Systems sales was primarily attributable to the global slowdown in semiconductor manufacturing due to markedly weakened end-user demand for electronic products. The slowdown in demand for capital equipment by semiconductor manufacturers had a dramatic adverse effect on sales of our Semiconductor Systems segment beginning late in 2008 and continuing through the first nine months of 2009. The decrease in shipments of Semiconductor systems was particularly pronounced in the third and fourth quarters of 2008 and continued at a low level throughout the first nine months of 2009.

The overall decrease was offset by an increase in sales attributable to recognition of revenue from orders placed by customers prior to 2008, but had not been recognized until the first nine months of 2009 as the deliverables or commitments were resolved. We recognized $23.1 million in sales during the nine months ended October 2, 2009 related to these orders. At the end of the third quarter of 2009 and December 2008, our worldwide deferred revenue was primarily related to our Semiconductor Systems segment. Total deferred revenue decreased by 29.7% from $84.2 million at December 31, 2008 to $59.2 million at October 2, 2009. We expect that a significant portion of the remaining deferred revenue as of October 2, 2009 will be recognized in 2010.

The Excel segment contributed sales of $93.1 million for the nine months ended October 2, 2009 and $22.4 million from August 20, 2008, the date of acquisition, to September 26, 2008. The Excel segment was established following the acquisition of Excel in August 2008. Originally, the Excel segment was comprised solely of the operations of the then-newly acquired entity. In 2009, we changed the structure of our internal organization in a manner that caused the composition of our reportable segments to change. More specifically, certain portions of a specific product line within the Precision Technology segment were transferred to the Excel segment. Our reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented.

Gross Profit

The following table sets forth gross profit and gross profit percentage by business segments for the periods noted (dollars in thousands):

	Nine Months Ended
	October 2, 2009	September 26, 2008
Gross profit:
Precision Technology	$24,119	$41,322
Semiconductor Systems	13,071	17,213
Excel	37,481	9,264
Intersegment sales elimination	(4,320)	252

Total	$70,351	$68,051

Gross profit percentages:
Precision Technology	40.4%	35.3%
Semiconductor Systems	35.6%	31.3%
Excel	40.3%	41.4%
Intersegment sales elimination	56.7%	(11.5)%
Total	38.7%	35.4%

Gross profit as a percentage of sales can be influenced by a number of factors including product mix, pricing, volume, costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, at any particular time.

During the nine months ended October 2, 2009, gross profit of the Precision Technology segment decreased by $17.2 million or 41.6%, from $41.3 million during the nine months ended September 26, 2008 to $24.1 million during the nine months ended October 2, 2009, primarily due to the decrease in sales. The Precision Technology segment’s gross profit margin was 35.3% during the nine months ended September 26, 2008 compared with a gross profit margin of 40.4% during the nine months ended October 2, 2009. The increase in gross profit margin was primarily attributable to changes in product mix, as the gross profits vary among the product lines in this segment, and reductions in manufacturing overhead costs primarily due to personnel reductions.

During the nine months ended October 2, 2009, gross profit of the Semiconductor Systems segment decreased by $4.1 million or 24.1%, from $17.2 million during the nine months ended September 26, 2008 to $13.1 million during the nine months ended October 2, 2009, primarily due to the decrease in sales. The Semiconductor System segment’s gross profit margin was 31.3% during the nine months ended September 26, 2008 compared with a gross profit margin of 35.6% during the nine months ended October 2, 2009. The increase in the Semiconductor Systems Segment gross profit margin was attributable to reductions in overhead costs in the 2009 period compared with the 2008 period, primarily due to personnel reductions and lower provisions for excess and obsolete inventory.

During the nine months ended October 2, 2009, Excel generated $37.5 million of gross profit, or 40.3% of sales. The Excel segment was established following the acquisition of Excel in August 2008. Originally, the Excel segment was comprised solely of the operations of the then-newly acquired entity. In 2009, we changed the structure of our internal organization in a manner that caused the composition of our reportable segments to change. More specifically, certain portions of a specific product line within the Precision Technology segment were transferred to the Excel segment. Our reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented.

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses were $21.5 million in the nine months ended October 2, 2009, representing 11.8% of sales, compared with $23.8 million, or 12.4% of sales in the corresponding period in 2008. R&D expenses decreased over the periods primarily as a result of our reduction in Semiconductor Systems segment headcount. These reductions were partially offset by the full period impacts of Excel R&D costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SGA”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal information systems, facilities and executive management, and includes personnel related costs, commissions, advertising, legal, tax, accounting and other professional fees. SGA expenses were $44.3 million, or 24.3% of sales in the nine months ended October 2, 2009 compared with $46.9 million, or 24.4% of sales in the corresponding period in 2008. SGA expenses, in terms of total dollars, decreased slightly primarily as a result of our reductions in payroll related costs attributable to our 2008 reductions in headcount in connection with restructuring activities discussed below. This reduction was partially offset by the full impact of costs associated with our acquisition of Excel in August 2008.

Amortization of Purchased Intangible Assets

Amortization of intangible assets is discussed below in “Critical Accounting Policies and Estimates”. All amortization of purchased intangible assets is charged to our Precision Technology and Excel segments. Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold was $4.7 million, or 2.6% of sales in the nine months ended October 2, 2009, compared to $2.7 million, or 1.4% of sales in the corresponding period in 2008. The increase in 2009 was primarily related to the amortization of intangible assets we acquired as part of the Excel acquisition in August 2008.

Restructuring, Restatement Related Costs and Other

We recorded restructuring, restatement related costs and other charges of $14.8 million and $4.2 million in the nine month periods ended October 2, 2009 and September 26, 2008, respectively.

Restructuring

We initiated restructuring programs in 2000 through 2004 related to our leased German facility. During 2009, we reviewed our assumptions with respect to excess space, including contractual lease payments and expected proceeds from the sublessor. During the nine months ended October 2, 2009, we determined that we would no longer recover sublease payments from the subtenant. Accordingly, the previous estimate of future sublease payments was revised. As a result, we recorded an additional restructuring charge of $1.4 million during the nine months ended October 2, 2009 related to the revised sublease assumptions.

We also initiated certain restructuring activities to consolidate our German sales and distribution operations for the Precision Technology segment located in Munich, Germany with those of Excel Technology Europe, located in Darmstadt, Germany. These consolidation activities have been completed in 2009, at a total cost of $0.2 million, which is comprised entirely of facility related charges including a lease termination fee, required remaining lease payments and move related costs.

During the nine months ended October 2, 2009, we recorded $0.7 million in restructuring costs related to a plan initiated in December 2008, which involved the transfer of all volume related manufacturing from our Rugby, U.K. facility within the Precision Technology segment, to our facilities in China and the then-newly acquired Excel manufacturing sites. It was comprised entirely of employee severance costs.

In September 2008, we consolidated our operations and facilities in Massachusetts to a new facility in Bedford, Massachusetts. At that time, we implemented a plan to reduce our United States workforce by approximately 50 people and took a restructuring charge during the nine months ended September 26, 2008 of $3.0 million for severance costs.

In the second quarter of 2008, we implemented a plan to close our Novi, Michigan facility, which provided U.S. sales, applications and service support to a product line included in our Precision Technology segment. The Novi facility was consolidated within our Bedford, Massachusetts facility. In connection with this action, we recorded a restructuring charge of $1.4 million during the nine months ended September 26, 2008.

A restructuring benefit of $0.3 million was recorded in the nine months ended September 26, 2008 related to activities in our U.K. operations.

Restatement Related Costs and Other

During 2009, we incurred costs to third parties, including auditors, attorneys, forensic accountants, and other advisors, that relate to the restatement of our previously issued financial statements as reported in our Form 10-K for the year-ended December 31, 2008 and our Form 10-Q for the quarter ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in our restructuring, restatement related costs and other charges for the respective periods in the accompanying consolidated statements of operations. The costs incurred were $12.5 million during the nine months ended October 2, 2009 with no comparable amount for the corresponding period in 2008.

Pre-Petition Professional Fees

Pre-petition professional fees represent costs incurred during 2009 prior to our bankruptcy filing related to the financial and legal advisors retained by us to assist in the analysis of debt restructuring alternatives, as well as costs incurred by us related to financial and legal advisors retained by the noteholders pursuant to certain binding agreements between the two parties. Pre-petition professional fees incurred during the nine months ended October 2, 2009 were $4.2 million with no comparable amount for the corresponding period in 2008.

Interest Income

Interest income decreased by $2.5 million from $2.8 million during the nine months ended September 26, 2008 to $0.3 million during the nine months ended October 2, 2009. The decrease in interest income was primarily attributable to lower cash and investment balances following our acquisition of Excel in August 2008.

Interest Expense

Interest related expense on our $210.0 million debt was $21.3 million, or 11.7% of sales during the nine months ended October 2, 2009, compared to $2.9 million for the corresponding period in 2008, due to the issuance of the debt in August 2008.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange currency transaction gains (losses), net, was ($1.1) million in the nine months ended October 3, 2009 compared to $0.3 for the corresponding period in 2008, due to the weak U.S. dollar against foreign currencies in 2009 as compared to 2008.

Other Income (Expense), Net

Other income (expense), net, was ($0.6) million in the nine months ended October 2, 2009 compared to $0.2 for the corresponding period in 2008. The ($0.6) million of other expense in the 2009 period is primarily comprised of a $2.8 million penalty relating to our inability to maintain the effectiveness of the registration statement on Form S-3 that we filed in October 2008 relating to the resale of our common shares issued upon the exercise of the Warrants, partially offset by a $1.8 million gain on the sale of our auction rate securities and $0.4 million in earnings on our equity investment.

Income Taxes

The effective tax (benefit) rate on the loss from continuing operations for the nine months ended October 2, 2009, was (5.7%) compared with an effective tax rate of (32.9%) on income from continuing operations for the nine months ended September 26, 2008. The effective tax rate for the nine months ended October 2, 2009 reflects our estimated annual effective tax rate and is primarily due to the tax rates in effect in the jurisdictions where income is earned, the increase in our liability for uncertain tax positions, and the increase in our valuation allowance, offset in part by the increase in interest receivable resulting from the IRS audit for the tax years from 1999 to 2002 and the increase in the potential refunds and accrued interest income from the impending refunds claimed on the federal amended returns for the tax years from 2000 to 2008.

We adopted the provisions of Financial Accounting Standard Board (“FASB”) Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (codified within ASC 740, “Income Taxes”) on January 1, 2007. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.

Liquidity and Capital Resources

On November 20, 2009, GSIG, together with two of its subsidiaries, voluntarily filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Under the Bankruptcy Code, our status as a bankruptcy debtor automatically accelerated the payment of the debt arising under the 2008 Senior Notes. Accordingly, this debt has been classified as current as of December 31, 2008 and October 2, 2009 in our accompanying consolidated balance sheets. Operating in bankruptcy imposed significant risks and uncertainties on our business.

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

Cash and cash equivalents totaled $53.2 million at October 2, 2009, compared to $69.0 million at December 31, 2008. The decrease in cash and cash equivalents is primarily related to costs associated with restructuring, restatement related costs and other charges, pre-petition professional fees and interest payments on our $210.0 million 2008 Senior Notes. These cash outflows were partially offset by tax refunds received during the nine months ended October 2, 2009 totaling $7.4 million.

In connection with our acquisition of Excel in August 2008, we acquired $32.3 million par value auction rate securities. These auction rate securities are student loans backed by the federal government and are privately insured. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. We sold $15.5 million in par value securities valued at $11.7 million for the $13.6 million and recognized a gain of $1.9 million during the nine months ended October 2, 2009. During the remainder of 2009, we sold an additional $3.8 million in par value securities valued at $2.9 million for $3.4 million which resulted in the recognition of realized gains of $0.5 million As of December 31, 2009, we continue to hold auction rate securities with a par value of $13.0 million. During the first half of 2010, we sold our remaining auction rate securities for $11.4 million. The auction rate securities were valued at $10.4 million and had a par value of $13.0 million. We recorded a gain in 2010 of approximately $1.0 million from the sale of these securities.

Cash Flows for Nine Months Ended October 2, 2009 and September 26, 2008

Cash used in operating activities for the nine months ended October 2, 2009 was $29.4 million, compared to cash provided of $54.0 million during the corresponding period in 2008, a difference of $83.4 million. The increase in cash used in operating activities was primarily attributable to the following factors:

•	During the nine months ended October 2, 2009, we made $22.8 million of semi-annual interest payments on our $210.0 million outstanding debt.

•

For the nine months ended October 2, 2009, we recorded a net loss of $39.5 million, compared with a net loss of $14.1 million during the corresponding period in 2008, before non-cash adjustments to reconcile net income (loss) to net cash from operating activities. Included in the net loss for the nine months ended October 2, 2009 were restructuring and restatement related costs totaling $14.8 million (compared to $4.2 million for the corresponding period in 2008) and prepetition professional fees totaling $4.2 million (with no comparable amount in 2008).

•	Non-cash adjustments to reconcile net income (loss) to cash provided by operating activities included the following material items:

•	Acquisition-related in-process R&D charge of $12.1 million during the nine months ended September 26, 2008.

•	Inventory provisions were $1.5 million during the nine months ended October 2, 2009 compared with $5.7 million during corresponding period in 2008.

•	Depreciation and amortization charges were $13.5 million during the nine months ended October 2, 2009 compared with $11.7 million during the corresponding period in 2008.

•	Share-based compensation was $1.7 million during the nine months ended October 2, 2009, compared with $2.3 million during the corresponding period in 2008.

•	Net gain on the sale of property and equipment was $0.2 million during the nine months ended October 2, 2009, compared to $1.3 million for the corresponding period in 2008, primarily in the U.K.

•	Net gain on the sale of auction rate securities was $1.8 million during the nine months ended October 2, 2009, with no comparable amounts in 2008.

•

During the nine months ended October 2, 2009, we incurred non-cash interest accretion expense of $3.9 million on our $210.0 million debt compared to $0.3 million for the partial third quarter period in 2008.

•

Cash used in operations due to changes in our operating assets and liabilities totaled $8.3 million during the nine months ended October 2, 2009 as compared to cash provided by operating activities of $37.9 million during the corresponding period in 2008, for a net change of $46.2 million. The increase in cash usage was due to the following factors:

•	A decrease in our accounts receivable balance during the nine months ended October 2, 2009 provided $6.2 million compared to $26.3 million for the corresponding period in 2008.

•	A decrease in our inventory balance during the nine months ended October 2, 2009 provided $2.9 million and provided $7.5 million for the corresponding period in 2008.

•	An increase in other noncurrent assets and liabilities during the nine months ended October 2, 2009 totaled $1.0 million as compared to $0 for the corresponding period in 2008.

•

Cash used in operations due to our net change to deferred revenue and related deferred cost of goods sold totaled $10.9 million during the nine months ended October 2, 2009 compared to $1.6 million for the corresponding period in 2008.

•

Cash used in operations due to a decrease in accounts payable and accrued expenses totaled $10.3 million during the nine months ended October 2, 2009 while an increase in accounts payable and accrued expenses during the corresponding period in 2008 provided cash of $8.2 million. The increase in usage was attributable to the interest payments on our debt, restructuring, restatement related costs and other expense payments, and deferred compensation payments.

•

We received cash proceeds of $4.0 million in 2008 from a landlord related to allowances for capital expenditures to fit-up and occupy our new facility in Bedford, MA, with no comparable amount in 2009.

•	The increase in cash used in operations was offset by tax refunds received during the nine months ended October 2, 2009 totaling $7.4 million.

Our discontinued operations provided $0.8 million during the nine months ended September 26, 2008 compared to usage of $0.1 million for the corresponding period in 2009.

Cash provided by investing activities was $13.3 million during the nine months ended October 2, 2009 compared to cash used in investing activities of $371.5 million for the corresponding period in 2008. Changes in cash balances in 2009 and 2008 due to investing activities resulted from the following events:

•	We sold $15.5 million in par value auction rate securities for proceeds of $13.6 million.

•

We used $0.9 million of cash during the nine months ended October 2, 2009 for capital expenditures compared to $16.4 million for the corresponding period in 2008, which related to the outfitting of our new facility in Bedford, MA.

•

During the nine months ended October 2, 2009, we completed the sale for certain assets held for sale for proceeds of $0.6 compared to proceeds of $3.2 million received on the sale of assets held for sale in the U.K for the corresponding period in 2008.

•	We used $358.3 million of cash, net of cash acquired, in August 2008 to acquire Excel.

We did not have any cash related financing activities during the nine months ended October 2, 2009. Cash used in financing activities for the corresponding period in 2008 related to the following:

•	In August 2008, we received cash proceeds, net of issuance costs, of $203.5 million from the issuance of debt that was used to fund a portion of our acquisition of Excel.

•	During the nine months ended September 26, 2008, we used $6.4 million of cash to repurchase shares of our common stock.

In addition to cash flows from operating, investing and financing activities, exchange rate changes resulted in an increase of $0.4 million in our cash balances during the nine months ended October 2, 2009 compared with an increase of $0.1 million during the corresponding period in 2008.

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

The 2008 Senior Notes pay interest semi-annually on February 15th and August 15th and mature in August 2013. The 2008 Senior Note Indenture contained covenants that restricted our ability to incur additional indebtedness, pay dividends, create liens, make investments, sell assets, repurchase securities, or engage in specified transactions with affiliates. As discussed in Note 1 to Consolidated Financial Statements, GSIG and two of its wholly-owned United States subsidiaries filed for bankruptcy on November 20, 2009. Under the Bankruptcy Code, our status as a bankruptcy debtor automatically accelerated the 2008 Senior Notes. Accordingly, the 2008 Senior Notes are classified as a current liability in our accompanying consolidated balance sheets as of December 31, 2008 and as of October 2, 2009. As described in Note 16 to Consolidated Financial Statements, the 2008 Senior Notes were cancelled upon our emergence from bankruptcy in exchange for the issuance of our common shares and New Notes and a payment in cash.

Cash paid for interest on the 2008 Senior Notes totaled $22.8 million for the nine months ended October 2, 2009 with no comparable amount for 2008. See Note 1 to Consolidated Financial Statements for further information about the 2008 Senior Notes.

Pension Plans

We maintain two plans that are considered to be defined benefit plans under the provisions of ASC 715, “Defined Benefit Plans” (formerly SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”), a plan in the U.K. (the “U.K. Plan”), and a plan in Japan. Our U.K. Plan was closed to new members in 1997 and we curtailed our sponsorship in 2002, thereby limiting our obligation to benefits earned through that date. Benefits under this plan were based on the employees’ years of service and compensation. We continue to follow our policy to fund this pension plan based on widely accepted actuarial methods. Our Japanese plan is an active plan.

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

In the U.K., funding valuations are conducted every three years. Based on the last completed funding valuation on November 30, 2006, we and the Plan Trustees agreed to a schedule of contributions under which we are contributing approximately $0.6 million per year until 2018. Based on the preliminary results of a new funding valuation in 2010, we would be required to increase our annual contributions to the U.K. Plan from approximately $0.6 million to $0.8 million through April 2018, including an additional one-time lump-sum payment of approximately $1.6 million, of which $0.8 million was paid in September 2010. The remaining $0.8 million would be payable after the funding valuation results are finalized and all necessary U.K. governmental approvals are obtained. The Japanese plan includes a guarantee of return of principal and yearly interest 0.75%; therefore, there are no significant fluctuations in this plan. See Notes 10 and 16 to Consolidated Financial Statements for further information about these plans.

As a result of the covenant that exists between our U.K. subsidiary and the Plan Trustees regarding the funding of the U.K. Plan, our ability to transfer assets outside our U.K. subsidiary, and its wholly owned subsidiary in China, may be limited.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Historically, our contractual obligations have primarily consisted of the 2008 Senior Notes, operating leases, purchase commitments, deferred compensation arrangements and pension obligations. Through October 2, 2009, we had not entered into any new material contractual obligations.

Off-Balance Sheet Arrangements

Through October 2, 2009, we had not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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

We follow the provisions of ASC 605-25, “Multiple Element Arrangements” (formerly Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables”) for all multiple element arrangements. Under ASC 605-25, we assess whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and whether objective and reliable evidence of fair value exists for these separate units of accounting. We apply the residual method when objective and reliable evidence of fair value exists for all of the undelivered elements in a multiple element arrangement. When objective and reliable evidence of fair value does not exist for all of the undelivered elements in a multiple element arrangement, we recognize revenue under the multiple units shipped methodology, whereby revenue is recognized in each period based upon the lowest common percentage of the products shipped in the period. This approximates a proportional performance model of revenue recognition. This generally results in a partial deferral of revenue to a later reporting period. No revenue is recognized unless one or more units of each product has been delivered.

Although certain of our products contain operating and application software, we have determined the software element is incidental in accordance with ASC 985-605, “Software Revenue Recognition” (formerly AICPA Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” and EITF No. 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”).

        We determine the unit of accounting for certain transactions based on the guidance in ASC 985-605 (formerly AICPA’s Technical Practice Aid (“TPA”) 5100.39, “Software Revenue Recognition for Multiple Element Arrangements”). In particular, multiple purchase orders may be deemed to be interrelated and considered to constitute a multiple element arrangement for accounting purposes.

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

The initial standard warranty for product sales is accounted for under the provisions of ASC 450, “Contingencies” (formerly SFAS No. 5, “Accounting for Contingencies”) as we have the ability to ascertain the probable likelihood of the liability, and can estimate the amount of the liability. A provision for the estimated cost related to warranty is recorded to cost of goods sold at the time revenue is recognized. Our estimate of costs to service the warranty obligations are based on historical experience and expectations of future conditions. To the extent we experience increased warranty claims or increased costs associated with servicing those claims, revisions to the estimated warranty liability are recorded as increases or decreases to the accrual at that time, with an offsetting entry recorded to cost of goods sold.

We also sell optional extended warranty services, and preventative maintenance contracts, at the time of their product purchase. We account for these agreements in accordance with provisions of ASC 605-20-25-3, “Separately Priced Extended Warranty and Product Maintenance Contracts” (formerly FASB Technical Bulletin (“FTB”) 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”) under which we recognize the separately priced extended warranty and preventative maintenance fees over the associated period.

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

        We have significant deferred revenue included in our accompanying consolidated balance sheets, with balances (including both current and long-term amounts) of $59.2 million and $84.2 million as of October 2, 2009 and December 31, 2008, respectively. A significant majority of these amounts relate to arrangements whereby the entire arrangement has been accounted for as deferred revenue, as there is no fair value for one or more of the undelivered elements. Upon the final delivery of the undelivered element(s) of the arrangement, the revenue will be recorded for that arrangement. To a lesser extent, the deferred revenue balances relate to either: (a) the unrecognized portion of a multiple element arrangements that is being recognized into revenue over a ratable basis as associated services are performed; (b) arrangements not currently recognizable due to the arrangement not being fixed and determinable at its inception; (c) the future amortization to revenue of extended warranty contracts and preventative maintenance plans; (d) revenue deferrals for product shipments with FOB destination shipping terms; and (e) deposits from customers against future orders. The classification of deferred revenue, and deferred cost of goods sold, is based on our expectations relative to when the revenue will be recognized, based on facts known to us as of the date our financial statements are released.

Fair Value Measurements. On January 1, 2008, we adopted ASC 820, “Fair Value Measurements and Disclosures” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”) with no impact on our consolidated results and financial position. ASC 820 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable.

Included in our financial assets with fair value measurements as of October 2, 2009 and December 31, 2008 are $16.8 million and $32.3 million, respectively, in par value auction rate securities that we acquired in connection with our purchase of Excel in 2008. These auction rate securities are level 3 assets for which no observable market value exists, and for which we have valued based on assumptions the market participants might use in their estimates of fair value. As of October 2, 2009 and December 31, 2008, the auction rate securities have a fair value of $14.7 million and $25.1 million, respectively.

Included in our financial liabilities with fair value measurements as October 2, 2009 and December 31, 2008 are $210.0 million of 2008 Senior Notes. No public trades occurred in the 2008 Senior Notes during the nine months ended October 2, 2009. The Company engaged in ongoing negotiations regarding the value of the 2008 Senior Notes and an appropriate restructuring plan throughout this time period with the lender group and others, which resulted in the final Plan for emergence from Chapter 11. Thus, although the actual value of the 2008 Senior Notes may have varied materially if trading had taken place, the Company estimates that the fair value of the 2008 Senior Notes as of October 2, 2009 is its associated par value.

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

Effective January 1, 2009, we adopted ASC 805, “Business Combinations” (formerly SFAS No. 141 (revised 2007), “Business Combinations”).

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

We test our goodwill for impairment on an annual basis in accordance with ASC 350, “Intangibles—Goodwill and Other” (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), which first requires a comparison of the carrying value of each of our reporting units’ net assets to their fair value. If the carrying value of a reporting unit exceeds its fair value, we calculate the implied fair value of the reporting unit’s goodwill and compare it to the goodwill’s carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded for the difference. The implied fair value of goodwill is calculated by performing a fair value assessment of the assets and liabilities of the reporting unit, in a manner consistent with the discussion above with respect to the initial fair value allocation performed in a business combination. The carrying value of each reporting unit’s assets and liabilities are predominantly specifically identifiable. Additionally, reporting units that benefit from corporate assets or liabilities are allocated a portion of those corporate assets and liabilities on a systematic, proportional basis.

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

We evaluate amortizable intangible assets and other long-lived assets for impairment, in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”) whenever changes in events or circumstances indicate carrying values may exceed their undiscounted cash flow forecasts. If undiscounted cash flow forecasts indicate the carrying value of a definite-lived intangible asset may not be recoverable, a fair value assessment is performed. Fair value estimates are derived from discounted cash flow forecasts for the intangible asset. If fair value is less than carrying value, an impairment charge equal to the difference is recorded, thereby reducing the intangible asset’s carrying value to its fair value. We also review the useful life assumptions for definite-lived intangible assets on a periodic basis to determine if changes in circumstances warrant revisions to them. All definite-lived intangible assets are amortized over the periods in which their economic benefits are expected to be realized.

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

No impairment charges were recorded during the nine months ended October 2, 2009 or September 26, 2008. The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2009 noting no impairment.

Restructuring, Restatement Related Costs and Other Charges. In accounting for our restructuring activities, we follow the provisions of ASC 420, “Exit or Disposal Cost Obligations” (formerly SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”). In accounting for these obligations, we make assumptions related to the amounts of employee severance, benefits, and related costs and to the time period over which facilities will remain vacant, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation has arisen. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount previously expensed against our earnings, and currently accrued on our consolidated balance sheet.

During the nine months ended October 2, 2009, the Company incurred costs to third parties, including auditors, attorneys, forensic accountants, and other advisors, that relate to the restatement of the Company’s previously issued financial statements as reported in its Form 10-K for the year-ended December 31, 2008 and its Form 10-Q for the quarter-ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in the Company’s restructuring, restatement related costs and other charges. No such amounts were incurred during the nine months ended September 26, 2008.

Pension Plans. Two of our subsidiaries, located in the United Kingdom and Japan, maintain retirement plans that are accounted for as defined benefit plans. In 2006, the Company implemented ASC 715, “Defined Benefit Plans” (formerly SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”). The impact of the adoption of the measurement date provision of ASC 715 was not material.

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

Recent Accounting Pronouncements

See Note 2 to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuation and interest rate sensitivity. During the nine months ended October 2, 2009, there have been no material changes to the information included under 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on April 13, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as of October 2, 2009, the end of the period covered by this report. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of October 2, 2009 to provide reasonable assurance that information required to be disclosed by us, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, because of the following material weaknesses in our internal control over financial reporting, which are more fully described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein, which have not been remediated as of October 2, 2009:

•	Inadequate and ineffective controls over the corporate financial statement close process

•	Inadequate and ineffective controls over the recognition of revenue

Changes in Internal Control Over Financial Reporting

We are taking corrective actions to remediate the material weaknesses listed above, including remediation actions described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein. However, as of October 2, 2009, we have not completed the remediation of the above material weaknesses.

Other than as noted above, there has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended October 2, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Chapter 11 Cases

On November 20, 2009, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for Delaware. On May 27, 2010, the Bankruptcy Court entered an order confirming and approving the Final Chapter 11 Plan for the Debtors and the Plan Documents (as defined in the Final Chapter 11 Plan). On July 23, 2010, the Debtors consummated their reorganization through a series of transactions contemplated by the Final Chapter 11 Plan, and the Final Chapter 11 Plan became effective pursuant to its terms. Certain claims under the Final Chapter 11 Plan remain subject to final resolution. See Note 13 to Consolidated Financial Statements for additional information on claims and Note 16 to Consolidated Financial Statements for additional information on the Chapter 11 Cases.

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

In connection with the preparation of our 2008 financial statements and the restatement of prior years’ financial statements, our management team and independent registered public accounting firm identified certain weaknesses in our internal controls that were considered to be material weaknesses and significant deficiencies. Specifically, such material weaknesses included: inadequate and ineffective controls over the financial statement close process; inadequate and ineffective controls over the accounting for revenue recognition; inadequate and ineffective controls over the accounting for income taxes; and, inadequate and ineffective controls over the evaluation process for the impairment assessment for goodwill, intangible assets and other long-lived assets. While the material weaknesses related to controls over the evaluation process for the impairment assessment for goodwill, intangible assets and other long-lived assets and accounting for income taxes were remediated during the nine months ended October 2, 2009, the material weaknesses over the financial statement close process and the accounting for revenue recognition have not yet been fully remediated. Prior to the remediation of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement of our financial statements.

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

During the three and nine months ended October 2, 2009, a significant portion of our revenues were derived from operations outside of the United States. The scope of our international operations subjects us to risks which could materially impact our results of operations, including:

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

On July 23, 2010, the Plan Effective Date, we issued an aggregate of 100,002,179 new common shares, no par value, pursuant to the Final Chapter 11 Plan. The new shares of common stock were issued in exchange for claims against or interests in the Debtors pursuant to the terms of the Final Chapter 11 Plan. Refer to Note 16 to Consolidated Financial Statements for additional information regarding transactions consummated on the Effective Date, including the issuance of new common shares. Consistent with the Bankruptcy Court’s Confirmation Order and applicable law, we relied on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), the issuance of such new common shares.

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
Glenn E. Davis

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