Form 10-K
period 2009-12-31
GSI GROUP INC
filed 2010-10-01
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-25705

GSI Group Inc.

(Exact name of registrant as specified in its charter)

New Brunswick, Canada	98-0110412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Middlesex Turnpike	01730
Bedford, Massachusetts, USA	(Zip Code)
(Address of principal executive offices)

(781) 266-5700

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Shares, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s outstanding common shares held by non-affiliates of the Registrant, based on the closing price of the common shares on The NASDAQ Stock Market on the last business day of the Registrant’s most recently completed second fiscal quarter (July 3, 2009) was approximately $13,454,112. For purposes of this disclosure, common shares held by officers and directors of the Registrant and by persons who hold more than 5% of the Registrant’s outstanding common shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12 , 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐    No  ☑

There were approximately 100,026,395 of the Registrant’s common shares, no par value, issued and outstanding on August 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

GSI GROUP INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2009

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

PART I

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. The Company makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the SEC. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,”, “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. The forward-looking statements contained in this Annual Report include, but are not limited to, statements related to: the adequacy of cash flows from operations and available cash, our ability to improve our liquidity, and the impact of our reorganization on our general liquidity including our ability to obtain working capital loans or to refinance our existing indebtedness; our ability to grow in the future and generate meaningful shareholder value; our ability to integrate businesses we have acquired; our ability to recruit permanent management; our industry position and our ability to operate successfully as markets recover; our internal controls over accounting for revenue recognition and our financial close process; our results of operations and financial condition; our ability to list our common shares on NASDAQ or another securities exchange and other statements that are not historical facts. All forward-looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward-looking statements.

Item 1. Business

OVERVIEW

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “ours”) design, develop, manufacture and sell photonics-based solutions (consisting of lasers, laser systems and electro-optical components), precision motion devices and associated precision motion control technology and systems. Our customers incorporate our technology into their products or manufacturing processes for a wide range of applications in a variety of markets, including: industrial, scientific, electronics, semiconductor, medical and aerospace. Our products enable customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications.

Our products are grouped into three segments: Precision Technology, Semiconductor Systems and Excel. We strive to create shareholder value through:

•	Organic sales growth by delivering a consistent stream of successful new product launches,

•	Generating high levels of cash flow from operations, and

•	Acquiring and successfully integrating businesses that have complementary and established core competencies.

GSI Group Inc. was founded and initially incorporated in Massachusetts in 1968 as General Scanning, Inc. (“General Scanning”). General Scanning developed, manufactured and sold components and subsystems used for high-speed micro positioning of laser beams. In 1999, General Scanning merged with Lumonics Inc., a Canadian company that developed, manufactured and sold laser-based, advanced manufacturing systems for electronics, semiconductor, and general industrial applications. The post-merger entity, GSI Lumonics Inc., continued under the laws of the Province of New Brunswick, Canada. In 2005, we changed our name to GSI Group Inc.

A number of significant events have occurred since August 2008 that are important to an understanding of our Company. These events are discussed below. Following the discussion of these recent events is a discussion of our continuing operations.

SIGNIFICANT RECENT EVENTS

Acquisition of Excel Technology, Inc. in August 2008

In August 2008, we acquired Excel Technology, Inc. (“Excel”), a designer, manufacturer and marketer of photonics-based solutions consisting of lasers, laser-based systems, precision motion devices and electro-optical components, primarily for industrial and scientific applications. Excel, which was headquartered in East Setauket, New York, manufactures its products in plants located in the United States and Germany, and sells its products to customers worldwide, both directly and indirectly through resellers and distributors. We acquired Excel in exchange for a cash payment of $368.7 million, including transaction costs, a portion of which was financed with proceeds from the issuance of $210.0 million of 11% Senior Notes due 2013 (the “2008 Senior Notes”). The 2008 Senior Notes are discussed further in the section below titled ‘Chapter 11 Bankruptcy Proceedings’, and in Notes 8 and 18 to Consolidated Financial Statements. Immediately following the acquisition, the Excel segment was comprised solely of the operations of the then-newly acquired entity. In 2009, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change. More specifically, certain portions of a specific product line within the Precision Technology segment were transferred to the Excel segment. The Company’s reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented. See Note 4 to Consolidated Financial Statements for further details regarding the acquisition of Excel.

Divesture of General Optics Business in October 2008

On October 8, 2008, we completed the sale of our General Optics business (the “U.S. Optics Business”), located in Moorpark, California, for a sale price of $21.6 million. The sale of our U.S. Optics Business resulted in a gain of $8.7 million, net of tax, and was reported as Gain on Disposal of Discontinued Operations in our consolidated statements of operations for the year ended December 31, 2008. This business was part of our Company’s Precision Technology segment. The results of operations of the U.S. Optics Business have been reported as income from discontinued operations in our consolidated statements of operations. See Note 5 to Consolidated Financial Statements for further information regarding the sale of the U.S. Optics Business.

Restatement of Financial Results

Following our acquisition of Excel, we encountered delays in the integration of Excel that led to a delay in the preparation of our Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2008 (the “2008 Q3 Report”). Shortly thereafter, prior the filing of the 2008 Q3 Report, we initiated an internal review of potential errors in the recognition of revenue related to sales to customers in the first and second fiscal quarters of 2008 in our Semiconductor Systems segment, which were brought to the attention of the Audit Committee of the Company’s Board of Directors by Company management. Following this initial internal review, the Audit Committee, in consultation with our outside legal counsel, determined that it was appropriate to undertake an independent review of the potential revenue recognition issues brought to its attention and, on or about November 25, 2008, initiated an independent review of sales transactions in the Semiconductor Systems segment and certain other sales transactions for fiscal years 2006, 2007 and 2008.

On December 4, 2008, we announced that we had identified errors in the timing of revenue recognized in connection with sales to customers in our Semiconductor Systems segment and that previously issued interim financial statements for the first and second quarters of 2008 should not be relied upon. We subsequently announced that we had identified additional revenue recognition errors related to the timing of revenue recognition from sales to certain Semiconductor Systems segment customers during fiscal years 2007 and 2006.

The Audit Committee determined, upon the recommendation of Company management, that the range of potential adjustments resulting from the identified errors was material to our previously issued interim and annual financial statements for 2007 and 2006 and, as a result, concluded that those financial statements should not be relied upon.

We voluntarily reported the results of the Audit Committee’s review to the Securities and Exchange Commission on April 30, 2009. In May 2009, we announced that we were undertaking a review of sales transactions of our Semiconductor Systems segment during fiscal years 2004 and 2005 to determine if adjustments needed to be made to those periods and in June 2009, we announced that we were undertaking a review of the timing of revenue recognized in connection with multiple element arrangements in our Precision Technology segment from 2004 through 2008 to determine if adjustments needed to be made to those periods (collectively with the Audit Committee’s review of transactions in the Semiconductor Systems segment and any other related Company reviews of transactions in the Semiconductor Systems segment and Precision Technology segment, the “Revenue Review”). We concluded that there were a number of adjustments required as a result of the Revenue Review that primarily related to revenue recognition, including adjustments to revenue, deferred revenue, cost of goods sold and deferred costs. The adjustments to revenue resulted in revenue and their related costs being deferred and recognized in subsequent periods once all revenue recognition criteria are met. These adjustments did not affect our cash balances.

Chapter 11 Bankruptcy Proceedings

On December 12, 2008, we announced that we had received four letters from certain holders of the 2008 Senior Notes issued in connection with the acquisition of Excel, alleging that we had failed to comply with the covenant in the Indenture governing our 2008 Senior Notes (the “2008 Senior Note Indenture”), that required us to file our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K within the time frames set forth in the SEC’s rules and regulations. Specifically, the letters alleged that we failed to file our 2008 Q3 Report within the time period specified by the rules and regulations of the SEC and that if such failure continued for 60 days from the date that we received notices of such failure from holders comprising at least 25% of the aggregate principal amount of the 2008 Senior Notes then outstanding, such failure would constitute an event of default under the 2008 Senior Note Indenture. We notified the trustee under the 2008 Senior Note Indenture that these letters did not constitute proper notice as required by the terms of the 2008 Senior Note Indenture, and continued working diligently to complete the review by our Audit Committee and to file our 2008 Q3 Report to avoid any claim of an “Event of Default” from occurring under the 2008 Senior Note Indenture. Upon receipt of the letters from the note holders, we commenced discussions with certain of the noteholders and, on June 30, 2009, announced that we had reached an agreement with certain beneficial owners holding greater than 75% of the outstanding aggregate principal amount of the 2008 Senior Notes on a non-binding term sheet to consensually restructure our outstanding obligations under the 2008 Senior Notes.

On November 20, 2009 (the “Petition Date”), following further negotiations between us and the noteholders regarding the restructuring, our holding company GSI Group Inc. (“GSIG”) and two of its United States subsidiaries, GSI Group Corporation (“GSI US”) and MES International, Inc. (“MES” and, collectively with GSIG and GSI US, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (the “Chapter 11 Cases”). Following the Petition Date, the Debtors continued to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. In late December 2009, the United States Trustee overseeing the Chapter 11 Cases appointed an Official Committee of Equity Security Holders (the “Equity Committee”) to represent the interests of our equity holders.

On May 24, 2010, the Debtors filed a modified chapter 11 plan with the Bankruptcy Court, which was supported by eight of ten beneficial holders of the 2008 Senior Notes (the “Consenting Noteholders”), the Equity Committee, and the Committee Members pursuant to a plan support agreement that we entered into on May 14, 2010, which superseded the prior plan support agreement. The modified chapter 11 plan was further supplemented on May 27, 2010 to provide for minor modifications to the May Plan (as supplemented, the “Final Chapter 11 Plan”). On May 27, 2010, the Bankruptcy Court entered an order confirming and approving the Final Chapter 11 Plan and the plan documents.

As contemplated by the Final Chapter 11 Plan, we conducted a rights offering in which we offered up to a maximum of $85 million of our common shares upon emergence from bankruptcy at a purchase price per share of $1.80 (the “Price Per Share”) to our existing shareholders (“Rights Offering”) which was backstopped by the Consenting Noteholders pursuant to a Backstop Commitment Agreement.

On July 23, 2010 (the “Effective Date”) the Debtors consummated their reorganization through a series of transactions contemplated by the Final Chapter 11 Plan, and the Final Chapter 11 Plan became effective pursuant to its terms. Pursuant to and in accordance with the Final Chapter 11 Plan, the Debtors entered into the material agreements described in Note 18 to Consolidated Financial Statements.

The Rights Offering was consummated on the Effective Date and the cash proceeds from the Rights Offering were, as provided in the Final Chapter 11 Plan, used to repay the remaining 2008 Senior Notes. As a result of the Rights Offering and the shares issued pursuant to the backstop commitment, our shareholders prior to the emergence from bankruptcy retained approximately 86.1% of our capital stock following emergence (subject to the distribution of shares placed in reserve pending resolution of certain litigation matters unrelated to the Chapter 11 Cases). The remaining 13.9% of our capital stock was issued to the holders of the 2008 Senior Notes in partial exchange of such notes and pursuant to the commitment of certain holders to backstop the Rights Offering. On the Effective Date, GSI US issued $107,040,000 in aggregate principal amount of 12.25% Senior Secured PIK Election Notes (the “New Notes”) in exchange for the remaining 2008 Senior Notes, which mature on July 23, 2014, pursuant to that certain Indenture, by and among GSI US, as issuer, the Guarantors named therein (including GSIG and MES) and The Bank of New York Mellon Trust Company, N.A., as trustee.

SEC Investigation

As discussed above under “Restatement of Financial Results”, we conducted the Revenue Review, which included a review of certain of our historical accounting practices. On May 14, 2009, we received a notice from the SEC indicating that the SEC is conducting a formal investigation relating to our historical accounting practices and the restatement of our historical consolidated financial statements. On September 16, 2010, the Company received a “Wells Notice” from the SEC, stating that the Staff is considering recommending that the Commission institute a civil injunctive action or administrative proceeding against the Company, alleging that the Company violated various provisions of the Securities Act and the Securities Exchange Act, and providing the Company with the opportunity to make a submission to the Staff in connection therewith. In connection with the contemplated action, the SEC may seek a permanent injunction or cease-and-desist order, disgorgement, prejudgment interest and the imposition of a civil penalty. The Company is cooperating fully with the SEC’s investigation.

NASDAQ Delisting Determination

On November 3, 2009, the NASDAQ Hearing Panel (the “Panel”) of The NASDAQ Stock Market (“NASDAQ”) notified us that it had determined to delist our common shares from the NASDAQ Global Select Market and to suspend trading in our common shares effective at the open of market on November 5, 2009. The Panel’s determination was made in connection with our non-compliance with the filing requirements set forth in Listing Rule 5250(c)(1) due to the delayed filing of certain of our periodic reports. As permitted by NASDAQ rules, we timely appealed the Panel’s determination to the NASDAQ Listing and Hearing Review Council (the “Listing Council”). On January 15, 2010, the Listing Council notified us that it had affirmed the Panel’s decision to delist our securities. On March 15, 2010, we received notification from The NASDAQ Stock Market, LLC Board of Directors (the “NASDAQ Board”) that the NASDAQ Board declined to call for review the January 15, 2010 decision of the Listing Council. Accordingly, pursuant to Listing Rule 5825, the Listing Council’s decision represents the final decision of NASDAQ. In accordance with Listing Rule 5830 and Rule 12d2-2 under the Securities Exchange Act of 1934, NASDAQ filed an application on Form 25 with the SEC on April 5, 2010, to delist our securities from NASDAQ. The application became effective April 15, 2010.

Our common shares are currently quoted on the Pink OTC Markets Inc. and trade under the symbol “LASR.PK”. We intend to seek relisting of our common shares on a national exchange as soon as practicable after we become current in our reporting obligations and otherwise meet the applicable listing requirements. There can be no assurance of when or if our common shares will be listed on NASDAQ or another stock exchange. See “Item 1A. Risk Factors”.

THE COMPANY’S CONTINUING OPERATIONS

The Company operates in three segments: Precision Technology, Semiconductor Systems and Excel, which are described below.

Precision Technology Segment

Our Precision Technology segment designs, manufactures, and markets lasers, optics, air bearing spindles, encoders, and thermal printers to customers worldwide. The products that we sell to original equipment manufacturers (“OEM’s”) include those based on our core competencies in laser, precision motion and motion control technology. The businesses that comprise our Precision Technology segment sell their products both directly and indirectly through resellers and distributors.

The Precision Technology segment has five major product lines:

Product Line	Key End Markets	Description

Lasers	Industrial, Electronics, Automotive, Medical, Packaging and Aerospace	Applications include welding, cutting, drilling, surface marking, and deep engraving of metal and plastic parts.

Optics	Aerospace, Telecommunications, and Industrial	Super flat and super polished optics, and high performance mirrors primarily used with a scanner to direct a laser light. Applications include scanners, the deflection of laser beams in aircraft gyroscopes, and bending optical light beams that transmit telecommunications data.

Printed Circuit Board Spindles	Electronics	High-speed air bearing spindles used to drill very small and precise holes in printed circuit boards. Other applications include semiconductors, industrial and printing.

Encoders	Electronics	Linear and rotary electro-optical tracking devices that measure movement with sub-micron accuracy. Applications include motion control of semiconductor and electronic manufacturing equipment, confocal microscopes, positioning magnetic rings on hard drives, precision manufacturing and coordinate measuring systems.

Thermal Printers	Medical	Rugged paper tape printers for the medical instruments and defibrillator markets.

Semiconductor Systems Segment

Our Semiconductor Systems segment designs, develops and sells production systems that process semiconductor wafers using laser beams and high precision motion technology. Systems manufactured by our Semiconductor Systems segment are sold to integrated device manufacturers and wafer processors. Our systems perform laser-based processing on all of the following types of semiconductors: general wafers used for logic or memory purposes, dynamic random access memory (DRAM, “Not And” or NAND) chips and high performance analog chips.

Semiconductor manufacturers’ main technology challenge is to meet the trend toward ever shrinking circuit sizes demanded by consumers of micro-electronics, such as cell phones. As semiconductor manufacturers put more memory on smaller dye, the two critical challenges for production system suppliers are the ability to provide systems that can process wafers with manufacturing accuracy to the sub-micron level and to increase the wafer processing throughput.

Our Semiconductor Systems segment has three major product lines:

Product Line	Key End Markets	Description

WaferRepair	Semiconductor—DRAM and Flash Memory chips	WaferRepair is used to raise production yields for 300mm and 200mm DRAM and NAND wafers to commercially acceptable levels.

WaferTrim	Semiconductor—high performance analog and mixed signal devices	WaferTrim systems enable production of high performance integrated circuits by precisely trimming analog and mixed signal integrated circuits with a laser beam to achieve a specified electrical resistance.

WaferMark	Semiconductor—silicon suppliers and integrated circuit factories	WaferMark systems are used to mark silicon wafers with characters or markings at various stages of the wafer and integrated circuit manufacturing process. The marks are designed to aid process control and device traceability.

Our Semiconductor Systems segment also includes two smaller product lines, CircuitTrim and SVS CircuitTrim systems, which are used in the production of thick and thin film resistive components for surface mount technology electronic circuits, known as chip resistors, as well as thick and thin film hybrid circuits, and for adjusting the performance of complete multi-chip modules. SVS inspection equipment is used to inspect pre- and post- reflow solder paste and component placement on printed circuit boards.

Excel Segment

Our Excel segment designs, manufactures and markets photonics-based solutions consisting of lasers, laser-based systems, precision motion devices and electro-optical components, primarily for industrial and scientific applications. We sell the products in the Excel segment to customers worldwide, both directly and indirectly through resellers and distributors.

The Excel segment has four major product lines:

Product Line	Key End Markets	Description

Lasers and Laser-Based Systems	Industrial, Scientific and Homeland Security	Applications include cutting, marking, engraving and micro-machining, scientific research, remote sensing and automation.

Scanners	Industrial, Medical, Scientific, Aerospace, Military and Academic	High precision motors that, when coupled with a mirror, can direct a laser beam with a high degree of accuracy. Applications include product laser marking and coding, laser machining and welding, high density via hole drilling of printed circuit boards, scanning microscopy, retinal scanning, laser-based vision correction, Optical Coherence Tomography imaging for laser-based biomedical diagnostics, high resolution printing, holographic imaging and storage, semiconductor wafer inspection and processing, 2D or 3D imaging and laser projection and entertainment.

Optics	Scanning	Thin-filmed optics primarily used with a scanner to direct a laser light. Applications include optical scanners, laser systems, professional motion picture cameras and a myriad of other industrial and scientific applications, as well as interferometry and research and development.

Light and Color Measurement	Aerospace, Automotive, Lighting, Motion Picture, Research and Development and related industries	Color metrology systems are used by a wide variety of industries for research, quality control and on-line testing, including portable battery operated Spectro radio meter, photometers and video photometers.

Excel’s Scanners product line includes certain portions of a specific product line within the Precision Technology segment which were transferred to and integrated with Excel’s existing business in 2009.

Products and Services

The following table shows the revenues and gross margins for each of the three segments for the year ended December 31, 2009 (dollars in thousands):

	Sales	Gross Profit Percentage
Precision Technology	$79,456	40.4%
Semiconductor Systems	49,669	32.2%
Excel	129,964	40.5%
Intersegment sales eliminations(1)	(4,701)	59.5%

Total	$254,388	38.5%

(1)	Sales of the Precision Technology segment’s products to the Excel and Semiconductor Systems segments and sales of the Excel segment’s products to the Precision Technology and Semiconductor Systems segments.

See Note 15 to Consolidated Financial Statements for additional financial information about our segments.

Customers

We have a diverse group of customers that includes companies that are global leaders in their industries. Many of our customers participate in several market segments. During the year-ended December 31, 2009, one customer, Powerchip Technology Corporation and certain related parties, accounted for approximately 10% of the Company’s sales. Powerchip Technology Corporation and certain related parties is a customer within the Semiconductor Systems segment. In 2008 and 2007, no single customer accounted for 10% or more of our sales.

Customers of our Semiconductor Systems segment include some of the major semiconductor and silicon wafer producers. Most of these customers are end users who use our systems to manufacture products that include silicon wafers, memory chips, and analog and hybrid micro-circuits in volume in their factories. A large number of these customers are based in Asia.

Customers of our Precision Technology and Excel segments include a large number of original equipment manufacturers who integrate our products into their systems for sale to end users. Some of our Precision Technology and Excel products are also sold directly to end users. Precision Technology segment and Excel segment customers include leaders in the semiconductor equipment, industrial systems, electronics, automotive, data storage, and medical equipment markets. A typical OEM customer will usually evaluate a product designed and manufactured by our Precision Technology segment or Excel segment before deciding to incorporate our product into their product or system. Customers generally choose suppliers based on a number of factors, including product performance, reliability, price, breadth of the supplier’s product offering, the financial condition of the supplier and the geographical coverage offered by the supplier. Once products of our Precision Technology segment and Excel segment have been designed into a given OEM customer’s product or system, there are generally significant barriers to subsequent supplier changes.

Backlog

As of July 2, 2010, our consolidated backlog was approximately $100 million. Orders included in backlog represent the total value of open orders for products and services that management has concluded have a reasonable probability of being delivered over the subsequent twelve month period. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period.

Manufacturing

Manufacturing functions are performed internally when management chooses to maintain control over critical portions of the production process or for cost related reasons. To the extent practical, we generally outsource the remaining portions of the production process. Our Semiconductor Systems segment focuses on outsourcing low value parts and modules and internally retains the tasks of final assembly of subsystems, testing and quality control.

Products offered by our Precision Technology segment are manufactured at facilities in Bedford, Massachusetts; Poole, Rugby and Taunton, United Kingdom; and Suzhou, China. The systems offered by our Semiconductor Systems segment are manufactured, assembled and tested in Bedford, Massachusetts. Products offered by our Excel segment are manufactured at facilities in Lexington, Massachusetts; East Setauket, New York; Orlando, Florida; Chatsworth, Oxnard and Santa Clara, California; Mukilteo, Washington; and Ludwigsburg, Germany.

All volume manufacturing of legacy laser products are moving from the Rugby, U.K. facilities, to other Company laser manufacturing sites.

Most of our products are manufactured under ISO 9001 certification.

Research and Development and Engineering

We are strongly committed to research and development for core technology programs directed at creating new products, product enhancements and new applications for existing products, as well as funding research into future market opportunities. Each of the markets that we serve is generally characterized by rapid technological change and product innovation. We believe that continued timely development of new products and product enhancements to serve existing and new markets is necessary to remain competitive.

In 2009, 2008 and 2007, respectively, we incurred research and development and engineering expenses of $28.3 million, $33.4 million and $29.9 million, which represents 11.1%, 11.6% and 10.3% of sales, respectively.

Marketing, Sales and Distribution

We sell our products worldwide through our direct sales force team and through distributors and sales agents. In the case of products sold through our direct sales force, or local sales, applications and service teams work closely with our customers and leverage incremental supporting organizations from the Company to ensure customer satisfaction with our products. Our distributors work with customers in a similar fashion.

•

Precision Technology products are sold worldwide mostly through our direct sales force but also through distributors, primarily to OEMs. Our Precision Technology businesses have sales and service centers located in Massachusetts, Michigan, California, United Kingdom, Germany, Switzerland, Taiwan, China, Singapore and Japan. Sumitomo Heavy Industries Ltd. (a shareholder of the Company) is a key distributor for certain products in Japan. Because of the fundamental nature and relatively small physical size of the products, our Precision Technology segment generally employs a factory direct strategy in support of its worldwide customer base except in the laser product line where parts and field technical support is significant.

•

Semiconductor Systems products are sold directly and, in some territories, through distributors. End users include semiconductor integrated device manufacturers and electronic component and assembly firms. Sales activities are directed from the product business unit sites in North America, Europe, Japan and Asia Pacific. Field offices are located close to key customers’ manufacturing sites to maximize sales and support effectiveness. Significant revenues are derived from the sale of parts, and the provisioning of services relating to the installed base of equipment previously sold to customers. We maintain field offices in Germany, Japan, South Korea, China, Taiwan and Singapore.

•

Excel products are sold worldwide mostly through our direct sales force but also through distributors, primarily to OEMs. The businesses comprising the Excel segment have sales and service centers located in Massachusetts, Florida, New York, Washington, California, United Kingdom, Germany, Italy, France, Malaysia, India and Japan. We also engage independent manufacturers’ representatives for the sale of our Excel segment products. Foreign sales of Excel segment products are handled primarily through foreign equipment distribution organizations. We have a 50% equity ownership in a joint venture based in Mumbai, India that markets, sells, installs and provides application support for certain of Excel’s products in the southern Asian region.

Competition

The markets in which we compete are dynamic and highly competitive. The markets in the photonics industry are characterized by intense competition and rapid technological change. Accordingly, we believe we must continue to improve and refine our existing products and systems and develop new applications for our technology.

Competitive factors in our Precision Technology and Excel segments include product performance, price, quality and reliability, features, flexibility, compatibility of products with existing systems, technical support, product breadth, market presence, on-time delivery and our overall reputation. The main competitive factors in the Semiconductor Systems segment include product performance, throughput and price. We believe that our products offer a number of competitive advantages, however, some of our competitors are substantially larger and have greater financial and other resources than us.

The table below illustrates the competition faced in the markets that we serve.

Segment	Product Line	Main Competitor(s)

Precision Technology	Lasers	Rofin-Sinar, Trumpf-Haas, IPG Photonics, Unitek-Miyachi, Lasag, and other specialized lasers and systems manufacturers

	Optics	Fragmented among numerous suppliers

	Printed circuit board spindles	ABL (owned by Hitachi), Mechatronics, Precise

	Encoders	Renishaw and Heidenhain

	Thermal printers	Advanced Printing Solutions

Semiconductor Systems	All semiconductor product lines	Electro Scientific Industries, Innolas, Shibaura, Omron

Excel	Lasers and laser-based systems	Rofin-Sinar, Coherent, Newport (Spectra-Physics), Electrox, Foba, Laservall, SEI S.p.A., Cheval Frere, Fotona, E.O. Technics, Trump-Haas, IPG Photonics, Hans Laser, Electro Scientific Industries, ULS, Clark-MXR, Femtolaser, Thales Laser, Cyber Laser, New Wave Research, Quantel Lasers, Big Sky Lasers, Amplitide, Litron, Ekspla, and other specialized lasers and systems manufacturers

	Scanners	Fragmented among numerous suppliers including Scanlabs GmbH and Hans Laser

	Optics	Fragmented among numerous suppliers

	Light and color measurement	Minolta and Topcon

Sources of Supply

We depend on an uninterrupted supply of a large number of parts and components. In some instances, we design and/or re-engineer the parts and components used in our products. Many of the parts and components that we use are critical and are available from a limited number of suppliers. We procure some of our parts and components from a single source. Sources for parts and components that we design and/or re-engineer may be more limited than off-the-shelf parts and components. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products. A disruption of or delay in this supply chain could potentially result in substantial manufacturing delays and additional costs. If our suppliers or subcontractors experience delays or difficulties that result in a reduction or interruption in the supply of parts to us, or if they fail to meet any of our manufacturing or quality requirements, our business could be harmed unless or until we are able to secure alternative sources. These components and manufacturing services may not continue to be available to us at favorable prices, or at all.

The businesses that comprise our Precision Technology segment source most of their parts externally. However, they also manufacture many parts, including some critical parts, internally, particularly in the air bearing spindle business. Fully functional electronics as well as certain key components, such as laser diodes, are purchased from external sources.

Our Semiconductor Systems segment purchases major subsystems, such as lasers, motion stages, vision systems and software, fully functional electronics and frames and racks, from the merchant market. Some of the optical components used in our systems are internally manufactured while others are purchased externally. In some cases, upper level assemblies and entire subsystems are outsourced to electronic manufacturing services companies.

In the Excel segment, we rely upon unaffiliated suppliers for the material components and parts used to assemble our products. Most parts and components purchased from suppliers are available from multiple sources.

During 2010, lead times for some parts purchased from outside suppliers have lengthened as a result of the worldwide economic recovery. While the longer lead times have not had a significant effect on our delivery of products to our customers, there can be no assurance that such delays will not increase and have an adverse effect on deliveries to our customers. We expect to be able to continue to obtain most required components and parts from a number of different suppliers, although there can be no assurance thereof. We cannot guarantee that our suppliers will continue to perform in a satisfactory fashion.

Patents and Intellectual Property

We rely upon a combination of copyrights, patents, trademarks, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We hold approximately 400 issued patents, approximately 240 in the United States and approximately 160 in foreign countries. These patents are set to expire from 2010 through 2027. Additionally, we have approximately 230 pending patents, approximately 45 in the United States and approximately 185 in foreign countries. The issued patents cover various products in many of our key product categories, particularly semiconductor systems, optical scanning products, encoders, air bearing spindles, and lasers. In addition, we also have trademarks registered in the United States and foreign countries. We will continue to actively pursue application for new patents and trademarks as we deem appropriate. However, there can be no assurance that any other patents will be issued to us or that such patents, if and when issued, will provide any protection or benefit to the Company.

Although we believe that our patents and pending patent applications are important, we rely upon several additional factors that are essential to our business success, including: market position, technological innovation, know-how and product performance. There can be no assurance that we will realize any of these advantages.

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

Additionally, we have received in the past, and could receive in the future, notices from third parties alleging that our products infringe patents or other proprietary rights. Although we believe that our products are non-infringing or that we have the patents and/or licenses to allow us to lawfully sell our products, we may be sued for infringement, which could adversely affect us. For a further discussion of the importance to our business of, and the risks attendant to, intellectual property rights, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Human Resources

Employees by functional area, as of December 31, 2009, are as follows:

	Number of Employees	Percentage
Production operations and field service	746	58%
Research and development	223	17
Selling, general and administrative	328	25

Total	1,297	100%

Geographic Information

Information regarding the geographic components of our sales and long-lived assets is provided in Note 15 to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Government Regulation

We are subject to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the National Center for Devices and Radiological Health, a branch of the United States Food and Drug Administration. Among other things, those regulations require laser manufacturers to file new product and annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to incorporate design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes (based on the level of radiation from the laser that is accessible to users). Various warning labels must be affixed and certain protective devices installed depending on the class of product. The National Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of the regulatory requirements. We believe that we are currently in compliance with these regulations.

We are subject to similar regulatory oversight, including comparable enforcement remedies, in the European markets we serve.

Available Information, Website and Access to Financial Filings

We file annual, quarterly and current reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Our SEC filings are available on the Internet at the SEC’s website at http://www.sec.gov. You may also access any document we have filed by visiting the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information about the public reference rooms. Financial and other information relating to the Company can also be accessed from our Internet website at http://www.gsig.com/investors/. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file with or furnish to the SEC.

We make available, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. In addition, the Company’s reports and other information are filed with securities commissions or other similar authorities in Canada, and are available over the Internet at http://www.sedar.com.

Additionally, we post a copy of our Code of Ethics on our website at http://www.gsig.com/about/.

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

In connection with the preparation of our 2008 and 2009 financial statements, our management team and independent registered public accounting firm identified certain weaknesses in our internal controls that were considered to be material weaknesses and significant deficiencies. Specifically, as they relate to the 2008 financial statements, such material weaknesses included: inadequate and ineffective controls over the financial statement close process; inadequate and ineffective controls over the accounting for revenue recognition; inadequate and ineffective controls over the accounting for income taxes; and, inadequate and ineffective controls over the evaluation process for the impairment assessment for goodwill, intangible assets and other long-lived assets. The material weaknesses related to income taxes and the evaluation process for the impairment assessment for goodwill, intangible assets, and other long-lived assets were remediated during 2009. The material weaknesses that were identified in 2009 related to inadequate and ineffective controls over the accounting for Semiconductor Systems revenue recognition and inadequate and ineffective controls over the financial statement close process. Prior to the remediation of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement of our financial statements.

We are currently designing and implementing new procedures and controls intended to address the material weaknesses described above over the financial statement close process and the accounting for revenue recognition. While this design and implementation phase is underway we are relying significantly on outside accounting professionals until permanent employees can be hired to fill these roles and on manual procedures to assist us with meeting the objectives otherwise fulfilled by an effective controls environment. We note that a system of procedures and controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all systems of procedures and controls, no evaluation can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, procedures and controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override. The design of any system of procedures and controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our systems of procedures and controls, as we further develop and enhance them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective system of procedures and controls, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements.

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

During the year ended December 31, 2009, 68.4% of our revenues were derived from operations outside of the United States. The scope of our international operations subjects us to risks which could materially impact our results of operations, including:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The principal owned and leased properties of the Company and its subsidiaries are listed in the table below.

Location	Principal Use	Current Segment (a)	Approximate Square Feet	Owned/Leased
Bedford, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales and Administrative	1,2,4	147,000	Leased; expires in 2013

Rugby, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administrative	1	40,500	Leased; expires in 2019

Poole, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administrative	1	51,000	1 unit owned; 1 unit with land leases through 2073 and 2078

Orlando, Florida, USA	Manufacturing, R&D, Marketing, Sales and Administrative	3	80,000	Owned

East Setauket, New York, USA(b)	Manufacturing, R&D, Marketing, Sales and Administrative	3	65,000	Leased; expires in 2012

Mukilteo, Washington, USA	Manufacturing, R&D, Marketing, Sales and Administrative	3	63,000	Owned

Suzhou, People’s Republic of China	Manufacturing, R&D, Marketing, Sales and Administrative	1	55,000	Leased; expires in 2011

Santa Clara, California, USA	Manufacturing, Marketing, Sales and Administrative	3	44,388	Leased; expires in 2013

Lexington, Massachusetts, USA	Manufacturing, Marketing, Sales and Administrative	3	33,339	Leased; expires in 2016

Ludwigsburg, Germany	Manufacturing, R&D, Marketing, Sales and Administrative	3	22,500	Leased; expires in 2011

Chatsworth, California, USA	Manufacturing, R&D, Marketing, Sales and Administrative	3	22,000	Owned

Taunton, United Kingdom	Manufacturing, R&D, Marketing and Sales	1	19,000	Leased; expires in 2017

Mumbai, India	Service, R&D, Sales and Administrative	3	16,769	Owned

Oxnard, California, USA	Manufacturing and Administrative	3	14,000	Leased; expires in 2014

(a)	The facilities house product lines that belong to the following segments:

1 — Precision Technology Segment

2 — Semiconductor Systems Segment

3 — Excel Segment

4 — Corporate

(b)	Pursuant to a Payment-in-Lieu-of-Tax Agreement with the Town of Brookhaven Industrial Development Agency, title to the East Setauket, New York property is held in the name of the town. We lease the property pursuant to a lease agreement with the town. Upon expiration of the lease agreement at the end of November, 2012 (or earlier if the agreement is terminated according to its terms), we are obligated to purchase and the town, subject to our compliance with the agreement, is obligated to sell the property for a nominal fee.

On July 23, 2010, we entered into mortgages for our Orlando, Florida, Los Angeles, California, and Mukilteo, Washington properties as well as our interest in the East Setauket, New York property. See “Chapter 11 Bankruptcy Cases” in Note 18 to Consolidated Financial Statements for additional information.

Additional research and development, sales, service and logistics sites are located in California, Colorado, United Kingdom, Germany, France, Italy, Japan, Korea, Taiwan, China, Malaysia and Sri Lanka. These additional offices are in leased facilities occupying approximately 83,000 square feet in the aggregate.

A portion of the Company’s leased facility in Bedford, Massachusetts, and its owned facility in Orlando, Florida are currently underutilized. The Company leases a 29,000 square foot building in Munich, Germany. However, as a result of prior year restructuring activities, this building had more space than the Company needed in this location and, in 2007, this building was fully sublet through a portion of the remaining term of the lease which ends in 2013. The Company also leases 13,000 square feet of space in Novi, Michigan. However, as a result of a 2008 restructuring activity, this space was abandoned, and is also being sublet. The Company continues to pay for this space in Novi until the expiration of the lease in 2012.

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

On December 12, 2008, in connection with the delayed filing of its results for the quarter ended September 26, 2008, and the announcement of a review of revenue transactions, a putative shareholder class action alleging federal securities violations was filed in the United States District Court for the District of Massachusetts against us, a former officer and a then-current officer and director. Specifically, the complaint alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks recovery of damages in an unspecified amount. The action was brought on behalf of a putative class of shareholders who purchased the Company’s stock between April 30, 2008 and December 3, 2008. A lead plaintiff, Mason Tenders District Council Trust Funds, was appointed on May 8, 2009. On July 1, 2009, the Court ordered lead plaintiff to file a consolidated or amended complaint within 30 days of the Company’s filing of restatements for certain of its historical financial results with the SEC. In May 2010, the parties reached an agreement in principle to settle the litigation. The settlement covers purchasers of the common stock of the Company between February 27, 2007 and June 30, 2009. On July 30, 2010, a Motion for Certification of a Settlement Class and for Preliminary Approval of Class Action Settlement was filed with the court. The settlement is subject to preliminary and final approval by the United States District Court. Although the settlement agreement has not yet been approved by the United States District Court, the total settlement amount is within the Company’s insurance policy limits; the Company’s contribution to the settlement amount would be limited to the balance of the Company’s self-insured retention.

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

Chapter 11 Cases

On November 20, 2009, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for Delaware. On May 27, 2010, the Bankruptcy Court entered an order confirming and approving the Final Chapter 11 Plan for the Debtors and the Plan Documents (as defined in the Final Chapter 11 Plan). On July 23, 2010, the Debtors consummated their reorganization through a series of transactions contemplated by the Final Chapter 11 Plan, and the Final Chapter 11 Plan became effective pursuant to its terms. Certain claims under the Final Chapter 11 Plan remain subject to final resolution. See Note 14 to Consolidated Financial Statements for additional information on claims and Note 18 to Consolidated Financial Statements for additional information on the Chapter 11 Cases.

SEC Investigation

As discussed under “Significant Recent Events—Restatement of Financial Results” in Item 1 of this Annual Report on Form 10-K, we conducted the Revenue Review, which included a review of certain of our historical accounting practices. On May 14, 2009, we received a notice from the SEC indicating that the SEC is conducting a formal investigation relating to our historical accounting practices and the restatement of our historical consolidated financial statements. On September 16, 2010, the Company received a “Wells Notice” from the SEC, stating that the Staff is considering recommending that the Commission institute a civil injunctive action or administrative proceeding against the Company, alleging that the Company violated various provisions of the Securities Act and the Securities Exchange Act, and providing the Company with the opportunity to make a submission to the Staff in connection therewith. In connection with the contemplated action, the SEC may seek a permanent injunction or cease-and-desist order, disgorgement, prejudgment interest and the imposition of a civil penalty. The Company is cooperating fully with the SEC’s investigation.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Shares, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since July 23, 2010, the Company’s common shares, no par value, have been quoted on the Pink OTC Markets Inc. under the trading symbol “LASR.PK”. From November 20, 2009 through July 23, 2010, the Company’s common shares were quoted on the Pink OTC Markets, Inc. under the trading symbol “GSIGQ”. From November 5, 2009 through November 19, 2009, the Company’s common shares were quoted on the Pink OTC Markets Inc. under the trading symbol “GSIG”. From January 1, 2008 through November 4, 2009, the Company’s common shares traded on The NASDAQ Stock Market under the trading symbol “GSIG”. The following table sets forth the high and low sales prices during the periods indicated.

	2009		2008
	High	Low	High	Low
First Quarter	$1.18	$0.51	$9.63	$7.49
Second Quarter	1.38	0.59	8.49	7.30
Third Quarter	0.93	0.52	7.95	3.29
Fourth Quarter	0.97	0.60	3.86	0.43

Holders

As of the close of business on August 31, 2010, there were approximately 38 holders of record of our common shares. Since many of the common shares are registered in “nominee” or “street” names, the Company believes that the total number of beneficial owners is considerably higher.

Dividend Policy

The Company has never declared or paid cash dividends on its common shares. The Company currently intends to retain any current and future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On July 23, 2010, the Plan Effective Date, we issued an aggregate of 100,002,179 new common shares, no par value, pursuant to the Final Chapter 11 Plan. The new shares of common stock were issued in exchange for claims against or interests in the Debtors pursuant to the terms of the Final Chapter 11 Plan. Refer to Note 18 to Consolidated Financial Statements for additional information regarding transactions consummated on the Effective Date, including the issuance of new common shares. Consistent with the Bankruptcy Court’s Confirmation Order and applicable law, we relied on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), the issuance of such new common shares.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

None.

NASDAQ Listing Requirements

As described earlier in this Annual Report on Form 10-K, NASDAQ suspended trading in our common shares effective at the open of market on November 5, 2009 due to our non-compliance with the filing requirements set forth in Listing Rule 5250(c)(1) due to the delayed filing of certain of our periodic reports. In accordance with Listing Rule 5830 and Rule 12d2-2 under the Securities Exchange Act of 1934, NASDAQ filed an application on Form 25 with the SEC on April 5, 2010, to delist our securities from NASDAQ. The application became effective April 15, 2010. Our common shares, no par value, are currently quoted on the Pink OTC Markets Inc. under the trading symbol “LASR.PK”.

Performance Graph

The following graph compares the cumulative total return to stockholders for the Company’s common shares for the period from December 31, 2004 through December 31, 2009 with the NASDAQ Composite Index and the Philadelphia Semiconductor Sector Index. The comparison assumes an investment of $100 is made on December 31, 2004 in the Company’s common shares and in each of the indices and in the case of the indices it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

Item 6. Selected Financial Data

The data for the consolidated balance sheets as of December 31, 2006 and 2005 and the consolidated statements of operations for the year ended December 31, 2005 were previously restated to reflect the impact of the adjustments from the Revenue Review, other adjustments which had been previously identified but not previously recorded due to their materiality, and adjustments to our provision for income tax, but such restated data have not been audited and is derived from the books and records of the Company. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements.

On November 20, 2009, the Company, along with two of its subsidiaries, voluntarily filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Under the Bankruptcy Code, the Company’s status as a bankruptcy debtor automatically accelerated the payment of all of the Company’s debt, including the debt arising under the 2008 Senior Notes. Accordingly, the Company classified this debt as current as of December 31, 2008 and has classified the debt as part of liabilities subject to compromise as of December 31, 2009.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
					(Unaudited)
Condensed Consolidated Statements of Operations:
Sales	$254,388	$288,468	$291,081	$259,030	$248,283
Gross profit	97,952	97,618	113,133	102,398	98,239
Operating expenses:
Research and development and engineering	28,254	33,449	29,861	30,130	25,460
Selling, general and administrative	59,828	65,904	59,545	62,893	58,681
Amortization of purchased intangible assets	5,805	5,714	2,213	2,131	1,971
Impairment of goodwill, intangible assets and other long-lived assets	1,045	215,051	—	—	—
Acquisition related in-process research and development charge	—	12,142	—	—	—
Restructuring, restatement related costs and other	16,291	10,485	6,655	—	212
Pre-petition professional fees	6,966	—	—	—	—

Total operating expenses	118,189	342,745	98,274	95,154	86,324

Income (loss) from operations	(20,237)	(245,127)	14,859	7,244	11,915
Interest income (expense), foreign transaction gains (losses) and other income (expense), net	(28,067)	(6,694)	7,313	2,526	1,938

Income (loss) from continuing operations before reorganization items and income taxes	(48,304)	(251,821)	22,172	9,770	13,853
Reorganization items	(23,606)	—	—	—	—

Income (loss) from continuing operations before income taxes	(71,910)	(251,821)	22,172	9,770	13,853
Income tax provision (benefit)	(773)	(39,032)	7,484	2,914	(4,371)

Income (loss) from continuing operations	(71,137)	(212,789)	14,688	6,856	18,224
Income (loss) from discontinued operations, net of tax	(132)	270	467	645	(445)
Gain on disposal of discontinued operations, net of tax	—	8,732	—	—	—

Consolidated net income (loss)	(71,269)	(203,787)	15,155	7,501	17,779
Less: Net income attributable to non-controlling interest	(61)	(60)	—	—	—

Net income (loss) attributable to GSI Group Inc	$(71,330)	$(203,847)	$15,155	$7,501	$17,779

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
					(Unaudited)
Income (loss) from continuing operations attributable to GSI Group Inc. per common share:
Basic	$(1.49)	$(4.94)	$0.35	$0.16	$0.44
Diluted	$(1.49)	$(4.94)	$0.34	$0.16	$0.44
Income (loss) from discontinued operations attributable to GSI Group Inc. per common share:
Basic	$—	$0.21	$0.01	$0.02	$(0.01)
Diluted	$—	$0.21	$0.01	$0.02	$(0.01)
Net income (loss) attributable to GSI Group Inc. per common share:
Basic	$(1.49)	$(4.73)	$0.36	$0.18	$0.43
Diluted	$(1.49)	$(4.73)	$0.36	$0.18	$0.42
Weighted average common shares outstanding— basic	47,747	43,125	42,364	41,896	41,548
Weighted average common shares outstanding— diluted	47,747	43,125	42,645	42,251	41,856

	December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
				(Unaudited)	(Unaudited)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$63,328	$69,001	$172,387	$136,501	$93,643
Working capital (deficit)	152,220	(8,070)	267,062	232,427	202,798
Total assets	436,701	520,317	507,645	464,143	397,100
Deferred revenue, current and long-term	55,755	84,225	101,563	80,283	36,511
Debt, current	—	185,115	—	—	—
Liabilities subject to compromise	220,560	—	—	—	—
Long-term liabilities, excluding deferred revenue	42,069	44,964	20,262	25,734	25,577
Total stockholders’ equity	84,311	152,897	345,678	317,676	295,753

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Annual Report on Form 10-K. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, anticipated financial performance; the impact of our delisting from NASDAQ and the ability to relist our shares on a national securities exchange; our ability to continue as a going concern; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases; anticipated sales performance; industry trends; market conditions; changes in accounting principles and changes in actual or assumed tax liabilities; expectations regarding tax exposure; anticipated reinvestment of future earnings; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and dispositions and anticipated benefits from prior acquisitions; anticipated outcomes of the SEC investigation and legal proceedings and litigation matters; and anticipated use of currency hedges. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in Item 1A of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements, See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Business Overview

We design, develop, manufacture and sell photonics-based solutions (consisting of lasers, laser systems and electro-optical components), precision motion devices, and associated precision motion control technology and systems. Our customers incorporate our technology into their products or manufacturing processes for a wide range of applications in the industrial, scientific, electronics, semiconductor, medical and aerospace markets. Our products enable customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications, including device complexity and miniaturization.

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

Strategy

We strive to expand our presence in the markets we serve both through organic growth and strategic acquisitions. This strategy led to our acquisition of Excel Technology, Inc. in the third quarter of 2008. The acquisition of Excel represented a major step in our effort to penetrate attractive markets that depend on photonics-based solutions. The acquisition also allowed our Precision Technology segment to expand its presence in several markets that it serves. During 2008 and 2009, we undertook steps to integrate parts of Excel’s business with those of GSI. As a result of the bankruptcy filing by GSI Group, Inc. and two of its wholly-owned U.S. subsidiaries, further integration of the two businesses was delayed. We expect to have additional opportunities to integrate the two businesses in the future but our primary focus in the near term will be on the continued development and introduction of new products, increasing our presence in markets we currently serve and identifying new market opportunities for existing products. In addition, we intend to continue to explore potential divestments of non-strategic businesses.

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

Significant Events

The following significant transactions and events occurred in 2007, 2008, 2009 and 2010 through the filing of this Annual Report on Form 10-K:

1.	Chapter 11 Bankruptcy—On November 20, 2009, GSI Group, Inc. and two of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. Following the Petition Date, the Debtors continued to operate their businesses as debtors-in-possession. On May 27, 2010, the Bankruptcy Court entered an order confirming and approving the Final Chapter 11 Plan for the Debtors and on July 23, 2010, the Debtors emerged from bankruptcy. Refer to Part I, Item 1—Business and Notes 1, 2, 8, 14 and 18 to Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the Chapter 11 Cases.

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

3.	Reassessment of the Carrying Value of Goodwill, Intangible Assets and Other Long-lived Assets—As a result of the Chapter 11 bankruptcy filing on November 20, 2009, we reassessed the carrying value of our goodwill, intangible assets and other long-lived assets and recorded an impairment charge of $1.0 million. During the fourth quarter of fiscal 2008, as a result of the world-wide economic downturn and the adverse impact it was having on our business, we reassessed the carrying value of our goodwill, intangible assets and other long-lived assets. As a result of that reassessment, we recorded an impairment charge of $215.1 million. Refer to Note 6 to Consolidated Financial Statements for information regarding goodwill and intangible assets and the impairment charges we recognized.

4.	Restructuring, Restatement Related Costs and Other Charges—In 2007, 2008 and 2009, we recorded restructuring, restatement related costs and other charges of $6.7 million, $10.5 million and $16.3 million, respectively. The 2009 restructuring, restatement related costs and other charges primarily relate to fees paid to professionals in connection with the revenue review and restatement of our historical financial statements described below, the SEC investigation, the shareholder class action and the internal FCPA review. The 2008 and 2007 restructuring and other charges primarily relate to a number of initiatives to reduce our workforce, the cessation or relocation of certain activities, and the revenue review and related restatement of our historical financial statements. These activities are discussed further below in the discussion of our results of operations for the years ended December 31, 2009, 2008 and 2007. Additional information may be found in Note 13 to Consolidated Financial Statements.

5.	Reorganization Items—Reorganization items represent amounts that are recorded in our consolidated financial statements as a result of the bankruptcy proceedings. In connection with our Chapter 11 bankruptcy filing on November 20, 2009, we were required to reclassify certain current and long term obligations to liabilities subject to compromise, including our 2008 Senior Notes debt obligation. As a result, we recorded a $22.4 million charge to eliminate our debt discount, deferred financing costs and accrued warrant penalty related to the 2008 Senior Notes. In addition, we incurred $1.2 million in professional fees from the date of our bankruptcy filing through December 31, 2009. See Note 2 to Consolidated Financial Statements.

6.	Pre-petition Professional Fees—During the year ended December 31, 2009, we incurred approximately $7.0 million for professional fees prior to the Petition Date related to the financial and legal advisors retained to assist in the analysis of debt restructuring alternatives as well as related to financial and legal advisors retained by the noteholders. Refer to Note 2 to Consolidated Financial Statements for additional information regarding the Chapter 11 Cases.

7.	Restatement of Historical Financial Statements—During the preparation of our financial statements for the quarter ended September 26, 2008, we discovered errors in the timing of the recognition of revenue from certain sales transactions in our Semiconductor Systems segment. As a result of this discovery, we undertook a review of the accounting treatment for sales transactions in our Semiconductor Systems segment and Precision Technology segment for fiscal years 2004 through 2008. We subsequently restated our financial results for 2004 through 2007 as reflected in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Quarterly Report on Form 10-Q for the fiscal period ended September 26, 2008 that we filed on April 13, 2010.

8.

Divestiture of our U.S. Optics Business—In October 2008, we completed the sale of our U.S. Optics Business, which was historically included in our Precision Technology segment, for $21.6 million. The sale of this business resulted in a gain of $8.7 million that is reported as Gain on Disposal of

Discontinued Operations, net of tax, in our consolidated statements of operations. This sale is more fully described in Note 5 to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

9.	Acquisition of Excel Technology, Inc.—In August 2008, we acquired Excel Technology, Inc., a designer, manufacturer and marketer of photonics-based solutions consisting of lasers, laser based systems, precision motion devices and electro-optical components, primarily for industrial and scientific applications, for $368.7 million, including transaction costs. A portion of the purchase price was paid with the proceeds from the issuance of $210.0 million of the 2008 Senior Notes, which were restructured as part of the Chapter 11 Cases. Approximately $282.6 million of the purchase price was assigned to goodwill and intangible assets. In December 2008, as a result of the world-wide economic downturn and its effect on our business, we reassessed the carrying value of all of our goodwill and intangible assets, including those resulting from the acquisition of Excel. As a result of that reassessment, we recorded a total impairment charge of $215.1 million that included $180.6 million for the impairment of Excel’s goodwill and intangible assets. Excel has complementary products, technologies, and distribution channels to ours that we believe will enable us to provide customers with a significantly broader set of technical solutions and to expand our market share. Excel has been included in our consolidated operating results since August 20, 2008. Refer to Notes 4, 6 and 8 to Consolidated Financial Statements for additional information regarding the acquisition of Excel, the impairment of goodwill and intangible assets and the 2008 Senior Notes.

Overview of Financial Results

As a result of the significant events discussed above, our financial results in 2009 and 2008 differ significantly from those in prior years. In 2009, we reported a net loss of $71.3 million, compared to a net loss of $203.8 million in 2008 and net income of $15.2 million in 2007. Our 2009 operating results included $47.9 million of non-recurring charges comprised of $1.0 million relating to the impairment of our goodwill and intangible assets, $16.3 million of restructuring, restatement related costs and other charges, approximately $7.0 million of prepetition professional fees related to the debt restructuring analysis that preceded the Chapter 11 Cases and $23.6 million of net reorganization items. Our 2008 operating results included $237.7 million of non-recurring charges comprised of $215.1 million relating to the impairment of our goodwill, intangible assets and other long-lived assets, $12.1 million of acquisition related in-process research and development that was written off in connection with our acquisition of Excel and $10.5 million of restructuring, restatement related costs and other charges.

Our financial results for 2008 and 2009 reflect the adverse impact that the world-wide economic downturn had on demand for our products beginning in the latter half of 2008. The reduced demand for our products significantly contributed to the $203.8 million loss we reported for 2008. We experienced a further deterioration in demand for our products in the first half of 2009, thus contributing to the $71.3 million loss for 2009. Sales declined in the Precision Technology segment during the second half of 2008 and the first half of 2009; Excel was not owned in the first half of 2008. Beginning in the second half of 2008 and continuing through most of 2009, demand for products manufactured by our Semiconductor segment underwent a particularly pronounced decline, as the semiconductor industry went through one of the worst downturns in the industry’s history. Overall sales recovered somewhat in the latter part of 2009. The specific components of our losses in 2008 and 2009, and enhanced discussion of the factors that led to these losses are further discussed below in the comparison of our 2009 and 2008 financial results.

Results of Operations

The following table sets forth our results of operations as a percentage of sales for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Sales	100.0%	100.0%	100.0%
Cost of goods sold	61.5	66.2	61.1

Gross profit	38.5	33.8	38.9

Operating expenses:
Research and development and engineering	11.1	11.6	10.3
Selling, general and administrative	23.5	22.8	20.5
Amortization of purchased intangible assets	2.3	2.0	0.8
Impairment of goodwill, intangible assets and other long-lived assets	0.4	74.5	—
Acquisition related in-process research and development charge	—	4.2	—
Restructuring, restatement related costs and other	6.5	3.7	2.3
Prepetition professional fees	2.7	—	—

Total operating expenses	46.5	118.8	33.9

Income (loss) from operations	(8.0)	(85.0)	5.0
Interest income	0.1	1.1	2.2
Interest expense	(10.9)	(3.6)	—
Foreign exchange transaction gains (losses)	(0.3)	0.4	0.2
Other income (expense), net	0.1	(0.2)	0.1

Income (loss) from continuing operations before reorganization items and income taxes	(19.0)	(87.3)	7.5
Reorganization items	(9.3)	—	—

Income (loss) from continuing operations before income taxes	(28.3)	(87.3)	7.5
Income tax provision (benefit)	(0.3)	(13.5)	2.6

Income (loss) from continuing operations	(28.0)	(73.8)	4.9
Income (loss) from discontinued operations, net of tax	—	—	0.2
Gain on disposal of discontinued operations, net of tax	—	3.1	—

Consolidated net income (loss)	(28.0)	(70.7)	5.1
Less: Net income (loss) attributable to non-controlling interest	—	—	—

Net income (loss) attributable to GSI Group Inc.	(28.0)%	(70.7)%	5.1%

Years Ended December 31, 2009 and 2008

Sales

The following table sets forth sales by business segment for 2009 and 2008 in dollars (dollars in thousands) and percentage change:

	2009	2008	Increase (Decrease)	Percentage Change
Precision Technology	$79,456	$138,684	$(59,228)	(42.7)%
Semiconductor Systems	49,669	88,342	(38,673)	(43.8)%
Excel	129,964	63,736	66,228	103.9%
Intersegment sales eliminations(1)	(4,701)	(2,294)	(2,407)	104.9%

Total	$254,388	$288,468	$(34,080)	(11.8)%

(1)	Sales of the Precision Technology segment’s products to the Excel and Semiconductor Systems segments and sales of the Excel segment’s products to the Precision Technology and Semiconductor Systems segments.

During 2009, Precision Technology product lines’ sales decreased by $59.2 million, or 42.7%, from $138.7 million in 2008 to $79.5 million in 2009. Sales decreased across all of the significant product lines that comprise the Precision Technology segment. However, the overall decrease in sales was primarily attributable to a decline in sales of Spindles, Lasers and Encoders during the first half of 2009. Worldwide demand for those products and in general weakened markedly in late 2008 as turmoil in world financial markets intensified, credit conditions tightened and business and consumer confidence plummeted. The weakness in demand continued during the first half of 2009 before starting to recover late in 2009.

Semiconductor Systems segment sales transactions are generally multiple element arrangements that are accounted for in accordance with the provisions of ASC 605-25, “Multiple Element Arrangements” (formerly Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables”). Due to the multiple element nature of Semiconductor Systems segment sales transactions, sales in any given period may not correspond to shipments. During 2009, Semiconductor Systems segment sales decreased by $38.7 million, or 43.8%, from $88.3 million in 2008 to $49.7 million in 2009. The decrease in Semiconductor Systems sales was primarily attributable to the global slowdown in semiconductor manufacturing due to markedly weakened end-user demand for electronic products. The slowdown in demand for capital equipment by semiconductor manufacturers had a dramatic adverse effect on sales of our Semiconductor Systems segment beginning late in 2008 and continuing through late 2009. Sales for 2009 and 2008 of our Semiconductor Systems segment include the recognition of revenue that had been deferred from orders placed by customers prior to 2008, but had not been recognized in the period in which the order was received due to previously undelivered elements or unresolved commitments. The revenue related to these orders was recognized in 2009 and 2008 once the final deliverables or commitments were resolved. The deferred revenue included in our consolidated balance sheet at December 31, 2009 and December 31, 2008 is primarily related to our Semiconductor Systems segment. The total deferred revenue balance decreased by $28.4 million, or 33.7%, from $84.2 million at December 31, 2008 to $55.8 million at December 31, 2009. A significant portion of the deferred revenue balance at December 31, 2008 was recognized as revenue in the first half of 2009. We expect that a significant portion of the deferred revenue balance at December 31, 2009 will be recognized as revenue in 2010 after the final deliverables or commitments are resolved.

Excel segment sales increased by $66.2 million, or 103.9%, from $63.7 million in 2008 to $130.0 million in 2009. The Excel segment contributed sales of $63.7 million from the date of acquisition in August 2008 to December 31, 2008. The increase in our Excel segment sales reflects a full year of operations. The Excel segment was established following the acquisition of Excel in August 2008. Originally, the Excel segment was comprised solely of the operations of the then-newly acquired entity. In 2009, we changed the structure of our internal organization in a manner that caused the composition of our reportable segments to change. More specifically, certain portions of a specific product line within the Precision Technology segment were transferred to the Excel segment. Our reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented.

We measure sales to our customers based on the geographic location of each customer. Based on these locations, $80.3 million and $88.5 million, or 31.6% and 30.7%, of our total sales were made to customers in the United States in 2009 and 2008, respectively. Our sales to customers outside of the United States represented $174.1 million and $199.9 million, or 68.4% and 69.3%, of our total sales in 2009 and 2008, respectively. The difference in proportion of our sales derived from customers within the United States is primarily attributable to our acquisition of Excel in August 2008, as Excel had a higher proportion of its revenue from customers located in the United States in the periods.

Gross Profit

The following table sets forth gross profit and gross profit percentage, by business segments for 2009 and 2008 (dollars in thousands):

	2009	2008
Gross profit:
Precision Technology	$32,128	$45,050
Semiconductor Systems	15,993	27,485
Excel	52,628	24,764
Intersegment sales eliminations and other	(2,797)	319

Total	$97,952	$97,618

Gross profit percentages:
Precision Technology	40.4%	32.5%
Semiconductor Systems	32.2%	31.1%
Excel	40.5%	38.9%
Intersegment sales eliminations and other	59.5%	(13.9)%

Total	38.5%	33.8%

Gross profit as a percentage of sales can be influenced by a number of factors including product mix, pricing, volume, costs for raw materials and outsourced manufacturing, headcount, warranty costs and charges related to excess and obsolete inventory, at any particular time.

The Precision Technology segment’s gross profit decreased by $12.9 million, or 28.7%, from $45.0 million in 2008 to $32.1 million in 2009. The decline of gross profit is primarily due to the $59.2 million decline in sales during the same period. The Precision Technology segment’s gross profit margin in 2009 was 40.4% compared with 32.5% in 2008, an increase of 7.9 percentage points. The improvement in gross profit margin resulted from changes in the mix of product line sales, as the gross profit margins vary among the product lines that comprise this segment, and reductions in manufacturing overhead costs primarily due to personnel reductions. In 2009, Encoders and Thermal Printers accounted for a larger percentage of the Precision Technology segment’s sales compared with 2008.

The Semiconductor System segment’s gross profit decreased by $11.5 million, or 41.8%, from $27.5 million in 2008 to $16.0 million in 2009. The decrease in the Semiconductor Systems segment’s gross profit was primarily due to the $38.7 million decrease in sales during the same period. Semiconductor Systems segment’s gross profit margin in 2009 was 32.2%, an improvement of 1.1 percentage points over 2008. The improvement in gross profit margins is due to reductions in manufacturing overhead costs in 2009 compared with 2008, primarily due to personnel reductions and lower provisions for excess and obsolete inventory.

The Excel segment’s gross profit in 2009 was $52.6 million compared with $24.8 million in 2008. Excel was acquired in August 2008 and thus is included in our 2008 operating results for approximately 4 months. The Excel segment’s gross profit margin in 2009 was 40.5%, an improvement of 1.6 percentage points over 2008. The improvement in gross margin was primarily due to changes in the mix of product line sales towards product lines that have higher gross margins. Gross profit margins vary among the product lines that comprise the Excel segment.

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of labor and other employee-related expenses. R&D expenses were $28.3 million in 2009, representing 11.1% of sales compared to $33.4 million, or 11.6%, of sales in 2008. R&D expenses, in terms of total dollars, decreased primarily as a result of our reduction in Semiconductor Systems segment headcount in connection with the restructuring activities discussed below. The reduction was partially offset by the full year impact of R&D costs associated with our acquisition of Excel in August 2008. We believe that the development and market introduction of new products and the enhancement of existing products are essential to our success. Accordingly, during 2009, we continued to invest in the development of new products across all three of our segments. We plan to continue to invest in R&D in all of our segments.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management, and includes personnel related costs, commissions, advertising, legal, tax, accounting and other professional fees. SG&A expenses were $59.8 million in 2009, representing 23.5% of sales, compared to $65.9 million, or 22.8% of sales in 2008. SG&A expenses, in total dollars terms, decreased primarily as a result of our 2008 reductions in headcount and associated payroll costs in connection with restructuring activities discussed below. This decrease was partially offset by the full year impact of costs associated with our acquisition of Excel in August 2008.

Amortization of Purchased Intangible Assets

Amortization of intangible assets is discussed below in “Critical Accounting Policies and Estimates.” Amortization of purchased intangible assets is charged to our Precision Technology and Excel segments. Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold, was $5.8 million, or 2.3% of sales in 2009, compared to $5.7 million, or 2.0%, of sales in 2008. The increase in 2009, in terms of dollars and as a percentage of sales, was primarily related to the amount of intangible assets acquired in connection with our acquisition of Excel in August 2008.

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

As of December 31, 2009, we conducted a review to assess whether the carrying value of our goodwill, intangible assets and other long-lived assets was impaired. Based on our review, we noted that the carrying value of certain assets exceeded their fair market value. Additional information with respect to the manner in which we conducted our review is discussed below under “Critical Accounting Policies and Estimates.” Based on our evaluation, we recorded a charge to reduce the carrying amounts of goodwill and intangible assets by an aggregate of $1.0 million.

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

Restructuring, Restatement Related Costs and Other

We recorded restructuring, restatement related costs and other expense of $16.3 million and $10.5 million in 2009 and 2008, respectively.

Restructuring Charges

In 2008, we reported charges of $3.6 million in connection with our closure of excess manufacturing operations in the United Kingdom, as those operations moved to China. We also accrued $4.7 million, including charges for duplicate facilities and staffing reductions, to consolidate certain of our operations within the United

States into our new Bedford, Massachusetts facility. These 2008 charges were partially offset by reductions to the restructuring charge relating to the sale of inventory from a prior year’s restructuring charge. During 2009, we recorded the remaining $0.8 million in restructuring costs related to the United Kingdom restructuring plan. It was comprised of $0.7 million of employee severance costs and $0.1 million for manufacturing transition costs.

In 2009, we determined that we would no longer recover sublease payments from the subtenant in a German location. Accordingly, the previous estimate of future sublease payments was revised. As a result, we recorded an additional restructuring charge of $1.3 million during 2009 related to the revised sublease assumptions.

In 2009, we also initiated certain restructuring activities to consolidate our German sales and distribution operations for the Precision Technology segment located in Munich, Germany with those of Excel Technology Europe, located in Darmstadt, Germany. These consolidation activities were completed in 2009, at a total cost of $0.2 million.

The following table summarizes the aggregate balance of the activity relating to our restructuring charges recorded on our consolidated balance sheets (in thousands):

Balance at December 31, 2006	$1,337
Restructuring charges (benefits), net	6,655
Cash payments	(3,249)
Non-cash write-offs or other adjustments	(3,401)

Balance at December 31, 2007	1,342
Restructuring charges (benefits), net	8,543
Cash payments	(3,803)
Non-cash write-offs or other adjustments	(3,563)

Balance at December 31, 2008	2,519
Restructuring charges (benefits), net	2,241
Cash payments	(2,677)
Non-cash write-offs or other adjustments	367

Balance at December 31, 2009	$2,450

As of December 31, 2009 and 2008, $1.3 million and $1.1 million, respectively, of accrued restructuring charges were included in long-term liabilities. The current portion is included in accrued expenses (see Note 7 to Consolidated Financial Statements).

Restatement Related Costs and Other

During the years ended December 31, 2009 and 2008, we incurred costs to third parties, including auditors, attorneys, forensic accountants, and other advisors, that relate to the restatement of our previously issued financial statements as reported in our Annual Report on Form 10-K for the year-ended December 31, 2008 and Quarterly Report on Form 10-Q for the quarter ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in our restructuring and other charges for the respective periods in the accompanying consolidated statements of operations. The costs incurred were $14.1 million and $1.9 million in 2009 and 2008, respectively.

Pre-Petition Professional Fees

Pre-petition professional fees represent retention costs incurred during 2009 prior to the bankruptcy for financial and legal advisors to assist in the analysis of debt restructuring alternatives, as well as costs incurred by us of financial and legal advisors retained by the noteholders pursuant to certain binding agreements between the two parties. Pre-petition professional fees incurred in 2009 were $7.0 million. See Note 2 to Consolidated Financial Statements.

Acquisition Related In-Process Research and Development Charge

In connection with our acquisition of Excel in August 2008, we recorded a $12.1 million charge for acquisition related in-process research and development. The value assigned to in-process research and development was determined using an income approach by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and had no alternative future uses. Accordingly, we have expensed the value of this research and development at the acquisition date in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (SFAS No. 141). The successful development of new products and product enhancements is subject to numerous risks and uncertainties, both known and unknown, including unanticipated delays, access to capital, budget overruns, technical problems and other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products and enhancements. Given the uncertainties inherent with product development and introduction, there can be no assurance that any of our product development efforts will be successful on a timely basis or within budget, if at all. The failure of the combined Company to develop new products and product enhancements on a timely basis or within budget could harm our results of operations and financial condition.

Interest Income

Interest income was $0.3 million in 2009 as compared to $3.3 million in 2008. Interest income decreased due to lower cash and investment balances following our acquisition of Excel in August 2008.

Interest Expense

Interest expense was $27.8 million in 2009 as compared to $10.4 million in 2008. Cash related interest expense increased to $23.1 million due to the full year impact of interest on our $210.0 million debt as compared to $8.5 million for 2008. In addition, full year impacts of non-cash interest expense charges related to the debt discount and financing costs totaled $4.7 million in 2009 as compared to $1.9 million for 2008.

Foreign Exchange Transaction Gains (Losses)

Foreign exchange currency transaction losses, net, were $0.8 million in 2009, compared to net gains of $0.9 million in 2008, due to the weaker U.S. dollar against many foreign currencies in 2009 as compared to 2008.

Other Income (Expense), Net

Other income (expense), net, was $0.2 million in 2009 as compared to $(0.5) million in 2008. In 2009, we recognized a $2.4 million gain on the sale of a portion of our auction rate securities, $0.5 million in earnings on our equity investment, and $0.3 million of other items. These items were offset by a $3.0 million penalty, payable to the holders of the 2008 Senior Notes, relating to our failure to maintain the effectiveness of the registration statement on Form S-3 that we filed in October 2008 covering the issuance of common shares underlying the Warrants. The corresponding penalty amount in 2008 was $0.8 million. As part of the bankruptcy filing and reorganization, the warrant penalty was subsequently reversed into income in the fourth quarter of 2009 and is reflected in the reorganization items line item in our consolidated statement of operations. See Notes 2 and 8 to Consolidated Financial Statements.

Reorganization Items

Reorganization items represent expense or income amounts that were recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items totaling $23.6 million were incurred from the date of the bankruptcy filing through December 31, 2009. The reorganization items consisted of $22.4 million, net, related to the elimination and write-off of certain amounts recognized in connection with our 2008 debt financing associated with the acquisition of Excel, including the elimination of the penalty amount discussed above, and $1.2 million of professional fees. See Note 2 to Consolidated Financial Statements.

Income Taxes

We recorded a tax benefit of $0.8 million during the 2009 fiscal year. The effective tax rate for 2009 was (1.1%) of income before taxes, compared to an effective tax rate of (15.5%) of income before taxes for 2008. We are incorporated in Canada and therefore use the Canadian statutory rate. Our tax rate in 2009 differs from the Canadian statutory rate of 31.5% due to a $1.3 million charge for unfavorable permanent differences, a $2.7 million charge related to the expiration of net operating losses in Canada, a $0.7 million increase in our liability for uncertain tax positions, $0.5 million charge related to the deferred tax on unremitted earnings, and a $22.5 million increase in the valuation allowance. The aforementioned charges were partially offset by benefits derived from a $0.2 million benefit from research and development tax credits, a $0.2 million benefit related to a settlement with the Canadian Revenue Agency, a $0.8 million benefit related to interest income on previously filed income tax returns, and a $2.9 million benefit due to international tax rate differences.

We adopted the provisions of Financial Accounting Standard Board (“FASB”) Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (codified within ASC 740, “Income Taxes”) on January 1, 2007. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. On January 1, 2007, we recorded the cumulative effect of applying the provisions of FIN 48, which resulted in the recording of a $0.1 million increase to the opening balance of our retained earnings.

Income from Discontinued Operations, Net of Tax

On October 8, 2008, we completed the sale of our U.S. Optics Business, located in Moorpark, California, which was a part of our Precision Technology segment for proceeds of $21.6 million. The net gain of $8.7 million on the sale of the U.S. Optics Business is reported as Gain on Disposal of Discontinued Operations, net of tax, in our consolidated statement of operations for the year ended December 31, 2008. The operating results of this business have been reclassified and reported as income from discontinued operations in our consolidated statements of operations for fiscal years 2008, 2007 and 2006. In 2009 we recorded an additional charge of $0.1 million related to discontinued operations associated with an insurance premium adjustment.

Years Ended December 31, 2008 and 2007

Sales

The following table sets forth sales by business segment for 2008 and 2007 in dollars (dollars in thousands) and percentage change:

	2008	2007	Increase (Decrease)	Percentage Change
Precision Technology	$138,684	$184,509	$(45,825)	(24.8)%
Semiconductor Systems	88,342	111,515	(23,173)	(20.8)%
Excel	63,736	—	63,736	100.0%
Intersegment sales eliminations(1)	(2,294)	(4,943)	2,649	(53.6)%

Total	$288,468	$291,081	$(2,613)	(0.9)%

(1)	In 2008, sales of the Precision Technology segment’s products to the Excel and Semiconductor Systems segments and sales of the Excel segment’s products to the Precision Technology and Semiconductor Systems segments. In 2007, sales of the Precision Technology segment’s products to the Semiconductor Systems segment.

Precision Technology product lines’ sales decreased by $45.8 million, or 24.8%, in 2008, from $184.5 million in 2007 to $138.7 million in 2008. The decrease in sales of these product lines was primarily attributable to declines in our Spindles and Encoders product lines in the second half of 2008. Worldwide demand for those products and in general weakened markedly in late 2008 as turmoil in world financial markets intensified, credit conditions tightened and business and consumer confidence plummeted. The weakness in demand continued during the first half of 2009 before starting to recover late in 2009.

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

Excel contributed sales of $63.7 million from the date of acquisition in August 2008 to December 31, 2008. The Excel segment was established following the acquisition of Excel in August 2008. Originally, the Excel segment was comprised solely of the operations of the then-newly acquired entity. In 2009, we changed the structure of our internal organization in a manner that caused the composition of our reportable segments to change. More specifically, certain portions of a specific product line within the Precision Technology segment were transferred to the Excel segment. Our reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented.

We measure sales to our customers based on the geographic location of each customer. Based on these locations, $88.5 million and $79.2 million, or 30.7% and 27.2%, of our total sales were made to customers in the United States in 2008 and 2007, respectively. Our sales to customers outside of the United States represented $199.9 million and $211.9 million, or 69.3% and 72.8%, of our total sales in 2008 and 2007, respectively. The difference in proportion of our sales derived from customers within the United States is primarily attributable to our acquisition of Excel in August 2008, as Excel has a higher proportion of its revenue demand from customers located in the United States.

Gross Profit

The following table sets forth gross profit and gross profit percentage, by business segments for 2008 and 2007 (dollars in thousands):

	2008	2007
Gross profit:
Precision Technology	$45,050	$66,877
Semiconductor Systems	27,485	45,958
Excel	24,764	—
Intersegment sales eliminations and other	319	298

Total	$97,618	$113,133

Gross profit percentages:
Precision Technology	32.5%	36.2%
Semiconductor Systems	31.1%	41.2%
Excel	38.9%	—
Intersegment sales eliminations and other	(13.9)%	(6.0)%

Total	33.8%	38.9%

Gross profit as a percentage of sales can be influenced by a number of factors including product mix, pricing, volume, costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, at any particular time.

The Precision Technology segment gross profit margins were 32.5% in 2008, a decrease of 3.7 percentage points compared to 36.2% in 2007. The decline of gross profit is primarily due to changes in product mix, as the gross profits vary among the product lines in this segment.

The Semiconductor Systems segment gross profit reduction of 10.1 percentage points is primarily attributable to fixed costs being absorbed into the revenue base that decreased by 20.8% in 2008 as compared to 2007.

The gross profit margins of the products within the Excel segment were 38.9% in 2008.

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of labor and other employee-related expenses. R&D expenses were $33.4 million in 2008, representing 11.6% of sales compared to $29.9 million, or 10.3%, of sales in 2007. R&D expenses, in terms of total dollars, primarily increased as a result of our acquisition of Excel in August 2008. The increases in R&D expenses were partially offset by our 2008 reductions in force in connection with restructuring activities discussed below. We believe that the development and market introduction of new products and the enhancement of existing products are essential to our success. Accordingly, during 2009, we continued to invest in the development of new products across all three of our segments. We plan to continue to invest in R&D in all of our segments.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management, and includes personnel related costs, commissions, advertising, legal, tax, accounting and other professional fees. SG&A expenses were $65.9 million in 2008, representing 22.8% of sales, compared to $59.5 million, or 20.5%

of sales in 2007. SG&A expenses, in terms of total dollars, increased primarily as a result of personnel related costs associated with our acquisition of Excel in August 2008. The increases were partially offset by reductions in payroll related costs attributable to our 2008 reductions in force in connection with restructuring activities discussed below. Additionally, in 2007, we recorded a $2.0 million reduction to our SG&A expenses due to the cash payment we received in connection with the settlement of our claims against Lumenis Ltd.

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

Restructuring, Restatement Related Costs and Other

We recorded restructuring, restatement related costs and other expenses of $10.5 million and $6.7 million in 2008 and 2007, respectively. In 2008, we reported charges of $3.6 million in connection with our closure of excess manufacturing operations in the United Kingdom, as those operations moved to China. We also accrued $4.7 million to consolidate certain of our operations within the United States, including charges for duplicate facilities and staffing reductions, into our new Bedford, Massachusetts facility. These 2008 charges were partially offset by reductions to the restructuring charge relating to the sale of inventory from a prior year’s restructuring charge. The 2008 restructuring, restatement related costs and other charges also include $1.9 million relating to the restatement of our previously issued financial statements as reported in our Annual Report on Form 10-K for the year-ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended September 26, 2008. This amount includes amounts payable to third parties, including attorneys, forensic accountants, and other advisors. These costs have been charged to expense as incurred.

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

The following table summarizes the aggregate balance of the activity relating to our restructuring charges recorded on our consolidated balance sheets (in thousands):

Balance at December 31, 2005	$1,502
Restructuring charges (benefits), net	—
Cash payments	(165)

Balance at December 31, 2006	1,337
Restructuring charges (benefits), net	6,655
Cash payments	(3,249)
Non-cash write-offs or other adjustments	(3,401)

Balance at December 31, 2007	1,342
Restructuring charges (benefits), net	8,543
Cash payments	(3,803)
Non-cash write-offs or other adjustments	(3,563)

Balance at December 31, 2008	$2,519

As of December 31, 2008 and 2007, $1.1 million and $1.0 million, respectively, of accrued restructuring charges were included in long-term liabilities. The current portion is included in accrued expenses (see Note 7 to Consolidated Financial Statements).

Acquisition Related In-Process Research and Development Charge

In connection with our acquisition of Excel in August 2008, we recorded a $12.1 million charge for acquisition related in-process research and development. The value assigned to in-process research and development was determined using an income approach by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and had no alternative future uses. Accordingly, we have expensed the value of this research and development at the acquisition date in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. The successful development of new products and product enhancements is subject to numerous risks and uncertainties, both known and unknown, including unanticipated delays, access to capital, budget overruns, technical problems and other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products and enhancements. Given the uncertainties inherent with product development and introduction, there can be no assurance that any of our product development efforts will be successful on a timely basis or within budget, if at all. The failure of the combined Company to develop new products and product enhancements on a timely basis or within budget could harm our results of operations and financial condition.

Interest Income

Interest income was $3.3 million in 2008, compared to $6.6 million in 2007. Interest income decreased due to lower cash and investment balances following our acquisition of Excel in August 2008.

Interest Expense

Interest expense was $10.4 million in 2008, compared to $0.1 million in 2007. Interest expense increased due to our $210.0 million debt financing which funded a portion of our acquisition of Excel in August 2008.

Foreign Exchange Transaction Gains (Losses)

Foreign exchange currency transaction gains, net, were $0.9 million in 2008, compared to $0.6 million in 2007, which arose from the change in exchange rates in 2008 as compared to 2007.

Other Income (Expense), Net

Other income (expense), net, was $(0.5) million in 2008 as compared to $0.2 million in 2007. The difference is primarily attributable to a penalty that we recorded in 2008 relating to our inability to maintain the effectiveness of the registration statement on Form S-3 that we filed in October 2008 relating to the resale of our common shares issued upon the exercise of the Warrants. See Note 8 to Consolidated Financial Statements. We did not have any such charge in 2007.

Income Taxes

We recorded a tax benefit of $39.0 million during the 2008 fiscal year. The effective tax rate for 2008 was (15.5%) of income before taxes, compared to an effective tax rate of 33.8% of income before taxes for 2007. We are incorporated in Canada and therefore use the Canadian statutory rate. Our tax rate in 2008 differs from the Canadian statutory rate of 29.5% primarily due to a $47.0 million charge for unfavorable permanent differences of which $43.0 million relates to non-deductible amortization and $4.3 million to in-process R&D, $1.8 million related to Canadian deferred items, a $0.4 million charge for non-U.S. withholding taxes, a $1.1 million increase in our liability for uncertain tax positions, $0.5 million increase in valuation allowance in the U.S., and a $1.6 million increase in valuation allowance due to restatement and impairment in the U.K. The aforementioned charges were partially offset by benefits derived from $0.2 million benefit from R&D tax credits, $0.5 million decrease in valuation allowance in Hong Kong, $1.7 million related to the release of valuation allowances in Canada due to the utilization of net operating losses against the current year income in Canada and $13.9 million benefit due to international rate differences.

We adopted the provisions of FIN 48 on January 1, 2007. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. On January 1, 2007, we recorded the cumulative effect of applying the provisions of FIN 48, which resulted in the recording of a $0.1 million increase to the opening balance of our retained earnings.

Income from Discontinued Operations, Net of Tax

On October 8, 2008, we completed the sale of our U.S. Optics Business, located in Moorpark, California, which was a part of our Precision Technology segment, for proceeds of $21.6 million. The net gain of $8.7 million on the sale of the U.S. Optics Business is reported as Gain on Disposal of Discontinued Operations, net of tax, in our consolidated statement of operations for the year ended December 31, 2008. The operating results of this business have been reclassified and reported as income from discontinued operations in our consolidated statements of operations for fiscal years 2008, 2007 and 2006.

Liquidity and Capital Resources

On November 20, 2009, GSIG, together with two of its subsidiaries, voluntarily filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Under the Bankruptcy Code, our status as a bankruptcy debtor automatically accelerated the payment of the debt arising under the 2008 Senior Notes. Accordingly, this debt has been classified as current as of December 31, 2008 and as part of liabilities subject to compromise as of December 31, 2009 in our accompanying consolidated balance sheets. Operating in bankruptcy imposed significant risks and uncertainties on our business.

However, we emerged from bankruptcy on July 23, 2010 and in connection therewith completed a rights offering pursuant to which we sold common shares for approximately $85 million. The proceeds from the Rights Offering were used to pay down a portion of the obligations due with respect to the 2008 Senior Notes. The remaining obligations due with respect to the 2008 Senior Notes for unpaid principal and accrued interest were satisfied through the issuance of the our common shares, the payment of cash and the issuance of the New Notes which mature in July 2014. As a result of our emergence from bankruptcy and the associated restructuring of our debt obligations, we believe we have sufficient liquidity to fund our operations through at least December 31, 2010.

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

Cash and cash equivalents totaled $63.3 million at December 31, 2009, compared to $69.0 million at December 31, 2008. The decrease in cash and cash equivalents is primarily related to costs associated with restructuring, restatement related costs and other charges, pre-petition professional fees and interest payments on our $210.0 million 2008 Senior Notes.

In connection with our acquisition of Excel in August 2008, we acquired $32.3 million par value auction rate securities. These auction rate securities are student loans backed by the federal government and are privately insured. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. During 2009, we sold $19.3 million in par value securities valued at $14.6 million for $17.0 million in proceeds that resulted in the recognition of realized gains of $2.4 million. As of December 31, 2009, we continue to hold auction rate securities with a par value of $13.0 million. During the first half of 2010, we sold our remaining auction rate securities for $11.4 million. The auction rate securities were valued at $10.4 million and had a par value of $13.0 million. We recorded a gain in 2010 of approximately $1.0 million from the sale of these securities.

Cash Flows for the Year Ended December 31, 2009 and December 31, 2008

Cash used in operations in 2009 was $25.8 million, compared to cash provided by operations of $51.9 million in 2008, resulting in a net cash usage change of $77.7 million. The decrease in cash flow was primarily attributable to the following factors:

•	In 2009, we recorded a net loss of $71.3 million, compared with net loss of $203.8 million in 2008, before non-cash adjustments to reconcile net income (loss) to net cash from operating activities.

•	Non-cash adjustments to reconcile net income (loss) to cash flows from operations, included the following material items:

•	In 2009, we recorded non-cash reorganization items totaling $26.2 million attributable primarily to the write-offs of the discount and deferred financing costs associated with the 2008 Senior Notes.

•

In 2008, we recorded an impairment charge of $215.1 million to write down our goodwill, other intangible assets and property, plant and equipment to their fair value as of December 31, 2008. We also recorded an acquisition related in-process research and development charge of $12.1 million in connection with our acquisition of Excel.

•

Other non-cash charges, such as depreciation and amortization of fixed assets and intangible assets, non-cash restructuring charges, share-based compensation, bad debt and inventory obsolescence provisions, and non-cash interest accretion charges, were $27.2 million in 2009 as compared to $37.6 million in 2008. The $10.4 million decrease in non-cash charges was due to a decrease in inventory obsolescence provisions of $7.7 million, a $3.5 million decrease in non-cash restructuring charges, and a $1.6 million decrease in depreciation and amortization expense. These reductions were offset by a $2.8 million increase in 2009 in non-cash interest expense accretion related to our debt in 2009.

•

Non-cash changes in our deferred income taxes resulted in a cash increase of $1.4 million in 2009 as compared to a $33.7 million cash decrease in 2008, primarily attributable to non-deductible amortization.

•

Cash used in operations as a result of net changes in our operating assets and liabilities totaled $7.7 million in 2009, as compared to cash provided by operating activities of $33.9 million in 2008, resulting in a net cash usage change of $41.6 million. The decrease in cash is primarily attributable to the following items:

•	Decreases in our accounts receivable balances provided cash of $0.9 million in 2009, compared to $35.9 million in 2008;

•	Decreases in our inventory balances provided cash of $7.5 million in 2009, compared with $10.2 million in 2008;

•	Decreases in our deferred revenue and related deferred cost of goods sold resulted in decreases of $12.8 million in 2009, compared to $9.8 million in 2008;

•	An increase in the outflow of cash used in operations for accounts payable and accrued expenses of $8.3 million in 2009, compared to $6.4 million in 2008; and

•	Cash proceeds of $4.0 million received in 2008 from a landlord related to allowances for leasehold expenditures to fit-up and occupy one of our U.S. facilities, with no comparable amount in 2009.

•	The decreases in cash related items above were offset by tax refunds received in 2009 totaling $10.5 million, as compared to $2.0 million in refunds received in 2008.

Cash provided by investing activities in 2009 was $19.7 million, compared to $351.4 million cash used in investing activities in 2008, which primarily related to the acquisition of Excel. The cash provided by investing activities in 2009 was primarily attributable to the following factors:

•	We sold a portion of our auction rate securities netting proceeds totaling $17.0 million;

•	In 2009, we generated $4.0 million from the sale of property, plant, and equipment (primarily in the U.K.) as a result of our restructuring efforts, compared to $3.2 million in 2008; and

•	We decreased our capital expenditures to $1.3 million in 2009, as compared to $18.0 million in 2008, the majority of which related to our newly leased U.S facility.

The cash used in investing activities in 2008, exclusive of capital expenditures and the sale of property, plant, and equipment, related to the cash used to purchase Excel, net of cash acquired, of $358.3 million, offset by $21.6 million in proceeds received from the sale of our U.S. Optics Business.

We did not have any cash related financing activities in 2009. Cash provided by financing activities in 2008 was $196.9 million primarily attributable to the following factors:

•	Cash proceeds, net of issuance costs, of $203.5 million from the issuance of our 2008 Senior Notes that were used to fund a portion of our acquisition of Excel; and

•	Repurchases of our shares totaling $6.4 million.

In addition to cash flows from operating, investing and financing activities, exchange rate changes resulted in an increase of $0.4 million in our cash balances in 2009, compared to a decrease of $0.8 million in 2008.

Cash Flows for the Year Ended December 31, 2008 and December 31, 2007

Cash provided by operations in 2008 was $51.9 million, compared to $37.3 million in 2007, a difference of $14.6 million or 39.1%. The increase in cash flow was primarily attributable to the following factors:

•	In 2008, we recorded a net loss of $203.8 million, compared with net income of $15.2 million in 2007, before non-cash adjustments to reconcile net income (loss) to net cash from operating activities.

•	Non-cash adjustments to reconcile net income (loss) to cash flows from operations, including the following material items:

•

In 2008, we recorded an impairment charge of $215.1 million to write down our goodwill, other intangible assets and property, plant and equipment to their fair value as of December 31, 2008. We also recorded an acquisition related in-process research and development charge of $12.1 million in connection with our acquisition of Excel. There were no such charges recorded in 2007;

•

Other non-cash charges, such as depreciation and amortization of fixed assets and intangible assets, non-cash restructuring charges, share-based compensation, bad debt and inventory obsolescence provisions, and non-cash interest accretion charges were $37.6 million in 2008 and $24.7 million in 2007. The $12.9 million increase in these non-cash charges was primarily due to increases in inventory obsolescence provisions of $5.9 million, depreciation and amortization of $4.4 million, and $1.9 million of non-cash interest expense accretion in 2008.

•

Non-cash changes in our deferred income taxes, primarily related to resulted non-deductible amortization, resulted in a cash decrease of $33.7 million in 2008 as compared to a cash increase of $1.1 million in 2008.

•

Cash provided by operations as a result of net changes in our operating assets and liabilities totaled $33.9 million in 2008, as compared to cash used in operations of $3.1 million in 2007. The increase in cash is primarily attributable to the following items:

•

A decrease in our accounts receivable balance provided $35.9 million in 2008, compared to net usage of $20.2 million in 2007 due to an increase in accounts receivable, for a net cash provided by operations change of $56.1 million;

•	Decreases in our inventory balances provided $10.2 million in 2008, compared with $1.1 million in 2007;

•	Cash proceeds of $4.0 million received in 2008 from a landlord related to allowances for leasehold expenditures to fit-up and occupy one of our U.S. facilities, with no comparable amount in 2007;

•

Decreases in our deferred revenue and related deferred cost of goods sold resulted in decreases of $9.8 million in 2008, compared to increases of $7.3 million in 2007, for a net cash outflow of $17.1 million; and

•	An increase in the outflows of cash for accounts payable and accrued expenses of $6.4 million in 2008, compared to cash inflows of $5.7 million in 2007.

Cash used in operating activities of discontinued operations in 2008 was $40,000 compared with $1.8 million in 2007.

Cash used in investing activities in 2008 was $351.4 million, compared to $7.6 million in 2007. The increase in cash used in investing activities was primarily attributable to the following factors:

•	Cash used to purchase Excel, net of cash acquired, was $358.3 million in 2008, compared to $3.0 million used for our acquisition of the U.K. Optics Business in 2007;

•	Capital expenditures of $18.0 million in 2008 primarily related to the outfit of a new U.S. facility, compared to capital expenditures of $4.6 million in 2007;

•	Proceeds from the sale of discontinued operations in 2008 was $21.6 million;

•

In 2008, we generated $3.2 million from the sale of property, plant, and equipment as a result of our restructuring efforts with the U.K. and China operations. There were no such sales or proceeds in 2007.

Cash provided by financing activities in 2008 was $196.9 million, compared to $0.8 million in 2007, a difference of $196.1 million. The increase was primarily attributable to the following factors:

•

In 2008, we received cash proceeds, net of issuance costs, of $203.5 million from the issuance of our 2008 Senior Notes that were used to fund a portion of our acquisition of Excel. We did not issue any debt in 2007;

•	In 2008, we received $0.1 million from the issuance of share capital, whereas in 2007 we received approximately $8.2 million from the issuance of share capital; and

•	The cash we used to repurchase shares was $6.4 million in 2008, compared to $7.8 million in 2007.

In addition to cash flows from operating, investing and financing activities, exchange rate changes resulted in a decrease of $0.8 million in our cash balances, compared to an increase of $3.7 million in 2007.

Other Liquidity Matters

Debt

On August 20, 2008 we issued to various investors $210.0 million of 11% Senior Notes due 2013 pursuant to the terms of an indenture, along with detachable warrants (the “Warrants”) for the purchase of 5,882,520 of our common shares, for collective net proceeds of $203.5 million. The proceeds were used to fund a portion of our acquisition of Excel.

The 2008 Senior Notes pay interest semi-annually on February 15th and August 15th and mature in August 2013. The 2008 Senior Note Indenture contained covenants that restricted our ability to incur additional indebtedness, pay dividends, create liens, make investments, sell assets, repurchase securities, or engage in specified transactions with affiliates. As discussed in Note 1 to Consolidated Financial Statements, GSIG and two of its wholly-owned United States subsidiaries filed for bankruptcy on November 20, 2009. Under the Bankruptcy Code, our status as a bankruptcy debtor automatically accelerated the 2008 Senior Notes. Accordingly, the 2008 Senior Notes are classified as a current liability in our accompanying consolidated balance sheet as of December 31, 2008. However, as a result of our filing for Chapter 11 bankruptcy protection on November 20, 2009, this debt is classified as a liability subject to compromise at December 31, 2009. As described in Note 18 to Consolidated Financial Statements, the 2008 Senior Notes were cancelled upon our emergence from bankruptcy in exchange for the issuance of our common shares and New Notes and a payment in cash.

The 2008 Senior Notes, net of the value of the Warrants, constitute a net carrying value of $210.0 million and $185.1 million at December 31, 2009 and 2008, respectively. For the years-ended December 31, 2009 and 2008, the total amount recorded to interest expense on the 2008 Senior Notes, including accretion of the fair value of the Warrants and amortization of the debt issuance costs, was $27.7 million and $10.2 million, respectively. Cash paid for interest on the 2008 Senior Notes totaled $22.8 million in 2009 with no comparable amount for 2008. See Note 8 to Consolidated Financial Statements for further information about the 2008 Senior Notes.

Pension Plans

We maintain two plans that are considered to be defined benefit plans under the provisions of ASC 715, “Defined Benefit Plans” (formerly SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”), a plan in the U.K. (the “U.K. Plan”), and a plan in Japan. As of December 31, 2009, based on the provisions of ASC 715, the value of the U.K. Plan’s assets was $22.4 million, and the projected benefit obligations were $26.0 million, resulting in a liability of $3.6 million. The Japan pension plan has assets of $0.5 million, and a projected benefit obligation of $1.8 million, resulting in a liability of $1.3 million at December 31, 2009.

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

In the U.K., funding valuations are conducted every three years. Based on the last completed funding valuation on November 30, 2006, we and the Plan Trustees agreed to a schedule of contributions under which we are contributing approximately $0.6 million per year until 2018. Based on the preliminary results of a new funding valuation in 2010, we would be required to increase our annual contributions to the U.K. Plan from approximately $0.6 million to $0.8 million for a period of approximately 10 years, including an additional one-time lump-sum payment of approximately $1.6 million, of which $0.8 million was paid in September 2010. The remaining $0.8 million would be payable after the funding valuation results are finalized and all necessary U.K. governmental approvals are obtained. The Japanese plan includes a guarantee of return of principal and yearly interest 0.75%; therefore, there are no significant fluctuations in this plan. See Notes 11 and 18 to Consolidated Financial Statements for further information about these plans.

As a result of the covenant that exists between our U.K. subsidiary and the Plan Trustees regarding the funding of the U.K. Plan, our ability to transfer assets outside our U.K. subsidiary, and its wholly owned subsidiary in China, may be limited.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2009 and the effect such obligations are expected to have on liquidity and cash flow in future years. We have excluded the future cash payments for FIN 48 (codified within ASC 740) tax liabilities because the timing of the settlement of these liabilities cannot be estimated by year. However, these FIN 48 liabilities have been classified as long-term on the consolidated balance sheets.

Our contractual obligations may have been affected by the Chapter 11 Cases and therefore may not be paid in full, or in accordance with the original contractual terms, as a result.

Contractual Obligations	Total	2010	2011-2012	2013-2014	Thereafter
	(In thousands)
11.0% Senior Notes due 2013(1)	$210,000	$210,000	$—	$—	$—
Interest on 11.0% Senior Notes due 2013(2)	83,447	23,022	46,107	14,318	—
Operating leases(3)	35,891	5,521	9,002	5,802	15,566
Purchase commitments(4)	27,059	24,565	2,494	—	—
U.K. pension plan(5)	5,239	635	1,270	1,270	2,064

Total contractual cash obligations	$361,636	$263,743	$58,873	$21,390	$17,630

(1)	The $210.0 million of 11% Senior Notes are outstanding as of December 31, 2009 and represent a contractual obligation. The 11% Senior Notes are not shown as a contractual obligation after 2010 due to the voluntary petition filed by GSI Group, Inc and two of its United States subsidiaries for relief under Chapter 11 of the United States Bankruptcy Code. See Note 18 to Consolidated Financial Statements.
(2)	Interest on the 11% Senior Notes is shown through the scheduled maturity date in 2013. The actual amount of interest paid in 2010 through 2013 will be different from the amounts shown in the table based on the Chapter 11 bankruptcy proceedings. Interest is due and payable semi-annually. See Note 18 to Consolidated Financial Statements.
(3)	These amounts represent the gross payments payable for facilities that are leased. These amounts do not reflect anticipated sub-lease income of approximately $0.5 million in total, from 2010 to 2013. In February 2010, we entered into an Amended Lease Agreement with 125 Middlesex Turnpike, LLC to reduce the term of our current lease at 125 Middlesex Turnpike, Bedford, Massachusetts from 12 years (of which approximately 10 years were remaining) to 3 years from the new effective date of May 27, 2010. The rental payment will continue at $0.1 million per month. The contractual obligations table above excludes the impact of this lease modification. In the aggregate, the modification reduces our obligations under the current lease by approximately $10.8 million, of which $2.5 million relates to 2013-2014 and $8.3 million relates to periods thereafter. See Note 14 to Consolidated Financial Statements.
(4)	See Note 14 to Consolidated Financial Statements.
(5)	Represents the contractual obligation of payments equivalent to $0.6 million per year through March 2018. Based on the preliminary results of a new funding valuation in 2010, we would be required to increase our annual contributions to the U.K. Plan from approximately $0.6 million to $0.8 million for a period of approximately 10 years, including an additional one-time lump-sum payment of approximately $1.6 million, of which $0.8 million was paid in September 2010. The remaining $0.8 million would be payable after the funding valuation results are finalized and all necessary U.K. governmental approvals are obtained. The contractual obligations table above excludes the impact of this new funding valuation. See Notes 11 and 18 to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Through December 31, 2009, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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

We have significant deferred revenue included in our accompanying consolidated balance sheets, with balances (including both current and long-term amounts) of $55.8 million and $84.2 million as of December 31, 2009 and 2008, respectively. A significant majority of these amounts relate to arrangements whereby the entire arrangement has been accounted for as deferred revenue, as there is no fair value for one or more of the undelivered elements. Upon the final delivery of the undelivered element(s) of the arrangement, the revenue will be recorded for that arrangement. To a lesser extent, the deferred revenue balances relate to either: (a) the unrecognized portion of a multiple element arrangements that is being recognized into revenue over a ratable basis as associated services are performed; (b) arrangements not currently recognizable due to the arrangement not being fixed and determinable at its inception; (c) the future amortization to revenue of extended warranty contracts and preventative maintenance plans; (d) revenue deferrals for product shipments with FOB destination shipping terms; and (e) deposits from customers against future orders. The classification of deferred revenue, and deferred cost of goods sold, is based on our expectations relative to when the revenue will be recognized, based on facts known to us as of the date our financial statements are released.

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

Included in our financial assets with fair value measurements as of December 31, 2009 and 2008 are $13.0 million and $32.3 million, respectively, in par value auction rate securities that we acquired in connection with our purchase of Excel in 2008. These auction rate securities are level 3 assets for which no observable market value exists, and for which we have valued based on assumptions the market participants might use in their estimates of fair value. As of December 31, 2009 and 2008, the auction rate securities have a fair value of $11.3 million and $25.1 million, respectively.

Included in our financial liabilities with fair value measurements as of December 31, 2009 and 2008 are $210.0 million of 2008 Senior Notes. No public trades occurred in the 2008 Senior Notes during the year-ended December 31, 2009. The Company engaged in ongoing negotiations regarding the value of the 2008 Senior Notes and an appropriate restructuring plan throughout this time period with the lender group and others, which resulted in the final Plan for emergence from Chapter 11. Thus, although the actual value of the 2008 Senior Notes may have varied materially if trading had taken place, the Company estimates that the fair value of the 2008 Senior Notes as of December 31, 2009 is its associated par value.

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

The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2009 noting no impairment. We also undertook an impairment review of goodwill and intangible assets at the end of 2009 due to the filing for voluntary relief under Chapter 11 of the U.S. Bankruptcy Code on November 20, 2009. This review led us to record an impairment charge of approximately $1.0 million to reduce the carrying values of certain assets to their fair value. Goodwill and the definite-lived customer relationship intangible asset for the Excel segment were each impaired by approximately $0.5 million. See Note 6 to Consolidated Financial Statements for further details. The results of the impairment review as of December 31, 2009 are summarized in the following table (in thousands):

	Pre-Impairment Net Carrying Value	Impairment Charge	Post-Impairment Net Carrying Value
Goodwill	$45,063	$(485)	$44,578
Indefinite-lived intangible assets	13,027	—	13,027
Definite-lived intangible assets	49,042	(560)	48,482
Property, plant and equipment	49,502	—	49,502

	$156,634	$(1,045)	$155,589

No impairment charges were recorded in 2007. Following our 2009 impairment charge, we continue to maintain a significant balance in our goodwill, intangible assets and other long-lived assets (property, plant and equipment). The following table shows the December 31, 2009 breakdown of goodwill, intangibles and property, plant and equipment by reportable segment:

	Goodwill	Intangible Assets	Property, Plant & Equipment
Precision Technology	$9,245	$8,581	$6,788
Semiconductor Systems	—	—	578
Excel	35,333	52,928	29,132
Corporate	—	—	13,004

	$44,578	$61,509	$49,502

To the extent that our assumptions used to value the assets as of December 31, 2009 should adversely change or there is a further deterioration of the markets we serve, the broader worldwide economy, or the performance of our business relative to our expectations as of December 31, 2009, we may be required to record additional impairment charges in the future.

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

During the years ended December 31, 2009 and 2008, the Company incurred costs to third parties, including auditors, attorneys, forensic accountants, and other advisors, that relate to the restatement of the Company’s previously issued financial statements as reported in its Form 10-K for the year-ended December 31, 2008 and its Form 10-Q for the quarter-ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in the Company’s restructuring, restatement related costs and other charges.

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

Our United Kingdom pension plan was closed to new membership in 1997 and we curtailed our sponsorship in 2002, limiting our obligation to benefits earned through that date. Benefits under this plan were based on the employees’ years of service and compensation. We continue to follow our policy to fund this pension plan based on widely accepted actuarial methods. At December 31, 2009, the market value of the plan assets was $3.6 million less than the projected benefit obligation.

The accounting rules applicable to our United Kingdom pension plan require amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. Since the market value of our pension assets is less than the accumulated pension benefit obligation, we recorded a $2.4 million non-cash charge to other comprehensive income in stockholders’ equity and an accrued long-term pension liability in 2009. At December 31, 2009, the cumulative balance of this non-cash charge amounted to $5.5 million. These charges to equity did not affect our net income (loss). In 2009, we funded $0.6 million to the plan.

Our Japanese pension plan is a tax qualified plan that covers substantially all Japanese employees. Benefits are based on years of service and the employee’s compensation at retirement. We fund the plan sufficient to meet current benefits as well as fund a certain portion of future benefits as permitted in accordance with regulatory authorities. Since this is an active plan, a significant portion of the pension benefit obligation is determined based on the rate of future compensation increases. We deposit funds under various fiduciary-type arrangements and/or purchase annuities under group insurance contracts. At December 31, 2009, the market value of the plan assets was $1.3 million less than the projected benefit obligation.

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

Undistributed earnings of the Company’s non Canadian subsidiaries amounted to approximately $13.8 million as of December 31, 2009. With two exceptions discussed further below, the Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business as defined in the provisions of ASC 740, “Income Taxes” (formerly SFAS No. 109, “Accounting for Income Taxes” and Accounting Principles Board (“APB”) Opinion No. 23, “Accounting for Income Taxes-Special Areas”). In general, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation. However, in the Company’s 2009 financial statements, deferred tax was provided with respect to two dividend transactions totaling approximately $10.4 million that the Company ultimately consummated in 2010. Notwithstanding the 2010 dividends, the Company continues to assert that the remaining undistributed earnings of approximately $3.4 million are indefinitely reinvested.

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

A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2009 would not have a material impact on our revenue, operating results or cash flows.

Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. Our primary objective for holding derivative financial instruments is to manage currency risk. In accordance with ASC 815, “Derivatives and Hedging” (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), our accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions, including cash flow, or net investment hedges.

When we enter into foreign currency derivative contracts, the contracts are generally for less than six months duration with the purpose of hedging foreign currency risk on sales transactions. At December 31, 2009 and 2008, we held no derivative contracts.

Interest Rate Risk and Sensitivity

Our exposure to market risk associated with changes in interest rates relates primarily to its cash and cash equivalents, short-term investments, long-term investments and debt obligations. At December 31, 2009, we had $63.3 million invested in cash and cash equivalents, as compared to $69.0 million at December 31, 2008. Due to the average maturities and the nature of the cash portfolio at December 31, 2009, a one percent change in interest rates could have a $0.6 million impact on interest income on an annual basis. We do not actively trade derivative financial instruments, but may use them to manage interest rate positions associated with our debt instruments. We did not hold interest rate derivative contracts as of December 31, 2009.

Item 8. Financial Statements and Supplementary Data

GSI GROUP INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GSI Group Inc.

We have audited the accompanying consolidated balance sheets of GSI Group Inc. (Debtors-in-Possession) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GSI Group Inc. (Debtors-in-Possession) at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

October 1, 2010

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	December 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$63,328	$69,001
Accounts receivable, net of allowance of $1,776 and $1,687, respectively	47,037	50,494
Income taxes receivable	24,192	30,038
Inventories	66,444	78,508
Deferred tax assets	6,370	11,106
Deferred cost of goods sold	28,988	20,507
Deferred debt financing costs	—	5,999
Prepaid expenses and other current assets	5,622	9,569

Total current assets	241,981	275,222
Property, plant and equipment, net of accumulated depreciation and amortization	49,502	54,439
Deferred tax assets	22,876	23,802
Deferred cost of goods sold	—	23,133
Investments in auction rate securities	11,272	25,065
Other assets	4,983	2,133
Intangible assets, net	61,509	71,460
Goodwill	44,578	45,063

Total assets	$436,701	$520,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt (Note 8)	$—	$185,115
Accounts payable	13,430	20,286
Income taxes payable	518	—
Accrued compensation and benefits (Note 3)	5,084	8,452
Deferred revenue	55,755	45,061
Deferred tax liabilities	831	486
Other accrued expenses (Note 3)	14,143	23,892

Total current liabilities	89,761	283,292
Deferred revenue	—	39,164
Deferred tax liabilities	25,848	30,131
Accrued restructuring, net of current portion	1,256	1,072
Income taxes payable	6,088	5,166
Accrued pension liability (Note 3)	4,838	4,026
Other liabilities (Note 3)	4,039	4,569

Total long-term liabilities	42,069	84,128
Liabilities subject to compromise (Note 2)	220,560	—

Total liabilities	352,390	367,420
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 47,843,229 and 47,567,874, respectively	330,896	330,896
Additional paid-in capital	12,610	10,733
Accumulated deficit	(256,046)	(184,716)
Accumulated other comprehensive loss	(3,430)	(4,236)

Total GSI Group Inc. stockholders’ equity	84,030	152,677
Noncontrolling interest	281	220

Total stockholders’ equity	84,311	152,897

Total liabilities and stockholders’ equity	$436,701	$520,317

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Sales	$254,388	$288,468	$291,081
Cost of goods sold	156,436	190,850	177,948

Gross profit	97,952	97,618	113,133

Operating expenses:
Research and development and engineering	28,254	33,449	29,861
Selling, general and administrative	59,828	65,904	59,545
Amortization of purchased intangible assets	5,805	5,714	2,213
Impairment of goodwill, intangible assets and other long-lived assets	1,045	215,051	—
Acquisition related in-process research and development charge	—	12,142	—
Restructuring, restatement related costs and other	16,291	10,485	6,655
Pre-petition professional fees	6,966	—	—

Total operating expenses	118,189	342,745	98,274

Income (loss) from operations	(20,237)	(245,127)	14,859
Interest income	294	3,310	6,637
Interest expense	(27,751)	(10,387)	(128)
Foreign exchange transaction gains (losses)	(816)	928	589
Other income (expense), net	206	(545)	215

Income (loss) from continuing operations before reorganization items and income taxes	(48,304)	(251,821)	22,172
Reorganization items	(23,606)	—	—

Income (loss) from continuing operations before income taxes	(71,910)	(251,821)	22,172
Income tax provision (benefit)	(773)	(39,032)	7,484

Income (loss) from continuing operations	(71,137)	(212,789)	14,688
Income (loss) from discontinued operations, net of tax	(132)	270	467
Gain on disposal of discontinued operations, net of tax	—	8,732	—

Consolidated net income (loss)	(71,269)	(203,787)	15,155
Less: Net income attributable to noncontrolling interest	(61)	(60)	—

Net income (loss) attributable to GSI Group Inc.	$(71,330)	$(203,847)	$15,155

Income (loss) from continuing operations attributable to GSI Group Inc. per common share:
Basic	$(1.49)	$(4.94)	$0.35
Diluted	$(1.49)	$(4.94)	$0.34
Income (loss) from discontinued operations attributable to GSI Group, Inc. per common share:
Basic	$—	$0.21	$0.01
Diluted	$—	$0.21	$0.01
Net income (loss) attributable to GSI Group Inc. per common share:
Basic	$(1.49)	$(4.73)	$0.36
Diluted	$(1.49)	$(4.73)	$0.36

Weighted average common shares outstanding—basic	47,747	43,125	42,364
Weighted average common shares outstanding—diluted	47,747	43,125	42,645

Amounts attributable to GSI Group Inc.:
Income (loss) from continuing operations	$(71,198)	$(212,849)	$14,688
Income (loss) from discontinued operations	(132)	9,002	467

Net income (loss)	$(71,330)	$(203,847)	$15,155

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars)

	GSI Group Inc. Stockholders
	Capital Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest
	# of Shares	Amount					Total	Comprehensive Income (Loss)
Balance, December 31, 2006	41,890	$310,635	$5,314	$(2,395)	$4,122	$—	$317,676
Net income	—	—	—	—	15,155	—	15,155	$15,155
Exercise of stock options and warrants	955	8,179	—	—	—	—	8,179	—
Issuance of restricted stock	134	—	—	—	—	—	—	—
Repurchase of treasury shares	(817)	(7,844)	—	—	—	—	(7,844)	—
Share based compensation	—	—	2,454	—	—	—	2,454	—
Excess tax benefit of stock options	—	—	423	—	—	—	423	—
Pension liability, net of tax	—	—	—	4,172	—	—	4,172	4,172
Cumulative effect of adoption of FIN 48 (codified within ASC 740)	—	—	—	—	(146)	—	(146)	—
Foreign currency translation adjustments	—	—	—	5,609	—	—	5,609	5,609

Balance, December 31, 2007	42,162	310,970	8,191	7,386	19,131	—	345,678	24,936

Net loss	—	—	—	—	(203,847)	60	(203,787)	(203,787)
Noncontrolling interest acquired	—	—	—	—	—	160	160	—
Exercise of stock options and warrants	5,875	26,365	—	—	—	—	26,365	—
Issuance of restricted stock	305	—	—	—	—	—	—	—
Repurchase of treasury shares	(774)	(6,439)	—	—	—	—	(6,439)	—
Share based compensation	—	—	2,761	—	—	—	2,761	—
Excess tax expense of stock options and restricted stock	—	—	(219)	—	—	—	(219)	—
Unrealized gain on investments, net of tax	—	—	—	80	—	—	80	80
Pension liability, net of tax	—	—	—	797	—	—	797	797
Foreign currency translation adjustments	—	—	—	(12,499)	—	—	(12,499)	(12,499)

Balance, December 31, 2008	47,568	330,896	10,733	(4,236)	(184,716)	220	152,897	(215,409)

Net loss	—	—	—	—	(71,330)	61	(71,269)	(71,269)
Issuance of restricted stock	275	—	—	—	—	—	—	—
Share based compensation	—	—	1,877	—	—	—	1,877	—
Unrealized gain on investments, net of tax	—	—	—	488	—	—	488	488
Pension liability, net of tax	—	—	—	(2,388)	—	—	(2,388)	(2,388)
Foreign currency translation adjustments	—	—	—	2,706	—	—	2,706	2,706

Balance, December 31, 2009	47,843	$330,896	$12,610	$(3,430)	$(256,046)	$281	$84,311	$(70,463)

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Consolidated net income (loss)	$(71,269)	$(203,787)	$15,155
Adjustments to reconcile net income (loss) to net cash from operating activities:
(Income) loss from operations of discontinued operations	132	(270)	(467)
Gain on disposal of discontinued operations	—	(8,732)	—
Depreciation and amortization	17,330	18,906	14,463
Provision for uncollectible receivables	561	297	47
Provision for inventory obsolescence	2,485	10,165	4,294
Impairment of goodwill, intangible assets and property, plant and equipment	1,045	215,051	—
Acquisition related in-process research and development charge	—	12,142	—
Step-up value of acquired inventory sold	139	1,240	—
Share-based compensation	2,052	2,761	2,454
Deferred income taxes	1,356	(33,670)	1,057
Earnings from equity investment	(515)	(214)	(156)
Unrealized loss on derivatives	—	—	102
(Gain) loss on sale of property and assets	63	(1,352)	—
Gain on sale of auction rate securities	(2,414)	—	—
Non-cash reorganization items	26,223	—	—
Non-cash interest expense	4,661	1,890	—
Non-cash restructuring charges	81	3,565	3,401
Changes in operating assets and liabilities, net of effects from business acquired (Note 3):
Accounts receivable	880	35,915	(20,237)
Inventories	7,507	10,178	1,109
Deferred costs	13,543	5,484	(7,033)
Prepaid expenses and other current assets	528	960	6,380
Deferred revenue	(26,315)	(15,255)	14,297
Deferred rent	(316)	4,698	—
Accounts payable, accruals and taxes receivable and payable	(1,900)	(8,111)	4,072
Changes in other non-current assets and liabilities	(1,511)	110	146
Cash used in operating activities of discontinued operations	(132)	(40)	(1,813)

Cash provided by (used in) operating activities	(25,786)	51,931	37,271
Cash flows from investing activities (Note 3):
Acquisition of Excel	—	(368,711)	—
Cash received in acquisition of Excel	—	10,430	—
Acquisition of other business	—	—	(3,006)
Purchases of property, plant and equipment	(1,321)	(17,951)	(4,639)
Proceeds from the sale of auction rate securities	16,975	—	—
Proceeds from the sale of property, plant and equipment	4,054	3,211	—
Proceeds from sale of discontinued operations	—	21,593	—

Cash provided by (used in) investing activities	19,708	(351,428)	(7,645)
Cash flows from financing activities:
Proceeds from issuance of debt	—	210,000	—
Payments for debt issuance costs	—	(6,472)	—
Purchases of the Company’s common shares	—	(6,439)	(7,844)
Net proceeds from the issuance of share capital	—	63	8,179
Excess tax (expense) benefit of stock options	—	(219)	423

Cash provided by financing activities	—	196,933	758
Effect of exchange rates on cash and cash equivalents	405	(822)	3,688

Increase (decrease) in cash and cash equivalents	(5,673)	(103,386)	34,072
Cash and cash equivalents, beginning of period(1)	69,001	172,387	138,315

Cash and cash equivalents, end of period(1)	$63,328	$69,001	$172,387

Supplemental disclosure of cash flow information:
Cash paid for interest expense	22,779	156	918
Cash paid for income taxes	854	1,345	11,689
Supplemental disclosure of non cash financing activity:
Issuance of warrants	—	26,302	—
Supplemental disclosure of non cash investing activity:
Auction rate securities	772	80	—

(1)	The Consolidated Statements of Cash Flows include cash and cash equivalent balances (in thousands) of $0, $0 and $1 of discontinued operations for the years ended December 31, 2009, 2008, and 2007, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009

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

Acquisition of Excel Technology, Inc.

In August 2008, the Company acquired Excel, a designer, manufacturer and marketer of photonics-based solutions consisting of lasers, laser-based systems, precision motion devices and electro-optical components, primarily for industrial and scientific applications. Excel, which was headquartered in East Setauket, New York, manufactures its products in plants located in the United States and Germany, and sells its products to customers worldwide, both directly and indirectly through resellers and distributors. The Company acquired Excel in exchange for a cash payment of $368.7 million, including transaction costs, a portion of which was financed with proceeds received from the issuance of $210.0 million of 11% Senior Notes due 2013 (the “2008 Senior Notes”). This loan is discussed further in Notes 8 and 18 to Consolidated Financial Statements. Subsequent to the acquisition of Excel, the Company established a third segment which was comprised solely of the operations of the newly acquired entity. In 2009, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change. More specifically, certain portions of a specific product line within the Precision Technology segment were transferred to the Excel segment. The Company’s reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented. See Note 4 to Consolidated Financial Statements for further details regarding the Excel transaction.

Divestiture of U.S. General Optics Business

On October 8, 2008, the Company completed the sale of its General Optics business (the “U.S. Optics Business”), located in Moorpark, California, for $21.6 million, which represented a gain of $8.7 million, net of tax. The sale of the U.S. Optics Business is reported as Gain on Disposal of Discontinued Operations in the Company’s consolidated statement of operations for the year ended December 31, 2008. This business was part of the Company’s Precision Technology segment. The results of operations of the U.S. Optics Business have been reclassified and reported as income from discontinued operations in the Company’s consolidated statements of operations. See Note 5 to Consolidated Financial Statements for further details regarding the sale of the U.S. Optics Business.

Chapter 11 Bankruptcy Proceedings

On December 12, 2008, the Company announced that it had received four letters from certain holders of the 2008 Senior Notes issued in connection with the acquisition of Excel, alleging that the Company had failed to comply with the covenant in the Indenture governing the Company’s 2008 Senior Notes (the “2008 Senior Note Indenture”), that required it to file its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K within the time frames set forth in the SEC’s rules and regulations. Specifically, the letters alleged that the Company

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

failed to file its Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2008 (the “2008 Q3 Report”) within the time period specified by the rules and regulations of the SEC and that if such failure continued for 60 days from the date that the Company received notices of such failure from holders comprising at least 25% of the aggregate principal amount of the 2008 Senior Notes then outstanding, such failure would constitute an event of default. The Company notified the trustee under the 2008 Senior Note Indenture that the letters did not constitute proper notice as required by the terms of the 2008 Senior Note Indenture, and continued working diligently to complete the review by its Audit Committee and to file its 2008 Q3 Report to avoid any claim of an “Event of Default” from occurring under the 2008 Senior Note Indenture. Upon receipt of the letters from the note holders, the Company commenced discussions with certain of the noteholders and, on June 30, 2009, announced that the Company had reached an agreement with certain beneficial owners holding greater than 75% of the outstanding aggregate principal amount of the 2008 Senior Notes on a non-binding term sheet to consensually restructure its outstanding obligations under the 2008 Senior Notes.

As discussed below and in further detail in Note 18 to Consolidated Financial Statements, on November 20, 2009 (the “Petition Date”), GSIG and two of its United States subsidiaries, GSI Group Corporation (“GSI US”) and MES International, Inc. (“MES” and, collectively with GSIG and GSI US, the “Debtors”), filed voluntary petitions for relief (the “Chapter 11 Petitions”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (the “Chapter 11 Cases”).

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

On May 14, 2010, the Debtors entered into a Restructuring Plan Support Agreement (the “May Plan Support Agreement”) with the Equity Committee, the individual members of the Equity Committee (the “Committee Members”) and eight of ten beneficial holders (the “Consenting Noteholders”) of the 2008 Senior Notes. The Consenting Noteholders held 88.1% of the outstanding principal amount of the 2008 Senior Notes. Pursuant to the May Plan Support Agreement, which superseded the previous plan support agreement, the Equity Committee, the Committee Members and the Consenting Noteholders agreed to support a modified plan, in the form of the Fourth Modified Joint Chapter 11 Plan of Reorganization for the Debtors (the “May Plan”).

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

On July 23, 2010 (the “Effective Date”) the Debtors consummated their reorganization through a series of transactions contemplated by the Final Chapter 11 Plan, and the Final Chapter 11 Plan became effective pursuant to its terms. Refer to Note 18 to Consolidated Financial Statements for additional information concerning the Chapter 11 Cases including a description of material agreements the Company entered into on the Effective Date pursuant to the terms of the Final Chapter 11 Plan.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

Going Concern

On November 20, 2009, GSIG, together with two of its subsidiaries, voluntarily filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Under the Bankruptcy Code, the Company’s status as a bankruptcy debtor automatically accelerated the payment of the debt arising under the 2008 Senior Notes. Accordingly, this debt has been classified as current as of December 31, 2008 and as part of liabilities subject to compromise as of December 31, 2009 in the Company’s accompanying consolidated balance sheets. Operating in bankruptcy imposed significant risks and uncertainties on the Company’s business.

However, the Company emerged from bankruptcy on July 23, 2010 and in connection therewith completed a rights offering pursuant to which it sold common shares for approximately $85 million. The proceeds from the Rights Offering were used to pay down a portion of the obligations due with respect to the 2008 Senior Notes. The remaining obligations due with respect to the 2008 Senior Notes for unpaid principal and accrued interest were satisfied through the issuance of the Company’s common shares, the payment of cash and the issuance of new 12.25% Senior Secured PIK Election Notes (the “New Notes”) which mature in July 2014. As a result of the Company’s emergence from bankruptcy and the associated restructuring of its debt obligations, the Company believes it has sufficient liquidity to fund its operations through at least December 31, 2010.

2. Bankruptcy Disclosures

As discussed in Note 1 to Consolidated Financial Statements, GSIG and two of its United States subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On May 27, 2010, the Bankruptcy

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

Court entered an order confirming and approving the Final Chapter 11 Plan for the Debtors and the Final Chapter 11 Plan became effective and the transactions contemplated under the Final Chapter 11 Plan were consummated on July 23, 2010. Presented below are condensed combined financial statements of the Debtors and information concerning liabilities subject to compromise under the Final Chapter 11 Plan, pre-petition professional fees and reorganization items.

The Company has prepared the accompanying consolidated financial statements in accordance with Accounting Standard Codification (“ASC”) 852, “Reorganizations” (formerly Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 90-7-1, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”) and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

ASC 852 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the businesses are reported separately in the financial statements. All such costs are reported in reorganization items in the accompanying consolidated statement of operations for the year-ended December 31, 2009.

Condensed Combined Financial Statements

Since the consolidated financial statements of the Company include entities not in Chapter 11 reorganization proceedings, the following presents condensed combined financial information of the entities in Chapter 11 reorganization proceedings. The condensed combined financial information has been prepared, in all material aspects, on the same basis as the consolidated financial statements of the Company.

Basis of Presentation

The financial statements contained within this note represent the condensed combined financial statements for the Debtors only. GSI’s non-Debtor subsidiaries are treated as non-consolidated subsidiaries in these financial statements and as such their net income is included as “Equity income from non-Debtor subsidiaries, net of tax” in the statement of operations and their net assets are included as “Investments in non-Debtor subsidiaries” in the balance sheet.

Intercompany Transactions

Intercompany transactions between Debtors have been eliminated in the financial statements contained herein. Intercompany transactions with the Debtor’s non-Debtor subsidiaries have not been eliminated in the financial statements and are reflected as Liabilities to non-Debtor subsidiaries, net.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

GSI Group Inc.

CONDENSED COMBINED DEBTORS-IN-POSSESSION BALANCE SHEET

(In thousands of U.S. dollars)

(Unaudited)

December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$10,809
Accounts receivable, net	8,788
Income taxes receivable	26,071
Inventories	19,105
Deferred cost of goods sold	27,485
Prepaid expenses and other current assets	2,424

Total current assets	94,682
Property, plant and equipment, net of accumulated depreciation and amortization	13,727
Investments in non-Debtor subsidiaries	291,300
Other assets	17,599

Total assets	$417,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Liabilities to non-Debtor subsidiaries, net	$6,611
Accounts payable	3,643
Accrued compensation and benefits	1,191
Deferred revenue	50,104
Other accrued expenses	6,705
Other current liabilities	187

Total current liabilities	68,441
Liabilities to non-Debtor subsidiaries, net	34,671
Liabilities subject to compromise	220,560
Other liabilities	9,325

Total liabilities	332,997
Stockholders’ equity:	84,311

Total liabilities and stockholders’ equity	$417,308

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

GSI Group Inc.

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF OPERATIONS

(In thousands of U.S. dollars)

(Unaudited)

For the period from November 20, 2009 through December 31, 2009
Sales	$12,148
Cost of goods sold	8,362

Gross profit	3,786
Operating expenses:
Research and development and engineering	1,122
Selling, general and administrative	3,197
Amortization of purchased intangible assets	90
Restructuring, restatement related costs and other	725

Total operating expenses	5,134
Loss from operations	(1,348)
Interest income (expense), net	(2,909)
Other expense, net	(909)
Equity income (loss) from non-Debtor subsidiaries, net of tax	(162)

Loss from continuing operations before reorganization items and income taxes	(5,328)
Reorganization items	(23,606)

Loss from continuing operations before income taxes	(28,934)
Income tax benefit	2,324

Net loss	$(26,610)

GSI Group Inc.

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

For the period from November 20, 2009 through December 31, 2009
Cash flows from operating activities:
Net loss	$(26,610)
Adjustments to reconcile net loss to net cash from operating activities	26,313
Changes in operating assets and liabilities	5,155

Cash provided by operating activities	4,858
Cash flows from investing activities:
Cash provided by (used in) investing activities	—
Cash flows from financing activities:
Cash provided by (used in) financing activities	—

Increase in cash and cash equivalents	4,858
Cash and cash equivalents, beginning of period	5,951

Cash and cash equivalents, end of period	$10,809

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

Liabilities Subject to Compromise

As a result of the Chapter 11 filing, the payment of pre-petition indebtedness may be subject to compromise or other treatment under the Final Chapter 11 Plan as described in more detail below. Generally, actions to enforce or otherwise affect payment of pre-petition liabilities are stayed. Although pre-petition claims are generally stayed, at a hearing held on November 24, 2009, the Court approved the Debtors’ “first day” motions generally designed to stabilize the Debtors’ operations and cover, among other things, human capital obligations, supplier relations, customer relations, business operations, tax matters, cash management, utilities, case management and retention of professionals.

The Company’s undisputed post-petition claims are being paid in the ordinary course of business. In addition, the Debtors may reject pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and are classified as liabilities subject to compromise upon rejection. On January 20, 2010, the Court established February 24, 2010 as the bar date for non-governmental units and May 19, 2010 as the bar date for governmental units. The bar date is the date by which claims against the Debtors arising prior to the Debtors’ Chapter 11 filings must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. On January 25, 2010, the Debtors commenced notification, including publication, to all known actual and potential creditors informing them of the bar date and the required procedures with respect to the filing of proofs of claim with the Court.

Liabilities subject to compromise as of December 31, 2009 consisted of the following (in thousands):

2008 Senior Notes	$210,000
Accrued interest on 2008 Senior Notes	6,001
Other	4,559

Total	$220,560

A description of the transactions that were consummated on the Final Chapter 11 Plan Effective Date, including, but not limited to, the cancellation of the 2008 Senior Notes, payment of interest accrued on the 2008 Senior Notes, issuance of new senior secured notes, cancellation of shares of common stock issued and outstanding, issuance of new shares of common stock and payments made for all undisputed general unsecured pre-petition claims is included in Note 18 to Consolidated Financial Statements. The Company is completing the process of evaluating disputed claims.

All pre-petition claims are considered liabilities subject to compromise as of December 31, 2009. The amounts classified as liabilities subject to compromise may be subject to future adjustments depending on actions of the applicable courts, further developments with respect to disputed claims, or other events.

Pre-Petition Professional Fees

Pre-petition professional fees represent retention costs incurred during 2009 prior to the bankruptcy filing for financial and legal advisors to assist in the analysis of debt restructuring alternatives, as well as costs incurred by the Company of financial and legal advisors retained by the noteholders pursuant to certain binding agreements between the two parties. Pre-petition professional fees incurred in 2009 were as follows (in thousands):

Pre-Petition
Professional fees	$6,966

Total	$6,966

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

Reorganization Items

Reorganization items represent expense or income amounts that were recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items were incurred from the date of the bankruptcy filing through December 31, 2009. For the year ended December 31, 2009, the following were the items within this category (in thousands):

Post-Petition
Elimination of debt discount, deferred financing costs and accrued warrant penalty related to the 2008 Senior Notes	$22,397
Professional fees	1,209

Total	$23,606

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

Comparative Amounts and Other

Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements and notes thereto as of and for the year ended December 31, 2009. These reclassifications had no effect on the Company’s previously reported results of operations, financial position and cash flows.

Additionally, the Company has corrected the presentation of certain items in the accompanying consolidated balance sheet as of December 31, 2008 and the accompanying consolidated statements of cash flows for the years ended December 31, 2008 and 2007. These corrections relate to the following: (i) Correction of certain amounts previously reported within investing activities to operating activities in the accompanying consolidated statements of cash flows for the years ended December 31, 2008 and 2007. Previously reported operating cash flows of $38.9 million and $37.6 million in 2008 and 2007, respectively, have been corrected to $51.9 million and $37.3 million in 2008 and 2007, respectively. Previously reported investing cash flows of ($338.4) million and ($7.9) million in 2008 and 2007, respectively, have been corrected to ($351.4) million and ($7.6) million in

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

2008 and 2007, respectively. (ii) Correction of $0.1 million previously reported within accrued pension liability to other accrued expenses in the accompanying consolidated balance sheet as of December 31, 2008 and (iii) Correction of $0.6 million previously reported within other liabilities to accrued compensation and benefits in the accompanying consolidated balance sheet as of December 31, 2008. These corrections had no effect on the Company’s previously reported results of operations, financial position and cash flows.

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

Long-Term Investments

As of December 31, 2009, the Company held auction rate securities, recorded at a fair value of $11.3 million, and with a par value of $13.0 million. As of December 31, 2008, the Company held auction rate securities, recorded at a fair value of $25.1 million, and with a par value of $32.3 million. These securities were acquired as part of the Company’s purchase of Excel in 2008. These auction rate notes are student loans backed by the federal government and are privately insured. Current capital market conditions have impacted the Company’s ability to liquidate certain auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. Due to the current capital market conditions, an investor’s ability to sell auction rate securities at par has been adversely affected. Due to the uncertainty in the market as to when these auction rate notes will be refinanced or the auctions will resume, the Company has classified these instruments as long-term assets available for sale. If the credit ratings of the issuer, the bond insurers or the collateral deteriorates further, or if the issuers of these auction rate securities are unable to successfully close further auctions, the Company may further reduce the carrying value of these investments

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

and may in the future be required to record impairment charges against these investments, some of which may be considered other-than-temporary impairment charges. From January 1, 2009 through December 31, 2009, the Company recorded $0.8 million of other comprehensive income attributable to the change in unrealized gains relating to assets still held at December 31, 2009. From the date of the Company’s acquisition of Excel through December 31, 2008, the Company recorded $0.1 million of other comprehensive income attributable to the change in unrealized gains relating to assets still held at December 31, 2008.

During the year-ended December 31, 2009, the Company sold $19.3 million in par value of its auction rate securities valued at $14.6 million for $17.0 million in proceeds which resulted in the recognition of realized gains of approximately $2.4 million. The gains realized upon the sale of the auction rate securities are recorded in other income (expense), net in the accompanying consolidated statement of operations for the year-ended December 31, 2009. No losses were realized upon the sale of any auction rate securities during the year-ended December 31, 2009. The Company determines the cost of a security sold and the amount to be reclassified out of accumulated other comprehensive income (loss) into earnings based on the specific identification method. During the year-ended December 31, 2009, no amounts were reclassified out of accumulated other comprehensive income (loss) into earnings related to the sale of the Company’s auction rate securities. See Note 18 to Consolidated Financial Statements for discussion of sales of auction rate securities after December 31, 2009.

At December 31, 2009 and 2008, the Company had a 25.1% equity investment in a privately held company located in the United Kingdom, valued at $1.4 million and $0.8 million at December 31, 2009 and 2008, respectively, and included in other assets in the accompanying consolidated balance sheets. The Company uses the equity method to record the results of this entity. In relation to this investment, the Company recognized income of $0.5 million, $0.2 million and $0.2 million in 2009, 2008 and 2007, respectively, all of which are shown in other income (expense), net in the accompanying consolidated statements of operations.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

The following table summarizes the Company’s assets and liabilities, as of December 31, 2009, that are measured at fair value on a recurring basis (in thousands):

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash equivalents(1)	$12,863	$12,863	$—	$—
Auction rate securities(2)	11,272	—	—	11,272

Total	$24,135	$12,863	$—	$11,272

(1)	Cash equivalents are valued at quoted market prices in active markets.
(2)	Auction rate securities are valued based on assumptions that market participants might use in their estimates of fair value (including, among other factors, underlying collateral and lack of liquidity).

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

The following table summarizes the activity during the year-ended December 31, 2009 with respect to the auction rate securities, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2008	$25,065
Sales	(14,565)
Unrealized gains	772
Unrealized losses	—

Balance at December 31, 2009	$11,272

As a result of the impairment review of goodwill and intangible assets conducted due to the Company’s filing for Chapter 11 bankruptcy protection, the Company identified certain assets as impaired and as of December 31, 2009 has classified these assets as measured at fair value on a nonrecurring basis as follows (in thousands):

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains (Losses)
Goodwill(1)	$—	$—	$—	$—	$(485)
Intangible assets(2)	—	—	—	—	(560)

Total	$—	$—	$—	$—	$(1,045)

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

(1)	Relates to goodwill for a reporting unit within the Excel segment.
(2)	Relates to customer relationship intangible asset within a reporting unit asset associated with the Excel segment.

The fair values reflected above represents only those assets for which an impairment loss was recognized during the year-ended December 31, 2009. The goodwill and intangible assets have been classified as Level 3. The goodwill was initially valued based on the excess of the purchase price of the associated business combination over the fair value of the acquired tangible and intangible net assets and the intangible assets were initially valued at fair value. When identified as impaired, the goodwill and intangible assets were revalued at estimated fair value, which was zero as of December 31, 2009. The Company used unobservable inputs such as the estimated future cash flows associated to the reporting unit and respective intangible asset to determine the associated fair value. See Note 6 to Consolidated Financial Statements for further discussion regarding the Company’s impairment review conducted during the year-ended December 31, 2009.

See Note 8 to Consolidated Financial Statements for discussion of the estimated fair value of the Company’s 2008 Senior Notes. See Note 11 of Consolidated Financial Statements for discussion of the estimated fair value of the Company’s pension plan assets.

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

For the years ended December 31, 2009, 2008 and 2007, the allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Balance at beginning of period	$1,687	$374	$911
Assumed in Excel acquisition	—	1,221	—
Increase charged to selling, general and administrative expense	561	297	46
Write-offs, net of recoveries of amounts previously reserved	(498)	(131)	(580)
Exchange rate changes	26	(74)	(3)

Balance at end of period	$1,776	$1,687	$374

Inventories

Inventories, which include materials and conversion costs, are stated at the lower of cost or market, using the first-in, first-out method. Market is defined as replacement cost for raw materials and net realizable value for other inventories. Demo inventory is recorded at the lower of cost or its net realizable value.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

Property, plant and equipment impairment charges totaling $5.4 million were recorded in 2008, of which approximately $2.7 million pertained to assets in the Precision Technology segment, approximately $2.1 million pertained to assets in the Excel segment, and approximately $0.7 million related to corporate assets. No impairment charges related to property, plant and equipment were recorded in 2009 or 2007.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2009 noting no impairment. The Company also undertook an impairment review of goodwill and intangible assets at the end of 2009 due to the filing for voluntary relief under Chapter 11 of the U.S. Bankruptcy Code on November 20, 2009. This review resulted in an impairment charge of approximately $1.0 million to reduce the carrying values of these assets to their fair value. Goodwill and the definite-lived customer relationship intangible asset for the Excel segment were each impaired by approximately $0.5 million. The impairment of the customer relationship intangible asset is reflected as a reduction in its gross carrying amount. See Note 6 to Consolidated Financial Statements for further details.

The significant downturn in the global economy experienced in 2008, and most notably in the fourth quarter of 2008, negatively impacted the Company’s estimated future revenues and cash flows. The Company had

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

performed its annual goodwill impairment test in the beginning of the second quarter noting no impairment. However, the downturn in the global economy and its effect on the Company’s business, including its revenues, suggested that an impairment might exist as of December 31, 2008. Consequently, the Company undertook an impairment review of its goodwill, intangible assets and other long-lived assets (property, plant and equipment) at the end of 2008. This review led the Company to record an impairment charge of $215.1 million to reduce the carrying values of these assets to their fair value. Goodwill was impaired by $131.2 million. Intangible assets and property, plant and equipment were impaired by $78.5 million and $5.4 million, respectively. No impairments of these assets were recorded in 2007. The impairments of intangible assets and property, plant and equipment have been reflected as reductions in their gross carrying amounts. See Note 6 to Consolidated Financial Statements for further details.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

The Company has significant deferred revenue included in its accompanying consolidated balance sheets, with balances (including both current and long-term amounts) of $55.8 million and $84.2 million as of December 31, 2009 and 2008, respectively. A significant majority of these amounts relate to arrangements whereby the entire arrangement has been accounted for as deferred revenue, as there is no fair value for one or more of the undelivered elements. Upon the final delivery of the undelivered element(s) of the arrangement, the revenue will be recorded for that arrangement. To a much lesser extent, the deferred revenue balances relate to either: (a) the unrecognized portion of a multiple element arrangements that is being recognized into revenue over a ratable basis as associated services are performed; (b) arrangements not currently recognizable due to the arrangement not being fixed and determinable at its inception; (c) the future amortization to revenue of extended warranty contracts and preventative maintenance plans; (d) revenue deferrals for product shipments with FOB destination shipping terms; and (e) deposits from customers against future orders. The classification of deferred revenue, and deferred cost of goods sold, is based on the Company’s expectations relative to when the revenue will be recognizable, based on facts known to the Company as of the date its financial statements are released.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

Shipping & Handling Costs

Shipping and handling costs are recorded in cost of goods sold.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $0.6 million, $0.8 million and $1.0 million in 2009, 2008 and 2007, respectively.

Foreign Currency Translation

The financial statements of the Company and its subsidiaries outside the United States have been translated into United States dollars in accordance with ASC 830, “Foreign Currency Matters” (formerly SFAS No. 52, “Foreign Currency Translation”). Assets and liabilities of foreign operations are translated from foreign currencies into United States dollars at the exchange rates in effect on the balance sheet date. Sales and expenses are translated at the average exchange rate in effect for the period. Accordingly, gains and losses resulting from translating foreign currency financial statements are reported as a separate component of other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are included in net income (loss) in the accompanying consolidated statements of operations. Foreign exchange transaction losses, net were $0.8 million in 2009 and foreign exchange transaction gains, net were $0.9 million and $0.6 million in 2008 and 2007, respectively. These amounts arose primarily from transactions denominated in currencies other than the functional currency, as well as from gains (losses) on derivative contracts.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

Accumulated Other Comprehensive Income (Loss)

The following table provides the details of accumulated other comprehensive income (loss):

	Year Ended December 31,
	2009	2008
	(In thousands)
Foreign currency translation adjustments	$1,867	$(839)
Unrealized gain on auction rate securities	568	80
Pension liability	(5,865)	(3,477)

Total accumulated other comprehensive loss	$(3,430)	$(4,236)

The accumulated foreign currency translation adjustments changed significantly in 2009 due primarily to the falling U.S. dollar relative to foreign currencies and the revaluation of the intercompany loans with fixed interest rates which were entered into during 2008, after which time the U.S. dollar deteriorated relative to the foreign currencies. These loan balances will continue to change in future periods as the U.S. dollar strengthens or weakens relative to these foreign currencies.

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Consolidated net income (loss)	$(71,269)	$(203,787)	$15,155
Foreign currency translation adjustments	2,706	(12,499)	5,609
Unrealized gain on auction rate securities, net of tax	488	80	—
Pension liability, net of tax	(2,388)	797	4,172

Consolidated comprehensive income (loss)	(70,463)	(215,409)	24,936
Less: Comprehensive income attributable to noncontrolling interest	(61)	(60)	—

Comprehensive income (loss) attributable to GSI Group Inc.	$(70,524)	$(215,469)	$24,936

Derivative Financial Instruments

The Company’s primary objective for holding derivative financial instruments is to manage currency risk. In accordance with ASC 815, “Derivatives and Hedging” (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), the Company’s accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions, including cash flow, or net investment hedges. The Company did not have any derivative instruments that qualify for hedge accounting under ASC 815 at December 31, 2009 or 2008. In cases when the Company does have derivative contracts, it records all derivatives at fair value as assets or liabilities in the consolidated balance sheet and any changes are recognized in other income (expense), net.

When the Company enters into foreign currency derivative contracts, the contracts are generally for less than six months duration with the purpose of hedging foreign currency risk on sales transactions. At December 31, 2009 and 2008, the Company held no derivative contracts.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

	Year Ended December 31,
	2009	2008	2007
Weighted average common shares outstanding	47,747	43,125	42,364
Dilutive potential common shares(1)	—	—	281

Diluted common shares	47,747	43,125	42,645

Excluded from diluted common shares calculation—stock options, restricted stock and warrants that are anti-dilutive	800	1,394	1,049

(1)	Due to the Company’s net loss position for each of the years ended December 31, 2009 and 2008, all dilutive shares are excluded as their effect would have been anti-dilutive.

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

Disclosures about Derivative Instruments and Hedging Activities

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB statement No. 133” (SFAS No. 161) (codified within ASC 815,

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

“Derivatives and Hedging”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. At initial adoption, SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods. The Company’s adoption of SFAS No. 161 did not have an impact on the Company’s financial position, results of operations or cash flows because the Company did not have any derivative instruments or hedging activities outstanding during the year-ended December 31, 2009.

Business Combinations

On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) (codified within ASC 805, “Business Combinations”). SFAS No. 141(R) establishes principles and requirements for the method in which the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company’s adoption of SFAS No. 141(R) did not have an impact on the Company’s financial position, results of operations or cash flows because the Company did not consummate any business combinations during the year-ended December 31, 2009.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

As discussed in further detail in Note 6 to Consolidated Financial Statements, the Company undertook an impairment review of its goodwill, intangible assets and other long-lived assets (property, plant and equipment) at December 31, 2008 due to the significant downturn in the global economy in 2008, particularly in the fourth quarter. Included in the impairment charge recorded as of December 31, 2008 were impairments of the goodwill, intangible assets and fixed assets from the Company’s acquisition of Excel. These assets were reduced by $114.1 million, $66.5 million and $2.1 million, respectively. In addition, the Company undertook an impairment review of its goodwill and intangible assets at December 31, 2009 due to the filing for Chapter 11 bankruptcy protection. As a result of this review, goodwill and the definite-lived customer relationship intangible asset for the Excel segment were each impaired by approximately $0.5 million.

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

	Year Ended December 31,
	2008	2007
Sales	$387,255	$451,104

Income (loss) from continuing operations	(217,983)	1,256
Income from discontinued operations, net of tax	270	467
Gain on disposal of discontinued operations, net of tax	8,732	—

Net income (loss) attributable to GSI Group Inc.	$(208,981)	$1,723

Income (loss) from continuing operations per common share—basic and diluted	$(5.05)	$0.03
Income from discontinued operations per common share—basic and diluted	0.21	0.01

Net income (loss) attributable to GSI Group Inc. per common share—basic and diluted	$(4.85)	$0.04

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

5. Discontinued Operations

The Company evaluates its businesses and product lines periodically for strategic fit within its operations. On July 3, 2008, the Company entered into a definitive agreement to sell its U.S. Optics Business located in Moorpark, California and part of the Company’s Precision Technology segment for $21.6 million. The sale was closed on October 8, 2008. The Company includes all current and historical earnings from the U.S. Optics Business in the income (loss) from discontinued operations on the consolidated statement of operations. The net gain of $8.7 million is reported as gain on disposal of discontinued operations, net of tax, in the accompanying consolidated statement of operations for the year ended December 31, 2008.

In accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets” (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), the following amounts related to the U.S. Optics Business have been segregated from continuing operations and included in discontinued operations, net of tax, in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2009	2008	2007
Sales of discontinued business	$—	$10,188	$11,502

Pre-tax income (loss) of discontinued business	(132)	495	763
Provision for taxes on income of discontinued business	—	(225)	(296)

Income (loss) from operations of discontinued business attributable to GSI Group Inc.—net of tax	(132)	270	467

Pre-tax gain on discontinued business	—	13,412	—
Provision for taxes on gain	—	(4,680)	—

Gain on discontinued business attributable to GSI Group Inc.—net of tax	—	8,732	—

Income (loss) from discontinued business attributable to GSI Group Inc.—net of tax	$(132)	$9,002	$467

The assets and liabilities relating to the U.S. Optics Business were segregated from other of the Company’s assets and liabilities. During the year-ended December 31, 2009, the Company recorded an additional charge of $0.1 million related to discontinued operations associated with an insurance premium adjustment; however, the Company did not have any significant continuing involvement with the operations of this component after the disposal transaction. Net cash flows of the Company’s discontinued operations from each of the categories of operating, investing and financing were not significant for the years ended December 31, 2009, 2008 and 2007.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

6. Goodwill, Intangible Assets and Impairment Charges

Goodwill

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The change in the carrying amount of goodwill during the years ended December 31, 2009 and 2008 is as follows (in thousands):

	Reportable Segment
	Excel	Precision Technology	Total
Balance at December 31, 2007	$—	$26,291	$26,291
Acquisition of Excel	149,941	—	149,941
Impairment of goodwill	(114,123)	(17,046)	(131,169)

Balance at December 31, 2008	35,818	9,245	45,063
Impairment of goodwill	(485)	—	(485)

Balance at December 31, 2009	$35,333	$9,245	$44,578

Intangible Assets

As of December 31, 2009, intangible assets consisted of the following (in thousands):

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$61,463	$(39,807)	$21,656	6.4
Customer relationships	33,121	(11,516)	21,605	9.3
Customer backlog	2,355	(2,355)	—	—
Non-compete agreements	4,870	(2,543)	2,327	1.6
Trademarks, trade names and other	5,746	(2,852)	2,894	9.2

Amortizable intangible assets	107,555	(59,073)	48,482	7.6

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Totals	$120,582	$(59,073)	$61,509

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

All definite-lived intangible assets are amortized on a straight-line basis over their remaining life. Amortization expense for customer relationships, customer backlog, non-compete agreements and definite-lived trademarks, trade names and other are included in operating expenses in the accompanying consolidated statements of operations and was $5.8 million, $5.7 million and $2.2 million in 2009, 2008 and 2007, respectively. Amortization expense for patents and acquired technology are included in cost of goods sold in the accompanying consolidated statements of operations and was $3.9 million, $4.7 million and $3.6 million in 2009, 2008 and 2007, respectively.

Estimated amortization expense for each of the five succeeding years and thereafter as of December 31, 2009, is as follows (in thousands):

Year Ending December 31,	Cost of Goods Sold	Operating Expenses	Total
2010	$3,884	$4,440	$8,324
2011	3,843	3,520	7,363
2012	3,165	2,651	5,816
2013	3,165	2,651	5,816
2014	3,165	2,564	5,729
Thereafter	4,434	11,000	15,434

Total	$21,656	$26,826	$48,482

Impairment Charges

The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2009 noting no impairment. The Company undertook an impairment review of goodwill and intangible assets at the end of 2009 due to the filing for Chapter 11 bankruptcy protection. This review led the Company to record an impairment charge of approximately $1.0 million to reduce the carrying values of these assets to their fair value. Goodwill and the definite-lived customer relationship intangible asset for the Excel segment were each impaired by approximately $0.5 million. The impairment of the customer relationship intangible asset is reflected as a reduction in its gross carrying amount.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

The results of the impairment review as of December 31, 2009 are summarized in the following table (in thousands):

	Pre-Impairment Net Carrying Value	Impairment Charge	Post-Impairment Net Carrying Value
Goodwill	$45,063	$(485)	$44,578
Indefinite-lived intangible assets	13,027	—	13,027
Definite-lived intangible assets	49,042	(560)	48,482
Property, plant and equipment	49,502	—	49,502

	$156,634	$(1,045)	$155,589

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

•

Excel: $114.1 million for goodwill, $21.3 million for indefinite-lived intangible assets, $45.2 million for definite-lived intangible assets and $2.1 million for property, plant and equipment. Total impairment: $182.7 million.

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

Revenue and the resulting cash flows, as well as the applied discount rate that is associated with risk and the Company’s cost of capital, are significant inputs in the calculation of the fair value of goodwill and intangible assets. The deterioration of certain reporting unit cash flow forecasts, and other factors, resulted in the decrease in the fair value of the Company’s goodwill and intangible assets in 2009 and 2008.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

The downward revision in the Company’s estimated future cash flows and the increase in the rates used to discount them account for most of the impairment recorded on the Company’s goodwill and intangible assets in 2008. The downward revision in the Company’s estimated future cash flows for a particular Excel segment reporting unit resulted in the impairment recorded on the Company’s goodwill and intangible assets in 2009. No impairment charges were recorded in 2007. Following the Company’s 2009 and 2008 impairment charges, it continues to maintain a significant balance in its goodwill, intangible assets and other long-lived assets. To the extent that the Company’s assumptions used to value the goodwill and other intangible assets as of December 31, 2009 should adversely change, due to a further deterioration of the markets that the Company serves, the broader worldwide economy, or the performance of the Company’s business relative to its expectations as of December 31, 2009, the Company may be required to record additional impairment charges in the future.

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

The Company’s acquisition of Excel was finalized on August 20, 2008 pursuant to a merger agreement that was entered into as of July 9, 2008. Inherent in the Company’s purchase price valuation of Excel were estimates of the future performance of Excel, including revenue and expense projections. In September 2008, shortly after the acquisition, the worldwide economies began a dramatic period in which credit was tightened and international trade declined dramatically. The significant downturn in the global economy experienced in 2008, and most notably in the fourth quarter of 2008, negatively impacted the Company’s estimated future revenues and cash flows, as compared to the Company’s prior estimates, including those estimates made at the time the Company acquired Excel. Excel’s 2009 unaudited actual revenues were approximately 32% lower than Excel’s 2009 projected revenue at the time of the acquisition in August 2008. From the acquisition in August 2008 to December 2008, when the impairment analysis was performed, the Company reduced Excel’s annual revenue projections by $50.1 to $54.5 million per year, or on average approximately 26% per year, compared to the projections used to initially value the intangible assets in Excel’s purchase price allocation. During this same period of time, the Company’s cost of capital increased significantly, primarily due to the increase in risk associated with an investment in the Company’s equity securities. The Company’s estimated cost of capital increased in the fourth quarter of 2008 after the Company announced the delayed filing of its financial results. The announcement increased the Company’s risk profile and made financing more expensive, as a result of the decline in the Company’s stock price, the receipt by the Company of default notices from its noteholders, and the severe economic downturn. The Company’s weighted average cost of capital forms the basis of the rates used to discount the Company’s cash flow forecasts which are integral to the Company’s fair value estimates. The discount rates utilized to initially value the intangible assets in the purchase price allocation ranged from 10.0% to 13.0%, while the discount rates utilized in the December 31, 2008 impairment analyses of the goodwill and other intangible assets ranged from 16.5% to 17.5%.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

7. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of December 31, 2009 and 2008:

Inventories

	December 31,
	2009	2008
	(In thousands)
Raw materials	$34,982	$41,355
Work-in-process	14,905	17,548
Finished goods	11,964	13,751
Demo inventory	3,751	5,068
Consigned inventory	842	786

Total inventories	$66,444	$78,508

Property, Plant and Equipment, net

	December 31,
	2009	2008
	(In thousands)
Cost:
Land, buildings and improvements	$48,131	$48,602
Machinery and equipment	50,598	51,146

Total cost	98,729	99,748
Accumulated depreciation and amortization	(49,227)	(45,309)

Net property, plant and equipment	$49,502	$54,439

Depreciation expense, including amortization of demo inventory, was $7.7 million, $8.5 million and $8.7 million for 2009, 2008 and 2007, respectively. The costs in the table above reflect the $5.4 million impairment charge that was recorded as of December 31, 2008. See the Impairment Charges section of Note 6 for further details.

Prepaid Expenses and Other Current Assets

	December 31,
	2009	2008
	(In thousands)
Prepaid expenses	$3,830	$4,411
U.K. buildings held for sale	—	3,376
Other current assets	1,792	1,782

Total	$5,622	$9,569

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

At December 31, 2008, the Company had two properties in the U.K. classified as assets held for sale with net book values of $0.2 million and $3.2 million, respectively. The Company completed the sale of one of these properties in February 2009 for proceeds of $0.4 million and recorded a gain on the sale of $0.2 million. The gain on the sale of the asset is reflected in other income (expense), net in the accompanying consolidated statement of operations for the year-ended December 31, 2009. The remaining U.K. property was sold in October 2009 during the three months ended December 31, 2009. The proceeds received on the sale of this property totaled $3.5 million, which is approximately equivalent to the net book value of the asset on the date of sale; therefore, no gain or loss was recorded on the sale. Both properties held for sale at December 31, 2008 are associated with the Precision Technology segment.

At December 31, 2007, the Company had a third property in the U.K. classified as held for sale with a net book value of $1.5 million. The Company completed the sale of this property during the three months ended June 27, 2008 for proceeds of $3.2 million and recorded a gain on the sale of the asset of $1.7 million in the same period. The gain on the sale is reflected in other income (expense), net in the accompanying consolidated statement of operations for the year-ended December 31, 2008. This property is associated with the Precision Technology segment.

Other Accrued Expenses

	December 31,
	2009	2008
	(In thousands)
Accrued interest	$2,631	$8,342
Accrued penalty to warrant holders (Note 8)	—	805
Accrued warranty	3,140	3,793
Accrued professional fees	3,143	2,076
Accrued third party sales commissions	266	604
Customer deposits	1,112	484
Accrued restructuring, current portion	1,194	2,969
Accrued litigation settlements	403	—
Deferred rent, current portion	343	343
Other	1,911	4,476

Total	$14,143	$23,892

Accrued Warranty

	December 31,
	2009	2008
	(In thousands)
Balance at beginning of period	$3,793	$4,216
Assumed in Excel acquisition	—	1,214
Charged to costs and expenses	1,831	6,618
Use of provision	(2,590)	(7,948)
Foreign currency exchange rate changes	106	(307)

Balance at end of period	$3,140	$3,793

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

Other Liabilities

	December 31,
	2009	2008
	(In thousands)
Deferred rent	$4,039	$4,355
Other	—	214

Total	$4,039	$4,569

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

The 2008 Senior Notes pay interest semi-annually on February 15th and August 15th and mature in August 2013. Following the first anniversary of the Closing Date, the Company had the right to redeem up to 50% of the 2008 Senior Notes at par without penalty. Following the third anniversary of the Closing Date, the Company had the right to redeem up to 100% of the 2008 Senior Notes at par without penalty. The 2008 Senior Note Indenture contained covenants that restricted the Company’s ability to incur additional indebtedness, pay dividends, create liens, make investments, sell assets, repurchase securities, or engage in specified transactions with affiliates. As discussed in Note 1 to Consolidated Financial Statements, GSIG and two of its wholly-owned United States subsidiaries filed for bankruptcy on November 20, 2009. Under the Bankruptcy Code, the Company’s status as a bankruptcy debtor automatically accelerated the 2008 Senior Notes. Accordingly, the 2008 Senior Notes are classified as a current liability in the Company’s accompanying consolidated balance sheet as of December 31, 2008. As of December 31, 2009, this debt is classified as a liability subject to compromise in accordance with ASC 852.

The $26.3 million of value ascribed to the Warrants was recorded as a discount against the 2008 Senior Notes. This discount was being amortized to interest expense using the effective interest method over the life of the 2008 Senior Notes. In connection with the issuance of the 2008 Senior Notes, the Company incurred $6.5 million in issuance fees which are classified as current assets at December 31, 2008. These issuance fees were being amortized to interest expense on a straight-line basis over the contractual term of the 2008 Senior Notes. As of December 31, 2008, the unamortized portion of the valuation of the warrants was $24.9 million and the unamortized debt issuance costs were $6.0 million. However, in accordance with the reclassification of the 2008 Senior Notes after the November 20, 2009 bankruptcy filing to liabilities subject to compromise, the Company recorded write-offs related to the remaining unamortized portion of the discount and deferred debt financing costs in order to record the 2008 Senior Notes at the expected amount of the allowed claims. The aggregate amount of the write-off related to the remaining unamortized portion of the discount attributable to the warrants totaled $21.4 million, while the write-off related to the remaining unamortized portion of the deferred debt

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

financing costs totaled $4.9 million. Both the write-off related to the remaining unamortized portion of the debt discount and the write-off related to the deferred debt financing costs are classified as reorganization items in the accompanying consolidated statement of operations for the year-ended December 31, 2009. The 2008 Senior Notes, net of the value of the Warrants, constitute a net carrying value of $210.0 million and $185.1 million at December 31, 2009 and 2008, respectively. For the years-ended December 31, 2009 and 2008, the total amount recorded to interest expense on the 2008 Senior Notes, including accretion of the discount and amortization of the debt issuance costs, was $27.7 million and $10.2 million, respectively.

As discussed further in Note 1, the Company failed to timely file its annual and quarterly reports. Pursuant to a Registration Rights Agreement (the “RRA”) with the Warrant holders, the Company notified the Warrant holders that it was indefinitely suspending its registration statement on Form S-3. Under the RRA, monetary penalties accrue and are payable to the Warrant holders for failure to maintain an effective registration statement, subject to certain terms and conditions more specifically set forth therein. In 2008, the Company incurred penalties under the RRA, and as a result has recorded an expense and corresponding accrued liability of $0.8 million as of December 31, 2008. The Company continued to incur penalties in 2009. Through the date of the Company’s filing for Chapter 11 bankruptcy protection on November 20, 2009, the Company had accrued the maximum penalty due under the RRA of $3.8 million. However, as a result of the Company’s filing for Chapter 11 bankruptcy protection on November 20, 2009, the Company reversed the existing balance of the Warrant penalty accrual totaling $3.8 million as part of its reclassification of the 2008 Senior Notes as liabilities subject to compromise at the expected amount of the allowed claims.

Pursuant to the Final Chapter 11 Plan, on July 23, 2010 upon emergence from bankruptcy, $10.0 million of the 2008 Senior Notes were repaid in cash and the remaining 2008 Senior Notes were cancelled and replaced by $107.0 million in aggregate principal amount of 12.25% Senior Secured PIK Election Notes (the “New Notes”) which mature on July 23, 2014. See Note 18 to Consolidated Financial Statements for information concerning transactions related to the Chapter 11 Cases.

Fair Value of Debt

No public trades occurred in the 2008 Senior Notes during the year-ended December 31, 2009. The Company engaged in ongoing negotiations regarding the value of the 2008 Senior Notes and an appropriate restructuring plan throughout this time period with the lender group and others. Thus, although the actual value of the 2008 Senior Notes may have varied materially if trading had taken place, the Company estimates that the fair value of the 2008 Senior Notes as of December 31, 2009 is its associated par value.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

Shareholders Rights Plan

At the annual meeting of shareholders held on May 15, 2008, shareholders approved a resolution approving the continuation, amendment and restatement of the Company’s shareholders rights plan.

Prior to the 2008 annual meeting of shareholders, the board of directors of the Company approved an amended and restated shareholder rights plan agreement to be dated May 15, 2008 (the “Rights Plan”), if approved by shareholders at such meeting. The Rights Plan was originally approved by the Company’s shareholders on May 26, 2005 and its continued existence had to be approved and confirmed by independent shareholders on or before the date of the Company’s 2008 annual meeting of shareholders or the Rights Plan would expire. The Rights Plan was cancelled in connection with the Company’s emergence from the Chapter 11 proceedings. See Note 18 to Consolidated Financial Statements.

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

Stock Repurchase Plan

In December 2005, the Company’s Board of Directors authorized a stock repurchase program providing for the repurchase of up to $15.0 million in shares of the Company’s common shares. In February 2008, the Company’s Board of Directors authorized an increase in the stock repurchase program up to a total of $40.0 million. The Company repurchased and retired 772,467 shares, 816,830 shares, and 381,300 shares in 2008, 2007, and 2006, respectively, at an aggregate cost of $6.4 million, $7.8 million, and $3.8 million, respectively. The program was suspended in May 2008 as a result of the Company’s decision to acquire Excel. At December 31, 2009, $21.9 million remains available for future Company purchases under this program. In connection with the Chapter 11 Cases, the stock repurchase program was cancelled. See Note 18 to Consolidated Financial Statements.

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

2006 Equity Incentive Plan

On May 15, 2006, shareholders of the Company approved the 2006 Equity Incentive Plan which provides for the sale or grant of various awards of, or the value of, the Company’s common shares including stock options, stock appreciation rights, restricted stock and performance shares and units, performance-based awards, and

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

stock grants, to officers, directors, employees and certain consultants to the Company. The maximum number of shares of the Company’s common shares which may be issued pursuant to the 2006 Equity Incentive Plan is 9,406,000 shares, including a 2,500,000 share increase as approved by the Company’s shareholders at the May 2008 annual meeting, and subject to adjustment in the event of certain corporate events and reduced by the number of shares already issued pursuant to awards under the Company’s 1992 and 1995 Equity Incentive Plans. The plan has a ten year term. As of December 31, 2009, there were 4,246,784 common shares available for future issuance under this plan. The 2006 Equity Incentive Plan was cancelled upon the Company’s emergence from bankruptcy. See Note 18 to Consolidated Financial Statements.

The Company recorded compensation expense related to restricted stock awards issued under the 2006 Equity Incentive Plan totaling $2.1 million, $2.8 million and $2.5 million for 2009, 2008 and 2007, respectively. Approximately $0.2 million of the compensation expense recognized during the year-ended December 31, 2009 relates to awards that are accounted for as share-based liabilities under ASC 718. The share-based liabilities relate to the Company’s obligations arising from its commitment to issue shares of restricted stock and common stock to the members of its Board of Directors as compensation for their services provided as members of the Company’s Board of Directors. The associated liability is reported within other accrued expenses in the accompanying consolidated balance sheet as of December 31, 2009. The expense associated with the Company’s share-based liabilities is reported within selling, general and administrative expense in the accompanying consolidated statement of operations for the year-ended December 31, 2009. No awards were accounted for as share-based liabilities during either the year-ended December 31, 2008 or the year-ended December 31, 2007. No other issuances were made under the 2006 Equity Incentive Plan during the year-ended December 31, 2009. Stock compensation expense is primarily included in selling, general, and administrative expenses, and as an increase to additional paid-in capital on the Company’s consolidated balance sheets. Earnings before income taxes were reduced by these amounts. As the restricted stock is issuable to the holder, subject to vesting provisions, with no consideration payable by the holder, the grant date fair value per share is based on the quoted stock price on the date of the grant.

It is the Company’s policy to issue new shares for equity awards. For awards that vest based solely on service conditions, the Company recognizes compensation expense on a straight-line basis over the requisite service period, which is generally from the grant of the awards through the end of the vesting period. For awards with vesting that is contingent upon the achievement of performance conditions, the Company recognizes compensation expense on a straight-line basis over the requisite service period, which is generally from the grant of the awards through the end of the vesting period, for each separately vesting tranche of the award. Restricted stock awards have generally been issued with a three-year vesting period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on actual experience. The Company assesses the likelihood that performance-based shares will be earned based on the probability of meeting the performance criteria. For those performance-based awards that are deemed probable of achievement, expense is recorded, and for those awards that are deemed not probable of achievement, no expense is recorded. The Company assesses the probability of achievement each quarter.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

The table below summarizes activity relating to restricted stock awards issued under the 2006 Equity Incentive Plan:

	Restricted Stock Awards (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2006	606	$9.28
Granted	782	$10.07
Vested	(134)	$9.14
Forfeited	(87)	$9.95

Nonvested restricted stock at December 31, 2007	1,167	$9.78
Granted	805	$7.91
Vested	(305)	$9.67
Forfeited	(907)	$8.95

Nonvested restricted stock at December 31, 2008	760	$8.84
Granted	—	—
Vested	(275)	$8.93
Forfeited	(75)	$8.18

Nonvested restricted stock at December 31, 2009	410	$8.90

The Company’s restricted stock awards consist of both time-based and performance-based awards. Based on the Company’s estimates of forfeitures of time-based awards, and estimates relative to performance-based awards’ vesting and forfeitures, the Company would record aggregate compensation expense of $0.9 million subsequent to December 31, 2009, over a weighted average life of 0.9 years.

The total fair value of restricted stock awards that vested in 2009, 2008 and 2007, based on the market price of the underlying stock on the day of vesting, was $0.2 million, $2.3 million and $1.3 million, respectively.

Other Incentive Compensation Plans

The Company has several stock option plans and a warrant plan with outstanding grants that pre-date the 2006 Equity Incentive Plan. In 2005, the unvested options were accelerated. No new options will be granted under pre-2006 equity plans. All pre-2006 equity plans were also cancelled upon the Company’s emergence from bankruptcy. See Note 18 to Consolidated Financial Statements. Stock option and warrant activity under these plans is presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,342	$9.73
Granted	—	—
Exercised	(954)	$8.59
Forfeited and expired	(160)	$10.83

Outstanding at December 31, 2007	1,228	$10.46
Granted	—	—
Exercised	(16)	$3.89
Forfeited and expired	(782)	$11.13

Outstanding at December 31, 2008	430	$9.49	1.46 years	$—
Granted	—	—
Exercised	—	—
Forfeited and expired	(167)	$8.97

Outstanding at December 31, 2009	263	$9.82	1.24 years	$—

Exercisable at December 31, 2009	263	$9.82	1.24 years	$—

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the quoted price of common shares for the options and warrants that were in the money at December 31, 2009. There were no in the money shares at December 31, 2009. The intrinsic values of exercised options and warrants, under the other incentive compensation plans, during the year ended December 31, 2007 was $1.3 million.

The following summarizes outstanding and exercisable options and warrants as of December 31, 2009:

Exercise Prices	Number of Shares (in thousands)	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
$8.83	60	1.85	$8.83
$9.36	11	1.14	$9.36
$10.00	80	1.57	$10.00
$10.09	72	0.67	$10.09
$10.60	40	0.72	$10.60

	263	1.24	$9.82

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

Pension and other benefit costs reflected in the accompanying consolidated statements of operations are based on the projected benefit method of valuation. Within the accompanying consolidated balance sheets, pension plan benefit liabilities are included in accrued pension liability. In 2006, the Company adopted ASC 715, “Defined Benefit Plans” (formerly SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”). This adoption had minimal impact on the accounting for the U.K. Plan as the Company’s prior year underfunded status was recognized as a liability with changes recorded to other comprehensive income. The Company used measurement dates of December 31, for 2009, 2008 and 2007.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

The net periodic pension cost (benefit) for the U.K. Plan includes the following components:

	2009	2008	2007
	(In thousands)
Components of the net periodic pension cost (benefit):
Service cost	$—	$—	$—
Interest cost	1,334	1,609	1,637
Expected return on plan assets	(1,310)	(1,814)	(1,800)
Amortization of the unrecognized transition obligation (asset)	—	—	—
Amortization of prior service cost (credit)	—	—	—
Amortization of (gain) loss	146	90	293

Net periodic pension cost (benefit)	$170	$(115)	$130

The actuarial assumptions used to compute the net periodic pension cost (benefit) for the U.K. Plan were as follows:

	2009	2008	2007
Weighted-average discount rate	6.0%	5.8%	5.1%
Weighted-average rate of compensation increase	—	—	—
Weighted-average long-term rate of return on plan assets	6.7%	7.3%	7.3%

The actuarial assumptions used to compute the funded status for the U.K. Plan were as follows:

	2009	2008
Weighted-average discount rate	5.8%	6.0%
Weighted-average rate of compensation increase	—	—
Rate of inflation	3.6%	3.1%
Weighted-average long-term rate of return on plan assets	6.5%	6.7%

The discount rate used is derived from plotting a trend curve base on the yields on all AA corporate bonds at durations up to 15 years, with the iBoxx series of Corporate Bond indices as of December 31, 2009. This was then extrapolated beyond 15 years, taking into account the trend for gilts and swaps. The discount rate was then set to reflect the expected cash flows from the plan.

The inflation assumption has been derived from the difference between the yield on government fixed interest and index-linked gilts at December 31, 2009 adjusted by 0.2% to reflect possible distortions due to supply and demand and an inflation risk premium.

The rate of compensation increase has been derived by considering forward rates of inflation derived from the difference between the yield on government fixed interest and interest-linked gilts as of December 31, 2009 adjusted by 0.2% to reflect possible distortions due to supply and demand. An aggregate rate allowing for future cash flows has been derived for pensioners and non-pensioners.

The overall expected rate of return on assets assumption has been derived by calculating the weighted average of the expected rate of return for each asset class. Fixed interest securities are based on current market yields, equities and property returns are based on an additional return of 3.25% above U.K. government securities, and cash is based on the current Bank of England base rate.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

The liabilities were determined by adjusting the value of the plan liabilities as of December 31, 2008 and 2009 rather than undertaking a full valuation. A full actuarial valuation may have led to results that would be different from the approximate roll forward method. However, any differences in the calculations compared with those of a full valuation are not expected to be material and will emerge as an actuarial gain or loss in future years. The estimates are based on actuarially computed best estimates of pension asset long-term rates of return and long-term rate of obligation escalation. Variances between these estimates and actual experience are amortized over the employees’ average remaining service life.

The following table provides a reconciliation of benefit obligations and plan assets of the U.K. Plan (in thousands):

	2009	2008
Change in benefit obligation:
Projected benefit obligation at beginning of year	$20,819	$30,340
Service cost	—	—
Interest cost	1,334	1,609
Actuarial (gains)/losses	2,257	(2,792)
Benefits paid	(610)	(591)
Foreign currency exchange rate changes	2,147	(7,747)

Projected benefit obligation at end of year	$25,947	$20,819

Accumulated benefit obligation	$25,947	$20,819

Change in plan assets:
Fair value of plan assets at beginning of year	$18,069	$26,778
Actual return on plan assets	2,424	(2,003)
Employer contributions	622	643
Benefits paid	(610)	(591)
Foreign currency exchange rate changes	1,866	(6,758)
Other	—	—

Fair value of plan assets at end of year	$22,371	$18,069

Funding status at end of year	$(3,576)	$(2,750)

Amount recognized in the financial statements consists of:
Accrued pension liability	$3,576	$2,750

Amounts included in accumulated other comprehensive income (loss) not yet recognized in periodic pension cost (benefit)	$(5,523)	$(4,098)
Amounts expected to be amortized from accumulated other comprehensive income (loss) into net periodic pension costs over the next fiscal year consists of
Net actuarial (gain)	$209	$134
Net transition obligation	—	—

The measurement dates are December 31, 2009 and December 31, 2008. The impact of the adoption of the measurement date provision of ASC 715 was not material.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

The U.K. Plan’s asset allocations at December 31, 2009 and 2008 were as follows:

	2009	2008
Asset Category:
Equity securities	76%	73%
Debt securities	5	6
Property	9	20
Cash	10	1

Total	100%	100%

The Company’s overall objective is to invest in a portfolio of diversified assets, primarily through the use of institutional collective funds, to achieve long-term growth. The strategic asset allocation uses a combination of risk controlled and index strategies in fixed income and global equities. The target allocations are approximately 61% to funds investing in equities (including a sub-allocations of 24% for U.K. and 37% for overseas equities, including emerging markets) , approximately 15% to funds investing in fixed income governmental bonds (primarily in government or other public securities issued by the government of the U.K.), and approximately 24% to funds investing in property, primarily commercial real estate located in the U.K. The plan maintains enough liquidity at all times to meet the near-term benefit payments.

The following table reflects the total expected benefit payments to the U.K. Plan participants as of December 31, 2009. These payments have been estimated based on the same assumptions used to measure the Company’s benefit obligation at year end (in thousands):

2010	$468
2011	655
2012	476
2013	506
2014	903
Thereafter	5,432

Total	$8,440

As of December 31, 2009, the Company anticipated that the total expected contribution to the U.K. Plan in 2010 would be $0.6 million. However, based on the preliminary results of a new funding valuation in 2010, the Company would be required to increase its annual contributions to the U.K. Plan from approximately $0.6 million to $0.8 million for a period of approximately 10 years, including an additional one-time lump-sum payment of approximately $1.6 million, of which $0.8 million was paid in September 2010. The remaining $0.8 million would be payable after the funding valuation results are finalized and all necessary U.K. governmental approvals are obtained. It is the Company’s practice to fund the U.K. Plan sufficient to meet the benefits while also allowing for future U.K. price inflation. The Company also funds the plan to meet the minimum required by U.K. laws.

Japan Defined Benefit Pension Plan

The Company maintains a tax qualified pension plan in Japan that covers substantially all Japanese employees. The Company deposits funds in various fiduciary-type arrangements and/or purchases annuities. Benefits are based on years of service and the employee’s compensation at retirement. Employees with less than

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

The assumptions that are used to value the costs and obligations of the plan reflect the Japanese economic environment. The Company continues to fund the plan sufficient to meet current benefits as well as fund a portion of future benefits as permitted by regulatory authorities. An actuarial valuation of the plan was conducted as of December 31, 2009, 2008 and 2007.

The net periodic pension cost (benefit) for the Japan defined benefit pension plan includes the following components:

	2009	2008	2007
	(In thousands)
Components of the net periodic pension cost (benefit):
Service cost	$251	$214	$162
Interest cost	32	26	22
Expected return on plan assets	(2)	(5)	(3)
Amortization of the unrecognized transition obligation (asset)	70	72	57
Amortization of prior service cost (credit)	—	—	—
Amortization of (gain) loss	—	—	—
Settlement (gain) loss	(14)	—	—
Curtailment (gain) loss	130	—	—

Net periodic pension cost (benefit)	$467	$307	$238

The actuarial assumptions used to compute the net periodic pension cost (benefit) for the Japan defined benefit pension plan were as follows:

	2009	2008	2007
Weighted-average discount rate	1.6%	1.7%	1.9%
Weighted-average rate of compensation increase	3.0%	3.0%	3.0%
Weighted-average long-term rate of return on plan assets	0.3%	0.8%	0.8%

The actuarial assumptions used to compute the funded status for the Japan defined benefit pension plan were as follows:

	2009	2008
Weighted-average discount rate	1.3%	1.6%
Weighted-average rate of compensation increase	3.0%	3.0%
Weighted-average long-term rate of return on plan assets	0.3%	0.8%

The estimates are based on actuarially computed best estimates of pension asset long-term rates of return and long-term rate of obligation escalation. Variances between these estimates and actual experience are amortized over the employees’ average remaining service life.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

The most recent actuarial valuation of the plan was performed as of December 31, 2009. This valuation includes the actuarial present value of the pension benefit obligation. The following table provides a reconciliation of benefit obligations and plan assets of the Japan defined benefit pension plan (in thousands):

	2009	2008
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,112	$1,490
Service cost	251	214
Interest cost	32	26
Curtailments	(13)	—
Settlements	(490)	—
Actuarial (gains)/losses	(40)	92
Benefits paid	—	(91)
Foreign currency exchange rate changes	(47)	381

Projected benefit obligation at end of year	$1,805	$2,112

Accumulated benefit obligation	$1,422	$1,678

Change in plan assets:
Fair value of plan assets at beginning of year	$836	$551
Actual return on plan assets	(8)	(1)
Employer contributions	225	229
Settlements	(490)	—
Benefits paid	—	(91)
Foreign currency exchange rate changes	(20)	148

Fair value of plan assets at end of year	$543	$836

Funding status at end of year	$(1,262)	$(1,276)

Amount recognized in the financial statements consists of:
Accrued pension liability	$1,262	$1,276

Amounts included in accumulated other comprehensive income (loss) not yet recognized in periodic pension cost (benefit)	$(549)	$(794)
Amounts expected to be amortized from accumulated other comprehensive income (loss) into net periodic pension costs over the next fiscal year consists of
Net actuarial (gain)	$—	$—
Net transition obligation	66	82

The Company’s pension plan asset allocations for the Japan defined benefit pension plan at December 31, 2009 and 2008 were as follows:

	2009	2008
Asset Category:
Equity securities	—%	—%
Debt securities	—	—
Property	—	—
Insurance contracts	100.0	100.0

Total	100.0%	100.0%

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

The following table reflects the total expected benefit payments to plan participants as of December 31, 2009. These payments have been estimated based on the same assumptions used to measure the Company’s benefit obligation for the Japan defined benefit pension plan at year end (in thousands):

2010	$113
2011	121
2012	129
2013	136
2014	201
Thereafter	961

Total	$1,661

The Company anticipates that contributions to the plan in 2010 will be $0.2 million. The plans investment strategy is low risk with preservation of principal as the primary objective. Plan assets are held in insurance related investments. There was no significant change in the investment strategy of this plan during 2009, 2008 or 2007.

Fair Value of Plan Assets

The following table summarizes the fair values of the Company’s pension plan assets at December 31, 2009 by asset category (in thousands):

	U.K. Defined Benefit Pension Plan
Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Equity securities(1)	$16,979	$—	$16,979	$—
Debt securities(2)	1,249	—	1,249	—
Property(3)	1,998	—	1,998	—
Cash	2,145	2,145	—	—

Total	$22,371	$2,145	$20,226	$—

(1)	This class comprises a diversified portfolio of global equities in various industries which seek long-term growth to match the long-term nature of pension fund liabilities.
(2)	This class represents a passively managed index fund investing primarily in government or other public securities issued by the government of the U.K.
(3)	This class represents a property investment trust focused on maintaining a balanced U.K. commercial property portfolio.

The table above presents the fair value of the U.K. Plan assets in accordance with the fair value hierarchy. Certain pension plan assets are measured using net asset value per share (or its equivalent) and are reported as a level 2 investment above due to the Company’s ability to redeem its investment either at the balance sheet date or within limited time restrictions.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

	Japan Defined Benefit Pension Plan
Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Insurance contracts(4)	$543	$—	$543	$—

Total	$543	$—	$543	$—

(4)	This class represents funds invested in insurance contracts.

Defined Contribution Plans

The Company has defined contribution employee savings plans in the United Kingdom, the United States and Canada. In the United Kingdom the Company offers a retirement savings plan. The United States employees can make contributions to a 401(k) plan. The Company matches the contributions of participating employees on the basis of percentages specified in each plan. Company matching contributions to the plans were $1.6 million, $3.0 million and $3.0 million in 2009, 2008 and 2007, respectively.

12. Income Taxes

The Company recorded a tax benefit of $0.8 million during the 2009 fiscal year. The effective tax rate for 2009 was (1.1%) of income before taxes, compared to an effective tax rate of (15.5%) of income before taxes for 2008. The Company is incorporated in Canada and therefore uses the Canadian statutory rate. The Company’s tax rate in 2009 differs from the Canadian statutory rate of 31.5% due to a $1.3 million charge for unfavorable permanent differences of which $2.7 million relates to the expiration of net operating losses in Canada, a $0.7 million increase in the Company’s liability for uncertain tax positions, a $0.5 million charge related to the deferred tax on unremitted earnings, and a $22.5 million increase in valuation allowance due to restatement and impairment in the U.K. The aforementioned charges were partially offset by benefits derived from a $0.2 million benefit from research and development tax credits, a $0.2 million benefit related to a settlement with the Canadian Revenue Agency, a $0.8 million benefit related to interest income on previously filed income tax returns, and a $2.9 million benefit due to international tax rate differences.

	2009	2008	2007
	(In thousands)
Income (loss) from continuing operations before income taxes:
Canadian	$2,609	$4,664	$6,947
U.S.	(75,798)	(252,693)	7,001
Other	1,279	(3,792)	8,223

Total	$(71,910)	$(251,821)	$22,171

Details of the income tax provision (benefit) are as follows:
	2009	2008	2007
Current
Canadian	$81	$388	$850
U.S.	(2,712)	(5,518)	3,448
Other	623	837	988

	(2,008)	(4,293)	5,286
Deferred
Canadian	3,691	1,332	608
U.S.	(2,565)	(36,151)	(783)
Other	109	80	2,373

	1,235	(34,739)	2,198

Income tax provision (benefit)	$(773)	$(39,032)	$7,484

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

The reconciliation of the statutory Canadian income tax rate related to income from continuing operations before income taxes to the effective rate is as follows:

	2009	2008	2007
	(In thousands, except percentages)
Reconciliation of effective tax rate in the statement of operations
Expected Canadian tax rate	31.5%	29.5%	32.1%
Expected income tax provision (benefit)	$(22,652)	$(74,287)	$7,124
Permanent differences	1,288	47,004	(165)
International tax rate differences	(2,858)	(13,776)	(163)
Change in valuation allowance	22,480	(23)	358
Provision to Return	(271)	1,927	(939)
NOL expirations	2,653	—	—
Extraterritorial income exclusion	—	—	(689)
Uncertain tax positions	732	1,165	910
Tax credits	(193)	(244)	(322)
State income tax, net	(1,736)	(1,647)	(255)
Withholding tax	80	388	850
Amended Returns and prior filings	(762)	363	—
Other	466	98	775

Reported income tax provision (benefit)	$(773)	$(39,032)	$7,484

Effective tax rate (benefit)	(1.1)%	(15.5)%	33.8%

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items and operating loss carryforwards for financial and tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)
Deferred tax assets
Operating tax loss & IRC Section 163(j) carryforwards	$25,818	$13,597
Compensation related deductions	4,327	3,674
Tax credits	4,867	4,327
Restructuring accrued liabilities	3,534	4,110
Deferred revenue	3,164	6,384
Transaction costs	1,431	—
Inventory	5,662	5,296
Depreciation	974	193
Amortization	3,680	6,519
Original Issue Discount	9,087	1,577

Total deferred tax assets	62,544	45,677
Valuation allowance for deferred tax assets	(33,935)	(10,769)

Net deferred income tax assets	$28,609	$34,908

Deferred tax liabilities
Unremitted earnings	$(528)	$—
Depreciation	(4,282)	(4,868)
Amortization	(21,153)	(25,068)
Other	(79)	(681)

Total deferred tax liabilities	$(26,042)	$(30,617)

Allocated as follows:
Net deferred income tax assets—short-term	$6,370	$11,106
Net deferred income tax liabilities—short-term	(831)	(486)
Net deferred income tax assets—long-term	22,876	23,802
Net deferred income tax liabilities—long-term	(25,848)	(30,131)

Net deferred income tax assets	$2,567	$4,291

In determining its fiscal 2009, 2008, and 2007 tax provisions under ASC 740, “Income Taxes” (formerly SFAS No. 109, “Accounting for Income Taxes”), the Company determined the deferred tax assets and liabilities for each separate tax entity. Management then considered a number of factors, including the positive and negative evidence regarding the realization of its deferred tax assets to determine whether a valuation allowance should be recognized with respect to its deferred assets. In accordance with ASC 740, the Company has recorded valuation allowances to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies in determining the need for valuation allowances. The Company will continue to evaluate its deferred tax position on a quarterly basis and will record any increase or decrease to the amount currently reflected as appropriate in the period of change in evaluation.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

The Company has provided valuation allowances in the amount of $33.9 million and $10.8 million at December 31, 2009 and December 31, 2008, respectively. The change in valuation allowance is due to activities in numerous jurisdictions. In United States, Canada and the United Kingdom, the valuation allowances were increased as the Company determined that it is more likely than not that it will not realize certain of its deferred tax assets.

At December 31, 2009, the Company had loss carryforwards of $8.9 million (tax effected) available to reduce future years’ income for tax purposes. Of this amount, approximately $2.3 million relates to the United States and expires between 2009 and 2023, $1.3 million relates to Canada, of which approximately $1.2 million expires at the end of 2010, $3.7 million related to the United Kingdom and can be carried forward indefinitely, and $0.7 million relates to Germany and can be carried forward indefinitely. At December 31, 2009, the Company had an IRC Section 163(j) excess interest carryforward of $16.9 million (tax effected) available to reduce future years’ income for tax purposes.

At December 31, 2009, the Company had tax credits of approximately $4.9 million available to reduce future years’ income for tax purposes. Of this amount, approximately $2.5 million relates to the United States and expires between 2016 and 2023 and $2.4 million relates to Canada of which $1.4 million expires in 2010 and 2012 and, $1.0 million can be carried forward indefinitely.

Income taxes paid during 2009 and 2008 were $0.9 and $1.3 million, respectively.

Undistributed earnings of the Company’s non-Canadian subsidiaries amounted to approximately $13.8 million as of December 31, 2009. With two exceptions discussed further below, the Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business as defined in the provisions of ASC 740 (formerly SFAS No. 109, “Accounting for Income Taxes” and Accounting Principles Board (“APB”) Opinion No. 23, “Accounting for Income Taxes-Special Areas”). In general, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation. However, in the Company’s 2009 financial statements, deferred tax was provided with respect to two dividend transactions that the Company ultimately consummated in 2010. Notwithstanding the 2010 dividend, the Company continues to assert that the remaining undistributed earnings are indefinitely reinvested.

In July 2006, the FASB issued Financial Accounting Standard Board (“FASB”) Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (codified within ASC 740, “Income Taxes”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006.

In addition, in May 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (codified within ASC 740, “Income Taxes”) to amend FIN 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FIN 48-1, an enterprise’s tax position will be considered effectively settled if the taxing

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

authority has completed its examination, the enterprise does not plan to appeal, and the possibility is remote that the taxing authority would reexamine the tax position in the future. The Company believes that it has appropriately accounted for the effect of FIN 48-1 in its financial statements.

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

As of the date of adoption, the total amount of unrecognized tax benefits totaled approximately $2.4 million, of which $2.4 million, if recognized, would favorably affect its effective tax rate in any future period. As of December 31, 2008 the total amount of unrecognized tax benefits increased to $5.2 million. As of December 31, 2009, the amount of unrecognized tax benefits totaled approximately $6.1 million, of which $6.1 million, if recognized would favorably affect its effective tax rate. Given the uncertainty regarding when the authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases in income tax that may occur within the next twelve months cannot be made.

The reconciliation of the total amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2006	$2,440
Additions based on tax positions related to the current year	1,751
Additions for tax positions of prior years	487
Reductions for tax positions of prior years	—
Settlements	(1,141)

Balance at December 31, 2007	3,537
Additions based on tax positions related to the current year	819
Additions for tax positions of prior years	362
Excel acquisition	448
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2008	5,166
Additions based on tax positions related to the current year	694
Additions for tax positions of prior years	228
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2009	$6,088

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009 and 2008, the Company had approximately $1.0 million and $0.8 million, respectively, of accrued interest and penalties related to uncertain tax positions.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

The Company files income tax returns in the U.S. federal, states, and foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state or local, or foreign income tax examinations by tax authorities for the years before 2002 as these years have been effectively settled as described in FSP FIN 48-1. Currently, the Company is under examination in the United States for tax years 2000 through 2005. During 2009, the Company effectively settled its audit with the Canadian Revenue Agency for years 2002 through 2004 with no material differences from the Company’s previously accrued amount. The Company’s income tax returns may be reviewed in the following countries and for the following periods under the appropriate statutes of limitations: United States (2006-present), Canada (2003-present), United Kingdom (2006-present), and Germany (2006-present).

13. Restructuring, Restatement Related Costs and Other

The following table summarizes restructuring, restatement related costs and other expense in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
United Kingdom restructuring	$710	$3,628	$6,713
Germany restructuring	1,520	187	(58)
Novi restructuring	—	1,390	—
Bedford restructuring	11	3,338	—

Restructuring charges	2,241	8,543	6,655
Restatement related costs and other charges	14,050	1,942	—

Total restructuring, restatement related costs and other charges	$16,291	$10,485	$6,655

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

On February 29, 2008 and June 27, 2008, the Company executed agreements to sell assets related to its otherwise discontinued Impact product line, and certain assets related to its Laser Mark and Excimer Laser product lines within the Precision Technology segment. The majority of the assets sold in the transaction represent inventory that had already been written off and were included as part of the restructuring charges recorded in 2007. Payments received on asset sales that are due beyond one year are recorded as restructuring benefits when they are received. Accordingly, the sales resulted in a restructuring benefit of $0.1 million for the year-ended December 31, 2009 and $0.3 million for the year ended December 31, 2008.

In December 2008, the Company announced the transfer of all volume related manufacturing from its Rugby, U.K. facility within the Precision Technology segment, to the Company’s facilities in China and the then-newly acquired Excel manufacturing sites. These activities have been completed in 2009, at a total cost of $4.7 million, which is comprised of non-cash land and building impairment charges of $3.6 million, employee severance costs of $1.0 million and facility related charges of $0.1 million. In December 2008, the Company recorded $3.9 million of this total to restructuring expense. It was comprised of $3.6 million of non-cash land and building impairment charges and $0.3 million of employee severance costs. In addition to the amount recorded to restructuring and other expense, the Company recorded a charge of $0.6 million for inventory write-offs against cost of goods sold in 2008. During the year-ended December 31, 2009, the Company recorded the remaining $0.8 million in restructuring costs related to this restructuring plan. It was comprised of $0.7 million of employee severance costs and $0.1 million for manufacturing transition costs.

Germany Restructuring

As a result of restructuring programs undertaken in 2000 through 2004, and the subsequent sublease of the Company’s Munich, Germany facility within the Precision Technology segment in May 2007 through the end of its lease term, the Company carried a $1.1 million accrual for the cost of this lease as of December 31, 2008. As noted above, the Company regularly reviews its assumptions with respect to excess space, including contractual lease payments and expected proceeds from the sublessor. Following this review, the Company recorded adjustments to the restructuring accrual in each of 2008 and 2007. During the year-ended December 31, 2009, the Company determined that it would no longer recover sublease payments from the subtenant. Accordingly, the previous estimate of future sublease payments was revised. As a result, the Company recorded an additional restructuring charge of $1.3 million during the year-ended December 31, 2009 related to the revised sublease assumptions. As of December 31, 2009, cumulative expense related to this restructuring plan is $4.1 million. The remaining accrual of $2.1 million will be paid ratably over the remaining term of the lease, which expires in January 2013.

On July 23, 2009, the Company initiated certain restructuring activities to consolidate its German sales and distribution operations for the Precision Technology segment located in Munich, Germany with those of Excel

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

Technology Europe, located in Darmstadt, Germany. The Company’s lease obligations related to the facility in Darmstadt, Germany were acquired in connection with the Company’s acquisition of Excel in August 2008. These consolidation activities have been completed in 2009, at a total cost of $0.2 million, which is comprised entirely of facility related charges including a lease termination fee, required remaining lease payments and move related costs. Of the total restructuring charge of $0.2 million incurred during the year-ended December 31, 2009, $0.1 million was paid prior to December 31, 2009. The remaining $0.1 million is expected to be paid during the first six months of 2010.

Novi Restructuring

In the second quarter of 2008, the Company implemented a plan to close its Novi, Michigan facility, which provided U.S. sales, applications and service support to a product line included in the Company’s Precision Technology segment. The Novi facility was consolidated within the Company’s Bedford, Massachusetts facility. In connection with this action, the Company recorded a restructuring charge of $1.4 million during the year-ended December 31, 2008, consisting of $0.7 million for employee severance costs and $0.7 million in lease abandonment and related costs. The majority of the employee severance payments were made in 2008 and the remaining amounts have been paid in 2009. The lease costs are being paid ratably over the duration of the lease, which ends in 2012.

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

Restatement Related Costs and Other Charges

During the years ended December 31, 2009 and 2008, the Company incurred costs to third parties, including auditors, attorneys, forensic accountants, and other advisors, that relate to the restatement of the Company’s previously issued financial statements as reported in its Annual Report on Form 10-K for the year-ended December 31, 2008 and its Quarterly Report on Form 10-Q for the quarter ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in the Company’s restructuring, restatement related costs and other charges for the respective periods in the accompanying consolidated statements of operations. The costs incurred were $14.1 million and $1.9 million in 2009 and 2008, respectively. No such costs were incurred during the year-ended December 31, 2007.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activity related to the Company’s restructuring charges recorded on the accompanying consolidated balance sheets (in thousands):

Balance at December 31, 2006	$1,337
Restructuring charges (benefits), net	6,655
Cash payments	(3,249)
Non-cash write-offs or other adjustments	(3,401)

Balance at December 31, 2007	1,342
Restructuring charges (benefits), net	8,543
Cash payments	(3,803)
Non-cash write-offs or other adjustments	(3,563)

Balance at December 31, 2008	2,519
Restructuring charges (benefits), net	2,241
Cash payments	(2,677)
Non-cash write-offs or other adjustments	367

Balance at December 31, 2009	$2,450

As of December 31, 2009 and 2008, $1.3 million and $1.1 million, respectively, of accrued restructuring charges were included in long-term liabilities classified as accrued restructuring, net of current portion in the accompanying consolidated balance sheets. The current portion of accrued restructuring charges is included in other accrued expenses. See Note 7 to Consolidated Financial Statements.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

In February 2010, the Company entered into an Amended Lease Agreement with 125 Middlesex Turnpike, LLC to reduce the term of its current lease at 125 Middlesex Turnpike, Bedford, Massachusetts from 12 years (of which approximately 10 years were remaining) to 3 years from the new effective date of May 27, 2010. The rental payment will continue at $0.1 million per month. The future minimum lease payment table below excludes the impact of this lease modification. In the aggregate, the modification reduces the Company’s obligations under the current lease by approximately $10.8 million, of which $0.9 million relates to 2013, $1.6 million relates to 2014 and $8.3 million relates to periods thereafter.

For the years ended December 31, 2009, 2008 and 2007 lease expense was $5.2 million, $5.4 million and $4.9 million, respectively. Future minimum lease payments under operating leases expiring subsequent to December 31, 2009 are as follows (in thousands):

2010	$5,521
2011	4,779
2012	4,223
2013	3,131
2014	2,671
Thereafter	15,566

Total minimum lease payments	$35,891

The Company has sublease agreements on its Novi, Michigan and Munich, Germany facilities and expects that it will receive aggregate proceeds of $0.5 million from 2010 to 2013 in connection with these agreements. The payments presented in the table above do not include assumptions relative to the receipt of these sublease payments.

Purchase Commitments

As of December 31, 2009, the Company had purchase commitments for inventory and services of $27.1 million. These purchase commitment are expected to be incurred as follows: $24.6 million in 2010, $2.3 million in 2011 and $0.2 million in 2012.

Deferred Compensation

Certain former officers and employees had deferred payment of a portion of their compensation until termination of employment or later. Deferred compensation is included in accrued compensation and benefits and totaled $0.7 million at December 31, 2008. No deferred compensation balances remained at December 31, 2009 as all amounts were paid out to the respective recipients during the year-ended December 31, 2009.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

Line of Credit

As of December 31, 2009 and 2008, the Company had outstanding a line of credit to secure standby letters of credit that were issued for certain facility operating leases, customer prepayments, warranty obligations, customs duties and bid bonds. The total amount available under the line of credit is approximately 500,000€, of which 225,590€ and 228,970€ was available at December 31, 2009 and 2008, respectively.

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

On December 12, 2008, in connection with the delayed filing of its results for the quarter ended September 26, 2008, and the announcement of a review of revenue transactions, a putative shareholder class action alleging federal securities violations was filed in the United States District Court for the District of Massachusetts against the Company, a former officer and a then-current officer and director. Specifically, the complaint alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks recovery of damages in an unspecified amount. The action was brought on behalf of a putative class of shareholders who purchased the Company’s stock between April 30, 2008 and December 3, 2008. A lead plaintiff, Mason Tenders District Council Trust Funds, was appointed on May 8, 2009. On July 1, 2009, the Court ordered lead plaintiff to file a consolidated or amended complaint within 30 days of the Company’s filing of restatements for certain of its historical financial results with the SEC. In May 2010, the parties reached an agreement in principle to settle the litigation. The settlement covers purchasers of the common stock of the Company between February 27, 2007 and June 30, 2009. On July 30, 2010, a Motion for Certification of a Settlement Class and for Preliminary Approval of Class Action Settlement was filed with the court. The settlement is subject to preliminary and final approval by the United States District Court. Although the settlement agreement has not yet been approved by the United States District Court, the total settlement amount is within the Company’s insurance policy limits; the Company’s contribution to the settlement amount would be limited to the balance of the Company’s self-insured retention, of which approximately $403,000 is included in accrued expenses as of December 31, 2009.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

SEC Investigation

As discussed under “Significant Recent Events—Restatement of Financial Results” in Item 1 of this Annual Report on Form 10-K, the Company conducted the Revenue Review, which included a review of certain of its historical accounting practices. On May 14, 2009, the Company received a notice from the SEC indicating that the SEC is conducting a formal investigation relating to its historical accounting practices and the restatement of its historical consolidated financial statements. On September 16, 2010, the Company received a “Wells Notice” from the SEC, stating that the Staff is considering recommending that the Commission institute a civil injunctive action or administrative proceeding against the Company, alleging that the Company violated various provisions of the Securities Act and the Securities Exchange Act, and providing the Company with the opportunity to make a submission to the Staff in connection therewith. In connection with the contemplated action, the SEC may seek a permanent injunction or cease-and-desist order, disgorgement, prejudgment interest and the imposition of a civil penalty. The Company is cooperating fully with the SEC’s investigation.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

There was no concentration of credit risk related to the Company’s position in trade accounts receivable as of either December 31, 2009 or December 31, 2008. No individual customer represented 10% or more of the Company’s outstanding accounts receivable at December 31, 2009 and 2008. Credit risk with respect to trade accounts receivables is generally minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

Reportable Segment Financial Information

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Sales
Precision Technology	$79,456	$138,684	$184,509
Semiconductor Systems	49,669	88,342	111,515
Excel	129,964	63,736	—
Intersegment sales elimination	(4,701)	(2,294)	(4,943)

Total	$254,388	$288,468	$291,081

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Gross Profit
Precision Technology	$32,128	$45,050	$66,877
Semiconductor Systems	15,993	27,485	45,958
Excel	52,628	24,764	—
Intersegment gross profit elimination	(2,797)	319	298

Total	$97,952	$97,618	$113,133

The Company reports operating expenses and assets on a consolidated basis to the chief operating decision maker.

Geographic Segment Information

The Company attributes sales to geographic areas on the basis of the customer location where products are shipped. Sales to these customers are as follows (in thousands):

	Year Ended December 31,
	2009		2008		2007
	Sales	% of Total	Sales	% of Total	Sales	% of Total
United States	$80,299	31.6%	$88,533	30.7%	$79,229	27.2%
Asia-Pacific	80,028	31.4	62,008	21.5	100,562	34.5
Japan	30,525	12.0	73,646	25.5	63,630	21.9
Europe	61,606	24.2	59,653	20.7	47,014	16.2
Latin and South America, other	1,930	0.8	4,628	1.6	646	0.2

Total	$254,388	100.0%	$288,468	100.0%	$291,081	100.0%

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

Long-lived assets, which include property, plant and equipment, intangibles and goodwill, but excludes other assets, long-term investments, deferred cost of goods sold and deferred tax assets, are attributed to geographic areas in which the Company’s assets are located. A summary of these long-lived assets is as follows (in thousands):

	As of December 31,
	2009	2008
United States	$144,795	$157,598
Europe	7,105	7,842
Japan	270	540
Asia-Pacific, other	3,419	4,982

Total	$155,589	$170,962

Significant Customers

During the year-ended December 31, 2009, one customer, Powerchip Technology Corporation and certain related parties, accounted for approximately 10% of the Company’s sales. Powerchip Technology Corporation and certain related parties is a customer within the Semiconductor Systems segment. There was no individual customer in 2008 or 2007 that accounted for 10% or more of the Company’s sales. At December 31, 2009 and 2008, no individual customer accounted for 10% or more of the Company’s accounts receivable balance.

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

The Company recorded sales and raw material purchases from Sumitomo Heavy Industries Ltd., a significant shareholder and recorded raw material purchases from Integrated Dynamics Engineering Gmbh, a related party to JEC II Associates, LLC, a significant shareholder. The amounts and terms of these transactions were equivalent to similar third-party transactions.

The following table summarizes the related party transactions in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2009	2008	2007
Sales to ECRM, Inc.	$242	$514	$711
Sales to Sumitomo Heavy Industries Ltd.	1,242	3,329	3,573
Purchases from Sumitomo Heavy Industries Ltd.	62	108	108
Purchases from Integrated Dynamics Engineering Gmbh	111	*	*

*	Integrated Dynamics Engineering Gmbh was not a related party during this period.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

The following table summarizes the related party transactions on the consolidated balance sheets (in thousands):

	As of December 31,
	2009	2008
Accounts receivable from ECRM, Inc.	$60	$162
Accounts receivable from Sumitomo Heavy Industries Ltd.	414	204
Accounts payable to Sumitomo Heavy Industries Ltd.	—	—
Accounts payable to Integrated Dynamics Engineering Gmbh	—	*

*	Integrated Dynamics Engineering Gmbh was not a related party during this period.

17. Quarterly Financial Information (unaudited)

The Company’s interim financial statements are prepared on a quarterly basis ending on the last Friday closest to the end of the calendar quarter.

	Three Months Ended
	December 31, 2009	October 2, 2009
	(in thousands, except per share data)
Sales	$72,509	$55,067
Cost of goods sold	44,908	32,768

Gross profit	27,601	22,299
Operating expenses	28,807	28,382

Income (loss) from operations	(1,206)	(6,083)
Interest income (expense) and other income (expense), net	(5,313)	(7,573)

Income (loss) from continuing operations before reorganization items and income taxes	(6,519)	(13,656)
Reorganization items	(23,606)	—

Income (loss) from continuing operations before income taxes	(30,125)	(13,656)
Income tax provision (benefit)	1,622	(739)

Income (loss) from continuing operations	(31,747)	(12,917)
Income (loss) from discontinued operations, net of tax	—	—
Gain from sale of discontinued operations, net of tax	—	—

Consolidated net income (loss)	(31,747)	(12,917)
Less: Net income attributable to noncontrolling interest	(17)	(49)

Net income (loss) attributable to GSI Group, Inc.	$(31,764)	$(12,966)

Net income (loss) from continuing operations per common share:
Basic	$(0.66)	$(0.27)
Diluted	$(0.66)	$(0.27)
Net income (loss) from discontinued operations per common share:
Basic	$—	$—
Diluted	$—	$—
Net income (loss) per common share:
Basic	$(0.66)	$(0.27)
Diluted	$(0.66)	$(0.27)

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

	Three Months Ended
	July 3, 2009	April 3, 2009
	(in thousands, except per share data)
Sales	$62,904	$63,908
Cost of goods sold	38,451	40,309

Gross profit	24,453	23,599
Operating expenses	27,441	33,559

Income (loss) from operations	(2,988)	(9,960)
Interest income (expense) and other income (expense), net	(7,459)	(7,722)

Income (loss) from continuing operations before reorganization items and income taxes	(10,447)	(17,682)
Reorganization items	—	—

Income (loss) from continuing operations before income taxes	(10,447)	(17,682)
Income tax provision (benefit)	(734)	(922)

Income (loss) from continuing operations	(9,713)	(16,760)
Income (loss) from discontinued operations, net of tax	(132)	—
Gain from sale of discontinued operations, net of tax	—	—

Consolidated net income (loss)	(9,845)	(16,760)
Less: Net income (loss) attributable to noncontrolling interest	(14)	19

Net income (loss) attributable to GSI Group, Inc.	$(9,859)	$(16,741)

Net income (loss) from continuing operations per common share:
Basic	$(0.20)	$(0.35)
Diluted	$(0.20)	$(0.35)
Net income (loss) from discontinued operations per common share:
Basic	$—	$—
Diluted	$—	$—
Net income (loss) per common share:
Basic	$(0.21)	$(0.35)
Diluted	$(0.21)	$(0.35)

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

	Three Months Ended
	December 31, 2008	September 26, 2008
	(in thousands, except per share data)
Sales	$96,331	$71,443
Cost of goods sold	66,764	48,557

Gross profit	29,567	22,886
Operating expenses	252,908	42,409

Income (loss) from operations	(223,341)	(19,523)
Interest income (expense) and other income (expense), net	(6,957)	(2,283)

Income (loss) from continuing operations before reorganization items and income taxes	(230,298)	(21,806)
Reorganization items	—	—

Income (loss) from continuing operations before income taxes	(230,298)	(21,806)
Income tax provision (benefit)	(31,951)	(7,600)

Income (loss) from continuing operations	(198,347)	(14,206)
Income (loss) from discontinued operations, net of tax	(40)	(19)
Gain from sale of discontinued operations, net of tax	8,732	—

Consolidated net income (loss)	(189,655)	(14,225)
Less: Net income attributable to noncontrolling interest	(56)	(4)

Net income (loss) attributable to GSI Group, Inc.	$(189,711)	$(14,229)

Net income (loss) from continuing operations per common share:
Basic	$(4.30)	$(0.34)
Diluted	$(4.30)	$(0.34)
Net income (loss) from discontinued operations per common share:
Basic	$0.19	$—
Diluted	$0.19	$—
Net income (loss) per common share:
Basic	$(4.11)	$(0.34)
Diluted	$(4.11)	$(0.34)

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

	Three Months Ended
	June 27, 2008	March 28, 2008
	(in thousands, except per share data)
Sales	$59,469	$61,225
Cost of goods sold	36,861	38,668

Gross Profit	22,608	22,557
Operating expenses	23,537	23,891

Income (loss) from operations	(929)	(1,334)
Interest income (expense) and other income (expense), net	1,138	1,408

Income (loss) from continuing operations before reorganization items and income taxes	209	74
Reorganization items	—	—

Income (loss) from continuing operations before income taxes	209	74
Income tax provision (benefit)	259	260

Income (loss) from continuing operations	(50)	(186)
Income (loss) from discontinued operations, net of tax	110	219
Gain from sale of discontinued operations, net of tax	—	—

Consolidated net income (loss)	60	33
Less: Net income attributable to noncontrolling interest	—	—

Net Income (loss) attributable to GSI Group, Inc.	$60	$33

Net Income (loss) from continuing operations per common share:
Basic	$—	$—
Diluted	$—	$—
Net income (loss) from discontinued operations per common share:
Basic	$—	$0.01
Diluted	$—	$0.01
Net income (loss) per common share:
Basic	$—	$—
Diluted	$—	$—

18. Subsequent Events

NASDAQ Delisting Determination

On November 3, 2009, the NASDAQ Hearing Panel (the “Panel”) of the NASDAQ Stock Market (“NASDAQ”) notified the Company that it had determined to delist its common shares from the NASDAQ Global Select Market and to suspend trading in its common shares effective at the open of market on November 5, 2009. The Panel’s determination was made in connection with the Company’s non-compliance with the filing requirements set forth in Listing Rule 5250(c)(1) due to the delayed filing of certain of its periodic reports. As permitted by NASDAQ rules, the Company timely appealed the Panel’s determination to the NASDAQ Listing and Hearing Review Council (the “Listing Council”). On January 15, 2010, the Listing Council notified the Company that it had affirmed the Panel’s decision to delist the Company’s securities. On March 15, 2010, the Company received notification from the NASDAQ Stock Market, LLC Board of Directors

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

(the “NASDAQ Board”) that the NASDAQ Board has declined to call for review the January 15, 2010 decision of the Listing Council. Accordingly, pursuant to Listing Rule 5825, the Listing Council’s decision represents the final decision of NASDAQ. In accordance with Listing Rule 5830 and Rule 12d2-2 under the Securities Exchange Act of 1934, NASDAQ filed an application on Form 25 with the SEC on April 5, 2010, to delist the Company’s securities from NASDAQ. The application became effective April 15, 2010. Following the Company’s emergence from bankruptcy on July 23, 2010, its common shares have been quoted on Pink OTC Markets Inc., under the trading symbol “LASR.PK”.

Sale of Auction Rate Securities

During the first half of 2010, the Company sold its remaining auction rate securities for $11.4 million. The auction rate securities were valued at $10.4 million and had a par value of $13.0 million. The Company recorded a gain in 2010 of approximately $1.0 million from the sale of these securities.

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

SEC Investigation

As discussed under “Significant Recent Events—Restatement of Financial Results” in Item 1 of this Annual Report on Form 10-K, the Company conducted the Revenue Review, which included a review of certain of its historical accounting practices. On May 14, 2009, the Company received a notice from the SEC indicating that the SEC is conducting a formal investigation relating to its historical accounting practices and the restatement of its historical consolidated financial statements. On September 16, 2010, the Company received a “Wells Notice” from the SEC, stating that the Staff is considering recommending that the Commission institute a civil injunctive action or administrative proceeding against the Company, alleging that the Company violated various provisions of the Securities Act and the Securities Exchange Act, and providing the Company with the opportunity to make a submission to the Staff in connection therewith. In connection with the contemplated action, the SEC may seek a permanent injunction or cease-and-desist order, disgorgement, prejudgment interest and the imposition of a civil penalty. The Company is cooperating fully with the SEC’s investigation.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

Interest accrues on the New Notes at a rate of 12.25% per year and is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2010. GSI US may elect to pay the interest in cash, or, under certain conditions, by increasing the principal amount of the New Notes or issuing additional notes on the same terms and conditions as the existing New Notes (“PIK”). Furthermore, until the Company becomes current in its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and until its common shares are listed on an Eligible Market (as defined in the New Indenture), the rate of interest under the New Notes will be increased by an additional 2% per annum, payable by PIK beginning after August 15, 2010. The interest rate on the New Notes may be increased under certain defaults, as defined in the New Indenture.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Controls and Procedures as of December 31, 2009

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2009. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Because of the material weaknesses in our internal control over financial reporting as described below, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our Principal Executive Officer and Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making their assessment, our principal officers utilized the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

As of December 31, 2009, our principal officers identified two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Each material weakness is discussed below.

1.	Inadequate and ineffective controls over the corporate financial statement close process

As a result of ineffective procedures and controls, our December 31, 2009 year-end financial close process was not completed in an accurate and timely manner and resulted in material post-closing adjustments which we have reflected in our consolidated financial statements for the year ended December 31, 2009. The ineffective procedures and controls occurred within our corporate accounting and finance group and involved account reconciliations and manual journal entries that were not properly prepared and/or reviewed and approved. The year-end financial statement close process was not performed in a timely manner due to the Revenue Review and resulting restatement of prior years’ financial statements, turnover in personnel and distractions caused by our Chapter 11 bankruptcy filing in November 2009. The weaknesses in our procedures and controls were compounded by a significant loss of personnel from the corporate accounting and finance department starting in the fourth quarter of 2008 and continuing through the third quarter of 2009 and our reliance on complex systems and procedures that required significant knowledge and experience to close our books. Beginning in the fourth quarter of 2008, our Chief Financial Officer, Corporate Controller, Assistant Controller responsible for the close process and revenue recognition, Senior Director of Financial Planning, Director of Taxes, three accounting managers, and five additional employees all left us. Many of the employees who left had substantial historical knowledge of our particular accounting systems and procedures. We intend to continue to rely on consulting professionals as needed until a permanent finance team is appointed. These weaknesses resulted in the material post-closing adjustments identified by the current accounting staff and our independent registered public accounting firm.

2.	Inadequate and ineffective controls over the recognition of Semiconductor Systems revenue

We did not have adequate controls to ensure that Semiconductor Systems revenue was recorded in accordance with generally accepted accounting principles. Specifically, we note the following with respect to our accounting for revenue transactions in the Semiconductor Systems segment:

•	our sales team did not communicate to our accounting staff all of the information necessary to make accurate revenue recognition determinations;

•	we did not have adequate procedures in place to ensure the completeness and accuracy of the information that was provided to our accounting team by our sales team; and

•

the procedures performed relative to the evaluation of accounting criteria of arrangements with our customers were not adequate, including the incomplete assessment of revenue transactions due to incomplete information and documentation or from erroneous or missing identification of contracts that should have been viewed as one arrangement

As a result of the material weaknesses described above, our management has determined that, as of December 31, 2009, we did not maintain effective internal control over financial reporting at the reasonable assurance level based on the COSO criteria.

Remediation of Previously Reported Material Weaknesses and Ongoing Remediation Efforts

In Item 9A (Controls and Procedures) of our Annual Report on Form 10-K for the year ended December 31, 2008, we reported four material weaknesses in our internal control over financial reporting. As a result of these material weaknesses in our internal control over financial reporting, we concluded that our internal control over financial reporting was not effective as of December 31, 2008.

In an effort to remediate these material weaknesses, in 2009, we made changes that materially affected our internal control over financial reporting. We have taken and continue to take significant steps to improve our overall control over financial reporting. As discussed below, of the four material weaknesses noted in our report as of December 31, 2008, the controls relating to two of these items are sufficiently improved such that they no longer constitute a material weakness as of December 31, 2009:

1.	Inadequate and ineffective controls over the impairment assessment for goodwill, intangible assets and other long-lived assets

•

Implemented enhanced documentation and review and supervision processes and procedures over impairment-related testing and analyses, to provide reasonable assurance that the quality and frequency of impairment testing is being properly monitored.

•	Hired qualified consultants to perform and supervise impairment testing and analyses.

2.	Inadequate and ineffective controls over the accounting for income taxes

•	Implemented enhanced documentation and review and supervision processes and procedures over the accounting for income taxes.

•	Hired qualified consultants to perform, review and supervise income tax accounting and analyses.

In addition, within the two items which we believe still constitute material weaknesses, we have made significant improvement and a number of material changes to controls within those areas. With regard to controls over the corporate financial statement close process, we have implemented enhanced documentation and review and supervision processes and procedures, including in the preparation of general account reconciliations and certain key accounting analyses. With regard to controls over the recognition of revenue, we have implemented new procedures regarding the identification and accounting for multiple element arrangements, implemented enhanced documentation, review and supervision processes and procedures over the review of significant revenue transactions. In addition, we have hired qualified consulting professionals to perform and supervise the aforementioned processes and procedures until the corporate finance and accounting function is properly staffed with permanent employees.

Management plans to put in place the following measures in 2010 and 2011 to strengthen internal controls over financial reporting and address the material weaknesses described above. Our remediation efforts involve numerous business and accounting process improvements. The improvements are generally designed to: (1) enhance the number of persons within the corporate accounting group with the technical experience to properly evaluate and account for complex accounting transactions, as well as to provide appropriate managerial oversight to our accounting staff, and (2) improve the timeliness and access to information that is required by the accounting team in order to make appropriate assessments of transactions in accordance with generally accepted accounting principles. We began implementing certain of these measures prior to the filing of this Annual Report on Form 10-K. For example, we appointed a principal financial officer on April 1, 2010. Since joining us in 2009, he has led a team of temporary and consulting professionals with requisite finance and revenue recognition skills.

We expect the implementation of the additional remedial actions to be substantially completed in 2011. Until we are able to remediate the weaknesses, we intend to rely on the continued use of outside professionals in order to perform procedures and reviews deemed appropriate and necessary for us to perform accounting procedures and report timely and accurate financial results.

The remediation plans that we have undertaken, or plan to undertake, include the following measures:

Plans with respect to accounting personnel

•

Appoint a permanent Chief Financial Officer and enhance the number and quality of the composition of our corporate finance team. This will include us conducting an assessment of the current skill set to support the staffing of a finance group with the requisite expertise. We will review the composition of our team of salaried accounting professionals, in terms of skills, technical expertise and overall experience level.

•

We will recruit and retain qualified accounting professionals necessary to help ensure the accountability and effective implementation of key controls and remedial actions designed in the areas that material weaknesses have been identified.

•

Until such time as the review and hiring of salaried accounting professionals is finalized, we have engaged outside professionals to assist us in finalizing our accounting and related SEC reporting for the periods included in this Annual Report on Form 10-K. We have also utilized outside professionals to assist with similar activities in connection with our activities in closing the accounting records for periods in 2009 and 2010. We plan to continue to rely on outside professionals as needed until a permanent staff is deployed.

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

Plans with respect to organization-wide personnel

•

Reinforce the “message from the top” with respect to our policies, and corporate responsibilities. Provide continued reinforcement of these standards and expectations from the executive level officers.

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

If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and, where feasible, simplify our internal processes and implement enhanced controls, as discussed above, to address the material weakness in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures including the use of qualified external consultants and incremental management oversight and reviews, to assist us with meeting the objectives otherwise fulfilled by an effective internal control. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts as well as to complete the significant backlog of work required for us to become current with our SEC filings. Despite our efforts to continually improve our control procedures and environment, we cannot provide assurance that our remediation measures will be completed or become effective by any given date. Among other things, any unremediated material weakness could result in material post-closing adjustments in future financial statements and in our inability to file future financial statements with the SEC in a timely manner. Furthermore, any such unremediated material weakness could have the effects described in “Item 1A. Risk Factors—Our Audit Committee, management and independent auditors have identified material weaknesses in our internal controls, and we may be unable to develop, implement and maintain appropriate controls in future periods, which may lead to errors or omissions in our financial statements.” in Part I of this Annual Report on Form 10-K.

This Annual Report on Form 10-K does not include an attestation report of our independent auditors, Ernst & Young LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent auditors pursuant to the rules of the SEC that permit us to provide only management’s report within this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Other than the changes noted above, there have been no changes to our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each director and executive officer of GSI Group, Inc. as of December 31, 2009:

Name	Director Since	Age	Position
Directors
Richard B. Black	1999	76	Chairman of the Board of Directors
Garrett A. Garrettson, Ph.D.	2005	66	Director
Phillip A. Griffiths, Ph.D.	2001	71	Director
Marina Hatsopoulos	2005	44	Director
Byron O. Pond	2000	73	Director
Benjamin J. Virgilio	1998	70	Director

Executive Officers
Sergio Edelstein, Ph.D.	2006	55	President and Chief Executive Officer, Director
Anthony Bellantuoni	—	58	Vice President, Corporate Resources
Philippe Brak	—	49	Vice President and General Manager
Stephen Webb	—	49	Managing Director

The following table sets forth the Board committee membership as of December 31, 2009:

Name	Audit Committee(2)		Compensation Committee(2)		Technology Committee(2)		Nominating and Corporate Governance Committee(2)
Richard B. Black	X	(1)
Garrett A. Garrettson, Ph.D.			X		X	(1)
Phillip A. Griffiths, Ph.D.	X						X
Marina Hatsopoulos	X		X	(1)
Byron O. Pond			X				X	(1)
Benjamin J. Virgilio					X		X
Sergio Edelstein, Ph.D.					X

(1)	Chairperson
(2)	Committee membership reflects changes to the composition which occurred in July 2009 as follows: Ms. Hatsopoulos was no longer a member of the Nominating and Corporate Governance Committee and became a member of the Audit Committee; Dr. Garrettson was no longer a member of the Audit Committee and became a member of the Compensation Committee; and Dr. Griffiths was no longer a member of the Compensation Committee and became a member of the Nominating and Corporate Governance Committee.

Pursuant to the Final Chapter 11 Plan, upon the Company’s emergence from Chapter 11 proceedings on July 23, 2010, Richard B. Black, Garrett A. Garrettson, Ph.D., Phillip A. Griffiths, Ph.D., Marina Hatsopoulos and Benjamin J. Virgilio resigned as members of the Board of Directors of the Company. Byron O. Pond continued his service on the Board of Directors and six new members were selected pursuant to the Final Chapter 11 Plan.

The following table sets forth the name, age and position of each director and executive officer of GSI Group, Inc. as of August 31, 2010:

Name	Director Since	Age	Position
Directors
Stephen W. Bershad	2010	68	Chairman of the Board of Directors
Eugene I. Davis	2010	55	Director
Dennis J. Fortino	2010	64	Director
K. Peter Heiland	2010	48	Director
Ira J. Lamel	2010	63	Director
Byron O. Pond	2000	74	Director

Executive Officers
Michael Katzenstein	2010	51	Principal Executive Officer, Director
Glenn Davis	—	55	Principal Financial Officer and Principal Accounting Officer
Anthony Bellantuoni	—	59	Vice President, Corporate Resources
Philippe Brak	—	50	Vice President and General Manager
Gabriel Bresler	—	54	Associate Chief Restructuring Officer
Stephen Webb	—	50	Managing Director

The following table sets forth the Board committee membership as of August 31, 2010:

Name	Audit Committee		Compensation Committee		Search Committee(2)		Nominating and Corporate Governance Committee
Stephen W. Bershad			X	(1)	X	(1)
Eugene I. Davis	X						X	(1)
Dennis J. Fortino			X		X		X
K. Peter Heiland			X
Michael Katzenstein					X
Ira J. Lamel	X	(1)					X
Byron O. Pond	X						X

(1)	Chairperson
(2)	Formed on July 30, 2010 to plan and oversee a smooth transition to permanent senior leadership. The current Board of Directors is evaluating whether a Technology Committee should be formed in the future.

Independent Directors

Stephen W. Bershad has been a Director of the Company since July 23, 2010 and Chairman of the Board of Directors since July 30, 2010. Mr. Bershad was Chairman of the Board and Chief Executive Officer of Axsys Technologies, Inc. (“Axsys”), a manufacturer of surveillance and imaging equipment, from 1986 until 2009 and was President of Axsys from 1986 to August 1999 and from March 2002 to December 2007. Prior thereto, he was a Managing Director of Lehman Brothers, Inc., an investment banking firm, and its predecessor firms, where he held a series of senior management positions in merchant banking and mergers and acquisitions. Mr. Bershad is a director of EMCOR Group, Inc., a leader in mechanical and electrical construction, energy infrastructure, and end-to-end facilities services. As a senior executive with Lehman Brothers for more than 15 years and the chief executive officer of Axsys for more than 20 years, Mr. Bershad has an invaluable background in investment banking, finance, and business.

Eugene I. Davis has been a Director of the Company since July 23, 2010. Mr. Davis is Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting and hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and served as a Chief Executive Officer, Chief Restructuring Officer, Director, Committee Chairman and Chairman of the Board of a number of businesses operating in diverse sectors such as telecommunications, automotive, manufacturing, high-technology, medical technologies, metals, energy, financial services, consumer products and services, import-export, mining and transportation and logistics. Previously, Mr. Davis served as President, Vice Chairman and Director of Emerson Radio Corporation, a consumer electronics distributor, and Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc., a manufacturer, marketer and distributor of sporting goods products. He began his career as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and as a partner in two Texas-based law firms, where he specialized in corporate/securities law, international transactions and restructuring advisory services. Mr. Davis is also a member of the Board of Directors of Knology, Inc., DEX One Corp., Ambassadors International Inc., Rural/MetroCorp, Spectrum Brands, Inc. and TerreStar Corporation. Within the last five years, Mr. Davis has served as a Director of American Commercial Lines, Inc., Delta Airlines, Inc., Haights Cross Communications, Inc., SeraCare Life Sciences Inc., Solutia, Inc., Atari, Inc., Exide Technologies, IPCS, Inc., Knology Broadband, Inc., Oglebay Norton Company, Tipperary Corporation, McLeod Communications, Footstar, Inc., PRG Schultz International, Inc., Silicon Graphics, Inc., Foamex, Inc., Ion Broadcasting, Viskase Companies, Inc. and Media General, Inc. Mr. Davis offers leadership and experience from serving as a board member of over 20 public companies and as chairman and chief executive of several companies. Mr. Davis also brings to the board experience with respect to risk management. Mr. Davis provides insight into matters pertaining to the Company’s capital structure and merger and acquisition opportunities.

Dennis J. Fortino has been a Director of the Company since July 23, 2010. Mr. Fortino is a Consultant with Private Consultant USA Professional Services in Palo Alto, California (“PCUPS”), where he serves as a business consultant to develop business rationalization and growth plans to companies (including the Company) and also serves as an executive coach. Prior to becoming a Consultant with PCUPS in 2006, Mr. Fortino served as the Executive Vice President of the Lithography & Parametric Solutions Group at KLA-Tencor Corporation (“KLA-Tencor”), a supplier of process control and yield management solutions for the semiconductor and related microelectronics industries between September 2000 and November 2005. From August 1997 to September 2000, he served as Vice President and General Manager of the Surfscan Division of KLA-Tencor and from November 1995 to July 1997 as the Vice President and General Manager of the Surface Metrology Division of KLA-Tencor. Mr. Fortino served as Vice President and General Manager for Spectra-Physics Lasers from July 1991 to October 1995. Mr. Fortino has more than 20 years of experience in the semiconductor and related microelectronics industries as well as a deep understanding of the Company’s products and related technologies. Mr. Fortino brings to the Company’s Board of Directors significant technology, operating experience, business acumen and insight into current and emerging business trends.

K. Peter Heiland has been a Director of the Company since July 23, 2010. Mr. Heiland has over 25 years of domestic and international management experience, as well as an extensive background in technology. Mr. Heiland is the founder and President of Integrated Dynamics Engineering GmbH (“IDE”), a developer and manufacturer of vibration control products, magnetic field compensation systems, acoustic enclosures and robotics, since March 1990. IDE’s products serve several markets, including the semiconductor industry. Mr. Heiland has over 20 years of experience in the technology industry. Mr. Heiland also serves as a manager of JEC II Associates, LLC, a privately held investment company. Mr. Heiland received a degree in mechanical engineering from the Fachhochschule Wiesbaden in Germany. Mr. Heiland’s more than 25 years of experience in technology management positions and with products serving the semiconductor industry brings to the Company’s Board of Directors significant technology, business acumen, substantial operational experience, and expertise in corporate strategy development.

Ira J. Lamel has been a Director of the Company since July 23, 2010. Mr. Lamel is Executive Vice President and Chief Financial Officer of The Hain Celestial Group, Inc. (“Hain”), a leading natural and organic food and personal care products company operating in North America and Europe. Prior to joining Hain on

October 1, 2001, Mr. Lamel was an audit partner in the New York Area practice of Ernst & Young LLP. He retired from Ernst & Young after a 29 year career serving clients in various industries, one of which included Excel Technology, Inc. (“Excel”), that was acquired by GSI Group in August 2008. Mr. Lamel served as the audit partner on Excel beginning with the audit for the year ended December 31, 2000 and through the review for the quarter ended June 30, 2001. In addition, Mr. Lamel served on the Board of Directors of Excel between 2004 and 2008. Mr. Lamel also served on the Board of Directors of Harvey Electronics (“Harvey”) between 2004 and 2007. On each such board at Excel and Harvey, Mr. Lamel was the chairman of the Audit Committee and a member of the Compensation Committee. Mr. Lamel brings to the Company’s Board of Directors extensive financial, accounting and auditing expertise, including an understanding of accounting principles, financial reporting rules and regulations and financial reporting processes acquired over the course of his 38-year career. In addition, Mr. Lamel’s prior service on the Board of Directors and as Chairman of the audit committee at Excel Technology, Inc. provides him with invaluable experience.

Byron O. Pond has been a Director of the Company since 2000. From August 2006 through December 2006, Mr. Pond served as Interim Chief Executive Officer of Cooper Tire & Rubber Company, an automotive supply company. In 1999, Mr. Pond joined the Cooper Tire & Rubber Company Board of Directors and served until retirement in 2008. Mr. Pond joined the Board of Directors of Precision Castparts Corporation in 2000 and served until retirement in 2007. In February 2001, Mr. Pond joined Amcast Industrial Corporation. During his tenure he served as President, CEO and Chairman before retiring on his contract termination date in February 2004. After retirement, Mr. Pond remained as an Amcast director and also became non-executive Chairman. On November 1, 2004, Mr. Pond was asked to reassume the positions of Amcast Chairman, President and CEO. Amcast filed for protection under Chapter 11 of the U.S. Bankruptcy Code on November 30, 2004. From 1990, Mr. Pond was a senior executive with Arvin Industries, Inc., serving as its President and Chief Executive Officer from 1993 to 1996 and as its Chairman and Chief Executive Officer from 1996 to 1998. He retired as Chairman of Arvin Industries, Inc. in 1999. Mr. Pond currently serves on the Board of Directors of EMCON Technologies and ECRM, Inc. With more than 40 years of experience working with organizations and management structures, as the past Chairman and CEO of a public company, and as a member of the Company’s Board of Directors for approximately 10 years, Mr. Pond has a deep knowledge of all aspects of the Company’s business. In addition, Mr. Pond’s service on other public company Boards of Directors and his membership on the Company’s audit, compensation, and nominating & corporate governance committees, provide him with invaluable experience.

Former Independent Directors

Richard B. Black was a Director of the Company from 1999 to July 23, 2010 and Chairman of the Board of Directors from 2005 to July 23, 2010. He is the President and Chief Executive Officer of ECRM, Inc., a manufacturer of laser systems equipment for the printing and publishing industry. He served as Chairman of ECRM from August 1983 until March 2002. Mr. Black also served as a General Partner for OpNet Partners, L.P., a technology investment fund, from 2001 through December 31, 2007. He served as Vice Chairman of Oak Technology, Inc. from March 1999 until the company was merged with Zoran Corporation in August 2003. He served as President of Oak Technology from January 1998 to March 1999, and was a director at Oak Technology from 1988 to 2003. From 1987 to 1997, Mr. Black served as a General Partner for KBA Partners, L.P., a technology venture capital fund. Prior to that time, he served as president and CEO of AM International, Inc., Alusuisse of America, Inc. and Maremont Corporation. From 1963 to 1966 Mr. Black was an Adjunct Professor of Accounting at Beloit College. In addition to ECRM, he currently serves as a director of the following companies: Allied Fiber Optic Products, Inc., Applied Optoelectronics, Inc. and Trex Enterprises Inc. Mr. Black has more than 40 years of experience in the technology industry as well as a deep understanding of the Company’s people, products and culture acquired over a decade of service as a director of the Company. With his experience as Chairman and CEO of ECRM, Inc., Mr. Black brought significant operating experience, financial expertise, business acumen and insight into current and emerging business trends, to the Company’s Board of Directors. In addition, Mr. Black’s service on another public company’s Board of Directors provided him with invaluable experience.

Garrett A. Garrettson, Ph.D. was a Director of the Company from 2005 to July 23, 2010. He has been the President of G. Garrettson Consulting LLC, a management consulting company, since 2004 and a Managing Director of daVinci Capital Group since 2006. From December 2005 to January 2008, he was President and CEO of Fresco Technologies, a private digital imaging company. From November 2001 to September 2004, he was the Chief Executive Officer of Clairvoyante, Inc., a provider of flat panel display technology and related intellectual property. From April 2000 to December 2002, he was Chairman of the Board and, from April 1996 to April 2000, the Chief Executive Officer of Spectrian Corporation, a public telecommunications infrastructure equipment company. From April 1993 until April 1996, he was President and Chief Executive Officer of Censtor, a private magnetic recording head and media company. Dr. Garrettson is currently the Chairman of the Board of Directors of Iridex Corporation and Giga-Tronics Incorporated, each a publicly held company. Dr. Garrettson has spent more than 40 years in the technology industry in senior roles at large, complex and global technology companies. His deep knowledge of all aspects of the Company’s business, combined with his drive for innovation and excellence, positioned him well to serve on the Company’s Board of Directors. In addition, Dr. Garrettson’s service on other public company Boards of Directors provided him with invaluable experience.

Phillip A. Griffiths, Ph.D. was a Director of the Company from 2001 to July 23, 2010. He is a faculty member (emeritus since 2009) in the School of Mathematics at the Institute for Advanced Study in Princeton, New Jersey. He is also currently serving as the Chairman of the Board of the Science Initiative Group, an international team of scientific leaders and supporters dedicated to fostering science in developing countries, and Chairman of the Board of the Mathematical Sciences Research Institute in Berkeley, California. He was, from 1991 to 2004, Director of the Institute of Advanced Study, where he was responsible for managing the Institute’s various research activities. Prior to joining the Institute in 1991, Dr. Griffiths was Provost and James B. Duke Professor of Mathematics at Duke University for eight years. He has also taught at Harvard University, Princeton University and the University of California, Berkeley. He currently serves as a director of Oppenheimer Funds, Inc. Dr. Griffiths has an invaluable background in the field of scientific research which he brought to the Company’s Board of Directors and the various standing committees of the Company’s Board of Directors on which he has served for nearly 10 years. In addition, his service on other public company Boards of Directors provided Dr. Griffiths with invaluable experience.

Marina Hatsopoulos was a Director of the Company from 2005 to July 23, 2010. She is the founder of and was the Chief Executive Officer of Z Corporation, a provider of technology and products to the 3D printing market, from December 1994 until 2005. Z Corporation was sold to Contex Scanning Technology (Contex) in 2005. From August 2005 to September 2007, Ms. Hatsopoulos was a director of Contex, a leading manufacturer of large-format scanners. Ms. Hatsopoulos is currently a director of Tea Forte, a high-growth manufacturer and retailer of premium tea products and Cynosure, Inc., a leading manufacturer of laser-based aesthetic systems. She is also a principal of Windy Street, Inc. As a business founder, an experienced leader of technology companies, and a former CEO, Ms. Hatsopoulos is a talented entrepreneur with operational and talent management experience. In addition, Ms. Hatsopoulos’ service on other public company Boards of Directors provided her with considerable experience about the best practices of effective Boards of Directors.

Benjamin J. Virgilio was a Director of the Company from 1998 to July 23, 2010. He is currently the President and Chief Executive Officer of BKJR, Inc. of Toronto, Canada. He was previously, from July 2000 until February 2001, the Chairman of Robotic Technology Systems, Inc. Mr. Virgilio was the President and Chief Executive Officer of Rea International Inc., an automotive fuel systems manufacturer, from May 1995 to July 2000. Prior to May 1995, Mr. Virgilio was a business consultant. From February 1981 to November 1993, he was President and Chief Executive Officer of A.G. Simpson Limited. Mr. Virgilio currently serves as a director of Numatech Industries, and Jacob’s Ladder, a charitable research foundation. Mr. Virgilio has extensive knowledge about technology and business strategy. His broad experience ranges from technology, manufacturing, consultancy to charitable enterprises. Mr. Virgilio brought to the Board of Directors business acumen as well as an understanding of the Company, which was acquired over his 12 years of service as a director of the Company.

Executive Officers

Michael Katzenstein has been a Director of the Company since July 23, 2010 and served as the Chief Restructuring Officer (“CRO”) of the Company from May 14, 2010 through July 23, 2010. Since emergence from bankruptcy on July 23, 2010, Mr. Katzenstein has served as Principal Executive Officer of the Company. Mr. Katzenstein’s service to the Company, including his role on the Board of Directors, is the result of the engagement of FTI Consulting Inc. (“FTI”) by the Company on May 14, 2010 to provide restructuring and turnaround management services to the Company. Since January 1, 2009, Mr. Katzenstein has been a Senior Managing Director at FTI, a global consulting firm. Prior to that, since 2001, Mr. Katzenstein had been a founding partner of CXO, L.L.C., a turnaround management and advisory firm, which was acquired by FTI in December 2008. Mr. Katzenstein is a seasoned restructuring and turnaround management expert and has led multiple engagements across many industries, with concentration in media, technology, telecommunications and subscriber based businesses. Mr. Katzenstein currently serves on the Board of Directors of Sun-Times Media Group, which until recently owned and operated over 30 newspaper titles in the greater Chicago market, and is a member of the audit committee. He also served as chairman of the Board of Directors of RCN, a business/enterprise CLEC and provider of retail triple play broadband services in major U.S. markets and the tenth largest U.S. cable provider, and was a member of the executive, compensation and audit committees. Mr. Katzenstein brings substantial business expertise that includes extensive knowledge of the complex financial and operational issues facing public companies. In addition, his service on other public company Boards of Directors provides him with invaluable experience.

Glenn Davis joined the Company as a consultant in January 2009, and served as Interim Finance Executive for the Company, primarily responsible for coordinating the Company’s accounting and financial functions until April 1, 2010 when he was appointed the Company’s Principal Financial Officer and Principal Accounting Officer. Prior to such appointment, the position of Principal Financial Officer had been vacant since October 27, 2008. Mr. Davis has more than 25 years of senior level financial experience and has served as chief financial officer or corporate controller of various public and private companies, including Stone Canyon Entertainment LLC, North American Midway Entertainment LLC, Mooney Airplane Company, MultiLayer Coating Technologies, LLC, CML Group, Inc., and SmartBargains, Inc. Mr. Davis holds a BA in Economics from DePauw University and an MBA from the Tuck School of Business at Dartmouth College.

Anthony Bellantuoni joined the Company in September of 2007 as Vice President of Human Resources. He assumed the role of Vice President of Corporate Resources in October 2009. He also serves as Secretary of the Company. Prior to joining the Company, Mr. Bellantuoni was employed at Dassault Systemes, a market leader in collaborative product lifecycle management (PLM) application solutions, where he served as Vice President of Human Resources for their ENOVIA Division until September 2007. Prior to that, he was Vice President, Human Resources and Administration for the SIMULIA Division of Dassault Systemes, formerly privately held ABAQUS, Inc. Before joining ABAQUS, Inc. in January 2005, Mr. Bellantuoni was Senior Vice President of Human Resources at ePresence, formerly Banyan Systems, a market leader in delivering Security and Identity Management (SIM) solutions, from July 1997 until June 2004, and held various human resources management roles over the course of more than 17 years at Wang Laboratories, Inc. including assignments in Hawaii, Sydney, Australia and Brussels, Belgium.

Philippe Brak joined the Company on January 2, 2008 as Vice President and General Manager for the Company’s lasers business. Prior to joining the Company, Mr. Brak was President and CEO of NP Photonics, Inc., a fiber laser company, where he served initially as Vice President, Sales and Marketing. Before joining NP Photonics, Inc. in November 2003, Mr. Brak was employed at Gigabit Optics from December 2002 through November 2003, where he established its worldwide distribution networks. Prior to that, he spent 16 years at Spectra-Physics Lasers, Inc. in various General Management and Sales and Services Management roles in Europe and in the United States, including Vice President and General Manager for the company’s worldwide OEM business.

Gabriel Bresler has served as Associate Chief Restructuring Officer of the Company since May 14, 2010. Mr. Bresler’s service to the Company is the result of the engagement of FTI by the Company on May 14, 2010 to provide restructuring and turnaround management services to the Company. Since 2002, Mr. Bresler has been a Senior Managing Director at FTI, a global consulting firm. Prior to that, he was a partner at PricewaterhouseCoopers. Mr. Bresler specializes in providing strategic and financial planning, process improvement, merger integration planning and effectuation, cost allocation studies, troubled company evaluation and restructurings, interim management services, mergers and acquisitions, business valuations, and dispute advisory assistance. With more than 20 years experience, Mr. Bresler has provided advice to a wide-range of clients in the telecommunications and media, energy, distribution, and manufacturing industries.

Stephen Webb became Managing Director of Westwind Air Bearings Ltd. (Westwind) in February 2003. Westwind was acquired by the Company in December 2003, and Mr. Webb has remained its Managing Director since that time. From 2001 to 2003, Mr. Webb was Operations Director at Oxford Instruments Analytical Ltd., a maker of subsystems for electron microscopes and NMR equipment. Prior to 2001, he was Operations Director at EEV Ltd., a maker of semiconductor and microwave components used in a broad range of niche applications from gas sensing to satellites.

Former Executive Officers

Sergio Edelstein, Ph.D. was President, Chief Executive Officer, and a member of the Board of Directors of the Company from July 2006 to May 25, 2010. From 2004 until joining the Company in July 2006, Dr. Edelstein served as Group Vice President of the E-Beam & Films Product Group at KLA-Tencor Corporation. From 2000 to 2004, Dr. Edelstein held the position of Vice President and General Manager of KLA-Tencor Corporation’s Film and Surface Technology Division. Prior to joining KLA-Tencor Corporation, Dr. Edelstein served as the General Manager of the Tungsten Systems Division at Applied Materials, Inc.

Legal Proceedings Involving the Company’s Executive Officers

As previously disclosed and as earlier described in this Annual Report on Form 10-K, on November 20, 2009, the Company’s holding company together with two of its U.S. subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Each of the Company’s named executive officers and current executive officers, except Michael Katzenstein, Glenn Davis and Gabriel Bresler, served as an executive officer of the Company at the time of such filing or within two years prior to such filing. On July 23, 2010, the Company emerged from bankruptcy and consummated its reorganization through a series of transactions contemplated by its Final Chapter 11 Plan.

Code of Ethics and Business Conduct

All of the Company’s directors, officers and employees must act in accordance with the Code of Ethics and Business Conduct, which has been adopted by the Company’s Board of Directors. A copy of the Code of Ethics and Business Conduct is available on the Company’s website at http://www.gsig.com in the “About GSI Group” section. The Company will provide to any person without charge, upon request, a copy of the Code of Ethics and Business Conduct. Such a request should be made in writing and addressed to GSI Group Inc., Attention: Investor Relations, 125 Middlesex Turnpike, Bedford, MA 01730. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding disclosure of an amendment to, or waiver from, a provision of this Code of Ethics and Business Conduct with respect to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on the Company’s website, unless a Form 8-K is otherwise required by law or applicable listing rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the executive officers, directors and persons who own more than 10% of the common shares to file reports of ownership and changes in ownership with the SEC. These executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file. In February 2009, the Company amended its director compensation plan to provide that all compensation for independent directors be paid in the Company’s common shares. Prior to that time, the independent directors were paid an annual retainer, annual fee for service as a committee chair and meeting fees in cash on a quarterly basis. The board of directors subsequently deferred the implementation of the amended director compensation plan until July 2009, at which time the board determined that no shares would be issued as compensation to the independent directors prior to the completion of the Company’s restatement efforts and the conclusion of the matters with the Company’s noteholders. As a result, the independent directors had the right to receive the Company’s shares as compensation, but such shares were not issued in 2009. No Form 4s were filed for the independent directors with respect to three transactions in 2009, the right to receive (i) the annual grant of restricted shares in July 2009, (ii) common shares for the portion of the annual retainer, any committee chair fees and meeting fees with respect to the Company’s third fiscal quarter of 2009 and (iii) common shares for the portion of the annual retainer, any committee chair fees and meeting fees with respect to the Company’s fourth fiscal quarter of 2009. Thus, three forms each for Ms. Hatsopoulos and Messrs. Black, Garrettson, Griffiths, Pond and Virgilio were not filed.

Audit Committee

The Company’s Board of Directors has a separately designated standing audit committee in accordance with Section 3(a) (58)(A) of the Exchange Act. Prior to July 23, 2010, the audit committee operated under a charter that had been approved by the Board of Directors. A copy of this audit committee charter, including any updates thereto, can be found on the Company’s website, http://www.gsig.com, in the “Investors Relations” section. As a result of the Company’s emergence from bankruptcy on July 23, 2010, the Company’s Board of Directors was reconstituted and new members of the Board of Directors were appointed to the audit committee. The post-emergence audit committee is considering the approval of a new audit committee charter. As of August 31, 2010, the members of the audit committee were: Eugene I. Davis, Ira J. Lamel and Byron O. Pond.

The Company’s Board of Directors has determined that all of the members of the audit committee are independent as defined under the rules of The NASDAQ Stock Market, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act. The Company’s Board of Directors has determined that Mr. Lamel is an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 11. Executive Compensation

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis section of this Annual Report on Form 10-K. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2009.

The Compensation Committee:

Mr. Stephen Bershad (Chairperson)

Mr. Dennis Fortino

Mr. Peter Heiland

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

The following details the Company’s philosophy and policies regarding executive compensation, the process that is used to set executive compensation within the Company, the elements of the executive compensation program, and the role of the Compensation Committee of the Board of Directors of GSI Group Inc. (the “Committee”) and the executive staff in setting executive compensation. In light of the Company’s emergence from Chapter 11 proceedings on July 23, 2010, and the establishment of a new Compensation Committee as described below in “Committee Members and Independence,” the Committee is in the process of reviewing the Company’s executive compensation programs as described in this Compensation Discussion and Analysis. This review may result in future changes to our executive compensation structure and the elements of our executive compensation.

In this section, the use of the terms, “we”, “our”, “us” and the “Committee” refers to the Compensation Committee unless otherwise specified.

Committee Members and Independence

In 2009, the Committee was comprised of four independent directors with only three (3) serving at any one (1) time: Marina Hatsopoulos (Chair), Byron O. Pond, Phillip A. Griffiths, Ph.D. through July 2009 and Garrett Garrettson, Ph.D. from August 2009 through December 31, 2009. Pursuant to the Final Chapter 11 Plan, upon the Company’s emergence from Chapter 11 proceedings on July 23, 2010, Ms. Hatsopoulos and Messrs. Pond and Garrettson resigned as members of the Compensation Committee. They were subsequently replaced by Messrs. Bershad, Fortino and Heiland. None of the past or current members were, at any time, officers or employees of the Company or its subsidiaries. In October 2009, following an annual independence review by the Company’s Nominating and Governance Committee, members of the Board of Directors determined that each member of the Committee was an independent director under the applicable rules of NASDAQ.

Role of the Committee

The Committee is responsible for setting, implementing and monitoring the Company’s executive compensation policy. The Committee reviews and determines the compensation to be paid to the Company’s executive officers (these executive officers, together with the CEO are referred to herein as the “Named Executive Officers” or “NEOs”), which also includes the implementation and administration of the Company’s stock plans, cash bonus plans and similar programs.

The Committee receives advice and input from the CEO and, where appropriate, outside consultants and legal counsel on compensation issues. The Compensation Committee also solicits input from the CEO and VP, Corporate Resources regarding general compensation policies, including the appropriate level and mix of compensation for other executive officers.

The Committee operates pursuant to a written charter (the “Charter”). The Charter sets forth the Committee’s purpose, authority, responsibilities, and procedures. The Charter is reviewed and approved by the Compensation Committee and is available at the Investor Relations page of the Company’s website (http://www.gsig.com/investors/). In summary, the Committee has been established by the Board to determine the appropriate compensation of the Company’s senior management. The Committee meets as often as the chair of the Committee deems appropriate, but not less than four times per year. In 2009, the Committee met five times, including two telephonic meetings. The Committee reports its actions and recommendations to the full

Board of Directors at each quarterly meeting of the Board of Directors. The Committee meets in executive session, and, where appropriate, with members of management, including the CEO, outside consultants, HR representatives and the Company’s outside legal counsel.

The Committee establishes all elements of compensation paid to the CEO and reviews and approves all elements of compensation paid to the other executive officers, including all of the other executive officers named in the Summary Compensation Table. The CEO is authorized by the Committee to evaluate senior executive performance against annual goals and then report his findings to the Committee, together with his recommendations for senior executive compensation for the coming year. The Committee then meets with the CEO to discuss his evaluations and recommendations; however, the Committee retains responsibility and authority for executive officer compensation.

The Compensation Committee meets annually to review the salary, bonus and stock option award compensation given to the Named Executive Officers. In addition, the Program provides for bonuses based on corporate, business unit, and individual performance as applicable, and each year the Compensation Committee will adjust targets obtainable pursuant to the Program. For Named Executive Officers, the Compensation Committee determines whether GSI’s financial performance for the preceding year justifies adjustments to base salaries, bonuses and granting of share-based compensation as part of its annual review. In addition, from time to time, the Compensation Committee may consider discretionary bonuses for performance exceeding expectations. The Compensation Committee then recommends its compensation proposal to the full Board for its approval.

Each year, the Compensation Committee reviews and approves proposed grants of awards for equity incentive plan participants. Common Stock-based awards are viewed as an important component of total executive pay, aligning compensation with increasing stockholder value and, thus, providing an important benefit to stockholders.

Executive Compensation Philosophy

The Company’s compensation policy seeks to build long-term shareholder value by targeting compensation to financial performance and important Company goals, and by incentivizing and retaining a highly qualified executive team. To that end, the Committee believes executive compensation packages provided by the Company to its named executive officers should include both cash and stock-based compensation that reward performance as measured against established goals.

The following principles guide the Company’s executive compensation program.

1. Executives who perform should expect to receive a salary that is commensurate with market conditions. Historically, the Company has looked to establish salary structures around the mean of the Company’s peers.

2. Bonuses and equity grants are intended to reflect, in large part, a pay-for-performance culture. The Company uses equity grants to provide an appropriate balance between long-term incentives that are focused on performance and retention.

3. Performance should be measured against a mix of absolute measures (e.g., profitability goals) and relative measures (e.g., market share, performance relative to peers, etc.), as well as individual performance against MBOs, where applicable (as defined below).

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

Executive Compensation Benchmarking

Generally, each year, the Committee reviews each named executive officer’s total compensation and benchmarks it against market data for similar positions at other public companies, market data and other relevant sources.

The Compensation Committee works directly with the GSI human resources organization, which evaluates and presents the Committee with information gathered from public sources for officers at other public companies. The Committee ensures that the total compensation paid to the named executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to the named executive officers are similar to those provided to executive officers at other public companies.

The Committee does not believe it is appropriate to set executive compensation levels based exclusively on compensation surveys and benchmarking. Rather, the Committee uses these surveys and benchmarking as tools for internally confirming that the Company’s executive compensation program is, in the aggregate, reasonable in scope, market-competitive, and consistent from year to year. Other important factors that drive compensation decisions include individual qualifications and expertise, responsibility, annual individual performance, particular industry and market conditions of a business segment (e.g. Semiconductor Systems, Precision Technology or Excel Technology, Inc.).

The Committee also considers the performance of the Company’s named executive officers on an individual basis before determining the compensation arrangement for each of them.

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

On February 23, 2009, as a result of the impact of the world-wide economic downturn on the Company’s business and the internal review by the Company’s Audit Committee of potential errors in the recognition of revenue related to sales to customers in the Company’s Semiconductor Systems segment, the Committee approved a temporary reduction in the base salaries of all NEOs to be effective April 1, 2009. In addition, the cash bonus program for non-operating executives was postponed for 2009 and equity awards for all employees were postponed for 2009. As a result, the Committee did not engage an outside consultant to conduct a peer review in 2009.

Executive Compensation Program Elements

Executive compensation at the Company includes base salary, annual cash bonus incentive compensation, equity-based compensation and, depending on the individual, perquisites and severance benefits. Compensation benefits vary between executives based on the Committee’s determination as to what is appropriate under the policies set forth above. Each year, the Committee reviews each named executive officer’s total compensation and compares it with market data for similar positions at other public companies, market data and other relevant sources.

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

Cash Bonus Incentive

For 2009, the Committee approved a 2009 Annual Management Bonus Program (MBP) for Operating Business Unit General Managers, including Stephen Webb and Philippe Brak. The MBP pays quarterly bonuses based upon the profits contributed by an operating business unit and other factors such as: strategic initiatives, new product introductions, and the potential of the team and of the business unit. The MBP is generally designed to incentivize management to drive short-term operating results. The Committee has delegated authority to the CEO to administer the 2009 Annual Management Bonus Program taking into account various discretionary factors. The general parameters of the 2009 Annual Management Bonus Program are as follows:

•	Bonuses are payable to the business units that generate and contribute profits for a particular business quarter.

•

Between 1.5% to 5% of the business unit’s profits will be allocated to a bonus pool for that business unit to be paid to that business unit’s key managers/contributors, including the General Manager. Between 25% and 60% of the amount allocated to the bonus pool is to be paid to the General Manager at the discretion of the Company’s CEO based on the size and nature of the division’s business, the amount of contributed profits for that quarter, consistency of the business unit in achieving quarterly profitability and positive cash flow from operations.

•

The actual bonuses paid to the managers and key contributors of each business unit will vary by business unit and by quarter since they take into account the strategic role and complexity of each business unit, the growth potential of the business unit, the progress made on new product development and team building, the role of each business unit president/general manager and his impact on the business unit as well as prior bonus payments and other factors.

•

Target bonus pool amounts for each business unit are determined mostly from historical performance results. When a division has sustained a consistent level of profitability, a similar percentage of profits may be allocated for bonus payouts. In the case of a business unit that has not participated in this program in the past, the CEO will apply the factors mentioned above to determine an appropriate level of bonus pool to allocate to the business unit.

Annual cash bonuses for executives in non-operating business unit positions are intended to reward executive officers for the achievement of Company financial performance.

Equity-Based Compensation

The Company uses equity-based compensation to align executive compensation with long-term goals that enhance shareholder value. Equity grants are also intended to promote executive retention with the Company by extending vesting periods over several years.

It is the Company’s practice to make an initial equity-based grant to all executives at the time they commence employment in an amount that is consistent with those granted to executive officers within the Company and in the industry at similar levels of seniority using information obtained from sources such as the

Radford Executive Compensation Survey, Culpepper Executive Compensation benchmark data and Equilar. In addition, the Company typically makes an annual grant of equity-based compensation to executives during the first fiscal quarter of each year.

Perquisites and Retirement Benefits

In addition to the elements of compensation discussed above, the Company offers the executive officers contributions towards health, dental, life, accidental death and dismemberment, and disability insurance premiums. The Company does not offer a deferred compensation program, nor does it offer retirement benefits other than a 401(k) defined contribution plan for US-based executives and comparable local country competitive retirement savings benefits for non-US-based executives This plan provides for Company matching contributions of 50% of the first six percent of compensation up to the maximum amount allowed under the Internal Revenue Code.

In 2009, the Company matched 100% of contributions made by executive officers to the retirement savings benefits plan in the United Kingdom up to a maximum of 8% of the executive officer’s earnings as defined in the associated plan document. Executives may also receive perquisites including, in various cases, a car allowance, tax preparation fee reimbursement, supplemental disability insurance, and other benefits, all of which are detailed in the Summary Compensation Table below.

2009 Executive Compensation

In October, 2008, management presented a preliminary 2009 operating plan to the Board of Directors that included a stretch financial goal based upon achieving a level of operating profit that was approximately equal to the annual interest expense on the $210.0 million of 11% Senior Notes issued in August 2008 in connection with the Company’s acquisition of Excel Technology, Inc.

At the December 2008 Board meeting, in light of the world-wide economic slowdown and its unfolding impact on the Company’s operating results and the Audit Committee’s review of potential errors in the recognition of revenue related to sales to customers in the Semiconductor Systems segment, it was apparent that the Company’s fiscal 2009 operating results would be highly unpredictable. Consequently, the Board decided to postpone approval of financial and strategic objectives and compensation plans for 2009 until after the Audit Committee completed its review and the fiscal 2008 financial statements were filed.

On February 2009, the Board of Directors decided to postpone the consideration and approval of a 2009 budget until the Audit Committee completed its review and the fiscal 2008 financial statements were filed with the Securities and Exchange Commission. Accordingly, on February 23, 2009, the Committee approved the following actions:

•	Postpone consideration and approval of a 2009 executive bonus plan until after the Audit Committee has completed its review and the fiscal 2008 financials have been filed;

•

Approve a 2009 Annual Management Bonus Program for the managers and key contributors of the Company’s business units. Such program would be focused on short-term operating results and provide for quarterly payouts based on contributed profits. Under this Program, failure to generate operating profit or meet a minimum level of performance as determined by the Chief Executive Officer would result in no bonus earned or paid out pursuant to the 2009 Management Bonus Program.

•

For non-operating executives, consolidated operating income would be used as a measure of overall financial performance. Discretionary factors would also be considered including executives’ efforts to meet current extraordinary challenges.

By March 2009, the global economic recession was having a major adverse effect on GSI’s businesses. In addition, the Company had announced that its previously issued interim and annual financial statements for fiscal years 2006 and 2007 and its interim financial statements for the first two quarters of fiscal 2008 could not be relied upon. As a result, management recommended a 20% temporary reduction in the base salaries of certain officers, including Messrs. Edelstein, Bellantuoni, Webb and Brak for one year. The Committee approved management’s recommendation and the members of the Board of Directors decided to reduce their retainers, meeting fees and annual stock awards by 20% until the Company was current with its SEC filings. In May 2009, the Nominating and Corporate Governance Committee deferred the implementation of the director compensation changes until after the July 2009 Board of Directors meeting.

Following is a description of the 2009 Annual Management Bonus Program as it applied to Mr. Brak and Mr. Webb who were NEOs for the year-ended December 31, 2009 and were eligible to participate in this Program.

•

Amounts earned pursuant to the 2009 Annual Management Bonus Program are determined based on the actual financial performance of the respective business unit. However, the determination of the bonus pool and amount allocated to the business unit manager were at the discretion of the Chief Executive Officer. Accordingly, individuals were to receive no cash payouts to the extent the financial performance of the business unit was deemed inadequate. Pursuant to the terms of the 2009 Annual Management Bonus Program, an overall bonus pool for the respective business unit was determined by the Chief Executive Officer based on actual operating profit earned by the business unit. Amounts earned by the business unit managers under the 2009 Annual Management Bonus Program were determined by the Chief Executive Officer based on an allocation of the overall bonus pool. Within the terms of the 2009 Annual Management Bonus Program, there were certain parameters defining a possible range of a business unit’s operating profits that could be allocated to an overall bonus pool and a possible range of the established bonus pool that could be allocated to the respective business unit managers; however, the determination of the overall bonus pool and business unit manager allocation was purely discretionary since neither a threshold financial or performance metric nor a maximum payout was outlined. The actual amount earned is reported under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table.

In 2009, Mr. Webb received $7,830, which represents 17.0% of the Q4 2009 quarterly bonus pool established for the business unit that Mr. Webb managed, pursuant to the 2009 Annual Management Bonus Program. Mr. Brak did not receive a cash bonus pursuant to the 2009 Annual Management Bonus Program in 2009.

There was no bonus incentive plan pertaining to Dr. Edelstein or Mr. Bellantuoni during the year-ended December 31, 2009. Due to the Company’s unaudited 2009 financial results reflecting an operating loss, the Committee did not recommend a cash bonus payable to Dr. Edelstein or Mr. Bellantuoni for 2009.

The amounts paid to NEOs in the fiscal year ended December 31, 2009 are detailed in the compensation tables that follow this section. This section should be read in conjunction with the Executive Compensation Program Elements section above.

The significant impact of the economic downturn on the Company and the Company’s bankruptcy filing in November 2009 made it inappropriate to continue the equity-based component of the annual and long-term incentive awards.

Additionally, as a result of our Chapter 11 restructuring and the fact that a registration statement was not in effect for our 2006 Equity Incentive Plan, we have not had the ability to make any equity-based awards to our named executive officers. The 2006 Equity Incentive Plan was terminated upon our emergence from Chapter 11 as contemplated by the Final Chapter 11 Plan. Also, pursuant to the Final Chapter 11 Plan, our Board of Directors has been authorized to establish a new management incentive plan covering up to 8% of our fully-diluted common shares. The Company intends to adopt such a management incentive plan, subject to the approval of our Board of Directors and our shareholders.

The Company’s current Principal Executive Officer is serving in an interim role and is compensated pursuant to an engagement letter with FTI for interim management services and not pursuant to the overall philosophies expressed in this Compensation Discussion and Analysis. The Company’s overall review of performance and compensation process will not be performed until a permanent CEO is hired.

Executive Severance Agreements

The Board of Directors and the Committee approved and implemented, effective February 3, 2009, a Termination and Change-In-Control Agreement for Dr. Edelstein which contained terms aimed at providing Dr. Edelstein with a severance package similar to that of his peers. In establishing Dr. Edelstein’s revised severance arrangement, the Committee approximated the midrange of the parameters from the consulting firm’s competitive report.

2009 CEO Compensation

On February 23, 2009, the Committee approved a temporary one-year reduction of base salary effective April 1, 2009. As a result of the adverse effect the world-wide economic downturn was having on the Company’s business and the Company’s status as a delinquent filer, no formal cash incentive plan was developed for the CEO in 2009 and no equity grants were awarded to him in 2009. Based on the Company’s expected fiscal 2009 operating loss, the Committee deemed it appropriate that Dr. Edelstein would receive no cash bonus for the Company’s fiscal 2009 performance.

CEO Separation and Release Agreement

On May 24, 2010, the Company entered into a Separation and Release Agreement with Dr. Edelstein in which the terms and conditions related to his resignation from employment effective May 25, 2010 were specified. In exchange for a set of comprehensive releases from Dr. Edelstein, the Company agreed to provide Dr. Edelstein with: 12 months of base salary in the form of salary continuance, a lump sum payment of $259,123.48 and immediate vesting of all outstanding unvested shares of restricted stock which were issued to him upon our emergence from bankruptcy.

The Compensation Calendar

The standard compensation cycle calls for the CEO to present a draft strategic plan presentation to the Committee at the October Committee meeting. The presentation includes a draft three-year strategic plan and LTIP. Based on Committee feedback, a final strategic plan and LTIP proposal is submitted for approval at the December Board of Directors meeting. Starting in January, the Committee solicits private CEO performance feedback from each Board member with respect to the CEO’s performance evaluation for the prior year. The CEO submits a self evaluation which is circulated and discussed by the Committee members. At the February Committee meeting, the CEO provides the Committee with a detailed executive team compensation proposal, including performance reviews for the prior year, proposed bonus payouts based on performance, new objectives for the coming year and proposed LTIP grants. In advance of the meeting, the Committee is provided with individual compensation information, individual performance reviews, and annual compensation survey data. Based on Committee approval and recommendation, individual compensation packages for the coming year are then approved and presented at the February Board of Directors meeting. As part of this process, management completes individual performance reviews in January, which are used to calculate bonus and incentive compensation payments. Those recommendations are presented to the Committee in February for approval. In the event that payments are contingent upon meeting a financial goal, payments are made only after the audited year-end financial results are released in March.

Tax and Accounting Implications

In 2009, the Company’s compensation programs were affected by each of the following:

•

Accounting for Stock-Based Compensation: The Company accounts for stock-based compensation in accordance with the requirements of Accounting Standard Codification (“ASC”) 718, “Stock Compensation” (formerly Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123 (R)). The Company also takes into consideration ASC 718 and other generally accepted accounting principles in determining changes to policies and practices for its stock-based compensation programs.

•

Section 162(m) of the Internal Revenue Code (IRC): This section generally limits the deductibility of compensation for a public company’s chief executive officer and its four other most highly compensated named executive officers unless the compensation is less than $1 million during any fiscal year or is “performance-based” under Section 162(m). The Company periodically reviews the potential consequences of IRC Section 162(m), and it generally intends to structure the performance-based portion of executive compensation, where feasible, to comply with exemptions in IRC Section 162(m) so that the compensation remains tax deductible to the Company. The Committee in its judgment may; however, authorize compensation payments that do not comply with the exemptions in IRC Section 162(m) when it believes that such compensation is appropriate and in the best interests of the stockholders after taking various factors into consideration, including business conditions and the performance of such executive officer.

EXECUTIVE OFFICER COMPENSATION

Summary Compensation Table

The following table sets forth information regarding the compensation earned during the fiscal years-ended December 31, 2009, 2008 and 2007 by each of the Company’s NEOs. For the year-ended December 31, 2009, the Company’s NEOs consisted of: (i) the individual who served as the Chief Executive Officer (S. Edelstein) during the year-ended December 31, 2009 and (ii) the three most highly compensated executive officers other than the Chief Executive Officer who were serving as of December 31, 2009 (A. Bellantuoni, P. Brak and S. Webb). The Company did not employ any other executives that would qualify as NEOs (including any Principal Financial Officer) for the year-ended December 31, 2009.

Name and Principal Position(a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($)(2) (e)		Non-Equity Incentive Plan Compensation ($)(3) (g)		All Other Compensation ($)(4) (i)	Total ($) (j)

Sergio Edelstein, Ph.D.	2009	442,400	—	—		—		18,174	460,574
President and Chief Executive Officer	2008	514,000	—	607,500	(5)	176,800		21,997	1,320,297
	2007	495,385	—	1,404,360	(6)	333,937		141,445	2,375,127

Philippe Brak	2009	212,692	—	—		—		546,836	759,528
Vice President and General Manager	2008	250,962	25,000	202,500	(7)	37,500		461,855	977,817

Stephen Webb	2009	177,375	—	—		7,830	(9)	32,684	217,889
Managing Director	2008	251,417	—	101,250	(8)	12,762		37,476	402,905
	2007					Not a NEO

Anthony Bellantuoni	2009	186,022	—	—		—		19,670	205,692
Vice President, Corporate Resources	2008	215,880	—	101,250	(8)	8,736		24,575	350,411
	2007					Not a NEO

(1)	Amounts shown exclude performance-based incentive payments which to the extent applicable are included in “Non-Equity Incentive Plan Compensation”. Amount shown for Mr. Brak in 2008 represents a one-time signing bonus earned by and paid to Mr. Brak in 2008.
(2)	Amounts shown do not reflect compensation actually received. Rather, amounts shown represent the aggregate grant date fair value of these awards determined in accordance with ASC 718 (disregarding an estimate of forfeitures related to service-based vesting conditions). Under ASC 718, compensation expense with respect to stock awards is generally recognized over the vesting periods applicable to the awards. For further discussion regarding the assumptions used in the estimation of the fair value of these awards and details regarding the associated calculation of compensation cost related thereto, refer to Note 10 to Consolidated Financial Statements. There were no stock or option awards granted in the fiscal year ended December 31, 2009.
(3)	Amounts shown consist of awards earned during the period based on performance under the applicable annual cash bonus incentive plan. With the exception of amounts earned in 2008, amounts earned under the Company’s annual cash bonus incentive plan are typically payable by their terms at a later date in the year following the year in which they are earned, subject to continued employment through the date of payment. Amounts shown for 2008 were payable by their terms in March 2009, subject to continued employment through the date of payment. In February 2009, the Company deferred payment of the amounts earned in 2008 pursuant to the Annual Cash Bonus Incentive Plan until successful completion of the Company’s restatement upon filing of the Form 10-K for the year-ended December 31, 2008, amounts earned by Dr. Edelstein in 2008 were also deferred to a later date. There was no annual cash bonus incentive plan applicable to Dr. Edelstein or Mr. Bellantuoni in fiscal year 2009.

(4)	Includes the following for 2009:

	Dr. Edelstein	Mr. Brak	Mr. Webb	Mr. Bellantuoni
	($)	($)	($)	($)
Car Allowance	$12,046	$—	$11,838	$8,734
Defined Contribution Plan Match	3,646	6,192	17,953	4,590
Life Insurance Premiums	1,032	368	2,893	1,036
Tax Preparation Fees	1,450	—	—	5,310
Relocation Costs[1]	—	540,276	—	—

	$18,174	$546,836	$32,684	$19,670

[1]

Amount relates to reimbursements for costs incurred while Mr. Brak was on assignment in Rugby, UK, including tax-related gross-up payments, and the related relocation costs incurred in connection with Mr. Brak’s relocation from Rugby, UK to California, USA.

(5)	Excludes 132,000 performance-based restricted stock awards that were granted on March 14, 2008 and were forfeited during the year-ended December 31, 2008. At the time of the grant, it was not probable that the performance conditions related to these shares would be achieved. Assuming the highest level of performance conditions would be achieved, the aggregate grant date fair value of all stock awards granted to Dr. Edelstein in 2008 would be $1,676,700, an increase of $1,069,200 to the number reported in the table above.
(6)	Excludes 66,000 performance-based restricted stock awards that were granted on March 26, 2007 and were forfeited during the year-ended December 31, 2008. At the time of the grant, it was not probable that the performance conditions related to these shares would be achieved. Assuming the highest level of performance conditions would have been achieved, the aggregate grant date fair value of all stock awards granted to Dr. Edelstein in 2007 would be $2,061,720, an increase of $657,360 to the number reported in the table above.
(7)	Excludes 44,000 performance-based restricted stock awards that were granted on March 14, 2008 and were forfeited during the year-ended December 31, 2008. At the time of the grant, it was not probable that the performance conditions related to these shares would be achieved. Assuming the highest level of performance conditions would be achieved, the aggregate grant date fair value of all stock awards granted to Mr. Brak in 2008 would be $558,900, an increase of $356,400 to the number reported in the table above.
(8)	Excludes 22,000 performance-based restricted stock awards that were granted on March 14, 2008 and were forfeited during the year-ended December 31, 2008. At the time of the grant, it was not probable that the performance conditions related to these shares would be achieved. Assuming the highest level of performance conditions would be achieved, the aggregate grant date fair value of all stock awards granted to each of Mr. Webb and Mr. Bellantuoni in 2008 would be $279,450, an increase of $178,200 to the respective numbers reported in the table above.
(9)	Amount shown represents cash bonus payable pursuant to the 2009 Annual Management Bonus Program.

Grants of Plan-Based Awards

The following table sets forth information regarding all plan-based awards granted to the Company’s Named Executive Officers during the year-ended December 31, 2009.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)						Estimated Future Payouts Under Equity Incentive Plan Awards(2)			Grant Date Fair Value of Stock Awards ($)(l)
Name(a)	Type	Grant Date (b)	Threshold ($) (c)		Target ($) (d)		Maximum ($) (e)		Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Sergio Edelstein, Ph.D.	Bonus	—	—		—		—
	Equity	—							—	—	—	—

Philippe Brak	Bonus	2/23/2009	—	(3)	20,222	(4)	43,920	(5)
	Equity	—							—	—	—	—

Stephen Webb	Bonus	2/23/2009	—	(3)	3,564	(4)	7,740	(5)
	Equity	—							—	—	—	—

Anthony Bellantuoni	Bonus	—	—		—		—
	Equity	—							—	—	—	—

(1)	Amounts in these columns reflect threshold, target and maximum payout levels under the 2009 Annual Management Bonus Program, the only applicable bonus program for the year ended December 31, 2009. Mr. Brak and Mr. Webb are the only NEOs for the year-ended December 31, 2009 that were eligible to participate in the 2009 Annual Management Bonus Program due to their respective roles as Vice President/General Manager and Managing Director, of certain business units. Amounts earned pursuant to the 2009 Annual Management Bonus Program are determined based on the financial performance of the respective business units. However, the determination of the bonus pool and amount allocated to the business unit manager were at the discretion of the Chief Executive Officer. Accordingly, individuals were to receive no cash payouts to the extent the financial performance of the business unit was deemed inadequate. Pursuant to the terms of the 2009 Annual Management Bonus Program, an overall bonus pool for the respective business unit was determined by the Chief Executive Officer based on actual operating profit earned by the business unit. Amounts earned by the business unit managers under the 2009 Annual Management Bonus Program were determined by the Chief Executive Officer based on an allocation of the overall bonus pool. Within the terms of the 2009 Annual Management Bonus Program, there were certain parameters defining a possible range of a business unit’s operating profits that could be allocated to an overall bonus pool and a possible range of the established bonus pool that could be allocated to the respective business unit managers; however, the determination of the overall bonus pool and business unit manager allocation was purely discretionary since neither a threshold financial or performance metric nor a maximum payout was outlined. The actual amount earned is reported under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table. There was no bonus incentive plan pertaining to Dr. Edelstein or Mr. Bellantuoni during the year-ended December 31, 2009.
(2)	There was no equity incentive plan for the year-ended December 31, 2009 and there were no equity awards granted during the year-ended December 31, 2009.
(3)

Failure to generate operating profit or meet a minimum level of performance as determined by the Chief Executive Officer would have resulted in no bonus earned or paid out pursuant to the 2009 Annual Management Bonus Program.

(4)	The target payouts assume the achievement of the quarterly operating profit objective pursuant to the respective business unit’s fiscal year 2009 forecast. Additionally, the target payouts assume that the overall bonus pool for the respective business unit is established at the mid-point of the range as defined in the 2009 Annual Management Bonus Program and that the allocation of the bonus pool to the respective executive is also at the mid-point of the range as defined in the 2009 Annual Management Bonus Program.
(5)

The maximum potential payouts assume the achievement of the quarterly operating profit objective pursuant to the respective business unit’s fiscal year 2009 forecast. Additionally, the maximum potential payouts assume that the overall bonus pool for the respective business unit is established at the maximum of the range as defined in the

2009 Annual Management Bonus Program and that the allocation of the bonus pool to the respective executive is also at the maximum of the range as defined in the 2009 Annual Management Bonus Program. However, the maximum potential payouts under the 2009 Annual Management Bonus Program were unlimited. The actual amount paid to Mr. Brak and Mr. Webb, respectively, under the 2009 Annual Management Bonus Program was $0 and $7,830, respectively. See the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options and stock that has not yet vested for each of the Company’s Named Executive Officers outstanding as of December 31, 2009.

		Option Awards			Stock Awards
Name(a)	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#) (b)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1) (j)
Sergio Edelstein, Ph.D.	7/10/06				—		—	—		—
	7/10/06				—		—	150,000	(2)	130,500
	7/10/06				—		—	—		—
	3/26/07				25,000	(3)	21,750	—		—
	3/26/07				22,000	(4)	19,140	—		—
	3/14/08				50,000	(5)	43,500	—		—

Philippe Brak	3/14/08				16,666	(5)	14,499	—		—

Stephen Webb	9/3/04	10,000	$10.09	9/3/2010
	5/18/06				—		—	—		—
	5/18/06				—		—	—		—
	3/26/07				3,333	(3)	2,900	—		—
	3/26/07				2,933	(4)	2,552	—		—
	3/14/08				8,333	(5)	7,250	—		—

Anthony Bellantuoni	10/22/07				5,000	(6)	4,350	—		—
	10/22/07				4,400	(7)	3,828	—		—
	3/14/08				8,333	(5)	7,250	—		—

(1)	Represents the product of the shares in column (g) or column (i) multiplied by $0.865, the closing market price of the Company’s common stock on the Pink OTC Markets, Inc. as of December 31, 2009.
(2)	Represents a performance-based restricted share award granted on July 10, 2006. The achievement of the 150,000 restricted share award was scheduled to be measured upon completion of audited financial statements for the year-ended December 31, 2009. At that time, any shares earned under the 150,000 restricted share award would immediately vest. The vesting of these shares was accelerated pursuant to Dr. Edelstein’s Separation and Release Agreement effective May 25, 2010.
(3)	Represents time-based restricted shares granted on March 26, 2007. These shares vested in one installment on March 26, 2010. Due to restrictions on the issuance of equity awards related to the Company’s Chapter 11 proceedings, the shares that vested on March 26, 2010 were not issued until the Company’s emergence from Chapter 11 proceedings on July 23, 2010.

(4)	Represents performance-based restricted shares granted on March 26, 2007. These shares vested in one installment on March 26, 2010. Due to restrictions on the issuance of equity awards related to the Company’s Chapter 11 proceedings, the shares that vested on March 26, 2010 were not issued until the Company’s emergence from Chapter 11 proceedings on July 23, 2010.
(5)	Represents time-based restricted shares granted on March 14, 2008. These shares were scheduled to vest in two equal installments on March 14, 2010 and March 14, 2011, provided that the executive remains employed by the Company on the vesting dates. The first installment vested on March 14, 2010. As it pertains to Dr. Edelstein’s respective shares, the scheduled vesting of the final installment was accelerated pursuant to Dr. Edelstein’s Separation and Release Agreement effective May 25, 2010.
(6)	Represents time-based restricted shares granted on October 22, 2007. These shares vested in full in one installment on March 26, 2010. Due to restrictions on the issuance of equity awards related to the Company’s Chapter 11 proceedings, the shares that vested on March 26, 2010 were not issued until the Company’s emergence from Chapter 11 proceedings on July 23, 2010.
(7)	Represents performance-based restricted shares granted on October 22, 2007. These shares vested in full in one installment on March 26, 2010. Due to restrictions on the issuance of equity awards related to the Company’s Chapter 11 proceedings, the shares that vested on March 26, 2010 were not issued until the Company’s emergence from Chapter 11 proceedings on July 23, 2010.

Option Exercises and Stock Vested

The following table sets forth information regarding all stock options exercised and the value realized upon exercise and all restricted stock awards that vested and the value realized upon vesting by each of the Company’s Named Executive Officers during the year-ended December 31, 2009.

	Option Awards		Stock Awards
Name(a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($)(1) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($)(2) (e)
Sergio Edelstein, Ph.D.	—	—	143,598	98,751
Philippe Brak	—	—	8,334	6,251
Stephen Webb	—	—	15,819	11,574
Anthony Bellantuoni	—	—	13,567	11,679

(1)	No options were exercised by any of the Company’s Named Executive Officers during the fiscal year ended December 31, 2009.
(2)	Value realized on vesting is computed by multiplying the number of shares of stock vested by the closing market price of the Company’s common stock on the applicable vesting date.

Potential Payments Upon Termination or Change of Control

The following table sets forth estimated compensation that the Company would be obligated to provide to each of the Company’s Named Executive Officers upon termination of employment or change in control pursuant to the terms of individualized employment agreements. Other than these agreements, there are no other plans or other contractual obligations triggered upon termination of employment or change in control related to the Company’s Named Executive Officers. The amounts reflected in the following table assume that the termination of employment or change in control occurred on December 31, 2009.

Dr. Edelstein’s employment with the Company terminated effective May 25, 2010 and the two parties entered into a Separation and Release Agreement as of May 24, 2010, which sets forth the actual separation payments and benefits that the Company agreed to provide to Dr. Edelstein.

Name	Event	Salary ($)	Bonus ($)	Health & Dental Benefits ($)	Immediate Vesting of Outstanding Stock ($)	Total ($)
Sergio Edelstein, Ph.D.(7)	Termination for cause or by employee without good reason	All amounts earned or accrued through termination date	176,800(2) (All amounts earned or accrued through termination date)	—	—	176,800 + All other amounts earned or accrued through termination date

	Termination by reason of death or disability	All amounts earned or accrued through termination date	176,800(2) (All amounts earned or accrued through termination date) + Current Year Target Bonus(3)	—	—	176,800 + All other amounts earned or accrued through termination date

	Position eliminated prior to a change in control	All amounts earned or accrued through termination date + $780,000(1) (18 months)	176,800(2) (All amounts earned or accrued through termination date) + Current Year Target Bonus(3) + Target Bonus (18 months)(4)	32,580(5) (18 months)	—	989,380 + All other amounts earned or accrued through termination date

	Position eliminated upon or during the 24 months following a change in control	All amounts earned or accrued through termination date + 1,040,000(1) (24 months)	176,800(2) (All amounts earned or accrued through termination date) + Current Year Target Bonus(3) + Target Bonus (24 months)(4)	43,440(5) (24 months)	214,890(6)	1,475,130 + All other amounts earned or accrued through termination date

Philippe Brak			No agreement.
Stephen Webb			No agreement
Anthony Bellantuoni			No agreement.

(1)	Amounts based on the executive’s annual base salary for the year-ended December 31, 2009.
(2)	Amounts based on bonus earned for the year ended December 31, 2008 that was not paid as of December 31, 2009.
(3)	Amounts based on 100% of bonus potential for the year-ended December 31, 2009. There was no bonus potential in fiscal year 2009, so the amount is 0% of annual base salary.
(4)	Amounts based on 100% of bonus potential for the respective severance period (i.e. 18 or 24 months) which is based on 100% of bonus potential for the year-ended December 31, 2009. There was no bonus potential in fiscal year 2009, so the amount is 0% of annual base salary.
(5)	Amounts based on a continuation of the executive’s health and dental benefits at the election level in which the individual is enrolled as of December 31, 2009.
(6)	Represents the outstanding number of shares of 247,000 multiplied by $0.865, the closing market price of the Company’s common stock as of December 31, 2009.
(7)	Amounts for Dr. Edelstein represent those payable upon termination of employment or change in control pursuant to Termination and Change-In-Control Agreement by and between the Company and Dr. Edelstein effective February 3, 2009, such agreement was superseded by the Separation and Release Agreement by and between the Company and Dr. Edelstein effective May 25, 2010.

Termination Agreements for Sergio Edelstein

The following is a summary of certain Termination Agreements with Dr. Edelstein in effect during the fiscal year-ended December 31, 2009. These Termination Agreements were generally superseded by the Separation Agreement described below. See “Separation and Release Agreement for Sergio Edelstein” below.

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

On February 3, 2009, the Company entered into a Termination and Change-In-Control Agreement (the “Termination Agreement”) with Dr. Edelstein. The Termination Agreement was intended to capture all previous oral and written arrangements, understandings and agreements between the Company and Dr. Edelstein with respect to certain terms and conditions of Dr. Edelstein’s employment with the Company as Chief Executive Officer and superseded all prior agreements, understandings and arrangements with respect to such terms.

Pursuant to the terms of the Termination Agreement, upon any termination of Dr. Edelstein’s employment by the Company for cause, disability or death, or by Dr. Edelstein without good reason, Dr. Edelstein would be entitled to receive all amounts earned or accrued through such date of termination, including: (i) base salary then in effect, (ii) reimbursement for certain monies advanced in connection with employment, (iii) vacation pay, (iv) any bonuses for the prior fiscal year which would have been eligible for payment but for such termination, and (v) any previous compensation which Dr. Edelstein previously deferred (collectively, the “Accrued Compensation”). In addition, in the event Dr. Edelstein was terminated by reason of death or disability, the Company agreed to pay to Dr. Edelstein or his beneficiaries an amount equal to the bonus award he would have been entitled to receive in respect of the fiscal year in which such termination occurred had he continued to be employed until the end of such fiscal year, calculated as if all performance targets and goals had been fully met and pro rated for the number of days elapsed in such fiscal year through the termination date (the “Pro Rata Bonus”).

Upon any termination of Dr. Edelstein’s employment by the Company prior to a change in control of the Company, other than for cause, death or disability, or by Dr. Edelstein for good reason, Dr. Edelstein would be entitled to receive: (i) all Accrued Compensation, (ii) a Pro Rata Bonus, (iii) a lump sum severance payment in an amount equal to 1.5 times (x) his annual base salary then in effect plus (y) 100% of his target bonus amount, calculated as if all performance targets and goals had been fully met, and (iv) a continuation of certain Company benefits for a period of eighteen months following his termination; provided, however, that if such termination occurs within twenty-four months of a change in control of the Company, Dr. Edelstein would be entitled to receive 2.0 times (x) his annual base salary then in effect plus (y) 100% of his target bonus amount, calculated as if all performance targets and goals had been fully met, a continuation of certain Company benefits for a period of twenty-four months following his termination, and the vesting of all equity-based compensation awards issued to Dr. Edelstein prior to the date of termination would fully accelerate. In the event that any of the foregoing payments to Dr. Edelstein were deemed “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, the Company would either pay the full parachute payment, subject to the excise tax, or, at Dr. Edelstein’s election, a payment reduced to 2.99 times Dr. Edelstein’s Section 280G “base amount” that is not subject to the excise tax.

The Termination Agreement also provided that in the event Dr. Edelstein was made a party, or was threatened to be made a party, to any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director, officer, employee or agent of the Company, the Company would indemnify Dr. Edelstein for all costs, expenses, liabilities, losses, judgments, fines, attorneys’ fees and settlement amounts reasonably incurred by Dr. Edelstein in his capacity as a director, officer, employee or agent of the Company, whether or not Dr. Edelstein was then serving as a director, officer, employee or agent of the Company, to the fullest extent authorized or permitted under applicable law. In addition, the Company agreed to advance to Dr. Edelstein all reasonable costs and expenses to be incurred by him in connection with the foregoing proceedings, under certain circumstances. The Company further agreed to continue and maintain a directors and officers’ liability insurance policy covering Dr. Edelstein to the extent that such a policy is provided to the Company’s other executive officers. Further, pursuant to the Termination Agreement, Dr. Edelstein agreed to a non-competition and non-solicitation covenant during the period beginning on February 3, 2009 and ending twelve months following termination of his employment; provided, however, that in the case of termination by the Company without cause or by Dr. Edelstein for good reason, the non-competition covenant shall terminate coterminous with the period for which Dr. Edelstein receives payment.

The Termination Agreement had a term of three years from the effective date of February 3, 2009, with annual renewals thereafter at the Company’s discretion or as otherwise extended pursuant to the terms of the Termination Agreement; provided, however, that if a Change in Control, as defined, event occurred during the term, then the terms of the Termination Agreement will not expire prior to the second anniversary of the associated Change in Control event. The Termination Agreement was superseded by the Separation Agreement described below.

Separation and Release Agreement for Sergio Edelstein

Dr. Edelstein’s employment with the Company terminated effective May 25, 2010. The Company entered into a Separation and Release Agreement (“Separation Agreement”) with Dr. Edelstein as of May 24, 2010, which superseded the Termination and Change-In-Control Agreement. Pursuant to the Separation Agreement, Dr. Edelstein executed a release in favor of the Company in exchange for certain separation benefits. More specifically, the Separation Agreement with Dr. Edelstein provided for payment of the following benefits:

•	All accrued and unpaid base salary earned through May 25, 2010;

•	Payment for earned and accrued unused vacation time through May 25, 2010;

•	12 months of salary continuation, $520,000, to be paid in accordance with the Company’s normal bi-weekly payroll practices;

•	A lump sum payment of $259,123.48, and

•

Reimbursement for all reasonable business expenses incurred by Dr. Edelstein prior to termination provided that expenses are submitted in accordance with the Company’s policies no later than 45 days following the termination date.

In addition, in accordance with the terms of the Separation Agreement, the vesting associated with all of Dr. Edelstein’s unvested previously issued restricted stock awards was accelerated effective on the date of employment termination. The vesting was accelerated for all outstanding awards whether subject to only service-based vesting conditions or also subject to the achievement of performance metrics.

Impact of Change of Control on Equity Compensation Arrangements

Pursuant to the terms of the Company’s 2006 Equity Incentive Plan, in the event of a Change of Control, as defined, the vesting of any equity compensation awards granted to any employees and directors, including the Named Executive Officers, with the exception of Dr. Edelstein, is subject to the terms contained in such plan. As defined by the 2006 Equity Incentive Plan, a Change of Control means the occurrence of any of the following:

1. An “acquisition”, as defined in the plan, unless securities possessing more than 50% of the total combined voting power of the survivor’s or acquiror’s outstanding securities (or the securities of any parent thereof) are held by a person or persons who held securities possessing more than 50% of the total combined voting power of the Company’s outstanding securities immediately prior to that transaction, or

2. Any person or group of persons (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) directly or indirectly acquires, including but not limited to by means of a merger or consolidation, beneficial ownership (determined pursuant to Securities and Exchange Commission Rule 13d-3 promulgated under said Exchange Act) of securities possessing more than 20% of the total combined voting power of the Company’s outstanding securities pursuant to a tender or exchange offer made directly to the Company’s shareholders that the Board does not recommend such shareholders accept, other than (i) the Company or an Affiliate, as defined; (ii) an employee benefit plan of the Company or any of its Affiliates, as defined; (iii) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any of its Affiliates, as defined, or (iv) an underwriter temporarily holding securities pursuant to an offering of such securities, or

3. Over a period of 36 consecutive months or less, there is a change in the composition of the Board of Directors (the “Board”) such that a majority of Board members (rounded up to the next whole number, if a fraction) ceases, by reason of one or more proxy contests for the election of Board members, to be composed of individuals who either (i) have been Board members continuously since the beginning of that period, or (ii) have been elected or nominated for election as Board members during such period by at least a majority of the Board members described in the preceding clause (i) who were still in office at the time that election or nomination was approved by the Board, or

4. A majority of the Board votes in favor of a decision that a Change of Control has occurred.

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

As of December 31, 2009, the only unvested equity compensation awards were comprised entirely of restricted stock awards, as all of the Company’s previously granted stock option awards were accelerated on December 31, 2005. As of December 31, 2009, with the exception of Dr. Edelstein, for whom the Change of Control provisions pursuant to the 2006 Equity Incentive Plan do not apply, all unvested performance-based restricted stock awards theretofor granted were either: (i) earned, subject to vesting in 1/3 annual increments, or (ii) forfeited. Accordingly, as of December 31, 2009, there were no unvested restricted stock awards conditioned on the achievement of performance goals.

Pursuant to the Final Chapter 11 Plan, on the Company’s emergence from bankruptcy all outstanding options and restricted stock awards that were unvested and did not accelerate on emergence were assumed and remain outstanding as options and restricted stock of the reorganized Company on the terms that applied prior to emergence.

DIRECTOR COMPENSATION

In general, the Company uses a combination of cash and equity-based compensation to attract and retain candidates to serve on the Company’s Board of Directors. The Company does not compensate directors who are also employees for their service on the Board of Directors. As a result during the year-ended December 31, 2009, Dr. Edelstein, the Company’s then-current President and Chief Executive Officer, did not receive any compensation for his service on the Board of Directors. The Board of Director compensation is overseen by the Nominating and Corporate Governance Committee rather than the Compensation Committee, which focuses on employee compensation. The Nominating and Corporate Governance Committee periodically reviews its cash and equity-based compensation for non-employee directors and makes recommendations to the Board of Directors for any adjustments.

With respect to the Company’s fiscal year ended December 31, 2009, each director received an annual retainer and per meeting fees for his or her service on the Board of Directors. In addition, each director who served as chairperson of a committee of the Board of Directors received an additional annual retainer. Historically (i.e., prior to February 2009), each director received an annual director fee of $16,500, and an annual grant of $50,000 of time-based restricted stock that vested annually in equal increments over three years, beginning on the first anniversary of the grant date. Historically, the Chairman of the Board received an additional annual fee of $40,500, while the chairperson for the Audit Committee received an additional annual fee of $6,000, the chairperson for the Compensation Committee and the chairperson for the Nominating and Corporate Governance Committee each received an additional annual fee of $3,000 and the chairperson for the Technology Committee received an additional annual fee of $2,000. In addition, historically, fees for each in-person individual meeting were $1,500, while fees for each individual teleconference meeting were $750. As of the end of the Company’s fiscal year ended December 31, 2009, each director was also a party to an indemnification agreement with the Company. Such indemnification agreements generally provide, among other things, that each director shall be indemnified to the fullest extent permitted by applicable law against all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by such director in connection with any proceeding by reason of his or her relationship with the Company. In addition, such indemnification agreements provide for the advancement of expenses incurred by such director in connection with any proceeding covered by such indemnification agreements, subject to the conditions set forth therein and to the extent such advancement is not prohibited by law.

In February 2009, the Nominating and Corporate Governance Committee approved a reduction of all Board of Directors annual retainers and per meeting fees by 20%. In addition, in February 2009, the Nominating and Corporate Governance Committee enacted a change in the director compensation structure such that annual retainers and per meeting fees would be payable in shares of the Company’s common stock, subject to selling restrictions for a period of 12 months. Furthermore, in February 2009, the Nominating and Corporate Governance Committee approved a reduction in the annual grant of time-based restricted stock from $50,000 to $40,000. Otherwise, the terms and conditions of the annual grant of time-based restricted stock were to remain unchanged such that the award vests annually in equal increments over three years, beginning on the first anniversary of the grant date. In May 2009, the Nominating and Corporate Governance Committee deferred the implementation of the director compensation changes until after the July 2009 Board of Directors meeting. In July 2009, the Board of Directors agreed that no shares would be issued as compensation to the members of the Board of Directors prior to the completion of the Company’s restatement efforts and the conclusion of the matters with the Company’s noteholders.

Upon emergence from its Chapter 11 restructuring on July 23, 2010, the Company’s Board of Directors was reconstituted. Fees payable in shares of the Company’s common stock for compensation related to annual retainers and individual meetings that occurred on or prior to the date of petition on November 20, 2009 were issued to the members of the pre-emergence Board of Directors on July 23, 2010 to the extent such shares (had they been issued) had vested as of July 23, 2010. Fees payable for compensation related to annual retainers and individual meetings that occurred subsequent to the date of petition were paid in cash to the members of the pre-emergence Board of Directors. For members of the pre-emergence Board of Directors who were named to the reconstituted post-emergence Board of Directors, the annual grant of $40,000 time-based restricted stock was issued subject to the Company’s standard three year annual vesting schedule. For members of the pre-emergence Board of Directors who were not named to the reconstituted post-emergence Board of Directors, but for whom the retirement provisions of the Company’s equity plan applied, were awarded the annual grant of $40,000 of time-based restricted stock, but in the form of fully vested common shares. Members of the pre-emergence Board of Directors who were not either named to the reconstituted post-emergence Board of Directors or affected by the retirement provisions of the Company’s equity plan forfeited their rights to the 2009 annual grant of $40,000 of time-based restricted stock. Additionally, Ms. Hatsopoulos received an additional cash payment of $45,000 in recognition of her services during the Chapter 11 restructuring.

Following the Company’s emergence from its Chapter 11 restructuring, the Nominating and Corporate Governance Committee engaged Towers Watson to evaluate the board’s non-employee director compensation practices. In September 2010, following such evaluation, our Board of Directors approved the following compensation for non-employee directors:

•	Each non-employee member of the Board of Directors will receive an annual retainer in the amount of $125,000.

•	The Chairman of the Audit Committee will receive an additional annual retainer in the amount of $15,000.

•

The Chairmen of the Compensation Committee and the Nominating and Corporate Governance Committee will each receive an additional annual retainer in the amount of $10,000 (unless any such Chairman is also serving as non-executive Chairman of the Board of Directors).

•	The non-executive Chairman of the Board of Directors will receive an additional annual retainer in the amount of $125,000.

Fifty percent of the foregoing non-employee director compensation will be paid in the form of cash and the remaining fifty percent of such compensation will be payable in the form of “deferred stock units” that will be convertible into shares of our common stock upon a holder’s termination of directorship with the Company.

Director Compensation Table

The following table sets forth information regarding the compensation earned during the fiscal year ended December 31, 2009 by the Company’s non-employee directors.

Name(a)	Fees Earned or Paid in Cash ($)(1) (b)	Stock Awards ($)(2)(3)(4) (c)	Total ($) (h)
Richard Black(5)(6)	67,650	58,600	126,250
Garrett Garrettson, Ph.D.(5)(6)	38,000	50,900	88,900
Phillip Griffiths, Ph.D.(5)(6)	39,000	50,500	89,500
Marina Hatsopoulos(5)(6)	45,450	51,100	96,550
Byron Pond(5)(6)	44,700	51,100	95,800
Benjamin Virgilio(5)(6)	40,350	50,500	90,850

(1)	All fees earned by the Company’s Board of Directors during the year-ended December 31, 2009 were paid in full prior to August 31, 2010. The following table shows the amounts earned and paid as of December 31, 2009 and the amounts earned, but accrued as of December 31, 2009. The amounts accrued as of December 31, 2009 represent annual retainers and individual meeting fees earned subsequent to the date of the Company’s bankruptcy petition on November 20, 2009 through December 31, 2009.

Name	Paid in Cash as of 12/31/09 ($)	Accrued as of 12/31/09 ($)	Total ($)
Richard Black	53,250	14,400	67,650
Garrett Garrettson, Ph.D.	32,500	5,500	38,000
Phillip Griffiths, Ph.D.	34,500	4,500	39,000
Marina Hatsopoulos	39,750	5,700	45,450
Byron Pond	39,000	5,700	44,700
Benjamin Virgilio	35,250	5,100	40,350

(2)	Amounts shown do not reflect compensation actually received. Rather, amounts shown represent the aggregate grant date fair value of these awards determined in accordance with ASC 718 (disregarding an estimate of forfeitures related to service-based vesting conditions). Under ASC 718, compensation expense with respect to stock awards is generally recognized over the vesting periods applicable to the awards. For further discussion regarding the assumptions used in the estimation of the fair value of these awards and details regarding the associated calculation of compensation cost related thereto, refer to Note 10 to Consolidated Financial Statements.
(3)

All restricted shares were granted at the closing price of the Company’s common stock on NASDAQ or the Pink OTC Markets, Inc. on the date of grant. Accordingly, the annual restricted share awards granted with respect to 2009 were issued at $0.68 per share. The annual restricted share awards were scheduled to vest one-third annually on each of the first, second and third anniversaries of the date of grant, subject to continued service on the date of vesting. Fees payable in shares of the Company’s common stock for compensation related to annual retainers and individual meetings were issued at the closing price of the Company’s common stock as of the respective quarter-end to which the fees relate. Accordingly, the third quarter annual retainers and individual meeting fees were issued at $0.68 per share and the fourth quarter pre-petition annual retainers and individual meeting fees were issued at $0.865 per share. The issuance of shares associated with restricted stock awards granted with respect to 2009 was deferred until completion of the Company’s restatement of its previously issued financial statements as reported in the Annual Report on

Form 10-K for the year ended December 31, 2008 and the resolution of the Company’s bankruptcy proceedings. The annual restricted share awards granted with respect to 2009 were issued on the Company’s emergence from bankruptcy on July 23, 2010, to the extent such grant had vested or accelerated at such date, with the exception of Mr. Pond. Mr. Pond’s annual restricted share award with respect to 2009 is scheduled to vest one-third annually on each of the first, second and third anniversaries of the date of grant, subject to continued service on the date of vesting. The restricted share awards for annual retainers and individual meeting fees were issued on the Company’s emergence from bankruptcy on July 23, 2010, to the extent such grant had vested or accelerated at such date. The aggregate grant date fair value of restricted share awards granted with respect to the year-ended December 31, 2009 represents the following:

Name	2009 Annual Award ($)	2009 Third Quarter Fees ($)	2009 Fourth Quarter Pre- Petition Fees ($)	Total ($)
Richard Black	40,000	15,600	3,000	58,600
Garrett Garrettson, Ph.D.	40,000	7,900	3,000	50,900
Phillip Griffiths, Ph.D.	40,000	7,500	3,000	50,500
Marina Hatsopoulos	40,000	8,100	3,000	51,100
Byron Pond	40,000	8,100	3,000	51,100
Benjamin Virgilio	40,000	7,500	3,000	50,500

The corresponding shares granted with respect to the year-ended December 31, 2009 were as follows:

Name	2009 Annual Award (#)	2009 Third Quarter Fees (#)	2009 Fourth Quarter Pre- Petition Fees (#)	Total (#)
Richard Black	58,823	22,941	3,468	85,232
Garrett Garrettson, Ph.D.	58,823	11,617	3,468	73,908
Phillip Griffiths, Ph.D.	58,823	11,029	3,468	73,320
Marina Hatsopoulos	58,823	11,911	3,468	74,202
Byron Pond	58,823	11,911	3,468	74,202
Benjamin Virgilio	58,823	11,029	3,468	73,320

Under ASC 718, the shares issuable as compensation to the members of the Board of Directors for the annual restricted share award, annual retainers and individual meeting fees are accounted for as liabilities. Accordingly, amounts ultimately recognized in the Company’s financial statements with respect to these awards are based on the settlement values. The aggregate fair value of restricted share awards granted with respect to the year-ended December 31, 2009, as of the respective settlement date on July 23, 2010, represents the following:

Name	2009 Annual Award ($)	2009 Third Quarter Fees ($)	2009 Fourth Quarter Pre- Petition Fees ($)	Total ($)
Richard Black	135,293	52,764	7,976	196,033
Garrett Garrettson, Ph.D.	—	26,719	7,976	34,695
Phillip Griffiths, Ph.D.	—	25,367	7,976	33,343
Marina Hatsopoulos	—	27,395	7,976	35,371
Byron Pond	135,293	27,395	7,976	170,664
Benjamin Virgilio	—	25,367	7,976	33,343

The corresponding shares settled as of July 23, 2010 were as follows:

Name	2009 Annual Award (#)	2009 Third Quarter Fees (#)	2009 Fourth Quarter Pre- Petition Fees (#)	Total (#)
Richard Black	58,823	22,941	3,468	85,232
Garrett Garrettson, Ph.D.	—	11,617	3,468	15,085
Phillip Griffiths, Ph.D.	—	11,029	3,468	14,497
Marina Hatsopoulos	—	11,911	3,468	15,379
Byron Pond	58,823	11,911	3,468	74,202
Benjamin Virgilio	—	11,029	3,468	14,497

(4)	Each of the directors held 66,526 unvested restricted shares as of December 31, 2009 as follows:

Grant Date	Total Number of Shares Granted to Each Director	Number of Unvested Shares as of 12/31/09	Vesting Schedule	Scheduled Vesting Date(s)
July 24, 2007	4,457	1,485	1/3 annually	July 24, 2010
July 28, 2008	9,328	6,218	1/3 annually	July 28, 2010,
				July 28, 2011
July 28, 2009	58,823	58,823	1/3 annually	July 28, 2010,
				July 28, 2011,
				July 28, 2012

	72,608	66,526

The unvested awards previously granted to Dr. Garrettson, Dr. Griffiths, Ms. Hatsopoulos and Mr. Virgilio were forfeited effective on July 23, 2010 upon the Company’s emergence from its Chapter 11 restructuring. The vesting associated with awards previously granted to Mr. Black was accelerated effective July 23, 2010 upon the Company’s emergence from its Chapter 11 restructuring. Awards previously granted to Mr. Pond continue to vest as originally scheduled, subject to continued service on the date of vesting.

(5)	In 2006, the Company ceased to grant awards of options to purchase shares of the Company’s common stock to non-employee directors. Furthermore, the vesting associated with all outstanding options to purchase shares of the Company’s common stock was accelerated on December 31, 2005. Therefore, the previously unrecognized expense associated with all awards of options to purchase shares of the Company’s common stock was recognized on that date. As of December 31, 2009, the directors held the following outstanding fully vested stock option awards:

Grant Date	Mr. Black	Dr. Garrettson	Dr. Griffiths	Ms. Hatsopoulos	Mr. Pond	Mr. Virgilio
September 21, 2004	10,000	—	10,000	—	10,000	10,000
July 28, 2005	—	40,000	—	40,000	—	—
November 8, 2005	10,000	10,000	10,000	10,000	10,000	10,000

	20,000	50,000	20,000	50,000	20,000	20,000

(6)	The following options and warrants to purchase shares of the Company’s common stock expired unexercised during the year-ended December 31, 2009:

Grant Date	Mr. Black	Dr. Garrettson	Dr. Griffiths	Ms. Hatsopoulos	Mr. Pond	Mr. Virgilio
April 29, 2003	10,000	—	10,000	—	—	10,000

	10,000	—	10,000	—	—	10,000

DIRECTORS’ AND OFFICERS’ LIABILITY INSURANCE

At December 31, 2009 and through July 23, 2010, the Company maintained entity and director and officers’ liability insurance in the aggregate principal amount of $27 million subject to a $250,000 deductible per loss for securities claims and $500,000 for all other claims that are indemnifiable by the Company. For claims that are not indemnifiable, there is no deductible. The Company is obligated to pay all deductibles. The insurance policy typically renewed annually in May; however, in May 2009 the Company extended the then-existing policy such that it would expire in November 2009 at a cost of approximately $155,000. In November 2009, the Company extended the director and officers’ liability insurance policy for one year on substantially the same terms at a cost of approximately $362,000. In November 2009, the Company also purchased $10 million of additional A-side director coverage for an additional cost of approximately $90,000.

Upon emergence from Chapter 11 on July 23, 2010, the Company purchased a new entity and director and officers’ liability insurance policy in the aggregate principal amount of $20 million and $10 million of additional A-side coverage for non-indemnifiable claims for current officers and directors. The policy is subject to a $250,000 deductible for each indemnifiable loss. For claims that are not indemnifiable, there is no deductible. The Company is obligated to pay all deductibles. The policy expires in July 2011. The premium for this policy was approximately $269,000. This policy does not cover any actions or claims that occurred prior to emergence from bankruptcy.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year-ended December 31, 2009, the members of the Company’s Compensation Committee of the Board of Directors were Messrs. Garrettson, Ph.D., Griffiths, Ph.D. and Pond and Ms. Hatsopoulos. Mr. Griffiths, Ph.D. served on the Compensation Committee from January 2009 through July 2009 and Mr. Garrettson, Ph.D. served on the Compensation Committee from August 2009 through December 2009. None of the members of the Compensation Committee is or has at any time in the past been an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions) or as a member of the Board of Directors of an entity whose executive officers served on the Company’s Compensation Committee or on its Board of Directors during the year-ended December 31, 2009.

INDEBTEDNESS OF DIRECTORS AND OFFICERS

Since the beginning of the year ended December 31, 2009 there has been no indebtedness to the Company by any Director or officer or the family members or associates of any such person, other than amounts owing for purchases, subject to usual trade terms, for ordinary travel and expense advances and for other transactions in the ordinary course of business.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s common shares as of August 31, 2010, for: (1) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Company’s outstanding common shares; (2) each of the Company’s current directors; (3) each of the Company’s current Named Executive Officers employed; and (4) all directors and executive officers of the Company as a group, based on information available to the Company as of the filing date of this Form 10-K.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. Except as indicated by the footnotes below, the Company believes, based on the information furnished to it, that the persons and entities named in the table below have sole voting and investment power with respect to all common shares that they beneficially own, subject to applicable community property laws. All common shares subject to options or warrants exercisable within 60 days of August 31, 2010 and all restricted shares that vest within 60 days of August 31, 2010 are deemed to be outstanding and beneficially owned by the persons holding those options, warrants or restricted shares for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

Percentage ownership of outstanding shares is based on 100,026,395 common shares outstanding as of August 31, 2010.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)(13)	Percentage of Common Shares
5% Stockholders
JEC II Associates, LLC(3)	9,138,523	9.14%
68 Mazzeo Drive Randolph, MA 02368

Goldman Sachs Asset Management(4)	8,071,591	8.07%
200 West Street New York, NY 10282

Highbridge Capital Management, LLC(5)	6,021,511	6.02%
40 West 57th Street New York, NY 10019

Tennenbaum Capital Partners, LLC(6)	6,021,508	6.02%
2951 28th Street, Suite 1000 Santa Monica, California 90405

Directors and Executive Officers
Stephen W. Bershad(7)	11,985,024	11.98%
Eugene I. Davis(8)	—	*
Dennis J. Fortino(8)	—	*
K. Peter Heiland(3)(8)	9,138,523	9.14%
Michael Katzenstein(8)	—	*
Ira J. Lamel(8)	—	*
Byron O. Pond(8)(9)	125,371	*
Philippe Brak(10)	31,951	*
Stephen Webb(11)	35,743	*
Anthony Bellantuoni(15)	53,840	*
All Directors and executive officers as a group (10 persons)	21,370,452	21.37%

*	Represents less than 1% of the outstanding common shares.
(1)	Unless otherwise indicated, the address of each stockholder is c/o GSI Group, Inc., 125 Middlesex Turnpike; Bedford, Massachusetts 01730.
(2)	The information provided in this table is based on the Company’s records, information supplied to the Company by its executive officers, directors and principal stockholders and information contained in Schedules 13D and 13G filed with the SEC.
(3)	Pursuant to a Schedule 13D/A filed with the SEC on July 30, 2010, each of JEC II Associates, LLC, Heidi Shippell-Heiland and K. Peter Heiland (i) may be deemed to beneficially own 9,138,523 common shares of the Company and (ii) has shared voting and dispositive power over all 9,138,523 reported common shares. Mr. Heiland is also a director of the Company. Ms. Shippell-Heiland and Mr. Heiland are the managers of JEC II Associates, LLC. The entities and individual listed above disclaim beneficial ownership for any shares which may be deemed beneficially owned by them for purposes of this disclosure except to the extent of their pecuniary interest therein, if any, and the reporting herein of such securities shall not be construed as an admission of beneficial ownership thereof for any other purpose.
(4)	Pursuant to a Schedule 13D/A filed with the SEC on July 27, 2010, Goldman Sachs Asset Management (“GSAM”) and Liberty Harbor I GP, LLC (“LH I GP”) may be deemed to beneficially own indirectly, and Liberty Harbor Master Fund I, L.P. (“Liberty Harbor”) may be deemed to beneficially own directly, 8,071,591 common shares of the Company. Each of GSAM, LH I GP and Liberty Harbor has shared voting and dispositive power over all 8,071,591 reported common shares. The entities listed above disclaim beneficial ownership for any shares which may be deemed beneficially owned by them for purposes of this disclosure except to the extent of their pecuniary interest therein, if any, and the reporting herein of such securities shall not be construed as an admission of beneficial ownership thereof for any other purpose.
(5)	Pursuant to a Schedule 13D/A filed with the SEC on July 26, 2010, each of Highbridge Capital Management, LLC, Highbridge International LLC and Glenn Dubin (i) may be deemed the beneficial owner of 6,021,511 common shares of the Company and (ii) has shared voting and dispositive power over all 6,021,511 reported common shares. The entities and individual listed above disclaim beneficial ownership for any shares which may be deemed beneficially owned by them for purposes of this disclosure except to the extent of their pecuniary interest therein, if any, and the reporting herein of such securities shall not be construed as an admission of beneficial ownership thereof for any other purpose.
(6)	Pursuant to a Schedule 13D/A filed with the SEC on July 26, 2010, Tennenbaum Capital Partners, LLC (“Tennenbaum”) serves as investment advisor to, inter alia, Special Value Opportunities Fund, LLC, Special Value Expansion Fund, LLC, Special Value Continuation Partners, LP and Tennenbaum Opportunities Partners V, LP, which are the record holders of the 6,021,508 common shares of the Company beneficially owned by Tennenbaum. Tennenbaum has the sole voting and dispositive power over all 6,021,508 reported common shares. The entities listed above disclaim beneficial ownership for any shares which may be deemed beneficially owned by them for purposes of this disclosure except to the extent of their pecuniary interest therein, if any, and the reporting herein of such securities shall not be construed as an admission of beneficial ownership thereof for any other purpose.
(7)	Mr. Bershad is the Chairman of the Board of Directors of the Company.
(8)	Messrs. Davis, Fortino, Heiland, Katzenstein, Lamel and Pond are members of the Board of Directors of the Company.
(9)	Includes options to purchase 20,000 common shares that are exercisable within 60 days of August 31, 2010. Excludes 60,023 shares of restricted stock, which are subject to a risk of forfeiture in favor of the Company and for which Mr. Pond does not have voting rights or the right to receive dividends until vested.
(10)	Excludes 8,333 shares of restricted stock, which are subject to a risk of forfeiture in favor of the Company and for which Mr. Brak does not have voting rights or the right to receive dividends until vested.
(11)	Includes options to purchase 10,000 common shares that are exercisable within 60 days of August 31, 2010. Excludes 4,166 shares of restricted stock, which are subject to a risk of forfeiture in favor of the Company and for which Mr. Webb does not have voting rights or the right to receive dividends until vested.
(12)	Excludes 4,166 shares of restricted stock, which are subject to a risk of forfeiture in favor of the Company and for which Mr. Bellantuoni does not have voting rights or the right to receive dividends until vested.
(13)	None of the number of shares listed includes any shares that the shareholder may receive upon the release of the escrow established in connection with the Company’s emergence from bankruptcy.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the Company’s common shares that may be issued upon the exercise of options and rights under all of its existing equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans approved by security holders(1)	263,500	(2)	$9.82	4,246,784

(1)	Options outstanding as of December 31, 2009 were originally issued pursuant to the 1995 Award Plan, which was approved by the Company’s shareholders. In May 2006, the Company’s shareholders approved the adoption of the 2006 Equity Incentive Plan. Pursuant to the terms of the 2006 Equity Incentive Plan, any shares reserved for issuance under the 1995 Award Plan related to options would return to the 2006 Equity Incentive Plan pool to the extent the associated options expire unexercised. Accordingly, the securities available for future issuance at December 31, 2009 relate exclusively to the 2006 Equity Incentive Plan. The Company’s 2006 Equity Incentive Plan was cancelled upon the Company’s emergence from Chapter 11 and as of such date no shares remain available for future issuance under the 2006 Equity Incentive Plan.
(2)	Excludes 410,051 shares of unvested restricted common stock issued under the 2006 Equity Incentive Plan.

All of the equity compensation plans listed above or described in the table have been approved by the Company’s shareholders. Refer to Note 10 to Consolidated Financial Statements for further discussion regarding the Company’s equity compensation plans.

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

Richard B. Black was the Chairman of the Company’s Board of Directors until July 23, 2010. Mr. Black is the President and Chief Executive Officer of ECRM, Inc. (ECRM). ECRM manufactures laser systems equipment for the printing and publishing industry. During the year-ended December 31, 2009, the Company recognized approximately $0.2 million in sales revenue related to purchases of equipment from the Company by ECRM. All sales to ECRM were made pursuant to the Company’s standard contract terms and conditions. The Nominating and Corporate Governance Committee of the Company’s Board of Directors has reviewed and confirmed that ECRM received no favored commercial treatment. In April 2009, Mr. Pond, a member of the Company’s Board of Directors, joined the Board of Directors of ECRM. Mr. Pond is also a shareholder in ECRM, Inc. The Board of Directors has determined that Messrs. Black and Pond are “independent directors” as defined in NASDAQ Listing Rule 5605(a)(2).

K. Peter Heiland has been a member of the Company’s Board of Directors since July 23, 2010. Mr. Heiland is the owner and manager of JEC II Associates, LLC, a privately held investment company and a significant shareholder of the Company, and is the founder and President of Integrated Dynamics Engineering Gmbh (“IDE”). IDE is a developer and manufacturer of vibration control products, magnetic field compensation systems, acoustic enclosures and robotics. During the year-ended December 31, 2009, the Company purchased approximately $0.1 million of raw materials from IDE. The amounts and terms of these transactions were comparable to similar third-party transactions. The Board of Directors has determined that Mr. Heiland is an “independent director” as defined in NASDAQ Listing Rule 5605(a)(2).

As it relates to other related party transactions during the year-ended December 31, 2009, the Company recorded sales and raw materials purchases from Sumitomo Heavy Industries Ltd. (Sumitomo), a significant shareholder of the Company as of December 31, 2009. During the year-ended December 31, 2009, the Company recorded sales revenue from Sumitomo of approximately $1.2 million and purchased approximately $0.1 million of raw materials from Sumitomo. The amounts and terms of these transactions were comparable to similar third-party transactions.

As previously reported on the Company’s Current Report on Form 8-K, filed with the SEC on May 18, 2010, the Company entered into an engagement letter (the “Engagement Letter”) with FTI on May 14, 2010 to provide for the services of Michael Katzenstein as Chief Restructuring Officer (“CRO”) and certain other temporary employees and management services to support Mr. Katzenstein in his role. Mr. Katzenstein also serves as the Company’s Principal Executive Officer and as a Director of the Company. The Board of Directors has determined that Mr. Katzenstein is not an “independent director” as defined in NASDAQ Listing Rule 5602(a)(2). Pursuant to the terms of the Engagement Letter, Mr. Katzenstein will remain employed by FTI and will perform services as CRO through FTI, reporting to the Company’s Board of Directors. Mr. Katzenstein does not receive any compensation from the Company and does not participate in any of the Company’s employee benefit plans. The Company instead compensates FTI at an aggregate rate of approximately $0.2 million per month for Mr. Katzenstein’s services as CRO and Gabriel E. Bresler’s services as Associate CRO plus additional fees based on time incurred for certain other temporary employees who support Messrs. Katzenstein and Bresler. Additionally, the arrangement with FTI for CRO services includes a Completion Fee of $1.4 million, which is earned and payable pursuant to the terms of the arrangement, as follows: i) one third (1/3) of the Completion Fee upon the effective date of the Final Chapter 11 Plan, which was July 23, 2010; ii) one-third of the Completion Fee upon delivery of management prepared financial information for the 2009 audit to the Company’s auditors; and iii) one-third of the Completion Fee upon the publication of the Form 10-K for the fiscal year 2009. The Company has a separate arrangement with another segment within FTI, which commenced in November 2009, to provide certain accounting and financial reporting services. This segment of FTI reports directly to the Board of Directors and as directed by the Board of Directors. During the year-ended December 31, 2009, the Company paid FTI approximately $0.3 million for these accounting and financial reporting services. From January 1, 2010 through August 31, 2010, the Company paid FTI approximately $2.3 million for these accounting and financial reporting services.

As previously reported on the Company’s Current Report on Form 8-K, filed with the SEC on November 19, 2009, which is incorporated herein by reference, the Debtors entered into a Restructuring Plan Support Agreement (the “2009 Plan Support Agreement”) with the Consenting Noteholders pursuant to which the Consenting Noteholders agreed to support the Initial Plan as filed by the Debtors with the Bankruptcy Court in November 2009. The 2009 Plan Support Agreement was superseded by a plan support agreement entered into in 2010 and ultimately by the Plan Support Agreement described below.

As previously reported on the Company’s Current Report on Form 8-K, filed with the SEC on May 18, 2010, which is incorporated herein by reference, the Debtors entered into a Restructuring Plan Support Agreement (the “Plan Support Agreement”) with the Equity Committee, the Committee Members and the Consenting Noteholders. Stephen W. Bershad, the current Chairman of the Company’s Board of Directors, and JEC II Associates, LLC, a shareholder of the Company that currently beneficially owns over 5% of the Company’s common shares, served as Committee Members. Additionally, K. Peter Heiland, a current member of the Company’s Board of Directors, serves as a manager of JEC II Associates, LLC. Pursuant to the Plan Support Agreement, the Equity Committee, the Committee Members and the Consenting Noteholders agreed to support a modified plan, in the form of the Fourth Modified Joint Chapter 11 Plan of Reorganization for the Debtors as filed with the United States Bankruptcy Court for the District of Delaware on May 14, 2010, which was attached as Exhibit A to the Plan Support Agreement (the “May Plan”).

As previously reported on the Company’s Current Report on Form 8-K, filed with the SEC on July 23, 2010, which is incorporated herein by reference, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Consenting Noteholders. Two of the Company’s current shareholders that beneficially own over 5% of the Company’s common shares, Highbridge Capital Management, LLC and Tennenbaum Capital Partners, LLC, have relationships with certain of the Consenting Noteholders as described in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The Registration Rights Agreement provides that, from the time the Company becomes current in its reporting obligations under the Exchange Act and for as long as it remains a public company with shares registered under the Exchange Act, the Consenting Noteholders party to the Registration Rights Agreement that collectively own at least 30% of the registrable securities have a right to twice demand the registration of their registrable securities on a registration statement. The registration may be a shelf registration, filed with the SEC on an underwritten or non-underwritten basis. In addition, the Consenting Noteholders have unlimited piggyback registration rights.

BOARD DETERMINATION OF INDEPENDENCE

The Company’s Board of Directors uses the definition of independence established by The NASDAQ Stock Market. The Company’s Board of Directors has determined that, with the exception of Sergio Edelstein, Ph.D., the Company’s President and Chief Executive Officer, all of the members of its Board of Directors as of December 31, 2009 do not have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of the Company. Accordingly, each of Messrs. Black, Garrettson, Ph.D., Griffiths, Ph.D., Pond and Virgilio and Ms. Hatsopoulos is an “independent director” as defined in NASDAQ Listing Rule 5605(a)(2). The Company’s Board of Directors has determined that, with the exception of Michael Katzenstein, the Company’s Chief Restructuring Officer, all of the members of its Board of Directors as of August 31, 2010 do not have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of the Company. Accordingly, each of Messrs. Bershad, Davis, Fortino, Heiland, Lamel and Pond is an “independent director” as defined in NASDAQ Listing Rule 5605(a)(2).

Item 14. Principal Accountant Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees for professional audit services rendered by Ernst & Young LLP, the Company’s independent registered public accounting firm, for the audit of the Company’s consolidated annual financial statements for the years-ended December 31, 2009 and 2008, and fees for other services rendered by Ernst & Young LLP during those periods.

	2009	2008
Audit Fees(1)	$1,893,000	$4,980,000
Audit-Related Fees(2)	—	572,000
Tax Fees(3)	40,000	423,000
All Other Fees(4)	—	2,000

Total	$1,933,000	$5,977,000

(1)	Consists of fees billed for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of the Company’s interim consolidated financial statements included in quarterly reports, audit of the Company’s effectiveness of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2008 and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements. Additional audit fees were incurred for the 2008 audit as the result of the change of the audit scope due to the revenue recognition errors.
(2)	Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s consolidated financial statements and are not reported under “Audit Fees”. In 2008, such fees related to services performed by Ernst & Young LLP in connection with the Company’s acquisition of Excel Technology, Inc.
(3)	Consists of fees billed for professional services rendered for tax compliance, tax advice and tax planning.
(4)	Represents fees billed for Ernst & Young LLP’s online research tool.

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

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to the Company by its independent registered public accounting firm during the next twelve months. An example of pre-approved services would be assistance to the Company in filing foreign statutory accounts or preparing foreign tax returns. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount. Additionally, de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The prior approval of the Audit Committee was obtained for all services provided by Ernst & Young LLP in fiscal 2009.

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

3. List of Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Amended and Restated Agreement and Plan of Merger, by and among Lumonics Inc., Grizzly Acquisition Corp., New Grizzly Acquisition Corp. and General Scanning, Inc., dated October 27, 1998.	S-4/A	333-71449	Annex A	2/11/99

2.2	Asset Purchase Agreement, by and among GSI Lumonics Life Science Trust, GSI Lumonics Trust, Inc. and Packard BioScience Company, dated August 19, 2000.	8-K	000-25705	2.1	10/16/00

2.3	Purchase and Sale Agreement and Joint Escrow Instructions, by and between Alexandria Real Estate Equities, Inc., and General Scanning, Inc., dated February 29, 2000, including amendments.	10-K	000-25705	2.2	3/23/01

2.4	Agreement for the sale and purchase of the whole of the issued share capital of Westwind Air Bearings Limited and Westwind Air Bearings Inc., by and among Cobham plc, FR Holdings Inc., Lockman Investments Limited, GSI Lumonics Limited and GSI Lumonics, Corporation, dated December 10, 2003.	8-K	000-25705	2.1	12/10/03

2.5	Agreement and Plan of Merger, by and among GSI Lumonics Inc., Motion Acquisition Corporation and MicroE Systems Corp., dated April 12, 2004.	8-K	000-25705	2.1	4/13/04

2.6	Agreement and Plan of Merger, by and among the Registrant, Eagle Acquisition Corporation, and Excel Technology, Inc. dated July 9, 2008.	8-K	000-25705	2.1	7/11/08

2.7	Asset Purchase Agreement, by and between GSI Group Corporation and Gooch & Housego (California) LLC., dated July 3, 2008.	10-Q	000-25705	2.1	4/13/10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.8	Final Fourth Modified Joint Chapter 11 Plan of Reorganization for the Registrant, GSI Group Corporation, and MES International, Inc., dated as of May 24, 2010, as supplemented on May 27, 2010, and as confirmed by the United States Bankruptcy Court for the District of Delaware on May 27, 2010.	8-K	000-25705	99.2	05/28/10

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

4.1	Securities Purchase Agreement, by and among the Registrant, GSI Group Corporation and the purchasers set forth therein, pursuant to the Agreement and Plan of Merger by and between the Registrant, Eagle Acquisition Corporation, and Excel Technology, Inc., dated July 10, 2008.	8-K	000-25705	10.1	7/11/08

4.2	Indenture, by and among GSI Group Corporation, as issuer, the Registrant and Eagle Acquisition Corporation, as Guarantors, and The Bank of New York Mellon Trust Company, N.A. as trustee, dated August 20, 2008.	8-K	000-25705	10.1	8/21/08

4.3	Warrant Agreement, by and among the Registrant and the initial holders set forth therein, dated August 20, 2008.	8-K	000-25705	10.2	8/21/08

4.4	First Supplemental Indenture, by and among the Registrant, GSI Group Corporation, Excel Technology, Inc. and Bank of New York Mellon Trust Company, N.A., as trustee, dated August 25, 2008.					*

4.5	Second Supplemental Indenture, by and among the Registrant, GSI Group Corporation, Excel Technology, Inc. and Bank of New York Mellon Trust Company, N.A., as trustee, dated March 5, 2009.	8-K	000-25705	10.1	3/11/09

4.6	Registration Rights Agreement, by and among the Registrant and the signatories thereto, dated August 20, 2008.	8-K	000-25705	10.3	8/21/08

4.7	Amended and Restated Shareholder Rights Plan Agreement, by and between the Registrant and Computer Share Investor Services, dated May 15, 2008.	10-K	000-25705	10.3	4/13/10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.8	Indenture, dated as of July 23, 2010, by and among GSI Group Corporation, as Issuer, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	000-25705	4.1	7/23/10

4.9	Registration Rights Agreement, by and between the Registrant and the Common Shareholders named therein, dated as of July 23, 2010.	8-K	000-25705	4.2	7/23/10

10.2	Tender and Support Agreement, by and among the Registrant and the signatories thereto, dated July 9, 2008.	8-K	000-25705	99.1	7/11/08

10.4†	Form of Forbearance Agreement.	8-K	000-25705	10.1	2/11/09

10.5†	Form of Indemnification Agreement.	8-K	000-25705	10.1	6/10/09

10.6	Noteholder Restructuring Plan Support Agreement, by and among the Registrant, GSI Group Corporation, MES International, Inc. and Liberty Harbor Master Fund I, L.P., Tinicum Capital Partners II, L.P., Highbridge International LLC, Special Value Continuation Partners, L.P., Special Value Expansion Fund, LLC, Tennenbaum Opportunities Partners V, LP, Special Value Opportunities Fund, LLC, and Hale Capital Partners, LP., dated November 19, 2009.	8-K	000-25705	10.1	11/20/09

10.7	Amended and Restated Noteholder Restructuring Plan Support Agreement, by and among the Registrant, GSI Group Corporation, MES International, Inc. and Liberty Harbor Master Fund I, L.P., Tinicum Capital Partners II, L.P., Highbridge International LLC, Special Value Continuation Partners, L.P., Special Value Expansion Fund, LLC, Tennenbaum Opportunities Partners V, LP, Special Value Opportunities Fund, LLC, and Hale Capital Partners, LP., dated March 16, 2010.	8-K	000-25705	10.1	3/19/10

10.8†	1992 Stock Option Plan of GSIG.	S-1	33-95718	Appendix B	8/11/95

10.9†	1995 Directors’ Warrant Plan of GSIG.	S-1	33-95718	10.3	8/11/95

10.10†	1994 Key Employees and Directors Stock Option Plan of Lumonics Inc.	S-4	333-71449	99.1	1/29/99

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.11†	Second Restatement of GSI Lumonics Inc. 1995 Equity Incentive Plan.	S-8	333-118320	4.1	8/18/04

10.12†	Form of Non-Qualified Stock Option Agreement Pursuant to the Second Restatement of GSI Lumonics Inc. 1995 Equity Incentive Plan.	10-Q	000-25705	10.1	11/10/04

10.13†	2006 Equity Incentive Plan	DEF 14/A	000-25705	Schedule B	4/14/06

10.14†	GSI Lumonics Inc. Employee Stock Purchase Plan.	S-8	333-73666	4.1	11/16/01

10.15†	Form of Restricted Stock Grant Agreement.	8-K	000-25705	10.1	3/30/07

10.16	Agreement of Purchase and Sale, by and between GSI Lumonics Inc. and Marcomm Fibre Optics, Inc., dated March 7, 2003.	10-K	000-25705	10.32	3/31/03

10.17	Agreement of Purchase and Sale, by and between GSI Lumonics Inc. and NegotiArt Inc., dated June 20, 2003.	10-K	000-25705	10.13	3/15/04

10.18	First Amending Agreement to the Agreement Purchase and Sale, by and between GSI Lumonics Inc. and NegotiArt Inc., dated October 1, 2003.	10-K	000-25705	10.14	3/15/04

10.19	Lease, by and between GSI Group Corporation and 123 Middlesex Turnpike, LLC, dated November 2, 2007.	10-K	000-25705	10.19	4/13/10

10.20	Lease Agreement, by and between GSI Lumonics Corporation and SEWS-DTC, INC., dated February 11, 2005.	8-K	000-25705	10.2	2/16/05

10.21	Agreement of Purchase and Sale of Property, by and between GSI Lumonics Inc. and Ottawa Community Housing Corporation, dated March 17, 2005.	8-K	000-25705	10.1	3/21/05

10.22	Real Estate Purchase and Sale Agreement, by and between GSI Lumonics Corporation and STAG Capital Partners, LLC, dated June 8, 2005.	8-K	000-25705	10.1	7/13/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.23	First Amendment to the Real Estate Purchase and Sale Agreement, by and between GSI Lumonics Corporation and STAG Capital Partners, LLC, dated July 7, 2005.	8-K	000-25705	10.2	7/13/05

10.24	Sublease Agreement, by and between GSI Lumonics GmbH and MotorVison Film, dated March 17, 2006.	8-K	000-25705	10.1	3/23/06

10.25	Real Estate Purchase and Sale Agreement, by and between the GSI Group Corporation and SAgE Aggregation, LLC, dated November 14, 2005.	8-K	000-25705	10.1	1/10/06

10.26	Amendment to Real Estate Purchase and Sale Agreement, by and between the GSI Group Corporation and SAgE Aggregation, LLC, dated December 26, 2005.	8-K	000-25705	10.2	1/10/06

10.27	Second Amendment to Real Estate Purchase and Sale Agreement, by and between the GSI Group Corporation and Stag II Maple Grove LLC (successor to SAgE Aggregation, LLC), dated December 29, 2005.	8-K	000-25705	10.3	1/10/06

10.28	Settlement Agreement, by and between GSI and Robotic Vision Systems, Inc., dated June 12, 1998.	S-4	000-25705	10.31	1/29/99

10.29	OEM Supply Agreement, by and between the Registrant and Sumitomo Heavy Industries, Ltd., dated August 31, 1999.	10-K	000-25705	10.21	3/22/00

10.30†	Form of Executive Retirement And Severance Benefits Agreement.	8-K	000-25705	10.1	2/16/05

10.31†	Form of Executive Retention Agreement.	8-K	000-25705	10.1	6/9/06

10.32†	Interim Incentive Program, dated May 18, 2006.	10-Q	000-25705	10.1	8/9/06

10.33†	Transition Agreement with Mr. Charles Winston, dated July 24, 2006.	8-K	000-25705	10.1	7/28/06

10.34†	Incentive Compensation Agreement by and between Registrant and Charles D. Winston, dated December 1, 2005.	10-Q	000-25705	10.1	5/9/06

10.35†	Employment Agreement, by and between the Registrant and Charles D. Winston, dated January 1, 2004.	10-K	000-25705	10.5	3/15/04

10.36†	Termination and Change-In-Control Agreement with Dr. Sergio Edelstein, dated February 3, 2009.	8-K	000-25705	10.1	2/9/09

10.37†	Separation Agreement with Robert L. Bowen, dated January 23, 2009.	8-K	000-25705	10.2	1/29/09

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.38†	Employment Agreement, by and between the Registrant and Robert L. Bowen, dated November 10, 2005.	10-K	000-25705	10.20	3/14/06

10.39†	Separation Agreement with Daniel J. Lyne, dated January 23, 2009.	8-K	000-25705	10.1	1/29/09

10.40†	Executive Retirement and Severance Benefits Agreement with Kurt Pelsue, dated April 22, 2005.	8-K	000-25705	10.2	4/27/05

10.41†	Written Resolution of the Compensation Committee, dated August 28, 2006.	10-Q	000-25705	10.1	11/6/06

10.42†	Written Resolution of the Compensation Committee, dated September 22, 2006.	10-Q	000-25705	10.2	11/6/06

10.43	Letter from Jones Day, on behalf of Stephen Bershad, to Brown Rudnick LLP, on behalf of the Registrant and its debtor affiliates, dated December 2, 2009.	8-K	000-25705	10.1	12/7/09

10.44	Restructuring Plan Support Agreement, by and among the Registrant, GSI Group Corporation, MES International, Inc., the Equity Committee, the Equity Holders, and the Noteholders, dated as of May 14, 2010.	8-K	000-25705	10.1	5/18/10

10.45	Backstop Commitment Agreement, by and among the Registrant and the investors indentified on Schedule I thereto, dated as of May 14, 2010.	8-K	000-25705	10.2	5/18/10

10.46	Engagement Letter between the Registrant, GSI Group Corporation, MES International, Inc. and FTI Consulting, Inc., dated as of May 6, 2010.	8-K	000-25705	10.3	5/18/10

10.47†	Separation and Release Agreement, by and between the Registrant and Sergio Edelstein, dated as of May 24, 2010.	8-K	000-25705	10.1	5/28/10

10.48	Security Agreement, by and among GSI Group Corporation, the Grantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent, dated as of July 23, 2010.	8-K	000-25705	10.1	7/23/10

10.49	Escrow Agreement, by and among the Registrant and Law Debenture Trust Company of New York, as escrow agent, dated as of July 23, 2010.	8-K	000-25705	10.2	7/23/10

10.50	Open-End Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 23, 2010, made by Synrad, Inc. in favor of First American Title Insurance Company and The Bank of New York Mellon Trust Company, N.A.	8-K	000-25705	10.3	7/23/10

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.51	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 23, 2010, made by Control Laser Corporation in favor of The Bank of New York Mellon Trust Company, N.A.	8-K	000-25705	10.4	7/23/10

10.52	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 23, 2010, made by Photo Research, Inc., in favor of First American Title Insurance Company and The Bank of New York Mellon Trust Company, N.A.	8-K	000-25705	10.5	7/23/10

10.53	First Amendment to Lease, dated February 10, 2010 and effective as of May 27, 2010, by and between GSI Group Corporation and 125 Middlesex Turnpike, LLC.					*

21.1	Subsidiaries of the Registrant.					*

23.1	Consent of Independent Registered Public Accounting Firm.					*

24	Power of Attorney					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

†	This exhibit constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI GROUP INC.

By:	/S/ MICHAEL E. KATZENSTEIN
Michael E. Katzenstein
Principal Executive Officer

Date: October 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL E. KATZENSTEIN Michael E. Katzenstein	Director, Principal Executive Officer	October 1, 2010

/S/ GLENN E. DAVIS Glenn E. Davis	Principal Financial Officer and Principal Accounting Officer	October 1, 2010

/S/ STEPHEN W. BERSHAD Stephen W. Bershad*	Chairman of the Board of Directors	October 1, 2010

/S/ EUGENE I. DAVIS Eugene I. Davis*	Director	October 1, 2010

/S/ DENNIS J. FORTINO Dennis J. Fortino*	Director	October 1, 2010

/S/ K. PETER HEILAND K. Peter Heiland*	Director	October 1, 2010

/S/ IRA J. LAMEL Ira J. Lamel*	Director	October 1, 2010

/S/ BYRON O. POND Byron O. Pond*	Director	October 1, 2010

*By:	/s/ MICHAEL E. KATZENSTEIN
Michael E. Katzenstein
Attorney-in-Fact
Pursuant to a power of attorney