Form 10-Q
period 2010-04-02
GSI GROUP INC
filed 2010-12-13
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12 , 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of October 31, 2010, there were 100,026,395 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

(Unaudited)

	April 2, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$80,002	$63,328
Accounts receivable, net of allowance of $1,452 and $1,776, respectively	49,633	47,037
Income taxes receivable	21,895	24,192
Inventories	65,116	65,596
Deferred tax assets	6,408	6,370
Deferred cost of goods sold	6,525	30,070
Prepaid expenses and other current assets	4,305	5,479

Total current assets	233,884	242,072
Property, plant and equipment, net of accumulated depreciation and amortization of $49,327 and $49,227, respectively	48,679	49,502
Deferred tax assets	23,126	22,876
Investments in auction rate securities	8,500	11,272
Other assets	3,004	4,983
Intangible assets, net	59,314	61,509
Goodwill	44,578	44,578

Total Assets	$421,085	$436,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$25,711	$13,430
Income taxes payable	982	518
Accrued compensation and benefits	5,497	5,084
Deferred revenue	15,849	55,755
Deferred tax liabilities	829	831
Other accrued expenses	21,147	14,234

Total current liabilities	70,015	89,852
Deferred revenue	266	—
Deferred tax liabilities	25,877	25,848
Accrued restructuring, net of current portion	1,003	1,256
Income taxes payable	6,149	6,088
Accrued pension liability	4,521	4,838
Other liabilities	3,955	4,039

Total long term liabilities	41,771	42,069
Liabilities subject to compromise	220,381	220,560

Total liabilities	332,167	352,481
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 47,901,978 and 47,843,229 respectively	330,896	330,896
Additional paid-in capital	13,044	12,610
Accumulated deficit	(250,046)	(256,046)
Accumulated other comprehensive loss	(5,298)	(3,430)

Total GSI Group Inc. stockholders’ equity	88,596	84,030
Noncontrolling interest	322	281

Total stockholders’ equity	88,918	84,311

Total Liabilities and Stockholders’ Equity	$421,085	$436,792

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended
	April 2, 2010	April 3, 2009
Sales	$114,615	$63,908
Cost of goods sold	65,577	40,309

Gross profit	49,038	23,599

Operating expenses:
Research and development and engineering	7,365	8,131
Selling, general and administrative	17,572	14,838
Amortization of purchased intangible assets	1,128	1,620
Restructuring, restatement related costs and other	668	8,300
Pre-petition professional fees	—	670

Total operating expenses	26,733	33,559

Income (loss) from operations	22,305	(9,960)
Interest income	25	140
Interest expense	(5,808)	(7,176)
Foreign exchange transaction gains	369	41
Other income (expense), net	605	(727)

Income (loss) from continuing operations before reorganization items and income taxes	17,496	(17,682)
Reorganization items	(9,630)	—

Income (loss) from continuing operations before income taxes	7,866	(17,682)
Income tax provision (benefit)	1,825	(922)

Consolidated net income (loss)	6,041	(16,760)
Less: Net (income) loss attributable to noncontrolling interest	(41)	19

Net income (loss) attributable to GSI Group Inc.	$6,000	$(16,741)

Net income (loss) attributable to GSI Group Inc. per common share:
Basic	$0.13	$(0.35)
Diluted	$0.13	$(0.35)
Weighted average common shares outstanding—basic	47,856	47,593
Weighted average common shares outstanding—diluted	47,891	47,593

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	April 2, 2010	April 3, 2009
Cash flows from operating activities:
Consolidated net income (loss)	$6,041	$(16,760)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	3,667	4,731
Provision for uncollectible receivables	(219)	125
Provision for inventory obsolescence	1,857	(52)
Step-up value of acquired inventory sold	—	139
Share based compensation	724	884
Deferred income taxes	(86)	266
Earnings from equity investment	(192)	(72)
Loss (gain) on sale of property and assets	2	(177)
Gain on sale of auction rate securities	(335)	(76)
Non-cash interest expense	—	1,246
Non-cash restructuring charges	22	13
Changes in operating assets and liabilities:
Accounts receivable	(278)	12,270
Inventories	(1,482)	(977)
Deferred cost of goods sold	23,545	7,372
Prepaid expenses and other current assets	1,101	2,135
Deferred revenue	(39,640)	(12,649)
Deferred rent	(84)	(78)
Accounts payable, accrued expenses and income taxes receivable and payable	20,501	(11,577)
Changes in other non-current assets and liabilities	(187)	(1,956)

Cash provided by (used in) operating activities	14,957	(15,193)
Cash flows from investing activities:
Purchases of property, plant and equipment	(656)	(437)
Proceeds from the sale of auction rate securities	2,670	301
Proceeds from the sale of property, plant and equipment	—	462

Cash provided by investing activities	2,014	326
Effect of exchange rates on cash and cash equivalents	(297)	(569)

Increase (decrease) in cash and cash equivalents	16,674	(15,436)
Cash and cash equivalents, beginning of period	63,328	69,001

Cash and cash equivalents, end of period	$80,002	$53,565

Supplemental disclosure of cash flow information:
Cash paid for reorganization items	$1,488	$—
Cash paid for interest	$—	$11,250
Cash paid for income taxes	$359	$314
Income tax refunds received	$1,485	$6,118
Supplemental disclosure of non cash investing activity:
Auction rate securities	$(275)	$978
Supplemental disclosure of non cash financing activity:
Debt issuance costs	$269	$—

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization, Presentation and Significant Events

GSI Group Inc. (“GSIG”) and its subsidiaries (collectively “the Company”) designs, develops, manufactures and sells photonics-based solutions (consisting of lasers, laser systems and electro-optical components), precision motion devices, associated precision motion control technology and systems. The Company’s customers incorporate its technology into their products or manufacturing processes, for a wide range of applications in a variety of markets, including: industrial, scientific, electronics, semiconductor, medical and aerospace. The Company operates in three segments: Precision Technology, Semiconductor Systems, and Excel. The Excel segment was established in August 2008 following the Company’s acquisition of Excel Technology, Inc. (“Excel”), a designer, manufacturer and marketer of photonics-based solutions. The Company’s principal markets are in North America, Europe, Japan and Asia-Pacific. The Company exists under the laws of New Brunswick, Canada.

Chapter 11 Bankruptcy Filing

On November 20, 2009 (the “Petition Date”), GSIG and two of its wholly-owned United States subsidiaries, GSI Group Corporation (“GSI US”) and MES International, Inc. (“MES” and, collectively with GSIG and GSI US, the “Debtors”), filed voluntary petitions for relief (the “Chapter 11 Petitions”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (the “Chapter 11 Cases”).

Following the Petition Date, the Debtors continued to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On May 24, 2010, the Debtors filed with the Bankruptcy Court a modified joint Chapter 11 plan of reorganization for the Debtors, which was further supplemented on May 27, 2010 (as supplemented, the “Final Chapter 11 Plan”). On May 27, 2010, the Bankruptcy Court entered an order confirming and approving the Final Chapter 11 Plan and the plan documents.

On July 23, 2010 (the “Effective Date”) the Debtors consummated their reorganization through a series of transactions contemplated by the Final Chapter 11 Plan, and the Final Chapter 11 Plan became effective pursuant to its terms. Refer to Note 15 to Consolidated Financial Statements for additional information concerning the Chapter 11 Cases including a description of material agreements the Company entered into on the Effective Date pursuant to the terms of the Final Chapter 11 Plan.

Listing of Common Shares

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

Going Concern

On November 20, 2009, GSIG, together with two of its wholly-owned United States subsidiaries, voluntarily filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Under the Bankruptcy Code, the Company’s status as a bankruptcy debtor automatically accelerated the payment of the debt arising under the $210.0 million of 11% unsecured senior notes due 2013 (the “2008 Senior Notes”). Accordingly, this debt has been classified as part of liabilities subject to compromise as of April 2, 2010 and December 31, 2009 in the Company’s accompanying consolidated balance sheets. Operating in bankruptcy imposed significant risks and uncertainties on the Company’s business.

However, the Company emerged from bankruptcy on July 23, 2010 and, in connection therewith, completed a rights offering (the “Rights Offering”) pursuant to which it sold common shares for approximately $64.9 million in cash proceeds (the “Cash Proceeds”). The proceeds from the Rights Offering were used to pay down a portion of the obligations due with respect to the 2008 Senior Notes. The remaining obligations due with respect to the 2008 Senior Notes for unpaid principal and accrued interest were satisfied through the issuance of the Company’s common shares, the payment of cash and the issuance of the new 12.25% Senior Secured PIK Election Notes (the “New Notes”) which mature in July 2014. As a result of the Company’s emergence from bankruptcy and the associated restructuring of its debt obligations, the Company believes it has sufficient liquidity to fund its operations through at least April 2011.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The Company has prepared the accompanying consolidated financial statements in accordance with Accounting Standard Codification (“ASC”) 852, “Reorganizations” and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

ASC 852 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the businesses are reported separately in the financial statements. All such costs are reported in reorganization items in the accompanying consolidated statement of operations for the three months ended April 2, 2010.

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

Basis of Presentation

The financial statements contained within this note represent the condensed combined financial statements for the Debtors only. The Company’s non-Debtor subsidiaries are treated as non-consolidated subsidiaries in these financial statements and as such their net income is included as “Equity income from non-Debtor subsidiaries, net of tax” in the statement of operations and their net assets are included as “Investments in non-Debtor subsidiaries” in the balance sheets.

Intercompany Transactions

Intercompany transactions between Debtors have been eliminated in the financial statements contained herein. Intercompany transactions with the Debtor’s non-Debtor subsidiaries have not been eliminated in the financial statements and are reflected as “Liabilities to non-Debtor subsidiaries, net”.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

GSI Group Inc.

CONDENSED COMBINED DEBTORS-IN-POSSESSION BALANCE SHEETS

(In thousands of U.S. dollars)

(Unaudited)

	April 2, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$15,785	$10,809
Accounts receivable, net	10,141	8,788
Income taxes receivable	24,631	26,071
Inventories	17,667	19,105
Deferred cost of goods sold	4,029	27,485
Other current assets	1,552	2,424

Total current assets	73,805	94,682
Property, plant and equipment, net of accumulated depreciation and amortization	13,146	13,727
Investments in non-Debtor subsidiaries	297,672	291,300
Other assets	17,540	17,599

Total assets	$402,163	$417,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Liabilities to non-Debtor subsidiaries, net	$3,063	$6,611
Accounts payable	15,012	3,643
Accrued compensation and benefits	1,057	1,191
Deferred revenue	9,650	50,104
Other accrued expenses	13,153	6,892

Total current liabilities	41,935	68,441
Liabilities to non-Debtor subsidiaries, net	40,968	34,671
Other liabilities	9,961	9,325
Liabilities subject to compromise	220,381	220,560

Total liabilities	313,245	332,997
Stockholders’ equity:	88,918	84,311

Total liabilities and stockholders’ equity	$402,163	$417,308

GSI Group Inc.

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF OPERATIONS

(In thousands of U.S. dollars)

(Unaudited)

For the period from January 1, 2010 through April 2, 2010
Sales	$59,716
Cost of goods sold	34,706

Gross profit	25,010
Operating expenses:
Research and development and engineering	2,710
Selling, general and administrative	6,742
Amortization of purchased intangible assets	132
Restructuring, restatement related costs and other	687

Total operating expenses	10,271
Income from operations	14,739
Interest expense, net	(5,803)
Other expense, net	(394)
Equity income from non-Debtor subsidiaries, net of tax	7,104

Income from continuing operations before reorganization items and income taxes	15,646
Reorganization items	(9,630)

Income from continuing operations before income taxes	6,016
Income tax benefit	(25)

Net income	$6,041

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

GSI Group Inc.

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

For the period from January 1, 2010 through April 2, 2010
Cash flows from operating activities:
Net income	$6,041
Adjustments to reconcile net income to net cash from operating activities	2,341
Changes in assets and liabilities	(3,406)

Cash provided by operating activities	4,976
Cash flows from investing activities:
Cash provided by (used in) investing activities	—
Cash flows from financing activities:
Cash provided by (used in) financing activities	—

Increase in cash and cash equivalents	4,976
Cash and cash equivalents, beginning of period	10,809

Cash and cash equivalents, end of period	$15,785

Liabilities Subject to Compromise

As a result of the Chapter 11 filing, the payment of pre-petition indebtedness may be subject to compromise or other treatment under the Final Chapter 11 Plan as described in more detail below. Generally, actions to enforce or otherwise affect payment of pre-petition liabilities are stayed. Although pre-petition claims are generally stayed, at a hearing held on November 24, 2009, the Bankruptcy Court approved the Debtors’ “first day” motions generally designed to stabilize the Debtors’ operations and cover, among other things, human capital obligations, supplier relations, customer relations, business operations, tax matters, cash management, utilities, case management and retention of professionals.

The Company’s undisputed post-petition claims are being paid in the ordinary course of business. In addition, the Debtors may reject pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Bankruptcy Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and are classified as liabilities subject to compromise upon rejection. On January 20, 2010, the Bankruptcy Court established February 24, 2010 as the bar date for non-governmental units and May 19, 2010 as the bar date for governmental units. The bar date is the date by which claims against the Debtors arising prior to the Debtors’ Chapter 11 filings must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. On January 25, 2010, the Debtors commenced notification, including publication, to all known actual and potential creditors informing them of the bar date and the required procedures with respect to the filing of proofs of claim with the Bankruptcy Court.

Liabilities subject to compromise consisted of the following (in thousands):

	April 2, 2010	December 31, 2009
2008 Senior Notes	$210,000	$210,000
Accrued interest on 2008 Senior Notes	6,001	6,001
Other	4,380	4,559

Total	$220,381	$220,560

A description of the transactions that were consummated on the Final Chapter 11 Plan Effective Date, including, but not limited to, the cancellation of the 2008 Senior Notes, payment of interest accrued on the 2008 Senior Notes, issuance of new senior secured notes, cancellation of shares of common stock issued and outstanding, issuance of new shares of common stock and payments made for all undisputed general unsecured pre-petition claims is included in Note 15 to Consolidated Financial Statements. As of April 2, 2010, the Company was completing the process of evaluating disputed claims.

All pre-petition claims are considered liabilities subject to compromise as of April 2, 2010 and December 31, 2009. The amounts classified as liabilities subject to compromise may be subject to future adjustments depending on actions of the applicable courts, further developments with respect to disputed claims, or other events.

Pre-Petition Professional Fees

Pre-petition professional fees represent retention costs incurred prior to the bankruptcy filing for financial and legal advisors to assist in the analysis of debt restructuring alternatives, as well as costs incurred by the Company of financial and legal advisors retained by the noteholders pursuant to certain binding agreements between the two parties. Pre-petition professional fees incurred were as follows (in thousands):

	Three Months Ended
	April 2, 2010	April 3, 2009
Professional fees	$—	$670

Total	$—	$670

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Reorganization Items

Reorganization items represent expense or income amounts that were recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items were incurred starting with the date of the bankruptcy filing. Reorganization items were as follows (in thousands):

	Three Months Ended
	April 2, 2010	April 3, 2009
Professional fees	$9,630	$—

Total	$9,630	$—

3. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared by the Company in U.S. dollars and in accordance with U.S. generally accepted accounting principles, applied on a consistent basis.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC.

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

Basis of Consolidation

The consolidated financial statements include the accounts of GSI Group Inc. and its wholly owned subsidiaries. The accounts include a 50% owned joint venture, Excel Laser Technology Private Limited (“Excel SouthAsia JV”), since it is a variable interest entity and the Company is the primary beneficiary of the joint venture. The accompanying consolidated financial statements of the Company include the assets, liabilities, revenue, and expenses of Excel SouthAsia JV over which the Company exercises control. The Company records noncontrolling interest in its consolidated statements of operations for the ownership interest of the minority owners of Excel SouthAsia JV. Financial information related to the joint venture is not considered material to the consolidated financial statements. Intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the consolidated financial statements and notes thereto as of and for the three months ended April 2, 2010. The Company reclassified $1.1 million from inventories, prepaid expenses and other current assets, and accrued expenses to deferred cost of goods sold as of December 31, 2009. These reclassifications had no effect on the Company’s previously reported results of operations, financial position and cash flows.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Long-Term Investments

As of April 2, 2010, the Company held auction rate securities, recorded at a fair value of $8.5 million, and with a par value of $10.0 million. As of December 31, 2009, the Company held auction rate securities, recorded at a fair value of $11.3 million, and with a par value of $13.0 million. These auction rate notes are student loans backed by the federal government and are privately insured. Current capital market conditions have impacted the Company’s ability to liquidate certain auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. Due to current capital market conditions, an investor’s ability to sell auction rate securities at par has been adversely affected. Due to the uncertainty in the market as to when these auction rate notes will be refinanced or the auctions will resume, the Company has classified these instruments as long-term assets available for sale. If the credit ratings of the issuer, the bond insurers or the collateral deteriorates further, or if the issuers of these auction rate securities are unable to successfully close further auctions, the Company may further reduce the carrying value of these investments and may in the future be required to record impairment charges against these investments, some of which may be considered other-than-temporary impairment charges. From January 1, 2010 through April 2, 2010, the Company recorded $0.3 million of other comprehensive loss attributable to the change in unrealized losses relating to assets still held at April 2, 2010. From January 1, 2009 through April 3, 2009, the Company recorded $1.0 million of other comprehensive income attributable to the change in unrealized gains relating to assets still held at April 3, 2009.

During the three months ended April 2, 2010, the Company sold $3.0 million in par value of its auction rate securities valued at $2.4 million for $2.7 million in proceeds which resulted in the recognition of realized gains of $0.3 million related to the sale of these securities. During the three months ended April 3, 2009, the Company sold $0.3 million in par value of its auction rate securities valued at $0.2 million for $0.3 million in proceeds which resulted in the recognition of realized gains of approximately $0.1 million related to the sale of these securities. The gains realized upon the sale of the auction rate securities are recorded in other income (expense), net in the accompanying consolidated statements of operations for the three months ended April 2, 2010 and April 3, 2009. The Company determines the cost of a security sold and the amount to be reclassified out of accumulated other comprehensive income (loss) into earnings based on the specific identification method. During the three months ended April 2, 2010, the Company reclassified $0.2 million out of accumulated other comprehensive income (loss) into earnings related to the sale of the Company’s auction rate securities. During the three months ended April 3, 2009, no amounts were reclassified out of accumulated other comprehensive income (loss) into earnings related to the sale of the Company’s auction rate securities. See Note 15 to Consolidated Financial Statements for discussion of sales of auction rate securities after April 2, 2010.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

At April 2, 2010 and December 31, 2009, the Company had a 25.1% equity investment in a privately held company located in the United Kingdom, valued at $1.5 million and $1.4 million at April 2, 2010 and December 31, 2009, respectively, and included in other assets in the accompanying consolidated balance sheets. The Company uses the equity method to record the results of this entity. In relation to this investment, the Company recognized income of $0.2 million and $0.1 million for the three months ended April 2, 2010 and April 3, 2009, respectively, which are included in other income (expense), net in the accompanying consolidated statements of operations.

Fair Value Measurements

On January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements and Disclosures” with no impact to its consolidated results and financial position. ASC 820 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs.

ASC 820 establishes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which the Company can access.

•	Level 2. Observable inputs other than those described in Level 1.

•	Level 3. Unobservable inputs.

On January 1, 2009, the Company implemented the guidance in ASC 820 related to all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. However, no significant nonrecurring fair value measurements were conducted during the three months ended April 2, 2010 or April 3, 2009.

The following table summarizes the Company’s assets and liabilities, as of April 2, 2010, that are measured at fair value on a recurring basis (in thousands):

	April 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash equivalents(1)	$15,454	$15,454	$—	$—
Auction rate securities(2)	8,500	—	—	8,500

Total	$23,954	$15,454	$—	$8,500

(1)	Cash equivalents are valued at quoted market prices in active markets.
(2)	Auction rate securities are valued based on assumptions that market participants might use in their estimates of fair value (including, among other factors, underlying collateral and lack of liquidity).

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the activity during the three months ended April 2, 2010 with respect to the auction rate securities, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2009	$11,272
Sales	(2,670)
Gross realized gains, included in other income (expense), net	335
Gross unrealized losses included in accumulated other comprehensive income	(275)
Reclassifications out of accumulated other comprehensive income	(162)

Balance at April 2, 2010	$8,500

See Note 6 to Consolidated Financial Statements for discussion of the estimated fair value of the Company’s 2008 Senior Notes.

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

The Company undertakes a review of its property, plant and equipment carrying values whenever events or circumstances indicate that the carrying amounts may not be recoverable. The Company relies on the guidance included in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” when conducting these reviews. No impairment charges related to property, plant and equipment were recorded during the three months ended April 2, 2010 or April 3, 2009.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company’s product lines generally correspond with its reporting units which is the level at which the Company evaluates its goodwill, intangible assets and other long-lived assets for impairment. All of the Company’s goodwill and intangible assets reside in the Precision Technology and Excel segments.

Impairment Charges

Impairment analyses of goodwill and indefinite-lived intangible assets are conducted in accordance with ASC 350, “Intangibles—Goodwill and Other”. The Company tests its goodwill balances annually in the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the test, the Company utilizes the two-step approach which requires a comparison of the carrying value of each of the Company’s reporting units to the fair value of these reporting units. If the carrying value of a reporting unit exceeds its fair value, the Company calculates the implied fair value of the reporting unit’s goodwill and compares it to the goodwill’s carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded for the difference. The fair value of a reporting unit is estimated based on a discounted cash flow (“DCF”) approach. The DCF approach requires that the Company forecast future cash flows for each of the reporting units and discount the cash flow streams based on a weighted average cost of capital (“WACC”) that is derived, in part, from comparable companies within similar industries. The DCF calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit. The carrying values of each reporting unit include assets and liabilities which relate to the reporting unit’s operations. Additionally, reporting units that benefit from corporate assets or liabilities are allocated a portion of those corporate assets and liabilities on a systematic, proportional basis.

As mentioned above, the Company’s indefinite-lived intangible assets represent trade names that were acquired in the August 2008 Excel acquisition. The Company assesses these indefinite-lived intangible assets for impairment on an annual basis as of the beginning of the second quarter, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The Company will also periodically reassess these indefinite-lived intangible assets’ continuing classification as indefinite-lived. The fair values of the Company’s indefinite-lived intangible assets are determined using the relief from royalty method, based on forecasted revenues. If the fair value of an intangible asset is less than its carrying value, an impairment charge is recorded to reflect the difference between the carrying value and the fair value of the impaired asset.

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

Once impairment is determined and measured, an impairment charge is recorded to reflect the difference between the carrying value and the fair value of the impaired asset. In addition to evaluating the impairment of goodwill and intangible assets, the Company also assesses its other long-lived assets for impairment. This process is discussed above under “Property, plant and equipment.”

No impairment charges were recorded during the three months ended April 2, 2010 or April 3, 2009.

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

The Company follows the provisions of ASC 605-25, “Multiple Element Arrangements” for all multiple element arrangements. Under ASC 605-25, the Company assesses whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and whether objective and reliable evidence of fair value exists for these separate units of accounting. The Company applies the residual method when objective and reliable evidence of fair value exists for all of the undelivered elements in a multiple element arrangement. When objective and reliable evidence of fair value does not exist for all of the undelivered elements in a multiple element arrangement, the Company recognizes revenue under the multiple units shipped methodology, whereby revenue is recognized in each period based upon the lowest common percentage of the products shipped in the period. This approximates a proportional performance model of revenue recognition. This generally results in a partial deferral of revenue to a later reporting period. No revenue is recognized unless one or more units of each product has been delivered.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Although certain of the Company’s products contain operating and application software, the Company has determined the software element is incidental in accordance with ASC 985-605, “Software Revenue Recognition”.

The Company determines the unit of accounting for certain transactions based on the guidance in ASC 985-605. In particular, multiple purchase orders may be deemed to be interrelated and considered to constitute a multiple element arrangement for accounting purposes.

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

Precision Technology and Excel revenue transactions include both single element and multiple element transactions. Multiple element transactions may include two or more products and occasionally also contain installation, training or preventative maintenance plans. Revenue is generally recognized under the multiple units shipped methodology described above.

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

The initial standard warranty for product sales is accounted for under the provisions of ASC 450, “Contingencies” as the Company has the ability to ascertain the probable likelihood of the liability, and can estimate the amount of the liability. A provision for the estimated cost related to warranty is recorded to cost of goods sold at the time revenue is recognized. The Company’s estimate of costs to service the warranty obligations are based on historical experience and expectations of future conditions. To the extent the Company experiences increased warranty claims or increased costs associated with servicing those claims, revisions to the estimated warranty liability are recorded as increases or decreases to the accrual at that time, with an offsetting entry recorded to cost of goods sold.

The Company also sells optional extended warranty services, and preventative maintenance contracts, at the time of their product purchase. The Company accounts for these agreements in accordance with provisions of ASC 605-20-25-3, “Separately Priced Extended Warranty and Product Maintenance Contracts” under which it recognizes the separately priced extended warranty and preventative maintenance fees over the associated period.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The Company has significant deferred revenue included in its accompanying consolidated balance sheets, with balances (including both current and long-term amounts) of $16.1 million and $55.8 million as of April 2, 2010 and December 31, 2009, respectively. A significant majority of these amounts relate to arrangements whereby the entire arrangement has been accounted for as deferred revenue, as there is no fair value for one or more of the undelivered elements. Upon the final delivery of the undelivered element(s) of the arrangement, the revenue will be recorded for that arrangement. To a much lesser extent, the deferred revenue balances relate to either: (a) the unrecognized portion of a multiple element arrangements that is being recognized into revenue over a ratable basis as associated services are performed; (b) arrangements not currently recognizable due to the arrangement not being fixed and determinable at its inception; (c) the future amortization to revenue of extended warranty contracts and preventative maintenance plans; (d) revenue deferrals for product shipments with FOB destination shipping terms; and (e) deposits from customers against future orders. The classification of deferred revenue, and deferred cost of goods sold, is based on the Company’s expectations relative to when the revenue will be recognized, based on facts known to the Company as of the date its financial statements are released.

Deferred Cost of Goods Sold

The Company defers the corresponding direct costs associated with the deferred revenue. These deferred costs have been recorded as deferred cost of goods sold in the accompanying consolidated balance sheets and are reflected in the consolidated statements of operations as cost of goods sold when the related revenue is expected to be recognized. These costs represent the direct and incremental costs that are attributable to the product whose revenue is being deferred.

Research and Development and Engineering Costs

Internal costs relating to research and development and engineering costs incurred for new products and enhancements to existing products are expensed as incurred.

Product Warranty

The Company generally warrants its products for material and labor to repair and service the system. The standard warranty is generally a period of up to 12 months, with the exception of two product lines, DRC Encoders and JK Lasers, both being product lines that are included in the Precision Technology segment, and which have a warranty period of 24 months. The accounting for warranty provisions is discussed above in “Revenue Recognition”.

Share-Based Compensation

The Company has stock-based compensation plans which are more fully described in Note 8 to Consolidated Financial Statements. The Company recognizes the fair value of all share-based payments to employees as expense.

Shipping & Handling Costs

Shipping and handling costs are recorded in cost of goods sold.

Advertising Costs

Advertising costs are expensed as incurred.

Foreign Currency Translation

The financial statements of the Company and its subsidiaries outside the United States have been translated into United States dollars in accordance with ASC 830, “Foreign Currency Matters”. Assets and liabilities of foreign operations are translated from foreign currencies into United States dollars at the exchange rates in effect on the balance sheet date. Sales and expenses are translated at the average exchange rate in effect for the period. Accordingly, gains and losses resulting from translating foreign currency financial statements are reported as a separate component of other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are included in net income (loss) in the accompanying consolidated statements of operations. These amounts arose primarily from transactions denominated in currencies other than the functional currency.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Restructuring, Restatement Related Costs and Other

In accounting for its restructuring activities, the Company follows the provisions of ASC 420, “Exit or Disposal Cost Obligations”. In accounting for these obligations, the Company makes assumptions related to the amounts of employee severance, benefits, and related costs and to the time period over which facilities will remain vacant, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation has arisen. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount previously expensed against the Company’s earnings, and currently accrued on the Company’s consolidated balance sheet.

The costs incurred related to third parties, including auditors, attorneys, forensic accountants, and other advisors for services performed in connection with the restatement of the Company’s previously issued financial statements as reported in its Annual Report on Form 10-K for the year-ended December 31, 2008 and its Quarterly Report on Form 10-Q for the quarter ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal Foreign Corrupt Practices Act (“FCPA”) investigation have been included within the Company’s restructuring, restatement related costs and other charges in the accompanying consolidated statements of operations.

Pre-Petition Professional Fees

Pre-petition professional fees represent costs incurred prior to the Company’s bankruptcy filing related to the financial and legal advisors retained by the Company to assist in the analysis of debt restructuring alternatives, as well as costs incurred by the Company related to financial and legal advisors retained by the noteholders pursuant to certain binding agreements between the two parties.

Accumulated Other Comprehensive Loss

The following table provides the details of accumulated other comprehensive loss at (in thousands):

	April 2, 2010	December 31, 2009
Foreign currency translation adjustments	$192	$1,867
Unrealized gain on auction rate securities, net of tax	306	568
Pension liability, net of tax	(5,796)	(5,865)

Total accumulated other comprehensive loss	$(5,298)	$(3,430)

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	April 2, 2010	April 3, 2009
Consolidated net income (loss)	$6,041	$(16,760)
Foreign currency translation adjustments(1)	(1,675)	(2,423)
Unrealized gain (loss) on auction rate securities, net of tax	(262)	979
Pension liability, net of tax	69	(1,476)

Consolidated comprehensive income (loss)	4,173	(19,680)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(41)	19

Comprehensive income (loss) attributable to GSI Group Inc.	$4,132	$(19,661)

(1)	The foreign currency translation adjustments are primarily related to the movement in the British Pound, Japanese Yen and European Union Euro.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For diluted net income per common share, the denominator also includes any dilutive outstanding stock options and restricted stock determined using the treasury stock method. Potentially dilutive securities are excluded from the diluted earnings per share computation to the extent they are anti-dilutive. Common and common share equivalent disclosures are (in thousands):

	Three Months Ended
	April 2, 2010	April 3, 2009
Weighted average common shares outstanding - basic	47,856	47,593
Dilutive potential common shares(1)	35	—

Weighted average common shares outstanding - diluted	47,891	47,593

Excluded from diluted common shares calculation—stock options and restricted stock that are anti-dilutive	866	1,061

(1)	Due to the Company’s net loss position for the three months ended April 3, 2009, all potentially dilutive shares are excluded as their effect would have been anti-dilutive.

Accounting for Income Taxes

The liability method is used to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. A valuation allowance is established to reduce the deferred tax assets if it is “more likely than not” that some or all of the related tax benefits will not be realized in the future.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Fair Value Measurements

On January 1, 2010, the Company adopted ASU 2010-06, “Improving Disclosures about Fair Value Measurement”, which requires interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements. Additionally, this ASU requires disclosure for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Further, the ASU requires separate presentation of purchases, sales, issuances and settlements in the Level 3 rollforward of the fair value measurements. The Company adopted the interim disclosure requirements under this ASU on January 1, 2010, with the exception of the separate presentation in the Level 3 activity rollforward, which is not effective until fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company’s adoption of ASU 2010-06 did not have an impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events

On April 4, 2009, the Company adopted ASC 855, “Subsequent Events”, which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 originally required all companies to disclose the date through which subsequent events have been evaluated for disclosure and recognition. In February 2010, the FASB issued an amendment to ASC 855 (ASU 2010-09, “Subsequent Events-Amendments to Certain Recognition and Disclosure Requirements”), which removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated for disclosure and recognition in issued and revised financial statements. ASU 2010-09 was effective for the Company immediately. The Company’s adoption of ASC 855 did not have an impact on the Company’s financial position, results of operations or cash flows. The Company adopted ASU 2010-09 in February 2010, but its adoption did not have an impact on its financial position, results of operations or cash flows.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Recently Issued Accounting Pronouncements

Revenue Recognition

In September 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605-25, “Multiple Element Arrangements”. ASU 2009-13 provides two significant changes to the existing multiple element revenue recognition guidance. First, this guidance removes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements. Upon adoption, each separate unit of accounting must have an estimated selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the elements’ relative selling price. This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010 but may be early adopted as of the first quarter of an entity’s fiscal year. Entities may elect to adopt this accounting guidance either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. The Company is currently evaluating the impact that its adoption of ASU 2009-13 will have on its financial position, results of operations and cash flows. The Company anticipates that it will adopt ASU 2009-13 effective January 1, 2011 on a prospective basis.

4. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. There were no changes in the carrying amount of goodwill during the three months ended April 2, 2010. Goodwill by reportable segment is as follows (in thousands):

	Reportable Segment
	Excel	Precision Technology	Total
Balance at December 31, 2009	$35,333	$9,245	$44,578

Balance at April 2, 2010	$35,333	$9,245	$44,578

Intangible Assets

As of April 2, 2010, intangible assets consisted of the following (in thousands):

	April 2, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$61,219	$(40,586)	$20,633	6.2
Customer relationships	33,121	(12,183)	20,938	9.1
Customer backlog	2,355	(2,355)	—	—
Non-compete agreements	4,869	(2,926)	1,943	1.4
Trademarks, trade names and other	5,673	(2,900)	2,773	9.0

Amortizable intangible assets	107,237	(60,950)	46,287	7.5

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Totals	$120,264	$(60,950)	$59,314

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

All definite-lived intangible assets are amortized on a straight-line basis over their remaining life. Amortization expense for customer relationships, customer backlog, non-compete agreements and definite-lived trademarks, trade names and other is included in operating expenses in the accompanying consolidated statements of operations and was $1.1 million and $1.6 million for the three months ended April 2, 2010 and April 3, 2009, respectively. Amortization expense for patents and acquired technology is included in cost of goods sold in the accompanying consolidated statements of operations and was $1.0 million and $0.9 million for the three months ended April 2, 2010 and April 3, 2009, respectively.

Estimated amortization expense for each succeeding period after April 2, 2010 is as follows (in thousands):

Year Ending December 31,	Cost of Goods Sold	Operating Expenses	Total
2010 (9 months from April 2, 2010)	$2,890	$3,308	$6,198
2011	3,814	3,515	7,329
2012	3,165	2,646	5,811
2013	3,165	2,646	5,811
2014	3,165	2,559	5,724
Thereafter	4,434	10,980	15,414

Total	$20,633	$25,654	$46,287

5. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated:

Inventories

	April 2, 2010	December 31, 2009
	(In thousands)
Raw materials	$34,788	$34,982
Work-in-process	14,856	14,905
Finished goods	12,521	11,116
Demo inventory	1,869	3,751
Consigned inventory	1,082	842

Total inventories	$65,116	$65,596

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Prepaid Expenses and Other Current Assets

	April 2, 2010	December 31, 2009
	(In thousands)
Prepaid expenses	$2,240	$3,830
Other current assets	2,065	1,649

Total	$4,305	$5,479

Other Accrued Expenses

	April 2, 2010	December 31, 2009
	(In thousands)
Accrued interest	$8,434	$2,631
Accrued warranty	3,260	3,140
Accrued professional fees	3,240	3,143
Accrued third party sales commissions	427	266
Customer deposits	1,775	1,112
Accrued restructuring, current portion	1,112	1,194
Accrued litigation settlements	115	403
Deferred rent, current portion	343	343
Other	2,441	2,002

Total	$21,147	$14,234

Accrued Warranty

	April 2, 2010	April 3, 2009
	(In thousands)
Balance at beginning of the year	$3,140	$3,793
Charged to costs and expenses	1,261	85
Use of provision	(1,091)	(588)
Foreign currency exchange rate changes	(50)	6

Balance at end of period	$3,260	$3,296

Other Liabilities

	April 2, 2010	December 31, 2009
	(In thousands)
Deferred rent	$3,955	$4,039

Total	$3,955	$4,039

6. Debt

On August 20, 2008 (the “Closing Date”), the Company issued to various investors $210.0 million of unsecured senior notes pursuant to the terms of an indenture (the “2008 Senior Note Indenture”), along with detachable warrants (the “Warrants”) for the purchase of 5,882,520 of the Company’s common shares, for collective net proceeds to the Company of $203.5 million. The proceeds were used to fund a portion of the Company’s acquisition of Excel, and the 2008 Senior Notes carry a fixed interest rate of 11.0%. The Warrants were net exercised by the holders in October 2008, in exchange for 5,858,495 common shares of the Company. The Company ascribed a fair value to the Warrants in the amount of $26.3 million as of the Closing Date and recognized this amount as debt discount that was being amortized over the term of the 2008 Senior Notes. The fair value was based upon the Black-Scholes option pricing model, assuming a risk-free interest rate of 3.0%, an expected term of 5.0 years, a volatility rate of 85.0% and a 0.0% dividend yield. In addition, the Company incurred $6.5 million in issuance fees.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

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

As discussed in Note 1 to Consolidated Financial Statements, GSIG and two of its wholly-owned United States subsidiaries filed for bankruptcy on November 20, 2009. Accordingly, the 2008 Senior Notes are classified as a liability subject to compromise in accordance with ASC 852 in the Company’s accompanying consolidated balance sheets as of April 2, 2010 and December 31, 2009.

In accordance with the reclassification of the 2008 Senior Notes after the November 20, 2009 bankruptcy filing to liabilities subject to compromise, the Company recorded write-offs related to the remaining unamortized portion of the discount attributable to the Warrants and deferred debt financing costs in order to record the 2008 Senior Notes at the expected amount of the allowed claims. The aggregate amount of the write-off related to the remaining unamortized portion of the discount attributable to the Warrants totaled $21.4 million, while the write-off related to the remaining unamortized portion of the deferred debt financing costs totaled $4.9 million. Both the write-off related to the remaining unamortized portion of the debt discount attributable to the Warrants and the write-off related to the deferred debt financing costs were recorded as reorganization items during the quarter ended December 31, 2009. The Company recorded interest expense of $5.8 million and $7.2 million for the three months ended April 2, 2010 and April 3, 2009, respectively, which included accretion of the debt discount attributable to the Warrants and amortization of the debt issuance costs for the three months ended April 3, 2009.

During the third quarter of 2008, the Company failed to timely file its annual and quarterly reports. Pursuant to a Registration Rights Agreement (the “RRA”) with the Warrant holders, the Company notified the Warrant holders that it was indefinitely suspending its registration statement on Form S-3. Under the RRA, monetary penalties accrue and are payable to the Warrant holders for failure to maintain an effective registration statement, subject to certain terms and conditions more specifically set forth therein. The Company incurred penalties under the RRA beginning in the fourth quarter of 2008 through the date of the Company’s filing for Chapter 11 bankruptcy protection on November 20, 2009. The Company had accrued the maximum penalty due under the RRA of $3.8 million, including $0.9 million during the three months ended April 3, 2009. However, as a result of the Company’s filing for Chapter 11 bankruptcy protection on November 20, 2009, the Company reversed the existing balance of the Warrant penalty accrual as part of its reclassification of the 2008 Senior Notes as liabilities subject to compromise.

Pursuant to the Final Chapter 11 Plan, on July 23, 2010 upon emergence from bankruptcy, $74.9 million of the 2008 Senior Notes were repaid in cash, $28.1 million were exchanged for approximately 15.6 million common shares, and the remaining 2008 Senior Notes were cancelled and replaced by $107.0 million in aggregate principal amount of 12.25% Senior Secured PIK Election Notes which mature on July 23, 2014. See Note 15 to Consolidated Financial Statements for information concerning transactions related to the Chapter 11 Cases.

Fair Value of Debt

No public trades of the 2008 Senior Notes occurred during the three months ended April 2, 2010. The Company engaged in ongoing negotiations regarding the value of the 2008 Senior Notes and an appropriate restructuring plan throughout this time period with the lender group and others. Thus, although the actual value of the 2008 Senior Notes may have varied materially if trading had taken place, the Company estimates that the fair value of the 2008 Senior Notes as of April 2, 2010 was its associated par value.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

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

The Rights Plan is intended to give the Company’s Board of Directors more time and control over any sale process and increase the likelihood of maximizing shareholder value. The Rights Plan was cancelled in connection with the Company’s emergence from the Chapter 11 proceedings. See Note 15 to Consolidated Financial Statements.

Stock Repurchase Plan

In December 2005, the Company’s Board of Directors authorized a stock repurchase program providing for the repurchase of up to $15.0 million in shares of the Company’s common shares. In February 2008, the Company’s Board of Directors authorized an increase in the stock repurchase program up to a total of $40.0 million. The Company repurchased and retired 772,467 shares, 816,830 shares, and 381,300 shares in 2008, 2007, and 2006, respectively, at an aggregate cost of $6.4 million, $7.8 million, and $3.8 million, respectively. The program was suspended in May 2008 as a result of the Company’s decision to acquire Excel. At April 2, 2010, $21.9 million remains available for future Company purchases under this program. In connection with the Chapter 11 Cases, the stock repurchase program was cancelled. See Note 15 to Consolidated Financial Statements.

8. Share-Based Compensation

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

2006 Equity Incentive Plan

On May 15, 2006, shareholders of the Company approved the 2006 Equity Incentive Plan which provides for the sale or grant of various awards of, or the value of, the Company’s common shares including stock options, stock appreciation rights, restricted stock and performance shares and units, performance-based awards, and stock grants, to officers, directors, employees and certain consultants to the Company. The maximum number of shares of the Company’s common shares which may be issued pursuant to the 2006 Equity Incentive Plan is 9,406,000 shares, including a 2,500,000 share increase as approved by the Company’s shareholders at the May 2008 annual meeting, and subject to adjustment in the event of certain corporate events and reduced by the number of shares already issued pursuant to awards under the Company’s 1992 and 1995 Equity Incentive Plans. The plan has a ten-year term. As of April 2, 2010, there were 4,246,784 common shares available for future issuance under this plan. All unvested restricted stock awards and unexercised options to purchase shares of common stock related to the Company’s 2006 Equity Incentive Plan that were outstanding on the date of the Company’s emergence from bankruptcy were assumed by the reorganized Company upon emergence, other than those held by the Company’s directors who did not continue as members of the reorganized Company’s Board of Directors following emergence. Such assumed restricted stock awards and options will be honored by the Company as if they had originally been granted for the issuance of the Company’s post-emergence common shares. The Company’s 2006 Equity Incentive Plan was cancelled upon the Company’s emergence from bankruptcy. Accordingly, no shares remain available for future issuance under this plan as of July 23, 2010. See Note 15 to Consolidated Financial Statements.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company recorded compensation expense related to restricted stock awards issued under the 2006 Equity Incentive Plan totaling $0.7 million and $0.9 million in the three month periods ended April 2, 2010 and April 3, 2009, respectively. Approximately $0.3 million of the compensation expense recognized during the three month period ended April 2, 2010 relates to awards that are accounted for as share-based liabilities under ASC 718. The share-based liabilities relate to the Company’s obligations arising from its commitment to issue shares of restricted stock and common stock to the members of its pre-emergence Board of Directors as compensation for their services provided as members of the Company’s Board of Directors. The associated liability is reported within other accrued expenses in the accompanying consolidated balance sheets as of April 2, 2010 and December 31, 2009. The expense associated with the Company’s share-based liabilities is reported within selling, general and administrative expense in the accompanying consolidated statement of operations for the three month period ended April 2, 2010. No awards were accounted for as share-based liabilities during the three month period ended April 3, 2009.

No issuances were made under the 2006 Equity Incentive Plan during the three months ended April 2, 2010. Stock compensation expense is primarily included in selling, general, and administrative expenses, and as an increase to additional paid-in capital on the Company’s consolidated balance sheets. As the restricted stock is issuable to the holder, subject to vesting provisions, with no consideration payable by the holder, the grant date fair value per share is based on the quoted stock price on the date of the grant.

It is the Company’s policy to issue new shares for equity awards pursuant to the 2006 Equity Incentive Plan. For awards that vest based solely on service conditions, the Company recognizes compensation expense on a straight-line basis over the requisite service period, which is generally from the grant of the awards through the end of the vesting period. For awards with vesting that is contingent upon the achievement of performance conditions, the Company recognizes compensation expense on a straight-line basis over the requisite service period, which is generally from the grant of the awards through the end of the vesting period, for each separately vesting tranche of the award. Restricted stock awards have generally been issued with a three-year vesting period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on actual experience. The Company assesses the likelihood that performance-based shares will be earned based on the probability of meeting the performance criteria. For those performance-based awards that are deemed probable of achievement, expense is recorded, and for those awards that are deemed not probable of achievement, no expense is recorded. The Company assesses the probability of achievement each quarter.

The table below summarizes activity relating to restricted stock awards issued under the 2006 Equity Incentive Plan:

	Restricted Stock Awards (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2009	410	$8.90
Granted	—	$—
Vested	(154)	$9.30
Forfeited	—	$—

Nonvested restricted stock at April 2, 2010	256	$8.66

The Company’s restricted stock awards consist of both time-based and performance-based awards. Based on the Company’s estimates of forfeitures of time-based awards, and estimates relative to performance-based awards’ vesting and forfeitures, the Company would record aggregate compensation expense of $1.1 million subsequent to April 2, 2010, over a weighted average life of 1.2 years.

Other Incentive Compensation Plans

The Company has several stock option plans with outstanding grants that pre-date the 2006 Equity Incentive Plan. In 2005, the unvested options were accelerated. No new options will be granted under pre-2006 equity plans. All unexercised options to purchase shares of common stock related to the Company’s pre-2006 equity plans that were outstanding on the date of the Company’s emergence from bankruptcy were assumed by the reorganized Company upon emergence, other than those held by the Company’s directors who did not continue as members of the reorganized Company’s Board of Directors following emergence. Such assumed options will be honored by the Company as if they had originally been granted for the issuance of the Company’s post-emergence common shares. All of the Company’s pre-2006 equity plans were cancelled upon the Company’s emergence from bankruptcy. Accordingly, no shares remain available for future issuance under these plans as of July 23, 2010. See Note 15 to Consolidated Financial Statements.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock option activity under these plans is presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2009	263	$9.82	1.24 years	$—
Granted	—	—
Exercised	—	—
Forfeited and expired	—	—

Outstanding at April 2, 2010	263	$9.82	0.99 years	$—

Exercisable at April 2, 2010	263	$9.82	0.99 years	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of common shares for the options that were in the money at April 2, 2010. There were no in-the-money shares at April 2, 2010.

9. Employee Benefit Plans

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

Pension and other benefit costs reflected in the accompanying consolidated statements of operations are based on a projected benefit method of valuation. Within the accompanying consolidated balance sheets, pension plan benefit liabilities are included in accrued pension liability.

The table below sets forth the estimated net periodic pension cost for the U.K. Plan (in thousands):

	Three Months Ended
	April 2, 2010	April 3, 2009
Components of the net periodic pension cost:
Service cost	$—	$—
Interest cost	373	307
Expected return on plan assets	(360)	(302)
Amortization of unrecognized transition obligation (asset)	—	—
Amortization of prior service cost (credit)	—	—
Amortization of loss	52	31

Net periodic pension cost	$65	$36

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Pension and other benefit costs reflected in the accompanying consolidated statements of operations are based on a projected benefit method of valuation. Within the accompanying consolidated balance sheets, pension plan benefit liabilities are included in accrued pension liability.

The table below sets forth the estimated net periodic pension cost for the Japan defined benefit pension plan (in thousands):

	Three Months Ended
	April 2, 2010	April 3, 2009
Components of the net periodic pension cost:
Service cost	$47	$63
Interest cost	6	8
Expected return on plan assets	—	(1)
Amortization of unrecognized transition obligation	17	20
Amortization of prior service cost (credit)	—	—
Amortization of (gain) loss	—	—

Net periodic pension cost	$70	$90

10. Income Taxes

At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. For purposes of calculating the Company’s annual effective tax rate, the Company has treated its bankruptcy-related costs as discrete items given the unusual nature of such costs. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 29.5% in the determination of the estimated annual effective tax rate. The Company’s reported effective tax rate for continuing operations of 23.2% for the three months ended April 2, 2010 differed from the expected Canadian federal statutory rate of 29.5% primarily due to the tax treatment of bankruptcy-related costs, income earned in jurisdictions with varying tax rates, and the release of a portion of the Company’s valuation allowance.

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

Except for the two dividend transactions discussed below, the Company has not provided any federal or state income taxes or foreign withholding taxes on the undistributed earnings of the Company’s foreign subsidiaries since such earnings have been indefinitely reinvested as defined in ASC 740, “Income Taxes.” The amount of the unrecognized deferred tax liability related to the undistributed earnings cannot be determined because of the complexities associated with its hypothetical calculation. In the Company’s 2009 financial statements, deferred tax was provided with respect to two dividends paid by the Company’s two Japanese subsidiaries in 2010. Notwithstanding the 2010 dividends, the Company continues to assert that the remaining undistributed earnings are indefinitely reinvested.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of April 2, 2010 and December 31, 2009, the Company had total unrecognized tax benefits of $5.1 million, all of which, if recognized would favorably affect its effective tax rate. The Company expects that the changes in the unrecognized benefits within the next twelve months will not be material. Given the uncertainty regarding when the authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases in income tax that may occur within the next twelve months cannot be made.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As of April 2, 2010 and December 31, 2009, the Company had approximately $1.0 million of accrued interest and penalties related to uncertain tax positions. During the three months ended April 2, 2010, the Company recognized less than $0.1 million in interest and penalties.

The Company files state and federal income tax returns in the United States and in foreign jurisdictions. Generally, the Company is no longer subject to United States federal, state or local, or foreign income tax examinations by tax authorities for the years before 2000 as these years have been effectively settled. Currently, the Company is under examination in the United States for tax years 2000 through 2005. The Company’s income tax returns may be reviewed in the following countries and for the following periods under the appropriate statute of limitations: United States (2000-present), Canada (2003-present), United Kingdom (2006-present), and Germany (2006-present).

11. Restructuring, Restatement Related Costs and Other

The following table summarizes restructuring, restatement related costs and other expense in the accompanying consolidated statements of operations:

	Three Months Ended
	April 2, 2010	April 3, 2009
	(In thousands)
United Kingdom restructuring	$(70)	$495
Germany restructuring	51	(10)
Bedford restructuring	1	—

Restructuring charges	(18)	485
Restatement related costs and other charges	686	7,815

Total restructuring, restatement related costs and other charges	$668	$8,300

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

United Kingdom Restructuring

On February 29, 2008 and June 27, 2008, the Company executed agreements to sell assets related to its otherwise discontinued Impact product line, and certain assets related to its LaserMark and Excimer Laser product lines within the Precision Technology segment. The majority of the assets sold in the transaction represent inventory that had already been written off and were included as part of restructuring charges recorded in previous periods. Payments received on asset sales that are due beyond one year are recorded as restructuring benefits when they are received. Accordingly, the sales resulted in a restructuring benefit of $0.1 million for the three months ended April 2, 2010. No amounts remain to be collected with respect to payments on these asset sales as of April 2, 2010. No amounts were received during the three months ended April 3, 2009.

In December 2008, the Company announced the transfer of all volume related manufacturing from its Rugby, U.K. facility within the Precision Technology segment, to the Company’s facilities in China and the then-newly acquired Excel manufacturing sites. These activities were completed in 2009, at a total cost of $4.7 million, which is comprised of non-cash land and building impairment charges of $3.6 million, employee severance costs of $1.0 million and facility related charges of $0.1 million. In December 2008, the Company recorded $3.9 million of this amount to restructuring expense. It was comprised of $3.6 million of non-cash land and building impairment charges and $0.3 million of employee severance costs. In addition to the amount recorded to restructuring, restatement related costs and other expense, the Company recorded a charge of $0.6 million for inventory write-offs against cost of goods sold in 2008. No restructuring costs were recorded during the three months ended April 2, 2010. During the three months ended April 3, 2009, the Company recorded $0.5 million in restructuring costs related to this restructuring plan. It was comprised entirely of employee severance costs.

Germany Restructuring

As a result of restructuring programs undertaken in 2000 through 2004, and the subsequent sublease of the Company’s Munich, Germany facility within the Precision Technology segment in May 2007 through the end of its lease term, the Company carried a $2.1 million accrual for the cost of this lease as of December 31, 2009. As noted above, the Company regularly reviews its assumptions with respect to excess space, including contractual lease payments and expected proceeds from the sublessor. During the year-ended December 31, 2009, the Company determined that it would no longer recover sublease payments from the subtenant. Accordingly, the previous estimate of future sublease payments was revised. As a result, the Company recorded an additional restructuring charge of $1.3 million during the year-ended December 31, 2009 related to revised sublease assumptions. The $0.1 million of expense recognized during the three months ended April 2, 2010 relates primarily to accretion charges recorded during the period. No significant adjustments were recorded during the three months ended April 3, 2009. As of April 2, 2010, cumulative expense related to this restructuring plan is $4.2 million. The remaining accrual of $1.8 million will be paid ratably over the remaining term of the lease, which expires in January 2013.

On July 23, 2009, the Company initiated certain restructuring activities to consolidate its German sales and distribution operations for the Precision Technology segment located in Munich, Germany with those of Excel Technology Europe, located in Darmstadt, Germany. The Company’s lease obligations related to the facility in Darmstadt, Germany were acquired in connection with the Company’s acquisition of Excel in August 2008. These consolidation activities were completed in 2009, at a total cost of $0.2 million, which is comprised entirely of facility related charges including a lease termination fee, required remaining lease payments and move related costs. Of the total restructuring charge of $0.2 million incurred during the year-ended December 31, 2009, $0.1 million was paid prior to December 31, 2009. The remaining $0.1 million was paid during the three months ended April 2, 2010.

Novi Restructuring

In the second quarter of 2008, the Company implemented a plan to close its Novi, Michigan facility, which provided U.S. sales, applications and service support to a product line included in the Company’s Precision Technology segment. The Novi facility was consolidated within the Company’s Bedford, Massachusetts facility. In connection with this action, the Company recorded a restructuring charge of $1.4 million during the year ended December 31, 2008, consisting of $0.7 million for employee severance costs and $0.7 million in lease abandonment and related costs. The majority of the employee severance payments were made in 2008, and the remaining amounts were paid in 2009. The lease costs are being paid ratably over the duration of the lease, which ends in 2012.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Bedford Restructuring

In September 2008, the Company consolidated its operations and facilities in Massachusetts to a new facility in Bedford, Massachusetts. At that time, the Company implemented a plan to reduce its United States workforce by approximately 50 people and recorded a restructuring charge in the third quarter of 2008 of $3.0 million for severance costs. The Company charged $1.2 million of this amount to the Semiconductor Systems segment; $0.7 million to the Precision Technology segment; and $1.1 million against corporate operations. The workforce reduction is expected to save the Company $6.8 million in annual salary and related costs. In December 2008, in connection with its consolidation of the historic Scanner business with the then-newly acquired Scanner business of Excel, Cambridge Technology, Inc., the Company recorded a restructuring charge of $0.3 million relating to employee severance costs. The $0.3 million restructuring charge was charged to the Precision Technology segment. The majority of these employee severance payments were made in 2008, and the remaining amounts were paid in 2009.

Restatement Related Costs and Other Charges

During the three months ended April 2, 2010 and April 3, 2009, the Company incurred costs related to third parties, including auditors, attorneys, forensic accountants, and other advisors, for services performed in connection with the restatement of the Company’s previously issued financial statements as reported in its Annual Report on Form 10-K for the year-ended December 31, 2008 and its Quarterly Report on Form 10-Q for the quarter ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in the Company’s restructuring, restatement related costs and other charges for the respective periods in the accompanying consolidated statements of operations. The costs incurred were $0.7 million and $7.8 million for the three months ended April 2, 2010 and April 3, 2009, respectively.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activity related to the Company’s restructuring charges recorded on the accompanying consolidated balance sheets (in thousands):

Balance at December 31, 2009	$2,450
Restructuring charges (benefits), net	(18)
Cash payments	(269)
Non-cash write-offs or other adjustments	(48)

Balance at April 2, 2010	$2,115

As of April 2, 2010 and December 31, 2009, $1.0 million and $1.3 million, respectively, of accrued restructuring charges were included in long-term liabilities classified as accrued restructuring, net of current portion in the accompanying consolidated balance sheets. The current portion of accrued restructuring charges is included in other accrued expenses. See Note 5 to Consolidated Financial Statements.

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

In 2007, the Company signed a 12-year lease for a 147,000 square foot facility in Bedford, Massachusetts. The terms of the lease provide the Company with two renewal options for periods of five years each. The Company consolidated its Natick, Massachusetts; Billerica, Massachusetts and Wilmington, Massachusetts operations into this facility. The consolidation was completed in the second quarter of 2008. Under the terms of the lease agreement, the landlord waived the first 5.5 months rent (representing a savings of $0.7 million). This savings is being amortized as a reduction to rent expense over the life of the amended lease, and is included within deferred rent classified as other accrued expenses or other liabilities in the accompanying consolidated balance sheets based on the associated amortization period. The Company incurred $14.3

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

million in expenditures through December 31, 2008 to fit-up and occupy the Bedford facility, of which the landlord provided $4.0 million in allowances. These expenditures were completed as of December 31, 2008. The landlord allowance has been included in the Company’s accompanying consolidated balance sheets in property, plant and equipment, and within deferred rent classified as other accrued expenses or other liabilities based on the associated amortization period. The property, plant and equipment balance is being amortized to depreciation expense ratably over the life of the amended lease, and the landlord allowance is being offset as a reduction to rent expense, ratably over the life of the amended lease.

In February 2010, the Company entered into an Amended Lease Agreement with 125 Middlesex Turnpike, LLC to reduce the remaining term of its current lease at 125 Middlesex Turnpike, Bedford, Massachusetts from approximately 10 years to 3 years from the new effective date of May 27, 2010. The rental payment will continue at $0.1 million per month. In the aggregate, the modification reduces the Company’s obligations under the current lease by approximately $10.8 million, of which $0.9 million relates to 2013, $1.6 million relates to 2014 and $8.3 million relates to periods thereafter. Accordingly, the Company’s remaining associated deferred rent and property, plant and equipment balances are being amortized over the adjusted lease term beginning on the effective date of the modification.

Line of Credit

As of April 2, 2010 and December 31, 2009, the Company had an outstanding line of credit to secure standby letters of credit that were issued for certain facility operating leases, customer prepayments, warranty obligations, customs duties and bid bonds. The total amount available under the line of credit is approximately 500,000€, of which 252,195€ and 225,590€ was available at April 2, 2010 and December 31, 2009, respectively.

Legal Proceedings

The Company’s French subsidiary, GSI Lumonics SARL (“Lumonics”), is subject to a claim by a customer, SCGI, that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. During the third quarter of 2005, GSI France, parent of Lumonics, filed for bankruptcy protection, which was granted by the French court on July 7, 2005. On April 18, 2006, the court fixed SCGI’s claim against Lumonics at 598,079€, plus court costs and expert fees of 85,945€. SCGI accepted the court’s determination and demanded that the Liquidator bring an action in the United Kingdom against GSI Group Ltd., the parent corporation of GSI France. The Company does not believe it will be required to make any payments regarding this action. Accordingly, nothing has been accrued in the Company’s accompanying consolidated financial statements with respect to this claim.

On December 12, 2008, in connection with the delayed filing of its results for the quarter ended September 26, 2008, and the announcement of a review of revenue transactions, a putative shareholder class action alleging federal securities violations was filed in the United States District Court for the District of Massachusetts against the Company, a former officer and a then current officer and director. Specifically, the complaint alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks recovery of damages in an unspecified amount. A lead plaintiff, Mason Tenders District Council Trust Funds, was appointed on May 8, 2009. In May 2010, the parties reached an agreement in principle to settle the litigation. The settlement covers purchasers of the common stock of the Company between February 27, 2007 and June 30, 2009. On October 12, 2010, the United States District Court approved an order granting the parties’ Motion for Certification of a Settlement Class and for Preliminary Approval of Class Action Settlement. The United States District Court has set February 16, 2011 as the date for the final Settlement Fairness Hearing. Although the settlement agreement has not yet been approved by the United States District Court, the total settlement amount has been deposited into an escrow account. If the settlement is approved by the United States District Court, the Company’s contribution to the settlement amount will be limited to the balance of the Company’s self-insured retention.

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

Chapter 11 Cases

Certain creditor claims filed in connection with the Company’s Final Chapter 11 Plan remain subject to final resolution.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In addition, under the terms of the Final Chapter 11 Plan, the Company is obligated to make additional payments to the holders of 2008 Senior Notes claims in its Chapter 11 Cases if the amount of certain claims under the Final Chapter 11 Plan exceeds $22.5 million. The additional payment, if any, would equal approximately $1.00 for each dollar by which the $22.5 million cap amount is exceeded. The Company cannot make a final determination of the amount, if any, the Company may owe as a result of this provision until certain claims filed in connection with its Chapter 11 Cases, including the IRS and SEC claims described above, are finally resolved. The amount of such claims, based on the known and estimated amount of such claims, is currently well below the $22.5 million cap amount. As the Company does not believe it is probable that its losses under these claims will exceed $22.5 million, nothing has been accrued in the Company’s accompanying consolidated financial statements with respect to this potential obligation.

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

Issuance of Unregistered Securities

The Company inadvertently issued unregistered shares of common stock under its 2006 Equity Incentive Plan as a result of its failure to file with the SEC a registration statement on Form S-8. The 2006 Equity Incentive Plan was approved by the Company’s shareholders in May 2006. From March 2007 through March 2010, the Company issued approximately 773,037 duly authorized common shares with a total fair market value at the date of issuance of approximately $3,889,796 to fifty-two employees and directors under its 2006 Equity Incentive Plan. As a result, the Company may be subject to civil litigation, enforcement proceedings, fines, sanctions and/or penalties. The Company’s common shares, including those issued under the 2006 Equity Incentive Plan, were exchanged for new common shares in connection with the Company’s emergence from bankruptcy pursuant to the exemption from registration under §1145 of the Bankruptcy Code and are now freely tradable by holders who are not deemed to be underwriters.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

There was no concentration of credit risk related to the Company’s position in trade accounts receivable as of either April 2, 2010 or December 31, 2009. No individual customer represented 10% or more of the Company’s outstanding accounts receivable at April 2, 2010 and December 31, 2009. Credit risk with respect to trade accounts receivable is generally minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion.

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

13. Segment Information

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Reportable Segment Financial Information

	Three Months Ended
	April 2, 2010	April 3, 2009
	(In thousands)
Sales
Precision Technology	$27,965	$19,279
Semiconductor Systems	46,671	13,834
Excel	42,271	31,911
Intersegment sales elimination	(2,292)	(1,116)

Total	$114,615	$63,908

	Three Months Ended
	April 2, 2010	April 3, 2009
	(In thousands)
Gross Profit
Precision Technology	$13,645	$6,962
Semiconductor Systems	17,121	4,322
Excel	18,688	12,902
Intersegment sales elimination	(416)	(587)

Total	$49,038	$23,599

The Company reports operating expenses and its assets on a consolidated basis to the chief operating decision maker.

14. Related Party Transactions

Richard B. Black, the Chairman of the Company prior to the Company’s emergence from Chapter 11 bankruptcy protection, is also the President and Chief Executive Officer of ECRM, Inc., a company which manufactures laser systems equipment for the printing and publishing industry and which is a customer of the Company. Following the Company’s emergence from bankruptcy on July 23, 2010, ECRM, Inc. is no longer considered a related party. All sales to ECRM, Inc. were made pursuant to the Company’s standard contract terms and conditions. The transactions with ECRM, Inc. during the three months ended April 2, 2010 were on the same terms and conditions as similar transactions consummated in previous periods which had been reviewed by the Nominating and Governance Committee whereby ECRM, Inc. was deemed to have received no favored commercial treatment.

The Company recorded sales to and raw material purchases from Sumitomo Heavy Industries Ltd., a significant shareholder, and recorded raw material purchases from Integrated Dynamics Engineering Gmbh, a related party to JEC II Associates, LLC, a significant shareholder. Following the Company’s emergence from bankruptcy on July 23, 2010, Sumitomo Heavy Industries Ltd. is no longer considered a related party. The amounts and terms of these transactions were equivalent to similar third-party transactions.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the related party transactions in the consolidated statements of operations (in thousands):

	Three Months Ended
	April 2, 2010	April 3, 2009
Sales to ECRM, Inc.	$22	$118
Sales to Sumitomo Heavy Industries Ltd.	503	219
Purchases from Sumitomo Heavy Industries Ltd.	—	10
Purchases from Integrated Dynamics Engineering Gmbh	17	*

*	Not a related party during this period.

The following table summarizes the related party transactions on the balance sheet (in thousands):

	April 2, 2010	December 31, 2009
Accounts receivable from ECRM, Inc.	$40	$60
Accounts receivable from Sumitomo Heavy Industries Ltd.	447	414
Accounts payable to Sumitomo Heavy Industries Ltd.	—	—
Accounts payable to Integrated Dynamics Engineering Gmbh	—	—

15. Subsequent Events

NASDAQ Delisting

Prior to November 4, 2009, the Company’s common shares were traded on the NASDAQ Global Select Market under the symbol “GSIG”. On April 5, 2010, following an earlier decision by the Board of Directors of the NASDAQ Stock Market, LLC (“NASDAQ”) to delist the Company’s securities due to the Company’s failure to file periodic reports required by the SEC, NASDAQ filed an application on Form 25 with the SEC to formally delist the Company’s securities. The application became effective on April 15, 2010.

Following the Company’s filing of the Chapter 11 Petitions on November 20, 2009, its common shares were quoted on Pink OTC Markets, Inc. under the trading symbol “GSIGQ”. Following the Company’s emergence from bankruptcy on July 23, 2010, the Company’s common shares have been quoted on Pink OTC Markets Inc., under the trading symbol “LASR.PK”.

Auction Rate Securities

As discussed in Note 3 to Consolidated Financial Statements, the Company has holdings in auction rate securities. Subsequent to April 2, 2010, the Company sold its remaining $10.0 million par value securities valued at $8.0 million for $8.7 million in proceeds which resulted in the recognition of realized gains of $0.7 million.

U.K. Defined Benefit Pension Plan

Based on the results of a new funding valuation completed in 2010, the Company increased its annual contributions to the U.K. Plan from approximately $0.6 million to $0.8 million for a period of 10 years and 5 months beginning September 2010, including an additional one-time lump-sum payment of approximately $1.6 million, of which $0.8 million was paid in September 2010 and $0.8 million was paid in December 2010.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Pursuant to the Separation Agreement, Mr. Edelstein received (i) payment for all accrued and unpaid base salary and all earned and accrued unused vacation pay through the Separation Date; (ii) severance pay of $520,000; and (iii) a lump sum payment in the amount of $259,123. In addition, all of Dr. Edelstein’s outstanding but unvested shares of restricted stock of the Company (including all shares with time-based or performance based vesting) vested immediately and any Company repurchase rights with respect to such restricted stock lapsed as of May 27, 2010, the date the Bankruptcy Court approved the Separation Agreement.

Under the terms of the Separation Agreement, Dr. Edelstein agreed to a non-competition covenant beginning on the Plan Effective Date and ending on the second anniversary of the Separation Date, as well as a customary confidentiality covenant.

Engagement of Chief Restructuring Officer

On May 14, 2010, the Company entered into an engagement letter (the “Engagement Letter”) with FTI Consulting Inc. (“FTI”) to provide for the services of Michael Katzenstein as Chief Restructuring Officer (“CRO”) and certain other temporary employees and management services to support Mr. Katzenstein in his role. Following the Company’s emergence from bankruptcy on July 23, 2010, Mr. Katzenstein has served as the Company’s Principal Executive Officer and as a Director of the Company. Pursuant to the terms of the Engagement Letter, Mr. Katzenstein has continued as an employee of FTI and performed services as CRO and Principal Executive Officer through FTI, reporting to the Company’s Board of Directors. Mr. Katzenstein does not receive any compensation from the Company and does not participate in any of the Company’s employee benefit plans. The Company instead compensates FTI at an aggregate rate of approximately $0.2 million per month for Mr. Katzenstein’s services as CRO and an Associate CRO plus additional fees based on time incurred for certain other temporary employees who support Messrs. Katzenstein and the Associate CRO. The arrangement with FTI for CRO services includes a Completion Fee of $1.4 million, which was earned and payable pursuant to the terms of the arrangement, as follows: i) one third (1/3) of the Completion Fee upon the effective date of the Final Chapter 11 Plan, which was July 23, 2010; ii) one-third of the Completion Fee upon delivery of management prepared financial information for the 2009 audit to the Company’s auditors; and iii) one-third of the Completion Fee upon the publication of the Form 10-K for the fiscal year 2009. The 2009 Form 10-K was filed with the SEC on October 1, 2010.

Chapter 11 Bankruptcy Cases

On July 23, 2010, the Company successfully emerged from bankruptcy as a reorganized company pursuant to the Final Chapter 11 Plan after voluntarily filing for bankruptcy on November 20, 2009. The Final Chapter 11 Plan deleveraged the Company’s balance sheet by reducing debt and increasing stockholders’ equity. The financial restructuring was accomplished through a debt-for-equity exchange and by using the proceeds from a shareholder rights offering and cash on hand to reduce outstanding indebtedness.

Upon the Company’s emergence from Chapter 11 bankruptcy proceedings on July 23, 2010, the Company was not required to apply fresh-start accounting based on the provisions of ASC 852 due to the fact that the pre-petition holders of the Company’s outstanding common shares immediately before confirmation of the Final Chapter 11 Plan received more than 50% of the Company’s outstanding common shares upon emergence. Accordingly, a new reporting entity was not created for accounting purposes.

Below is a summary of the significant events affecting the Company’s capital structure as a result of the effectiveness of the Final Chapter 11 Plan.

Equity Transactions

On the Effective Date, the Company issued an aggregate of 100,002,179 post-emergence new common shares (“New Common Shares”) pursuant to the Final Chapter 11 Plan. Consistent with the Confirmation Order and applicable law, the Company relied on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), the issuance of such New Common Shares. The New Common Shares were issued as a result of the following transactions:

•

Rights offering: The Company conducted a rights offering in which the Company offered for sale to existing shareholders up to a maximum of $85 million of its common shares to be issued upon emergence from bankruptcy at a purchase price per share of $1.80 (the “Price Per Share”). As provided in the Final Chapter 11 Plan, the cash proceeds from the rights offering were used to pay down the Company’s $210.0 million of 11% unsecured senior notes due 2013 (the “2008 Senior Notes”). As such, 37,756,069 of the Company’s common shares were subscribed for a total subscription price of $67,960,924. Of the total common shares subscribed for in the rights offering, $64,889,486 were subscribed for by payment in cash and $3,071,438 were subscribed for

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

by exchange of the 2008 Senior Notes. As a result of the rights offering and the shares issued pursuant to the backstop commitment described below, the Company’s shareholders prior to the emergence from bankruptcy retained approximately 86.1% of the Company’s capital stock following emergence (subject to the distribution of shares placed in reserve pending resolution of certain litigation matters unrelated to the Chapter 11 Cases). The remaining 13.9% of the Company’s capital stock was issued to the holders of the 2008 Senior Notes in partial exchange of such notes and pursuant to the commitment of certain holders to backstop the Rights Offering.

•

Backstop commitment: Pursuant to the Final Chapter 11 Plan, and subject to the terms and conditions of a Backstop Commitment Agreement, certain note holders agreed to backstop the entire rights offering. Regardless of the number of shares purchased in the rights offering, the backstop investors agreed to purchase a minimum of $20 million of common shares by exchanging the principal amount of their 2008 Senior Notes for common shares at the Price Per Share. Because the difference between the total amount of the shares offered and the shares subscribed for in the rights offering was less than $20 million, 11,111,111 common shares for a total of the backstop commitment amount of $20 million were issued pursuant to the backstop commitment. In addition, the backstop investors who agreed to backstop the rights offering received a cash backstop fee of $4.2 million, which represented 5% of the $85 million maximum proceeds from the offering. The backstop fee is reflected in reorganization items in the consolidated statements of operations for the three and nine months ended October 1, 2010.

•

Supplemental equity exchange: Pursuant to and in accordance with the Final Chapter 11 Plan, the holders of the 2008 Senior Notes exchanged an aggregate principal amount of $5.0 million of 2008 Senior Notes for post-emergence new common shares at the Price Per Share (the “Supplemental Equity Exchange”). In connection with the Supplemental Equity Exchange, the Company issued 2,777,778 new common shares on the Effective Date on a pro rata basis to the holders of the 2008 Senior Notes.

•

Existing equity holders: The Company issued 45,375,994 New Common Shares on the Effective Date to holders of the common shares issued and outstanding immediately prior to the Effective Date and to holders of vested share rights.

In addition, on the Effective Date and pursuant to the terms of the Final Chapter 11 Plan, the Company placed 2,981,227 New Common Shares in a reserve (the “Reserve Shares”) to be held in escrow for the benefit of the holders of Section 510(b) Claims (as defined in the Final Chapter 11 Plan) pending the final disposition of that certain putative shareholder class action entitled Wiltold Trzeciakowski, Individually and on behalf of all others similarly situated v. GSI Group Inc., Sergio Edelstein, and Robert Bowen, Case No. 08-cv-12065 (GAO), filed on December 12, 2008, in the United States District Court (see Note 12 to Consolidated Financial Statements for additional information). Following final disposition of the class action, the Reserve Shares will be released to the holders of the Section 510(b) Claims or to the holders of the Company’s common shares and holders of common shares that had vested on the Effective Date but had not been issued immediately prior to the Effective Date.

Furthermore, on and as of the Effective Date, pursuant to the Final Chapter 11 Plan and the Confirmation Order, all of the issued and outstanding shares of capital stock of the Company, including all options, calls, rights, participation rights, puts, awards, commitments or any other agreement to acquire shares of capital stock of the Company that existed prior to the Effective Date, were cancelled and in exchange therefore, holders of such interests received distributions pursuant to the terms of the Final Chapter 11 Plan as summarized above.

Additionally, all unvested restricted stock awards and unexercised options to purchase shares of common stock related to the Company’s 2006 Equity Incentive Plan and pre-2006 equity plans that were outstanding on the date of the Company’s emergence from bankruptcy were assumed by the reorganized Company upon emergence, other than those held by the Company’s directors who did not continue as members of the reorganized Company’s Board of Directors following emergence. Such assumed restricted stock awards and options will be honored by the Company as if they had originally been granted for the issuance of the Company’s post-emergence common shares. The Company’s 2006 Equity Incentive Plan and pre-2006 equity plans were cancelled upon the Company’s emergence from bankruptcy.

Lastly, on and as of the Effective Date, the Company’s stock repurchase plan and shareholder rights plan were also cancelled upon the Company’s emergence from bankruptcy.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Debt Transactions

Upon the Company’s emergence from bankruptcy, the Company consummated a series of transactions that reduced its outstanding debt from $210.0 million under the 2008 Senior Notes to $107.0 million. The Company reduced its debt by making cash payments of $74.9 million and exchanging debt for common shares totaling $28.1 million. The remaining $107.0 million of 2008 Senior Notes were cancelled and replaced by the 12.25% Senior Secured PIK Election Notes due July 23, 2014 (the “New Notes”) issued under that certain indenture (the “New Indenture”), by and among GSI US, as issuer, the Mellon Trust Company, N.A., as trustee (the “Trustee”).

A summary of the transactions affecting the Company’s debt balances is as follows:

2008 Senior Notes balance prior to emergence from bankruptcy	$210,000
Repayment of debt with proceeds from Rights Offering	(64,889)
Exchange of debt for common shares pursuant to Rights Offering	(3,071)
Exchange of debt for common shares under the Backstop Agreement	(20,000)
Exchange of debt for common shares under the Supplemental Equity Exchange	(5,000)
Repayment in cash	(10,000)
Exchange of 2008 Senior Notes for New Notes	(107,040)

Gain (loss) on extinguishment	$—

The Company’s issuance of the New Notes in exchange for the 2008 Senior Notes is accounted for as an extinguishment of debt as the terms of the New Notes were deemed to be substantially different. As a result, the New Notes were recorded at fair value and were compared to the carrying value of the 2008 Senior Notes as of July 23, 2010 to determine the debt extinguishment gain or loss to be recognized. The Company determined that fair value of the New Notes equaled the carrying value of the 2008 Senior Notes and as a result, no gain or loss was recognized. In addition, the Company capitalized approximately $1.6 million of legal and other third-party fees and will recognize these costs over the four year holding period of the New Notes.

Interest accrues on the New Notes at a rate of 12.25% per year and is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2010. GSI US may elect to pay the interest in cash, or, under certain conditions, by increasing the principal amount of the New Notes or issuing additional notes on the same terms and conditions as the existing New Notes (“PIK”). Furthermore, until the Company becomes current in its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and until the Company’s common shares are listed on an Eligible Market (as defined in the New Indenture), the rate of interest under the New Notes will be increased by an additional 2% per annum, payable by PIK beginning after August 15, 2010. The interest rate on the New Notes may be increased under certain defaults, as defined in the New Indenture. Interest PIK notes issued and PIK payments in lieu of cash payments accrue at a rate of 13%.

The New Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Guarantors. The obligations of GSI US under the New Indenture and the New Notes, and each of the Guarantor’s obligations under the New Indenture, will be secured by a first priority perfected security interest on all of the U.S. property and assets of GSI US and of all Guarantors, including pledges of up to 66 2/3% of the stock of the foreign subsidiaries held by GSI US and the respective Guarantors.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

“Default Rate”). The New Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, cessation of effectiveness of certain related security documents and nonpayment of principal, interest or fees when due.

On the Effective Date and in connection with the New Notes, GSI US entered into a Security Agreement (the “Security Agreement”) with the Guarantors and the Trustee, as collateral agent thereunder, pursuant to which GSI US and the Guarantors, as grantors under the Security Agreement, provided for the grant of a first priority perfected security interest in all (except as otherwise provided therein) of the U.S. property and assets of GSI US and each Guarantor to secure GSI US’s obligations under the New Indenture and the New Notes and each Guarantor’s obligations under the New Indenture.

Appointment of Chief Executive Officer

On November 16, 2010, the Company entered into an employment agreement with John Roush to serve as the Company’s Chief Executive Officer beginning no later than February 1, 2011. Under the terms of Mr. Roush’s employment agreement, Mr. Roush will be paid an annual base salary of $500,000 and receive a sign-on bonus of up to $176,375. Mr. Roush will also receive a sign-on equity award of 1,000,000 restricted stock units (the “Sign-on RSUs”) pursuant to the Company’s 2010 Incentive Award Plan (the “2010 Incentive Plan”). The Sign-on RSUs vest in substantially equal installments on each of the first three anniversaries of Mr. Roush’s employment date and become fully vested immediately prior to a Change in Control, as defined in Mr. Roush’s employment agreement. During the period beginning on his initial date of employment and ending immediately prior to the grant of the Sign-On RSUs, Mr. Roush may, under certain circumstances, be entitled to receive a one-time lump sum cash payment equal to the fair market value of 1,000,000 shares of the Company’s common shares in lieu of the Sign-On RSUs. In addition, Mr. Roush is eligible to receive an annual performance-based cash bonus equal to 85% of Mr. Roush’s annual base salary. The annual bonus is payable based upon the attainment of individual and Company performance goals established by the Board of Directors. If the Company and/or Mr. Roush does not attain performance target levels with respect to fiscal year 2011, the Company has agreed to pay Mr. Roush a minimum bonus in an amount equal to 80% of his target bonus. Mr. Roush will also be granted an annual equity compensation award in March 2011 in the form of 400,000 restricted stock units (the “2011 RSUs”) pursuant to the 2010 Incentive Award Plan. The 2011 RSUs vest in substantially equal installments on each of the first three anniversaries of the date of grant and become fully vested immediately prior to a Change in Control. Commencing after fiscal 2011, during the term of his employment under his employment agreement, Mr. Roush will be granted an annual equity compensation award with a value equal to 200% of his annual base salary. Mr. Roush is also entitled to certain payments and benefits upon termination by the Company without Cause, as defined in Mr. Roush’s employment agreement, by Mr. Roush for Good Reason, as defined in the Mr. Roush’s employment agreement, or due to death or Disability, as defined in Mr. Roush’s employment agreement.

Approval of Incentive Plan

On November 23, 2010, the Company’s shareholders approved the Company’s 2010 Incentive Plan. The 2010 Incentive Plan had previously been approved and adopted by the Company’s Board of Directors on October 13, 2010, subject to the approval of the Company’s shareholders. Pursuant to the Final Chapter 11 Plan, the Company’s previous equity incentive plans were cancelled upon the Company’s emergence from bankruptcy on July 23, 2010. The Final Chapter 11 Plan required the Company to establish and implement a new management incentive plan under which shares in an amount not to exceed 8% of the fully-diluted common stock will be reserved for issuance thereunder. There are 8,695,841 shares available for future grants under the 2010 Incentive Plan, subject to adjustment as set forth in the 2010 Incentive Plan. The 2010 Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock, deferred stock units, dividend equivalents, performance awards and stock payments (collectively referred to as “Awards”) to employees, consultants and directors. The 2010 Incentive Plan provides for specific limits on the number of shares that may be subject to different types of Awards and the amount of cash that can be paid with respect to different types of Awards. The 2010 Incentive Plan will expire and no further Awards may be granted after November 23, 2020, the tenth anniversary of its approval by shareholders.

Approval of Reverse Stock Split

      On November 23, 2010, the Company’s shareholders approved an amendment to its Articles to effect a reverse stock split of its common shares by a ratio of 1-for-2, 1-for-3, 1-for-4 or 1-for-5, with the exact ratio to be determined by the Board of Directors in its discretion, and to authorize the Board of Directors to implement the reverse stock split at any time prior to February 23, 2011. After the reverse stock split, the shareholders will not receive fractional post-reverse stock split shares in connection with the reverse stock split. Shareholders of record who otherwise would hold fractional shares will be entitled to round up such fractional share to a full share. As soon as practicable after the completion of the reverse stock split, the Company intends to file an application to list its common shares on the NASDAQ Global Market. There can be no assurance of when or if the Company’s common shares will be listed on the NASDAQ Global Market or another stock exchange. On December 6, 2010, the Company’s Board of Directors approved a 1-for-3 reverse stock split, which the Company expects to become effective prior to the end of 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, anticipated financial performance; the impact of our delisting from NASDAQ and the ability to relist our shares on a national securities exchange; our ability to continue as a going concern; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases; anticipated sales performance; industry trends; market conditions; changes in accounting principles and changes in actual or assumed tax liabilities; expectations regarding tax exposure; anticipated reinvestment of future earnings; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and dispositions and anticipated benefits from prior acquisitions; anticipated outcomes of the SEC investigation and legal proceedings and litigation matters; and anticipated use of currency hedges. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and elsewhere in such Annual Report on Form 10-K. In this Quarterly Report on Form 10-Q, the words “anticipates”, “believes”, “expects”, “intends”, “future”, “could”, “estimates”, “plans”, “would”, “should”, “potential”, “continues”, and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Business Overview

GSI Group, Inc. (“GSIG”) and its subsidiaries (collectively referred to as “the Company”, “we”, “us”, “our”) design, develop, manufacture and sell photonics-based solutions (consisting of lasers, laser systems and electro-optical components), precision motion devices, and associated precision motion control technology and systems. Our customers incorporate our technology into their products or manufacturing processes, for a wide range of applications in the industrial, scientific, electronics, semiconductor, medical and aerospace markets. Our products enable customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications, including device complexity and miniaturization.

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

Strategy

We strive to expand our presence in the markets we serve both through organic growth and strategic acquisitions. This strategy led to our acquisition of Excel Technology, Inc. (“Excel”) in the third quarter of 2008. The acquisition of Excel represented a major step in our effort to penetrate attractive markets that depend on photonics-based solutions. The acquisition also allowed our Precision Technology segment to expand our presence in several markets that it serves. During 2008 and 2009, we undertook steps to integrate parts of Excel’s business with those of GSI. As a result of the bankruptcy filing by GSI Group, Inc. and two of our wholly-owned U.S. subsidiaries in November 2009, further integration of the two businesses was delayed. We expect to have additional opportunities to integrate the two businesses in the future but our primary focus in the near term will be on the continued development and introduction of new products, increasing our presence in markets we currently serve and identifying new market opportunities for new and existing products. In addition, we may explore potential divestments of non-strategic businesses.

Pursuant to the terms of the fourth modified joint Chapter 11 plan of reorganization, as supplemented, (the “Final Chapter 11 Plan”) it was agreed that our reorganized Board of Directors would be comprised of seven directors, to include two directors selected by the noteholders, two directors with industry expertise selected by the Equity Committee (as defined in the Final Chapter 11 Plan), one director selected by mutual agreement between the noteholders and the Equity Committee, one director to be selected from our Board of Directors prior to emergence, and the chief executive officer (“CEO”) of our reorganized Company. As of April 2, 2010, we did not have a permanent CEO or a permanent chief financial officer (“CFO”). On April 1, 2010, we appointed a principal financial officer who has been serving and will continue to serve as our principal financial officer until such time that a permanent CFO is identified and hired. Our former chief restructuring officer has been serving and continues to serve as our principal executive officer until such time that a permanent CEO is identified and hired. On November 16, 2010, we entered into an employment agreement with John Roush to serve as our CEO beginning no later than February 1, 2011.

Significant Events

The following significant transactions and events occurred in 2009 and 2010 through the filing of this Quarterly Report on Form 10-Q:

1.	Chapter 11 Bankruptcy—On November 20, 2009 (the “Petition Date”), GSI Group, Inc. and two of its wholly-owned subsidiaries, GSI Group Corporation and MES International, Inc. (the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) (the “Chapter 11 Cases”). Following the Petition Date, the Debtors continued to operate their businesses as debtors-in-possession. On May 27, 2010, the United States Bankruptcy Court entered an order confirming and approving the Final Chapter 11 Plan for the Debtors and on July 23, 2010, the Debtors emerged from bankruptcy. Refer to Notes 1, 6, 12 and 15 to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the Chapter 11 Cases.

2.	Rights Offering—Our $210.0 million of debt (the “2008 Senior Notes”) was restructured in the Chapter 11 bankruptcy proceedings. On July 23, 2010, we emerged from bankruptcy and consummated the rights offering (the “Rights Offering”) contemplated under the Final Chapter 11 Plan. We raised approximately $64.9 million in cash proceeds in the Rights Offering which were used to pay down a portion of the obligations due with respect to the 2008 Senior Notes. The remaining obligations due with respect to the 2008 Senior Notes for unpaid principal and accrued interest were satisfied through the issuance of new common shares, cash payments and the issuance of $107.0 million new 12.25% Senior Secured PIK Election Notes (the “New Notes”) which mature in July 2014.

3.	Reorganization Items—Reorganization items represent amounts that are recorded in our consolidated financial statements as a result of the bankruptcy proceedings. During the three months ended April 2, 2010, we recorded a $9.6 million charge for professional fees related to our reorganization.

4.	Restructuring, Restatement Related Costs and Other Charges—During the three months ended April 2, 2010 and April 1, 2009, we recorded restructuring, restatement related costs and other charges of $0.7 million and $8.3 million, respectively. The restructuring, restatement related costs and other charges primarily relate to fees paid to professionals in connection with the revenue review and restatement of our historical financial statements, the United States Securities and Exchange Commission (“SEC”) investigation, the shareholder class action and the internal Foreign Corrupt Practices Act (“FCPA”) review. These activities are discussed further below in the discussion of our results of operations for the three months ended April 2, 2010 and April 3, 2009. Additional information may be found in Note 11 to Consolidated Financial Statements.

5.	Deferred Revenue—During the three months ended April 2, 2010 and April 1, 2009, we recognized revenue of $41.2 million and $11.1 million, respectively, related to orders placed by customers prior to 2009 that had been previously deferred due to undelivered elements or unresolved commitments.

Overview of Financial Results

As a result of the significant events described above, our financial results in 2009 and 2010 differ significantly from those in recent years. During the three months ended April 2, 2010, we reported net income of $6.0 million, compared to a net loss of $16.7 million during the three months ended April 3, 2009. Our operating results during the three months ended April 2, 2010 included bankruptcy reorganization items totaling $9.6 million, with no comparable amounts in 2009. Also included in our operating results for the three months ended April 2, 2010 are other non-recurring items, including a charge of $0.7 million in connection with restructuring, restatement related costs, and other expenses, compared to $8.3 million during the three months ended April 3, 2009, and pre-petition professional fees of $0.7 million during the three months ended April 3, 2009, with no comparable amount for the three months ended April 2, 2010. In addition, our results for the three months ended April 2, 2010 also included a $5.8 million interest expense charge related to our $210.0 million debt financing, compared to a $7.2 million charge during the three months ended April 3, 2009.

Results of Operations for the Three Months Ended April 2, 2010 Compared with the Three Months Ended April 3, 2009

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	April 2, 2010	April 3, 2009
	(Unaudited)	(Unaudited)
Sales	100.0%	100.0%
Cost of goods sold	57.2	63.1

Gross profit	42.8	36.9

Operating expenses:
Research and development and engineering	6.4	12.7
Selling, general and administrative	15.3	23.3
Amortization of purchased intangible assets	1.0	2.5
Restructuring, restatement related costs and other	0.6	13.0
Pre-petition professional fees	0.0	1.0

Total operating expenses	23.3	52.5

Income (loss) from operations	19.5	(15.6)
Interest income	0.0	0.2
Interest expense	(5.1)	(11.3)
Foreign exchange transaction gains	0.3	0.1
Other income (expense), net	0.6	(1.1)

Income (loss) from continuing operations before reorganization items and income taxes	15.3	(27.7)
Reorganization items	(8.4)	0.0

Income (loss) from continuing operations before income taxes	6.9	(27.7)
Income tax provision (benefit)	1.7	(1.5)

Consolidated net income (loss)	5.2	(26.2)
Less: Net loss attributable to noncontrolling interest	0.0	0.0

Net income (loss) attributable to GSI Group Inc.	5.2%	(26.2)%

Sales

The following table sets forth sales by business segment for the periods noted (dollars in thousands):

	Three Months Ended
	April 2, 2010	April 3, 2009	Increase (Decrease)	Percentage Change
Precision Technology	$27,965	$19,279	$8,686	45.1%
Semiconductor Systems	46,671	13,834	32,837	237.4%
Excel	42,271	31,911	10,360	32.5%
Intersegment sales elimination(1)	(2,292)	(1,116)	(1,176)	105.4%

Total	$114,615	$63,908	$50,707	79.3%

(1)	Sales of the Precision Technology segment’s products to the Excel and Semiconductor Systems segments and sales of the Excel segment’s products to the Precision Technology and Semiconductor Systems segments.

Sales of the various product lines that comprise our Precision Technology segment increased by $8.7 million, or 45.1%, from $19.3 million during the three months ended April 3, 2009 to $28.0 million for the three months ended April 2, 2010. Sales increased across all product lines that comprise the Precision Technology segment except for thermal printers. Sales increased primarily due to higher demand from OEM customers as demand for their products recovered from historically low levels in the prior year due to the improving economy. In particular, the increase in sales of our Precision Technology segment during the first quarter of fiscal 2010 was primarily attributable to higher sales of encoders and high-speed air bearing spindles used to drill very small and precise holes in printed circuit boards. During the first quarter of 2009, sales of the product lines that comprise our Precision Technology segment suffered from the effects of the turmoil in world financial markets, tight credit conditions and a plummet in business and consumer confidence.

Semiconductor Systems segment sales transactions are generally multiple element arrangements that are accounted for in accordance with the provisions of ASC 605-25, “Multiple Element Arrangements”. Due to the multiple element nature of Semiconductor Systems segment sales transactions, sales in any given period may not correspond to shipments. Semiconductor Systems segment revenues increased by $32.8 million, or 237.4%, from $13.8 million during the three months ended April 3, 2009, to $46.7 million during the three months ended April 2, 2010. Sales for the first quarter of fiscal 2010 and 2009 include approximately $41.2 million and $11.1 million of sales that had been deferred from orders placed by customers prior to 2009, but had not been recognized in the period in which the order was shipped due to previously undelivered elements or unresolved commitments. The revenue related to these orders was recognized once the final deliverables or commitments were resolved.

The Excel segment was established following the acquisition of Excel in August 2008. Originally, the Excel segment was comprised solely of the operations of the then-newly acquired entity. In 2009, we changed the structure of our internal organization in a manner that caused the composition of our reportable segments to change. More specifically, certain portions of a specific product line within the Precision Technology segment were transferred to the Excel segment. Our reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented. Sales of the various product lines that comprise our Excel segment increased by $10.4 million, or 32.5%, from $31.9 million during the three months ended April 3, 2009 to $42.3 million for the three months ended April 2, 2010. The increase in sales was primarily attributable to improved demand for lasers, scanners and optics during the three months ended April 2, 2010, as compared to the three months ended April 3, 2009, which represented one of our weakest quarters during the global economic downturn that began in late 2008.

Gross Profit

The following table sets forth the gross profit and gross profit percentage for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	April 2, 2010	April 3, 2009
Gross profit:
Precision Technology	$13,645	$6,962
Semiconductor Systems	17,121	4,322
Excel	18,688	12,902
Intersegment sales elimination	(416)	(587)

Total	$49,038	$23,599

Gross profit percentages:
Precision Technology	48.8%	36.1%
Semiconductor Systems	36.7%	31.2%
Excel	44.2%	40.4%
Intersegment sales elimination	18.2%	52.6%

Total	42.5%	36.9%

Gross profit as a percentage of sales can be influenced by a number of factors, including product mix, pricing, volume, costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, at any particular time.

During the three months ended April 2, 2010, gross profit of the Precision Technology segment increased by $6.6 million or 96.0%, from $7.0 million during the three months ended April 3, 2009 to $13.6 million during the three months ended April 2, 2010. The Precision Technology segment’s gross profit margin was 48.8% during the three months ended April 2, 2010, compared with a gross profit margin of 36.1% during the three months ended April 3, 2009. The increase in gross profit was primarily attributable to the 45.1% increase in sales. The gross margin of our Precision Technology segment improved primarily due to higher capacity utilization resulting from the increased demand for our products.

During the three months ended April 2, 2010, gross profit of the Semiconductor Systems segment increased by $12.8 million, or 296.1%, from $4.3 million during the three months ended April 3, 2009 to $17.1 million during the three months ended April 2, 2010. The Semiconductor System segment’s gross profit margin was 36.7% during the three months ended April 2, 2010, compared with a gross profit margin of 31.2% during the three months ended April 3, 2009. The increase in the Semiconductor Systems segment gross profit and gross profit margin was primarily attributable to the $41.2 million of revenue recognized from orders placed prior to 2009 and was partially offset by increased warranty costs and excess and obsolete inventory provisions. In addition, gross margin for the three months ended April 3, 2009 was adversely affected by severance related to headcount reductions initiated in 2008.

During the three months ended April 2, 2010, gross profit of the Excel segment increased by $5.8 million, or 44.8%, from $12.9 million during the three months ended April 3, 2009 to $18.7 million during the three months ended April 2, 2010. The Excel segment’s gross profit margin was 44.2% during the three months ended April 2, 2010, compared with a gross profit margin of 40.4% during the three months ended April 3, 2009. The increase in gross profit and gross profit margin was primarily attributable to the increase in volume of sales and changes in product mix, partially offset by an increase in excess and obsolete inventory provisions.

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of labor and other employee-related expenses. R&D expenses were $7.4 million, or 6.4% of sales, during the three months ended April 2, 2010 compared with $8.1 million, or 12.7% of sales, during the three months ended April 3, 2009. R&D expenses, in terms of total dollars, decreased slightly, while the decrease in terms of percentage of sales was primarily due to the significant growth in sales upon the recognition of previously deferred revenue. We believe that the development and market introduction of new products and the enhancement of existing products are essential to our success. Accordingly, during 2010, we continued to invest in the development of new products across all three of our segments.

Selling, General and Administrative Expenses

Selling, general and administrative (“SGA”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management, and includes personnel related costs, commissions, advertising, legal, tax, accounting and other professional fees. SGA expenses were $17.6 million during the three months ended April 2, 2010, representing 15.3% of sales compared to $14.8 million, or 23.3% of sales, during the three months ended April 3, 2009. SGA expenses, in terms of total dollars, increased primarily as a result of an increase in overall sales, selling costs and commissions, and an increase in legal, financial and accounting related consulting and professional fees. We expect to incur consulting and professional fees in connection with the 2010 quarterly and annual financial statements. SGA decreased as a percentage of sales due to the significant increase in sales.

Amortization of Purchased Intangible Assets

All amortization of purchased intangible assets is charged to our Precision Technology and Excel segments. Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold, was $1.1 million, or 1.0% of sales, during the three months ended April 2, 2010, compared with $1.6 million, or 2.5% of sales, during the three months ended April 3, 2009. The decrease in 2010, in terms of both dollars and as a percentage of sales, was primarily related to certain intangible assets acquired as part of the Excel acquisition becoming fully amortized in the second half of 2009.

Restructuring, Restatement Related Costs and Other

We recorded restructuring, restatement related costs and other charges of $0.7 million and $8.3 million during the three months ended April 2, 2010 and April 3, 2009, respectively.

Restructuring Charges

The following table summarizes the balance of the restructuring accrual on our consolidated balance sheets (in thousands):

Total
Balance at December 31, 2009	$2,450
Restructuring charges (benefits), net	(18)
Cash payments	(269)
Non-cash write-offs or other adjustments	(48)

Balance at April 2, 2010	$2,115

Restatement Related Costs and Other

During the three months ended April 2, 2010 and April 3, 2009, we incurred costs related to third parties, including auditors, attorneys, forensic accountants, and other advisors, for services performed in connection with the restatement of our previously issued financial statements as reported in our Form 10-K for the year-ended December 31, 2008 and our Form 10-Q for the quarter ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in our restructuring, restatement related costs and other charges for the respective periods in the accompanying consolidated statements of operations. These costs totaled $0.7 million during the three months ended April 2, 2010, primarily related to the SEC investigation and accounting and tax fees associated with the restatement of our previously issued financials, as compared to $7.8 million during the three months ended April 3, 2009, which primarily related to the SEC and FCPA investigations, and legal and accounting costs associated with our revenue review.

Pre-Petition Professional Fees

Pre-petition professional fees represent retention costs incurred during 2009 prior to the bankruptcy for financial and legal advisors to assist in the analysis of debt restructuring alternatives, as well as costs incurred by us of financial and legal advisors retained by the noteholders pursuant to certain binding agreements between the two parties. Pre-petition professional fees incurred during the three months ended April 3 2009 were $0.7 million, with no comparable amount for the three months ended April 2, 2010. Professional fees incurred during bankruptcy are generally classified as reorganization items as described further below.

Interest Income

Interest income decreased slightly during the three months ended April 2, 2010, as compared to three months ended April 3, 2009, primarily attributable to decreasing amounts of interest earned on our outstanding auction rate securities, which have been decreasing due to sales.

Interest Expense

Interest expense related to our $210.0 million debt was $5.8 million during the three months ended April 2, 2010, as compared to $7.2 million during the three months ended April 3, 2009. The $1.4 million decrease in interest expense was primarily attributable to the write-off of our debt discount and deferred financing costs in the fourth quarter of 2009. Prior to the write-off, these amounts had been amortized to interest expense over the contractual terms of the debt.

Other Income (Expense) and Foreign Exchange Transaction Gains (Losses), Net

Other income (expense) and foreign exchange currency transaction gains (losses), net, were $1.0 million during the three months ended April 2, 2010, compared to ($0.7) million during the three months ended April 3, 2009. During the three months ended April 2, 2010, we recognized $0.4 million of exchange gains, a $0.3 million gain on the sale of a portion of our auction rate securities, and $0.2 million in earnings on our equity investment. During the three months ended April 3, 2009, we incurred a $0.9 million penalty relating to our inability to maintain the effectiveness of the registration statement on Form S-3 that we filed in October 2008 relating to the resale of our common shares issued upon the exercise of the Warrants. This charge was offset by the recognition of a $0.1 million gain on the sale of a portion of our auction rate securities and $0.1 million in earnings on our equity investment.

Reorganization Items

Reorganization items represent expense or income amounts that are recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items, comprised of professional fees totaling $9.6 million, were incurred during the three months ended April 2, 2010 with no comparable amount for the three months ended April 3, 2009. See Note 2 to Consolidated Financial Statements.

Income Taxes

The effective tax rate on the income from continuing operations for the three months ended April 2, 2010 was a provision of 23.2% compared with a benefit of 5.2% on the loss from continuing operations for the three months ended April 3, 2009. The effective tax rate for the three months ended April 2, 2010 reflects our estimated annual effective tax rate and differs from the Canadian Statutory rate primarily due to the tax treatment of bankruptcy related costs, income earned in jurisdictions with varying tax rates, and the release of a portion of our valuation allowance.

Liquidity and Capital Resources

On November 20, 2009, GSIG, together with two of its subsidiaries, voluntarily filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Accordingly, this debt has been classified as a liability subject to compromise as of April 2, 2010 and December 31, 2009 in our accompanying consolidated balance sheets. Operating in bankruptcy imposed significant risks and uncertainties on our business.

However, we emerged from bankruptcy on July 23, 2010 and, in connection therewith, completed a rights offering pursuant to which we sold common shares for cash proceeds of approximately $64.9 million. The proceeds from the Rights Offering, together with $10.0 million of cash on hand, were used to pay down $74.9 million of the $210.0 million principal obligations due with respect to the 2008 Senior Notes. The principal obligations on the 2008 Senior Notes were further reduced and settled through the issuance of common shares in exchange for $28.1 million of 2008 Senior Notes. In addition, upon emergence from bankruptcy, we used cash to pay all outstanding accrued interest on the 2008 Senior Notes which totaled $21.7 million.

The remaining $107.0 million obligation due with respect to the 2008 Senior Notes were satisfied through the issuance of new 12.25% Senior Secured PIK Election Notes which mature in July 2014. Interest accrues on the New Notes at a rate of 12.25% per year and is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2010. GSI US may elect to pay the interest in cash, or, under certain conditions, by increasing the principal amount of the New Notes or issuing additional notes on the same terms and conditions as the existing New Notes (“PIK”). Furthermore, until we become current in our reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and until our common shares are listed on an Eligible Market (as defined in the New Indenture), the rate of interest under the New Notes will be increased by an additional 2% per annum, payable by PIK beginning after August 15, 2010. The interest rate on the New Notes may be increased upon certain defaults, as defined in the New Indenture. Interest PIK notes issued and PIK payments in lieu of cash payments accrue at a rate of 13%. If the New Notes remain outstanding until their scheduled maturity date in 2014, annual interest expense on the New Notes would be approximately $13.2 million per year from 2011 to 2013 and $8.0 million in 2014.

As of April 2, 2010, we held $10.0 million of par value auction rate securities, valued at $8.5 million on our consolidated balance sheet. These auction rate securities are student loans backed by the federal government and are privately insured. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. We sold $3.0 million in par value securities for proceeds of $2.7 million during the three months ended April 2, 2010. We sold the last of our remaining $10.0 million par value auction rate securities for proceeds of $8.7 million the following quarter.

As a result of our emergence from bankruptcy, the associated restructuring of our debt obligations, and our current level of business activity, we believe we will have sufficient liquidity to fund our operations through at least the end of 2011. However, our ability to make payments on or to refinance our indebtedness, including the New Notes, which incur an additional 2% in interest until our common shares are listed on a national securities exchange and we become current with our SEC reporting, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future and have access to capital markets. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Cash and cash equivalents totaled $80.0 million at April 2, 2010, compared to $63.3 million at December 31, 2009. The increase in cash and cash equivalents is primarily related to stronger sales and improvements in collections, proceeds totaling $2.7 million received from the sale of a portion of our auction rate securities, and a $1.5 million tax refund.

Also, while operating in bankruptcy, we deferred our interest payments on the 2008 Senior Notes until emergence from bankruptcy on July 23, 2010. Accrued interest totaled $14.4 million and $8.6 million in the aggregate on our accompanying consolidated balance sheets as of April 2, 2010 and December 31, 2009, respectively. We did not make any interest payments during the three months ended April 2, 2010, compared with payments of $11.3 million during the three months ended April 3, 2009. See Notes 1, 2, 6, and 15 to Consolidated Financial Statements for further information about the 2008 Senior Notes.

Cash Flows for Three Months Ended April 2, 2010 and April 3, 2009

Cash provided by operating activities during the three months ended April 2, 2010 was $15.0 million, compared to cash used in operating activities of $15.2 million during the three months ended April 3, 2009, an increase of $30.2 million. The increase in cash provided by operating activities was primarily attributable to the following factors:

•

For the three months ended April 2, 2010, we recorded net income of $6.0 million, compared with a net loss of $16.8 million during the three months ended April 3, 2009, an increase of $22.8 million before non-cash adjustments to reconcile net income (loss) to net cash from operating activities.

•	Non-cash adjustments to reconcile net income (loss) to cash provided by operating activities included the following material items:

•

Depreciation and amortization charges of $3.7 million during the three months ended April 2, 2010, compared with $4.7 million during the three months ended April 3, 2009, decreased due to certain fixed assets becoming fully depreciated and certain intangibles becoming fully amortized during 2009.

•	Our inventory obsolescence provisions were $1.9 million during the three months ended April 2, 2010, compared to ($0.1) million during the three months ended April 3, 2009.

•

During the three months ended April 2, 2010, we did not incur any non-cash interest accretion expense on our $210.0 million debt, compared to $1.2 million during the three months ended April 3, 2009. The accretion related to a debt discount and deferred financing fees that were written off in the fourth quarter of 2009 as part of our bankruptcy filing.

•

Cash provided by operations as a result of net changes in our operating assets and liabilities totaled $3.5 million during the three months ended April 2, 2010 as compared to $5.5 million used in operations during the three months ended April 3, 2009.

•

An increase in our accounts receivable balance during the three months ended April 2, 2010 resulted in a use of cash of $0.3 million, as compared to a decrease in our accounts receivable which provided $12.3 million during the three months ended April 3, 2009.

•

The net change to deferred revenue and related deferred cost of goods sold resulted in a $16.1 million use of cash during the three months ended April 2, 2010, compared to $5.3 million during the three months ended April 3, 2009, a net change of $10.8 million.

•

An increase in accounts payable and accrued expenses, which included the deferral of interest payments on our $210.0 million debt, provided cash of $17.7 million during the three months ended April 2, 2010 compared to a $16.2 million use of cash during the three months ended April 3, 2009. The usage in 2009 was attributable to an $11.3 million interest payment on the debt, payments for professional fees, and deferred compensation payments.

•	Tax refunds totaled $1.5 million during the three months ended April 2, 2010, as compared to $6.1 million during the three months ended April 3, 2009.

Cash provided by investing activities was $2.0 million during the three months ended April 2, 2010, compared to $0.3 million during the three months ended April 3, 2009.

•

We sold $3.0 million in par value auction rate securities for proceeds of $2.7 million during the three months ended April 2, 2010, as compared to sales of $0.3 million in par value auction rate securities for proceeds of $0.3 million during the three months ended April 3, 2009.

•	We used $0.7 million of cash during the three months ended April 2, 2010 for capital expenditures, compared to $0.4 million during the three months ended April 3, 2009.

•	During the three months ended April 3, 2009, we completed the sale for certain assets held for sale in the U.K. for proceeds of $0.4 million.

We did not have any cash related financing activities in the three months ended April 2, 2010 or April 3, 2009.

In addition to cash flows from operating and investing activities, exchange rate changes resulted in a decrease of $0.3 million in our cash balances during the three months ended April 2, 2010, compared with a decrease of $0.6 million during the three months ended April 3, 2009.

Other Liquidity Matters

Debt

On August 20, 2008 (the “Closing Date”), we issued to various investors $210.0 million of Senior Notes due 2013 pursuant to the terms of an indenture (the “2008 Senior Note Indenture”), along with detachable warrants (the “Warrants”) for the purchase of 5,882,520 of our common shares, for collective net proceeds of $203.5 million. The proceeds were used to fund a portion of our acquisition of Excel.

The 2008 Senior Notes pay interest semi-annually on February 15th and August 15th and mature in August 2013. The 2008 Senior Note Indenture contained covenants that restricted our ability to incur additional indebtedness, pay dividends, create liens, make investments, sell assets, repurchase securities, or engage in specified transactions with affiliates. As discussed in Note 1 to Consolidated Financial Statements, GSIG and two of its wholly-owned United States subsidiaries filed for bankruptcy on November 20, 2009. Accordingly, the 2008 Senior Notes are classified as a liability subject to compromise in accordance with ASC 852 in our accompanying consolidated balance sheets as of April 2, 2010 and December 31, 2009. As described in Note 15 to Consolidated Financial Statements, the 2008 Senior Notes were cancelled upon our emergence from bankruptcy in exchange for the issuance of our common shares, New Notes, and a payment in cash.

While operating in bankruptcy, we deferred our interest payments on the 2008 Senior Notes until emergence from bankruptcy on July 23, 2010. Accrued interest totaled $14.4 million and $8.6 million in the aggregate on our accompanying consolidated balance sheets as of April 2, 2010 and December 31, 2009, respectively. We did not make any interest payments during the three months ended April 2, 2010, compared with payments of $11.3 million during the three months ended April 3, 2009. See Notes 1, 2, 6, and 15 to Consolidated Financial Statements for further information about the 2008 Senior Notes.

Pension Plans

We maintain two plans that are considered to be defined benefit plans under the provisions of ASC 715, “Defined Benefit Plans”, a plan in the U.K. (the “U.K. Plan”), and a plan in Japan. Our U.K. Plan was closed to new members in 1997 and we curtailed our sponsorship in 2002, thereby limiting our obligation to benefits earned through that date. Benefits under this plan were based on the employees’ years of service and compensation. We continue to follow our policy to fund this pension plan based on widely accepted actuarial methods. Our Japanese plan is an active plan.

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

In the U.K., funding valuations are conducted every three years. Based on the last completed funding valuation on November 30, 2006, we and the Plan Trustees agreed to a schedule of contributions under which we are contributing approximately $0.6 million per year until 2018. Based on the results of a new funding valuation completed in 2010, we increased our annual contributions to the U.K. Plan from approximately $0.6 million to $0.8 million for a period of 10 years and 5 months beginning September 2010, including an additional one-time lump-sum payment of approximately $1.6 million, of which $0.8 million was paid in September 2010 and $0.8 million was paid in December 2010. The Japanese plan includes a guarantee of return of principal and yearly interest 0.75%; therefore, there are no significant fluctuations in this plan. See Notes 9 and 15 to Consolidated Financial Statements for further information about these plans.

As a result of the covenant that exists between our U.K. subsidiary and the Plan Trustees regarding the funding of the U.K. Plan, our ability to transfer assets outside our U.K. subsidiary, and its wholly owned subsidiary in China, may be limited.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Historically, our contractual obligations have primarily consisted of the 2008 Senior Notes, operating leases, purchase commitments and pension obligations. Through April 2, 2010, we had not entered into any new material or modified contractual obligations since the end of the fiscal year ended December 31, 2009, with the exception of the lease modification discussed below.

In February 2010, we amended the lease agreement covering our corporate headquarters in Bedford, Massachusetts. The lease amendment became effective upon confirmation of our Final Chapter 11 Plan on May 27, 2010. Under the terms of the amended lease, the lease will expire on May 27, 2013 unless terminated early. The landlord has the right to terminate the lease upon nine months written notice, but not earlier than June 1, 2011. In the aggregate, the modification reduces our obligations under the current lease by approximately $10.8 million, of which $0.9 million relates to 2013, $1.6 million relates to 2014 and $8.3 million relates to periods thereafter.

Upon emergence from bankruptcy on July 23, 2010, the $210.0 million of 11% Senior Notes due 2013 were cancelled and replaced in part with $107.0 million of 12.25% Senior Secured PIK Election Notes due 2014. If the New Notes remain outstanding until their scheduled maturity date in 2014, annual interest expense on the New Notes would be as follows (in thousands):

Year Ending December 31,	Annual Interest Expense*
2010	$5,858
2011	13,184
2012	13,184
2013	13,184
2014	7,970

Total	$53,380

*	Assumes Reporting Default interest terminates December 31, 2010.

Off-Balance Sheet Arrangements

Through April 2, 2010, we had not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on October 1, 2010.

Recent Accounting Pronouncements

See Note 3 to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuation and interest rate sensitivity. During the three months ended April 2, 2010, there have been no material changes to the information included under 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on October 1, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as of April 2, 2010, the end of the period covered by this report. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of April 2, 2010 to provide reasonable assurance that information required to be disclosed by us, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, because of the following material weaknesses in our internal control over financial reporting, which is more fully described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein, which have not been remediated as of April 2, 2010:

•	Inadequate and ineffective controls over the corporate financial statement close process

•	Inadequate and ineffective controls over the recognition of Semiconductor Systems revenue

Changes in Internal Control Over Financial Reporting

We are taking corrective actions to remediate the material weaknesses listed above, including remediation actions described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein. However, as of April 2, 2010, we have not completed the remediation of the above material weaknesses.

Other than as noted above, there has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended April 2, 2010 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company’s French subsidiary, GSI Lumonics SARL (“Lumonics”), is subject to a claim by a customer, SCGI, that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. During the third quarter of 2005, GSI France, parent of Lumonics, filed for bankruptcy protection, which was granted by the French court on July 7, 2005. On April 18, 2006, the court fixed SCGI’s claim against Lumonics at 598,079€, plus court costs and expert fees of 85,945€. SCGI accepted the court’s determination and demanded that the Liquidator bring an action in the United Kingdom against GSI Group Ltd., the parent corporation of GSI France. The Company does not believe it will be required to make any payments regarding this action. Accordingly, nothing has been accrued in the Company’s accompanying consolidated financial statements with respect to this claim.

On December 12, 2008, in connection with the delayed filing of its results for the quarter ended September 26, 2008, and the announcement of a review of revenue transactions, a putative shareholder class action alleging federal securities violations was filed in the United States District Court for the District of Massachusetts against the Company, a former officer and a then current officer and director. Specifically, the complaint alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks recovery of damages in an unspecified amount. A lead plaintiff, Mason Tenders District Council Trust Funds, was appointed on May 8, 2009. In May 2010, the parties reached an agreement in principle to settle the litigation. The settlement covers purchasers of the common stock of the Company between February 27, 2007 and June 30, 2009. On October 12, 2010, the United States District Court approved an order granting the parties’ Motion for Certification of a Settlement Class and for Preliminary Approval of Class Action Settlement. The United States District Court has set February 16, 2011 as the date for the final Settlement Fairness Hearing. Although the settlement agreement has not yet been approved by the United States District Court, the total settlement amount has been deposited into an escrow account. If the settlement is approved by the United States District Court, the Company’s contribution to the settlement amount will be limited to the balance of the Company’s self-insured retention.

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

Chapter 11 Cases

Certain creditor claims filed in connection with the Company’s Final Chapter 11 Plan remain subject to final resolution.

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

On May 13, 2010, the Securities and Exchange Commission (“SEC”) filed a proof of claim in an indeterminate amount for penalties, disgorgement, and prejudgment interest arising from possible violations of the federal securities laws. As noted below, the SEC has been conducting a formal investigation into certain pre-bankruptcy transactions and practices involving the Company and sent a “Wells Notice” to the Company on September 16, 2010. Based on their investigation, the SEC indicated in their proof of claim that they may file a civil action against the Company in an appropriate forum. The Company is unable to predict the outcome of this matter but, as noted below, the Company is cooperating fully with the SEC’s investigation.

In addition, under the terms of the Final Chapter 11 Plan, the Company is obligated to make additional payments to the holders of 2008 Senior Notes claims in its Chapter 11 Cases if the amount of certain claims under the Final Chapter 11 Plan exceeds $22.5 million. The additional payment, if any, would equal approximately $1.00 for each dollar by which the $22.5 million cap amount is exceeded. The Company cannot make a final determination of the amount, if any, the Company may owe as a result of this provision until certain claims filed in connection with its Chapter 11 Cases, including the IRS and SEC claims described above, are finally resolved. The amount of such claims, based on the known and estimated amount of such claims, is currently well below the $22.5 million cap amount. As the Company does not believe it is probable that its losses under these claims will exceed $22.5 million, nothing has been accrued in the Company’s accompanying consolidated financial statements with respect to this potential obligation.

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

The Company’s risk factors are described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on October 1, 2010. There have been no material changes in the risks affecting the Company since the filing of such Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	7/23/10

10.1	Amended and Restated Noteholder Restructuring Plan Support Agreement, by and among the Registrant, GSI Group Corporation, MES International, Inc. and Liberty Harbor Master Fund I, L.P., Tinicum Capital Partners II, L.P., Highbridge International LLC, Special Value Continuation Partners, L.P., Special Value Expansion Fund, LLC, Tennenbaum Opportunities Partners V, LP, Special Value Opportunities Fund, LLC, and Hale Capital Partners, LP., dated March 16, 2010.	8-K	000-25705	10.1	3/19/10

10.2	First Amendment to Lease, dated February 10, 2010 and effective as of May 27, 2010, by and between GSI Group Corporation and 125 Middlesex Turnpike, LLC.	10-K	000-25705	10.53	10/1/10

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GSI Group Inc. (Registrant)

Name	Title	Date

/S/ MICHAEL E. KATZENSTEIN	Director, Principal Executive Officer	December 13, 2010
Michael E. Katzenstein

/S/ GLENN E. DAVIS Glenn E. Davis	Principal Financial Officer and Principal Accounting Officer	December 13, 2010

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	7/23/10

10.1	Amended and Restated Noteholder Restructuring Plan Support Agreement, by and among the Registrant, GSI Group Corporation, MES International, Inc. and Liberty Harbor Master Fund I, L.P., Tinicum Capital Partners II, L.P., Highbridge International LLC, Special Value Continuation Partners, L.P., Special Value Expansion Fund, LLC, Tennenbaum Opportunities Partners V, LP, Special Value Opportunities Fund, LLC, and Hale Capital Partners, LP., dated March 16, 2010.	8-K	000-25705	10.1	3/19/10

10.2	First Amendment to Lease, dated February 10, 2010 and effective as of May 27, 2010, by and between GSI Group Corporation and 125 Middlesex Turnpike, LLC.	10-K	000-25705	10.53	10/1/10

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*