Form 10-Q
period 2010-07-02
GSI GROUP INC
filed 2010-12-13
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

(Unaudited)

	July 2, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$87,373	$63,328
Accounts receivable, net of allowance of $650 and $1,776, respectively	55,247	47,037
Income taxes receivable	22,334	24,192
Inventories	64,077	65,596
Deferred tax assets	6,364	6,370
Deferred cost of goods sold	6,317	30,070
Prepaid expenses and other current assets	4,962	5,479

Total current assets	246,674	242,072
Property, plant and equipment, net of accumulated depreciation and amortization of $50,199 and $49,227, respectively	47,519	49,502
Deferred tax assets	23,032	22,876
Investments in auction rate securities	—	11,272
Other assets	3,766	4,983
Intangible assets, net	57,195	61,509
Goodwill	44,578	44,578

Total Assets	$422,764	$436,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$26,726	$13,430
Income taxes payable	1,177	518
Accrued compensation and benefits	7,752	5,084
Deferred revenue	16,124	55,755
Deferred tax liabilities	826	831
Other accrued expenses	27,101	14,234

Total current liabilities	79,706	89,852
Deferred revenue	244	—
Deferred tax liabilities	25,868	25,848
Accrued restructuring, net of current portion	788	1,256
Income taxes payable	6,210	6,088
Accrued pension liability	4,422	4,838
Other liabilities	2,806	4,039

Total long term liabilities	40,338	42,069
Liabilities subject to compromise	219,252	220,560

Total liabilities	339,296	352,481
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 47,901,978 and 47,843,229 respectively	330,896	330,896
Additional paid-in capital	13,470	12,610
Accumulated deficit	(255,112)	(256,046)
Accumulated other comprehensive loss	(6,119)	(3,430)

Total GSI Group Inc. stockholders’ equity	83,135	84,030
Noncontrolling interest	333	281

Total stockholders’ equity	83,468	84,311

Total Liabilities and Stockholders’ Equity	$422,764	$436,792

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Sales	$85,737	$62,904	$200,352	$126,812
Cost of goods sold	47,681	38,451	113,258	78,760

Gross profit	38,056	24,453	87,094	48,052

Operating expenses:
Research and development and engineering	7,399	6,870	14,764	15,001
Selling, general and administrative	17,573	14,601	35,145	29,439
Amortization of purchased intangible assets	1,126	1,600	2,254	3,220
Restructuring, restatement related costs and other	1,011	3,090	1,679	11,390
Pre-petition professional fees	—	1,280	—	1,950

Total operating expenses	27,109	27,441	53,842	61,000

Income (loss) from operations	10,947	(2,988)	33,252	(12,948)
Interest income	25	89	50	229
Interest expense	(5,747)	(7,055)	(11,555)	(14,231)
Foreign exchange transaction gains (losses)	(106)	(1,382)	263	(1,341)
Other income	1,081	889	1,686	162

Income (loss) from continuing operations before reorganization items and income taxes	6,200	(10,447)	23,696	(28,129)
Reorganization items	(10,617)	—	(20,247)	—

Income (loss) from continuing operations before income taxes	(4,417)	(10,447)	3,449	(28,129)
Income tax provision (benefit)	638	(734)	2.463	(1,656)

Income (loss) from continuing operations	(5,055)	(9,713)	986	(26,473)
Loss from discontinued operations, net of tax	—	(132)	—	(132)

Consolidated net income (loss)	(5,055)	(9,845)	986	(26,605)
Less: Net (income) loss attributable to noncontrolling interest	(11)	(14)	(52)	5

Net income (loss) attributable to GSI Group Inc.	$(5,066)	$(9,859)	$934	$(26,600)

Income (loss) from continuing operations attributable to GSI Group Inc. per common share:
Basic	$(0.11)	$(0.20)	$0.02	$(0.56)
Diluted	$(0.11)	$(0.20)	$0.02	$(0.56)
Loss from discontinued operations attributable to GSI Group, Inc. per common share:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net income (loss) attributable to GSI Group Inc. per common share:
Basic	$(0.11)	$(0.21)	$0.02	$(0.56)
Diluted	$(0.11)	$(0.21)	$0.02	$(0.56)

Weighted average common shares outstanding—basic	47,902	47,733	47,879	47,662
Weighted average common shares outstanding—diluted	47,902	47,733	47,943	47,662

Amounts attributable to GSI Group Inc.:
Income (loss) from continuing operations	$(5,066)	$(9,727)	$934	$(26,468)
Loss from discontinued operations	—	(132)	—	(132)

Net income (loss)	$(5,066)	$(9,859)	$934	$(26,600)

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	July 2, 2010	July 3, 2009
Cash flows from operating activities:
Consolidated net income (loss)	$986	$(26,605)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss from operations of discontinued operations	—	132
Depreciation and amortization	7,505	9,265
Provision for uncollectible receivables	(591)	240
Provision for inventory obsolescence	3,414	847
Step-up value of acquired inventory sold	—	139
Share based compensation	1,090	1,326
Deferred income taxes	149	(177)
Earnings from equity investment	(622)	(235)
Loss (gain) on sale of property and assets	40	(207)
Gain on sale of auction rate securities	(988)	(1,749)
Non-cash interest expense	—	2,569
Non-cash restructuring charges	40	25
Changes in operating assets and liabilities:
Accounts receivable	(5,044)	8,721
Inventories	(2,074)	1,752
Deferred cost of goods sold	23,753	11,105
Prepaid expenses and other current assets	471	2,100
Deferred revenue	(39,387)	(23,436)
Deferred rent	(250)	(160)
Accounts payable, accrued expenses and income taxes receivable and payable	26,136	(5,189)
Changes in other non-current assets and liabilities	(83)	(1,555)
Cash provided by (used in) operating activities of discontinued operations	—	(132)

Cash used in operating activities	14,545	(21,224)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,196)	(536)
Proceeds from the sale of auction rate securities	11,408	13,264
Proceeds from the sale of property, plant and equipment	—	492

Cash provided by investing activities	10,212	13,220
Cash flows from financing activities:
Payments for debt issuance costs	(513)	—

Cash used in financing activities	(513)	—
Effect of exchange rates on cash and cash equivalents	(199)	38

Increase (decrease) in cash and cash equivalents	24,045	(7,966)
Cash and cash equivalents, beginning of period	63,328	69,001

Cash and cash equivalents, end of period	$87,373	$61,035

Supplemental disclosure of cash flow information:
Cash paid for reorganization items	$13,486	$—
Cash paid for interest	$—	$11,250
Cash paid for income taxes	$857	$454
Income tax refunds received	$1,753	$7,442
Supplemental disclosure of non cash investing activity:
Auction rate securities	$—	$764
Supplemental disclosure of non cash financing activity:
Debt issuance costs	$460	$—

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

Going Concern

On November 20, 2009, GSIG, together with two of its wholly-owned United States subsidiaries, voluntarily filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Under the Bankruptcy Code, the Company’s status as a bankruptcy debtor automatically accelerated the payment of the debt arising under the $210.0 million of 11% unsecured senior notes due 2013 (the “2008 Senior Notes”). Accordingly, this debt has been classified as part of liabilities subject to compromise as of July 2, 2010 and December 31, 2009 in the Company’s accompanying consolidated balance sheets. Operating in bankruptcy imposed significant risks and uncertainties on the Company’s business.

However, the Company emerged from bankruptcy on July 23, 2010 and, in connection therewith, completed a rights offering (the “Rights Offering”) pursuant to which it sold common shares for approximately $64.9 million in cash proceeds (the “Cash Proceeds”). The proceeds from the Rights Offering were used to pay down a portion of the obligations due with respect to the 2008 Senior Notes. The remaining obligations due with respect to the 2008 Senior Notes for unpaid principal and accrued interest were satisfied through the issuance of the Company’s common shares, the payment of cash and the issuance of the new 12.25% Senior Secured PIK Election Notes (the “New Notes”) which mature in July 2014. As a result of the Company’s emergence from bankruptcy and the associated restructuring of its debt obligations, the Company believes it has sufficient liquidity to fund its operations through at least July 2011.

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

ASC 852 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the businesses are reported separately in the financial statements. All such costs are reported in reorganization items in the accompanying consolidated statements of operations for the three and six months ended July 2, 2010.

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

Basis of Presentation

The financial statements contained within this note represent the condensed combined financial statements for the Debtors only. The Company’s non-Debtor subsidiaries are treated as non-consolidated subsidiaries in these financial statements and as such their net income (loss) is included as “Equity income (loss) from non-Debtor subsidiaries, net of tax” in the statement of operations and their net assets are included as “Investments in non-Debtor subsidiaries” in the balance sheets.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

GSI Group Inc.

CONDENSED COMBINED DEBTORS-IN-POSSESSION BALANCE SHEETS

(In thousands of U.S. dollars)

(Unaudited)

	July 2, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$23,147	$10,809
Accounts receivable, net	13,272	8,788
Income taxes receivable	24,612	26,071
Inventories	15,848	19,105
Deferred cost of goods sold	3,293	27,485
Other current assets	1,484	2,424

Total current assets	81,656	94,682
Property, plant and equipment, net of accumulated depreciation and amortization	12,454	13,727
Investments in non-Debtor subsidiaries	289,609	291,300
Other assets	17,927	17,599

Total assets	$401,646	$417,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Liabilities to non-Debtor subsidiaries, net	$3,526	$6,611
Accounts payable	15,327	3,643
Accrued compensation and benefits	1,924	1,191
Deferred revenue	8,689	50,104
Other accrued expenses	19,647	6,892

Total current liabilities	49,113	68,441
Liabilities to non-Debtor subsidiaries, net	40,968	34,671
Other liabilities	8,845	9,325
Liabilities subject to compromise	219,252	220,560

Total liabilities	318,178	332,997
Stockholders’ equity:	83,468	84,311

Total liabilities and stockholders’ equity	$401,646	$417,308

GSI Group Inc.

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF OPERATIONS

(In thousands of U.S. dollars)

(Unaudited)

	For the period from April 3, 2010 through July 2, 2010	For the period from January 1, 2010 through July 2, 2010
Sales	$25,897	$85,613
Cost of goods sold	13,964	48,670

Gross profit	11,933	36,943
Operating expenses:
Research and development and engineering	2,834	5,544
Selling, general and administrative	7,990	14,732
Amortization of purchased intangible assets	132	264
Restructuring, restatement related costs and other	993	1,680

Total operating expenses	11,949	22,220
Income (loss) from operations	(16)	14,723
Interest expense, net	(5,739)	(11,542)
Other income, net	18,794	18,400
Equity income (loss) from non-Debtor subsidiaries, net of tax	(7,503)	(399)

Income from continuing operations before reorganization items and income taxes	5,536	21,182
Reorganization items	(10,616)	(20,246)

Income (loss) from continuing operations before income taxes	(5,080)	936
Income tax benefit	(25)	(50)

Net income (loss)	$(5,055)	$986

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

GSI Group Inc.

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

For the period from January 1, 2010 through July 2, 2010
Cash flows from operating activities:
Net income	$986
Adjustments to reconcile net income to net cash from operating activities	4,172
Changes in assets and liabilities	7,748

Cash provided by operating activities	12,906
Cash flows from investing activities:
Cash provided by (used in) investing activities	(55)
Cash flows from financing activities:
Payments for debt issuance costs	(513)

Cash used in financing activities	(513)

Increase in cash and cash equivalents	12,338
Cash and cash equivalents, beginning of period	10,809

Cash and cash equivalents, end of period	$23,147

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

Liabilities subject to compromise consisted of the following (in thousands):

	July 2, 2010	December 31, 2009
2008 Senior Notes	$210,000	$210,000
Accrued interest on 2008 Senior Notes	6,001	6,001
Other	3,251	4,559

Total	$219,252	$220,560

A description of the transactions that were consummated on the Final Chapter 11 Plan Effective Date, including, but not limited to, the cancellation of the 2008 Senior Notes, payment of interest accrued on the 2008 Senior Notes, issuance of new senior secured notes, cancellation of shares of common stock issued and outstanding, issuance of new shares of common stock and payments made for all undisputed general unsecured pre-petition claims is included in Note 15 to Consolidated Financial Statements. As of July 2, 2010, the Company was completing the process of evaluating disputed claims.

All pre-petition claims are considered liabilities subject to compromise as of July 2, 2010 and December 31, 2009. The amounts classified as liabilities subject to compromise may be subject to future adjustments depending on actions of the applicable courts, further developments with respect to disputed claims, or other events.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Professional fees	$—	$1,280	$—	$1,950

Total	$—	$1,280	$—	$1,950

Reorganization Items

Reorganization items represent expense or income amounts that were recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items were incurred starting with the date of the bankruptcy filing. Reorganization items were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Professional fees	$10,525	$—	$20,155	$—
Other	92	$—	92	$—

Total	$10,617	$—	$20,247	$—

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the consolidated financial statements and notes thereto as of and for the three and six months ended July 2, 2010. The Company reclassified $1.1 million from inventories, prepaid expenses and other current assets, and accrued expenses to deferred cost of goods sold as of December 31, 2009. These reclassifications had no effect on the Company’s previously reported results of operations, financial position and cash flows.

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

Long-Term Investments

As of July 2, 2010, the Company had liquidated all of its previously held auction rate securities. As of December 31, 2009, the Company held auction rate securities, recorded at a fair value of $11.3 million, and with a par value of $13.0 million. These auction rate notes were student loans backed by the federal government and were privately insured. From April 3, 2009 through July 3, 2009, the Company recorded $0.2 million of other comprehensive income attributable to the change in unrealized gains relating to assets still held at July 3, 2009. From January 1, 2009 through July 3, 2009, the Company recorded $0.8 million of other comprehensive income attributable to the change in unrealized gains relating to assets still held at July 3, 2009.

During the three months ended July 2, 2010, the Company sold $10.0 million in par value of its auction rate securities valued at $8.0 million for $8.7 million in proceeds, which resulted in the recognition of realized gains of $0.7 million related to the sale of these securities. During the three months ended July 3, 2009, the Company sold $14.9 million in par value of its auction rate securities valued at $11.3 million for $13.0 million in proceeds, which resulted in the recognition of realized gains of approximately $1.7 million related to the sale of these securities. During the six months ended July 2, 2010, the Company sold $13.0 million in par value of its auction rate securities valued at $10.4 million for $11.4 million in proceeds, which resulted in the recognition of realized gains of $1.0 million related to the sale of these securities. During the six months ended July 3, 2009, the Company sold $15.2 million in par value of its auction rate securities valued at $11.5 million for $13.3 million in proceeds, which resulted in the recognition of realized gains of approximately $1.8 million related to the sale of these securities. The gains realized upon the sale of the auction rate securities are recorded in other income (expense), net in the accompanying consolidated statements of operations for the three and six months ended July 2, 2010 and July 3, 2009. The Company determines the cost of a security sold and the amount to be reclassified out of accumulated other comprehensive income (loss) into earnings based on the specific identification method. During the three and six months ended July 2, 2010, the Company reclassified $0.4 million and $0.6 million, respectively, out of accumulated other comprehensive income (loss) into earnings related to the sale of the Company’s auction rate securities. During the three and six months ended July 3, 2009, the Company reclassified $0.4 million out of accumulated other comprehensive income (loss) into earnings related to the sale of the Company’s auction rate securities.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

At July 2, 2010 and December 31, 2009, the Company had a 25.1% equity investment in a privately held company located in the United Kingdom, valued at $1.9 million and $1.4 million at July 2, 2010 and December 31, 2009, respectively, and included in other assets in the accompanying consolidated balance sheets. The Company uses the equity method to record the results of this entity. In relation to this investment, the Company recognized income of $0.4 million and $0.2 million for the three months ended July 2, 2010 and July 3, 2009, respectively, which are included in other income (expense), net in the accompanying consolidated statements of operations. In relation to this investment, the Company recognized income of $0.6 million and $0.2 million for the six months ended July 2, 2010 and July 3, 2009, respectively, which are included in other income (expense), net in the accompanying consolidated statements of operations.

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

On January 1, 2009, the Company implemented the guidance in ASC 820 related to all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. However, no significant nonrecurring fair value measurements were conducted during the three and six months ended July 2, 2010 or July 3, 2009 other than the annual impairment test for goodwill and indefinite-lived intangible assets, for which no impairment loss was recognized.

The following table summarizes the Company’s assets and liabilities, as of July 2, 2010, that are measured at fair value on a recurring basis (in thousands):

	July 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash equivalents(1)	$6,575	$6,575	$—	$—

Total	$6,575	$6,575	$—	$—

(1)	Cash equivalents are valued at quoted market prices in active markets.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the activity during the three months ended July 2, 2010 with respect to the auction rate securities, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2009	$11,272
Sales	(11,408)
Gross realized gains, included in other income (expense), net	988
Reclassifications out of accumulated other comprehensive income	(852)

Balance at July 2, 2010	$—

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

The Company undertakes a review of its property, plant and equipment carrying values whenever events or circumstances indicate that the carrying amounts may not be recoverable. The Company relies on the guidance included in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” when conducting these reviews. No impairment charges related to property, plant and equipment were recorded during the three and six months ended July 2, 2010 or July 3, 2009.

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

The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2010 noting no impairment. No impairment charges were recorded during the three and six months ended July 2, 2010 or July 3, 2009.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The Company has significant deferred revenue included in its accompanying consolidated balance sheets, with balances (including both current and long-term amounts) of $16.4 million and $55.8 million as of July 2, 2010 and December 31, 2009, respectively. A significant majority of these amounts relate to arrangements whereby the entire arrangement has been accounted for as deferred revenue, as there is no fair value for one or more of the undelivered elements. Upon the final delivery of the undelivered element(s) of the arrangement, the revenue will be recorded for that arrangement. To a much lesser extent, the deferred revenue balances relate to either: (a) the unrecognized portion of a multiple element arrangements that is being recognized into revenue over a ratable basis as associated services are performed; (b) arrangements not currently recognizable due to the arrangement not being fixed and determinable at its inception; (c) the future amortization to revenue of extended warranty contracts and preventative maintenance plans; (d) revenue deferrals for product shipments with FOB destination shipping terms; and (e) deposits from customers against future orders. The classification of deferred revenue, and deferred cost of goods sold, is based on the Company’s expectations relative to when the revenue will be recognized, based on facts known to the Company as of the date its financial statements are released.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Accumulated Other Comprehensive Loss

The following table provides the details of accumulated other comprehensive loss at (in thousands):

	July 2, 2010	December 31, 2009
Foreign currency translation adjustments	$(389)	$1,867
Unrealized gain on auction rate securities, net of tax	—	568
Pension liability, net of tax	(5,730)	(5,865)

Total accumulated other comprehensive loss	$(6,119)	$(3,430)

Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Consolidated net income (loss)	$(5,055)	$(9,845)	$986	$(26,605)
Foreign currency translation adjustments (1)	(581)	4,834	(2,256)	2,411
Unrealized gain (loss) on auction rate securities, net of tax	(306)	(213)	(568)	766
Pension liability, net of tax	66	53	135	(1,423)

Consolidated comprehensive loss	(5,876)	(5,171)	(1,703)	(24,851)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(11)	(14)	(52)	5

Comprehensive loss attributable to GSI Group Inc.	$(5,887)	$(5,185)	$(1,755)	$(24,846)

(1)	The foreign currency translation adjustments are primarily related to the movement in the British Pound, Japanese Yen and European Union Euro.

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

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Weighted average common shares outstanding - basic	47,902	47,733	47,879	47,662
Dilutive potential common shares (1)	—	—	64	—

Weighted average common shares outstanding - diluted	47,902	47,733	47,943	47,662

Excluded from diluted common shares calculation—stock options and restricted stock that are anti-dilutive	797	713	833	925

(1)	Due to the Company’s net loss position for the three months ended July 2, 2010 and for the three and six months ended July 3, 2009, all potentially dilutive shares are excluded as their effect would have been anti-dilutive.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

4. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. There were no changes in the carrying amount of goodwill during the six months ended July 2, 2010. Goodwill by reportable segment is as follows (in thousands):

	Reportable Segment		Total
	Excel	Precision Technology
Balance at December 31, 2009	$35,333	$9,245	$44,578

Balance at July 2, 2010	$35,333	$9,245	$44,578

Intangible Assets

As of July 2, 2010, intangible assets consisted of the following (in thousands):

	July 2, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$61,139	$(41,484)	$19,655	5.9
Customer relationships	33,121	(12,850)	20,271	8.8
Customer backlog	2,355	(2,355)	—	—
Non-compete agreements	4,870	(3,309)	1,561	1.1
Trademarks, trade names and other	5,648	(2,967)	2,681	8.7

Amortizable intangible assets	107,133	(62,965)	44,168	7.2

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Totals	$120,160	$(62,965)	$57,195

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

All definite-lived intangible assets are amortized on a straight-line basis over their remaining life. Amortization expense for customer relationships, customer backlog, non-compete agreements and definite-lived trademarks, trade names and other is included in operating expenses in the accompanying consolidated statements of operations and was $1.1 million and $1.6 million for the three months ended July 2, 2010 and July 3, 2009, respectively, and $2.3 million and $3.2 million for the six months ended July 2, 2010 and July 3, 2009, respectively. Amortization expense for the patents and acquired technology is included in cost of goods sold in the accompanying consolidated statements of operations and was $1.0 million for the three months ended July 2, 2010 and July 3, 2009, and $1.9 million for the six months ended July 2, 2010 and July 3, 2009.

Estimated amortization expense for each succeeding period after July 2, 2010 is as follows (in thousands):

Year Ending December 31,	Cost of Goods Sold	Operating Expenses	Total
2010 (6 months from July 2, 2010)	$1,922	$2,180	$4,102
2011	3,805	3,513	7,318
2012	3,165	2,644	5,809
2013	3,165	2,644	5,809
2014	3,165	2,558	5,723
Thereafter	4,433	10,974	15,407

Total	$19,655	$24,513	$44,168

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated:

Inventories

	July 2, 2010	December 31, 2009
	(In thousands)
Raw materials	$35,916	$34,982
Work-in-process	14,887	14,905
Finished goods	10,110	11,116
Demo inventory	2,417	3,751
Consigned inventory	747	842

Total inventories	$64,077	$65,596

Prepaid Expenses and Other Current Assets

	July 2, 2010	December 31, 2009
	(In thousands)
Prepaid expenses	$2,707	$3,830
Other current assets	2,255	1,649

Total	$4,962	$5,479

Other Accrued Expenses

	July 2, 2010	December 31, 2009
	(In thousands)
Accrued interest	$14,173	$2,631
Accrued warranty	3,559	3,140
Accrued professional fees	3,360	3,143
Accrued third party sales commissions	227	266
Customer deposits	724	1,112
Accrued restructuring, current portion	989	1,194
Accrued litigation settlements	115	403
Deferred rent, current portion	1,325	343
Other	2,629	2,002

Total	$27,101	$14,234

Accrued Warranty

	July 2, 2010	July 3, 2009
	(In thousands)
Balance at beginning of the year	$3,140	$3,793
Charged to costs and expenses	2,466	723
Use of provision	(1,965)	(1,403)
Foreign currency exchange rate changes	(82)	122

Balance at end of period	$3,559	$3,235

Other Liabilities

	July 2, 2010	December 31, 2009
	(In thousands)
Deferred rent	$2,806	$4,039

Total	$2,806	$4,039

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

As discussed in Note 1 to Consolidated Financial Statements, GSIG and two of its wholly-owned United States subsidiaries filed for bankruptcy on November 20, 2009. Accordingly, the 2008 Senior Notes are classified as a liability subject to compromise in accordance with ASC 852 in the Company’s accompanying consolidated balance sheets as of July 2, 2010 and December 31, 2009.

In accordance with the reclassification of the 2008 Senior Notes after the November 20, 2009 bankruptcy filing to liabilities subject to compromise, the Company recorded write-offs related to the remaining unamortized portion of the discount attributable to the Warrants and deferred debt financing costs in order to record the 2008 Senior Notes at the expected amount of the allowed claims. The aggregate amount of the write-off related to the remaining unamortized portion of the discount attributable to the Warrants totaled $21.4 million, while the write-off related to the remaining unamortized portion of the deferred debt financing costs totaled $4.9 million. Both the write-off related to the remaining unamortized portion of the debt discount attributable to the Warrants and the write-off related to the deferred debt financing costs were recorded as reorganization items during the quarter ended December 31, 2009. For the three months ended July 2, 2010 and July 3, 2009, the total amount recorded to interest expense, including accretion of the debt discount attributable to the Warrants and amortization of the debt issuance costs during 2009, was $5.7 million and $7.1 million, respectively. For the six months ended July 2, 2010 and July 3, 2009, the total amount recorded to interest expense, including accretion of the debt discount attributable to the Warrants and amortization of the debt issuance costs during 2009, was $11.5 million and $14.2 million, respectively.

During the third quarter of 2008, the Company failed to timely file its annual and quarterly reports. Pursuant to a Registration Rights Agreement (the “RRA”) with the Warrant holders, the Company notified the Warrant holders that it was indefinitely suspending its registration statement on Form S-3. Under the RRA, monetary penalties accrue and are payable to the Warrant holders for failure to maintain an effective registration statement, subject to certain terms and conditions more specifically set forth therein. The Company incurred penalties under the RRA beginning in the fourth quarter of 2008 through the date of the Company’s filing for Chapter 11 bankruptcy protection on November 20, 2009. The Company had accrued the maximum penalty due under the RRA of $3.8 million, including $0.9 million and $1.9 million during the three and six months ended July 3, 2009, respectively. However, as a result of the Company’s filing for Chapter 11 bankruptcy protection on November 20, 2009, the Company reversed the existing balance of the Warrant penalty accrual as part of its reclassification of the 2008 Senior Notes as liabilities subject to compromise.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Fair Value of Debt

No public trades of the 2008 Senior Notes occurred during the six months ended July 2, 2010. The Company engaged in ongoing negotiations regarding the value of the 2008 Senior Notes and an appropriate restructuring plan throughout this time period with the lender group and others. Thus, although the actual value of the 2008 Senior Notes may have varied materially if trading had taken place, the Company estimates that the fair value of the 2008 Senior Notes as of July 2, 2010 was its associated par value.

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

Stock Repurchase Plan

In December 2005, the Company’s Board of Directors authorized a stock repurchase program providing for the repurchase of up to $15.0 million in shares of the Company’s common shares. In February 2008, the Company’s Board of Directors authorized an increase in the stock repurchase program up to a total of $40.0 million. The Company repurchased and retired 772,467 shares, 816,830 shares, and 381,300 shares in 2008, 2007, and 2006, respectively, at an aggregate cost of $6.4 million, $7.8 million, and $3.8 million, respectively. The program was suspended in May 2008 as a result of the Company’s decision to acquire Excel. At July 2, 2010, $21.9 million remains available for future Company purchases under this program. In connection with the Chapter 11 Cases, the stock repurchase program was cancelled. See Note 15 to Consolidated Financial Statements.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2006 Equity Incentive Plan

On May 15, 2006, shareholders of the Company approved the 2006 Equity Incentive Plan which provides for the sale or grant of various awards of, or the value of, the Company’s common shares including stock options, stock appreciation rights, restricted stock and performance shares and units, performance-based awards, and stock grants, to officers, directors, employees and certain consultants to the Company. The maximum number of shares of the Company’s common shares which may be issued pursuant to the 2006 Equity Incentive Plan is 9,406,000 shares, including a 2,500,000 share increase as approved by the Company’s shareholders at the May 2008 annual meeting, and subject to adjustment in the event of certain corporate events and reduced by the number of shares already issued pursuant to awards under the Company’s 1992 and 1995 Equity Incentive Plans. The plan has a ten-year term. As of July 2, 2010, there were 4,246,784 common shares available for future issuance under this plan. All unvested restricted stock awards and unexercised options to purchase shares of common stock related to the Company’s 2006 Equity Incentive Plan that were outstanding on the date of the Company’s emergence from bankruptcy were assumed by the reorganized Company upon emergence, other than those held by the Company’s directors who did not continue as members of the reorganized Company’s Board of Directors following emergence. Such assumed restricted stock awards and options will be honored by the Company as if they had originally been granted for the issuance of the Company’s post-emergence common shares. The Company’s 2006 Equity Incentive Plan was cancelled upon the Company’s emergence from bankruptcy. Accordingly, no shares remain available for future issuance under this plan as of July 23, 2010. See Note 15 to Consolidated Financial Statements.

The Company recorded compensation expense related to restricted stock awards issued under the 2006 Equity Incentive Plan totaling $0.4 million in the three month periods ended July 2, 2010 and July 3, 2009, and $1.1 million and $1.3 million in the six month periods ended July 2, 2010 and July 3, 2009, respectively. Approximately ($0.1) million of the compensation expense recognized during the three month period ended July 2, 2010 and approximately $0.2 million of the compensation expense recognized during the six month period ended July 2, 2010 relates to awards that are accounted for as share-based liabilities under ASC 718. The share-based liabilities relate to the Company’s obligations arising from its commitment to issue shares of restricted stock and common stock to the members of its pre-emergence Board of Directors as compensation for their services provided as members of the Company’s Board of Directors. The associated liability is reported within other accrued expenses in the accompanying consolidated balance sheets as of July 2, 2010 and December 31, 2009. The expense associated with the Company’s share-based liabilities is reported within selling, general and administrative expense in the accompanying consolidated statements of operations for the three and six month periods ended July 2, 2010. No awards were accounted for as share-based liabilities during the three or six month periods ended July 3, 2009. Approximately $0.4 million of the compensation expense recognized during the three and six month periods ended July 2, 2010 relates to expense recognized upon the acceleration of vesting of all outstanding but unvested restricted stock awards that had previously been granted to the Company’s former Chief Executive Officer as of the effective date of termination on May 25, 2010.

No issuances were made under the 2006 Equity Incentive Plan during the six months ended July 2, 2010. Stock compensation expense is primarily included in selling, general, and administrative expenses, and as an increase to additional paid-in capital on the Company’s consolidated balance sheets. As the restricted stock is issuable to the holder, subject to vesting provisions, with no consideration payable by the holder, the grant date fair value per share is based on the quoted stock price on the date of the grant.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The table below summarizes activity relating to restricted stock awards issued under the 2006 Equity Incentive Plan:

	Restricted Stock Awards (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2009	410	$8.90
Granted	—	$—
Vested	(329)	$9.32
Forfeited	—	$—

Nonvested restricted stock at July 2, 2010	81	$7.21

The Company’s restricted stock awards consist of both time-based and performance-based awards. Based on the Company’s estimates of forfeitures of time-based awards, and estimates relative to performance-based awards’ vesting and forfeitures, the Company would record aggregate compensation expense of $0.3 million subsequent to July 2, 2010, over a weighted average life of 1.0 years.

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

Stock option activity under these plans is presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2009	263	$9.82	1.24 years	$—
Granted	—	—
Exercised	—	—
Forfeited and expired	—	—

Outstanding at July 2, 2010	263	$9.82	0.74 years	$—

Exercisable at July 2, 2010	263	$9.82	0.74 years	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of common shares for the options that were in the money at July 2, 2010. There were no in-the-money shares at July 2, 2010.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Pension and other benefit costs reflected in the accompanying consolidated statements of operations are based on a projected benefit method of valuation. Within the accompanying consolidated balance sheets, pension plan benefit liabilities are included in accrued pension liability.

The table below sets forth the estimated net periodic pension cost for the U.K. Plan (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Components of the net periodic pension cost:
Service cost	$—	$—	$—	$—
Interest cost	351	332	724	640
Expected return on plan assets	(339)	(327)	(699)	(629)
Amortization of unrecognized transition obligation (asset)	—	—	—	—
Amortization of prior service cost (credit)	—	—	—	—
Amortization of loss	49	34	101	65

Net periodic pension cost	$61	$39	$126	$76

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

The table below sets forth the estimated net periodic pension cost for the Japan defined benefit pension plan (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Components of the net periodic pension cost:
Service cost	$46	$60	$93	$123
Interest cost	6	8	12	15
Expected return on plan assets	—	(1)	—	(1)
Amortization of unrecognized transition obligation	17	19	34	39
Amortization of prior service cost (credit)	—	—	—	—
Amortization of (gain) loss	—	—	—	—

Net periodic pension cost	$69	$86	$139	$176

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Income Taxes

At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. For purposes of calculating the Company’s annual effective tax rate, the Company has treated its bankruptcy-related costs as discrete items given the unusual nature of such costs. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 29.5% in the determination of the estimated annual effective tax rate. The Company’s reported effective tax rate for continuing operations of 71.4% for the six months ended July 2, 2010 differed from the expected Canadian federal statutory rate of 29.5%, primarily due to the tax treatment of bankruptcy-related costs, income earned in jurisdictions with varying tax rates, and the release of a portion of the Company’s valuation allowance.

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

As of July 2, 2010 and December 31, 2009, the Company had total unrecognized tax benefits of $5.1 million, all of which, if recognized would favorably affect its effective tax rate. The Company expects that the changes in the unrecognized benefits within the next twelve months will not be material. Given the uncertainty regarding when the authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases in income tax that may occur within the next twelve months cannot be made.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As of July 2, 2010 and December 31, 2009, the Company had approximately $1.1 million and $1.0 million, respectively, of accrued interest and penalties related to uncertain tax positions. During the six months ended July 2, 2010, the Company recognized approximately $0.1 million in interest and penalties.

The Company files state and federal income tax returns in the United States and in foreign jurisdictions. Generally, the Company is no longer subject to United States federal, state or local, or foreign income tax examinations by tax authorities for the years before 2000 as these years have been effectively settled. Currently, the Company is under examination in the United States for tax years 2000 through 2005. The Company’s income tax returns may be reviewed in the following countries and for the following periods under the appropriate statute of limitations: United States (2000-present), Canada (2003-present), United Kingdom (2006-present), and Germany (2007-present).

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Restructuring, Restatement Related Costs and Other

The following table summarizes restructuring, restatement related costs and other expense in the accompanying consolidated statements of operations:

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
	(In thousands)
United Kingdom restructuring	$—	$216	$(70)	$711
Germany restructuring	18	13	69	3
Bedford restructuring	—	11	1	11

Restructuring charges	18	240	—	725
Restatement related costs and other charges	993	2,850	1,679	10,665

Total restructuring, restatement related costs and other charges	$1,011	$3,090	$1,679	$11,390

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

United Kingdom Restructuring

On February 29, 2008 and June 27, 2008, the Company executed agreements to sell assets related to its otherwise discontinued Impact product line, and certain assets related to its Laser Mark and Excimer Laser product lines within the Precision Technology segment. The majority of the assets sold in the transaction represent inventory that had already been written off and were included as part of restructuring charges recorded in previous periods. Payments received on asset sales that are due beyond one year are recorded as restructuring benefits when they are received. Accordingly, the sales resulted in a restructuring benefit of $0.1 million for the six months ended July 2, 2010. No amounts remain to be collected with respect to payments on these asset sales as of July 2, 2010. No amounts were received during either the three months ended July 2, 2010 or the three or six months ended July 3, 2009.

In December 2008, the Company announced the transfer of all volume related manufacturing from its Rugby, U.K. facility within the Precision Technology segment, to the Company’s facilities in China and the then-newly acquired Excel manufacturing sites. These activities were completed in 2009, at a total cost of $4.7 million, which is comprised of non-cash land and building impairment charges of $3.6 million, employee severance costs of $1.0 million and facility related charges of $0.1 million. In December 2008, the Company recorded $3.9 million of this amount to restructuring expense. It was comprised of $3.6 million of non-cash land and building impairment charges and $0.3 million of employee severance costs. In addition to the amount recorded to restructuring, restatement related costs and other expense, the Company recorded a charge of $0.6 million for inventory write-offs against cost of goods sold in 2008. No restructuring costs were recorded during the three or six months ended July 2, 2010. During the three and six months ended July 3, 2009, the Company recorded $0.2 million and $0.7 million, respectively, in restructuring costs related to this restructuring plan. The amounts were comprised entirely of employee severance costs.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Germany Restructuring

As a result of restructuring programs undertaken in 2000 through 2004, and the subsequent sublease of the Company’s Munich, Germany facility within the Precision Technology segment in May 2007 through the end of its lease term, the Company carried a $2.1 million accrual for the cost of this lease as of December 31, 2009. As noted above, the Company regularly reviews its assumptions with respect to excess space, including contractual lease payments and expected proceeds from the sublessor. During the year-ended December 31, 2009, the Company determined that it would no longer recover sublease payments from the subtenant. Accordingly, the previous estimate of future sublease payments was revised. As a result, the Company recorded an additional restructuring charge of $1.3 million during the year-ended December 31, 2009 related to revised sublease assumptions. The $0.1 million of expense recognized during the six months ended July 2, 2010 relates primarily to accretion charges recorded during the period. No significant adjustments were recorded either during the three months ended July 2, 2010 or the three or six months ended July 3, 2009. As of July 2, 2010, cumulative expense related to this restructuring plan is $4.2 million. The remaining accrual of $1.5 million will be paid ratably over the remaining term of the lease, which expires in January 2013.

On July 23, 2009, the Company initiated certain restructuring activities to consolidate its German sales and distribution operations for the Precision Technology segment located in Munich, Germany with those of Excel Technology Europe, located in Darmstadt, Germany. The Company’s lease obligations related to the facility in Darmstadt, Germany were acquired in connection with the Company’s acquisition of Excel in August 2008. These consolidation activities were completed in 2009, at a total cost of $0.2 million, which is comprised entirely of facility related charges including a lease termination fee, required remaining lease payments and move related costs. Of the total restructuring charge of $0.2 million incurred during the year-ended December 31, 2009, $0.1 million was paid prior to December 31, 2009. The remaining $0.1 million was paid during the six months ended July 2, 2010.

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

Restatement Related Costs and Other Charges

During the three and six months ended July 2, 2010 and July 3, 2009, the Company incurred costs related to third parties, including auditors, attorneys, forensic accountants, and other advisors, for services performed in connection with the restatement of the Company’s previously issued financial statements as reported in its Annual Report on Form 10-K for the year-ended December 31, 2008 and its Quarterly Report on Form 10-Q for the quarter ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in the Company’s restructuring, restatement related costs and other charges for the respective periods in the accompanying consolidated statements of operations. The costs incurred were $1.0 million and $2.9 million for the three months ended July 2, 2010 and July 3, 2009, respectively, and $1.7 million and $10.7 million for the six months ended July 2, 2010 and July 3, 2009, respectively.

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activity related to the Company’s restructuring charges recorded on the accompanying consolidated balance sheets (in thousands):

Balance at December 31, 2009	$2,450
Restructuring charges (benefits), net	—
Cash payments	(467)
Non-cash write-offs or other adjustments	(206)

Balance at July 2, 2010	$1,777

As of July 2, 2010 and December 31, 2009, $0.8 million and $1.3 million, respectively, of accrued restructuring charges were included in long-term liabilities classified as accrued restructuring, net of current portion in the accompanying consolidated balance sheets. The current portion of accrued restructuring charges is included in other accrued expenses. See Note 5 to Consolidated Financial Statements.

12. Commitments and Contingencies

Operating leases

The Company leases certain equipment and facilities under operating lease agreements. Most of these lease agreements expire between 2010 and 2019. In the United Kingdom, where longer lease terms are more common, the Company has land leases that extend through 2078. Under the terms of the facility leases, the Company is responsible to pay real estate taxes and other operating costs. In connection with its acquisition of Excel in 2008, the Company assumed fourteen new facility leases used in manufacturing, research and development, sales and administration. The rent on certain leases is subject to escalation clauses in future years.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Line of Credit

As of July 2, 2010 and December 31, 2009, the Company had an outstanding line of credit to secure standby letters of credit that were issued for certain facility operating leases, customer prepayments, warranty obligations, customs duties and bid bonds. The total amount available under the line of credit is approximately 500,000€, of which 150,791€ and 225,590€ was available at July 2, 2010 and December 31, 2009, respectively.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

There was no concentration of credit risk related to the Company’s position in trade accounts receivable as of either July 2, 2010 or December 31, 2009. No individual customer represented 10% or more of the Company’s outstanding accounts receivable at July 2, 2010 or December 31, 2009. Credit risk with respect to trade accounts receivable is generally minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion.

The Company acquired certain auction rate securities in connection with its purchase of Excel. In current markets, the fair value of these auction rate securities is not able to be ascertained by observable inputs. See Note 3 to Consolidated Financial Statements for further discussion. As of July 2, 2010, the Company had liquidated all of its previously held auction rate securities.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Reportable Segment Financial Information

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
	(In thousands)
Sales
Precision Technology	$31,795	$17,110	$59,760	$36,390
Semiconductor Systems	11,304	17,756	57,975	31,589
Excel	45,096	29,144	87,367	61,055
Intersegment sales elimination	(2,458)	(1,106)	(4,750)	(2,222)

Total	$85,737	$62,904	$200,352	$126,812

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
	(In thousands)
Gross Profit
Precision Technology	$15,282	$6,902	$28,927	$13,865
Semiconductor Systems	3,861	7,591	20,982	11,911
Excel	19,935	10,650	38,623	23,552
Intersegment sales elimination	(1,022)	(690)	(1,438)	(1,276)

Total	$38,056	$24,453	$87,094	$48,052

The Company reports operating expenses and its assets on a consolidated basis to the chief operating decision maker.

14. Related Party Transactions

Richard B. Black, the Chairman of the Company prior to the Company’s emergence from Chapter 11 bankruptcy protection, is also the President and Chief Executive Officer of ECRM, Inc., a company which manufactures laser systems equipment for the printing and publishing industry and which is a customer of the Company. Following the Company’s emergence from bankruptcy on July 23, 2010, ECRM, Inc. is no longer considered a related party. All sales to ECRM, Inc. were made pursuant to the Company’s standard contract terms and conditions. The transactions with ECRM, Inc. during the six months ended July 2, 2010 were on the same terms and conditions as similar transactions consummated in previous periods which had been reviewed by the Nominating and Governance Committee whereby ECRM, Inc. was deemed to have received no favored commercial treatment.

Michael Katzenstein, Chief Restructuring Officer of the Company since May 14, 2010, is employed by FTI Consulting, Inc. (“FTI”). The Company engaged FTI in May 2010 to provide for the services of Mr. Katzenstein and certain other temporary employees and management services to support Mr. Katzenstein in his role. Mr. Katzenstein reports directly to the Board of Directors. The Company has a separate arrangement with another segment of FTI, which commenced in November 2009, to provide certain accounting and financial reporting services. This segment of FTI reports directly to the Board of Directors. As a result of these arrangements, the Company incurred fees owed to FTI for services rendered during the three and six months ended July 2, 2010.

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the related party transactions in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Sales to ECRM, Inc.	$1	$40	$23	$158
Sales to Sumitomo Heavy Industries Ltd.	432	157	935	377
Purchases from Sumitomo Heavy Industries Ltd.	18	22	18	33
Purchases from Integrated Dynamics Engineering Gmbh	122	*	139	*
Services from FTI Consulting, Inc.**	2,150	*	2,150	*

*	Not a related party during this period.
**	During the three and six months ended July 2, 2010, $1,059 relates to the accounting and financial reporting services and $1,091 relates to the chief restructuring officer and related services.

The following table summarizes the related party transactions on the balance sheet (in thousands):

	July 2, 2010	December 31, 2009
Accounts receivable from ECRM, Inc.	$27	$60
Accounts receivable from Sumitomo Heavy Industries Ltd.	463	414
Accounts payable to Sumitomo Heavy Industries Ltd.	—	—
Accounts payable to Integrated Dynamics Engineering Gmbh	—	—
Accounts payable to FTI Consulting, Inc.**.	1,564	*

*	Not a related party during this period.
**	For the period ending July 2, 2010, $914 relates to the accounting and financial reporting services and $650 relates to the chief restructuring officer and related services.

15. Subsequent Events

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

GSI GROUP INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Pursuant to the terms of the fourth modified joint Chapter 11 plan of reorganization, as supplemented, (the “Final Chapter 11 Plan”) it was agreed that our reorganized Board of Directors would be comprised of seven directors, to include two directors selected by the noteholders, two directors with industry expertise selected by the Equity Committee (as defined in the Final Chapter 11 Plan), one director selected by mutual agreement between the noteholders and the Equity Committee, one director to be selected from our Board of Directors prior to emergence, and the chief executive officer (“CEO”) of our reorganized Company. As of July 2, 2010, we did not have a permanent CEO or a permanent chief financial officer (“CFO”). On April 1, 2010, we appointed a principal financial officer who has been serving and will continue to serve as our principal financial officer until such time that a permanent CFO is identified and hired. Our former chief restructuring officer has been serving and continues to serve as our principal executive officer until such time that a permanent CEO is identified and hired. On November 16, 2010, we entered into an employment agreement with John Roush to serve as our CEO beginning no later than February 1, 2011.

Significant Events

The following significant transactions and events occurred in 2009 and 2010 through the filing of this Quarterly Report on Form 10-Q:

1.	Chapter 11 Bankruptcy—On November 20, 2009 (the “Petition Date”), GSI Group, Inc. and two of its wholly-owned subsidiaries, GSI Group Corporation and MES International, Inc. (the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) (the “Chapter 11 Cases”). Following the Petition Date, the Debtors continued to operate their businesses as debtors-in-possession. On May 27, 2010, the United States Bankruptcy Court entered an order confirming and approving the Final Chapter 11 Plan for the Debtors and on July 23, 2010, the Debtors emerged from bankruptcy. Refer to Notes 1, 6, 12 and 15 to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the Chapter 11 Cases.

2.	Rights Offering—Our $210.0 million of debt (the “2008 Senior Notes”) was restructured in the Chapter 11 bankruptcy proceedings. On July 23, 2010, we emerged from bankruptcy and consummated the rights offering (the “Rights Offering”) contemplated under the Final Chapter 11 Plan. We raised approximately $64.9 million in cash proceeds in the Rights Offering which were used to pay down a portion of the obligations due with respect to the 2008 Senior Notes. The remaining obligations due with respect to the 2008 Senior Notes for unpaid principal and accrued interest were satisfied through the issuance of new common shares, cash payments and the issuance of $107.0 million new 12.25% Senior Secured PIK Election Notes (the “New Notes”) which mature in July 2014.

3.	Reorganization Items—Reorganization items represent amounts that are recorded in our consolidated financial statements as a result of the bankruptcy proceedings. During the three and six months ended July 2, 2010, we recorded charges of $10.6 million and $20.2 million, respectively, primarily for professional fees related to our reorganization.

4.	Restructuring, Restatement Related Costs and Other Charges—During the three months ended July 2, 2010 and July 3, 2009, we recorded restructuring, restatement related costs and other charges of $1.0 million and $3.1 million, respectively. During the six months ended July 2, 2010 and July 3, 2009, we recorded restructuring, restatement related costs and other charges of $1.7 million and $11.4 million, respectively. The restructuring, restatement related costs and other charges primarily relate to fees paid to professionals in connection with the revenue review and restatement of our historical financial statements, the United States Securities and Exchange Commission (“SEC”) investigation, the shareholder class action and the internal Foreign Corrupt Practices Act (“FCPA”) review. These activities are discussed further below in the discussion of our results of operations for the three and six months ended July 2, 2010 and July 3, 2009. Additional information may be found in Note 11 to Consolidated Financial Statements.

5.	Deferred Revenue—During the six months ended July 2, 2010 and July 3, 2009, we recognized revenue of $41.0 million and $26.2 million, respectively, related to orders placed by customers prior to 2009 that had been previously deferred due to undelivered elements or unresolved commitments.

Overview of Financial Results

As a result of the significant events described above, our financial results in 2009 and 2010 differ significantly from those in recent years. During the six months ended July 2, 2010, we reported net income of $1.0 million, compared to a net loss of $26.6 million in the six months ended July 3, 2009. Our operating results during the six months ended July 2, 2010 included bankruptcy reorganization items totaling $20.2 million, with no comparable amounts in 2009. Also included in our operating results for the six months ended July 2, 2010 is a charge of $1.7 million in connection with restructuring, restatement related costs and other expenses, compared to $11.4 million during the six months ended July 3, 2009. Our results for the six months ended July 2, 2010 also included an $11.6 million interest expense charge related to our $210.0 million debt, compared to $14.2 million for the six months ended July 3, 2009. Our results for the six months ended July 3, 2009 also include a $2.0 million charge for pre-petition professional fees, with no comparable amount for the six months ended July 2, 2010.

Results of Operations for the Three Months Ended July 2, 2010 Compared with the Three Months Ended July 3, 2009

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	July 2, 2010	July 3, 2009
	(Unaudited)	(Unaudited)
Sales	100.0%	100.0%
Cost of goods sold	55.6	61.1

Gross profit	44.4	38.9

Operating expenses:
Research and development and engineering	8.6	10.9
Selling, general and administrative	20.5	23.3
Amortization of purchased intangible assets	1.3	2.5
Restructuring, restatement related costs and other	1.2	4.9
Pre-petition professional fees	0.0	2.0

Total operating expenses	31.6	43.6

Income (loss) from operations	12.8	(4.7)
Interest income	0.0	0.1
Interest expense	(6.7)	(11.2)
Foreign exchange transaction losses	(0.1)	(2.2)
Other income	1.2	1.4

Income (loss) from continuing operations before reorganization items and income taxes	7.2	(16.6)
Reorganization items	(12.4)	0.0

Loss from continuing operations before income taxes	(5.2)	(16.6)
Income tax provision (benefit)	0.7	(1.2)

Loss from continuing operations	(5.9)	(15.4)
Loss from discontinued operations, net of tax	0.0	(0.3)

Consolidated net loss	(5.9)	(15.7)
Less: Net income attributable to noncontrolling interest	(0.0)	0.0

Net loss attributable to GSI Group Inc.	(5.9)%	(15.7)%

Sales

The following table sets forth sales by business segment for the periods noted (dollars in thousands):

	Three Months Ended
	July 2, 2010	July 3, 2009	Increase (Decrease)	Percentage Change
Precision Technology	$31,795	$17,110	$14,685	85.8%
Semiconductor Systems	11,304	17,756	(6,452)	(36.3)%
Excel	45,096	29,144	15,952	54.7%
Intersegment sales elimination (1)	(2,458)	(1,106)	(1,352)	122.2%

Total	$85,737	$62,904	$22,833	36.3%

(1)	Sales of the Precision Technology segment’s products to the Excel and Semiconductor Systems segments and sales of the Excel segment’s products to the Precision Technology and Semiconductor Systems segments.

Sales of the various product lines that comprise our Precision Technology segment increased by $14.7 million, or 85.8%, from $17.1 million during the three months ended July 3, 2009 to $31.8 million during the three months ended July 2, 2010. Sales increased across all product lines that comprise the Precision Technology segment, except for our optics product line. Sales during the three months ended July 2, 2010 increased compared with the three months ended July 3, 2009, primarily due to higher demand from OEM and other customers who in turn have experienced an increase in demand for their products due to an improving world economy. The second quarter of 2009 was a period of particularly weak demand for our products due to the tight credit conditions and low levels of personal consumption and capital investment that existed at that time. Our product line that supplies drilling components to leading printed circuit board (“PCB”) drilling manufacturers, which serve a variety of consumer industries including electronics and automobiles, accounted for approximately $7.3 million of the $14.7 million increase in sales for this segment.

Semiconductor Systems segment sales transactions are generally multiple element arrangements that are accounted for in accordance with the provisions of ASC 605-25, “Multiple Element Arrangements”. Due to the multiple element nature of Semiconductor Systems segment sales transactions, sales in any given period may not correspond to shipments. Sales for 2010 and 2009 of our Semiconductor Systems segment include the recognition of revenue that had been deferred from orders placed by customers prior to 2009, but had not been recognized in the period in which shipments occurred due to previously undelivered elements or unresolved commitments. The revenue related to these orders is recognized once the final deliverables or commitments are resolved.

Semiconductor Systems segment sales decreased by $6.5 million, or 36.3%, from $17.8 million during the three months ended July 3, 2009 to $11.3 million during the three months ended July 2, 2010. The decrease is primarily attributable to the recognition of revenue from orders placed by customers prior to 2009, but that had not been recognized until the quarter ended July 3, 2009 when the deliverables or commitments were resolved. We recognized $15.1 million in sales during the three months ended July 3, 2009, as compared to $0.3 million for the three months ended July 2, 2010 related to these orders. Excluding the impact of this revenue recognized in the second quarter of 2009, the Semiconductor Systems segment experienced a rebound in sales primarily due to higher sales of wafer marking equipment and equipment upgrades in 2010. The semiconductor industry is highly cyclical, causing a cyclical impact on our financial results. Our revenue is driven by the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these customers depends on the current and anticipated market demand, which began rebounding in 2010 from historically low levels in previous years.

The Excel segment was established following the acquisition of Excel in August 2008. Originally, the Excel segment was comprised solely of the operations of the then-newly acquired entity. In 2009, we changed the structure of our internal organization in a manner that caused the composition of our reportable segments to change. More specifically, certain portions of a specific product line within the Precision Technology segment were transferred to the Excel segment. Our reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented. Sales of the various product lines that comprise our Excel segment increased by $16.0 million, or 54.7%, from $29.1 million during the three months ended July 3, 2009 to $45.1 million for the three months ended July 2, 2010. The increase in sales was primarily attributable to a strong rebound in sales of lasers, scanners and optics during the three months ended July 2, 2010 as compared to the three months ended July 3, 2009.

Gross Profit

The following table sets forth gross profit and gross profit percentage for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	July 2, 2010	July 3, 2009
Gross profit:
Precision Technology	$15,282	$6,902
Semiconductor Systems	3,861	7,591
Excel	19,935	10,650
Intersegment sales elimination	(1,022)	(690)

Total	$38,056	$24,453

Gross profit percentages:
Precision Technology	48.1%	40.3%
Semiconductor Systems	34.2%	42.8%
Excel	44.2%	36.5%
Intersegment sales elimination	41.6%	62.4%

Total	44.4%	38.9%

Gross profit as a percentage of sales can be influenced by a number of factors including product mix, pricing, volume, costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, at any particular time.

Gross profit of the Precision Technology segment increased by $8.4 million, or 121.4%, from $6.9 million during the three months ended July 3, 2009 to $15.3 million during the three months ended July 2, 2010, primarily due to the increase in sales. The Precision Technology segment’s gross profit margin was 48.1% during the three months ended July 2, 2010, compared with a gross profit margin of 40.3% during the three months ended July 3, 2009. Our gross margin, in terms of dollars, improved due to the significant increased demand for our products. The improvement in gross profit margin of our Precision Technology segment was primarily attributable to higher capacity utilization resulting from the increase in demand for our products, partially offset by increases in excess and obsolete inventory provisions.

During the three months ended July 2, 2010, gross profit of the Semiconductor Systems segment decreased by $3.7 million, or 49.1%, from $7.6 million during the three months ended July 3, 2009 to $3.9 million during the three months ended July 2, 2010, as a result of the recognition of $15.1 million of revenue from orders placed prior to 2009 during the second quarter of 2009, as compared to $0.3 million for the second quarter of 2010. As a result of higher margins on the $15.1 million revenue recognized during the second quarter of 2009, the Semiconductor System segment’s gross profit margin decreased in the second quarter of 2010 as compared to the second quarter of 2009.

During the three months ended July 2, 2010, Excel generated $19.9 million of gross profit, or 44.2% of sales, as compared with $10.7 million of gross profit, or 36.5% of sales, in the three months ended July 3, 2009. The increase in gross profit and gross profit margin was primarily attributable to the 54.7% increase in sales volume as well as a change in product mix.

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of labor and other employee-related expenses. R&D expenses were $7.4 million, or 8.6% of sales, during the three months ended July 2, 2010, compared with $6.9 million, or 10.9% of sales, during the three months ended July 3, 2009. R&D expenses, in terms of total dollars, increased slightly, and decreased as a percentage of sales primarily due to the increase in sales. We believe the development and market introduction of new products and the enhancement of existing products are essential to our success. Accordingly, during 2010, we continued to invest in the development of new products across all three of our segments.

Selling, General and Administrative Expenses

        Selling, general and administrative (“SGA”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management, and includes personnel related costs, commissions, advertising, legal, tax, accounting and other professional fees. SGA expenses were $17.6 million, or 20.5% of sales during the three months ended July 2, 2010, as compared to $14.6 million during the three months ended July 3, 2009, representing 23.3% of sales. SGA expenses, in terms of total dollars, increased primarily as a result of an increase in overall sales, selling costs and commissions, and an increase in legal, financial and accounting related consulting and professional fees. We expect to incur consulting and professional fees in connection with the 2010 quarterly and annual financial statements. In addition, SGA included a charge of $1.0 million during the three months ended July 2, 2010 for severance and stock compensation pursuant to a separation agreement related to the resignation of our former CEO.

Amortization of Purchased Intangible Assets

All amortization of purchased intangible assets is charged to our Precision Technology and Excel segments. Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold, was $1.1 million, or 1.3% of sales, during the three months ended July 2, 2010, compared with $1.6 million, or 2.5% of sales, during the three months ended July 3, 2009. The decrease in 2010, in terms of both dollars and as a percentage of sales, was primarily related to certain intangible assets acquired as part of the Excel acquisition becoming fully amortized in the second half of 2009.

Restructuring, Restatement Related Costs and Other

We recorded restructuring, restatement related costs and other charges of $1.0 million and $3.1 million during the three months ended July 2, 2010 and July 3, 2009, respectively.

Restructuring

We did not incur any restructuring costs during the three months ended July 2, 2010. During the three months ended July 3, 2009, we recorded $0.2 million in restructuring costs related to a plan initiated in December 2008, which involved the transfer of all volume related manufacturing from our Rugby, U.K. facility within the Precision Technology segment, to our facilities in China and the then-newly acquired Excel manufacturing sites. These costs were comprised entirely of employee severance costs.

Restatement Related Costs and Other

During the three months ended July 2, 2010, we incurred costs related to third parties, including auditors, attorneys, forensic accountants, and other advisors, for services performed in connection with the restatement of our previously issued financial statements as reported in our Form 10-K for the year-ended December 31, 2008 and our Form 10-Q for the quarter ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in our restructuring, restatement related costs and other charges for the respective periods in the accompanying consolidated statements of operations. These costs totaled $1.0 million for the three months ended July 2, 2010, primarily related to the SEC investigation, as compared to $2.9 million for the three months ended July 3, 2009, which primarily related to the SEC and FCPA investigations, and legal and accounting costs associated with our revenue review.

Pre-Petition Professional Fees

Pre-petition professional fees represent retention costs incurred during 2009 prior to the bankruptcy for financial and legal advisors to assist in the analysis of debt restructuring alternatives, as well as costs incurred by us of financial and legal advisors retained by the noteholders pursuant to certain binding agreements between the two parties. Pre-petition professional fees incurred during the three months ended July 3, 2009 were $1.3 million, with no comparable amount for the three months ended July 2, 2010. Professional fees incurred during bankruptcy are generally classified as reorganization items as described further below.

Interest Income

Interest income decreased slightly during the three months ended July 2, 2010, as compared to the three months ended July 3, 2009, primarily attributable to decreasing amounts of interest earned on our outstanding auction rate securities, which have been decreasing due to sales.

Interest Expense

Interest expense related to our $210.0 million debt was $5.7 million during the three months ended July 2, 2010, as compared to $7.1 million during the three months ended July 3, 2009. The $1.4 million decrease in interest expense was primarily attributable to the write-off of our debt discount and deferred financing costs in the fourth quarter of 2009. Prior to the write-off, these amounts had been amortized to interest expense over the contractual terms of the debt.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange currency transaction loss, net, was $0.1 million during the three months ended July 2, 2010 compared to $1.4 million during the three months ended July 3, 2009. The decrease in losses was due to a stronger U.S. dollar during the 2010 period, as compared to the 2009 period.

Other Income (Expense), Net

Other income (expense), net, was $1.1 million during the three months ended July 2, 2010, compared to $0.9 million during the three months ended July 3, 2009. The $1.1 million of other income in 2010 is primarily comprised of a $0.7 million gain on the sale of our remaining auction rate securities and $0.4 million in earnings on our equity investment. The $0.9 million of other income in 2009 is primarily comprised of a $1.7 million gain on the sale of a portion of our auction rate securities and $0.1 million in earnings on our equity investment, partially offset by a $0.9 million penalty relating to our inability to maintain the effectiveness of the registration statement on Form S-3 that we filed in October 2008 relating to the resale of our common shares issued upon the exercise of the Warrants.

Reorganization Items

Reorganization items represent expense or income amounts that are recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items, primarily comprised of professional fees totaling $10.6 million, were incurred during the three months ended July 2, 2010, with no comparable amounts for 2009. See Note 2 to Consolidated Financial Statements.

Income Taxes

The effective tax rate on the loss from continuing operations for the three months ended July 2, 2010, was a provision of 14.4% compared with a benefit of 7.0% on the loss from continuing operations for the three months ended July 3, 2009. The effective tax rate for the three months ended July 2, 2010 reflects our estimated annual effective tax rate and differs from the Canadian Statutory rate primarily due to the tax treatment of bankruptcy related costs, income earned in jurisdictions with varying tax rates, and the release of a portion of our valuation allowance.

Income from Discontinued Operations, Net of Tax

On October 8, 2008, we completed the sale of our U.S. Optics Business, located in Moorpark, California. During the three months ended July 3, 2009, we recorded an additional charge of $0.1 million related to discontinued operations associated with an insurance premium adjustment.

Results of Operations for the Six Months Ended July 2, 2010 Compared to the Six Months Ended July 3, 2009

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Six Months Ended
	July 2, 2010	July 3, 2009
	(Unaudited)	(Unaudited)
Sales	100.0%	100.0%
Cost of goods sold	56.5	62.1

Gross profit	43.5	37.9

Operating expenses:
Research and development and engineering	7.4	11.8
Selling, general and administrative	17.6	23.2
Amortization of purchased intangible assets	1.1	2.5
Restructuring, restatement related costs and other	0.8	9.0
Pre-petition professional fees	0.0	1.6

Total operating expenses	26.9	48.1

Income (loss) from operations	16.6	(10.2)
Interest income	0.0	0.2
Interest expense	(5.8)	(11.2)
Foreign exchange transaction gains (losses)	0.1	(1.1)
Other income	0.9	0.1

Income (loss) from continuing operations before reorganization items and income taxes	11.8	(22.2)
Reorganization items	(10.1)	0.0

Income (loss) from continuing operations before income taxes	1.7	(22.2)
Income tax provision (benefit)	1.2	(1.3)

Income (loss) from continuing operations	0.5	(20.9)
Income (loss) from discontinued operations, net of tax	0.0	(0.1)

Consolidated net income (loss)	0.5	(21.0)
Less: Net (income) loss attributable to noncontrolling interest	0.0	0.0

Net income (loss) attributable to GSI Group Inc.	0.5%	(21.0)%

Sales

The following table sets forth sales by business segment for the periods noted (dollars in thousands):

	Six Months Ended
	July 2, 2010	July 3, 2009	Increase (Decrease)	Percentage Change
Precision Technology	$59,760	$36,390	$23,370	64.2%
Semiconductor Systems	57,975	31,589	26,386	83.5%
Excel	87,367	61,055	26,312	43.1%
Intersegment sales elimination (1)	(4,750)	(2,222)	(2,528)	113.8%

Total	$200,352	$126,812	$73,540	58.0%

(1)	Sales of the Precision Technology segment’s products to the Excel and Semiconductor Systems segments and sales of the Excel segment’s products to the Precision Technology and Semiconductor Systems segments.

Sales of the various product lines that comprise our Precision Technology segment increased by $23.4 million, or 64.2%, from $36.4 million during the six months ended July 3, 2009 to $59.8 million during the six months ended July 2, 2010. Sales increased across all product lines that comprise the Precision Technology segment, except for our printers product line. Sales during the six months ended July 2, 2010 increased compared with the six months ended July 3, 2009, primarily due to higher demand from OEM and other customers who in turn have experienced an increase in demand for their products due to an improving world economy. The first half of 2009 was a period of particularly weak demand for our products due to the tight credit conditions and low levels of personal consumption and capital investment that existed at that time. Our product line that supplies drilling components to leading printed circuit board (“PCB”) drilling manufacturers, which serve a variety of consumer industries including electronics and automobiles, accounted for approximately $11.2 million of the $23.4 million increase in sales for this segment.

Semiconductor Systems segment sales increased by $26.4 million, or 83.5%, from $31.6 million during the six months ended July 3, 2009 to $58.0 million during the six months ended July 2, 2010. The increase in Semiconductor Systems sales was primarily attributable to the recognition of $41.0 million of revenue during the first half of 2010 as compared to $26.2 million during the first half of 2009, that had been deferred from orders placed by customers prior to 2009, but had not been recognized in the period in which shipments occurred due to previously undelivered elements or unresolved commitments. The revenue related to these orders was recognized once the final deliverables or commitments were resolved. Sales also rebounded during the first half of 2010 due to the increased demand for capital equipment by semiconductor manufacturers. The level of capital expenditures by these customers began rebounding in 2010 from historically low levels in previous years.

Sales of the various product lines that comprise our Excel segment increased by $26.3 million, or 43.1%, from $61.1 million during the six months ended July 2, 2009 to $87.4 million for the six months ended July 2, 2010. The increase in sales was primarily attributable to a strong rebound in sales of lasers, scanners and optics during the six months ended July 2, 2010, as compared to the six months ended July 3, 2009.

Gross Profit

The following table sets forth gross profit and gross profit percentage by business segments for the periods noted (dollars in thousands):

	Six Months Ended
	July 2, 2010	July 3, 2009
Gross profit:
Precision Technology	$28,927	$13,865
Semiconductor Systems	20,982	11,911
Excel	38,623	23,552
Intersegment sales elimination	(1,438)	(1,276)

Total	$87,094	$48,052

Gross profit percentages:
Precision Technology	48.4%	38.1%
Semiconductor Systems	36.2%	37.7%
Excel	44.2%	38.6%
Intersegment sales elimination	30.3%	57.4%

Total	43.5%	37.9%

Gross profit as a percentage of sales can be influenced by a number of factors including product mix, pricing, volume, costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, at any particular time.

During the six months ended July 3, 2010, gross profit of the Precision Technology segment increased by $15.1 million, or 108.6%, from $13.9 million during the six months ended July 3, 2009 to $28.9 million during the six months ended July 2, 2010. The Precision Technology segment’s gross profit margin was 48.4% during the six months ended July 2, 2010, compared with a gross profit margin of 38.1% during the six months ended July 3, 2009. Our gross margin, in terms of dollars, improved due to the significant increased demand for our products. The improvement in gross profit margin of our Precision Technology segment was primarily attributable to higher capacity utilization resulting from the increase in demand for our products, partially offset by an increase in excess and obsolete inventory provisions.

During the six months ended July 2, 2010, gross profit of the Semiconductor Systems segment increased by $9.1 million, or 76.2%, from $11.9 million during the six months ended July 3, 2009 to $21.0 million during the six months ended July 2, 2010, primarily due to the increase in sales. The Semiconductor System segment’s gross profit margin was 36.2% during the six months ended July 2, 2010, compared with a gross profit margin of 37.7% during the six months ended July 3, 2009. The decrease in the Semiconductor Systems segment gross profit margin was primarily attributable to product mix on revenue recognized related to orders placed by customers prior to 2009. Revenue deferred prior to 2009 and recognized during the six months ended July 3, 2009, had higher gross profit margins as compared to the revenue that was recognized during the first half of 2010.

During the six months ended July 2, 2010, Excel generated $38.6 million of gross profit, or 44.2% of sales, as compared with $23.6 million of gross profit, or 38.6% of sales, in the six months ended July 3, 2009. The increase in gross profit and gross profit margin was primarily attributable to the 43.1% increase in volume of sales as well as a change in product mix, partially offset by an increase in excess and obsolete inventory provisions.

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses were $14.8 million during the six months ended July 2, 2010, representing 7.4% of sales, compared with $15.0 million, or 11.8% of sales, during the six months ended July 3, 2009. R&D expenses remained relatively consistent over the periods, and decreased as a percentage of sales due to the significant increase in sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SGA”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal information systems, facilities and executive management, and includes personnel related costs, commissions, advertising, legal, tax, accounting and other professional fees. SGA expenses were $35.1 million, or 17.6% of sales, during the six months ended July 2, 2010, compared with $29.4 million, or 23.2% of sales, during the six months ended July 3, 2009. SGA expenses, in terms of total dollars, increased primarily as a result of an increase in overall sales, selling costs and commissions, and an increase in finance, accounting and other related professional and consulting fees. We expect to incur consulting and professional fees in connection with the 2010 quarterly and annual financial statements. In addition, SGA included a charge of $1.0 million during the six months ended July 2, 2010 related to severance and stock compensation pursuant to a separation agreement related to the resignation of our former CEO. SGA decreased as a percentage of sales due to the significant 58.0% increase in sales.

Amortization of Purchased Intangible Assets

All amortization of purchased intangible assets is charged to our Precision Technology and Excel segments. Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold, was $2.3 million, or 1.1% of sales, during the six months ended July 2, 2010, compared to $3.2 million, or 2.5% of sales, during the six months ended July 3, 2009. The decrease in 2010, in terms of both dollars and as a percentage of sales, was primarily related to certain intangible assets acquired as part of the Excel acquisition becoming fully amortized in the second half of 2009.

Restructuring, Restatement Related Costs and Other

We recorded restructuring, restatement related costs and other charges of $1.7 million and $11.4 million during the six months ended July 2, 2010 and July 3, 2009, respectively.

Restructuring

We did not incur any restructuring costs during the six months ended July 2, 2010. During the six months ended July 3, 2009, we recorded $0.7 million in restructuring costs related to a plan initiated in December 2008, which involved the transfer of all volume related manufacturing from our Rugby, U.K. facility within the Precision Technology segment, to our facilities in China and the then-newly acquired Excel manufacturing sites. These costs were comprised entirely of employee severance costs.

The following table summarizes the balance of the restructuring accrual on our consolidated balance sheets (in thousands):

Total
Balance at December 31, 2009	$2,450
Restructuring charges (benefits), net	—
Cash payments	(467)
Non-cash write-offs or other adjustments	(206)

Balance at July 2, 2010	$1,777

Restatement Related Costs and Other

During the six months ended July 2, 2010, we incurred costs related to third parties, including auditors, attorneys, forensic accountants, and other advisors, for services performed in connection with the restatement of our previously issued financial statements as reported in our Form 10-K for the year-ended December 31, 2008 and our Form 10-Q for the quarter ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in our restructuring, restatement related costs and other charges for the respective periods in the accompanying consolidated statements of operations. The costs incurred were $1.7 million during the six months ended July 2, 2010, which primarily related to the SEC investigation, as compared to $10.7 million incurred during the six months ended July 3, 2009, which primarily related to the SEC and FCPA investigations, and legal and accounting costs associated with our revenue review.

Pre-Petition Professional Fees

Pre-petition professional fees represent costs incurred during 2009 prior to our bankruptcy filing related to the financial and legal advisors retained by us to assist in the analysis of debt restructuring alternatives, as well as costs incurred by us related to financial and legal advisors retained by the noteholders pursuant to certain binding agreements between the two parties. Pre-petition professional fees incurred during the six months ended July 3, 2009 were $2.0 million, with no comparable amount during the six months ended July 2, 2010. Professional fees incurred during bankruptcy are generally classified as reorganization items as described further below.

Interest Income

Interest income decreased to $0.1 million during the six months ended July 2, 2010, from $0.2 million during the six months ended July 3, 2009, primarily attributable to decreasing amounts of interest earned on our outstanding auction rate securities, which have been decreasing due to sales.

Interest Expense

Interest expense related to our $210.0 million debt was $11.6 million during the six months ended July 2, 2010, as compared to $14.2 million during the six months ended July 3, 2009. The $2.6 million decrease in interest expense was primarily attributable to the write-off of our debt discount and deferred financing costs in the fourth quarter of 2009. Prior to the write-off, these amounts had been amortized to interest expense over the contractual terms of the debt.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange currency transaction gains (losses), net, was $0.3 million during the six months ended July 2, 2010 compared to ($1.3) million during the six months ended July 3, 2009. The decrease in losses was due to a stronger U.S. dollar during the 2010 period, as compared to the 2009 period.

Other Income (Expense), Net

Other income (expense), net, was $1.7 million during the six months ended July 2, 2010, compared to $0.2 million during the six months ended July 3, 2009. The $1.7 million of other income during the six months ended July 2, 2010 is primarily comprised of a $1.0 million gain on the sale of our remaining auction rate securities and $0.6 million in earnings on our equity investment. The $0.2 million of other income during the six months ended July 3, 2009 is primarily comprised of a $1.8 million gain on the sale of a portion of our auction rate securities and $0.2 million in earnings on our equity investment, partially offset by a $1.8 million penalty relating to our inability to maintain the effectiveness of the registration statement on Form S-3 that we filed in October 2008 relating to the resale of our common shares issued upon the exercise of the Warrants.

Reorganization Items

Reorganization items represent expense or income amounts that are recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items, primarily comprised of professional fees totaling $20.2 million, were incurred during the six months ended July 2, 2010, with no comparable amounts for 2009. See Note 2 to Consolidated Financial Statements.

Income Taxes

The effective tax rate on the income from continuing operations for the six months ended July 2, 2010, was a provision of 71.4% compared with a benefit of 5.9% on the loss from continuing operations for the six months ended July 3, 2009. The effective tax rate for the six months ended July 2, 2010 reflects our estimated annual effective tax rate and differs from the Canadian statutory rate primarily due to the tax treatment of bankruptcy related costs, income earned in jurisdictions with varying tax rates, and the release of a portion of our valuation allowance.

Liquidity and Capital Resources

On November 20, 2009, GSIG, together with two of its subsidiaries, voluntarily filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Accordingly, this debt has been classified as a liability subject to compromise as of July 2, 2010 and December 31, 2009 in our accompanying consolidated balance sheets. Operating in bankruptcy imposed significant risks and uncertainties on our business.

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

Cash and cash equivalents totaled $87.4 million at July 2, 2010, compared to $63.3 million at December 31, 2009. The increase in cash and cash equivalents is primarily related to stronger sales and improvements in collections, proceeds totaling $11.4 million received from the sale of our remaining auction rate securities, and tax refunds totaling $1.8 million.

Also, while operating in bankruptcy, we deferred our interest payments on the 2008 Senior Notes until emergence from bankruptcy on July 23, 2010. Accrued interest totaled $20.2 million and $8.6 million in the aggregate on our accompanying consolidated balance sheets as of July 2, 2010 and December 31, 2009, respectively. We did not make any interest payments during the six months ended July 2, 2010, compared with payments of $11.3 million during the six months ended July 3, 2009. See Notes 1, 2, 6, and 15 to Consolidated Financial Statements for further information about the 2008 Senior Notes.

Cash Flows for Six Months Ended July 2, 2010 and July 3, 2009

Cash provided by operating activities during the six months ended July 2, 2010 was $14.5 million, compared to cash used in operating activities of $21.2 million during the six months ended July 3, 2009, an increase of $35.7 million. The increase in cash provided by operating activities was primarily attributable to the following factors:

•

During the six months ended July 2, 2010, we recorded net income of $1.0 million, compared with a loss of $26.6 million during the six months ended July 3, 2009, an increase of $27.6 million before non-cash adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities.

•	Non-cash adjustments to reconcile net income (loss) to cash provided by (used in) operating activities included the following material items:

•

Depreciation and amortization charges of $7.5 million during the six months ended July 2, 2010, compared with $9.3 million during the six months ended July 3, 2009, decreased due to certain fixed assets becoming fully depreciated and certain intangibles becoming fully amortized during 2009.

•	Inventory provisions increased to $3.4 million during the six months ended July 2, 2010, compared to $0.8 million during the six months ended July 3, 2009.

•	Gains on the sale of auction rate securities were $1.0 million during the six months ended July 2, 2010, compared to approximately $1.8 million during the six months ended July 3, 2009.

•

Reversals of bad debt provisions totaled $0.6 million during the six months ended July 2, 2010, compared with a provision of $0.2 million during the six months ended July 3, 2009 as a result of improvements in collections.

•

During the six months ended July 2, 2010, we did not incur non-cash interest accretion expense on our debt, compared with $2.6 million for the six months ended July 3, 2009. The accretion related to a debt discount and deferred financing fees that were written off in the fourth quarter of 2009 as part of our bankruptcy filing.

•

Cash provided by operations as a result of net changes in our operating assets and liabilities totaled $3.5 million during the six months ended July 2, 2010, as compared to cash used in operating activities of $6.8 million during the six months ended July 3, 2009.

•	An increase in our accounts receivable balance during the six months ended July 2, 2010 used $5.0 million, compared to cash provided of $8.7 million during the six months ended July 3, 2009.

•

The net change to deferred revenue and related deferred cost of goods sold resulted in a $15.6 million use of cash during the six months ended July 2, 2010, compared to $12.3 million during the six months ended July 3, 2009.

•

A increase in accounts payable and accrued expenses, which included the deferral of interest payments on our $210.0 million debt, provided cash of $23.6 million during the six months ended July 2, 2010, compared to usage of $10.4 million during the six months ended July 3, 2009. The usage in 2009 was attributable to an $11.3 million interest payment on the debt, payments for professional fees, and deferred compensation payments.

•	Tax refunds during the six months ended July 2, 2010 were $1.8 million, as compared to $7.4 million for the six months ended July 3, 2009.

Our discontinued operations used $0.1 million during the six months ended July 3, 2009, with no comparable amounts for the six months ended July 2, 2010.

Cash provided by investing activities was $10.2 million during the six months ended July 2, 2010, compared to $13.2 million during the six months ended July 3, 2009.

•

We sold $13.0 million in par value auction rate securities for proceeds of $11.4 million during the six months ended July 2, 2010, compared to sales of $15.2 million in par value auction rate securities for proceeds of $13.3 million during the six months ended July 3, 2009.

•	We used $1.2 million of cash during the six months ended July 2, 2010 for capital expenditures, compared to $0.5 million during the six months ended July 3, 2009.

•	We received proceeds of $0.4 million on the sale of assets held for sale in the U.K during the six months ended July 3, 2009, with no comparable amount for 2010.

Cash used in financing activities related to payments made for debt issuances costs and totaled $0.5 million during the six months ended July 2, 2010, with no comparable amounts for the six months ended July 3, 2009.

In addition to cash flows from operating and investing activities, exchange rate changes resulted in a decrease of $0.2 million in our cash balances during the six months ended July 2, 2010, compared to less than $0.1 million during the six months ended July 3, 2009.

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

The 2008 Senior Notes pay interest semi-annually on February 15th and August 15th and mature in August 2013. The 2008 Senior Note Indenture contained covenants that restricted our ability to incur additional indebtedness, pay dividends, create liens, make investments, sell assets, repurchase securities, or engage in specified transactions with affiliates. As discussed in Note 1 to Consolidated Financial Statements, GSIG and two of its wholly-owned United States subsidiaries filed for bankruptcy on November 20, 2009. Accordingly, the 2008 Senior Notes are classified as a liability subject to compromise in our accompanying consolidated balance sheets as of July 2, 2010 and December 31, 2009. As described in Note 15 to Consolidated Financial Statements, the 2008 Senior Notes were cancelled upon our emergence from bankruptcy in exchange for the issuance of our common shares, New Notes, and a payment in cash.

Also, while operating in bankruptcy, we deferred our interest payments on the 2008 Senior Notes until emergence from bankruptcy on July 23, 2010. Accrued interest totaled $20.2 million and $8.6 million in the aggregate on our accompanying consolidated balance sheets as of July 2, 2010 and December 31, 2009, respectively. We did not make any interest payments during the six months ended July 2, 2010, compared with payments of $11.3 million during the six months ended July 3, 2009. See Notes 1, 2, 6, and 15 to Consolidated Financial Statements for further information about the 2008 Senior Notes.

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

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Historically, our contractual obligations have primarily consisted of the 2008 Senior Notes, operating leases, purchase commitments and pension obligations. Through July 2, 2010, we had not entered into any new material or modified contractual obligations since the end of the fiscal year ended December 31, 2009, with the exception of the lease modification discussed below.

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

Off-Balance Sheet Arrangements

Through July 2, 2010, we had not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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

Our primary market risk exposures are foreign currency exchange rate fluctuation and interest rate sensitivity. During the six months ended July 2, 2010, there have been no material changes to the information included under 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on October 1, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as of July 2, 2010, the end of the period covered by this report. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of July 2, 2010 to provide reasonable assurance that information required to be disclosed by us, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, because of the following material weaknesses in our internal control over financial reporting, which is more fully described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein, which have not been remediated as of July 2, 2010:

•	Inadequate and ineffective controls over the corporate financial statement close process

•	Inadequate and ineffective controls over the recognition of Semiconductor Systems revenue

Changes in Internal Control Over Financial Reporting

We are taking corrective actions to remediate the material weaknesses listed above, including remediation actions described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein. However, as of July 2, 2010, we have not completed the remediation of the above material weaknesses.

Other than as noted above, there has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended July 2, 2010 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	7/23/10

10.1	Restructuring Plan Support Agreement, by and among the Registrant, GSI Group Corporation, MES International, Inc., the Equity Committee, the Equity Holders, and the Noteholders, dated as of May 14, 2010.	8-K	000-25705	10.1	5/18/10

10.2	Backstop Commitment Agreement, by and among the Registrant and the investors indentified on Schedule I thereto, dated as of May 14, 2010.	8-K	000-25705	10.2	5/18/10

10.3	Engagement Letter between the Registrant, GSI Group Corporation, MES International, Inc. and FTI Consulting, Inc., dated as of May 6, 2010.	8-K	000-25705	10.3	5/18/10

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.4†	Separation and Release Agreement, by and between the Registrant and Sergio Edelstein, dated as of May 24, 2010.	8-K	000-25705	10.1	5/28/10

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

†	This exhibit constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GSI Group Inc. (Registrant)

Name	Title	Date

/S/ MICHAEL E. KATZENSTEIN Michael E. Katzenstein	Director, Principal Executive Officer	December 13, 2010

/S/ GLENN E. DAVIS Glenn E. Davis	Principal Financial Officer and Principal Accounting Officer	December 13, 2010

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	7/23/10

10.1	Restructuring Plan Support Agreement, by and among the Registrant, GSI Group Corporation, MES International, Inc., the Equity Committee, the Equity Holders, and the Noteholders, dated as of May 14, 2010.	8-K	000-25705	10.1	5/18/10

10.2	Backstop Commitment Agreement, by and among the Registrant and the investors indentified on Schedule I thereto, dated as of May 14, 2010.	8-K	000-25705	10.2	5/18/10

10.3	Engagement Letter between the Registrant, GSI Group Corporation, MES International, Inc. and FTI Consulting, Inc., dated as of May 6, 2010.	8-K	000-25705	10.3	5/18/10

10.4†	Separation and Release Agreement, by and between the Registrant and Sergio Edelstein, dated as of May 24, 2010.	8-K	000-25705	10.1	5/28/10

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

†	This exhibit constitutes a management contract, compensatory plan, or arrangement.