Form 10-Q
period 2010-10-01
GSI GROUP INC
filed 2010-12-13
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

As of October 31, 2010, there were 100,026,395 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

(Unaudited)

	October 1, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$53,938	$63,328
Accounts receivable, net of allowance of $734 and $1,776, respectively	57,508	47,037
Income taxes receivable	22,808	24,192
Inventories	67,727	65,596
Deferred tax assets	6,515	6,370
Deferred cost of goods sold	7,205	30,070
Prepaid expenses and other current assets	4,848	5,479

Total current assets	220,549	242,072
Property, plant and equipment, net of accumulated depreciation and amortization of $53,519 and $49,227, respectively	46,738	49,502
Deferred tax assets	23,232	22,876
Investments in auction rate securities	—	11,272
Other assets	4,833	4,983
Intangible assets, net	55,215	61,509
Goodwill	44,578	44,578

Total Assets	$395,145	$436,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$26,894	$13,430
Income taxes payable	1,567	518
Accrued compensation and benefits	7,090	5,084
Deferred revenue	15,621	55,755
Deferred tax liabilities	829	831
Other accrued expenses	14,952	14,234

Total current liabilities	66,953	89,852
Debt (Note 6)	107,040	—
Deferred revenue	380	—
Deferred tax liabilities	25,925	25,848
Accrued restructuring, net of current portion	666	1,256
Income taxes payable	6,271	6,088
Accrued pension liability	3,710	4,838
Other liabilities	2,752	4,039

Total long term liabilities	146,744	42,069
Liabilities subject to compromise	—	220,560

Total liabilities	213,697	352,481
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 100,026,395 and 47,843,229 respectively	423,856	330,896
Additional paid-in capital	14,548	12,610
Accumulated deficit	(254,991)	(256,046)
Accumulated other comprehensive loss	(2,269)	(3,430)

Total GSI Group Inc. stockholders’ equity	181,144	84,030
Noncontrolling interest	304	281

Total stockholders’ equity	181,448	84,311

Total Liabilities and Stockholders’ Equity	$395,145	$436,792

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Sales	$91,545	$55,067	$291,897	$181,879
Cost of goods sold	50,601	32,768	163,859	111,528

Gross profit	40,944	22,299	128,038	70,351

Operating expenses:
Research and development and engineering	7,260	6,472	22,024	21,473
Selling, general and administrative	20,650	14,840	55,795	44,279
Amortization of purchased intangible assets	1,108	1,438	3,362	4,658
Restructuring, restatement related costs and other	336	3,410	2,015	14,800
Pre-petition and post-emergence professional fees	481	2,222	481	4,172

Total operating expenses	29,835	28,382	83,677	89,382

Income (loss) from operations	11,109	(6,083)	44,361	(19,031)
Interest income	20	38	70	267
Interest expense	(4,424)	(7,105)	(15,979)	(21,336)
Foreign exchange transaction gains (losses)	(449)	239	(186)	(1,102)
Other income (expense), net	410	(745)	2,096	(583)

Income (loss) from continuing operations before reorganization items and income taxes	6,666	(13,656)	30,362	(41,785)
Reorganization items	(5,909)	—	(26,156)	—

Income (loss) from continuing operations before income taxes	757	(13,656)	4,206	(41,785)
Income tax provision (benefit)	665	(739)	3,128	(2,395)

Income (loss) from continuing operations	92	(12,917)	1,078	(39,390)
Loss from discontinued operations, net of tax	—	—	—	(132)

Consolidated net income (loss)	92	(12,917)	1,078	(39,522)
Less: Net (income) loss attributable to noncontrolling interest	29	(49)	(23)	(44)

Net income (loss) attributable to GSI Group Inc.	$121	$(12,966)	$1,055	$(39,566)

Income (loss) from continuing operations attributable to GSI Group Inc. per common share:
Basic	$0.00	$(0.27)	$0.02	$(0.83)
Diluted	$0.00	$(0.27)	$0.02	$(0.83)
Loss from discontinued operations attributable to GSI Group, Inc. per common share:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net income (loss) attributable to GSI Group Inc. per common share:
Basic	$0.00	$(0.27)	$0.02	$(0.83)
Diluted	$0.00	$(0.27)	$0.02	$(0.83)

Weighted average common shares outstanding—basic	88,652	47,822	61,420	47,715
Weighted average common shares outstanding—diluted	88,696	47,822	61,476	47,715

Amounts attributable to GSI Group Inc.:
Income (loss) from continuing operations	$121	$(12,966)	$1,055	$(39,434)
Loss from discontinued operations	—	—	—	(132)

Net income (loss)	$121	$(12,966)	$1,055	$(39,566)

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	October 1, 2010	October 2, 2009
Cash flows from operating activities:
Consolidated net income (loss)	$1,078	$(39,522)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss from operations of discontinued operations	—	132
Depreciation and amortization	11,661	13,505
Provision for uncollectible receivables	(431)	490
Provision for inventory obsolescence	4,894	1,461
Step-up value of acquired inventory sold	—	139
Share based compensation	1,764	1,746
Deferred income taxes	(142)	(644)
Earnings from equity investment	(1,073)	(363)
Loss (gain) on sale of property and assets	67	(225)
Gain on sale of auction rate securities	(988)	(1,832)
Non-cash interest expense	341	3,928
Non-cash restructuring charges	57	56
Changes in operating assets and liabilities:
Accounts receivable	(7,356)	6,225
Inventories	(7,038)	2,856
Deferred cost of goods sold	22,865	9,780
Prepaid expenses and other current assets	583	1,377
Deferred revenue	(39,754)	(20,695)
Deferred rent	(572)	(238)
Accounts payable, accrued expenses and income taxes receivable and payable	6,939	(6,353)
Changes in other non-current assets and liabilities	(788)	(1,080)
Cash used in operating activities of discontinued operations	—	(132)

Cash used in operating activities	(7,893)	(29,389)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,933)	(872)
Proceeds from the sale of auction rate securities	11,408	13,564
Proceeds from the sale of property, plant and equipment	—	560

Cash provided by investing activities	9,475	13,252
Cash flows from financing activities:
Proceeds from Rights Offering	64,889	—
Repayments of 2008 Senior Notes	(74,889)	—
Payments for debt issuance costs	(1,483)	—

Cash used in financing activities	(11,483)	—
Effect of exchange rates on cash and cash equivalents	511	352

Decrease in cash and cash equivalents	(9,390)	(15,785)
Cash and cash equivalents, beginning of period	63,328	69,001

Cash and cash equivalents, end of period	$53,938	$53,216

Supplemental disclosure of cash flow information:
Cash paid for reorganization items	$25,400	$—
Cash paid for interest	$22,620	$22,800
Cash paid for income taxes	$910	$791
Income tax refunds received	$1,753	$7,442
Supplemental disclosure of non cash investing activity:
Auction rate securities	$—	$1,380
Supplemental disclosure of non cash financing activity:
Exchange of debt for common shares	$28,071	$—
Debt issuance costs	$82	$—

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

On July 23, 2010 (the “Effective Date”) the Debtors consummated their reorganization through a series of transactions contemplated by the Final Chapter 11 Plan, and the Final Chapter 11 Plan became effective pursuant to its terms. Refer to Note 2 to Consolidated Financial Statements for additional information concerning the Chapter 11 Cases including a description of material agreements the Company entered into on the Effective Date pursuant to the terms of the Final Chapter 11 Plan.

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

2. Bankruptcy Disclosures

As discussed in Note 1 to Consolidated Financial Statements, GSIG and two of its United States subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On May 27, 2010, the Bankruptcy Court entered an order confirming and approving the Final Chapter 11 Plan for the Debtors and the Final Chapter 11 Plan became effective and the transactions contemplated under the Final Chapter 11 Plan were consummated on July 23, 2010. Presented below is information concerning liabilities subject to compromise under the Final Chapter 11 Plan, pre-petition and post-emergence professional fees and reorganization items.

The Company has prepared the accompanying consolidated financial statements in accordance with Accounting Standard Codification (“ASC”) 852, “Reorganizations” and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ASC 852 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the businesses are reported separately in the financial statements. All such costs are reported in reorganization items in the accompanying consolidated statements of operations for the three and nine months ended October 1, 2010.

Summary of Emergence

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

Equity Transactions

On the Effective Date, the Company issued an aggregate of 100,002,179 post-emergence new common shares (“New Common Shares”) pursuant to the Final Chapter 11 Plan. Consistent with the Confirmation Order and applicable law, the Company relied on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), the issuance of such New Common Shares. The New Common Shares were issued as a result of the following transactions:

•

Rights offering: The Company conducted a rights offering (the “Rights Offering”) in which the Company offered for sale to existing shareholders up to a maximum of $85 million of its common shares to be issued upon emergence from bankruptcy at a purchase price per share of $1.80 (the “Price Per Share”). As provided in the Final Chapter 11 Plan, the cash proceeds from the rights offering were used to pay down the Company’s $210.0 million of 11% unsecured senior notes due 2013 (the “2008 Senior Notes”). As such, 37,756,069 of the Company’s common shares were subscribed for a total subscription price of $67,960,924. Of the total common shares subscribed for in the rights offering, $64,889,486 were subscribed for by payment in cash and $3,071,438 were subscribed for by exchange of the 2008 Senior Notes. As a result of the rights offering and the shares issued pursuant to the backstop commitment described below, the Company’s shareholders prior to the emergence from bankruptcy retained approximately 86.1% of the Company’s capital stock following emergence (subject to the distribution of shares placed in reserve pending resolution of certain litigation matters unrelated to the Chapter 11 Cases). The remaining 13.9% of the Company’s capital stock was issued to the holders of the 2008 Senior Notes in partial exchange of such notes and pursuant to the commitment of certain holders to backstop the Rights Offering.

•

Backstop commitment: Pursuant to the Final Chapter 11 Plan, and subject to the terms and conditions of a Backstop Commitment Agreement, certain note holders agreed to backstop the entire rights offering. Regardless of the number of shares purchased in the rights offering, the backstop investors agreed to purchase a minimum of $20 million of common shares by exchanging the principal amount of their 2008 Senior Notes for common shares at the Price Per Share. Because the difference between the total amount of the shares offered and the shares subscribed for in the rights offering was less than $20 million, 11,111,111 common shares for a total of the backstop commitment amount of $20 million were issued pursuant to the backstop commitment. In addition, the backstop investors who agreed to backstop the rights offering received a cash backstop fee of $4.2 million, which represented 5% of the $85 million maximum proceeds from the offering. The backstop fee is reflected in reorganization items in the accompanying consolidated statements of operations for the three and nine months ended October 1, 2010.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Debt Transactions

Upon the Company’s emergence from bankruptcy, the Company consummated a series of transactions that reduced its outstanding debt from $210.0 million under the 2008 Senior Notes to $107.0 million. The Company reduced its debt by making cash payments of $74.9 million and exchanging debt for common shares totaling $28.1 million. The remaining $107.0 million of 2008 Senior Notes were cancelled and replaced by the 12.25% Senior Secured PIK Election Notes due July 23, 2014 (the “New Notes”) issued under that certain indenture (the “New Indenture”), by and among GSI US, as issuer, the Mellon Trust Company, N.A., as trustee (the “Trustee”). Refer to Note 6 of Consolidated Financial Statements for further discussion regarding the $107.0 million of New Notes that were issued upon emergence from bankruptcy.

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

On the Effective Date and in connection with the New Notes, GSI US entered into a Security Agreement (the “Security Agreement”) with the Guarantors, as defined in the New Indenture, and the Trustee, as collateral agent thereunder, pursuant to which GSI US and the Guarantors, as grantors under the Security Agreement, provided for the grant of a first priority perfected security interest in all (except as otherwise provided therein) of the U.S. property and assets of GSI US and each Guarantor to secure GSI US’s obligations under the New Indenture and the New Notes and each Guarantor’s obligations under the New Indenture.

Liabilities Subject to Compromise

Certain pre-petition liabilities and indebtedness were subject to compromise under the Chapter 11 Plan and were reported at amounts allowed or expected to be allowed by the Bankruptcy Court. A summary of liabilities subject to compromise reflected in the consolidated balance sheets as of October 1, 2010 and December 31, 2009, is shown below (in thousands):

	October 1, 2010	December 31, 2009
2008 Senior Notes	$—	$210,000
Accrued interest on 2008 Senior Notes	—	6,001
Other	—	4,559

Total	$—	$220,560

All pre-petition claims were considered liabilities subject to compromise as of December 31, 2009. As discussed above, portions of the 2008 Senior Notes were repaid, exchanged for common shares, and exchanged for the New Notes. Accrued interest on the 2008 Senior Notes was paid upon emergence from bankruptcy. All other liabilities subject to compromise outstanding as of October 1, 2010 have been paid or were reinstated to the appropriate liability classification on the accompanying consolidated balance sheet.

Pre-Petition and Post-Emergence Professional Fees

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

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Professional fees	$—	$2,222	$—	$4,172

Total	$—	$2,222	$—	$4,172

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Post-emergence professional fees represent costs incurred subsequent to bankruptcy emergence for financial and legal advisors to assist with matters in finalizing the bankruptcy process. Post-emergence professional fees incurred were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Professional fees	$481	$—	$481	$—

Total	$481	$—	$481	$—

Reorganization Items

Reorganization items represent expense or income amounts that were recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items were incurred starting with the date of the bankruptcy filing through the date of bankruptcy emergence. Reorganization items were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Professional fees	$1,270	$—	$21,425	$—
Other	4,639	—	4,731	—

Total	$5,909	$—	$26,156	$—

The other amount primarily includes $4.2 million related to a fee paid by the Company to certain of the noteholders to ensure that at least $20 million of the Company’s common shares were issued in connection with the Company’s rights offering pursuant to a backstop commitment. Additionally, the other amount includes $0.4 million related to an insurance premium incurred by the Company with respect to liability insurance coverage for the members of the Company’s pre-emergence Board of Directors.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the consolidated financial statements and notes thereto as of and for the three and nine months ended October 1, 2010. The Company reclassified $1.1 million from inventories, prepaid expenses and other current assets, and accrued expenses to deferred cost of goods sold as of December 31, 2009. These reclassifications had no effect on the Company’s previously reported results of operations, financial position and cash flows.

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

Long-Term Investments

As of October 1, 2010, the Company had liquidated all of its previously held auction rate securities. As of December 31, 2009, the Company held auction rate securities, recorded at a fair value of $11.3 million, and with a par value of $13.0 million. These auction rate notes were student loans backed by the federal government and were privately insured. From July 4, 2009 through October 2, 2009, the Company recorded $0.6 million of other comprehensive income attributable to the change in unrealized gains relating to assets still held at October 2, 2009. From January 1, 2009 through October 2, 2009, the Company recorded $1.4 million of other comprehensive income attributable to the change in unrealized gains relating to assets still held at October 2, 2009.

No sales of the Company’s auction rate securities occurred during the three months ended October 1, 2010. During the three months ended October 2, 2009, the Company sold $0.3 million in par value of its auction rate securities valued at $0.2 million for $0.3 million in proceeds, which resulted in the recognition of realized gains of approximately $0.1 million related to the sale of these securities. During the nine months ended October 1, 2010, the Company sold $13.0 million in par value of its auction rate securities valued at $10.4 million for $11.4 million in proceeds, which resulted in the recognition of realized gains of $1.0 million related to the sale of these securities. During the nine months ended October 2, 2009, the Company sold $15.5 million in par value of its auction rate securities valued at $11.7 million for $13.6 million in proceeds, which resulted in the recognition of realized gains of approximately $1.9 million related to the sale of these securities. The gains realized upon the sale of the auction rate securities are recorded in other income (expense), net in the accompanying consolidated statements of operations for the three and nine months ended October 1, 2010 and October 2, 2009. The

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company determines the cost of a security sold and the amount to be reclassified out of accumulated other comprehensive income (loss) into earnings based on the specific identification method. During the three months ended October 1, 2010, no amounts were reclassified out of accumulated other comprehensive income (loss) into earnings related to the sale of the Company’s auction rate securities. During the nine months ended October 1, 2010, the Company reclassified $0.6 million out of accumulated other comprehensive income (loss) into earnings related to the sale of the Company’s auction rate securities. During the three months ended October 2, 2009, no amounts were reclassified out of accumulated other comprehensive income (loss) into earnings related to the sale of the Company’s auction rate securities. During the nine months ended October 2, 2009, the Company reclassified $0.4 million out of accumulated other comprehensive income (loss) into earnings related to the sale of the Company’s auction rate securities.

At October 1, 2010 and December 31, 2009, the Company had a 25.1% equity investment in a privately held company located in the United Kingdom, valued at $2.5 million and $1.4 million at October 1, 2010 and December 31, 2009, respectively, and included in other assets in the accompanying consolidated balance sheets. The Company uses the equity method to record the results of this entity. In relation to this investment, the Company recognized income of $0.5 million and $0.1 million for the three months ended October 1, 2010 and October 2, 2009, respectively, which are included in other income (expense), net in the accompanying consolidated statements of operations. In relation to this investment, the Company recognized income of $1.1 million and $0.4 million for the nine months ended October 1, 2010 and October 2, 2009, respectively, which are included in other income (expense), net in the accompanying consolidated statements of operations.

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

On January 1, 2009, the Company implemented the guidance in ASC 820 related to all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. However, no significant nonrecurring fair value measurements were conducted during the three and nine months ended October 1, 2010 or October 2, 2009, other than the annual impairment test for goodwill and indefinite-lived intangible assets, for which no impairment loss was recognized.

The following table summarizes the Company’s assets and liabilities, as of October 1, 2010, that are measured at fair value on a recurring basis (in thousands):

	October 1, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash equivalents(1)	$8,298	$8,298	$—	$—

Total	$8,298	$8,298	$—	$—

(1)	Cash equivalents are valued at quoted market prices in active markets.

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

The following table summarizes the activity during the nine months ended October 1, 2010 with respect to the auction rate securities, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2009	$11,272
Sales	(11,408)
Gross realized gains, included in other income (expense), net	988
Reclassifications out of accumulated other comprehensive income	(852)

Balance at October 1, 2010	$—

See Note 6 to Consolidated Financial Statements for discussion of the estimated fair value of the Company’s New Notes.

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

The Company undertakes a review of its property, plant and equipment carrying values whenever events or circumstances indicate that the carrying amounts may not be recoverable. The Company relies on the guidance included in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” when conducting these reviews. No impairment charges related to property, plant and equipment were recorded during the three and nine months ended October 1, 2010 or October 2, 2009.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2010 noting no impairment. No impairment charges were recorded during the three and nine months ended October 1, 2010 or October 2, 2009.

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

The Company has significant deferred revenue included in its accompanying consolidated balance sheets, with balances (including both current and long-term amounts) of $16.0 million and $55.8 million as of October 1, 2010 and December 31, 2009, respectively. A significant majority of these amounts relate to arrangements whereby the entire arrangement has been accounted for as deferred revenue, as there is no fair value for one or more of the undelivered elements. Upon the final delivery of the undelivered element(s) of the arrangement, the revenue will be recorded for that arrangement. To a much lesser extent, the deferred revenue balances relate to either: (a) the unrecognized portion of a multiple element arrangements that is being recognized into revenue over a ratable basis as associated services are performed; (b) arrangements not currently recognizable due to the arrangement not being fixed and determinable at its inception; (c) the future amortization to revenue of extended warranty contracts and preventative maintenance plans; (d) revenue deferrals for product shipments with FOB destination shipping terms; and (e) deposits from customers against future orders. The classification of deferred revenue, and deferred cost of goods sold, is based on the Company’s expectations relative to when the revenue will be recognized, based on facts known to the Company as of the date its financial statements are released.

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

Pre-Petition and Post-Emergence Professional Fees

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

Post-emergence professional fees represent costs incurred subsequent to bankruptcy emergence for financial and legal advisors to assist with matters in finalizing the bankruptcy process.

Accumulated Other Comprehensive Loss

The following table provides the details of accumulated other comprehensive loss at (in thousands):

	October 1, 2010	December 31, 2009
Foreign currency translation adjustments	$3,389	$1,867
Unrealized gain on auction rate securities, net of tax	—	568
Pension liability, net of tax	(5,658)	(5,865)

Total accumulated other comprehensive loss	$(2,269)	$(3,430)

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Comprehensive Income (loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Consolidated net income (loss)	$92	$(12,917)	$1,078	$(39,522)
Foreign currency translation adjustments (1)	3,778	1,655	1,522	4,066
Unrealized gain on auction rate securities, net of tax	—	610	(568)	1,376
Pension liability, net of tax	72	56	207	(1,367)

Consolidated comprehensive income (loss)	$3,942	$(10,596)	$2,239	$(35,447)
Less: Comprehensive (income) loss attributable to noncontrolling interest	29	(49)	(23)	(44)

Comprehensive income (loss) attributable to GSI Group Inc.	$3,971	$(10,645)	$2,216	$(35,491)

(1)	The foreign currency translation adjustments are primarily related to the movement in the British Pound, Japanese Yen and European Union Euro.

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

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Weighted average common shares outstanding - basic	88,652	47,822	61,420	47,715
Dilutive potential common shares (1)	44	—	56	—

Weighted average common shares outstanding - diluted	88,696	47,822	61,476	47,715

Excluded from diluted common shares calculation - stock options and restricted stock that are anti-dilutive	292	954	669	1,278

(1)	Due to the Company’s net loss position for the three and nine months ended October 2, 2009, all potentially dilutive shares are excluded as their effect would have been anti-dilutive.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

4. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. There were no changes in the carrying amount of goodwill during the nine months ended October 1, 2010. Goodwill by reportable segment is as follows (in thousands):

	Reportable Segment
	Excel	Precision Technology	Total
Balance at December 31, 2009	$35,333	$9,245	$44,578

Balance at October 1, 2010	$35,333	$9,245	$44,578

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intangible Assets

As of October 1, 2010, intangible assets consisted of the following (in thousands):

	October 1, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$61,417	$(42,681)	$18,736	5.7
Customer relationships	33,120	(13,516)	19,604	8.6
Customer backlog	2,355	(2,355)	—	—
Non-compete agreements	4,869	(3,672)	1,197	0.9
Trademarks, trade names and other	5,732	(3,081)	2,651	8.5

Amortizable intangible assets	107,493	(65,305)	42,188	7.1

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Totals	$120,520	$(65,305)	$55,215

As of December 31, 2009, intangible assets consisted of the following (in thousands):

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$61,463	$(39,807)	$21,656	6.4
Customer relationships	33,121	(11,516)	21,605	9.3
Customer backlog	2,355	(2,355)	—	—
Non-compete agreements	4,870	(2,543)	2,327	1.6
Trademarks, trade names and other	5,746	(2,852)	2,894	9.2

Amortizable intangible assets	107,555	(59,073)	48,482	7.6

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Totals	$120,582	$(59,073)	$61,509

All definite-lived intangible assets are amortized on a straight-line basis over their remaining life. Amortization expense for customer relationships, customer backlog, non-compete agreements and definite-lived trademarks, trade names and other is included in operating expenses in the accompanying consolidated statements of operations and was $1.1 million and $1.4 million for the three months ended October 1, 2010 and October 2, 2009, respectively, and $3.4 million and $4.6 million for the nine months ended October 1, 2010 and October 2, 2009, respectively. Amortization expense for the patents and acquired technology is included in cost of goods sold in the accompanying consolidated statements of operations and was $1.0 million for the three months ended October 1, 2010 and October 2, 2009, and $2.9 million for the nine months ended October 1, 2010 and October 2, 2009.

Estimated amortization expense for each succeeding period after October 1, 2010 is as follows (in thousands):

Year Ending December 31,	Cost of Goods Sold	Operating Expenses	Total
2010 (3 months from October 1, 2010)	$970	$1,074	$2,044
2011	3,837	3,519	7,356
2012	3,165	2,650	5,815
2013	3,165	2,650	5,815
2014	3,165	2,563	5,728
Thereafter	4,434	10,996	15,430

Total	$18,736	$23,452	$42,188

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated:

Inventories

	October 1, 2010	December 31, 2009
	(In thousands)
Raw materials	$37,625	$34,982
Work-in-process	16,424	14,905
Finished goods	11,404	11,116
Demo inventory	1,349	3,751
Consigned inventory	925	842

Total inventories	$67,727	$65,596

Prepaid Expenses and Other Current Assets

	October 1, 2010	December 31, 2009
	(In thousands)
Prepaid expenses	$2,530	$3,830
Other current assets	2,318	1,649

Total	$4,848	$5,479

Other Accrued Expenses

	October 1, 2010	December 31, 2009
	(In thousands)
Accrued interest	$1,639	$2,631
Accrued warranty	3,823	3,140
Accrued professional fees	2,511	3,143
Accrued third party sales commissions	311	266
Customer deposits	952	1,112
Accrued restructuring, current portion	1,059	1,194
Accrued litigation settlements	—	403
Deferred rent, current portion	1,325	343
Other	3,332	2,002

Total	$14,952	$14,234

Accrued Warranty

	October 1, 2010	October 2, 2009
	(In thousands)
Balance at beginning of the year	$3,140	$3,793
Charged to costs and expenses	3,062	1,369
Use of provision	(2,387)	(2,137)
Foreign currency exchange rate changes	8	107

Balance at end of period	$3,823	$3,132

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Liabilities

	October 1, 2010	December 31, 2009
	(In thousands)
Deferred rent	$2,484	$4,039
Accrued PIK Notes (Note 6)	268	—

Total	$2,752	$4,039

6. Debt

12.25% Senior Secured PIK Election Notes

On the Effective Date, GSI US issued $107.0 million in aggregate principal amount of New Notes, which mature on July 23, 2014, pursuant to that certain Indenture, by and among GSI US, as issuer (the “Issuer”), the Guarantors named therein (including the GSIG and MES) and The Bank of New York Mellon Trust Company, N.A., as trustee.

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

Interest expense on the New Notes for the three months ended October 1, 2010 was $2.8 million, including $0.3 million related to accrued PIK notes, which have been classified in other liabilities in the accompanying consolidated balance sheet as of October 1, 2010.

Deferred Financing Costs

In connection with the issuance of the New Notes, the Company capitalized $1.6 million in deferred financing costs, which are included in other assets in the accompanying consolidated balance sheet as of October 1, 2010. These deferred financing costs are being amortized to interest expense over the four year contractual term of the New Notes. As of October 1, 2010, the unamortized portion of the deferred financing costs was $1.5 million. Interest expense related to the amortization of the deferred financing costs for the three months ended October 1, 2010 was $0.1 million.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Guarantees

Each Guarantor, as defined in the New Indenture, jointly and severally, unconditionally guarantees (each a “Note Guarantee” and collectively the “Note Guarantees”) the due and punctual payment of the principal of and interest on the New Notes, when due and payable, whether at maturity, by acceleration or otherwise, the due and punctual payment of interest on the overdue principal of and interest on the Note Notes, the due and punctual payment of all other Obligations, as defined in the New Indenture, and the due and punctual performance of all obligations of the Company in accordance with the terms of the New Indenture. Furthermore, each Guarantor, as defined in the New Indenture, jointly and severally, unconditionally guarantees that in the event of any extension of time of payment or renewal of any of the New Notes or any of such other Obligations, as defined in the New Indenture, with respect to the New Notes, amounts due will be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, at stated maturity, by acceleration or otherwise.

The obligations of each Guarantor are limited to the maximum amount as will, after giving effect to all other contingent and fixed liabilities of such Guarantor and after giving effect to any collections from or payments made by or on behalf of any other Guarantor in respect of the obligations of the Company or such other Guarantor under its Note Guarantee or pursuant to its contribution obligations under the New Indenture, result in the obligations of the Company or such Guarantor under its Note Guarantee not constituting a fraudulent conveyance or fraudulent transfer under federal or state law. Each Guarantor that makes a payment or distribution under a Note Guarantee is entitled to a contribution from each other Guarantor in a pro rata amount based on the Adjusted Net Assets, as defined, of each Guarantor. The Note Guarantees will continue to be effective or be reinstated, as the case may be, if at any time any payment of any of the obligations of the Guarantors is rescinded or must otherwise be returned upon the insolvency, bankruptcy or reorganization of the Company, a Guarantor or otherwise, all as though such payment had not been made.

Each Guarantor may be released from its obligations under its respective Note Guarantee and its obligations under the New Indenture upon the occurrence of certain events, including, but not limited to: (i) sale or other disposition of all or substantially all assets of such Guarantor, (ii) designation of such Guarantor as an Unrestricted Subsidiary, as defined in the New Indenture, or termination of such Guarantor’s designation as a Restricted Subsidiary, as defined in the New Indenture, and (iii) satisfaction and discharge of the New Indenture or payment in full of the principal, accrued and unpaid interest on the New Notes, and all other Obligations, as defined in the New Indenture.

As of October 1, 2010, the maximum potential amount of future payments the Guarantors could be required to make under the Note Guarantees is the principal amount of the New Notes plus all unpaid, but accrued interest thereon, including all PIK and Default Rate interest. However, as of October 1, 2010, the Guarantors are not expected to be required to perform under the Note Guarantees.

Security Agreement

On the Effective Date and in connection with the New Indenture, GSI US entered into a Security Agreement (the “Security Agreement”) with the Guarantors and the Trustee, as collateral agent thereunder, pursuant to which GSI US and the Guarantors, as grantors under the Security Agreement, provided for the grant of a first priority perfected security interest in all (except as otherwise provided therein) of the U.S. property and assets of GSI US and each Guarantor to secure GSI US’s obligations under the New Indenture and the New Notes and each Guarantor’s obligations under the New Indenture, including pledges of up to 66 2/3% of the stock of the foreign subsidiaries held by GSI US and the respective Guarantors.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

2008 Senior Notes

On August 20, 2008 (the “Closing Date”), the Company issued to various investors $210.0 million of 11% unsecured senior notes due 2013 pursuant to the terms of an indenture (the “2008 Senior Note Indenture”), along with detachable warrants (the “Warrants”) for the purchase of 5,882,520 of the Company’s common shares, for collective net proceeds to the Company of $203.5 million. The proceeds were used to fund a portion of the Company’s acquisition of Excel, and the 2008 Senior Notes carried a fixed interest rate of 11.0%. The Warrants were net exercised by the holders in October 2008, in exchange for 5,858,495 common shares of the Company. The Company ascribed a fair value to the Warrants in the amount of $26.3 million as of the Closing Date and recognized this amount as debt discount that was being amortized over the term of the 2008 Senior Notes. The fair value was based upon the Black-Scholes option pricing model, assuming a risk-free interest rate of 3.0%, an expected term of 5.0 years, a volatility rate of 85.0% and a 0.0% dividend yield. In addition, the Company incurred $6.5 million in issuance fees.

As discussed in Note 1 to Consolidated Financial Statements, GSIG and two of its wholly-owned United States subsidiaries filed for bankruptcy on November 20, 2009. Accordingly, the 2008 Senior Notes were classified as a liability subject to compromise in accordance with ASC 852 in the Company’s accompanying consolidated balance sheet as of December 31, 2009, until the Company’s emergence from bankruptcy on July 23, 2010.

In accordance with the reclassification of the 2008 Senior Notes after the November 20, 2009 bankruptcy filing to liabilities subject to compromise, the Company recorded write-offs related to the remaining unamortized portion of the discount attributable to the Warrants and deferred debt financing costs in order to record the 2008 Senior Notes at the expected amount of the allowed claims. On November 20, 2009, the aggregate amount of the write-off related to the remaining unamortized portion of the discount attributable to the Warrants totaled $21.4 million, while the write-off related to the remaining unamortized portion of the deferred debt financing costs totaled $4.9 million. Both the write-off related to the remaining unamortized portion of the debt discount attributable to the Warrants and the write-off related to the deferred debt financing costs were recorded as reorganization items during the quarter ended December 31, 2009. For the three months ended October 1, 2010 and October 2, 2009, the total amount recorded to interest expense, including accretion of the debt discount attributable to the Warrants and amortization of the debt issuance costs during 2009, was $1.5 million and $7.1 million, respectively. For the nine months ended October 1, 2010 and October 2, 2009, the total amount recorded to interest expense, including accretion of the debt discount attributable to the Warrants and amortization of the debt issuance costs during 2009, was $13.1 million and $21.3 million, respectively.

During the third quarter of 2008, the Company failed to timely file its annual and quarterly reports. Pursuant to a Registration Rights Agreement (the “RRA”) with the Warrant holders, the Company notified the Warrant holders that it was indefinitely suspending its registration statement on Form S-3. Under the RRA, monetary penalties accrued and were payable to the Warrant holders for failure to maintain an effective registration statement, subject to certain terms and conditions more specifically set forth therein. The Company incurred penalties under the RRA beginning in the fourth quarter of 2008 through the date of the Company’s filing for Chapter 11 bankruptcy protection on November 20, 2009. The Company had accrued the maximum penalty due under the RRA of $3.8 million, including $0.9 million and $2.8 million during the three and nine months ending October 2, 2009, respectively. However, as a result of the Company’s filing for Chapter 11 bankruptcy protection on November 20, 2009, the Company reversed the existing balance of the Warrant penalty accrual as part of its reclassification of the 2008 Senior Notes as liabilities subject to compromise.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Pursuant to the Final Chapter 11 Plan, on July 23, 2010 upon emergence from bankruptcy, $74.9 million of the 2008 Senior Notes were repaid in cash, $28.1 million were exchanged for approximately 15.6 million common shares, and the remaining $107.0 million were cancelled and replaced by the New Notes. In addition, the Company paid $21.7 million of accrued interest on the Effective Date, of which $6.0 million had been classified as a liability subject to compromise as of December 31, 2009 and $15.7 had accrued from November 20, 2009 to July 23, 2010.

Fair Value of Debt

The Company emerged from bankruptcy with $107.0 million of 12.25% Senior Secured PIK Election Notes which mature on July 23, 2014. Since the date of issuance of the 12.25% Senior Secured PIK Election Notes, the trading activity with respect to the 12.25% Senior Secured PIK Election Notes has been limited and at prices approximating the associated par value. Thus, although the actual value of the 12.25% Senior Secured PIK Election Notes may have varied materially if more significant trading had taken place, the Company estimates that the fair value of the 12.25% Senior Secured PIK Election Notes as of October 1, 2010 was its associated par value.

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

The amended and restated shareholder rights plan created a right (which is only triggered if a person or a control group acquires 20% or more of the Company’s issued and outstanding publicly traded common shares) for each shareholder, other than the acquiring person or its associates or affiliates, to acquire additional common shares of the Company at one-half of the then market price at the time of exercise. The net effect of an exercise is to dilute the prospective acquirer’s share position, and inhibits a change of control event unless the Rights Plan has been withdrawn or the buyer makes a bid that is permitted by the terms of the plan.

The Rights Plan was intended to give the Company’s Board of Directors more time and control over any sale process and increase the likelihood of maximizing shareholder value. The Rights Plan was cancelled in connection with the Company’s emergence from the Chapter 11 proceedings.

Stock Repurchase Plan

In December 2005, the Company’s Board of Directors authorized a stock repurchase program providing for the repurchase of up to $15.0 million in shares of the Company’s common shares. In February 2008, the Company’s Board of Directors authorized an increase in the stock repurchase program up to a total of $40.0 million. The Company repurchased and retired 772,467 shares, 816,830 shares, and 381,300 shares in 2008, 2007, and 2006, respectively, at an aggregate cost of $6.4 million, $7.8 million, and $3.8 million, respectively. The program was suspended in May 2008 as a result of the Company’s decision to acquire Excel. In connection with the Chapter 11 Cases, the stock repurchase program was cancelled. Accordingly, no amounts remain available for future Company purchases under this program as of July 23, 2010.

8. Share-Based Compensation

Prior to the Company’s emergence from bankruptcy, the Company had several share-based compensation plans, including the 2006 Equity Incentive Plan, under which stock-based grants could be issued and several other plans under which no new grants were to be made. The 2006 Equity Incentive Plan provided for grants of various stock-based awards including, but not limited to, stock options, stock appreciation rights and restricted stock. Since 2006, the Company had issued only restricted stock in the form of time and performance-based grants to senior executives, key employees and directors.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2006 Equity Incentive Plan

On May 15, 2006, shareholders of the Company approved the 2006 Equity Incentive Plan which provided for the sale or grant of various awards of, or the value of, the Company’s common shares including stock options, stock appreciation rights, restricted stock and performance shares and units, performance-based awards, and stock grants, to officers, directors, employees and certain consultants to the Company. The maximum number of shares of the Company’s common shares which could have been issued pursuant to the 2006 Equity Incentive Plan was 9,406,000 shares, including a 2,500,000 share increase as approved by the Company’s shareholders at the May 2008 annual meeting, and subject to adjustment in the event of certain corporate events and reduced by the number of shares already issued pursuant to awards under the Company’s 1992 and 1995 Equity Incentive Plans. The plan had a ten-year term. All unvested restricted stock awards and unexercised options to purchase shares of common stock related to the Company’s 2006 Equity Incentive Plan that were outstanding on the date of the Company’s emergence from bankruptcy were assumed by the reorganized Company upon emergence, other than those held by the Company’s directors who did not continue as members of the reorganized Company’s Board of Directors following emergence. Such assumed restricted stock awards and options will be honored by the Company as if they had originally been granted for the issuance of the Company’s post-emergence common shares. The Company’s 2006 Equity Incentive Plan was cancelled upon the Company’s emergence from bankruptcy. Accordingly, no shares remain available for future issuance under this plan as of July 23, 2010.

The Company recorded compensation expense related to restricted stock awards issued under the 2006 Equity Incentive Plan totaling $0.7 million and $0.4 million in the three month periods ended October 1, 2010 and October 2, 2009, respectively, and $1.8 million and $1.7 million in the nine month periods ended October 1, 2010 and October 2, 2009, respectively. Approximately $8,000 and $0.1 million of the compensation expense recognized during the three month periods ended October 1, 2010 and October 2, 2009, respectively and approximately $0.2 million and $0.1 million of the compensation expense recognized during the nine month periods ended October 1, 2010 and October 2, 2009, respectively, relates to awards that were accounted for as share-based liabilities under ASC 718 until settled, forfeited or reclassified. The share-based liabilities related to the Company’s obligations arising from its commitment to issue shares of restricted stock and common stock to the members of its pre-emergence Board of Directors as compensation for their services provided as members of the Company’s Board of Directors. In connection with the Company’s emergence from bankruptcy, such obligations were either settled through the issuance of common shares, forfeited due to the termination of service or reclassified to additional paid-in capital. Accordingly, no share-based liability remains as of October 1, 2010. As of December 31, 2009, the associated liability is reported within other accrued expenses in the accompanying consolidated balance sheet. The expense associated with the Company’s share-based liabilities is reported within selling, general and administrative expense in the accompanying consolidated statements of operations for the three and nine month periods ended October 1, 2010 and October 2, 2009. Approximately $0.4 million of the compensation expense recognized during the nine month period ended October 1, 2010 relates to expense recognized upon the acceleration of vesting of all outstanding but unvested restricted stock awards that had previously been granted to the Company’s former Chief Executive Officer as of the effective date of termination on May 25, 2010.

No issuances were made under the 2006 Equity Incentive Plan during the nine months ended October 1, 2010. Stock compensation expense is primarily included in selling, general, and administrative expenses, and as an increase to additional paid-in capital on the Company’s consolidated balance sheets. As the restricted stock is issuable to the holder, subject to vesting provisions, with no consideration payable by the holder, the grant date fair value per share is based on the quoted stock price on the date of the grant.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below summarizes activity relating to restricted stock awards issued under the 2006 Equity Incentive Plan:

	Restricted Stock Awards (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2009	410	$8.90
Granted	153	$2.30
Vested	(437)	$7.70
Forfeited	(31)	$6.49

Nonvested restricted stock at October 1, 2010	95	$4.58

The Company’s restricted stock awards consist of both time-based and performance-based awards. Based on the Company’s estimates of forfeitures of time-based awards, and estimates relative to performance-based awards’ vesting and forfeitures, the Company would record aggregate compensation expense of $0.2 million subsequent to October 1, 2010, over a weighted average life of 0.8 years.

Other Incentive Compensation Plans

Prior to the Company’s emergence from bankruptcy, the Company had several stock option plans with outstanding grants that pre-dated the 2006 Equity Incentive Plan. In 2005, the unvested options were accelerated. No new options were to be granted under pre-2006 equity plans. All unexercised options to purchase shares of common stock related to the Company’s pre-2006 equity plans that were outstanding on the date of the Company’s emergence from bankruptcy were assumed by the reorganized Company upon emergence, other than those held by the Company’s directors who did not continue as members of the reorganized Company’s Board of Directors following emergence. Such assumed options will be honored by the Company as if they had originally been granted for the issuance of the Company’s post-emergence common shares. All of the Company’s pre-2006 equity plans were cancelled upon the Company’s emergence from bankruptcy. Accordingly, no shares remain available for future issuance under these plans as of July 23, 2010.

Stock option activity under these plans is presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2009	263	$9.82	1.24 years	$—
Granted	—	—
Exercised	—	—
Forfeited and expired	(242)	9.88

Outstanding at October 1, 2010	21	$9.11	0.73 years	$—

Exercisable at October 1, 2010	21	$9.11	0.73 years	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of common shares for the options that were in the money at October 1, 2010. There were no in-the-money shares at October 1, 2010.

Other Issuances

On September 2, 2010, the Company granted 250,003 deferred stock units to the members of its Board of Directors at a weighted average grant date fair value of $2.22 per share. The deferred stock units were issued pursuant to standalone award agreements that are independent of an equity incentive plan. Each deferred stock unit represents the right to receive one common share of the Company on the date of termination of the holder’s service with the Company’s Board of Directors. The deferred stock units were fully vested and nonforfeitable on the date of grant. Accordingly, the associated compensation expense was recognized in full on the date of grant. The Company recognized approximately $0.6 million of compensation expense related to the deferred stock units during the three and nine month periods ended October 1, 2010 based on the grant date fair value of $2.22 per share. The grant date fair value was determined based on the closing market price of the Company’s common stock on the date of grant. The expense associated with the Company’s deferred stock units is reported within selling, general and administrative expense in the accompanying consolidated statements of operations for the three and nine month periods ended October 1, 2010.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The table below sets forth the estimated net periodic pension cost for the U.K. Plan (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Components of the net periodic pension cost:
Service cost	$—	$—	$—	$—
Interest cost	367	350	1,091	990
Expected return on plan assets	(354)	(345)	(1,053)	(974)
Amortization of unrecognized transition obligation (asset)	—	—	—	—
Amortization of prior service cost (credit)	—	—	—	—
Amortization of loss	51	36	152	101

Net periodic pension cost	$64	$41	$190	$117

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below sets forth the estimated net periodic pension cost for the Japan defined benefit pension plan (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Components of the net periodic pension cost:
Service cost	$49	$63	$142	$186
Interest cost	6	8	18	23
Expected return on plan assets	—	(1)	—	(2)
Amortization of unrecognized transition obligation	18	20	52	59
Amortization of prior service cost (credit)	—	—	—	—
Amortization of (gain) loss	—	—	—	—

Net periodic pension cost	$73	$90	$212	$266

10. Income Taxes

At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. For purposes of calculating the Company’s annual effective tax rate, the Company has treated its bankruptcy-related costs as discrete items given the unusual nature of such costs. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 29.5% in the determination of the estimated annual effective tax rate. The Company’s reported effective tax rate for continuing operations of 74.4% for the nine months ended October 1, 2010 differed from the expected Canadian federal statutory rate of 29.5%, primarily due to the tax treatment of bankruptcy-related costs, income earned in jurisdictions with varying tax rates, and the release of a portion of the Company’s valuation allowance.

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

As of October 1, 2010 and December 31, 2009, the Company had total unrecognized tax benefits of $5.1 million, all of which, if recognized would favorably affect its effective tax rate. The Company is currently under examination in the United States for tax years from 2000 to 2008. It is reasonably possible that the U.S examination for the periods from 2000 to 2008 will be completed during the next 12 months, which would result in a decrease of approximately $0 to $5.0 million in the Company’s balance of unrecognized tax benefits as a result of a settlement. The Company believes that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to its results of operations, financial position or cash flows. Furthermore, the Company believes that it has adequately provided for all income tax uncertainties.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As of October 1, 2010 and December 31, 2009, the Company had approximately $1.2 million and $1.0 million, respectively, of accrued interest and penalties related to uncertain tax positions. During the nine months ended October 1, 2010, the Company recognized approximately $0.2 million in interest and penalties.

The Company files state and federal income tax returns in the United States and in foreign jurisdictions. Generally, the Company is no longer subject to United States federal, state or local, or foreign income tax examinations by tax authorities for the years before 2000 as these years have been effectively settled. Currently, the Company is under examination in the United States for tax years 2000 through 2008. The Company’s income tax returns may be reviewed in the following countries and for the following periods under the appropriate statute of limitations: United States (2000-present), Canada (2004-present), United Kingdom (2007-present), and Germany (2007-present).

11. Restructuring, Restatement Related Costs and Other

The following table summarizes restructuring, restatement related costs and other expense in the accompanying consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(In thousands)
United Kingdom restructuring	$—	$37	$(70)	$748
Germany restructuring	17	1,579	86	1,582
Bedford restructuring	—	—	1	11

Restructuring charges	17	1,616	17	2,341
Restatement related costs and other charges	319	1,794	1,998	12,459

Total restructuring, restatement related costs and other charges	$336	$3,410	$2,015	$14,800

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

United Kingdom Restructuring

On February 29, 2008 and June 27, 2008, the Company executed agreements to sell assets related to its otherwise discontinued Impact product line, and certain assets related to its Laser Mark and Excimer Laser product lines within the Precision Technology segment. The majority of the assets sold in the transaction represent inventory that had already been written off and were included as part of restructuring charges recorded in previous periods. Payments received on asset sales that are due beyond one year are recorded as restructuring benefits when they are received. Accordingly, the sales resulted in a restructuring benefit of $0.1 million for the nine months ended October 1, 2010. No amounts remain to be collected with respect to payments on these asset sales as of October 1, 2010. No amounts were received during either the three months ended October 1, 2010 or the three or nine months ended October 2, 2009.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In December 2008, the Company announced the transfer of all volume related manufacturing from its Rugby, U.K. facility within the Precision Technology segment, to the Company’s facilities in China and the then-newly acquired Excel manufacturing sites. These activities were completed in 2009, at a total cost of $4.7 million, which is comprised of non-cash land and building impairment charges of $3.6 million, employee severance costs of $1.0 million and facility related charges of $0.1 million. In December 2008, the Company recorded $3.9 million of this amount to restructuring expense. It was comprised of $3.6 million of non-cash land and building impairment charges and $0.3 million of employee severance costs. In addition to the amount recorded to restructuring, restatement related costs and other expense, the Company recorded a charge of $0.6 million for inventory write-offs against cost of goods sold in 2008. No restructuring costs were recorded during either the three or nine months ended October 1, 2010 or the three months ended October 2, 2009. During the nine months ended October 2, 2009, the Company recorded $0.7 million in restructuring costs related to this restructuring plan. The amounts were comprised entirely of employee severance costs.

Germany Restructuring

As a result of restructuring programs undertaken in 2000 through 2004, and the subsequent sublease of the Company’s Munich, Germany facility within the Precision Technology segment in May 2007 through the end of its lease term, the Company carried a $2.1 million accrual for the cost of this lease as of December 31, 2009. As noted above, the Company regularly reviews its assumptions with respect to excess space, including contractual lease payments and expected proceeds from the sublessor. During the year-ended December 31, 2009, the Company determined that it would no longer recover sublease payments from the subtenant. Accordingly, the previous estimate of future sublease payments was revised. As a result, the Company recorded an additional restructuring charge of $1.3 million during the year-ended December 31, 2009 related to revised sublease assumptions. The $0.1 million of expense recognized during the nine months ended October 1, 2010 relates primarily to accretion charges recorded during the period. No significant adjustment was recorded during the three months ended October 1, 2010. As of October 1, 2010, cumulative expense related to this restructuring plan is $4.2 million. The remaining accrual of $1.5 million will be paid ratably over the remaining term of the lease, which expires in January 2013.

On July 23, 2009, the Company initiated certain restructuring activities to consolidate its German sales and distribution operations for the Precision Technology segment located in Munich, Germany with those of Excel Technology Europe, located in Darmstadt, Germany. The Company’s lease obligations related to the facility in Darmstadt, Germany were acquired in connection with the Company’s acquisition of Excel in August 2008. These consolidation activities were completed in 2009, at a total cost of $0.2 million, which is comprised entirely of facility related charges including a lease termination fee, required remaining lease payments and move related costs. Of the total restructuring charge of $0.2 million incurred during the year-ended December 31, 2009, $0.1 million was paid prior to December 31, 2009. The remaining $0.1 million was paid during the nine months ended October 1, 2010.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restatement Related Costs and Other Charges

During the three and nine months ended October 1, 2010 and October 2, 2009, the Company incurred costs related to third parties, including auditors, attorneys, forensic accountants, and other advisors, for services performed in connection with the restatement of the Company’s previously issued financial statements as reported in its Annual Report on Form 10-K for the year-ended December 31, 2008 and its Quarterly Report on Form 10-Q for the quarter ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in the Company’s restructuring, restatement related costs and other charges for the respective periods in the accompanying consolidated statements of operations. The costs incurred were $0.3 million and $1.8 million for the three months ended October 1, 2010 and October 2, 2009, respectively, and $2.0 million and $12.5 million for the nine months ended October 1, 2010 and October 2, 2009, respectively.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activity related to the Company’s restructuring charges recorded on the accompanying consolidated balance sheets (in thousands):

Balance at December 31, 2009	$2,450
Restructuring charges (benefits), net	17
Cash payments	(682)
Non-cash write-offs or other adjustments	(60)

Balance at October 1, 2010	$1,725

As of October 1, 2010 and December 31, 2009, $0.7 million and $1.3 million, respectively, of accrued restructuring charges were included in long-term liabilities classified as accrued restructuring, net of current portion in the accompanying consolidated balance sheets. The current portion of accrued restructuring charges is included in other accrued expenses. See Note 5 to Consolidated Financial Statements.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Line of Credit

As of October 1, 2010 and December 31, 2009, the Company had an outstanding line of credit to secure standby letters of credit that were issued for certain facility operating leases, customer prepayments, warranty obligations, customs duties and bid bonds. The total amount available under the line of credit is approximately 500,000€, of which 226,733€ and 225,590€ was available at October 1, 2010 and December 31, 2009, respectively.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

There was no concentration of credit risk related to the Company’s position in trade accounts receivable as of either October 1, 2010 or December 31, 2009. No individual customer represented 10% or more of the Company’s outstanding accounts receivable at October 1, 2010 or December 31, 2009. Credit risk with respect to trade accounts receivable is generally minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company acquired certain auction rate securities in connection with its purchase of Excel. In current markets, the fair value of these auction rate securities is not able to be ascertained by observable inputs. See Note 3 to Consolidated Financial Statements for further discussion. As of October 1, 2010, the Company had liquidated all of its previously held auction rate securities.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Reportable Segment Financial Information

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(In thousands)
Sales
Precision Technology	$35,975	$18,034	$95,735	$54,423
Semiconductor Systems	11,947	5,128	69,922	36,717
Excel	46,004	32,958	133,371	94,013
Intersegment sales elimination	(2,381)	(1,053)	(7,131)	(3,274)

Total	$91,545	$55,067	$291,897	$181,879

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(In thousands)
Gross Profit
Precision Technology	$15,824	$7,581	$44,751	$21,445
Semiconductor Systems	5,272	1,159	26,254	13,071
Excel	21,088	14,528	59,711	38,080
Intersegment sales elimination	(1,240)	(969)	(2,678)	(2,245)

Total	$40,944	$22,299	$128,038	$70,351

The Company reports operating expenses and its assets on a consolidated basis to the chief operating decision maker.

14. Related Party Transactions

Richard B. Black, the Chairman of the Company prior to the Company’s emergence from Chapter 11 bankruptcy protection, is also the President and Chief Executive Officer of ECRM, Inc., a company which manufactures laser systems equipment for the printing and publishing industry and which is a customer of the Company. Following the Company’s emergence from bankruptcy on July 23, 2010, ECRM, Inc. is no longer considered a related party. All sales to ECRM, Inc. were made pursuant to the Company’s standard contract terms and conditions. The transactions with ECRM, Inc. during the nine months ended October 1, 2010 were on the same terms and conditions as similar transactions consummated in previous periods which had been reviewed by the Nominating and Governance Committee whereby ECRM, Inc. was deemed to have received no favored commercial treatment.

K. Peter Heiland, a member of the Company’s Board of Directors since July 23, 2010, is the owner and manager of JEC II Associates, LLC, a privately held investment company and a significant shareholder of the Company, and is the founder and President of Integrated Dynamics Engineering Gmbh (“IDE”). IDE is a developer and manufacturer of vibration control products, magnetic field compensation systems, acoustic enclosures and robotics. During the three and nine months ended October 1, 2010, the Company recorded purchases from IDE. The amounts and terms of these transactions were equivalent to similar third-party transactions.

Michael Katzenstein, Chief Restructuring Officer of the Company from May 14, 2010 through July 23, 2010 and its principal executive officer and member of the Company’s Board of Directors since July 23, 2010, is employed by FTI Consulting, Inc. (“FTI”). The Company engaged FTI in May 2010 to provide for the services of Mr. Katzenstein and certain other temporary employees and management services to support Mr. Katzenstein in his role. Mr. Katzenstein reports directly to the Board of Directors. The Company has a separate arrangement with another segment of FTI, which commenced in November 2009, to provide certain accounting and financial reporting services. This segment of FTI reports directly to the Board of Directors. As a result of these arrangements, the Company incurred fees owed to FTI for services rendered during the three and nine months ended October 1, 2010.

The Company recorded sales to and raw material purchases from Sumitomo Heavy Industries Ltd., a significant shareholder. Following the Company’s emergence from bankruptcy on July 23, 2010, Sumitomo Heavy Industries Ltd. is no longer considered a related party. The amounts and terms of these transactions were equivalent to similar third-party transactions.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the related party transactions in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Sales to ECRM, Inc.	$113	$39	$136	$197
Sales to Sumitomo Heavy Industries Ltd.	266	278	1,201	655
Purchases from Sumitomo Heavy Industries Ltd.	—	3	18	36
Purchases from Integrated Dynamics Engineering Gmbh	122	*	261	*
Services from FTI Consulting, Inc.**	3,327	*	5,477	*

*	Not a related party during this period.
**	During the three months ended October 1, 2010, $1,515 relates to the accounting and financial reporting services and $1,812 relates to the chief restructuring officer and related services. During the nine months ended October 1, 2010, $2,574 relates to services performed by the accounting and financial reporting services and $2,903 relates to the chief restructuring officer and related services.

The following table summarizes the related party transactions on the balance sheet (in thousands):

	October 1, 2010	December 31, 2009
Accounts receivable from ECRM, Inc.	$70	$60
Accounts receivable from Sumitomo Heavy Industries Ltd.	281	414
Accounts payable to Sumitomo Heavy Industries Ltd.	—	—
Accounts payable to Integrated Dynamics Engineering Gmbh	—	—
Accounts payable to FTI Consulting, Inc.**	2,305	*

*	Not a related party during this period.
**	For the period ending October 1, 2010, $1,166 relates to the accounting and financial reporting services and $1,139 relates to the chief restructuring officer and related services.

15. Subsequent Events

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Pursuant to the terms of the fourth modified joint Chapter 11 plan of reorganization, as supplemented, (the “Final Chapter 11 Plan”) it was agreed that our reorganized Board of Directors would be comprised of seven directors, to include two directors selected by the noteholders, two directors with industry expertise selected by the Equity Committee (as defined in the Final Chapter 11 Plan), one director selected by mutual agreement between the noteholders and the Equity Committee, one director to be selected from our Board of Directors prior to emergence, and the chief executive officer (“CEO”) of our reorganized Company. As of October 1, 2010, we did not have a permanent CEO or a permanent chief financial officer (“CFO”). On April 1, 2010, we appointed a principal financial officer who has been serving and will continue to serve as our principal financial officer until such time that a permanent CFO is identified and hired. Our former chief restructuring officer has been serving and continues to serve as our principal executive officer until such time that a permanent CEO is identified and hired. On November 16, 2010, we entered into an employment agreement with John Roush to serve as our CEO beginning no later than February 1, 2011.

Significant Events

The following significant transactions and events occurred in 2009 and 2010 through the filing of this Quarterly Report on Form 10-Q:

1.	Chapter 11 Bankruptcy—On November 20, 2009 (the “Petition Date”), GSI Group, Inc. and two of its wholly-owned subsidiaries, GSI Group Corporation and MES International, Inc. (the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) (the “Chapter 11 Cases”). Following the Petition Date, the Debtors continued to operate their businesses as debtors-in-possession. On May 27, 2010, the United States Bankruptcy Court entered an order confirming and approving the Final Chapter 11 Plan for the Debtors and on July 23, 2010, the Debtors emerged from bankruptcy. Refer to Notes 1, 2, 6 and 12 to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the Chapter 11 Cases.

2.	Rights Offering—Our $210.0 million of debt (the “2008 Senior Notes”) was restructured in the Chapter 11 bankruptcy proceedings. On July 23, 2010, we emerged from bankruptcy and consummated the rights offering (the “Rights Offering”) contemplated under the Final Chapter 11 Plan. We raised approximately $64.9 million in cash proceeds in the Rights Offering which were used to pay down a portion of the obligations due with respect to the 2008 Senior Notes. The remaining obligations due with respect to the 2008 Senior Notes for unpaid principal and accrued interest were satisfied through the issuance of new common shares, cash payments and the issuance of $107.0 million new 12.25% Senior Secured PIK Election Notes (the “New Notes”) which mature in July 2014.

3.	Reorganization Items—Reorganization items represent amounts that are recorded in our consolidated financial statements as a result of the bankruptcy proceedings. During the three and nine months ended October 1, 2010, we recorded charges of $5.9 million and $26.2 million, respectively, related to our reorganization.

4.	Restructuring, Restatement Related Costs and Other Charges—During the three months ended October 1, 2010 and October 2, 2009, we recorded restructuring, restatement related costs and other charges of $0.3 million and $3.4 million, respectively. During the nine months ended October 1, 2010 and October 2, 2009, we recorded restructuring, restatement related costs and other charges of $2.0 million and $14.8 million, respectively. The restructuring, restatement related costs and other charges primarily relate to fees paid to professionals in connection with the revenue review and restatement of our historical financial statements, the United States Securities and Exchange Commission (“SEC”) investigation, the shareholder class action and the internal Foreign Corrupt Practices Act (“FCPA”) review. These activities are discussed further below in the discussion of our results of operations for the three and nine months ended October 1, 2010 and October 2, 2009. Additional information may be found in Note 11 to Consolidated Financial Statements.

5.	Deferred Revenue—During the nine months ended October 1, 2010 and October 2, 2009, we recognized revenue of $42.4 million and $28.6 million, respectively, related to orders placed by customers prior to 2009 that had been previously deferred due to undelivered elements or unresolved commitments.

Overview of Financial Results

As a result of the significant events described above, our financial results in 2009 and 2010 differ significantly from those in recent years. During the nine months ended October 1, 2010, we reported net income of $1.1 million, compared to a net loss of $39.6 million in the corresponding period in 2009. Our resulting operating results for the nine months ended October 1, 2010 included a charge of $26.2 million in connection with reorganization items as a result of the bankruptcy proceedings, with no corresponding amount for the nine months ended October 2, 2009. Also included in our operating results for the nine months ended October 1, 2010 is a charge of $2.0 million in connection with restructuring, restatement related costs, compared to a charge of $14.8 million for the nine months ended October 2, 2009. Our results for the nine months ended October 1, 2010 include a $16.0 million interest expense charge related to our debt, compared to a $21.3 million charge during the nine months ended October 2, 2009. In addition, the nine months ended October 1, 2010 include post-emergence professional fees of $0.5 million, as compared to pre-petition professional fees of $4.2 million during the during the nine months ended October 2, 2009.

Results of Operations for the Three Months Ended October 1, 2010 Compared with the Three Months Ended October 2, 2009

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	October 1, 2010	October 2, 2009
	(Unaudited)	(Unaudited)
Sales	100.0%	100.0%
Cost of goods sold	55.3	59.5

Gross profit	44.7	40.5

Operating expenses:
Research and development and engineering	7.9	11.8
Selling, general and administrative	22.6	26.9
Amortization of purchased intangible assets	1.2	2.6
Acquisition-related in-process research and development charge	0.0	0.0
Restructuring, restatement related costs and other	0.4	6.2
Pre-petition and post-emergence professional fees	0.5	4.0

Total operating expenses	32.6	51.5

Income (loss) from operations	12.1	(11.0)
Interest income	0.0	0.1
Interest expense	(4.8)	(12.9)
Foreign exchange transaction gains (losses)	(0.5)	0.4
Other income (expense)	0.5	(1.4)

Income (loss) from continuing operations before reorganization items and income taxes	7.3	(24.8)
Reorganization items	(6.5)	0.0

Income (loss) from continuing operations before income taxes	0.8	(24.8)
Income tax provision (benefit)	0.7	(1.3)

Income (loss) from continuing operations	0.1	(23.5)
Income (loss) from discontinued operations, net of tax	0.0	0.0

Consolidated net income (loss)	0.1	(23.5)
Less: Net income attributable to noncontrolling interest	0.0	0.0

Net income (loss) attributable to GSI Group Inc.	0.1%	(23.5)%

Sales

The following table sets forth sales by business segment for the periods noted (dollars in thousands):

	Three Months Ended
	October 1, 2010	October 2, 2009	Increase (Decrease)	Percentage Change
Precision Technology	$35,975	$18,034	$17,941	99.5%
Semiconductor Systems	11,947	5,128	6,819	133.0%
Excel	46,004	32,958	13,046	39.6%
Intersegment sales elimination	(2,381)	(1,053)	(1,328)	126.1%

Total	$91,545	$55,067	$36,478	66.2%

Sales of the various product lines that comprise our Precision Technology segment increased by $17.9 million, or 99.5%, from $18.0 million during the three months ended October 2, 2009 to $36.0 million during the three months ended October 1, 2010. Sales increased across all product lines that comprise the Precision Technology segment, except for our Optics product line. Sales during the three months ended October 1, 2010 increased compared with the three months ended October 2, 2009, primarily due to higher demand from OEM and other customers who in turn have experienced an increase in demand for their products due to an improving world economy. The third quarter of 2009 was a period of particularly weak demand for our products due to the tight credit conditions and low levels of personal consumption and capital investment that existed at that time. Our product line that supplies drilling components to leading printed circuit board “PCB” drilling manufacturers, which serve a variety of consumer industries including electronics and automobiles, accounted for approximately $10.5 million of the $17.9 million increase in sales for this segment.

Semiconductor Systems segment sales transactions are generally multiple element arrangements that are accounted for in accordance with the provisions of ASC 605-25, “Multiple Element Arrangements”. Due to the multiple element nature of Semiconductor Systems segment sales transactions, sales in any given period may not correspond to shipments. Semiconductor Systems segment revenues increased by $6.8 million, or 133.0%, from $5.1 million during the three months ended October 2, 2009 to $11.9 million during the three months ended October 1, 2010 primarily due to higher sales of wafer marking equipment and equipment upgrades in 2010. The semiconductor industry is highly cyclical, causing a cyclical impact on our financial results. Our revenue is driven by the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these customers depends on the current and anticipated market demand, which began rebounding in 2010 from historically low levels in previous years due to the global slowdown in semiconductor manufacturing.

The Excel segment was established following the acquisition of Excel in August 2008. Originally, the Excel segment was comprised solely of the operations of the then-newly acquired entity. In 2009, we changed the structure of our internal organization in a manner that caused the composition of our reportable segments to change. More specifically, certain portions of a specific product line within the Precision Technology segment were transferred to the Excel segment. Our reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented. Sales of the various product lines that comprise our Excel segment increased by $13.0 million, or 39.6%, from $33.0 million during the three months ended October 2, 2009 to $46.0 million for the three months ended October 1, 2010. The increase in sales was primarily attributable to a strong rebound in sales of lasers, scanners and optics during the three months ended October 1, 2010 as compared to the three months ended October 2, 2009.

Gross Profit

The following table sets forth gross profit and gross profit percentage for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	October 1, 2010	October 2, 2009
Gross profit:
Precision Technology	$15,824	$7,581
Semiconductor Systems	5,272	1,159
Excel	21,088	14,528
Intersegment sales elimination	(1,240)	(969)

Total	$40,944	$22,299

	Three Months Ended
	October 1, 2010	October 2, 2009
Gross profit percentages:
Precision Technology	44.0%	42.0%
Semiconductor Systems	44.1%	22.6%
Excel	45.8%	44.1%
Intersegment sales elimination	52.1%	92.0%
Total	44.7%	40.5%

Gross profit as a percentage of sales can be influenced by a number of factors including product mix, pricing, volume, costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, at any particular time.

During the three months ended October 1, 2010, gross profit of the Precision Technology segment increased by $8.2 million or 108.7%, from $7.6 million during the three months ended October 2, 2009 to $15.8 million during the three months ended October 1, 2010, primarily due to the increase in sales. The Precision Technology segment’s gross profit margin was 44.0% during the three months ended October 1, 2010 compared with a gross profit margin of 42.0% during the three months ended October 2, 2009. Our gross margin, in terms of dollars, improved due to the significant increased demand for our products. The improvement in gross profit margin of our Precision Technology segment was primarily attributable to higher capacity utilization resulting from the increase in demand for our products.

During the three months ended October 1, 2010, gross profit of the Semiconductor Systems segment increased by $4.1 million or 354.9%, from $1.2 million during the three months ended October 2, 2009 to $5.3 million during the three months ended October 1, 2010, primarily due to the increase in sales. The Semiconductor System segment’s gross profit margin was 44.1% during the three months ended October 1, 2010 compared with a gross profit margin of 22.6% during the three months ended October 2, 2009. Our gross margin, in terms of dollars and percentage of sales, improved due to increased volume, which drove higher capacity utilization and a favorable change in sales mix. During the three months ended October 1, 2010, a higher proportion of Semiconductor Segment sales were attributable to sales of wafer marking equipment and equipment upgrades which generally have higher margins than the segment’s other products. Our increase in gross profit margin was partially offset by an increase in excess and obsolete inventory provisions.

During the three months ended October 1, 2010, gross profit of the Excel segment increased by $6.6 million or 45.2%, from $14.5 million during the three months ended October 2, 2009 to $21.1 million during the three months ended October 1, 2010, primarily due to the increase in sales. The Excel segment’s gross profit margin was 45.8% during the three months ended October 1, 2010 compared with a gross profit margin of 44.1% during the three months ended October 2, 2009. The increase in gross profit and gross profit margin was primarily attributable to the increase in volume of sales as well as a change in product mix, partially offset by an increase excess and obsolete inventory provisions.

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of labor and other employee-related expenses. R&D expenses were $7.3 million, or 7.9% of sales, during the three months ended October 1, 2010, compared with $6.5 million, or 11.8% of sales, during the corresponding period in 2009. R&D expenses, in terms of total dollars, increased primarily due to additional headcount and labor costs in certain product lines in our Excel segment. We believe the development and market introduction of new products and the enhancement of existing products are essential to our success. Accordingly, during 2010, we continued to invest in the development of new products across all three of our segments.

Selling, General and Administrative Expenses

Selling, general and administrative (“SGA”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management, and includes personnel related costs, commissions, advertising, legal, tax, accounting and other professional fees. SGA expenses were $20.7 million in the three months ended October 1, 2010, representing 22.6% of sales, compared to $14.8 million, or 26.9% of sales, in the corresponding period in 2009. SGA expenses, in terms of total dollars, increased primarily as a result of an increase in overall sales, selling costs and commissions, and an increase in legal, financial and accounting related consulting and professional fees. Financial and accounting related consulting and professional fees increased due to our efforts to emerge from bankruptcy and to issue our 2009 quarterly and annual financial statements. We expect to incur consulting and professional fees in connection with the 2010 quarterly and annual financial statements.

Amortization of Purchased Intangible Assets

All amortization of purchased intangible assets is charged to our Precision Technology and Excel segments. Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold, was $1.1 million, or 1.2% of sales, in the three months ended October 1, 2010, compared with $1.4 million, or 2.6% of sales, in the corresponding period in 2009. The decrease in 2010, in terms of both dollars and as a percentage of sales, was primarily related to certain intangible assets acquired as part of the Excel acquisition becoming fully amortized in the second half of 2009.

Restructuring, Restatement Related Costs and Other

We recorded restructuring, restatement related costs and other charges of $0.3 million and $3.4 million for the three months ended October 1, 2010 and October 2, 2009, respectively.

Restructuring

We initiated restructuring programs in 2000 through 2004 related to our leased German facility. During 2009, we reviewed our assumptions with respect to excess space, including contractual lease payments and expected proceeds from the sublessor. During the three months ended October 2, 2009, we determined that we would no longer recover sublease payments from the current subtenant. Accordingly, the previous estimate of future sublease payments was revised. As a result, we recorded a restructuring charge of $1.4 million during the three months ended October 2, 2009 related to the revised sublease assumptions.

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

Restatement Related Costs and Other

During 2010, we incurred costs related to third parties, including auditors, attorneys, forensic accountants, and other advisors, for services performed in connection with the restatement of our previously issued financial statements as reported in our Form 10-K for the year-ended December 31, 2008 and our Form 10-Q for the quarter ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in our restructuring, restatement related costs and other charges for the respective periods in the accompanying consolidated statements of operations. These costs totaled $0.3 million during the three months ended October 1, 2010, primarily related to the SEC investigation, compared to $1.8 million during the three months ended October 2, 2009, which primarily related to legal and accounting costs associated with our revenue review and restatement, and the SEC and FCPA investigations.

Pre-Petition and Post-Emergence Professional Fees

Pre-petition professional fees represent costs incurred during 2009 prior to our bankruptcy filing related to the financial and legal advisors retained by us to assist in the analysis of debt restructuring alternatives, as well as costs incurred by us related to financial and legal advisors retained by the noteholders pursuant to certain binding agreements between the two parties. Pre-petition professional fees incurred during the three months ended October 2, 2009 were $2.2 million, with no comparable amount for the three months ended October 1, 2010.

Post-emergence professional fees represent costs incurred subsequent to bankruptcy emergence for financial and legal advisors to assist with matters in finalizing the bankruptcy process. Post-emergence professional fees incurred during the three months ended October 1, 2010 were $0.5 million, with no comparable amount for the three months ended October 2, 2009.

Interest Income

Interest income decreased slightly during the three months ended October 1, 2010 compared to three months ended October 2, 2009, primarily attributable to decreasing amounts of interest earned on our outstanding auction rate securities, which had been decreasing due to sales and were completely sold by the second quarter of 2010.

Interest Expense

Interest expense was $4.4 million in the three months ended October 1, 2010, compared to $7.1 million for the three months ended October 2, 2009. Approximately $1.4 million of the decrease in interest expense was attributable to the write-off of our debt discount and deferred financing costs in the fourth quarter of 2009. Prior to the write-off, these amounts had been amortized to interest expense over the contractual terms of the debt. Interest expense decreased an additional $1.3 million due to the reduction of our debt from $210.0 to $107.0 million as part of our emergence from bankruptcy. This decrease was partially offset by higher interest rates and additional reporting default interest on the new debt.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange currency transaction gains (losses), net, was ($0.4) million in the three months ended October 1, 2010, compared to $0.2 million for the corresponding period in 2009. The increase in losses was due to a weakening of the U.S. dollar against foreign currencies during the three months ended October 1, 2010, as compared to a strengthening of the U.S. dollar during the three months ended October 2, 2009.

Other Income (Expense), Net

Other income (expense), net, was $0.4 million in the three months ended October 1, 2010, compared to ($0.7) million for the corresponding period in 2009. The $0.4 million of other income primarily relates to $0.5 million earnings on our equity investment, offset by $0.1 million of other expenses. The ($0.7) million of other expense is primarily comprised of a $0.9 million penalty relating to our inability to maintain the effectiveness of the registration statement on Form S-3 that we filed in October 2008 relating to the resale of our common shares issued upon the exercise of the Warrants, partially offset by a $0.1 million gain on the sale of a portion of our auction rate securities, and $0.1 million in earnings on our equity investment.

Reorganization Items

Reorganization items represent expense or income amounts that were recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items were incurred starting with the date of bankruptcy filing through the date of bankruptcy emergence. Reorganization items totaled $5.9 million and included a $4.2 million backstop fee to certain holders of our debt in connection with the Rights Offering, professional fees of $1.3 million, and $0.4 million of other items during the three months ended October 1, 2010, with no comparable amount for the three months ended October 2, 2009.

Income Taxes

The effective tax rate on the loss from continuing operations for the three months ended October 1, 2010, was a provision of 87.8% compared with a benefit of 5.4% on the loss from continuing operations for the three months ended October 2, 2009. The effective tax rate for the three months ended October 1, 2010 reflects our estimated annual effective tax rate and differs from the Canadian Statutory rate primarily due to the tax treatment of bankruptcy related costs, income earned in jurisdictions with varying tax rates, and the release of a portion of our valuation allowance.

Results of Operations for the Nine Months Ended October 1, 2010 Compared to the Nine Months Ended October 2, 2009

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Nine Months Ended
	October 1, 2010	October 2, 2009
	(Unaudited)	(Unaudited)
Sales	100.0%	100.0%
Cost of goods sold	56.1	61.3

Gross profit	43.9	38.7

Operating expenses:
Research and development and engineering	7.5	11.8
Selling, general and administrative	19.1	24.3
Amortization of purchased intangible assets	1.2	2.6
Acquisition-related in-process research and development charge	0.0	0.0
Restructuring, restatement related costs and other	0.7	8.1
Pre-petition and post-emergence professional fees	0.2	2.3

	Nine Months Ended
	October 1, 2010	October 2, 2009
	(Unaudited)	(Unaudited)

Total operating expenses	28.7	49.1

Income (loss) from operations	15.2	(10.4)
Interest income	0.0	0.1
Interest expense	(5.4)	(11.7)
Foreign exchange transaction losses	(0.1)	(0.6)
Other income (expense)	0.7	(0.3)

Income (loss) from continuing operations before reorganization items and income taxes	10.4	(22.9)
Reorganization items	(9.0)	0.0

Income (loss) from continuing operations before income taxes	1.4	(22.9)
Income tax provision (benefit)	1.0	(1.3)

Income (loss) from continuing operations	0.4	(21.6)
Loss from discontinued operations, net of tax	0.0	(0.1)

Consolidated net income (loss)	0.4	(21.7)
Less: Net income attributable to noncontrolling interest	0.0	0.0

Net income (loss) attributable to GSI Group Inc.	0.4%	(21.7)%

Sales

The following table sets forth sales by business segment for the periods noted (dollars in thousands):

	Nine Months Ended
	October 1, 2010	October 2, 2009	Increase (Decrease)	Percentage Change
Precision Technology	$95,735	$54,423	$41,312	75.9%
Semiconductor Systems	69,922	36,717	33,205	90.4%
Excel	133,371	94,013	39,358	41.9%
Intersegment sales elimination	(7,131)	(3,274)	(3,857)	117.8%

Total	$291,897	$181,879	$110,018	60.5%

Sales of the various product lines that comprise our Precision Technology segment increased by $41.3 million, or 75.9%, from $54.4 million during the nine months ended October 2, 2009 to $95.7 million during the nine months ended October 1, 2010. Sales increased across all product lines that comprise the Precision Technology segment, except for our Optics product line. Sales during the nine months ended October 1, 2010 increased compared to the nine months ended October 2, 2009, primarily due to higher demand from OEM and other customers who in turn have experienced an increase in demand for their products due to an improving world economy. Our product line that supplies drilling components to leading printed circuit board (“PCB”) drilling manufacturers, which serve a variety of consumer industries including electronics and automobiles, accounted for $21.7 million of the $41.3 million increase in sales for this segment.

Semiconductor Systems segment sales increased by $33.2 million, or 90.4%, from $36.7 million during the nine months ended October 2, 2009 to $69.9 million during the nine months ended October 1, 2010. The increase in Semiconductor Systems sales was primarily attributable to the recognition of $42.4 million of revenue during the 2010 period as compared to $28.6 million during the 2009 period, that had been deferred from orders placed by customers prior to 2009, but had not been recognized in the period in which shipments occurred due to previously undelivered elements or unresolved commitments. The revenue related to these orders was recognized once the final deliverables or commitments were resolved. Orders also rebounded during the 2010 period primarily due to higher sales of wafer marking equipment and equipment upgrades. The level of capital expenditures by these customers began rebounding in 2010 from historically low levels in previous years.

Sales of the various product lines that comprise our Excel segment increased by $39.4 million, or 41.9%, from $94.0 million during the nine months ended October 2, 2009 to $133.4 million for the nine months ended October 1, 2010. The increase in sales was primarily attributable to an improving economy, which resulted in a rebound in sales of lasers, scanners and optics during the nine months ended October 1, 2010, as compared to the nine months ended October 2, 2009.

Gross Profit

The following table sets forth gross profit and gross profit percentage by business segments for the periods noted (dollars in thousands):

	Nine Months Ended
	October 1, 2010	October 2, 2009
Gross profit:
Precision Technology	$44,751	$21,445
Semiconductor Systems	26,254	13,071
Excel	59,711	38,080
Intersegment sales elimination	(2,678)	(2,245)

Total	$128,038	$70,351

Gross profit percentages:
Precision Technology	46.7%	39.4%
Semiconductor Systems	37.5%	35.6%
Excel	44.8%	40.5%
Intersegment sales elimination	37.6%	68.6%
Total	43.9%	38.7%

Gross profit as a percentage of sales can be influenced by a number of factors including product mix, pricing, volume, costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, at any particular time.

During the nine months ended October 1, 2010, gross profit of the Precision Technology segment increased by $23.4 million, or 108.7%, from $21.4 million during the nine months ended October 2, 2009 to $44.8 million during the nine months ended October 1, 2010, primarily due to the increase in sales. The Precision Technology segment’s gross profit margin was 46.7% during the nine months ended October 1, 2010, compared with a gross profit margin of 39.4% during the nine months ended October 2, 2009. Our gross margin, in terms of dollars and percentage of sales, improved due to the higher capacity utilization resulting from the increased demand for our products.

During the nine months ended October 1, 2010, gross profit of the Semiconductor Systems segment increased by $13.2 million, or 100.9%, from $13.1 million during the nine months ended October 2, 2009 to $26.3 million during the nine months ended October 1, 2010, primarily due to the increase in sales. The Semiconductor System segment’s gross profit margin was 37.5% during the nine months ended October 1, 2010, compared with a gross profit margin of 35.6% during the nine months ended October 2, 2009. The increase in the Semiconductor Systems segment gross profit margin was attributable to higher capacity utilization and a favorable product mix. Sales during the nine months ended October 1, 2010 had a higher proportion of sales attributable wafer marking equipment and equipment upgrades, which generally have higher margins than the segment’s other products. Our increase in gross profit margin was partially offset by an increase in excess and obsolete inventory provisions.

During the nine months ended October 1, 2010, gross profit of the Excel segment increased by $21.6 million, or 56.8%, from $38.1 million during the nine months ended October 2, 2009 to $59.7 million during the nine months ended October 1, 2010, primarily due to the increase in sales. The Excel segment’s gross profit margin was 44.8% during the nine months ended October 1, 2010, compared with a gross profit margin of 40.5% during the nine months ended October 2, 2009. The increase in gross profit and gross profit margin was primarily attributable to the increase in volume of sales as well as a change in product mix, partially offset by an increase in excess and obsolete inventory provisions.

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses were $22.0 million in the nine months ended October 1, 2010, representing 7.5% of sales, compared with $21.5 million, or 11.8% of sales, in the corresponding period in 2009. R&D expenses, in terms of dollars, increased slightly due to additional headcount in our Excel segment, and decreased as a percentage of sales due to the increase in sales during the 2010 period.

Selling, General and Administrative Expenses

Selling, general and administrative (“SGA”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal information systems, facilities and executive management, and includes personnel related costs, commissions, advertising, legal, tax, accounting and other professional fees. SGA expenses were $55.8 million, or 19.1% of sales, in the nine months ended October 1, 2010, compared with $44.3 million, or 24.3% of sales, in the corresponding period in 2009. SGA expenses, in terms of total dollars, increased primarily as a result of an increase in overall sales, selling costs and commissions, and an increase in legal, financial and accounting related consulting and professional fees. Financial and accounting related consulting and professional fees increased due to our efforts to emerge from bankruptcy and to issue our 2009 quarterly and annual financial statements. We expect to incur consulting and professional fees in connection with the 2010 quarterly and annual financial statements. In addition, SGA included a charge of $1.0 million during the nine months ended October 1, 2010 related to severance and stock compensation pursuant to a separation agreement related to the resignation of our former CEO.

Amortization of Purchased Intangible Assets

All amortization of purchased intangible assets is charged to our Precision Technology and Excel segments. Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold was $3.4 million, or 1.2% of sales, in the nine months ended October 1, 2010, compared to $4.7 million, or 2.6% of sales, in the corresponding period in 2009. The decrease in the 2010 period, in terms of both dollars and as a percentage of sales, was primarily related to certain intangible assets acquired as part of the Excel acquisition becoming fully amortized in the second half of 2009.

Restructuring, Restatement Related Costs and Other

We recorded restructuring, restatement related costs and other charges of $2.0 million and $14.8 million in the nine month periods ended October 1, 2010 and October 2, 2009, respectively.

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

During the nine months ended October 2, 2009, we recorded $0.7 million in restructuring costs related to a plan initiated in December 2008, which involved the transfer of all volume related manufacturing from our Rugby, U.K. facility within the Precision Technology segment, to our facilities in China and the then-newly acquired Excel manufacturing sites. The charge was comprised entirely of employee severance costs.

The following table summarizes the balance of the restructuring accrual on our consolidated balance sheets (in thousands):

Balance at December 31, 2009	$2,450
Restructuring charges (benefits), net	17
Cash payments	(682)
Non-cash write-offs or other adjustments	(60)

Balance at October 1, 2010	$1,725

Restatement Related Costs and Other

During 2010, we incurred costs related to third parties, including auditors, attorneys, forensic accountants, and other advisors, for services performed in connection with the restatement of our previously issued financial statements as reported in our Form 10-K for the year-ended December 31, 2008 and our Form 10-Q for the quarter ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in our restructuring, restatement related costs and other charges for the respective periods in the accompanying consolidated statements of operations. These costs incurred totaled $2.0 million during the nine months ended October 1, 2010 primarily related to the SEC investigation, compared to $12.5 million during the nine months ended October 2, 2009, which primarily related to the legal and accounting costs associated with our revenue review, restatement and SEC investigation.

Pre-Petition and Post-Emergence Professional Fees

Pre-petition professional fees represent costs incurred during 2009 prior to our bankruptcy filing related to the financial and legal advisors retained by us to assist in the analysis of debt restructuring alternatives, as well as costs incurred by us related to financial and legal advisors retained by the noteholders pursuant to certain binding agreements between the two parties. Pre-petition professional fees incurred during the nine months ended October 2, 2009 were $4.2 million, with no comparable amount for the nine months ended October 1, 2010.

Post-emergence professional fees represent costs incurred subsequent to bankruptcy emergence for financial and legal advisors to assist with matters in finalizing the bankruptcy process. Post-emergence professional fees incurred during the nine months ended October 1, 2010 were $0.5 million, with no comparable amount for the nine months ended October 2, 2009.

Interest Income

Interest income decreased by $0.2 million from $0.3 million during the nine months ended October 2, 2009 to $0.1 million during the nine months ended October 1, 2010, primarily attributable to decreasing amounts of interest earned on our outstanding auction rate securities, which have been decreasing due to sales and were completely sold by the second quarter of 2010.

Interest Expense

Interest expense was $16.0 million in the nine months ended October 1, 2010, compared to $21.3 million for the nine months ended October 2, 2009. Approximately $4.0 million of the decrease in interest expense was attributable to the write-off of our debt discount and deferred financing costs in the fourth quarter of 2009. Prior to the write-off, these amounts had been amortized to interest expense over the contractual terms of the debt. Interest expense decreased an additional $1.3 million due to the reduction of our debt from $210.0 to $107.0 million as part of our emergence from bankruptcy. This decrease was partially offset by higher interest rates and additional reporting default interest on the new debt.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange currency transaction gains (losses), net, was ($0.2) million in the nine months ended October 1, 2010 compared to ($1.1) million for the corresponding period in 2009. The decrease in losses was due to a stronger U.S. dollar during the 2010 period, as compared to the 2009 period.

Other Income (Expense), Net

Other income (expense), net, was $2.1 million in the nine months ended October 1, 2010, compared to ($0.6) million for the corresponding period in 2009. The $2.1 million of other income in 2010 is primarily comprised of a $1.0 million gain on the sale of our remaining auction rate securities and $1.1 million in earnings on our equity investment. The ($0.6) million of other expense in the 2009 period is primarily comprised of a $2.8 million penalty relating to our inability to maintain the effectiveness of the registration statement on Form S-3 that we filed in October 2008 relating to the resale of our common shares issued upon the exercise of the Warrants, partially offset by a $1.8 million gain on the sale of our auction rate securities and $0.4 million in earnings on our equity investment.

Reorganization Items

Reorganization items represent expense or income amounts that were recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items were incurred starting with the date of bankruptcy filing through the date of bankruptcy emergence. Reorganization items totaled $26.2 million and included professional fees of $21.4 million, a $4.2 million backstop fee to certain holders of our debt in connection with the Rights Offering, and $0.6 million of other items during the nine months ended October 1, 2010, with no comparable amount for the nine months ended October 2, 2009.

Income Taxes

The effective tax rate on the income from continuing operations for the nine months ended October 1, 2010, was a provision of 74.4% compared with a benefit of 5.7% on the loss from continuing operations for the nine months ended October 2, 2009. The effective tax rate for the nine months ended October 1, 2010 reflects our estimated annual effective tax rate and differs from the Canadian statutory rate primarily due to the tax treatment of bankruptcy related costs, income earned in jurisdictions with varying tax rates, and the release of a portion of our valuation allowance.

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

The remaining $107.0 million obligation due with respect to the 2008 Senior Notes was satisfied through the issuance of new 12.25% Senior Secured PIK Election Notes which mature in July 2014. Interest accrues on the New Notes at a rate of 12.25% per year and is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2010. We may elect to pay the interest in cash, or, under certain conditions, by increasing the principal amount of the New Notes or issuing additional notes on the same terms and conditions as the existing New Notes (“PIK”). Furthermore, until we become current in our reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and until our common shares are listed on an Eligible Market (as defined in the New Indenture), the rate of interest under the New Notes will be increased by an additional 2% per annum, payable by PIK beginning after August 15, 2010. The interest rate on the New Notes may be increased upon certain defaults, as defined in the New Indenture. Interest PIK notes issued and PIK payments in lieu of cash payments accrue at a rate of 13%. If the New Notes remain outstanding until their scheduled maturity date in 2014, annual interest expense on the New Notes would be approximately $13.2 million per year from 2011 to 2013 and $8.0 million in 2014. Cash paid for interest on the New Notes was $0.9 million for the nine months ended October 1, 2010.

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

Cash and cash equivalents totaled $53.9 million at October 1, 2010, compared to $63.3 million at December 31, 2009. The decrease in cash and cash equivalents is primarily related to costs associated with our emergence from bankruptcy including payments on our 2008 Senior Notes totaling $21.7 million and $10.0 million for interest and principal, respectively. In addition, we incurred $26.2 million of reorganization items for the nine months ended October 1, 2010, comprised of $21.4 million of professional fees, a $4.2 million backstop fee payment to certain holders of our 2008 Senior Notes in connection with the Rights Offering, and $0.6 million of other costs. The net decrease to cash was offset by increases in cash resulting from the sale of our remaining auction rate securities, which netted proceeds of $11.4 million during the nine months ended October 1, 2010. In addition, we experienced stronger cash flows as a result of the improving economy, increasing sales and improvements in collections.

Cash Flows for Nine Months Ended October 1, 2010 and October 2, 2009

Cash used in operating activities for the nine months ended October 1, 2010 was $7.9 million, compared to $29.4 million during the corresponding period in 2009, a difference of $21.5 million. The decrease in cash used in operating activities was primarily attributable to the following factors:

•

For the nine months ended October 1, 2010, we recorded net income of $1.1 million, compared with a net loss of $39.5 million during the corresponding period in 2009, an improvement of $40.6 million before non-cash adjustments to reconcile net income (loss) to net cash from operating activities.

•	Non-cash adjustments to reconcile net income (loss) to cash used in operating activities included the following material items:

•

Depreciation and amortization charges were $11.7 million during the nine months ended October 1, 2010, compared with $13.5 million during the corresponding period in 2009, due to certain fixed assets becoming fully depreciated and certain intangibles becoming fully amortized during 2009.

•

Reversals of bad debt provisions totaled $0.4 million during the nine months ended October 1, 2010, compared with a provision of $0.5 million during the comparable period in 2009 due to improvements in collections.

•	Inventory provisions increased to $4.9 million during the nine months ended October 1, 2010, compared with $1.5 million during the corresponding period in 2009.

•	Net gains on the sale of auction rate securities were $1.0 million during the nine months ended October 1, 2010, compared to $1.8 million during the nine months ended October 2, 2009.

•	Earnings from our equity investment increased to $1.1 million for the nine months ended October 1, 2010, compared to $0.4 million during the comparable period in 2009.

•

During the nine months ended October 1, 2010, we incurred non-cash interest accretion expense of $0.3 million on our debt, compared to $3.9 million for the corresponding period in 2009. The accretion expense in the 2010 period relates to reporting default PIK interest and deferred financing fees on our New Notes. The accretion in the 2009 period related to a debt discount and deferred financing fees on our 2008 Senior Notes, which were written off in the fourth quarter of 2009 as part of our bankruptcy filing.

•

Cash used in operations due to changes in our operating assets and liabilities totaled $25.1 million during the nine months ended October 1, 2010, as compared to $8.3 million during the corresponding period in 2009, for a net change of $16.8 million. The increase in cash usage was due to the following factors:

•

An increase in our accounts receivable balance during the nine months ended October 1, 2010 decreased cash by $7.4 million, compared to a decrease in accounts receivable that provided cash of $6.2 million for the corresponding period in 2009, a change of $13.6 million.

•

An increase in our inventory balance during the nine months ended October 1, 2010 decreased cash by $7.0 million, compared to a decrease in inventory that provided cash of $2.9 million for the corresponding period in 2009, a change of $9.9 million.

•

Cash used in operations due to our net change to deferred revenue and related deferred cost of goods sold totaled $16.9 million during the nine months ended October 1, 2010, compared to $10.9 million for the corresponding period in 2009.

•

An increase in accounts payable and accrued expenses provided cash of $4.5 million during the nine months ended October 1, 2010, compared to a decrease in accounts payable and accrued expenses that used cash of $10.3 million for the corresponding period in 2009. Cash provided for the period in 2010 related primarily to the increase in our accounts payables as result of reorganization items. The use of cash during the period in 2009 related primarily to the decrease in accounts payable and the decrease in accrued expenses resulting from the timing of our semi-annual interest payments on our 2008 Senior Notes.

•	Tax refunds during the nine months ended October 1, 2010 totaled $1.8 million, as compared to $7.4 million during the nine months ended October 2, 2009.

Our discontinued operations used $0.1 million during the nine months ended October 2, 2009, with no comparable amounts for the nine months ended October 1, 2010.

Cash provided by investing activities was $9.5 million during the nine months ended October 1, 2010, compared to $13.3 million for the corresponding period in 2009. Changes in cash balances in 2010 and 2009 due to investing activities resulted from the following events:

•

We sold $13.0 million in par value auction rate securities for proceeds of $11.4 million during the nine months ended October 1, 2010, compared to sales of $15.5 million in par value auction rate securities for proceeds of $13.6 million for the corresponding period in 2009.

•	We used $1.9 million of cash during the nine months ended October 1, 2010 for capital expenditures, compared to $0.9 million for the corresponding period in 2009.

•	During the nine months ended October 2, 2009, we completed the sale for certain assets held for sale for proceeds of $0.6 million, with no comparable amount for 2010.

Cash used in financing activities was $11.5 million during the nine months ended October 1, 2010, with no comparable amounts for the nine months ended October 2, 2009. Financing activities in 2010 included the following events:

•	We received proceeds of $64.9 million from the sale of our common shares in connection with the Rights Offering.

•	We used $74.9 million of cash to repay a portion of the principal amount outstanding on our 2008 Senior Notes.

•	We used $1.5 million of cash for payments of debt issuance costs.

In addition to cash flows from operating, investing and financing activities, exchange rate changes resulted in an increase of $0.5 million in our cash balances during the nine months ended October 1, 2010, compared with an increase of $0.4 million during the corresponding period in 2009.

Other Liquidity Matters

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

In the U.K., funding valuations are conducted every three years. Based on the last completed funding valuation on November 30, 2006, we and the Plan Trustees agreed to a schedule of contributions under which we are contributing approximately $0.6 million per year until 2018. Based on the results of a new funding valuation completed in 2010, we increased our annual contributions to the U.K. Plan from approximately $0.6 million to $0.8 million for a period of 10 years and 5 months beginning September 2010, including an additional one-time lump-sum payment of approximately $1.6 million, of which $0.8 million was paid in September 2010 and $0.8 million was paid in December 2010. The Japanese plan includes a guarantee of return of principal and yearly interest 0.75%; therefore, there are no significant fluctuations in this plan. See Note 9 to Consolidated Financial Statements for further information about these plans.

As a result of the covenant that exists between our U.K. subsidiary and the Plan Trustees regarding the funding of the U.K. Plan, our ability to transfer assets outside our U.K. subsidiary, and its wholly owned subsidiary in China, may be limited.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Historically, our contractual obligations have primarily consisted of the 2008 Senior Notes, operating leases, purchase commitments and pension obligations. Through October 1, 2010, we had not entered into any new material or modified contractual obligations since the end of the fiscal year ended December 31, 2009, with the exception of the lease modification and debt restructuring discussed below.

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

Upon emergence from bankruptcy on July 23, 2010, the $210.0 million of 11% Senior Notes due 2013 were cancelled and replaced in part with $107.0 million of 12.25% Senior Secured PIK Election Notes due 2014. Refer to Note 6 to Consolidated Financial Statements for a description of the New Notes. If the New Notes remain outstanding until their scheduled maturity date in 2014, annual interest expense on the New Notes would be as follows (in thousands):

Year Ending December 31,	Annual Interest Expense*
2010	$5,858
2011	13,184
2012	13,184
2013	13,184
2014	7,970

Total	$53,380

*	Assumes Reporting Default interest terminates December 31, 2010. Refer to Note 6 to Consolidated Financial Statements for a description of Reporting Default interest.

Off-Balance Sheet Arrangements

Through October 1, 2010, we had not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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

Our primary market risk exposures are foreign currency exchange rate fluctuation and interest rate sensitivity. During the nine months ended October 1, 2010, there have been no material changes to the information included under 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on October 1, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as of October 1, 2010, the end of the period covered by this report. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of October 1, 2010 to provide reasonable assurance that information required to be disclosed by us, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, because of the following material weaknesses in our internal control over financial reporting, which is more fully described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein, which have not been remediated as of October 1, 2010:

•	Inadequate and ineffective controls over the corporate financial statement close process

•	Inadequate and ineffective controls over the recognition of Semiconductor Systems revenue

Changes in Internal Control Over Financial Reporting

We are taking corrective actions to remediate the material weaknesses listed above, including remediation actions described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein. However, as of October 1, 2010, we have not completed the remediation of the above material weaknesses.

Other than as noted above, there has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended October 1, 2010 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

On July 23, 2010, the Plan Effective Date, the Company issued an aggregate of 100,002,179 new common shares, no par value, pursuant to the Final Chapter 11 Plan. The new shares of common stock were issued in exchange for claims against or interests in the Debtors pursuant to the terms of the Final Chapter 11 Plan. Refer to Note 2 to Consolidated Financial Statements for additional information regarding transactions consummated on the Effective Date, including the issuance of new common shares. Consistent with the Bankruptcy Court’s Confirmation Order and applicable law, the Company relied on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), the issuance of such new common shares.

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

On September 2, 2010, the Company granted a total of 250,003 deferred stock units to the independent members of its Board of Directors as partial consideration for such directors’ services during fiscal year 2010. These transactions were exempt from registration under the Securities Act pursuant to Section 4(2) of such act as transactions not involving a public offering. The deferred stock units were issued pursuant to standalone award agreements that are independent of an equity incentive plan. Each deferred stock unit represents the right to receive one common share of the Company on the date of termination of the holder’s service with the Company’s Board of Directors. The deferred stock units were fully vested and nonforfeitable on the date of grant.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	7/23/10

4.1	Registration Rights Agreement, by and between the Registrant and the Common Shareholders named therein, dated as of July 23, 2010.	8-K	000-25705	4.2	7/23/10

10.1	Security Agreement, by and among GSI Group Corporation, the Grantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent, dated as of July 23, 2010.					*

10.2	Escrow Agreement, by and among the Registrant and Law Debenture Trust Company of New York, as escrow agent, dated as of July 23, 2010.	8-K	000-25705	10.2	7/23/10

10.3	Open-End Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 23, 2010, made by Synrad, Inc. in favor of First American Title Insurance Company and The Bank of New York Mellon Trust Company, N.A.	8-K	000-25705	10.3	7/23/10

10.4	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 23, 2010, made by Control Laser Corporation in favor of The Bank of New York Mellon Trust Company, N.A.	8-K	000-25705	10.4	7/23/10

10.5	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 23, 2010, made by Photo Research, Inc., in favor of First American Title Insurance Company and The Bank of New York Mellon Trust Company, N.A.	8-K	000-25705	10.5	7/23/10

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GSI Group Inc. (Registrant)

Name	Title	Date

/S/ MICHAEL E. KATZENSTEIN	Director, Principal Executive Officer	December 13, 2010
Michael E. Katzenstein

/S/ GLENN E. DAVIS	Principal Financial Officer and Principal Accounting Officer	December 13, 2010
Glenn E. Davis

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	7/23/10

4.1	Registration Rights Agreement, by and between the Registrant and the Common Shareholders named therein, dated as of July 23, 2010.	8-K	000-25705	4.2	7/23/10

10.1	Security Agreement, by and among GSI Group Corporation, the Grantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent, dated as of July 23, 2010.					*

10.2	Escrow Agreement, by and among the Registrant and Law Debenture Trust Company of New York, as escrow agent, dated as of July 23, 2010.	8-K	000-25705	10.2	7/23/10

10.3	Open-End Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 23, 2010, made by Synrad, Inc. in favor of First American Title Insurance Company and The Bank of New York Mellon Trust Company, N.A.	8-K	000-25705	10.3	7/23/10

10.4	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 23, 2010, made by Control Laser Corporation in favor of The Bank of New York Mellon Trust Company, N.A.	8-K	000-25705	10.4	7/23/10

10.5	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 23, 2010, made by Photo Research, Inc., in favor of First American Title Insurance Company and The Bank of New York Mellon Trust Company, N.A.	8-K	000-25705	10.5	7/23/10

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*