Form 10-K
period 2010-12-31
GSI GROUP INC
filed 2011-03-30
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-35083

GSI Group Inc.

(Exact name of registrant as specified in its charter)

New Brunswick, Canada	98-0110412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Middlesex Turnpike	01730
Bedford, Massachusetts, USA	(Zip Code)
(Address of principal executive offices)

(781) 266-5700

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Shares, no par value	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s outstanding common shares held by non-affiliates of the Registrant, based on the closing price of the common shares on OTC Markets Group, Inc. on the last business day of the Registrant’s most recently completed second fiscal quarter (July 2, 2010) was $54,981,836. For purposes of this disclosure, common shares held by officers and directors of the Registrant and by persons who hold more than 5% of the Registrant’s outstanding common shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12 , 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

There were approximately 33,342,169 of the Registrant’s common shares, no par value, issued and outstanding on February 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders scheduled to be held on May 11, 2011 to be filed with the Securities and Exchange Commission are incorporated by reference in answer to Part III of this Annual Report on Form 10-K.

GSI GROUP INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2010

As used in this report, the terms “we,” “us,” “our,” “GSI Group”, “GSI”, “GSIG” and the “Company” mean GSI Group Inc. and its subsidiaries, unless the context indicates another meaning.

Unless otherwise noted, all dollar amounts in this report are expressed in United States dollars.

The following trademarks and trade names of GSI Group are used in this report: WaferMark™, WaferRepair™, WaferTrim™, CircuitTrim™, MicroE® and Westwind®.

PART I

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. The Company makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the SEC. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,”, “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. The forward-looking statements contained in this Annual Report include, but are not limited to, statements related to: the adequacy of cash flows from operations and available cash; our ability to improve our liquidity, and the impact of our reorganization on our general liquidity, including our ability to obtain working capital loans or to refinance our existing indebtedness; our ability to grow in the future and generate meaningful shareholder value; our ability to integrate businesses we have acquired; our ability to recruit permanent management; our industry position and our ability to operate successfully as markets recover; our internal controls over accounting for revenue recognition and our financial close process; our results of operations and financial condition; our ability to maintain listing of our common shares on NASDAQ or another securities exchange; and other statements that are not historical facts. All forward-looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward-looking statements.

Item 1. Business

OVERVIEW

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “ours”) design, develop, manufacture and sell precision motion control devices and associated precision technologies, photonics-based solutions (consisting of lasers, laser systems and electro-optical components) and semiconductor systems. Our customers incorporate our technology into their products or manufacturing processes for a wide range of applications in a variety of markets, including: industrial, scientific, electronics, semiconductor, medical and aerospace. Our products enable customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications.

Our products are grouped into three segments: Precision Technology, Semiconductor Systems and Excel. We strive to create shareholder value through:

•	Driving profitable organic sales growth through our participation in attractive end markets;

•	Delivering a continual stream of successful new product launches incorporating differentiated technology;

•	Generating high levels of cash flow from operations;

•	Broadening our product and service offerings through the acquisition of innovative and complementary technologies and solutions; and

•	Attracting, retaining and developing talented and motivated employees.

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

We maintain a website with the address http://www.gsig.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”). In addition, our reports and other information are filed with securities commissions or other similar authorities in Canada, and are available over the Internet at http://www.sedar.com.

RECENT DEVELOPMENTS

A number of events have occurred since August 2008 that are important to an understanding of our Company.

In August 2008, we acquired Excel Technology, Inc. (“Excel”), a designer, manufacturer and marketer of photonics-based solutions consisting of lasers, laser-based systems, precision motion devices and electro-optical components primarily used in industrial and scientific applications, for approximately $368.7 million. A portion of the Excel purchase price was financed with proceeds from the issuance of $210 million of 11% Senior Notes due 2013 (the “2008 Senior Notes”).

Following the acquisition of Excel, during the fourth quarter of 2008, we identified errors in the timing of revenue recognized in connection with sales to customers in our Semiconductor Systems segment during the first and second quarters of 2008. We subsequently identified additional errors in the timing of revenue recognized in 2004, 2005, 2006 and 2007 and announced that previously issued financial statements for 2004 through 2008 would be restated.

As a result of the Excel acquisition and errors identified in the timing of revenue recognized in earlier periods, we were unable to file our Quarterly Report on Form 10-Q for the period ended September 26, 2008 within the time permitted by SEC rules. Consequently, certain holders of the 2008 Senior Notes notified us that we were in default of the reporting provisions of the indenture governing the 2008 Senior Notes (the “2008 Senior Note Indenture”). In November 2009, we entered into an agreement with certain beneficial owners holding approximately 88.1% of the outstanding aggregate principal amount of the 2008 Senior Notes to reduce the obligations outstanding under the 2008 Senior Notes. In order to implement the debt restructuring, on November 20, 2009, our holding company, GSI Group Inc. (“GSIG”), and two of our wholly-owned United States subsidiaries, GSI Group Corporation (“GSI US”) and MES International, Inc. (“MES” and, collectively with GSIG and GSI US, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). In May 2010, we reached a consensual agreement with the parties-in-interest to the Chapter 11 proceedings and on May 27, 2010, the United States Bankruptcy Court approved our Final Fourth Modified Chapter 11 Plan of Reorganization (the “Final Chapter 11 Plan”). We emerged from bankruptcy on July 23, 2010 and in connection therewith completed a rights offering pursuant to which we sold common shares for approximately $64.9 million in cash proceeds. The proceeds from the rights offering were used to pay down a portion of the 2008 Senior Notes. The remaining obligations due with respect to the 2008 Senior Notes were satisfied through the issuance of common shares, the payment of cash and the issuance of new 12.25% Senior Secured PIK Election Notes due 2014 (the “New Notes”). In addition, upon our emergence from Chapter 11 restructuring on July 23, 2010, our Board of Directors was reconstituted.

Additional information regarding the acquisition of Excel and the Chapter 11 proceedings can be found in the Notes to our 2010 Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Following our emergence from bankruptcy, our Board of Directors commenced a search for a permanent Chief Executive Officer (“CEO”) which culminated in the appointment of John Roush as Chief Executive Officer effective December 14, 2010. Following Mr. Roush’s appointment, we announced in February 2011 the hiring of a permanent Chief Financial Officer (“CFO”), Robert Buckley. Mr. Buckley will assume the role of our CFO shortly after the filing of this Annual Report on Form 10-K.

On December 29, 2010, we announced that the 1 for 3 reverse stock split previously approved by our Board of Directors and shareholders became effective and that we had filed an application to list our common shares on The NASDAQ Stock Market LLC. Our common shares began trading on The NASDAQ Global Select Market on February 14, 2011.

Lastly, on February 22, 2011, the United States District Court for the District of Massachusetts entered an order granting final approval of the previously announced settlement in a putative shareholder class action that was filed on December 12, 2008 following our announcement that previously issued financial statements for 2008 would be restated as a result of errors identified in the timing of revenue recognized in connection with sales to customers in our Semiconductor Systems segment. See Note 14 to Consolidated Financial Statements for additional information regarding the settlement.

OUR CONTINUING OPERATIONS

We operate in three segments: Precision Technology, Semiconductor Systems and Excel, which are described below.

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

The Precision Technology segment has five major product lines:

Product Line	Key End Markets	Brand Names	Description
Lasers	Industrial, Electronics, Automotive, Medical, Packaging and Aerospace	JK Lasers, Spectron Lasers, eCO2 Lasers	Applications include welding, cutting, drilling, surface marking, and deep engraving of metal and plastic parts.

Optics	Aerospace, Telecommunications, and Industrial	ExoTec Precision	Super flat and super polished optics, and high performance mirrors primarily used with a scanner to direct a laser light. Applications include scanners, the deflection of laser beams in aircraft gyroscopes, and bending optical light beams that transmit telecommunications data.

Product Line	Key End Markets	Brand Names	Description
Printed Circuit Board Spindles	Electronics	Westwind Air Bearings	High-speed air bearing spindles used to drill very small and precise holes in printed circuit boards. Other applications include semiconductors, industrial and printing.

Encoders	Electronics	MicroE Systems	Linear and rotary electro-optical tracking devices that measure movement with sub-micron accuracy. Applications include motion control of semiconductor and electronic manufacturing equipment, confocal microscopes, positioning magnetic rings on hard drives, precision manufacturing and coordinate measuring systems.

Thermal Printers	Medical	None significant	Rugged paper tape printers for the medical instruments and defibrillator markets.

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

Our Semiconductor Systems segment has three major product lines:

Product Line	Key End Markets	Description
WaferRepair	Semiconductor—DRAM and Flash Memory chips	WaferRepair is used to raise production yields for 300mm and 200mm DRAM and NAND wafers to commercially acceptable levels.

WaferTrim	Semiconductor—high performance analog and mixed signal devices	WaferTrim systems enable production of high performance integrated circuits by precisely trimming analog and mixed signal integrated circuits with a laser beam to achieve a specified electrical resistance.

Product Line	Key End Markets	Description
WaferMark	Semiconductor—silicon suppliers and integrated circuit factories	WaferMark systems are used to mark silicon wafers with characters or markings at various stages of the wafer and integrated circuit manufacturing process. The marks are designed to aid process control and device traceability.

Our Semiconductor Systems segment also includes a smaller product line, CircuitTrim systems, which are used in the production of thick and thin film resistive components for surface mount technology electronic circuits, known as chip resistors, as well as thick and thin film hybrid circuits, and for adjusting the performance of complete multi-chip modules.

Excel Segment

Our Excel segment designs, manufactures and markets photonics-based solutions consisting of lasers, laser-based systems, precision motion devices and electro-optical components, primarily for industrial and scientific applications. We sell the products in the Excel segment to customers worldwide, both directly and indirectly through resellers and distributors.

The Excel segment has four major product lines:

Product Line	Key End Markets	Brand Names	Description

Lasers and Laser-Based Systems	Industrial, Scientific and Homeland Security	Synrad, Continuum, Quantronix, Baublys, Control Laser	Applications include cutting, marking, engraving and micro-machining, scientific research, remote sensing and automation.

Scanners	Industrial, Medical, Scientific, Aerospace, Military and Academic	Cambridge Technology	High precision motors that, when coupled with a mirror, can direct a laser beam with a high degree of accuracy. Applications include product laser marking and coding, laser machining and welding, high density via hole drilling of printed circuit boards, scanning microscopy, retinal scanning, laser-based vision correction, Optical Coherence Tomography imaging for laser-based biomedical diagnostics, high resolution printing, holographic imaging and storage, semiconductor wafer inspection and processing, 2D or 3D imaging and laser projection and entertainment.

Product Line	Key End Markets	Brand Names	Description
Optics	Scanning	The Optical Corporation	Thin-filmed optics primarily used with a scanner to direct a laser light. Applications include optical scanners, laser systems, professional motion picture cameras and a myriad of other industrial and scientific applications, as well as interferometry and research and development.

Light and Color Measurement	Aerospace, Automotive, Lighting, Motion Picture, Research and Development and related industries	Photo Research, Inc.	Color metrology systems are used by a wide variety of industries for research, quality control and on-line testing, including portable battery operated Spectro radio meter, photometers and video photometers.

Excel’s Scanners product line includes certain portions of a specific product line that was previously included within the Precision Technology segment, which were transferred to and integrated with Excel’s existing business in 2009.

Products and Services

The following table shows the revenues and gross margins for each of the three segments for the year ended December 31, 2010 (dollars in thousands):

	Sales	Gross Profit Percentage
Precision Technology	$128,220	46.1%
Semiconductor Systems	81,283	39.1%
Excel	183,384	43.7%
Intersegment sales eliminations(1)	(9,371)	49.8%

Total	$383,516	43.4%

(1)	Sales of the Precision Technology segment’s products to the Excel and Semiconductor Systems segments and sales of the Excel segment’s products to the Precision Technology and Semiconductor Systems segments.

See Note 15 to Consolidated Financial Statements for additional financial information about our segments.

Customers

We have a diverse group of customers that includes companies that are global leaders in their industries. Many of our customers participate in several market segments. In 2010, one customer, Samsung, accounted for approximately 11% of our sales. Samsung is a customer within the Semiconductor Systems segment. In 2009, one customer, Powerchip Technology Corporation and certain related parties, accounted for approximately 10% of our sales. Powerchip Technology Corporation and certain related parties is a customer within the Semiconductor Systems segment. In 2008, no single customer accounted for 10% or more of our sales.

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

Seasonality

While on a consolidated basis our sales are not highly seasonal, the sales of some of our individual business units, particularly our laser businesses, are attributable to orders received from governmental entities or research institutions whose budgeting and funding cycles may be different from those of our commercial and industrial customers.

Backlog

As of December 31, 2010, our consolidated backlog was approximately $92 million. Approximately $87 million of orders included in backlog represent open orders for products and services that management has concluded have a reasonable probability of being delivered over the subsequent twelve month period. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Management believes that backlog is not a meaningful indicator of future business prospects for any of our business segments due to the wide range of different lead times required by our various types of customers. Therefore, backlog as of any particular date should not be relied upon as indicative of our revenues for any future period.

Manufacturing

Manufacturing functions are performed internally when management chooses to maintain control over critical portions of the production process or for cost related reasons. To the extent it makes financial sense, we will consider outsourcing additional portions of the production process. For example, our Semiconductor Systems segment focuses on outsourcing low value parts and modules and internally retains the tasks of final assembly of subsystems, testing and quality control.

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

In 2010, 2009 and 2008, respectively, we incurred research and development and engineering expenses of $29.9 million, $28.3 million and $33.4 million, which represents 7.8%, 11.1%, and 11.6% of sales, respectively.

Marketing, Sales and Distribution

We sell our products worldwide through our direct sales force team and through distributors and sales agents. In the case of products sold through our direct sales force, or local sales, applications and service teams work closely with our customers and leverage incremental supporting organizations from us to ensure customer satisfaction with our products. Our distributors work with customers in a similar fashion.

•

Precision Technology products are sold worldwide mostly through our direct sales force but also through distributors, primarily to OEMs. Our Precision Technology businesses have sales and service centers located in Massachusetts, Michigan, California, United Kingdom, Germany, Switzerland, Taiwan, China, Singapore and Japan. Sumitomo Heavy Industries Ltd. (a shareholder) is a key distributor for certain products in Japan. Because of the fundamental nature and relatively small physical size of the products, our Precision Technology segment generally employs a factory direct strategy in support of its worldwide customer base except in the laser product line where parts and field technical support is significant.

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

Competition

The markets in which we compete are dynamic and highly competitive. Due to the wide range of our products, we face many different types of competition and competitors. This affects our ability to sell our products and the prices at which these products are sold. Our competitors range from large foreign and domestic organizations, which produce a comprehensive array of goods and services and that may have greater financial and other resources than we do, to small firms producing a limited number of goods or services for specialized market segments. We expect the proportion of large competitors to increase through the continued consolidation of competitors.

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

Raw Materials, Components and Supplies

Each of our businesses uses a wide variety of raw materials, key components and supplies that are generally available from alternate sources of supply and in adequate quantities from domestic and foreign sources. In some instances, we design and/or re-engineer the parts and components used in our products. For certain critical raw materials, key components and supplies used in the production of some of our principal products, we have qualified only a limited number of suppliers or, in some instances, a single source of supply. Sources for parts and components that we design and/or re-engineer may be more limited than off-the-shelf parts and components. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products.

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

For a further discussion of the importance to our business of, and the risks attendant to, our supply chain, see “Risk Factors—Disruptions in the supply of or defects in raw materials, certain key components and other goods from our suppliers, including limited or single source suppliers, could have an adverse effect on the results of our business operations, and could damage our relationships with customers” in Item 1A of this Annual Report on Form 10-K.

Patents and Intellectual Property

We rely upon a combination of copyrights, patents, trademarks, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We hold approximately 360 issued patents, approximately 200 in the United States and approximately 160 in foreign countries. These patents are set to expire from 2011 through 2029. Additionally, we have approximately 220 pending patents, approximately 40 in the United States and approximately 180 in foreign countries. The issued patents cover various products in many of our key product categories, particularly semiconductor systems, optical scanning products, encoders, air bearing spindles, and lasers. In addition, we also have trademarks registered in the United States and foreign countries. We will continue to actively pursue application for new patents and trademarks as we deem appropriate. However, there can be no assurance that any other patents will be issued to us or that such patents, if and when issued, will provide any protection or benefit to us.

Although we believe that our patents and pending patent applications are important, we rely upon several additional factors that are essential to our business success, including: market position, technological innovation, know-how and product performance. There can be no assurance that we will realize any of these advantages.

We also protect our proprietary rights by controlling access to our proprietary information and by maintaining confidentiality agreements with our employees and consultants, and certain of our customers and suppliers. For a further discussion of the importance to our business of, and the risks attendant to, intellectual property rights, see “Risk Factors—Others may violate our intellectual property rights” and “Risk Factors—Our success depends upon our ability to protect our intellectual property and to successfully defend against claims of infringement by third parties” in Item 1A of this Annual Report on Form 10-K.

Human Resources

As of December 31, 2010, we employed approximately 1,593 employees in our continuing operations, compared to employing approximately 1,297 employees in our continuing operations as of December 31, 2009. More than 60% of our workforce is related to production operations and field services. We consider our relations with employees to be satisfactory.

Geographic Information

Each of our reporting segments conducts business in, and derives substantial revenue from, various countries outside the United States. We are exposed to the risks associated with international operations, including exchange rate fluctuations, regional and country-specific political and economic conditions, foreign receivables collection concerns, trade protection measures and import or export licensing requirements, tax risks, staffing and labor law concerns, intellectual property protection risks, and differing regulatory requirements. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales in the future.

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

In addition to the recently settled litigation prompted by the restatement of our previously issued financial statements as discussed in Item 3, “Legal Proceedings”, we received a notice from the SEC indicating that the SEC is conducting a formal investigation relating to our historical accounting practices and the restatement of our historical consolidated financial statements. On September 16, 2010, we received a “Wells Notice” from the SEC, stating that the Staff is considering recommending that the Commission institute a civil injunctive action or administrative proceeding against us, alleging that we violated various provisions of the Securities Act and the Securities Exchange Act, and providing us with the opportunity to make a submission to the Staff in connection therewith. In connection with the contemplated action, the SEC may seek a permanent injunction or cease-and-desist order, disgorgement, prejudgment interest and the imposition of a civil penalty. We are cooperating fully with the SEC investigation. The conduct and resolution of the SEC investigation and related matters could be time-consuming, expensive and distracting to the conduct of our business and to our management. In the event that the investigation results in an adversarial action or proceeding being brought against us, or any of our current or former officers or directors, our business (including our ability to complete financing transactions), and the trading price of our securities, may be adversely impacted. Additionally, if the SEC investigation continues for a prolonged period of time, it may have the same impact regardless of the ultimate outcome of the investigation. In the event of an adverse judgment in any action or proceeding, we may be required to pay damages or penalties, or other remedies may be imposed upon us, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

In connection with the preparation of our 2008, 2009 and 2010 financial statements, our management team and independent registered public accounting firm identified certain weaknesses in our internal controls that were considered to be material weaknesses and significant deficiencies. Specifically, as they relate to the 2008 financial statements, such material weaknesses included: inadequate and ineffective controls over the financial statement close process; inadequate and ineffective controls over the accounting for revenue recognition; inadequate and ineffective controls over the accounting for income taxes; and, inadequate and ineffective controls over the evaluation process for the impairment assessment for goodwill, intangible assets and other long-lived assets. The material weaknesses related to income taxes and the evaluation process for the impairment assessment for goodwill, intangible assets, and other long-lived assets were remediated during 2009. The material weakness that was identified in 2009 related to Semiconductor Systems revenue recognition was remediated during 2010. The material weakness that was identified in 2009 related to the inadequate and ineffective controls over the financial statement close process was not fully remediated in 2010. Prior to the complete remediation of this material weakness, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement of our financial statements.

We are currently designing and implementing new procedures and controls intended to address the material weakness described above over the financial statement close process. While this design and implementation phase is underway, we are relying significantly on outside accounting professionals until permanent employees can be hired to fill these roles and on manual procedures to assist us with meeting the objectives otherwise fulfilled by an effective control environment. The implementation of new procedures and controls could be costly and distract management from other activities.

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

Risks Relating to our Business

Our recent bankruptcy and reorganization, our recent inability to provide current financial reports and recent changes in our management could have a negative impact on our relationship with key employees, suppliers and customers.

As discussed elsewhere in this 10-K, in July 2010, we emerged from a lengthy and well-publicized reorganization process, which included a voluntary bankruptcy filing. We believe these events adversely impacted our suppliers’ willingness to extend trade credit to us, and our customers’ willingness to develop products with us, or order or purchase products from us and may continue to have a negative impact on our business, as suppliers and customers may remain wary of our financial or operating stability.

Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activity.

A large portion of our sales are dependent on the need for increased capacity or replacement of inefficient manufacturing processes, because of the capital-intensive nature of our customers’ businesses. These sales also tend to lag behind other businesses in an economic recovery. There was a rapid softening of the economy and tightening of the financial markets in the second half of 2008 that continued into the first half of 2009. This slowing of the economy reduced the financial capacity of our customers, thereby slowing spending on the products and services we provide. While business conditions improved during the second half of 2009 and throughout 2010, if such improvement is not sustainable or if a new general economic slowdown commences, we may not be able to meet anticipated revenue levels on a quarterly or annual basis. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our customers’ financial condition and the timing or levels of business activity of our customers and the industries we serve. This may reduce the demand for our products or depress pricing for our products and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to products or services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

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

Delays in delivery of new products could have a negative impact on our business. If we do not introduce new products in a timely manner, we may lose market share and be unable to achieve revenue growth targets.

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

During the year ended December 31, 2010, 65.9% of our revenues were derived from operations outside of the United States. The scope of our international operations subjects us to risks which could materially impact our results of operations, including:

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

We have a history of operating losses and we may not be able to sustain or grow our profitability.

We incurred operating losses in each of the years from 1998 through 2003 and again in 2008 and 2009. Although we reported an operating profit for the year ended December 31, 2010, no assurances can be given that we will sustain or increase the level of profitability in the future based on extrinsic market forces, and the market price of our common shares may decline as a result.

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

Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. We do not have personnel dedicated to the oversight, organization and management of our intellectual property. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation or disclosure, or that others will not develop competitive technologies or products outside of our patented property. It is possible that, despite our efforts, other parties may use, obtain or try to copy our technology and products. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented in a legal or administrative proceeding, or that our patents and know how will provide a competitive advantage to us. Policing unauthorized use of our intellectual property rights is difficult and time consuming and may involve initiating claims or litigation against third parties for infringement of our proprietary rights, which could be costly.

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

Our business strategy has included finding and making strategic acquisitions and divestitures. For example, we acquired an optics business in the United Kingdom in 2007, we completed our acquisition of Excel in August

2008 and we sold our U.S. Optics Business in October 2008. We expect to continue to evaluate potential acquisitions and divestitures as part of our long-term strategic plan. Our identification of suitable acquisition candidates involves risks inherent in an assessment of the values, strengths, weaknesses, risks, synergy and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of management’s attention from our core businesses and risks associated with unanticipated problems or liabilities. We cannot assure investors our efforts will be sufficient, or that acquisition candidates will be receptive to our advances or that any acquisition we may make would be accretive to earnings. We also cannot assure investors that we will find suitable purchasers in the event that we identify a potential divestiture candidate in the future. Further, given our significant debt and current inability to use Form S-3, we may have difficulty obtaining financing for such strategic acquisitions on a timely basis or at all.

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

Further, our ability to maintain and increase profitability of Excel’s business lines will depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue. Our expectations to achieve more consistent and predictable levels of revenue and to increase Excel’s profitability may not be realized, and such revenues and profitability may decline as we integrate Excel’s operations into our business. If Excel’s revenues grow more slowly than we anticipate, or if its operating expenses are higher than we expect, we may not be able to sustain or increase its profitability, in which case our financial condition will suffer and our stock price could decline. As discussed in Note 6 to Consolidated Financial Statements, in 2008, we recorded a significant impairment charge against the value of assets that were primarily attributed to the goodwill, intangible assets and other long-lived assets of Excel. Should there be a deterioration in Excel’s future outlook or actual performance, we may be required to record additional impairment charges against Excel’s assets.

We continue our leadership transition and expansion of our financial and accounting team. Until we are able to successfully complete such transition and expansion, if at all, our business could be materially adversely affected.

During 2008, 2009, 2010 and early 2011, we experienced significant turnover in our management team, including our Chief Executive Officer, our Chief Financial Officer, our General Counsel, our Corporate Controller and certain senior members of our various segments or operating groups. On April 1, 2010, our Board of Directors appointed a principal financial officer to replace our former Chief Financial Officer who resigned in 2008. On May 14, 2010, our Board of Directors appointed a chief restructuring officer, whose appointment was approved by the Bankruptcy Court on May 27, 2010. On December 14, 2010, our Board of Directors appointed a new Chief Executive Officer and, by early April 2011, Robert Buckley will assume the role of our Chief Financial Officer. We continuously review our management, business and organizational structures, and, as a part of that process are seeking to expand our financial and accounting team, but there are no assurances that we will be able to adequately staff such team in the near future. There are risks associated with changes in strategy and management at the executive and/or director level, and changes in product or operational focus.

If we do not retain our key personnel, our ability to execute our business strategy will be limited.

Our success depends to a significant extent upon the continued service of our executive officers and key management and technical personnel, particularly our experienced engineers, and on our ability to continue to attract, retain, and motivate qualified personnel. The competition for these employees is intense. The loss of the services of one or more of our key personnel could have a material adverse effect on our operating results. In addition, there could be a material adverse effect on us should the turnover rates for engineers and other key personnel increase significantly or if we are unable to continue to attract qualified personnel. We do not maintain any key person life insurance policies on any of our officers or employees.

Our success also depends on our ability to execute leadership succession plans. The inability to successfully transition key management roles could have a material adverse effect on our operating results.

We conducted an internal review of potential issues related to the Foreign Corrupt Practices Act and voluntarily shared information relating to that review with the SEC in the third quarter of 2009. These matters could have a material adverse effect on us. Further, our reputation and our ability to do business may be impaired by improper conduct by any of our employees, agents or business partners.

On or about November 25, 2008, we initiated an independent review of sales transactions in our Semiconductor Systems segment and certain other sales transactions for fiscal years 2006, 2007 and 2008 and in May 2009, we announced that we were expanding the review to include 2004 and 2005. During the course of performing the review, our Audit Committee and its advisors identified certain potential issues related to the Foreign Corrupt Practices Act (“FCPA”), in particular in China, and referred those issues to our management for review. With the assistance of outside legal counsel, we conducted and completed an internal review of those potential issues and voluntarily shared information relating to the internal review with the SEC in the third quarter of 2009. While we have not received any further requests from the SEC relating to the matters raised as a result of this internal FCPA review, we cannot predict whether the SEC will request any further information from us or take any other action.

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

Our ability to reduce operating expenses is dependent upon the nature of the actions we take to reduce expense and subsequent ability to implement those actions and realize expected cost savings. For example, in the past years we shifted certain of our operations in the United States and United Kingdom to China to reduce expenses. In addition, during 2008 and 2009, we undertook actions to consolidate redundant or excess personnel that resulted from our acquisition of Excel and lower demand for certain of our products due to the global economic slowdown. We have also divested businesses. There can be no assurance that these actions will improve our financial position, results of operations or cash flows. Further, there is a risk that these actions may ultimately prove detrimental to our operations and sales, or to our intellectual property protections.

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

Disruptions in the supply of or defects in raw materials, certain key components and other goods from our suppliers, including limited or single source suppliers, could have an adverse effect on the results of our business operations, and could damage our relationships with customers.

The production of our products requires a wide variety of raw materials, key components and other goods that are generally available from alternate sources of supply. However, certain critical raw materials, key components and other goods required for the production and sale of some of our principal products are available from limited or single sources of supply. Many of our products are manufactured with high precision parts and components designed and/or manufactured by outside suppliers, which subjects us to an increased risk of defects. Any such parts or components that have latent or known defects may materially impact relations with our customers if they cause us to miss our scheduled shipment deadlines. If latent defects are incorporated into our products and discovered later, there could be a material impact on our operations, financial position, results of operations and cash flow.

We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products, particularly in our Semiconductor Systems segment. In addition, certain of our businesses buy components, including limited or sole source items, from competitors of our other businesses, and certain of our businesses sell products to customers that compete with certain other segments of our business. This dynamic may adversely impact our relationship with these suppliers and customers. For example, these suppliers could increase the price of those components or reduce their supply of those components to us. Similarly, these customers could elect to manufacture products to meet their own requirements rather than purchase products from us. There can be no assurance that our businesses will not be adversely affected by our other businesses’ relationship with customers and suppliers or that our current or alternative sources will be able to continue to meet all of our demands on a timely basis. If suppliers or subcontractors experience difficulties, or fail to meet any of our manufacturing requirements, our business would be harmed until we are able to secure alternative sources, if any, on commercially reasonable terms. A prolonged inability to obtain certain raw materials, key components or other goods is possible and could have an adverse effect on our business operations, and could damage our relationships with customers

Production difficulties and product delivery delays or disruptions could materially adversely affect our business.

We assemble our products at our facilities in the United States, the United Kingdom, Germany and China. If use of any of our manufacturing facilities were interrupted by a natural disaster or otherwise, our operations could be negatively impacted until we could establish alternative production and service operations. Significant production difficulties could be the result of:

•	mistakes made while transferring manufacturing processes between locations;

•	changing process technologies;

•	ramping production;

•	installing new equipment at our manufacturing facilities; and

•	shortage of key components.

In addition, we may experience product delivery delays in the future. A significant disruption in third-party package delivery and import/export services, or significant increases in prices for those services could interfere with our ability to ship products, increase our costs and lower our profitability.

We ship a significant portion of our products to our customers through independent package delivery and import/export companies. We also ship our products through national trucking firms, overnight carrier services and local delivery practices. If one or more of the package delivery or import/export providers experiences a significant disruption in services or institutes a significant price increase, the delivery of our products could be prevented or delayed. Such events could cause us to incur increased shipping costs that could not be passed on to our customers, negatively impacting our profitability and our relationships with certain customers.

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

If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business could be adversely affected.

We rely on various centralized information systems throughout our company to keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers and suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business.

Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.

As of December 31, 2010, our total assets included $97.7 million of net intangible assets, including goodwill. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

Adverse changes in our business, adverse changes in the assumptions used to determine the fair value of our reporting units, or the failure to grow our segments may result in impairment of our intangible assets, which could adversely affect our results of operations.

Risks Relating to Taxes

We may be required to make additional tax payments and/or recalculate certain of our tax attributes depending on the resolution of the complaint we filed against the United States of America pursuant to Bankruptcy Code Section 505.

On July 13, 2010, we filed a complaint against the United States of America pursuant to Bankruptcy Code Section 505 (the “Section 505 Action”) to recover refunds resulting from federal income taxes we overpaid in previous years. Bankruptcy Code Section 505 generally gives the Bankruptcy Court jurisdiction to determine the amount or legality of any tax, any fine or penalty relating to a tax, or any addition to tax. We have filed federal carryback refund claims aggregating $18.8 million for federal income tax refunds related to tax years 2000 through 2008. The Internal Revenue Service (“IRS”) has filed proofs of claim asserting that we owe federal income taxes of approximately $7.7 million for the same period. Depending on the outcome of the Section 505 Action, we could be required to pay some or all of the approximately $7.7 million the IRS alleges we owe and/or certain of our tax attributes could be negatively impacted. Either result could have a material adverse impact on our financial condition and operating results.

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

In addition, our ability to use future tax deductions is dependent on our ability to generate sufficient future taxable income in tax jurisdictions in which we operate. In determining our provision for income taxes, our tax attributes and liabilities and any valuation allowance recorded against our net tax attributes requires judgment and analysis. We consistently evaluate our tax attributes based on taxes recoverable in the carryback period, existing deferred tax liabilities, tax planning strategies and projected future taxable income. In the U.S. and the U.K., we have experienced cumulative losses in recent years and, as a result, we exclude consideration of projected future taxable income when we evaluate our ability to realize our deferred tax assets in those jurisdictions. Our ability to recover all of our tax attributes in certain jurisdictions depends upon our ability to continue to generate future profits. If actual results differ from our plans or we do not achieve the desired level of profitability in a given jurisdiction, we may be required to increase the valuation allowance on our tax attributes by taking a charge to the statement of operations, which could have a material negative result on our financial results.

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

We may be subject to the AMT for U.S. federal income tax purposes.

In general, an Alternative Minimum Tax (“AMT”) is imposed on a corporation’s alternative minimum taxable income at a 20% rate to the extent such tax exceeds the corporation’s regular federal income tax. For purposes of computing taxable income for AMT purposes, certain tax deductions and other beneficial allowances are modified or eliminated. In particular, even though a corporation otherwise might be able to offset all of its taxable income for regular tax purposes by available net operating loss (“NOL”) carryforwards, only 90% of a corporation’s taxable income for AMT purposes may be offset by available NOL carryforwards (as recomputed for AMT purposes). Therefore, if we are subject to the AMT, our U.S. federal income tax liability will likely be increased.

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

We do not currently have a working capital credit facility in place. In order to reduce our vulnerability to economic downturns and position us to adequately respond to business challenges or opportunities, we may need to obtain a working capital credit facility. However, we do not currently have any commitments from lenders to provide such a facility, and, should such a facility become necessary, we may be unable to obtain it on terms acceptable to us or at all.

Under the terms of the indenture governing the New Notes (the “New Indenture”), we are permitted to obtain such a working capital credit facility in an amount up to $40 million, provided that we first obtain the consent of the holders of the New Notes. To the extent the aggregate principal amount of outstanding principal amount and unused commitments under the working capital credit facility exceed $20 million, we will be required to offer to use such excess working capital proceeds to make an offer to purchase a portion of the New Notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. We may not be able to obtain the required consents from the note holders on a timely basis, on reasonable terms, or at all. Furthermore, any working capital financing obtained by us in the future would likely include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

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

Global credit conditions have varied widely over the last several years and could vary significantly in the future. Although these conditions have not affected our current plans, adverse credit conditions in the future could have a negative impact on our ability to execute on future strategic activities.

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

Our corporate documents and our existence as a corporation under the laws of New Brunswick subject us to provisions of Canadian law that may enable our Board of Directors to resist a change in control of our company. These provisions include:

•	limitations on persons authorized to call a special meeting of shareholders;

•	the ability to issue an unlimited number of common shares; and

•	advance notice procedures required for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of shareholders.

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

Risks Relating to Noncompliance with SEC and CSA Requirements

We may be unable to timely file certain periodic reports with the SEC and CSA.

During 2008, 2009 and 2010, we did not timely file with the SEC and the Canadian Securities Administrators (“CSA”) certain periodic reports required by SEC and CSA rules and regulations. As discussed elsewhere in this Annual Report on Form 10-K, we will require substantial time to identify, incent and hire qualified personnel to augment our financial team. We cannot give any assurances as to whether we will be able to complete and file our future periodic reports with the SEC and CSA within the timeframes required by SEC and CSA rules and regulations. The CSA may issue management cease trade orders and undertakings that restrict us and our senior officers from trading our securities if we fail to file our annual and quarterly periodic reports in a timely manner with the CSA in the future.

We failed to file with the SEC a registration statement relating to securities issued under our 2006 Equity Inventive Plan. As a result, we may have engaged in multiple issuances of duly authorized but unregistered securities and we may be subject to enforcement proceedings, fines, sanctions and/or penalties.

During the preparation of the Annual Report on Form 10-K for the year ended December 31, 2008 in March 2010, it came to our attention that between March 2007 and March 2010, we inadvertently issued 257,679 shares having a total fair market value of approximately $3.9 million, to fifty-two employees and directors pursuant to our 2006 Equity Incentive Plan without an appropriate restrictive legend and that a registration statement on Form S-8 or other appropriate form had not been filed and the issuances were not made pursuant to a valid exemption from the applicable federal and state securities laws. Accordingly, it may be determined that such issuances were not exempt from registration or qualification under federal and state securities laws, and we did not obtain the required registrations or qualifications. As a result, we may be subject to civil litigation, enforcement proceedings, fines, sanctions and/or penalties. Our common shares, including those issued under the 2006 Equity Incentive Plan, were exchanged for new common shares in connection with our emergence from bankruptcy pursuant to the exemption from registration under Section 1145 of the Bankruptcy Code and are now freely tradable by holders who are not deemed to be underwriters.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal owned and leased properties of the Company and its subsidiaries are listed in the table below.

Location	Principal Use	Current Segment (a)	Approximate Square Feet	Owned/Leased
Bedford, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales and Administrative	1,2,4	147,000	Leased; expires in 2013

Rugby, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administrative	1	40,500	Leased; expires in 2019

Poole, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administrative	1	51,000	Building owned; land leased through 2078

Orlando, Florida, USA	Manufacturing, R&D, Marketing, Sales and Administrative	3	80,000	Owned

East Setauket, New York, USA(b)	Manufacturing, R&D, Marketing, Sales and Administrative	3	65,000	Leased; expires in 2012

Mukilteo, Washington, USA	Manufacturing, R&D, Marketing, Sales and Administrative	3	63,000	Owned

Suzhou, People’s Republic of China	Manufacturing, R&D, Marketing, Sales and Administrative	1	55,000	Leased; expires in 2011

Santa Clara, California, USA	Manufacturing, R&D, Marketing, Sales and Administrative	3	44,328	Leased; expires in 2013

Lexington, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales and Administrative	3	33,339	Leased; expires in 2016

Ludwigsburg, Germany	Manufacturing, R&D, Marketing, Sales and Administrative	3	22,500	Leased; expires in 2013

Chatsworth, California, USA	Manufacturing, R&D, Marketing, Sales and Administrative	3	22,000	Owned

Taunton, United Kingdom	Manufacturing, R&D, Marketing and Sales	1	19,000	Leased; expires in 2017

Mumbai, India(c)	Service, Sales and Administrative	3	16,769	Owned

Oxnard, California, USA	Manufacturing, Sales and Administrative	3	14,000	Leased; expires in 2014

(a)	The facilities house product lines that belong to the following segments:

1 — Precision Technology Segment

2 — Semiconductor Systems Segment

3 — Excel Segment

4 — Corporate

(b)	Pursuant to a Payment-in-Lieu-of-Tax Agreement with the Town of Brookhaven Industrial Development Agency, title to the East Setauket, New York property is held in the name of the town. We lease the property pursuant to a lease agreement with the town. Upon expiration of the lease agreement at the end of November, 2012 (or earlier if the agreement is terminated according to its terms), we are obligated to purchase and the town, subject to our compliance with the agreement, is obligated to sell the property for a nominal fee.

(c)	The land related to the property in Mumbai is leased from the Maharashtra Industrial Development Corporation for 95 years from construction and was included in the acquisition of the building purchased at auction in January 2006. The transfer of the lease to the Company is in process.

On July 23, 2010, in connection with our emergence from bankruptcy proceedings, we entered into mortgages for our Orlando, Florida, Los Angeles, California, and Mukilteo, Washington properties as well as our interest in the East Setauket, New York property.

Additional research and development, sales, service and logistics sites are located in California, Colorado, Germany, France, Italy, Japan, Korea, Taiwan, China, Malaysia and Sri Lanka. These additional offices are in leased facilities occupying approximately 71,000 square feet in the aggregate.

A portion of our leased facilities in Bedford, Massachusetts and East Setauket, New York and our owned facilities in Orlando, Florida and Mumbai, India are currently underutilized. We lease a 29,000 square foot building in Munich, Germany. However, as a result of prior year restructuring activities, this building had more space than we needed in this location and the space was ultimately abandoned. We continue to pay for this space in Munich until the expiration of the lease in 2013. We also lease 13,000 square feet of space in Novi, Michigan. However, as a result of a 2008 restructuring activity, this space was abandoned, and is being sublet. We continue to pay for this space in Novi until the expiration of the lease in 2012.

As of December 31, 2010 and 2009, we were productively utilizing substantially all of the space in our facilities, except for space identified above as underutilized, unoccupied, or as subleased to third parties.

Item 3. Legal Proceedings

On December 12, 2008, in connection with the delayed filing of its results for the quarter ended September 26, 2008, and the announcement of a review of revenue transactions, a putative shareholder class action alleging federal securities violations was filed in the United States District Court for the District of Massachusetts (“U.S. District Court”) against us, a former officer and a then-current officer and director. The complaint alleged that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and sought recovery of damages in an unspecified amount. In May 2010, the parties reached an agreement in principle to settle the litigation. The settlement covered purchasers of the common stock of the Company between February 27, 2007 and June 30, 2009. On February 22, 2011, the U.S. District Court entered an order granting final approval of the settlement in the putative shareholder class action. The Company’s contribution to the settlement amount was limited to the Company’s self-insured retention under its directors and officers liability insurance policy.

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

Chapter 11 Cases

On November 20, 2009, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for Delaware (the “Bankruptcy Court”) (the “Chapter 11 Cases”). On May 27, 2010, the Bankruptcy Court entered an order confirming and approving the Final Chapter 11 Plan for the Debtors and the Plan Documents (as defined in the Final Chapter 11 Plan). On July 23, 2010, the Debtors consummated their reorganization through a series of transactions contemplated by the Final Chapter 11 Plan, and the Final Chapter 11 Plan became effective pursuant to its terms. Certain claims under the Final Chapter 11 Plan remain subject to final resolution. See Note 14 to Consolidated Financial Statements for additional information on claims and Note 2 to Consolidated Financial Statements for additional information on the Chapter 11 Cases.

SEC Investigation

On May 14, 2009, the SEC notified the Company that it was conducting a formal investigation relating to its historical accounting practices and the restatement of its historical consolidated financial statements. On September 16, 2010, the Company received a “Wells Notice” from the SEC, stating that the Staff is considering recommending that the Commission institute a civil injunctive action or administrative proceeding against the Company, alleging that the Company violated various provisions of the Securities Act and the Securities Exchange Act. In connection with the contemplated action, the SEC may seek a permanent injunction or cease-and-desist order, disgorgement, prejudgment interest and the imposition of a civil penalty. The Company continues to cooperate fully with the SEC’s investigation and is currently in settlement discussions with the SEC.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Shares, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since February 14, 2011, the Company’s common shares, no par value, have traded on The NASDAQ Global Select Market under the trading symbol “GSIG”. From December 29, 2010 to January 27, 2011, the Company’s common shares, no par value, were quoted on the OTC Markets Group, Inc. under the trading symbol “LASRD.PK”. Thereafter, until February 14, 2011, the Company’s trading symbol reverted to “LASR.PK”. The Company’s common shares, no par value, had been quoted on the OTC Markets Group, Inc. under the trading symbol “LASR.PK” since July 23, 2010. From November 20, 2009 through July 23, 2010, the Company’s common shares were quoted on the OTC Markets Group, Inc. under the trading symbol “GSIGQ”. From November 5, 2009 through November 19, 2009, the Company’s common shares were quoted on the OTC Markets Group, Inc. under the trading symbol “GSIG”. From January 1, 2009 through November 4, 2009, the Company’s common shares traded on The NASDAQ Global Select Market under the trading symbol “GSIG”. The following table sets forth the high and low sale prices during the periods indicated. All amounts have been adjusted to reflect the reverse stock split.

	2010		2009
	High	Low	High	Low
First Quarter	$6.24	$2.37	$3.54	$1.53
Second Quarter	9.00	6.18	4.14	1.77
Third Quarter	7.56	6.21	2.79	1.56
Fourth Quarter	10.60	7.44	2.91	1.80

Stock Split

On December 29, 2010, the Company effected a one-for-three reverse stock split. All share data and per share amounts in this Annual Report on Form 10-K have been retroactively adjusted to reflect the reverse stock split.

Holders

As of the close of business on February 28, 2011, there were approximately 37 holders of record of the Company’s common shares. Since many of the common shares are registered in “nominee” or “street” names, the Company believes that the total number of beneficial owners is considerably higher.

Dividend Policy

The Company has never declared or paid cash dividends on its common shares. The Company currently intends to retain any current and future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

None.

Performance Graph

The following graph compares the cumulative total return to stockholders for the Company’s common shares for the period from December 31, 2005 through December 31, 2010 with the NASDAQ Composite Index and the Philadelphia Semiconductor Sector Index. The comparison assumes an investment of $100 is made on December 31, 2005 in the Company’s common shares and in each of the indices and in the case of the indices it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
GSI Group Inc.	$100.00	$89.23	$85.08	$5.25	$8.01	$32.47
NASDAQ Composite Index	$100.00	$109.52	$120.27	$71.51	$102.89	$120.29
PHLX Semiconductor Sector Index	$100.00	$97.40	$85.10	$44.25	$75.06	$85.89

Item 6. Selected Financial Data

The data for the consolidated balance sheet as of December 31, 2006 was previously restated to reflect the impact of the adjustments from the Company’s restatement of its previously issued financial statements as reported in its Annual Report on Form 10-K for the year-ended December 31, 2008 and its Quarterly Report on Form 10-Q for the quarter ended September 26, 2008, but such restated data have not been audited and is derived from the books and records of the Company. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements.

On November 20, 2009, the Company, along with two of its subsidiaries, voluntarily filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Under the Bankruptcy Code, the Company’s status as a bankruptcy debtor automatically accelerated the payment of all of the Company’s debt, including the debt arising under the 2008 Senior Notes. Accordingly, the Company classified this debt as current as of December 31, 2008 and has classified the debt as part of liabilities subject to compromise as of December 31, 2009. On July 23, 2010, the Company successfully emerged from bankruptcy as a reorganized company pursuant to the Final Chapter 11 Plan. Upon the Company’s emergence from bankruptcy, the Company consummated a series of transactions that reduced its outstanding debt from $210.0 million to $107.0 million. On July 23, 2010, the Company issued $107.0 million in aggregate principal amount of New Notes, which mature on July 23, 2014. Accordingly, such debt is classified as long-term as of December 31, 2010. All other liabilities previously subject to compromise have been paid or were reinstated to the appropriate liability classification in the consolidated balance sheet.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Condensed Consolidated Statements of Operations:
Sales	$383,516	$254,388	$288,468	$291,081	$259,030
Gross profit	166,401	98,546	97,618	113,133	102,398
Operating expenses:
Research and development and engineering	29,857	28,254	33,449	29,861	30,130
Selling, general and administrative	74,880	60,422	65,904	59,545	62,893
Amortization of purchased intangible assets	4,436	5,805	5,714	2,213	2,131
Impairment of goodwill, intangible assets and other long-lived assets	—	1,045	215,051	—	—
Acquisition related in-process research and development charge	—	—	12,142	—	—
Restructuring, restatement related costs and other	2,592	16,291	10,485	6,655	—
Pre-petition and post-emergence professional fees	727	6,966	—	—	—

Total operating expenses	112,492	118,783	342,745	98,274	95,154

Income (loss) from operations	53,909	(20,237)	(245,127)	14,859	7,244
Interest income (expense), foreign exchange transaction gains (losses) and other income (expense), net	(17,653)	(28,067)	(6,694)	7,313	2,526

Income (loss) from continuing operations before reorganization items and income taxes	36,256	(48,304)	(251,821)	22,172	9,770
Reorganization items	(26,156)	(23,606)	—	—	—

Income (loss) from continuing operations before income taxes	10,100	(71,910)	(251,821)	22,172	9,770
Income tax provision (benefit)	10,739	(773)	(39,032)	7,484	2,914

Income (loss) from continuing operations	(639)	(71,137)	(212,789)	14,688	6,856
Income (loss) from discontinued operations, net of tax	—	(132)	270	467	645
Gain on disposal of discontinued operations, net of tax	—	—	8,732	—	—

Consolidated net income (loss)	(639)	(71,269)	(203,787)	15,155	7,501
Less: Net income attributable to noncontrolling interest	(48)	(61)	(60)	—	—

Net income (loss) attributable to GSI Group Inc	$(687)	$(71,330)	$(203,847)	$15,155	$7,501

Income (loss) from continuing operations attributable to GSI Group Inc. per common share:
Basic	$(0.03)	$(4.47)	$(14.81)	$1.04	$0.49
Diluted	$(0.03)	$(4.47)	$(14.81)	$1.04	$0.48
Income (loss) from discontinued operations attributable to GSI Group Inc. per common share:
Basic	$—	$(0.01)	$0.63	$0.03	$0.05
Diluted	$—	$(0.01)	$0.63	$0.03	$0.05
Net income (loss) attributable to GSI Group Inc. per common share:
Basic	$(0.03)	$(4.48)	$(14.18)	$1.07	$0.54
Diluted	$(0.03)	$(4.48)	$(14.18)	$1.07	$0.53

Weighted average common shares outstanding—basic	23,703	15,916	14,375	14,121	13,965
Weighted average common shares outstanding—diluted	23,703	15,916	14,375	14,215	14,084

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
					(Unaudited)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$56,781	$63,328	$69,001	$172,387	$136,501
Total assets	367,167	414,670	520,317	507,645	464,143
Deferred revenue, current and long-term	15,408	55,755	84,225	101,563	80,283
Debt, current	—	—	185,115	—	—
Debt, long-term	107,575	—	—	—	—
Liabilities subject to compromise(1)	—	220,560	—	—	—
Long-term liabilities, excluding deferred revenue and debt	21,250	20,739	44,964	20,262	25,734
Total stockholders’ equity	178,678	84,311	152,897	345,678	317,676

(1)	Includes $210.0 million related to obligations due under the 2008 Senior Notes. Refer to Note 2 to Consolidated Financial Statements for further discussion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Annual Report on Form 10-K. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, anticipated financial performance; our ability to continue as a going concern; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases; anticipated sales performance; industry trends; market conditions; changes in accounting principles and changes in actual or assumed tax liabilities; expectations regarding tax exposure; anticipated reinvestment of future earnings; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and dispositions and anticipated benefits from prior acquisitions; anticipated outcomes of the SEC investigation and legal proceedings and litigation matters; and anticipated use of currency hedges. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in Item 1A of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Accounting Period

Our interim financial statements are prepared on a quarterly basis ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31st.

Business Overview

We design, develop, manufacture and sell precision motion control devices and associated precision technologies, photonics-based solutions (consisting of lasers, laser systems and electro-optical components) and semiconductor systems. Our customers incorporate our technology into their products or manufacturing processes for a wide range of applications in a variety of markets, including: industrial, scientific, electronics, semiconductor, medical and aerospace. Our products enable customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications.

Our products are grouped into three segments: Precision Technology, Semiconductor Systems and Excel. We strive to create shareholder value through:

•	Driving profitable organic sales growth through our participation in attractive end markets;

•	Delivering a continual stream of successful new product launches incorporating differentiated technology;

•	Generating high levels of cash flow from operations;

•	Broadening our product and service offerings through the acquisition of innovative and complementary technologies and solutions; and

•	Attracting, retaining and developing talented and motivated employees.

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

We group our business units, also known as product lines, into three segments: Precision Technology, Semiconductor Systems, and Excel. Our Precision Technology segment primarily sells components to original equipment manufacturers (“OEM”s), who then integrate products of our Precision Technology segment into application specific products or systems. Our Precision Technology segment’s OEM products include those based on its core competencies in laser, precision motion and motion control technology. Our Semiconductor Systems segment designs, develops and sells production systems that process semiconductor wafers using laser beams and high precision motion technology. Our Semiconductor Systems segment sells manufacturing systems to integrated device manufacturers and wafer processors. Our Excel segment designs, manufactures and markets photonics-based solutions consisting of lasers, laser-based systems, precision motion devices and electro-optical components, primarily for industrial and scientific applications. Our Excel segment primarily sells components to OEMs, who then integrate the Excel segment’s products into application specific products or systems. Upon the completion of a review of our reporting structure by our new Chief Executive Officer, we may change the composition of our segments in the future.

Strategy

We strive to expand our presence in the markets we serve both through profitable organic growth and strategic acquisitions. This strategy led to our acquisition of Excel in the third quarter of 2008. The acquisition of Excel represented a major step in our effort to penetrate attractive markets that depend on photonics-based solutions. The acquisition also allowed our Precision Technology segment to expand our presence in several markets that it serves. During 2008 and 2009, we undertook steps to integrate parts of Excel’s business with those of our legacy business. As a result of the bankruptcy filing in November 2009, further integration of the two businesses was delayed. We expect to have additional opportunities to integrate the two businesses in the future but our primary focus in the near term will be on the continued development and introduction of new products, increasing our presence in markets we currently serve and identifying new market opportunities for new and existing products. In addition, we may explore potential divestments of non-strategic businesses.

Significant Events

The following significant events occurred through the filing of this Annual Report on Form 10-K:

1.	Chapter 11 Bankruptcy—On November 20, 2009 (the “Petition Date”), our holding company and two of our wholly-owned subsidiaries, GSI Group Corporation and MES International, Inc., filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. Following the Petition Date, the Debtors continued to operate their businesses as debtors-in-possession. On May 27, 2010, the United States Bankruptcy Court entered an order confirming and approving the Final Chapter 11 Plan for the Debtors and on July 23, 2010, the Debtors emerged from bankruptcy. In addition, upon our emergence from Chapter 11 restructuring on July 23, 2010, our Board of Directors was reconstituted. Refer to Part I, Item 1—Business and Notes 1, 2, 8, and 14 to Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the Chapter 11 Cases.

2.	Rights Offering—Our 2008 Senior Notes were restructured in the Chapter 11 bankruptcy proceedings. On July 23, 2010, we emerged from bankruptcy and consummated the rights offering (the “Rights Offering”) contemplated under the Final Chapter 11 Plan. We raised approximately $64.9 million in cash proceeds in the Rights Offering which were used to pay down a portion of the obligations due with respect to the 2008 Senior Notes. The remaining obligations due with respect to the 2008 Senior Notes for unpaid principal and accrued interest were satisfied through the issuance of new common shares, cash payments and the issuance of $107.0 million of New Notes which mature in July 2014.

3.	Reorganization Items—Reorganization items represent amounts that are recorded in our consolidated financial statements as a result of the bankruptcy proceedings. During 2010 and 2009, we recorded charges of $26.2 million and $23.6 million, respectively, related to our reorganization.

4.	Deferred Revenue—During 2010 and 2009, we recognized revenue of $45.7 million and $30.4 million, respectively, related to orders placed by customers prior to 2009 that had been previously deferred due to undelivered elements or unresolved commitments.

5.	Appointment of CEO and CFO—Following our emergence from bankruptcy, our Board of Directors commenced a search for a permanent Chief Executive Officer which culminated in the appointment of John Roush as Chief Executive Officer effective December 14, 2010. Following Mr. Roush’s appointment, we announced in February 2011 the hiring of a permanent Chief Financial Officer, Robert Buckley. Mr. Buckley will assume the role of our CFO shortly after the filing of this Annual Report on Form 10-K.

6.	Reverse Stock Split and Listing on NASDAQ—On December 29, 2010, we announced that the 1 for 3 reverse stock split previously approved by our Board of Directors and shareholders became effective and that we had filed an application to list our common shares on The NASDAQ Stock Market LLC. Our common shares began trading on The NASDAQ Global Select Market on February 14, 2011.

7.	Settlement of Class Action—On February 22, 2011, the United States District Court for the District of Massachusetts entered an order granting final approval of the previously announced settlement in a putative shareholder class action that was filed on December 12, 2008 following our announcement that previously issued financial statements for 2008 would be restated as a result of errors identified in the timing of revenue recognized in connection with sales to customers in our Semiconductor Systems segment. See Note 14 to Consolidated Financial Statements for additional information regarding the settlement.

Overview of Financial Results

As a result of the significant events discussed above, our financial results in 2010 and 2009 differ significantly from each other and from those in prior years. In 2010, we reported a net loss of $0.7 million, compared to a net loss of $71.3 million in 2009. Our 2010 operating results included $29.5 million of non-recurring charges comprised of $26.2 million of net reorganization items, $2.6 million of restructuring, restatement related costs and other charges, and $0.7 million of post-emergence professional fees subsequent to our emergence from bankruptcy on July 23, 2010. Our 2009 operating results included $47.9 million of non-recurring charges comprised of $23.6 million of net reorganization items, $16.3 million of restructuring, restatement related costs and other charges, $7.0 million of pre-petition professional fees related to the debt restructuring analysis, and $1.0 million relating to the impairment of our goodwill and intangible assets.

Our financial results for 2010 improved significantly compared to 2009, which reflected the adverse impact that the world-wide economic downturn had on demand for our products beginning in the latter half of 2008, which was one of the worst economic downturns in recent history. The reduced demand for our products significantly contributed to the $71.3 million loss we reported for 2009. Our sales began to recover somewhat in the latter part of 2009, and began to grow in 2010. Included in our results for 2010 was the recognition of $45.7 million in the first quarter related to orders placed by customers prior to 2009 that had been previously deferred due to undelivered elements or unresolved commitments. The specific components of our results for 2010 and 2009 are further discussed below.

Results of Operations

The following table sets forth our results of operations as a percentage of sales for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Sales	100.0%	100.0%	100.0%
Cost of goods sold	56.6	61.3	66.2

Gross profit	43.4	38.7	33.8

Operating expenses:
Research and development and engineering	7.8	11.1	11.6
Selling, general and administrative	19.5	23.7	22.8
Amortization of purchased intangible assets	1.2	2.3	2.0
Impairment of goodwill, intangible assets and other long-lived assets	—	0.4	74.5
Acquisition related in-process research and development charge	—	—	4.2
Restructuring, restatement related costs and other	0.7	6.5	3.7
Pre-petition and post-emergence professional fees	0.2	2.7	—

Total operating expenses	29.4	46.7	118.8

Income (loss) from operations	14.0	(8.0)	(85.0)
Interest income	—	0.1	1.1
Interest expense	(5.2)	(10.9)	(3.6)
Foreign exchange transaction gains (losses)	0.1	(0.3)	0.4
Other income (expense), net	0.5	0.1	(0.2)

Income (loss) from continuing operations before reorganization items and income taxes	9.4	(19.0)	(87.3)
Reorganization items	(6.8)	(9.3)	—

Income (loss) from continuing operations before income taxes	2.6	(28.3)	(87.3)
Income tax provision (benefit)	2.8	(0.3)	(13.5)

Loss from continuing operations	(0.2)	(28.0)	(73.8)
Income (loss) from discontinued operations, net of tax	—	—	—
Gain on disposal of discontinued operations, net of tax	—	—	3.1

Consolidated net loss	(0.2)	(28.0)	(70.7)
Less: Net income attributable to non-controlling interest	—	—	—

Net loss attributable to GSI Group Inc.	(0.2)%	(28.0)%	(70.7)%

Years Ended December 31, 2010 and 2009

Sales

The following table sets forth sales by business segment for 2010 and 2009 in dollars (dollars in thousands) and percentage change:

	2010	2009	Increase (Decrease)	Percentage Change
Precision Technology	$128,220	$79,456	$48,764	61.4%
Semiconductor Systems	81,283	49,669	31,614	63.6%
Excel	183,384	129,964	53,420	41.1%
Intersegment sales eliminations(1)	(9,371)	(4,701)	(4,670)	99.3%

Total	$383,516	$254,388	$129,128	50.8%

(1)	Sales of the Precision Technology segment’s products to the Excel and Semiconductor Systems segments and sales of the Excel segment’s products to the Precision Technology and Semiconductor Systems segments.

During 2010, Precision Technology segment sales increased by $48.8 million, or 61.4%, from $79.5 million in 2009 to $128.2 million in 2010. Sales increased in 2010 as compared to 2009 across all product lines that comprise the Precision Technology segment, primarily due to higher demand from OEM and other customers, who in turn experienced increases in demand for their products due to an improving world economy. Our results for 2009, particularly the first half of the year, reflected periods of particularly weak demand for our products due to the tight credit conditions and low levels of personal consumption and capital investment that existed at that time. The increase in sales, from 2009 to 2010, was primarily driven by recoveries in our drilling components business, which serves a variety of consumer industries including electronics and automobiles and our encoder technologies, which serve a variety of industries including motion control, semiconductor, electronics, medical equipment and data storage.

Semiconductor Systems segment sales transactions are generally multiple element arrangements that are accounted for in accordance with the provisions of Accounting Standards Codification (“ASC”) 605-25, “Multiple Element Arrangements”. Due to the multiple element nature and timing of customer acceptance of Semiconductor Systems segment sales transactions, sales in any given period may not correspond to shipments made during that period and may not be indicative of future results. During 2010, Semiconductor Systems segment sales increased by $31.6 million, or 63.6%, from $49.7 million in 2009 to $81.3 million in 2010. The increase in Semiconductor Systems sales was due to higher sales of wafer marking equipment and equipment upgrades to customers, whose level of capital expenditures began rebounding in 2010 from historically low levels in previous years due to the turmoil in the world economy, especially for capital goods and electronic products. The increase in sales was also attributable to the recognition of $45.7 million of revenue during 2010 as compared to $30.4 million during 2009, that had been deferred from orders placed by customers prior to 2009, but had not been recognized in the period in which shipments occurred due to previously undelivered elements or unresolved commitments. The revenue related to these orders was recognized once the final deliverables or commitments were resolved. We expect to recognize the remaining $0.4 million of revenue related to these orders in 2011.

Excel segment sales increased by $53.4 million, or 41.1%, from $130.0 million in 2009 to $183.4 million in 2010. The increase in sales was primarily attributable to the improving economy, which resulted in a rebound in sales among many of the product lines during 2010 as compared to 2009. The growth was primarily attributable to our scanners and lasers product lines, which continued to rebound with the improving economy and demand for capital goods and electronic products. Growth and demand was particularly strong for our sealed CO2 lasers and electro-optics technologies, which are found in cutting and engraving machines, laser marking systems, and custom laser processing tools in virtually every industrial marketplace. Growth and demand was also strong in our optical scanning devices, including galvanometer technology which has allowed us to introduce products that have raised the bar for accuracy, speed, performance and reliability in scientific and OEM optical scanning solutions.

Gross Profit

The following table sets forth gross profit and gross profit percentage, by business segments for 2010 and 2009 (dollars in thousands):

	2010	2009
Gross profit:
Precision Technology	$59,140	$31,267
Semiconductor Systems	31,790	16,157
Excel	80,135	53,041
Intersegment sales eliminations and other	(4,664)	(1,919)

Total	$166,401	$98,546

Gross profit percentages:
Precision Technology	46.1%	39.4%
Semiconductor Systems	39.1%	32.5%
Excel	43.7%	40.8%
Intersegment sales eliminations and other	49.8%	40.8%

Total	43.4%	38.7%

Gross profit as a percentage of sales can be influenced by a number of factors including product mix, pricing, volume, costs for raw materials and outsourced manufacturing, headcount, warranty costs and charges related to excess and obsolete inventory, at any particular time.

The Precision Technology segment’s gross profit increased by $27.9 million, or 89.1%, from $31.3 million in 2009 to $59.1 million in 2010. The Precision Technology segment’s gross profit margin in 2010 was 46.1%, compared with 39.4% in 2009, an increase of 6.7 percentage points. Our gross margin, in terms of dollars and percentage of sales, improved due to volume growth and the higher capacity utilization resulting from the increased demand for our products, particularly in our drilling and encoder product lines. Our increase in gross profit margin was partially offset by increases in excess and obsolete inventory and warranty provisions.

The Semiconductor System segment’s gross profit increased by $15.6 million, or 96.8%, from $16.2 million in 2009 to $31.8 million in 2010. Semiconductor Systems segment’s gross profit margin in 2010 was 39.1%, an improvement of 6.6 percentage points over 2009. The increase in the Semiconductor Systems segment gross profit margin was attributable to higher capacity utilization and absorption and a favorable product mix. Sales in 2010 had a higher proportion of sales attributable to wafer marking equipment and equipment upgrades, which generally have higher margins than the segment’s other products. Gross margin of $20.0 million in 2010 and $16.4 million in 2009 resulted from the recognition of $45.7 million of revenue during 2010 as compared to $30.4 million during 2009, that had been deferred from orders placed by customers prior to 2009, but had not been recognized in the period in which shipments occurred due to previously undelivered elements or unresolved commitments. The revenue related to these orders was recognized once the final deliverables or commitments were resolved. Our increase in gross profit margin was partially offset by increases in excess and obsolete inventory and warranty provisions.

The Excel segment’s gross profit in 2010 was $80.1 million, compared with $53.0 million in 2009. The Excel segment’s gross profit margin in 2010 was 43.7%, an improvement of 2.9 percentage points over 2009. The increase in gross profit and gross profit margin was primarily attributable to the increase in volume of sales as well as a change in product mix, partially offset by an increase in excess and obsolete inventory and warranty provisions.

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of labor and other employee-related expenses. R&D expenses were $29.9 million in 2010, representing 7.8% of sales, compared to

$28.3 million, or 11.1%, of sales in 2009. R&D expenses, in terms of total dollars, increased slightly due to engineering costs for the next generation wafer repair system in our Semiconductor Systems segment, and decreased as a percentage of sales due to the overall growth in sales during 2010.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management, and includes personnel related costs, commissions, advertising, legal, tax, accounting and other professional fees. SG&A expenses were $74.9 million in 2010, representing 19.5% of sales, compared to $60.4 million, or 23.7% of sales in 2009. SG&A expenses, in terms of total dollars, increased primarily as a result of an increase in overall sales, selling costs and commissions, and an increase in legal, financial and accounting related consulting and professional fees. Financial and accounting related consulting and professional fees increased due to our efforts to emerge from bankruptcy and to issue our 2009 quarterly and annual financial statements and our 2010 quarterly financial statements. We expect to incur consulting and professional fees in connection with the 2010 annual financial statements and the 2011 periodic reporting requirements. In addition, SG&A included a charge of $1.0 million during 2010 related to severance and stock compensation pursuant to a separation agreement related to the resignation of our former CEO.

Amortization of Purchased Intangible Assets

Amortization of intangible assets is discussed below in “Critical Accounting Policies and Estimates.” Amortization of purchased intangible assets is charged to our Precision Technology and Excel segments. Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold, was $4.4 million, or 1.2% of sales in 2010, compared to $5.8 million, or 2.3%, of sales in 2009. The decrease in 2010, in terms of both dollars and as a percentage of sales, was primarily related to certain intangible assets acquired as part of the Excel acquisition becoming fully amortized in the second half of 2009.

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2010, noting no impairment. Due to our bankruptcy filing in November 2009, we conducted an interim review as of December 31, 2009 to assess whether the carrying value of our goodwill, intangible assets and other long-lived assets was impaired. Based on our review and evaluation, we noted that the carrying value of certain assets exceeded their fair market value, which resulted in a $1.0 million charge to reduce the carrying amounts of goodwill and intangible assets.

Restructuring, Restatement Related Costs and Other

We recorded restructuring, restatement related costs and other expense of $2.6 million and $16.3 million in 2010 and 2009, respectively.

Restructuring Charges

In 2009, we determined that we would no longer recover sublease payments from a subtenant in a German location. As a result of revised sublease assumptions, we recorded restructuring charges of $0.4 million and $1.3 million during 2010 and 2009, respectively.

In 2009, we also initiated certain restructuring activities to consolidate our German sales and distribution operations for the Precision Technology segment located in Munich, Germany with those of Excel Technology Europe, located in Darmstadt, Germany. These consolidation activities were completed in 2009, at a total cost of $0.2 million.

During 2009, we recorded $0.8 million in additional restructuring costs related our 2008 UK restructuring plan, which moved operations from the UK to China.

Restatement Related Costs and Other

During the years ended December 31, 2010 and 2009, we incurred costs to third parties, including auditors, attorneys, forensic accountants, and other advisors, that relate to the restatement of our previously issued financial statements as reported in our Annual Report on Form 10-K for the year-ended December 31, 2008 and Quarterly Report on Form 10-Q for the quarter ended September 26, 2008, including the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in our restructuring and other charges for the respective periods in the accompanying consolidated statements of operations. The costs incurred were $2.2 million and $14.1 million in 2010 and 2009, respectively.

Pre-Petition and Post-Emergence Professional Fees

Pre-petition professional fees represent retention costs incurred during 2009 prior to the bankruptcy for financial and legal advisors to assist in the analysis of debt restructuring alternatives, as well as costs incurred by us of financial and legal advisors retained by the noteholders pursuant to certain binding agreements between the two parties. Pre-petition professional fees incurred in 2009 were $7.0 million, with no comparable amount in 2010. See Note 2 to Consolidated Financial Statements.

Post-emergence professional fees represent costs incurred subsequent to bankruptcy emergence for financial and legal advisors to assist with matters in finalizing the bankruptcy process. Post-emergence professional fees incurred during 2010 were $0.7 million, with no comparable amount in 2009.

Interest Income, Interest Expense, Foreign Exchange Transaction Gains (Losses) and Other Income (Expense), Net

	2010	2009	Increase (Decrease)	Percentage Change
Interest income	$87	$294	$(207)	(70.4)%
Interest expense	(19,908)	(27,751)	7,843	(28.3)%
Foreign exchange transactions gains (losses)	328	(816)	1,144	(140.2)%
Other income (expense), net	1,840	206	1,634	793.2%

Total	$(17,653)	$(28,067)	$10,414	(37.1)%

Interest Income

Interest income was $0.1 million in 2010, as compared to $0.3 million in 2009. The decrease was primarily attributable to decreasing amounts of interest earned on our outstanding auction rate securities, which were being sold throughout 2009 and were completely sold by the second quarter of 2010.

Interest Expense

Interest expense was $19.9 million in 2010, as compared to $27.8 million in 2009. Approximately $4.5 million of the decrease in interest expense was attributable to the decrease in amortization of deferred financing costs. We wrote-off our debt discount and deferred financing costs related to the 2008 Senior Notes in the fourth quarter of 2009 and did not capitalize and begin amortizing our new financing fees related to the New Notes until we emerged from bankruptcy on July 23, 2010. Interest expense decreased an additional $4.1 million due to the reduction of our debt from $210.0 to $107.0 million as part of our emergence from bankruptcy. The reduction in debt was partially offset by higher interest rates on the New Notes. In addition, we are incurring additional reporting default non-cash PIK interest of 2% on the New Notes, which totaled $0.8 million in 2010.

Foreign Exchange Transaction Gains (Losses)

Foreign exchange currency transaction gains, net, were $0.3 million in 2010, compared to net losses of $0.8 million in 2009, due to the strengthening U.S. dollar against certain foreign currencies in 2010 as compared to 2009.

Other Income (Expense), Net

Other income (expense), net, was $1.8 million in 2010 as compared to $0.2 million in 2009. In 2010, we recognized a $1.0 million gain on the sale of our remaining our auction rate securities and $0.8 million in earnings on our equity investment. In 2009, we recognized a $2.4 million gain on the sale of a portion of our auction rate securities, $0.5 million in earnings on our equity investment, and $0.3 million of other items. These items were offset by a $3.0 million penalty that was accrued and payable to the holders of the 2008 Senior Notes. As a result of our bankruptcy, the penalty was subsequently reversed into income in the fourth quarter of 2009 and is reflected in the reorganization items line item in our consolidated statement of operations. See Notes 2 and 8 to Consolidated Financial Statements.

Reorganization Items

Reorganization items represent expense or income amounts that were recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items totaling $26.2 million were incurred during the year-ended December 31, 2010. Reorganization items totaling $23.6 million were incurred from the date of the bankruptcy filing through December 31, 2009. The reorganization items recorded in 2010 consisted of $21.4 million of professional fees and $4.8 million of other fees, which included a $4.2 million charge related to a fee paid by us to certain of the noteholders to ensure that at least $20 million of our common shares were issued in connection with our rights offering pursuant to a backstop commitment. The reorganization items recorded in 2009 consisted of $22.4 million, net, related to the elimination and write-off of certain amounts recognized in connection with our 2008 Senior Notes, including the elimination of the penalty amount discussed above, and $1.2 million of professional fees. See Note 2 to Consolidated Financial Statements.

Income Taxes

We recorded a tax expense of $10.7 million during the year ended December 31, 2010. The effective tax rate for 2010 was 106.3% of income before taxes, compared to an effective tax rate of (1.1%) of income before taxes for 2009. We are incorporated in Canada and therefore use the Canadian statutory rate. Our tax rate in 2010 differs from the Canadian statutory rate of 28.0% due to a $9.6 million charge for unfavorable permanent differences primarily related to non-deductible bankruptcy costs, a $0.9 million charge related to the expiration of net operating losses in Canada, and a $1.0 million increase in our liability for uncertain tax positions. The aforementioned charges were partially offset by benefits derived from a $0.2 million increase in research and development tax credits, a $0.3 million benefit related to interest income on previously filed income tax returns, a $3.8 million net decrease in valuation allowance and a $0.9 million benefit due to international tax rate differences.

Income from Discontinued Operations, Net of Tax

In 2009, we recorded a charge of $0.1 million related to an insurance premium adjustment for our discontinued U.S. Optics Business, with no corresponding amount in 2010.

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

During 2009, Precision Technology segment sales decreased by $59.2 million, or 42.7%, from $138.7 million in 2008 to $79.5 million in 2009. Sales decreased across all of the significant product lines that comprise the Precision Technology segment. However, the overall decrease in sales was primarily attributable to a decline in sales of Spindles, Lasers and Encoders during the first half of 2009. Worldwide demand for those products and in general weakened markedly in late 2008 as turmoil in world financial markets intensified, credit conditions tightened and business and consumer confidence plummeted. The weakness in demand continued during the first half of 2009 before starting to recover late in 2009.

Semiconductor Systems segment sales transactions are generally multiple element arrangements that are accounted for in accordance with the provisions of ASC 605-25, “Multiple Element Arrangements”. Due to the multiple element nature and timing of customer acceptance of Semiconductor Systems segment sales transactions, sales in any given period may not correspond to shipments made during that period and may not be indicative of future results. During 2009, Semiconductor Systems segment sales decreased by $38.7 million, or 43.8%, from $88.3 million in 2008 to $49.7 million in 2009. The decrease in Semiconductor Systems sales was primarily attributable to the global slowdown in semiconductor manufacturing due to markedly weakened end-user demand for electronic products. The slowdown in demand for capital equipment by semiconductor manufacturers had a dramatic adverse effect on sales of our Semiconductor Systems segment beginning late in 2008 and continuing through late 2009. Sales for 2009 and 2008 of our Semiconductor Systems segment include the recognition of revenue that had been deferred from orders placed by customers prior to 2008, but had not been recognized in the period in which the order was received due to previously undelivered elements or unresolved commitments. The revenue related to these orders was recognized in 2009 and 2008 once the final deliverables or commitments were resolved. The deferred revenue included in our consolidated balance sheet at December 31, 2009 and December 31, 2008 is primarily related to our Semiconductor Systems segment. The total deferred revenue balance decreased by $28.4 million, or 33.7%, from $84.2 million at December 31, 2008 to $55.8 million at December 31, 2009. A significant portion of the deferred revenue balance at December 31, 2008 was recognized as revenue in the first half of 2009. We expect that a significant portion of the deferred revenue balance at December 31, 2009 will be recognized as revenue in 2010 after the final deliverables or commitments are resolved.

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

Gross Profit

The following table sets forth gross profit and gross profit percentage, by business segments for 2009 and 2008 (dollars in thousands):

	2009	2008
Gross profit:
Precision Technology	$31,267	$45,015
Semiconductor Systems	16,157	28,463
Excel	53,041	24,764
Intersegment sales eliminations and other	(1,919)	(624)

Total	$98,546	$97,618

Gross profit percentages:
Precision Technology	39.4%	32.5%
Semiconductor Systems	32.5%	32.2%
Excel	40.8%	38.9%
Intersegment sales eliminations and other	40.8%	27.2%

Total	38.7%	33.8%

Gross profit as a percentage of sales can be influenced by a number of factors including product mix, pricing, volume, costs for raw materials and outsourced manufacturing, headcount, warranty costs and charges related to excess and obsolete inventory, at any particular time.

The Precision Technology segment’s gross profit decreased by $13.7 million, or 30.5%, from $45.0 million in 2008 to $31.3 million in 2009. The decline of gross profit is primarily due to the $59.2 million decline in sales during the same period. The Precision Technology segment’s gross profit margin in 2009 was 39.4% compared with 32.5% in 2008, an increase of 6.9 percentage points. The improvement in gross profit margin resulted from changes in the mix of product line sales, as the gross profit margins vary among the product lines that comprise this segment, and reductions in manufacturing overhead costs primarily due to personnel reductions. In 2009, Encoders and Thermal Printers accounted for a larger percentage of the Precision Technology segment’s sales compared with 2008.

The Semiconductor System segment’s gross profit decreased by $12.3 million, or 43.2%, from $28.5 million in 2008 to $16.2 million in 2009. The decrease in the Semiconductor Systems segment’s gross profit was primarily due to the $38.7 million decrease in sales during the same period. Semiconductor Systems segment’s gross profit margin in 2009 was 32.5%, an improvement of 0.3 percentage points over 2008. The improvement in gross profit margins is due to reductions in manufacturing overhead costs in 2009 compared with 2008, primarily due to personnel reductions and lower provisions for excess and obsolete inventory.

The Excel segment’s gross profit in 2009 was $53.0 million compared with $24.8 million in 2008. Excel was acquired in August 2008 and thus is included in our 2008 operating results for approximately 4 months. The Excel segment’s gross profit margin in 2009 was 40.8%, an improvement of 1.9 percentage points over 2008. The improvement in gross margin was primarily due to changes in the mix of product line sales towards product lines that have higher gross margins. Gross profit margins vary among the product lines that comprise the Excel segment.

Research and Development and Engineering Expenses

R&D expenses are primarily comprised of labor and other employee-related expenses. R&D expenses were $28.3 million in 2009, representing 11.1% of sales compared to $33.4 million, or 11.6%, of sales in 2008. R&D expenses, in terms of total dollars, decreased primarily as a result of our reduction in Semiconductor Systems segment headcount in connection with the restructuring activities discussed below. The reduction was partially offset by the full year impact of R&D costs associated with our acquisition of Excel in August 2008. We believe that the development and market introduction of new products and the enhancement of existing products are essential to our success. Accordingly, during 2009, we continued to invest in the development of new products across all three of our segments. We plan to continue to invest in R&D in all of our segments.

Selling, General and Administrative Expenses

SG&A expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management, and includes personnel related costs, commissions, advertising, legal, tax, accounting and other professional fees. SG&A expenses were $60.4 million in 2009, representing 23.7% of sales, compared to $65.9 million, or 22.8% of sales in 2008. SG&A expenses, in total dollars terms, decreased primarily as a result of our 2008 reductions in headcount and associated payroll costs in connection with restructuring activities discussed below. This decrease was partially offset by the full year impact of costs associated with our acquisition of Excel in August 2008.

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

Interest Income, Interest Expense, Foreign Exchange Transaction Gains (Losses) and Other Income (Expense), Net

	2009	2008	Increase (Decrease)	Percentage Change
Interest income	$294	$3,310	$(3,016)	(91.1)%
Interest expense	(27,751)	(10,387)	(17,364)	167.2%
Foreign exchange transactions gains (losses)	(816)	928	(1,744)	(187.9)%
Other income (expense), net	206	(545)	751	(137.8)%

Total	$(28,067)	$(6,694)	$(21,373)	319.3%

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

Other Income (Expense), Net

Other income (expense), net, was $0.2 million in 2009 as compared to $(0.5) million in 2008. In 2009, we recognized a $2.4 million gain on the sale of a portion of our auction rate securities, $0.5 million in earnings on our equity investment, and $0.3 million of other items. These items were offset by a $3.0 million penalty, payable to the holders of the 2008 Senior Notes, relating to our failure to maintain the effectiveness of the registration statement on Form S-3 that we filed in October 2008 covering the issuance of common shares underlying the detachable warrants that were issued to the holders of the 2008 Senior Notes. The corresponding penalty amount in 2008 was $0.8 million. As part of the bankruptcy filing and reorganization, the warrant penalty was subsequently reversed into income in the fourth quarter of 2009 and is reflected in the reorganization items line item in our consolidated statement of operations. See Notes 2 and 8 to Consolidated Financial Statements.

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

Liquidity and Capital Resources

On November 20, 2009, our holding company, GSI Group Inc., and two of our wholly-owned United States subsidiaries, GSI Group Corporation and MES International, Inc., voluntarily filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Under the Bankruptcy Code, our status as a bankruptcy debtor automatically accelerated the payment of the debt arising under the 2008 Senior Notes.

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

The remaining $107.0 million obligation due with respect to the 2008 Senior Notes was satisfied through the issuance of the New Notes which mature in July 2014. Interest accrues on the New Notes at a rate of 12.25% per year and is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2010. We may elect to pay the interest in cash, or, under certain conditions, by increasing the principal amount of the New Notes or issuing additional notes on the same terms and conditions as the existing New Notes (“PIK”). However, we are required to pay cash interest if our fixed charge coverage ratio is greater than 1.75 to 1.00. Furthermore, until we became current in our reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and until our common shares were listed on an Eligible Market (as defined in the New Indenture) on February 15, 2011, the rate of interest under the New Notes was increased by an additional 2% per annum, payable by PIK beginning August 15, 2010 through February 15, 2011. The interest rate on the New Notes may be increased upon certain defaults, as defined in the New Indenture. Interest PIK notes issued and PIK payments in lieu of cash payments accrue at a rate of 13%. If the New Notes remain outstanding until their scheduled maturity date in 2014, annual interest expense on the New Notes would be approximately $13.2 million per year from 2011 to 2013 and $7.4 million in 2014. Cash paid for interest on the New Notes was $4.2 million for the year ended December 31, 2010. The New Notes may be repaid at any time without penalty.

As a result of our emergence from bankruptcy, the associated restructuring of our debt obligations, and our current level of business activity, we believe we will have sufficient liquidity to fund our operations through at least the end of 2011. However, our ability to make payments on or to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future and have access to capital markets. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We or our affiliates may retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and could have a material effect on the trading market for such debt and on our liquidity, cash flows and capital commitments and resources. We may need to refinance all or a portion of our indebtedness, including the New Notes on or before their maturity in 2014. Under the terms of the New Indenture, GSI US may obtain a working capital facility of up to $40 million with the consent of the noteholders, whose consent cannot be unreasonably withheld. To the extent the aggregate principal amount of the outstanding indebtedness under the working capital facility exceeds $20 million, or upon certain asset sales, GSIG or GSI US will be required to offer to use such excess working capital proceeds or excess net proceeds, as applicable, to make an offer to purchase a portion of the New Notes at 100% of the principal amount thereof. We cannot assure you that we will be able to refinance any of our indebtedness, including the New Notes, on commercially reasonable terms or at all. See “Risks Relating to Our Common Shares and Our Capital Structure—To service our indebtedness and fund our operations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control” in Item 1A of this Annual Report on Form 10-K.

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

As a result of the non-timely filing of our Annual Reports on Form 10-K for the years ended December 31, 2008 and 2009 and our Quarterly Reports on Form 10-Q for the quarters ended September 26, 2008, April 3, 2009, July 3, 2009, October 2, 2009, April 2, 2010, July 2, 2010 and October 1, 2010 with the SEC, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until one year from December 13, 2010, the date the last delinquent filing was made. While we may use Form S-1 to raise capital or complete acquisitions, the use of Form S-1 could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Cash and cash equivalents totaled $56.8 million at December 31, 2010, compared to $63.3 million at December 31, 2009. The decrease in cash and cash equivalents is primarily related to costs associated with our emergence from bankruptcy, including payments on our 2008 Senior Notes totaling $21.7 million and $10.0 million for interest and principal, respectively, and $4.2 million of interest on our New Notes. In addition, we incurred $26.2 million of reorganization items for the year ended December 31, 2010, comprised of $21.4 million of professional fees, a $4.2 million backstop fee payment to certain holders of our 2008 Senior Notes in connection with the Rights Offering, and $0.6 million of other costs. The net decrease to cash was partially offset by increases in cash resulting from the sale of our remaining auction rate securities, which netted proceeds of $11.4 million during the year ended December 31, 2010. In addition, we experienced stronger cash flows as a result of the improving economy, increasing sales and improvements in collections among our segments.

Cash Flows for the Year Ended December 31, 2010 and December 31, 2009

Cash used in operations in 2010 was $4.7 million, compared to cash used in operations of $25.8 million in 2009, resulting in a net cash improvement of $21.1 million. The improvement in cash flow was primarily attributable to the following factors:

•	In 2010, we recorded a net loss of $0.6 million, compared with net loss of $71.3 million in 2009, before non-cash adjustments to reconcile net loss to net cash from operating activities.

•	Non-cash adjustments to reconcile net loss to cash flows from operations included the following items:

•	In 2009, we recorded non-cash reorganization items totaling $26.2 million, primarily attributable to the write-offs of the discount and deferred financing costs associated with the 2008 Senior Notes.

•

Other non-cash charges were $24.5 million in 2010 as compared to $27.2 million in 2009. The $2.7 million decrease in other non-cash charges was primarily due to a $3.7 million decrease in non-cash interest expense, a $1.7 million decrease in depreciation and amortization expense, a $1.0 million decrease in bad debt provisions, and a $0.2 million decrease in stock compensation. These reductions were primarily offset by a $3.9 million increase in inventory obsolescence provisions.

•	Non-cash changes in our deferred income taxes resulted in a cash increase of $5.6 million in 2010 as compared to a $1.4 million cash increase in 2009.

•

Cash used in operations as a result of net changes in our operating assets and liabilities totaled $32.3 million in 2010, as compared to $7.7 million in 2009, resulting in a net cash decrease of $24.6 million. The decrease in cash is primarily attributable to the following items:

•	An increase in our accounts receivable balance due to sales growth totaled $7.7 million in 2010, compared to a $0.9 million decrease in our accounts receivable balance in 2009;

•	An increase in our inventory balances to support sales growth totaled of $8.2 million in 2010, compared with a decrease of $8.4 million in 2009;

•	Cash used in operations due to an increase in accounts payable and accrued expenses totaled $0.1 million in 2010, compared to $8.2 million in 2009;

•	Cash used in operations due to our net change to deferred revenue and related deferred cost of goods sold totaled $18.1 million in 2010, compared to $13.9 million in 2009;

•	Cash paid for interest totaled $25.9 million in 2010, compared to $22.8 million in 2009.

Cash provided by investing activities was $8.7 million during 2010, compared to $19.7 million in 2009. Changes in cash balances in 2010 and 2009 due to investing activities resulted from the following items:

•	We sold our remaining auction rate securities for proceeds of $11.4 million in 2010, compared to our proceeds from sales of $17.0 million in 2009;

•	We used $2.7 million of cash in 2010 for capital expenditures, compared to $1.3 million in 2009;

•	In 2009, we generated $4.0 million from the sale of property, plant, and equipment (primarily in the U.K.) as a result of our restructuring efforts, with no comparable amount in 2010.

Cash used in financing activities was $11.6 million in 2010, with no comparable amount in 2009. Financing activities in 2010 included the following items:

•	We received proceeds of $64.9 million from the sale of our common shares in connection with the Rights Offering;

•	We used $74.9 million of cash to repay a portion of the principal amount outstanding on our 2008 Senior Notes;

•	We used $1.6 million of cash for payments of debt issuance costs related to the New Notes.

In addition to cash flows from operating, investing and financing activities, exchange rate changes resulted in an increase of $1.0 million in our cash balances in 2010, compared to an increase of $0.4 million in 2009.

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

•

Cash used in operations as a result of net changes in our operating assets and liabilities totaled $7.7 million in 2009, as compared to cash provided by operating activities of $33.9 million in 2008, resulting in a net cash usage change of $41.6 million. The decrease in cash is primarily attributable to the following items:

•	Decreases in our accounts receivable balances provided cash of $0.9 million in 2009, compared to $35.9 million in 2008;

•	Decreases in our inventory balances provided cash of $8.4 million in 2009, compared with $10.2 million in 2008;

•	Decreases in our deferred revenue and related deferred cost of goods sold resulted in decreases of $13.9 million in 2009, compared to $9.8 million in 2008;

•	An increase in the outflow of cash used in operations for accounts payable and accrued expenses of $8.2 million in 2009, compared to $6.4 million in 2008; and

•	Cash proceeds of $4.0 million received in 2008 from our landlord related to allowances for leasehold expenditures to fit-up and occupy one of our U.S. facilities, with no comparable amount in 2009.

•	The decreases in cash related items above were offset by tax refunds received in 2009 totaling $10.5 million, as compared to $2.0 million in refunds received in 2008.

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

In the U.K., funding valuations are conducted every three years in order to determine the future level of contributions. Our latest funding valuation was completed in October 2010 and based on the results of the valuation, we are increasing our annual contributions to the U.K. Plan from approximately $0.6 million to $0.8 million for a period of 10 years and 5 months beginning September 2010. In 2010, we also contributed an additional one-time lump-sum payment of approximately $1.6 million, of which $0.8 million was paid in September 2010 and $0.8 million was paid in December 2010. The Japanese plan includes a guarantee of return of principal and yearly interest 0.75%; therefore, there are no significant fluctuations in this plan. See Note 11 to Consolidated Financial Statements for further information about these plans.

As a result of the covenant that exists between our U.K. subsidiary and the Plan Trustees regarding the funding of the U.K. Plan, our ability to transfer assets outside our U.K. subsidiary, and its wholly owned subsidiary in China, may be limited.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2010 and the effect such obligations are expected to have on liquidity and cash flow in future years. We have excluded the future cash payments for FIN 48 (codified within ASC 740) tax liabilities because the timing of the settlement of these liabilities cannot be estimated by year. However, these FIN 48 liabilities have been classified as long-term on the consolidated balance sheets.

Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
	(In thousands)
12.25% Senior Secured PIK Election Notes due 2014(1)	$107,575	$—	$—	$107,575	$—
Interest on 12.25% Senior Secured PIK Election Notes(2)	46,965	13,178	26,356	7,431	—
Operating leases(3)	21,212	5,306	7,342	2,097	6,467
Purchase commitments(4)	45,266	41,140	4,055	71	—
U.K. pension plan(5)	7,798	773	1,546	1,546	3,933

Total contractual cash obligations	$228,816	$60,397	$39,299	$118,720	$10,400

(1)	On July 23, 2010, GSI US issued $107.0 million in aggregate principal amount of New Notes, which mature on July 23, 2014. In November 2010, GSI US elected to issue PIK notes with a principal amount of $0.5 million. The PIK notes have the same terms and conditions as the existing New Notes and mature on July 23, 2014. See Note 8 to Consolidated Financial Statements.
(2)	Interest accrues on the New Notes and PIK notes at a rate of 12.25% per year and is payable quarterly in arrears. The interest rate applicable to the New Notes is subject to variation depending on the occurrence of certain events and interest payment methods. In addition, the actual amount of interest paid in 2011 through 2014 may be different from the amounts shown in the table based on whether or not we meet certain covenants and reporting requirements under the New Indenture. See Note 8 to Consolidated Financial Statements.
(3)	These amounts represent the gross amounts due for facilities that are leased. The amounts include payments due with respect to both continuing operating facilities and facilities that have been accounted for within our restructuring liability. However, these amounts do not reflect anticipated sub-lease income of approximately $0.1 million in total from 2011 to 2012. See Note 14 to Consolidated Financial Statements.
(4)	See Note 14 to Consolidated Financial Statements.
(5)	Represents funding obligations equivalent to $0.8 million per year through January 2021. See Note 11 to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Through December 31, 2010, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition, allowance for doubtful accounts, inventory costing and reserves, accounting for business combinations, the assessment of the valuation of goodwill, intangible assets and tangible long-lived assets, accounting for restructuring activities, employee benefit plans, accounting for income taxes and related valuation allowances, and accounting for loss contingencies. Actual results could differ significantly from our estimates.

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

We follow the provisions of ASC 605-25, “Multiple Element Arrangements” for all multiple element arrangements. Under ASC 605-25, we assess whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and whether objective and reliable evidence of fair value exists for these separate units of accounting. We apply the residual method when objective and reliable evidence of fair value exists for all of the undelivered elements in a multiple element arrangement. When objective and reliable evidence of fair value does not exist for all of the undelivered elements in a multiple element arrangement, we recognize revenue under the multiple units shipped methodology, whereby revenue is recognized in each period based upon the lowest common percentage of the products shipped in the period. This approximates a proportional performance model of revenue recognition. This generally results in a partial deferral of revenue to a later reporting period. No revenue is recognized unless one or more units of each product has been delivered.

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

The initial standard warranty for product sales is accounted for under the provisions of ASC 450, “Contingencies” as we have the ability to ascertain the probable likelihood of the liability, and can estimate the amount of the liability. A provision for the estimated cost related to warranty is recorded to cost of goods sold at the time revenue is recognized. Our estimate of costs to service the warranty obligations are based on historical experience and expectations of future conditions. To the extent we experience increased warranty claims or increased costs associated with servicing those claims, revisions to the estimated warranty liability are recorded as increases or decreases to the accrual at that time, with an offsetting entry recorded to cost of goods sold.

We also sell optional extended warranty services, and preventative maintenance contracts, at the time of their product purchase. We account for these agreements in accordance with provisions of ASC 605-20-25-3, “Separately Priced Extended Warranty and Product Maintenance Contracts” under which we recognize the separately priced extended warranty and preventative maintenance fees over the associated period.

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

We have significant deferred revenue included in our accompanying consolidated balance sheets, with balances (including both current and long-term amounts) of $15.4 million and $55.8 million as of December 31, 2010 and 2009, respectively. A significant majority of these amounts relate to arrangements whereby the entire arrangement has been accounted for as deferred revenue, as there is no fair value for one or more of the undelivered elements or acceptance has not been received. Upon the final delivery or acceptance of the undelivered element(s) of the arrangement, the revenue will be recorded for that arrangement. To a lesser extent, the deferred revenue balances relate to either: (a) the unrecognized portion of a multiple element arrangements that is being recognized into revenue over a ratable basis as associated services are performed; (b) arrangements not currently recognizable due to the arrangement not being fixed and determinable at its inception; (c) the future amortization to revenue of extended warranty contracts and preventative maintenance plans; (d) revenue deferrals for product shipments with FOB destination shipping terms; and (e) deposits from customers against future orders. The classification of deferred revenue, and deferred cost of goods sold, is based on our expectations relative to when the revenue will be recognized, based on facts known to us as of the date our financial statements are released.

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

Business Combinations. For business combinations consummated prior to January 1, 2009, we allocated the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development based upon their estimated fair values at the acquisition date in accordance with Statement of Financing Accounting Standards (“SFAS”) No. 141, “Business Combinations”. The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities and pre-acquisition contingencies.

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

Effective January 1, 2009, we adopted ASC 805, “Business Combinations”.

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

We test our goodwill for impairment on an annual basis, and more frequently if impairment indicators are identified, in accordance with ASC 350, “Intangibles—Goodwill and Other”, which first requires a comparison of the carrying value of each of our reporting units’ net assets to their fair value. If the carrying value of a reporting unit exceeds its fair value, we calculate the implied fair value of the reporting unit’s goodwill and compare it to the goodwill’s carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded for the difference. The implied fair value of goodwill is calculated by performing a fair value assessment of the assets and liabilities of the reporting unit, in a manner consistent with the discussion above with respect to the initial fair value allocation performed in a business combination. The carrying value of each reporting unit’s assets and liabilities are predominantly specifically identifiable. Additionally, reporting units that benefit from corporate assets or liabilities are allocated a portion of those corporate assets and liabilities on a systematic, proportional basis.

Our indefinite-lived intangible assets represent trade names that were acquired in the August 2008 Excel acquisition. We assess these indefinite-lived intangible assets for impairment on an annual basis, and more frequently if impairment indicators are identified, and periodically reassess their continuing classification as indefinite-lived. We use the relief from royalty method, based on forecasted revenues, to estimate the fair value of indefinite-lived intangible assets. Impairment exists if the fair value of the intangible asset is less than its carrying value. An impairment charge equal to the difference is recorded to reduce the carrying value to its fair value.

We evaluate amortizable intangible assets and other long-lived assets for impairment, in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” whenever changes in events or circumstances indicate carrying values may exceed their undiscounted cash flow forecasts. If undiscounted cash flow forecasts indicate the carrying value of a definite-lived intangible asset or other long-lived asset may not be recoverable, a fair value assessment is performed. For intangible assets, fair value estimates are derived from discounted cash flow forecasts. For other long-lived assets, fair value estimates are derived from the sources most appropriate for the particular asset and have historically included such approaches as: sales comparison approach, replacement cost approach, prices reflected in comparable sales transactions and estimated construction costs. If fair value is less than carrying value, an impairment charge equal to the difference is recorded, thereby reducing the intangible asset’s and other long-lived asset’s carrying value to its fair value. We also review the useful life assumptions for definite-lived intangible assets and other long-lived assets on a periodic basis to determine if changes in circumstances warrant revisions to them. All definite-lived intangible assets and other long-lived assets are amortized over the periods in which their economic benefits are expected to be realized.

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

The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2010, noting no impairment. No impairment charges were recognized during the year ended December 31, 2010.

We undertook an impairment review of goodwill and intangible assets at the end of 2009 due to the filing for voluntary relief under Chapter 11 of the U.S. Bankruptcy Code on November 20, 2009. This review led us to record an impairment charge of approximately $1.0 million to reduce the carrying values of certain assets to their fair value. Goodwill and the definite-lived customer relationship intangible asset for the Excel segment were each impaired by approximately $0.5 million. The results of the impairment review as of December 31, 2009 are summarized in the following table (in thousands):

	Pre-Impairment Net Carrying Value	Impairment Charge	Post-Impairment Net Carrying Value
Goodwill	$45,063	$(485)	$44,578
Indefinite-lived intangible assets	13,027	—	13,027
Definite-lived intangible assets	49,042	(560)	48,482
Property, plant and equipment	49,502	—	49,502

	$156,634	$(1,045)	$155,589

The significant downturn in the global economy experienced in 2008, and most notably in the fourth quarter of 2008, negatively impacted our estimated future revenues and cash flows, as compared to our prior estimates, including those estimates made at the time we acquired Excel. Excel’s 2009 actual revenues were significantly lower than Excel’s 2009 projected revenues at the time of the acquisition in August 2008. From the acquisition in August 2008 to December 2008, when the impairment analysis was performed, we reduced Excel’s annual revenue projections by $50.1 to $54.5 million per year, or on average approximately 26% per year, compared to the projections used to initially value the intangible assets in Excel’s purchase price allocation. During this same period of time, our cost of capital increased significantly, primarily due to the increase in risk associated with an investment in our equity securities. Our estimated cost of capital increased in the fourth quarter of 2008 after we announced the delayed filing of our financial results. The announcement increased our risk profile and made financing more expensive, as a result of the decline in our stock price, the receipt of default notices from our noteholders, and the severe economic downturn. Our weighted average cost of capital forms the basis of the rates used to discount our cash flow forecasts which are integral to our fair value estimates. The discount rates utilized to initially value the intangible assets in the purchase price allocation ranged from 10.0% to 13.0%, while the discount rates utilized in the December 31, 2008 impairment analyses of the goodwill and other intangible assets ranged from 16.5% to 17.5%. Consequently, we undertook an impairment review of our goodwill, intangible assets and other long-lived assets (property, plant and equipment) as of December 31, 2008. This review led to us recording a charge to reduce the carrying value of these assets by an aggregate of $215.1 million. The results of the impairment review as of December 31, 2008 are summarized in the following table (in thousands):

	Pre-Impairment Net Carrying Value	Impairment Charge	Post-Impairment Net Carrying Value
Goodwill	$176,232	$(131,169)	$45,063
Indefinite-lived intangible assets	34,341	(21,314)	13,027
Definite-lived intangible assets	115,563	(57,130)	58,433
Property, plant and equipment	59,877	(5,438)	54,439

	$386,013	$(215,051)	$170,962

We continue to maintain a significant balance in our goodwill, intangible assets and other long-lived assets (property, plant and equipment). The following table shows the December 31, 2010 breakdown of goodwill, intangibles and property, plant and equipment by reportable segment (in thousands):

	Goodwill	Intangible Assets	Property, Plant & Equipment
Precision Technology	$9,245	$6,379	$6,676
Semiconductor Systems	—	—	255
Excel	35,333	46,760	28,458
Corporate	—	—	10,013

	$44,578	$53,139	$45,402

To the extent that our assumptions used to value the assets as of December 31, 2010 should adversely change or there is a further deterioration of the markets we serve, the broader worldwide economy, or the performance of our business relative to our expectations as of December 31, 2010, we may be required to record additional impairment charges in the future.

Restructuring, Restatement Related Costs and Other Charges. In accounting for our restructuring activities, we follow the provisions of ASC 420, “Exit or Disposal Cost Obligations”. In accounting for these obligations, we make assumptions related to the amounts of employee severance, benefits, and related costs and to the time period over which facilities will remain vacant, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation has arisen. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount previously expensed against our earnings, and currently accrued on our consolidated balance sheet.

During the years ended December 31, 2010, 2009 and 2008, we incurred costs to third parties, including auditors, attorneys, forensic accountants, and other advisors for services performed in connection with the restatement of our previously issued financial statements as reported in our Annual Report on Form 10-K for the year-ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter-ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in our restructuring, restatement related costs and other charges.

Pension Plans. Two of our subsidiaries, located in the United Kingdom and Japan, maintain retirement plans that are accounted for as defined benefit plans.

Our United Kingdom pension plan was closed to new membership in 1997 and we curtailed our sponsorship in 2002, limiting our obligation to benefits earned through that date. Benefits under this plan were based on the employees’ years of service and compensation. At December 31, 2010, the market value of the plan assets was $1.6 million less than the projected benefit obligation.

The cost and obligations of our United Kingdom pension plan are calculated using many assumptions to estimate the benefits, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for this pension plan include the discount rate, rate of inflation, and expected return on plan assets. Assumptions are determined based on the Company’s data and appropriate market indicators in consultation with a third-party actuary, and is evaluated each year as of the plan’s measurement date. Should any of these assumptions change, they would have an effect on net periodic pension cost and the unfunded benefit obligation.

Our Japanese pension plan is a tax qualified plan that covers substantially all Japanese employees. Benefits are based on years of service and the employee’s compensation at retirement. We fund the plan sufficient to meet current benefits as well as fund a certain portion of future benefits as permitted in accordance with regulatory authorities. Since this is an active plan, a significant portion of the pension benefit obligation is determined based on the rate of future compensation increases. We deposit funds under various fiduciary-type arrangements and/or purchase annuities under group insurance contracts. At December 31, 2010, the market value of the plan assets was $1.4 million less than the projected benefit obligation.

Given both pension plans’ current under-funded status, changes in economic and market conditions may require us to increase cash contributions in future years. Furthermore, based on the results of a new funding valuation in 2010, we are required to increase our annual contributions to the U.K. Plan from approximately $0.6 million to $0.8 million for a period of 10 years and 5 months, including an additional one-time lump-sum payment of approximately $1.6 million, which was paid during the year-ended December 31, 2010.

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to calculate our income tax provision (benefit) in each of the jurisdictions in which we operate. This process involves estimating our current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.

We record a valuation allowance on our deferred tax assets when it is more likely than not that they will not be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the valuation allowance for the deferred tax asset would be charged to income in the period such determination was made.

The amount of income taxes we pay is subject to audits by federal, state and foreign tax authorities, which may result in proposed assessments. We believe that we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our tax liabilities in the period that the assessments are made or resolved, or when the statute of limitations for certain periods expires. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

Undistributed earnings of our non-Canadian subsidiaries amounted to approximately $16.0 million as of December 31, 2010. We have not provided any income taxes or withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business as defined in the provisions of ASC 740, “Income Taxes”. In general, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities.

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

A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2010 would not have a material impact on our revenue, operating results or cash flows.

Interest Rate Risk and Sensitivity

Our exposure to market risk associated with changes in interest rates relates primarily to our cash and cash equivalents, short-term investments, long-term investments and debt obligations. At December 31, 2010, we had $56.8 million invested in cash and cash equivalents, as compared to $63.3 million at December 31, 2009. Due to the average maturities and the nature of the cash portfolio at December 31, 2010, a one percent change in interest rates could have a $0.6 million impact on interest income on an annual basis. We do not actively trade derivative financial instruments, but may use them in the future to manage interest rate positions associated with our debt instruments. We did not hold interest rate derivative contracts as of December 31, 2010.

Item 8. Financial Statements and Supplementary Data

GSI GROUP INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of GSI Group Inc.

We have audited the accompanying consolidated balance sheets of GSI Group Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GSI Group Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 30, 2011

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$56,781	$63,328
Accounts receivable, net of allowance of $696 and $1,776, respectively	55,110	47,037
Income taxes receivable	21,920	24,192
Inventories	66,721	65,596
Deferred tax assets	4,226	5,578
Deferred cost of goods sold	7,789	30,070
Prepaid expenses and other current assets	5,580	5,479

Total current assets	218,127	241,280
Property, plant and equipment, net of accumulated depreciation	45,402	49,502
Deferred tax assets	1,445	1,546
Investments in auction rate securities	—	11,272
Other assets	4,476	4,983
Intangible assets, net	53,139	61,509
Goodwill	44,578	44,578

Total assets	$367,167	$414,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$19,766	$13,430
Income taxes payable	1,785	518
Accrued compensation and benefits	7,988	5,271
Deferred revenue	15,006	55,755
Deferred tax liabilities	—	39
Other accrued expenses	14,717	14,047

Total current liabilities	59,262	89,060
Debt (Note 8)	107,575	—
Deferred revenue	402	—
Deferred tax liabilities	8,373	4,518
Accrued restructuring, net of current portion	769	1,256
Income taxes payable	6,644	6,088
Accrued pension liability	3,044	4,838
Other liabilities	2,420	4,039

Total long-term liabilities	129,227	20,739
Liabilities subject to compromise (Note 2)	—	220,560

Total liabilities	188,489	330,359
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 33,342,169 and 15,947,743, respectively	423,856	330,896
Additional paid-in capital	14,655	12,610
Accumulated deficit	(256,733)	(256,046)
Accumulated other comprehensive loss	(3,429)	(3,430)

Total GSI Group Inc. stockholders’ equity	178,349	84,030
Noncontrolling interest	329	281

Total stockholders’ equity	178,678	84,311

Total liabilities and stockholders’ equity	$367,167	$414,670

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Sales	$383,516	$254,388	$288,468
Cost of goods sold	217,115	155,842	190,850

Gross profit	166,401	98,546	97,618

Operating expenses:
Research and development and engineering	29,857	28,254	33,449
Selling, general and administrative	74,880	60,422	65,904
Amortization of purchased intangible assets	4,436	5,805	5,714
Impairment of goodwill, intangible assets and other long-lived assets	—	1,045	215,051
Acquisition related in-process research and development charge	—	—	12,142
Restructuring, restatement related costs and other	2,592	16,291	10,485
Pre-petition and post-emergence professional fees	727	6,966	—

Total operating expenses	112,492	118,783	342,745

Income (loss) from operations	53,909	(20,237)	(245,127)
Interest income	87	294	3,310
Interest expense	(19,908)	(27,751)	(10,387)
Foreign exchange transaction gains (losses)	328	(816)	928
Other income (expense), net	1,840	206	(545)

Income (loss) from continuing operations before reorganization items and income taxes	36,256	(48,304)	(251,821)
Reorganization items	(26,156)	(23,606)	—

Income (loss) from continuing operations before income taxes	10,100	(71,910)	(251,821)
Income tax provision (benefit)	10,739	(773)	(39,032)

Loss from continuing operations	(639)	(71,137)	(212,789)
Income (loss) from discontinued operations, net of tax	—	(132)	270
Gain on disposal of discontinued operations, net of tax	—	—	8,732

Consolidated net loss	(639)	(71,269)	(203,787)
Less: Net income attributable to noncontrolling interest	(48)	(61)	(60)

Net loss attributable to GSI Group Inc.	$(687)	$(71,330)	$(203,847)

Loss from continuing operations attributable to GSI Group Inc. per common share:
Basic	$(0.03)	$(4.47)	$(14.81)
Diluted	$(0.03)	$(4.47)	$(14.81)
Income (loss) from discontinued operations attributable to GSI Group Inc. per common share:
Basic	$—	$(0.01)	$0.63
Diluted	$—	$(0.01)	$0.63
Net loss attributable to GSI Group Inc. per common share:
Basic	$(0.03)	$(4.48)	$(14.18)
Diluted	$(0.03)	$(4.48)	$(14.18)

Weighted average common shares outstanding—basic	23,703	15,916	14,375
Weighted average common shares outstanding—diluted	23,703	15,916	14,375

Amounts attributable to GSI Group Inc.:
Loss from continuing operations	$(687)	$(71,198)	$(212,849)
Income (loss) from discontinued operations	—	(132)	9,002

Net loss	$(687)	$(71,330)	$(203,847)

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

	GSI Group Inc. Stockholders
	Capital Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest
	# of Shares	Amount					Total	Comprehensive Income (Loss)
Balance, December 31, 2007	14,054	$310,970	$8,191	$7,386	$19,131	$—	$345,678
Net income (loss)	—	—	—	—	(203,847)	60	(203,787)	$(203,787)
Noncontrolling interest acquired	—	—	—	—	—	160	160	—
Exercise of stock options and warrants	1,958	26,365	—	—	—	—	26,365	—
Issuance of common stock upon vesting of non-vested stock awards	102	—	—	—	—	—	—	—
Repurchase of treasury shares	(258)	(6,439)	—	—	—	—	(6,439)	—
Share based compensation	—	—	2,761	—	—	—	2,761	—
Excess tax expense of stock options and restricted stock	—	—	(219)	—	—	—	(219)	—
Unrealized gain on investments, net of tax	—	—	—	80	—	—	80	80
Pension liability, net of tax	—	—	—	797	—	—	797	797
Foreign currency translation adjustments	—	—	—	(12,499)	—	—	(12,499)	(12,499)

Balance, December 31, 2008	15,856	330,896	10,733	(4,236)	(184,716)	220	152,897	$(215,409)

Net income (loss)	—	—	—	—	(71,330)	61	(71,269)	$(71,269)
Issuance of common stock upon vesting of non-vested stock awards	92	—	—	—	—	—	—	—
Share based compensation	—	—	1,877	—	—	—	1,877	—
Unrealized gain on investments, net of tax	—	—	—	488	—	—	488	488
Pension liability, net of tax	—	—	—	(2,388)	—	—	(2,388)	(2,388)
Foreign currency translation adjustments	—	—	—	2,706	—	—	2,706	2,706

Balance, December 31, 2009	15,948	330,896	12,610	(3,430)	(256,046)	281	84,311	$(70,463)

Net income (loss)	—	—	—	—	(687)	48	(639)	$(639)
Issuance of common stock upon vesting of non-vested stock awards	146	—	135	—	—	—	135	—
Issuance of common stock	33	—	233	—	—	—	233	—
Reclassification of share-based compensation liability	—	—	44	—	—	—	44	—
Cancellation of 16,127 old common shares in exchange for new common shares	—	—	—	—	—	—	—	—
Issuance of common shares under rights offering	12,585	67,960	—	—	—	—	67,960	—
Issuance of common shares for conversion of debt	4,630	25,000	—	—	—	—	25,000	—
Share based compensation	—	—	1,633	—	—	—	1,633	—
Reclassification of unrealized gain on investments, net of tax	—	—	—	(568)	—	—	(568)	(568)
Pension liability, net of tax	—	—	—	(132)	—	—	(132)	(132)
Foreign currency translation adjustments	—	—	—	701	—	—	701	701

Balance, December 31, 2010	33,342	$423,856	$14,655	$(3,429)	$(256,733)	$329	$178,678	$(638)

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Consolidated net loss	$(639)	$(71,269)	$(203,787)
Adjustments to reconcile net loss to net cash from operating activities:
(Income) loss from operations of discontinued operations	—	132	(270)
Gain on disposal of discontinued operations	—	—	(8,732)
Depreciation and amortization	15,653	17,330	18,906
Provision (recoveries) for uncollectible receivables	(469)	561	297
Provision for inventory obsolescence	6,361	2,485	10,165
Impairment of goodwill, intangible assets and property, plant and equipment	—	1,045	215,051
Acquisition related in-process research and development charge	—	—	12,142
Step-up value of acquired inventory sold	—	139	1,240
Share-based compensation	1,871	2,052	2,761
Deferred income taxes	5,553	1,356	(33,670)
Earnings from equity investment	(857)	(515)	(214)
Loss (gain) on sale of property and assets	13	63	(1,352)
Gain on sale of auction rate securities	(988)	(2,414)	—
Non-cash reorganization items	—	26,223	—
Non-cash interest expense	976	4,661	1,890
Non-cash restructuring charges	72	81	3,565
Changes in operating assets and liabilities, net of effects from business acquired:
Accounts receivable	(7,727)	880	35,915
Inventories	(8,171)	8,355	10,178
Deferred costs	22,281	12,461	5,484
Prepaid expenses and other current assets	(103)	671	960
Deferred revenue	(40,347)	(26,315)	(15,255)
Deferred rent	(905)	(316)	4,698
Accounts payable, accruals and taxes receivable and payable	3,955	(1,809)	(8,111)
Changes in other non-current assets and liabilities	(1,267)	(1,511)	110
Cash used in operating activities of discontinued operations	—	(132)	(40)

Cash provided by (used in) operating activities	(4,738)	(25,786)	51,931
Cash flows from investing activities:
Acquisition of Excel	—	—	(368,711)
Cash received in acquisition of Excel	—	—	10,430
Purchases of property, plant and equipment	(2,659)	(1,321)	(17,951)
Proceeds from the sale of auction rate securities	11,408	16,975	—
Proceeds from the sale of property, plant and equipment	—	4,054	3,211
Proceeds from sale of discontinued operations	—	—	21,593

Cash provided by (used in) investing activities	8,749	19,708	(351,428)
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	210,000
Payments for debt issuance costs	(1,565)	—	(6,472)
Purchases of the Company’s common shares	—	—	(6,439)
Net proceeds from the issuance of share capital	64,889	—	63
Repayments of debt	(74,889)	—	—
Excess tax expense of stock options	—	—	(219)

Cash provided by (used in) financing activities	(11,565)	—	196,933
Effect of exchange rates on cash and cash equivalents	1,007	405	(822)

Decrease in cash and cash equivalents	(6,547)	(5,673)	(103,386)
Cash and cash equivalents, beginning of period	63,328	69,001	172,387

Cash and cash equivalents, end of period	$56,781	$63,328	$69,001

Supplemental disclosure of cash flow information:
Cash paid for interest expense	25,899	22,779	156
Cash paid for income taxes	2,145	954	1,345
Income tax refunds received	2,053	10,456	1,961
Cash paid for reorganization items	26,686	679	—
Supplemental disclosure of non cash financing activity:
Issuance of warrants	—	—	26,302
Issuance of common shares for conversion of debt	28,071	—	—
Supplemental disclosure of non cash investing activity:
Auction rate securities	—	773	80

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010

1. Organization, Presentation and Significant Events

GSI Group Inc. (“GSIG”) and its subsidiaries (collectively “the Company”) designs, develops, manufactures and sells photonics-based solutions (consisting of lasers, laser systems and electro-optical components), precision motion devices, associated precision motion control technology and systems. Its customers incorporate its technology into their products or manufacturing processes, for a wide range of applications in a variety of markets, including: industrial, scientific, electronics, semiconductor, medical and aerospace. The Company operates in three segments: Precision Technology, Semiconductor Systems and Excel. The Company’s principal markets are in North America, Europe and Asia-Pacific. The Company exists under the laws of New Brunswick, Canada.

Acquisition of Excel Technology, Inc.

In August 2008, the Company acquired Excel Technology, Inc. (“Excel”), a designer, manufacturer and marketer of photonics-based solutions consisting of lasers, laser-based systems, precision motion devices and electro-optical components, primarily for industrial and scientific applications. Excel manufactures its products in plants located in the United States and Germany, and sells its products to customers worldwide, both directly and indirectly through resellers and distributors. Following the acquisition of Excel, the Company established a third reportable segment comprised solely of the operations of the newly acquired entity. See Note 4 to Consolidated Financial Statements for further details regarding the Excel transaction.

Divestiture of U.S. General Optics Business

On October 8, 2008, the Company completed the sale of its General Optics business (the “U.S. Optics Business”). The sale of the U.S. Optics Business is reported as Gain on Disposal of Discontinued Operations in the Company’s consolidated statement of operations for the year ended December 31, 2008. This business was part of the Company’s Precision Technology segment. The results of operations of the U.S. Optics Business have been reclassified and reported as income from discontinued operations in the Company’s consolidated statements of operations. See Note 5 to Consolidated Financial Statements for further details regarding the sale of the U.S. Optics Business.

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

On May 14, 2010, the Debtors entered into a Restructuring Plan Support Agreement (the “May Plan Support Agreement”) with the Equity Committee, the individual members of the Equity Committee (the “Committee Members”) and eight of ten beneficial holders (the “Consenting Noteholders”) of the $210.0 million of 11% unsecured senior notes due 2013 (the “2008 Senior Notes”). The Consenting Noteholders held 88.1% of the

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

outstanding principal amount of the 2008 Senior Notes. Pursuant to the May Plan Support Agreement, which superseded the previous plan support agreement, the Equity Committee, the Committee Members and the Consenting Noteholders agreed to support a modified plan, in the form of the Fourth Modified Joint Chapter 11 Plan of Reorganization for the Debtors (the “May Plan”).

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

Listing of Common Shares

Prior to November 4, 2009, the Company’s common shares were traded on The NASDAQ Global Select Market under the symbol “GSIG”. From November 5, 2009 through November 19, 2009, the Company’s common shares were quoted on the OTC Markets Group, Inc., under the trading symbol “GSIG”. Following the Company’s filing of the Chapter 11 Petitions on November 20, 2009, its common shares were quoted on the OTC Markets Group, Inc. under the trading symbol “GSIGQ”. Following the Company’s emergence from bankruptcy on July 23, 2010, its common shares were quoted on the OTC Markets Group, Inc. under the trading symbol “LASR.PK”. On February 14, 2011, the Company’s common shares began trading on The NASDAQ Global Select Market under the trading symbol “GSIG”.

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

Upon the Company’s emergence from bankruptcy on July 23, 2010, the Company was not required to apply fresh-start accounting under Accounting Standards Codification (“ASC”) 852, “Reorganizations”. From the Company’s bankruptcy filing on November 20, 2009 through the date of emergence, the Company prepared the consolidated financial statements in accordance with ASC 852 and on a going-concern basis, which assumed continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

ASC 852 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the businesses are reported separately in the financial statements. All such costs are reported in reorganization items in the accompanying consolidated statements of operations for the years-ended December 31, 2010 and 2009.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

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

Below is a summary of the significant transactions affecting the Company’s capital structure as a result of the effectiveness of the Final Chapter 11 Plan.

Equity Transactions

On the Effective Date, the Company issued an aggregate of 33,334,060 post-emergence new common shares (“New Common Shares”) pursuant to the Final Chapter 11 Plan. Consistent with the Confirmation Order and applicable law, the Company relied on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), the issuance of such New Common Shares. The New Common Shares were issued as a result of the following transactions:

•

Rights offering: The Company conducted a rights offering (the “Rights Offering”) in which the Company offered for sale to existing shareholders up to a maximum of $85.0 million of its common shares to be issued upon emergence from bankruptcy at a purchase price per share of $5.40 (the “Price Per Share”). As provided in the Final Chapter 11 Plan, the cash proceeds from the rights offering were used to pay down the 2008 Senior Notes. As such, 12,585,356 of the Company’s common shares were subscribed for a total subscription price of $68.0 million. Of the total common shares subscribed for in the rights offering, $64.9 million were subscribed for by payment in cash and $3.1 million were subscribed for by exchange of the 2008 Senior Notes. As a result of the rights offering and the shares issued pursuant to the backstop commitment described below, the Company’s shareholders prior to the emergence from bankruptcy retained approximately 86.1% of the Company’s capital stock following emergence (subject to the distribution of shares placed in reserve pending resolution of certain litigation matters unrelated to the Chapter 11 Cases). The remaining 13.9% of the Company’s capital stock was issued to the holders of the 2008 Senior Notes in partial exchange of such notes and pursuant to the commitment of certain holders to backstop the Rights Offering.

•

Backstop commitment: Pursuant to the Final Chapter 11 Plan, and subject to the terms and conditions of a Backstop Commitment Agreement (the “Backstop Agreement”), certain note holders agreed to backstop the entire rights offering. Regardless of the number of shares purchased in the rights offering, the backstop investors agreed to purchase a minimum of $20 million of common shares by exchanging the principal amount of their 2008 Senior Notes for New Common Shares at the Price Per Share. Because the difference between the total amount of the shares offered and the shares subscribed for in the rights offering was less than $20 million, 3,703,704 New Common Shares for a total of the backstop commitment amount of $20 million were issued pursuant to the backstop commitment. In

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

addition, the backstop investors who agreed to backstop the rights offering received a cash backstop fee of $4.2 million, which represented 5% of the $85 million maximum proceeds from the offering. The backstop fee is reflected in reorganization items in the accompanying consolidated statement of operations for the year-ended December 31, 2010.

•

Supplemental equity exchange: Pursuant to and in accordance with the Final Chapter 11 Plan, the holders of the 2008 Senior Notes exchanged an aggregate principal amount of $5.0 million of 2008 Senior Notes for post-emergence New Common Shares at the Price Per Share (the “Supplemental Equity Exchange”). In connection with the Supplemental Equity Exchange, the Company issued 925,926 New Common Shares on the Effective Date on a pro rata basis to the holders of the 2008 Senior Notes.

•

Existing equity holders: The Company issued 15,125,331 New Common Shares on the Effective Date to holders of the common shares issued and outstanding immediately prior to the Effective Date and to holders of vested share rights.

In addition, on the Effective Date and pursuant to the terms of the Final Chapter 11 Plan, the Company placed 993,743 New Common Shares in a reserve (the “Reserve Shares”) to be held in escrow for the benefit of the holders of Section 510(b) Claims (as defined in the Final Chapter 11 Plan) pending the final disposition of that certain putative shareholder class action entitled Wiltold Trzeciakowski, Individually and on behalf of all others similarly situated v. GSI Group Inc., Sergio Edelstein, and Robert Bowen, Case No. 08-cv-12065 (GAO), filed on December 12, 2008, in the United States District Court (see Note 14 to Consolidated Financial Statements for additional information). On February 22, 2011, the United States District Court entered an order granting final approval of the settlement in the putative shareholder class action. The Company’s contribution to the settlement amount was limited to the Company’s self-insured retention under its directors and officers liability insurance policy. Accordingly, the 993,743 shares of the Company’s common stock that were placed in a reserve account and held in escrow for the benefit of the holders of Section 510(b) Claims were released to the Company’s shareholders entitled to such shares during the year-ended December 31, 2011.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

Debt Transactions

Upon the Company’s emergence from bankruptcy, the Company consummated a series of transactions that reduced its outstanding debt from $210.0 million under the 2008 Senior Notes to $107.0 million. The Company reduced its debt by making cash payments of $74.9 million and exchanging debt for common shares totaling $28.1 million. The remaining $107.0 million of 2008 Senior Notes were cancelled and replaced by the 12.25% Senior Secured PIK Election Notes due July 23, 2014 (the “New Notes”) issued under that certain indenture (the “New Indenture”), by and among GSI US, as issuer, the Mellon Trust Company, N.A., as trustee (the “Trustee”). Refer to Note 8 of Consolidated Financial Statements for further discussion regarding the $107.0 million of New Notes that were issued upon emergence from bankruptcy.

A summary of the transactions affecting the Company’s debt balances is as follows:

2008 Senior Notes balance prior to emergence from bankruptcy	$210,000
Repayment of debt with proceeds from Rights Offering	(64,889)
Exchange of debt for New Common Shares pursuant to Rights Offering	(3,071)
Exchange of debt for New Common Shares under the Backstop Agreement	(20,000)
Exchange of debt for New Common Shares under the Supplemental Equity Exchange	(5,000)
Repayment in cash	(10,000)
Exchange of 2008 Senior Notes for New Notes	(107,040)

Gain (loss) on extinguishment	$—

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

Liabilities Subject to Compromise

Certain pre-petition liabilities and indebtedness were subject to compromise under the Final Chapter 11 Plan and were reported at amounts allowed or expected to be allowed by the Bankruptcy Court. A summary of liabilities subject to compromise reflected in the consolidated balance sheets as of December 31, 2010 and 2009, is shown below:

	As of December 31,
	2010	2009
	(In thousands)
2008 Senior Notes	$—	$210,000
Accrued interest on 2008 Senior Notes	—	6,001
Other	—	4,559

Total	$—	$220,560

All pre-petition claims were considered liabilities subject to compromise as of December 31, 2009. As discussed above, portions of the 2008 Senior Notes were repaid, exchanged for New Common Shares, and exchanged for the New Notes. Accrued interest on the 2008 Senior Notes was paid upon emergence from bankruptcy. All other liabilities subject to compromise outstanding as of December 31, 2010 have been paid or were reinstated to the appropriate liability classification on the accompanying consolidated balance sheet.

In addition, under the terms of the Final Chapter 11 Plan, the Company is obligated to make additional payments to the holders of 2008 Senior Notes claims in its Chapter 11 Cases if the amount of certain claims under the Final Chapter 11 Plan exceeds $22.5 million. The additional payment, if any, would equal approximately $1.00 for each dollar by which the $22.5 million cap amount is exceeded. Refer to Note 14 to Consolidated Financial Statements for further discussion.

Pre-Petition and Post-Emergence Professional Fees

Pre-petition professional fees represent costs incurred prior to the Company’s bankruptcy filing related to the financial and legal advisors retained by the Company to assist in the analysis of debt restructuring alternatives, as well as costs incurred by the Company related to financial and legal advisors retained by the noteholders pursuant to certain binding agreements between the two parties. Pre-petition professional fees incurred were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Professional fees	$—	$6,966	$—

Total	$—	$6,966	$—

Post-emergence professional fees represent costs incurred subsequent to bankruptcy emergence for financial and legal advisors to assist with matters in finalizing the bankruptcy process. Post-emergence professional fees incurred were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Professional fees	$727	$—	$—

Total	$727	$—	$—

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

Reorganization Items

Reorganization items represent expense or income amounts that were recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items were incurred starting with the date of the bankruptcy filing through the date of bankruptcy emergence. Reorganization items were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Elimination of debt discount, deferred financing costs and accrued warrant penalty related to the 2008 Senior Notes	$—	$22,397	$—
Professional fees	21,425	1,209	—
Other	4,731	—	—

Total	$26,156	$23,606	$—

The other amount primarily consists of the $4.2 million backstop commitment fee. Additionally, the other amount includes $0.4 million related to an insurance premium incurred by the Company with respect to liability insurance coverage for the members of the Company’s pre-emergence Board of Directors.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements and notes thereto as of and for the year ended December 31, 2010. The Company reclassified: (i) approximately $0.6 million from cost of goods sold to selling, general and administrative expenses for the year ended December 31, 2009 in the accompanying consolidated statement of operations; (ii) approximately $1.1 million from inventories, prepaid expenses and other current assets, and accrued expenses to deferred cost of goods sold as of December 31, 2009 in the accompanying consolidated balance sheet; and (iii) approximately $0.2 million from other accrued expenses to accrued compensation and benefits as of December 31, 2009 in the accompanying consolidated balance sheet. In addition, in 2010, the Company netted its deferred tax assets and deferred tax liabilities by particular tax jurisdiction. As a result, as of December 31, 2009, short-term deferred tax assets and short-term deferred tax liabilities each decreased by $0.8 million and long-term deferred tax assets and

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

long-term deferred tax liabilities each decreased by $21.3 million. The reclassifications described in (i) through (iii) and the reclassification of deferred tax assets and deferred tax liabilities had no effect on the Company’s previously reported results of operations and cash flows, but decreased total assets and total liabilities by $22.0 million.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of sales and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, assumptions and judgments, including those related to revenue recognition; fair value measurements; allowance for doubtful accounts; inventory costing and reserves; the assessment of warranty reserves; the valuation of goodwill, intangible assets and other long-lived assets; accounting for business combinations; employee benefit plans; accounting for restructuring activities; accounting for income taxes and related valuation allowances; and, accounting for loss contingencies. Actual results could differ significantly from those estimates.

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

Long-Term Investments

As of December 31, 2010, the Company had liquidated all of its previously held auction rate securities. As of December 31, 2009, the Company held auction rate securities, recorded at a fair value of $11.3 million, and with a par value of $13.0 million. These auction rate notes were student loans backed by the federal government and were privately insured. From January 1, 2009 through December 31, 2009, the Company recorded $0.8 million of other comprehensive income attributable to the change in unrealized gains relating to assets still held at December 31, 2009. There was no comparable amount in 2010.

During the year ended December 31, 2010, the Company sold $13.0 million in par value of its auction rate securities valued at $10.4 million for $11.4 million in proceeds, which resulted in the recognition of realized gains of $1.0 million related to the sale of these securities. During the year ended December 31, 2009, the Company sold $19.3 million in par value of its auction rate securities valued at $14.6 million for $17.0 million in proceeds, which resulted in the recognition of realized gains of $2.4 million. The Company had no sales of auction rate securities in 2008. The gains realized upon the sale of the auction rate securities are recorded in other income (expense), net in the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009. No losses were realized upon the sale of any auction rate securities during the years ended December 31, 2010 or December 31, 2009. The Company determines the cost of a security sold and

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

the amount to be reclassified out of accumulated other comprehensive income (loss) into earnings based on the specific identification method. During the years ended December 31, 2010 and 2009, the Company reclassified $0.6 million and $0.8 million, respectively, out of accumulated other comprehensive income (loss) into earnings related to the sale of the Company’s auction rate securities.

At December 31, 2010 and 2009, the Company had a 25.1% equity investment in a privately held company located in the United Kingdom, valued at $2.2 million and $1.4 million at December 31, 2010 and 2009, respectively, and included in other assets in the accompanying consolidated balance sheets. The Company uses the equity method to record the results of this entity. In relation to this investment, the Company recognized income of $0.8 million, $0.5 million and $0.2 million in 2010, 2009 and 2008, respectively, which are included in other income (expense), net in the accompanying consolidated statements of operations.

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

ASC 820 establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1: Quoted prices for identical assets or liabilities in active markets which the Company can access.

•	Level 2: Observable inputs other than those described in Level 1.

•	Level 3: Unobservable inputs.

On January 1, 2009, the Company implemented the guidance in ASC 820 related to all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. During the years ended December 31, 2010 and 2009, the Company conducted nonrecurring fair value measurements for the annual and interim impairment tests for goodwill and indefinite-lived intangible assets.

The following table summarizes the Company’s assets and liabilities, as of December 31, 2010, that are measured at fair value on a recurring basis (in thousands):

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash equivalents(1)	$7,808	$7,808	$—	$—

Total	$7,808	$7,808	$—	$—

(1)	Cash equivalents are valued at quoted market prices in active markets.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

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

The following table summarizes the activity during the years ended December 31, 2010 and 2009 with respect to the auction rate securities, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2008	$25,065
Sales	(16,973)
Gross realized gains, included in other income (expense), net	2,407
Gross unrealized gains included in other comprehensive income (loss)	1,608
Reclassifications out of accumulated other comprehensive income (loss)	(835)

Balance at December 31, 2009	11,272
Sales	(11,408)
Gross realized gains, included in other income (expense), net	988
Reclassifications out of accumulated other comprehensive income (loss)	(852)

Balance at December 31, 2010	$—

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

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains (Losses)
Goodwill(1)	$—	$—	$—	$—	$(485)
Intangible assets(2)	—	—	—	—	(560)

Total	$—	$—	$—	$—	$(1,045)

(1)	Relates to goodwill for a reporting unit within the Excel segment.
(2)	Relates to customer relationship intangible asset within a reporting unit associated with the Excel segment.

The fair values reflected above represents only those assets for which an impairment loss was recognized during the year ended December 31, 2009. The goodwill and intangible assets have been classified as Level 3.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

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

See Note 8 to Consolidated Financial Statements for discussion of the estimated fair value of the Company’s debt. See Note 11 to Consolidated Financial Statements for discussion of the estimated fair value of the Company’s pension plan assets.

Accounts Receivable and Allowance

Trade accounts receivable are recorded at the invoiced amount. The Company generally does not require collateral for trade accounts receivable. The Company maintains an allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s best estimate of the amount of probable credit losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance based on a variety of factors including the age of amounts outstanding relative to their contractual due date, specific customer factors, and other known risks and economic trends in industries. Charges booked to the allowance for doubtful accounts are recorded as selling, general and administrative expenses, and are recorded in the period that they are determined to be uncollectible. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

For the years ended December 31, 2010, 2009 and 2008, the allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Balance at beginning of period	$1,776	$1,687	$374
Assumed in Excel acquisition	—	—	1,221
(Benefit) increase charged to selling, general and administrative expense	(469)	561	297
Write-offs, net of recoveries of amounts previously reserved	(504)	(498)	(131)
Exchange rate changes	(107)	26	(74)

Balance at end of period	$696	$1,776	$1,687

Inventories

Inventories, which include materials and conversion costs, are stated at the lower of cost or market, using the first-in, first-out method. Market is defined as replacement cost for raw materials and net realizable value for other inventories. Demo inventory is recorded at the lower of cost or its net realizable value. Inventories reflect appropriate reserves for potential obsolete, slow moving or otherwise impaired material.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, adjusted for any impairment, less accumulated depreciation. The Company uses the straight-line method to calculate the depreciation of its fixed assets over

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

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

Property, plant and equipment impairment charges totaling $5.4 million were recorded in 2008, of which approximately $2.7 million pertained to assets in the Precision Technology segment, approximately $2.1 million pertained to assets in the Excel segment, and approximately $0.7 million related to corporate assets. No impairment charges related to property, plant and equipment were recorded in 2010 or 2009.

Business Combinations

For business combinations consummated prior to January 1, 2009, the Company determined and allocated the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development as of the business combination date in accordance with Statement of Financing Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The purchase price allocation process requires the Company to use significant estimates and assumptions, including fair value estimates, as of the business combination date including:

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

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

Effective January 1, 2009, the Company adopted ASC 805, “Business Combinations”.

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

Impairment Charges

Impairment analyses of goodwill and indefinite-lived intangible assets are conducted in accordance with ASC 350, “Intangibles—Goodwill and Other”. The Company tests its goodwill balances annually as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the test, the Company utilizes the two-step approach which requires a comparison of the carrying value of each of the Company’s reporting units to the fair value of these reporting units. If the carrying value of a reporting unit exceeds its fair value, the Company calculates the implied fair value of the reporting unit’s goodwill and compares it to the goodwill’s carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded for the difference. The fair value of a reporting unit is based on a discounted cash flow (“DCF”) approach. The DCF approach requires that the Company forecast future cash flows for each of the reporting units and discount the cash flow streams based on a weighted average cost of capital (“WACC”) that is derived, in part, from comparable companies within similar industries. The DCF calculations also

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit. The carrying values of each reporting unit include assets and liabilities which relate to the reporting unit’s operations. Additionally, reporting units that benefit from corporate assets or liabilities are allocated a portion of those corporate assets and liabilities on a systematic, proportional basis.

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

The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2010, noting no impairment. The Company also undertook an impairment review of goodwill and intangible assets at the end of 2009 due to the filing for voluntary relief under Chapter 11 of the U.S. Bankruptcy Code on November 20, 2009. This review resulted in an impairment charge of approximately $1.0 million to reduce the carrying values of these assets to their fair value. Goodwill and the definite-lived customer relationship intangible asset for the Excel segment were each impaired by approximately $0.5 million. The impairment of the customer relationship intangible asset is reflected as a reduction in its gross carrying amount.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

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

As of December 31, 2010

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

The Company has significant deferred revenue included in its accompanying consolidated balance sheets, with balances (including both current and long-term amounts) of $15.4 million and $55.8 million as of December 31, 2010 and 2009, respectively. A significant majority of these amounts relate to arrangements whereby the entire arrangement has been accounted for as deferred revenue, as there is no fair value for one or more of the undelivered elements or acceptance has not been received. Upon the final delivery or acceptance of the undelivered element(s) of the arrangement, the revenue will be recorded for that arrangement. To a much lesser extent, the deferred revenue balances relate to either: (a) the unrecognized portion of a multiple element arrangements that is being recognized into revenue over a ratable basis as associated services are performed; (b) arrangements not currently recognizable due to the arrangement not being fixed and determinable at its inception; (c) the future amortization to revenue of extended warranty contracts and preventative maintenance plans; (d) revenue deferrals for product shipments with FOB destination shipping terms; and (e) deposits from

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

customers against future orders. The classification of deferred revenue, and deferred cost of goods sold, is based on the Company’s expectations relative to when the revenue will be recognizable, based on facts known to the Company as of the date its financial statements are released.

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

Product Warranty

The Company generally warrants its products for material and labor to repair and service the product. The Company provides for estimated warranty costs for the products at the time revenue is recognized. Warranty liabilities are based on estimated future repair costs using historical labor and material costs. The standard warranty is generally a period of up to 12 months, with the exception of two product lines, DRC Encoders and JK Lasers, both being product lines that are included in the Precision Technology segment, and which have a warranty period of 24 months. The accounting for warranty provisions is discussed further in the “Revenue Recognition” section of this Note 3.

Share-Based Compensation

The Company has stock-based compensation plans which are more fully described in Note 10 to Consolidated Financial Statements. The Company recognizes the fair value of all share-based payments to employees as expense.

Shipping & Handling Costs

Shipping and handling costs are recorded in cost of goods sold.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $0.6 million, $0.6 million and $0.8 million in 2010, 2009 and 2008, respectively.

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

As of December 31, 2010

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

The costs incurred related to third parties, including auditors, attorneys, forensic accountants, and other advisors for services performed in connection with the restatement of the Company’s previously issued financial statements as reported in its Annual Report on Form 10-K for the year-ended December 31, 2008 and its Quarterly Report on Form 10-Q for the quarter ended September 26, 2008, including, the United States Securities and Exchange Commission (“SEC”) investigation, certain shareholder actions and the internal Foreign Corrupt Practices Act (“FCPA”) investigation have been included within the Company’s restructuring, restatement related costs and other charges in the accompanying consolidated statements of operations.

Accumulated Other Comprehensive Loss

The following table provides the details of accumulated other comprehensive loss:

	December 31,
	2010	2009
	(In thousands)
Foreign currency translation adjustments	$2,568	$1,867
Unrealized gain on investments, net of tax	—	568
Pension liability, net of tax	(5,997)	(5,865)

Total accumulated other comprehensive loss	$(3,429)	$(3,430)

Comprehensive Loss

The components of comprehensive loss are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Consolidated net loss	$(639)	$(71,269)	$(203,787)
Foreign currency translation adjustments	701	2,706	(12,499)
Net unrealized gains and reclassifications of investments, net of tax(1)	(568)	488	80
Pension liability adjustments, net of tax(2)	(132)	(2,388)	797

Consolidated comprehensive loss	(638)	(70,463)	(215,409)
Less: Comprehensive income attributable to noncontrolling interest	(48)	(61)	(60)

Comprehensive loss attributable to GSI Group Inc.	$(686)	$(70,524)	$(215,469)

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

(1)	During the years ended December 31, 2010 and 2009, the Company reclassified $0.6 million and $0.8 million, respectively, out of accumulated other comprehensive loss into net loss. There were no reclassifications during the year ended December 31, 2008. The tax effects on the components of comprehensive loss are minimal for all periods presented.
(2)	During the years ended December 31, 2010, 2009 and 2008, the Company reclassified $0.3 million, $0.2 million and $0.2 million, respectively, out of accumulated other comprehensive loss into net loss. The tax effects on the components of comprehensive loss are minimal for all periods presented.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For diluted net income (loss) per common share, the denominator also includes any dilutive outstanding stock options, restricted stock awards, restricted stock units and warrants determined using the treasury stock method. Potentially dilutive securities are excluded from the diluted earnings per share computation to the extent they are anti-dilutive. Common and common share equivalent disclosures are (in thousands):

	Year Ended December 31,
	2010	2009	2008
Weighted average common shares outstanding—basic	23,703	15,916	14,375
Dilutive potential common shares(1)	—	—	—

Weighted average common shares outstanding—diluted	23,703	15,916	14,375

Excluded from diluted common shares calculation—weighted stock options, restricted stock awards, restricted stock units and warrants that are anti-dilutive	183	267	465

(1)	Due to the Company’s net loss position for each of the years ended December 31, 2010, 2009 and 2008, all potentially dilutive shares are excluded as their effect would have been anti-dilutive.

Accounting for Income Taxes

The asset and liability method is used to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. A valuation allowance is established to reduce the deferred tax assets if it is “more likely than not” that some or all of the related tax benefits will not be realized in the future. With respect to corporate earnings that are permanently reinvested offshore, the Company does not accrue tax for the repatriation of such foreign earnings.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Fair Value Measurements

On January 1, 2010, the Company adopted Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurement”, which requires interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements. Additionally, this ASU requires disclosure for each

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Further, the ASU requires separate presentation of purchases, sales, issuances and settlements in the Level 3 rollforward of the fair value measurements. The Company adopted the interim disclosure requirements under this ASU on January 1, 2010, with the exception of the separate presentation in the Level 3 activity rollforward, which is not effective until fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company’s adoption of ASU 2010-06 did not have an impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events

On April 4, 2009, the Company adopted ASC 855, “Subsequent Events”, which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 originally required all companies to disclose the date through which subsequent events have been evaluated for disclosure and recognition. In February 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to ASC 855 (ASU 2010-09, “Subsequent Events-Amendments to Certain Recognition and Disclosure Requirements”), which removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated for disclosure and recognition in issued and revised financial statements. ASU 2010-09 was effective for the Company immediately. The Company’s adoption of ASC 855 did not have an impact on the Company’s financial position, results of operations or cash flows. The Company adopted ASU 2010-09 in February 2010, but its adoption did not have an impact on its financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

Revenue Recognition

In September 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605-25, “Multiple Element Arrangements”. ASU 2009-13 provides two significant changes to the existing multiple element revenue recognition guidance. First, this guidance removes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements. Upon adoption, each separate unit of accounting must have an estimated selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the elements’ relative selling price. This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010 but may be early adopted as of the first quarter of an entity’s fiscal year. Entities may elect to adopt this accounting guidance either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. The Company is currently evaluating the impact that its adoption of ASU 2009-13 will have on its financial position, results of operations and cash flows. The Company will adopt ASU 2009-13 effective January 1, 2011 on a prospective basis.

In September 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements”. ASU 2009-14 amends existing accounting guidance for how entities account for arrangements that include both hardware and software, which typically resulted in the sale of hardware being accounted for under

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

the software revenue recognition rules. This accounting guidance changes revenue recognition for tangible products containing software elements and non-software elements. The tangible element of the product is always outside of the scope of the software rules, and the software elements of tangible products when the software element and non-software elements function together to deliver the product’s essential functionality are outside the scope of the software rules. As a result, both the hardware and qualifying related software elements are excluded from the scope of the software revenue guidance and accounted for under the revised multiple-element revenue recognition guidance. This accounting guidance is effective for all fiscal years beginning on or after June 15, 2010 with early adoption permitted. Entities must adopt ASU 2009-14 and ASU 2009-13 in the same manner and at the same time. The Company is currently evaluating the impact that its adoption of ASU 2009-14 will have on its financial position, results of operations and cash flows. The Company will adopt ASU 2009-14 effective January 1, 2011 on a prospective basis.

Goodwill Impairment

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 amends ASC 350-20 to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Upon adoption, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. ASU 2010-28 is effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company will adopt ASU 2010-28 on January 1, 2011 on a prospective basis. The Company is currently evaluating the impact, if any, that its adoption of ASU 2010-28 will have on its financial position, results of operations and cash flows.

4. Business Combinations

Acquisition of Excel Technology, Inc.

On August 20, 2008, the Company acquired 78.6% of the outstanding common shares of Excel. Thereafter, the Company commenced a tender offering for all remaining Excel common shares. On August 27, 2008, the Company had obtained 92.8% of Excel’s outstanding shares and performed a short form merger to acquire Excel’s remaining outstanding shares. On August 29, 2008, the Company completed its acquisition of Excel for a cash purchase price of $368.7 million, including: a payment of $32.00 per outstanding common share of Excel; a payment of $32.00 less the strike price of each outstanding option for the purchase of common stock and restricted share of common stock; and transaction costs. In addition to these payments, employee termination costs totaling $18.4 million were paid to the chief executive officer and chief financial officer of Excel; these costs have not been included in the purchase price, but are included in the allocation of the purchase consideration. Excel provides complementary products, technologies, and distribution channels. The Company believes that the combined Company will provide its customers a significantly broader product offering. The

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

Company has initiated the integration of key operating units, and those activities are either complete or well underway. These synergistic efforts have enabled substantial cost savings initiatives. Certain integration activities were delayed due to the Company’s restatement of its financial results as reported in the Annual Report on Form 10-K for the year ended December 31, 2008 and Quarterly Report on Form 10-Q for the quarter ended September 26, 2008 and the Chapter 11 Cases. The Company previously expected to complete the integration of Excel with its existing operations by the end of 2010. As a result of the bankruptcy filing on November 20, 2009 and a change in the Company’s Board of Directors, the previous plan is being reevaluated.

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

As of December 31, 2010

The deferred tax liability primarily relates to the tax impact of future tax amortization associated with the identified intangible assets acquired, the adjustment in fair value of certain tangible assets acquired, and the difference between book and tax basis for original issue discount on the debt. The estimated taxes are based on an expected effective tax rate of 36.35%.

The Company used the income approach to determine fair value of the intangible assets. This approach calculates fair value by discounting the after-tax cash flows back to a present value. The baseline data for this analysis were based on the cash flow estimates used to price the transaction. Cash flows were forecasted for each intangible asset, and then discounted based on an appropriate discount rate. In estimating the useful life of the amortizable intangible assets, the Company considered ASC 350, “Intangibles—Goodwill and Other”, Subsection 30-35-3, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors included a review of the expected use by the combined company of the assets acquired; the expected useful life of any other asset (or group of assets) related to the acquired assets; legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost; the effects of obsolescence, demand, competition and other economic factors; and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. Definite-lived intangible assets are being amortized on a straight-line basis.

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

The following assets are the identifiable intangible assets acquired and their respective weighted average lives as of the date of acquisition (dollars in thousands):

	Amount	Weighted Average Life (Years)
Amortizable intangible assets:
Core technology	$42,355	9.9
Customer relationships	44,764	11.9
Customer backlog	3,186	1.0
Non-compete agreements	8,040	2.9

Amortizable intangible assets	98,345	10.0

Non-amortizable intangible assets:
Trade names	34,340

Total identifiable intangible assets	$132,685

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

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

Supplementary Pro Forma Information (Unaudited)

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Excel as if the acquisition had occurred at the beginning of the periods presented with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing and certain other adjustments together with related tax effects. The unaudited pro forma financial information excludes the material, non-recurring charge for the purchased in-process research and development charge of $12.1 million. The unaudited pro forma condensed consolidated financial information is presented for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the merger been completed at the dates indicated. In addition, the unaudited pro forma condensed consolidated financial information does not purport to project the future financial position or operating results of the combined Company after completion of the acquisition (in thousands, except per share amounts):

Year Ended December 31,
2008
Sales	$387,255

Loss from continuing operations	(217,983)
Income from discontinued operations, net of tax	270
Gain on disposal of discontinued operations, net of tax	8,732

Net loss attributable to GSI Group Inc.	$(208,981)

Loss from continuing operations per common share—basic and diluted	$(15.17)
Income from discontinued operations per common share—basic and diluted	0.63

Net loss attributable to GSI Group Inc. per common share—basic and diluted	$(14.54)

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

In accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”, the following amounts related to the U.S. Optics Business have been segregated from continuing operations and included in discontinued operations, net of tax, in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2010	2009	2008
Sales of discontinued business	$—	$—	$10,188

Pre-tax income (loss) of discontinued business	—	(132)	495
Provision for taxes on income of discontinued business	—	—	(225)

Income (loss) from operations of discontinued business attributable to GSI Group Inc.—net of tax	—	(132)	270

Pre-tax gain on discontinued business	—	—	13,412
Provision for taxes on gain	—	—	(4,680)

Gain on discontinued business attributable to GSI Group Inc.—net of tax	—	—	8,732

Income (loss) from discontinued business attributable to GSI Group Inc.—net of tax	$—	$(132)	$9,002

The assets and liabilities relating to the U.S. Optics Business were segregated from other of the Company’s assets and liabilities. During the year-ended December 31, 2009, the Company recorded an additional charge of $0.1 million related to discontinued operations associated with an insurance premium adjustment; however, the Company did not have any significant continuing involvement with the operations of this component after the disposal transaction. Net cash flows of the Company’s discontinued operations from each of the categories of operating, investing and financing were not significant for the years ended December 31, 2010, 2009 and 2008.

6. Goodwill, Intangible Assets and Impairment Charges

Goodwill

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The change in the carrying amount of goodwill during the years ended December 31, 2010 and 2009, by reportable segment, is as follows (in thousands):

	Reportable Segment
	Excel	Precision Technology	Total
Balance as of December 31, 2008:
Goodwill	$149,941	$26,291	$176,232
Accumulated impairment of goodwill	(114,123)	(17,046)	(131,169)

	35,818	9,245	45,063

Impairment of goodwill	(485)	—	(485)

Balance as of December 31, 2009:
Goodwill	149,941	26,291	176,232
Accumulated impairment of goodwill	(114,608)	(17,046)	(131,654)

	35,333	9,245	44,578

Balance at December 31, 2010:
Goodwill	149,941	26,291	176,232
Accumulated impairment of goodwill	(114,608)	(17,046)	(131,654)

	$35,333	$9,245	$44,578

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

Intangible Assets

As of December 31, 2010, intangible assets consisted of the following (in thousands):

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$61,298	$(43,546)	$17,752	5.5
Customer relationships	33,121	(14,183)	18,938	8.4
Customer backlog	2,355	(2,355)	—	—
Non-compete agreements	4,870	(4,001)	869	0.7
Trademarks, trade names and other	5,696	(3,143)	2,553	8.2

Amortizable intangible assets	107,340	(67,228)	40,112	6.9

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Totals	$120,367	$(67,228)	$53,139

As of December 31, 2009, intangible assets consisted of the following (in thousands):

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$61,463	$(39,807)	$21,656	6.4
Customer relationships	33,121	(11,516)	21,605	9.3
Customer backlog	2,355	(2,355)	—	—
Non-compete agreements	4,870	(2,543)	2,327	1.6
Trademarks, trade names and other	5,746	(2,852)	2,894	9.2

Amortizable intangible assets	107,555	(59,073)	48,482	7.6

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Totals	$120,582	$(59,073)	$61,509

All definite-lived intangible assets are amortized on a straight-line basis over their remaining life. Amortization expense for customer relationships, customer backlog, non-compete agreements and definite-lived trademarks, trade names and other is included in operating expenses in the accompanying consolidated statements of operations and was $4.4 million, $5.8 million and $5.7 million in 2010, 2009 and 2008, respectively. Amortization expense for patents and acquired technology is included in cost of goods sold in the accompanying consolidated statements of operations and was $3.9 million, $3.9 million and $4.7 million in 2010, 2009 and 2008, respectively.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

Estimated amortization expense for each of the five succeeding years and thereafter as of December 31, 2010, is as follows (in thousands):

Year Ending December 31,	Cost of Goods Sold	Operating Expenses	Total
2011	$3,823	$3,516	$7,339
2012	3,165	2,648	5,813
2013	3,165	2,648	5,813
2014	3,165	2,561	5,726
2015	2,065	2,391	4,456
Thereafter	2,369	8,596	10,965

Total	$17,752	$22,360	$40,112

Impairment Charges

The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2010 noting no impairment. No impairment charges were recorded for goodwill, intangible assets or other long-lived assets during the year-ended December 31, 2010. The Company undertook an impairment review of goodwill and intangible assets at the end of 2009 due to the filing for Chapter 11 bankruptcy protection. This review led the Company to record an impairment charge of approximately $1.0 million to reduce the carrying values of these assets to their fair value. Goodwill and the definite-lived customer relationship intangible asset for the Excel segment were each impaired by approximately $0.5 million. The impairment of the customer relationship intangible asset is reflected as a reduction in its gross carrying amount.

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

As of December 31, 2010

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

The downward revision in the Company’s estimated future cash flows and the increase in the rates used to discount them account for most of the impairment recorded on the Company’s goodwill and intangible assets in 2008. The downward revision in the Company’s estimated future cash flows for a particular Excel segment reporting unit resulted in the impairment recorded on the Company’s goodwill and intangible assets in 2009. Following the Company’s 2009 and 2008 impairment charges, the Company continues to maintain a significant balance in its goodwill, intangible assets and other long-lived assets. To the extent that the Company’s assumptions used to value the goodwill and other intangible assets should adversely change, due to a further deterioration of the markets that the Company serves, the broader worldwide economy, or the performance of the Company’s business relative to its expectations, the Company may be required to record additional impairment charges in the future.

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

As of December 31, 2010

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

7. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of December 31, 2010 and 2009:

Inventories

	December 31,
	2010	2009
	(In thousands)
Raw materials	$37,315	$34,982
Work-in-process	16,613	14,905
Finished goods	10,261	11,116
Demo inventory	1,249	3,751
Consigned inventory	1,283	842

Total inventories	$66,721	$65,596

Property, Plant and Equipment, net

	December 31,
	2010	2009
	(In thousands)
Cost:
Land, buildings and improvements	$48,545	$48,577
Machinery and equipment	52,193	50,598

Total cost	100,738	99,175
Accumulated depreciation	(55,336)	(49,673)

Net property, plant and equipment	$45,402	$49,502

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

Depreciation expense, including amortization of demo inventory, was $7.4 million, $7.7 million and $8.5 million for 2010, 2009 and 2008, respectively.

Prepaid Expenses and Other Current Assets

	December 31,
	2010	2009
	(In thousands)
Prepaid expenses	$4,803	$4,565
Other current assets	777	914

Total	$5,580	$5,479

Other Accrued Expenses

	December 31,
	2010	2009
	(In thousands)
Accrued interest	$1,647	$2,631
Accrued warranty	3,977	3,140
Accrued professional fees	2,165	3,143
Accrued third party sales commissions	497	266
Customer deposits	1,241	1,112
Accrued restructuring, current portion	797	1,194
Accrued litigation settlements	—	403
Deferred rent, current portion	1,325	343
Accrued VAT	540	216
Other	2,528	1,599

Total	$14,717	$14,047

Accrued Warranty

	December 31,
	2010	2009
	(In thousands)
Balance at beginning of period	$3,140	$3,793
Charged to costs and expenses	4,359	1,831
Use of provision	(3,492)	(2,590)
Foreign currency exchange rate changes	(30)	106

Balance at end of period	$3,977	$3,140

Other Liabilities

	December 31,
	2010	2009
	(In thousands)
Deferred rent	$2,151	$4,039
Accrued PIK Notes	269	—

Total	$2,420	$4,039

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

8. Debt

12.25% Senior Secured PIK Election Notes

On the Effective Date, GSI US issued $107.0 million in aggregate principal amount of New Notes, which mature on July 23, 2014, pursuant to that certain Indenture, by and among GSI US, as issuer (the “Issuer”), the Guarantors named therein (including GSIG and MES) and The Bank of New York Mellon Trust Company, N.A., as trustee.

Interest accrues on the New Notes at a rate of 12.25% per year and is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2010. GSI US may elect to pay the interest in cash, or, under certain conditions, by increasing the principal amount of the New Notes or issuing additional notes on the same terms and conditions as the existing New Notes (“PIK”). However, the Company is required to pay cash interest if its fixed charge coverage ratio is greater than 1.75 to 1.00. Furthermore, until the Company became current in its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and until the Company’s common shares were listed on an Eligible Market (as defined in the New Indenture), the rate of interest under the New Notes was increased by an additional 2% per annum, payable by PIK beginning after August 15, 2010. Additionally, the interest rate on the New Notes may be increased under certain defaults, as defined in the New Indenture. Interest PIK notes issued and PIK payments in lieu of cash payments accrue interest at a rate of 13% per annum. The Company became current in its reporting obligations under the Exchange Act on December 13, 2010 with the filing of its Form 10-Q for the quarter-ended October 1, 2010. On February 14, 2011, the Company’s common shares were listed on The NASDAQ Global Select Market under the trading symbol “GSIG”. Accordingly, as of February 14, 2011, this 2% per annum additional interest penalty ceased.

The New Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Guarantors. The obligations of GSI US under the New Indenture and the New Notes, and each of the Guarantor’s obligations under the New Indenture, are secured by a first priority perfected security interest on all of the U.S. property and assets of GSI US and of all Guarantors, including pledges of up to 66 2/3% of the stock of the foreign subsidiaries held by GSI US and the respective Guarantors.

GSI US may, at any time, redeem up to 100% of the aggregate principal amount of the New Notes (including any such notes issued after the Effective Date), in whole or in part, at a redemption price equal to 100% of the principal amount of the New Notes to be redeemed, plus accrued and unpaid interest thereon, if any, to, but not including, the date of redemption. To the extent the aggregate principal amount of outstanding indebtedness under a working capital facility which GSI US may enter into pursuant to the terms of the New Indenture exceeds $20 million or upon certain asset sales, GSIG or GSI US will be required to offer to use such excess working capital proceeds or excess net proceeds, as applicable, to make an offer to purchase a portion of the New Notes at 100% of the principal amount thereof, plus accrued and unpaid interest through the date of purchase.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

applicable rate plus 2% per annum (the “Default Rate”). The New Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, cessation of effectiveness of certain related security documents and nonpayment of principal, interest or fees when due.

Interest expense on the New Notes for the year ended December 31, 2010 was $6.6 million, including PIK interest of $0.8 million. The PIK interest relates to the additional 2% assessment per annum as described above. As of December 31, 2010, accrued interest totaled $1.9 million, of which $1.6 million is classified as other accrued expenses and $0.3 million (PIK) is classified as other liabilities in the accompanying consolidated balance sheet as of December 31, 2010. A $0.5 million PIK note was issued in 2010 and is classified as debt in the accompanying consolidated balance sheet as of December 31, 2010.

Deferred Financing Costs

In connection with the issuance of the New Notes, the Company capitalized $1.6 million in deferred financing costs, which are included in other assets in the accompanying consolidated balance sheet as of December 31, 2010. These deferred financing costs are being amortized to interest expense on a straight-line basis over the four year contractual term of the New Notes. As of December 31, 2010, the unamortized portion of the deferred financing costs was $1.4 million. Non-cash interest expense related to the amortization of the deferred financing costs for the year-ended December 31, 2010 was $0.2 million.

Guarantees

Each Guarantor, as defined in the New Indenture, jointly and severally, unconditionally guarantees (each a “Note Guarantee” and collectively the “Note Guarantees”) the due and punctual payment of the principal of and interest on the New Notes, when due and payable, whether at maturity, by acceleration or otherwise, the due and punctual payment of interest on the overdue principal of and interest on the New Notes, the due and punctual payment of all other Obligations, as defined in the New Indenture, and the due and punctual performance of all obligations of the Company in accordance with the terms of the New Indenture. Furthermore, each Guarantor, as defined in the New Indenture, jointly and severally, unconditionally guarantees that in the event of any extension of time of payment or renewal of any of the New Notes or any of such other Obligations, as defined in the New Indenture, with respect to the New Notes, amounts due will be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, at stated maturity, by acceleration or otherwise.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

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

As of December 31, 2010, the maximum potential amount of future payments the Guarantors could be required to make under the Note Guarantees is the principal amount of the New Notes plus all unpaid, but accrued interest thereon, including all PIK and Default Rate interest. However, as of December 31, 2010, the Guarantors are not expected to be required to perform under the Note Guarantees.

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

Mortgages

In connection with the Security Agreement and as required thereby, Synrad, Inc. (“Synrad”), Control Laser Corporation (“Control Laser”) and Photo Research, Inc. (“Photo Research”), each a subsidiary of the Company, entered into an Open-End Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 23, 2010, in favor of or for the benefit of the Trustee, wherein Synrad, Control Laser and Photo Research mortgaged, granted, bargained, assigned, sold and conveyed their respective interest in the property located in Mukilteo, Washington; Orlando, Florida; and Los Angeles, California, respectively, to secure (a) the payment of all of the obligations of the Issuer and the Guarantors under the New Indenture, the respective mortgages and the other Security Documents (as defined in the respective mortgage), and (b) the performance of all terms, covenants, conditions, provisions, agreements and liabilities contained in the New Indenture, the respective mortgage and the other Security Documents.

2008 Senior Notes

On August 20, 2008 (the “Closing Date”), the Company issued to various investors $210.0 million of 11% unsecured senior notes due 2013 pursuant to the terms of an indenture (the “2008 Senior Note Indenture”), along with detachable warrants (the “Warrants”) for the purchase of 1,960,840 of the Company’s common shares, for collective net proceeds to the Company of $203.5 million. The proceeds were used to fund a portion of the Company’s acquisition of Excel, and the 2008 Senior Notes carried a fixed interest rate of 11.0%. The Warrants were net exercised by the holders in October 2008, in exchange for 1,952,832 common shares of the Company. The Company ascribed a fair value to the Warrants in the amount of $26.3 million as of the Closing Date and recognized this amount as debt discount that was being amortized over the term of the 2008 Senior Notes. The fair value was based upon the Black-Scholes option pricing model, assuming a risk-free interest rate of 3.0%, an expected term of 5.0 years, a volatility rate of 85.0% and a 0.0% dividend yield. In addition, the Company incurred $6.5 million in issuance fees.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

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

In accordance with the reclassification of the 2008 Senior Notes after the November 20, 2009 bankruptcy filing to liabilities subject to compromise, the Company recorded write-offs related to the remaining unamortized portion of the discount attributable to the Warrants and deferred debt financing costs in order to record the 2008 Senior Notes at the expected amount of the allowed claims. On November 20, 2009, the aggregate amount of the write-off related to the remaining unamortized portion of the discount attributable to the Warrants totaled $21.4 million, while the write-off related to the remaining unamortized portion of the deferred debt financing costs totaled $4.9 million. Both the write-off related to the remaining unamortized portion of the debt discount attributable to the Warrants and the write-off related to the deferred debt financing costs were recorded as reorganization items during the year ended December 31, 2009. For the years ended December 31, 2010, 2009 and 2008, the total amount recorded to interest expense related to the 2008 Senior Notes, including accretion of the debt discount attributable to the Warrants and amortization of the debt issuance costs, was $13.1 million, $27.7 million and $10.2 million, respectively.

During the third quarter of 2008, the Company failed to timely file its annual and quarterly reports. Pursuant to a Registration Rights Agreement (the “RRA”) with the Warrant holders, the Company notified the Warrant holders that it was indefinitely suspending its registration statement on Form S-3. Under the RRA, monetary penalties accrued and were payable to the Warrant holders for failure to maintain an effective registration statement, subject to certain terms and conditions more specifically set forth therein. The Company incurred penalties under the RRA beginning in the fourth quarter of 2008 through the date of the Company’s filing for Chapter 11 bankruptcy protection on November 20, 2009. Through November 20, 2009, the Company had accrued the maximum penalty due under the RRA of $3.8 million. However, as a result of the Company’s filing for Chapter 11 bankruptcy protection on November 20, 2009, the Company reversed the existing balance of the Warrant penalty accrual as part of its reclassification of the 2008 Senior Notes as liabilities subject to compromise.

Pursuant to the Final Chapter 11 Plan, on July 23, 2010 upon emergence from bankruptcy, $74.9 million of the 2008 Senior Notes were repaid in cash, $28.1 million were exchanged for approximately 5.2 million common shares, and the remaining $107.0 million were cancelled and replaced by the New Notes. In addition, the Company paid $21.7 million of accrued interest on the Effective Date, of which $6.0 million had been classified as a liability subject to compromise as of December 31, 2009 and $15.7 million had accrued from November 20, 2009 to July 23, 2010.

Fair Value of Debt

The Company emerged from bankruptcy with $107.0 million of 12.25% Senior Secured PIK Election Notes, which mature on July 23, 2014 (the “New Notes”). Since the date the New Notes were issued, trading activity with respect to New Notes has been limited. As of December 31, 2010, the estimated fair value of the Company’s New Notes approximated $113.4 million. This fair value estimate represents the value at which the Company estimates the lenders could trade the debt within the financial markets, and does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the New Notes will continue to fluctuate each period and these fluctuations may have little to no correlation to the Company’s outstanding debt

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

balances. The Company estimated the fair value of the New Notes based on quoted market prices for comparable issues. Fair value estimates are made at a specific point in time based on relevant market information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

No public trades occurred in the 2008 Senior Notes during the year-ended December 31, 2009. The Company engaged in ongoing negotiations regarding the value of the 2008 Senior Notes and an appropriate restructuring plan throughout this time period with the lender group and others. Thus, although the actual value of the 2008 Senior Notes may have varied materially if trading had taken place, the Company estimates that the fair value of the 2008 Senior Notes as of December 31, 2009 was its associated par value.

9. Stockholders’ Equity

Stock Split

On December 29, 2010, the Company effected a one-for-three reverse stock split. All share data and per share amounts have been retroactively adjusted for the reverse stock split in the accompanying consolidated financial statements and notes thereto for all periods presented.

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

Warrants

As discussed in Note 8, in August 2008 the Company issued Warrants which were later net exercised in October 2008 for an aggregate of 1,952,832 common shares.

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

The amended and restated shareholder rights plan created a right (which was only to be triggered if a person or a control group acquired 20% or more of the Company’s issued and outstanding publicly traded common shares) for each shareholder, other than the acquiring person or its associates or affiliates, to acquire additional

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

common shares of the Company at one-half of the then market price at the time of exercise. The net effect of an exercise was to dilute the prospective acquirer’s share position, and inhibit a change of control event unless the Rights Plan was withdrawn or the buyer made a bid that was permitted by the terms of the plan.

The Rights Plan was intended to give the Company’s Board of Directors more time and control over any sale process and increase the likelihood of maximizing shareholder value. The Rights Plan was cancelled in connection with the Company’s emergence from the Chapter 11 proceedings.

Stock Repurchase Plan

In December 2005, the Company’s Board of Directors authorized a stock repurchase program providing for the repurchase of up to $15.0 million in shares of the Company’s common shares. In February 2008, the Company’s Board of Directors authorized an increase in the stock repurchase program up to a total of $40.0 million. The Company repurchased and retired 257,489 shares, 272,277 shares, and 127,100 shares in 2008, 2007, and 2006, respectively, at an aggregate cost of $6.4 million, $7.8 million, and $3.8 million, respectively. The program was suspended in May 2008 as a result of the Company’s decision to acquire Excel. In connection with the Chapter 11 Cases, the stock repurchase program was cancelled. Accordingly, no amounts remain available for future Company purchases under this program.

10. Share-Based Compensation

Equity Compensation Plans

As of December 31, 2010, the Company has one active equity compensation plan under which it may grant stock-based compensation awards to employees, consultants and directors. The Company has other plans under which there are awards outstanding, but under which no further awards may be made as such plans were cancelled upon the Company’s emergence from bankruptcy on July 23, 2010.

2010 Incentive Award Plan

On November 23, 2010, the Company’s shareholders approved the Company’s 2010 Incentive Award Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan had previously been approved and adopted by the Company’s Board of Directors on October 13, 2010, subject to the approval of the Company’s shareholders. Pursuant to the Final Chapter 11 Plan, the Company’s previous equity incentive plans were cancelled upon the Company’s emergence from bankruptcy on July 23, 2010. The Final Chapter 11 Plan required the Company to establish and implement a new management incentive plan under which shares in an amount not to exceed 8% of the fully-diluted common stock will be reserved for issuance thereunder. The maximum number of shares which can be issued pursuant to the 2010 Incentive Plan is 2,898,613, subject to adjustment as set forth in the 2010 Incentive Plan. The 2010 Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock, deferred stock units, dividend equivalents, performance awards and stock payments (collectively referred to as “Awards”) to employees, consultants and directors. The 2010 Incentive Plan provides for specific limits on the number of shares that may be subject to different types of Awards and the amount of cash that can be paid with respect to different types of Awards. The 2010 Incentive Plan will expire and no further Awards may be granted after October 13, 2020, the tenth anniversary of its approval by the Company’s Board of Directors. During the year-ended December 31, 2010, the Company granted 333,334 time-based restricted stock units under the 2010 Incentive Plan. As of December 31, 2010, there are 2,565,279 shares available for future issuance under the 2010 Incentive Plan.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

Restricted stock units represent the right to receive common shares or the fair market value of such shares in cash at a specified date in the future, subject to forfeiture of such right. The purchase price for restricted stock units will be determined by the administrator of the plan on an award-by-award basis. Deferred stock units entitle the recipient thereof to receive one share of common stock on the date such deferred stock unit becomes vested and other conditions are removed or expire, if applicable or upon a specified settlement date thereafter. Deferred stock units are typically awarded without payment of consideration. Generally, options and stock appreciation rights granted will have an exercise price of not less than 100% of the fair market value of the Company’s common stock on the date granted and will have a contractual term of not more than ten years from the date granted. Additionally, options can be exercisable in whole or in part, with the exception of fractional shares, and potentially subject to a minimum number of shares. The option exercise price may be paid in cash, by check, shares of common stock which have been held by the option broker, through a broker-assisted cashless exercise, a loan or such other methods as the administrator of the plan may accept from time to time. The administrator of the plan may substitute stock appreciation rights for options granted under the 2010 Incentive Plan at any time prior to or upon exercise of options.

Shares subject to Awards that have expired, been forfeited or settled in cash, or repurchased by the Company by reason of a forfeiture provision may be added back to the 2010 Incentive Plan and may be granted as new Awards. Shares that are used to pay the exercise price for an option, shares withheld to pay taxes, shares subject to a stock appreciation right that are not issued in connection with the stock settlement of the stock appreciation right on exercise thereof, and shares purchased on the open market with the cash proceeds from the exercise of options will be cancelled and will not be added back to the number of shares available for grant under the 2010 Incentive Plan. Shares issued to satisfy awards under the 2010 Incentive Plan may be previously authorized but unissued shares or shares bought on the open market or otherwise.

The table below summarizes activity relating to restricted stock units issued and outstanding under the 2010 Incentive Plan during the year-ended December 31, 2010:

	Restricted Stock Units (In thousands)	Market Price Per Share	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period in Years	Aggregate Intrinsic Value(1) (In thousands)
Unvested at December 31, 2009	—	$—	$—
Granted	333	9.87	9.87
Vested	—	—	—
Forfeited	—	—	—

Unvested at December 31, 2010	333	$9.87	$9.87	1.97 years	$3,527

Exercisable at December 31, 2010	—	—	—	—	—

Expected to vest as of December 31, 2010	333	$9.87	$9.87	1.97 years	$3,527

(1)	The aggregate intrinsic value is calculated based on the fair value per share of the Company’s common stock on December 31, 2010 of $10.58 due to the fact that the restricted stock units carry a $0 purchase price.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

2006 Equity Incentive Plan

On May 15, 2006, shareholders of the Company approved the 2006 Equity Incentive Plan which provided for the sale or grant of various awards of, or the value of, the Company’s common shares including stock options, stock appreciation rights, restricted stock and performance shares and units, performance-based awards, and stock grants, to officers, directors, employees and certain consultants to the Company. From 2006 through the date of plan cancellation, the Company had issued only restricted stock in the form of time and performance-based grants to senior executives, key employees and directors under this plan. It is the Company’s policy to issue new shares for awards issued pursuant to the 2006 Equity Incentive Plan. The maximum number of shares which could have been issued pursuant to the 2006 Equity Incentive Plan was 3,135,333 shares, including a 833,333 share increase as approved by the Company’s shareholders at the May 2008 annual meeting, and subject to adjustment in the event of certain corporate events and reduced by the number of shares already issued pursuant to awards under the Company’s 1992 and 1995 Equity Incentive Plans. The plan had a ten-year term. All unvested restricted stock awards and unexercised options to purchase shares of common stock related to the Company’s 2006 Equity Incentive Plan that were outstanding on the date of the Company’s emergence from bankruptcy were assumed by the reorganized Company upon emergence, other than those held by the Company’s directors who did not continue as members of the reorganized Company’s Board of Directors following emergence. Such assumed restricted stock awards and options will be honored by the Company as if they had originally been granted for the issuance of the Company’s post-emergence common shares. The Company’s 2006 Equity Incentive Plan was cancelled upon the Company’s emergence from bankruptcy. Accordingly, no shares remain available for future issuance under this plan.

The table below summarizes activity relating to restricted stock awards issued and outstanding under the 2006 Equity Incentive Plan during the year-ended December 31, 2010:

	Restricted Stock Awards (In thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2009	254	$15.20
Granted	12	$6.90
Vested	(146)	$23.11
Forfeited	(89)	$4.03

Nonvested restricted stock at December 31, 2010	31	$6.80

The weighted-average grant date fair value per share of the restricted stock awards granted in 2010, 2009 and 2008 was $6.90, $1.83 and $23.73, respectively. The total fair value of restricted stock awards that vested in 2010, 2009 and 2008, based on the market price of the underlying stock on the day of vesting, was $1.0 million, $0.2 million and $2.3 million, respectively.

Other Incentive Compensation Plans

Prior to the Company’s emergence from bankruptcy, the Company had several stock option plans with outstanding grants that pre-dated the 2006 Equity Incentive Plan. In 2005, the unvested options were accelerated. No new options were to be granted under pre-2006 equity plans. All unexercised options to purchase shares of common stock related to the Company’s pre-2006 equity plans that were outstanding on the date of the Company’s emergence from bankruptcy were assumed by the reorganized Company upon emergence, other than those held by the Company’s directors who did not continue as members of the reorganized Company’s Board of

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

Directors following emergence. Such assumed options will be honored by the Company as if they had originally been granted for the issuance of the Company’s post-emergence common shares. All of the Company’s pre-2006 equity plans were cancelled upon the Company’s emergence from bankruptcy. Accordingly, no shares remain available for future issuance under these plans.

The table below summarizes activity relating to options outstanding under the pre-2006 equity plans during the year ended December 31, 2010:

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2009	88	$29.47	1.24 years	$—
Granted	—	—
Exercised	—	—
Forfeited and expired	(81)	$29.65

Outstanding at December 31, 2010	7	$27.32	0.48 years	$—

Exercisable at December 31, 2010	7	$27.32	0.48 years	$—

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of common shares for the options that were in-the-money at December 31, 2010. There were no in-the-money shares at December 31, 2010.

No options were exercised during the years ended December 31, 2010 or 2009. The intrinsic value of options exercised during the year ended December 31, 2008 was less than $0.1 million.

The following summarizes outstanding and exercisable options as of December 31, 2010:

Exercise Prices	Number of Shares (In thousands)	Weighted Average Remaining Term (In years)	Weighted Average Exercise Price
$26.49	3	0.85	$26.49
$28.08	4	0.14	$28.08

	7	0.48	$27.32

Other Issuances

On September 2, 2010, the Company granted 83,337 deferred stock units to the members of its Board of Directors at a weighted average grant date fair value of $6.66 per share. The deferred stock units were issued pursuant to standalone award agreements that are independent of an equity incentive plan. Each deferred stock unit represents the right to receive one common share of the Company on the date of termination of the holder’s service with the Company’s Board of Directors. The deferred stock units were fully vested and nonforfeitable on the date of grant. Accordingly, the associated compensation expense was recognized in full on the date of grant. The Company recognized approximately $0.6 million of compensation expense related to the deferred stock units during the year-ended December 31, 2010 based on the grant date fair value of $6.66 per share. The grant date

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

fair value was determined based on the closing market price of the Company’s common stock on the date of grant. The expense associated with the Company’s deferred stock units is reported within selling, general and administrative expense in the accompanying consolidated statement of operations for the year-ended December 31, 2010.

Share-Based Compensation Expense

The Company recognized share-based compensation expense totaling $1.9 million, $2.1 million and $2.8 million during the years ended December 31, 2010, 2009 and 2008, respectively. Stock compensation expense is primarily included in selling, general, and administrative expense in the Company’s consolidated statements of operations and as an increase to additional paid-in capital on the Company’s consolidated balance sheets. As the awards granted during 2010, 2009 and 2008 are issuable to the holder, subject to vesting provisions, with no consideration payable by the holder, the grant date fair value per share is based on the quoted price of the Company’s common stock on the date of the grant and is generally the basis for which compensation expense is recognized. For awards that vest based solely on service conditions, the Company recognizes compensation expense on a straight-line basis over the requisite service period, which is generally from the grant of the awards through the end of the vesting period. For awards with vesting that is contingent upon the achievement of performance conditions, the Company recognizes compensation expense on a straight-line basis over the requisite service period, which is generally from the grant of the awards through the end of the vesting period, for each separately vesting tranche of the award. The Company reduces the compensation expense by an estimated forfeiture rate which is based on actual experience. The Company assesses the likelihood that performance-based shares will be earned based on the probability of meeting the performance criteria. For those performance-based awards that are deemed probable of achievement, expense is recorded, and for those awards that are deemed not probable of achievement, no expense is recorded. The Company assesses the probability of achievement each quarter.

Restricted stock awards and restricted stock units have generally been issued with a three-year vesting period. The deferred stock units granted in 2010 pursuant to standalone award agreements were fully vested and nonforfeitable on the date of grant. Accordingly, the associated compensation expense of approximately $0.6 million, based on the grant date value of $6.66 per share, was recognized in full on the date of grant in 2010. Additionally, during 2010, the Company recognized approximately $0.4 million of compensation expense upon the acceleration of vesting of all outstanding but unvested restricted stock awards that had been previously granted to the Company’s former Chief Executive Officer as of the effective date of termination on May 25, 2010. Approximately $0.2 million of the compensation expense recognized during the years ended December 31, 2010 and 2009 relates to awards granted under the 2006 Equity Incentive Plan that were accounted for as share-based liabilities under ASC 718 until settled, forfeited or reclassified. The share-based liabilities related to the Company’s obligations arising from its commitment to issue shares of restricted stock and common stock to the members of its pre-emergence Board of Directors as compensation for their services provided as members of the Company’s Board of Directors. In connection with the Company’s emergence from bankruptcy, such obligations were either settled through the issuance of common shares, forfeited due to the termination of service or reclassified to additional paid-in capital. Accordingly, no share-based liability remains as of December 31, 2010. The associated liability is reported within other accrued expenses in the accompanying consolidated balance sheet as of December 31, 2009. The expense associated with the Company’s share-based liabilities is reported within selling, general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009. No awards were accounted for as share-based liabilities during the year-ended December 31, 2008.

As of December 31, 2010, the Company’s outstanding equity awards for which compensation expense will be recognized in the future consist of time-based restricted stock units granted under the 2010 Incentive Plan and

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

time-based restricted stock awards granted under the 2006 Equity Incentive Plan. The Company expects to record aggregate compensation expense of $3.4 million, including an estimate of forfeitures, subsequent to December 31, 2010, over a weighted average period of 1.92 years, for all outstanding equity awards.

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

The net periodic pension cost (benefit) for the U.K. Plan includes the following components:

	2010	2009	2008
	(In thousands)
Components of the net periodic pension cost (benefit):
Service cost	$—	$—	$—
Interest cost	1,447	1,334	1,609
Expected return on plan assets	(1,467)	(1,310)	(1,814)
Amortization of the unrecognized transition obligation (asset)	—	—	—
Amortization of prior service cost (credit)	—	—	—
Amortization of (gain) loss	204	146	90

Net periodic pension cost (benefit)	$184	$170	$(115)

The actuarial assumptions used to compute the net periodic pension cost (benefit) for the U.K. Plan were as follows:

	2010	2009	2008
Weighted-average discount rate	5.8%	6.0%	5.8%
Weighted-average rate of compensation increase	—	—	—
Weighted-average long-term rate of return on plan assets	6.5%	6.7%	7.3%

The actuarial assumptions used to compute the funded status for the U.K. Plan were as follows:

	2010	2009
Weighted-average discount rate	5.3%	5.8%
Weighted-average rate of compensation increase	—	—
Rate of inflation	3.2%	3.6%
Weighted-average long-term rate of return on plan assets	5.9%	6.5%

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

The discount rate used is derived from plotting a trend curve base on the yields on all AA corporate bonds at durations up to 15 years, with the iBoxx series of Corporate Bond indices as of December 31, 2010. This was then extrapolated beyond 15 years, taking into account the trend for gilts and swaps. The discount rate was then set to reflect the expected cash flows from the plan.

The inflation assumption has been derived from the difference between the yield on government fixed interest and index-linked gilts at December 31, 2010 adjusted by 0.2% to reflect possible distortions due to supply and demand and an inflation risk premium.

The overall expected rate of return on assets assumption has been derived by calculating the weighted average of the expected rate of return for each asset class. Fixed interest securities are based on current market yields, equities and alternative assets are based on an additional return of 3.25% above U.K. government securities, and cash is based on the current Bank of England base rate.

The liabilities were calculated using a rollforward method, using the membership data provided for the 2009 valuation and updated for known movements and pension increases.

The following table provides a reconciliation of benefit obligations and plan assets of the U.K. Plan (in thousands):

	2010	2009
Change in benefit obligation:
Projected benefit obligation at beginning of year	$25,947	$20,819
Service cost	—	—
Interest cost	1,447	1,334
Actuarial (gains)/losses	1,297	2,257
Benefits paid	(603)	(610)
Foreign currency exchange rate changes	(747)	2,147

Projected benefit obligation at end of year	$27,341	$25,947

Accumulated benefit obligation	$27,341	$25,947

Change in plan assets:
Fair value of plan assets at beginning of year	$22,372	$18,069
Actual return on plan assets	2,366	2,424
Employer contributions	2,212	622
Benefits paid	(603)	(610)
Foreign currency exchange rate changes	(637)	1,866

Fair value of plan assets at end of year	$25,710	$22,371

Funding status at end of year	$(1,631)	$(3,576)

Amount recognized in the financial statements consists of:
Accrued pension liability	$1,631	$3,576

Amounts included in accumulated other comprehensive income (loss) not yet recognized in periodic pension cost (benefit)	$(5,555)	$(5,523)
Amounts expected to be amortized from accumulated other comprehensive income (loss) into net periodic pension costs over the next fiscal year consists of
Net actuarial loss	$217	$209
Net transition obligation	—	—

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

The Company’s overall objective is to invest in a portfolio of diversified assets, primarily through the use of institutional collective funds, to achieve long-term growth. The strategic asset allocation uses a combination of risk controlled and index strategies in fixed income and global equities. The target allocations are approximately 50% to funds investing in global equities, approximately 30% to funds investing in global bonds, approximately 16% to alternative assets (including commodities, private equity and debt, real estate, infrastructure, hedge funds and currency funds), and approximately 4% in cash. The plan maintains enough liquidity at all times to meet the near-term benefit payments.

The following table reflects the total expected benefit payments to the U.K. Plan participants as of December 31, 2010. These payments have been estimated based on the same assumptions used to measure the Company’s benefit obligation at year end (in thousands):

2011	$560
2012	453
2013	481
2014	857
2015	826
2016-2020	5,817

Total	$8,994

In the U.K., funding valuations are conducted every three years in order to determine the future level of contributions. The Company’s latest funding valuation was completed in October 2010. Based on the results of the valuation, the Company increased its annual contributions to the U.K. Plan from approximately $0.6 million to $0.8 million for a period of 10 years and 5 months beginning September 2010, including an additional one-time lump-sum payment of approximately $1.6 million, of which $0.8 million was paid in September 2010 and $0.8 million was paid in December 2010.

Japan Defined Benefit Pension Plan

The Company maintains a tax qualified pension plan in Japan that covers the majority of the Company’s Japanese employees. The Company deposits funds in various fiduciary-type arrangements and/or purchases annuities. Benefits are based on years of service and the employee’s compensation at retirement. Employees with less than twenty years of service to the Company receive a lump sum benefit payout. Employees with twenty or more years of service to the Company receive a benefit that is guaranteed for a certain number of years. Participants may, under certain circumstances, receive a benefit upon termination of employment.

Pension and other benefit costs reflected in the accompanying consolidated statements of operations are based on a projected benefit method of valuation. Within the accompanying consolidated balance sheets, pension plan benefit liabilities are included in accrued pension liability.

The assumptions that are used to value the costs and obligations of the plan reflect the Japanese economic environment. The Company continues to fund the plan sufficient to meet current benefits as well as fund a portion of future benefits as permitted by regulatory authorities. An actuarial valuation of the plan was conducted as of December 31, 2010, 2009 and 2008.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

The net periodic pension cost (benefit) for the Japan defined benefit pension plan includes the following components:

	2010	2009	2008
	(In thousands)
Components of the net periodic pension cost (benefit):
Service cost	$194	$251	$214
Interest cost	24	32	26
Expected return on plan assets	(1)	(2)	(5)
Amortization of the unrecognized transition obligation (asset)	70	70	72
Amortization of prior service cost (credit)	—	—	—
Amortization of (gain) loss	—	—	—
Settlement (gain) loss	—	(14)	—
Curtailment (gain) loss	—	130	—

Net periodic pension cost (benefit)	$287	$467	$307

The actuarial assumptions used to compute the net periodic pension cost (benefit) for the Japan defined benefit pension plan were as follows:

	2010	2009	2008
Weighted-average discount rate	1.3%	1.6%	1.7%
Weighted-average rate of compensation increase	3.0%	3.0%	3.0%
Weighted-average long-term rate of return on plan assets	0.1%	0.3%	0.8%

The actuarial assumptions used to compute the funded status for the Japan defined benefit pension plan were as follows:

	2010	2009
Weighted-average discount rate	1.3%	1.3%
Weighted-average rate of compensation increase	3.0%	3.0%
Weighted-average long-term rate of return on plan assets	0.1%	0.3%

The estimates are based on actuarially computed best estimates of pension asset long-term rates of return and long-term rate of obligation escalation. Variances between these estimates and actual experience are amortized over the employees’ average remaining service life.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

The most recent actuarial valuation of the plan was performed as of December 31, 2010. This valuation includes the actuarial present value of the pension benefit obligation. The following table provides a reconciliation of benefit obligations and plan assets of the Japan defined benefit pension plan (in thousands):

	2010	2009
Change in benefit obligation:
Projected benefit obligation at beginning of year	$1,805	$2,112
Service cost	194	251
Interest cost	24	32
Curtailments	—	(13)
Settlements	—	(490)
Actuarial (gains)/losses	(22)	(40)
Benefits paid	(101)	—
Foreign currency exchange rate changes	242	(47)

Projected benefit obligation at end of year	$2,142	$1,805

Accumulated benefit obligation	$1,698	$1,422

Change in plan assets:
Fair value of plan assets at beginning of year	$543	$836
Actual return on plan assets	(9)	(8)
Employer contributions	216	225
Settlements	—	(490)
Benefits paid	(101)	—
Foreign currency exchange rate changes	80	(20)

Fair value of plan assets at end of year	$729	$543

Funding status at end of year	$(1,413)	$(1,262)

Amount recognized in the financial statements consists of:
Accrued pension liability	$1,413	$1,262

Amounts included in accumulated other comprehensive income (loss) not yet recognized in periodic pension cost (benefit)	$(301)	$(312)
Amounts expected to be amortized from accumulated other comprehensive income (loss) into net periodic pension costs over the next fiscal year consists of
Net actuarial gain	$—	$—
Net transition obligation	75	66

The following table reflects the total expected benefit payments to plan participants as of December 31, 2010. These payments have been estimated based on the same assumptions used to measure the Company’s benefit obligation for the Japan defined benefit pension plan at year end (in thousands):

2011	$137
2012	145
2013	153
2014	232
2015	158
2016-2020	1,147

Total	$1,972

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

The Company anticipates that contributions to the plan in 2011 will be $0.3 million. The plans investment strategy is low risk with preservation of principal as the primary objective. Plan assets are held in insurance related investments. There was no significant change in the investment strategy of this plan during 2010, 2009 or 2008.

Fair Value of Plan Assets

The following table summarizes the fair values of the Company’s U.K. pension plan assets as of December 31, 2010 by asset category (in thousands):

	U.K. Defined Benefit Pension Plan
Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Equity:
Equity securities(1)	$1,477	$—	$1,477	$—
Mutual Funds:
Balanced(2)	11,022	—	11,022	—
Growth(3)	11,144	—	11,144	—
Fixed Income:
Debt securities(4)	350	—	350	—
Cash	1,717	1,717	—	—

Total	$25,710	$1,717	$23,993	$—

(1)	This class comprises a diversified portfolio of global equities in various industries which seek long-term growth to match the long-term nature of pension fund liabilities.
(2)	This class comprises a diversified portfolio of global investments which seeks a balanced return between capital growth and fixed income and is allocated as follows: equities (44%-49%), debt (28%-29%), other assets (18%-23%) and cash (4%-5%)
(3)	This class comprises a diversified portfolio of global investments which seeks long-term capital growth and is allocated as follows: equities (56%-65%), other assets (18%-28%), debt (14%), and cash (2%-3%).
(4)	This class represents a passively managed index fund investing primarily in government or other public securities issued by the government of the U.K.

The table above presents the fair value of the U.K. Plan assets in accordance with the fair value hierarchy. Certain pension plan assets are measured using net asset value per share (or its equivalent) and are reported as a level 2 investment above due to the Company’s ability to redeem its investment either at the balance sheet date or within limited time restrictions.

The following table summarizes the fair values of the Company’s Japan defined benefit pension plan assets as of December 31, 2010 by asset category (in thousands):

	Japan Defined Benefit Pension Plan
Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Insurance contracts(1)	$729	$—	$729	$—

Total	$729	$—	$729	$—

(1)	This class represents funds invested in insurance contracts.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

The following table summarizes the fair values of the Company’s U.K. pension plan assets as of December 31, 2009 by asset category (in thousands):

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

The following table summarizes the fair values of the Company’s Japan defined benefit pension plan assets as of December 31, 2009 by asset category (in thousands):

	Japan Defined Benefit Pension Plan
Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Insurance contracts(1)	$543	$—	$543	$—

Total	$543	$—	$543	$—

(1)	This class represents funds invested in insurance contracts.

Defined Contribution Plans

The Company has defined contribution employee savings plans in the United Kingdom, the United States and Canada. In the United Kingdom the Company offers a retirement savings plan. The United States employees can make contributions to a 401(k) plan. The Company matches the contributions of participating employees on the basis of percentages specified in each plan. Company matching contributions to the plans were $1.6 million, $1.6 million and $3.0 million in 2010, 2009 and 2008, respectively.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

12. Income Taxes

The Company recorded a tax expense of $10.7 million during the 2010 fiscal year. The effective tax rate for 2010 was 106.3% of income before taxes, compared to an effective tax rate of (1.1%) of income before taxes for 2009. The Company is incorporated in Canada and therefore uses the Canadian statutory rate. The Company’s tax rate in 2010 differs from the Canadian statutory rate of 28.0% due to a $9.6 million charge for unfavorable permanent differences primarily related to non-deductible bankruptcy costs, a $0.9 million charge related to the expiration of net operating losses in Canada, and a $1.0 million increase in the Company’s liability for uncertain tax positions. The aforementioned charges were partially offset by benefits derived from a $0.2 million increase in research and development tax credits, a $0.3 million benefit related to interest income on previously filed income tax returns, a $3.8 million net decrease in valuation allowance and a $0.9 million benefit due to international tax rate differences.

	2010	2009	2008
	(In thousands)
Income (loss) from continuing operations before income taxes:
Canadian	$1,302	$2,609	$4,664
U.S.	(6,813)	(75,798)	(252,693)
Other	15,611	1,279	(3,792)

Total	$10,100	$(71,910)	$(251,821)

Details of the income tax provision (benefit) are as follows:
	2010	2009	2008
	(In thousands)
Current
Canadian	$629	$81	$388
U.S.	1,781	(2,712)	(5,518)
Other	3,192	623	837

	5,602	(2,008)	(4,293)
Deferred
Canadian	(40)	3,691	1,332
U.S.	4,946	(2,565)	(36,151)
Other	231	109	80

	5,137	1,235	(34,739)

Income tax provision (benefit)	$10,739	$(773)	$(39,032)

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

The reconciliation of the statutory Canadian income tax rate related to income from continuing operations before income taxes to the effective rate is as follows:

	2010	2009	2008
	(In thousands, except percentages)
Reconciliation of effective tax rate in the statement of operations
Expected Canadian tax rate	28.0%	31.5%	29.5%
Expected income tax provision (benefit)	$2,828	$(22,652)	$(74,287)
Permanent differences	9,606	1,288	47,004
International tax rate differences	(863)	(2,858)	(13,776)
Change in valuation allowance	(3,778)	22,480	(23)
Prior year provision to tax return differences	832	(271)	1,927
NOL expirations	877	2,653	—
Statutory tax rate change	371	(41)	98
Uncertain tax positions	972	732	1,165
Tax credits	(197)	(193)	(244)
State income tax, net	520	(1,736)	(1,647)
Withholding tax	(67)	80	388
Amended returns and prior filings	(318)	(762)	363
Other	(44)	507	—

Reported income tax provision (benefit)	$10,739	$(773)	$(39,032)

Effective tax rate (benefit)	106.3%	(1.1)%	(15.5)%

Judgment is required in determining the Company’s worldwide income tax provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate outcome is uncertain. Although the Company believes its estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in its historical income tax provisions and accruals. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which such determination is made.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items and operating loss carryforwards and credit carryforwards for financial and tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009
	(In thousands)
Deferred tax assets
Operating tax loss & IRC Section 163(j) carryforwards	$27,546	$25,818
Compensation related deductions	2,271	4,327
Tax credits	5,958	4,867
Restructuring related liabilities	2,432	3,534
Deferred revenue	128	3,164
Transaction costs	1,792	1,431
Inventory	6,172	5,662
Depreciation	439	974
Amortization	3,675	3,680
Original issue discount	—	9,087

Total deferred tax assets	50,413	62,544
Valuation allowance for deferred tax assets	(29,663)	(33,935)

Net deferred income tax assets	$20,750	$28,609

Deferred tax liabilities
Unremitted earnings	$—	$(528)
Depreciation	(3,248)	(4,282)
Amortization	(19,884)	(21,155)
Other	(320)	(77)

Total deferred tax liabilities	$(23,452)	$(26,042)
Net deferred income tax asset (liability)	$(2,702)	$(2,567)

In determining its fiscal 2010, 2009, and 2008 tax provisions, the Company calculated deferred tax assets and liabilities for each separate jurisdiction. Management then considered a number of factors, including positive and negative evidence related to the realization of its deferred tax assets to determine whether a valuation allowance should be recognized with respect to its deferred assets. The Company has recorded valuation allowances on its deferred tax assets in jurisdictions where it is more likely than not that the deferred tax assets will not be realized. The Company has considered, forecasted earnings, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies in determining the need for valuation allowances. The Company will continue to evaluate its deferred tax position on a periodic basis and will record any increase or decrease to the amount currently reflected in the period that the Company’s judgment changes.

The Company has provided valuation allowances in the amount of $29.7 million and $33.9 million at December 31, 2010 and December 31, 2009, respectively. The change in valuation allowance is due to changes in the Company’s net deferred tax asset position in numerous jurisdictions. In the United States, Canada, and the United Kingdom, the Company determined that it is more likely than not that it will not realize certain of its deferred tax assets.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

At December 31, 2010, the Company has loss carryforwards of $20.5 million (tax effected) available to reduce future years’ income for tax purposes. Of this amount, approximately $16.1 million relates to the United States and expires between 2011 and 2031, $0.2 million relates to Canada and expires starting in 2015, $2.9 million relates to the United Kingdom and can be carried forward indefinitely and the remaining $1.3 million relates to various foreign jurisdictions. At December 31, 2010, the Company had an Internal Revenue Code (“IRC”) Section 163(j) excess interest carryforward of $7.1 million (tax effected) available to reduce future years’ taxable income.

At December 31, 2010, the Company had tax credits of approximately $6.0 million available to reduce future years’ income tax. Of this amount, approximately $3.6 million relates to the United States and expires between 2016 and 2031 and $2.4 million relates to Canada of which $1.6 million expires in 2011 and 2012 and $0.8 million can be carried forward indefinitely.

Income taxes paid during 2010 and 2009 were $2.1 and $1.0 million, respectively.

Undistributed earnings of the Company’s non-Canadian subsidiaries amounted to approximately $16.0 million as of December 31, 2010. The Company has not provided any income taxes or withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business. In general, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

As of December 31, 2009, the Company’s total amount of gross unrecognized tax benefits is $5.3 million all of which would favorably affect its effective tax rate, if recognized. As of December 31, 2010, the amount of gross unrecognized tax benefits totaled approximately $5.1 million all of which would favorably affect the Company’s effective tax rate, if recognized. The Company is currently under examination in the United States for tax years from 2000 to 2008. It is reasonably possible that the U.S examination for the periods from 2000 to 2008 will be completed during the next 12 months, which would result in a decrease of approximately $0 to $4.3 million in the Company’s balance of unrecognized tax benefits as a result of a settlement. The Company believes that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to its results of operations, financial position or cash flows. Furthermore, the Company believes that it has adequately provided for all income tax uncertainties.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

The reconciliation of the total amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2007	$2,988
Additions based on tax positions related to the current year	729
Additions for tax positions of prior years	583
Excel acquisition	356
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2008	4,656
Additions based on tax positions related to the current year	677
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2009	5,333
Additions based on tax positions related to the current year	241
Additions for tax positions of prior years	(36)
Reductions for tax positions of prior years	(450)
Settlements	—

Balance at December 31, 2010	$5,088

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010 and 2009, the Company had approximately $1.6 million and $0.8 million, respectively, of accrued interest and penalties related to uncertain tax positions. During the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately $0.8 million, $0.2 million and $0.3 million, respectively, of interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal, states, and foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state or local, or foreign income tax examinations by tax authorities for the years before 2000. Currently, the Company is under examination in the United States for tax years 2000 through 2008. The Company’s income tax returns may be reviewed in the following countries for the following periods under the appropriate statute of limitations: United States (2009-present), Canada (2004-present), United Kingdom (2007-present), China (2007-present), Japan (2005-present) and Germany (2007-present).

13. Restructuring, Restatement Related Costs and Other

The following table summarizes restructuring, restatement related costs and other expense in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
United Kingdom restructuring	$(70)	$710	$3,628
Germany restructuring	460	1,520	187
Novi restructuring	—	—	1,390
Bedford restructuring	1	11	3,338

Restructuring charges	391	2,241	8,543
Restatement related costs and other charges	2,201	14,050	1,942

Total restructuring, restatement related costs and other charges	$2,592	$16,291	$10,485

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

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

United Kingdom Restructuring

On February 29, 2008 and June 27, 2008, the Company executed agreements to sell assets related to its otherwise discontinued Impact product line, and certain assets related to its Laser Mark and Excimer Laser product lines within the Precision Technology segment. The majority of the assets sold in the transaction represent inventory that had already been written off and were included as part of the restructuring charges recorded in 2007. Payments received on asset sales that are due beyond one year are recorded as restructuring benefits when they are received. Accordingly, the sales resulted in a restructuring benefit of $0.1 million for the year-ended December 31, 2010 and the year ended December 31, 2009, and $0.3 million for the year ended December 31, 2008. All of the assets have been sold as of December 31, 2010.

In December 2008, the Company announced the transfer of all volume related manufacturing from its Rugby, U.K. facility within the Precision Technology segment, to the Company’s facilities in China and the then-newly acquired Excel manufacturing sites. These activities have been completed in 2009, at a total cost of $4.7 million, which is comprised of non-cash land and building impairment charges of $3.6 million, employee severance costs of $1.0 million and facility related charges of $0.1 million. In December 2008, the Company recorded $3.9 million of this total to restructuring expense. It was comprised of $3.6 million of non-cash land and building impairment charges and $0.3 million of employee severance costs. In addition to the amount recorded to restructuring, restatement related costs and other expense, the Company recorded a charge of $0.6 million for inventory write-offs against cost of goods sold in 2008. During the year-ended December 31, 2009, the Company recorded the remaining $0.8 million in restructuring costs related to this restructuring plan. It was comprised of $0.7 million of employee severance costs and $0.1 million for manufacturing transition costs. No restructuring costs were recorded during the year ended December 31, 2010, as the activities were completed in 2009.

Germany Restructuring

As a result of restructuring programs undertaken in 2000 through 2004, and the subsequent sublease of the Company’s Munich, Germany facility within the Precision Technology segment in May 2007 through the end of

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

its lease term, the Company carried a $2.1 million accrual for the cost of this lease as of December 31, 2009. As noted above, the Company regularly reviews its assumptions with respect to excess space, including contractual lease payments and expected proceeds from the sublessor. Following this review, the Company recorded adjustments to the restructuring accrual in each of 2009 and 2008. During the year-ended December 31, 2009, the Company determined that it would no longer recover sublease payments from the existing subtenant. Accordingly, the previous estimate of future sublease payments was revised. As a result, the Company recorded an additional restructuring charge of $1.3 million during the year-ended December 31, 2009 related to the revised sublease assumptions. During the year ended December 31, 2010, the Company revised its assumptions with respect to its estimate of future potential sublease proceeds. As a result, the Company recorded an additional restructuring charge of $0.4 million. In addition, as a result of changes in the present value of the net cash flows from expected sublease income and lease expenses, the Company recorded an additional restructuring expense of $0.1 million. As of December 31, 2010, cumulative expense related to this restructuring plan is $4.6 million. The remaining accrual of $1.4 million will be paid ratably over the remaining term of the lease, which expires in January 2013.

On July 23, 2009, the Company initiated certain restructuring activities to consolidate its German sales and distribution operations for the Precision Technology segment located in Munich, Germany with those of Excel Technology Europe, located in Darmstadt, Germany. The Company’s lease obligations related to the facility in Darmstadt, Germany were acquired in connection with the Company’s acquisition of Excel in August 2008. These consolidation activities have been completed in 2009, at a total cost of $0.2 million, which is comprised entirely of facility related charges including a lease termination fee, required remaining lease payments and move related costs. Of the total restructuring charge of $0.2 million incurred during the year ended December 31, 2009, $0.1 million was paid prior to December 31, 2009. The remaining $0.1 million was paid during the year ended December 31, 2010.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

Restatement Related Costs and Other Charges

During the years ended December 31, 2010, 2009 and 2008, the Company incurred costs related to third parties, including auditors, attorneys, forensic accountants, and other advisors, for services performed in connection with the restatement of the Company’s previously issued financial statements as reported in its Annual Report on Form 10-K for the year ended December 31, 2008 and its Quarterly Report on Form 10-Q for the quarter ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal FCPA investigation. These costs are charged to expense as incurred and are included in the Company’s restructuring, restatement related costs and other charges for the respective periods in the accompanying consolidated statements of operations. The costs incurred were $2.2 million, $14.1 million and $1.9 million in 2010, 2009 and 2008, respectively.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activity related to the Company’s restructuring charges recorded on the accompanying consolidated balance sheets (in thousands):

Balance at December 31, 2007	$1,342
Restructuring charges (benefits), net	8,543
Cash payments	(3,803)
Non-cash write-offs or other adjustments	(3,563)

Balance at December 31, 2008	2,519
Restructuring charges (benefits), net	2,241
Cash payments	(2,677)
Non-cash write-offs or other adjustments	367

Balance at December 31, 2009	2,450
Restructuring charges (benefits), net	391
Cash payments	(906)
Non-cash write-offs or other adjustments	(369)

Balance at December 31, 2010	$1,566

As of December 31, 2010 and 2009, $0.8 million and $1.3 million, respectively, of accrued restructuring charges were included in long-term liabilities classified as accrued restructuring, net of current portion in the accompanying consolidated balance sheets. The current portion of accrued restructuring charges is included in other accrued expenses. See Note 7 to Consolidated Financial Statements.

14. Commitments and Contingencies

Operating Leases

The Company leases certain equipment and facilities under operating lease agreements. Most of these lease agreements expire between 2011 and 2019. In the United Kingdom, where longer lease terms are more common, the Company has land leases that extend through 2078. Under the terms of the facility leases, the Company is responsible to pay real estate taxes and other operating costs. In connection with its acquisition of Excel in 2008, the Company assumed fourteen new facility leases used in manufacturing, research and development, sales and administration. The rent on certain leases is subject to escalation clauses in future years.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

In 2007, the Company signed a 12-year lease for a 147,000 square foot facility in Bedford, Massachusetts. The terms of the lease provide the Company with two renewal options for periods of five years each. The Company consolidated its Natick, Massachusetts; Billerica, Massachusetts and Wilmington, Massachusetts operations into this facility. The consolidation was completed in the second quarter of 2008. Under the terms of the lease agreement, the landlord waived the first 5.5 months rent (representing a savings of $0.7 million). This savings is being amortized as a reduction to rent expense over the life of the amended lease, and is included within deferred rent classified as other accrued expenses or other liabilities in the accompanying consolidated balance sheets based on the associated amortization period. The Company incurred $14.3 million in expenditures to fit-up and occupy the Bedford facility, of which the landlord provided $4.0 million in allowances. These expenditures were completed as of December 31, 2008. The landlord allowance has been included in the Company’s accompanying consolidated balance sheets in property, plant and equipment, and within deferred rent classified as other accrued expenses or other liabilities based on the associated amortization period. The property, plant and equipment balance is being amortized to depreciation expense ratably over the life of the amended lease, and the landlord allowance is being offset as a reduction to rent expense, ratably over the life of the amended lease.

In February 2010, the Company entered into an Amended Lease Agreement with 125 Middlesex Turnpike, LLC to reduce the remaining term of its current lease at 125 Middlesex Turnpike, Bedford, Massachusetts from approximately 10 years to 3 years from the new effective date of May 27, 2010. The rental payment will continue at $0.1 million per month. In the aggregate, the modification reduced the Company’s obligations under the current lease by approximately $10.8 million, of which $0.9 million relates to 2013, $1.6 million relates to 2014 and $8.3 million relates to periods thereafter. Accordingly, the Company’s remaining associated deferred rent and property, plant and equipment balances are being amortized over the adjusted lease term beginning on the effective date of the modification.

For the years ended December 31, 2010, 2009 and 2008 lease expense was $3.8 million, $5.2 million and $5.4 million, respectively. Future minimum lease payments under operating leases expiring subsequent to December 31, 2010, including both continuing operating facilities and facilities accounted for within the Company’s restructuring liability, are as follows (in thousands):

2011	$5,306
2012	4,699
2013	2,643
2014	1,241
2015	856
Thereafter	6,467

Total minimum lease payments	$21,212

The Company has a sublease agreement on its Novi, Michigan facility and expects that it will receive aggregate proceeds of $0.1 million from 2011 to 2012 in connection with this agreement. The payments presented in the table above do not include assumptions relative to the receipt of sublease payments.

Purchase Commitments

As of December 31, 2010, the Company had purchase commitments for inventory and services of $45.3 million. These purchase commitments are expected to be incurred as follows: $41.1 million in 2011, $3.2 million in 2012, $0.9 million in 2013 and $0.1 million in 2014.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

Line of Credit

As of December 31, 2010 and 2009, the Company had an outstanding line of credit to secure standby letters of credit that were issued for certain facility operating leases, customer prepayments, warranty obligations, customs duties and bid bonds. The total amount available under the line of credit is approximately 500,000€, of which 429,869€ and 225,590€ was available at December 31, 2010 and 2009, respectively.

Legal Proceedings

On December 12, 2008, in connection with the delayed filing of its results for the quarter ended September 26, 2008, and the announcement of a review of revenue transactions, a putative shareholder class action alleging federal securities violations was filed in the United States District Court for the District of Massachusetts (“U.S. District Court”) against us, a former officer and a then-current officer and director. The complaint alleged that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and sought recovery of damages in an unspecified amount. In May 2010, the parties reached an agreement in principle to settle the litigation. The settlement covered purchasers of the common stock of the Company between February 27, 2007 and June 30, 2009. On February 22, 2011, the U.S. District Court entered an order granting final approval of the settlement in the putative shareholder class action. The Company’s contribution to the settlement amount was limited to the Company’s self-insured retention under its directors and officers liability insurance policy.

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

Chapter 11 Cases

On November 20, 2009, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for Delaware. On May 27, 2010, the Bankruptcy Court entered an order confirming and approving the Final Chapter 11 Plan for the Debtors and the Plan Documents (as defined in the Final Chapter 11 Plan). On July 23, 2010, the Debtors consummated their reorganization through a series of transactions contemplated by the Final Chapter 11 Plan, and the Final Chapter 11 Plan became effective pursuant to its terms. Certain claims under the Final Chapter 11 Plan remain subject to final resolution, including claims filed by the Internal Revenue Service (“IRS”) and the SEC.

On April 8, 2010, the IRS filed amended proofs of claim aggregating approximately $7.7 million with the Bankruptcy Court. To date, the IRS has been unable to provide the Company with information supporting its claim. On July 13, 2010, the Company filed a complaint, GSI Group Corporation v. United States of America, in Bankruptcy Court to recover refunds totaling approximately $18.8 million in federal income taxes the Company overpaid to the IRS relating to tax years 2000 through 2008, together with applicable interest. The complaint includes an objection to the IRS’ proofs of claim which the Company believes are not allowable claims and should be expunged in their entirety.

On May 13, 2010, the SEC filed a proof of claim in an indeterminate amount for penalties, disgorgement, and prejudgment interest arising from possible violations of the federal securities laws. As noted below, the SEC has been conducting a formal investigation into certain pre-bankruptcy transactions and practices involving the Company and sent a “Wells Notice” to the Company on September 16, 2010. Based on its investigation, the SEC

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

indicated in its proof of claim that it may file a civil action against the Company in an appropriate forum. The Company is unable to predict the outcome of this matter but, as noted below, the Company is cooperating fully with the SEC’s investigation.

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

SEC Investigation

On May 14, 2009, the SEC notified the Company that it was conducting a formal investigation relating to its historical accounting practices and the restatement of its historical consolidated financial statements. On September 16, 2010, the Company received a “Wells Notice” from the SEC, stating that the Staff is considering recommending that the Commission institute a civil injunctive action or administrative proceeding against the Company, alleging that the Company violated various provisions of the Securities Act and the Securities Exchange Act. In connection with the contemplated action, the SEC may seek a permanent injunction or cease-and-desist order, disgorgement, prejudgment interest and the imposition of a civil penalty. The Company continues to cooperate fully with the SEC’s investigation and is currently in settlement discussions with the SEC.

Issuance of Unregistered Securities

Between March 2007 and March 2010, the Company inadvertently issued unregistered shares of common stock under its 2006 Equity Incentive Plan as a result of its inadvertent failure to file with the SEC a registration statement on Form S-8. The 2006 Equity Incentive Plan was approved by the Company’s shareholders in May 2006. During the relevant time period, the Company issued approximately 257,679 duly authorized common shares with a total fair market value at the date of issuance of approximately $3,889,796 to fifty-two employees and directors under its 2006 Equity Incentive Plan. As a result, the Company may be subject to civil litigation, enforcement proceedings, fines, sanctions and/or penalties. The Company’s common shares, including those issued under the 2006 Equity Incentive Plan, were exchanged for new common shares in connection with the Company’s emergence from bankruptcy pursuant to the exemption from registration under §1145 of the Bankruptcy Code and are now freely tradable by holders who are not deemed to be underwriters.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

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

There was no concentration of credit risk related to the Company’s position in trade accounts receivable as of either December 31, 2010 or December 31, 2009. No individual customer represented 10% or more of the Company’s outstanding accounts receivable at December 31, 2010 and 2009. Credit risk with respect to trade accounts receivables is generally minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion.

The Company acquired certain auction rate securities in connection with its purchase of Excel. In current markets, the fair value of these auction rate securities is not able to be ascertained by observable inputs. See Note 3 to Consolidated Financial Statements for further discussion. As of December 31, 2010, the Company had liquidated all of its previously held auction rate securities.

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

Reportable Segments

The Company identifies its reportable segments based on its operating and reporting structure. As a result of the Company’s acquisition of Excel in 2008, it reassessed its segment reporting based on the operating and reporting structure of the combined company. In 2008, the Company concluded that the acquisition of Excel

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

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

Reportable Segment Financial Information

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Sales
Precision Technology	$128,220	$79,456	$138,684
Semiconductor Systems	81,283	49,669	88,342
Excel	183,384	129,964	63,736
Intersegment sales elimination	(9,371)	(4,701)	(2,294)

Total	$383,516	$254,388	$288,468

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Gross Profit
Precision Technology	$59,140	$31,267	$45,015
Semiconductor Systems	31,790	16,157	28,463
Excel	80,135	53,041	24,764
Intersegment gross profit elimination	(4,664)	(1,919)	(624)

Total	$166,401	$98,546	$97,618

The Company reports operating expenses and assets on a consolidated basis to the chief operating decision maker.

Geographic Segment Information

The Company attributes sales to geographic areas on the basis of the customer location where products are shipped. Sales to these customers are as follows (in thousands):

	Year Ended December 31,
	2010		2009		2008
	Sales	% of Total	Sales	% of Total	Sales	% of Total
United States	$130,622	34.1%	$80,299	31.6%	$88,533	30.7%
Asia-Pacific	120,545	31.4	80,028	31.4	62,008	21.5
Japan	46,099	12.0	30,525	12.0	73,646	25.5
Europe	83,960	21.9	61,606	24.2	59,653	20.7
Latin and South America, other	2,290	0.6	1,930	0.8	4,628	1.6

Total	$383,516	100.0%	$254,388	100.0%	$288,468	100.0%

Long-lived assets consist of property, plant and equipment and are attributed to the geographic areas in which the Company’s assets are located. A summary of these long-lived assets is as follows (in thousands):

	As of December 31,
	2010	2009
United States	$37,270	$41,152
Europe	4,561	4,661
Japan	272	270
Asia-Pacific, other	3,299	3,419

Total	$45,402	$49,502

Significant Customers

During the year ended December 31, 2010, one customer, Samsung, accounted for approximately 11% of the Company’s sales. Samsung is a customer within the Semiconductor Systems segment. During the year ended December 31, 2009, one customer, Powerchip Technology Corporation and certain related parties, accounted for approximately 10% of the Company’s sales. Powerchip Technology Corporation and certain related parties is a

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

customer within the Semiconductor Systems segment. There was no individual customer in 2008 that accounted for 10% or more of the Company’s sales. At December 31, 2010 and 2009, no individual customer accounted for 10% or more of the Company’s accounts receivable balance.

16. Related Party Transactions

Richard B. Black, the Chairman of the Company prior to the Company’s emergence from Chapter 11 bankruptcy protection, is also the President and Chief Executive Officer of ECRM, Inc., a manufacturer of laser-based systems used by the printing and publishing industry and a customer of the Company. Byron O. Pond, a member of the Company’s Board of Directors, is also on the Board of Directors of ECRM, Inc. and is a shareholder in ECRM, Inc. All sales to ECRM, Inc. were made pursuant to the Company’s standard contract terms and conditions. The transactions with ECRM, Inc. during the year ended December 31, 2010 were on terms and conditions that were consistent with similar transactions consummated in previous periods and reviewed by the Nominating and Corporate Governance Committee of the Company’s Board of Directors. The Nominating and Corporate Governance Committee determined that transactions between the Company and ECRM, Inc. were on terms no more favorable than similar transactions with other customers.

K. Peter Heiland, a member of the Company’s Board of Directors since July 23, 2010, is the owner and manager of JEC II Associates, LLC, a privately held investment company and a significant shareholder of the Company, and is the founder and President of Integrated Dynamics Engineering Gmbh (“IDE”). IDE is a developer and manufacturer of vibration control products, magnetic field compensation systems, acoustic enclosures and robotics. During the year ended December 31, 2010, the Company’s Semiconductor Systems segment purchased subassemblies from IDE on terms no more favorable than similar transactions with other of the Company’s suppliers.

Michael Katzenstein, Chief Restructuring Officer of the Company since December 14, 2010 and from May 14, 2010 through July 23, 2010, and principal executive officer and member of the Company’s Board of Directors from July 23, 2010 through December 14, 2010, is employed by FTI Consulting, Inc. (“FTI”). The Company engaged FTI in May 2010 to provide for the services of Mr. Katzenstein and certain other temporary employees and management services to support Mr. Katzenstein in his role. Mr. Katzenstein reports directly to the Board of Directors. The Company has a separate arrangement with another segment of FTI, which commenced in November 2009, to provide certain accounting and financial reporting services. This segment of FTI reports directly to the Board of Directors. As a result of these arrangements, the Company incurred fees owed to FTI for services rendered during the year-ended December 31, 2010.

The Company recorded sales to and raw material purchases from Sumitomo Heavy Industries Ltd. (“Sumitomo”), a significant shareholder. Following the Company’s emergence from bankruptcy on July 23, 2010, Sumitomo is no longer considered a related party. The transactions with Sumitomo were on terms believed to be no more or less favorable than similar transactions with other customers and suppliers.

The following table summarizes related party transactions in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2010	2009	2008
Sales to ECRM, Inc.	$216	$242	$514
Sales to Sumitomo Heavy Industries Ltd.	1,431	1,242	3,329
Purchases from Sumitomo Heavy Industries Ltd.	18	62	108
Purchases from Integrated Dynamics Engineering Gmbh	439	111	*
Services from FTI Consulting, Inc.**	7,255	*	*

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

*	Not a related party during this period.
**	For the year ending December 31, 2010, approximately $3.3 million relates to the accounting and financial reporting services and approximately $3.9 relates to the chief restructuring officer and related services.

The following table summarizes related party transactions included in the consolidated balance sheets (in thousands):

	As of December 31,
	2010	2009
Accounts receivable from ECRM, Inc.	$45	$60
Accounts receivable from Sumitomo Heavy Industries Ltd.	182	414
Accounts payable to Sumitomo Heavy Industries Ltd.	—	—
Accounts payable to Integrated Dynamics Engineering Gmbh	88	—
Accounts payable to FTI Consulting, Inc.**	1,000	*

*	Not a related party during this period.
**	As of December 31, 2010, approximately $0.9 million relates to the accounting and financial reporting services and approximately $0.1 million relates to the chief restructuring officer and related services.

On December 14, 2010, John A. Roush was appointed the Company’s Chief Executive Officer and a member of the Board of Directors. Prior thereto, Mr. Roush was a corporate officer of PerkinElmer, Inc. and its subsidiaries (collectively, “PerkinElmer”) until December 3, 2010. PerkinElmer supplies components to the Company, and the Company supplies scanners to PerkinElmer. During the year-ended December 31, 2010, the Company purchased approximately $1.5 million of components from PerkinElmer, and PerkinElmer purchased approximately $0.1 million of scanners from the Company. Accounts payable to PerkinElmer as of December 31, 2010 was approximately $0.2 million, and there was no accounts receivable from PerkinElmer as of December 31, 2010.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

17. Quarterly Financial Information (unaudited)

The Company’s interim financial statements are prepared on a quarterly basis ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31st.

	Three Months Ended
	December 31, 2010	October 1, 2010
	(in thousands, except per share data)
Sales	$91,619	$91,545
Cost of goods sold	53,256	50,601

Gross profit	38,363	40,944
Operating expenses	28,815	29,835

Income from operations	9,548	11,109
Interest income (expense) and other income (expense), net	(3,654)	(4,443)

Income from continuing operations before reorganization items and income taxes	5,894	6,666
Reorganization items	—	(5,909)

Income from continuing operations before income taxes	5,894	757
Income tax provision	7,611	665

Consolidated net income (loss)	(1,717)	92
Less: Net (income) loss attributable to noncontrolling interest	(25)	29

Net income (loss) attributable to GSI Group Inc.	$(1,742)	$121

Net income (loss) per common share:
Basic	$(0.05)	$0.00
Diluted	$(0.05)	$0.00

	Three Months Ended
	July 2, 2010	April 2, 2010
	(in thousands, except per share data)
Sales	$85,737	$114,615
Cost of goods sold	47,681	65,577

Gross profit	38,056	49,038
Operating expenses	27,109	26,733

Income from operations	10,947	22,305
Interest income (expense) and other income (expense), net	(4,747)	(4,809)

Income from continuing operations before reorganization items and income taxes	6,200	17,496
Reorganization items	(10,617)	(9,630)

Income (loss) from continuing operations before income taxes	(4,417)	7,866
Income tax provision	638	1,825

Consolidated net income (loss)	(5,055)	6,041
Less: Net income attributable to noncontrolling interest	(11)	(41)

Net income (loss) attributable to GSI Group Inc.	$(5,066)	$6,000

Net income (loss) per common share:
Basic	$(0.32)	$0.38
Diluted	$(0.32)	$0.38

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

	Three Months Ended
	December 31, 2009	October 2, 2009
	(in thousands, except per share data)
Sales	$72,509	$55,067
Cost of goods sold	44,314	32,768

Gross profit	28,195	22,299
Operating expenses	29,401	28,382

Loss from operations	(1,206)	(6,083)
Interest income (expense) and other income (expense), net	(5,313)	(7,573)

Loss from continuing operations before reorganization items and income taxes	(6,519)	(13,656)
Reorganization items	(23,606)	—

Loss from continuing operations before income taxes	(30,125)	(13,656)
Income tax provision (benefit)	1,622	(739)

Consolidated net loss	(31,747)	(12,917)
Less: Net income attributable to noncontrolling interest	(17)	(49)

Net loss attributable to GSI Group Inc.	$(31,764)	$(12,966)

Net loss per common share:
Basic	$(1.99)	$(0.81)
Diluted	$(1.99)	$(0.81)

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

	Three Months Ended
	July 3, 2009	April 3, 2009
	(in thousands, except per share data)
Sales	$62,904	$63,908
Cost of goods sold	38,451	40,309

Gross profit	24,453	23,599
Operating expenses	27,441	33,559

Loss from operations	(2,988)	(9,960)
Interest income (expense) and other income (expense), net	(7,459)	(7,722)

Loss from continuing operations before reorganization items and income taxes	(10,447)	(17,682)
Reorganization items	—	—

Loss from continuing operations before income taxes	(10,447)	(17,682)
Income tax benefit	(734)	(922)

Loss from continuing operations	(9,713)	(16,760)
Loss from discontinued operations, net of tax	(132)	—

Consolidated net loss	(9,845)	(16,760)
Less: Net (income) loss attributable to noncontrolling interest	(14)	19

Net loss attributable to GSI Group Inc.	$(9,859)	$(16,741)

Loss from continuing operations per common share:
Basic	$(0.61)	$(1.06)
Diluted	$(0.61)	$(1.06)
Loss from discontinued operations per common share:
Basic	$(0.01)	$—
Diluted	$(0.01)	$—
Net loss per common share:
Basic	$(0.62)	$(1.06)
Diluted	$(0.62)	$(1.06)

18. Subsequent Events

Hiring of Chief Financial Officer

On February 10, 2011, the Company entered into an employment agreement with Robert Buckley to serve as the Company’s Chief Financial Officer beginning by early April 2011 and to serve in an advisory role to the Company’s Chief Executive Officer during the preceding transition period beginning February 22, 2011. Mr. Buckley will succeed Glenn Davis, who has served as the Company’s principal financial officer since April 2010.

NASDAQ Listing

On February 9, 2011, the Company’s common shares were approved for listing on The NASDAQ Global Select Market. The Company’s common shares began trading on The NASDAQ Global Select Market on February 14, 2011 under the symbol “GSIG”. As a result of the NASDAQ listing, the Company is no longer subject to the additional 2% per annum interest penalty relating to the reporting default under its 12.25% Senior Secured PIK Election Notes.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010

Settlement of Class Action

On February 22, 2011, the United States District Court for the District of Massachusetts entered an order granting final approval of the previously announced settlement in the putative shareholder class action entitled Wiltold Trzeciakowski, Individually and on behalf of all others similarly situated v. GSI Group Inc., Sergio Edelstein, and Robert Bowen, Case No. 08-cv-12065 (GAO), filed on December 12, 2008. The Company’s contribution to the settlement amount was limited to the Company’s self-insured retention under its directors and officers liability policy. As a result of the court’s final approval of the settlement, 993,743 shares of the Company’s common stock that were placed in a reserve account and held in escrow for the benefit of the holders of Section 510(b) claims, as defined in the Company’s Final Chapter 11 Plan, were released to the Company’s shareholders entitled to such shares.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures as of December 31, 2010

Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2010. Because of the material weakness in our internal control over financial reporting as described below, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making their assessment, our management utilized the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

As of December 31, 2010, our management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is discussed below.

1.	Inadequate and ineffective controls over the financial statement close process

As a result of ineffective procedures and controls, our financial statement close process for the first three quarters of 2010 was not completed in an accurate and timely manner and resulted in significant post-closing adjustments which were appropriately reflected in our consolidated financial statements for the first three quarters of 2010. Additionally, although our 2010 year-end financial statement close process was completed in a timely manner, it was not completed in an accurate manner as a significant post-closing adjustment related to excess inventory was identified and recorded. The ineffective procedures and controls were primarily due to the lack of standardized closing processes and procedures across all of our business units.

As a result of the material weakness described above, our management has determined that, as of December 31, 2010, we did not maintain effective internal control over financial reporting at the reasonable assurance level based on the COSO criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts issuers that are neither accelerated filers nor large accelerated filers, as defined in Rule 12b-2 under the Exchange Act, from Section 404(b) of the Sarbanes-Oxley Act of 2002. This exemption permits us to provide only management’s report in this annual report on Form 10-K.

Remediation of Previously Reported Material Weaknesses and Ongoing Remediation Efforts

In Item 9A (Controls and Procedures) of our Annual Report on Form 10-K for the year ended December 31, 2009, we reported two material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, we concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2009.

In an effort to remediate these material weaknesses, in 2010, we made changes that materially affected our internal control over financial reporting. We have taken and continue to take significant steps to improve our overall control over financial reporting. As discussed below, of the two material weaknesses noted in our report as of December 31, 2009, the controls relating to one of the two items are sufficiently improved such that they no longer constitute a material weakness as of December 31, 2010:

1.	Inadequate and ineffective controls over the recognition of Semiconductor Systems revenue

•	Implemented enhanced documentation, review and supervision processes and procedures over the review of significant revenue transactions.

•

Hired qualified consulting professionals to perform and supervise the aforementioned processes and procedures until the corporate finance and accounting function is properly staffed with permanent employees.

In addition, for the one item which we believe still constitutes a material weakness, we have made significant improvements and a number of material changes to controls over the financial statement close process. We have implemented enhanced documentation and review and supervision processes and procedures, including in the preparation of general account reconciliations and certain key accounting analyses.

Management plans to put in place additional measures in 2011 to strengthen internal controls over financial reporting and address the material weakness described above. Our remediation efforts will involve numerous business and accounting process improvements. In general, the improvements will be designed to: (1) enhance the number of persons within the corporate accounting group with the technical experience to properly evaluate and account for complex accounting transactions, as well as to provide appropriate managerial oversight to our accounting staff, and (2) improve the timeliness and access to information that is required by the accounting team in order to make appropriate assessments of transactions in accordance with generally accepted accounting principles. We began implementing certain of these measures in 2010.

We expect the implementation of the additional remedial actions to be substantially completed in 2011. Until we are able to remediate the weakness, we intend to rely on the continued use of outside professionals in order to perform procedures and reviews deemed appropriate and necessary for us to perform accounting procedures and report timely and accurate financial results.

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

•

Review current, and yet to be updated, processes and controls to help ensure that our accounting staff understand requirements and procedures. Additionally, this training is intended to help ensure that our accounting personnel with managerial responsibilities are capable of supervising the required accounting work, including all necessary reviews, to produce complete, timely and accurate financial information.

•

Education with respect to our product offerings, including related services, will be provided by our sales and operational groups in order to make our accounting personnel aware of current product and service offerings.

Plans with respect to organization-wide personnel

•	Reinforce the “message from the top” with respect to our policies and corporate responsibilities. Provide continued reinforcement of these standards and expectations from the executive level officers.

•

Provide training to our sales, operations and accounting teams with respect to certain corporate governance and public company matters, including guidelines and procedures to ensure that relevant information is promptly and adequately communicated to the accounting team, or other senior management representatives, as appropriate. Also provide training to our sales, operations and accounting teams with respect to revenue recognition, including implications of certain activities, such as discussions or other communications between our personnel and customers.

•

Enhance the cross-functional reviews and approvals of transactions, including policies with respect to electronic approvals, and with respect to the downstream performance of activities that mandate prior approvals or actions.

•	Develop enhanced procedures with respect to the review of facts, assumptions and other related information that has been reviewed or considered when reaching accounting conclusions. We plan to further enhance these procedures by improved documentation, review and approvals of material facts and assumptions by management within the accounting function, and outside of the accounting function when deemed appropriate or necessary.

Plans with respect to organization-wide processes and information systems

•

Review our information systems to assess which processes can be further automated including, as appropriate, the configuration of our information systems to allow for tracking of certain information that is not routinely captured currently. The accounting processes will be reviewed, standardized and expanded as deemed necessary across all of our business units. In addition, we will review and assess non-accounting information that is captured in our enterprise wide information systems, as certain of this information can assist the evaluation and documentation of accounting conclusions.

•

Redesign our key accounting processes with respect to our accounting team management’s oversight and review of accounting records, source documentation and related assumptions that form the basis for conclusions, including increased oversight of subsidiary accounting functions.

If the remedial measures described above are insufficient to address the identified material weakness or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future, and we may become delinquent in our filings. We are currently working to improve and, where feasible, simplify our internal processes and implement enhanced controls, as discussed above, to address the material weakness in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures, including the use of qualified external consultants and incremental management oversight and reviews, to assist us with meeting the objectives otherwise fulfilled by an effective internal control system. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts. Despite our efforts to continually improve our control procedures and environment, we cannot provide assurance that our remediation measures will be completed or become effective by any given date. Among other things, any unremediated material weakness could result in material post-closing adjustments in future financial statements and in our inability to file future financial statements with the SEC in a timely manner. Furthermore, any such unremediated material weakness could have the effects described in “Item 1A. Risk Factors—Our Audit Committee, management and independent auditors have identified material weaknesses in our internal controls, and we may be unable to develop, implement and maintain appropriate controls in future periods, which may lead to errors or omissions in our financial statements.” in Part I of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Other than the changes noted above, there have been no changes to our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 11, 2011 to be filed with the Securities and Exchange Commission.

Item 10. Directors, Executive Officers and Corporate Governance

All of the Company’s directors, officers and employees must act in accordance with the Code of Ethics and Business Conduct, which has been adopted by the Company’s Board of Directors. A copy of the Code of Ethics and Business Conduct is available on the Company’s website at http://www.gsig.com in the “About GSI Group” section. (This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing). The Company will provide to any person without charge, upon request, a copy of the Code of Ethics and Business Conduct. Such a request should be made in writing and addressed to GSI Group Inc., Attention: Investor Relations, 125 Middlesex Turnpike, Bedford, MA 01730. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding disclosure of an amendment to, or waiver from, a provision of this Code of Ethics and Business Conduct with respect to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on the Company’s website at http://www.gsig.com in the “About GSI Group” section, unless a Form 8-K is otherwise required by law or applicable listing rules.

The remainder of the response to this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 11, 2011 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 11, 2011 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 11, 2011 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 11, 2011 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 11, 2011 and is incorporated herein by reference.

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

3. List of Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.6	Agreement and Plan of Merger, by and among the Registrant, Eagle Acquisition Corporation, and Excel Technology, Inc. dated July 9, 2008.	8-K	000-25705	2.1	7/11/08

2.7	Asset Purchase Agreement, by and between GSI Group Corporation and Gooch & Housego (California) LLC., dated July 3, 2008.	10-Q	000-25705	2.1	4/13/10

2.8	Final Fourth Modified Joint Chapter 11 Plan of Reorganization for the Registrant, GSI Group Corporation, and MES International, Inc., dated as of May 24, 2010, as supplemented on May 27, 2010, and as confirmed by the United States Bankruptcy Court for the District of Delaware on May 27, 2010.	8-K	000-25705	99.2	05/28/10

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

4.8	Indenture, dated as of July 23, 2010, by and among GSI Group Corporation, as Issuer, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	000-25705	4.1	7/23/10

4.9	Registration Rights Agreement, by and between the Registrant and the Common Shareholders named therein, dated as of July 23, 2010.	8-K	000-25705	4.2	7/23/10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.5†	Form of Indemnification Agreement.	8-K	000-25705	10.1	6/10/09

10.6	Noteholder Restructuring Plan Support Agreement, by and among the Registrant, GSI Group Corporation, MES International, Inc. and Liberty Harbor Master Fund I, L.P., Tinicum Capital Partners II, L.P., Highbridge International LLC, Special Value Continuation Partners, L.P., Special Value Expansion Fund, LLC, Tennenbaum Opportunities Partners V, LP, Special Value Opportunities Fund, LLC, and Hale Capital Partners, LP., dated November 19, 2009.	8-K	000-25705	10.1	11/20/09

10.7	Amended and Restated Noteholder Restructuring Plan Support Agreement, by and among the Registrant, GSI Group Corporation, MES International, Inc. and Liberty Harbor Master Fund I, L.P., Tinicum Capital Partners II, L.P., Highbridge International LLC, Special Value Continuation Partners, L.P., Special Value Expansion Fund, LLC, Tennenbaum Opportunities Partners V, LP, Special Value Opportunities Fund, LLC, and Hale Capital Partners, LP., dated March 16, 2010.	8-K	000-25705	10.1	3/19/10

10.19	Lease, by and between GSI Group Corporation and 125 Middlesex Turnpike, LLC, dated November 2, 2007.	10-K	000-25705	10.19	4/13/10

10.20	Lease Agreement, by and between GSI Lumonics Corporation and SEWS-DTC, INC., dated February 11, 2005.	8-K	000-25705	10.2	2/16/05

10.24	Sublease Agreement, by and between GSI Lumonics GmbH and MotorVison Film, dated March 17, 2006.	8-K	000-25705	10.1	3/23/06

10.25	Real Estate Purchase and Sale Agreement, by and between the GSI Group Corporation and SAgE Aggregation, LLC, dated November 14, 2005.	8-K	000-25705	10.1	1/10/06

10.26	Amendment to Real Estate Purchase and Sale Agreement, by and between the GSI Group Corporation and SAgE Aggregation, LLC, dated December 26, 2005.	8-K	000-25705	10.2	1/10/06

10.27	Second Amendment to Real Estate Purchase and Sale Agreement, by and between the GSI Group Corporation and Stag II Maple Grove LLC (successor to SAgE Aggregation, LLC), dated December 29, 2005.	8-K	000-25705	10.3	1/10/06

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.29	OEM Supply Agreement, by and between the Registrant and Sumitomo Heavy Industries, Ltd., dated August 31, 1999.	10-K	000-25705	10.21	3/22/00

10.30†	Form of Executive Retirement And Severance Benefits Agreement.	8-K	000-25705	10.1	2/16/05

10.43	Letter from Jones Day, on behalf of Stephen Bershad, to Brown Rudnick LLP, on behalf of the Registrant and its debtor affiliates, dated December 2, 2009.	8-K	000-25705	10.1	12/7/09

10.44	Restructuring Plan Support Agreement, by and among the Registrant, GSI Group Corporation, MES International, Inc., the Equity Committee, the Equity Holders, and the Noteholders, dated as of May 14, 2010.	8-K	000-25705	10.1	5/18/10

10.45	Backstop Commitment Agreement, by and among the Registrant and the investors indentified on Schedule I thereto, dated as of May 14, 2010.	8-K	000-25705	10.2	5/18/10

10.46	Engagement Letter between the Registrant, GSI Group Corporation, MES International, Inc. and FTI Consulting, Inc., dated as of May 6, 2010.	8-K	000-25705	10.3	5/18/10

10.47†	Separation and Release Agreement, by and between the Registrant and Sergio Edelstein, dated as of May 24, 2010.	8-K	000-25705	10.1	5/28/10

10.48	Security Agreement, by and among GSI Group Corporation, the Grantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent, dated as of July 23, 2010.	8-K	000-25705	10.1	7/23/10

10.49	Escrow Agreement, by and among the Registrant and Law Debenture Trust Company of New York, as escrow agent, dated as of July 23, 2010.	8-K	000-25705	10.2	7/23/10

10.50	Open-End Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 23, 2010, made by Synrad, Inc. in favor of First American Title Insurance Company and The Bank of New York Mellon Trust Company, N.A.	8-K	000-25705	10.3	7/23/10

10.51	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 23, 2010, made by Control Laser Corporation in favor of The Bank of New York Mellon Trust Company, N.A.	8-K	000-25705	10.4	7/23/10

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.52	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 23, 2010, made by Photo Research, Inc., in favor of First American Title Insurance Company and The Bank of New York Mellon Trust Company, N.A.	8-K	000-25705	10.5	7/23/10

10.53	First Amendment to Lease, dated February 10, 2010 and effective as of May 27, 2010, by and between GSI Group Corporation and 125 Middlesex Turnpike, LLC.	10-K	000-25705	10.53	10/1/10

10.54†	GSI Group Inc. 2010 Incentive Award Plan.	8-K	000-25705	10.1	11/30/10

10.55†	First Amendment to the GSI Group Inc. 2010 Incentive Award Plan.					*

10.56†	Employment Agreement, dated as of November 16, 2010, between GSI Group Inc. and John Roush.	8-K	000-25705	10.1	11/17/10

10.57†	Employment Agreement, dated as of February 10, 2011, between GSI Group Inc. and Robert Buckley.	8-K	001-35083	10.1	2/11/11

10.58†	Restricted Stock Cancellation Agreement, dated as of March 11, 2011 between GSI Group Inc. and Byron Pond.					*

10.59†	Form of Deferred Stock Unit Award Agreement.					*

10.60†	Form of Restricted Stock Unit Award Agreement for John Roush and Robert Buckley.					*

10.61	First Amendment to Engagement Letter between the Registrant, GSI Group Corporation, MES International, Inc. and FTI Consulting, Inc., dated as of February 6, 2011.					*

21.1	Subsidiaries of the Registrant.					*

23.1	Consent of Independent Registered Public Accounting Firm.					*

24	Power of Attorney.					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

†	This exhibit constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI GROUP INC.

By:	/s/ John A. Roush
John A. Roush
Chief Executive Officer

Date: March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Roush John A. Roush	Director, Chief Executive Officer	March 30, 2011

/s/ Glenn E. Davis Glenn E. Davis	Principal Financial Officer and Principal Accounting Officer	March 30, 2011

/s/ Stephen W. Bershad Stephen W. Bershad*	Chairman of the Board of Directors	March 30, 2011

/s/ Eugene I. Davis Eugene I. Davis*	Director	March 30, 2011

/s/ Dennis J. Fortino Dennis J. Fortino*	Director	March 30, 2011

/s/ K. Peter Heiland K. Peter Heiland*	Director	March 30, 2011

/s/ Ira J. Lamel Ira J. Lamel*	Director	March 30, 2011

/s/ Byron O. Pond Byron O. Pond*	Director	March 30, 2011

*By:	/s/ John A. Roush
John A. Roush
Attorney-in-Fact
Pursuant to a power of attorney