Form 10-Q
period 2011-04-01
GSI GROUP INC
filed 2011-05-16
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

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

As of April 30, 2011, there were 33,352,192 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

(Unaudited)

	April 1, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$61,337	$56,781
Accounts receivable, net of allowance of $768 and $696, respectively	55,073	55,110
Income taxes receivable	21,975	21,920
Inventories	70,080	66,721
Deferred tax assets	4,260	4,226
Deferred cost of goods sold	6,910	7,789
Prepaid expenses and other current assets	5,769	5,580

Total current assets	225,404	218,127
Property, plant and equipment, net of accumulated depreciation of $58,187 and $55,336, respectively	44,970	45,402
Deferred tax assets	1,592	1,445
Other assets	5,502	4,476
Intangible assets, net	51,236	53,139
Goodwill	44,578	44,578

Total Assets	$373,282	$367,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$20,347	$19,766
Income taxes payable	2,244	1,785
Accrued compensation and benefits	7,366	7,988
Deferred revenue	12,951	15,006
Other accrued expenses	12,930	14,717

Total current liabilities	55,838	59,262
Debt (Note 7)	108,107	107,575
Deferred revenue	424	402
Deferred tax liabilities	8,440	8,373
Accrued restructuring, net of current portion	670	769
Income taxes payable	6,890	6,644
Accrued pension liability	2,864	3,044
Other liabilities	1,821	2,420
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 33,352,192 and 33,342,169, respectively	423,856	423,856
Additional paid-in capital	15,643	14,655
Accumulated deficit	(250,526)	(256,733)
Accumulated other comprehensive loss	(1,129)	(3,429)

Total GSI Group Inc. stockholders’ equity	187,844	178,349
Noncontrolling interest	384	329

Total stockholders’ equity	188,228	178,678

Total Liabilities and Stockholders’ Equity	$373,282	$367,167

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended
	April 1, 2011	April 2, 2010
Sales	$91,858	$114,615
Cost of goods sold	51,964	65,577

Gross profit	39,894	49,038

Operating expenses:
Research and development and engineering	8,171	7,365
Selling, general and administrative	19,268	17,572
Amortization of purchased intangible assets	992	1,128
Restructuring, restatement related costs and other	183	668
Post-emergence professional fees	139	—

Total operating expenses	28,753	26,733

Income from operations	11,141	22,305
Interest income	20	25
Interest expense	(3,670)	(5,808)
Foreign exchange transaction gains (losses), net	(692)	369
Other income (expense), net	1,030	605

Income from operations before reorganization items and income taxes	7,829	17,496
Reorganization items	—	(9,630)

Income from operations before income taxes	7,829	7,866
Income tax provision	1,567	1,825

Consolidated net income	6,262	6,041
Less: Net income attributable to noncontrolling interest	(55)	(41)

Net income attributable to GSI Group Inc.	$6,207	$6,000

Net income attributable to GSI Group Inc. per common share:
Basic	$0.19	$0.38
Diluted	$0.19	$0.38

Weighted average common shares outstanding—basic	33,449	15,952
Weighted average common shares outstanding—diluted	33,532	15,964

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	April 1, 2011	April 2, 2010
Cash flows from operating activities:
Consolidated net income	$6,262	$6,041
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,832	3,667
Provision for uncollectible receivables	142	(219)
Provision for inventory obsolescence	1,619	1,857
Share-based compensation	988	724
Deferred income taxes	(114)	(86)
Earnings from equity investment	(1,028)	(192)
Loss on sale of property and assets	—	2
Gain on sale of auction rate securities	—	(335)
Non-cash interest expense	361	—
Non-cash restructuring charges	17	22
Changes in operating assets and liabilities:
Accounts receivable	(80)	(278)
Inventories	(3,840)	(1,482)
Deferred cost of goods sold	879	23,545
Prepaid expenses and other current assets	(144)	1,101
Deferred revenue	(2,033)	(39,640)
Deferred rent	(330)	(84)
Accounts payable, accrued expenses and income taxes receivable and payable	(758)	20,501
Changes in other non-current assets and liabilities	(164)	(187)

Cash provided by operating activities	5,609	14,957
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,194)	(656)
Proceeds from the sale of auction rate securities	—	2,670

Cash provided by (used in) investing activities	(1,194)	2,014
Effect of exchange rates on cash and cash equivalents	141	(297)

Increase in cash and cash equivalents	4,556	16,674
Cash and cash equivalents, beginning of period	56,781	63,328

Cash and cash equivalents, end of period	$61,337	$80,002

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,294	$—
Cash paid for income taxes	$562	$359
Income tax refunds received	$—	$1,485
Cash paid for reorganization items	$—	$1,488
Supplemental disclosure of non cash investing activity:
Auction rate securities	$—	$(275)
Supplemental disclosure of non cash financing activity:
Debt issuance costs	$—	$269
Issuance of PIK notes	$532	$—

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF APRIL 1, 2011

(Unaudited)

1. Organization

GSI Group Inc. (“GSIG”) and its subsidiaries (collectively “the Company”) design, develop, manufacture and sell laser-based solutions (consisting of lasers and laser systems), precision motion control devices and associated precision technologies, and semiconductor systems. The Company’s technology is incorporated into customer products or manufacturing processes for a wide range of applications in a variety of markets, including: industrial, electronics, medical, semiconductor, scientific, and aerospace. The Company’s products enable customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications. The Company exists under the laws of New Brunswick, Canada and serves principal markets in North America, Europe and Asia-Pacific. The Company realigned the structure of its internal organization during the three months ended April 1, 2011 in a manner that caused the composition of its reportable segments to change to the following three segments: Laser Products, Precision Motion and Technologies and Semiconductor Systems. The Company’s reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented. See Note 13 to Consolidated Financial Statements for further information about the Company’s segments.

Listing of Common Shares

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

2. Bankruptcy Disclosures

On November 20, 2009, GSIG and two of its wholly-owned United States subsidiaries, GSI Group Corporation (“GSI US”) and MES International, Inc. (“MES” and, collectively with GSIG and GSI US, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (the “Chapter 11 Cases”). On May 24, 2010, the Debtors filed with the Bankruptcy Court a modified joint Chapter 11 plan of reorganization for the Debtors, which was further supplemented on May 27, 2010 (as supplemented, the “Final Chapter 11 Plan”). On May 27, 2010, the Bankruptcy Court entered an order confirming and approving the Final Chapter 11 Plan and the Final Chapter 11 Plan became effective and the transactions contemplated under the Final Chapter 11 Plan were consummated on July 23, 2010.

Upon the Company’s emergence from bankruptcy on July 23, 2010, the Company was not required to apply fresh-start accounting under Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“ASC 852”). From the Company’s bankruptcy filing on November 20, 2009 through the date of emergence, the Company prepared the consolidated financial statements in accordance with ASC 852 and on a going-concern basis, which assumed continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

ASC 852 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the businesses are reported separately in the financial statements. All such costs are reported in reorganization items in the accompanying consolidated statements of operations for the three months ended April 2, 2010, with no comparable amounts for the three months ended April 1, 2011.

The Final Chapter 11 Plan deleveraged the Company’s balance sheet by reducing debt and increasing stockholders’ equity. The financial restructuring was accomplished through a debt-for-equity exchange and by using the proceeds from a shareholder rights offering and cash on hand to reduce outstanding indebtedness. A summary of the significant transactions affecting the Company’s capital structure as a result of the effectiveness of the Final Chapter 11 Plan is described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011. Presented below is information concerning post-emergence professional fees and reorganization items, as applicable, incurred during the three months ended April 1, 2011 and April 2, 2010.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF APRIL 1, 2011

(Unaudited)

Post-Emergence Professional Fees

Post-emergence professional fees represent costs incurred subsequent to bankruptcy emergence for financial and legal advisors to assist with matters in finalizing the bankruptcy process, including bankruptcy claim matters. Post-emergence professional fees totaled $0.1 million during the three months ended April 1, 2011 with no comparable amount during the three months ended April 2, 2010.

Reorganization Items

Reorganization items represent amounts that were recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items were incurred starting with the date of the bankruptcy filing. Reorganization items totaled $9.6 million during the three months ended April 2, 2010 with no comparable amount during the three months ended April 1, 2011.

3. Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 3 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011. Those policies are not presented herein, except to the extent that new policies have been adopted, or there is current period activity to disclose.

Basis of Presentation

These consolidated financial statements have been prepared by the Company in U.S. dollars and in accordance with U.S. generally accepted accounting principles, applied on a consistent basis.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 30, 2011.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF APRIL 1, 2011

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

Long-Term Investments

As of April 1, 2011 and December 31, 2010, the Company had liquidated all of its previously held auction rate securities. These auction rate notes were student loans backed by the federal government and were privately insured. During the three months ended April 2, 2010, the Company sold $3.0 million in par value of its auction rate securities valued at $2.4 million for $2.7 million in proceeds which resulted in the recognition of realized gains of $0.3 million related to the sale of these securities. The gains realized upon the sale of the auction rate securities are recorded in other income (expense), net in the accompanying consolidated statements of operations for the three months ended April 2, 2010. The Company determines the cost of a security sold and the amount to be reclassified out of accumulated other comprehensive income (loss) into earnings based on the specific identification method. During the three months ended April 2, 2010, the Company reclassified $0.2 million out of accumulated other comprehensive income (loss) into earnings related to the sale of the Company’s auction rate securities. During the three months ended April 2, 2010, the Company recorded $0.3 million of other comprehensive loss attributable to the change in unrealized losses relating to assets still held at April 2, 2010, with no comparable amount during the three months ended April 1, 2011.

As of April 1, 2011 and December 31, 2010, the Company had a 25.1% equity investment in a privately held company located in the United Kingdom, valued at $3.3 million and $2.2 million as of April 1, 2011 and December 31, 2010, respectively, and included in other assets in the accompanying consolidated balance sheets. The Company uses the equity method to record the results of this entity and recognized income of $1.0 million and $0.2 million during the three months ended April 1, 2011 and April 2, 2010, respectively, which are included in other income (expense), net in the accompanying consolidated statements of operations.

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

On January 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-element arrangements by providing two significant changes. First, this guidance removes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF APRIL 1, 2011

(Unaudited)

results in more elements being treated as separate units of accounting. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements” (“ASC 605-25”), for separating consideration in multiple-element arrangements. This guidance establishes a selling price hierarchy for determining the “selling price” of an element, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) management’s best estimate. Management’s best estimate for the Company was based on factors such as gross margin, volume discounts, new strategic customers, geography, customer class and competitive pressures. The second change modifies the manner in which the transaction consideration is allocated across the separately identified elements. Entities are no longer able to apply the residual method of allocation and instead the arrangement consideration is required to be allocated at the inception of the arrangement to all elements using the relative selling price method. The relative selling price method uses the weighted average of the “selling price” and applies that to the contract value to establish the consideration for each element.

For transactions entered into prior to the adoption of ASU 2009-13, the Company follows the provisions of ASC 605-25 for all multiple-element arrangements. Under the guidance prior to ASU 2009-13, the Company assesses whether the elements specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes and whether objective and reliable evidence of fair value exists for these separate units of accounting. The Company applies the residual method when objective and reliable evidence of fair value exists for all of the undelivered elements in a multiple-element arrangement. When objective and reliable evidence of fair value does not exist for all of the undelivered elements in a multiple-element arrangement, the Company recognizes revenue under the multiple units shipped methodology, whereby revenue is recognized in each period based upon the lowest common percentage of the products shipped in the period. This approximates a proportional performance model of revenue recognition. This generally results in a partial deferral of revenue to a later reporting period. No revenue is recognized unless one or more units of each product have been delivered.

On January 1, 2011, the Company adopted the provisions of ASU 2009-14, “Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-14 changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance under ASU 2009-13. With the adoption of ASU 2009-14, the Company concluded that when there is software included in tangible products, it is essential to the functionality of the tangible product. It is therefore outside the scope of ASC 985-605, “Software Revenue Recognition” (“ASC 985-605”) as amended. Prior to the adoption of ASU 2009-14, although certain of the Company’s products contain operating and application software, the Company had determined the software element was incidental in accordance with ASC 985-605.

Based on the guidance in ASC 985-605, multiple purchase orders may be deemed to be interrelated and considered to constitute a multiple-element arrangement for accounting purposes.

Semiconductor Systems transactions are generally multiple-element arrangements which may include hardware, software, installation, training, an initial standard warranty, and optional extended warranty arrangements. The Company generally designs, markets and sells these products as standard configurations. Typically, revenue is recorded at the time of shipment or acceptance, which is the same under pre and post-adoption of ASU 2009-13. Acceptance is generally required for sales of Semiconductor Systems segment products to Japanese customers, sales of “New Products”, which are considered by the Company, for purposes of revenue recognition determination, to be either (a) a product that is newly released to all customers, including a product which may have been existing previously, but which has been substantially upgraded with respect to its features or functionality; or, (b) the sale of an existing product to a customer who has not previously purchased that product. The Company follows a set of predetermined criteria when changing the classification of a New Product to a standard configuration whereby acceptance criteria are considered to be demonstrated at the time of shipment.

The Laser Products and Precision Motion and Technologies segments have revenue transactions that are comprised of both single-element and multiple-element transactions. Multiple-element transactions may include two or more products and occasionally also contain installation, training or preventative maintenance plans. For multiple-element transactions entered into or materially modified after January 1, 2011, revenue is recognized under ASU 2009-13, generally upon shipment using the relative selling price method. For all other multiple-element transactions, revenue is generally recognized under the multiple units shipped methodology described above. Single-element transactions are generally recognized upon shipment.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF APRIL 1, 2011

(Unaudited)

The Company’s Semiconductor Systems segment also sells spare parts and consumable items, which are not subject to acceptance criteria. For multiple-element transactions entered into or materially modified after January 1, 2011, revenue is recognized under ASU 2009-13, generally upon shipment using the relative selling price method. For all other multiple-element transactions, revenue is generally recognized under the multiple units shipped methodology described above. Single-element transactions are generally recognized upon shipment.

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

The initial standard warranty for product sales is accounted for under the provisions of ASC 450, “Contingencies”, as the Company has the ability to ascertain the probable likelihood of the liability, and can estimate the amount of the liability. A provision for the estimated cost related to warranty is recorded to cost of goods sold at the time revenue is recognized. The Company’s estimate of costs to service the warranty obligations are based on historical experience and expectations of future conditions. To the extent the Company experiences increased warranty claims or increased costs associated with servicing those claims, revisions to the estimated warranty liability are recorded as increases or decreases to the accrual at that time, with an offsetting entry recorded to cost of goods sold.

The Company also sells optional extended warranty services, and preventative maintenance contracts, at the time of their product purchase. The Company accounts for these agreements in accordance with provisions of ASC 605-20-25-3, “Separately Priced Extended Warranty and Product Maintenance Contracts”, under which it recognizes the separately priced extended warranty and preventative maintenance fees over the associated period.

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

The Company has significant deferred revenue included in its accompanying consolidated balance sheets, with balances (including both current and long-term amounts) of $13.4 million and $15.4 million as of April 1, 2011 and December 31, 2010, respectively. The deferred revenue balance is primarily comprised of pre ASU 2009-13 multiple-element arrangements, delivered over multiple periods, whereby there is no fair value for one or more of the undelivered element(s) and arrangements where acceptance has not been received. To a much lesser extent, the deferred revenue balances relate to either: (a) the unrecognized portion of multiple-element arrangements that are being recognized into revenue ratably as associated services are performed; (b) arrangements not currently recognizable due to the arrangement not being fixed and determinable at its inception; (c) revenue deferrals for product shipments with FOB destination shipping terms; and (d) the future amortization of revenue related to extended warranty contracts and preventative maintenance plans. The classification of deferred revenue and deferred cost of goods sold is based on the Company’s expectations with respect to when the revenue will be recognized, based on facts known to the Company as of the date its financial statements are released.

The Company had certain pre ASU 2009-13 multiple-element arrangements outstanding, delivered over multiple periods, in which the Company recognized $16.3 million in revenue for the three months ended April 1, 2011. The $16.3 million includes $2.1 million of net revenue with net gross profit of $1.0 million; resulting from the recognition of $4.3 million that had been deferred as of December 31, 2010, offset by $2.2 million of additional deferrals during the quarter from orders placed prior to December 31, 2010. As of April 1, 2011, the Company has

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF APRIL 1, 2011

(Unaudited)

$6.7 million in deferred revenue related to these arrangements, the majority of which is expected to be recognized throughout the remainder of 2011. Such arrangements will continue to be accounted for under the prior accounting standards until they are completed. For multiple-element arrangements, delivered over multiple periods, which were entered into after the adoption of ASU 2009-13, the Company recognized $3.9 million in revenue for the three months ended April 1, 2011, with no deferrals related to the adoption of ASU 2009-13 as of April 1, 2011.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	April 1, 2011	December 31, 2010
Foreign currency translation adjustments	$4,793	$2,568
Pension liability, net of tax	(5,922)	(5,997)

Total accumulated other comprehensive loss	$(1,129)	$(3,429)

Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	April 1, 2011	April 2, 2010
Consolidated net income	$6,262	$6,041
Foreign currency translation adjustments(1)	2,225	(1,675)
Unrealized loss on auction rate securities, net of tax	—	(262)
Pension liability, net of tax	75	69

Consolidated comprehensive income	8,562	4,173
Less: Comprehensive income attributable to noncontrolling interest	(55)	(41)

Comprehensive income attributable to GSI Group Inc.	$8,507	$4,132

(1)	The foreign currency translation adjustments are primarily related to the movement in the British Pound, Japanese Yen and European Union Euro.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. For diluted net income per common share, the denominator also includes any dilutive outstanding stock options, restricted stock awards, and restricted stock units determined using the treasury stock method. Potentially dilutive securities are excluded from the diluted earnings per share computation to the extent they are anti-dilutive. Common and common share equivalent disclosures are (in thousands):

	Three Months Ended
	April 1, 2011	April 2, 2010
Weighted average common shares outstanding—basic	33,449	15,952
Dilutive potential common shares	83	12

Weighted average common shares outstanding—diluted	33,532	15,964

Excluded from diluted common shares calculation—weighted stock options, restricted stock awards and restricted stock units that are anti-dilutive	53	289

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF APRIL 1, 2011

(Unaudited)

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On January 1, 2011, the Company adopted ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements”. The impact of the Company’s adoption of these pronouncements is discussed in the revenue recognition policy within this Note 3 to Consolidated Financial Statements.

4. Fair Value Measurements

The Company applies the guidance in ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value, and specifies disclosures about fair value measurements. Fair value is defined as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs.

ASC 820 establishes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which the Company can access.

•	Level 2. Observable inputs other than those described in Level 1.

•	Level 3. Unobservable inputs.

The fair values of cash, accounts receivable, income taxes receivable, accounts payable, income taxes payable, accrued compensation and benefits, and other accrued expenses, approximate their carrying values because of their short-term nature. Cash equivalents represent the only assets or liabilities the Company measures at fair value on a recurring basis. Cash equivalents of $9.6 million and $7.8 million as of April 1, 2011 and December 31, 2010, respectively, are classified as Level 1 in the fair value hierarchy because they are valued at quoted prices in active markets.

See Note 7 to Consolidated Financial Statements for discussion of the estimated fair value of the Company’s debt instruments.

5. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. There were no changes in the carrying amount of goodwill during the three months ended April 1, 2011. Goodwill by reportable segment as of April 1, 2011 and December 31, 2010 is as follows (in thousands):

	Reportable Segment
	Laser Products	Precision Motion and Technologies	Total
Goodwill	$67,926	$108,306	$176,232
Accumulated impairment of goodwill	(54,099)	(77,555)	(131,654)

	$13,827	$30,751	$44,578

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF APRIL 1, 2011

(Unaudited)

Intangible Assets

As of April 1, 2011, intangible assets consisted of the following (in thousands):

	April 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$61,518	$(44,712)	$16,806	5.3
Customer relationships	33,120	(14,767)	18,353	8.2
Customer backlog	2,355	(2,355)	—	—
Non-compete agreements	4,870	(4,330)	540	0.4
Trademarks, trade names and other	5,763	(3,253)	2,510	8.0

Amortizable intangible assets	107,626	(69,417)	38,209	6.8

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Totals	$120,653	$(69,417)	$51,236

As of December 31, 2010, intangible assets consisted of the following (in thousands):

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$61,298	$(43,546)	$17,752	5.5
Customer relationships	33,121	(14,183)	18,938	8.4
Customer backlog	2,355	(2,355)	—	—
Non-compete agreements	4,870	(4,001)	869	0.7
Trademarks, trade names and other	5,696	(3,143)	2,553	8.2

Amortizable intangible assets	107,340	(67,228)	40,112	6.9

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Totals	$120,367	$(67,228)	$53,139

All definite-lived intangible assets are amortized on a straight-line basis over their remaining life. Amortization expense for customer relationships, customer backlog, non-compete agreements and definite-lived trademarks, trade names and other is included in operating expenses in the accompanying consolidated statements of operations and was $1.0 million and $1.1 million for the three months ended April 1, 2011 and April 2, 2010, respectively. Amortization expense for patents and acquired technology is included in cost of goods sold in the accompanying consolidated statements of operations and was $1.0 million for each of the three months ended April 1, 2011 and April 2, 2010.

Estimated amortization expense for each succeeding period after April 1, 2011 is as follows (in thousands):

Year Ending December 31,	Cost of Goods Sold	Operating Expenses	Total
2011 (9 months from April 1, 2011)	$2,878	$2,529	$5,407
2012	3,165	2,652	5,817
2013	3,165	2,652	5,817
2014	3,165	2,566	5,731
2015	2,065	2,395	4,460
Thereafter	2,368	8,609	10,977

Total	$16,806	$21,403	$38,209

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF APRIL 1, 2011

(Unaudited)

6. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated:

Inventories

	April 1, 2011	December 31, 2010
	(In thousands)
Raw materials	$37,156	$37,315
Work-in-process	18,378	16,613
Finished goods	11,513	10,261
Demo inventory	1,434	1,249
Consigned inventory	1,599	1,283

Total inventories	$70,080	$66,721

Prepaid Expenses and Other Current Assets

	April 1, 2011	December 31, 2010
	(In thousands)
Prepaid expenses	$4,510	$4,803
Other current assets	1,259	777

Total	$5,769	$5,580

Other Accrued Expenses

	April 1, 2011	December 31, 2010
	(In thousands)
Accrued interest	$1,655	$1,647
Accrued warranty	3,817	3,977
Accrued professional fees	1,045	2,165
Accrued third party sales commissions	528	497
Customer deposits	856	1,241
Accrued restructuring, current portion	897	797
Deferred rent, current portion	1,325	1,325
Accrued VAT	468	540
Other	2,339	2,528

Total	$12,930	$14,717

Accrued Warranty

	April 1, 2011	April 2, 2010
	(In thousands)
Balance at beginning of the year	$3,977	$3,140
Charged to costs and expenses	1,042	1,261
Use of provision	(1,274)	(1,091)
Foreign currency exchange rate changes	72	(50)

Balance at end of period	$3,817	$3,260

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF APRIL 1, 2011

(Unaudited)

Other Liabilities

	April 1, 2011	December 31, 2010
	(In thousands)
Deferred rent	$1,821	$2,151
Accrued PIK Notes	—	269

Total	$1,821	$2,420

7. Debt

12.25% Senior Secured PIK Election Notes

Upon the emergence from bankruptcy, GSI US issued $107.0 million in aggregate principal amount of 12.25% Senior Secured PIK Election Notes, which mature on July 23, 2014 (the “New Notes”), pursuant to that certain Indenture (the “New Indenture”), by and among GSI US, as issuer (the “Issuer”), the Guarantors named therein (including GSIG and MES) and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”).

Interest accrues on the New Notes at a rate of 12.25% per year and is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2010. GSI US may elect to pay the interest in cash, or, under certain conditions, by increasing the principal amount of the New Notes or issuing additional notes on the same terms and conditions as the existing New Notes (“PIK”). However, the Company is required to pay cash interest if its fixed charge coverage ratio is greater than 1.75 to 1.00. Furthermore, until the Company became current in its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and until the Company’s common shares were listed on an Eligible Market (as defined in the New Indenture), the rate of interest under the New Notes was increased by an additional 2% per annum (“Default Rate”), payable by PIK beginning after August 15, 2010. Additionally, the interest rate on the New Notes may be increased under certain defaults, as defined in the New Indenture. Interest PIK notes issued and PIK payments in lieu of cash payments accrue interest at a rate of 13% per annum. The Company became current in its reporting obligations under the Exchange Act on December 13, 2010 with the filing of its Form 10-Q for the quarter-ended October 1, 2010. On February 14, 2011, the Company’s common shares were listed on The NASDAQ Global Select Market under the trading symbol “GSIG”. Accordingly, as of February 14, 2011, the 2% per annum additional interest penalty ceased.

Interest expense on the New Notes for the three months ended April 1, 2011 was $3.7 million, including PIK interest of $0.3 million. The PIK interest relates to the additional 2% assessment per annum as described above, which ceased in February 2011. As of April 1, 2011, accrued interest totaled $1.7 million, which is classified as other accrued expenses in the accompanying consolidated balance sheet as of April 1, 2011. A $0.5 million PIK note was issued in February 2011 and is classified as debt in the accompanying consolidated balance sheet as of April 1, 2011. The Company recorded interest expense of $5.8 million for the three months ended April 2, 2010 related to the $210.0 million of 11% unsecured senior notes due 2013 (the “2008 Senior Notes”), which were restructured upon bankruptcy emergence, as described in Note 2 and Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011.

Deferred Financing Costs

In connection with the issuance of the New Notes, the Company capitalized $1.6 million in deferred financing costs, which are included in other assets in the accompanying consolidated balance sheet as of April 1, 2011. These deferred financing costs are being amortized to interest expense on a straight-line basis over the four year contractual term of the New Notes. As of April 1, 2011, the unamortized portion of the deferred financing costs was $1.3 million. Non-cash interest expense related to the amortization of the deferred financing costs for the three months ended April 1, 2011 was $0.1 million.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF APRIL 1, 2011

(Unaudited)

Guarantees

Each Guarantor, as defined in the New Indenture, jointly and severally, unconditionally guarantees (each a “Note Guarantee” and collectively the “Note Guarantees”) the due and punctual payment of the principal of and interest on the New Notes, when due and payable, whether at maturity, by acceleration or otherwise, the due and punctual payment of interest on the overdue principal of and interest on the New Notes, the due and punctual payment of all other Obligations, as defined in the New Indenture, and the due and punctual performance of all obligations of the Company in accordance with the terms of the New Indenture. Furthermore, each Guarantor, as defined in the New Indenture, jointly and severally, unconditionally guarantees that in the event of any extension of time of payment or renewal of any of the New Notes or any of such other Obligations, as defined in the New Indenture, with respect to the New Notes, amounts due will be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, at stated maturity, by acceleration or otherwise. Further discussion of the Note Guarantees is provided in Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011.

As of April 1, 2011, the maximum potential amount of future payments the Guarantors could be required to make under the Note Guarantees is the principal amount of the New Notes plus all unpaid, but accrued interest thereon, including all PIK and Default Rate interest. However, as of April 1, 2011, the Guarantors are not expected to be required to perform under the Note Guarantees.

Fair Value of Debt

The Company emerged from bankruptcy with $107.0 million of 12.25% Senior Secured PIK Election Notes, which mature on July 23, 2014. Since the date the New Notes were issued, trading activity with respect to New Notes has been limited. As of April 1, 2011, the estimated fair value of the Company’s New Notes approximated $119.8 million. As of December 31, 2010, the estimated fair value of the Company’s New Notes approximated $113.4 million. These fair value estimates represent the value at which the Company estimates the lenders could trade the debt within the financial markets, and does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the New Notes will continue to fluctuate each period and these fluctuations may have little to no correlation to the Company’s outstanding debt balances. The Company estimated the fair value of the New Notes based on quoted market prices for comparable issues. Fair value estimates are made at a specific point in time based on relevant market information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in market conditions, valuation assumptions or approach could significantly affect these estimates.

8. Share-Based Compensation

Equity Compensation Plans

As of April 1, 2011, the Company has one active equity compensation plan under which it may grant stock-based compensation awards to employees, consultants and directors. More specifically, the only active equity compensation plan under which new grants may be issued is the Company’s 2010 Incentive Award Plan (the “2010 Incentive Plan”). As of April 1, 2011, there are 2,107,659 shares available for future issuance under the 2010 Incentive Plan. Additionally, the Company has other equity compensation plans under which there are awards outstanding, but under which no further awards may be made as such plans were cancelled upon the Company’s emergence from bankruptcy on July 23, 2010 (collectively referred to herein as the “Pre-2010 Incentive Plans”). Such equity compensation plans are described in Note 10 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2010, filed with the SEC on March 30, 2011. There have been no material modifications made to the Company’s equity compensation plans during the three months ended April 1, 2011.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF APRIL 1, 2011

(Unaudited)

2010 Incentive Plan

The table below summarizes activity relating to restricted stock units issued and outstanding under the 2010 Incentive Plan during the three months ended April 1, 2011:

	Restricted Stock Units (In thousands)	Market Price Per Share	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period in Years	Aggregate Intrinsic Value (In thousands)(1)
Unvested at December 31, 2010	333	$9.87	$9.87	1.97 years	$3,527
Granted	415	10.30-12.93	11.60
Vested	—	—	—
Forfeited	—	—	—

Unvested at April 1, 2011	748	$9.87-12.93	$10.83	1.84 years	$7,851

Expected to vest as of April 1, 2011	748	$9.87-12.93	$10.83	1.84 years	$7,851

(1)	The aggregate intrinsic value is calculated based on the fair value per share of the Company’s common stock on April 1, 2011 and December 31, 2010 of $10.49 and $10.58, respectively, due to the fact that the restricted stock units carry a $0 purchase price.

Pre-2010 Incentive Plans

The table below summarizes activity relating to restricted stock awards issued and outstanding under the Pre-2010 Incentive Plans during the three months ended April 1, 2011:

	Restricted Stock Awards (In thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2010	31	$11.36
Granted	—	$—
Vested	(10)	$24.30
Forfeited	(6)	$8.12

Nonvested restricted stock at April 1, 2011	15	$3.84

The total fair value of restricted stock awards that vested during the three months ended April 1, 2011 was $0.1 million based on the market price of the underlying stock on the day of vesting.

The table below summarizes activity relating to stock option awards issued and outstanding under the Pre-2010 Incentive Plans during the three months ended April 1, 2011:

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)(1)
Outstanding at December 31, 2010	7	$27.32	0.48 years	$—
Granted	—	—
Exercised	—	—
Forfeited and expired	(4)	28.08

Outstanding at April 1, 2011	3	$26.49	0.61 years	$—

Exercisable at April 1, 2011	3	$26.49	0.61 years	$—

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of common shares for the options that were in-the-money at April 1, 2011. There were no in-the-money shares at April 1, 2011.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF APRIL 1, 2011

(Unaudited)

Share-Based Compensation Expense

The Company recognized share-based compensation expense totaling $1.0 million and $0.7 million during the quarters ended April 1, 2011 and April 2, 2010, respectively. Stock compensation expense is primarily included in selling, general, and administrative expense in the Company’s consolidated statements of operations and as an increase to additional paid-in capital on the Company’s consolidated balance sheets. As the awards granted are issuable to the holder, typically subject to vesting provisions, with no consideration payable by the holder, the grant date fair value per share is based on the quoted price of the Company’s common stock on the date of the grant and is generally the basis for which compensation expense is recognized. The restricted stock awards and restricted stock units for which the Company has recorded expense during the three months ended April 1, 2011 and April 2, 2010, respectively, have generally been issued with a three-year vesting period and vest based solely on service conditions. Accordingly, the Company recognizes compensation expense on a straight-line basis over the requisite service period, which is generally from the grant of the awards through the end of the vesting period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on actual experience.

Additionally, the expense recorded during the three months ended April 1, 2011 includes compensation expense for 42,536 deferred stock units granted to the members of the Company’s Board of Directors pursuant to the Company’s 2010 Incentive Plan. Each deferred stock unit represents the right to receive one common share of the Company on the date of termination of the holder’s service with the Company’s Board of Directors. These deferred stock units are fully vested and nonforfeitable on the date of grant. Accordingly, the associated compensation expense of approximately $0.6 million, based on the grant date fair value of $13.46 per share, was recognized in full on the date of grant during the three months ended April 1, 2011. There were no deferred stock units granted during the three months ended April 2, 2010. The expense recorded during the three months ended April 2, 2010 includes $0.3 million of compensation expense related to awards granted under the Pre-2010 Incentive Plans that were accounted for as share-based liabilities under ASC 718, “Stock Compensation”, until settled, forfeited or reclassified. The share-based liabilities related to the Company’s obligations arising from its commitment to issue shares of restricted stock and common stock to the members of its pre-emergence Board of Directors as compensation for their services provided as members of the Company’s Board of Directors. In connection with the Company’s emergence from bankruptcy on July 23, 2010, such obligations were either settled through the issuance of common shares, forfeited due to the termination of service or reclassified to additional paid-in capital. Accordingly, no share-based liability remains as of April 1, 2011 or December 31, 2010. No awards were accounted for as share-based liabilities during the three months ended April 1, 2011

As of April 1, 2011, the Company’s outstanding equity awards for which compensation expense will be recognized in the future consist of time-based restricted stock units granted under the 2010 Incentive Plan and time-based restricted stock awards granted under the Pre-2010 Incentive Plans. The Company expects to record aggregate compensation expense of approximately $7.8 million, including an estimate of forfeitures, subsequent to April 1, 2011, over a weighted average period of 2.83 years, for all outstanding equity awards.

9. Employee Benefit Plans

U.K. Defined Benefit Pension Plan

The net periodic pension cost for the U.K. defined benefit pension plan includes the following components (in thousands):

	Three Months Ended
	April 1, 2011	April 2, 2010
Components of net periodic pension cost:
Interest cost	$375	$373
Expected return on plan assets	(391)	(360)
Amortization of loss	56	52

Net periodic pension cost	$40	$65

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF APRIL 1, 2011

(Unaudited)

Japan Defined Benefit Pension Plan

The net periodic pension cost for the Japan defined benefit pension plan includes the following components (in thousands):

	Three Months Ended
	April 1, 2011	April 2, 2010
Components of net periodic pension cost:
Service cost	$50	$47
Interest cost	7	6
Amortization of unrecognized transition obligation (asset)	19	17

Net periodic pension cost	$76	$70

10. Income Taxes

At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 27.0% in the determination of the estimated annual effective tax rate. The Company’s reported effective tax rate on income from operations of 20.0% for the three months ended April 1, 2011 differed from the expected Canadian federal statutory rate of 27.0% primarily due to the income earned in jurisdictions with varying tax rates, an increase in the Company’s liability for uncertain tax positions, and the release of a portion of the company’s valuation allowance.

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

The Company has not provided any income taxes or withholding taxes on the undistributed earnings of foreign subsidiaries as such earnings have been indefinitely reinvested in the business. In general, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

As of April 1, 2011, the Company’s gross unrecognized tax benefits totaled approximately $5.2 million, all of which, if recognized would favorably affect its effective tax rate. As of December 31, 2010, the Company’s gross unrecognized tax benefits totaled approximately $5.1 million, all of which, if recognized would favorably affect its effective tax rate. The Company is currently under examination in the United States for tax years from 2000 to 2008. It is reasonably possible that the U.S. examination for the periods from 2000 to 2008 will be completed during the next 12 months, which would result in a decrease of approximately $0 to $4.3 million in the Company’s balance of unrecognized tax benefits as a result of a settlement. The Company believes that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to its results of operations, financial position or cash flows.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2011 and December 31, 2010, the Company had approximately $1.7 million and $1.6 million, respectively, of accrued interest and penalties related to uncertain tax positions. During the three months ended April 1, 2011 and April 2, 2010, the Company recognized approximately $0.1 million and less than $0.1 million, respectively, in interest and penalties.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF APRIL 1, 2011

(Unaudited)

The Company files state and federal income tax returns in the United States and in foreign jurisdictions. Generally, the Company is no longer subject to United States federal, state or local, or foreign income tax examinations by tax authorities for the years before 2000 as these years have been effectively settled. Currently, the Company is under examination in the United States for tax years from 2000 to 2008. The Company’s income tax returns may be reviewed in the following countries and for the following periods under the appropriate statute of limitations: United States (2009-present), Canada (2004-present), United Kingdom (2007-present), China (2007-present), Japan (2005-present) and Germany (2007-present).

11. Restructuring, Restatement Related Costs and Other

The following table summarizes restructuring, restatement related costs and other expense in the accompanying consolidated statements of operations:

	Three Months Ended
	April 1, 2011	April 2, 2010
	(In thousands)
United Kingdom restructuring	$—	$(70)
Germany restructuring	135	51
Bedford restructuring	—	1

Restructuring charges	135	(18)
Restatement related costs and other charges	48	686

Total restructuring, restatement related costs and other charges	$183	$668

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

Germany Restructuring

As a result of restructuring programs undertaken in 2000 through 2004, and the subsequent sublease of the Company’s Munich, Germany facility within the Precision Motion and Technologies segment in May 2007 through the end of its lease term, the Company carried a $2.1 million accrual for the cost of this lease as of December 31, 2009. As noted above, the Company regularly reviews its assumptions with respect to excess space, including contractual lease payments and expected proceeds from the sublessor. During the year-ended December 31, 2009, the Company determined that it would no longer recover sublease payments from the subtenant. Accordingly, the previous estimate of future sublease payments was revised. As a result, the Company recorded an additional restructuring charge of $1.3 million during the year-ended

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF APRIL 1, 2011

(Unaudited)

December 31, 2009 related to revised sublease assumptions. The $0.1 million of expense recognized during the three months ended April 2, 2010 relates primarily to accretion charges recorded during the period. During the three months ended April 1, 2011, the Company recorded a $0.1 million restructuring charge related to revised future lease payment assumptions. As of April 1, 2011, cumulative expense related to this restructuring plan is $4.7 million. The remaining accrual of $1.4 million will be paid ratably over the remaining term of the lease, which expires in January 2013.

On July 23, 2009, the Company initiated certain restructuring activities to consolidate its German sales and distribution operations for the Precision Motion and Technologies segment located in Munich, Germany with those of Excel Technology Europe, located in Darmstadt, Germany. The Company’s lease obligations related to the facility in Darmstadt, Germany were acquired in connection with the Company’s acquisition of Excel in August 2008. These consolidation activities were completed in 2009, at a total cost of $0.2 million, which is comprised entirely of facility related charges including a lease termination fee, required remaining lease payments and move related costs. Of the total restructuring charge of $0.2 million incurred during the year-ended December 31, 2009, $0.1 million was paid prior to December 31, 2009. The remaining $0.1 million was paid during the three months ended April 2, 2010.

Novi Restructuring

In the second quarter of 2008, the Company implemented a plan to close its Novi, Michigan facility, which provided U.S. sales, applications and service support to a product line included in the Company’s Laser Products segment. The Novi facility was consolidated within the Company’s Bedford, Massachusetts facility. In connection with this action, the Company recorded a restructuring charge of $1.4 million during the year ended December 31, 2008, consisting of $0.7 million for employee severance costs and $0.7 million in lease abandonment and related costs. The majority of the employee severance payments were made in 2008, and the remaining amounts were paid in 2009. The lease costs are being paid ratably over the duration of the lease, which ends in 2012.

Restatement Related Costs and Other Charges

During the three months ended April 1, 2011 and April 2, 2010, the Company incurred costs for professional services performed in connection with the restatement of the Company’s previously issued financial statements as reported in its Annual Report on Form 10-K for the year-ended December 31, 2008 and its Quarterly Report on Form 10-Q for the quarter ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal Foreign Corrupt Practices Act (“FCPA”) investigation. These costs are charged to expense as incurred and are included in the Company’s restructuring, restatement related costs and other charges for the respective periods in the accompanying consolidated statements of operations. The costs incurred were $0.1 million and $0.7 million for the three months ended April 1, 2011 and April 2, 2010, respectively.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activity related to the Company’s restructuring charges recorded on the accompanying consolidated balance sheets (in thousands):

Balance at December 31, 2010	$1,566
Restructuring charges (benefits), net	135
Cash payments	(231)
Non-cash write-offs or other adjustments	97

Balance at April 1, 2011	$1,567

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF APRIL 1, 2011

(Unaudited)

As of April 1, 2011 and December 31, 2010, $0.7 million and $0.8 million, respectively, of accrued restructuring charges were included in long-term liabilities classified as accrued restructuring, net of current portion in the accompanying consolidated balance sheets. The current portion of accrued restructuring charges is included in other accrued expenses. See Note 6 to Consolidated Financial Statements.

12. Commitments and Contingencies

Operating Leases

The Company leases certain equipment and facilities under operating lease agreements. Such operating leases are described in Note 14 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011. There have been no material changes to the Company’s operating leases or other commitments through April 1, 2011 from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011.

Line of Credit

As of April 1, 2011 and December 31, 2010, the Company had an outstanding line of credit to secure standby letters of credit that were issued for certain facility operating leases, customer prepayments, warranty obligations, customs duties and bid bonds. The total amount available under the line of credit is approximately 500,000€, of which 271,597€ and 429,869€ was available at April 1, 2011 and December 31, 2010, respectively.

Legal Proceedings

The Company’s French subsidiary, GSI Lumonics SARL (“Lumonics”), is subject to a claim by a customer, SCGI, that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. During the third quarter of 2005, GSI France, parent of Lumonics, filed for bankruptcy protection, which was granted by the French court on July 7, 2005. On April 18, 2006, the court fixed SCGI’s claim against Lumonics at 598,079 Euros, plus court costs and expert fees of 85,945 Euros. SCGI accepted the court’s determination and demanded that the Liquidator bring an action in the United Kingdom against GSI Group Ltd., the parent corporation of GSI France. On May 6, 2011 GSI Group Ltd. was served with a summons from the official receiver of Lumonics. The summons demands that GSI Group Ltd. and the Company’s German subsidiary, GSI Lumonics GmbH, appear in a French court dealing with Trade Disputes. The summons is an attempt by the receiver to hold the Company’s U.K. and German subsidiaries responsible for claims against Lumonics. The Company is investigating the matter but currently does not believe a loss is probable. Accordingly, nothing has been accrued in the Company’s accompanying consolidated financial statements with respect to this claim.

On December 12, 2008, in connection with the delayed filing of its results for the quarter ended September 26, 2008, and the announcement of a review of revenue transactions, a putative shareholder class action alleging federal securities violations was filed in the United States District Court for the District of Massachusetts (“U.S. District Court”) against the Company, a former officer and a then-current officer and director. The complaint alleged that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and sought recovery of damages in an unspecified amount. In May 2010, the parties reached an agreement in principle to settle the litigation. The settlement covered purchasers of the common stock of the Company between February 27, 2007 and June 30, 2009. On February 22, 2011, the U.S. District Court entered an order granting final approval of the settlement in the putative shareholder class action. The Company’s contribution to the settlement amount was limited to the Company’s self-insured retention under its directors and officers liability insurance policy.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF APRIL 1, 2011

(Unaudited)

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

On May 13, 2010, the SEC filed a proof of claim in an indeterminate amount for penalties, disgorgement, and prejudgment interest arising from possible violations of the federal securities laws. As noted below, the SEC has been conducting a formal investigation into certain pre-bankruptcy transactions and practices involving the Company and sent a “Wells Notice” to the Company on September 16, 2010. Based on its investigation, the SEC indicated in its proof of claim that it may file a civil action against the Company in an appropriate forum. The Company is unable to predict the outcome of this matter but, as noted below, the Company is cooperating fully with the SEC’s investigation.

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

Settlement of SEC Investigation

On May 16, 2011, the Company agreed to settle with the SEC, without admitting or denying the findings of the SEC, by consenting to the entry of an administrative order that requires the Company to cease and desist from committing or causing any violations and any future violations of the reporting, books and records, and internal controls provisions of the Securities Exchange Act of 1934. The SEC did not charge the Company with fraud nor did the SEC require the Company to pay a civil penalty or other money damages as part of the settlement. The settlement results from the conclusion of an investigation that began on May 14, 2009 when the SEC notified the Company that it was conducting a formal investigation relating to its historical accounting practices and the restatement of its historical consolidated financial statements. The settlement completely resolves the SEC investigation as it relates to the Company.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF APRIL 1, 2011

(Unaudited)

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

There was no concentration of credit risk related to the Company’s position in trade accounts receivable as of either April 1, 2011 or December 31, 2010. No individual customer represented 10% or more of the Company’s outstanding accounts receivable as of April 1, 2011 or December 31, 2010. Credit risk with respect to trade accounts receivable is generally minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion.

Certain of the components and materials included in the Company’s laser systems and optical products are currently obtained from single source suppliers. There can be no assurance that a disruption of this outside supply would not create substantial manufacturing delays and additional cost to the Company.

The Company’s operations involve a number of other risks and uncertainties including, but not limited to, the cyclicality of the semiconductor and electronics markets, the effects of general economic conditions, rapidly changing technology, and international operations. Additionally, the sales of some of the Company’s individual product lines, particularly its laser businesses, are attributable to orders received from governmental entities or research institutions whose budgeting and funding cycles may be different from those of the Company’s commercial and industrial customers.

13. Segment Information

Reportable Segments

The Company operates in three reportable segments: Laser Products, Precision Motion and Technologies and Semiconductor Systems. The Company’s chief operating decision maker is the Chief Executive Officer. As a result of the Chief Executive Officer’s reassessment of the Company’s operating and reporting structure, the Company realigned the structure of its internal organization into three distinct operating divisions, each reporting to a separate divisional manager, during the three months ended April 1, 2011. Consequently, the realignment caused the composition of the Company’s reportable segments to change during the three months ended April 1, 2011, with the exception of the Semiconductor Systems segment. The Semiconductor Systems segment has remained unchanged from prior periods. The new structure allows the Company to prioritize its investments, align its resources to meet the demands of the markets the Company serves, optimize business performance and maximize opportunities for collaboration and synergy within each segment. The Company evaluates the performance of and allocates resources to its segments based on sales and gross profit. The Company’s reportable segments have been identified based on commonality of end markets, customers and technologies amongst the Company’s individual product lines, which is consistent with the Company’s operating structure and associated management structure. The Company’s reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented. The Company’s reportable segments and their principal activities consist of the following:

Laser Products

The Laser Products segment designs, manufactures, and markets photonics-based solutions, consisting of lasers and laser-based systems, to customers worldwide. The Laser Products segment provides the industrial, scientific, medical, packaging, aerospace and homeland security markets with applications that include cutting, welding, drilling, micro-machining, scientific research, remote sensing, surface marking, and deep engraving of metal and plastic parts. Many of the products are customized for the customer. The Laser Products segment sells these products both directly utilizing a highly technical sales force and indirectly through resellers and distributors.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF APRIL 1, 2011

(Unaudited)

Precision Motion and Technologies

The Precision Motion and Technologies segment designs, manufactures and markets air bearing spindles, encoders, precision motion devices, thermal printers, and light and color measurement systems to customers worldwide. The majority of these products are based on the segment’s core competencies in precision motion and motion control technologies. The vast majority of the segment’s product offerings are sold to original equipment manufacturers (“OEM’s”). These products are used in the electronics, aerospace, materials processing, data storage, imaging and other light industrial markets. The Precision Motion and Technologies segment sells these products both directly utilizing a highly technical sales force and indirectly through resellers and distributors.

Semiconductor Systems

The Semiconductor Systems segment designs, develops and sells production systems that process semiconductor wafers using laser beams and high precision technology. The systems manufactured by the Company’s Semiconductor Systems segment are sold to integrated device manufacturers and wafer processors. The Semiconductor Systems segment’s systems perform laser-based processing on all of the following types of semiconductors: general wafers used for logic or memory purposes, dynamic random access memory (DRAM, “Not And” or NAND) chips and high performance analog chips.

Reportable Segment Financial Information

	Three Months Ended
	April 1, 2011	April 2, 2010
	(In thousands)
Sales
Laser Products
External	$30,696	$28,444
Intersegment	531	268
Precision Motion and Technologies
External	50,628	39,500
Intersegment	231	190
Semiconductor Systems
External	10,534	46,671
Intersegment	—	—
Intersegment sales elimination	(762)	(458)

Total	$91,858	$114,615

	Three Months Ended
	April 1, 2011	April 2, 2010
	(In thousands)
Gross Profit
Laser Products
External	$10,795	$10,936
Intersegment	308	154
Precision Motion and Technologies
External	23,947	20,592
Intersegment	120	88
Semiconductor Systems
External	5,152	17,510
Intersegment	—	—
Intersegment gross profit elimination	(428)	(242)

Total	$39,894	$49,038

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF APRIL 1, 2011

(Unaudited)

The Company reports operating expenses and assets on a consolidated basis to the chief operating decision maker.

14. Related Party Transactions

K. Peter Heiland, a member of the Company’s Board of Directors since July 23, 2010, is the owner and manager of JEC II Associates, LLC, a privately held investment company and a significant shareholder of the Company, and is the founder and President of Integrated Dynamics Engineering Gmbh (“IDE”). IDE is a developer and manufacturer of vibration control products, magnetic field compensation systems, acoustic enclosures and robotics. During the three months ended April 1, 2011, the Company’s Semiconductor Systems segment purchased subassemblies from IDE on terms no more favorable than similar transactions with other of the Company’s suppliers.

Michael Katzenstein, Chief Restructuring Officer of the Company since December 14, 2010 and from May 6, 2010 through July 23, 2010, and principal executive officer and member of the Company’s Board of Directors from July 23, 2010 through December 14, 2010, is employed by FTI Consulting, Inc. (“FTI”). The Company engaged FTI in May 2010 to provide for the services of Mr. Katzenstein and certain other temporary employees and management services to support Mr. Katzenstein in his role. Mr. Katzenstein reports directly to the Board of Directors. The Company has a separate arrangement with another segment of FTI, which commenced in November 2009, to provide certain accounting and financial reporting services. This segment of FTI reports directly to the Board of Directors. As a result of these arrangements, the Company incurred fees owed to FTI for services rendered during the three months ended April 1, 2011.

Byron O. Pond, a member of the Company’s Board of Directors, is also on the Board of Directors and a shareholder of ECRM, Inc. ECRM, Inc. is a manufacturer of laser-based systems used by the printing and publishing industry and a customer of the Company. Additionally, Richard B. Black, the Chairman of the Company prior to the Company’s emergence from Chapter 11 bankruptcy protection on July 23, 2010, is the President and Chief Executive Officer of ECRM, Inc. All sales to ECRM, Inc. were made pursuant to the Company’s standard contract terms and conditions. The transactions with ECRM, Inc. during the three months ended April 1, 2011 were on terms and conditions that were consistent with similar transactions consummated in previous periods and reviewed by the Nominating and Corporate Governance Committee of the Company’s Board of Directors. The Nominating and Corporate Governance Committee determined that transactions between the Company and ECRM, Inc. were on terms no more favorable than similar transactions with other customers.

Prior to the Company’s emergence from bankruptcy on July 23, 2010, Sumitomo Heavy Industries Ltd. (“Sumitomo”), was a significant shareholder of the Company. The Company has recorded sales to and raw material purchases from Sumitomo. The transactions with Sumitomo were on terms believed to be no more or less favorable than similar transactions with other customers and suppliers.

The following table summarizes the related party transactions in the consolidated statements of operations (in thousands):

	Three Months Ended
	April 1, 2011	April 2, 2010
Sales to ECRM, Inc.	$3	$22
Sales to Sumitomo Heavy Industries Ltd.	*	503
Purchases from Sumitomo Heavy Industries Ltd.	*	—
Purchases from Integrated Dynamics Engineering Gmbh	85	17
Services from FTI Consulting, Inc.**	1,405	*

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF APRIL 1, 2011

(Unaudited)

*	Not a related party during this period.
**	For the three months ended April 1, 2011, approximately $0.8 million relates to the accounting and financial reporting services and approximately $0.6 million relates to the chief restructuring officer and related services.

The following table summarizes the related party transactions on the consolidated balance sheets (in thousands):

	April 1, 2011	December 31, 2010
Accounts receivable from ECRM, Inc.	$27	$45
Accounts receivable from Sumitomo Heavy Industries Ltd.	*	182
Accounts payable to Sumitomo Heavy Industries Ltd.	*	—
Accounts payable to Integrated Dynamics Engineering Gmbh	3	88
Accounts payable to FTI Consulting, Inc.**	622	1,000

*	Not a related party during this period.
**	As of April 1, 2011, approximately $0.3 million relates to the accounting and financial reporting services and approximately $0.3 relates to the chief restructuring officer and related services. As of December 31, 2010, approximately $0.9 million relates to the accounting and financial reporting services and approximately $0.1 relates to the chief restructuring officer and related services.

15. Subsequent Events

Settlement of SEC Investigation

On May 16, 2011, the Company agreed to settle with the SEC, without admitting or denying the findings of the SEC, by consenting to the entry of an administrative order that requires the Company to cease and desist from committing or causing any violations and any future violations of the reporting, books and records, and internal controls provisions of the Securities Exchange Act of 1934. The SEC did not charge the Company with fraud nor did the SEC require the Company to pay a civil penalty or other money damages as part of the settlement. The settlement completely resolves the SEC investigation as it relates to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases; anticipated sales performance; industry trends; market conditions; changes in accounting principles and changes in actual or assumed tax liabilities; expectations regarding tax exposure; anticipated reinvestment of future earnings; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and dispositions and anticipated benefits from prior acquisitions; anticipated outcomes of the SEC investigation and legal proceedings and litigation matters; and anticipated use of currency hedges. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and elsewhere in such Annual Report on Form 10-K. In this Quarterly Report on Form 10-Q, the words “anticipates”, “believes”, “expects”, “intends”, “future”, “could”, “estimates”, “plans”, “would”, “should”, “potential”, “continues”, and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Accounting Period

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “our”) interim financial statements are prepared on a quarterly basis ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31st.

Business Overview

We design, develop, manufacture and sell laser-based solutions (consisting of lasers and laser systems), precision motion control devices and associated precision technologies, and semiconductor systems. Our customers incorporate our technology into their products or manufacturing processes for a wide range of applications in a variety of markets, including: industrial, electronics, medical, semiconductor, scientific, and aerospace. Our products enable customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications. Our products are grouped into three segments: Laser Products, Precision Motion and Technologies, and Semiconductor Systems. We strive to create shareholder value through:

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

We realigned the structure of our internal organization during the quarter ended April 1, 2011 in a manner that caused the composition of our reportable segments to change to the following three strategic operating segments: Laser Products, Precision Motion and Technologies and Semiconductor Systems. Our reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented.

The Laser Products segment designs, manufactures, and markets photonics-based solutions, consisting of lasers and laser-based systems, to customers worldwide. This segment serves highly demanding photonics based applications such as cutting, welding, marking, engraving, micro-machining, and scientific research. The Precision Motion and Technologies segment designs, manufactures and markets air bearing spindles, encoders, thermal printers, precision motion devices, and light and color measurement systems to customers worldwide. The vast majority of this segment’s product offerings are sold to original equipment manufacturers (“OEM’s”) based on the segment’s core competencies in precision motion and motion control technologies. The Semiconductor Systems segment designs, develops and sells production systems that process semiconductor wafers using laser beams and high precision motion technology. The systems we manufacture are sold to integrated device manufacturers and wafer processors. The systems perform laser-based processing on all of the following types of semiconductors: general wafers used for logic or memory purposes, dynamic random access memory (DRAM, “Not And” or NAND) chips and high performance analog chips.

Strategy

We strive to expand our presence in the markets we serve both through profitable organic growth and strategic acquisitions. This strategy led to our acquisition of Excel Technologies, Inc. (“Excel”) in the third quarter of 2008. The acquisition of Excel represented a major step in our effort to penetrate attractive markets that depend on photonics-based solutions. The acquisition also allowed our Laser Products and Precision Motion and Technologies segments to expand our presence in several markets. Our primary focus in the near term will be on the implementation of significant productivity initiatives, the continued development and introduction of new products identifying new market opportunities for new and existing products, and refocusing the product platforms to drive profitable growth. In addition, we may explore potential divestments of non-strategic businesses.

Significant Events

NASDAQ Listing

On February 9, 2011, our common shares were approved for listing on The NASDAQ Global Select Market. Our common shares began trading on The NASDAQ Global Select Market on February 14, 2011 under the symbol “GSIG”. As a result of the NASDAQ listing, we no longer incur an additional 2% per annum interest penalty relating to the reporting default obligation on our outstanding debt.

Hiring of Chief Financial Officer

On February 10, 2011, we entered into an employment agreement with Robert Buckley to serve as our Chief Financial Officer which became effective on March 31, 2011. Mr. Buckley succeeded Glenn Davis, who served as our principal financial officer since April 2010.

Settlement of Class Action

On February 22, 2011, the United States District Court for the District of Massachusetts entered an order granting final approval of the previously announced settlement in the putative shareholder class action entitled Wiltold Trzeciakowski, Individually and on behalf of all others similarly situated v. GSI Group Inc., Sergio Edelstein, and Robert Bowen, Case No. 08-cv-12065 (GAO), filed on December 12, 2008. Our contribution to the settlement amount was limited to our self-insured retention under our directors and officers liability policy. As a result of the court’s final approval of the settlement, 993,743 shares of our common stock that were placed in a reserve account and held in escrow for the benefit of the holders of Section 510(b) claims, as defined, were released to our shareholders entitled to such shares.

Settlement of SEC Investigation

On May 16, 2011, the Company agreed to settle with the SEC, without admitting or denying the findings of the SEC, by consenting to the entry of an administrative order that requires the Company to cease and desist from committing or causing any violations and any future violations of the reporting, books and records, and internal controls provisions of the Securities Exchange Act of 1934. The SEC did not charge the Company with fraud nor did the SEC require the Company to pay a civil penalty or other money damages as part of the settlement. The settlement results from the conclusion of an investigation that began on May 14, 2009 when the SEC notified the Company that it was conducting a formal investigation relating to its historical accounting practices and the restatement of its historical consolidated financial statements. The settlement completely resolves the SEC investigation as it relates to the Company.

Overview of Financial Results

As a result of our filing and emergence from bankruptcy, our financial results in 2011 and 2010 differ significantly from each other and from those in prior periods. During the three months ended April 1, 2011, we reported net income of

$6.2 million, compared to net income of $6.0 million during the three months ended April 2, 2010. Overall sales for the first quarter of fiscal 2011 decreased $22.8 million compared to the first quarter of 2010 primarily as a result of $41.4 million of revenue recognized in our Semiconductor Systems segment in the first quarter of 2010 as compared to $0.4 million in the first quarter of 2011 that had been deferred from orders placed by customers prior to 2009, but had not been recognized in the period in which the order was shipped due to previously undelivered elements or unresolved commitments. The revenue related to these orders was recognized once the final deliverables or commitments were resolved. Gross profit on these sales was $17.4 million and $0.2 million for the three months ended April 2, 2010 and April 1, 2011, respectively.

Our operating results during the three months ended April 2, 2010 included bankruptcy reorganization items totaling $9.6 million, with no comparable amounts in 2011. Included in our operating results for the three months ended April 1, 2011 are other non-recurring items, including a charge of $0.2 million in connection with restructuring, restatement related costs, and other expenses, compared to $0.7 million during the three months ended April 2, 2010. In addition, our interest expense decreased from $5.8 million during the three months ended April 2, 2010 compared to $3.7 million during the three months ended April 1, 2011 as a result of our emergence from bankruptcy and subsequent decrease in outstanding debt, which was reduced from $210.0 million to $107.0 million during the third quarter of 2010.

Results of Operations for the Three Months Ended April 1, 2011 Compared with the Three Months Ended April 2, 2010

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	April 1, 2011	April 2, 2010
	(Unaudited)	(Unaudited)
Sales	100.0%	100.0%
Cost of goods sold	56.6	57.2

Gross profit	43.4	42.8

Operating expenses:
Research and development and engineering	8.9	6.4
Selling, general and administrative	21.0	15.3
Amortization of purchased intangible assets	1.1	1.0
Restructuring, restatement related costs and other	0.2	0.6
Post-emergence professional fees	0.1	0.0

Total operating expenses	31.3	23.3

Income from operations	12.1	19.5
Interest income	0.0	0.0
Interest expense	(4.0)	(5.1)
Foreign exchange transaction gains (losses), net	(0.7)	0.3
Other income (expense), net	1.1	0.6

Income from operations before reorganization items and income taxes	8.5	15.3
Reorganization items	(0.0)	(8.4)

Income from operations before income taxes	8.5	6.9
Income tax provision	1.7	1.7

Consolidated net income	6.8	5.2
Less: Net income attributable to noncontrolling interest	0.0	0.0

Net income attributable to GSI Group Inc.	6.8%	5.2%

Sales

The following table sets forth external sales by business segment for the periods noted (dollars in thousands):

	Three Months Ended
	April 1, 2011	April 2, 2010	Increase (Decrease)	Percentage Change
Laser Products	$30,696	$28,444	$2,252	7.9%
Precision Motion and Technologies	50,628	39,500	11,128	28.2%
Semiconductor Systems	10,534	46,671	(36,137)	(77.4)%

Total	$91,858	$114,615	$(22,757)	(19.9)%

Sales of the various product lines that comprise our Laser Products segment increased by $2.3 million, or 7.9%, from $28.4 million during the three months ended April 2, 2010 to $30.7 million for the three months ended April 1, 2011. Sales increased among most of the laser product lines due to stronger demand, primarily in fiber lasers and our laser systems for the scientific and industrial markets.

Sales of the various product lines that comprise our Precision Motion and Technologies segment increased by $11.1 million, or 28.2%, from $39.5 million during the three months ended April 2, 2010 to $50.6 million for the three months ended April 1, 2011. The sales increase was largely the result of strong growth in our precision motion devices and air bearing spindles components businesses, which serve a variety of industries including electronics, industrial, medical, and scientific markets.

Semiconductor Systems segment sales transactions are generally multiple element arrangements that are accounted for in accordance with the provisions of Accounting Standards Codification (“ASC”) 605-25, “Multiple Element Arrangements”. Due to the multiple element nature of Semiconductor Systems segment sales transactions, revenue recognized in any given period may not correspond to shipments. Semiconductor Systems segment revenues decreased by $36.1 million, or 77.4%, from $46.7 million during the three months ended April 2, 2010, to $10.5 million during the three months ended April 1, 2011. Sales for the first quarter of fiscal 2010 included $41.4 million that had been deferred from orders placed by customers prior to 2009, but had not been recognized in the period in which the order was shipped due to previously undelivered elements or unresolved commitments. The final remaining $0.4 million of revenue deferred on these orders was recognized in the first quarter of 2011.

Gross Profit

The following table sets forth the external gross profit and external gross profit percentage for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	April 1, 2011	April 2, 2010
Gross profit:
Laser Products	$10,795	$10,936
Precision Motion and Technologies	23,947	20,592
Semiconductor Systems	5,152	17,510

Total	$39,894	$49,038

Gross profit percentages:
Laser Products	35.2%	38.4%
Precision Motion and Technologies	47.3%	52.1%
Semiconductor Systems	48.9%	37.5%

Total	43.4%	42.8%

Gross profit as a percentage of sales can be influenced by a number of factors, including product mix, pricing from competitors, manufacturing efficiencies and utilization, volume, costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, at any particular time.

During the three months ended April 1, 2011, gross profit of the Laser Products segment decreased by $0.1 million, or 1.3%, from $10.9 million during the three months ended April 2, 2010 to $10.8 million during the three months ended April 1, 2011. The Laser Products segment’s gross profit margin was 35.2% during the three months ended April 1, 2011, compared with a gross profit margin of 38.4% during the three months ended April 2, 2010. The overall decrease in gross profit and gross profit percentages was primarily attributable to product mix and production inefficiencies, which offset the 7.9% increase in gross external sales.

During the three months ended April 1, 2011, gross profit of the Precision Motion and Technologies segment increased by $3.4 million, or 16.3%, from $20.6 million during the three months ended April 2, 2010 to $23.9 million during the three months ended April 1, 2011, primarily driven by the overall 28.2% increase in gross sales. The Precision Motion and Technologies segment’s gross profit margin was 47.3% during the three months ended April 1, 2011, compared with a gross profit margin of 52.1% during the three months ended April 2, 2010. The overall decrease in gross profit margin was primarily attributable to product mix in several of our product lines, including a decrease in sales of our higher margin data storage business and some production inefficiencies, which combined to offset the 28.2% increase in gross external sales.

During the three months ended April 1, 2011, gross profit of the Semiconductor Systems segment decreased by $12.4 million, or 70.6%, from $17.5 million during the three months ended April 2, 2010 to $5.2 million during the three months ended April 1, 2011, primarily as a result of the impact of the $41.4 million of revenue recognized in the first quarter of 2010 related to orders received prior to 2009, as compared to the final remaining $0.4 million recognized in the first quarter of 2011. Gross profit on these sales was $17.4 million and $0.2 million for the three months ended April 2, 2010 and April 1, 2011, respectively. The Semiconductor System segment’s gross profit margin was 48.9% during the three months ended April 1, 2011, compared with a gross profit margin of 37.5% during the three months ended April 2, 2010. The increase in the Semiconductor Systems segment gross profit margin was primarily attributable to higher utilization and absorption (exclusive of the impact of the $41.4 million of revenue recognized from orders placed and shipped prior to 2009), and favorable product mix in the first quarter of 2011 compared to an unfavorable mix in the first quarter of 2010.

Operating Expenses

	Three Months Ended
	April 1, 2011	April 2, 2010	Increase (Decrease)	Percentage Change
Research and development and engineering	8,171	7,365	$806	10.9%
Selling, general and administrative	19,268	17,572	1,696	9.7%
Amortization of purchased intangible assets	992	1,128	(136)	(12.1)%
Restructuring, restatement related costs and other	183	668	(485)	(72.6)%
Post-emergence professional fees	139	—	139	100.0%

Total	$28,753	$26,733	$2,020	7.6%

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of labor and other employee-related expenses. R&D expenses were $8.2 million, or 8.9% of sales, during the three months ended April 1, 2011 compared with $7.4 million, or 6.4% of sales, during the three months ended April 2, 2010. R&D expenses, in terms of total dollars, increased as a result of increased headcount and higher project spending for development of new products and technologies, while the increase in terms of percentage of sales was primarily due to the decrease in overall sales. We believe that the development and market introduction of new products and the enhancement of existing products are essential to our success. Accordingly, during 2011, we continue to invest in the development of new products across all three of our segments.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management, and includes personnel related costs, commissions, advertising, legal, tax, accounting and other professional fees. SG&A expenses were $19.3 million during the three months ended April 1, 2011, representing 21.0% of sales compared to $17.6 million, or 15.3% of sales, during the three months ended April 2, 2010. SG&A expenses, in terms of total dollars, increased primarily as a result of an increase in legal, tax, financial and accounting related consulting and professional fees associated with our financial statement close and reporting process. SG&A increased as a percentage of sales due to the increased professional fees and decrease in overall sales for the reasons previously discussed.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold, was $1.0 million, or 1.1% of sales, during the three months ended April 1, 2011, compared with $1.1 million, or 1.0% of sales, during the three months ended April 2, 2010. The decrease in terms of total dollars was due to the completion of amortization of certain intangibles during the second half of 2010, and the increase as a percentage of sales was due to the decrease in overall sales for the reasons previously discussed.

Restructuring, Restatement Related Costs and Other

We recorded restructuring, restatement related costs and other charges of $0.2 million and $0.7 million during the three months ended April 1, 2011 and April 2, 2010, respectively.

Restructuring Charges

During the three months ended April 1, 2011, we recorded a $0.1 million restructuring charge related to revised assumptions for our abandoned lease at a German facility, with no comparable amount for the three months ended April 2, 2010.

Restatement Related Costs and Other

During the three months ended April 1, 2011 and April 2, 2010, we incurred costs related to third parties for professional services performed in connection with the restatement of our previously issued financial statements as reported in our Form 10-K for the year-ended December 31, 2008 and our Form 10-Q for the quarter ended September 26, 2008, including, the United States Securities and Exchange Commission (“SEC”) investigation, certain shareholder actions and the internal Foreign Corrupt Practices Act (“FCPA”) investigation. These costs totaled $0.1 million during the three months ended April 1, 2011, primarily related to legal fees associated with the SEC investigation, as compared to $0.7 million during the three months ended April 2, 2010, primarily related to legal fees associated with the SEC investigation and accounting and tax fees associated with the restatement of our previously issued financials

Interest Income, Interest Expense, Foreign Exchange Transaction Gains (Losses), Net and Other Income (Expense), Net

	Three Months Ended
	April 1, 2011	April 2, 2010	Increase (Decrease)	Percentage Change
Interest income	$20	$25	$(5)	(20.0)%
Interest expense	(3,670)	(5,808)	2,138	(36.8)%
Foreign exchange transactions gains (losses), net	(692)	369	(1,061)	(287.5)%
Other income (expense), net	1,030	605	425	70.2%

Total	$(3,312)	$(4,809)	$1,497	(31.1)%

Interest Expense

Interest expense was $3.7 million during the three months ended April 1, 2011, as compared to interest expense of $5.8 million during the three months ended April 2, 2010. The decrease in interest expense was attributable to the reduction of our debt from $210.0 million to $107.0 million as part of our emergence from bankruptcy in the third quarter of 2010. The decrease in interest expense was partially offset by a higher interest rate on the $107.0 million debt. In addition, during the three months ended April 1, 2011 we incurred $0.4 million of non-cash interest expense of which $0.3 million was related to reporting default PIK interest of 2% on the new debt and $0.1 million was related to the amortization of deferred financing costs, with no comparable amounts for the three months ended April 2, 2010.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange currency transaction losses, net, were $0.7 million during the three months ended April 1, 2011, compared to net gains of $0.4 million during the three months ended April 2, 2010 due to the weakening of the U.S. dollar against several foreign currencies in the first quarter of 2011 as compared to the first quarter of 2010.

Other Income (Expense), Net

Other income (expense), net, was $1.0 million during the three months ended April 1, 2011, compared to $0.6 million during the three months ended April 2, 2010. During the three months ended April 1, 2011, we recognized $1.0 million in earnings on our equity investment. During the three months ended April 2, 2010, we recognized a $0.3 million gain on the sale of a portion of our auction rate securities, $0.2 million in earnings on our equity investment and $0.1 million of other income.

Reorganization Items

Reorganization items represent expense or income amounts that are recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items, comprised of professional fees totaling $9.6 million, were incurred during the three months ended April 2, 2010 with no comparable amount for the three months ended April 1, 2011. See Note 2 to Consolidated Financial Statements.

Income Taxes

The effective tax rate on income from operations for the three months ended April 1, 2011 was a provision of 20.0% compared to a provision of 23.2% on income from operations for the three months ended April 2, 2010. The effective tax rate for the three months ended April 1, 2011 reflects our estimated annual effective tax rate and differs from the Canadian Statutory rate of 27% primarily due to the income earned in jurisdictions with varying tax rates, an increase in our liability for uncertain tax positions, and the release of a portion of our valuation allowance.

Liquidity and Capital Resources

On November 20, 2009, our holding company, GSI Group Inc. (“GSIG”), and two of our wholly-owned United States subsidiaries, GSI Group Corporation (“GSI US”) and MES International, Inc. (“MES” and, collectively with GSIG and GSI US, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

Upon our emergence from bankruptcy on July 23, 2010, GSI US issued $107.0 million of 12.25% Senior Secured PIK Election Notes, which mature in July 2014 (“New Notes”). Interest accrues on the New Notes at a rate of 12.25% per year and is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2010. We may elect to pay the interest in cash, or, under certain conditions, by increasing the principal amount of the New Notes or issuing additional notes on the same terms and conditions as the existing New Notes (“PIK”). However, we are required to pay cash interest if our fixed charge coverage ratio is greater than 1.75 to 1.00. The interest rate on the New Notes may be increased upon certain defaults, as defined in the New Indenture. Interest PIK notes issued and PIK payments in lieu of cash payments accrue at a rate of 13%. If the New Notes remain outstanding until their scheduled maturity date in 2014, annual interest expense on the New Notes would be approximately $13.2 million per year from 2011 to 2013 and $7.5 million in 2014. Cash paid for interest on the New Notes was $3.3 million for the three months ended April 1, 2011. The New Notes may be repaid at any time without penalty.

As a result of our emergence from bankruptcy, the associated restructuring of our debt obligations, and our current level of business activity, we believe we will have sufficient liquidity to fund our operations through at least the end of 2012. However, our ability to make payments on or to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future and have access to capital markets. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We or our affiliates may from time to time refinance, retire or repurchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers, redemptions under the terms of our outstanding debt or otherwise. Such refinancing, repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and could have a material effect on the trading market for such debt and on our liquidity, cash flows and capital commitments and resources. We may need to refinance all or a portion of our indebtedness before it matures, including the New Notes on or before their maturity in 2014. Under the terms of the indenture governing the New Notes (the “New Indenture”), GSI US may obtain a working capital facility of up to $40 million with the consent of the noteholders, whose consent cannot be unreasonably withheld. To the extent the aggregate principal amount of the outstanding indebtedness under the working capital facility exceeds $20 million, or upon certain asset sales, GSIG or GSI US will be required to offer to use such excess working capital proceeds or excess net proceeds, as applicable, to make an offer to purchase a portion of the New Notes at 100% of the principal amount thereof. We cannot assure you that we will be able to refinance any of our indebtedness, including the New Notes, on commercially reasonable terms or at all. See “Risks Relating to Our Common Shares and Our Capital Structure—To service our indebtedness and fund our operations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 30, 2011.

As a result of the non-timely filing of our Annual Reports on Form 10-K for the years ended December 31, 2008 and 2009 and our Quarterly Reports on Form 10-Q for the quarters ended September 26, 2008, April 3, 2009, July 3, 2009, October 2, 2009, April 2, 2010, July 2, 2010 and October 1, 2010 with the SEC, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until January 1, 2012 so long as we remain timely in our SEC reporting obligations. While we may use Form S-1 to raise capital or complete acquisitions, the use of Form S-1 could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Cash Flows for Three Months Ended April 1, 2011 and April 2, 2010

Cash and cash equivalents totaled $61.3 million at April 1, 2011, compared to $56.8 million at December 31, 2010. The increase in cash and cash equivalents is primarily related to stronger sales and improvements in collections.

Cash provided by operating activities during the three months ended April 1, 2011 was $5.6 million, compared to $15.0 million during the three months ended April 2, 2010, a decrease of $9.4 million. The decrease in cash provided by operating activities was primarily attributable to the following factors:

•

For the three months ended April 1, 2011, we recorded consolidated net income of $6.3 million, compared to $6.0 million during the three months ended April 2, 2010, before non-cash adjustments to reconcile net income to net cash from operating activities. Non-cash adjustments to reconcile net income to cash provided by operating activities totaled $5.8 million for the three months ended April 1, 2011, compared to $5.4 million for the three months ended April 2, 2010.

•

Cash used in operations as a result of net changes in our operating assets and liabilities totaled $6.5 million during the three months ended April 1, 2011, compared to cash provided by operations of $3.5 million during the three months ended April 2, 2010 and included the following items:

•

An increase in our inventory balance during the three months ended April 1, 2011 resulted in a use of cash of $3.8 million, compared to a use of cash of $1.5 million during the three months ended April 2, 2010.

•

The net change to deferred revenue and related deferred cost of goods sold resulted in a $1.2 million use of cash during the three months ended April 1, 2011, compared to $16.1 million during the three months ended April 2, 2010, a net change of $14.9 million.

•

A net decrease in accounts payable and accrued expenses resulted in a $1.4 million use of cash during the three months ended April 1, 2011, compared to a net increase in accounts payable and accrued expenses that provided cash of $17.7 million during the three months ended April 2, 2010. The increase in accounts payable and accrued expenses in 2010 was due to the deferral of payments on certain of our liabilities while we were in bankruptcy, including the interest payments on our $210.0 million debt.

•	There were no tax refunds during the three months ended April 1, 2011, compared to $1.5 million during the three months ended April 2, 2010.

Cash used in investing activities was $1.2 million during the three months ended April 1, 2011, compared to cash provided by investing activities of $2.0 million during the three months ended April 2, 2010 and included the following items:.

•	We used $1.2 million of cash during the three months ended April 1, 2011 for capital expenditures, compared to $0.7 million during the three months ended April 2, 2010.

•

We sold $3.0 million in par value auction rate securities for proceeds of $2.7 million during the three months ended April 2, 2010, with no comparable amount during the three months ended April 1, 2011.

We did not have any cash related financing activities in the three months ended April 1, 2011 or April 2, 2010.

In addition to cash flows from operating and investing activities, exchange rate changes resulted in an increase of $0.1 million in our cash balances during the three months ended April 1, 2011, compared with a decrease of $0.3 million during the three months ended April 2, 2010.

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

In the U.K., funding valuations are conducted every three years in order to determine the future level of contributions. Our latest funding valuation was completed in October 2010 and based on the results of the valuation, we are increasing our annual contributions to the U.K. Plan from approximately $0.6 million to $0.8 million annually through 2020. The Japanese plan includes a guarantee of return of principal and yearly interest 0.75%; therefore, there are no significant fluctuations in this plan. See Note 9 to Consolidated Financial Statements for further information about these plans.

As a result of the covenant that exists between our U.K. subsidiary and the Plan Trustees regarding the funding of the U.K. Plan, our ability to transfer assets outside our U.K. subsidiary, and its wholly owned subsidiary in China, may be limited.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Historically, our contractual obligations have primarily consisted of the principal and interest associated with the $107.0 million of 12.25% Senior Secured PIK Election Notes due 2014, operating leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 30, 2011. Through April 1, 2011, we have not entered into any material new or modified contractual obligations since the end of the fiscal year ended December 31, 2010.

Off-Balance Sheet Arrangements

Through April 1, 2011, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our

Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 30, 2011. Other than the adoption of certain revenue guidance as discussed below, there have been no material changes to our critical accounting policies through April 1, 2011 from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 30, 2011.

During the three months ended April 1, 2011, we adopted the guidance in Accounting Standards Update (“ASU”) ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements” (“ASU 2009-14”). We adopted ASU 2009-13 and ASU 2009-14 effective January 1, 2011 on a prospective basis. The adoption of these standards is more fully discussed in Note 3 to Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 3 to Consolidated Financial Statements for recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuation and interest rate sensitivity. During the quarter ended April 1, 2011, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 30, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of April 1, 2011, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of April 1, 2011, because of the following material weakness in our internal control over financial reporting, which is more fully described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated by reference herein, and which has not been remediated as of April 1, 2011:

•	Inadequate and ineffective controls over the financial statement close process.

Changes in Internal Control Over Financial Reporting

We are taking corrective actions to remediate the material weakness listed above, including remediation actions described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated by reference herein. However, as of April 1, 2011, we have not completed the remediation of the above material weakness.

Other than as noted above, there has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended April 1, 2011 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company’s French subsidiary, GSI Lumonics SARL (“Lumonics”), is subject to a claim by a customer, SCGI, that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. During the third quarter of 2005, GSI France, parent of Lumonics, filed for bankruptcy protection, which was granted by the French court on July 7, 2005. On April 18, 2006, the court fixed SCGI’s claim against Lumonics at 598,079 Euros, plus court costs and expert fees of 85,945 Euros. SCGI accepted the court’s determination and demanded that the Liquidator bring an action in the United Kingdom against GSI Group Ltd., the parent corporation of GSI France. On May 6, 2011 GSI Group Ltd. was served with a summons from the official receiver of Lumonics. The summons demands that GSI Group Ltd. and the Company’s German subsidiary, GSI Lumonics GmbH, appear in a French court dealing with Trade Disputes. The summons is an attempt by the receiver to hold the Company’s U.K. and German subsidiaries responsible for claims against Lumonics. The Company is investigating the matter but does not believe it will be required to make any payments regarding this action. Accordingly, nothing has been accrued in the Company’s accompanying consolidated financial statements with respect to this claim.

On December 12, 2008, in connection with the delayed filing of its results for the quarter ended September 26, 2008, and the announcement of a review of revenue transactions, a putative shareholder class action alleging federal securities violations was filed in the United States District Court for the District of Massachusetts (“U.S. District Court”) against the Company, a former officer and a then-current officer and director. The complaint alleged that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and sought recovery of damages in an unspecified amount. In May 2010, the parties reached an agreement in principle to settle the litigation. The settlement covered purchasers of the common stock of the Company between February 27, 2007 and June 30, 2009. On February 22, 2011, the U.S. District Court entered an order granting final approval of the settlement in the putative shareholder class action. The Company’s contribution to the settlement amount was limited to the Company’s self-insured retention under its directors and officers liability insurance policy.

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

Chapter 11 Cases

On November 20, 2009, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for Delaware (the “Bankruptcy Court”) (the “Chapter 11 Cases”). On May 27, 2010, the Bankruptcy Court entered an order confirming and approving a modified joint Chapter 11 plan of reorganization for the Debtors, which was further supplemented (as supplemented, the “Final Chapter 11 Plan”) and the Plan Documents (as defined in the Final Chapter 11 Plan). On July 23, 2010, the Debtors consummated their reorganization through a series of transactions contemplated by the Final Chapter 11 Plan, and the Final Chapter 11 Plan became effective pursuant to its terms. Certain claims under the Final Chapter 11 Plan remain subject to final resolution. See Note 12 to Consolidated Financial Statements for additional information on claims and Note 2 to Consolidated Financial Statements for additional information on the Chapter 11 Cases.

Settlement of SEC Investigation

On May 16, 2011, the Company agreed to settle with the SEC, without admitting or denying the findings of the SEC, by consenting to the entry of an administrative order that requires the Company to cease and desist from committing or causing any violations and any future violations of the reporting, books and records, and internal controls provisions of the Securities Exchange Act of 1934. The SEC did not charge the Company with fraud nor did the SEC require the Company to pay a civil penalty or other money damages as part of the settlement. The settlement results from the conclusion of an investigation that began on May 14, 2009 when the SEC notified the Company that it was conducting a formal investigation relating to its historical accounting practices and the restatement of its historical consolidated financial statements. The settlement completely resolves the SEC investigation as it relates to the Company.

Item 1A.	Risk Factors

The Company’s risk factors are described in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 30, 2011. There have been no material changes in the risks affecting the Company since the filing of such Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

4.8	Indenture, dated as of July 23, 2010, by and among GSI Group Corporation, as Issuer, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	000-25705	4.1	7/23/10

4.9	Registration Rights Agreement, by and between the Registrant and the Common Shareholders named therein, dated as of July 23, 2010.	8-K	000-25705	4.2	7/23/10

10.1†	Employment Agreement, dated as of February 10, 2011, between GSI Group Inc. and Robert Buckley.	8-K	001-35083	10.1	2/11/11

10.2†	Form of U.S. Restricted Stock Unit Award Agreement.					*

10.3	First Amendment to Engagement Letter between the Registrant, GSI Group Corporation, MES International, Inc. and FTI Consulting, Inc., dated as of February 6, 2011.	10-K	001-35083	10.61	3/30/2011

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

†	This exhibit constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ John A. Roush	Director, Chief Executive Officer	May 16, 2011
John A. Roush

/s/ Robert Buckley	Chief Financial Officer (Principal Accounting Officer)	May 16, 2011
Robert Buckley

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

4.8	Indenture, dated as of July 23, 2010, by and among GSI Group Corporation, as Issuer, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	000-25705	4.1	7/23/10

4.9	Registration Rights Agreement, by and between the Registrant and the Common Shareholders named therein, dated as of July 23, 2010.	8-K	000-25705	4.2	7/23/10

10.1†	Employment Agreement, dated as of February 10, 2011, between GSI Group Inc. and Robert Buckley.	8-K	001-35083	10.1	2/11/11

10.2†	Form of U.S. Restricted Stock Unit Award Agreement.					*

10.3	First Amendment to Engagement Letter between the Registrant, GSI Group Corporation, MES International, Inc. and FTI Consulting, Inc., dated as of February 6, 2011.	10-K	001-35083	10.61	3/30/2011

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

†	This exhibit constitutes a management contract, compensatory plan, or arrangement.