Form 10-Q
period 2011-07-01
GSI GROUP INC
filed 2011-08-11
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

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

As of July 29, 2011, there were 33,359,764 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

(Unaudited)

	July 1, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$73,999	$56,781
Accounts receivable, net of allowance of $563 and $696, respectively	58,339	55,110
Income taxes receivable	21,984	21,920
Inventories	71,112	66,721
Deferred tax assets	4,319	4,226
Deferred cost of goods sold	3,138	7,789
Prepaid expenses and other current assets	6,125	5,580

Total current assets	239,016	218,127
Property, plant and equipment, net of accumulated depreciation of $59,379 and $55,336, respectively	43,623	45,402
Deferred tax assets	1,729	1,445
Other assets	5,799	4,476
Intangible assets, net	49,269	53,139
Goodwill	44,578	44,578

Total Assets	$384,014	$367,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$19,465	$19,766
Income taxes payable	2,835	1,785
Accrued compensation and benefits	10,939	7,988
Deferred revenue	7,195	15,006
Deferred tax liabilities	11	—
Other accrued expenses	14,782	14,717

Total current liabilities	55,227	59,262
Debt	108,107	107,575
Deferred revenue	360	402
Deferred tax liabilities	8,486	8,373
Accrued restructuring, net of current portion	471	769
Income taxes payable	7,275	6,644
Accrued pension liability	2,663	3,044
Other liabilities	1,490	2,420
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 33,352,192 and 33,342,169 respectively	423,856	423,856
Additional paid-in capital	16,415	14,655
Accumulated deficit	(240,460)	(256,733)
Accumulated other comprehensive loss	(269)	(3,429)

Total GSI Group Inc. stockholders’ equity	199,542	178,349
Noncontrolling interest	393	329

Total stockholders’ equity	199,935	178,678

Total Liabilities and Stockholders’ Equity	$384,014	$367,167

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Sales	$101,370	$85,737	$193,228	$200,352
Cost of goods sold	56,377	47,681	108,341	113,258

Gross profit	44,993	38,056	84,887	87,094

Operating expenses:
Research and development and engineering	7,946	7,399	16,117	14,764
Selling, general and administrative	21,254	17,573	40,522	35,145
Amortization of purchased intangible assets	987	1,126	1,979	2,254
Restructuring, restatement related costs and other	(61)	1,011	122	1,679
Post-emergence professional fees	94	—	233	—

Total operating expenses	30,220	27,109	58,973	53,842

Income from operations	14,773	10,947	25,914	33,252
Interest income	19	25	39	50
Interest expense	(3,414)	(5,747)	(7,084)	(11,555)
Foreign exchange transaction gains (losses), net	(123)	(106)	(815)	263
Other income (expense), net	358	1,081	1,388	1,686

Income from operations before reorganization items and income taxes	11,613	6,200	19,442	23,696
Reorganization items	—	(10,617)	—	(20,247)

Income (loss) from operations before income taxes	11,613	(4,417)	19,442	3,449
Income tax provision	1,538	638	3,105	2,463

Consolidated net income (loss)	10,075	(5,055)	16,337	986
Less: Net income attributable to noncontrolling interest	(9)	(11)	(64)	(52)

Net income (loss) attributable to GSI Group Inc.	$10,066	$(5,066)	$16,273	$934

Net income (loss) attributable to GSI Group Inc. per common share:
Basic	$0.30	$(0.32)	$0.49	$0.06
Diluted	$0.30	$(0.32)	$0.48	$0.06

Weighted average common shares outstanding—basic	33,478	15,967	33,464	15,960
Weighted average common shares outstanding—diluted	33,595	15,967	33,564	15,981

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	July 1, 2011	July 2, 2010
Cash flows from operating activities:
Consolidated net income	$16,337	$986
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	7,699	7,505
Provision (recoveries) for uncollectible receivables	(61)	(591)
Provision for inventory obsolescence	3,259	3,414
Share-based compensation	1,760	1,090
Deferred income taxes	(253)	149
Earnings from equity investment	(1,413)	(622)
Loss on disposal of assets	85	40
Gain on sale of auction rate securities	—	(988)
Non-cash interest expense	459	—
Non-cash restructuring charges	34	40
Changes in operating assets and liabilities:
Accounts receivable	(2,620)	(5,044)
Inventories	(6,455)	(2,074)
Deferred cost of goods sold	4,651	23,753
Prepaid expenses and other current assets	(451)	471
Deferred revenue	(7,853)	(39,387)
Accounts payable, accrued expenses and income taxes receivable and payable	3,834	26,136
Other non-current assets and liabilities	(1,122)	(333)

Cash provided by operating activities	17,890	14,545
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,698)	(1,196)
Proceeds from the sale of auction rate securities	—	11,408

Cash provided by (used in) investing activities	(1,698)	10,212
Cash flows from financing activities:
Payments for debt issuance costs	—	(513)

Cash used in financing activities	—	(513)
Effect of exchange rates on cash and cash equivalents	1,026	(199)

Increase in cash and cash equivalents	17,218	24,045
Cash and cash equivalents, beginning of period	56,781	63,328

Cash and cash equivalents, end of period	$73,999	$87,373

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,605	$—
Cash paid for income taxes	$1,106	$857
Income tax refunds received	$14	$1,753
Cash paid for reorganization items	$—	$13,486
Supplemental disclosure of non cash financing activity:
Debt issuance costs	$—	$460
Issuance of PIK notes	$532	$—

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 1, 2011

(Unaudited)

1. Organization and Presentation

GSI Group Inc. (“GSIG”) and its subsidiaries (collectively “the Company”) design, develop, manufacture and sell laser-based solutions (consisting of lasers and laser systems), precision motion control devices and associated precision technologies, and semiconductor systems. The Company’s technology is incorporated into customer products or manufacturing processes for a wide range of applications in a variety of markets, including: industrial, electronics, medical, semiconductor, scientific, and aerospace. The Company’s products enable customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications. The Company exists under the laws of New Brunswick, Canada and serves principal markets in North America, Europe and Asia-Pacific. The Company realigned the structure of its internal organization during the three months ended April 1, 2011 in a manner that caused the composition of its reportable segments to change to the following three segments: Laser Products, Precision Motion and Technologies and Semiconductor Systems. The Company’s reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented. See Note 13 to Consolidated Financial Statements for further information about the Company’s reportable segments.

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC.

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

ASC 852 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the businesses are reported separately in the financial statements. All such costs are reported in reorganization items in the accompanying consolidated statements of operations for the three and six months ended July 2, 2010, with no comparable amounts for the three and six months ended July 1, 2011.

The Final Chapter 11 Plan deleveraged the Company’s balance sheet by reducing debt and increasing stockholders’ equity. The financial restructuring was accomplished through a debt-for-equity exchange and by using the proceeds from a shareholder rights offering and cash on hand to reduce outstanding indebtedness. A summary of the significant transactions affecting the Company’s capital structure as a result of the effectiveness of the Final Chapter 11 Plan is described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011. Presented below is information concerning post-emergence professional fees and reorganization items, as applicable, incurred during the three and six months ended July 1, 2011 and July 2, 2010.

Post-Emergence Professional Fees

Post-emergence professional fees represent costs incurred subsequent to bankruptcy emergence for financial and legal advisors to assist with matters in finalizing the bankruptcy process, including bankruptcy claim matters. Post-emergence professional fees totaled $0.1 million and $0.2 million during the three and six months ended July 1, 2011, respectively, with no comparable amount during the three and six months ended July 2, 2010.

Reorganization Items

Reorganization items represent amounts that were recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items were incurred starting with the date of the bankruptcy filing. Reorganization items totaled $10.6 million and $20.2 million during the three and six months ended July 2, 2010, respectively, with no comparable amounts during the three and six months ended July 1, 2011.

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

Long-Term Investments

As of July 1, 2011 and December 31, 2010, the Company had liquidated all of its previously held auction rate securities. These auction rate notes were student loans backed by the federal government and were privately insured. During the three months ended July 2, 2010, the Company sold $10.0 million in par value of its auction rate securities valued at $8.0 million for $8.7 million in proceeds, which resulted in the recognition of realized gains of $0.7 million related to the sale of these securities. During the six months ended July 2, 2010, the Company sold $13.0 million in par value of its auction rate securities valued at $10.4 million for $11.4 million in proceeds, which resulted in the recognition of realized gains of $1.0 million related to the sale of these securities. The gains realized upon the sale of the auction rate securities are recorded in other income (expense), net in the accompanying consolidated statements of operations for the three and six months ended July 2, 2010. The Company determines the cost of a security sold and the amount to be reclassified out of accumulated other comprehensive income (loss) into earnings based on the specific identification method. During the three and six months ended July 2, 2010, the Company reclassified $0.4 million and $0.6 million, respectively, out of accumulated other comprehensive income (loss) into earnings related to the sale of the Company’s auction rate securities. There were no auction rate securities held as of July 1, 2011 or December 31, 2010.

As of July 1, 2011 and December 31, 2010, the Company had a 25.1% equity investment in a privately held company located in the United Kingdom, valued at $3.7 million and $2.2 million at July 1, 2011 and December 31, 2010, respectively, and included in other assets in the accompanying consolidated balance sheets. The Company accounts for this investment using the equity method and recognized income of $0.4 million and $0.4 million for the three months ended July 1, 2011 and July 2, 2010, respectively, and $1.4 million and $0.6 million for the six months ended July 1, 2011 and July 2, 2010, respectively, which are included in other income (expense), net in the accompanying consolidated statements of operations.

Goodwill and Intangible Assets

As described in more detail in Note 3 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011, the Company assesses goodwill and intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate impairment may exist. The Company completed annual tests for impairment as of the beginning of the second quarter of 2011 and 2010, and determined that goodwill and intangible assets were not impaired.

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

On January 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-element arrangements by providing two significant changes. First, this guidance removes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and results in more elements being treated as separate units of accounting. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements” (“ASC 605-25”), for separating consideration in multiple-element arrangements. This guidance establishes a selling price hierarchy for determining the “selling price” of an element, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) management’s best estimate. Management’s best estimate for the Company was based on factors such as gross margin, volume discounts, new strategic customers, geography, customer class and competitive pressures. The second change modifies the manner in which the transaction consideration is allocated across the separately identified elements. Entities are no longer able to apply the residual method of allocation and instead the arrangement consideration is required to be allocated at the inception of the arrangement to all elements using the relative selling price method. The relative selling price method uses the weighted average of the “selling price” and applies that to the contract value to establish the consideration for each element.

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

Semiconductor Systems transactions are generally multiple-element arrangements which may include hardware, software, installation, training, an initial standard warranty, and optional extended warranty arrangements. The Company generally designs, markets and sells these products as standard configurations. Typically, revenue is recorded at the time of shipment or acceptance, which is the same under pre and post-adoption of ASU 2009-13. Acceptance is generally required for sales of Semiconductor Systems segment products to Japanese customers and sales of “New Products”. New Products are considered by the Company, for purposes of revenue recognition determination, to be either (a) a product that is newly released to all customers, including a product which may have been existing previously, but which has been substantially upgraded with respect to its features or functionality; or, (b) the sale of an existing product to a customer who has not previously purchased that product. The Company follows a set of predetermined criteria when changing the classification of a New Product to a standard configuration whereby acceptance criteria are considered to be demonstrated at the time of shipment.

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

The Company has deferred revenue included in its accompanying consolidated balance sheets, with balances (including both current and long-term amounts) of $7.6 million and $15.4 million as of July 1, 2011 and December 31, 2010, respectively. The deferred revenue balance is primarily comprised of pre ASU 2009-13 multiple-element arrangements, delivered over multiple periods, whereby there is no fair value for one or more of the undelivered element(s) and arrangements where acceptance has not been received. To a much lesser extent, the deferred revenue balances relate to either: (a) the unrecognized portion of multiple-element arrangements that are being recognized into revenue ratably as associated services are performed; (b) arrangements not currently recognizable due to the arrangement not being fixed and determinable at its inception; (c) revenue deferrals for product shipments with FOB destination shipping terms; and (d) the future amortization of revenue related to extended warranty contracts and preventative maintenance plans. The classification of deferred revenue and deferred cost of goods sold is based on the Company’s expectations with respect to when the revenue will be recognized, based on facts known to the Company as of the date its financial statements are released.

The Company had certain pre ASU 2009-13 multiple-element arrangements outstanding, delivered over multiple periods, in which the Company recognized $9.9 million and $26.2 million in revenue for the three and six months ended July 1, 2011, respectively. The $9.9 million includes $4.2 million of net revenue with net gross profit of $1.6 million resulting from the recognition of $4.6 million that had been deferred as of April 1, 2011, offset by $0.4 million of additional deferrals during the quarter from orders placed prior to January 1, 2011. The $26.2 million includes $6.4 million of net revenue with net gross profit of $2.8 million resulting from the recognition of $9.0 million that had previously been deferred, offset by $2.6 million of additional deferrals during the quarter from orders placed prior to January 1, 2011. As of July 1, 2011, the Company has $2.5 million in deferred revenue related to these arrangements, the majority of which is expected to be recognized throughout the remainder of 2011. Such arrangements will continue to be accounted for under the prior accounting standards until they are completed. For multiple-element arrangements, delivered over multiple periods, which were entered into after the adoption of ASU 2009-13, the Company recognized $13.3 million and $17.2 million in revenue for the three and six months ended July 1, 2011, respectively, with no deferrals related to the adoption of ASU 2009-13 as of July 1, 2011.

Accumulated Other Comprehensive Loss

The following table provides the details of accumulated other comprehensive loss at (in thousands):

	July 1, 2011	December 31, 2010
Foreign currency translation adjustments	$5,577	$2,568
Pension liability, net of tax	(5,846)	(5,997)

Total accumulated other comprehensive loss	$(269)	$(3,429)

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Consolidated net income (loss)	$10,075	$(5,055)	$16,337	$986
Foreign currency translation adjustments (1)	784	(581)	3,009	(2,256)
Net reclassifications of investments, net of tax	—	(306)	—	(568)
Pension liability, net of tax	76	66	151	135

Consolidated comprehensive income (loss)	10,935	(5,876)	19,497	(1,703)
Less: Comprehensive income attributable to noncontrolling interest	(9)	(11)	(64)	(52)

Comprehensive income (loss) attributable to GSI Group Inc.	$10,926	$(5,887)	$19,433	$(1,755)

(1)	The foreign currency translation adjustments are primarily related to the movement in the British Pound, Japanese Yen and European Union Euro.

Net Income (Loss) Per Common Share

Basic net income (loss) attributable to GSI Group Inc. per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For diluted net income per common share, the denominator also includes any dilutive outstanding stock options, restricted stock awards and restricted stock units determined using the treasury stock method. Potentially dilutive securities are excluded from the diluted earnings per share computation to the extent they are anti-dilutive. Common and common share equivalent disclosures are (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Weighted average common shares outstanding - basic	33,478	15,967	33,464	15,960
Dilutive potential common shares (1)	117	—	100	21

Weighted average common shares outstanding - diluted	33,595	15,967	33,564	15,981

Excluded from diluted common shares calculation - weighted stock options, restricted stock awards and restricted stock units that are anti-dilutive	117	266	85	278

(1)	Due to the Company’s net loss position for the three months ended July 2, 2010, all potentially dilutive shares are excluded as their effect would have been anti-dilutive.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended ASC 220, “Presentation of Comprehensive Income.” This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. This ASU impacts presentation only and will have no effect on our financial condition, results of operations or cash flows.

In May 2011, the FASB amended ASC 820, “Fair Value Measurement.” This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment will not have a material impact on our consolidated financial statements.

4. Fair Value Measurements

The Company applies the guidance in ASC 820, which defines fair value, establishes a framework for measuring fair value, and specifies disclosures about fair value measurements. Fair value is defined as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs.

ASC 820 establishes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which the Company can access.

•	Level 2. Observable inputs other than those described in Level 1.

•	Level 3. Unobservable inputs.

The fair values of cash, accounts receivable, income taxes receivable, accounts payable, income taxes payable, accrued compensation and benefits, and other accrued expenses, approximate their carrying values because of their short-term nature. Cash equivalents, primarily money market accounts, represent the only asset the Company measures at fair value on a recurring basis. Cash equivalents of $5.7 million and $7.8 million as of July 1, 2011 and December 31, 2010, respectively, are classified as Level 1 in the fair value hierarchy because they are valued at quoted prices in active markets.

The Company conducted nonrecurring fair value measurements for the annual impairment tests for goodwill and intangible assets as of the beginning of the second quarter of 2011 and 2010, and determined that goodwill and intangible assets were not impaired.

See Note 7 to Consolidated Financial Statements for discussion of the estimated fair value of the Company’s debt instruments.

5. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. There were no changes in the carrying amount of goodwill during the three or six months ended July 1, 2011. Goodwill by reportable segment as of July 1, 2011 and December 31, 2010 is as follows (in thousands):

	Reportable Segment
	Laser Products	Precision Motion and Technologies	Total
Goodwill	$67,926	$108,306	$176,232
Accumulated impairment of goodwill	(54,099)	(77,555)	(131,654)

	$13,827	$30,751	$44,578

Intangible Assets

As of July 1, 2011, intangible assets consisted of the following (in thousands):

	July 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$61,580	$(45,748)	$15,832	5.1
Customer relationships	33,215	(15,446)	17,769	8.0
Customer backlog	2,355	(2,355)	—	—
Non-compete agreements	4,870	(4,659)	211	0.2
Trademarks, trade names and other	5,760	(3,330)	2,430	7.7

Amortizable intangible assets	107,780	(71,538)	36,242	6.7

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Totals	$120,807	$(71,538)	$49,269

As of December 31, 2010, intangible assets consisted of the following (in thousands):

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$61,298	$(43,546)	$17,752	5.5
Customer relationships	33,121	(14,183)	18,938	8.4
Customer backlog	2,355	(2,355)	—	—
Non-compete agreements	4,870	(4,001)	869	0.7
Trademarks, trade names and other	5,696	(3,143)	2,553	8.2

Amortizable intangible assets	107,340	(67,228)	40,112	6.9

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Totals	$120,367	$(67,228)	$53,139

All definite-lived intangible assets are amortized on a straight-line basis over their remaining life. Amortization expense for customer relationships, customer backlog, non-compete agreements and definite-lived trademarks, trade names and other is included in operating expenses in the accompanying consolidated statements of operations and was $1.0 million and $1.1 million for the three months ended July 1, 2011 and July 2, 2010, respectively, and $2.0 million and $2.3 million for the six months ended July 1, 2011 and July 2, 2010, respectively. Amortization expense for the patents and acquired technology is included in cost of goods sold in the accompanying consolidated statements of operations and was $1.0 million for each of the three months ended July 1, 2011 and July 2, 2010, and $2.0 million and $1.9 million, respectively, for the six months ended July 1, 2011 and July 2, 2010.

Estimated amortization expense for each succeeding period after July 1, 2011 is as follows (in thousands):

Year Ending December 31,	Cost of Goods Sold	Operating Expenses	Total
2011 (6 months from July 1, 2011)	$1,903	$1,537	$3,440
2012	3,165	2,652	5,817
2013	3,165	2,652	5,817
2014	3,165	2,565	5,730
2015	2,065	2,395	4,460
Thereafter	2,369	8,609	10,978

Total	$15,832	$20,410	$36,242

6. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated:

Inventories

	July 1, 2011	December 31, 2010
	(In thousands)
Raw materials	$37,888	$37,315
Work-in-process	18,060	16,613
Finished goods	11,568	10,261
Demo inventory	2,379	1,249
Consigned inventory	1,217	1,283

Total inventories	$71,112	$66,721

Prepaid Expenses and Other Current Assets

	July 1, 2011	December 31, 2010
	(In thousands)
Prepaid expenses	$4,869	$4,803
Other current assets	1,256	777

Total	$6,125	$5,580

Other Accrued Expenses

	July 1, 2011	December 31, 2010
	(In thousands)
Accrued interest	$1,655	$1,647
Accrued warranty	3,715	3,977
Accrued professional fees	1,460	2,165
Accrued third party sales commissions	554	497
Customer deposits	2,442	1,241
Accrued restructuring, current portion	983	797
Deferred rent, current portion	1,325	1,325
Accrued VAT	238	540
Other	2,410	2,528

Total	$14,782	$14,717

Accrued Warranty

	Six Months Ended
	July 1, 2011	July 2, 2010
	(In thousands)
Balance at beginning of period	$3,977	$3,140
Charged to costs and expenses	1,382	2,466
Use of provision	(1,723)	(1,965)
Foreign currency exchange rate changes	79	(82)

Balance at end of period	$3,715	$3,559

Other Liabilities

	July 1, 2011	December 31, 2010
	(In thousands)
Deferred rent	$1,490	$2,151
Accrued PIK	—	269

Total	$1,490	$2,420

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

Interest accrues on the New Notes at a rate of 12.25% per year and is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2010. GSI US may elect to pay the interest in cash, or, under certain conditions, by increasing the principal amount of the New Notes or issuing additional notes on the same terms and conditions as the existing New Notes (“PIK”). However, the Company is required to pay cash interest if its fixed charge coverage ratio is greater than 1.75 to 1.00. Furthermore, until the Company became current in its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and until the Company’s common shares were listed on an Eligible Market (as defined in the New Indenture), the rate of interest under the New Notes was increased by an additional 2% per annum (“Default Rate”), payable by PIK beginning after August 15, 2010. Additionally, the interest rate on the New Notes may be increased under certain defaults, as defined in the New Indenture. Interest PIK notes issued and PIK payments in lieu of cash payments accrue interest at a rate of 13% per annum. The Company became current in its reporting obligations under the Exchange Act on December 13, 2010 with the filing of its Form 10-Q for the quarter-ended October 1, 2010. On February 14, 2011, the Company’s common shares were listed on The NASDAQ Global Select Market under the trading symbol “GSIG”. Accordingly, as of February 14, 2011, the 2% per annum additional interest penalty ceased. PIK notes issued to noteholders as a result of the 2% penalty from August 15, 2010 to February 14, 2011 totaled $1.1 million and are classified as debt in the accompanying balance sheet as of July 1, 2011.

On July 18, 2011, GSI US provided formal notice that it had elected to optionally redeem $35.0 million in aggregate principal amount (constituting 32% of the currently outstanding $108.1 million in aggregate principal amount) of its outstanding New Notes, including PIK notes, in accordance with the terms of the New Indenture, pursuant to which the New Notes were issued. In accordance with the New Indenture, the redemption price for the New Notes being redeemed will be 100% of the principal amount of such New Notes, plus accrued and unpaid interest thereon, if any, to, but not including, August 17, 2011, the redemption date. After consummation of this redemption, $73.1 million in aggregate principal amount of the New Notes, including PIK notes, will remain outstanding. The redemption will be financed from a portion of the available cash and cash equivalents of the Company and its subsidiaries.

Interest expense on the New Notes for the three and six months ended July 1, 2011 was $3.4 million and $7.1 million, respectively, including PIK interest of $0.3 million during the six months ended July 1, 2011. The PIK interest relates to the additional 2% assessment per annum as described above, which ceased in February 2011. As of July 1, 2011, accrued interest totaled $1.7 million, which is classified as other accrued expenses in the accompanying consolidated balance sheet as of July 1, 2011. A $0.5 million PIK note was issued in February 2011 and is classified as debt in the accompanying consolidated balance sheet as of July 1, 2011. The Company recorded interest expense of $5.7 million and $11.5 million for the three and six months ended July 2, 2010, respectively, related to the $210.0 million of 11% unsecured senior notes due 2013 (the “2008 Senior Notes”), which were restructured upon bankruptcy emergence, as described in Note 2 and Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011.

Deferred Financing Costs

In connection with the issuance of the New Notes, the Company capitalized $1.6 million in deferred financing costs, which are included in other assets in the accompanying consolidated balance sheet as of July 1, 2011. These deferred financing costs are being amortized to interest expense on a straight-line basis over the four year contractual term of the New Notes. As of July 1, 2011, the unamortized portion of the deferred financing costs was $1.2 million. Non-cash interest expense related to the amortization of the deferred financing costs for the three and six months ended July 1, 2011 was $0.1 million and $0.2 million, respectively.

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

As of July 1, 2011, the maximum potential amount of future payments the Guarantors could be required to make under the Note Guarantees is the principal amount of the New Notes plus all unpaid, but accrued interest thereon, including all PIK and Default Rate interest. However, as of July 1, 2011, the Guarantors are not expected to be required to perform under the Note Guarantees.

Fair Value of Debt

The Company emerged from bankruptcy with $107.0 million of 12.25% Senior Secured PIK Election Notes, plus an additional $1.1 million of PIK notes, issued from August 15, 2010 to February 14, 2011, which mature on July 23, 2014. Since the date the New Notes were issued, trading activity with respect to New Notes has been limited. As of July 1, 2011, the estimated fair value of the Company’s New Notes approximated $120.0 million. As of December 31, 2010, the estimated fair value of the Company’s New Notes approximated $113.4 million. These fair value estimates represent the value at which the Company estimates the lenders could trade the debt within the financial markets, and does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the New Notes will continue to fluctuate each period and these fluctuations may have little to no correlation to the Company’s outstanding debt balances. The Company estimated the appropriate market yield for the New Notes based on yields for comparable issues and market indices. Using this market yield, the Company calculated the present value of future interest and principal payments to estimate the fair value of the New Notes. Fair value estimates are made at a specific point in time based on relevant market information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in market conditions, valuation assumptions or approach could significantly affect these estimates.

8. Share-Based Compensation

Equity Compensation Plans

As of July 1, 2011, the Company has one active equity compensation plan, the GSI Group Inc. 2010 Incentive Award Plan (the “2010 Incentive Plan”), under which it may grant stock-based compensation awards to employees, consultants and directors. As of July 1, 2011, there are 2,092,659 shares available for future issuance under the 2010 Incentive Plan. Additionally, the Company has other equity compensation plans under which there are awards outstanding, but under which no further awards may be made as such plans were cancelled upon the Company’s emergence from bankruptcy on July 23, 2010 (collectively referred to herein as the “Pre-2010 Incentive Plans”). Such equity compensation plans are described in Note 10 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2010, filed with the SEC on March 30, 2011. There have been no material modifications made to the Company’s equity compensation plans during the three or six months ended July 1, 2011.

2010 Incentive Plan

The table below summarizes activity relating to restricted stock units issued and outstanding under the 2010 Incentive Plan during the six months ended July 1, 2011:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	333	$9.87
Granted	435	11.62
Vested	—	—
Forfeited	(5)	10.30

Unvested at July 1, 2011	763	$10.86

Expected to vest as of July 1, 2011	760	$10.87

Pre-2010 Incentive Plans

The table below summarizes activity relating to restricted stock awards issued and outstanding under the Pre-2010 Incentive Plans during the six months ended July 1, 2011:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	31	$11.36
Granted	—	—
Vested	(10)	24.30
Forfeited	(6)	8.12

Unvested at July 1, 2011	15	$3.84

Share-Based Compensation Expense

The Company recognized share-based compensation expense totaling $0.8 million and $0.4 million during the three months ended July 1, 2011 and July 2, 2010, respectively, and $1.8 million and $1.1 million during the six months ended July 1, 2011 and July 2, 2010, respectively. Stock compensation expense is primarily included in selling, general, and administrative expense in the Company’s consolidated statements of operations and as an increase to additional paid-in capital on the Company’s consolidated balance sheets. As the awards granted are issuable to the holder, typically subject to vesting provisions, with no consideration payable by the holder, the grant date fair value per share is based on the quoted price of the Company’s common stock on the date of the grant and is generally the basis for which compensation expense is recognized. The restricted stock awards and restricted stock units for which the Company has recorded expense during the three and six months ended July 1, 2011 and July 2, 2010, have generally been issued with a three-year vesting period and vest based solely on service conditions. Accordingly, the Company recognizes compensation expense on a straight-line basis over the requisite service period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on anticipated forfeitures and actual experience.

Additionally, the expense recorded during the six months ended July 1, 2011 includes compensation expense for 42,536 deferred stock units granted to the members of the Company’s Board of Directors, pursuant to the Company’s 2010 Incentive Plan, of approximately $0.6 million, which was recognized in full on the date of grant, as the deferred stock units are fully vested and nonforfeitable on the date of grant. There were no deferred stock units granted during the three months ended July 1, 2011 or the three or six months ended July 2, 2010. Approximately $0.1 million and $0.4 million of the compensation expense recognized during the three and six month periods ended July 1, 2011 and July 2, 2010, respectively, relates to expense recognized upon the acceleration of vesting of all outstanding but unvested restricted stock awards or units that had previously been granted to certain of the Company’s former executives as of the respective effective dates of termination. The expense recorded during the three and six months ended July 2, 2010 includes ($0.1) million and $0.2 million, respectively, of compensation expense related to awards granted under the Pre-2010 Incentive Plans that were accounted for as share-based liabilities under ASC 718, “Stock Compensation”, until settled through the issuance of common shares, forfeited due to termination of service or reclassified to additional paid in capital, upon the Company’s emergence from bankruptcy on July 23, 2010. Accordingly, no share-based liability remains as of July 1, 2011 or December 31, 2010. No awards were accounted for as share-based liabilities during the three or six months ended July 1, 2011.

As of July 1, 2011, there was $7.2 million of unrecognized compensation related to unvested restricted stock units and unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 2.6 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, the share-based compensation expense related to these awards will differ from these expectations.

9. Employee Benefit Plans

U.K. Defined Benefit Pension Plan

The net periodic pension cost for the U.K defined benefit pension plan includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Components of the net periodic pension cost:
Interest cost	$382	$351	$757	$724
Expected return on plan assets	(398)	(339)	(789)	(699)
Amortization of loss	57	49	113	101

Net periodic pension cost	$41	$61	$81	$126

Japan Defined Benefit Pension Plan

The net periodic pension cost for the Japan defined benefit pension plan includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Components of the net periodic pension cost:
Service cost	$51	$46	$101	$93
Interest cost	7	6	14	12
Amortization of unrecognized transition obligation	19	17	38	34

Net periodic pension cost	$77	$69	$153	$139

10. Income Taxes

At the end of each interim reporting period, the Company determines its estimated annual effective tax rate based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 27.0% in the determination of the estimated annual effective tax rate. The Company’s reported effective tax rate for operations of 16.0% for the six months ended July 1, 2011 differed from the expected Canadian federal statutory rate of 27.0% primarily due to the income earned in jurisdictions with varying tax rates, an increase in the Company’s liability for uncertain tax positions, and the release of a portion of the Company’s valuation allowance.

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

The Company has not provided any income taxes or withholding taxes on the undistributed earnings foreign subsidiaries as such earnings have been indefinitely reinvested in the business. In general, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

As of July 1, 2011, the Company’s gross unrecognized tax benefits totaled approximately $5.5 million, all of which, if recognized, would favorably affect its effective tax rate. As of December 31, 2010, the Company’s gross unrecognized tax benefits totaled approximately $5.1 million, all of which, if recognized, would favorably affect its effective tax rate. The Company is currently under examination in the United States for tax years from 2000 to 2008. It is reasonably possible that the U.S. examination for the periods from 2000 to 2008 will be completed during the next 12 months, which would result in a decrease of approximately $0 to $4.3 million in the Company’s balance of unrecognized tax benefits as a result of a settlement. The Company believes that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to its results of operations, financial position or cash flows.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of July 1, 2011 and December 31, 2010, the Company had approximately $1.8 million and $1.6 million, respectively, of accrued interest and penalties related to uncertain tax positions. During the three months ended July 1, 2011 and July 2, 2010, the Company recognized approximately $0.1 million and $0.1 million, respectively, in interest and penalties. During the six months ended July 1, 2011 and July 2, 2010, the Company recognized approximately $0.2 million and $0.1 million, respectively, in interest and penalties.

The Company files state and federal income tax returns in the United States and in foreign jurisdictions. Generally, the Company is no longer subject to United States federal, state or local, or foreign income tax examinations by tax authorities for the years before 2000 as these years have been effectively settled. Currently, the Company is under examination in the United States for tax years from 2000 to 2008. The Company’s income tax returns may be reviewed in the following countries and for the following periods under the appropriate statute of limitations: United States (2009-present), Canada (2004-present), United Kingdom (2007-present), China (2008-present), Japan (2005-present) and Germany (2007-present).

11. Restructuring, Restatement Related Costs and Other

The following table summarizes restructuring, restatement related costs and other in the accompanying consolidated statements of operations:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(In thousands)
United Kingdom restructuring	$—	$—	$—	$(70)
Germany restructuring	(75)	18	60	69
Bedford restructuring	—	—	—	1

Restructuring	(75)	18	60	—
Restatement related costs and other	14	993	62	1,679

Total restructuring, restatement related costs and other	$(61)	$1,011	$122	$1,679

Restructuring

The Company’s initial estimate for its liability for ongoing costs associated with workforce reductions and abandoned lease facilities are recorded at fair value. Generally, the expense and liability recorded is calculated using discounted cash flows of the Company’s estimated ongoing severance obligations and lease obligations, including contractual rental and build-out commitments, net of estimated sublease rentals, offset by related sublease costs. In estimating the expense and liability for its lease obligations, the Company estimated: (i) The costs to be incurred to satisfy rental and build-out commitments under the lease, (ii) The lead time necessary to sublease the space, (iii) The projected sublease rental rates, and (iv) The anticipated duration of subleases. The Company used a credit adjusted risk free rate of approximately 5.25% to discount the estimated cash flows for obligations with payments due in excess of one year.

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

Germany Restructuring

As a result of restructuring programs undertaken in 2000 through 2004, and the subsequent sublease of the Company’s Munich, Germany facility within the Precision Motion and Technologies segment in May 2007 through the end of its lease term, the Company carried a $2.1 million accrual for the cost of this lease as of December 31, 2009. As noted above, the Company regularly reviews its assumptions with respect to excess space, including contractual lease payments and expected proceeds from the sublessor. During the year-ended December 31, 2009, the Company determined that it would no longer recover sublease payments from the subtenant. Accordingly, the previous estimate of future sublease payments was revised. As a result, the Company recorded an additional restructuring charge of $1.3 million during the year-ended December 31, 2009 related to revised sublease assumptions. The $0.1 million of expense recognized during the six months ended July 2, 2010 relates primarily to accretion charges recorded during the period. No significant adjustments were recorded during the three months ended July 2, 2010. During the three and six months ended July 1, 2011, the Company recorded $(0.1) million and $0.1 million, respectively, restructuring (benefit) charge related to revised future lease payment assumptions. As of July 1, 2011, cumulative expense related to this restructuring plan is $4.6 million. The remaining accrual of $1.3 million will be paid ratably over the remaining term of the lease, which expires in January 2013.

Novi Restructuring

In the second quarter of 2008, the Company implemented a plan to close its Novi, Michigan facility, which provided U.S. sales, applications and service support to a product line included in the Company’s Laser Products segment. The Novi facility was consolidated within the Company’s Bedford, Massachusetts facility. In connection with this action, the Company recorded a restructuring charge of $1.4 million during the year ended December 31, 2008, consisting of $0.7 million for employee severance costs and $0.7 million in lease abandonment and related costs. The majority of the employee severance payments were made in 2008, and the remaining amounts were paid in 2009. The lease costs are being paid ratably over the duration of the lease, which ends in November 2012.

Restatement Related Costs and Other

During the three and six months ended July 1, 2011 and July 2, 2010, the Company incurred costs for professional services performed in connection with the restatement of the Company’s previously issued financial statements as reported in its Annual Report on Form 10-K for the year-ended December 31, 2008 and its Quarterly Report on Form 10-Q for the quarter ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal Foreign Corrupt Practices Act investigation. These costs are charged to expense as incurred and are included in the Company’s restructuring, restatement related costs and other charges for the respective periods in the accompanying consolidated statements of operations. The costs incurred were less than $0.1 million and $1.0 million for the three months ended July 1, 2011 and July 2, 2010, respectively, and $0.1 million and $1.7 million for the six months ended July 1, 2011 and July 2, 2010, respectively.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activity related to the Company’s restructuring charges recorded on the accompanying consolidated balance sheets (in thousands):

Balance at December 31, 2010	$1,566
Restructuring charges (benefits), net	60
Cash payments	(391)
Non-cash write-offs or other adjustments	219

Balance at July 1, 2011	$1,454

As of July 1, 2011 and December 31, 2010, $0.5 million and $0.8 million, respectively, of accrued restructuring charges were included in long-term liabilities classified as accrued restructuring, net of current portion in the accompanying consolidated balance sheets. The current portion of accrued restructuring charges is included in other accrued expenses. See Note 6 to Consolidated Financial Statements.

12. Commitments and Contingencies

Operating leases

The Company leases certain equipment and facilities under operating lease agreements. Such operating leases are described in Note 14 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011. There have been no material changes to the Company’s operating leases or other commitments through July 1, 2011 from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011.

Line of Credit

As of July 1, 2011 and December 31, 2010, the Company had an outstanding line of credit to secure standby letters of credit that were issued for certain facility operating leases, customer prepayments, warranty obligations, customs duties and bid bonds. The total amount available under the line of credit is 500,000 Euros, of which 175,000 Euros and 430,000 Euros was available at July 1, 2011 and December 31, 2010, respectively.

Legal Proceedings

During the third quarter of 2005, the Company’s French subsidiary, GSI Lumonics SARL (“GSI France”), filed for bankruptcy protection, which was granted on July 7, 2005. On April 18, 2006, the commercial court of Le Creusot (France) ordered GSI France to pay approximately 0.7 million Euros to SCGI in the context of a claim filed by SCGI that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. No appeal was lodged. On May 6, 2011, GSI Group Ltd. was served with summons from the official receiver of GSI France demanding that GSI Group Ltd. and the Company’s German subsidiary, GSI Lumonics GmbH, appear before the Paris commercial court. The receiver claims (i) that the bankruptcy proceedings initiated against GSI France in 2005 should be extended to GSI Group Ltd. and GSI Lumonics GmbH on the ground that GSI France’s decisions were actually made by GSI Group Ltd. and that GSI Lumonics GmbH made financial advances for no consideration, which would reveal in both cases confusion of personhood, or (ii) alternatively, that GSI Group Ltd. be ordered to pay approximately 3.1 million Euros (i.e. the aggregate of GSI France’s liabilities, consisting primarily of approximately 0.7 million Euros to SCGI and approximately 2.4 million Euros to GSI Lumonics GmbH). The Company is investigating the matter but currently does not believe a loss is probable. Accordingly, nothing has been accrued in the Company’s accompanying consolidated financial statements with respect to this claim.

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

Chapter 11 Cases

On November 20, 2009, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for Delaware. On May 27, 2010, the Bankruptcy Court entered an order confirming and approving the Final Chapter 11 Plan for the Debtors and the Plan Documents (as defined in the Final Chapter 11 Plan). On July 23, 2010, the Debtors consummated their reorganization through a series of transactions contemplated by the Final Chapter 11 Plan, and the Final Chapter 11 Plan became effective pursuant to its terms. While the Chapter 11 Cases are still open as a technical matter, the Company no longer has any legal or material financial constraint relating to those cases, and expects to obtain final closing (legal conclusion) of those cases prior to the end of the 2011 calendar year.

On April 5, 2010, the IRS filed amended proofs of claim aggregating approximately $7.7 million with the Bankruptcy Court. On July 13, 2010, the Company filed a complaint, GSI Group Corporation v. United States of America, in Bankruptcy Court in an attempt to recover refunds totaling approximately $18.8 million in federal income taxes the Company asserts it overpaid to the IRS relating to tax years 2000 through 2008, together with applicable interest. The complaint includes an objection to the IRS’ proofs of claim which the Company believes are not allowable claims and should be expunged in their entirety. Those tax proceedings remain pending, and their resolution in the ordinary course will not be affected by the expected closing of the Chapter 11 Cases.

On May 13, 2010, the SEC filed a proof of claim in an indeterminate amount for penalties, disgorgement, and prejudgment interest arising from possible violations of the federal securities laws. As noted below, the SEC had been conducting a formal investigation into certain pre-bankruptcy transactions and practices involving the Company and sent a “Wells Notice” to the Company on September 16, 2010. Based on its investigation, the SEC indicated in its proof of claim that it may file a civil action against the Company in an appropriate forum.

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

In addition, under the terms of the Final Chapter 11 Plan, the Company was obligated to make additional payments to the holders of 2008 Senior Notes claims in its Chapter 11 Cases if the amount of certain claims under the Final Chapter 11 Plan exceeded $22.5 million. The additional payment, if any, would equal approximately $1.00 for each dollar by which the $22.5 million cap amount was exceeded. As the Company did not believe it was probable that its losses under these claims exceeded $22.5 million, nothing had been accrued in the Company’s consolidated financial statements with respect to this potential obligation. On June 2, 2011, the Bankruptcy Court entered an order fixing the amount of the additional payment at zero. The order is a final determination that the Company has no actual or contingent future liability for any such payment.

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

There was no concentration of credit risk related to the Company’s position in trade accounts receivable as of either July 1, 2011 or December 31, 2010. No individual customer represented 10% or more of the Company’s outstanding accounts receivable as of July 1, 2011 or December 31, 2010. Credit risk with respect to trade accounts receivable is generally minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion.

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

Reportable Segment Financial Information

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(In thousands)
Sales
Laser Products
External	$35,105	$30,850	$65,801	$59,294
Intersegment	565	359	1,095	627
Precision Motion and Technologies
External	52,638	43,583	103,266	83,083
Intersegment	136	247	367	437
Semiconductor Systems
External	13,627	11,304	24,161	57,975
Intersegment	—	—	—	—
Intersegment sales elimination	(701)	(606)	(1,462)	(1,064)

Total	$101,370	$85,737	$193,228	$200,352

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(In thousands)
Gross Profit
Laser Products
External	$13,990	$11,423	$24,785	$22,359
Intersegment	334	204	642	358
Precision Motion and Technologies
External	25,120	22,649	49,067	43,241
Intersegment	81	110	201	198
Semiconductor Systems
External	5,883	3,984	11,035	21,494
Intersegment	—	—	—	—
Intersegment sales elimination	(415)	(314)	(843)	(556)

Total	$44,993	$38,056	$84,887	$87,094

The Company reports operating expenses and its assets on a consolidated basis to the chief operating decision maker.

14. Related Party Transactions

K. Peter Heiland, a member of the Company’s Board of Directors since July 23, 2010, is the owner and manager of JEC II Associates, LLC, a privately held investment company and a significant shareholder of the Company, and was the founder and President of Integrated Dynamics Engineering Gmbh (“IDE”). IDE is a developer and manufacturer of vibration control products, magnetic field compensation systems, acoustic enclosures and robotics. During the three and six months ended July 1, 2011, the Company’s Semiconductor Systems segment purchased subassemblies from IDE on terms no more favorable than similar transactions with other of the Company’s suppliers.

Michael Katzenstein, Chief Restructuring Officer of the Company from December 14, 2010 through May 31, 2011 and from May 6, 2010 through July 23, 2010, and principal executive officer and member of the Company’s Board of Directors from July 23, 2010 through December 14, 2010, is employed by FTI Consulting, Inc. (“FTI”). The Company engaged FTI in May 2010 to provide for the services of Mr. Katzenstein and certain other temporary employees and management services to support Mr. Katzenstein in his role. From May 2010 to February 2011, Mr. Katzenstein reported directly to the Board of Directors, and beginning in February 2011 Mr. Katzenstein reported to the Company’s Chief Executive Officer. On July 28, 2011, the Company and FTI agreed to terminate FTI’s engagement as of August 5, 2011. As part of that agreement on July 28, 2011, the Company and FTI agreed that Michael Katzenstein’s services as the Company’s Chief Restructuring Officer were terminated as of May 31, 2011.

The Company has a separate ongoing arrangement with another segment of FTI, which commenced in November 2009, to provide certain accounting and financial reporting services. This segment of FTI reports directly to the Board of Directors. As a result of these arrangements, the Company incurred fees owed to FTI for services rendered during the three and six months ended July 1, 2011.

Byron O. Pond, a member of the Company’s Board of Directors, is also on the Board of Directors and a shareholder of ECRM, Inc. ECRM, Inc. is a manufacturer of laser-based systems used by the printing and publishing industry and a customer of the Company. Additionally, Richard B. Black, the Chairman of the Company prior to the Company’s emergence from Chapter 11 bankruptcy protection on July 23, 2010, is the President and Chief Executive Officer of ECRM, Inc. All sales to ECRM, Inc. were made pursuant to the Company’s standard contract terms and conditions. The transactions with ECRM, Inc. during the three and six months ended July 1, 2011 were on terms and conditions that were consistent with similar transactions consummated in previous periods.

Prior to the Company’s emergence from bankruptcy on July 23, 2010, Sumitomo Heavy Industries Ltd. (“Sumitomo”), was a significant shareholder of the Company. The Company has recorded sales to and raw material purchases from Sumitomo. The transactions with Sumitomo were on terms believed to be no more or less favorable than similar transactions with other customers and suppliers.

The following table summarizes the related party transactions in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Sales to ECRM, Inc.	$74	$1	$77	$23
Sales to Sumitomo Heavy Industries Ltd.	*	432	*	935
Purchases from Sumitomo Heavy Industries Ltd.	*	18	*	18
Purchases from Integrated Dynamics Engineering Gmbh	70	122	155	139
Services from FTI Consulting, Inc.**	866	2,150	2,271	2,150

*	Not a related party during this period.
**	During the three months ended July 1, 2011 and July 2, 2010, $0.5 million and $1.1 million, respectively, relates to the accounting and financial reporting services and $0.4 million and $1.1 million, respectively, relates to the chief restructuring officer and related services. During the six months ended July 1, 2011 and July 2, 2010, $1.3 million and $1.1 million, respectively, relates to the accounting and financial reporting services and $1.0 million and $1.1 million, respectively, relates to the chief restructuring officer and related services.

The following table summarizes the related party transactions on the consolidated balance sheets (in thousands):

	July 1, 2011	December 31, 2010
Accounts receivable from ECRM, Inc.	$12	$45
Accounts receivable from Sumitomo Heavy Industries Ltd.	*	182
Accounts payable to Sumitomo Heavy Industries Ltd.	*	—
Accounts payable to Integrated Dynamics Engineering Gmbh	2	88
Accounts payable to FTI Consulting, Inc.**	161	1,000

*	Not a related party during this period.
**	As of July 1, 2011, approximately $0.1 million relates to the accounting and financial reporting services and approximately $0.1 relates to the chief restructuring officer and related services. As of December 31, 2010, approximately $0.9 million relates to the accounting and financial reporting services and approximately $0.1 relates to the chief restructuring officer and related services.

15. Subsequent Events

Redemption of $35.0 million of New Notes

On July 18, 2011, GSI US provided formal notice that it had elected to optionally redeem $35.0 million in aggregate principal amount (constituting 32% of the currently outstanding $108.1 million in aggregate principal amount) of its outstanding New Notes, including PIK notes, in accordance with the terms of the New Indenture, pursuant to which the New Notes were issued. In accordance with the New Indenture, the redemption price for the New Notes being redeemed will be 100% of the principal amount of such New Notes, plus accrued and unpaid interest thereon, if any, to, but not including, August 17, 2011, the redemption date. After consummation of this redemption, $73.1 million in aggregate principal amount of the New Notes, including PIK notes, will remain outstanding. The redemption will be financed from a portion of the available cash and cash equivalents of the Company and its subsidiaries.

Departure of Chief Restructuring Officer

On July 28, 2011, the Company and FTI agreed to terminate FTI’s engagement to provide certain temporary employees to the Company for post-petition crisis and turnaround management services as of August 5, 2011. As part of that agreement on July 28, 2011, the Company and FTI agreed that Michael Katzenstein’s services as the Company’s Chief Restructuring Officer were terminated as of May 31, 2011.

Appointment of Executive Officers

On August 8, 2011, the Company appointed Jamie Bader, President and Group Executive of the Company’s Precision Motion and Technologies segment, and David Clarke, Group Executive of the Company’s Laser Products segment, a vice-president and officer of the Company.

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

Significant Events

Settlement of SEC Investigation

On May 16, 2011, we agreed to settle with the United States Securities and Exchange Commission (“SEC”), without admitting or denying the findings of the SEC, by consenting to the entry of an administrative order that requires the Company to cease and desist from committing or causing any violations and any future violations of the reporting, books and records, and internal controls provisions of the Securities Exchange Act of 1934. The SEC did not charge the Company with fraud nor did the SEC require the Company to pay a civil penalty or other money damages as part of the settlement. The settlement results from the conclusion of an investigation that began on May 14, 2009 when the SEC notified the Company that it was conducting a formal investigation relating to its historical accounting practices and the restatement of its historical consolidated financial statements. The settlement completely resolves the SEC investigation as it relates to the Company.

Resolution of Additional Payment Provision Under the Final Chapter 11 Plan

Under the terms of the modified joint Chapter 11 Plan of Reorganization, as supplemented (the “Final Chapter 11 Plan”), the Company was obligated to make additional payments to the holders of the $210.0 million of 11% unsecured senior notes due 2013 (the “2008 Senior Notes”) claims in its Chapter 11 bankruptcy proceedings if the amount of certain claims under the Final Chapter 11 Plan exceeded $22.5 million. The additional payment, if any, would equal approximately $1.00 for each dollar by which the $22.5 million cap amount was exceeded. As the Company did not believe it was probable that its losses under these claims exceeded $22.5 million, nothing had been accrued in the Company’s consolidated financial statements with respect to this potential obligation. On June 2, 2011, the U.S. Bankruptcy Court for the District of Delaware entered an order fixing the amount of the additional payment at zero. The order is a final determination that the Company has no actual or contingent future liability for any such payment.

Redemption of $35.0 Million of New Notes

On July 18, 2011, we provided formal notice that the Company had elected to optionally redeem $35.0 million in aggregate principal amount (constituting 32% of the currently outstanding $108.1 million in aggregate principal amount) of its outstanding 12.25% Senior Secured PIK Election Notes, which mature on July 23, 2014 (the “New Notes”), including PIK notes, in accordance with the terms of the Indenture, pursuant to which the New Notes were issued (“New Indenture”). In accordance with the New Indenture, the redemption price for the New Notes being redeemed will be 100% of the principal amount of such New Notes, plus accrued and unpaid interest thereon, if any, to, but not including, August 17, 2011, the redemption date. After consummation of this redemption, $73.1 million in aggregate principal amount of the New Notes, including PIK notes, will remain outstanding.

Departure of Chief Restructuring Officer

On July 28, 2011, the Company and FTI agreed to terminate FTI’s engagement to provide certain temporary employees to the Company for post-petition crisis and turnaround management services as of August 5, 2011. As part of that agreement on July 28, 2011, the Company and FTI agreed that Michael Katzenstein’s services as the Company’s Chief Restructuring Officer were terminated as of May 31, 2011.

Appointment of Executive Officers

Effective as of August 8, 2011, we appointed Jamie Bader, President and Group Executive of our Precision Motion and Technologies segment, and David Clarke, Group Executive of our Laser Products segment, a vice-president and officer of the Company.

Overview of Financial Results

As a result of our filing and emergence from bankruptcy, our financial results in 2011 and 2010 differ significantly from each other and from those in prior periods. During the six months ended July 1, 2011, we reported net income of $16.3 million, compared to net income of $0.9 million during the six months ended July 2, 2010. Overall sales for the six months ended July 1, 2011 decreased $7.1 million compared to the six months ended July 2, 2010 primarily as a result of $42.9 million of revenue recognized in our Semiconductor Systems segment in the six months ended July 2, 2010 as compared to $0.4 million in the six months ended July 1, 2011 that had been deferred from orders placed by customers prior to 2009, but had not been recognized in the period in which the order was shipped due to previously undelivered elements or unresolved commitments. The revenue related to these orders was recognized once the final deliverables or commitments were resolved. Gross profit on these sales was $18.3 million and $0.2 million for the six months ended July 2, 2010 and July 1, 2011, respectively.

Our operating results during the six months ended July 2, 2010 included bankruptcy reorganization items totaling $20.2 million, with no comparable amounts in 2011. Included in our operating results for the six months ended July 1, 2011 are other non-recurring items, including a charge of $0.1 million in connection with restructuring, restatement related costs, and other expenses, compared to $1.7 million during the six months ended July 2, 2010. In addition, our interest expense decreased from $11.6 million during the six months ended July 2, 2010 to $7.1 million during the six months ended July 1, 2011 as a result of our emergence from bankruptcy and subsequent decrease in outstanding debt, which was reduced from $210.0 million to $107.0 million during the third quarter of 2010.

Results of Operations for the Three Months Ended July 1, 2011 Compared with the Three Months Ended July 2, 2010

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	July 1, 2011	July 2, 2010
	(Unaudited)	(Unaudited)
Sales	100.0%	100.0%
Cost of goods sold	55.6	55.6

Gross profit	44.4	44.4

Operating expenses:
Research and development and engineering	7.8	8.6
Selling, general and administrative	21.0	20.5
Amortization of purchased intangible assets	1.0	1.3
Restructuring, restatement related costs and other	(0.1)	1.2
Post-emergence professional fees	0.1	0.0

Total operating expenses	29.8	31.6

Income from operations	14.6	12.8
Interest income	0.0	0.0
Interest expense	(3.4)	(6.7)
Foreign exchange transaction gains (losses), net	(0.1)	(0.1)
Other income, (expense), net	0.3	1.2

Income from operations before reorganization items and income taxes	11.4	7.2
Reorganization items	0.0	(12.4)

Income (loss) from operations before income taxes	11.4	(5.2)
Income tax provision	1.5	0.7

Consolidated net income (loss)	9.9	(5.9)
Less: Net income attributable to noncontrolling interest	(0.0)	(0.0)

Net income (loss) attributable to GSI Group Inc.	9.9%	(5.9)%

Sales

The following table sets forth external sales by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	July 1, 2011	July 2, 2010	Increase (Decrease)	Percentage Change
Laser Products	$35,105	$30,850	$4,255	13.8%
Precision Motion and Technologies	52,638	43,583	9,055	20.8%
Semiconductor Systems	13,627	11,304	2,323	20.6%

Total	$101,370	$85,737	$15,633	18.2%

Sales of the various product lines that comprise our Laser Products segment increased by $4.2 million, or 13.8%, from $30.9 million during the three months ended July 2, 2010 to $35.1 million for the three months ended July 1, 2011. Sales increased among most of the laser product lines due to stronger demand versus the prior year, primarily in fiber lasers and our laser products for the scientific and industrial markets.

Sales of the various product lines that comprise our Precision Motion and Technologies segment increased by $9.0 million, or 20.8%, from $43.6 million during the three months ended July 2, 2010 to $52.6 million for the three months ended July 1, 2011. The sales increase was largely the result of strong growth in our air bearing spindles components businesses, which serve a variety of industries including electronics, industrial, medical, and scientific markets. We also had strong growth in our optical scanning devices, including galvanometer technology which provides scientific and OEM optical scanning solutions. These sales increases were partially offset by a decrease in sales in our encoder product line due to weaker demand in the data storage industry.

Semiconductor Systems segment sales transactions are generally multiple element arrangements that are accounted for in accordance with the provisions of Accounting Standards Codification (“ASC”) 605-25, “Multiple Element Arrangements”. Due to the multiple element nature of Semiconductor Systems segment sales transactions, revenue recognized in any given period may not correspond to shipments. Semiconductor Systems segment revenues increased by $2.3 million, or 20.6%, from $11.3 million during the three months ended July 2, 2010, to $13.6 million during the three months ended July 1, 2011 primarily due to increased demand for systems in our memory and wafer marking product lines.

Gross Profit

The following table sets forth the external gross profit and external gross profit percentage for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	July 1, 2011	July 2, 2010
Gross profit:
Laser Products	$13,990	$11,423
Precision Motion and Technologies	25,120	22,649
Semiconductor Systems	5,883	3,984

Total	$44,993	$38,056

Gross profit percentages:
Laser Products	39.9%	37.0%
Precision Motion and Technologies	47.7%	52.0%
Semiconductor Systems	43.2%	35.2%

Total	44.4%	44.4%

Gross profit as a percentage of sales can be influenced by a number of factors, including product mix, pricing from competitors, manufacturing efficiencies and utilization, volume, costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, at any particular time.

During the three months ended July 1, 2011, gross profit of the Laser Products segment increased by $2.6 million, or 22.5%, from $11.4 million during the three months ended July 2, 2010 to $14.0 million during the three months ended July 1, 2011. The Laser Products segment’s gross profit margin was 39.9% during the three months ended July 1, 2011, compared with a gross profit margin of 37.0% during the three months ended July 2, 2010. The overall increase in gross profit and gross profit percentage was primarily attributable to the overall increase in sales and product mix.

During the three months ended July 1, 2011, gross profit of the Precision Motion and Technologies segment increased by $2.5 million, or 10.9%, from $22.6 million during the three months ended July 2, 2010 to $25.1 million during the three months ended July 1, 2011, primarily driven by the overall 20.8% increase in gross sales. The Precision Motion and Technologies segment’s gross profit margin was 47.7% during the three months ended July 1, 2011, compared with a gross profit margin of 52.0% during the three months ended July 2, 2010. The overall decrease in gross profit percentage was primarily attributable to the decrease in sales of our higher margin encoder products for the data storage industry, and to a lesser extent our product mix in other product lines, which combined to offset the 20.8% increase in sales.

During the three months ended July 1, 2011, gross profit of the Semiconductor Systems segment increased by $1.9 million, or 47.7%, from $4.0 million during the three months ended July 2, 2010 to $5.9 million during the three months ended July 1, 2011. The Semiconductor System segment’s gross profit margin was 43.2% during the three months ended July 1, 2011, compared with a gross profit margin of 35.2% during the three months ended July 2, 2010. The increase in the Semiconductor Systems segment gross profit margin and gross profit percentage was primarily attributable to higher utilization and absorption, and favorable product mix in the three months ended July 1, 2011 as compared to the three months ended July 2, 2010.

Operating Expenses

	Three Months Ended
	July 1, 2011	July 2, 2010	Increase (Decrease)	Percentage Change
Research and development and engineering	$7,946	$7,399	$547	7.4%
Selling, general and administrative	21,254	17,573	3,681	20.9%
Amortization of purchased intangible assets	987	1,126	(139)	(12.3)%
Restructuring, restatement related costs and other	(61)	1,011	(1,072)	(106.0)%
Post-emergence professional fees	94	—	94	100.0%

Total	$30,220	$27,109	$3,111	11.5%

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of materials, labor and other employee-related expenses. R&D expenses were $7.9 million, or 7.8% of sales, during the three months ended July 1, 2011 compared with $7.4 million, or 8.6% of sales, during the three months ended July 2, 2010. R&D expenses, in terms of total dollars, increased as a result of higher project spending for development of new products and technologies, while the decrease in terms of percentage of sales was primarily due to the growth in overall sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management, and includes personnel related costs, commissions, advertising, legal, tax, accounting and other professional fees. SG&A expenses were $21.3 million during the three months ended July 1, 2011, representing 21.0% of sales compared to $17.6 million, or 20.5% of sales, during the three months ended July 2, 2010. SG&A expenses, in terms of total dollars and as a percentage of sales, increased primarily as a result of an increase in sales commissions due to the overall increase in sales, an increase in variable compensation bonuses due to improved financial performance and an increase in eligible participants under our annual incentive plan, an increase in personnel in accounting, finance and IT, and an increase in stock compensation.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold, was $1.0 million, or 1.0% of sales, during the three months ended July 1, 2011, compared with $1.1 million, or 1.3% of sales, during the three months ended July 2, 2010. The decrease in terms of total dollars and as a percentage of sales was due to the completion of amortization of certain intangibles during the second half of 2010 and the increase in overall sales for the reasons previously discussed.

Restructuring, Restatement Related Costs and Other

We recorded restructuring, restatement related costs and other charges of $(0.1) million and $1.0 million during the three months ended July 1, 2011 and July 2, 2010, respectively.

Restructuring

During the three months ended July 1, 2011, we recorded a $0.1 million restructuring benefit related to revised assumptions for our abandoned lease at a German facility, with no comparable amount for the three months ended July 2, 2010.

Restatement Related Costs and Other

During the three months ended July 1, 2011 and July 2, 2010, we incurred costs related to third parties for professional services performed in connection with the restatement of our previously issued financial statements as reported in our Form 10-K for the year-ended December 31, 2008 and our Form 10-Q for the quarter ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal Foreign Corrupt Practices Act investigation. These costs totaled less than $0.1 million during the three months ended July 1, 2011, primarily related to legal fees associated with the SEC investigation, as compared to $1.0 million during the three months ended July 2, 2010, also primarily related to legal fees associated with the SEC investigation.

Interest Income, Interest Expense, Foreign Exchange Transaction Gains (Losses), Net and Other Income (Expense), Net

	Three Months Ended
	July 1, 2011	July 2, 2010	Change	Percentage Change
Interest income	$19	$25	$(6)	(24.0)%
Interest expense	(3,414)	(5,747)	2,333	(40.6)%
Foreign exchange transactions gains (losses), net	(123)	(106)	(17)	16.0%
Other income (expense), net	358	1,081	(723)	66.9%

Total	$(3,160)	$(4,747)	$1,587	(33.4)%

Interest Expense

Interest expense was $3.4 million during the three months ended July 1, 2011, as compared to interest expense of $5.7 million during the three months ended July 2, 2010. The decrease in interest expense was attributable to the reduction of our debt from $210.0 million to $107.0 million as part of our emergence from bankruptcy in the third quarter of 2010. The decrease in interest expense was partially offset by a higher interest rate on the $107.0 million debt. In addition, during the three months ended July 1, 2011, we incurred $0.1 million of non-cash interest expense related to the amortization of deferred financing costs, with no comparable amounts for the three months ended July 2, 2010.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange currency transaction losses, net, were $0.1 million during the three months ended July 1, 2011, compared to net losses of $0.1 million during the three months ended July 2, 2010 due to a consistent weak performance of the U.S. dollar against several foreign currencies in the first quarter of 2011 and 2010.

Other Income (Expense), Net

Other income (expense), net, was $0.4 million during the three months ended July 1, 2011, compared to $1.1 million during the three months ended July 2, 2010. During the three months ended July 1, 2011, we recognized $0.4 million in earnings on our equity investment. During the three months ended July 2, 2010, we recognized a $0.7 million gain on the sale of a portion of our remaining auction rate securities and $0.4 million in earnings on our equity investment.

Reorganization Items

Reorganization items represent expense or income amounts that are recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items, comprised of professional fees totaling $10.6 million, were incurred during the three months ended July 2, 2010 with no comparable amount for the three months ended July 1, 2011. See Note 2 to Consolidated Financial Statements.

Income Taxes

The effective tax rate on the income from operations for the three months ended July 1, 2011, was a provision of 13.2% compared with a provision of 14.4% on the loss from operations for the three months ended July 2, 2010. The effective tax rate for the three months ended July 1, 2011 reflects our estimated annual effective tax rate and differs from the Canadian statutory rate primarily due to the income earned in jurisdictions with varying tax rates, an increase in our liability for uncertain tax positions, and the release of a portion of our valuation allowance.

Results of Operations for the Six Months Ended July 1, 2011 Compared to the Six Months Ended July 2, 2010

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Six Months Ended
	July 1, 2011	July 2, 2010
	(Unaudited)	(Unaudited)
Sales	100.0%	100.0%
Cost of goods sold	56.1	56.5

Gross profit	43.9	43.5

Operating expenses:
Research and development and engineering	8.3	7.4
Selling, general and administrative	21.0	17.6
Amortization of purchased intangible assets	1.0	1.1
Restructuring, restatement related costs and other	0.1	0.8
Post-emergence professional fees	0.1	0.0

Total operating expenses	30.5	26.9

Income from operations	13.4	16.6
Interest income	0.0	0.0
Interest expense	(3.7)	(5.8)
Foreign exchange transaction gains (losses), net	(0.4)	0.1
Other income (expense), net	0.7	0.9

Income from operations before reorganization items and income taxes	10.0	11.8
Reorganization items	(0.0)	(10.1)

Income from operations before income taxes	10.0	1.7
Income tax provision	1.6	1.2

Consolidated net income	8.4	0.5
Less: Net income attributable to noncontrolling interest	(0.0)	(0.0)

Net income attributable to GSI Group Inc.	8.4%	0.5%

Sales

The following table sets forth external sales by reportable segment for the periods noted (dollars in thousands):

	Six Months Ended
	July 1, 2011	July 2, 2010	Increase (Decrease)	Percentage Change
Laser Products	$65,801	$59,294	$6,507	11.0%
Precision Motion and Technologies	103,266	83,083	20,183	24.3%
Semiconductor Systems	24,161	57,975	(33,814)	(58.3)%

Total	$193,228	$200,352	$(7,124)	(3.6)%

Sales of the various product lines that comprise our Laser Products segment increased by $6.5 million, or 11.0%, from $59.3 million during the six months ended July 2, 2010 to $65.8 million for the six months ended July 1, 2011. Sales increased among most of the laser product lines due to stronger demand, primarily in fiber lasers and our laser products for the scientific and industrial markets.

Sales of the various product lines that comprise our Precision Motion and Technologies segment increased by $20.2 million, or 24.3%, from $83.1 million during the six months ended July 2, 2010 to $103.3 million for the six months ended July 1, 2011. The sales increase was largely the result of strong growth in our air bearing spindles components and optical scanning devices. These sales increases were partially offset by a decrease in sales in our encoder product line due to weaker demand in the data storage industry.

Semiconductor Systems segment sales transactions are generally multiple element arrangements that are accounted for in accordance with the provisions of ASC 605-25. Due to the multiple element nature of Semiconductor Systems segment sales transactions, revenue recognized in any given period may not correspond to shipments. Semiconductor Systems segment revenues decreased by $33.8 million, or 58.3%, from $58.0 million during the six months ended July 2, 2010, to $24.2 million during the six months ended July 1, 2011. Sales for the six months ended July 2, 2010 included $42.9 million that had been deferred from orders placed by customers prior to 2009, but had not been recognized in the period in which the order was shipped due to previously undelivered elements or unresolved commitments. The final remaining $0.4 million of revenue deferred on these orders was recognized during the six months ended July 1, 2011. Exclusive of these transactions, we experienced increased demand for systems in our memory and wafer marking product lines during the six months ended July 1, 2011 compared to the six months ended July 2, 2010.

Gross Profit

The following table sets forth the external gross profit and external gross profit percentage for each of our reportable segments for the periods noted (dollars in thousands):

	Six Months Ended
	July 1, 2011	July 2, 2010
Gross profit:
Laser Products	$24,785	$22,359
Precision Motion and Technologies	49,067	43,241
Semiconductor Systems	11,035	21,494

Total	$84,887	$87,094

Gross profit percentages:
Laser Products	37.7%	37.7%
Precision Motion and Technologies	47.5%	52.0%
Semiconductor Systems	45.7%	37.1%

Total	43.9%	43.5%

Gross profit as a percentage of sales can be influenced by a number of factors, including product mix, pricing from competitors, manufacturing efficiencies and utilization, volume, costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, at any particular time.

During the six months ended July 1, 2011, gross profit of the Laser Products segment increased by $2.4 million, or 10.9%, from $22.4 million during the six months ended July 2, 2010 to $24.8 million during the six months ended July 1, 2011. The Laser Products segment’s gross profit margin was 37.7% during the six months ended July 1, 2011, compared with a gross profit margin of 37.7% during the six months ended July 2, 2010. The overall increase in gross profit was due to the growth in sales, and the consistent gross profit percentage was primarily attributable to product mix, which resulted in improved margins during the second quarter of 2011 compared to the first quarter of 2011.

During the six months ended July 1, 2011, gross profit of the Precision Motion and Technologies segment increased by $5.9 million, or 13.5%, from $43.2 million during the six months ended July 2, 2010 to $49.1 million during the six months ended July 1, 2011, primarily driven by the overall 24.3% increase in gross sales. The Precision Motion and Technologies segment’s gross profit margin was 47.5% during the six months ended July 1, 2011, compared with a gross profit margin of 52.0% during the six months ended July 2, 2010. The overall increase in gross profit was due to the overall net increase in sales, while the decrease in gross profit percentage was primarily attributable to the decrease in sales of our higher margin encoders for the data storage industry, and certain production inefficiencies in some of our product lines, which combined to offset the 24.3% increase in sales.

During the six months ended July 1, 2011, gross profit of the Semiconductor Systems segment decreased by $10.5 million, or 48.7%, from $21.5 million during the six months ended July 2, 2010 to $11.0 million during the six months ended July 1, 2011, primarily as a result of the impact of the $42.9 million of revenue recognized in the six months ended July 2, 2010 related to orders received prior to 2009, as compared to the final remaining $0.4 million recognized in the six months ended July 1, 2011. The Semiconductor System segment’s gross profit margin was 45.7% during the six months ended July 1, 2011, compared with a gross profit margin of 37.1% during the six months ended July 2, 2010. The increase in the Semiconductor Systems segment gross profit margin percentage was primarily attributable to higher utilization and absorption (exclusive of the impact of the $42.9 million of revenue recognized from orders placed and shipped prior to 2009), favorable product mix, and lower excess, obsolete and warranty costs in the three months ended July 1, 2011 as compared to the three months ended July 2, 2010.

Operating Expenses

	Six Months Ended
	July 1, 2011	July 2, 2010	Increase (Decrease)	Percentage Change
Research and development and engineering	$16,117	$14,764	$1,353	9.2%
Selling, general and administrative	40,522	35,145	5,377	15.3%
Amortization of purchased intangible assets	1,979	2,254	(275)	(12.2)%
Restructuring, restatement related costs and other	122	1,679	(1,557)	(92.7)%
Post-emergence professional fees	233	—	233	100.0%

Total	$58,973	$53,842	$5,131	9.5%

Research and Development and Engineering Expenses

Research and development and engineering expenses are primarily comprised of labor and other employee-related expenses. R&D expenses were $16.1 million, or 8.3% of sales, during the six months ended July 1, 2011 compared with $14.8 million, or 7.4% of sales, during the six months ended July 2, 2010. R&D expenses, in terms of total dollars, increased as a result of increased headcount and higher project spending for development of new products and technologies, while the increase in terms of percentage of sales was primarily due to the decrease in overall sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management, and includes personnel related costs, commissions, advertising, legal, tax, accounting and other professional fees. SG&A expenses were $40.5 million during the six months ended July 1, 2011, representing 21.0% of sales compared to $35.1 million, or 17.6% of sales, during the six months ended July 2, 2010. SG&A expenses, in terms of total dollars and as a percentage of sales, increased primarily as a result of an increase in sales commissions due to increased selling activities, an increase in variable compensation bonuses due to improved financial performance and an increase in eligible participants under our annual incentive plan and performance in the first half of 2011 compared to the first half of 2010, which included the recognition of $42.9 million of revenue recognized from orders placed and shipped prior to 2009. SG&A also increased due to an increase in personnel in accounting, finance and IT and an increase in stock compensation.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold, was $2.0 million, or 1.0% of sales, during the six months ended July 1, 2011, compared with $2.3 million, or 1.1% of sales, during the six months ended July 2, 2010. The decrease in terms of total dollars was due to the completion of amortization of certain intangibles during the second half of 2010.

Restructuring, Restatement Related Costs and Other

We recorded restructuring, restatement related costs and other charges of $0.1 million and $1.7 million during the six months ended July 1, 2011 and July 2, 2010, respectively.

Restructuring

During the six months ended July 1, 2011, we recorded a $0.1 million restructuring charge related to revised assumptions for our abandoned lease at a German facility, with no comparable amount for the six months ended July 2, 2010.

Restatement Related Costs and Other

During the six months ended July 1, 2011 and July 2, 2010, we incurred costs related to third parties for professional services performed in connection with the restatement of our previously issued financial statements as reported in our Form 10-K for the year-ended December 31, 2008 and our Form 10-Q for the quarter ended September 26, 2008, including, the SEC investigation, certain shareholder actions and the internal Foreign Corrupt Practices Act investigation. These costs totaled $0.1 million during the six months ended July 1, 2011, primarily related to legal fees associated with the SEC investigation, as compared to $1.7 million during the six months ended July 2, 2010, primarily related to legal fees associated with the SEC investigation and accounting and tax fees associated with the restatement of our previously issued financials.

Interest Income, Interest Expense, Foreign Exchange Transaction Gains (Losses), Net and Other Income (Expense), Net

	Six Months Ended
	July 1, 2011	July 2, 2010	Change	Percentage Change
Interest income	$39	$50	$(11)	(22.0)%
Interest expense	(7,084)	(11,555)	4,471	(38.7)%
Foreign exchange transactions gains (losses), net	(815)	263	(1,078)	(409.9)%
Other income, net	1,388	1,686	(298)	(17.7)%

Total	$(6,472)	$(9,556)	$3,084	(32.3)%

Interest Expense

Interest expense was $7.1 million during the six months ended July 1, 2011, as compared to interest expense of $11.6 million during the six months ended July 2, 2010. The decrease in interest expense was attributable to the reduction of our debt from $210.0 million to $107.0 million as part of our emergence from bankruptcy in the third quarter of 2010. The decrease in interest expense was partially offset by a higher interest rate on the $107.0 million debt. In addition, during the six months ended July 1, 2011 we incurred $0.5 million of non-cash interest expense of which $0.3 million was related to reporting default PIK interest of 2% on the new debt and $0.2 million was related to the amortization of deferred financing costs, with no comparable amounts for the six months ended July 2, 2010.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange currency transaction losses, net, were $0.8 million during the six months ended July 1, 2011, compared to gains, net of $0.3 million during the six months ended July 2, 2010 due to the weakening of the U.S. dollar against several foreign currencies in the first quarter of 2011 as compared to the strengthening of the U.S. dollar in the first quarter of 2010.

Other Income (Expense), Net

Other income (expense), net, was $1.4 million during the six months ended July 1, 2011, compared to $1.7 million during the six months ended July 2, 2010. During the six months ended July 1, 2011, we recognized $1.4 million in earnings on our equity investment. During the six months ended July 2, 2010, other income is primarily comprised of recognition of a $1.0 million gain on the sale of our remaining auction rate securities and $0.6 million in earnings on our equity investment.

Reorganization Items

Reorganization items represent expense or income amounts that are recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items, comprised of professional fees totaling $20.2 million, were incurred during the six months ended July 2, 2010 with no comparable amount for the six months ended July 1, 2011. See Note 2 to Consolidated Financial Statements.

Income Taxes

The effective tax rate on the income from operations for the six months ended July 1, 2011, was a provision of 16.0% compared with a provision of 71.4% on income from operations for the six months ended July 2, 2010. The effective tax rate for the six months ended July 1, 2011 reflects our estimated annual effective tax rate and differs from the Canadian statutory rate primarily due to the income earned in jurisdictions with varying tax rates, an increase in our liability for uncertain tax positions, and the release of a portion of our valuation allowance.

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

Upon our emergence from bankruptcy on July 23, 2010, GSI US issued $107.0 million of 12.25% Senior Secured PIK Election Notes, which mature in July 2014. Interest accrues on the New Notes at a rate of 12.25% per year and is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2010. We may elect to pay the interest in cash, or, under certain conditions, by increasing the principal amount of the New Notes or issuing additional notes on the same terms and conditions as the existing New Notes (“PIK”). However, we are required to pay cash interest if our fixed charge coverage ratio is greater than 1.75 to 1.00. The interest rate on the New Notes may be increased upon certain defaults, as defined in the New Indenture. Interest PIK notes issued and PIK payments in lieu of cash payments accrue at a rate of 13%. If the New Notes remain outstanding until their scheduled maturity date in 2014, annual interest expense on the New Notes would be approximately $13.2 million per year from 2011 to 2013 and $7.5 million in 2014. Cash paid for interest on the New Notes was $6.6 million for the six months ended July 1, 2011. The New Notes may be repaid at any time without penalty.

On July 18, 2011, we provided formal notice that we had elected to optionally redeem $35.0 million in aggregate principal amount (constituting 32% of the currently outstanding $108.1 million in aggregate principal amount) of our outstanding New Notes, including PIK notes, in accordance with the terms of the New Indenture, pursuant to which the New Notes were issued. In accordance with the New Indenture, the redemption price for the New Notes being redeemed will be 100% of the principal amount of such New Notes, plus accrued and unpaid interest thereon, if any, to, but not including, August 17, 2011, the redemption date. After consummation of this redemption, $73.1 million in aggregate principal amount of the New Notes, including PIK notes, will remain outstanding.

The redemption will be financed from a portion our available cash and cash equivalents. As of July 1, 2011, prior to the pending redemption of $35 million in aggregate principal amount of our outstanding New Notes, our cash and cash equivalents balance was approximately $74.0 million. We continue to pursue a refinancing of all of the $73.1 million in aggregate principal amount of such remaining New Notes, which we currently expect to complete in the third quarter of 2011.

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

Cash Flows for Six Months Ended July 1, 2011 and July 2, 2010

Cash and cash equivalents totaled $74.0 million at July 1, 2011, compared to $56.8 million at December 31, 2010. The increase in cash and cash equivalents is primarily related to stronger sales and profitability.

Cash provided by operating activities during the six months ended July 1, 2011 was $17.9 million, compared to $14.5 million during the six months ended July 2, 2010, an increase of $3.4 million. The increase in cash provided by operating activities was primarily attributable to the following factors:

•

For the six months ended July 1, 2011, we recorded consolidated net income of $16.3 million, compared to $1.0 million during the six months ended July 2, 2010, before non-cash adjustments to reconcile net income to net cash from operating activities. Non-cash adjustments to reconcile net income to cash provided by operating activities totaled $11.6 million for the six months ended July 1, 2011, compared to $10.0 million for the six months ended July 2, 2010.

•

Cash used in operations as a result of net changes in our operating assets and liabilities totaled $10.0 million during the six months ended July 1, 2011, compared to cash provided by operations of $3.5 million during the six months ended July 2, 2010 and included the following items:

•

An increase in our accounts receivable during the six months ended July 1, 2011 resulted in a use of cash of $2.6 million, compared to a use of cash of $5.0 million during the six months ended July 2, 2010.

•

An increase in our inventory balance during the six months ended July 1, 2011 resulted in a use of cash of $6.5 million, compared to a use of cash of $2.1 million during the six months ended July 2, 2010.

•

The net change to deferred revenue and related deferred cost of goods sold resulted in a use of cash of $3.2 million during the six months ended July 1, 2011, compared to $15.6 million during the six months ended July 2, 2010, a net change of $12.4 million.

•

A net increase in accounts payable and accrued expenses provided $2.2 million of cash during the six months ended July 1, 2011, compared to $23.6 million cash provided during the six months ended July 2, 2010. The increase in our accounts payable and accrued expenses in 2010 was due to the deferral of payments on certain of our liabilities while we were in bankruptcy, including the interest payments on our $210.0 million debt.

•	Tax refunds were less than $0.1 million during the six months ended July 1, 2011, compared to $1.8 million during the six months ended July 2, 2010.

Cash used in investing activities was $1.7 million during the six months ended July 1, 2011, compared to cash provided by investing activities of $10.2 million during the six months ended July 2, 2010 and included the following items:.

•	We used $1.7 million of cash during the six months ended July 1, 2011 for capital expenditures, compared to $1.2 million during the six months ended July 2, 2010.

•	We sold $13.0 million in par value auction rate securities for proceeds of $11.4 million during the six months ended July 2, 2010, with no comparable amount during the six months ended July 1, 2011.

We did not have any cash related financing activities in the six months ended July 1, 2011. Cash used in financing activities related to payments made for debt issuances costs and totaled $0.5 million during the six months ended July 2, 2010.

In addition to cash flows from operating and investing activities, exchange rate changes resulted in an increase of $1.0 million in our cash balances during the six months ended July 1, 2011, compared to a $0.2 million decrease during the six months ended July 2, 2010.

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

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Historically, our contractual obligations have primarily consisted of the principal and interest associated with our 12.25% Senior Secured PIK Election Notes due 2014, operating leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 30, 2011. Through July 1, 2011, we have not entered into any material new or modified contractual obligations since the end of the fiscal year ended December 31, 2010.

Off-Balance Sheet Arrangements

Through July 1, 2011, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our

Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 30, 2011. Other than the adoption of certain revenue guidance as discussed below, there have been no material changes to our critical accounting policies through July 1, 2011 from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 30, 2011.

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

Our primary market risk exposures are foreign currency exchange rate fluctuation and interest rate sensitivity. During the quarter ended July 1, 2011, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 30, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of July 1, 2011, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of July 1, 2011, because of the following material weakness in our internal control over financial reporting, which is more fully described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated by reference herein, and which has not been remediated as of July 1, 2011:

•	Inadequate and ineffective controls over the financial statement close process.

Changes in Internal Control Over Financial Reporting

We are taking corrective actions to remediate the material weakness listed above, including remediation actions described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated by reference herein. However, as of July 1, 2011, we have not completed the remediation of the above material weakness.

Other than as noted above, there has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended July 1, 2011 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

During the third quarter of 2005, the Company’s French subsidiary, GSI Lumonics SARL (“GSI France”), filed for bankruptcy protection, which was granted on July 7, 2005. On April 18, 2006, the commercial court of Le Creusot (France) ordered GSI France to pay approximately 0.7 million Euros to SCGI in the context of a claim filed by SCGI that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. No appeal was lodged. On May 6, 2011, GSI Group Ltd. was served with summons from the official receiver of GSI France demanding that GSI Group Ltd. and the Company’s German subsidiary, GSI Lumonics GmbH, appear before the Paris commercial court. The receiver claims (i) that the bankruptcy proceedings initiated against GSI France in 2005 should be extended to GSI Group Ltd. and GSI Lumonics GmbH on the ground that GSI France’s decisions were actually made by GSI Group Ltd. and that GSI Lumonics GmbH made financial advances for no consideration, which would reveal in both cases confusion of personhood, or (ii) alternatively, that GSI Group Ltd. be ordered to pay approximately 3.1 million Euros (i.e. the aggregate of GSI France’s liabilities, consisting primarily of approximately 0.7 million Euros to SCGI and approximately 2.4 million Euros to GSI Lumonics GmbH). The Company is investigating the matter but currently does not believe a loss is probable. Accordingly, nothing has been accrued in the Company’s accompanying consolidated financial statements with respect to this claim.

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

Chapter 11 Cases

On November 20, 2009, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for Delaware (the “Bankruptcy Court”) (the “Chapter 11 Cases”). On May 27, 2010, the Bankruptcy Court entered an order confirming and approving a modified joint Chapter 11 plan of reorganization for the Debtors, which was further supplemented (as supplemented, the “Final Chapter 11 Plan”) and the Plan Documents (as defined in the Final Chapter 11 Plan). On July 23, 2010, the Debtors consummated their reorganization through a series of transactions contemplated by the Final Chapter 11 Plan, and the Final Chapter 11 Plan became effective pursuant to its terms. While the Chapter 11 Cases are still open as a technical matter, the Company no longer has any legal or material financial constraint relating to those cases, and expects to obtain final closing (legal conclusion) of those cases prior to the end of the 2011 calendar year. See Note 12 to Consolidated Financial Statements for additional information on claims and Note 2 to Consolidated Financial Statements for additional information on the Chapter 11 Cases.

On April 5, 2010, the IRS filed amended proofs of claim aggregating approximately $7.7 million with the Bankruptcy Court. On July 13, 2010, the Company filed a complaint, GSI Group Corporation v. United States of America, in Bankruptcy Court in an attempt to recover refunds totaling approximately $18.8 million in federal income taxes the Company asserts it overpaid to the IRS relating to tax years 2000 through 2008, together with applicable interest. The complaint includes an objection to the IRS’ proofs of claim which the Company believes are not allowable claims and should be expunged in their entirety. Those tax proceedings remain pending, and their resolution in the ordinary course will not be affected by the expected closing of the Chapter 11 Cases.

In addition, under the terms of the Final Chapter 11 Plan, the Company was obligated to make additional payments to the holders of 2008 Senior Notes claims in its Chapter 11 Cases if the amount of certain claims under the Final Chapter 11 Plan exceeded $22.5 million. The additional payment, if any, would equal approximately $1.00 for each dollar by which the $22.5 million cap amount was exceeded. As the Company did not believe it was probable that its losses under these claims exceeded $22.5 million, nothing had been accrued in the Company’s consolidated financial statements with respect to this potential obligation. On June 2, 2011, the Bankruptcy Court entered an order fixing the amount of the additional payment at zero. The order is a final determination that the Company has no actual or contingent future liability for any such payment.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

4.8	Indenture, dated as of July 23, 2010, by and among GSI Group Corporation, as Issuer, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	000-25705	4.1	7/23/10

4.9	Registration Rights Agreement, by and between the Registrant and the Common Shareholders named therein, dated as of July 23, 2010.	8-K	000-25705	4.2	7/23/10

10.1†	Severance Agreement, dated as of April 25, 2011, by and between GSI Group Inc. and David Clarke.					*

10.2†	Letter Agreement, dated as of June 21, 2011, between GSI Group Inc. and Anthony Bellantuoni.	8-K	001-35083	10.1	6/22/2011

10.3†	Offer Letter, dated June 23, 2011, between GSI Group Inc. and Jamie Bader.					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

191.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

†	This exhibit constitutes a management contract, compensatory plan, or arrangement.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at July 1, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and six months ended July 1, 2011 and July 2, 2010, (iii) Consolidated Statements of Cash Flows for the six months ended July 1, 2011 and July 2, 2010, and (iv) Notes to Consolidated Financial Statements.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ John A. Roush	Director, Chief Executive Officer	August 11, 2011
John A. Roush

/s/ Robert Buckley	Chief Financial Officer (Principal Accounting Officer)	August 11, 2011
Robert Buckley

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

4.8	Indenture, dated as of July 23, 2010, by and among GSI Group Corporation, as Issuer, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	000-25705	4.1	7/23/10

4.9	Registration Rights Agreement, by and between the Registrant and the Common Shareholders named therein, dated as of July 23, 2010.	8-K	000-25705	4.2	7/23/10

10.1†	Severance Agreement, dated as of April 25, 2011, by and between GSI Group Inc. and David Clarke.					*

10.2†	Letter Agreement, dated as of June 21, 2011, between GSI Group Inc. and Anthony Bellantuoni.	8-K	001-35083	10.1	6/22/2011

10.3†	Offer Letter, dated June 23, 2011, between GSI Group Inc. and Jamie Bader.					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

191.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

†	This exhibit constitutes a management contract, compensatory plan, or arrangement.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets at July 1, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and six months ended July 1, 2011 and July 2, 2010, (iii) Consolidated Statements of Cash Flows for the six months ended July 1, 2011 and July 2, 2010, and (iv) Notes to Consolidated Financial Statements.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.