Form 10-Q
period 2011-09-30
GSI GROUP INC
filed 2011-11-10
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, there were 33,367,264 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$50,655	$56,781
Accounts receivable, net of allowance of $678 and $696, respectively	56,545	55,110
Income taxes receivable	21,975	21,920
Inventories	70,917	66,721
Deferred tax assets	4,242	4,226
Deferred cost of goods sold	1,703	7,789
Prepaid expenses and other current assets	5,657	5,580

Total current assets	211,694	218,127
Property, plant and equipment, net of accumulated depreciation of $59,924 and $55,336, respectively	42,489	45,402
Deferred tax assets	1,474	1,445
Other assets	5,624	4,476
Intangible assets, net	47,396	53,139
Goodwill	44,578	44,578

Total Assets	$353,255	$367,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$22,003	$19,766
Income taxes payable	2,819	1,785
Accrued compensation and benefits	9,085	7,988
Deferred revenue	4,126	15,006
Other accrued expenses	13,953	14,717

Total current liabilities	51,986	59,262
Debt	73,107	107,575
Deferred revenue	227	402
Deferred tax liabilities	8,477	8,373
Accrued restructuring, net of current portion	234	769
Income taxes payable	7,679	6,644
Accrued pension liability	2,467	3,044
Other liabilities	1,154	2,420

Total liabilities	145,331	188,489
Commitments and contingencies (Note 12)
Stockholders’ Equity
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 33,367,264 and 33,342,169 respectively	423,856	423,856
Additional paid-in capital	17,173	14,655
Accumulated deficit	(231,615)	(256,733)
Accumulated other comprehensive loss	(1,854)	(3,429)

Total GSI Group Inc. stockholders’ equity	207,560	178,349
Noncontrolling interest	364	329

Total stockholders’ equity	207,924	178,678

Total Liabilities and Stockholders’ Equity	$353,255	$367,167

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Sales	$93,257	$91,545	$286,485	$291,897
Cost of goods sold	52,349	50,601	160,690	163,859

Gross profit	40,908	40,944	125,795	128,038

Operating expenses:
Research and development and engineering	8,013	7,260	24,130	22,024
Selling, general and administrative	19,411	20,650	59,933	55,795
Amortization of purchased intangible assets	874	1,108	2,853	3,362
Restructuring, restatement related costs and other	14	336	136	2,015
Post-emergence professional fees	63	481	296	481

Total operating expenses	28,375	29,835	87,348	83,677

Income from operations	12,533	11,109	38,447	44,361
Interest income	30	20	69	70
Interest expense	(3,283)	(4,424)	(10,367)	(15,979)
Foreign exchange transaction gains (losses), net	571	(449)	(244)	(186)
Other income (expense), net	(128)	410	1,260	2,096

Income from operations before reorganization items and income taxes	9,723	6,666	29,165	30,362
Reorganization items	—	(5,909)	—	(26,156)

Income from operations before income taxes	9,723	757	29,165	4,206
Income tax provision	907	665	4,012	3,128

Consolidated net income	8,816	92	25,153	1,078
Net (income) loss attributable to noncontrolling interest	29	29	(35)	(23)

Net income attributable to GSI Group Inc.	$8,845	$121	$25,118	$1,055

Net income attributable to GSI Group Inc. per common share:
Basic	$0.26	$0.00	$0.75	$0.05
Diluted	$0.26	$0.00	$0.75	$0.05

Weighted average common shares outstanding—basic	33,489	29,551	33,472	20,473
Weighted average common shares outstanding—diluted	33,588	29,565	33,572	20,492

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	September 30, 2011	October 1, 2010
Cash flows from operating activities:
Consolidated net income	$25,153	$1,078
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,463	11,661
Provision (recoveries) for uncollectible receivables	102	(431)
Provision for inventory	5,521	4,894
Share-based compensation	2,518	1,764
Deferred income taxes	59	(142)
Earnings from equity investment	(1,302)	(1,073)
Loss on extinguishment of debt	372	—
Loss on disposal of assets	211	67
Gain on sale of auction rate securities	—	(988)
Non-cash interest expense	540	341
Non-cash restructuring charges	48	57
Changes in operating assets and liabilities:
Accounts receivable	(1,453)	(7,356)
Inventories	(9,542)	(7,038)
Deferred cost of goods sold	6,086	22,865
Prepaid expenses and other current assets	(73)	583
Deferred revenue	(11,055)	(39,754)
Accounts payable, accrued expenses and income taxes receivable and payable	3,962	6,939
Other non-current assets and liabilities	(1,888)	(1,360)

Cash provided by (used in) operating activities	30,722	(7,893)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,607)	(1,933)
Proceeds from the sale of auction rate securities	—	11,408

Cash (used in) provided by investing activities	(2,607)	9,475
Cash flows from financing activities:
Proceeds from Rights Offering	—	64,889
Repayments of debt	(35,000)	(74,889)
Payments for debt issuance costs	—	(1,483)

Cash used in financing activities	(35,000)	(11,483)
Effect of exchange rates on cash and cash equivalents	759	511

Decrease in cash and cash equivalents	(6,126)	(9,390)
Cash and cash equivalents, beginning of period	56,781	63,328

Cash and cash equivalents, end of period	$50,655	$53,938

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,940	$22,620
Cash paid for income taxes	$1,581	$910
Income tax refunds received	$14	$1,753
Cash paid for reorganization items	$—	$25,400
Supplemental disclosure of non cash financing activity:
Exchange of debt for common shares	$—	$28,071
Issuance of PIK notes	$532	$—

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011

(Unaudited)

1. Organization and Presentation

GSI Group Inc. (“GSIG”) and its subsidiaries (collectively “the Company”) design, develop, manufacture and sell laser-based solutions (consisting of lasers and laser systems), precision motion control devices, optical controls, and associated precision technologies, and semiconductor systems. The Company’s technology is incorporated into customer products or manufacturing processes for a wide range of applications in a variety of markets, including: industrial, electronics, medical, semiconductor, scientific, and aerospace. The Company’s products enable customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications. The Company exists under the laws of New Brunswick, Canada and serves principal markets in North America, Europe and Asia-Pacific. The Company realigned the structure of its internal organization during the three months ended April 1, 2011 in a manner that caused the composition of its reportable segments to change to the following three segments: Laser Products, Precision Motion and Technologies and Semiconductor Systems. The Company’s reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented. See Note 13 to Consolidated Financial Statements for further information about the Company’s reportable segments.

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC.

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

ASC 852 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the businesses are reported separately in the financial statements. All such costs are reported in reorganization items in the accompanying consolidated statements of operations for the three and nine months ended October 1, 2010, with no comparable amounts for the three and nine months ended September 30, 2011.

The Final Chapter 11 Plan deleveraged the Company’s balance sheet by reducing debt and increasing stockholders’ equity. The financial restructuring was accomplished through a debt-for-equity exchange and by using the proceeds from a shareholder rights offering and cash on hand to reduce outstanding indebtedness. A summary of the significant transactions affecting the Company’s capital structure as a result of the effectiveness of the Final Chapter 11 Plan is described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC.

Post-Emergence Professional Fees

Post-emergence professional fees represent costs incurred subsequent to bankruptcy emergence for financial and legal advisors to assist with matters in finalizing the bankruptcy process, including bankruptcy claim matters. Post-emergence professional fees totaled $0.1 million and $0.3 million during the three and nine months ended September 30, 2011, respectively, and $0.5 million during the three and nine months ended October 1, 2010.

Reorganization Items

Reorganization items represent amounts that were recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items were incurred starting with the date of the bankruptcy filing. Reorganization items totaled $5.9 million and $26.2 million during the three and nine months ended October 1, 2010, respectively, with no comparable amounts during the three and nine months ended September 30, 2011.

3. Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 3 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC. Those policies are not presented herein, except to the extent that new policies have been adopted, or there is current period activity to disclose.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of sales and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, assumptions and judgments, including those related to revenue recognition; allowance for doubtful accounts; inventory valuation; the assessment of warranty reserves; the valuation of goodwill, intangible assets and other long-lived assets; accounting for business combinations; share-based payments; employee benefit plans; accounting for restructuring activities; accounting for income taxes and related valuation allowances; and, accounting for loss contingencies. Actual results could differ significantly from those estimates.

Long-Term Investments

As of September 30, 2011 and December 31, 2010, the Company had liquidated all of its previously held auction rate securities. During the nine months ended October 1, 2010, the Company sold its remaining $13.0 million in par value of its auction rate securities valued at $10.4 million for $11.4 million in proceeds, which resulted in the recognition of realized gains of $1.0 million related to the sale of these securities. The gains realized upon the sale of the auction rate securities are recorded in other income (expense), net in the accompanying consolidated statements of operations for the nine months ended October 1, 2010. The Company determines the cost of a security sold and the amount to be reclassified out of accumulated other comprehensive income (loss) into earnings based on the specific identification method. During the nine months ended October 1, 2010, the Company reclassified $0.6 million out of accumulated other comprehensive income (loss) into earnings related to the sale of the Company’s auction rate securities. There were no auction rate securities held as of September 30, 2011.

As of September 30, 2011 and December 31, 2010, the Company had a 25.1% equity investment in a privately held company located in the United Kingdom, valued at $3.5 million and $2.2 million at September 30, 2011 and December 31, 2010, respectively, and included in other assets in the accompanying consolidated balance sheets. The Company accounts for this investment using the equity method and recognized a loss of $0.1 million and income of $0.5 million for the three months ended September 30, 2011 and October 1, 2010, respectively, and recognized income of $1.3 million and $1.1 million for the nine months ended September 30, 2011 and October 1, 2010, respectively, which are included in other income (expense), net in the accompanying consolidated statements of operations.

Goodwill and Intangible Assets

As described in more detail in Note 3 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC, the Company assesses goodwill and indefinite-lived intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate impairment may exist. The Company completed annual tests for impairment as of the beginning of the second quarter of 2011 and 2010, and determined that goodwill and indefinite-lived intangible assets were not impaired.

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

Installation is generally a routine process that occurs within a short period of time following delivery and the Company has concluded that this obligation is inconsequential and perfunctory. As such, for transactions that include installation, and for which customer acceptance has not been deemed necessary in order to record the revenue, the cost of installation is accrued at the time product revenue is recorded and no related revenue is deferred. Historically, the costs of installation have not been significant.

The initial standard warranty for product sales is accounted for under the provisions of ASC 450, “Contingencies”, as the Company has the ability to ascertain the likelihood of the liability, and can estimate the amount of the liability. A provision for the estimated cost related to warranty is recorded to cost of goods sold at the time revenue is recognized. The Company’s estimate of costs to service the warranty obligations are based on historical experience and expectations of future conditions. To the extent the Company experiences increased warranty claims or increased costs associated with servicing those claims, revisions to the estimated warranty liability are recorded as increases or decreases to the accrual at that time, with an offsetting entry recorded to cost of goods sold.

The Company also sells optional extended warranty services, and preventative maintenance contracts, at the time of the product purchase. The Company accounts for these agreements in accordance with provisions of ASC 605-20-25-3, “Separately Priced Extended Warranty and Product Maintenance Contracts”, under which it recognizes the separately priced extended warranty and preventative maintenance fees over the associated period.

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

The Company has deferred revenue included in its accompanying consolidated balance sheets, with balances (including both current and long-term amounts) of $4.4 million and $15.4 million as of September 30, 2011 and December 31, 2010, respectively. The deferred revenue balance is primarily comprised of pre ASU 2009-13 multiple-element arrangements, delivered over multiple periods, whereby there is no fair value for one or more of the undelivered element(s) and arrangements where acceptance has not been received. To a much lesser extent, the deferred revenue balances relate to either: (a) the unrecognized portion of multiple-element arrangements that are being recognized into revenue ratably as associated services are performed; (b) arrangements not currently recognizable due to the arrangement not being fixed and determinable at its inception; (c) revenue deferrals for product shipments with FOB destination shipping terms; and (d) the future amortization of revenue related to extended warranty contracts and preventative maintenance plans. The classification of deferred revenue and deferred cost of goods sold is based on the Company’s expectations with respect to when the revenue will be recognized, based on facts known to the Company as of the date its financial statements are released.

The Company had certain pre ASU 2009-13 multiple-element arrangements outstanding, delivered over multiple periods, in which the Company recognized $3.4 million and $29.6 million in revenue for the three and nine months ended September 30, 2011, respectively. Such arrangements will continue to be accounted for under the prior accounting standards until they are completed. As of September 30, 2011 and December 31, 2010, the Company had $1.1 million and $8.9 million, respectively, in deferred revenue related to these arrangements. For multiple-element arrangements, delivered over multiple periods, which were entered into after the adoption of ASU 2009-13, the Company recognized $16.3 million and $33.4 million in revenue for the three and nine months ended September 30, 2011, respectively, with no deferrals related to the adoption of ASU 2009-13 as of September 30, 2011.

Accumulated Other Comprehensive Loss

The following table provides the details of accumulated other comprehensive loss at (in thousands):

	September 30, 2011	December 31, 2010
Foreign currency translation adjustments	$3,916	$2,568
Pension liability, net of tax	(5,770)	(5,997)

Total accumulated other comprehensive loss	$(1,854)	$(3,429)

Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Consolidated net income	$8,816	$92	$25,153	$1,078
Foreign currency translation adjustments (1)	(1,661)	3,778	1,348	1,522
Net reclassifications of investments, net of tax	—	—	—	(568)
Pension liability, net of tax	76	72	227	207

Consolidated comprehensive income	7,231	$3,942	26,728	$2,239
Comprehensive (income) loss attributable to noncontrolling interest	29	29	(35)	(23)

Comprehensive income attributable to GSI Group Inc.	$7,260	$3,971	$26,693	$2,216

(1)	The foreign currency translation adjustments are primarily related to the movement in the British Pound, Japanese Yen and European Union Euro.

Net Income Per Common Share

Basic net income attributable to GSI Group Inc. per common share is computed by dividing net income attributable to GSI Group Inc. by the weighted-average number of common shares outstanding during the period. For diluted net income per common share, the denominator also includes any dilutive effect of outstanding stock options, restricted stock awards and restricted stock units determined using the treasury stock method. Potentially dilutive securities are excluded from the diluted earnings per share computation to the extent they are anti-dilutive. Common and common share equivalent disclosures are (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Weighted average common shares outstanding – basic	33,489	29,551	33,472	20,473
Dilutive potential common shares	99	14	100	19

Weighted average common shares outstanding – diluted	33,588	29,565	33,572	20,492

Excluded from diluted common shares calculation – weighted stock options, restricted stock awards and restricted stock units that are anti-dilutive	183	97	118	223

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) amended ASC 820, “Fair Value Measurement” (“ASC 820”). This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment will not have a material impact on our consolidated financial statements.

In June 2011, the FASB amended ASC 220, “Presentation of Comprehensive Income.” This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. This ASU impacts presentation only and will have no effect on our financial condition, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment (the revised standard)”. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this amendment will not have a material impact on our consolidated financial statements.

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

The fair values of cash, accounts receivable, income taxes receivable, accounts payable, income taxes payable, accrued compensation and benefits, and other accrued expenses, approximate their carrying values because of their short-term nature. Cash equivalents, primarily money market accounts, represent the only asset the Company measures at fair value on a recurring basis. Cash equivalents of $4.9 million and $7.8 million as of September 30, 2011 and December 31, 2010, respectively, are classified as Level 1 in the fair value hierarchy because they are valued at quoted prices in active markets.

The Company conducted nonrecurring fair value measurements for the annual impairment tests for goodwill and indefinite-lived intangible assets as of the beginning of the second quarter of 2011 and 2010, and determined that goodwill and indefinite-lived intangible assets were not impaired.

See Note 7 to Consolidated Financial Statements for discussion of the estimated fair value of the Company’s debt instruments.

5. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2011. Goodwill by reportable segment as of September 30, 2011 and December 31, 2010 is as follows (in thousands):

	Reportable Segment
	Laser Products	Precision Motion and Technologies	Total
Goodwill	$67,926	$108,306	$176,232
Accumulated impairment of goodwill	(54,099)	(77,555)	(131,654)

	$13,827	$30,751	$44,578

Intangible Assets

As of September 30, 2011, intangible assets consisted of the following (in thousands):

	September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$61,375	$(46,519)	$14,856	5.0
Customer relationships	33,146	(15,962)	17,184	7.7
Customer backlog	2,355	(2,355)	—	—
Non-compete agreements	4,870	(4,870)	—	—
Trademarks, trade names and other	5,714	(3,385)	2,329	7.5

Amortizable intangible assets	107,460	(73,091)	34,369	6.5

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Totals	$120,487	(73,091)	$47,396

As of December 31, 2010, intangible assets consisted of the following (in thousands):

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$61,298	$(43,546)	$17,752	5.5
Customer relationships	33,121	(14,183)	18,938	8.4
Customer backlog	2,355	(2,355)	—	—
Non-compete agreements	4,870	(4,001)	869	0.7
Trademarks, trade names and other	5,696	(3,143)	2,553	8.2

Amortizable intangible assets	107,340	(67,228)	40,112	6.9

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Totals	$120,367	$(67,228)	$53,139

All definite-lived intangible assets are amortized on a straight-line basis over their remaining life. Amortization expense for customer relationships, customer backlog, non-compete agreements and definite-lived trademarks, trade names and other is included in operating expenses in the accompanying consolidated statements of operations and was $0.9 million and $1.1 million for the three months ended September 30, 2011 and October 1, 2010, respectively, and $2.9 million and $3.4 million for the nine months ended September 30, 2011 and October 1, 2010, respectively. Amortization expense for the patents and acquired technology is included in cost of goods sold in the accompanying consolidated statements of operations and was $1.0 million for each of the three months ended September 30, 2011 and October 1, 2010, and $2.9 million for each of the nine months ended September 30, 2011 and October 1, 2010.

Estimated amortization expense for each succeeding period after September 30, 2011 is as follows (in thousands):

Year Ending December 31,	Cost of Goods Sold	Operating Expenses	Total
2011 (3 months from September 30, 2011)	$927	$662	$1,589
2012	3,165	2,649	5,814
2013	3,165	2,649	5,814
2014	3,165	2,562	5,727
2015	2,065	2,392	4,457
Thereafter	2,369	8,599	10,968

Total	$14,856	$19,513	$34,369

6. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated:

Inventories

	September 30, 2011	December 31, 2010
	(In thousands)
Raw materials	$37,467	$37,315
Work-in-process	19,447	16,613
Finished goods	10,055	10,261
Demo inventory	2,036	1,249
Consigned inventory	1,912	1,283

Total inventories	$70,917	$66,721

Prepaid Expenses and Other Current Assets

	September 30, 2011	December 31, 2010
	(In thousands)
Prepaid expenses	$4,349	$4,803
Other current assets	1,308	777

Total	$5,657	$5,580

Other Accrued Expenses

	September 30, 2011	December 31, 2010
	(In thousands)
Accrued interest	$1,118	$1,647
Accrued warranty	3,708	3,977
Accrued professional fees	1,641	2,165
Accrued third party sales commissions	483	497
Customer deposits	2,259	1,241
Accrued restructuring, current portion	928	797
Deferred rent, current portion	1,325	1,325
Accrued VAT	319	540
Other	2,172	2,528

Total	$13,953	$14,717

Accrued Warranty

	Nine Months Ended
	September 30, 2011	October 2, 2010
	(In thousands)
Balance at beginning of period	$3,977	$3,140
Charged to costs and expenses	2,386	3,062
Use of provision	(2,673)	(2,387)
Foreign currency exchange rate changes	18	8

Balance at end of period	$3,708	$3,823

Other Liabilities

	September 30, 2011	December 31, 2010
	(In thousands)
Deferred rent	$1,154	$2,151
Accrued PIK	—	269

Total	$1,154	$2,420

7. Debt

12.25% Senior Secured PIK Election Notes

Upon the emergence from bankruptcy, GSI US issued $107.0 million in aggregate principal amount of 12.25% Senior Secured PIK Election Notes, which mature on July 23, 2014 (the “2014 Notes”), pursuant to the indenture (the “2014 Indenture”), by and among GSI US, as issuer, the Guarantors named therein (including GSIG and MES) and The Bank of New York Mellon Trust Company, N.A., as trustee.

Interest accrues on the 2014 Notes at a rate of 12.25% per year and is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2010. GSI US may elect to pay the interest in cash, or, under certain conditions, by increasing the principal amount of the 2014 Notes or issuing additional notes on the same terms and conditions as the existing 2014 Notes (“PIK”). However, the Company is required to pay cash interest if its fixed charge coverage ratio is greater than 1.75 to 1.00. Furthermore, until the Company became current in its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and until the Company’s common shares were listed on an Eligible Market (as defined in the 2014 Indenture), the rate of interest under the 2014 Notes was increased by an additional 2% per annum (“Default Rate”), payable by PIK beginning after August 15, 2010. Additionally, the interest rate on the 2014 Notes may be increased under certain defaults, as defined in the 2014 Indenture. Interest PIK notes issued and PIK payments in lieu of cash payments accrue interest at a rate of 13% per annum. The Company became current in its reporting obligations under the Exchange Act on December 13, 2010 with the filing of its Form 10-Q for the quarter-ended October 1, 2010. On February 14, 2011, the Company’s common shares were listed on The NASDAQ Global Select Market under the trading symbol “GSIG”. Accordingly, as of February 14, 2011, the 2% per annum additional interest penalty ceased. PIK notes issued to noteholders as a result of the 2% penalty from August 15, 2010 to February 14, 2011 totaled $1.1 million and are classified as debt in the accompanying balance sheet as of September 30, 2011.

On August 17, 2011, GSI US optionally redeemed $35.0 million in aggregate principal amount (constituting 32% of the $108.1 million in aggregate principal amount) of its outstanding 2014 Notes, including PIK notes, in accordance with the terms of the 2014 Indenture, at the redemption price of 100% of the principal amount of such 2014 Notes, plus accrued and unpaid interest thereon, if any, to, but not including, August 17, 2011, the redemption date. The redemption was financed from a portion of the available cash and cash equivalents of the Company and its subsidiaries. As of September 30, 2011, $73.1 million in aggregate principal amount of the 2014 Notes, including PIK notes, remained outstanding.

Subsequent to September 30, 2011, the Company consummated the refinancing of all $73.1 million in aggregate principal amount of its outstanding 2014 Notes. See Note 15 to Consolidated Financial Statements.

Loss on Extinguishment of Debt

Upon the early redemption of $35.0 million of the Company’s 2014 Notes during the third quarter of 2011, the Company recorded a $0.4 million non-cash charge to write-off the unamortized deferred financing costs included in other assets related to the debt extinguished. The $0.4 million loss on extinguishment of debt is included in interest expense in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2011.

Deferred Financing Costs

In connection with the issuance of the 2014 Notes, the Company capitalized $1.6 million in deferred financing costs, which are included in other assets in the accompanying consolidated balance sheet as of September 30, 2011. These deferred financing costs are being amortized to interest expense on a straight-line basis over the four year contractual term of the 2014 Notes based on the principal balance outstanding. The remaining unamortized portion of the deferred financing costs, subsequent to the aforementioned $0.4 million loss on extinguishment of debt, was $0.7 million as of September 30, 2011. Non-cash interest expense related to the amortization of the deferred financing costs for the three and nine months ended September 30, 2011 was $0.1 million and $0.3 million, respectively. Non-cash interest expense related to the amortization of the deferred financing costs for the three and nine months ended October 1, 2010 was $0.1 million.

Interest Expense

Total interest expense related to the 2014 Notes, including principal interest, PIK interest, amortization of the deferred financing costs, and loss on extinguishment of debt for the three and nine months ended September 30, 2011 was $3.3 million and $10.4 million, respectively. PIK interest totaled $0.3 million during the nine months ended September 30, 2011, with no comparable amount during the three months ended September 30, 2011. Total interest expense on the 2014 Notes, including principal interest, PIK interest and amortization of the deferred financing costs for the three and nine months ended October 1, 2010 was $2.9 million, which includes PIK interest of $0.3 million. The PIK interest relates to the additional 2% assessment per annum as described above, which ceased in February 2011. As of September 30, 2011, accrued interest totaled $1.1 million, which is classified as other accrued expenses in the accompanying consolidated balance sheet as of September 30, 2011. A $0.5 million PIK note was issued in February 2011 and is classified as debt in the accompanying consolidated balance sheet as of September 30, 2011.

The Company recorded interest expense of $1.5 million and $13.1 million for the three and nine months ended October 1, 2010, respectively, related to the $210.0 million of 11% unsecured senior notes due 2013 (the “2008 Senior Notes”), which were restructured upon bankruptcy emergence, as described in Note 2 and Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC.

Guarantees

Each Guarantor, as defined in the 2014 Indenture, jointly and severally, unconditionally guarantees (each a “Note Guarantee” and collectively the “Note Guarantees”) the due and punctual payment of the principal of and interest on the 2014 Notes, when due and payable, whether at maturity, by acceleration or otherwise, the due and punctual payment of interest on the overdue principal of and interest on the 2014 Notes, the due and punctual payment of all other Obligations, as defined in the 2014 Indenture, and the due and punctual performance of all obligations of the Company in accordance with the terms of the 2014 Indenture. Furthermore, each Guarantor, as defined in the 2014 Indenture, jointly and severally, unconditionally guarantees that in the event of any extension of time of payment or renewal of any of the 2014 Notes or any of such other Obligations, as defined in the 2014 Indenture, with respect to the 2014 Notes, amounts due will be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, at stated maturity, by acceleration or otherwise. Further discussion of the Note Guarantees is provided in Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC.

As of September 30, 2011, the maximum potential amount of future payments the Guarantors could be required to make under the Note Guarantees is the principal amount of the 2014 Notes plus all unpaid, but accrued interest thereon, including all PIK and Default Rate interest. However, as of September 30, 2011, the Guarantors are not expected to be required to perform under the Note Guarantees.

Fair Value of Debt

As of September 30, 2011, the estimated fair value of the Company’s outstanding 2014 Notes approximated $79.0 million. As of December 31, 2010, the estimated fair value of the Company’s 2014 Notes approximated $113.4 million. These fair value estimates represent the value at which the Company estimates the lenders could trade the debt within the financial markets, and does not represent the settlement value of these long-term debt liabilities to the Company. The Company estimated the appropriate market yield for the 2014 Notes based on yields for comparable issues and market indices. Using this market yield, the Company calculated the present value of future interest and principal payments to estimate the fair value of the 2014 Notes. Fair value estimates are made at a specific point in time based on relevant market information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in market conditions, valuation assumptions or approach could significantly affect these estimates.

8. Share-Based Compensation

Equity Compensation Plans

As of September 30, 2011, the Company has one active equity compensation plan, the GSI Group Inc. 2010 Incentive Award Plan (the “2010 Incentive Plan”), under which it may grant stock-based compensation awards to employees, consultants and directors. As of September 30, 2011, there are 2,028,159 shares available for future issuance under the 2010 Incentive Plan. Additionally, the Company has other equity compensation plans under which there are awards outstanding, but under which no further awards may be made as such plans were cancelled upon the Company’s emergence from bankruptcy on July 23, 2010 (collectively referred to herein as the “Pre-2010 Incentive Plans”). Such equity compensation plans are described in Note 10 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2010, filed with the SEC. There have been no material modifications made to the Company’s equity compensation plans during the nine months ended September 30, 2011.

2010 Incentive Plan

The table below summarizes activities relating to restricted stock units issued and outstanding under the 2010 Incentive Plan during the nine months ended September 30, 2011:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	333	$9.87
Granted	505	11.49
Vested	(8)	10.30
Forfeited	(10)	10.30

Unvested at September 30, 2011	820	$10.86

Expected to vest as of September 30, 2011	817	$10.86

Pre-2010 Incentive Plans

The table below summarizes activities relating to restricted stock awards issued and outstanding under the Pre-2010 Incentive Plans during the nine months ended September 30, 2011:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	31	$11.36
Granted	—	—
Vested	(18)	15.51
Forfeited	(6)	8.12

Unvested at September 30, 2011	7	$3.91

Share-Based Compensation Expense

The Company recognized share-based compensation expense totaling $0.8 million and $0.7 million during the three months ended September 30, 2011 and October 1, 2010, respectively, and $2.5 million and $1.8 million during the nine months ended September 30, 2011 and October 1, 2010, respectively. Stock compensation expense is primarily included in selling, general, and administrative expense in the Company’s consolidated statements of operations and as an increase to additional paid-in capital on the Company’s consolidated balance sheets. As the awards granted are issuable to the holder, typically subject to vesting provisions, with no consideration payable by the holder, the grant date fair value per share is based on the quoted price of the Company’s common stock on the date of the grant and is generally the basis for which compensation expense is recognized. The restricted stock awards and restricted stock units have generally been issued with a three-year vesting period and vest based solely on service conditions. Accordingly, the Company recognizes compensation expense on a straight-line basis over the requisite service period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on anticipated forfeitures and actual experience.

Additionally, the expense recorded during the nine months ended September 30, 2011 includes compensation expense for 42,536 deferred stock units granted to the members of the Company’s Board of Directors, pursuant to the Company’s 2010 Incentive Plan, of approximately $0.6 million, which was recognized in full on the date of grant, as the deferred stock units were fully vested and nonforfeitable on the date of grant. There were no deferred stock units granted during the three months ended September 30, 2011. The expense recorded during the three and nine months ended October 1, 2010 includes compensation expense for 83,337 deferred stock units granted to the members of the Company’s Board of Directors, pursuant to standalone award agreements that are independent of an equity incentive plan, of approximately $0.6 million, which was also recognized in full on the date of grant, as the deferred stock units were fully vested and nonforfeitable on the date of grant. Approximately $0.1 million and $0.4 million of the compensation expense recognized during the nine months ended September 30, 2011 and October 1, 2010, respectively, relates to expense recognized upon the acceleration of vesting of all outstanding but unvested restricted stock awards or units that had previously been granted to certain of the Company’s former executives as of the respective effective dates of termination. The expense recorded during the nine months ended October 1, 2010 includes $0.2 million of compensation expense related to awards granted under the Pre-2010 Incentive Plans that were accounted for as share-based liabilities under ASC 718, “Stock Compensation”, until settled through the issuance of common shares, forfeited due to termination of service or reclassified to additional paid in capital, upon the Company’s emergence from bankruptcy on July 23, 2010. Accordingly, no share-based liability remained as of September 30, 2011 or December 31, 2010. No awards were accounted for as share-based liabilities during the three or nine months ended September 30, 2011.

As of September 30, 2011, there was $7.1 million of unrecognized compensation related to unvested restricted stock units. This amount is expected to be recognized over a weighted-average period of 2.4 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, the share-based compensation expense related to these awards will differ from these expectations.

9. Employee Benefit Plans

U.K. Defined Benefit Pension Plan

The net periodic pension cost for the U.K defined benefit pension plan includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Components of the net periodic pension cost:
Interest cost	$377	$367	$1,134	$1,091
Expected return on plan assets	(393)	(354)	(1,182)	(1,053)
Amortization of loss	56	51	169	152

Net periodic pension cost	$40	$64	$121	$190

Japan Defined Benefit Pension Plan

The net periodic pension cost for the Japan defined benefit pension plan includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Components of the net periodic pension cost:
Service cost	$53	$49	$154	$142
Interest cost	7	6	21	18
Expected loss on plan assets	1	—	1	—
Amortization of unrecognized transition obligation	20	18	58	52

Net periodic pension cost	$81	$73	$234	$212

10. Income Taxes

At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 27.0% in the determination of the estimated annual effective tax rate. The Company’s reported effective tax rate on the income from operations of 13.8% for the nine months ended September 30, 2011 differed from the expected Canadian federal statutory rate of 27.0% primarily due to the release of a portion of the Company’s valuation allowance, the income earned in jurisdictions with varying tax rates, and an increase in the Company’s liability for uncertain tax positions.

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

The Company maintains a valuation allowance on its deferred tax assets in certain jurisdictions. A valuation allowance is required pursuant to ASC 740, “Accounting for Income Taxes,” when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company continuously reassesses the possibility of releasing the valuation allowance currently in place on its deferred tax assets. It is reasonably possible that a significant portion of the valuation allowance will be released within the next twelve months. Such a release will be reported as a reduction to income tax expense without any impact on cash flows in the quarter in which it is released.

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

As of September 30, 2011, the Company’s gross unrecognized tax benefits totaled approximately $5.8 million, all of which, if recognized would favorably affect its effective tax rate. As of December 31, 2010, the Company’s gross unrecognized tax benefits totaled approximately $5.1 million, all of which, if recognized would favorably affect its effective tax rate. The Company is currently under examination in the United States for tax years from 2000 to 2009. It is reasonably possible that the U.S. examination for the periods from 2000 to 2009 will be completed during the next 12 months, which would result in a decrease of approximately $0 to $4.3 million in the Company’s balance of unrecognized tax benefits as a result of a settlement. The Company believes that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to its results of operations, financial position or cash flows.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2011 and December 31, 2010, the Company had approximately $1.9 million and $1.6 million, respectively, of accrued interest and penalties related to uncertain tax positions. During the three months ended September 30, 2011 and October 1, 2010, the Company recognized approximately $0.1 million and $0.1 million, respectively, in interest and penalties. During the nine months ended September 30, 2011 and October 1, 2010, the Company recognized approximately $0.3 million and $0.2 million, respectively, in interest and penalties.

The Company files state and federal income tax returns in the United States and in foreign jurisdictions. Generally, the Company is no longer subject to United States federal, state or local, or foreign income tax examinations by tax authorities for the years before 2000 as these years have been effectively settled. Currently, the Company is under examination in the United States for tax years from 2000 to 2009. The Company’s income tax returns may be reviewed in the following countries and for the following periods under the appropriate statute of limitations: United States (2000-present), Canada (2004-present), United Kingdom (2007-present), China (2008-present), Japan (2005-present) and Germany (2007-present).

11. Restructuring, Restatement Related Costs and Other

The following table summarizes restructuring, restatement related costs and other in the accompanying consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands)
United Kingdom restructuring	$—	$—	$—	$(70)
Germany restructuring	14	17	74	86
Bedford restructuring	—	—	—	1

Restructuring	14	17	74	17
Restatement related costs and other	—	319	62	1,998

Total restructuring, restatement related costs and other	$14	$336	$136	$2,015

Restructuring

Germany Restructuring

As a result of restructuring programs undertaken in 2000 through 2004, and the subsequent sublease of the Company’s Munich, Germany facility within the Precision Motion and Technologies segment in May 2007 through the end of its lease term, the Company carried a $2.1 million accrual for the cost of this lease as of December 31, 2009. The Company regularly reviews its assumptions with respect to excess space, including contractual lease payments and expected proceeds from the sublessor. During the year-ended December 31, 2009, the Company determined that it would no longer recover sublease payments from the subtenant. Accordingly, the previous estimate of future sublease payments was revised. As a result, the Company recorded an additional restructuring charge of $1.3 million during the year-ended December 31, 2009 related to revised sublease assumptions. The $0.1 million of expense recognized during the nine months ended October 1, 2010 relates primarily to accretion charges recorded during the period. No significant adjustments were recorded during the three months ended October 1, 2010. During the three and nine months ended September 30, 2011, the Company recorded less than $0.1 million and $0.1 million, respectively, of restructuring charges related to accretion charges and revised future lease payment assumptions. As of September 30, 2011, cumulative expense related to this restructuring plan is $4.7 million. The remaining accrual of $1.0 million will be paid ratably over the remaining term of the lease, which expires in January 2013.

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

Restatement Related Costs and Other

During the three and nine months ended September 30, 2011 and October 1, 2010, the Company incurred costs for professional services performed in connection with the SEC investigation and the restatement of the Company’s previously issued financial statements as reported in its Annual Report on Form 10-K for the year ended December 31, 2008 and its Quarterly Report on Form 10-Q for the quarter ended September 26, 2008. These costs are charged to expense as incurred and are included in the Company’s restructuring, restatement related costs and other charges for the respective periods in the accompanying consolidated statements of operations. The Company incurred $0.1 million of such costs for the nine months ended September 30, 2011 and $0.3 million and $2.0 million, respectively, for the three and nine months ended October 1, 2010. The Company did not incur any related costs during the three months ended September 30, 2011.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activity related to the Company’s restructuring charges recorded on the accompanying consolidated balance sheets (in thousands):

Balance at December 31, 2010	$1,566
Restructuring charges (benefits), net	74
Cash payments	(625)
Non-cash write-offs or other adjustments	147

Balance at September 30, 2011	$1,162

As of September 30, 2011 and December 31, 2010, $0.2 million and $0.8 million, respectively, of accrued restructuring charges were included in long-term liabilities classified as accrued restructuring, net of current portion, in the accompanying consolidated balance sheets. The current portion of accrued restructuring charges is included in other accrued expenses. See Note 6 to Consolidated Financial Statements.

12. Commitments and Contingencies

Operating leases

The Company leases certain equipment and facilities under operating lease agreements. Such operating leases are described in Note 14 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC. There have been no material changes to the Company’s operating leases or other commitments through September 30, 2011 from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC.

Line of Credit

As of September 30, 2011 and December 31, 2010, the Company had an outstanding line of credit to secure standby letters of credit that were issued for certain facility operating leases, customer prepayments, warranty obligations, customs duties and bid bonds. The total amount available under the line of credit is 500,000 Euros, of which 276,000 Euros and 430,000 Euros was available at September 30, 2011 and December 31, 2010, respectively.

Legal Proceedings

During the third quarter of 2005, the Company’s French subsidiary, GSI Lumonics SARL (“GSI France”), filed for bankruptcy protection, which was granted on July 7, 2005. On April 18, 2006, the commercial court of Le Creusot (France) ordered GSI France to pay approximately 0.7 million Euros to SCGI in the context of a claim filed by SCGI that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. No appeal was lodged. On May 6, 2011, GSI Group Ltd. was served with summons from the official receiver of GSI France demanding that GSI Group Ltd. and the Company’s German subsidiary, GSI Lumonics GmbH, appear before the Paris commercial court. The receiver claims (i) that the bankruptcy proceedings initiated against GSI France in 2005 should be extended to GSI Group Ltd. and GSI Lumonics GmbH on the ground that GSI France’s decisions were actually made by GSI Group Ltd. and that GSI Lumonics GmbH made financial advances for no consideration, which would reveal in both cases confusion of personhood, or (ii) alternatively, that GSI Group Ltd. be ordered to pay approximately 3.1 million Euros (i.e. the aggregate of GSI France’s liabilities, consisting primarily of approximately 0.7 million Euros to SCGI and approximately 2.4 million Euros to GSI Lumonics GmbH). At a hearing on September 6, 2011, the Company asserted that GSI Lumonics GmbH had not been properly served and therefore should not be party to the proceedings. The next hearing is scheduled for December 6, 2011 for the filing of GSI Group Ltd.’s submissions. The Company is investigating the matter but currently does not believe a loss is probable. Accordingly, nothing has been accrued in the Company’s accompanying consolidated financial statements with respect to this claim.

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

Chapter 11 Cases

On November 20, 2009, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for Delaware. On May 27, 2010, the Bankruptcy Court entered an order confirming and approving the Final Chapter 11 Plan for the Debtors and the Plan Documents (as defined in the Final Chapter 11 Plan). On July 23, 2010, the Debtors consummated their reorganization through a series of transactions contemplated by the Final Chapter 11 Plan, and the Final Chapter 11 Plan became effective pursuant to its terms. The Chapter 11 Cases were closed on September 2, 2011, and the Company no longer has any legal or material financial constraint relating to those cases.

On April 5, 2010, the IRS filed amended proofs of claim aggregating approximately $7.7 million with the Bankruptcy Court. On July 13, 2010, the Company filed a complaint, GSI Group Corporation v. United States of America, in Bankruptcy Court in an attempt to recover refunds totaling approximately $18.8 million in federal income taxes the Company asserts it overpaid to the IRS relating to tax years 2000 through 2008, together with applicable interest. The complaint includes an objection to the IRS’ proofs of claim which the Company believes are not allowable claims and should be expunged in their entirety. Those tax proceedings remain pending, and their resolution in the ordinary course will not be affected by the closing of the Chapter 11 Cases.

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

There was no concentration of credit risk related to the Company’s position in trade accounts receivable as of either September 30, 2011 or December 31, 2010. No individual customer represented 10% or more of the Company’s outstanding accounts receivable as of September 30, 2011 or December 31, 2010. Credit risk with respect to trade accounts receivable is generally minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion.

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

Laser Products

The Laser Products segment designs, manufactures and markets photonics-based solutions, consisting of lasers and laser-based systems, to customers worldwide. The Laser Products segment provides the industrial, scientific, medical, packaging, aerospace and homeland security markets with applications that include cutting, welding, drilling, micro-machining, scientific research, remote sensing, surface marking, and deep engraving of metal and plastic parts. Many of the products are customized for the customer. The Laser Products segment sells these products both directly utilizing a highly technical sales force and indirectly through resellers and distributors.

Precision Motion and Technologies

The Precision Motion and Technologies segment designs, manufactures and markets air bearing spindles, encoders, precision motion devices, optical controls, thermal printers, and light and color measurement systems to customers worldwide. The majority of these products are based on the segment’s core competencies in precision motion and motion control technologies. The vast majority of the segment’s product offerings are sold to original equipment manufacturers (“OEM’s”). These products are used in the electronics, aerospace, materials processing, data storage, imaging and other light industrial markets. The Precision Motion and Technologies segment sells these products both directly utilizing a highly technical sales force and indirectly through resellers and distributors.

Semiconductor Systems

The Semiconductor Systems segment designs, builds and sells production systems that process semiconductor wafers using laser beams and high precision motion technology. The systems manufactured by the Company’s Semiconductor Systems segment are sold to integrated device manufacturers and wafer processors. The Semiconductor Systems segment’s systems perform laser-based processing on the following types of semiconductors: general wafers used for logic or memory purposes, dynamic random access memory (DRAM, “Not And” or NAND) chips and high performance analog chips.

Reportable Segment Financial Information

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands)
Sales
Laser Products
External	$34,226	$29,093	$100,027	$88,387
Intersegment	470	467	1,565	1,094
Precision Motion and Technologies
External	48,941	50,505	152,207	133,588
Intersegment	259	263	626	700
Semiconductor Systems
External	10,090	11,947	34,251	69,922
Intersegment	—	—	—	—
Intersegment sales elimination	(729)	(730)	(2,191)	(1,794)

Total	$93,257	$91,545	$286,485	$291,897

Gross Profit
Laser Products
External	$12,944	$11,744	$37,602	$34,103
Intersegment	273	277	915	635
Precision Motion and Technologies
External	23,232	23,726	72,299	66,967
Intersegment	145	134	346	332
Semiconductor Systems
External	4,732	5,474	15,894	26,968
Intersegment	—	—	—	—
Intersegment sales elimination	(418)	(411)	(1,261)	(967)

Total	$40,908	$40,944	$125,795	$128,038

The Company reports operating expenses and its assets on a consolidated basis to the chief operating decision maker.

14. Related Party Transactions

K. Peter Heiland, a member of the Company’s Board of Directors since July 23, 2010, is the owner and manager of JEC II Associates, LLC, a privately held investment company and a significant shareholder of the Company, and was the founder and served as President of Integrated Dynamics Engineering Gmbh (“IDE”) through August 31, 2011. IDE is a developer and manufacturer of vibration control products, magnetic field compensation systems, acoustic enclosures and robotics. During the three and nine months ended September 30, 2011, the Company’s Semiconductor Systems segment purchased subassemblies from IDE on terms no more favorable than similar transactions with other suppliers.

Michael Katzenstein was an officer of the Company from May 6, 2010 through May 31, 2011. During this time he served as Chief Restructuring Officer from December 14, 2010 through May 31, 2011 and from May 6, 2010 through July 23, 2010, and as principal executive officer and member of the Company’s Board of Directors from July 23, 2010 through December 14, 2010. Mr. Katzenstein is employed by FTI Consulting, Inc. (“FTI”). The Company engaged FTI in May 2010 to provide for the services of Mr. Katzenstein and certain other temporary employees and management services to support Mr. Katzenstein in his role. From May 2010 to February 2011, Mr. Katzenstein reported directly to the Board of Directors, and beginning in February 2011 Mr. Katzenstein reported to the Company’s Chief Executive Officer. On July 28, 2011, the Company and FTI agreed to terminate this engagement with FTI as of August 5, 2011. As part of that agreement on July 28, 2011, the Company and FTI agreed that Mr. Katzenstein’s services as the Company’s Chief Restructuring Officer were terminated as of May 31, 2011.

The Company has a separate ongoing arrangement with another segment of FTI, which commenced in November 2009, to provide certain accounting and financial reporting services. This segment of FTI reports directly to the Board of Directors. As a result of these arrangements, the Company incurred fees owed to FTI for services rendered during the nine months ended September 30, 2011.

Byron O. Pond, a member of the Company’s Board of Directors, is also on the Board of Directors and is a shareholder of ECRM, Inc. ECRM, Inc. is a manufacturer of laser-based systems used by the printing and publishing industry and a customer of the Company. All sales to ECRM, Inc. were made pursuant to the Company’s standard contract terms and conditions. The transactions with ECRM, Inc. during the three and nine months ended September 30, 2011 were on terms and conditions that were consistent with similar transactions consummated in previous periods.

Prior to the Company’s emergence from bankruptcy on July 23, 2010, Sumitomo Heavy Industries Ltd. (“Sumitomo”), was a significant shareholder of the Company. The Company has recorded sales to and raw material purchases from Sumitomo. The transactions with Sumitomo were on terms believed to be no more or less favorable than similar transactions with other customers and suppliers.

The following table summarizes the related party transactions in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Sales to ECRM, Inc.	$120	$113	$197	$136
Sales to Sumitomo Heavy Industries Ltd.	*	266	*	1,201
Purchases from Sumitomo Heavy Industries Ltd.	*	—	*	18
Purchases from Integrated Dynamics Engineering Gmbh	22	122	177	261
Services from FTI Consulting, Inc.**	*	3,327	2,271	5,477

*	Not a related party during this period.
**	During the three months ended October 1, 2010, $1.5 million relates to the accounting and financial reporting services and $1.8 million relates to the chief restructuring officer and related services. FTI was not considered a related party during the three months ended September 30, 2011. During the nine months ended September 30, 2011 and October 1, 2010, $1.3 million and $2.6 million, respectively, relates to the accounting and financial reporting services and $1.0 million and $2.9 million, respectively, relates to the chief restructuring officer and related services.

The following table summarizes the related party transactions on the consolidated balance sheets (in thousands):

	September 30, 2011	December 31, 2010
Accounts receivable from ECRM, Inc.	$124	$45
Accounts receivable from Sumitomo Heavy Industries Ltd.	*	182
Accounts payable to Sumitomo Heavy Industries Ltd.	*	—
Accounts payable to Integrated Dynamics Engineering Gmbh	14	88
Accounts payable to FTI Consulting, Inc.**	*	1,000

*	Not a related party during this period.
**	As of December 31, 2010, approximately $0.9 million relates to the accounting and financial reporting services and approximately $0.1 relates to the chief restructuring officer and related services.

15. Subsequent Events

Refinancing of Debt

On October 19, 2011, GSI US, consummated the refinancing of all $73.1 million in aggregate principal amount of its outstanding 2014 Notes through the proceeds from a new $80.0 million senior secured credit agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Silicon Valley Bank, as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, and HSBC. The Credit Agreement provides for a $40.0 million, 4-year, term loan facility and a $40.0 million, 4-year, revolving credit facility (collectively the “Senior Credit Facility”) that matures in 2015. The Credit Agreement also provides for an additional uncommitted $25.0 million incremental facility, subject to the satisfaction of certain customary covenants.

Outstanding borrowings under the Senior Credit Facility will initially bear interest at a rate per annum equal to Prime plus 175 basis points. Upon the execution of a conversion notice, outstanding borrowings under the Senior Credit Facility will bear interest at a rate per annum equal to LIBOR plus initial spread of 275 basis points through March 31, 2012, subject to adjustment thereafter based on the Company’s consolidated leverage ratio, payable in arrears on the last day of the applicable interest period but in no event less frequently than every three months. In addition, availability under the revolving credit facility will be subject to customary borrowing base limitations. In particular, amounts outstanding under the revolving credit facility may not exceed the borrowing base, an amount determined with reference to eligible inventory, eligible receivables and eligible cash. The borrowing base is also subject to customary reserves that may be set from time to time by the Administrative Agent under the Senior Credit Facility.

The Credit Agreement contains various customary representations, warranties and covenants applicable to the Company and its subsidiaries, including, without limitation, (i) covenants regarding maximum leverage ratio, minimum EBITDA, and minimum fixed charge coverage ratio; (ii) limitations on dividend payments and stock repurchases; (iii) limitations on fundamental changes involving the Company or its subsidiaries; (iv) limitations on the disposition of assets and; (v) limitations on indebtedness, investments, restricted payments and liens. In addition, the minimum EBITDA covenant and the borrowing base are in effect until December 31, 2012, subject to satisfaction of specific financial criteria.

The obligations of GSI US under the Senior Credit Facility are secured on a senior basis by a lien on substantially all of the assets of the Company and its material United States (“U.S.”) and United Kingdom (“U.K.”) subsidiaries and guaranteed by the Company and its material U.S. and U.K. subsidiaries. The Credit Agreement also contains customary events of default.

The term loan facility requires amortization in the form of quarterly principal payments of $2.5 million beginning January 15, 2012. Subject to certain exceptions, GSI US will be required to prepay outstanding loans under the Credit Agreement with the net proceeds of certain asset dispositions and incurrences of certain debt. The Company may voluntarily prepay loans or reduce commitments under the Senior Credit Facility, in whole or in part, without premium or penalty, subject to minimum principal amounts.

Concurrent with securing the Senior Credit Facility on October 19, 2011, GSI US provided formal notice that it had elected to optionally redeem all $73.1 million in aggregate principal amount of its outstanding 2014 Notes in accordance with the terms of the 2014 Indenture, pursuant to which the 2014 Notes were issued. In accordance with the 2014 Indenture, the redemption price for the 2014 Notes being redeemed is 100% of the principal amount, plus accrued and unpaid interest thereon, if any, from the last interest payment date to, but not including, November 18, 2011, the redemption date. As a result of the delivery of the notice of redemption, the Company’s obligation to repay the 2014 Notes was accelerated to November 18, 2011. Upon delivery of the notice of redemption, an amount sufficient to repay all of the obligations of the Company and its subsidiaries under the 2014 Notes was deposited with the trustee and the Company and its subsidiaries were discharged from the 2014 Indenture. The Company expects to recognize a loss on the extinguishment of debt of approximately $0.7 million during the fourth quarter of 2011, primarily related to the write-off of the remaining deferred financing costs attributable to the 2014 Notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases; anticipated sales performance; industry trends; market conditions; changes in accounting principles and changes in actual or assumed tax liabilities; expectations regarding tax exposure; anticipated reinvestment of future earnings; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and dispositions and anticipated benefits from prior acquisitions; anticipated outcomes of legal proceedings and litigation matters; and anticipated use of currency hedges. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: our failure to develop, implement and maintain appropriate internal controls; changes in our management on our relationships with key employees, suppliers and customers; economic and political conditions; our dependence on our customers’ capital expenditures; our ability to respond to fluctuations in product demand; the need to continually innovate; the effects of delays in delivery of new products; our reliance upon third party distribution channels; our failure to meet or exceed the expectations of securities analysts or investors; timing of customer orders; changes in interest rates, credit ratings or foreign currency rates; risks associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; any failure to comply with local customs regulations; our history of operating losses; our exposure to the credit risk of some of our customers; violations of our intellectual property rights; our ability to protect our intellectual property and successfully defend against claims of infringement by third parties; the competitive nature of our industries; our failure to achieve anticipated benefits from acquisitions or divestitures; our failure to successfully complete restructuring or reorganization of our businesses; our inability to retain our key personnel; our ongoing assessment of our operating structure; the expected consolidation of some of our operations; product defects or problems with integrating our products with other vendors’ products; disruptions in the supply of or defects in raw materials, certain key components and other goods from our suppliers; changes in governmental regulation; a significant disruption in our information technology systems or failure to implement new systems and software successfully; failure to realize the full value of our intangible assets; need to make additional tax payments and/or recalculate certain of our tax attributes; limits on our ability to utilize our net operating loss carry-forwards and other tax attributes; fluctuations in our effective tax rates; the potential to be subject to U.S. federal income taxation even though the Company is a non-U.S. corporation; the potential to be subject to the AMT for U.S. federal income tax purposes; our limited ability to carry back certain losses for U.S. federal income tax purposes; our need for additional capital; the volatility of the market for our common shares; our ability to generate cash; our access to the cash flow and other assets of our subsidiaries; the substantial control of our significant shareholders over our outstanding common shares; provisions of our articles of incorporation that may delay or prevent a change in control of our company; our substantial debt; our intention not to pay dividends in the near future; our potential inability to timely file certain periodic reports with the Securities and Exchange Commission and Canadian Securities Administration; and our failure to file a registration statement relating to securities issued under our 2006 Equity Inventive Plan. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and elsewhere in such Annual Report on Form 10-K. In this Quarterly Report on Form 10-Q, the words “anticipates”, “believes”, “expects”, “intends”, “future”, “could”, “estimates”, “plans”, “would”, “should”, “potential”, “continues”, and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Accounting Period

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “our”) interim financial statements are prepared on a quarterly basis ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

Business Overview

We design, develop, manufacture and sell laser-based solutions (consisting of lasers and laser systems), precision motion control devices, optical controls and associated precision technologies, and semiconductor systems. Our customers incorporate our technology into their products or manufacturing processes for a wide range of applications in a variety of markets, including: industrial, electronics, medical, semiconductor, scientific, and aerospace. Our products enable customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications. We strive to create shareholder value through:

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

We realigned the structure of our internal organization during the quarter ended April 1, 2011 in a manner that caused the composition of our reportable segments to change to the following three strategic operating segments: Laser Products, Precision Motion and Technologies, and Semiconductor Systems. Our reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented.

The Laser Products segment designs, manufactures and markets photonics-based solutions, consisting of lasers and laser-based systems, to customers worldwide. This segment serves highly demanding photonics-based applications such as cutting, welding, marking, engraving, micro-machining, and scientific research. The Precision Motion and Technologies segment designs, manufactures and markets air bearing spindles, encoders, thermal printers, precision motion devices, and light and color measurement systems to customers worldwide. The vast majority of this segment’s product offerings are sold to original equipment manufacturers (“OEM’s”) based on the segment’s core competencies in precision motion and motion control technologies. The Semiconductor Systems segment designs, builds and sells production systems that process semiconductor wafers using laser beams and high precision motion technology. The systems we manufacture are sold to integrated device manufacturers and wafer processors. The systems perform laser-based processing on the following types of semiconductors: general wafers used for logic or memory purposes, dynamic random access memory (DRAM, “Not And” or NAND) chips and high performance analog chips.

Strategy

We strive to expand our presence in the markets we serve both through profitable organic growth and strategic acquisitions. This strategy led to our acquisition of Excel Technologies, Inc. (“Excel”) in the third quarter of 2008. The acquisition of Excel represented a major step in our effort to penetrate attractive markets that depend on photonics-based solutions. The acquisition also allowed our Laser Products and Precision Motion and Technologies segments to expand our presence in several markets. Our primary focus in the near term will be on the implementation of significant productivity initiatives, the continued development and introduction of new products identifying new market opportunities for new and existing products, refocusing the product platforms to drive profitable growth, rightsizing our cost structure to improve profitability, and divesting non-strategic businesses.

In the fourth quarter, we will initiate a new twelve month cost reduction program. This program has a goal of eliminating up to twelve facilities by the end of 2012. The facility reductions, which include manufacturing and R&D facilities as well as sales offices, will be achieved through a combination of site consolidations and divestitures. Furthermore, after conducting a strategic review of our laser systems business lines, which are sold under the Control Laser and Baublys brand names, we intend to explore our options to exit these businesses. In addition, we are placing our Semiconductor Systems business under strategic review.

Significant Events

$35.0 Million Redemption of 2014 Notes

On August 17, 2011, we optionally redeemed $35.0 million in aggregate principal amount (constituting 32% of the $108.1 million in aggregate principal amount) of our outstanding 12.25% Senior Secured PIK Election Notes (the “2014 Notes”). The redemption was financed from a portion of our available cash and cash equivalents.

Refinancing of Debt

On October 19, 2011, we consummated the refinancing of all of our remaining $73.1 million 2014 Notes through the proceeds from a new $80.0 million senior secured credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides for a $40.0 million, 4-year, term loan facility and a $40.0 million, 4-year, revolving credit facility (collectively the “Senior Credit Facility”), which matures in 2015. The Credit Agreement also provides for an additional uncommitted $25.0 million incremental facility, subject to satisfaction of certain customary covenants. Concurrent with securing the Credit Agreement on October 19, 2011, we provided formal notice that we had elected to optionally redeem all $73.1 million in aggregate principal amount of our outstanding 2014 Notes. As a result of the delivery of this irrevocable notice of redemption, our obligation to repay the 2014 Notes was accelerated to November 18, 2011. This refinancing is expected to substantially reduce our interest expense, while extending the maturity of our principal debt. We also expect that the financing will provide us with additional flexibility to execute on our strategic initiatives. See Note 15 to Consolidated Financial Statements for a further discussion of the refinancing of our debt.

Closing of Chapter 11 Cases

The Chapter 11 Cases initiated under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for Delaware on November 20, 2009 were closed on September 2, 2011. We no longer have any legal or material financial constraint relating to those cases.

Appointment of Executive Officers

Effective as of September 6, 2011, we appointed Deborah Mulryan, as Vice President, Human Resources and an officer of the Company.

Overview of Financial Results

As a result of our filing and emergence from bankruptcy, our financial results in 2011 and 2010 differ significantly from each other and from those in prior periods. During the nine months ended September 30, 2011, we reported net income of $25.1 million, compared to net income of $1.1 million during the nine months ended October 1, 2010. Overall sales for the nine months ended September 30, 2011 decreased $5.4 million compared to the nine months ended October 1, 2010 primarily as a result of $44.4 million of revenue recognized in our Semiconductor Systems segment in the nine months ended October 1, 2010 as compared to $0.5 million in the nine months ended September 30, 2011 that had been deferred from orders placed by customers prior to 2009, but had not been recognized in the period in which the order was shipped due to previously undelivered elements or unresolved commitments. The revenue related to these orders was recognized once the final deliverables or commitments were resolved. Gross profit on these sales was $0.3 million and $19.2 million for the nine months ended September 30, 2011 and October 1, 2010, respectively. Excluding the impact of the Semiconductor Systems segment, our sales in the Laser Products and Precision Motion and Technologies segments for the nine months ended September 30, 2011 increased approximately 13.2% and 13.9%, respectively.

Our operating results during the nine months ended September 30, 2011 substantially improved due to the reduction in non-recurring items that were incurred during the nine months ended October 1, 2010, which included bankruptcy reorganization items totaling $26.2 million, with no comparable amounts in 2011. The nine months ended October 1, 2010 also included restructuring, restatement related costs, and other expenses totaling $2.0 million, compared to $0.1 million during the nine months ended September 30, 2011. In addition, our interest expense decreased from $16.0 million during the nine months ended October 1, 2010 to $10.4 million during the nine months ended September 30, 2011 as a result of our emergence from bankruptcy and subsequent decrease in outstanding debt, which was reduced from $210.0 million to $107.0 in July 2010, and further reduced to $73.1 million as a result of our redemption of $35.0 million in aggregate principal amount of our outstanding debt in August 2011. We also generated $30.7 million of operating cash flows for the nine months ended September 30, 2011, which increased $38.6 million over the comparable nine months ended October 1, 2010.

Results of Operations for the Three Months Ended September 30, 2011 Compared with the Three Months Ended October 1, 2010

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	September 30, 2011	October 1, 2010
Sales	100.0%	100.0%
Cost of goods sold	56.1	55.3

Gross profit	43.9	44.7

Operating expenses:
Research and development and engineering	8.6	7.9
Selling, general and administrative	20.9	22.6
Amortization of purchased intangible assets	0.9	1.2
Restructuring, restatement related costs and other	0.0	0.4
Post-emergence professional fees	0.1	0.5

Total operating expenses	30.5	32.6

Income from operations	13.4	12.1
Interest income	0.0	0.0
Interest expense	(3.5)	(4.8)
Foreign exchange transaction gains (losses), net	0.6	(0.5)
Other income (expense), net	(0.1)	0.5

Income from operations before reorganization items and income taxes	10.4	7.3
Reorganization items	0.0	(6.5)

Income from operations before income taxes	10.4	0.8
Income tax provision	0.9	0.7

Consolidated net income	9.5	0.1
Net (income) loss attributable to noncontrolling interest	0.0	0.0

Net income attributable to GSI Group Inc.	9.5%	0.1%

Sales

The following table sets forth external sales by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	September 30, 2011	October 1, 2010	Increase (Decrease)	Percentage Change
Laser Products	$34,226	$29,093	$5,133	17.6%
Precision Motion and Technologies	48,941	50,505	(1,564)	(3.1)%
Semiconductor Systems	10,090	11,947	(1,857)	(15.5)%

Total	$93,257	$91,545	$1,712	1.9%

Sales of the various product lines that comprise our Laser Products segment increased by $5.1 million, or 17.6%, from $29.1 million during the three months ended October 1, 2010 to $34.2 million for the three months ended September 30, 2011. Sales increased among most of the laser product lines due to stronger demand versus the prior year, primarily in our fiber, industrial and high energy lasers and laser systems, which serve the scientific, OEM and industrial markets.

Sales of the various product lines that comprise our Precision Motion and Technologies segment decreased by $1.6 million, or 3.1%, from $50.5 million during the three months ended October 1, 2010 to $48.9 million for the three months ended September 30, 2011. The sales decrease was primarily attributable to our air bearing spindles components business, which had experienced significant growth in 2010, but is cyclical and has begun to trend down as a result of a slowdown in the microelectronics and printed circuit board (“PCB”) manufacturing markets. This decrease in sales was partially offset by growth in our optical devices, including galvanometers and encoders for the photonics industry.

Semiconductor Systems segment sales transactions are generally multiple element arrangements that are accounted for in accordance with the provisions of Accounting Standards Codification (“ASC”) 605-25, “Multiple Element Arrangements”. Due to the multiple element nature of Semiconductor Systems segment sales transactions, revenue recognized in any given period may not correspond to shipments. Semiconductor Systems segment revenues decreased by $1.8 million, or 15.5%, from $11.9 million during the three months ended October 1, 2010 to $10.1 million during the three months ended September 30, 2011, primarily due to $1.5 million that was recognized during the three months ended October 1, 2010 that had been deferred from orders placed by customers prior to 2009, but had not been recognized in the period in which the order was shipped due to previously undelivered elements or unresolved commitments. There was no comparable amount for the three months ended September 30, 2011. Exclusive of these transactions, sales decreased slightly due to a decline in our wafer trim product line, which were partially offset by sales increases in our memory repair and wafer marking product lines.

Gross Profit

The following table sets forth the external gross profit and external gross profit percentage for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	September 30, 2011	October 1, 2010
Gross profit:
Laser Products	$12,944	$11,744
Precision Motion and Technologies	23,232	23,726
Semiconductor Systems	4,732	5,474

Total	$40,908	$40,944

Gross profit percentages:
Laser Products	37.8%	40.4%
Precision Motion and Technologies	47.5%	47.0%
Semiconductor Systems	46.9%	45.8%

Total	43.9%	44.7%

Gross profit as a percentage of sales can be influenced by a number of factors, including product mix, pricing from competitors, manufacturing efficiencies and utilization, volume, costs for raw materials and outsourced manufacturing, warranty costs and charges related to excess and obsolete inventory, at any particular time.

During the three months ended September 30, 2011, gross profit of the Laser Products segment increased by $1.2 million, or 10.2%, from $11.7 million during the three months ended October 1, 2010 to $12.9 million during the three months ended September 30, 2011. The Laser Products segment’s gross profit margin was 37.8% during the three months ended September 30, 2011, compared with a gross profit margin of 40.4% during the three months ended October 1, 2010. The overall increase in gross profit was due to increased volume, which was partially offset by a slight decline in gross profit margin percentage, primarily attributable to a less favorable product mix and pricing in certain product lines.

During the three months ended September 30, 2011, gross profit of the Precision Motion and Technologies segment decreased by $0.5 million, or 2.1%, from $23.7 million during the three months ended October 1, 2010 to $23.2 million during the three months ended September 30, 2011, primarily attributable to the overall 3.1% decrease in gross sales. The Precision Motion and Technologies segment’s gross profit margin was 47.5% during the three months ended September 30, 2011, compared with a gross profit margin of 47.0% during the three months ended October 1, 2010. Gross profit margin percentage experienced a slight increase due to product mix in various product lines, which helped to offset the 3.1% decrease in overall sales.

During the three months ended September 30, 2011, gross profit of the Semiconductor Systems segment decreased by $0.8 million, or 13.6%, from $5.5 million during the three months ended October 1, 2010 to $4.7 million during the three months ended September 30, 2011. The Semiconductor System segment’s gross profit margin was 46.9% during the three months ended September 30, 2011, compared with a gross profit margin of 45.8% during the three months ended October 1, 2010. The decrease in the Semiconductor Systems segment gross profit margin was primarily attributable to the $0.9 million gross margin on the $1.5 million of revenue recognized from orders placed and shipped prior to 2009 that was recognized in the three months ended October 1, 2010. Gross profit margin percentage increased due to better management of inventory in the three months ended September 30, 2011 as compared to the three months ended October 1, 2010.

Operating Expenses

	Three Months Ended
	September 30, 2011	October 1, 2010	Increase (Decrease)	Percentage Change
Research and development and engineering	$8,013	$7,260	$753	10.4%
Selling, general and administrative	19,411	20,650	(1,239)	(6.0)%
Amortization of purchased intangible assets	874	1,108	(234)	(21.1)%
Restructuring, restatement related costs and other	14	336	(322)	(95.8)%
Post-emergence professional fees	63	481	(418)	(86.9)%

Total	$28,375	$29,835	$(1,460)	(4.9)%

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of materials, labor and other employee-related expenses. R&D expenses were $8.0 million, or 8.6% of sales, during the three months ended September 30, 2011, compared with $7.3 million, or 7.9% of sales, during the three months ended October 1, 2010. R&D expenses, in terms of both total dollars and as a percentage of sales, increased as a result of higher headcount and project spending for development of new products and technologies.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management. SG&A expenses were $19.4 million during the three months ended September 30, 2011, representing 20.9% of sales, compared to $20.7 million, or 22.6% of sales, during the three months ended October 1, 2010. SG&A expenses, in terms of total dollars and as a percentage of sales, decreased primarily due to the significant professional fees incurred during the three months ended October 1, 2010 related to the preparation and filing of our 2009 annual and quarterly financial statements with the SEC, and the fees and expenses related to the interim management of the Company.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold, was $0.9 million, or 0.9% of sales, during the three months ended September 30, 2011, compared with $1.1 million, or 1.2% of sales, during the three months ended October 1, 2010. The decrease in terms of total dollars and as a percentage of sales was due to the completion of amortization of certain intangibles.

Restructuring, Restatement Related Costs and Other

We recorded restructuring, restatement related costs and other charges of less than $0.1 million and $0.3 million during the three months ended September 30, 2011 and October 1, 2010, respectively.

Restructuring

During each of the three months ended September 30, 2011 and October 1, 2010, we recorded less than $0.1 million accretion expense related to a prior year restructuring charge for a German facility.

Restatement Related Costs and Other

During the three months ended October 1, 2010, we incurred costs related to third parties for professional services performed in connection with the SEC investigation and the restatement of our previously issued financial statements as reported in our Form 10-K for the year ended December 31, 2008 and our Form 10-Q for the quarter ended September 26, 2008. These costs totaled $0.3 million during the three months ended October 1, 2010, and primarily related to legal fees associated with the SEC investigation. We did not incur such costs in the three months ended September 30, 2011.

Interest Income, Interest Expense, Foreign Exchange Transaction Gains (Losses), Net and Other Income (Expense), Net

	Three Months Ended
	September 30, 2011	October 1, 2010	Change	Percentage Change
Interest income	$30	$20	$10	50.0%
Interest expense	(3,283)	(4,424)	1,141	(25.8)%
Foreign exchange transaction gains (losses), net	571	(449)	1,020	(227.2)%
Other income (expense), net	(128)	410	(538)	(131.2)%

Total	$(2,810)	$(4,443)	$1,633	(36.8)%

Interest Expense

Interest expense was $3.3 million during the three months ended September 30, 2011, as compared to interest expense of $4.4 million during the three months ended October 1, 2010. The decrease in interest expense was attributable to the reduction of our debt from $210.0 million to $107.0 million as part of our emergence from bankruptcy in July 2010, and our redemption of $35.0 million in aggregate principal amount of our outstanding debt in August 2011. The decrease in interest expense was partially offset by a higher interest rate on the 2014 Notes and the recognition of a $0.4 million loss on extinguishment of debt related to the unamortized deferred financing costs associated with the redemption.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange currency transaction gains, net, were $0.6 million during the three months ended September 30, 2011, compared to net losses of $0.4 million during the three months ended October 1, 2010 due to the strengthening of the U.S. dollar against several foreign currencies in the third quarter of 2011 as compared to a weakening of the U.S. dollar in the third quarter of 2010.

Other Income (Expense), Net

Other income (expense), net, was a loss of $0.1 million during the three months ended September 30, 2011, compared to a gain of $0.4 million during the three months ended October 1, 2010. During the three months ended September 30, 2011, we recognized a loss of $0.1 million on our equity investment. During the three months ended October 1, 2010, we recognized $0.5 million in earnings on our equity investment, offset by $0.1 million of other expenses.

Reorganization Items

Reorganization items represent expense or income amounts that are recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items totaled $5.9 million and included a $4.2 million backstop fee to certain holders of our debt in connection with the Rights Offering, professional fees of $1.3 million, and $0.4 million of other items during the three months ended October 1, 2010, with no comparable amount for the three months ended September 30, 2011. See Note 2 to Consolidated Financial Statements.

Income Taxes

The effective tax rate on the income from operations for the three months ended September 30, 2011 was a provision of 9.3%, compared with a provision of 87.8% on the income from operations for the three months ended October 1, 2010. The effective tax rate for the three months ended September 30, 2011 reflects our estimated annual effective tax rate and differs from the Canadian statutory rate primarily due to the release of a portion of our valuation allowance, the income earned in jurisdictions with varying tax rates, and an increase in our liability for uncertain tax positions. The effective tax rate for the three months ended October 1, 2010 differs from the Canadian statutory rate primarily due to the tax treatment of bankruptcy related costs, the release of a portion of our valuation allowance, and the income earned in jurisdictions with varying tax rates.

We maintain a valuation allowance on our deferred tax assets in certain jurisdictions. A valuation allowance is required pursuant to ASC 740, “Accounting for Income Taxes,” when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized.

In conjunction with our ongoing review of actual results and anticipated future earnings, we continuously reassess the possibility of releasing the valuation allowance currently in place on our deferred tax assets. It is reasonably possible that a significant portion of the valuation allowance will be released within the next twelve months. Such a release will be reported as a reduction to income tax expense without any impact on cash flows in the quarter in which it occurs.

Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended October 1, 2010

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Nine Months Ended
	September 30, 2011	October 1, 2010
Sales	100.0%	100.0%
Cost of goods sold	56.1	56.1

Gross profit	43.9	43.9

Operating expenses:
Research and development and engineering	8.4	7.5
Selling, general and administrative	21.0	19.1
Amortization of purchased intangible assets	1.0	1.2
Restructuring, restatement related costs and other	0.0	0.7
Post-emergence professional fees	0.1	0.2

Total operating expenses	30.5	28.7

Income from operations	13.4	15.2
Interest income	0.0	0.0
Interest expense	(3.5)	(5.4)
Foreign exchange transaction gains (losses), net	(0.1)	(0.1)
Other income (expense), net	0.4	0.7

Income from operations before reorganization items and income taxes	10.2	10.4
Reorganization items	(0.0)	(9.0)

Income from operations before income taxes	10.2	1.4
Income tax provision	1.4	1.0

Consolidated net income	8.8	0.4
Net income attributable to noncontrolling interest	(0.0)	(0.0)

Net income attributable to GSI Group Inc.	8.8%	0.4%

Sales

The following table sets forth external sales by reportable segment for the periods noted (dollars in thousands):

	Nine Months Ended
	September 30, 2011	October 1, 2010	Increase (Decrease)	Percentage Change
Laser Products	$100,027	$88,387	$11,640	13.2%
Precision Motion and Technologies	152,207	133,588	18,619	13.9%
Semiconductor Systems	34,251	69,922	(35,671)	(51.0)%

Total	$286,485	$291,897	$(5,412)	(1.9)%

Sales of the various product lines that comprise our Laser Products segment increased by $11.6 million, or 13.2%, from $88.4 million during the nine months ended October 1, 2010 to $100.0 million for the nine months ended September 30, 2011. Sales increased among most of the laser product lines due to stronger demand, primarily in our fiber, industrial and high energy lasers and laser systems that serve the scientific and industrial markets.

Sales of the various product lines that comprise our Precision Motion and Technologies segment increased by $18.6 million, or 13.9%, from $133.6 million during the nine months ended October 1, 2010 to $152.2 million for the nine months ended September 30, 2011. The sales increase was largely the result of strong growth in optical devices and air bearing spindles. These sales increases were partially offset by a decrease in sales in our encoder product line due to weaker demand in the data storage industry.

Semiconductor Systems segment revenues decreased by $35.7 million, or 51.0%, from $69.9 million during the nine months ended October 1, 2010 to $34.2 million during the nine months ended September 30, 2011. Sales for the nine months ended October 1, 2010 included $44.4 million that had been deferred from orders placed by customers prior to 2009, but had not been recognized in the period in which the order was shipped due to previously undelivered elements or unresolved commitments. The final remaining $0.5 million of revenue deferred on these orders was recognized during the nine months ended September 30, 2011. Exclusive of these transactions, we experienced an increase in sales in our memory repair and wafer marking product lines during the nine months ended September 30, 2011 compared to the nine months ended October 1, 2010.

Gross Profit

The following table sets forth the external gross profit and external gross profit percentage for each of our reportable segments for the periods noted (dollars in thousands):

	Nine Months Ended
	September 30, 2011	October 1, 2010
Gross profit:
Laser Products	$37,602	$34,103
Precision Motion and Technologies	72,299	66,967
Semiconductor Systems	15,894	26,968

Total	$125,795	$128,038

Gross profit percentages:
Laser Products	37.6%	38.6%
Precision Motion and Technologies	47.5%	50.1%
Semiconductor Systems	46.4%	38.6%

Total	43.9%	43.9%

During the nine months ended September 30, 2011, gross profit of the Laser Products segment increased by $3.5 million, or 10.3%, from $34.1 million during the nine months ended October 1, 2010 to $37.6 million during the nine months ended September 30, 2011. The Laser Products segment’s gross profit margin was 37.6% during the nine months ended September 30, 2011, compared with a gross profit margin of 38.6% during the nine months ended October 1, 2010. The overall increase in gross profit was due to the 13.2% growth in sales, and the slight decrease in gross profit margin percentage was primarily attributable to product mix and pricing among various product lines.

During the nine months ended September 30, 2011, gross profit of the Precision Motion and Technologies segment increased by $5.3 million, or 8.0%, from $67.0 million during the nine months ended October 1, 2010 to $72.3 million during the nine months ended September 30, 2011, primarily driven by the overall 13.9% increase in gross sales. The Precision Motion and Technologies segment’s gross profit margin was 47.5% during the nine months ended September 30, 2011, compared with a gross profit margin of 50.1% during the nine months ended October 1, 2010. The overall increase in gross profit was due to the overall net increase in sales, while the decrease in gross profit margin percentage was primarily attributable to the decrease in sales in the first half of 2011 of our higher margin encoders for the data storage industry and slight decreases in margin in the air bearing spindles and thermal printers product lines, which combined to offset the 13.9% increase in sales.

During the nine months ended September 30, 2011, gross profit of the Semiconductor Systems segment decreased by $11.1 million, or 41.1%, from $27.0 million during the nine months ended October 1, 2010 to $15.9 million during the nine months ended September 30, 2011, primarily as a result of the impact of the $44.4 million of revenue recognized in the nine months ended October 1, 2010 related to orders received prior to 2009, as compared to the final remaining $0.5 million recognized in the nine months ended September 30, 2011. The Semiconductor System segment’s gross profit margin was 46.4% during the nine months ended September 30, 2011, compared with a gross profit margin of 38.6% during the nine months ended October 1, 2010. The increase in the Semiconductor Systems segment gross profit margin percentage was primarily attributable to favorable product mix and better management of inventory.

Operating Expenses

	Nine Months Ended
	September 30, 2011	October 1, 2010	Increase (Decrease)	Percentage Change
Research and development and engineering	$24,130	$22,024	$2,106	9.6%
Selling, general and administrative	59,933	55,795	4,138	7.4%
Amortization of purchased intangible assets	2,853	3,362	(509)	(15.1)%
Restructuring, restatement related costs and other	136	2,015	(1,879)	(93.3)%
Post-emergence professional fees	296	481	(185)	(38.5)%

Total	$87,348	$83,677	$3,671	4.4%

Research and Development and Engineering Expenses

R&D expenses were $24.1 million, or 8.4% of sales, during the nine months ended September 30, 2011, compared with $22.0 million, or 7.5% of sales, during the nine months ended October 1, 2010. R&D expenses, in terms of total dollars and as a percentage of sales, increased as a result of increased headcount and higher project spending for development of new products and technologies.

Selling, General and Administrative Expenses

SG&A expenses were $59.9 million, or 21.0% of sales, during the nine months ended September 30, 2011, compared to $55.8 million, or 19.1% of sales, during the nine months ended October 1, 2010. SG&A expenses, in terms of total dollars and as a percentage of sales, increased primarily as a result of an increase in personnel costs, including variable compensation due to strong financial performance and an increase in eligible participants under our annual incentive plan in the first nine months of 2011 compared to the first nine months of 2010 (exclusive of $44.4 million of revenue recognized from orders placed and shipped prior to 2009). SG&A also increased due to an increase in sales volumes, stock compensation and other selling and marketing costs. These increases were partially offset by decreases in professional fees, which were significantly higher in 2010 due to the costs associated with the filing of our 2008 and 2009 annual and quarterly financial statements with the SEC.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold, was $2.9 million, or 1.0% of sales, during the nine months ended September 30, 2011, compared with $3.4 million, or 1.2% of sales, during the nine months ended October 1, 2010. The decrease in terms of total dollars and as a percentage of sales was due to the completion of amortization of certain intangibles.

Restructuring, Restatement Related Costs and Other

We recorded restructuring, restatement related costs and other charges of $0.1 million and $2.0 million during the nine months ended September 30, 2011 and October 1, 2010, respectively.

Restructuring

During the nine months ended September 30, 2011, we recorded a $0.1 million charge related to revised assumptions for our abandoned lease and accretion expense related to a prior year restructuring charge for a German facility, compared to less than $0.1 million for the nine months ended October 1, 2010.

Restatement Related Costs and Other

During the nine months ended September 30, 2011 and October 1, 2010, we incurred costs related to third parties for professional services performed in connection with the SEC investigation and the restatement of our previously issued financial statements as reported in our Form 10-K for the year ended December 31, 2008 and our Form 10-Q for the quarter ended September 26, 2008. These costs totaled $0.1 million during the nine months ended September 30, 2011, primarily related to legal fees associated with the SEC investigation, as compared to $2.0 million during the nine months ended October 1, 2010, primarily related to legal fees associated with the SEC investigation and accounting and tax fees associated with the restatement of our previously issued financial statements.

Interest Income, Interest Expense, Foreign Exchange Transaction Gains (Losses), Net and Other Income (Expense), Net

	Nine Months Ended
	September 30, 2011	October 1, 2010	Change	Percentage Change
Interest income	$69	$70	$(1)	(1.4)%
Interest expense	(10,367)	(15,979)	5,612	(35.1)%
Foreign exchange transaction gains (losses), net	(244)	(186)	(58)	31.2%
Other income, net	1,260	2,096	(836)	(39.9)%

Total	$(9,282)	$(13,999)	$4,717	(33.7)%

Interest Expense

Interest expense was $10.4 million during the nine months ended September 30, 2011, as compared to interest expense of $16.0 million during the nine months ended October 1, 2010. The decrease in interest expense was attributable to the reduction of our debt from $210.0 million to $107.0 million as part of our emergence from bankruptcy in July 2010 and our redemption of $35.0 million in aggregate principal amount of our outstanding debt in August 2011. The decrease in interest expense was partially offset by a higher interest rate on the 2014 Notes and a $0.4 million loss on extinguishment of debt related to unamortized deferred financing fees related to the redemption. In addition, during the nine months ended September 30, 2011 and October 1, 2010, we incurred $0.3 million and $0.3 million, respectively, of non-cash interest expense related to reporting default PIK interest of 2% on the 2014 Notes and $0.3 million and $0.1 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction losses, net, were $0.2 million during both the nine months ended September 30, 2011 and October 1, 2010 due to a slight weakening of the U.S. dollar against certain foreign currencies.

Other Income (Expense), Net

Other income (expense), net, was $1.3 million during the nine months ended September 30, 2011, compared to $2.1 million during the nine months ended October 1, 2010. During the nine months ended September 30, 2011, we recognized $1.3 million in earnings on our equity investment. During the nine months ended October 1, 2010, we recognized a $1.0 million gain on the sale of our remaining auction rate securities and $1.1 million in earnings on our equity investment.

Reorganization Items

Reorganization items represent expense or income amounts that are recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items, comprised of professional fees totaling $26.2 million, were incurred during the nine months ended October 1, 2010 with no comparable amount for the nine months ended September 30, 2011. See Note 2 to Consolidated Financial Statements.

Income Taxes

The effective tax rate on the income from operations for the nine months ended September 30, 2011 was a provision of 13.8%, compared with a provision of 74.4% on income from operations for the nine months ended October 1, 2010. The effective tax rate for the nine months ended September 30, 2011 reflects our estimated annual effective tax rate and differs from the Canadian statutory rate primarily due to the release of a portion of our valuation allowance, the income earned in jurisdictions with varying tax rates, and an increase in our liability for uncertain tax positions. The effective tax rate for the nine months ended October 1, 2010 differs from the Canadian statutory rate primarily due to the tax treatment of bankruptcy related costs, income earned in jurisdictions with varying tax rates, and the release of a portion of our valuation allowance.

We maintain a valuation allowance on our deferred tax assets in certain jurisdictions. A valuation allowance is required pursuant to ASC 740, “Accounting for Income Taxes,” when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized.

In conjunction with our ongoing review of actual results and anticipated future earnings, we continuously reassess the possibility of releasing the valuation allowance currently in place on our deferred tax assets. It is reasonably possible that a significant portion of the valuation allowance will be released within the next twelve months. Such a release will be reported as a reduction to income tax expense without any impact on cash flows in the quarter in which it occurs.

Liquidity and Capital Resources

Upon our emergence from bankruptcy on July 23, 2010, we issued $107.0 million of 2014 Notes, which mature in July 2014. Interest accrues on the 2014 Notes at a rate of 12.25% per year and is payable quarterly in arrears. In addition, we issued $1.1 million PIK notes related to a 2% reporting default interest penalty during the period from July 23, 2010 to February 14, 2011.

On July 18, 2011, we provided formal notice that we had elected to optionally redeem $35.0 million in aggregate principal amount (constituting 32% of the currently outstanding $108.1 million in aggregate principal amount) of our outstanding 2014 Notes, including PIK notes, leaving an outstanding principal balance of $73.1 million. The redemption was financed from a portion of our available cash and cash equivalents. If the 2014 Notes were to remain outstanding until their scheduled maturity date in 2014, annual cash interest expense on the 2014 Notes would be approximately $11.7 million in 2011, $9.0 million per year from 2012 to 2013 and $5.0 million in 2014. Cash paid for interest on the 2014 Notes was $9.9 million for the nine months ended September 30, 2011.

On October 19, 2011, we consummated the refinancing of our remaining $73.1 million in aggregate principal amount of our outstanding 2014 Notes through the proceeds from a new $80.0 million senior secured credit agreement with a syndicate of banks. The Credit Agreement provides for a $40.0 million, 4-year, term loan facility and a $40.0 million, 4-year, revolving credit facility that matures in 2015. The Credit Agreement also provides for an additional uncommitted $25.0 million incremental facility, subject to satisfaction of certain customary covenants. Concurrent with the refinancing on October 19, 2011, we provided formal notice that we had elected to optionally redeem all $73.1 million of outstanding 2014 Notes. As a result of the delivery of this irrevocable notice of redemption, our obligation to repay the 2014 Notes was accelerated to November 18, 2011.

The refinancing is expected to substantially reduce our interest expense, while extending the maturity of our principal debt. We expect annual interest cost of approximately $2.3 million on $73.1 million of debt, which provides for roughly $6.7 million in annual interest cost savings. The refinancing is expected to save approximately $10.0 million per year in annual interest expense when compared to the annual run rate as of the beginning of this year. The term loan facility requires $2.5 million quarterly repayments beginning on January 15, 2012, while the revolving credit facility is due at maturity in 2015. Outstanding borrowings under the Senior Credit Facility will bear interest at a rate per annum equal to LIBOR plus an initial spread of 275 basis points through March 31, 2012, subject to adjustment thereafter based on our consolidated leverage ratio. In addition, we expect that the financing will provide us with additional flexibility to execute on our strategic initiatives by allowing us to draw upon the committed $40.0 million revolving credit facility and an uncommitted $25.0 million incremental facility. See Note 15 to Consolidated Financial Statements for further discussion of the refinancing of our debt.

As a result of our emergence from bankruptcy, the associated restructuring and refinancing of our debt obligations, and our current level of business activity, we believe we will have sufficient liquidity to fund our operations. However, our ability to make payments on or to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future and have access to capital markets. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

There is no assurance that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We or our affiliates may from time to time refinance, retire or repay our outstanding debt. Such refinancing, prepayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and could have a material effect on our liquidity, cash flows and capital commitments and resources. We may need to refinance all or a portion of our indebtedness before it matures, including the Senior Credit Facility on or before maturity in 2015. There is no assurance that we will be able to refinance any of our indebtedness, including the Senior Credit Facility, on commercially reasonable terms or at all. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC.

As a result of the non-timely filing of our Annual Reports on Form 10-K for the years ended December 31, 2008 and 2009 and our Quarterly Reports on Form 10-Q for the quarters ended September 26, 2008, April 3, 2009, July 3, 2009, October 2, 2009, April 2, 2010, July 2, 2010 and October 1, 2010, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until January 1, 2012 so long as we remain timely in our SEC reporting obligations. While we may use Form S-1 to raise capital or complete acquisitions, the use of Form S-1 could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Cash Flows for Nine Months Ended September 30, 2011 and October 1, 2010

Cash and cash equivalents totaled $50.7 million at September 30, 2011, compared to $56.8 million at December 31, 2010. The overall $6.1 million decrease in cash and cash equivalents was primarily due to cash generated from operating activities offset by the $35.0 million redemption of our 2014 Notes in August 2011 and $2.6 million capital expenditures.

Cash provided by operating activities during the nine months ended September 30, 2011 was $30.7 million, compared to cash used in operating activities of $7.9 million during the nine months ended October 1, 2010, an increase of $38.6 million. The increase in cash provided by operating activities was primarily attributable to the following factors:

•

For the nine months ended September 30, 2011, we recorded consolidated net income of $25.2 million, compared to $1.1 million during the nine months ended October 1, 2010, before non-cash adjustments to reconcile net income to net cash from operating activities. Non-cash adjustments to reconcile net income to cash from operating activities totaled $19.5 million for the nine months ended September 30, 2011, compared to $16.2 million for the nine months ended October 1, 2010. In addition, net income for the nine months ended October 1, 2010 included $26.2 million of reorganization items, with no comparable amount for the nine months ended September 30, 2011.

•

Cash used in operations as a result of net changes in our operating assets and liabilities totaled $14.0 million during the nine months ended September 30, 2011, compared to cash used in operations of $25.1 million during the nine months ended October 1, 2010 and included the following items:

•

An increase in our accounts receivable during the nine months ended September 30, 2011 resulted in a use of cash of $1.5 million, compared to a use of cash of $7.4 million during the nine months ended October 1, 2010.

•

An increase in our inventory balance during the nine months ended September 30, 2011 resulted in a use of cash of $9.5 million, compared to a use of cash of $7.0 million during the nine months ended October 1, 2010.

•

The net change to deferred revenue and related deferred cost of goods sold resulted in a use of cash of $5.0 million during the nine months ended September 30, 2011, compared to $16.9 million during the nine months ended October 1, 2010, a net change of $11.9 million.

•	Tax refunds were less than $0.1 million during the nine months ended September 30, 2011, compared to $1.8 million during the nine months ended October 1, 2010.

Cash used in investing activities was $2.6 million during the nine months ended September 30, 2011, compared to cash provided by investing activities of $9.5 million during the nine months ended October 1, 2010 and included the following items:

•	We used $2.6 million of cash during the nine months ended September 30, 2011 for capital expenditures, compared to $1.9 million during the nine months ended October 1, 2010.

•

We sold $13.0 million in par value auction rate securities for proceeds of $11.4 million during the nine months ended October 1, 2010, with no comparable amount during the nine months ended September 30, 2011.

Cash used in financing activities was $35.0 million during the nine months ended September 30, 2011, compared to cash used in financing activities of $11.5 million during the nine months ended October 1, 2010 and included the following events:

•

We used $35.0 million of cash to redeem a portion of the principal amount outstanding on our 2014 Notes during the nine months ended September 30, 2011, compared to $74.9 million of cash used to redeem a portion of the principal amount outstanding on our 2008 Senior Notes during the nine months ended October 1, 2010.

•

We received proceeds of $64.9 million from the sale of our common shares in connection with the Rights Offering during the nine months ended October 1, 2010, with no comparable amount during the nine months ended September 30, 2011.

•	We used $1.5 million of cash for payments of debt issuance costs during the nine months ended October 1, 2010, with no comparable amount during the nine months ended September 30, 2011.

In addition to cash flows from operating, investing and financing activities discussed above, exchange rate changes resulted in an increase of $0.8 million in our cash balances during the nine months ended September 30, 2011, compared to an increase of $0.5 million during the nine months ended October 1, 2010.

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

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Historically, our contractual obligations have primarily consisted of the principal and interest associated with our 2014 Notes due 2014, operating leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC.

Other than the $35.0 redemption of our 2014 Notes in August 2011 as more fully discussed in Note 7 to Consolidated Financial Statements, we did not enter into any material new or modified contractual obligations from December 31, 2010 through September 30, 2011. Subsequent to September 30, 2011, we refinanced the remainder of the $73.1 million of 2014 Notes outstanding with an $80.0 million Senior Credit Facility, both of which are more fully discussed in Note 15 to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Through September 30, 2011, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC. Other than the adoption of certain revenue guidance as discussed below, there have been no material changes to our critical accounting policies through September 30, 2011 from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

During the three months ended April 1, 2011, we adopted the guidance in Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), and ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements” (“ASU 2009-14”). We adopted ASU 2009-13 and ASU 2009-14 effective January 1, 2011 on a prospective basis. The adoption of these standards is more fully discussed in Note 3 to Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 3 to Consolidated Financial Statements for recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuation and interest rate sensitivity. During the quarter ended September 30, 2011, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2011, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of September 30, 2011 because of the following material weakness in our internal control over financial reporting, which is more fully described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated by reference herein, and which has not been remediated as of September 30, 2011:

•	Inadequate and ineffective controls over the financial statement close process.

Changes in Internal Control Over Financial Reporting

We are taking corrective actions to remediate the material weakness listed above, including remediation actions described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated by reference herein. However, as of September 30, 2011, we have not completed the remediation of the above material weakness.

Other than as noted above, there has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

During the third quarter of 2005, the Company’s French subsidiary, GSI Lumonics SARL (“GSI France”), filed for bankruptcy protection, which was granted on July 7, 2005. On April 18, 2006, the commercial court of Le Creusot (France) ordered GSI France to pay approximately 0.7 million Euros to SCGI in the context of a claim filed by SCGI that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. No appeal was lodged. On May 6, 2011, GSI Group Ltd. was served with summons from the official receiver of GSI France demanding that GSI Group Ltd. and the Company’s German subsidiary, GSI Lumonics GmbH, appear before the Paris commercial court. The receiver claims (i) that the bankruptcy proceedings initiated against GSI France in 2005 should be extended to GSI Group Ltd. and GSI Lumonics GmbH on the ground that GSI France’s decisions were actually made by GSI Group Ltd. and that GSI Lumonics GmbH made financial advances for no consideration, which would reveal in both cases confusion of personhood, or (ii) alternatively, that GSI Group Ltd. be ordered to pay approximately 3.1 million Euros (i.e. the aggregate of GSI France’s liabilities, consisting primarily of approximately 0.7 million Euros to SCGI and approximately 2.4 million Euros to GSI Lumonics GmbH). At a hearing on September 6, 2011, the Company asserted that GSI Lumonics GmbH had not been properly served and therefore should not be party to the proceedings. The next hearing is scheduled for December 6, 2011 for the filing of GSI Group Ltd.’s submissions. The Company is investigating the matter but currently does not believe a loss is probable. Accordingly, nothing has been accrued in the Company’s accompanying consolidated financial statements with respect to this claim.

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

Chapter 11 Cases

On November 20, 2009, GSI Group Inc. and two of its wholly-owned United States subsidiaries, GSI Group Corporation and MES International, Inc. (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for Delaware (the “Bankruptcy Court”) (the “Chapter 11 Cases”). On May 27, 2010, the Bankruptcy Court entered an order confirming and approving a modified joint Chapter 11 plan of reorganization for the Debtors, which was further supplemented (as supplemented, the “Final Chapter 11 Plan”), and the Plan Documents (as defined in the Final Chapter 11 Plan). On July 23, 2010, the Debtors consummated their reorganization through a series of transactions contemplated by the Final Chapter 11 Plan, and the Final Chapter 11 Plan became effective pursuant to its terms. The Chapter 11 Cases were closed on September 2, 2011, and the Company no longer has any legal or material financial constraint relating to those cases. See Note 12 to Consolidated Financial Statements for additional information on claims and Note 2 to Consolidated Financial Statements for additional information on the Chapter 11 Cases.

On April 5, 2010, the IRS filed amended proofs of claim aggregating approximately $7.7 million with the Bankruptcy Court. On July 13, 2010, the Company filed a complaint, GSI Group Corporation v. United States of America, in Bankruptcy Court in an attempt to recover refunds totaling approximately $18.8 million in federal income taxes the Company asserts it overpaid to the IRS relating to tax years 2000 through 2008, together with applicable interest. The complaint includes an objection to the IRS’ proofs of claim which the Company believes are not allowable claims and should be expunged in their entirety. Those tax proceedings remain pending, and their resolution in the ordinary course will not be affected by the closing of the Chapter 11 Cases.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

4.8	Indenture, dated as of July 23, 2010, by and among GSI Group Corporation, as Issuer, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	000-25705	4.1	7/23/10

4.9	Registration Rights Agreement, by and between the Registrant and the Common Shareholders named therein, dated as of July 23, 2010.	8-K	000-25705	4.2	7/23/10

10.1†	Offer Letter, dated June 8, 2011, between GSI Group Inc. and Peter Chang					*

10.2†	Offer Letter, dated July 27, 2011, between GSI Group Inc. and Deborah Mulryan.					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

191.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

†	This exhibit constitutes a management contract, compensatory plan, or arrangement.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and October 1, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and October 1, 2010, and (iv) Notes to Consolidated Financial Statements.

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

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ John A. Roush John A. Roush	Director, Chief Executive Officer	November 10, 2011

/s/ Robert Buckley Robert Buckley	Chief Financial Officer	November 10, 2011

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

4.8	Indenture, dated as of July 23, 2010, by and among GSI Group Corporation, as Issuer, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	000-25705	4.1	7/23/10

4.9	Registration Rights Agreement, by and between the Registrant and the Common Shareholders named therein, dated as of July 23, 2010.	8-K	000-25705	4.2	7/23/10

10.1†	Offer Letter, dated June 8, 2011, between GSI Group Inc. and Peter Chang					*

10.2†	Offer Letter, dated July 27, 2011, between GSI Group Inc. and Deborah Mulryan.					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

191.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

†	This exhibit constitutes a management contract, compensatory plan, or arrangement.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and October 1, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and October 1, 2010, and (iv) Notes to Consolidated Financial Statements.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.