Form 10-K
period 2011-12-31
GSI GROUP INC
filed 2012-03-14
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s outstanding common shares held by non-affiliates of the Registrant, based on the closing price of the common shares on the NASDAQ Global Select Market on the last business day of the Registrant’s most recently completed second fiscal quarter (July 1, 2011) was $280,364,818. For purposes of this disclosure, common shares held by officers and directors of the Registrant and by persons who hold more than 5% of the Registrant’s outstanding common shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12 , 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

There were approximately 33,515,041 of the Registrant’s common shares, no par value, issued and outstanding on February 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders scheduled to be held on June 14, 2012 to be filed with the Securities and Exchange Commission are incorporated by reference in answer to Part III of this Annual Report on Form 10-K.

GSI GROUP INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2011

As used in this report, the terms “we,” “us,” “our,” “GSI Group”, “GSI”, “GSIG” and the “Company” mean GSI Group Inc. and its subsidiaries, unless the context indicates another meaning.

Unless otherwise noted, all dollar amounts in this report are expressed in United States dollars.

The following brand and trade names of GSI Group are used in this report: GSI WaferMark, GSI WaferRepair, GSI WaferTrim, GSI CircuitTrim, MicroE Systems, Westwind Air Bearings, Synrad, JK Lasers, Continuum, Quantronix, Baublys, Control Laser, Cambridge Technology, ExoTec Precision, The Optical Corporation, General Scanning Thermal Printers, Photo Research, JK Fiber Lasers and Spectron Lasers.

PART I

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. The Company makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the SEC. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,”, “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. The forward-looking statements contained in this Annual Report include, but are not limited to, statements related to: anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects; potential of future product releases; anticipated sales performance; industry trends; market conditions; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and dispositions and anticipated benefits from such acquisitions; anticipated outcomes of the legal proceedings and litigation matters; anticipated use of currency hedges; timing, scope and expected savings and charges related to realignment and restructuring initiatives; expected interest savings from our refinancing; ability to repay our indebtedness; our intentions regarding the use of cash; and other statements that are not historical facts. All forward-looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward-looking statements.

Item 1. Business

OVERVIEW

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “ours”) design, develop, manufacture and sell laser-based solutions (consisting of lasers and laser-based systems), laser scanning devices, and precision motion and optical control technologies. Our technology is incorporated into customer products or manufacturing processes for a wide range of applications in a variety of markets, including: electronics, industrial, medical, and scientific. Our products enable customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications.

Our strategy is to drive sustainable, profitable growth through short term and long term initiatives, including:

•	strengthening our strategic position in scanning solutions, fiber lasers, and medical components through continual investment in differentiated new products and solutions;

•	expanding our market access and reach, particularly in higher growth, emerging regions, through investment in internal sales channels as well as external channel partners;

•	broadening our product and service offerings through the acquisition of innovative and complementary technologies and solutions;

•	streamlining our existing operations through site consolidations and strategic divestitures and expanding our business through strategic acquisitions;

•	expanding operating margins by establishing a continuous improvement culture through formalized productivity programs and initiatives; and

•	attracting, retaining, and developing talented and motivated employees.

GSI Group Inc. was founded and initially incorporated in Massachusetts in 1968 as General Scanning, Inc. (“General Scanning”). General Scanning developed, manufactured and sold components and subsystems used for high-speed micro positioning of laser beams. In 1999, General Scanning merged with Lumonics Inc., a Canadian company that developed, manufactured and sold laser-based, advanced manufacturing systems for electronics, semiconductor, and general industrial applications. The post-merger entity, GSI Lumonics Inc., continued under the laws of the Province of New Brunswick, Canada. In 2005, we changed our name to GSI Group Inc. In August 2008, we acquired Excel Technology, Inc. (“Excel”), a designer, manufacturer and marketer of photonics-based solutions consisting of lasers, laser-based systems, precision motion devices, and electro-optical components primarily used in industrial and scientific applications.

We maintain a website with the address http://www.gsig.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”). In addition, our reports and other information are filed with securities commissions or other similar authorities in Canada, and are available over the Internet at http://www.sedar.com.

During the first quarter ended April 1, 2011, we modified our operating segments into three reportable segments: Laser Products, Precision Motion and Technologies, and Semiconductor Systems. The prior period information stated herein has been restated to conform to the new segment presentation. The following table shows the revenues and gross profit percentage for each of the three segments for the year ended December 31, 2011 (dollars in thousands):

	Sales	Gross Profit Margin
Laser Products	$130,957	37.2%
Precision Motion and Technologies	191,382	47.4%
Semiconductor Systems	43,941	47.6%

Total	$366,280	43.8%

See Note 13 to Consolidated Financial Statements for additional financial information about our segments.

Laser Products Segment

The Laser Products segment designs, manufactures and markets photonics-based solutions, consisting of lasers and laser-based systems, to customers worldwide. The segment serves highly demanding photonics-based applications such as cutting, welding, marking, engraving, micro-machining, and scientific research. The segment sells these products both directly utilizing our highly technical sales force and indirectly through resellers and distributors.

The Laser Products segment is comprised of three major product lines:

Product Line	Key End Markets	Brand Names	Description
Industrial Lasers	Industrial, Electronics, Automotive, Medical, Packaging and Aerospace	JK Lasers, Spectron Lasers, JK Fiber Lasers and Synrad	Applications include welding, cutting, drilling, surface marking, and engraving

Custom Lasers	Industrial and Scientific	Continuum, Quantronix	Applications include scientific research, micro-machining, material processing, and laser diagnostics

Laser Systems	Industrial, Packaging and Semiconductor	Control Laser, Baublys	Applications include laser marking, engraving, semiconductor analysis and repair

Precision Motion and Technologies Segment

The Precision Motion and Technologies segment designs, manufactures and markets air bearing spindles, encoders, thermal printers, laser scanning devices, and light and color measurement systems to customers worldwide. The vast majority of the segment’s product offerings are sold to original equipment manufacturers (“OEM’s”) based on the segment’s core competencies in precision motion and optical control technologies. The segment sells these products both directly utilizing a highly technical sales force and indirectly through resellers and distributors.

The Precision Motion and Technologies segment has five major product lines:

Product Line	Key End Markets	Brand Names	Description
Printed Circuit Board Spindles	Electronics	Westwind Air Bearings	High-speed air bearing spindles used to drill very small and precise holes in printed circuit boards (PCB)

Optical Encoders	Electronics, Industrial, Scientific and Medical	MicroE Systems	Linear and rotary electro-optical tracking devices that measure movement with sub-micron accuracy. Applications include motion control of semiconductor and electronic manufacturing equipment, confocal microscopes, positioning magnetic rings on hard drives, precision manufacturing, coordinate measuring systems, and robotic surgery equipment

Light and Color Measurement	Aerospace, Automotive, Lighting, Motion Picture, Research and Development, Electronics and related industries	Photo Research, Inc.	Color metrology devices are used by a wide variety of industries for research, quality control and on-line testing, including portable battery operated Spectro radio meter, photometers, and video photometers

Product Line	Key End Markets	Brand Names	Description

Thermal Printers	Medical	General Scanning Thermal Printers	Rugged paper tape printers for the medical instruments and defibrillator markets

Laser Scanners	Industrial, Medical, Electronics, Scientific, Aerospace and Military	Cambridge Technology, The Optical Corporation and ExoTec Precision	High precision motors that, when coupled with a mirror, can direct a laser beam with a high degree of accuracy. Applications include laser marking and coding, laser machining and welding, high density via hole drilling of printed circuit boards, scanning microscopy, retinal scanning, laser-based vision correction, Optical Coherence Tomography imaging for laser-based biomedical diagnostics, high resolution printing, holographic imaging and storage, semiconductor wafer inspection and processing, 2D or 3D imaging, and laser projection and entertainment

Semiconductor Systems Segment

Our Semiconductor Systems segment designs, develops and sells laser-based production systems for semiconductor, microelectronics and electronics manufacturing. The segment offers a full spectrum of production systems, featuring high precision laser and motion technology, to process semiconductor wafers, LCD panels and microelectronic components. Semiconductor Systems’ solutions address a wide range of applications in a variety of end markets, including industrial, scientific, consumer electronics, medical, and aerospace. Today, the segment supplies leading global foundries, integrated device manufacturers and component manufacturers.

Our Semiconductor Systems segment has three major product lines:

Product Line	Key End Markets	Brand Names	Description
WaferRepair	Semiconductor—DRAM, Flash Memory chips, and LCDs	GSI WaferRepair	Used to raise production yields for 300mm and 200mm DRAM and NAND wafers to commercially acceptable levels and to upgrade equipment for LCD panels and modules

WaferMark	Semiconductor—silicon suppliers and integrated circuit factories	GSI WaferMark	Used to mark silicon wafers with characters or markings at various stages of the wafer and integrated circuit manufacturing process. The marks are designed to aid process control and device traceability

Product Line	Key End Markets	Brand Names	Description

WaferTrim & Circuit Trim	Electronics—high performance analog and mixed signal, sensor and chip resistor devices, and resistor devices	GSI WaferTrim and GSI CircuitTrim	Precision adjustment tools used by component manufacturers of all applications to achieve target specifications in electronic devices such as chip resistors, mixed signal ICs and sensors

Customers

We have a diverse group of customers that include companies that are global leaders in their industries. Many of our customers participate in several market segments. There were no customers with greater than 10% of our sales in 2011. In 2010, one customer within the Semiconductor Systems segment accounted for approximately 11% of our sales. In 2009, a different customer and certain related parties of that customer within the Semiconductor Systems segment accounted for approximately 10% of our sales.

Customers of our Semiconductor Systems segment include some of the major semiconductor, electronic device and silicon wafer producers. Most of these customers are end users who use our systems to manufacture products that include silicon wafers, memory chips, flat panel displays, and analog and hybrid micro-circuits in their factories. A large number of these customers are based in Asia.

Customers of our Precision Motion and Technologies and Laser Products segments include a large number of OEMs who integrate our products into their systems for sale to end users. Our Precision Motion and Technologies and Laser Products segments also sell directly to end users. Precision Motion and Technologies segment and Laser Products segment customers include leaders in the industrial systems, microelectronics, automotive, data storage, and medical equipment markets. A typical OEM customer will usually evaluate a product and our ability to provide application support and customization before deciding to incorporate our product into their product or system. Customers generally choose suppliers based on a number of factors, including product performance, reliability, application support, price, breadth of the supplier’s product offering, the financial condition of the supplier and the geographical coverage offered by the supplier. Once products of our Precision Motion and Technologies segment and Laser Products segment have been designed into a given OEM customer’s product or system, there are generally significant barriers to subsequent supplier changes.

Seasonality

While our sales are not highly seasonal on a consolidated basis, the sales of some of our individual product lines, particularly our laser businesses, are attributable to orders received from governmental entities or research institutions whose budgeting and funding cycles may be different from those of our commercial and industrial customers.

Backlog

As of December 31, 2011, our consolidated backlog was approximately $78.0 million. The majority of orders included in backlog represent open orders for products and services that management has concluded have a reasonable probability of being delivered over the subsequent twelve month period. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Management believes that backlog is not a meaningful indicator of future business prospects for any of our business segments due to the wide range of lead times required by our various types of customers and the ability of our customers to reschedule or cancel orders. Therefore, backlog as of any particular date should not be relied upon as indicative of our revenues for any future period.

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

Products offered by our Laser Products segment are manufactured at facilities in East Setauket, New York; Orlando, Florida; Santa Clara, California; Rugby, United Kingdom; Mukilteo, Washington; Suzhou, China; and Ludwigsburg, Germany.

Products offered by our Precision Motion and Technologies segment are primarily manufactured at facilities in Bedford and Lexington, Massachusetts; Poole and Taunton, United Kingdom; Chatsworth and Oxnard, California; and Suzhou, China.

The systems offered by our Semiconductor Systems segment are manufactured, assembled and tested in Bedford, Massachusetts.

Many of our products are manufactured under ISO 9001 certification and our encoders are manufactured under ISO 13485 certification.

Research and Development and Engineering

We incur research and development and engineering expenses as part of our ongoing operations. The following table shows total research and development and engineering expenses and as a percent of total sales for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Research and development and engineering expenses	$31,966	$29,857	$28,254
As a percentage of sales	8.7%	7.8%	11.1%

We are strongly committed to research and development for core technology programs directed at creating new products, product enhancements and new applications for existing products, as well as funding research into future market opportunities. Our markets have experienced rapid technological changes and product innovations. We believe that continued timely development of new products and product enhancements to serve existing and new markets is necessary for us to remain competitive.

Marketing, Sales and Distribution

We sell our products worldwide through our direct sales force and through distributors. Our local sales, applications and service teams and our distributors work closely with our customers to ensure customer satisfaction with our products.

•

Precision Motion and Technologies products are sold worldwide through our direct sales force and through distributors and manufacturer’s representatives. We have sales and service centers located in North America, Europe, Asia Pacific, and Japan.

•

Semiconductor Systems products are sold directly and, in some territories, through distributors. Sales activities are directed from the product business unit sites in North America, Europe, Japan, and Asia Pacific. Field offices are located close to key customers’ manufacturing sites to maximize sales and support effectiveness. Significant revenues are derived from the sale of parts and services relating to the installed base of equipment previously sold to customers.

•

Laser Products are sold worldwide through our direct sales force and through distributors, including manufacturer’s representatives. We have sales and service centers located in North America, Europe, Asia Pacific, and Japan.

Competition

The markets in which we compete are dynamic and highly competitive. Due to the wide range of our products, we face many different types of competition and competitors. This affects our ability to sell our products and the prices at which these products are sold. Our competitors range from large foreign and domestic organizations, which produce a comprehensive array of goods and services and may have greater financial and other resources than we do, to small firms producing a limited number of goods or services for specialized market segments. We expect the proportion of large competitors to increase through the continued consolidation of competitors.

Competitive factors in our Precision Motion and Technologies and Laser Products segments include product performance, price, quality and reliability, features, flexibility, compatibility of products with existing systems, technical support, product breadth, market presence, on-time delivery and our overall reputation. The main competitive factors in the Semiconductor Systems segment include product performance, throughput and price. We believe that our products offer a number of competitive advantages; however, some of our competitors are substantially larger and have greater financial and other resources than us.

Raw Materials, Components and Supplies

Each of our businesses uses a wide variety of raw materials, key components and supplies that are generally available from alternative sources of supply and in adequate quantities from domestic and foreign sources. In some instances, we design and/or re-engineer the parts and components used in our products. For certain critical raw materials, key components and supplies used in the production of some of our principal products, we have identified only a limited number of suppliers or, in some instances, a single source of supply. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products.

In the Laser Products segment, we rely upon unaffiliated suppliers for the material components and parts used to assemble our products. Most parts and components purchased from suppliers are available from multiple sources.

Our Precision Motion and Technologies segment sources most of its parts externally while some critical parts are manufactured internally, particularly in the air bearing spindles business. Fully functional electronics as well as certain key components are purchased from external sources.

Our Semiconductor Systems segment purchases major subsystems, such as lasers, motion stages, vision systems and software, fully functional electronics, frames and racks from the merchant market. Some of the optical components used in our systems are internally manufactured while others are purchased externally. In some cases, upper level assemblies and entire subsystems are outsourced to electronic manufacturing services companies.

For a further discussion of the importance and risks associated with our supply chain, see applicable risk factors under Item 1A of this Annual Report on Form 10-K.

Patents and Intellectual Property

We rely upon a combination of copyrights, patents, trademarks, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We hold a number of registered and pending patents in the United States and other countries. The issued patents cover various products in many of our key product categories, particularly semiconductor systems, laser scanning products, encoders, air bearing spindles, and lasers. In addition, we also have trademarks registered in the United States and foreign countries. We will continue to actively pursue application for new patents and trademarks as we deem appropriate. However, there can be no assurance that any other patents will be issued to us or that such patents, if and when issued, will provide any protection or benefit to us.

Although we believe that our patents and pending patent applications are important, we rely upon several additional factors that are essential to our business success, including: market position, technological innovation, know-how, application knowledge and product performance. There can be no assurance that we will realize any of these advantages.

We also protect our proprietary rights by controlling access to our proprietary information and by maintaining confidentiality agreements with our employees, consultants, and certain customers and suppliers. For a further discussion of the importance of risks associated with our intellectual property rights, see applicable risk factors under Item 1A of this Annual Report on Form 10-K.

Human Resources

As of December 31, 2011 and 2010, we employed 1,539 and 1,593 employees, respectively.

Geographic Information

We are a multinational company with approximately 66% of our 2011 sales outside the United States and approximately 21% of our long-lived assets outside the United States at December 31, 2011. Geographic information is discussed in Note 13 to Consolidated Financial Statements. For a further discussion of the risks associated with our foreign operations, see applicable risk factors under Item 1A of this Annual Report on Form 10-K.

Government Regulation

We are subject to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the National Center for Devices and Radiological Health, a branch of the United States Food and Drug Administration. Among other things, those regulations require laser manufacturers to file new product and annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to incorporate design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes (based on the level of radiation from the laser that is accessible to users). Various warning labels must be affixed and certain protective devices installed depending on the class of product. The National Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of the regulatory requirements. We are also subject to certain safety regulations in the United Kingdom related to the manufacturing of beryllium structures. The Control of Substances Hazardous to Health (COSHH) regulations are administered by the Health and Safety Executive and require us to monitor beryllium levels, provide health safety information to our employees and limit exposure to beryllium. Non-compliance with these regulations could result in warnings, penalties or fines. We believe that we are currently in compliance with these regulations.

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

Risks Relating to our Business

Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activity.

A large portion of our product sales are dependent on the need for increased capacity or replacement of inefficient manufacturing processes. These sales also tend to lag behind other businesses in an economic recovery. There was a rapid softening of the economy and tightening of the financial markets in the second half of 2008 that continued into the first half of 2009. This slowing of the economy reduced the financial capacity of our customers, thereby slowing spending on the products and services we provide. While business conditions improved during the second half of 2009 and throughout 2010, economic conditions have been softening again since the third quarter of 2011, particularly in the microelectronics markets. If such weak economic conditions continue or worsen, we may not be able to meet anticipated revenue levels on a quarterly or annual basis. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our customers’ financial condition and the timing or levels of business activity of our customers and the industries we serve. This may reduce the demand for our products or depress pricing for our products and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to products or services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Our business depends significantly upon our customers’ capital expenditures, which are subject to cyclical market fluctuations.

The semiconductor and electronics materials processing industries are cyclical and have historically experienced periods of oversupply, resulting in downturns in demand for capital equipment, including the products that we manufacture. The timing, length and severity of these cycles, and their impact on our business, are difficult to predict. Further, our order levels or results of operations for a given period may not be indicative of order levels or results of operations for subsequent periods. We cannot assure investors that demand for our products will increase or that demand will not decrease. For the foreseeable future, our operations will continue to depend upon industries that are subject to market cycles which, in turn, could adversely affect the market for our products.

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

If our business declines, we may be required to reduce costs while at the same time maintaining the ability to motivate and retain key employees. Additionally, to remain competitive, we must also continually invest in research and development, which may inhibit our ability to reduce costs in a down cycle. Long product lead-times create a risk that we may purchase or manufacture inventories of products that we are unable to sell.

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

Our research and development efforts may not lead to the successful introduction of products within the time period our customers demand. Our competitors may introduce new or improved products, processes or technologies that make our current or proposed products obsolete or less competitive. We may encounter delays or problems in connection with our research and development efforts. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	inability to manufacture products cost effectively;

•	difficulties in reallocating engineering resources and overcoming resource limitations;

•	changing market or competitive product requirements; and

•	unanticipated engineering complexities.

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

We sell products through resellers, distributors and system integrators. Selling products through third parties can subject us to credit and business risks. Our sales also depend upon the ability of our OEM customers to develop and sell systems that incorporate our products. Adverse economic conditions, large inventory positions, limited marketing resources and other factors influencing these OEM customers could have a substantial impact upon our financial results. We cannot assure investors that our OEM customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our financial condition or results of operations.

Our quarterly results of operations may fluctuate significantly from period to period. As a result, we may fail to meet or exceed the expectations of securities analysts or investors, which could cause our stock price to decline.

We sell a relatively small number of high revenue semiconductor systems within any period. These systems are complex and may have multiple elements for customer delivery including overall systems, spare parts, extended warranties, installation and training and may be subject to customer acceptance criteria. In certain transactions, we recognize all or a portion of revenue upon shipment provided that title and risk of loss have passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectability is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding the receipt or timing of customer acceptance. As a result, it is often difficult to project the timing of product revenue recognition. Consequently, our revenue and financial results could vary significantly from expectations in a particular quarter if anticipated orders from even a few customers are not received and fulfilled in time to satisfy customer obligations to the extent necessary to permit revenue to be recognized under generally accepted accounting principles. In addition, our product order backlog at the beginning of each quarter may not include all systems needed to achieve expected revenues for that quarter. Because we may build systems according to forecast, the absence of a significant backlog for an extended period of time could adversely affect financial results.

Customer order timing and other factors beyond our control may cause our operating results to fluctuate from period to period.

Changes in customer order timing and the existence of certain other factors beyond our control may cause our operating results to fluctuate from period to period. Such factors include:

•	fluctuations in our customers’ businesses;

•	timing and recognition of revenues from customer orders;

•	timing and market acceptance of new products or enhancements introduced by us or our competitors;

•	availability of parts from our suppliers and the manufacturing capacity of our subcontractors;

•	changes in the prices of our products or of our competitors’ products; and

•	fluctuations in exchange rates for foreign currencies.

Certain of our sales come from products with high selling prices and significant lead times. We may receive several large orders in one quarter from a customer and then receive no orders from that customer in the next quarter. As a result, the timing and recognition of sales from customer orders can cause significant fluctuations in our operating results from quarter to quarter.

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

If we experience a significant disruption in, or breach in security of, our information technology systems, our business may be adversely affected.

We rely on information technology systems throughout our company to manage orders, process shipments to customers, manage inventory levels and maintain financial information. Events could result in the disruption of our systems, including power outages, computer attacks by hackers, viruses, catastrophes, hardware and software failures and other unforeseen events. If we were to experience a significant period of system disruption in information technology systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage.

We transact a significant portion of our sales, and maintain significant cash balances, in foreign currencies and in the past we have maintained and may in the future maintain foreign currency exchange contracts. As a result, changes in interest rates, credit ratings or foreign currency rates could have a material effect on our operations, financial position, results of operations and cash flows.

A significant portion of our sales are derived from our European and Asian operations and transacted primarily in Euros and Japanese yen, respectively, while our products are mainly manufactured in the United States. In the event of a decline in the value of the Euro or yen, we would typically experience a decline in our revenues. In addition, because our products are mainly manufactured in the United States, we may have to increase the sale prices on our products sold in Europe and Japan in order to maintain sales margins and recover costs. This may have a materially adverse impact on our operations, financial position and cash flows.

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

During the year ended December 31, 2011, 66% of our revenues were derived from operations outside of the United States. The scope of our international operations subjects us to risks which could materially impact our results of operations, including:

•	foreign exchange rate fluctuations;

•	social and political unrest in countries where we operate;

•	climatic or other natural disasters in regions where we operate;

•	increases in shipping costs or increases in fuel costs;

•	longer payment cycles;

•	acts of terrorism;

•	greater difficulty in collecting accounts receivable;

•	use of incompatible systems and equipment;

•	problems with staffing and managing foreign operations in diverse cultures;

•	protective tariffs;

•	trade barriers and export/import controls;

•	transportation delays and interruptions;

•	increased vulnerability to the theft of, and reduced protection for intellectual property rights;

•	government currency control and restrictions, delays, penalties or required withholdings on repatriation of earnings; and

•	the impact of recessionary foreign economies.

We cannot predict whether the United States or any other country will impose new quotas, tariffs, taxes or other trade barriers upon the importation or exportation of our products or supplies or gauge the effect that new barriers would have on our financial position or results of operations.

We also are subject to risks that our operations outside the United States could be conducted by our employees, contractors, service providers, representatives or agents in ways that violate the Foreign Corrupt Practices Act or other similar anti-bribery laws. Any such violations could have a negative impact on our business and could result in government investigations and/or injunctive, monetary or other penalties. Moreover, we face additional risks that our anti-bribery policy and procedures may be violated by third-party sales representatives or other agents that help sell our products or provide other services, because such representatives or agents are not our employees and it may be more difficult to oversee their conduct.

There are inherent risks as we increase our focus on overseas operations.

We manufacture certain products in plants in the United Kingdom, Germany and China. Manufacturing in overseas locations creates risks, including the possibility that as operations are transferred or expanded in foreign locations we may not be able to produce products to the quality standards or deliver products as quickly as our customers have come to expect. This possibility may come about due to an inability to find qualified personnel overseas. It is also possible that after an overseas transition, we may find that we have been producing products with latent defects that come to light only after a long period of operation. Transitioning a business to an overseas location has many additional risks such as developing solid financial, enterprise resource planning (ERP) and customer relationship management (CRM) systems.

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

Our global operations are subject to extensive and complex import and export rules that vary among the legal jurisdictions in which we operate. Failure to comply with these rules could result in substantial penalties.

Due to the international scope of our operations, we are subject to a complex system of import- and export-related laws and regulations, including U.S. export control and customs regulations and customs regulations of other countries. These regulations are complex and vary among the legal jurisdictions in which we operate. Any alleged or actual failure to comply with such regulations may subject us to government scrutiny, investigation and civil and criminal penalties, and may limit our ability to import or export our products or to provide services outside the United States. Any of these penalties could have a material impact on our financial position, results of operations and cash flows.

We have a history of operating losses and we may not be able to sustain our profitability.

We incurred operating losses in each of the years from 1998 through 2003 and again in 2008 and 2009. Although we reported an operating profit for the years ended December 31, 2010 and 2011, no assurances can be given that we will be able to sustain or increase the level of profitability in the future based on extrinsic market forces. The trading market prices of our common shares may decline as a result.

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets, which could adversely affect our results of operations.

Customers with liquidity issues may lead to additional bad debt expense. There can be no assurance that our open credit customers will pay the amounts they owe to us or that the reserves we maintain will be adequate to cover such credit exposure. Our customers’ failure to pay and/or our failure to maintain sufficient reserves could have a material adverse effect on our operating results and financial condition.

In addition, to the extent that the ongoing turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay may be adversely impacted, which in turn could have a material adverse effect on our business, operating results and financial condition.

While we generally sell a portion of our sales directly to customers, future sales may be increasingly derived through distributors. As distributors tend to have more limited financial resources than original equipment manufacturers (“OEM”) and end-user customers, they generally represent sources of increased credit risk. Additionally, in the event that turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted which, in turn, could have a material adverse impact on our business, operating results and financial condition.

Others may violate our intellectual property rights and cause us to incur significant costs to protect our rights.

Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. We do not have personnel dedicated to the oversight, organization and management of our intellectual property. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation or disclosure, or that others will not develop competitive technologies or products outside of our patented intellectual property. It is possible that, despite our efforts, other parties may use, obtain or try to copy our technology and products. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, our patents may be challenged, invalidated or circumvented in a legal or administrative proceeding. Our patents and know-how may not provide a competitive advantage to us. Policing unauthorized use of our intellectual property rights is difficult and time consuming and may involve initiating claims or litigation against third parties for infringement of our proprietary rights, which could be costly.

Our success depends upon our ability to protect our intellectual property and to successfully defend against claims of infringement by third parties.

We have received in the past, and could receive in the future, notices from third parties alleging that our products infringe patent or other proprietary rights. We believe that our products are non-infringing or that we have the patents and/or licenses to allow us to lawfully sell our products throughout the world. However, we may be sued for infringement. In the event any third party makes a valid claim against us or our customers for which a license was not available to us on commercially reasonable terms, our operating results would be adversely affected. Adverse consequences may also apply to our failure to avoid litigation for infringement or misappropriation of proprietary rights of third parties.

Our efforts to protect our intellectual property rights may not be effective in some foreign countries where we operate or sell our products. Many U.S. companies have encountered substantial problems in protecting their intellectual property rights against infringement in foreign countries. If we fail to adequately protect our intellectual property in these countries, we may lose significant business to our competitors.

We operate in highly competitive industries and, if we lose competitive advantages, our business would suffer adverse consequences.

Some of our competition comes from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than we do. Our competitors will continue to improve the design and performance of their products and introduce new products. It is possible that we may not successfully differentiate our current and proposed products from the products of our competitors, or that the marketplace will not consider our products to be superior to competing products. To remain competitive, we will be required to invest heavily in research and development, marketing and customer service and support. It is also possible that we may not be able to make the technological advances necessary to maintain our competitive position, or our products will not receive market acceptance. We may not be able to compete successfully in the future. Increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development of new products.

Our business strategy may include finding and making strategic acquisitions and divestitures. There can be no assurance that we will be able to continue to make acquisitions or divestitures that provide business benefit.

Our business strategy has included finding and making strategic acquisitions and divesting certain non-core businesses. We have placed our Semiconductor Systems segment and laser systems product line, which is sold under the Control Laser and Baublys brand names, under strategic review. We intend to exit these businesses. The divestiture of an existing business could reduce our future operating cash flows and revenues, make our financial results more volatile, and/or cause a decline in revenues and profits. A divestiture could also cause a decline in the price of our common shares and increased reliance on other elements of our core business operations. If we do not successfully manage the risks associated with a divestiture, our business, financial condition, and results of operations could be adversely affected. In addition, there could be other negative unforeseen effects from a divestiture. We also may not find suitable purchasers for the businesses that we intend to divest.

In addition, our identification of suitable acquisition candidates involves risks inherent in an assessment of the values, strengths, weaknesses, risks, synergy and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of management’s attention from our core businesses and risks associated with unanticipated problems or liabilities. We may not find suitable acquisition candidates or succeed in executing acquisitions that are accretive to earnings.

We have made, and expect to continue to make, acquisitions, and we may fail to successfully integrate future acquisitions into our business.

As part of our business strategy, from time to time we have acquired, and continue to consider acquiring, businesses, technologies, assets and product lines that we believe complement or expand our existing business. It is likely that we will make such acquisitions in the future.

We may face challenges as a result of these acquisition activities, because these activities entail numerous risks. For example, we may fail to successfully complete the integration of future acquisitions into our business and, as a result, may fail to realize the synergies, cost savings and other benefits expected from the acquisition. We may fail to grow and build revenues and profits from acquired business lines or achieve sufficient cost savings through the integration of customers or administrative and other operational activities. Furthermore, we must achieve these objectives without adversely affecting our revenues. If we are not able to successfully achieve these objectives, the anticipated benefits of such potential acquisitions may not be realized fully or at all, and our results of operations could be adversely affected.

Further, our ability to maintain and increase profitability of acquired business lines will depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue. Our expectations to achieve more consistent and predictable levels of revenue and to increase profitability as a result of any acquisitions may not be realized, and such revenues and profitability may decline as we integrate operations into our business. If revenues of acquired businesses’ grow more slowly than we anticipate, or if their operating expenses are higher than we expect, we may not be able to sustain or increase their profitability, in which case our financial condition will suffer and our stock price could decline. Moreover, our acquisition activities may divert management’s attention from our regular operations and managing a larger and more geographically widespread operation and product portfolio could pose challenges for our management.

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

We have undertaken restructuring and realignment activities, and we will continue to assess our operating structure. These actions may not improve our financial position, and may ultimately prove detrimental to our operations and sales.

Our ability to reduce operating expenses is dependent upon the nature of the actions we take to reduce expenses and subsequent ability to implement those actions and realize expected cost savings. For example, in the past years we shifted certain of our operations in the United States and United Kingdom to China to reduce costs. During 2008, 2009 and 2011, we undertook actions to consolidate redundant or excess personnel that resulted from our acquisition of Excel and lower demand for certain of our products due to the global economic slowdown. As discussed in further detail in Note 11 to Consolidated Financial Statements, we have initiated a new strategic initiative to eliminate up to twelve facilities through a combination of site consolidations and divestitures. There can be no assurance that these actions will improve our financial position, results of operations or cash flows. Further, there is a risk that these actions may ultimately prove detrimental to our operations and sales, or to our intellectual property protections.

Product defects or problems with integrating our products with other vendors’ products may seriously harm our business and reputation.

We produce complex products that can contain latent errors or performance problems. This could happen to both existing and new products. Such defects or performance problems could be detrimental to our business and reputation.

In addition, customers frequently integrate our products with other vendors’ products. When problems occur in a combined environment, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relationship problems. These problems may also complicate our determination of the timing and amount of revenue recognition and could have a material negative impact on our business.

Disruptions in the supply of or defects in raw materials, certain key components and other goods from our suppliers, including limited or single source suppliers, could have an adverse effect on the results of our business operations, and could damage our relationships with customers.

The production of our products requires a wide variety of raw materials, key components and other goods that are generally available from alternate sources of supply. However, certain critical raw materials, key components and other goods required for the production and sale of some of our principal products are available from limited or single sources of supply. Many of our products are manufactured with high precision parts and components designed and/or manufactured by outside suppliers, which subjects us to an increased risk of defects. Any such parts or components that have latent or known defects may materially impact our relationship with customers if they cause us to miss our scheduled shipment deadlines. If latent defects are incorporated into our products and discovered later, there could be a material impact on our operations, financial position, results of operations and cash flow.

We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products, particularly in our Semiconductor Systems segment. In addition, certain of our businesses buy components, including limited or sole source items, from competitors of our other businesses, and certain of our businesses sell products to customers that compete with certain other segments of our business. This dynamic may adversely impact our relationship with these suppliers and customers. For example, these suppliers could increase the price of those components or reduce their supply of those components to us. Similarly, these customers could elect to manufacture products to meet their own requirements rather than purchasing products from us. Our businesses may be adversely affected by our other business relationships with customers and suppliers. Our current or alternative sources may not be able to continue to meet all of our demands on a timely basis. If suppliers or subcontractors experience difficulties, or fail to meet any of our manufacturing requirements, our business would be harmed until we are able to secure alternative sources, if any, on commercially reasonable terms. A prolonged inability to obtain certain raw materials, key components or other goods is possible and could have an adverse effect on our business operations, and could damage our relationships with customers.

Production difficulties and product delivery delays or disruptions could have a material adverse effect on our business.

We assemble our products at our facilities in the United States, the United Kingdom, Germany and China. If use of any of our manufacturing facilities were interrupted by a natural disaster or otherwise, our operations would be negatively impacted until we could establish alternative production and service operations. Significant production difficulties could be the result of:

•	mistakes made while transferring manufacturing processes between locations;

•	changing process technologies;

•	ramping production;

•	installing new equipment at our manufacturing facilities; and

•	shortage of key components.

In addition, we may experience product delivery delays in the future. A significant disruption in third-party package delivery and import/export services, or significant increases in prices for those services, could interfere with our ability to ship products, increase our costs and lower our profitability.

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

We are subject to many governmental regulations, including but not limited to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the National Center for Devices and Radiological Health, a branch of the United States Food and Drug Administration, and certain health regulations related to the manufacture of products using beryllium, an element used in some of our structures and mirrors. Among other things, these regulations require us to file annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to conduct safety reviews, to incorporate design and operating features in products sold to end-users and to certify and label our products. Various warning labels must be affixed and certain protective devices installed depending on the class of product. We are also subject to regulatory oversight, including comparable enforcement remedies, in the markets we serve, and we compete in many markets in which we and our customers must comply with federal, state, local and international regulations, such as environmental, health and safety and food and drug regulations. We develop, configure and market our products to meet customer needs created by those regulations. Any significant change in these regulations could reduce demand for our products or increase our expenses, which in turn could adversely affect our business, financial condition, results of operations and cash flows.

If we fail to implement new information technology systems successfully, our business could be adversely affected.

We rely on various centralized information systems throughout our company to keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. If we are unable to successfully implement new systems which record, process or manage financial information, we may be unable to recognize the expected synergies associated with new systems at a significant cost to our business.

Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.

As of December 31, 2011, our total assets included $90.4 million of net intangible assets, including goodwill. Net intangible assets consist principally of goodwill, patents, trademarks, core technology and technology licenses, net of accumulated amortization. Goodwill and indefinite-lived intangible assets are tested for impairment at least on an annual basis. All other intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

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

On July 13, 2010, we filed a complaint against the United States of America pursuant to Bankruptcy Code Section 505 (the “Section 505 Action”) to recover refunds resulting from federal income taxes we overpaid in previous years. Bankruptcy Code Section 505 generally gives the Bankruptcy Court jurisdiction to determine the amount or legality of any tax, any fine or penalty relating to a tax, or any addition to tax. We have filed federal carryback refund claims aggregating $18.8 million for federal income tax refunds related to tax years 2000 through 2008. The Internal Revenue Service (“IRS”) has filed proofs of claim asserting that we owe federal income taxes of approximately $7.7 million for the same period. Depending on the outcome of the Section 505 Action, we could be required to pay some or all of the $7.7 million that the IRS alleges we owe. Certain of our tax attributes could also be negatively impacted. Either result could have a material adverse impact on our financial condition, results of operations and cash flows.

Our ability to utilize our net operating loss carryforwards and other tax attributes is dependent on our ability to generate sufficient future taxable income.

Section 382 of the Internal Revenue Code of 1986, as amended, limits a corporation’s ability to utilize net operating loss carryforwards (“NOLs”) and other tax attributes following a section 382 ownership change. Our ability to use future tax deductions is dependent on our ability to generate sufficient future taxable income in tax jurisdictions in which we operate. In determining our provision for income taxes, our tax attributes and liabilities and any valuation allowance recorded against our net tax attributes requires judgment and analysis. We consistently evaluate our tax attributes based on taxes recoverable in the carryback period, existing deferred tax liabilities, tax planning strategies and projected future taxable income. In the U.S. and the U.K., we exclude consideration of projected future taxable income when we evaluate our ability to realize our deferred tax assets in those jurisdictions because of the cumulative losses in recent years. Our ability to recover all of our tax attributes in certain jurisdictions depends upon our ability to continue to generate future profits. If actual results differ from our plans or we do not achieve the desired level of profitability in a given jurisdiction, we may be required to increase the valuation allowance on our tax attributes by taking a charge to the statement of operations.

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

Our holding company, GSIG, is a non-U.S. corporation organized in Canada and is subject to Canadian tax laws. However, our operating company, GSI US is subject to U.S. tax and files U.S. federal income tax returns. In addition, distributions or payments from entities in one jurisdiction to entities in another jurisdiction may be subject to withholding taxes. Our holding company does not intend to operate in a manner that will cause it to be treated as engaged in a U.S. trade or business or otherwise be subject to U.S. federal income taxes on its net income, but it generally will be subject to U.S. federal withholding tax on certain U.S.-source passive income items, such as dividends and certain types of interest.

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

Risks Relating to Our Common Shares and Our Capital Structure

We may require additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, and this capital may not be available on acceptable terms or at all.

We may require additional capital to adequately respond to business challenges or opportunities that may arise, including but not limited to the need to develop new products or enhance our existing products, maintaining or expanding research and development projects, the need to build inventory or invest other cash to support business growth and opportunities to acquire complementary businesses and technologies.

Under the terms of our existing senior secured credit facility, we can borrow up to $40.0 million of revolving loans subject to certain conditions. If we are unable to satisfy those conditions or our needs exceed the amounts available under the facility, we may need to engage in equity or debt financings to obtain additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution. Any new equity securities we issue could have rights, preferences and privileges superior to those of the holders of our common shares. Further, our existing senior secured credit facility restricts our ability to obtain additional debt financing. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. In addition, the terms of any additional equity or debt issuances may adversely affect the value and price of our common shares.

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

Our ability to make payments on and repay or refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

There is no assurance, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to make payments on and repay or refinance our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including borrowings under our new senior secured credit agreement, on or before it matures in 2015. In the event we need to refinance any borrowings under our new senior secured credit agreement, we may not be able to do so on commercially reasonable terms or at all.

We may not have access to the cash flow and other assets of our subsidiaries that may be needed to service our indebtedness and fund our operations.

Although much of our business is conducted through our subsidiaries, none of our subsidiaries are obligated to make funds available to us. Accordingly, our ability to make payments on our indebtedness and fund our operations may be dependent on the earnings and the distribution of funds from our subsidiaries. Local laws and regulations and/or the terms of our indebtedness may restrict certain of our subsidiaries from paying dividends and otherwise transferring assets to us. We cannot assure you that applicable laws and regulations and/or the terms of our indebtedness will permit our subsidiaries to provide us with sufficient dividends, distributions or loans when necessary.

We have several significant shareholders, one of whom serves on our Board of Directors. These significant shareholders and their respective affiliates could have substantial influence over our Board of Directors and our outstanding common shares, which could limit our other shareholders’ ability to influence the outcome of key transactions.

Our largest shareholders and their respective affiliates, in the aggregate, beneficially own a substantial amount of our outstanding common shares. As a result, these shareholders may be able to influence matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. One of these shareholders also serves on our Board of Directors and therefore could have a substantial influence over our Board of Directors. These substantial shareholders may have interests that differ from other shareholders and may vote in a way that may be adverse to the interests of other shareholders.

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

Our existing indebtedness could adversely affect our future business, financial condition and results of operations.

As of December 31, 2011, we had $68.0 million of outstanding debt, which could adversely affect our business, financial condition and results of operations. This level of debt could have significant consequences on our future operations, including:

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

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations.

In addition, our new senior secured credit agreement contains covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our borrowings thereunder.

We do not intend to pay dividends in the near future.

We do not anticipate paying any dividends on our common shares in the foreseeable future. We intend to retain our earnings, if any, to invest in our growth and ongoing operations. In addition, the terms of the credit agreement governing our senior credit facility restrict our ability to pay dividends on our common shares.

Risks Relating to Our Internal Controls

If we fail to maintain appropriate internal controls in the future, we may not be able to report our financial results accurately, which may adversely affect our stock price and our business.

In connection with the preparation of our financial statements in 2008, 2009 and 2010, our management team and our independent registered public accounting firm identified certain material weaknesses in our internal controls, which we remediated in 2011.

While our management and our independent registered public accounting firm concluded that our internal control over financial reporting was effective as of December 31, 2011, it is possible that material weaknesses may be identified in the future.

We note that a system of procedures and controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all systems of procedures and controls, no evaluation can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple errors or mistakes. Additionally, procedures and controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override. The design of any system of procedures and controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our systems of procedures and controls, as we further develop and enhance them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective system of procedures and controls, misstatements due to errors or fraud may occur and not be detected. Such misstatements could be material and require a restatement of our financial statements.

If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations or comply with the requirements of the SEC or the Sarbanes-Oxley Act of 2002, which could result in the imposition of sanctions, including the inability of registered broker dealers to make a market in our common shares, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Significant deficiencies or material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal owned and leased properties of the Company and its subsidiaries are listed in the table below.

Location	Principal Use	Current Segment (a)	Approximate Square Feet	Owned/Leased
Bedford, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales and Administration	1,2,4	147,000	Leased; expires in 2013

Rugby, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administration	3	43,000	Leased; expires in 2019

Poole, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administration	1	51,000	Building owned; land leased through 2078

Orlando, Florida, USA	Manufacturing, R&D, Marketing, Sales and Administration	3	80,000	Owned

East Setauket, New York, USA	Manufacturing, R&D, Marketing, Sales and Administration	3	65,000	Owned

Mukilteo, Washington, USA	Manufacturing, R&D, Marketing, Sales and Administration	3	63,000	Owned

Suzhou, People’s Republic of China	Manufacturing, R&D, Marketing, Sales and Administration	1,3	55,000	Leased; expires in 2013

Santa Clara, California, USA	Manufacturing, R&D, Marketing, Sales and Administration	3	44,328	Leased; expires in 2013

Lexington, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales and Administration	1	33,339	Leased; expires in 2016

Ludwigsburg, Germany	Manufacturing, R&D, Marketing, Sales and Administration	1,3	22,500	Leased; expires in 2013

Chatsworth, California, USA	Manufacturing, R&D, Marketing, Sales and Administration	1	22,000	Owned

Taunton, United Kingdom	Manufacturing, R&D, Marketing and Sales	1	19,000	Leased; expires in 2017

Mumbai, India	Service, Sales, Marketing and Administration	3	17,758	Owned (land leased)

(a)	The facilities house product lines that belong to the following segments:

1 — Precision Motion and Technologies Segment

2 — Semiconductor Systems Segment

3 — Laser Products Segment

4 — Corporate

On October 19, 2011, in connection with our debt refinancing, we entered into open ended deeds of trust for our Orlando, Florida, Mukilteo, Washington and East Setauket, New York properties.

Additional manufacturing, research and development, sales, service and logistics sites are located in California, Colorado, Germany, France, Japan, Korea, Taiwan, China, Malaysia and Sri Lanka. These additional offices are in leased facilities occupying approximately 94,000 square feet in the aggregate.

A portion of our leased facilities in Massachusetts and our owned facilities in New York and Florida are currently underutilized. We lease a 29,000 square foot building in Munich, Germany. However, as a result of prior year restructuring activities, this building had more space than we needed in this location and the space was ultimately abandoned. We continue to pay for this space in Munich until the expiration of the lease in 2013. We also lease a 13,000 square foot facility in Novi, Michigan. However, as a result of a 2008 restructuring activity, this space was abandoned, and is being sublet. We continue to pay for this space in Novi until the expiration of the lease in 2012. As part of our 2011 restructuring, the Company plans to exit up to twelve facilities, including the New York and Florida facilities in 2012.

As of December 31, 2011 and 2010, we were productively utilizing substantially all of the space in our facilities, except for space identified above as underutilized, unoccupied, or as subleased to third parties.

Item 3. Legal Proceedings

During the third quarter of 2005, the Company’s French subsidiary, GSI Lumonics SARL (“GSI France”), filed for bankruptcy protection, which was granted on July 7, 2005. On April 18, 2006, the commercial court of Le Creusot (France) ordered GSI France to pay approximately 0.7 million Euros to SCGI in the context of a claim filed by SCGI that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. No appeal was lodged. On May 6, 2011, GSI Group Ltd. was served with summons from the official receiver of GSI France demanding that GSI Group Ltd. and the Company’s German subsidiary, GSI Group GmbH, appear before the Paris commercial court. GSI Group GmbH was subsequently served with a separate summons from the official receiver. The receiver claims (i) that the bankruptcy proceedings initiated against GSI France in 2005 should be extended to GSI Group Ltd. and GSI Group GmbH on the ground that GSI France’s decisions were actually made by GSI Group Ltd. and that GSI Group GmbH made financial advances for no consideration, which would reveal in both cases confusion of personhood, or (ii) alternatively, that GSI Group Ltd. be ordered to pay approximately 3.1 million Euros (i.e. the aggregate of GSI France’s liabilities, consisting primarily of approximately 0.7 million Euros to SCGI and approximately 2.4 million Euros to GSI Group GmbH). GSI Group Ltd. filed submissions on December 6, 2011 whereby it challenged the jurisdiction of the Paris commercial court over the claims raised by the receiver. After a request by the receiver, the Paris commercial court combined the cases against GSI Group Ltd. and GSI Group GmbH into a single case (docket number 2011/088718). The next hearing is scheduled on April 10, 2012 for the filing of the receiver’s reply on the lack of jurisdiction issue. The Company currently does not believe a loss is probable. Accordingly, no accrual has been made in the Company’s accompanying consolidated financial statements with respect to this claim.

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

IRS Claim

On April 5, 2010, the IRS filed amended proofs of claim aggregating approximately $7.7 million with the United States Bankruptcy Court for Delaware (the “Bankruptcy Court”) as part of the Company’s proceedings under Chapter 11 of the Bankruptcy Code. On July 13, 2010, the Company filed a complaint, GSI Group Corporation v. United States of America, in Bankruptcy Court in an attempt to recover refunds totaling approximately $18.8 million in federal income taxes the Company asserts it overpaid to the IRS relating to tax years 2000 through 2008, together with applicable interest. The complaint includes an objection to the IRS proofs of claim which the Company believes are not allowable claims and should be expunged in their entirety. Those tax proceedings remain pending, and their resolution in the ordinary course will not be affected by the closing of the Chapter 11 Cases on September 2, 2011. See Note 12 to Consolidated Financial Statements for additional information on claims and Note 2 to Consolidated Financial Statements for additional information on the Chapter 11 proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Shares, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since February 14, 2011, the Company’s common shares, no par value, have traded on The NASDAQ Global Select Market under the trading symbol “GSIG”. From December 29, 2010 to January 27, 2011, the Company’s common shares were quoted on the OTC Markets Group, Inc. under the trading symbol “LASRD.PK”. Thereafter, until February 14, 2011, the Company’s trading symbol reverted to “LASR.PK”. The Company’s common shares were quoted on the OTC Markets Group, Inc. under the trading symbol “LASR.PK” from July 24, 2010 to December 28, 2010. From November 20, 2009 through July 23, 2010, the Company’s common shares were quoted on the OTC Markets Group, Inc. under the trading symbol “GSIGQ”. From November 5, 2009 through November 19, 2009, the Company’s common shares were quoted on the OTC Markets Group, Inc. under the trading symbol “GSIG”. From January 1, 2009 through November 4, 2009, the Company’s common shares traded on The NASDAQ Global Select Market under the trading symbol “GSIG”. The following table sets forth the high and low sale prices during the periods indicated. All amounts have been adjusted to reflect the reverse stock split effected on December 29, 2010.

	2011		2010
	High	Low	High	Low
First Quarter	$13.96	$10.30	$6.24	$2.37
Second Quarter	$12.18	$10.31	$9.00	$6.18
Third Quarter	$12.65	$7.68	$7.56	$6.21
Fourth Quarter	$11.08	$7.27	$10.60	$7.44

Stock Split

On December 29, 2010, the Company effected a one-for-three reverse stock split. All share data and per share amounts in this Annual Report on Form 10-K have been retroactively adjusted to reflect the reverse stock split.

Holders

As of the close of business on February 29, 2012, there were approximately 31 holders of record of the Company’s common shares. Since many of the common shares are registered in “nominee” or “street” names, the Company believes that the total number of beneficial owners is considerably higher.

Dividend Policy

The Company has never declared or paid cash dividends on its common shares. The Company currently intends to retain any current and future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

None.

Performance Graph

The following graph compares the cumulative total return to stockholders for the Company’s common shares for the period from December 31, 2006 through December 31, 2011 with the NASDAQ Composite Index and the S&P Technology Index. The comparison assumes an investment of $100 is made on December 31, 2006 in the Company’s common shares and in each of the indices and in the case of the indices it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

The Company changed its comparable published industry index in 2011 from the PHLX Semiconductor Sector Index to the S&P Technology Index (IXN) due to a shift in the Company’s business, primarily significantly smaller exposure to the Semiconductor capital goods markets. The Company’s Semiconductor Systems segment, which sells Semiconductor capital goods, represented approximately 12% of the total sales of the Company for the year ended December 31, 2011. As a result, the Company believes that the S&P Technology Index (IXN) more closely aligns to the long-term strategic focus and growth outlook of the Company. The Company believes this index more closely aligns with the overall sales of its Laser Products and Precision Motion and Technologies segments. For comparative and historical purposes, the Company has included the total returns and performance of the PHLX Semiconductor Sector Index in the table below.

	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
GSI Group Inc.	$100.00	$95.36	$5.88	$8.98	$36.39	$35.19
NASDAQ Composite Index	$100.00	$109.81	$65.29	$93.95	$109.84	$107.86
S&P Technology	$100.00	$112.14	$63.44	$96.04	$105.32	$100.67
PHLX Semiconductor Sector	$100.00	$87.37	$45.43	$77.06	$88.18	$78.03

Item 6. Selected Financial Data

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Condensed Consolidated Statements of Operations:
Sales	$366,280	$383,516	$254,388	$288,468	$291,081
Gross profit	160,380	166,401	98,546	97,618	113,133
Operating expenses:
Research and development and engineering	31,966	29,857	28,254	33,449	29,861
Selling, general and administrative	78,360	74,880	60,422	65,904	59,545
Amortization of purchased intangible assets	3,515	4,436	5,805	5,714	2,213
Impairment of goodwill, intangible assets and other long-lived assets(1)	—	—	1,045	215,051	—
Acquisition related in-process research and development charge(2)	—	—	—	12,142	—
Restructuring, restatement related costs and other	2,304	2,592	16,291	10,485	6,655
Pre-petition and post-emergence professional fees	296	727	6,966	—	—

Total operating expenses	116,441	112,492	118,783	342,745	98,274

Income (loss) from operations	43,939	53,909	(20,237)	(245,127)	14,859
Interest income (expense), foreign exchange transaction gains (losses) and other income (expense), net	(11,882)	(17,653)	(28,067)	(6,694)	7,313

Income (loss) from continuing operations before reorganization items and income taxes	32,057	36,256	(48,304)	(251,821)	22,172
Reorganization items(3)	—	(26,156)	(23,606)	—	—

Income (loss) from continuing operations before income taxes	32,057	10,100	(71,910)	(251,821)	22,172
Income tax provision (benefit)	3,056	10,739	(773)	(39,032)	7,484

Income (loss) from continuing operations	29,001	(639)	(71,137)	(212,789)	14,688
Income (loss) from discontinued operations, net of tax	—	—	(132)	270	467
Gain on disposal of discontinued operations, net of tax(4)	—	—	—	8,732	—

Consolidated net income (loss)	29,001	(639)	(71,269)	(203,787)	15,155
Less: Net income attributable to noncontrolling interest	(28)	(48)	(61)	(60)	—

Net income (loss) attributable to GSI Group Inc	$28,973	$(687)	$(71,330)	$(203,847)	$15,155

Income (loss) from continuing operations attributable to GSI Group Inc. per common share:
Basic	$0.87	$(0.03)	$(4.47)	$(14.81)	$1.04
Diluted	$0.86	$(0.03)	$(4.47)	$(14.81)	$1.04
Income (loss) from discontinued operations attributable to GSI Group Inc. per common share:
Basic	$—	$—	$(0.01)	$0.63	$0.03
Diluted	$—	$—	$(0.01)	$0.63	$0.03
Net income (loss) attributable to GSI Group Inc. per common share:
Basic	$0.87	$(0.03)	$(4.48)	$(14.18)	$1.07
Diluted	$0.86	$(0.03)	$(4.48)	$(14.18)	$1.07
Weighted average common shares outstanding—basic	33,481	23,703	15,916	14,375	14,121
Weighted average common shares outstanding—diluted	33,589	23,703	15,916	14,375	14,215

(1)	The Company recorded an impairment charge of $215.1 million in 2008 related to goodwill ($131.2 million), intangible assets ($78.5 million) and property, plant and equipment ($5.4 million) primarily due to an economic downturn which reduced the estimated future cash flow of these assets.
(2)	The Company recorded $12.1 million related to in-process research and development paid for as part of the Excel acquisition in 2008.
(3)	The Company recorded $26.2 million and $23.6 million in 2010 and 2009, respectively, related to our bankruptcy proceedings.
(4)	The Company sold its US Optics Business in 2008 and recorded a gain on disposal of $8.7 million in 2008.

	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$54,835	$56,781	$63,328	$69,001	$172,387
Total assets	348,503	367,167	414,670	520,317	507,645
Deferred revenue, current and long-term	6,065	15,408	55,755	84,225	101,563
Debt, current	10,000	—	—	185,115	—
Debt, long-term	58,000	107,575	—	—	—
Liabilities subject to compromise(1)	—	—	220,560	—	—
Long-term liabilities, excluding deferred revenue and debt	22,783	21,250	20,739	44,964	20,262
Total stockholders’ equity	209,003	178,678	84,311	152,897	345,678

(1)	Includes $210.0 million related to obligations due under the 2008 Senior Notes while in bankruptcy.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Annual Report on Form 10-K. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases; anticipated sales performance; industry trends; market conditions; changes in accounting principles and changes in actual or assumed tax liabilities; expectations regarding tax exposure; anticipated reinvestment of future earnings; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and dispositions and anticipated benefits from prior acquisitions; anticipated outcomes of legal proceedings and litigation matters; and anticipated use of currency hedges. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activity; our significant dependence upon our customers’ capital expenditures, which are subject to cyclical market fluctuations; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate; delays in our delivery of new products; our reliance upon third party distribution channels subject to credit, business concentration and business failure risks beyond our control; fluctuations in our quarterly results, and our failure to meet or exceed the expectations of securities analysts or investors; customer order timing and other similar factors beyond our control; disruptions in or breaches in Security of, our information technology systems; changes in interest rates, credit ratings or foreign currency exchange rates; risk associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; our failure to comply with local import and export regulations in the jurisdictions in which we operate; our history of operating losses and our ability to sustain our profitability; our exposure to the credit risk of some of our customers and in weakened markets; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our ability to make acquisitions or divestitures that provide business benefits; our failure to successfully integrate future acquisitions into our business; our ability to retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of or defects in raw materials, certain key components or other goods from our suppliers; production difficulties and product delivery delays or disruptions; changes in governmental regulation of our business or products; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; any requirement to make additional tax payments and/or recalculate certain of our tax attributes depending on the resolution of the complaint we filed against the U.S. government; our ability to utilize our net operating loss carryforwards and other tax attributes; fluctuations in our effective tax rates and audit of our estimates of tax liabilities; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; being subject to the Alternative Minimum Tax for U.S. federal income tax purposes; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; volatility in the market for our common shares; our dependence on significant cash flow to service our indebtedness and fund our operations; our ability to access cash and other assets of our subsidiaries; the influence over our business of several significant shareholders; provisions of our articles of incorporation may delay or prevent a change in control; our significant existing indebtedness and restrictions in our new senior secured credit agreement that may limit our ability to engage in certain activities; our intention not to pay dividends in the near future; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. In this Annual Report on Form 10-K, the words “anticipates”, “believes”, “expects”, “intends”, “future”, “could”, “estimates”, “plans”, “would”, “should”, “potential”, “continues”, and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Business Overview

We design, develop, manufacture and sell laser-based solutions (consisting of lasers and laser-based systems), laser scanning devices, and precision motion and optical control technologies. Our technology is incorporated into customer products or manufacturing processes for a wide range of applications in a variety of markets, including: electronics, industrial, medical, and scientific. Our products enable customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications.

During the quarter ended April 1, 2011, we realigned the structure of our internal organization and business processes in a manner that caused the composition of our reportable segments to change. This decision was made as a result of our internal assessment of our organization based on information received by our chief operating decision maker, the Chief Executive Officer. As a result of this process, we changed our reportable segments to the following three strategic operating segments: Laser Products, Precision Motion and Technologies, and Semiconductor Systems. Our new reportable segment structure allows us to prioritize our investments, align our resources to meet the demands of the markets we serve, optimize business performance and maximize opportunities for collaboration and synergy within each segment. We evaluate the performance of, and allocate resources to, our segments based on sales and gross profit. Our reportable segments have been identified based on commonality of end markets, customers and technologies amongst our individual product lines, which is consistent with our operating structure and associated management structure. Each segment reports to a separate divisional manager. Consequently, the realignment caused the composition of our reportable segments to change from prior years, with the exception of the Semiconductor Systems segment. Our reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented.

Our Laser Products segment designs, manufactures and markets photonics-based solutions, consisting of lasers and laser-based systems, to customers worldwide. The segment serves highly demanding photonics-based applications such as cutting, welding, marking, engraving, micro-machining, and scientific research. The segment sells these products both directly utilizing our highly technical sales force and indirectly through resellers and distributors.

Our Precision Motion and Technologies segment designs, manufactures and markets precision motion and optical control technologies, consisting of air bearing spindles, encoders, thermal printers, laser scanning devices, and light and color measurement devices to customers worldwide. The vast majority of the segment’s product offerings are sold to original equipment manufacturers (“OEM’s”). The segment sells these products both directly utilizing a highly technical sales force and indirectly through resellers and distributors.

Our Semiconductor Systems segment designs, develops and sells laser-based production systems for semiconductor, microelectronics and electronics manufacturing. The segment offers a full spectrum of production systems, featuring high precision laser and motion technology, to process semiconductor wafers, LCD panels and microelectronic components. Semiconductor Systems’ solutions address a wide range of applications in a variety of end markets, including industrial, scientific, consumer electronics, medical, and aerospace. The segment supplies leading global foundries, integrated device manufacturers and component manufacturers.

Recent Events

Refinancing and Reduction of Debt

On August 17, 2011, we optionally redeemed $35.0 million in aggregate principal of our 12.25% Senior Secured PIK Election Notes (the “2014 Notes”), constituting 32% of the outstanding $108.1 million principal amount. On October 19, 2011, we consummated the refinancing of the remaining $73.1 million of 2014 Notes through the proceeds from a new $80.0 million senior secured credit agreement (the “Credit Agreement”) with a syndicate of banks. In December 2011, we voluntarily repaid $5.1 million on our new revolving credit facility. The refinancing and reduction of our principal debt from $107.6 million as of December 31, 2010 to $68.0 million as of December 31, 2011 substantially reduced our interest expense, while extending the maturity of our principal debt.

Restructuring Plan

In the fourth quarter 2011, we initiated a new restructuring program, targeting as much as $5.0 million in annualized cost savings with a goal of eliminating up to twelve (12) facilities. The facility reductions, which include manufacturing and R&D facilities as well as sales offices, are expected to be achieved through a combination of site consolidations and divestitures. Three facilities have been consolidated as of December 31, 2011. We expect to incur cash charges of $4.0 million to $5.0 million related to our 2011 restructuring plan, $1.2 million of which was recorded during 2011. Additionally, we expect to incur non-cash restructuring charges, related to accelerated depreciation of $3.0 million to $4.0 million, $1.0 million of which was recorded during 2011. We expect to substantially complete the restructuring program by the end of 2012.

As part of the restructuring plan, we have placed our Semiconductor Systems segment and laser systems product line, which is sold under the Control Laser and Baublys brand names, under strategic review. We intend to exit these businesses. In aggregate, these three businesses contributed approximately $62.0 million of revenue in 2011, with operating profitability below our other business lines.

Appointment of Executive Officers

We appointed John Roush as Chief Executive Officer in December 2010 and Robert Buckley as Chief Financial Officer in April 2011. During 2011, we appointed Jamie Bader as President and Group Executive of our Precision Motion and Technologies segment; David Clarke as Group Executive of our Laser Products segment; and Deborah Mulryan as Vice President of Human Resources.

Settlement of SEC Investigation

On May 16, 2011, we agreed to settle the SEC’s investigation relating to our historical accounting practices and the restatement of our historical financial statements that began on May 14, 2009, without admitting or denying the findings of the SEC, by consenting to the entry of an administrative order that requires us to cease and desist from committing or causing any violations and any future violations of the reporting, books and records, and internal controls provisions of the Securities Exchange Act of 1934. The SEC did not charge us with fraud nor impose a civil penalty or other money damages as part of the settlement. The settlement completely resolves the SEC investigation as it relates to the Company.

Settlement of Class Action

On February 22, 2011, the United States District Court for the District of Massachusetts entered an order granting final approval of settlement in the putative shareholder class action filed on December 12, 2008. Our contribution to the settlement amount was limited to our self-insured retention amount under our directors and officers insurance policy. As a result of the court’s final approval of the settlement, 993,743 shares of our common stock that were placed in a reserve account and held in escrow for the benefit of the holders of Section 510(b) claims were released to our shareholders entitled to such shares.

Final Closure of Chapter 11 Bankruptcy

On November 20, 2009, GSI Group Inc. and two of its wholly owned subsidiaries, GSI Group Corporation and MES International, Inc. (the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On July 23, 2010, we emerged from bankruptcy and our Board of Directors was reconstituted. Our bankruptcy cases initiated under Chapter 11 of the Bankruptcy Code were closed on September 2, 2011. We no longer have any legal or material financial liability relating to those cases. Please see Notes 2, 7, and 12 to Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the Chapter 11 proceedings.

Listing of Common Shares

Our common shares were approved for listing on The NASDAQ Global Select Market on February 9, 2011 and began trading on February 14, 2011 under the symbol “GSIG”.

Strategy

Our strategy is to drive sustainable, profitable growth through short term and long term initiatives, including:

•	strengthening our strategic position in scanning solutions, fiber lasers, and medical components through continual investment in differentiated new products and solutions;

•	expanding our market access and reach, particularly in higher growth, emerging regions, through investment in internal sales channels as well as external channel partners;

•	broadening our product and service offerings through the acquisition of innovative and complementary technologies and solutions;

•	streamlining our existing operations through site consolidations and strategic divestitures and expanding our business through strategic acquisitions;

•	expanding operating margins by establishing a continuous improvement culture through formalized productivity programs and initiatives; and

•	attracting, retaining, and developing talented and motivated employees.

Overview of Financial Results

As a result of the recent events discussed above as well as developments in the economy, our financial results in 2011, 2010 and 2009 differ significantly from each other and from those in prior years. In 2011, we reported net income of $29.0 million as compared to net losses of $0.7 million and $71.3 million in 2010 and 2009, respectively. Our 2011 operating results saw a significant decrease in non-recurring charges, which in prior years related to professional fees associated with our bankruptcy filing and restatement of prior period financial statements. Our 2011 results included $2.3 million of restructuring, restatement related costs and other charges, and $0.3 million of post-emergence professional fees resulting from our emergence from bankruptcy on July 23, 2010. Our 2010 operating results included $29.5 million of non-recurring charges comprised of $26.2 million of net reorganization items, $2.6 million of restructuring, restatement related costs and other charges, and $0.7 million of post-emergence professional fees. Our 2009 operating results included $47.9 million of non-recurring charges comprised of $23.6 million of net reorganization items, $16.3 million of restructuring, restatement related costs and other charges, $7.0 million of pre-petition professional fees, and $1.0 million relating to the impairment of our goodwill and intangible assets.

Excluding the impact of the non-recurring bankruptcy and restatement related costs, our financial results for 2011 and 2010 improved significantly compared to 2009. This is a reflection of the adverse impact that the world-wide economic downturn had on the demand for our products beginning in the latter half of 2008. The reduced demand for our products significantly contributed to the $71.3 million loss that we reported for 2009. Our sales began to recover somewhat in the latter part of 2009, and saw increasing demand during 2010 and 2011, exclusive of the Semiconductor System segment’s recognition of revenue of $0.5 million, $45.7 million and $30.4 million for 2011, 2010 and 2009, respectively, relating to orders placed by customers prior to 2009 that had been previously deferred due to undelivered elements or unresolved commitments. The specific components of our operating results for 2011, 2010 and 2009 are further discussed below.

Results of Operations

The following table sets forth our results of operations as a percentage of sales for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Sales	100.0%	100.0%	100.0%
Cost of goods sold	56.2	56.6	61.3

Gross profit	43.8	43.4	38.7

Operating expenses:
Research and development and engineering	8.7	7.8	11.1
Selling, general and administrative	21.4	19.5	23.7
Amortization of purchased intangible assets	1.0	1.2	2.3
Impairment of goodwill and intangible assets	—	—	0.4
Restructuring, restatement related costs and other	0.6	0.7	6.5
Pre-petition and post-emergence professional fees	0.1	0.2	2.7

Total operating expenses	31.8	29.4	46.7

Income (loss) from operations	12.0	14.0	(8.0)
Interest income	—	—	0.1
Interest expense	(3.5)	(5.2)	(10.9)
Foreign exchange transaction gains (losses), net	—	0.1	(0.3)
Other income (expense), net	0.3	0.5	0.1

Income (loss) from continuing operations before reorganization items and income taxes	8.8	9.4	(19.0)
Reorganization items	—	(6.8)	(9.3)

Income (loss) from continuing operations before income taxes	8.8	2.6	(28.3)
Income tax provision (benefit)	0.8	2.8	(0.3)

Income (loss) from continuing operations	8.0	(0.2)	(28.0)
Loss from discontinued operations, net of tax	—	—	—

Consolidated net income (loss)	8.0	(0.2)	(28.0)
Less: Net income attributable to non-controlling interest	—	—	—

Net income (loss) attributable to GSI Group Inc.	8.0%	(0.2)%	(28.0)%

Sales

The following table sets forth external sales by reportable segment for 2011, 2010 and 2009 (dollars in thousands):

				% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Laser Products	$130,957	$121,360	$94,567	7.9%	28.3%
Precision Motion and Technologies	191,382	180,872	110,152	5.8%	64.2%
Semiconductor Systems	43,941	81,284	49,669	(45.9)%	63.7%

Total	$366,280	$383,516	$254,388	(4.5)%	50.8%

Laser Products

2011 Compared with 2010

Sales increased by $9.6 million, or 7.9%, primarily as a result of increases among many of the laser products due to stronger demand, primarily in our industrial and custom lasers and laser systems that serve the industrial, electronics and scientific markets. These increases in sales were partially offset by a slight decrease in certain sales of our industrial sealed lasers.

2010 Compared with 2009

Sales increased by $26.8 million, or 28.3%, primarily attributable to the improvement in the overall global economic environment, which resulted in a rebound in sales among many of our products during 2010 as compared to 2009. Growth and demand was particularly strong for our industrial lasers, which are found in virtually every industrial marketplace.

Precision Motion and Technologies

2011 Compared with 2010

Sales increased by $10.5 million, or 5.8%, primarily attributable to strong growth and demand in our laser scanning devices as a result of the continued rebound of the electronics and industrial end markets. We also experienced continued growth in our printed circuit board spindles product line, which serves the PCB drilling industry. These sales increases were partially offset by a decrease in sales in our encoder product line due to weaker demand in the data storage industry.

2010 Compared with 2009

Sales increased by $70.7 million, or 64.2%, primarily due to sales increases across nearly every product line within the segment, primarily due to higher demand from OEM and other customers, who in turn experienced increases in demand for their products due to the improving world economy. Our results for 2009, particularly the first half of the year, reflected periods of particularly weak demand for our products due to the tight credit conditions and low levels of personal consumption and capital investment that existed at that time.

Semiconductor Systems

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

2011 Compared with 2010

Sales decreased by $37.3 million, or 45.9%, primarily due to $45.7 million that was recognized in 2010 that had been deferred from orders placed by customers prior to 2009 but had not been recognized due to previously undelivered elements or unresolved commitments, compared to $0.5 million of such revenue recognized in 2011. Exclusive of these transactions, we experienced sales growth in the memory repair and LCD repair applications. To a lesser extent, sales also increased in our wafer marking and circuit trim product lines. These sales increases were partially offset by a decrease in sales of upgrades in our wafer trim product line.

2010 Compared with 2009

Sales increased by $31.6 million, or 63.7%, primarily due to an increase in sales of wafer marking equipment and equipment upgrades to customers, whose level of capital expenditures began rebounding in 2010 from historically low levels in previous years due to the turmoil in the world economy, especially for capital goods and electronic products. The increase in sales was also attributable to the recognition of revenue of $45.7 million during 2010 as compared to $30.4 million during 2009, that had been deferred from orders placed by customers prior to 2009 but had not been recognized due to previously undelivered elements or unresolved commitments.

Gross Profit

The following table sets forth the external gross profit and external gross profit margin for each of our reportable segments for 2011, 2010 and 2009 (dollars in thousands):

	2011	2010	2009
Gross profit:
Laser Products	$48,724	$46,734	$34,611
Precision Motion and Technologies	90,741	88,352	47,787
Semiconductor Systems	20,915	31,315	16,148

Total	$160,380	$166,401	$98,546

Gross profit margin:
Laser Products	37.2%	38.5%	36.6%
Precision Motion and Technologies	47.4%	48.8%	43.4%
Semiconductor Systems	47.6%	38.5%	32.5%

Total	43.8%	43.4%	38.7%

Gross profit and gross profit margin can be influenced by a number of factors including product mix, pricing, volume, costs for raw materials and outsourced manufacturing, headcount, inventory and warranty expenses, and shipping and handling costs, at any particular time.

Laser Products

2011 Compared with 2010

Gross profit increased $2.0 million, or 4.3%, in 2011 compared to 2010, primarily due to the 7.9% increase in sales. The 1.3 percentage point decrease in gross profit margin was primarily attributable to unfavorable product mix and pricing among various product lines.

2010 Compared with 2009

Gross profit increased $12.1 million, or 35.0%, in 2010 as compared to 2009. The 1.9 percentage point improvement in gross profit margin was primarily attributable to the increase in volume of sales as well as a change in product mix, partially offset by an increase in inventory and warranty expenses.

Precision Motion and Technologies

2011 Compared with 2010

Gross profit increased $2.4 million, or 2.7%, in 2011 as compared to 2010 due to the 5.8% increase in sales. The 1.4 percentage point decrease in gross profit margin was primarily attributable to an unfavorable mix of products sold in 2011 compared to 2010.

2010 Compared with 2009

Gross profit increased $40.6 million, or 84.9%, in 2010 as compared to 2009. The increase in gross profit and the 5.4 percentage point increase in gross profit margin were primarily attributable to volume growth and the higher capacity utilization resulting from the increased demand for our products, particularly in our air bearing spindles, encoders, and laser scanning devices. Our increase in gross profit margin was partially offset by increases in inventory and warranty expenses.

Semiconductor Systems

2011 Compared with 2010

Gross profit decreased $10.4 million, or 33.2%, in 2011 as compared to 2010. The decrease was primarily due to the impact of $20.0 million of gross profit recognized in 2010 related to orders received prior to 2009 for which we did not recognize revenue in the period in which the order was shipped due to previously undelivered elements or unresolved commitments, as compared to the final remaining $0.3 million of gross profit recognized in 2011. Excluding the impact of these transactions, gross profit in terms of dollars and as a percentage of sales, significantly increased. Gross profit margin in 2011 was 47.6% compared to 38.5% in 2010, an improvement of 9.1 percentage points. The increase in gross profit margin percentage was primarily attributable to a favorable product mix, which included a shift to highly profitable upgrade and retrofit sales. Gross profit margin also improved due to lower inventory and warranty expenses.

2010 Compared with 2009

Gross profit increased by $15.2 million, or 93.9%, in 2010 as compared to 2009 and gross profit margin improved 6.0 percentage points from 32.5% in 2009 to 38.5% in 2010. These increases were attributable to higher capacity utilization and absorption and a favorable product mix. Sales in 2010 had a higher proportion of sales attributable to higher margin equipment sales and equipment upgrades. Gross profit of $20.0 million in 2010 and $16.4 million in 2009 resulted from the recognition of revenue that had been deferred from orders placed by customers prior to 2009, but had not been recognized in the period in which shipments occurred due to previously undelivered elements or unresolved commitments. Our increase in gross profit margin was partially offset by increases in inventory and warranty expenses.

Operating Expenses

The following table sets forth operating expenses for 2011, 2010 and 2009 (dollars in thousands):

				% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Research and development and engineering	$31,966	$29,857	$28,254	7.1%	5.7%
Selling, general and administrative	78,360	74,880	60,422	4.6%	23.9%
Amortization of purchased intangible assets	3,515	4,436	5,805	(20.8)%	(23.6)%
Impairment of goodwill and intangible assets	—	—	1,045	—	n/a
Restructuring, restatement related costs and other	2,304	2,592	16,291	(11.1)%	(84.1)%
Pre-petition and post-emergence professional fees	296	727	6,966	(59.3)%	(89.6)%

Total	$116,441	$112,492	$118,783	3.5%	(5.3)%

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of labor, other employee-related expenses and materials.

2011 Compared with 2010

R&D expenses were $32.0 million, or 8.7% of sales, in 2011, compared with $29.9 million, or 7.8% of sales, in 2010. R&D expenses, in terms of total dollars and as a percentage of sales, increased as a result of increased headcount and higher project spending for the development of new products and technologies in several of our product lines.

2010 Compared with 2009

R&D expenses were $29.9 million, or 7.8% of sales, in 2010, compared with $28.3 million, or 11.1% of sales, in 2009. R&D expenses, in terms of total dollars, increased slightly due to engineering costs for the next generation wafer repair system in our Semiconductor Systems segment, and decreased as a percentage of sales due to the overall increase in sales during 2010.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management.

2011 Compared with 2010

SG&A expenses were $78.4 million, or 21.4% of sales, in 2011, compared to $74.9 million, or 19.5% of sales, in 2010. SG&A expenses, in terms of total dollars and as a percentage of sales, increased primarily as a result of an increase in employee personnel costs and an increase in selling and marketing costs. These increases were partially offset by decreases in various professional fees, which were significantly higher in 2010 due to the costs associated with the filing of various quarterly and annual financial statements with the SEC related to 2008, 2009 and 2010.

2010 Compared with 2009

SG&A expenses were $74.9 million, or 19.5% of sales, in 2010, compared to $60.4 million, or 23.7% of sales, in 2009. SG&A expenses, in terms of total dollars, increased primarily as a result of an increase in overall selling costs and commissions, and an increase in legal, financial and accounting related consulting and professional fees. Financial and accounting related consulting and professional fees increased due to our efforts to emerge from bankruptcy and to issue our 2009 quarterly and annual financial statements and our 2010 quarterly financial statements. In addition, SG&A included a charge of $1.0 million during 2010 related to severance and stock compensation pursuant to a separation agreement related to the resignation of our former CEO.

Amortization of Purchased Intangible Assets

Amortization of intangible assets is discussed below in “Critical Accounting Policies and Estimates.” Amortization of purchased intangible assets is charged to our Precision Motion and Technologies and Laser Products segments. Amortization for core technology is included in cost of goods sold and charged to our Precision Motion and Technologies and Laser Products segments.

Amortization of purchased intangible assets, excluding the amortization for core technology, was $3.5 million, or 1.0% of sales, in 2011; $4.4 million, or 1.2% of sales, in 2010; and $5.8 million or 2.3%, of sales, in 2009. The decreases, in terms of total dollars and as a percentage of sales, were related to the completion of amortization of certain intangible assets, including intangible assets acquired as part of the 2008 Excel acquisition.

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

The two most recent annual goodwill and indefinite-lived intangible asset impairment tests were performed as of the beginning of the second quarter of 2011 and 2010, respectively, noting no impairment. Due to our bankruptcy filing in November 2009, we conducted an interim review as of December 31, 2009 to assess whether the carrying value of our goodwill, intangible assets and other long-lived assets was impaired. Based on our review and evaluation, we noted that the carrying value of certain assets exceeded their fair market value, which resulted in a $1.0 million charge to reduce the carrying amounts of goodwill and intangible assets in 2009.

Restructuring, Restatement Related Costs and Other

We recorded restructuring, restatement related costs and other charges of $2.3 million, $2.6 million and $16.3 million during 2011, 2010 and 2009, respectively.

Restructuring

We recorded a restructuring charge of $2.2 million in December 2011 related to the consolidation of certain operations in Asia and the United States in an effort to reduce manufacturing and operating costs pursuant to the 2011 restructuring program. Three facilities have been eliminated as of December 31, 2011. The $2.2 million charge was related to accelerated depreciation of $1.0 million due to the change in useful lives of certain long-lived assets, severance and retention related costs of $0.8 million, and other restructuring related costs of $0.4 million. We expect to incur cash charges of $4.0 million to $5.0 million related to our 2011 restructuring plan, $1.2 million of which was recorded during 2011. Additionally, we expect to incur non-cash restructuring charges, related to accelerated depreciation of $3.0 million to $4.0 million, $1.0 million of which was recorded during 2011. We expect to substantially complete the restructuring program by the end of 2012.

During 2011, we also recorded a $0.1 million charge related to revised assumptions for our abandoned lease and accretion expense related to a prior year restructuring charge for a German facility, compared to a charge of $0.4 million in 2010 related to this facility.

In 2009, we determined that we would no longer recover sublease payments from a subtenant in a German facility. As a result of revised sublease assumptions, we recorded restructuring charges of $0.4 million and $1.3 million during 2010 and 2009, respectively. In 2009, we also initiated certain restructuring activities to consolidate our German sales and distribution operations for the Precision Motion and Technologies segment located in Munich, Germany with operations located in Darmstadt, Germany. These consolidation activities were completed in 2009, at a total cost of $0.2 million.

During 2009, we recorded net restructuring costs of $0.7 million related our 2008 U.K. restructuring plan, which moved operations from the U.K. to China.

Restatement Related Costs and Other

During 2011, 2010 and 2009, we incurred costs for professional services performed in connection with the SEC investigation and the restatement of our previously issued financial statements as reported in our Form 10-K for the year ended December 31, 2008 and our Form 10-Q for the quarter ended September 26, 2008. These costs totaled $0.1 million during 2011, primarily related to legal fees associated with the SEC investigation, as compared to $2.2 million in 2010 and $14.1 million in 2009, primarily related to legal fees associated with the SEC investigation and accounting and tax fees associated with the restatement of our previously issued financial statements.

Pre-Petition and Post-Emergence Professional Fees

Pre-petition professional fees represented costs incurred during 2009 prior to the bankruptcy for financial and legal advisors to assist in the analysis of debt restructuring alternatives, as well as costs incurred for financial and legal advisors retained by the holders of our 2008 Senior Notes pursuant to certain binding agreements between the two parties. Post-emergence professional fees represent costs incurred subsequent to bankruptcy emergence for financial and legal advisors to assist with matters in finalizing the bankruptcy process.

Pre-petition fees totaled $7.0 million during 2009 with no comparable amounts in 2010 or 2011. Post-emergence professional fees totaled $0.3 million and $0.7 million during 2011 and 2010, respectively, with no comparable amounts for 2009.

Interest Income, Interest Expense, Foreign Exchange Transaction Gains (Losses), and Other Income (Expense), Net

The following table sets forth interest income, interest expense, foreign exchange transactions and other income (expense), net (dollars in thousands).

	2011	2010	2009
Interest income	$92	$87	$294
Interest expense	(13,062)	(19,908)	(27,751)
Foreign exchange transactions gains (losses), net	(95)	328	(816)
Other income (expense), net	1,183	1,840	206

Total	$(11,882)	$(17,653)	$(28,067)

Interest Expense

2011 Compared with 2010

The decrease in interest expense was primarily attributable to the reduction of our debt. In July 2010, we reduced as debt from $210.0 million on the 2008 Senior Notes to $107.0 million on the 2014 Notes, pursuant to our emergence from bankruptcy. We further reduced and refinanced our debt in 2011 to $68.0 million by entering into our new variable rate Senior Credit Facility (see “Liquidity and Capital Resources” below for a discussion of our new credit facility), with an interest that approximated 3.2% as of December 31, 2011 as compared to 12.25% fixed rate interest on our 2014 Notes. The decrease in interest expense was partially offset by a $1.1 million loss on extinguishment of debt related to unamortized deferred financing fees on our 2014 Notes. In addition, during 2011 and 2010, we incurred $0.3 million and $0.8 million, respectively, of non-cash interest expense related to the reporting default PIK interest of 2% on our 2014 Notes, and $0.5 million and $0.2 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.

2010 Compared with 2009

The decrease in interest expense from $27.8 million in 2009 to $19.9 million in 2010 was primarily attributable to a decrease in amortization of deferred financing costs and the reduction of our principal debt. We wrote off our debt discount and deferred financing costs related to the 2008 Senior Notes in the fourth quarter of 2009 and did not capitalize and begin amortizing our financing fees related to the 2014 Notes until we emerged from bankruptcy in July 2010. Interest expense also decreased due to the reduction of our debt from $210.0 million to $107.0 million pursuant to our emergence from bankruptcy. In addition, we incurred additional reporting default non-cash PIK interest of 2% on the 2014 Notes, which totaled $0.8 million in 2010 with no comparable amount in 2009.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were $(0.1) million, $0.3 million and $(0.8) million during 2011, 2010 and 2009, respectively, due to the performance of the U.S. Dollar against several foreign currencies, which weakened from 2010 to 2011 and strengthened between 2009 to 2010.

Other Income (Expense), Net

In 2011, we recognized $1.2 million in earnings on our equity investment.

In 2010, we recognized a $1.0 million gain on the sale of auction rate securities and $0.8 million in earnings on our equity investment.

In 2009, we recognized a $2.4 million gain on the sale of a portion of our auction rate securities, $0.5 million in earnings on our equity investment, and $0.3 million of other items. These items were offset by a $3.0 million penalty that was accrued and payable to the holders of the 2008 Senior Notes. As a result of our bankruptcy, the penalty was subsequently reversed into income in the fourth quarter of 2009 and is reflected in the reorganization items line item in our consolidated statement of operations. See Note 7 to Consolidated Financial Statements.

Reorganization Items

Reorganization items represent expense or income amounts that were recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items totaled $26.2 million and $23.6 million during 2010 and 2009, respectively, with no comparable amount in 2011. The reorganization items recorded in 2010 consisted of $21.4 million of professional fees and $4.8 million of other fees, which included a $4.2 million charge related to a fee paid by us to certain of the holders of our 2008 Senior Notes to ensure that at least $20 million of our common shares were issued in connection with our rights offering pursuant to a backstop commitment. The reorganization items recorded in 2009 consisted of $22.4 million, net, related to the elimination and write-off of certain amounts recognized in connection with our 2008 Senior Notes, including the elimination of the penalty amount discussed above, and $1.2 million of professional fees. See Note 2 to Consolidated Financial Statements.

Income Taxes

2011 Compared with 2010

We recorded a tax expense of $3.1 million in 2011, as compared to $10.7 million in 2010. The effective tax rate for 2011 was 9.5% of income before taxes, compared to an effective tax rate of 106.3% of income before taxes for 2010. We are incorporated in Canada and therefore use the Canadian statutory rate. Our tax rate in 2011 differs from the Canadian statutory rate of 27.0% primarily due to a $9.8 million net decrease in valuation allowance which was largely attributable to current year income in valuation allowance jurisdictions. The aforementioned benefit was partially offset by $1.3 million of international tax rate differences and a $1.3 million net increase in our liability for uncertain tax positions.

2010 Compared with 2009

We recorded a tax expense of $10.7 million and a tax benefit of $(0.8) million during 2010 and 2009, respectively. The effective tax rate for 2010 was 106.3% of income before taxes, compared to an effective tax rate of (1.1%) of income before taxes for 2009. Our tax rate in 2010 differs from the Canadian statutory rate due to a $9.6 million charge for unfavorable permanent differences primarily related to non-deductible bankruptcy costs, a $0.9 million charge related to the expiration of net operating losses in Canada, and an increase in our liability for uncertain tax positions of $1.0 million.

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

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, investments in businesses, and repayment of our debt and related interest expense. Our primary sources of liquidity are internally generated cash flows and borrowings under our revolving credit facility. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs for the foreseeable future, including at least the next 12 months. The availability of borrowings under our revolving credit facility provides an additional potential source of liquidity should it be required. In addition, we may seek to raise additional capital, which could be in the form of bonds, convertible debt or equity, to fund business development activities or other future investing cash requirements.

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long-term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, a decrease in demand for our products, our ability to integrate future acquisitions, deterioration in certain financial ratios, and market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Item 1A of this Annual Report on Form 10-K.

As of December 31, 2011, $29.3 million of our $54.8 million cash and cash equivalents was held by our subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations. Further, local laws and regulations may also restrict certain of our subsidiaries from paying dividends or otherwise transferring assets to us. However, in certain instances, we have identified excess cash for which we may repatriate and we have established liabilities for the expected tax cost.

Although much of our business is conducted through our subsidiaries, none of our subsidiaries are obligated to make funds available to us. Accordingly, our ability to make payments on our indebtedness and fund our operations may be dependent on the earnings and the distribution of funds from our subsidiaries. Local laws and regulations and/or the terms of our indebtedness may restrict certain of our subsidiaries from paying dividends and otherwise transferring assets to us. We cannot assure you that applicable laws and regulations and/or the terms of our indebtedness will permit our subsidiaries to provide us with sufficient dividends, distributions or loans when necessary.

Refinancing of 2014 Notes

During the third quarter of 2011, we elected to optionally redeem $35.0 million in aggregate principal amount (constituting 32% of the outstanding $108.1 million in aggregate principal amount) of our outstanding 2014 Notes, including PIK notes, which left an outstanding principal debt balance of $73.1 million. The redemption was financed from a portion of our available cash and cash equivalents.

During the fourth quarter of 2011, we consummated the refinancing of the remaining $73.1 million outstanding 2014 Notes through the proceeds from a new $80.0 million senior secured credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides for a $40.0 million, 4-year, term loan facility and a $40.0 million, 4-year, revolving credit facility that matures in 2015 (collectively, the “Senior Credit Facility”). The Credit Agreement also provides for an additional uncommitted $25.0 million incremental facility (in the form of a term loan and/or revolving credit facility), subject to satisfaction of certain customary covenants. We also paid $3.0 million in new debt issuance costs for the Senior Credit Facility from available cash and cash equivalents.

In December 2011, we optionally repaid $5.1 million of borrowings under the revolving credit facility from available cash and cash equivalents, leaving a total principal debt outstanding on the Senior Credit Facility of $68.0 million at December 31, 2011. The refinancing and repayment of a portion of our principal debt substantially reduces our interest expense, while extending the maturity of our principal debt. The term loan facility requires $2.5 million quarterly repayments beginning on January 15, 2012, while the revolving credit facility is due at maturity in 2015. Outstanding borrowings under the Senior Credit Facility will bear interest at a rate per annum equal to LIBOR plus an initial spread of 275 basis points through March 31, 2012, subject to adjustment thereafter based on our consolidated leverage ratio.

We expect interest cost savings of $6.1 million on our outstanding debt of $68.0 million in 2012 based on the difference between our weighted average interest rate on our Senior Credit Facility of 3.22% at December 31, 2011 as compared to an interest rate of 12.25% on our 2014 Notes.

The Credit Agreement applicable to our Senior Credit Facility contains various covenants that we believe are usual and customary for this type of agreement. The Senior Credit Facility includes a minimum adjusted EBITDA (as defined in the Credit Agreement), a maximum allowed leverage ratio, and a minimum required fixed charge coverage ratio. The following table summarizes these financial covenant requirements and our compliance as of December 31, 2011:

	Requirement	Actual
Minimum consolidated adjusted EBITDA	$40.0 million	$65.3 million
Maximum consolidated leverage ratio	2.50:1.00	1.08:1.00
Minimum consolidated fixed charge coverage ratio	1.50:1.00	4.75:1.00

We were compliant with the covenant requirements as of December 31, 2011. Availability under the revolving credit facility is subject to a borrowing base, which is based on certain assets in our U.S. and U.K. subsidiaries, consisting of 85% of eligible accounts receivable, 100% of eligible restricted cash and 50% of eligible inventory, as defined in the Credit Agreement, and may be subject to modifications. To the extent that our eligible accounts receivable and inventory balances decline, our borrowing base may decrease and the availability under the revolving credit facility may decrease below $40.0 million. As of December 31, 2011, we were eligible to borrow the maximum $40.0 million, of which $28.0 million was outstanding. On March 9, 2012, we entered into an amendment (“the First Amendment”) to the Credit Agreement, to expand the definition of eligible receivables to include (i) receivables payable in Euro and Japanese Yen under certain conditions and (ii) receivables whose payments are covered by appropriate insurance, subject to certain limitations. The result of these amendments is to expand the borrowing base available to us.

Cash Flows

Cash and cash equivalents totaled $54.8 million at December 31, 2011, compared to $56.8 million at December 31, 2010. The net decrease in cash and cash equivalents is primarily related to $43.1 million of net cash outflows for the reduction and refinancing of our debt and $4.2 million for capital expenditures. These cash outflows were primarily offset by the $45.2 million of cash generated by our operating activities, which primarily resulted from our strong earnings in 2011 and a reduction in non-recurring costs as compared to 2010.

We believe that our existing cash and cash equivalents of $54.8 million as of December 31, 2011, our future cash flow from operations, and available borrowing capacity under our revolving credit facility provide sufficient liquidity to meet the cash requirements of our existing businesses for the foreseeable future, including at least the next 12 months. We will evaluate and consider strategic acquisitions, divestitures and other transactions to create shareholder value and enhance financial performance. Such transactions may require cash expenditures beyond current sources of liquidity and may require us to raise additional capital through debt and/or equity offerings.

The following table summarizes our cash and cash equivalent balances, cash flows and unused and available funds on our revolving credit facility over the years indicated (dollars in thousands):

	2011	2010	2009
Cash and cash equivalents	$54,835	$56,781	$63,328
Net cash provided by (used in) operating activities	$45,173	$(4,738)	$(25,786)
Net cash provided by (used in) investing activities	$(4,217)	$8,749	$19,708
Net cash used in financing activities	$(43,095)	$(11,565)	$—
Unused and available funds on revolving credit facility	$12,000	$—	$—

Operating Cash Flows

Cash provided by operating activities was $45.2 million in 2011 compared to $4.7 million and $25.8 million used in operations in 2010 and 2009, respectively. Operating cash flows during the three years ended December 31, 2011 were impacted by several factors, most notably our earnings, our bankruptcy and reorganization costs, interest payments on our debt, payments and refunds of income taxes, and our restructuring, restatement related and other costs, and other related professional fees.

The $45.2 million of cash provided by operating activities in 2011 was primarily related to our net income of $29.0 million, before non-cash adjustments to reconcile net income to net cash from operating activities totaling $27.3 million. Cash provided by operations also improved significantly over last year due to a decrease in bankruptcy related professional fees and a decrease in cash interest payments of $13.4 million, a portion of which were offset by changes in operating assets and liabilities.

The $4.7 million of cash used in operating activities in 2010 was primarily related to a net loss of $0.6 million, before non-cash adjustments to reconcile net loss to net cash used in operating activities totaling $28.2 million. Cash used in operations were primarily attributable to cash paid for reorganization items totaling $26.7 million, cash paid for interest of $25.9 million, and financial and accounting related consulting and professional fees related to the issuance of various quarterly and annual SEC filings, which were funded by our growth in operating profit as compared to 2009.

The $25.8 million of cash used in operating activities in 2009 was primarily related to our net loss of $71.3 million, before non-cash adjustments to reconcile net loss to net cash used in operating activities totaling $53.2 million, primarily attributable to the write-offs of the discount and deferred financing costs associated with the 2008 Senior Notes of $26.2 million and $27.0 million of other non-cash charges. Cash used in operations in 2009 was primarily attributable to professional fees for restructuring, restatement related and other costs, pre-petition bankruptcy costs, cash paid for interest $22.8 million, partially offset by tax refunds received of $10.5 million.

We expect to incur additional cash expenditures related to the 2011 restructuring program in 2012. Cash expenditures related to such activities are expected to be between $2.9 million and $3.9 million in 2012.

Investing Cash Flows

Cash used in investing activities was $4.2 million during 2011 due to capital expenditures, compared to cash provided by investing activities of $8.7 million in 2010 due to $11.4 million of cash proceeds from the sale of auction rate securities, offset by capital expenditures of $2.7 million. Cash provided by investing activities was $19.7 million in 2009 due to $17.0 million of cash proceeds from the sale of auction rate securities, $4.0 million of cash proceeds from the sale of property, plant and equipment, partially offset by capital expenditures of $1.3 million. We have no material commitments to purchase property, plant and equipment and expect such expenditures to be approximately $8.0 million to $9.0 million in 2012.

Financing Cash Flows

Cash used in financing activities was $43.1 million during 2011, primarily due to the $40.1 million net reduction of our principal debt, resulting from repayments and extinguishment of debt of $113.2 million, offset by the $73.1 million of proceeds from our Senior Credit Facility. We also paid $3.0 million for debt issuance costs. Cash used in financing activities was $11.6 million during 2010, primarily due to proceeds of $64.9 million from the sale of our common shares in connection with a rights offering offset by $74.9 million of cash used to repay a portion of the principal amount outstanding on our 2008 Senior Notes, and $1.6 million for cash paid for debt issuance costs. We did not have any financing activities during 2009.

We expect to use $11.5 million of cash in 2012 for financing activities, comprised of $10.0 million for our $2.5 million quarterly repayments on our term loan facility, and $1.5 million for our capital lease obligations.

Other Liquidity Matters

Pension Plans

We maintain two defined benefit pension plans—one plan in the U.K. (the “U.K. Plan”) and one plan in Japan (the “Japan Plan”). Our U.K. Plan was closed to new members in 1997 and stopped accruing additional pension benefits for existing members in 2002, thereby limiting our obligation to benefits earned through that date. Benefits under this plan were based on the employees’ years of service and compensation. Our Japan Plan is an active plan.

Our funding policy is to fund pensions and other benefits based on actuarial methods as permitted by regulatory authorities. The results of funding valuations depend on the assumptions that we make with regard to attributes such as asset returns, rates of members’ benefits increases, mortality, retail price inflation and other market driven changes. The assumptions used represent one estimate of a possible future outcome. The final cost to us will be determined by events as they actually become known. Due to the underfunded positions that our pension plans currently have and potential changes in the actual outcomes relative to our assumptions, we may have to increase payments to fund these plans in the future.

In October 2010, we agreed to increase our annual funding contributions for the U.K. Plan from approximately $0.6 million to $0.8 million annually through 2020. The Japanese plan includes a guarantee of return of principal and yearly interest of 0.75%; therefore, there are no significant fluctuations in this plan. See Note 9 to Consolidated Financial Statements for further information about these plans.

As a result of the covenant that exists between our U.K. subsidiary and the Plan Trustees regarding the funding of the U.K. Plan, our ability to transfer assets outside our U.K. subsidiary, and its wholly owned subsidiary in China, may be limited.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2011 and the effect such obligations are expected to have on liquidity and cash flow in future years. We have excluded the future cash payments for FIN 48 (codified within ASC 740) tax liabilities because the timing of the settlement of these liabilities cannot be estimated by year. However, these FIN 48 liabilities have been classified as long-term on the consolidated balance sheets.

Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
	(In thousands)
Senior Credit Facility(1)	$68,000	$10,000	$20,000	$38,000	$—
Interest on Senior Secured Credit Facility(2)	5,928	2,005	3,060	863	—
Capital leases	2,287	1,531	756	—	—
Operating leases(3)	17,812	5,586	4,496	1,820	5,910
Purchase commitments(4)	28,568	25,259	3,304	5	—
U.K. pension plan(5)	7,006	771	1,542	1,542	3,151

Total contractual cash obligations	$129,601	$45,152	$33,158	$42,230	$9,061

(1)	On October 19, 2011, GSI US entered into an $80.0 million Senior Secured Credit Facility, comprised of a $40.0 million term loan and a $40.0 million revolving line of credit. The term loan facility requires $2.5 million quarterly repayments beginning on January 15, 2012, while the revolving credit facility is due at maturity in 2015.
(2)	For the purposes of this calculation, amounts assume the interest rate on floating rate obligations remains unchanged from levels at December 31, 2011 throughout the contractual life of the obligation.
(3)	These amounts represent the gross amounts due for facilities that are leased. The amounts include payments due with respect to both continuing operating facilities and facilities that have been accounted for within our restructuring liability. However, these amounts do not reflect anticipated sub-lease income of approximately $0.1 million in total for 2012.
(4)	Purchase commitments represent unconditional purchase obligations as of December 31, 2011.
(5)	Represents funding obligations equivalent to $0.8 million per year through January 2021.

Off-Balance Sheet Arrangements

Through December 31, 2011, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition, inventory costing and reserves, the assessment of the valuation of goodwill, intangible assets and tangible long-lived assets, employee benefit plans, accounting for income taxes and related valuation allowances, and accounting for loss contingencies. Actual results could differ significantly from our estimates in the future.

We believe that the following critical accounting policies most significantly affect the portrayal of our financial condition and results of operations and require the most difficult and subjective judgments.

Revenue Recognition. Revenue from the sale of products is recognized when we meet all of the criteria for revenue recognition in financial statements. These criteria include: evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, risk of loss has passed to the customer and collection of the resulting receivable is reasonably assured. Revenue recognition requires judgment and estimates, which may affect the amount and timing of revenue recognized in any given period.

On January 1, 2011, we adopted the provisions of Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-element arrangements by providing two significant changes. First, this guidance removes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and results in more elements being treated as separate units of accounting. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements” (“ASC 605-25”), for separating consideration in multiple-element arrangements. This guidance establishes a selling price hierarchy for determining the “selling price” of an element, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) management’s best estimate. Our best estimate was based on factors such as gross margin, volume discounts, new strategic customers, geography, customer class and competitive pressures. The second change modifies the manner in which the transaction consideration is allocated across the separately identified elements. Entities are no longer able to apply the residual method of allocation. Instead, the arrangement consideration is required to be allocated at the inception of the arrangement to all elements using the relative selling price method. The relative selling price method uses the weighted average of the “selling price” and applies that to the contract value to establish the consideration for each element.

For transactions entered into prior to the adoption of ASU 2009-13, we follow the provisions of ASC 605-25 for all multiple-element arrangements. Under the guidance prior to ASU 2009-13, we assess whether the elements specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes and whether objective and reliable evidence of fair value exists for these separate units of accounting. We apply the residual method when objective and reliable evidence of fair value exists for all of the undelivered elements in a multiple-element arrangement. When objective and reliable evidence of fair value does not exist for all of the undelivered elements in a multiple-element arrangement, we recognize revenue under the multiple units shipped methodology, whereby revenue is recognized in each period based upon the lowest common percentage of the products shipped in the period. This approximates a proportional performance model of revenue recognition. This generally results in a partial deferral of revenue to a later reporting period. No revenue is recognized unless one or more units of each product have been delivered.

On January 1, 2011, we adopted the provisions of ASU 2009-14, “Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-14 changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance under ASU 2009-13. With the adoption of ASU 2009-14, we concluded that when there is software included in tangible products, it is essential to the functionality of the tangible product. It is therefore outside the scope of ASC 985-605, “Software Revenue Recognition” (“ASC 985-605”) as amended. Prior to the adoption of ASU 2009-14, although certain of our products contain operating and application software, we had determined the software element was incidental in accordance with ASC 985-605.

Based on the guidance in ASC 985-605, multiple purchase orders may be deemed to be interrelated and considered to constitute a multiple-element arrangement for accounting purposes.

Semiconductor Systems transactions are generally multiple-element arrangements which may include hardware, software, installation, training, an initial standard warranty, and optional extended warranty arrangements. Generally, we design, market and sell these products as standard configurations. Typically, revenue is recorded at the time of shipment or acceptance, which is the same under pre and post-adoption of ASU 2009-13. Acceptance is generally required for sales of our Semiconductor Systems segment products to Japanese customers and sales of “New Products”. New Products are considered by us, for purposes of revenue recognition determination, to be either (a) a product that is newly released to all customers, including a product which may have been existing previously, but which has been substantially upgraded with respect to its features or functionality; or, (b) the sale of an existing product to a customer who has not previously purchased that product. We follow a set of predetermined criteria when changing the classification of a New Product to a standard configuration whereby acceptance criteria are considered to be demonstrated at the time of shipment.

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

The initial standard warranty for product sales is accounted for under the provisions of ASC 450, “Contingencies”, as we have the ability to ascertain the probable likelihood of the liability and can estimate the amount of the liability. A provision for the estimated cost related to warranty is recorded to cost of goods sold at the time revenue is recognized. Our estimate of costs to service the warranty obligations are based on historical experience and expectations of future conditions. To the extent we experience increased warranty claims or increased costs associated with servicing those claims, revisions to the estimated warranty liability are recorded as increases or decreases to the accrual at that time, with an offsetting entry recorded to cost of goods sold.

We also sell optional extended warranty services and preventative maintenance contracts. We account for these agreements in accordance with provisions of ASC 605-20-25-3, “Separately Priced Extended Warranty and Product Maintenance Contracts”, under which we recognize the separately priced extended warranty and preventative maintenance fees over the associated period.

At the request of our customers, we may at times perform professional services for our customers, generally for the maintenance and repairs of products previously sold to those customers. These services are usually in the form of time and materials based contracts which are short in duration. Revenue for time and materials services is recorded at the completion of services requested under a customer’s purchase order. Customers may, at times subsequent to the initial product sale, purchase a service contract whereby services, including preventative maintenance plans, are provided over a defined period, generally one year. Revenue for such service contracts are recorded ratably over the period of the contract.

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

We have recorded deferred revenue in our accompanying consolidated balance sheets, with balances (including both current and long-term amounts) of $6.1 million and $15.4 million as of December 31, 2011 and 2010, respectively. The deferred revenue balance is primarily comprised of: (a) pre ASU 2009-13 multiple-

element arrangements, delivered over multiple periods, whereby there is no fair value for one or more of the undelivered element(s); and (b) arrangements where acceptance has not been received. To a much lesser extent, the deferred revenue balances relate to: (a) arrangements not currently recognizable due to the arrangement not being fixed and determinable at its inception; (b) revenue deferrals for product shipments with FOB destination shipping terms; (c) the future amortization of revenue related to extended warranty contracts and preventative maintenance plans; or (d) deposits from customers against future orders. The classification of deferred revenue and deferred cost of goods sold is based on our expectations with respect to when the revenue will be recognized, based on facts known to us as of the date the financial statements are released.

Inventories. Inventories, which include materials and conversion costs, are stated at the lower of cost or market, using a first-in, first-out method. We periodically review these values to ascertain that market value of the inventory continues to exceed its recorded cost. Generally, reductions in value of inventory below cost are caused by technological obsolescence of the inventory.

We regularly review inventory quantities on hand and, when necessary, record provisions for excess and obsolete inventory based on either our estimated forecast of product demand and production requirements, or historical trailing usage of the product. If our sales do not materialize as planned or at historic levels, we may have to increase our reserve for excess and obsolete inventory, which would reduce our earnings. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower costs of sales and higher income from operations than expected in that period.

Valuation of Long-lived Assets. The purchase price we pay for acquired companies is allocated first to the identifiable assets acquired and liabilities assumed at their fair value. Any excess purchase price is then allocated to goodwill. We make various assumptions and estimates in order to assign fair value to acquired tangible and intangible assets and liabilities, including those associated with cash flow forecasts, as well as discount rates and terminal values, among others. Actual cash flows may vary from forecasts used to value the intangible assets at the time of the business combination.

Our most significant intangible assets are acquired technologies, customer relationships, and trademarks and trade names. In addition to our review of the carrying values of each asset, the useful life assumptions for each asset, including the classification of certain intangible assets as ‘indefinite lived’, are reviewed on a periodic basis to determine if changes in circumstances warrant revisions to them. All definite-lived intangible assets are amortized over the periods in which their economic benefits are expected to be realized.

Impairment analyses of goodwill and indefinite-lived intangible assets are conducted in accordance with ASC 350, “Intangibles—Goodwill and Other”. We test our goodwill balances annually as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the test, we utilize the two-step approach which requires a comparison of the carrying value of each of our reporting units to the fair value of these reporting units. If the carrying value of a reporting unit exceeds its fair value, we calculate the implied fair value of the reporting unit’s goodwill and compare it to the goodwill’s carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded for the difference. The fair value of a reporting unit is primarily based on a discounted cash flow (“DCF”) method. The DCF approach requires that we forecast future cash flows for each of the reporting units and discount the cash flow streams based on a weighted average cost of capital (“WACC”) that is derived, in part, from comparable companies within similar industries. The DCF calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit. The carrying values of each reporting unit include assets and liabilities which relate to the reporting unit’s operations. Additionally, reporting units that benefit from corporate assets or liabilities are allocated a portion of those corporate assets and liabilities on a systematic, proportional basis.

Our indefinite-lived intangible assets represent trade names that were acquired in the Excel acquisition. We assess these indefinite-lived intangible assets for impairment on an annual basis, and more frequently if impairment indicators are identified, and periodically reassess their continuing classification as indefinite-lived. Impairment exists if the fair value of the intangible asset is less than its carrying value. An impairment charge equal to the difference is recorded to reduce the carrying value to its fair value.

We evaluate amortizable intangible assets and other long-lived assets for impairment, in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”, whenever changes in events or circumstances indicate carrying values may exceed their undiscounted cash flow forecasts. If undiscounted cash flow forecasts indicate the carrying value of a definite-lived intangible asset or other long-lived asset may not be recoverable, a fair value assessment is performed. For intangible assets, fair value estimates are derived from discounted cash flow forecasts. For other long-lived assets, fair value estimates are derived from the sources most appropriate for the particular asset and have historically included such approaches as: sales comparison approach, replacement cost approach, prices reflected in comparable sales transactions and estimated construction costs. If fair value is less than carrying value, an impairment charge equal to the difference is recorded. We also review the useful life and residual value assumptions for definite-lived intangible assets and other long-lived assets on a periodic basis to determine if changes in circumstances warrant revisions to them.

Factors which may trigger an impairment of our goodwill, intangible assets and other long-lived assets include the following:

•	underperformance relative to historical or projected future operating results;

•	changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	negative industry or economic trends;

•	interest rate changes;

•	technological changes or developments;

•	changes in competition;

•	loss of key customers or personnel;

•	adverse judicial or legislative outcomes or political developments;

•	declines in our stock price for a sustained period; and

•	the decline of our market capitalization below net book value.

The occurrence of any of these events or any other unforeseeable event or circumstance that materially affects future results or cash flows may cause an impairment that is material to our results of operations or financial position in the reporting period in which it occurs or is identified.

The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2011, noting no impairment.

We maintain a significant balance in our goodwill, intangible assets and other long-lived assets (property, plant and equipment). The following table shows the December 31, 2011 breakdown of goodwill, intangibles and property, plant and equipment by reportable segment (in thousands):

	Goodwill	Intangible Assets	Property, Plant & Equipment
Laser Products	$13,826	$15,250	$25,466
Precision Motion and Technologies	30,752	30,547	8,465
Semiconductor Systems	—	—	72
Corporate	—	—	9,408

	$44,578	$45,797	$43,411

Pension Plans. Two of our subsidiaries, located in the U.K. and Japan, maintain defined benefit pension plans.

Our U.K. Plan was closed to new membership in 1997 and we stopped accruing for additional pension benefits for existing members in 2001, limiting our obligation to benefits earned through that date. Benefits under this plan were based on the employees’ years of service and compensation. At December 31, 2011, the market value of the plan assets was $2.7 million less than the projected benefit obligation.

The cost and obligations of our U.K. Plan are calculated using many assumptions to estimate the benefits, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for this pension plan include the discount rate, rate of inflation, and expected return on plan assets. Assumptions are determined based on data and appropriate market indicators in consultation with a third-party actuary, and is evaluated each year as of the plan’s measurement date. Should any of these assumptions change, they would have an effect on net periodic pension cost and the unfunded benefit obligation.

Our Japanese pension plan is a tax qualified plan that covers substantially all Japanese employees. Benefits are based on years of service and the employee’s compensation at retirement. We fund the plan sufficient to meet current benefits as well as a portion of future benefits as permitted by local regulations. Since this is an active plan, a significant portion of the pension benefit obligation is determined based on the rate of future compensation increases. We deposit funds under various fiduciary-type arrangements and/or purchase annuities under group insurance contracts. At December 31, 2011, the market value of the plan assets was $1.5 million less than the projected benefit obligation.

Restructuring, Restatement Related Costs and Other Charges. In accounting for our restructuring activities, we follow the provisions of ASC 420, “Exit or Disposal Cost Obligations”. In accounting for these obligations, we make assumptions related to the amounts of employee severance, benefits, and related costs and to the time period over which facilities will remain vacant, sublease terms, sublease rates and discount rates. Additionally, we make assumptions on the estimated remaining useful lives of assets being restructured and the residual value of the assets. Estimates and assumptions are based on the best information available at the time the obligation has arisen. These estimates are reviewed and revised as facts and circumstances dictate. Changes in these estimates could have a material effect on the amount previously expensed against our earnings and currently accrued on our consolidated balance sheet.

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

Judgment is required in determining our worldwide income tax provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate outcome is uncertain. Although we believe our estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

We record a valuation allowance on our deferred tax assets when it is more likely than not that they will not be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we determine that we are able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance for the deferred tax assets would increase our net income in the period such determination is made. Likewise, should we determine that we will not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance for the deferred tax assets will reduce our net income in the period such determination is made.

In conjunction with our ongoing review of our actual results and anticipated future earnings, we continuously reassess the possibility of releasing the valuation allowance currently in place on our deferred tax assets. It is reasonably possible that a significant portion of the valuation allowance will be released within the next twelve months. Such a release will be reported as a reduction to income tax expense with no impact on cash flows in the quarter in which it is released.

The amount of income taxes we pay is subject to audits by federal, state and foreign tax authorities, which may result in proposed assessments. We believe that we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our tax liabilities in the period that the assessments are made or resolved, or when the statute of limitations for certain periods expires. As of December 31, 2011, the amount of gross unrecognized tax benefits totaled approximately $7.3 million all of which would favorably affect our effective tax rate, if recognized. We are currently under examination in the United States for tax years from 2000 to 2008. It is reasonably possible that the U.S. examination for the periods from 2000 to 2008 will be completed during the next 12 months, which would result in a decrease of approximately $0 to $3.6 million in unrecognized tax benefits as a result of a settlement. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. Furthermore, we believe that we have adequately provided for all income tax uncertainties.

As of December 31, 2011, the amount of non-Canadian earnings that are expected to remain indefinitely reinvested in the business as defined in the provisions of ASC 740 “Income Taxes”, and for which we have not provided any tax costs of repatriation, is approximately $13.6 million. In general, the determination of the amount of the unrecognized deferred tax liability related to the reinvested earnings is not practical because of the complexities associated with its hypothetical calculation.

Loss Contingencies. We are subject to legal proceedings, lawsuits and other claims relating to labor, service and other matters arising in the ordinary course of business. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. We expense legal fees as incurred.

Recent Accounting Pronouncements

See Note 3 to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect our operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities. We generally do not enter into derivative financial instruments to manage foreign currency exposure.

Foreign Currency Exchange Rate Risk and Sensitivity

We are exposed to changes in foreign currency exchange rates which could affect operating results as well as our financial position and cash flows. The primary foreign currency denominated transactions include revenue and expenses and the resulting accounts receivable and accounts payable balances reflected on our balance sheet. Therefore, the change in the value of the U.S. dollar compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. Historically, our primary exposure has related to transactions denominated in the Japanese Yen, Euro and British Pound.

A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates during the year ended and as of December 31, 2011 would not have a material impact on our operating results, cash flows or financial position.

Interest Rates

Our exposure to market risk associated with changes in interest rates relates primarily to our cash and cash equivalents and debt obligations. At December 31, 2011, we had $54.8 million invested in cash and cash equivalents, as compared to $56.8 million at December 31, 2010. Due to the average maturities and the nature of the cash portfolio at December 31, 2011, a 100 basis point increase in interest rates could have a $0.5 million impact on interest income on an annual basis. In addition, we have $68.0 million of outstanding variable rate debt as of December 31, 2011. A 100 basis point increase in interest rates at December 31, 2011 would increase our annual pre-tax interest expense by approximately $0.7 million. We do not actively trade derivative financial instruments, but may use them in the future to manage interest rate positions associated with our debt instruments. We did not hold interest rate derivative contracts as of December 31, 2011.

Item 8. Financial Statements and Supplementary Data

GSI GROUP INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of GSI Group Inc.

We have audited the accompanying consolidated balance sheets of GSI Group Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GSI Group Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GSI Group Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 14, 2012

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$54,835	$56,781
Accounts receivable, net of allowance of $557 and $696, respectively	50,167	55,110
Income taxes receivable	22,707	21,920
Inventories	65,810	66,721
Deferred tax assets	5,335	4,226
Deferred cost of goods sold	1,998	7,789
Prepaid expenses and other current assets	5,969	5,580

Total current assets	206,821	218,127
Property, plant and equipment, net of accumulated depreciation	43,411	45,402
Deferred tax assets	814	1,445
Other assets	7,082	4,476
Intangible assets, net	45,797	53,139
Goodwill	44,578	44,578

Total assets	$348,503	$367,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$10,000	$—
Accounts payable	14,679	19,766
Income taxes payable	1,835	1,785
Accrued compensation and benefits	9,572	7,988
Deferred revenue	5,913	15,006
Deferred tax liabilities	140	—
Other accrued expenses	16,069	14,717

Total current liabilities	58,208	59,262
Long-term debt	58,000	107,575
Deferred revenue	152	402
Deferred tax liabilities	8,722	8,373
Income taxes payable	8,057	6,644
Accrued pension liabilities	4,265	3,044
Other liabilities	1,739	3,189

Total long-term liabilities	80,935	129,227

Total liabilities	139,143	188,489
Commitments and contingencies (Note 12)
Stockholders’ Equity
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 33,478 and 33,342, respectively	423,856	423,856
Additional paid-in capital	17,931	14,655
Accumulated deficit	(227,760)	(256,733)
Accumulated other comprehensive loss	(5,024)	(3,429)

Total GSI Group Inc. stockholders’ equity	209,003	178,349
Noncontrolling interest	357	329

Total stockholders’ equity	209,360	178,678

Total liabilities and stockholders’ equity	$348,503	$367,167

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Sales	$366,280	$383,516	$254,388
Cost of goods sold	205,900	217,115	155,842

Gross profit	160,380	166,401	98,546

Operating expenses:
Research and development and engineering	31,966	29,857	28,254
Selling, general and administrative	78,360	74,880	60,422
Amortization of purchased intangible assets	3,515	4,436	5,805
Impairment of goodwill and intangible assets	—	—	1,045
Restructuring, restatement related costs and other	2,304	2,592	16,291
Pre-petition and post-emergence professional fees	296	727	6,966

Total operating expenses	116,441	112,492	118,783

Income (loss) from operations	43,939	53,909	(20,237)
Interest income	92	87	294
Interest expense	(13,062)	(19,908)	(27,751)
Foreign exchange transaction (losses) gains, net	(95)	328	(816)
Other income (expense), net	1,183	1,840	206

Income (loss) from continuing operations before reorganization items and income taxes	32,057	36,256	(48,304)
Reorganization items	—	(26,156)	(23,606)

Income (loss) from continuing operations before income taxes	32,057	10,100	(71,910)
Income tax provision (benefit)	3,056	10,739	(773)

Income (loss) from continuing operations	29,001	(639)	(71,137)
Loss from discontinued operations, net of tax	—	—	(132)

Consolidated net income (loss)	29,001	(639)	(71,269)
Less: Net income attributable to noncontrolling interest	(28)	(48)	(61)

Net income (loss) attributable to GSI Group Inc.	$28,973	$(687)	$(71,330)

Income (loss) from continuing operations attributable to GSI Group Inc. per common share:
Basic	$0.87	$(0.03)	$(4.47)
Diluted	$0.86	$(0.03)	$(4.47)
Loss from discontinued operations attributable to GSI Group Inc. per common share:
Basic	$—	$—	$(0.01)
Diluted	$—	$—	$(0.01)
Net income (loss) attributable to GSI Group Inc. per common share:
Basic	$0.87	$(0.03)	$(4.48)
Diluted	$0.86	$(0.03)	$(4.48)

Weighted average common shares outstanding—basic	33,481	23,703	15,916
Weighted average common shares outstanding—diluted	33,589	23,703	15,916

Amounts attributable to GSI Group Inc.:
Income (loss) from continuing operations	$28,973	$(687)	$(71,198)
Loss from discontinued operations	—	—	(132)

Net income (loss)	$28,973	$(687)	$(71,330)

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

	Year Ended December 31,
	2011	2010	2009
Consolidated net income (loss)	$29,001	$(639)	$(71,269)
Other comprehensive income (loss):
Foreign currency translation adjustments	241	701	2,706
Net unrealized gains and reclassifications of investments, net of tax(1)	—	(568)	488
Pension liability adjustments, net of tax(1)	(1,836)	(132)	(2,388)

Total other comprehensive income (loss), net of tax	(1,595)	1	806

Total consolidated comprehensive income (loss)	27,406	(638)	(70,463)
Less: Comprehensive income attributable to noncontrolling interest	(28)	(48)	(61)

Comprehensive income (loss) attributable to GSI Group Inc.	$27,378	$(686)	$(70,524)

(1)	The tax effect on the component of comprehensive income (loss) is nominal for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

	GSI Group Inc. Stockholders
	Capital Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest
	# of Shares	Amount					Total
Balance, December 31, 2008	15,856	$330,896	$10,733	$(4,236)	$(184,716)	$220	$152,897
Net income (loss)	—	—	—	—	(71,330)	61	(71,269)
Issuance of common stock upon vesting of non-vested stock awards	92	—	—	—	—	—	—
Share-based compensation	—	—	1,877	—	—	—	1,877
Other comprehensive income	—	—	—	806	—	—	806

Balance, December 31, 2009	15,948	330,896	12,610	(3,430)	(256,046)	281	84,311
Net income (loss)	—	—	—	—	(687)	48	(639)
Issuance of common stock upon vesting of non-vested stock awards	146	—	135	—	—	—	135
Issuance of common stock	33	—	233	—	—	—	233
Reclassification of share-based compensation liability	—	—	44	—	—	—	44
Cancellation of 16,127 old common shares in exchange for new common shares	—	—	—	—	—	—	—
Issuance of common shares under rights offering	12,585	67,960	—	—	—	—	67,960
Issuance of common shares for conversion of debt	4,630	25,000	—	—	—	—	25,000
Share-based compensation	—	—	1,633	—	—	—	1,633
Other comprehensive income	—	—	—	1	—	—	1

Balance, December 31, 2010	33,342	423,856	14,655	(3,429)	(256,733)	329	178,678
Net income	—	—	—	—	28,973	28	29,001
Issuance of common stock upon vesting of non-vested stock awards	136	—	—	—	—	—	—
Share-based compensation	—	—	3,276	—	—	—	3,276
Other comprehensive loss	—	—	—	(1,595)	—	—	(1,595)

Balance, December 31, 2011	33,478	$423,856	$17,931	$(5,024)	$(227,760)	$357	$209,360

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Consolidated net income (loss)	$29,001	$(639)	$(71,269)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss from operations of discontinued operations	—	—	132
Depreciation and amortization	15,267	15,653	17,330
Provision for inventory	6,646	6,361	2,485
Impairment of goodwill and intangible assets	—	—	1,045
Share-based compensation	3,276	1,871	2,052
Deferred income taxes	78	5,553	1,356
Earnings from equity investment	(1,171)	(857)	(515)
Gain on sale of auction rate securities	—	(988)	(2,414)
Non-cash reorganization items	—	—	26,223
Non-cash interest expense	1,881	976	4,661
Non-cash restructuring charges	1,163	72	81
Other non-cash items	199	(456)	763
Changes in operating assets and liabilities:
Accounts receivable	4,822	(7,727)	880
Inventories	(6,062)	(8,171)	8,355
Deferred cost of goods sold	5,791	22,281	12,461
Prepaid expenses and other current assets	(50)	(103)	671
Deferred revenue	(9,343)	(40,347)	(26,315)
Accounts payable, accrued expenses and income taxes receivable and payable	(3,961)	3,955	(1,809)
Other non-current assets and liabilities	(2,364)	(2,172)	(1,827)
Cash used in operating activities of discontinued operations	—	—	(132)

Cash provided by (used in) operating activities	45,173	(4,738)	(25,786)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,217)	(2,659)	(1,321)
Proceeds from the sale of auction rate securities	—	11,408	16,975
Proceeds from the sale of property, plant and equipment	—	—	4,054

Cash (used in) provided by investing activities	(4,217)	8,749	19,708
Cash flows from financing activities:
Proceeds from term loan and revolving credit facilities	73,107	—	—
Payments for debt issuance costs	(2,988)	(1,565)	—
Proceeds from Rights Offering	—	64,889	—
Repayments of long-term debt and revolving credit facility	(113,214)	(74,889)	—

Cash used in financing activities	(43,095)	(11,565)	—
Effect of exchange rates on cash and cash equivalents	193	1,007	405

Decrease in cash and cash equivalents	(1,946)	(6,547)	(5,673)
Cash and cash equivalents, beginning of year	56,781	63,328	69,001

Cash and cash equivalents, end of year	$54,835	$56,781	$63,328

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,464	$25,899	$22,779
Cash paid for income taxes	1,912	2,145	954
Income tax refunds received	25	2,053	10,456
Cash paid for reorganization items	—	26,686	679
Supplemental disclosure of non cash financing activity:
Exchange of debt for common shares	—	28,071	—
Issuance of PIK notes	532	535	—
Assets acquired under capital lease obligations	2,214	—	—
Supplemental disclosure of non cash investing activity:
Auction rate securities	—	—	773
Accrual for capital expenditures	362	—	—

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011

1. Organization and Presentation

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”) design, develop, manufacture and sell laser-based solutions (consisting of lasers and laser based systems), laser scanning devices, and precision motion and optical control technologies. Our technology is incorporated into customer products or manufacturing processes for a wide range of applications in a variety of markets, including: electronics, industrial, medical, and scientific. Our products enable customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications.

Listing of Common Shares

On February 9, 2011, the Company’s common shares were approved for listing on The NASDAQ Global Select Market and began trading on February 14, 2011 under the symbol “GSIG”. Following the Company’s filing of the Chapter 11 Petitions on November 20, 2009, its common shares were quoted on the OTC Markets Group, Inc. under the trading symbol “GSIGQ”. Following the Company’s emergence from bankruptcy on July 23, 2010, its common shares were quoted on the OTC Markets Group, Inc. under the trading symbol “LASR.PK”.

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

Basis of Consolidation

The consolidated financial statements include the accounts of GSI Group Inc. and its wholly owned subsidiaries. The accounts include a 50% owned joint venture, Excel Laser Technology Private Limited (“Excel SouthAsia JV”), since it is a variable interest entity and the Company is the primary beneficiary of the joint venture. The accompanying consolidated financial statements of the Company include the assets, liabilities, revenue, and expenses of Excel SouthAsia JV over which the Company exercises control. The Company records noncontrolling interest in its consolidated statements of operations for the ownership interest of the minority owners of Excel SouthAsia JV. Financial information related to the joint venture is not considered material to the consolidated financial statements. Intercompany accounts and transactions have been eliminated. The Company accounts for investments in businesses in which it owns between 20% and 50% using the equity method.

Reclassifications

The Company realigned the structure of its internal organization during the three months ended April 1, 2011 in a manner that caused the composition of its reportable segments to change to the following three segments: Laser Products, Precision Motion and Technologies and Semiconductor Systems. The Company’s reportable segment financial information has been reclassified to reflect the updated reportable segment structure for all periods presented. See Notes 5 and 13 to Consolidated Financial Statements for further information the Company’s reportable segments. In addition, certain immaterial reclassifications have been made to prior periods to conform to current period presentation.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

2. Bankruptcy Disclosures

On November 20, 2009, GSI Group, Inc. and two of its United States subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Cases”). On May 27, 2010, the Bankruptcy Court entered an order confirming and approving the plan of reorganization (the “Final Chapter 11 Plan”). The transactions contemplated under the Final Chapter 11 Plan were consummated on July 23, 2010. The Chapter 11 Cases were closed on September 2, 2011, and the Company no longer has any legal or material financial constraint relating to those cases.

Upon the Company’s emergence from bankruptcy on July 23, 2010 (the “Effective Date”), the Company was not required to apply fresh-start accounting under Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“ASC 852”). From the Company’s bankruptcy filing through the date of emergence, the Company prepared the consolidated financial statements in accordance with ASC 852 and on a going-concern basis, which assumed continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

ASC 852 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the businesses are reported separately in the financial statements. All such costs are reported in reorganization items in the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

shares to be issued upon emergence from bankruptcy at a purchase price per share of $5.40 (the “Price Per Share”). As provided in the Final Chapter 11 Plan, the cash proceeds from the rights offering were used to pay down the 11% unsecured senior notes due in 2013 (the “2008 Senior Notes”). As such, 12,585,356 of the Company’s common shares were subscribed for a total subscription price of $68.0 million. Of the total common shares subscribed for in the rights offering, $64.9 million were subscribed for by payment in cash and $3.1 million were subscribed for by exchange of the 2008 Senior Notes. As a result of the rights offering and the shares issued pursuant to the backstop commitment described below, the Company’s shareholders prior to the emergence from bankruptcy retained approximately 86.1% of the Company’s capital stock following emergence (subject to the distribution of shares placed in reserve pending resolution of certain litigation matters unrelated to the Chapter 11 Cases). The remaining 13.9% of the Company’s capital stock was issued to the holders of the 2008 Senior Notes in partial exchange of such notes and pursuant to the commitment of certain holders to backstop the Rights Offering.

•

Backstop commitment: Pursuant to the Final Chapter 11 Plan, and subject to the terms and conditions of a Backstop Commitment Agreement (the “Backstop Agreement”), certain note holders agreed to backstop the entire rights offering. Regardless of the number of shares purchased in the rights offering, the backstop investors agreed to purchase a minimum of $20.0 million of common shares by exchanging the principal amount of their 2008 Senior Notes for New Common Shares at the Price Per Share. Because the difference between the total amount of the shares offered and the shares subscribed for in the rights offering was less than $20.0 million, 3,703,704 New Common Shares for a total of the backstop commitment amount of $20 million were issued pursuant to the backstop commitment. In addition, the backstop investors who agreed to backstop the rights offering received a cash backstop fee of $4.2 million, which represented 5% of the $85.0 million maximum proceeds from the offering. The backstop fee is reflected in reorganization items in the accompanying consolidated statement of operations for the year ended December 31, 2010.

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

In addition, on the Effective Date and pursuant to the terms of the Final Chapter 11 Plan, the Company placed 993,743 New Common Shares in a reserve (the “Reserve Shares”) to be held in escrow for the benefit of the holders of Section 510(b) Claims (as defined in the Final Chapter 11 Plan) pending the final disposition of a putative shareholder class action entitled Wiltold Trzeciakowski, Individually and on behalf of all others similarly situated v. GSI Group Inc., Sergio Edelstein, and Robert Bowen, Case No. 08-cv-12065 (GAO), filed on December 12, 2008, in the United States District Court. On February 22, 2011, the United States District Court entered an order granting final approval of the settlement in the putative shareholder class action. The Company’s contribution to the settlement amount was limited to the Company’s self-insured retention under its directors and officers liability insurance policy. Accordingly, the 993,743 shares of the Company’s common stock that were placed in a reserve account and held in escrow for the benefit of the holders of Section 510(b) Claims were released to the Company’s shareholders entitled to such shares during the year ended December 31, 2011.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

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

Additionally, all unvested restricted stock awards and unexercised options to purchase shares of common stock related to the Company’s 2006 Equity Incentive Plan and pre-2006 equity plans that were outstanding on the date of the Company’s emergence from bankruptcy were assumed by the reorganized Company upon emergence, other than those held by the Company’s directors who did not continue as members of the reorganized Company’s Board of Directors following emergence. Such assumed restricted stock awards and options were honored by the Company as if they had originally been granted for the issuance of the Company’s post-emergence common shares. The Company’s 2006 Equity Incentive Plan and pre-2006 equity plans were cancelled upon the Company’s emergence from bankruptcy.

Lastly, on and as of the Effective Date, the Company’s stock repurchase plan and shareholder rights plan were also cancelled upon the Company’s emergence from bankruptcy.

Debt Transactions

Upon the Company’s emergence from bankruptcy, the Company consummated a series of transactions that reduced its outstanding debt from $210.0 million under the 2008 Senior Notes to $107.0 million. The Company reduced its debt by making cash payments of $74.9 million and exchanging debt for common shares totaling $28.1 million. The remaining $107.0 million of 2008 Senior Notes were cancelled and replaced by the 12.25% Senior Secured PIK Election Notes due July 23, 2014 (the “2014 Notes”) issued under an indenture by and among GSI Group Corporation (“GSI US”), as issuer, and the Mellon Trust Company, N.A., as Trustee.

A summary of the transactions affecting the Company’s debt balances is as follows (in thousands):

2008 Senior Notes balance prior to emergence from bankruptcy	$210,000
Repayment of debt with proceeds from Rights Offering	(64,889)
Exchange of debt for New Common Shares pursuant to Rights Offering	(3,071)
Exchange of debt for New Common Shares under the Backstop Agreement	(20,000)
Exchange of debt for New Common Shares under the Supplemental Equity Exchange	(5,000)
Repayment in cash	(10,000)
Exchange of 2008 Senior Notes for 2014 Notes	(107,040)

Gain (loss) on extinguishment	$—

The Company’s issuance of the 2014 Notes in exchange for the 2008 Senior Notes is accounted for as an extinguishment of debt as the terms of the 2014 Notes were deemed to be substantially different. As a result, the 2014 Notes were recorded at fair value and were compared to the carrying value of the 2008 Senior Notes as of July 23, 2010 to determine the debt extinguishment gain or loss to be recognized. The Company determined that fair value of the 2014 Notes equaled the carrying value of the 2008 Senior Notes and as a result, no gain or loss was recognized. In addition, the Company capitalized approximately $1.6 million of legal and other third-party fees. Refer to Note 7 to Consolidated Financial Statements for further discussion regarding the 2014 Notes.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

Pre-Petition and Post-Emergence Professional Fees

Pre-petition professional fees represent costs incurred prior to the Company’s bankruptcy filing related to the financial and legal advisors retained by the Company to assist in the analysis of debt restructuring alternatives, as well as costs incurred by the Company related to financial and legal advisors retained by the holders of our 2008 Senior Notes pursuant to certain binding agreements between the two parties. The total pre-petition professional fees incurred were $7.0 million in 2009, with no comparable amounts in 2010 or 2011.

Post-emergence professional fees represent costs incurred subsequent to bankruptcy emergence for financial and legal advisors to assist with matters in finalizing the bankruptcy process. Post-emergence professional fees totaled $0.3 million and $0.7 million during 2011 and 2010, respectively, with no comparable amounts during 2009.

Reorganization Items

Reorganization items represent amounts that were recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items were incurred starting with the date of the bankruptcy filing. Reorganization items totaled $26.2 million and $23.6 million during 2010 and 2009, respectively, with no comparable amounts during 2011.

3. Summary of Significant Accounting Policies

Foreign Currency Translation

The financial statements of the Company and its subsidiaries outside the United States have been translated into United States dollars in accordance with ASC 830, “Foreign Currency Matters”. Assets and liabilities of foreign operations are translated from foreign currencies into United States dollars at the exchange rates in effect on the balance sheet date. Sales and expenses are translated at the average exchange rate in effect for the period. Accordingly, gains and losses resulting from translating foreign currency financial statements are reported as a separate component of other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses, primarily from transactions denominated in currencies other than the functional currency, are included in the accompanying consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of sales and expenses during the reporting periods. The Company evaluates its estimates based on historical experience, current conditions and various other assumptions that it believes are reasonable under the circumstances. Estimates and assumptions are reviewed on an on-going basis and the effects of revisions are reflected in the period in which they are deemed to be necessary. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

Cash equivalents, primarily money market accounts, are highly liquid investments with original maturities of three months or less. These investments are carried at cost, which approximates fair value.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

Long-Term Investments

At December 31, 2011 and 2010, the Company has a 25.1% equity investment in a privately held company located in the United Kingdom. The Company uses the equity method to record the results of this entity. The Company recognized investment income of $1.2 million, $0.8 million and $0.5 million during 2011, 2010 and 2009, respectively, which is included in other income (expense), net in the accompanying consolidated statements of operations. The Company’s net investment balance was $3.3 million and $2.2 million at December 31, 2011 and 2010, respectively, and is included in other assets in the accompanying consolidated balance sheets.

During the year ended December 31, 2010, the Company sold its remaining $13.0 million in par value of its auction rate securities valued at $10.4 million for $11.4 million in proceeds, which resulted in the recognition of realized gains of $1.0 million related to the sale of these securities. During the year ended December 31, 2009, the Company sold $19.3 million in par value of its auction rate securities valued at $14.6 million for $17.0 million in proceeds, which resulted in the recognition of realized gains of $2.4 million. The gains realized upon the sale of the auction rate securities are recorded in other income (expense), net in the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009. The Company determined the cost of the securities sold and the amounts reclassified out of accumulated other comprehensive income (loss) into earnings based on the specific identification method. During the years ended December 31, 2010 and 2009, the Company reclassified $0.6 million and $0.8 million, respectively, out of accumulated other comprehensive income (loss) into earnings related to the sale of the Company’s auction rate securities.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. The Company generally does not require collateral for trade accounts receivable. The Company maintains an allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s best estimate of the amount of probable credit losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance based on a variety of factors including the age of amounts outstanding relative to their contractual due date, specific customer factors, and other known risks and economic trends. Charges booked to the allowance for doubtful accounts are recorded as selling, general and administrative expenses, and are recorded in the period that the outstanding receivables are determined to be uncollectible. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

For the years ended December 31, 2011, 2010 and 2009, the allowance for doubtful accounts was as follows:

	2011	2010	2009
	(In thousands)
Balance at beginning of year	$696	$1,776	$1,687
Provision (benefit) charged to selling, general and administrative expense	20	(469)	561
Write-offs, net of recoveries of amounts previously reserved	(160)	(504)	(498)
Exchange rate changes	1	(107)	26

Balance at end of year	$557	$696	$1,776

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

Inventories

Inventories, which include materials and conversion costs, are stated at the lower of cost or market, using the first-in, first-out method. Market is defined as replacement cost for raw materials and net realizable value for other inventories. Demo inventory is recorded at the lower of cost or its net realizable value. The Company periodically reviews quantities of inventories on hand and compares these amounts to the expected use of each product. The Company records a charge to cost of goods sold for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement of inventories such as inbound freight charges, purchasing and receiving costs are capitalized in inventory on the balance sheet.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, adjusted for any impairment, less accumulated depreciation. The Company uses the straight-line method to calculate the depreciation of its fixed assets over their estimated useful lives. Estimated useful lives for buildings and improvements range from 3 to 30 years and for machinery and equipment from 1 to 13 years. Leasehold improvements are amortized over the lesser of their useful lives or lease terms, including any renewal period options that are reasonably assured of being exercised. Repairs and maintenance are expensed as incurred. Lease arrangements meeting the criteria of ASC 840-30 “Leases – Capital Leases” are capitalized based on the present value of future lease payments and generally depreciated over the term of the lease.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of the acquired net tangible and intangible assets. In connection with its acquisition of Excel Technologies, Inc. (“Excel”) in 2008, the Company acquired certain trade names that are classified as intangible assets with indefinite lives. Goodwill and indefinite-lived intangibles are not amortized but are assessed for impairment at least annually to ensure their current fair values exceed their carrying values.

The Company also has certain intangible assets that are amortized over their estimated useful lives. The Company’s most significant intangible assets are acquired technology, customer relationships, and trademarks and trade names. All definite-lived intangible assets are amortized over the periods in which their economic benefits are expected to be realized. The Company reviews the useful life assumptions, including the classification of certain intangible assets as ‘indefinite-lived’, on a periodic basis to determine if changes in circumstances warrant revisions to them.

The Company’s product lines generally correspond with its reporting units which is the level at which the Company evaluates its goodwill, intangible assets and other long-lived assets for impairment. All of the Company’s goodwill and intangible assets reside in the Precision Motion and Technologies and Laser Products segments.

Impairment Charges

Impairment analyses of goodwill and indefinite-lived intangible assets are conducted in accordance with ASC 350, “Intangibles—Goodwill and Other”. The Company tests its goodwill balances annually as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the test, the Company utilizes the two-step approach which requires a

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

comparison of the carrying value of each of the Company’s reporting units to the fair value of these reporting units. If the carrying value of a reporting unit exceeds its fair value, the Company calculates the implied fair value of the reporting unit’s goodwill and compares it to the goodwill’s carrying value. If the carrying value of the goodwill exceeds its implied fair value, an impairment charge is recorded for the difference.

The Company assesses indefinite-lived intangible assets for impairment on an annual basis as of the beginning of the second quarter, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The Company will also periodically reassess the continuing classification of these indefinite-lived intangible assets’ as indefinite-lived. The fair values of the Company’s indefinite-lived intangible assets are determined using the relief from royalty method, based on forecasted revenues. If the fair value of an intangible asset is less than its carrying value, an impairment charge is recorded to reflect the difference between the carrying value and the fair value of the impaired asset.

The carrying amounts of definite-lived long-lived assets are reviewed for impairment whenever changes in events or circumstances indicate that their carrying values may not be recoverable. The recoverability of carrying value is determined by comparison of the reporting unit’s carrying value to its future undiscounted cash flows. When this test indicates the potential for impairment, a fair value assessment is performed. Once an impairment is determined and measured, an impairment charge is recorded to reflect the difference between the carrying value and the fair value of the impaired asset.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, risk of loss has passed to the customer and collection of the resulting receivable is reasonably assured. Revenue recognition requires judgment and estimates, which may affect the amount and timing of revenue recognized in any given period.

On January 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-element arrangements by providing two significant changes. First, this guidance removes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and results in more elements being treated as separate units of accounting. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements” (“ASC 605-25”), for separating consideration in multiple-element arrangements. This guidance establishes a selling price hierarchy for determining the “selling price” of an element, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) management’s best estimate. Management’s best estimate for the Company was based on factors such as gross margin, volume discounts, new strategic customers, geography, customer class and competitive pressures. The second change modifies the manner in which the transaction consideration is allocated across the separately identified elements. Entities are no longer able to apply the residual method of allocation. Instead the arrangement consideration is required to be allocated at the inception of the arrangement to all elements using the relative selling price method. The relative selling price method uses the weighted average of the “selling price” and applies that to the contract value to establish the consideration for each element.

For transactions entered into prior to the adoption of ASU 2009-13, the Company follows the provisions of ASC 605-25 for all multiple-element arrangements. Under the guidance prior to ASU 2009-13, the Company assesses whether the elements specified in a multiple-element arrangement should be treated as separate units of

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

accounting for revenue recognition purposes and whether objective and reliable evidence of fair value exists for these separate units of accounting. The Company applies the residual method when objective and reliable evidence of fair value exists for all of the undelivered elements in a multiple-element arrangement. When objective and reliable evidence of fair value does not exist for all of the undelivered elements, the Company recognizes revenue under the multiple units shipped methodology, whereby revenue is recognized in each period based upon the lowest common percentage of the products shipped in the period. This approximates a proportional performance model of revenue recognition. This generally results in a partial deferral of revenue to a later reporting period. No revenue is recognized unless one or more units of each product have been delivered.

On January 1, 2011, the Company adopted the provisions of ASU 2009-14, “Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-14 changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance under ASU 2009-13. With the adoption of ASU 2009-14, the Company concluded that when there is software included in tangible products, it is essential to the functionality of the tangible product. It is therefore outside the scope of ASC 985-605, “Software Revenue Recognition” (“ASC 985-605”) as amended. Prior to the adoption of ASU 2009-14, although certain of the Company’s products contain operating and application software, the Company had determined the software element was incidental in accordance with ASC 985-605.

Semiconductor Systems transactions are generally multiple-element arrangements which may include hardware, software, installation, training, an initial standard warranty, and optional extended warranty arrangements. The Company generally designs, markets and sells these products as standard configurations. Typically, revenue is recorded at the time of shipment or acceptance, which is the same under pre and post-adoption of ASU 2009-13. Acceptance is generally required for sales of Semiconductor Systems segment products to Japanese customers and sales of “New Products”. New Products are considered by the Company, for purposes of revenue recognition determination, to be either (a) a product that is newly released to all customers, including a product which may have been existing previously, but which has been substantially upgraded with respect to its features or functionality; or (b) the sale of an existing product to a customer who has not previously purchased that product. The Company follows a set of predetermined criteria when changing the classification of a New Product to a standard configuration whereby acceptance criteria are considered to be demonstrated at the time of shipment.

The Laser Products and Precision Motion and Technologies segments have revenue transactions that are comprised of both single-element and multiple-element transactions. Multiple-element transactions may include two or more products and occasionally also contain installation, training or preventative maintenance plans. For multiple-element transactions entered into or materially modified after January 1, 2011, revenue is recognized under ASU 2009-13, generally upon shipment using the relative selling price method. For all other multiple-element transactions, revenue is generally recognized under the multiple units shipped methodology described previously. Single-element transactions are generally recognized upon shipment.

The Company’s Semiconductor Systems segment also sells spare parts and consumable items, which are not subject to acceptance criteria. For multiple-element transactions entered into or materially modified after January 1, 2011, revenue is recognized under ASU 2009-13, generally upon shipment using the relative selling price method. For all other multiple-element transactions, revenue is generally recognized under the multiple units shipped methodology described previously. Single-element transactions are generally recognized upon shipment.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

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

The Company generally provides warranties for its products. The standard warranty period is typically 12 to 24 months. The initial standard warranty for product sales is accounted for under the provisions of ASC 450, “Contingencies”, as the Company has the ability to ascertain the likelihood of the liability, and can estimate the amount of the liability. A provision for the estimated cost related to warranty is recorded to cost of goods sold at the time revenue is recognized. The Company’s estimate of costs to service the warranty obligations are based on historical experience and expectations of future conditions. To the extent the Company experiences increased warranty claims or increased costs associated with servicing those claims, revisions to the estimated warranty liability are recorded at that time.

The Company also sells optional extended warranty services and preventative maintenance contracts to customers. The Company accounts for these agreements in accordance with provisions of ASC 605-20-25-3, “Separately Priced Extended Warranty and Product Maintenance Contracts”, under which it recognizes the separately priced extended warranty and preventative maintenance fees over the associated period.

The Company, at the request of its customers, may at times perform professional services for its customers, generally for the maintenance and repairs of products previously sold to those customers. These services are usually in the form of time and materials based contracts which are short in duration. Revenue for time and material services is recorded at the completion of services requested under a customer’s purchase order. Customers may, at times subsequent to the initial product sale, purchase a service contract whereby services, including preventative maintenance plans, are provided over a defined period, generally one year. Revenue for such service contracts are recorded ratably over the period of the contract.

The Company typically negotiates trade discounts and agreed terms in advance of order acceptance and records any such items as a reduction of revenue. The Company’s revenue recognition policy allows for revenue to be recognized under arrangements where the payment terms are 180 days or less, presuming all other revenue recognition criteria have been met. From time to time, based on the Company’s review of customer creditworthiness and other factors, the Company may provide its customers with payment terms that exceed 180 days. To the extent all other revenue recognition criteria have been met, the Company recognizes revenue for these extended payment arrangements when the cash is received.

The Company has deferred revenue of $6.1 million and $15.4 million as of December 31, 2011 and 2010, respectively. The deferred revenue balance is primarily comprised of: (a) pre ASU 2009-13 multiple-element arrangements, delivered over multiple periods, whereby there is no fair value for one or more of the undelivered element(s); and (b) arrangements where acceptance has not been received. The balance sheet classification of deferred revenue and deferred cost of goods sold is based on the Company’s expectations with respect to when the revenue will be recognized, based on facts known to the Company as of the date its financial statements.

The Company has certain pre ASU 2009-13 multiple-element arrangements outstanding, delivered over multiple periods, in which the Company recognized $31.5 million in revenue for the year ended December 31, 2011. Such arrangements will continue to be accounted for under the prior accounting standards until they are completed. As of December 31, 2011 and 2010, the Company has $0.3 million and $8.9 million, respectively, in

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

deferred revenue related to these arrangements. For multiple-element arrangements, delivered over multiple periods, which were entered into after the adoption of ASU 2009-13, the Company recognized $45.6 million in revenue for the year ended December 31, 2011, with no deferrals related to the adoption of ASU 2009-13 as of December 31, 2011.

Deferred Cost of Goods Sold

The Company defers the corresponding costs associated with the deferred revenue. These deferred costs have been recorded as deferred cost of goods sold in the accompanying consolidated balance sheets and are recorded in the consolidated statements of operations as cost of goods sold when the related revenue is recognized.

Research and Development and Engineering Costs

Internal costs relating to research and development and engineering costs incurred for new products and enhancements to existing products are expensed as incurred.

Share-Based Compensation

The Company records the expense associated with share-based compensation awards to employees based on the fair value of awards as of the grant date. Such expenses are recognized in the consolidated statements of operations ratably over the vesting period of the award, net of estimated forfeitures.

Shipping & Handling Costs

Shipping and handling costs are recorded in cost of goods sold.

Advertising Costs

Advertising costs are expensed to selling, general and administrative expense as incurred. Advertising expenses were $0.6 million in 2011, 2010 and 2009, respectively.

Restructuring, Restatement Related Costs and Other Charges

In accounting for its restructuring activities, the Company follows the provisions of ASC 420, “Exit or Disposal Cost Obligations”. The Company makes assumptions related to the amounts of employee severance benefits and related costs, the time period over which facilities will remain vacant, useful lives and residual value of long-lived assets, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation is recognized. These estimates are reviewed and revised as facts and circumstances dictate.

The costs incurred related to third parties, including auditors, attorneys, forensic accountants, and other advisors for services performed in connection with the restatement of the Company’s previously issued financial statements as reported in its Annual Report on Form 10-K for the year ended December 31, 2008 and its Quarterly Report on Form 10-Q for the quarter ended September 26, 2008, including the United States Securities and Exchange Commission (“SEC”) investigation and certain shareholder actions, have been included within the Company’s restructuring, restatement related costs and other in the accompanying consolidated statements of operations.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

In December 2011, the Company early adopted the provisions of ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 addresses the presentation of comprehensive income (loss) in consolidated financial statements and footnotes. The adoption impacts presentation only and had no effect on the Company’s financial condition, results of operations or cash flows. The Company did not adopt the provisions of the reclassification requirements, which were deferred by ASU 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” in December 2011. The adoption required the Company to present the components of other comprehensive income either in a continuous statement or two separate but consecutive statements. The Company elected to retroactively present two separate statements—the “Consolidated Statements of Operations” and the “Consolidated Statements of Comprehensive Income (Loss)”.

In addition, as permitted by ASU 2011-05, the Company also retroactively adjusted the Consolidated Statements of Stockholders’ Equity to summarize the total net components of other comprehensive income (loss) and included a reconciliation of the changes in accumulated other comprehensive income (loss) as presented below (in thousands):

	Total accumulated other comprehensive income (loss)	Foreign currency translation adjustments	Unrealized gain on investments and reclassifications(1)	Pension liability(2)
Balance at December 31, 2008	$(4,236)	$(839)	$80	$(3,477)
Other comprehensive income (loss)	806	2,706	488	(2,388)

Balance at December 31, 2009	(3,430)	1,867	568	(5,865)
Other comprehensive income (loss)	1	701	(568)	(132)

Balance at December 31, 2010	(3,429)	2,568	—	(5,997)
Other comprehensive income (loss)	(1,595)	241	—	(1,836)

Balance at December 31, 2011	$(5,024)	$2,809	$—	$(7,833)

(1)	During the year ended December 31, 2010 and 2009, the Company reclassified $0.6 million and $0.9 million, respectively out of accumulated other comprehensive loss into net loss. The tax effects on the components of comprehensive income (loss) were nominal for all periods presented.
(2)	During the years ended December 31, 2011, 2010 and 2009, the Company reclassified $0.3 million, $0.3 million and $0.2 million, respectively, out of accumulated other comprehensive loss into net income (loss). The tax effects on the components of comprehensive income (loss) were nominal for all periods presented.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For diluted net income (loss) per common share, the denominator also includes any dilutive effect of outstanding stock options, restricted stock awards, restricted stock units and warrants determined using the treasury stock method. Potentially dilutive securities are excluded from the diluted earnings per share computation to the extent they are anti-dilutive. Weighted average shares are computed as follows (in thousands):

	2011	2010	2009
Weighted average common shares outstanding—basic	33,481	23,703	15,916
Dilutive potential common shares(1)	108	—	—

Weighted average common shares outstanding—diluted	33,589	23,703	15,916

Excluded from diluted common shares calculation—weighted average shares represented by stock options, restricted stock awards, restricted stock units and warrants that are anti-dilutive	132	183	267

(1)	Due to the Company’s net loss position for the years ended December 31, 2010 and 2009, all potentially dilutive shares are excluded as their effect would have been anti-dilutive.

Discontinued Operations

During 2008, the Company completed the sale of its U.S. Optics Business. During 2009, the Company recorded an additional charge of $0.1 million to discontinued operations related to an insurance premium adjustment.

Accounting for Income Taxes

The asset and liability method is used to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that it is more likely than not that such benefits will be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that some or all of the related tax benefits will not be realized in the future.

The majority of the Company’s business activities are conducted through its subsidiaries outside of Canada. Earnings from these subsidiaries are generally indefinitely reinvested in the local businesses. Further, local laws and regulations may also restrict certain subsidiaries from paying dividends to their parents. As such, the Company does not accrue income taxes for the repatriation of such earnings in accordance with ASC 740, “Income Taxes.” To the extent that there are excess accumulated earnings that the Company intends to repatriate from any such subsidiaries, the Company recognizes deferred tax liabilities on such foreign earnings.

Judgment is required in determining the Company’s worldwide income tax provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate outcome is uncertain. Although the Company believes its estimates are reasonable, no assurance can be given that the final outcome of

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

these matters will not be different from that which is reflected in its historical income tax provisions and accruals. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which such determination is made.

Recent Accounting Pronouncements

Fair Value Measurements

In May 2011, the Financial Accounting Standards Board (the “FASB”) amended ASC 820, “Fair Value Measurement” (“ASC 820”). This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements.

Goodwill Impairment

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment (the revised standard)”. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This qualitative assessment includes assessing factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the events or circumstances, a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this amendment will not have a material impact on the Company’s consolidated financial statements.

4. Fair Value Measurements

ASC 820 establishes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1: Quoted prices for identical assets or liabilities in active markets which the Company can access.

•	Level 2: Observable inputs other than those described in Level 1.

•	Level 3: Unobservable inputs.

Cash equivalents are money market accounts, which represent the only asset the Company measures at fair value on a recurring basis. Cash equivalents of $4.1 million and $7.8 million as of December 31, 2011 and 2010, respectively, are classified as Level 1 in the fair value hierarchy because they are valued at quoted prices in active markets. The fair values of cash, accounts receivable, income taxes receivable, accounts payable, income taxes payable, accrued compensation and benefits, and other accrued expenses, approximate their carrying values because of their short-term nature.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

The Company sold all of its remaining auction rate securities held during the year ended December 31, 2010. The auction rate securities were previously included in Level 3 as of December 31, 2009. The following table summarizes the activity for the year ended December 31, 2010 with respect to the auction rate securities, where fair value was determined by Level 3 inputs (in thousands):

Balance at December 31, 2009	$11,272
Sales	(11,408)
Gross realized gains, included in other income (expense), net	988
Reclassifications out of accumulated other comprehensive income (loss)	(852)

Balance at December 31, 2010	$—

The Company also applies the guidance in ASC 820 related to all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities.

As a result of the impairment review of goodwill and intangible assets conducted due to the Company’s filing for Chapter 11 bankruptcy protection, the Company identified certain assets as impaired and as of December 31, 2009 classified these assets as measured at fair value on a nonrecurring basis as follows (in thousands):

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains (Losses)
Goodwill	$—	$—	$—	$—	$(485)
Intangible assets	—	—	—	—	(560)

Total	$—	$—	$—	$—	$(1,045)

The fair values reflected above represents only those assets for which an impairment loss was recognized during the year ended December 31, 2009. The goodwill and intangible assets were classified as Level 3. The goodwill was initially valued based on the excess of the purchase price of the associated business combination over the fair value of the acquired tangible and intangible net assets and the intangible assets were initially valued at fair value. When identified as impaired, the goodwill and intangible assets were revalued at estimated fair value, which was zero as of December 31, 2009. The Company used unobservable inputs such as the estimated future cash flows associated to the reporting unit and respective intangible asset to determine the associated fair value.

See Note 7 to Consolidated Financial Statements for discussion of the estimated fair value of the Company’s debt, Note 9 for discussion of the estimated fair value of the Company’s pension plan assets and Note 11 for discussion of the fair value of the Company’s restructuring estimates.

5. Goodwill, Intangible Assets and Impairment Charges

Goodwill

There were no changes in the carrying amount of goodwill during the years ended December 31, 2011 and 2010. The Company modified its operating and reporting segments in April 2011 into three reportable segments: Laser Products, Precision Motion and Technologies and Semiconductor Systems. The prior period goodwill

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

information stated herein has been restated to conform to the new segment presentation. The carrying amount of goodwill during the years ended December 31, 2011 and 2010, by reportable segment, is as follows (in thousands):

	Laser Products	Precision Motion and Technologies	Total
Goodwill	$67,926	$108,306	$176,232
Accumulated impairment of goodwill	(54,099)	(77,555)	(131,654)

	$13,827	$30,751	$44,578

Intangible Assets

Intangible assets as of December 31, 2011 and 2010, respectively, are summarized as follows (in thousands):

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technologies	$61,279	$(47,350)	$13,929	4.8
Customer relationships	33,115	(16,514)	16,601	7.5
Customer backlog	2,355	(2,355)	—	—
Non-compete agreements	4,870	(4,870)	—	—
Trademarks, trade names and other	5,692	(3,452)	2,240	7.2

Amortizable intangible assets	107,311	(74,541)	32,770	6.3

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Total	$120,338	$(74,541)	$45,797

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technologies	$61,298	$(43,546)	$17,752	5.5
Customer relationships	33,121	(14,183)	18,938	8.4
Customer backlog	2,355	(2,355)	—	—
Non-compete agreements	4,870	(4,001)	869	0.7
Trademarks, trade names and other	5,696	(3,143)	2,553	8.2

Amortizable intangible assets	107,340	(67,228)	40,112	6.9

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Total	$120,367	$(67,228)	$53,139

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

All definite-lived intangible assets are amortized on a straight-line basis over their remaining life. Amortization expense for customer relationships, customer backlog, non-compete agreements and definite-lived trademarks, trade names and other is included in operating expenses in the accompanying consolidated statements of operations and was $3.5 million, $4.4 million and $5.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense for patents and acquired technologies is included in cost of goods sold in the accompanying consolidated statements of operations and was $3.9 million for each of the years ended December 31, 2011, 2010 and 2009.

Estimated amortization expense for each of the five succeeding years and thereafter as of December 31, 2011, is as follows (in thousands):

Year Ending December 31,	Cost of Goods Sold	Operating Expenses	Total
2012	$3,165	$2,647	$5,812
2013	3,165	2,647	5,812
2014	3,165	2,561	5,726
2015	2,066	2,391	4,457
2016	1,184	2,391	3,575
Thereafter	1,184	6,204	7,388

Total	$13,929	$18,841	$32,770

Impairment Charges

The Company did not have any goodwill or indefinite-lived intangible asset impairment during the years ended December 31, 2011 and 2010. During 2009, the Company recognized an impairment of goodwill and the definite-lived customer relationship intangible asset. These assets were impaired by approximately $0.5 million and $0.6 million, respectively. A total of $0.2 million and $0.3 million of the total goodwill impairment related to the Laser Products and Precision Motion and Technologies segments, respectively.

6. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of December 31, 2011 and 2010:

Inventories

	December 31,
	2011	2010
	(In thousands)
Raw materials	$34,131	$37,315
Work-in-process	18,506	16,613
Finished goods	11,048	10,261
Demo inventory	1,431	1,249
Consigned inventory	694	1,283

Total inventories	$65,810	$66,721

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

Property, Plant and Equipment, net

	December 31,
	2011	2010
	(In thousands)
Cost:
Land, buildings and improvements	$46,469	$48,545
Machinery and equipment	56,685	52,193

Total cost	103,154	100,738
Accumulated depreciation	(59,743)	(55,336)

Net property, plant and equipment	$43,411	$45,402

In 2011, the Company capitalized $2.2 million of assets which met the capital lease criteria of ASC 840-30 “Leases—Capital Lease”. The assets acquired under the capital lease are included in machinery and equipment. Depreciation expense, including amortization of demo units and the capital lease, was $7.9 million, $7.4 million and $7.7 million for 2011, 2010 and 2009, respectively. Accumulated amortization related to the capital lease totaled $0.1 million as of December 31, 2011.

Prepaid Expenses and Other Current Assets

	December 31,
	2011	2010
	(In thousands)
Prepaid expenses	$4,694	$4,803
Other current assets	1,275	777

Total	$5,969	$5,580

Other Accrued Expenses

	December 31,
	2011	2010
	(In thousands)
Accrued warranty	$3,506	$3,977
Customer deposits	3,630	1,241
Other	8,933	9,499

Total	$16,069	$14,717

Accrued Warranty

	December 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$3,977	$3,140
Provision charged to cost of goods sold	3,250	4,359
Use of provision	(3,718)	(3,492)
Foreign currency exchange rate changes	(3)	(30)

Balance at end of period	$3,506	$3,977

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

7. Debt

Debt consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Senior Credit Facility—term loan	$10,000	$—

Total short-term debt	$10,000	$—

Senior Credit Facility—term loan	$30,000	$—
Senior Credit Facility—revolving credit facility	28,000	—
12.25% Senior Secured PIK Election Notes	—	107,575

Total long-term debt	$58,000	$107,575

Senior Credit Facility

On October 19, 2011, GSI US consummated the refinancing of all $73.1 million in aggregate principal amount of its outstanding 2014 Notes through the proceeds from a new $80.0 million senior secured credit agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Silicon Valley Bank, as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, and HSBC Bank USA N.A. and the other lenders from time to time party thereto. The Credit Agreement provides for a $40.0 million, 4-year, term loan facility due in quarterly installments of $2.5 million beginning in January 2012 and a $40.0 million, 4-year, revolving credit facility (collectively the “Senior Credit Facility”) that matures in 2015. The Credit Agreement also provides for an additional uncommitted $25.0 million incremental facility, subject to the satisfaction of certain customary covenants. The weighted average interest rate and interest rate for the term loan was 3.31% and 3.17%, respectively, at December 31, 2011. The interest rate on the revolving credit facility was 3.30% at December 31, 2011. We are required to pay a commitment fee on unused commitments ranging between 0.3% and 0.5% annually, based on the Company’s leverage ratio, as defined in the Credit Agreement. As of December 31, 2011, $12.0 million was available for borrowing on the revolving credit facility.

Outstanding borrowings under the Senior Credit Facility initially bore interest at a rate per annum equal to Prime plus 175 basis points. Upon the execution of a conversion notice in October 2011, outstanding borrowings under the Senior Credit Facility now bears interest at a rate per annum equal to LIBOR plus initial spread of 275 basis points through March 31, 2012, subject to adjustment thereafter based on the Company’s consolidated leverage ratio, payable in arrears on the last day of the applicable interest period but in no event less frequently than every three months. In addition, availability under the revolving credit facility will be subject to customary borrowing base limitations. In particular, amounts outstanding under the revolving credit facility may not exceed the borrowing base, an amount determined with reference to eligible inventory, eligible receivables and eligible cash. The borrowing base is also subject to customary reserves that may be set from time to time by the Administrative Agent under the Senior Credit Facility.

The Credit Agreement contains various customary representations, warranties and covenants applicable to the Company and its subsidiaries, including, without limitation, (i) covenants regarding maximum leverage ratio, minimum EBITDA (as defined in the Credit Agreement), and minimum fixed charge coverage ratio; (ii) limitations on dividend payments and stock repurchases; (iii) limitations on fundamental changes involving

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

the Company or its subsidiaries; (iv) limitations on the disposition of assets and; (v) limitations on indebtedness, investments, restricted payments and liens. In addition, the minimum EBITDA covenant and the borrowing base are in effect until December 31, 2012, subject to satisfaction of specific financial criteria. We are in compliance with these covenants as of December 31, 2011.

The obligations of GSI US under the Senior Credit Facility are secured on a senior basis by a lien on substantially all of the assets of the Company and its material United States (“U.S.”) and United Kingdom (“U.K.”) subsidiaries and guaranteed by the Company and its material U.S. and U.K. subsidiaries, as discussed below. The Credit Agreement also contains customary events of default.

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

Interest expense on the Senior Credit Facility for the year ended December 31, 2011 was $0.5 million.

Guarantees

Each Guarantor, as defined in the Credit Agreement establishing the Senior Credit Facility, jointly and severally, unconditionally guarantees the due and punctual payment of the principal, interest and fees on the Senior Credit Facility, when due and payable, whether at maturity, by required prepayment, by acceleration or otherwise. In addition, guarantors guarantee the due and punctual payment, fees and interest on the overdue principal of the Senior Credit Facility and the due and punctual performance of all obligations of the Company in accordance with the terms of the Credit Agreement. Furthermore, each Guarantor, jointly and severally, unconditionally guarantees that in the event of any extension, renewal, amendment, refinancing or modification of any of the Senior Credit Facility or any of such other Obligations, as defined in the Credit Agreement, amounts due will be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, at stated maturity, by acceleration or otherwise.

The obligations of each Guarantor are limited to the maximum amount as will, after giving effect to all other contingent and fixed liabilities of such Guarantor and after giving effect to any collections from or payments made by or on behalf of any other Guarantor in respect of the obligations of the Company or such other Guarantor under its Guarantee, as defined in the Credit Agreement, or pursuant to its contribution obligations under the Credit Facility, result in the obligations of the Company or such Guarantor under its Guarantee not

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

constituting a fraudulent conveyance or fraudulent transfer under federal or state law. Each Guarantor that makes a payment or distribution under a Guarantee is entitled to a contribution from each other Guarantor of its Pro Rata Share, as defined in the Credit Agreement, based on the adjusted net assets of each Guarantor. The Guarantees will continue to be effective or be reinstated, as the case may be, if at any time any payment of any of the obligations of the Guarantors is rescinded or must otherwise be returned upon the insolvency, bankruptcy or reorganization of the Company, a Guarantor or otherwise, all as though such payment had not been made.

Each Guarantor may be released from its obligations under its respective Guarantee and its obligations under the Credit Agreement upon the occurrence of certain events, including, but not limited to: (i) the Guarantor ceases to be a Subsidiary, as defined in the Credit Agreement and (ii) payment in full of the principal, accrued and unpaid interest on the Senior Credit Facility, and all other Obligations.

As of December 31, 2011, the maximum potential amount of future payments the Guarantors could be required to make under the Guarantee is the principal amount of the Senior Credit Facility plus all unpaid but accrued interest thereon. However, as of December 31, 2011, the Guarantors are not expected to be required to perform under the Guarantee.

Mortgages

In connection with the Agreement and as required thereby, Quantronix Corporation (“Quantronix”), Synrad, Inc. (“Synrad”) and Control Laser Corporation (“Control Laser”), each a subsidiary of the Company, entered into an Open-End Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of October 19, 2011, in favor of or for the benefit of the Trustee, wherein Quantronix, Synrad and Control Laser mortgaged, granted, bargained, assigned, sold and conveyed their respective interest in the property located in East Setauket, New York; Mukilteo, Washington; and Orlando, Florida, respectively, to secure (a) the payment of all of the obligations of the Borrower and the Guarantors under the Credit Agreement, the respective mortgages and the other Security Documents (as defined in the respective mortgage), and (b) the performance of all terms, covenants, conditions, provisions, agreements and liabilities contained in the Credit Agreement, the respective mortgage and the other Security Documents.

Loss on Extinguishment of Debt

Upon the early redemption of the Company’s 2014 Notes in 2011, the Company recorded non-cash charges of $1.1 million, to write off the unamortized deferred financing costs included in other assets. The $1.1 million loss on the early extinguishment of debt is included in interest expense in the accompanying consolidated statements of operations for the year ended December 31, 2011.

Deferred Financing Costs

In connection with the execution of the Senior Credit Facility, the Company capitalized $3.0 million in deferred financing costs. The Company allocated these costs evenly between the two debt facilities and amortizes the costs using the effective interest method for the term loan facility (which requires quarterly principal repayments) and on a straight-line basis for the revolving credit facility, which is due at maturity in 2015. Non-cash interest expense related to the amortization of the deferred financing costs under the Senior Credit Facility for the year ended December 31, 2011 was $0.2 million. Unamortized deferred financing costs totaled $2.8 million, of which $0.3 million is included in prepaid expenses and other current assets and $2.5 million is included in other assets in the accompanying consolidated balance sheet as of December 31, 2011.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

12.25% Senior Secured PIK Election Notes

On July 23, 2010 (“the Effective Date”), GSI US issued $107.0 million in aggregate principal amount of Notes (“2014 Notes”). In 2011, the 2014 notes were extinguished. On August 17, 2011, GSI US optionally redeemed $35.0 million in aggregate principal amount (constituting 32% of the $108.1 million in aggregate principal amount) of its outstanding 2014 Notes, including PIK notes, in accordance with the terms of the 2014 Indenture, at the redemption price of 100% of the principal amount of such 2014 Notes, plus accrued and unpaid interest thereon, if any, to, but not including, August 17, 2011, the redemption date. The redemption was financed from a portion of the available cash and cash equivalents of the Company and its subsidiaries. The remaining 2014 Notes were extinguished in October 2011 as part of the debt refinancing.

Interest accrued on the 2014 Notes at a rate of 12.25% per year, commencing on August 15, 2010. GSI US had the option to elect to pay the interest in cash, or, under certain conditions, by increasing the principal amount of the 2014 Notes or issuing additional notes on the same terms and conditions as the existing 2014 Notes (“PIK”). Furthermore, until the Company became current in its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and until the Company’s common shares were listed on an Eligible Market (as defined in the Indenture), the rate of interest under the 2014 Notes was increased by an additional 2% per annum, payable by PIK beginning after August 15, 2010. Interest PIK notes issued and PIK payments in lieu of cash payments accrue interest at a rate of 13% per annum. The Company became current in its reporting obligations under the Exchange Act on December 13, 2010 with the filing of its Form 10-Q for the quarter ended October 1, 2010. On February 14, 2011, the Company’s common shares were listed on The NASDAQ Global Select Market under the trading symbol “GSIG”. Accordingly, as of February 14, 2011, the 2% per annum additional interest penalty ceased.

Interest expense on the 2014 Notes for the years ended December 31, 2011 and 2010 was $10.9 million and $6.6 million, respectively. This includes PIK interest of $0.3 million and $0.8 million in 2011 and 2010, respectively. The PIK interest relates to the additional 2% assessment per annum as described above. As of December 31, 2010, accrued interest on the 2014 Notes totaled $1.9 million, of which $1.6 million is classified as other accrued expenses and $0.3 million (PIK) is classified as other liabilities in the accompanying consolidated balance sheet as of December 31, 2010. PIK notes totaling $0.5 million were issued in 2011 and 2010 and were classified as debt in the consolidated balance sheet. There was no accrued interest or additional PIK notes issued in 2011 as a result of the refinancing of the 2014 notes as described above.

In connection with the issuance of the 2014 Notes, the Company capitalized $1.6 million in deferred financing costs which were included in other assets in the accompanying consolidated balance sheet as of December 31, 2010. These deferred financing costs were being amortized to interest expense on a straight-line basis over the four year contractual term of the 2014 Notes based on the principal balance outstanding. Non-cash interest expense related to the amortization of the deferred financing costs for the years ended December 31, 2011 and 2010 was $0.3 million and $0.2 million, respectively. The Company wrote off the remaining $1.1 million of unamortized deferred financing costs during the year ended December 31, 2011 in connection with the extinguishment of the 2014 Notes.

2008 Senior Notes

On August 20, 2008 (the “Closing Date”), the Company issued $210.0 million of 11% unsecured senior notes due 2013 pursuant to the terms of an indenture (the “2008 Senior Note Indenture”), along with detachable warrants (the “Warrants”) for the purchase of 1,960,840 of the Company’s common shares, for collective net proceeds to the Company of $203.5 million. The proceeds were used to fund a portion of the Company’s

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

acquisition of Excel, and the 2008 Senior Notes carried a fixed interest rate of 11.0%. The Warrants were net exercised by the holders in October 2008, in exchange for 1,952,832 common shares of the Company. The Company ascribed a fair value to the Warrants in the amount of $26.3 million as of the Closing Date and recognized this amount as debt discount that was being amortized over the term of the 2008 Senior Notes. The fair value was based upon the Black-Scholes option pricing model, assuming a risk-free interest rate of 3.0%, an expected term of 5.0 years, a volatility rate of 85.0% and a 0.0% dividend yield. In addition, the Company incurred $6.5 million in issuance fees.

In accordance with the reclassification of the 2008 Senior Notes after the November 20, 2009 bankruptcy filing to liabilities subject to compromise, the Company recorded write-offs related to the remaining unamortized portion of the discount attributable to the Warrants and deferred debt financing costs in order to record the 2008 Senior Notes at the expected amount of the allowed claims. On November 20, 2009, the aggregate amount of the write-off related to the remaining unamortized portion of the discount attributable to the Warrants totaled $21.4 million, while the write-off related to the remaining unamortized portion of the deferred debt financing costs totaled $4.9 million. Both the write-off related to the remaining unamortized portion of the debt discount attributable to the Warrants and the write-off related to the deferred debt financing costs were recorded as reorganization items during the year ended December 31, 2009. For the years ended December 31, 2010 and 2009, the total amount recorded to interest expense related to the 2008 Senior Notes, including accretion of the debt discount attributable to the Warrants and amortization of the debt issuance costs, was $13.1 million and $27.7 million, respectively, with no comparable amount in 2011.

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

Pursuant to the Final Chapter 11 Plan, on July 23, 2010 upon emergence from bankruptcy, $74.9 million of the 2008 Senior Notes were repaid in cash, $28.1 million were exchanged for approximately 5.2 million common shares, and the remaining $107.0 million were cancelled and replaced by the 2014 Notes. In addition, the Company paid $21.7 million of accrued interest on the Effective Date, of which $6.0 million had been classified as a liability subject to compromise as of December 31, 2009 and $15.7 million had accrued from November 20, 2009 to July 23, 2010.

Fair Value of Debt

As of December 31, 2011, the outstanding balance of the Company’s term loan and revolving credit facility of $68.0 million approximated fair value based on current rates available to the Company for debt of the same maturity.

As of December 31, 2010, the estimated fair value of the Company’s 2014 Notes approximated $113.4 million based on quoted market prices for comparable issues.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

8. Share-Based Compensation

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

Equity Compensation Plans

As of December 31, 2011, the Company has one active equity compensation plan under which it may grant share-based compensation awards to employees, consultants and directors. The Company has another plan under which there are awards outstanding, but under which no further awards may be made as such plan was cancelled upon the Company’s emergence from bankruptcy on July 23, 2010.

2010 Incentive Award Plan

The Company’s shareholders approved the Company’s 2010 Incentive Award Plan (the “2010 Incentive Plan”) in November 2010. The 2010 Incentive Plan had previously been approved and adopted by the Company’s Board of Directors on October 13, 2010, subject to the approval of the Company’s shareholders. Pursuant to the Final Chapter 11 Plan, the Company’s previous equity incentive plans were cancelled upon the Company’s emergence from bankruptcy on July 23, 2010. The Final Chapter 11 Plan required the Company to establish and implement a new management incentive plan under which shares in an amount not to exceed 8% of the fully-diluted common stock will be reserved for issuance thereunder. The maximum number of shares which can be issued pursuant to the 2010 Incentive Plan is 2,898,613, subject to adjustment as set forth in the 2010 Incentive Plan. The 2010 Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock, deferred stock units, dividend equivalents, performance awards and stock payments (collectively referred to as “Awards”) to employees, consultants and directors. The 2010 Incentive Plan provides for specific limits on the number of shares that may be subject to different types of Awards and the amount of cash that can be paid with respect to different types of Awards. The 2010 Incentive Plan will expire and no further Awards may be granted after October 13, 2020, the tenth anniversary of its approval by the Company’s Board of Directors. As of December 31, 2011, there are 1,996,159 shares available for future issuance under the 2010 Incentive Plan.

Restricted stock units represent the right to receive common shares or the fair market value of such shares in cash as determined by the administrator of the plan at a specified date in the future, subject to forfeiture of such right. The purchase price for restricted stock units will be determined by the administrator of the plan on an award-by-award basis. Deferred stock units entitle the recipient thereof to receive one share of common stock on the date such deferred stock unit becomes vested and other conditions are removed or expire, if applicable or upon a specified settlement date thereafter. Deferred stock units are typically awarded without payment of consideration. Generally, options and stock appreciation rights granted will have an exercise price of not less than 100% of the fair market value of the Company’s common stock on the date granted and will have a contractual term of not more than ten years from the date granted. Additionally, options can be exercisable in whole or in part, with the exception of fractional shares, and potentially subject to a minimum number of shares as may be determined by the administrator of the plan. The option exercise price may be paid in cash, shares of common stock which have been held by the option broker, through a broker-assisted cashless exercise, or such

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

other methods as the administrator of the plan may accept from time to time. The administrator of the plan may, in some cases, have the right to substitute stock appreciation rights for options granted under the 2010 Incentive Plan at any time prior to or upon exercise of options.

Shares subject to Awards that have expired, been forfeited or settled in cash, or repurchased by the Company at the same price paid by the awardee may be added back to the number of shares available for grant under the 2010 Incentive Plan and may be granted as new Awards. Shares that are used to pay the exercise price for an option, shares withheld to pay taxes, shares subject to a stock appreciation right that are not issued in connection with the stock settlement of the stock appreciation right on exercise thereof, and shares purchased on the open market with the cash proceeds from the exercise of options will be cancelled and will not be added back to the number of shares available for grant under the 2010 Incentive Plan. Shares issued to satisfy Awards under the 2010 Incentive Plan may be previously authorized but unissued shares or shares bought on the open market or otherwise.

The table below summarizes activities relating to restricted stock units issued and outstanding under the 2010 Incentive Plan during the year ended December 31, 2011:

	Restricted Stock Units (In thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period in Years	Aggregate Intrinsic Value(1) (In thousands)
Unvested at December 31, 2010	333	$9.87
Granted	537	11.36
Vested	(119)	9.90
Forfeited	(10)	10.30

Unvested at December 31, 2011	741	$10.94	1.35 years	$7,584

Expected to vest as of December 31, 2011	736	$10.94	1.35 years	$7,529

(1)	The aggregate intrinsic value is calculated based on the fair value of $10.23 per share of the Company’s common stock on December 31, 2011 due to the fact that the restricted stock units carry a $0 purchase price.

The total fair value of restricted stock units that vested in 2011, based on the market price of the underlying stock on the day of vesting, was $1.2 million. No restricted stock units vested in 2010 or 2009.

2006 Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan provided for the sale or grant of various awards of, or the value of, the Company’s common shares, including stock options, stock appreciation rights, restricted stock and performance shares and units, performance-based awards, and stock grants, to officers, directors, employees and certain consultants of the Company. The Plan was cancelled upon the Company’s emergence from bankruptcy. Accordingly, no shares remain available for future issuance under this plan.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

The table below summarizes activity relating to restricted stock awards issued and outstanding under the 2006 Equity Incentive Plan during the year ended December 31, 2011:

	Restricted Stock Awards (In thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2010	31	$11.36
Granted	—	—
Vested	(18)	$15.51
Forfeited	(6)	$8.12

Nonvested restricted stock at December 31, 2011	7	$3.91

The total fair value of restricted stock awards that vested in 2011, 2010 and 2009, based on the market price of the underlying stock on the day of vesting, was $0.2 million, $1.0 million and $0.2 million, respectively.

Other Issuances

On September 2, 2010, the Company granted 83,337 deferred stock units to the members of its Board of Directors at a weighted average grant date fair value of $6.66 per share. The deferred stock units were issued pursuant to standalone award agreements that are independent of an equity incentive plan. These transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such act as transactions not involving a public offering. Each deferred stock unit represents the right to receive one common share of the Company on the date of termination of the holder’s service with the Company’s Board of Directors. The deferred stock units were fully vested and nonforfeitable on the date of grant. Accordingly, the associated compensation expense was recognized in full on the date of grant. The Company recognized approximately $0.6 million of compensation expense related to the deferred stock units during the year ended December 31, 2010 based on the grant date fair value of $6.66 per share. The grant date fair value was determined based on the closing market price of the Company’s common stock on the date of grant. The expense associated with the Company’s deferred stock units is reported within selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2010.

Share-Based Compensation Expense

The Company recognized share-based compensation expense totaling $3.3 million, $1.9 million and $2.1 million during the years ended December 31, 2011, 2010 and 2009, respectively. Stock compensation expense is primarily included in selling, general, and administrative expense in the Company’s consolidated statements of operations and as an increase to additional paid-in capital on the Company’s consolidated balance sheets. As the awards granted during 2011, 2010 and 2009 are issuable to the holder, typically subject to vesting provisions, with no consideration payable by the holder, the grant date fair value per share is based on the quoted price of the Company’s common stock on the date of the grant and is generally the basis for which compensation expense is recognized. The restricted stock and restricted stock unit awards have generally been issued with a three-year vesting period and vest based solely on service conditions. Accordingly, the Company recognizes compensation expense on a straight-line basis over the requisite service period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on anticipated forfeitures and actual experience.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

The expense recorded during each of the years ended December 31, 2011 and 2010 also includes $0.6 million related to deferred stock units granted to the members of the Company’s Board of Directors, including 42,536 deferred stock units granted in 2011 pursuant to the Company’s 2010 Incentive Plan and 83,337 deferred stock units granted in 2010 pursuant to standalone award agreements that are independent of an equity incentive plan. The expense associated with the respective deferred stock units was recognized in full on the respective date of grant, as the deferred stock units were fully vested and nonforfeitable on the date of grant. Additionally, during the years ended December 31, 2011 and 2010, the Company recognized approximately $0.1 million and $0.4 million, respectively, of compensation expense upon the acceleration of vesting of all outstanding but unvested restricted stock awards or units that had been previously granted to certain of the Company’s former executives as of the respective effective dates of termination. Approximately $0.2 million of the compensation expense recognized during the years ended December 31, 2010 and 2009 relates to awards granted under the 2006 Equity Incentive Plan that were accounted for as share-based liabilities under ASC 718 until settled, forfeited or reclassified. The share-based liabilities related to the Company’s obligations arising from its commitment to issue shares of restricted stock and common stock to the members of its pre-emergence Board of Directors as compensation for their services provided as members of the Company’s Board of Directors. In connection with the Company’s emergence from bankruptcy, such obligations were either settled through the issuance of common shares, forfeited due to the termination of service or reclassified to additional paid-in capital. The expense associated with the Company’s share-based liabilities is reported within selling, general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009. No share-based liability remained as of December 31, 2011 or 2010. No awards were accounted for as share-based liabilities during 2011.

    As of December 31, 2011, the Company’s outstanding equity awards for which compensation expense will be recognized in the future consist of time-based restricted stock units granted under the 2010 Incentive Plan. The Company expects to record aggregate compensation expense of $6.6 million, including an estimate of forfeitures, subsequent to December 31, 2011, over a weighted average period of 2.2 years, for all outstanding equity awards.

9. Employee Benefit Plans

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

The Company also maintains a tax qualified pension plan in Japan (the “Japan Plan”) that covers certain of the Company’s Japanese employees. Benefits are based on years of service and compensation at retirement. Employees with less than twenty years of service to the Company receive a lump sum benefit payout. Employees with twenty or more years of service to the Company receive a benefit that is guaranteed for a certain number of years. Participants may, under certain circumstances, receive a benefit upon termination of employment.

Pension and other benefit costs reflected in the accompanying consolidated statements of operations are based on a projected benefit method of valuation. The funded status of pension plan liabilities are included in accrued pension liabilities in the accompanying consolidated balance sheets. The Company continues to fund each plan sufficient to meet current benefits as well as fund a portion of future benefits as permitted by regulatory authorities.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

The net periodic pension cost for the U.K. Plan and the Japan Plan includes the following components (in thousands):

	U.K. Plan			Japan Plan
	2011	2010	2009	2011	2010	2009
Components of the net periodic pension cost:
Service cost	$—	$—	$—	$207	$194	$251
Interest cost	1,486	1,447	1,334	30	24	32
Expected return on plan assets	(1,576)	(1,467)	(1,310)	—	(1)	(2)
Amortization of the unrecognized transition obligation	—	—	—	78	70	70
Amortization of prior service cost	—	—	—	4	—	—
Amortization of loss	224	204	146	—	—	—
Settlement gain	—	—	—	—	—	(14)
Curtailment loss	—	—	—	—	—	130

Net periodic pension cost	$134	$184	$170	$319	$287	$467

The actuarial assumptions used to compute the net periodic pension cost for the U.K. Plan and the Japan Plan were as follows:

	U.K. Plan			Japan Plan
	2011	2010	2009	2011	2010	2009
Weighted-average discount rate	5.3%	5.8%	6.0%	1.3%	1.3%	1.6%
Weighted-average rate of compensation increase	—	—	—	3.0%	3.0%	3.0%
Weighted-average long-term rate of return on plan assets	5.9%	6.5%	6.7%	—	0.1%	0.3%

The actuarial assumptions used to compute the funded status for the U.K. Plan and the Japan Plan were as follows:

	U.K. Plan		Japan Plan
	2011	2010	2011	2010
Weighted-average discount rate	4.9%	5.3%	1.2%	1.3%
Weighted-average rate of compensation increase	—	—	3.0%	3.0%
Rate of inflation	2.2%	3.2%	—	—

The discount rates used are derived on (AA) corporate bonds that have a maturity approximating the terms of the related obligations. In estimating the expected return on plan assets, the Company considered the historical performance of the major asset classes held, or anticipated to be held, by the applicable pension plans and current forecasts of future rates of return for these asset classes.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

The following table provides a reconciliation of benefit obligations and plan assets of the U.K. Plan and the Japan Plan (in thousands):

	U.K. Plan		Japan Plan
	2011	2010	2011	2010
Change in benefit obligation:
Projected benefit obligation at beginning of year	$27,341	$25,947	$2,142	$1,805
Service cost	—	—	207	194
Interest cost	1,486	1,447	30	24
Actuarial (gains) losses	(767)	1,297	95	(22)
Benefits paid	(645)	(603)	(18)	(101)
Foreign currency exchange rate changes	(80)	(747)	150	242

Projected benefit obligation at end of year	$27,335	$27,341	$2,606	$2,142

Accumulated benefit obligation at end of year	$27,335	$27,341	$2,086	$1,698

Change in plan assets:
Fair value of plan assets at beginning of year	$25,710	$22,372	$729	$543
Actual return (loss) on plan assets	(1,247)	2,366	(16)	(9)
Employer contributions	802	2,212	349	216
Benefits paid	(645)	(603)	(18)	(101)
Foreign currency exchange rate changes	(30)	(637)	42	80

Fair value of plan assets at end of year	$24,590	$25,710	$1,086	$729

Funded status at end of year	$(2,745)	$(1,631)	$(1,520)	$(1,413)

Amount recognized in the financial statements consists of:
Accrued pension liabilities	$2,745	$1,631	$1,520	$1,413

Amounts included in accumulated other comprehensive loss not yet recognized in net periodic pension cost
Net actuarial gain (loss)	$(7,301)	$(5,555)	$(42)	$67
Prior service cost	$—	$—	$(35)	$—
Net transition obligation	$—	$—	$(550)	$(600)
Amounts expected to be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year consists of:
Net actuarial loss	$381	$217	$—	$—
Prior service cost	$—	$—	$4	$—
Net transition obligation	$—	$—	$79	$75

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

The following table reflects the total expected benefit payments to plan participants and have been estimated based on the same assumptions used to measure the Company’s benefit obligations as of December 31, 2011 (in thousands):

	U.K. Plan	Japan Plan
2012	$458	$197
2013	487	175
2014	858	266
2015	762	182
2016	896	187
2017-2021	6,457	1,239

Total	$9,918	$2,246

In the U.K., funding valuations are conducted every three years in order to determine the future level of contributions. The Company’s latest funding valuation was completed in October 2010. Based on the results of the valuation, the Company increased its annual contributions to the U.K. Plan from approximately $0.6 million to $0.8 million for a period of 10 years and 5 months beginning September 2010, including an additional one-time lump-sum payment of approximately $1.6 million which was paid in 2010. The Company anticipates that contributions for 2012 will be $0.8 million for the U.K. Plan and $0.4 million for the Japan Plan.

Fair Value of Plan Assets

In the U.K., the Company’s overall objective is to invest plan assets in a portfolio of diversified assets, primarily through the use of institutional collective funds, to achieve long-term growth. The strategic asset allocation uses a combination of risk controlled and index strategies in fixed income and global equities. The target allocations are approximately 50% to funds investing in global equities, approximately 30% to funds investing in global bonds, approximately 16% to alternative assets (including commodities, private equity and debt, real estate, infrastructure, hedge funds and currency funds), and approximately 4% in cash.

In Japan, the investment strategy is primarily focused on the preservation of principal invested in insurance contracts.

The following table summarizes the fair values of the Company’s plan assets as of December 31, 2011 (in thousands):

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
U.K. Plan
Mutual Funds:
Balanced(1)	$12,353	$—	$12,353	$—
Growth(2)	12,136	—	12,136	—
Cash	101	101	—	—

Total	$24,590	$101	$24,489	$—

Japan Plan
Insurance contracts(3)	$1,086	$—	$1,086	$—

Total	$1,086	$—	$1,086	$—

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

(1)	This class comprises a diversified portfolio of global investments which seeks a balanced return between capital growth and fixed income and is allocated as follows: equities (40%), debt (36%), other assets (17%) and cash (7%).
(2)	This class comprises a diversified portfolio of global investments which seeks long-term capital growth and is allocated as follows: equities (60%), other assets (16%), debt (18%), and cash (6%).
(3)	This class represents funds invested in insurance contracts.

The following table summarizes the fair values of Plan assets as of December 31, 2010 by asset category (in thousands):

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
U.K. Plan
Equity:
Equity securities(1)	$1,477	$—	$1,477	$—
Mutual Funds:
Balanced(2)	11,022	—	11,022	—
Growth(3)	11,144	—	11,144	—
Fixed Income:
Debt securities(4)	350	—	350	—
Cash	1,717	1,717	—	—

Total	$25,710	$1,717	$23,993	$—

Japan Plan
Insurance contracts(5)	$729	$—	$729	$—

Total	$729	$—	$729	$—

(1)	This class comprises a diversified portfolio of global equities in various industries which seeks long-term growth to match the long-term nature of pension fund liabilities.
(2)	This class comprises a diversified portfolio of global investments which seeks a balanced return between capital growth and fixed income and is allocated as follows: equities (44%-49%), debt (28%-29%), other assets (18%-23%) and cash (4%-5%).
(3)	This class comprises a diversified portfolio of global investments which seeks long-term capital growth and is allocated as follows: equities (56%-65%), other assets (18%-28%), debt (14%), and cash (2%-3%).
(4)	This class represents a passively managed index fund investing primarily in government or other public securities issued by the government of the U.K.
(5)	This class represents funds invested in insurance contracts.

The tables above present the fair value of plan assets in accordance with the fair value hierarchy. Certain pension plan assets are measured using net asset value per share (or its equivalent) and are reported as a level 2 investment above due to the Company’s ability to redeem its investments either at the balance sheet date or within limited time restrictions.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

Defined Contribution Plans

The Company has defined contribution employee savings plans in the U.K. and the U.S. The Company matches the contributions of participating employees on the basis of percentages specified in each plan. Company matching contributions to the plans were $2.0 million, $1.6 million and $1.6 million in 2011, 2010 and 2009, respectively.

10. Income Taxes

Components of our income (loss) from continuing operations are as follows:

	2011	2010	2009
	(In thousands)
Income (loss) from continuing operations before income taxes:
Canadian	$(871)	$1,302	$2,609
U.S.	15,928	(6,813)	(75,798)
Other	17,000	15,611	1,279

Total	$32,057	$10,100	$(71,910)

Components of the Company’s income tax provision (benefit) are as follows:

	2011	2010	2009
	(In thousands)
Current
Canadian	$—	$629	$81
U.S.	1,358	1,781	(2,712)
Other	1,620	3,192	623

	2,978	5,602	(2,008)
Deferred
Canadian	—	(40)	3,691
U.S.	(743)	4,946	(2,565)
Other	821	231	109

	78	5,137	1,235

Income tax provision (benefit)	$3,056	$10,739	$(773)

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

The Company is incorporated in Canada and therefore uses the Canadian statutory rate. The reconciliation of the statutory Canadian income tax rate related to income from continuing operations before income taxes to the effective rate is as follows:

	2011	2010	2009
	(In thousands, except percentages)
Statutory Canadian tax rate	27.0%	28.0%	31.5%
Expected income tax provision (benefit)	$8,655	$2,828	$(22,652)
Permanent differences	187	9,606	1,288
International tax rate differences	1,313	(863)	(2,858)
Change in valuation allowance	(9,814)	(3,778)	22,480
Prior year provision to return differences	1,115	832	(271)
NOL expirations	—	877	2,653
Statutory tax rate change	516	371	(41)
Uncertain tax positions	1,332	972	732
Tax credits	(416)	(197)	(193)
State income tax, net	577	520	(1,736)
Amended returns and prior filings	(268)	(318)	(762)
Other	(141)	(111)	587

Reported income tax provision (benefit)	$3,056	$10,739	$(773)

Effective tax rate	9.5%	106.3%	(1.1)%

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items and operating loss carryforwards and credit carryforwards for financial and tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
	(In thousands)
Deferred tax assets
Losses & IRC Section 163(j) carryforwards	$17,892	$27,546
Compensation related deductions	3,533	2,271
Tax credits	6,395	5,958
Restructuring related liabilities	581	508
Deferred revenue	263	128
Transaction costs	—	1,792
Inventory	7,088	6,172
Depreciation	208	439
Amortization	32	3,675
Warranty	761	819
Other	1,231	1,105

Total deferred tax assets	37,984	50,413
Valuation allowance for deferred tax assets	(20,357)	(29,663)

Net deferred income tax assets	$17,627	$20,750

Deferred tax liabilities
Equity investment	$(699)	$—
Depreciation	(3,277)	(3,248)
Amortization	(15,542)	(19,884)
Other	(822)	(320)

Total deferred tax liabilities	$(20,340)	$(23,452)

Net deferred income tax asset (liability)	$(2,713)	$(2,702)

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

In determining its fiscal 2011, 2010, and 2009 tax provisions, the Company calculated deferred tax assets and liabilities for each separate jurisdiction. Management then considered a number of factors, including positive and negative evidence related to the realization of its deferred tax assets to determine whether a valuation allowance should be recognized with respect to its deferred assets. The Company has recorded valuation allowances on its deferred tax assets in jurisdictions where it is more likely than not that the deferred tax assets will not be realized. The Company has considered forecasted earnings, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies in determining the need for valuation allowances.

In the United States, Canada, and the United Kingdom, the Company determined that it is more likely than not that it will not realize certain of its deferred tax assets. The Company has provided valuation allowances in the amount of $20.4 million and $29.7 million at December 31, 2011 and December 31, 2010, respectively. The change in valuation allowance is due to changes in the Company’s net deferred tax asset position in various jurisdictions. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company continuously reassesses the possibility of releasing the valuation allowance currently in place on its deferred tax assets. It is reasonably possible that a significant portion of the valuation allowance will be released within the next twelve months. Such a release will be reported as a reduction to income tax expense with no impact on cash flows in the quarter in which it is released.

At December 31, 2011, the Company has loss carryforwards of $17.9 million (tax effected) available to reduce future years’ income for tax purposes. Of this amount, approximately $14.6 million relates to the United States and expires through 2032; $0.4 million relates to Canada and expires starting in 2015; $2.7 million relates to the United Kingdom and can be carried forward indefinitely; and the remaining $0.2 million relates to various foreign jurisdictions.

At December 31, 2011, the Company had tax credits of approximately $6.4 million available to reduce future years’ income taxes. Of this amount, approximately $4.0 million relates to the United States and expires through 2031 and $2.4 million relates to Canada of which $1.6 million expires between 2020 and 2022 and $0.8 million can be carried forward indefinitely.

As of December 31, 2011, the amount of non-Canadian earnings that are expected to remain indefinitely reinvested in the business as defined in the provisions of ASC 740, “Income Taxes”, and for which we have not provided any tax costs of repatriation, is $13.6 million. In general, the determination of the amount of the unrecognized deferred tax liability related to the reinvested earnings is not practical because of the complexities associated with its hypothetical calculation.

As of December 31, 2010, the Company’s total amount of gross unrecognized tax benefits was $5.1 million all of which would favorably affect its effective tax rate, if recognized. As of December 31, 2011, the amount of gross unrecognized tax benefits totaled approximately $7.3 million all of which would favorably affect the Company’s effective tax rate, if recognized. The Company is currently under examination in the United States for tax years from 2000 to 2008. It is reasonably possible that the U.S. examination for the periods from 2000 to 2008 will be completed during the next 12 months, which might result in a decrease of approximately $0 to $3.6 million in the Company’s balance of unrecognized tax benefits as a result of a settlement. The Company believes that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to its results of operations, financial position or cash flows. Furthermore, the Company believes that it has adequately provided for all income tax uncertainties.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

The reconciliation of the total amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2008	$4,656
Additions based on tax positions related to the current year	677

Balance at December 31, 2009	5,333
Additions based on tax positions related to the current year	241
Additions for tax positions of prior years	(36)
Reductions for tax positions of prior years	(450)

Balance at December 31, 2010	5,088
Additions based on tax positions related to the current year	2,318
Additions for tax positions of prior years	55
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(177)

Balance at December 31, 2011	$7,284

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011 and 2010, the Company had approximately $1.2 million and $1.6 million, respectively, of accrued interest and penalties related to uncertain tax positions. During the years ended December 31, 2010 and 2009, the Company recognized approximately $0.8 million and $0.2 million, respectively, of interest and penalties related to uncertain tax positions. During the year ended December 31, 2011, the Company recognized approximately $0.2 million in interest related to uncertain tax positions and recognized a $0.5 million benefit from lower penalties related to uncertain tax positions.

The Company files income tax returns in Canada and the U.S., various states, and foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state or local, or foreign income tax examinations by tax authorities for the years before 2000. Currently, the Company is under examination in the United States for tax years 2000 through 2008.

The Company’s income tax returns may be reviewed in the following countries for the following periods under the appropriate statute of limitations:

United States	2000 - Present
Canada	2005 - Present
United Kingdom	2008 - Present
China	2008 - Present
Japan	2007 - Present
Germany	2006 - Present

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

11. Restructuring, Restatement Related Costs and Other

The following table summarizes restructuring, restatement related costs and other expenses in the accompanying consolidated statements of operations:

	2011	2010	2009
	(In thousands)
2011 restructuring	$2,161	$—	$—
United Kingdom restructuring	—	(70)	710
Germany restructuring	81	460	1,520
Other restructuring	—	1	11

Restructuring charges	2,242	391	2,241
Restatement related costs and other	62	2,201	14,050

Total restructuring, restatement related costs and other	$2,304	$2,592	$16,291

2011 Restructuring

In November 2011, the Company announced a strategic initiative (“2011 restructuring”) which aims to consolidate operations to reduce our cost structure and improve operational efficiency. As part of this initiative, the Company expects to eliminate up to 12 facilities, through consolidation of certain manufacturing and sales and distribution facilities and divestiture of businesses. Three facilities have been eliminated as of December 31, 2011. The Company expects to complete the consolidation and divesture of up to nine additional facilities in 2012. As part of these site closures and consolidations, the Company incurred $1.0 million of accelerated depreciation related to changes in estimated useful lives of certain long-lived assets for which the Company intends to exit. The Company estimated the net realizable value of these assets based on comparable market values of similar properties, using Level 2 inputs from the fair value hierarchy discussed in Note 4. Costs incurred during 2011 totaled $1.8 million, $0.2 million and $0.2 million for the Laser Products, Semiconductor Systems, and Precision Motion and Technologies segments, respectively.

The Company expects to incur cash charges of $4.0 million to $5.0 million related to the 2011 restructuring plan, $1.2 million of which was recorded during 2011. Additionally, the Company expects to incur non-cash restructuring charges, related to accelerated depreciation of $3.0 million to $4.0 million, $1.0 million of which was recorded during 2011. The Company expects to substantially complete the restructuring program by the end of 2012.

U.K. Restructuring

In December 2008, the Company announced the transfer of certain manufacturing activities from its Rugby, U.K. facility within the Laser Products segment to the Company’s facilities in China. During 2009, the Company recorded $0.8 million in restructuring costs related to this restructuring plan. It was comprised of $0.7 million of employee severance costs and $0.1 million of manufacturing transition costs. During both 2010 and 2009, the Company recorded a $0.1 million restructuring benefit related to the sale of inventory that had been previously written off and included in 2008 restructuring charges for the sale of assets of a discontinued U.K. product line. All of the assets pertaining to this restructuring were sold as of December 31, 2010.

Germany Restructuring

As a result of restructuring programs undertaken in 2000 through 2004 and the subsequent sublease of the Company’s Munich, Germany facility within the Precision Motion and Technologies segment in May 2007

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

through the end of its lease term in January 2013, the Company has a $0.7 million accrual for the cost of this lease as of December 31, 2011. During 2009, the Company determined that it would no longer recover sublease payments from the existing subtenant. Accordingly, the previous estimate of future sublease payments was revised to record an additional restructuring charge of $1.3 million. Based on revised estimates of future sublease payments and interest accretion, the Company recorded charges of $0.1 million and $0.5 million in 2011 and 2010, respectively. As of December 31, 2011, the cumulative expense related to this restructuring plan is $4.7 million.

During 2009, the Company initiated certain restructuring activities to consolidate its German sales and distribution operations. These consolidation activities were completed in 2009, at a total cost of $0.2 million, which was comprised entirely of facility related charges including a lease termination fee, required remaining lease payments and moving costs.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring charges recorded on the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Accelerated Depreciation	Other
Balance at December 31, 2009	$2,450	$—	$2,450	$—	$—
Restructuring charges, net	391	—	391	—	—
Cash payments	(906)	—	(906)	—	—
Non-cash write-offs or other adjustments	(369)	—	(369)	—	—

Balance at December 31, 2010	1,566	—	1,566	—	—
Restructuring charges, net	2,242	774	371	1,002	95
Cash payments	(1,250)	(277)	(907)	—	(66)
Non-cash write-offs or other adjustments	(970)	—	32	(1,002)	—

Balance at December 31, 2011	$1,588	$497	$1,062	$—	$29

As of December 31, 2011 and 2010, approximately $0.1 million and $0.8 million, respectively, of long term accrued restructuring liabilities were classified as other liabilities in the accompanying consolidated balance sheets. The current portion of accrued restructuring liabilities is included in other accrued expenses.

Restatement Related Costs and Other

In 2011, 2010 and 2009, the Company incurred costs related to third parties, including auditors, attorneys, forensic accountants, and other advisors, for services performed in connection with the restatement of the Company’s previously issued financial statements as reported in its Annual Report on Form 10-K for the year ended December 31, 2008 and its Quarterly Report on Form 10-Q for the quarter ended September 26, 2008 and other related matters, including, the SEC investigation and certain shareholder actions. These costs are included in the Company’s restructuring, restatement related costs and other for the respective periods in the accompanying consolidated statements of operations and were $0.1 million, $2.2 million and $14.1 million in 2011, 2010 and 2009, respectively.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

12. Commitments and Contingencies

Operating Leases

The Company leases certain equipment and facilities under operating lease agreements. Most of these lease agreements expire between 2012 and 2019. In the U.K., where longer lease terms are more common, the Company has land leases that extend through 2078. Under the terms of the facility leases, the Company is responsible to pay real estate taxes and other operating costs.

In 2007, the Company signed a 12-year lease for a 147,000 square-foot facility in Bedford, Massachusetts. In February 2010, the Company amended the lease to reduce the remaining term from approximately 10 years to 3 years from the new effective date of May 27, 2010. In the aggregate, the modification reduced the Company’s obligations under the lease by approximately $10.8 million, of which $0.9 million relates to 2013, $1.6 million relates to 2014 and $8.3 million relates to periods thereafter. Under the terms of the lease agreement, the landlord waived the rent payments for the first 5.5 months (representing a saving of $0.7 million). This saving is being amortized as a reduction to rent expense over the life of the amended lease, and is included within deferred rent classified as other accrued expenses or other liabilities in the accompanying consolidated balance sheets based on the associated amortization period.

The Company incurred $14.3 million in expenditures to retrofit and occupy the Bedford facility, of which the landlord provided $4.0 million in build-out allowances. These expenditures were completed as of December 31, 2008. The landlord allowance has been included in the Company’s accompanying consolidated balance sheets in property, plant and equipment, and within deferred rent classified as other accrued expenses or other liabilities based on the associated amortization period. The property, plant and equipment balance is being amortized to depreciation expense ratably over the life of the amended lease, and the landlord allowance is amortized as a reduction to rent expense, ratably over the life of the amended lease.

In 2011, 2010 and 2009, lease expense was $3.8 million, $3.8 million and $5.2 million, respectively.

Capital Leases

In 2011, the Company capitalized $2.2 million of assets which met the criteria under ASC 840-30, “Leases—Capitalized Leases”, which requires the Company to capitalize and depreciate the assets over its lease term.

Future minimum lease payments under operating and capital leases expiring subsequent to December 31, 2011, including both continuing operating facilities and facilities accounted for within the Company’s restructuring liability, are as follows (in thousands):

	Operating Leases	Capital Leases(1)
2012	$5,586	$1,531
2013	3,169	756
2014	1,327	—
2015	983	—
2016	837	—
Thereafter	5,910	—

Total minimum lease payments	$17,812	$2,287

(1)	Capital lease payments include interest payments of $0.1 million.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

Purchase Commitments

As of December 31, 2011, the Company had unconditional purchase commitments for inventory and services of $28.6 million. These purchase commitments are expected to be incurred as follows: $25.3 million in 2012, $2.6 million in 2013, $0.7 million in 2014 and less than $0.1 million in 2015.

Legal Proceedings

During the third quarter of 2005, the Company’s French subsidiary, GSI Lumonics SARL (“GSI France”), filed for bankruptcy protection, which was granted on July 7, 2005. On April 18, 2006, the commercial court of Le Creusot (France) ordered GSI France to pay approximately 0.7 million Euros to SCGI in the context of a claim filed by SCGI that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. No appeal was lodged. On May 6, 2011, GSI Group Ltd. was served with summons from the official receiver of GSI France demanding that GSI Group Ltd. and the Company’s German subsidiary, GSI Group GmbH, appear before the Paris commercial court. GSI Group GmbH was subsequently served with a separate summons from the official receiver. The receiver claims (i) that the bankruptcy proceedings initiated against GSI France in 2005 should be extended to GSI Group Ltd. and GSI Group GmbH on the ground that GSI France’s decisions were actually made by GSI Group Ltd. and that GSI Group GmbH made financial advances for no consideration, which would reveal in both cases confusion of personhood, or (ii) alternatively, that GSI Group Ltd. be ordered to pay approximately 3.1 million Euros (i.e. the aggregate of GSI France’s liabilities, consisting primarily of approximately 0.7 million Euros to SCGI and approximately 2.4 million Euros to GSI Group GmbH). GSI Group Ltd. filed submissions on December 6, 2011 whereby it challenged the jurisdiction of the Paris commercial court over the claims raised by the receiver. After a request by the receiver, the Paris commercial court combined the cases against GSI Group Ltd. and GSI Group GmbH into a single case (docket number 2011/088718). The next hearing is scheduled on April 10, 2012 for the filing of the receiver’s reply on the lack of jurisdiction issue. The Company currently does not believe a loss is probable. Accordingly, no accrual has been made in the Company’s accompanying consolidated financial statements with respect to this claim.

On December 12, 2008, in connection with the delayed filing of its results for the quarter ended September 26, 2008 and the announcement of a review of revenue transactions, a putative shareholder class action alleging federal securities violations was filed in the United States District Court for the District of Massachusetts (“U.S. District Court”) against the Company, a former officer and a then-current officer and director. The complaint alleged that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and sought recovery of damages in an unspecified amount. In May 2010, the parties reached an agreement in principle to settle the litigation. The settlement covered purchasers of the common stock of the Company between February 27, 2007 and June 30, 2009. On February 22, 2011, the U.S. District Court entered an order granting final approval of the settlement in the putative shareholder class action. The Company’s contribution to the settlement amount was limited to the Company’s self-insured retention under its directors and officers liability insurance policy.

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

As of December 31, 2011

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

IRS Claim

On April 5, 2010, the IRS filed amended proofs of claim aggregating approximately $7.7 million with the Bankruptcy Court as part of the Company’s proceedings under Chapter 11 of the Bankruptcy Code. On July 13, 2010, the Company filed a complaint, GSI Group Corporation v. United States of America, in Bankruptcy Court in an attempt to recover refunds totaling approximately $18.8 million in federal income taxes the Company asserts it overpaid to the IRS relating to tax years 2000 through 2008, together with applicable interest. The complaint includes an objection to the IRS’ proofs of claim which the Company believes are not allowable claims and should be expunged in their entirety. Those tax proceedings remain pending, and their resolution in the ordinary course will not be affected by the closing of the Chapter 11 Cases.

SEC Investigation

On May 14, 2009, the SEC notified the Company that it was conducting a formal investigation relating to its historical accounting practices and the restatement of its historical consolidated financial statements. On September 16, 2010, the Company received a “Wells Notice” from the SEC, stating that the Staff was considering recommending that the Commission institute a civil injunctive action or administrative proceeding against the Company, alleging that the Company violated various provisions of the Securities Act and the Securities Exchange Act. On May 16, 2011, the Company agreed to settle with the SEC, without admitting or denying the findings of the SEC, by consenting to the entry of an administrative order that requires the Company to cease and desist from committing or causing any violations and any future violations of the reporting, books and records, and internal controls provisions of the Securities Exchange Act of 1934. The SEC did not charge the Company with fraud nor did the SEC require the Company to pay a civil penalty or other money damages as part of the settlement. The settlement completely resolves the SEC investigation as it relates to the Company.

Guarantees and Indemnifications

In the normal course of its operations, the Company executes agreements that provide for indemnification and guarantees to counterparties in transactions such as business dispositions, sale of assets, sale of products and operating leases. Additionally, the by-laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which he or she is involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. On June 5, 2009, the Board of Directors of the Company approved a form of indemnification agreement to be implemented by the Company with respect to its directors and officers. The form of indemnification agreement provides, among other things, that each director and officer of the Company who signs the indemnification agreement shall be indemnified to the fullest extent permitted by applicable law against all expenses, judgments,

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

fines and amounts paid in settlement actually and reasonably incurred by such officer or director in connection with any proceeding by reason of his or her relationship with the Company. In addition, the form of indemnification agreement provides for the advancement of expenses incurred by such director or officer in connection with any proceeding covered by the indemnification agreement, subject to the conditions set forth therein and to the extent such advancement is not prohibited by law. The indemnification agreement also sets out the procedures for determining entitlement to indemnification, the requirements relating to notice and defense of claims for which indemnification is sought, the procedures for enforcement of indemnification rights, the limitations on and exclusions from indemnification, and the minimum levels of directors’ and officers’ liability insurance to be maintained by the Company.

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

There was no concentration of credit risk related to the Company’s position in trade accounts receivable as no individual customer represented 10% or more of the Company’s outstanding accounts receivable at December 31, 2011 and 2010. Credit risk with respect to trade accounts receivables is generally minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion.

Certain of the components and materials included in the Company’s products are currently obtained from single source suppliers. There can be no assurance that a disruption of this outside supply would not create substantial manufacturing delays and additional cost to the Company.

The Company’s operations involve a number of other risks and uncertainties including, but not limited to, the cyclicality of the electronics markets, the effects of general economic conditions, rapidly changing technology, and international operations.

13. Segment Information

Reportable Segments

The Company identifies its reportable segments based on its operating and reporting structure. The Company operates in three reportable segments: Laser Products, Precision Motion and Technologies and Semiconductor Systems. The Company’s chief operating decision maker is the Chief Executive Officer. As a result of the Chief Executive Officer’s reassessment of the Company’s operating and reporting structure, the Company realigned the structure of its internal organization in April 2011 into three distinct operating divisions, each reporting to a separate divisional manager. Consequently, the realignment caused the composition of the Company’s reportable segments to change from prior years, with the exception of the Semiconductor Systems segment. The new structure allows the Company to prioritize its investments, align its resources to meet the demands of the markets the Company serves, optimize business performance and maximize opportunities for collaboration and synergy within each segment. The Company’s reportable segments have been identified based on commonality of end markets, customers and technologies amongst the Company’s individual product lines, which is consistent with the Company’s operating structure and associated management structure. The

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

Company’s reportable segment financial information has been restated to reflect the updated reportable segment structure for all periods presented. The Company’s reportable segments and their principal activities are described below.

Laser Products

The Laser Products segment designs, manufactures and markets photonics-based solutions, consisting of lasers and laser-based systems, to customers worldwide. The segment serves highly demanding photonics-based applications such as cutting, welding, marking, engraving, micro-machining, and scientific research. The segment sells these products both directly utilizing the highly technical sales force and indirectly through resellers and distributors.

Precision Motion and Technologies

The Precision Motion and Technologies segment designs, manufactures and markets air bearing spindles, encoders, thermal printers, laser scanning devices, and light and color measurement systems to customers worldwide. The vast majority of the segment’s product offerings in precision motion and optical control technologies are sold to original equipment manufacturers (“OEM’s”). The segment sells these products both directly utilizing a highly technical sales force and indirectly through resellers and distributors.

Semiconductor Systems

Our Semiconductor Systems segment designs, develops and sells laser based production systems for semiconductor, microelectronics and electronics manufacturing. The segment offers a full spectrum of production systems, featuring high precision laser and motion technology, to process semiconductor wafers, LCD panels and microelectronic components. Semiconductor Systems’ solutions address a wide range of applications in a variety of end markets, including industrial, scientific, consumer electronics, medical, and aerospace. Today, the segment supplies leading global foundries, integrated design manufacturers and component manufacturers.

Reportable Segment Financial Information

	2011	2010	2009
	(In thousands)
Sales
Laser Products
External	$130,957	$121,360	$94,567
Intersegment	1,802	1,659	591
Precision Motion and Technologies
External	191,382	180,872	110,152
Intersegment	843	912	325
Semiconductor Systems
External	43,941	81,284	49,669
Intersegment	—	—	—
Intersegment sales elimination	(2,645)	(2,571)	(916)

Total	$366,280	$383,516	$254,388

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

	2011	2010	2009
	(In thousands)
Gross Profit
Laser Products
External	$48,724	$46,734	$34,611
Intersegment	1,051	958	515
Precision Motion and Technologies
External	90,741	88,352	47,787
Intersegment	449	451	150
Semiconductor Systems
External	20,915	31,315	16,148
Intersegment	—	—	—
Intersegment sales elimination	(1,500)	(1,409)	(665)

Total	$160,380	$166,401	$98,546

The Company reports operating expenses and assets on a consolidated basis to the chief operating decision maker.

Geographic Information

The Company aggregates geographic sales based on the customer location where products are shipped. Sales to these customers are as follows (in thousands):

	2011		2010		2009
	Sales	% of Total	Sales	% of Total	Sales	% of Total
United States	$123,243	33.6%	$130,622	34.1%	$80,299	31.6%
Asia-Pacific	83,290	22.7	120,545	31.4	80,028	31.4
Japan	46,367	12.7	46,099	12.0	30,525	12.0
Europe	106,044	29.0	83,960	21.9	61,606	24.2
Other	7,336	2.0	2,290	0.6	1,930	0.8

Total	$366,280	100.0%	$383,516	100.0%	$254,388	100.0%

Long-lived assets consist of property, plant and equipment and are aggregated based on the location of assets. A summary of these long-lived assets is as follows (in thousands):

	As of December 31,
	2011	2010
United States	$34,082	$37,270
Europe	4,972	4,561
Japan	419	272
Asia-Pacific and other	3,938	3,299

Total	$43,411	$45,402

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

Significant Customers

During 2011, no customers accounted for greater than 10% of the Company’s sales. In 2010, one customer within the Semiconductor Systems segment accounted for approximately 11% of our sales. In 2009, a different customer and certain related parties of that customer within the Semiconductor Systems segment accounted for approximately 10% of our sales.

14. Related Party Transactions

K. Peter Heiland, a member of the Company’s Board of Directors from July 23, 2010 until February 27, 2012, is the owner and managing partner of JEC Capital Partners, LLC, a privately held investment company and a significant shareholder of the Company, and was the founder and served as President of Integrated Dynamics Engineering Gmbh (“IDE”) through August 31, 2011. IDE is a developer and manufacturer of vibration control products, magnetic field compensation systems, acoustic enclosures and robotics. During 2011 and 2010, the Company’s Semiconductor Systems segment purchased subassemblies from IDE on terms no more favorable than similar transactions with other of the Company’s suppliers.

Byron O. Pond, a member of the Company’s Board of Directors, is on the Board of Directors of ECRM, Inc. and is a shareholder in ECRM, Inc., a manufacturer of laser-based systems used by the printing and publishing industry and a customer of the Company. Richard B. Black, the Chairman of the Company prior to the Company’s emergence from Chapter 11 bankruptcy protection, is the President and Chief Executive Officer of ECRM, Inc. All sales to ECRM, Inc. were made pursuant to the Company’s standard contract terms and conditions. The transactions with ECRM, Inc. during 2011, 2010 and 2009 were on terms and conditions that were consistent with similar transactions consummated in previous periods

Michael Katzenstein was an officer of the Company from May 6, 2010 through May 31, 2011. During this time, he served as Chief Restructuring Officer from December 14, 2010 through May 31, 2011 and from May 6, 2010 through July 23, 2010, and as principal executive officer and member of the Company’s Board of Directors from July 23, 2010 through December 14, 2010. Mr. Katzenstein is employed by FTI Consulting, Inc. (“FTI”). The Company engaged FTI in May 2010 to provide for the services of Mr. Katzenstein and certain other temporary employees and management services to support Mr. Katzenstein in his role. From May 2010 to February 2011, Mr. Katzenstein reported directly to the Board of Directors, and beginning in February 2011, Mr. Katzenstein reported to the Company’s Chief Executive Officer. On July 28, 2011, the Company and FTI agreed to terminate this engagement with FTI as of August 5, 2011. As part of that agreement on July 28, 2011, the Company and FTI agreed that Mr. Katzenstein’s services as the Company’s Chief Restructuring Officer were terminated as of May 31, 2011. The Company has a separate arrangement with another segment of FTI, which commenced in November 2009, to provide certain accounting and financial reporting services. This segment of FTI reports directly to the Board of Directors. As a result of these arrangements, the Company incurred fees owed to FTI for services rendered during 2011 and 2010.

Prior to the Company’s emergence from bankruptcy on July 23, 2010, Sumitomo Heavy Industries Ltd. (“Sumitomo”), was a significant shareholder of the Company. The Company has recorded sales to and raw material purchases from Sumitomo. The transactions with Sumitomo were on terms believed to be no more or less favorable than similar transactions with other customers and suppliers.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

The following table summarizes related party transactions in the consolidated statements of operations (in thousands):

	2011	2010	2009
Sales to ECRM, Inc.	$269	$216	$242
Sales to Sumitomo Heavy Industries Ltd.	*	1,431	1,242
Purchases from Sumitomo Heavy Industries Ltd.	*	18	62
Purchases from Integrated Dynamics Engineering Gmbh	177	439	111
Services from FTI Consulting, Inc.**	2,271	7,255	*

*	Not a related party during this period.
**	For the year ended December 31, 2011, approximately $1.3 million relates to the accounting and financial reporting services and approximately $1.0 million relates to the chief restructuring officer and related services. For the year ended December 31, 2010, approximately $3.3 million relates to the accounting and financial reporting services and approximately $3.9 million relates to the chief restructuring officer and related services.

The following table summarizes related party transactions included in the consolidated balance sheets (in thousands):

	As of December 31,
	2011	2010
Accounts receivable from ECRM, Inc.	$72	$45
Accounts receivable from Sumitomo Heavy Industries Ltd.	*	182
Accounts payable to Integrated Dynamics Engineering Gmbh	*	88
Accounts payable to FTI Consulting, Inc	*	1,000

*	As of December 31, 2011, these parties are no longer considered related parties.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011

15. Quarterly Financial Information (unaudited)

The Company’s interim financial statements are prepared on a quarterly basis ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

	Three Months Ended
	December 31, 2011	September 30, 2011	July 1, 2011	April 1, 2011
	(in thousands except per share data)
Sales	$79,795	$93,257	$101,370	$91,858
Cost of goods sold	45,210	52,349	56,377	51,964

Gross profit	34,585	40,908	44,993	39,894
Operating expenses	29,093	28,375	30,220	28,753

Income from operations	5,492	12,533	14,773	11,141
Interest income (expense) and other income (expense), net	(2,600)	(2,810)	(3,160)	(3,312)

Income from continuing operations before income taxes	2,892	9,723	11,613	7,829
Income tax provision (benefit)	(956)	907	1,538	1,567

Consolidated net income	3,848	8,816	10,075	6,262
Net (income) loss attributable to noncontrolling interest	7	29	(9)	(55)

Net income attributable to GSI Group Inc.	$3,855	$8,845	$10,066	$6,207

Net income per common share:
Basic	$0.12	$0.26	$0.30	$0.19
Diluted	$0.11	$0.26	$0.30	$0.19

	Three Months Ended
	December 31, 2010	October 1, 2010	July 2, 2010	April 2, 2010
	(in thousands except per share data)
Sales	$91,619	$91,545	$85,737	$114,615
Cost of goods sold	53,256	50,601	47,681	65,577

Gross profit	38,363	40,944	38,056	49,038
Operating expenses	28,815	29,835	27,109	26,733

Income from operations	9,548	11,109	10,947	22,305
Interest income (expense) and other income (expense), net	(3,654)	(4,443)	(4,747)	(4,809)

Income from continuing operations before reorganization items and income taxes	5,894	6,666	6,200	17,496
Reorganization items	—	(5,909)	(10,617)	(9,630)

Income (loss) from continuing operations before taxes	5,894	757	(4,417)	7,866
Income tax provision	7,611	665	638	1,825

Consolidated net income (loss)	(1,717)	92	(5,055)	6,041
Net (income) loss attributable to noncontrolling interest	(25)	29	(11)	(41)

Net income (loss) attributable to GSI Group Inc.	$(1,742)	$121	$(5,066)	$6,000

Net income (loss) per common share:
Basic	$(0.05)	$0.00	$(0.32)	$0.38
Diluted	$(0.05)	$0.00	$(0.32)	$0.38

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The required certifications of our Chief Executive Officer and Chief Financial Officer are included in Exhibits 31.1-31.2 to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, management’s report on internal controls over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Evaluation of Disclosure Controls and Procedures as of December 31, 2011

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Remediation of Previously Reported Material Weaknesses

In Item 9A (Controls and Procedures) of our Annual Report on Form 10-K for the year ended December 31, 2010, we reported a material weakness in our internal control over financial reporting due to inadequate and ineffective controls over the financial statement close process. During the year ended December 31, 2011, we took actions to remediate this material weakness, including enhancement of the preparation and review procedures, recruitment of individuals with significant technical experience in the corporate accounting function to evaluate complex accounting matters and timely preparation and assessment of accounting transactions in accordance with generally accepted accounting principles. These remediation efforts were completed in the fourth quarter ended December 31, 2011, when annual controls over the financial statement preparation and review processes were performed.

Changes in Internal Control Over Financial Reporting

Other than the changes noted above, there have been no changes to our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making their assessment, our management utilized the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The Report of Ernst & Young LLP on internal control over financial reporting is contained in Item 9A of this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of GSI Group Inc.

We have audited GSI Group Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GSI Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, GSI Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GSI Group Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of GSI Group Inc. and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 14, 2012

Item 9B. Other Information

On March 9, 2012, the Company entered into an amendment to the Credit Agreement (the “First Amendment”). The First Amendment expands the definition of eligible receivables to include (i) receivables payable in Euro and Japanese Yen under certain conditions in addition to receivables payable in Dollars or Pounds Sterling and (ii) receivables whose payments are covered by appropriate insurance, subject to certain limitations. The result of these amendments is to expand the borrowing base available to the Company.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on June 14, 2012 to be filed with the Securities and Exchange Commission.

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

The remainder of the response to this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on June 14, 2012 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on June 14, 2012 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on June 14, 2012 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on June 14, 2012 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on June 14, 2012 and is incorporated herein by reference.

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

3. List of Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.6	Agreement and Plan of Merger, by and among the Registrant, Eagle Acquisition Corporation, and Excel Technology, Inc. dated July 9, 2008.	8-K	000-25705	2.1	7/11/08

2.7	Asset Purchase Agreement, by and between GSI Group Corporation and Gooch & Housego (California) LLC., dated July 3, 2008.	10-Q	000-25705	2.1	4/13/10

2.8	Final Fourth Modified Joint Chapter 11 Plan of Reorganization for the Registrant, GSI Group Corporation, and MES International, Inc., dated as of May 24, 2010, as supplemented on May 27, 2010, and as confirmed by the United States Bankruptcy Court for the District of Delaware on May 27, 2010.	8-K	000-25705	99.2	05/28/10

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

4.8	Indenture, dated as of July 23, 2010, by and among GSI Group Corporation, as Issuer, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	000-25705	4.1	7/23/10

4.9	Registration Rights Agreement, by and between the Registrant and the Common Shareholders named therein, dated as of July 23, 2010.	8-K	000-25705	4.2	7/23/10

10.5†	Form of Indemnification Agreement.	8-K	000-25705	10.1	6/10/09

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.6	Noteholder Restructuring Plan Support Agreement, by and among the Registrant, GSI Group Corporation, MES International, Inc. and Liberty Harbor Master Fund I, L.P., Tinicum Capital Partners II, L.P., Highbridge International LLC, Special Value Continuation Partners, L.P., Special Value Expansion Fund, LLC, Tennenbaum Opportunities Partners V, LP, Special Value Opportunities Fund, LLC, and Hale Capital Partners, LP., dated November 19, 2009.	8-K	000-25705	10.1	11/20/09

10.7	Amended and Restated Noteholder Restructuring Plan Support Agreement, by and among the Registrant, GSI Group Corporation, MES International, Inc. and Liberty Harbor Master Fund I, L.P., Tinicum Capital Partners II, L.P., Highbridge International LLC, Special Value Continuation Partners, L.P., Special Value Expansion Fund, LLC, Tennenbaum Opportunities Partners V, LP, Special Value Opportunities Fund, LLC, and Hale Capital Partners, LP., dated March 16, 2010.	8-K	000-25705	10.1	3/19/10

10.19	Lease, by and between GSI Group Corporation and 125 Middlesex Turnpike, LLC, dated November 2, 2007.	10-K	000-25705	10.19	4/13/10

10.20	Lease Agreement, by and between GSI Lumonics Corporation and SEWS-DTC, INC., dated February 11, 2005.	8-K	000-25705	10.2	2/16/05

10.24	Sublease Agreement, by and between GSI Lumonics GmbH and MotorVison Film, dated March 17, 2006.	8-K	000-25705	10.1	3/23/06

10.25	Real Estate Purchase and Sale Agreement, by and between GSI Group Corporation and SAgE Aggregation, LLC, dated November 14, 2005.	8-K	000-25705	10.1	1/10/06

10.26	Amendment to Real Estate Purchase and Sale Agreement, by and between GSI Group Corporation and SAgE Aggregation, LLC, dated December 26, 2005.	8-K	000-25705	10.2	1/10/06

10.27	Second Amendment to Real Estate Purchase and Sale Agreement, by and between GSI Group Corporation and Stag II Maple Grove LLC (successor to SAgE Aggregation, LLC), dated December 29, 2005.	8-K	000-25705	10.3	1/10/06

10.29	OEM Supply Agreement, by and between the Registrant and Sumitomo Heavy Industries, Ltd., dated August 31, 1999.	10-K	000-25705	10.21	3/22/00

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.30†	Form of Executive Retirement And Severance Benefits Agreement.	8-K	000-25705	10.1	2/16/05

10.43	Letter from Jones Day, on behalf of Stephen Bershad, to Brown Rudnick LLP, on behalf of the Registrant and its debtor affiliates, dated December 2, 2009.	8-K	000-25705	10.1	12/7/09

10.44	Restructuring Plan Support Agreement, by and among the Registrant, GSI Group Corporation, MES International, Inc., the Equity Committee, the Equity Holders, and the Noteholders, dated as of May 14, 2010.	8-K	000-25705	10.1	5/18/10

10.45	Backstop Commitment Agreement, by and among the Registrant and the investors indentified on Schedule I thereto, dated as of May 14, 2010.	8-K	000-25705	10.2	5/18/10

10.46	Engagement Letter between the Registrant, GSI Group Corporation, MES International, Inc. and FTI Consulting, Inc., dated as of May 6, 2010.	8-K	000-25705	10.3	5/18/10

10.47†	Separation and Release Agreement, by and between the Registrant and Sergio Edelstein, dated as of May 24, 2010.	8-K	000-25705	10.1	5/28/10

10.48	Security Agreement, by and among GSI Group Corporation, the Grantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent, dated as of July 23, 2010.	8-K	000-25705	10.1	7/23/10

10.49	Escrow Agreement, by and among the Registrant and Law Debenture Trust Company of New York, as escrow agent, dated as of July 23, 2010.	8-K	000-25705	10.2	7/23/10

10.50	Open-End Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 23, 2010, made by Synrad, Inc. in favor of First American Title Insurance Company and The Bank of New York Mellon Trust Company, N.A.	8-K	000-25705	10.3	7/23/10

10.51	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 23, 2010, made by Control Laser Corporation in favor of The Bank of New York Mellon Trust Company, N.A.	8-K	000-25705	10.4	7/23/10

10.52	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 23, 2010, made by Photo Research, Inc., in favor of First American Title Insurance Company and The Bank of New York Mellon Trust Company, N.A.	8-K	000-25705	10.5	7/23/10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.53	First Amendment to Lease, dated February 10, 2010 and effective as of May 27, 2010, by and between GSI Group Corporation and 125 Middlesex Turnpike, LLC.	10-K	000-25705	10.53	10/1/10

10.54†	GSI Group Inc. 2010 Incentive Award Plan.	8-K	000-25705	10.1	11/30/10

10.55†	First Amendment to the GSI Group Inc. 2010 Incentive Award Plan.	10-K	001-35083	10.55	3/30/11

10.56†	Employment Agreement, dated as of November 16, 2010, between GSI Group Inc. and John Roush.	8-K	000-25705	10.1	11/17/10

10.57†	Employment Agreement, dated as of February 10, 2011, between GSI Group Inc. and Robert Buckley.	8-K	001-35083	10.1	2/11/11

10.58†	Restricted Stock Cancellation Agreement, dated as of March 11, 2011 between GSI Group Inc. and Byron Pond.	10-K	001-35083	10.58	3/30/11

10.59†	Form of Deferred Stock Unit Award Agreement.	10-K	001-35083	10.59	3/30/11

10.60†	Form of Restricted Stock Unit Award Agreement for John Roush and Robert Buckley.	10-K	001-35083	10.60	3/30/11

10.61	First Amendment to Engagement Letter between the Registrant, GSI Group Corporation, MES International, Inc. and FTI Consulting, Inc., dated as of February 6, 2011.	10-K	001-35083	10.61	3/30/11

10.62†	Form of U.S. Restricted Stock Unit Award Agreement.	10-Q	001-35083	10.2	5/16/11

10.63†	Letter Agreement, between GSI Group Inc. and Anthony J. Bellantuoni, dated June 21, 2011.	8-K	001-35083	10.1	6/22/11

10.64†	Severance Agreement, dated as of April 25, 2011, by and between GSI Group Inc. and David Clarke.	10-Q	001-35083	10.1	8/11/11

10.65†	Offer Letter, dated June 23, 2011, between GSI Group Inc. and Jamie Bader.	10-Q	001-35083	10.3	8/11/11

10.66†	Offer Letter, dated June 8, 2011, between GSI Group Inc. and Peter Chang.	10-Q	001-35083	10.1	11/10/11

10.67†	Offer Letter, dated July 27, 2011, between GSI Group Inc. and Deborah Mulryan.	10-Q	001-35083	10.2	11/10/11

10.68	Credit Agreement, dated October 19, 2011, by and among GSI Group Corporation, GSI Group Inc., Bank of America, N.A., as Administrative Agent, Silicon Valley Bank, as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, and HSBC.	8-K	001-35083	10.1	10/19/11

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.69	First Amendment to Credit Agreement, dated March 9, 2012, by and among GSI Group Corporation, GSI Group, Inc., Bank of America, N.A., as Administrative Agent, Silicon Valley Bank, and HSBC.					*

21.1	Subsidiaries of the Registrant.					*

23.1	Consent of Independent Registered Public Accounting Firm.					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

†	This exhibit constitutes a management contract, compensatory plan, or arrangement.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, and (vi) Notes to Consolidated Financial Statements.

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI GROUP INC.

By:	/s/ John A. Roush
John A. Roush
Chief Executive Officer

Date: March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Roush John A. Roush	Director, Chief Executive Officer	March 14, 2012

/s/ Robert J. Buckley Robert J. Buckley	Chief Financial Officer	March 14, 2012

/s/ Peter L. Chang Peter L. Chang	Vice President, Corporate Controller (Chief Accounting Officer)	March 14, 2012

/s/ Stephen W. Bershad Stephen W. Bershad	Chairman of the Board of Directors	March 14, 2012

/s/ Eugene I. Davis Eugene I. Davis	Director	March 14, 2012

/s/ Dennis J. Fortino Dennis J. Fortino	Director	March 14, 2012

/s/ Ira J. Lamel Ira J. Lamel	Director	March 14, 2012

/s/ Byron O. Pond Byron O. Pond	Director	March 14, 2012