Form 10-Q
period 2012-03-30
GSI GROUP INC
filed 2012-05-08
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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

As of April 30, 2012, there were 33,634,485 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	March 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$50,358	$54,835
Accounts receivable, net of allowance of $550 and $557, respectively	51,294	50,167
Income taxes receivable	22,669	22,707
Inventories	66,131	65,810
Deferred tax assets	5,318	5,335
Prepaid expenses and other current assets	7,030	7,967

Total current assets	202,800	206,821
Property, plant and equipment, net of accumulated depreciation	41,692	43,411
Deferred tax assets	813	814
Other assets	7,002	7,082
Intangible assets, net	44,371	45,797
Goodwill	44,578	44,578

Total assets	$341,256	$348,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$10,000	$10,000
Accounts payable	19,280	14,679
Income taxes payable	2,072	1,835
Deferred revenue	3,762	5,913
Deferred tax liabilities	146	140
Accrued expenses and other current liabilities	24,738	25,641

Total current liabilities	59,998	58,208
Long-term debt	45,500	58,000
Deferred tax liabilities	8,745	8,722
Income taxes payable	8,083	8,057
Other liabilities	5,566	6,156

Total liabilities	127,892	139,143

Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 33,599 and 33,478, respectively	423,856	423,856
Additional paid-in capital	19,213	17,931
Accumulated deficit	(226,379)	(227,760)
Accumulated other comprehensive loss	(3,701)	(5,024)

Total GSI Group Inc. stockholders’ equity	212,989	209,003
Noncontrolling interest	375	357

Total stockholders’ equity	213,364	209,360

Total liabilities and stockholders’ equity	$341,256	$348,503

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended
	March 30, 2012	April 1, 2011
Sales	$78,807	$91,858
Cost of goods sold	46,035	51,964

Gross profit	32,772	39,894

Operating expenses:
Research and development and engineering	7,435	8,171
Selling, general and administrative	18,957	19,268
Amortization of purchased intangible assets	662	992
Restructuring, restatement related costs and other	2,667	183
Post-emergence professional fees	—	139

Total operating expenses	29,721	28,753

Income from operations	3,051	11,141
Interest income	21	20
Interest expense	(828)	(3,670)
Foreign exchange transaction losses, net	(790)	(692)
Other income (expense), net	188	1,030

Income from operations before income taxes	1,642	7,829
Income tax provision	243	1,567

Consolidated net income	1,399	6,262
Less: Net income attributable to noncontrolling interest	(18)	(55)

Net income attributable to GSI Group Inc.	$1,381	$6,207

Earnings per common share attributable to GSI Group Inc.:
Basic	$0.04	$0.19
Diluted	$0.04	$0.19

Weighted average common shares outstanding—basic	33,679	33,449
Weighted average common shares outstanding—diluted	33,878	33,532

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 30, 2012	April 1, 2011
Consolidated net income	$1,399	$6,262
Other comprehensive income:
Foreign currency translation adjustments	1,206	2,225
Pension liability adjustments, net of tax(1)	117	75

Total other comprehensive income	1,323	2,300

Total consolidated comprehensive income	2,722	8,562
Less: Comprehensive income attributable to noncontrolling interest	(18)	(55)

Comprehensive income attributable to GSI Group Inc.	$2,704	$8,507

(1)	The tax effect on the component of comprehensive income is nominal for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 30, 2012	April 1, 2011
Cash flows from operating activities:
Consolidated net income	$1,399	$6,262
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,800	3,832
Share-based compensation	1,282	988
Deferred income taxes	—	(114)
Earnings from equity investment	(177)	(1,028)
Non-cash interest expense	274	361
Non-cash restructuring charges	1,318	17
Other non-cash items	(21)	142
Changes in operating assets and liabilities:
Accounts receivable	(846)	(80)
Inventories	(273)	(2,221)
Prepaid expenses and other current assets	987	735
Deferred revenue	(2,238)	(2,033)
Accounts payable, accrued expenses and income taxes receivable and payable	3,486	(758)
Other non-current assets and liabilities	96	(494)

Cash provided by operating activities	9,087	5,609
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,398)	(1,194)

Cash used in investing activities	(1,398)	(1,194)
Cash flows from financing activities:
Capital lease payments	(228)	—
Repayments of debt	(2,500)	—
Repayments of revolving credit facility	(10,000)	—

Cash used in financing activities	(12,728)	—
Effect of exchange rates on cash and cash equivalents	562	141

(Decrease) increase in cash and cash equivalents	(4,477)	4,556
Cash and cash equivalents, beginning of period	54,835	56,781

Cash and cash equivalents, end of period	$50,358	$61,337

Supplemental disclosure of cash flow information:
Cash paid for interest	$541	$3,294
Cash paid for income taxes	77	562
Income tax refunds received	62	—
Supplemental disclosure of non cash financing activity:
Issuance of PIK notes	—	532

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 30, 2012

(Unaudited)

1. Organization

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”) design, develop, manufacture and sell laser-based solutions (consisting of lasers and laser-based systems), laser scanning devices, and precision motion and optical control technologies. Our technology is incorporated into customer products or manufacturing processes for a wide range of applications in a variety of markets, including: electronics, industrial, medical, and scientific. Our products enable customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications.

The Company’s interim financial statements are prepared on a quarterly basis ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

2. Bankruptcy Disclosures

On November 20, 2009, GSI Group Inc. and two of its United States subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Cases”). On May 27, 2010, the Bankruptcy Court entered an order confirming and approving the plan of reorganization (the “Final Chapter 11 Plan”). The transactions contemplated under the Final Chapter 11 Plan were consummated on July 23, 2010. The Chapter 11 Cases were closed on September 2, 2011, and the Company no longer has any legal or material financial constraint relating to those cases.

Post-Emergence Professional Fees

Post-emergence professional fees represent costs incurred subsequent to bankruptcy emergence for financial and legal advisors to assist with matters in finalizing the bankruptcy process, including bankruptcy claim matters. Post-emergence professional fees totaled $0.1 million during the three months ended April 1, 2011 with no comparable amount during the three months ended March 30, 2012.

3. Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 3 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Those policies are not presented herein, except to the extent that new policies have been adopted, or there is material current period activity or changes to our policies to disclose.

Basis of Presentation

These consolidated financial statements have been prepared by the Company in U.S. dollars and in accordance with U.S. generally accepted accounting principles, applied on a consistent basis.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain prior period information included in the consolidated statements of cash flows has been reclassified to conform to the current period presentation.

The interim consolidated financial statements include the accounts of the Company. Intercompany transactions and balances have been eliminated. In the opinion of management, these interim consolidated financial statements include all significant adjustments and accruals necessary for a fair presentation of the results of the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 30, 2012

(Unaudited)

Basis of Consolidation

The consolidated financial statements include the accounts of GSI Group Inc. and its wholly owned subsidiaries. The accounts include a 50% owned joint venture, Excel Laser Technology Private Limited (“Excel SouthAsia JV”), since it is a variable interest entity and the Company is the primary beneficiary of the joint venture. The accompanying consolidated financial statements of the Company include the assets, liabilities, revenue, and expenses of Excel SouthAsia JV over which the Company exercises control. The Company records noncontrolling interest in its consolidated statements of operations for the ownership interest of the minority owners. Financial information related to the joint venture is not considered material to the consolidated financial statements. Intercompany accounts and transactions have been eliminated.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Total accumulated other comprehensive loss	Foreign currency translation adjustments	Pension liability (1)
Balance at December 31, 2011	$(5,024)	$2,809	$(7,833)
Other comprehensive income	1,323	1,206	117

Balance at March 30, 2012	$(3,701)	$4,015	$(7,716)

(1)	During the quarters ended March 30, 2012 and April 1, 2011, the Company reclassified $0.1 million and $0.1 million, respectively, from accumulated other comprehensive loss into net income. The tax effects on the components of comprehensive income were nominal for all periods presented.

Recent Accounting Pronouncements

On January 1, 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. This guidance clarifies the application of existing fair value measurements and disclosures, including enhanced disclosure over transfers of assets and liabilities between Level 1 and 2 in the fair value hierarchy (as defined in Note 5 below), relationships between inputs used to measure Level 3 investments, and assets and liabilities that are not measured at fair value in the consolidated balance sheets but require disclosure in the consolidated financial statements. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment” (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company intends to adopt ASU 2011-08 in the second quarter of 2012 and does not expect that its adoption will have a material impact on the Company’s consolidated financial statements.

4. Basic and Diluted Earnings Per Share

Basic net income per common share is computed by dividing net income attributable to GSI Group Inc. by the weighted average number of common shares outstanding during the period. For diluted net income per common share, the denominator also includes any dilutive effect of outstanding stock options, restricted stock awards and restricted stock units determined using the treasury stock method.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 30, 2012

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2012	April 1, 2011
Numerator:
Net income attributable to GSI Group Inc.	$1,381	$6,207

Denominator:
Weighted average common shares outstanding—basic	33,679	33,449
Dilutive potential common shares	199	83

Weighted average common shares outstanding—diluted	33,878	33,532

Earnings per common share:
Basic	$0.04	$0.19
Diluted	$0.04	$0.19

For the three months ended April 1, 2011, the weighted average outstanding stock options, restricted stock awards and restricted stock units of 53 thousand was excluded from the calculation of diluted earnings per share because of their antidilutive effect. There was no comparable amount for the three months ended March 30, 2012.

5. Fair Value Measurements

ASC 820 establishes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1: Quoted prices for identical assets or liabilities in active markets which the Company can access.

•	Level 2: Observable inputs other than those described in Level 1.

•	Level 3: Unobservable inputs.

Cash equivalents are money market accounts, which represent the only asset the Company measures at fair value on a recurring basis. Cash equivalents of $1.8 million and $4.1 million as of March 30, 2012 and December 31, 2011, respectively, are classified as Level 1 in the fair value hierarchy because they are valued at quoted prices in active markets. The fair values of cash, accounts receivable, income taxes receivable, accounts payable, income taxes payable, and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature. See Note 8 to Consolidated Financial Statements for discussion of the estimated fair value of the Company’s debt.

6. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. There were no changes in the carrying amount of goodwill during the three months ended March 30, 2012. Goodwill by reportable segment as of March 30, 2012 and December 31, 2011 is as follows (in thousands):

	Reportable Segment		Total
	Laser Products	Precision Motion and Technologies
Goodwill	$67,926	$108,306	$176,232
Accumulated impairment of goodwill	(54,099)	(77,555)	(131,654)

	$13,827	$30,751	$44,578

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 30, 2012

(Unaudited)

Intangible Assets

Intangible assets as of March 30, 2012 and December 31, 2011, respectively, are summarized as follows (in thousands):

	March 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$61,548	$(48,411)	$13,137	4.6
Customer relationships	33,204	(17,188)	16,016	7.2
Trademarks, trade names and other	5,753	(3,562)	2,191	7.0

Amortizable intangible assets	100,505	(69,161)	31,344	6.1

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Totals	$113,532	$(69,161)	$44,371

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technology	$61,279	$(47,350)	$13,929	4.8
Customer relationships	33,115	(16,514)	16,601	7.5
Trademarks, trade names and other	5,692	(3,452)	2,240	7.2

Amortizable intangible assets	100,086	(67,316)	32,770	6.3

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Totals	$113,113	$(67,316)	$45,797

All definite-lived intangible assets are amortized on a straight-line basis over their remaining life. Amortization expense for customer relationships, customer backlog, non-compete agreements and definite-lived trademarks, trade names and other is included in operating expenses in the accompanying consolidated statements of operations and was $0.7 million and $1.0 million for the three months ended March 30, 2012 and April 1, 2011, respectively. Amortization expense for patents and acquired technology is included in cost of goods sold in the accompanying consolidated statements of operations and was $0.8 million and $1.0 million for the three months ended March 30, 2012 and April 1, 2011, respectively.

Estimated amortization expense for each succeeding period after March 30, 2012 is as follows (in thousands):

Year Ending December 31,	Cost of Goods Sold	Operating Expenses	Total
2012 (9 months from March 30, 2012)	$2,374	$1,989	$4,363
2013	3,165	2,651	5,816
2014	3,165	2,565	5,730
2015	2,065	2,395	4,460
2016	1,184	2,395	3,579
Thereafter	1,184	6,212	7,396

Total	$13,137	$18,207	$31,344

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 30, 2012

(Unaudited)

7. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	March 30, 2012	December 31, 2011
Raw materials	$34,859	$34,131
Work-in-process	17,636	18,506
Finished goods	11,241	11,048
Demo and consigned inventory	2,395	2,125

Total inventories	$66,131	$65,810

Prepaid Expenses and Other Current Assets

	March 30, 2012	December 31, 2011
Prepaid expenses	$4,411	$4,694
Deferred cost of goods sold	1,409	1,998
Other current assets	1,210	1,275

Total	$7,030	$7,967

Accrued Expenses and Other Current Liabilities

	March 30, 2012	December 31, 2011
Accrued compensation and benefits	$7,266	$9,572
Accrued warranty	3,342	3,506
Customer deposits	5,507	3,630
Other	8,623	8,933

Total	$24,738	$25,641

Accrued Warranty

	March 30, 2012	April 1, 2011
Balance at beginning of the period	$3,506	$3,977
Provision charged to cost of goods sold	757	1,042
Use of provision	(971)	(1,274)
Foreign currency exchange rate changes	50	72

Balance at end of period	$3,342	$3,817

8. Debt

Debt consisted of the following (in thousands):

	March 30, 2012	December 31, 2011
Senior Credit Facility – term loan	$10,000	$10,000

Total current portion of long-term debt	$10,000	$10,000

Senior Credit Facility – term loan	$27,500	$30,000
Senior Credit Facility – revolving credit facility	18,000	28,000

Total long-term debt	$45,500	$58,000

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 30, 2012

(Unaudited)

Senior Credit Facility

The Company’s senior secured credit agreement (the “Credit Agreement”) provides for a $40.0 million, 4-year, term loan facility due in quarterly installments of $2.5 million beginning in January 2012 and a $40.0 million, 4-year, revolving credit facility (collectively, the “Senior Credit Facility”) that matures in 2015. The Credit Agreement also provides for an additional uncommitted $25.0 million incremental facility, subject to the satisfaction of certain customary covenants. The Company is required to pay a commitment fee on unused commitments ranging between 0.3% and 0.5% annually, based on the Company’s leverage ratio, as defined in the Credit Agreement. As of March 30, 2012, the Company is eligible to borrow the maximum $40.0 million under the revolving credit facility, of which $18.0 million was outstanding.

The Credit Agreement contains various customary representations, warranties and covenants applicable to the Company and its subsidiaries, including, without limitation, (i) covenants regarding maximum leverage ratio, minimum EBITDA (as defined in the Credit Agreement), and minimum fixed charge coverage ratio; (ii) limitations on dividend payments and stock repurchases; (iii) limitations on fundamental changes involving the Company or its subsidiaries; (iv) limitations on the disposition of assets and; (v) limitations on indebtedness, investments, restricted payments and liens. In addition, the minimum EBITDA covenant and the borrowing base are in effect until December 31, 2012, subject to satisfaction of specific financial criteria. The Company is in compliance with these covenants as of March 30, 2012.

Deferred Financing Costs

In connection with the execution of the Senior Credit Facility, the Company capitalized $3.0 million in deferred financing costs. The Company allocated these costs evenly between the two debt facilities and amortizes the costs using the effective interest method for the term loan facility (which requires quarterly principal repayments) and on a straight-line basis for the revolving credit facility, which is due at maturity in 2015. Non-cash interest expense related to the amortization of the deferred financing costs under the Senior Credit Facility for the three months ended March 30, 2012 was $0.3 million. Unamortized deferred financing costs totaled $2.5 million, of which $0.3 million is included in prepaid expenses and other current assets and $2.2 million is included in other assets in the accompanying consolidated balance sheet as of March 30, 2012.

In connection with the issuance of the 12.25% Senior Secured PIK Election Notes (“2014 Notes”) in July 2010, the Company capitalized $1.6 million in deferred financing costs. These deferred financing costs were amortized to interest expense on a straight-line basis over the initial four year contractual term of the 2014 Notes based on the outstanding principal balance. Non-cash interest expense related to the amortization of deferred financing costs under the 2014 Notes for the three months ended April 1, 2011 was $0.1 million. The Company wrote off all remaining unamortized deferred financing costs during the fourth quarter of 2011 upon extinguishment of the 2014 Notes.

Interest Expense

The interest rates on the term loan and revolving credit facility were 3.32% and 2.99%, respectively, at March 30, 2012. The weighted average interest rate for the term loan was 3.29% at March 30, 2012. Interest expense for the three months ended March 30, 2012 was $0.5 million on the Senior Credit Facility.

Interest expense on the 2014 Notes for the three months ended April 1, 2011, was $3.6 million. Interest expense included PIK interest of $0.3 million related to an additional 2% assessment per annum, which ceased in February 2011.

Fair Value of Debt

As of March 30, 2012 and December 31, 2011, the outstanding balance of the Company’s Senior Credit Facility of $55.5 million and $68.0 million, respectively, approximated fair value based on current rates available to the Company for debt of the same maturity, and is therefore classified as Level 2 within the valuation hierarchy.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 30, 2012

(Unaudited)

9. Share-Based Compensation

The table below summarizes activities relating to restricted stock units issued and outstanding under the 2010 Incentive Award Plan during the three months ended March 30, 2012:

	Restricted Stock Units (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	741	$10.94
Granted	301	11.50
Vested	(97)	12.14
Forfeited	(4)	9.34

Unvested at March 30, 2012	941	$11.00

Expected to vest as of March 30, 2012	935	$11.00

The total fair value of restricted stock units that vested during the three months ended March 30, 2012 and April 1, 2011 was $1.1 million and $0.1 million, respectively, based on the market price of the underlying stock on the day of vesting.

The Company recognized share-based compensation expense totaling $1.3 million and $1.0 million during the three months ended March 30, 2012 and April 1, 2011, respectively. Share-based compensation expense is primarily included in selling, general, and administrative expense in the Company’s consolidated statements of operations and as an increase to additional paid-in capital on the Company’s consolidated balance sheets. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period, typically three years, net of estimated forfeitures. The forfeiture rate is determined based on anticipated forfeitures and actual experience.

Share-based compensation expense recorded includes compensation expense of $0.5 million and $0.6 million for 43,991 and 42,536 deferred stock units granted during the three months ended March 30, 2012 and April 1, 2011, respectively, to the members of the Company’s Board of Directors pursuant to the Company’s 2010 Incentive Award Plan. The expense associated with the respective deferred stock units was recognized in full on the respective date of grant, as the deferred stock units were fully vested and nonforfeitable on the date of grant. Each deferred stock unit represents the right to receive one common share of the Company on the date of termination of the holder’s service with the Company’s Board of Directors.

10. Employee Benefit Plans

The net periodic pension cost for the U.K. and Japan defined benefit pension plans include the following components (in thousands):

	U.K. Plan		Japan Plan
	Three Months Ended		Three Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Components of the net periodic pension cost:
Service cost	$—	$—	$54	$50
Interest cost	341	375	7	7
Expected return on plan assets	(313)	(391)	—	—
Amortization of the unrecognized transition obligation	—	—	20	19
Amortization of actuarial loss	97	56	—	—

Net periodic pension cost	$125	$40	$81	$76

11. Income Taxes

At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 25.0% in the determination of the estimated annual effective tax rate. The Company’s reported effective tax rate on the income from operations of 14.8% for the three months ended March 30, 2012 differs from the expected Canadian federal statutory rate of 25.0% primarily due to the release of a portion of the Company’s valuation allowance, the income earned in jurisdictions with varying tax rates, and an increase in the Company’s liability for uncertain tax positions.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 30, 2012

(Unaudited)

The Company maintains a valuation allowance on its deferred tax assets in certain jurisdictions. A valuation allowance is required when, based upon an assessment of various factors including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company continuously reassesses the possibility of releasing the remaining valuation allowance currently in place on its deferred tax assets. It is reasonably possible that a significant portion of the valuation allowance will be released within the next twelve months. Such a release will be reported as a reduction to income tax expense without any impact on cash flows in the quarter in which it is released.

12. Restructuring, Restatement Related Costs and Other

The following table summarizes restructuring, restatement related costs and other expense in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	March 30, 2012	April 1, 2011
2011 restructuring	$2,658	$—
Germany restructuring	9	135

Restructuring charges	2,667	135
Restatement related costs and other charges	—	48

Total restructuring, restatement related costs and other charges	$2,667	$183

2011 Restructuring

In November 2011, the Company announced a strategic initiative (“2011 restructuring”) which aims to consolidate operations to reduce our cost structure and improve operational efficiency. As part of this initiative, the Company expects to eliminate up to 12 facilities through consolidation of certain manufacturing and sales and distribution facilities and exit of businesses. Three facilities have been eliminated as of March 30, 2012. The Company expects to substantially complete the consolidation and exit of up to nine additional facilities in 2012 and 2013. During the three months ended March 30, 2012, the Company recorded restructuring costs of $2.7 million, of which $1.4 million related to severance, facilities and other cash related charges and $1.3 million related to non-cash accelerated depreciation for changes in estimated useful lives of certain long-lived assets for which the Company intends to exit. Costs incurred during the three months ended March 30, 2012 totaled $2.5 million, $0.1 million and $0.1 million for the Laser Products, Semiconductor Systems, and Precision Motion and Technologies segments, respectively. Cumulative costs incurred for the 2011 restructuring through March 30, 2012 totaled $4.3 million, $0.3 million and $0.2 million for the Laser Products, Semiconductor Systems, and Precision Motion and Technologies segments, respectively.

The Company expects to incur cash charges of $4.0 million to $5.0 million related to the 2011 restructuring plan, of which $2.5 million had been recorded through March 30, 2012. Additionally, the Company expects to incur non-cash restructuring charges, related to accelerated depreciation of $3.0 million to $4.0 million, of which $2.3 million had been recorded through March 30, 2012.

Germany Restructuring

As a result of restructuring programs undertaken in prior years for the Company’s Munich, Germany facility within the Precision Motion and Technologies segment, the Company has a $0.6 million accrual for its remaining lease obligations as of March 30, 2012. The Company recorded charges of less than $0.1 million and $0.1 million during the three months ended March 30, 2012 and April 1, 2011, respectively, related to interest accretion and revised estimates of future sublease payments. As of March 30, 2012, the cumulative expense related to this restructuring plan is $4.7 million.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 30, 2012

(Unaudited)

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring charges recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Accelerated Depreciation	Other
Balance at December 31, 2011	$1,588	$497	$1,062	$—	$29
Restructuring charges	2,667	746	65	1,301	555
Cash payments	(1,020)	(338)	(337)	—	(345)
Non-cash write-offs or other adjustments	(1,290)	2	8	(1,301)	1

Balance at March 30, 2012	$1,945	$907	$798	$—	$240

13. Commitments and Contingencies

Operating Leases

The Company leases certain equipment and facilities under operating lease agreements. There have been no material changes to the Company’s operating leases or other commitments through March 30, 2012 from those discussed in Note 12 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In May 2012, the Company signed a new seven-year lease agreement for the existing operating lease for its headquarters in Bedford, Massachusetts.

Legal Proceedings

During the third quarter of 2005, the Company’s French subsidiary, GSI Lumonics SARL (“GSI France”), filed for bankruptcy protection, which was granted on July 7, 2005. On April 18, 2006, the commercial court of Le Creusot (France) ordered GSI France to pay approximately 0.7 million Euros to SCGI in the context of a claim filed by SCGI that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. No appeal was lodged. On May 6, 2011, GSI Group Ltd. was served with summons from the official receiver of GSI France demanding that GSI Group Ltd. and the Company’s German subsidiary, GSI Group GmbH, appear before the Paris commercial court. GSI Group GmbH was subsequently served with a separate summons from the official receiver. The receiver claims (i) that the bankruptcy proceedings initiated against GSI France in 2005 should be extended to GSI Group Ltd. and GSI Group GmbH on the ground that GSI France’s decisions were actually made by GSI Group Ltd. and that GSI Group GmbH made financial advances for no consideration, which would reveal in both cases confusion of personhood, or (ii) alternatively, that GSI Group Ltd. be ordered to pay approximately 3.1 million Euros (i.e. the aggregate of GSI France’s liabilities, consisting primarily of approximately 0.7 million Euros to SCGI and approximately 2.4 million Euros to GSI Group GmbH). GSI Group Ltd. filed submissions on December 6, 2011 whereby it challenged the jurisdiction of the Paris commercial court over the claims raised by the receiver. After a request by the receiver, the Paris commercial court combined the cases against GSI Group Ltd. and GSI Group GmbH into a single case (docket number 2011/088718). The Paris commercial court has scheduled a special hearing on June 19, 2012 on the jurisdiction issue as well as on the receiver’s request for a stay of the proceedings. The Company currently does not believe a loss is probable. Accordingly, no accrual has been made in the Company’s accompanying consolidated financial statements with respect to this claim.

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

IRS Claim

On April 5, 2010, the IRS filed amended proofs of claim aggregating approximately $7.7 million with the Bankruptcy Court as part of the Company’s proceedings under Chapter 11 of the Bankruptcy Code. On July 13, 2010, the Company filed a complaint, GSI Group Corporation v. United States of America, in Bankruptcy Court in an attempt to recover refunds totaling approximately $18.8 million in federal income taxes the Company asserts it overpaid to the IRS relating to tax years 2000 through 2008, together with applicable interest. The complaint includes an objection to the IRS’ proofs of claim which the Company believes are not allowable claims and should be expunged in their entirety. Those tax proceedings remain pending, and their resolution in the ordinary course was not affected by the closing of the Chapter 11 Cases.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 30, 2012

(Unaudited)

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

14. Segment Information

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

Semiconductor Systems

The Semiconductor Systems segment designs, develops and sells laser-based production systems for semiconductor, microelectronics and electronics manufacturing. The segment offers a full spectrum of production systems, featuring high precision laser and motion technology, to process semiconductor wafers, LCD panels and microelectronic components. Semiconductor Systems’ solutions address a wide range of applications in a variety of end markets, including industrial, scientific, consumer electronics, medical, and aerospace. The segment supplies leading global foundries, integrated design manufacturers and component manufacturers.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 30, 2012

(Unaudited)

Reportable Segment Financial Information

	Three Months Ended
	March 30, 2012	April 1, 2011
	(In thousands)
Sales
Laser Products
External	$29,778	$30,696
Intersegment	387	531
Precision Motion and Technologies
External	39,472	50,628
Intersegment	216	231
Semiconductor Systems
External	9,557	10,534
Intersegment	—	—
Intersegment sales elimination	(603)	(762)

Total	$78,807	$91,858

	Three Months Ended
	March 30, 2012	April 1, 2011
	(In thousands)
Gross Profit
Laser Products
External	$10,253	$10,795
Intersegment	206	308
Precision Motion and Technologies
External	18,494	23,947
Intersegment	104	120
Semiconductor Systems
External	4,025	5,152
Intersegment	—	—
Intersegment gross profit elimination	(310)	(428)

Total	$32,772	$39,894

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, anticipated financial performance; expected liquidity and capitalization; expectations regarding our restructuring plans; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases; anticipated sales performance; industry trends; market conditions; changes in accounting principles and changes in actual or assumed tax liabilities; expectations regarding tax exposure; anticipated reinvestment of future earnings; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and dispositions and anticipated benefits from prior acquisitions; anticipated outcomes of legal proceedings and litigation matters; and anticipated use of currency hedges. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activity; our significant dependence upon our customers’ capital expenditures, which are subject to cyclical market fluctuations; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate; delays in our delivery of new products; our reliance upon third party distribution channels subject to credit, business concentration and business failure risks beyond our control; fluctuations in our quarterly results, and our failure to meet or exceed the expectations of securities analysts or investors; customer order timing and other similar factors beyond our control; changes in interest rates, credit ratings or foreign currency exchange rates; risk associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; our failure to comply with local import and export regulations in the jurisdictions in which we operate; our history of operating losses and our ability to sustain our profitability; our exposure to the credit risk of some of our customers and in weakened markets; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our ability to make acquisitions or divestitures that provide business benefits; our failure to successfully integrate future acquisitions into our business; our ability to retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of or defects in raw materials, certain key components or other goods from our suppliers; production difficulties and product delivery delays or disruptions; changes in governmental regulation of our business or products; disruption in our information technology systems or our failure to implement new systems and software successfully; our failure to realize the full value of our intangible assets; any requirement to make additional tax payments and/or recalculate certain of our tax attributes depending on the resolution of the complaint we filed against the U.S. government; our ability to utilize our net operating loss carryforwards and other tax attributes; fluctuations in our effective tax rates and audit of our estimates of tax liabilities; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; being subject to the Alternative Minimum Tax for U.S. federal income tax purposes; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; volatility in the market for our common shares; our dependence on significant cash flow to service our indebtedness and fund our operations; our ability to access cash and other assets of our subsidiaries; the influence over our business of several significant shareholders; provisions of our articles of incorporation may delay or prevent a change in control; our significant existing indebtedness and restrictions in our new senior secured credit agreement that may limit our ability to engage in certain activities; our intention not to pay dividends in the near future; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and elsewhere in such Annual Report on Form 10-K. In this Quarterly Report on Form 10-Q, the words “anticipates”, “believes”, “expects”, “intends”, “future”, “could”, “estimates”, “plans”, “would”, “should”, “potential”, “continues”, and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

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

Strategy

Our strategy is to drive sustainable, profitable growth through short-term and long-term initiatives, including:

•	strengthening our strategic position in scanning solutions, fiber lasers, and medical components through continual investment in differentiated new products and solutions;

•	expanding our market access and reach, particularly in higher growth, emerging regions, through investment in internal sales channels as well as external channel partners;

•	broadening our product and service offerings through the acquisition of innovative and complementary technologies and solutions;

•	streamlining our existing operations through site consolidations and strategic divestitures and expanding our business through strategic acquisitions; and

•

expanding operating margins by establishing a continuous improvement culture through formalized productivity programs and initiatives; and attracting, retaining, and developing talented and motivated employees.

Significant Events

2011 Restructuring Plan

We have continued to make progress on our 2011 restructuring program that began in the fourth quarter of 2011, with a goal of eliminating up to twelve (12) facilities. These reductions are expected to be achieved through a combination of site consolidations and exit of businesses. Three facilities have been eliminated as of March 30, 2012. During the three months ended March 30, 2012, we made significant progress in transferring our specialty lasers production activities from our East Setauket, New York facility to our Santa Clara, California facility. This consolidation will be completed during the second quarter of 2012. We incurred $2.7 million of charges during the three months ended March 30, 2012 related to the 2011 restructuring plan, comprised of cash related charges of $1.4 million, and non-cash charges related to accelerated depreciation for changes in estimated useful lives of certain long-lived assets for which we intend to exit of $1.3 million.

We expect to incur cash charges of $4.0 million to $5.0 million related to the 2011 restructuring plan, of which $2.5 million had been recorded through March 30, 2012. Additionally, we expect to incur non-cash restructuring charges, related to accelerated depreciation, of $3.0 million to $4.0 million, of which $2.3 million had been recorded through March 30, 2012. The Company expects to substantially complete the consolidation and exit of up to nine additional facilities in 2012 and 2013.

As part of the restructuring plan, our Semiconductor Systems segment, sold under the GSI brand name, and laser systems product lines, sold under the Control Laser and Baublys brand names, continue to be under strategic review as we intend to exit these businesses. In aggregate, these three businesses contributed approximately $13.6 million of revenue during the three months ended March 30, 2012, with operating profitability below most of our other business lines.

Overview of Financial Results

During the three months ended March 30, 2012, we reported net income of $1.4 million, compared to net income of $6.2 million during the prior year comparable period. Overall sales for the three months ended March 30, 2012 decreased $13.1 million compared to the three months ended April 1, 2011 primarily as a result of significant end-market pressures from a steep downturn in the microelectronics markets towards the end of 2011, which had peaked in the first half of 2011, particularly the semiconductor and printed circuit board (“PCB”) markets. During the three months ended April 1, 2011, we adopted the provisions of Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which amended the revenue recognition guidance for multi-element arrangements. Following our adoption of ASU 2009-13 during the three months ended April 1, 2011, we did not defer any revenue on new multiple-element orders placed in the quarter, delivered over multiple periods. For orders that had been deferred under multiple-element arrangements, delivered over multiple periods, entered into prior to the adoption of ASU 2009-13, we recognized $2.1 million of net revenue with net gross profit of $1.0 million in the three months ended April 1, 2011, with no comparable amount for the three months ended March 30, 2012. Also included in our operating results for the three months ended March 30, 2012 are non-recurring items, including a charge of $2.7 million in connection with our 2011 restructuring program, compared to $0.3 million of other non-recurring items for the prior year comparable period. In addition, our interest expense decreased from $3.7 million during the prior year comparable period to $0.8 million during the three months ended March 30, 2012 as a result of our reduction and refinancing of debt during 2011.

Results of Operations for the Three Months Ended March 30, 2012 Compared with the Three Months Ended April 1, 2011

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	March 30, 2012	April 1, 2011
Sales	100.0%	100.0%
Cost of goods sold	58.4	56.6

Gross profit	41.6	43.4

Operating expenses:
Research and development and engineering	9.4	8.9
Selling, general and administrative	24.1	21.0
Amortization of purchased intangible assets	0.8	1.1
Restructuring, restatement related costs and other	3.4	0.2
Post-emergence professional fees	0.0	0.1

Total operating expenses	37.7	31.3

Income from operations	3.9	12.1
Interest income	0.0	0.0
Interest expense	(1.0)	(4.0)
Foreign exchange transaction losses, net	(1.0)	(0.7)
Other income (expense), net	0.2	1.1

Income from operations before income taxes	2.1	8.5
Income tax provision	0.3	1.7

Consolidated net income	1.8	6.8
Less: Net income attributable to noncontrolling interest	0.0	0.0

Net income attributable to GSI Group Inc.	1.8%	6.8%

Sales

The following table sets forth external sales by segment for the periods noted (dollars in thousands):

	Three Months Ended
	March 30, 2012	April 1, 2011	Increase (Decrease)	Percentage Change
Laser Products	$29,778	$30,696	$(918)	(3.0)%
Precision Motion and Technologies	39,472	50,628	(11,156)	(22.0)%
Semiconductor Systems	9,557	10,534	(977)	(9.3)%

Total	$78,807	$91,858	$(13,051)	(14.2)%

Laser Products segment sales decreased by $0.9 million, or 3.0%, primarily attributable to lower market demand in our industrial lasers and laser systems, which were partially offset by a slight increase in our specialty lasers.

Precision Motion and Technologies segment sales decreased by $11.2 million, or 22.0%, primarily as a result of the continued downturn in the microelectronics market that began at the end of 2011, with a particularly sharp decline in demand for our printed circuit board spindles product line. Also, for orders that had been deferred under multiple-element arrangements, delivered over multiple periods, entered into prior to the adoption of ASU 2009-13, we recognized approximately $2.1 million of net revenue during the three months ended April 1, 2011, with no comparable amount for the three months ended March 30, 2012.

Semiconductor Systems segment sales decreased by $1.0 million, or 9.3%. We experienced a decrease in sales in our memory repair product line, which was partially offset by increases in equipment sales in our circuit trim product line. In addition, sales for the three months ended April 1, 2011 included $0.4 million, with no comparable amount during the three months ended March 30, 2012, that had been deferred from orders placed by customers prior to 2009, but had not been recognized in the period in which the order was shipped due to previously undelivered elements or unresolved commitments.

Gross Profit

The following table sets forth the external gross profit and external gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	March 30, 2012	April 1, 2011
Gross profit:
Laser Products	$10,253	$10,795
Precision Motion and Technologies	18,494	23,947
Semiconductor Systems	4,025	5,152

Total	$32,772	$39,894

Gross profit margin:
Laser Products	34.4%	35.2%
Precision Motion and Technologies	46.9%	47.3%
Semiconductor Systems	42.1%	48.9%

Total	41.6%	43.4%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory and warranty expenses, and shipping and handling costs, at any particular time.

Laser Products segment gross profit decreased $0.5 million, or 5.0%, primarily due to the 3.0% decrease in sales. The 0.8 percentage point decrease in gross profit margin was primarily attributable to a decrease in production capacity utilization from lower volume.

Precision Motion and Technologies segment gross profit decreased $5.5 million, or 22.8%, due to the 22.0% decrease in sales. The 0.4 percentage point decrease in gross profit margin was partially attributable to a decrease in production capacity utilization from lower volume partially offset by the completion of amortization for certain core technology intangible assets. Also, for orders that had been deferred under multiple-element arrangements, delivered over multiple periods, entered into prior to the adoption of ASU 2009-13, we recognized approximately $1.0 million of net gross profit during the three months ended April 1, 2011, with no comparable amount for the three months ended March 30, 2012.

Semiconductor Systems segment gross profit decreased $1.1 million, or 21.9%, due to product mix and the 9.3% decrease in sales. The 6.8 percentage point decrease in gross profit margin was primarily attributable to higher sales volume from equipment sales and a decrease in upgrade and retrofit sales.

Operating Expenses

The following table sets forth operating expenses for the periods noted (dollars in thousands):

	Three Months Ended
	March 30, 2012	April 1, 2011
Research and development and engineering	$7,435	$8,171
Selling, general and administrative	18,957	19,268
Amortization of purchased intangible assets	662	992
Restructuring, restatement related costs and other	2,667	183
Post-emergence professional fees	—	139

Total	$29,721	$28,753

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of labor, other employee-related expenses and materials. R&D expenses were $7.4 million, or 9.4% of sales, during the three months ended March 30, 2012, compared with $8.2 million, or 8.9% of sales, during the prior year comparable period. R&D expenses decreased in terms of total dollars due to lower project spending as a result of cost reduction efforts in certain product lines and increased as a percentage of sales due to the 14.2% decrease in sales without a comparable decrease in R&D spending.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management. SG&A expenses were $19.0 million, or 24.1% of sales, during the three months ended March 30, 2012, compared with $19.3 million, or 21.0% of sales, during the prior year comparable period. SG&A expenses, in terms of total dollars, decreased slightly between periods as a result of decreases in certain professional fees. SG&A increased as a percentage of sales as a result of the 14.2% decrease in sales without a comparable decrease in S&GA spending.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets was $0.7 million, or 0.8% of sales, during the three months ended March 30, 2012, compared with $1.0 million, or 1.1% of sales, during the prior year comparable period. The decreases, in terms of total dollars and as a percentage of sales, were related to the completion of amortization related to non-compete agreements acquired as part of the 2008 Excel acquisition.

Restructuring, Restatement Related Costs and Other

We recorded restructuring, restatement related costs and other charges of $2.7 million and $0.2 million during the three months ended March 30, 2012 and April 1, 2011, respectively.

During the three months ended March 30, 2012, we recorded a $2.7 million restructuring charge related to our 2011 restructuring program. Cash related charges, primarily severance, facilities and other related costs, totaled $1.4 million, while non-cash charges, primarily related to accelerated depreciation for changes in estimated useful lives of certain long-lived assets for which we intend to exit, totaled $1.3 million.

During the three months ended April 1, 2011, we recorded a $0.1 million restructuring charge related to revised assumptions for our abandoned lease at a German facility.

Other Income/Expense Items

The following table sets forth other income and expense items for the periods noted (dollars in thousands):

	Three Months Ended
	March 30, 2012	April 1, 2011
Interest income	$21	$20
Interest expense	(828)	(3,670)
Foreign exchange transactions losses, net	(790)	(692)
Other income (expense), net	188	1,030

Total	$(1,409)	$(3,312)

Interest Expense

The decrease in interest expense was attributable to the substantial reduction and refinancing of our debt during 2011, which was achieved through redemptions of our 12.25% Senior Secured PIK Elections Notes (the “2014 Notes”), which carried a 12.25% fixed rate interest, the refinancing of the remaining 2014 Notes, and repayments on our new variable rate Senior Credit Facility, which carried an approximate 3.3% interest rate as of March 30, 2012. During the three months ended March 30, 2012 and April 1, 2011, we incurred $0.3 million and $0.1 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs. We also incurred a $0.3 million non-cash interest expense charge related to reporting default PIK interest of 2% on our 2014 Notes in the three months ended April 1, 2011, with no comparable amount for the three months ended March 30, 2012.

Foreign Exchange Transaction Losses, Net

Foreign currency transaction losses, net, were $0.8 million during the three months ended March 30, 2012, compared to $0.7 million during the three months ended April 1, 2011 due to the weakening of the U.S. dollar against several foreign currencies during both periods.

Other Income (Expense), Net

Other income (expense), net, was $0.2 million during the three months ended March 30, 2012, compared to $1.0 million during the prior year comparable period, and is related to the earnings on our equity investment.

Income Taxes

The effective tax rate for the three months ended March 30, 2012 was a provision of 14.8%, compared to a provision of 20.0% for the prior year comparable period. The effective tax rate for the three months ended March 30, 2012 reflects our estimated annual effective tax rate and differs from the Canadian statutory rate of 25.0% primarily due to the income earned in jurisdictions with varying tax rates, an increase in our liability for uncertain tax positions, and the release of a portion of our valuation allowance.

We maintain a valuation allowance on our deferred tax assets in certain jurisdictions. A valuation allowance is required when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized.

In conjunction with our ongoing review of actual results and anticipated future earnings, we continuously reassess the possibility of releasing the valuation allowance currently in place on our deferred tax assets. It is reasonably possible that a significant portion of the valuation allowance will be released within the next twelve months. Such a release would be reported as a reduction to income tax expense without any impact on cash flows in the quarter in which it occurs.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, investments in businesses, and repayment of our debt and related interest expense. Our primary sources of liquidity are internally generated cash flows and borrowings under our revolving credit facility. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs for the foreseeable future, including at least the next twelve months. The availability of borrowings under our revolving credit facility provides an additional potential source of liquidity should it be required. In addition, we may seek to raise additional capital, which could be in the form of bonds, convertible debt or equity, to fund business development activities or other future investing cash requirements.

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long-term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, a decrease in demand for our products, our ability to integrate future acquisitions, deterioration in certain financial ratios, and market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Although much of our business is conducted through our subsidiaries, none of our subsidiaries are obligated to make funds available to us. Accordingly, our ability to make payments on our indebtedness and fund our operations may be dependent on the earnings and the distribution of funds from our subsidiaries. As of March 30, 2012, $29.6 million of our $50.4 million cash and cash equivalents was held by our subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations. Further, local laws, regulations and/or terms of our indebtedness may also restrict certain of our subsidiaries from paying dividends or otherwise transferring assets to us. However, in certain instances, we have identified excess cash for which we may repatriate and we have established deferred tax liabilities for the expected tax cost.

During the three months ended March 30, 2012, we made total debt payments of $12.5 million, comprised of a $2.5 million contractual term loan payment and a $10.0 million optional repayment of borrowings under the revolving credit facility, leaving a total principal debt outstanding on the Senior Credit Facility of $55.5 million at March 30, 2012, compared to $68.0 million at December 31, 2011.

The Credit Agreement applicable to our Senior Credit Facility contains various covenants that we believe are usual and customary for this type of agreement. The Senior Credit Facility includes a minimum adjusted EBITDA (as defined in the Credit Agreement), a maximum allowed leverage ratio, and a minimum required fixed charge coverage ratio. The following table summarizes these financial covenant requirements and our compliance as of March 30, 2012:

	Requirement	Actual
Minimum consolidated adjusted EBITDA	$40.0 million	$59.9 million
Maximum consolidated leverage ratio	2.50:1.00	0.96:1.00
Minimum consolidated fixed charge coverage ratio	1.50:1.00	4.35:1.00

We were compliant with the covenant requirements as of March 30, 2012. Availability under the revolving credit facility is subject to a borrowing base, which is based on certain accounts receivable and inventory assets in our U.S. and foreign subsidiaries. To the extent that our eligible accounts receivable and inventory balances decline, our borrowing base may decrease and the availability under the revolving credit facility may decrease below $40.0 million. As of March 30, 2012, we were eligible to borrow the maximum $40.0 million, of which $18.0 million was outstanding.

Cash Flows

Cash and cash equivalents totaled $50.4 million at March 30, 2012, compared to $54.8 million at December 31, 2011. The net decrease in cash and cash equivalents was primarily related to $12.7 million in repayments of our debt and capital lease obligations, and $1.4 million spending for capital expenditures. These cash outflows were partially offset by $9.1 million of cash generated by our operating activities, which resulted primarily from changes in our operating assets and liabilities, as well as a $2.8 million reduction in cash paid for interest during the three months ended March 30, 2012, compared to the three months ended April 1, 2011.

The following table summarizes our cash and cash equivalent balances, cash flows and unused and available funds under our revolving credit facility for the periods indicated (dollars in thousands):

	Three Months Ended
	March 30, 2012	April 1, 2011
Net cash provided by operating activities	$9,087	$5,609
Net cash used in investing activities	$(1,398)	$(1,194)
Net cash used in financing activities	$(12,728)	$—

	March 30, 2012	December 31, 2011
Cash and cash equivalents	$50,358	$54,835
Unused and available funds under revolving credit facility	$22,000	$12,000

Operating Cash Flows

Cash provided by operating activities was $9.1 million for the three months ended March 30, 2012, compared to $5.6 million for the three months ended April 1, 2011. Operating cash flows during the three months ended March 30, 2012 were impacted by several factors, including our earnings, restructuring costs, and interest payments on our debt.

The $9.1 million of cash provided by operating activities in 2012 was primarily related to our net income of $1.4 million, and non-cash adjustments to reconcile net income to net cash from operating activities totaling $6.5 million. Cash provided by operations during the three months ended March 30, 2012 improved over the comparable period last year due to an improvement in the changes in operating assets and liabilities totaling $1.2 million, partially offset by the decrease in net income.

The $5.6 million of cash provided by operating activities during the three months ended April 1, 2011 was primarily related to our net income of $6.3 million, and non-cash adjustments to reconcile net income to net cash used in operating activities totaling $4.2 million. Cash provided by operations was partially offset by changes in our operating assets and liabilities totaling $4.9 million, payments for various professional fees, and cash paid for interest of $3.3 million.

Investing Cash Flows

Cash used in investing activities for capital expenditures was $1.4 million during the three months ended March 30, 2012, compared to $1.2 million during the three months ended April 1, 2011. We expect additional capital expenditures of approximately $7.0 million to $8.0 million for the remainder of 2012.

Financing Cash Flows

Cash used in financing activities was $12.7 million during the three months ended March 30,2012, comprised of a quarterly $2.5 million contractual term loan payment, a $10.0 million optional revolving credit facility payment, and a $0.2 million capital lease payment. We did not have any financing activities during the three months ended April 1, 2011.

We are contractually obligated and expect to use $8.8 million of cash for the remainder of 2012 for financing activities, comprised of $7.5 million for our quarterly contractual term loan payments and $1.3 million for our capital lease obligations.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our debt, operating and capital leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Through March 30, 2012, we have not entered into any material new or modified contractual obligations since the end of the fiscal year ended December 31, 2011, with the exception of the new seven-year lease agreement signed in May 2012 for the Company’s Bedford, Massachusetts headquarters.

Off-Balance Sheet Arrangements

Through March 30, 2012, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes to our critical accounting policies through March 30, 2012 from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 3 to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuation and interest rate sensitivity. During the quarter ended March 30, 2012, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of March 30, 2012, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 30, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 30, 2012 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

During the third quarter of 2005, the Company’s French subsidiary, GSI Lumonics SARL (“GSI France”), filed for bankruptcy protection, which was granted on July 7, 2005. On April 18, 2006, the commercial court of Le Creusot (France) ordered GSI France to pay approximately 0.7 million Euros to SCGI in the context of a claim filed by SCGI that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. No appeal was lodged. On May 6, 2011, GSI Group Ltd. was served with summons from the official receiver of GSI France demanding that GSI Group Ltd. and the Company’s German subsidiary, GSI Group GmbH, appear before the Paris commercial court. GSI Group GmbH was subsequently served with a separate summons from the official receiver. The receiver claims (i) that the bankruptcy proceedings initiated against GSI France in 2005 should be extended to GSI Group Ltd. and GSI Group GmbH on the ground that GSI France’s decisions were actually made by GSI Group Ltd. and that GSI Group GmbH made financial advances for no consideration, which would reveal in both cases confusion of personhood, or (ii) alternatively, that GSI Group Ltd. be ordered to pay approximately 3.1 million Euros (i.e. the aggregate of GSI France’s liabilities, consisting primarily of approximately 0.7 million Euros to SCGI and approximately 2.4 million Euros to GSI Group GmbH). GSI Group Ltd. filed submissions on December 6, 2011 whereby it challenged the jurisdiction of the Paris commercial court over the claims raised by the receiver. After a request by the receiver, the Paris commercial court combined the cases against GSI Group Ltd. and GSI Group GmbH into a single case (docket number 2011/088718). The Paris commercial court has scheduled a special hearing on June 19, 2012 on the jurisdiction issue as well as on the receiver’s request for a stay of the proceedings.

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

IRS Claim

On April 5, 2010, the IRS filed amended proofs of claim aggregating approximately $7.7 million with the United States Bankruptcy Court for Delaware (the “Bankruptcy Court”) as part of the Company’s proceedings under Chapter 11 of the Bankruptcy Code. On July 13, 2010, the Company filed a complaint, GSI Group Corporation v. United States of America, in Bankruptcy Court in an attempt to recover refunds totaling approximately $18.8 million in federal income taxes the Company asserts it overpaid to the IRS relating to tax years 2000 through 2008, together with applicable interest. The complaint includes an objection to the IRS proofs of claim which the Company believes are not allowable claims and should be expunged in their entirety. Those tax proceedings remain pending, and their resolution in the ordinary course was not affected by the closing of the Chapter 11 Cases on September 2, 2011.

Item 1A.	Risk Factors

The Company’s risk factors are described in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes in the risks affecting the Company since the filing of such Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	3/14/12

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-180098	3.1	3/14/12

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

10.1	First Amendment to Credit Agreement, dated March 9, 2012, by and among GSI Group Corporation, GSI Group, Inc., Bank of America, N.A., as Administrative Agent, Silicon Valley Bank, and HSBC.	10-K	001-35083	10.69	3/14/12

10.2	Amended and Restated Lease Dated May 1, 2012 by and between GSI Group Inc. and 125 Middlesex Turnpike, LLC.	8-K	001-35083	10.1	5/4/12

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 30, 2012 and April 1, 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 30, 2012 and April 1, 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 30, 2012 and April 1, 2011, and (v) Notes to Consolidated Financial Statements.

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

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ John A. Roush John A. Roush	Director, Chief Executive Officer	May 8, 2012

/s/ Robert J. Buckley Robert J. Buckley	Chief Financial Officer	May 8, 2012

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	3/14/12

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-180098	3.1	3/14/12

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

10.1	First Amendment to Credit Agreement, dated March 9, 2012, by and among GSI Group Corporation, GSI Group, Inc., Bank of America, N.A., as Administrative Agent, Silicon Valley Bank, and HSBC.	10-K	001-35083	10.69	3/14/12

10.2	Amended and Restated Lease Dated May 1, 2012 by and between GSI Group Inc. and 125 Middlesex Turnpike, LLC.	8-K	001-35083	10.1	5/4/12

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 30, 2012 and April 1, 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 30, 2012 and April 1, 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 30, 2012 and April 1, 2011, and (v) Notes to Consolidated Financial Statements.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.