Form 10-Q
period 2012-06-29
GSI GROUP INC
filed 2012-08-07
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 30, 2012, there were 33,702,870 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	June 29, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$55,758	$54,835
Accounts receivable, net of allowance of $415 and $337, respectively	44,089	38,847
Income taxes receivable	22,579	22,707
Inventories	53,713	51,539
Deferred tax assets	5,310	5,335
Prepaid expenses and other current assets	5,545	5,385
Assets of discontinued operations	30,911	35,663

Total current assets	217,905	214,311
Property, plant and equipment, net of accumulated depreciation	33,107	35,955
Deferred tax assets	880	814
Other assets	6,526	7,048
Intangible assets, net	42,903	45,797
Goodwill	44,578	44,578

Total assets	$345,899	$348,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$10,000	$10,000
Accounts payable	19,114	12,532
Income taxes payable	2,290	1,835
Deferred revenue	1,074	852
Deferred tax liabilities	108	109
Accrued expenses and other current liabilities	19,939	18,927
Liabilities of discontinued operations	9,549	14,806

Total current liabilities	62,074	59,061
Long-term debt	43,000	58,000
Deferred tax liabilities	8,773	8,722
Income taxes payable	8,217	8,057
Other liabilities	5,555	5,303

Total liabilities	127,619	139,143

Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 33,694 and 33,478, respectively	423,856	423,856
Additional paid-in capital	20,225	17,931
Accumulated deficit	(221,506)	(227,760)
Accumulated other comprehensive loss	(4,678)	(5,024)

Total GSI Group Inc. stockholders’ equity	217,897	209,003
Noncontrolling interest	383	357

Total stockholders’ equity	218,280	209,360

Total liabilities and stockholders’ equity	$345,899	$348,503

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales	$70,379	$82,609	$135,565	$160,112
Cost of goods sold	39,712	45,609	77,217	89,370

Gross profit	30,667	37,000	58,348	70,742

Operating expenses:
Research and development and engineering	5,615	5,879	11,388	11,759
Selling, general and administrative	16,841	18,638	33,049	35,410
Amortization of purchased intangible assets	663	987	1,325	1,979
Restructuring, restatement related costs and other	2,451	(61)	4,668	122
Post-emergence professional fees	—	94	—	233

Total operating expenses	25,570	25,537	50,430	49,503

Income from operations	5,097	11,463	7,918	21,239
Interest expense, net	(678)	(3,397)	(1,487)	(7,049)
Foreign exchange transaction gains (losses), net	620	(125)	(272)	(810)
Other income (expense), net	45	354	232	1,384

Income from continuing operations before income taxes	5,084	8,295	6,391	14,764
Income tax provision	617	1,363	847	3,019

Income from continuing operations	4,467	6,932	5,544	11,745
Income from discontinued operations, net of tax	414	3,143	736	4,592

Consolidated net income	4,881	10,075	6,280	16,337
Less: Net income attributable to noncontrolling interest	(8)	(9)	(26)	(64)

Net income attributable to GSI Group Inc.	$4,873	$10,066	$6,254	$16,273

Earnings per common share from continuing operations:
Basic	$0.13	$0.21	$0.16	$0.35
Diluted	$0.13	$0.21	$0.16	$0.35
Earnings per common share from discontinued operations:
Basic	$0.01	$0.09	$0.02	$0.14
Diluted	$0.01	$0.09	$0.02	$0.14
Earnings per common share attributable to GSI Group Inc.:
Basic	$0.14	$0.30	$0.19	$0.49
Diluted	$0.14	$0.30	$0.18	$0.48

Weighted average common shares outstanding—basic	33,782	33,478	33,731	33,464
Weighted average common shares outstanding—diluted	33,953	33,595	33,915	33,564

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Consolidated net income	$4,881	$10,075	$6,280	$16,337
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,351)	784	(146)	3,009
Pension liability adjustments, net of tax (1)	376	76	492	151

Total other comprehensive income (loss)	(975)	860	346	3,160

Total consolidated comprehensive income	3,906	10,935	6,626	19,497
Less: Comprehensive income attributable to noncontrolling interest	(8)	(9)	(26)	(64)

Comprehensive income attributable to GSI Group Inc.	$3,898	$10,926	$6,600	$19,433

(1)	The tax effect on the component of comprehensive income is nominal for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	June 29, 2012	July 1, 2011
Cash flows from operating activities:
Consolidated net income	$6,280	$16,337

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,226	7,699
Share-based compensation	2,323	1,760
Deferred income taxes	(18)	(253)
Earnings from equity investment	(220)	(1,413)
Non-cash interest expense	536	459
Non-cash restructuring charges	2,545	34
Other non-cash items	109	24
Changes in operating assets and liabilities:
Accounts receivable	(2,824)	(2,620)
Inventories	(2,653)	(3,196)
Prepaid expenses and other current assets	1,342	4,200
Deferred revenue	(3,621)	(7,853)
Accounts payable, accrued expenses and income taxes receivable and payable	7,415	3,834
Other non-current assets and liabilities	411	(1,122)

Cash provided by operating activities	18,851	17,890

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,625)	(1,698)
Proceeds from the sale of property, plant and equipment	205	—

Cash used in investing activities	(2,420)	(1,698)

Cash flows from financing activities:
Other financing activities	(29)	—
Capital lease payments	(412)	—
Repayments of debt	(5,000)	—
Repayments of revolving credit facility	(10,000)	—

Cash used in financing activities	(15,441)	—
Effect of exchange rates on cash and cash equivalents	(67)	1,026

Increase in cash and cash equivalents	923	17,218
Cash and cash equivalents, beginning of period	54,835	56,781

Cash and cash equivalents, end of period	$55,758	$73,999

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,016	$6,605
Cash paid for income taxes	445	1,106
Income tax refunds received	222	14
Supplemental disclosure of non cash investing and financing activity:
Issuance of PIK notes	—	532

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 29, 2012

(Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”) design, develop, manufacture and sell laser-based solutions (primarily lasers), laser scanning devices, and precision motion and optical control technologies. Our technology is incorporated into customer products or manufacturing processes for a wide range of applications in a variety of markets, including: electronics, industrial, medical, and scientific. Our products enable customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications.

The accompanying unaudited consolidated financial statements have been prepared in U.S. dollars and in accordance with U.S. generally accepted accounting principles, applied on a consistent basis. The accounting policies underlying these unaudited consolidated financial statements are those set forth in Note 3 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Those policies are not presented herein, except to the extent that new policies have been adopted, or there is material current period activity or changes to our policies to disclose.

The Company’s unaudited interim financial statements are prepared on a quarterly basis ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. As discussed in Note 2, the Company classified the Semiconductor Systems and Laser Systems businesses as held for sale beginning in the second quarter of 2012. As a result, certain prior period information included in the consolidated statements has been reclassified to conform to the current period presentation.

The interim consolidated financial statements include the accounts of the Company and its 50% owned joint venture, Excel Laser Technology Private Limited (“Excel SouthAsia JV”). Intercompany transactions and balances have been eliminated. In the opinion of management, these interim consolidated financial statements include all significant adjustments and accruals necessary for a fair presentation of the results of the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment” (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 became effective for the Company in the second quarter of 2012. The adoption of ASU 2011-08 did not have an impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. Similar to goodwill impairment testing guidance under ASU 2011-08, the revised standard allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits entities to perform a qualitative assessment by considering events and circumstances which would impact the fair value of the entity’s indefinite-lived intangible assets to determine whether it is more likely than not that the fair value of the entity’s indefinite-lived intangible assets are impaired. If it is determined that this is the case, it is necessary to perform the currently prescribed two-step impairment test. Otherwise, the two-step impairment test is not required. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this amendment will not have a material impact on the Company’s consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 29, 2012

(Unaudited)

2. Discontinued Operations

Beginning in 2011, the Company conducted a strategic review of its businesses to focus its growth priorities and simplify the Company’s business model. In June 2012, the Company committed to a plan for the sale of the Semiconductor Systems operating segment, sold under the GSI brand name, and Laser Systems product lines, sold under the Control Laser and Baublys brand names. The Company expects to sell these businesses within twelve months. As a result, the Company began accounting for these businesses as discontinued operations beginning in the second quarter of 2012. The Company includes all current and historical results of these businesses in income from discontinued operations, net of tax, in the accompanying consolidated statements of operations. The Company classified the assets and liabilities for these businesses for the current and prior period in the consolidated balance sheets as current assets and current liabilities, respectively. The Company’s consolidated statements of cash flows include the cash flows from both continuing and discontinued operations.

The major components of the assets and liabilities of discontinued operations as of June 29, 2012 and December 31, 2011 are as follows (in thousands):

	June 29, 2012	December 31, 2011
Accounts receivable, net	$8,778	$11,320
Inventories	14,237	14,271
Other assets	1,054	2,616
Property, plant and equipment	6,842	7,456

Assets of discontinued operations	$30,911	$35,663

Accounts payable, accrued expenses and other current liabilities	$7,546	$8,861
Deferred revenue	1,179	5,061
Other liabilities	824	884

Liabilities of discontinued operations	$9,549	$14,806

The following table includes Semiconductor System and Laser Systems operating results which are presented as discontinued operations in the Company’s consolidated statement of operations and were historically included in the Semiconductor Systems and Laser Products segments, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales from discontinued operations	$15,103	$18,761	$28,724	$33,116
Income from discontinued operations before income taxes	$517	$3,318	$852	$4,678
Income from discontinued operations, net of tax	$414	$3,143	$736	$4,592

3. Bankruptcy Disclosures

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

Post-Emergence Professional Fees

Post-emergence professional fees represent costs incurred subsequent to bankruptcy emergence for financial and legal advisors to assist with matters in finalizing the bankruptcy process, including bankruptcy claim matters. Post-emergence professional fees totaled $0.1 million and $0.2 million during the three and six months ended July 1, 2011 with no comparable amounts during the three and six months ended June 29, 2012.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 29, 2012

(Unaudited)

4. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Total accumulated other comprehensive loss	Foreign currency translation adjustments	Pension liability adjustments
Balance at December 31, 2011	$(5,024)	$2,809	$(7,833)
Other comprehensive income	346	(146)	492

Balance at June 29, 2012	$(4,678)	$2,663	$(7,341)

During the six months ended June 29, 2012 and July 1, 2011, the Company reclassified $0.5 million and $0.1 million, respectively, of pension liability adjustments from accumulated other comprehensive loss into net income attributable to GSI Group Inc. The tax effects on the components of comprehensive income were nominal for all periods presented.

5. Earnings per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For diluted earnings per common share, the denominator also includes the dilutive effect of outstanding restricted stock awards and restricted stock units determined using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Numerators:
Income from continuing operations	$4,467	$6,932	$5,544	$11,745
Income from discontinued operations, net of tax	414	3,143	736	4,592
Less: Net income attributable to noncontrolling interest	(8)	(9)	(26)	(64)

Net income attributable to GSI Group Inc.	$4,873	$10,066	$6,254	$16,273

Denominators:
Weighted average common shares outstanding—basic	33,782	33,478	33,731	33,464
Dilutive potential common shares	171	117	184	100

Weighted average common shares outstanding—diluted	33,953	33,595	33,915	33,564

Antidilutive common shares excluded from above	—	117	—	85

Basic Earnings per Common Share:
From continuing operations	$0.13	$0.21	$0.16	$0.35
From discontinued operations	$0.01	$0.09	$0.02	$0.14
Basic earnings per share attributable to GSI Group Inc.	$0.14	$0.30	$0.19	$0.49

Diluted Earnings per Common Share:
From continuing operations	$0.13	$0.21	$0.16	$0.35
From discontinued operations	$0.01	$0.09	$0.02	$0.14
Diluted earnings per share attributable to GSI Group Inc.	$0.14	$0.30	$0.18	$0.48

6. Fair Value Measurements

Accounting Standards Codification (“ASC”) 820 establishes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1: Quoted prices for identical assets or liabilities in active markets which the Company can access.

•	Level 2: Observable inputs other than those described in Level 1.

•	Level 3: Unobservable inputs.

The Company’s cash equivalents are investments in money market accounts, which represent the only asset the Company measures at fair value on a recurring basis. Cash equivalents of $8.6 million and $4.1 million as of June 29, 2012 and December 31, 2011, respectively, are classified as Level 1 in the fair value hierarchy because they are valued at quoted prices in active markets. The fair values of cash equivalents, accounts receivable, income taxes receivable, accounts payable, income taxes payable, and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature. See Note 9 to Consolidated Financial Statements for discussion of the estimated fair value of the Company’s outstanding debt.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 29, 2012

(Unaudited)

7. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. There were no changes in the carrying amount of goodwill during the three and six months ended June 29, 2012. The Company performed its annual goodwill impairment test at the beginning of the second quarter and noted no impairment of goodwill.

Goodwill by reportable segment as of June 29, 2012 and December 31, 2011 is as follows (in thousands):

	Reportable Segment		Total
	Laser Products	Precision Motion and Technologies
Goodwill	$67,926	$108,306	$176,232
Accumulated impairment of goodwill	(54,099)	(77,555)	(131,654)

	$13,827	$30,751	$44,578

Intangible Assets

Intangible assets as of June 29, 2012 and December 31, 2011, respectively, are summarized as follows (in thousands):

	June 29, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and acquired technology	$61,405	$(49,059)	$12,346	$61,279	$(47,350)	$13,929
Customer relationships	33,157	(17,724)	15,433	33,115	(16,514)	16,601
Trademarks, trade names and other	5,720	(3,623)	2,097	5,692	(3,452)	2,240

Amortizable intangible assets	100,282	(70,406)	29,876	100,086	(67,316)	32,770

Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027

Totals	$113,309	$(70,406)	$42,903	$113,113	$(67,316)	$45,797

All definite-lived intangible assets are amortized on a straight-line basis over their remaining useful life. Amortization expense was $1.5 million and $2.0 million for the three months ended June 29, 2012 and July 1, 2011, respectively, and $2.9 million and $4.0 million for the six months ended June 29, 2012 and July 1, 2011, respectively.

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	June 29, 2012	December 31, 2011
Raw materials	$33,051	$30,406
Work-in-process	12,078	12,943
Finished goods	6,832	6,563
Demo and consigned inventory	1,752	1,627

Total inventories	$53,713	$51,539

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 29, 2012

(Unaudited)

Accrued Expenses and Other Current Liabilities

	June 29, 2012	December 31, 2011
Accrued compensation and benefits	$7,575	$7,512
Accrued warranty	2,932	3,035
Customer deposits	2,434	380
Other	6,998	8,000

Total	$19,939	$18,927

Accrued Warranty

	Six Months Ended
	June 29, 2012	July 1, 2011
Balance at beginning of the period	$3,035	$3,174
Provision charged to cost of goods sold	1,578	1,032
Use of provision	(1,699)	(1,302)
Foreign currency exchange rate changes	18	67

Balance at end of period	$2,932	$2,971

9. Debt

Debt consisted of the following (in thousands):

	June 29, 2012	December 31, 2011
Senior Credit Facility—term loan	$10,000	$10,000

Total current portion of long-term debt	$10,000	$10,000

Senior Credit Facility—term loan	$25,000	$30,000
Senior Credit Facility—revolving credit facility	18,000	28,000

Total long-term debt	$43,000	$58,000

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

The Credit Agreement contains various customary representations, warranties and covenants applicable to the Company and its subsidiaries, including, without limitation, (i) covenants regarding maximum leverage ratio and minimum fixed charge coverage ratio; (ii) limitations on dividend payments and stock repurchases; (iii) limitations on fundamental changes involving the Company or its subsidiaries; (iv) limitations on the disposition of assets and; (v) limitations on indebtedness, investments, restricted payments and liens. The Company is in compliance with these covenants as of June 29, 2012. On July 19, 2012, the Company entered into an amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment provides that the Company has satisfied the Burnoff Condition (as defined in the Credit Agreement) contained in the Credit Agreement effective as of July 19, 2012, which eliminates the requirement for the Company to meet the borrowing base financial restriction and minimum EBIDTA covenant contained in the Credit Agreement.

Interest Expense

The interest rates on the term loan and revolving credit facility were 2.97% and 2.85%, respectively, at June 29, 2012. Interest expense on the Senior Credit Facility for the three and six months ended June 29, 2012 was $0.4 million and $1.0 million, respectively. In addition, the Company recorded $0.3 million and $0.5 million of non-cash amortization of deferred financing costs for the three and six months ended June 29, 2012, respectively.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 29, 2012

(Unaudited)

Interest expense of $3.4 million and $7.1 million for the three and six months ended July 1, 2011, respectively, was related to the 12.25% Senior Secured PIK Election Notes which were extinguished in October 2011.

Fair Value of Debt

As of June 29, 2012 and December 31, 2011, the outstanding balance of the Company’s Senior Credit Facility of $53.0 million and $68.0 million, respectively, approximated fair value based on current rates available to the Company for debt of the same maturity, and is therefore classified as Level 2 within the fair value hierarchy.

10. Share-Based Compensation

The table below summarizes activities relating to restricted stock units issued and outstanding under the 2010 Incentive Award Plan during the six months ended June 29, 2012:

	Restricted Stock Units (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	741	$10.94
Granted	301	11.50
Vested	(139)	11.67
Forfeited	(4)	9.34

Unvested at June 29, 2012	899	$11.02

Expected to vest as of June 29, 2012	887

The total fair value of restricted stock units that vested during the six months ended June 29, 2012 was $1.6 million based on the market price of the underlying stock on the day of vesting.

The Company recognized share-based compensation expense totaling $1.0 million and $0.8 million during the three months ended June 29, 2012 and July 1, 2011, respectively, and $2.3 million and $1.8 million during the six months ended June 29, 2012 and July 1, 2011, respectively. Share-based compensation expense is primarily included in selling, general, and administrative expense in the Company’s consolidated statements of operations and as an increase to additional paid-in capital on the Company’s consolidated balance sheets. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period, typically three years, net of estimated forfeitures. The forfeiture rate is determined based on anticipated forfeitures and actual experience.

Share-based compensation expense recorded includes compensation expense of $0.5 million and $0.6 million for 43,991 and 42,536 deferred stock units granted during the six months ended June 29, 2012 and July 1, 2011, respectively, to members of the Company’s Board of Directors pursuant to the Company’s 2010 Incentive Award Plan. The expense associated with the respective deferred stock units was recognized in full on the respective date of grant, as the deferred stock units were fully vested and nonforfeitable upon grant. Each deferred stock unit represents the right to receive one share of the Company’s common stock on the date of termination of the holder’s service as a board member.

11. Employee Benefit Plans

The net periodic pension cost for the U.K. defined benefit pension plan includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Components of the net periodic pension cost:
Interest cost	$344	$382	$685	$757
Expected return on plan assets	(315)	(398)	(628)	(789)
Amortization of actuarial loss	98	57	195	113

Net periodic pension cost	$127	$41	$252	$81

The net periodic pension cost for the Japan defined benefit pension plan for the three and six months ended June 29, 2012 and July 1, 2011 was not material.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 29, 2012

(Unaudited)

12. Income Taxes

At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 25.0% in the determination of the estimated annual effective tax rate. The Company’s reported effective tax rate on income from continuing operations of 12.1% and 13.3% for the three and six months ended June 29, 2012, respectively, differs from the expected Canadian federal statutory rate of 25.0% primarily due to the release of a portion of the Company’s valuation allowance, the income earned in jurisdictions with varying tax rates, and an increase in the Company’s liability for uncertain tax positions.

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

13. Restructuring, Restatement Related Costs and Other

The following table summarizes restructuring, restatement related costs and other expenses in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
2011 restructuring	$2,444	$—	$4,652	$—
Germany restructuring	7	(75)	16	60

Restructuring charges	2,451	(75)	4,668	60
Restatement related costs and other charges	—	14	—	62

Total restructuring, restatement related costs and other	$2,451	$(61)	$4,668	$122

2011 Restructuring

In November 2011, the Company announced a strategic initiative (“2011 restructuring”), which aims to consolidate operations to reduce our cost structure and improve operational efficiency. As part of this initiative, the Company expects to eliminate up to 12 facilities through consolidation of certain manufacturing, sales and distribution facilities and exit of businesses. Four facilities have been eliminated as of June 29, 2012. The Company expects to substantially complete the consolidation and exit of up to eight additional facilities in 2012 and 2013. Six of these facilities will be exited as a consequence of the expected sale of the Semiconductor Systems and Laser Systems businesses. During the three and six months ended June 29, 2012, the Company recorded restructuring costs of $2.4 million and $4.7 million, respectively. Cash charges, including severance and relocation costs, facility closure costs and consulting costs related to restructuring efforts were $1.8 million and $2.8 million for the three and six months ended June 29, 2012, respectively. Non-cash charges related to accelerated depreciation for changes in estimated useful lives of certain long-lived assets for which the Company intends to exit were $0.6 million and $1.9 million for the three and six months ended June 29, 2012, respectively. The Company expects to incur cash charges from continuing operations of $4.5 million to $5.5 million related to the 2011 restructuring plan, of which $3.8 million had been recorded through June 29, 2012. Additionally, the Company expects to incur non-cash restructuring charges from continuing operations, related to accelerated depreciation, of $2.8 million to $3.5 million, of which $2.8 million had been recorded through June 29, 2012.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 29, 2012

(Unaudited)

The following summarizes restructuring costs for each segment and unallocated corporate costs related to the 2011 restructuring plan (in thousands):

	Three Months Ended	Six Months Ended	Cumulative Costs for Plan
	June 29, 2012	June 29, 2012	June 29, 2012

Laser Products	$1,844	$3,964	$5,607
Precision Motion and Technologies	164	200	412
Unallocated corporate costs	436	488	600

Total restructuring costs	$2,444	$4,652	$6,619

A total of $1.4 million of cumulative restructuring charges incurred through June 29, 2012 related to severance, consulting costs and accumulated depreciation were reclassified from restructuring into discontinued operations as such charges relate to businesses classified as discontinued operations.

Germany Restructuring

As a result of restructuring programs undertaken in prior years for the Company’s Munich, Germany facility within the Precision Motion and Technologies segment, the Company has a $0.4 million accrual for its remaining lease obligations as of June 29, 2012. The Company recorded charges of less than $0.1 million during both the three and six months ended June 29, 2012 related to the accretion of the restructuring liability. During the three and six months ended July 1, 2011, the Company recorded $(0.1) million and $0.1 million, respectively, of restructuring (benefits) charges related to the accretion of the restructuring liability and revised future lease payment assumptions. As of June 29, 2012, the cumulative expense related to this restructuring plan is $4.7 million.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring charges recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Accelerated Depreciation	Other
Balance at December 31, 2011	$1,561	$470	$1,062	$—	$29
Restructuring charges	4,668	1,562	41	1,891	1,174
Cash payments	(2,567)	(836)	(625)	—	(1,106)
Non-cash write-offs or other adjustments	(1,919)	4	(31)	(1,891)	(1)

Balance at June 29, 2012	$1,743	$1,200	$447	$—	$96

14. Commitments and Contingencies

Operating Leases

The Company leases certain equipment and facilities under operating lease agreements. There have been no material changes to the Company’s operating leases or other commitments through June 29, 2012 from those discussed in Note 12 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, other than the new seven-year lease agreement for the existing Bedford facility signed in May 2012. Under the terms of the new lease, the lease term is extended from May 2013 to May 2019. The Company will pay annual rent of $1.5 million through the end of the lease term.

Legal Proceedings

During the third quarter of 2005, the Company’s French subsidiary, GSI Lumonics SARL (“GSI France”), filed for bankruptcy protection, which was granted on July 7, 2005. On April 18, 2006, the commercial court of Le Creusot (France) ordered GSI France to pay approximately 0.7 million Euros to SCGI in the context of a claim filed by SCGI that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. No appeal was lodged. On May 6, 2011, GSI Group Ltd. was served with summons from the official receiver of GSI France demanding that GSI Group Ltd. and the Company’s German subsidiary, GSI Group GmbH, appear before the Paris commercial court. GSI Group GmbH was subsequently served with a separate summons from the official receiver. The cases against GSI Group Ltd. and GSI Group GmbH were subsequently combined into a single case (docket number 2011/088718). The receiver claimed (i) that the bankruptcy proceedings initiated against GSI France in 2005 should be extended to GSI Group Ltd. and GSI Group GmbH on the ground that GSI France’s decisions were actually made by GSI Group Ltd. and that GSI Group GmbH made financial advances for no consideration, which would reveal in both cases confusion of personhood, or

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 29, 2012

(Unaudited)

(ii) alternatively, that GSI Group Ltd. be ordered to pay approximately 3.1 million Euros (i.e. the aggregate of GSI France’s liabilities, consisting primarily of approximately 0.7 million Euros to SCGI and approximately 2.4 million Euros to GSI Group GmbH) on the ground that GSI Group Ltd. is liable in tort for having disposed of GSI France’s assets freely and for having paid all of GSI France’s debts except for the liability to SCGI. On June 19, 2012, the receiver withdrew its claim with respect to extending the bankruptcy proceedings to GSI Group Ltd. and GSI Group GmbH, and as a result only the tort claim remains pending before the court. The Company currently does not believe a loss is probable. Accordingly, no accrual has been made in the Company’s accompanying consolidated financial statements with respect to this claim.

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

15. Segment Information

Reportable Segments

The Company evaluates the performance of and allocates resources to its segments based on sales and gross profit. The Company reports operating expenses and assets on a consolidated basis to the chief operating decision maker, which is the Chief Executive Officer. The Company’s reportable segments have been identified based on commonality of end markets, customers and technologies amongst the Company’s individual product lines, which is consistent with the Company’s operating structure and associated management structure.

The Company previously operated in three reportable segments: Laser Products, Precision Motion and Technologies and Semiconductor Systems. The Company committed to a plan for the sale of the Semiconductor Systems and Laser Systems businesses in the second quarter of 2012. As a result, these businesses have been reported as discontinued operations in the consolidated financial statements. Reportable segment financial information has been revised to exclude these businesses. The remaining reportable segments and their principal activities consist of the following:

Laser Products

The Laser Products segment designs, manufactures and markets photonics-based solutions to customers worldwide. The segment serves highly demanding photonics-based applications such as cutting, welding, marking and scientific research. The segment sells these products both directly utilizing a highly technical sales force and indirectly through resellers and distributors.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 29, 2012

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

Reportable Segment Financial Information

The following represents sales and gross margin of the Company’s reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales
Laser Products	$26,299	$29,971	$52,014	$56,846
Precision Motion and Technologies	44,080	52,638	83,551	103,266

Total	$70,379	$82,609	$135,565	$160,112

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Gross Profit
Laser Products	$8,612	$12,332	$17,876	$22,485
Precision Motion and Technologies	22,290	25,198	40,889	49,225
Corporate (1)	(235)	(530)	(417)	(968)

Total	$30,667	$37,000	$58,348	$70,742

(1)	Corporate costs primarily represent unallocated overhead related to discontinued operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We design, develop, manufacture and sell laser-based solutions (primarily lasers), laser scanning devices, and precision motion and optical control technologies. Our technology is incorporated into customer products or manufacturing processes for a wide range of applications in a variety of markets, including: electronics, industrial, medical, and scientific. Our products enable customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications.

Our Laser Products segment designs, manufactures and markets photonics-based solutions to customers worldwide. The segment serves highly demanding photonics-based applications such as cutting, welding, marking and scientific research. The segment sells these products both directly utilizing a highly technical sales force and indirectly through resellers and distributors.

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

Significant Events and Updates

Discontinued Operations

Beginning in 2011, we conducted a strategic review of our businesses to focus our growth priorities and simplify our business model. In June 2012, we committed to a plan for the sale of the Semiconductor Systems operating segment, sold under the GSI brand name, and Laser Systems product lines, sold under the Control Laser and Baublys brand names. We expect to sell these businesses within twelve months. We began accounting for these businesses as discontinued operations in the second quarter of 2012 and all current and prior period income statement information presented has been revised to reflect the results of these businesses as discontinued operations.

2011 Restructuring Plan Update

We have continued to make progress on our 2011 restructuring program that began in the fourth quarter of 2011, with a goal of eliminating up to twelve (12) facilities. These reductions are expected to be achieved through a combination of site consolidations and divestitures, with divestitures resulting in the elimination of up to six facilities. Four facilities have been eliminated as of June 29, 2012. During the second quarter of 2012, we completed the transfer of our specialty lasers production activities from our East Setauket, New York facility to our Santa Clara, California facility, began executing on the consolidation of our German operations, and substantially completed the closure of our optics production facility in California. In addition, we continue to make progress in the consolidation of our laser scanners business into our Bedford, Massachusetts facility.

We incurred $2.4 million and $4.7 million of charges during the three and six months ended June 29, 2012, respectively, related to the 2011 restructuring plan. These consisted of cash charges of $1.8 million and $2.8 million, respectively, and non-cash charges of $0.6 million and $1.9 million, respectively, primarily related to accelerated depreciation resulting from changes in estimated useful lives of certain long-lived assets for which we intend to exit.

We expect to incur cash charges of $4.5 million to $5.5 million related to the 2011 restructuring plan, of which $3.8 million had been recorded through June 29, 2012. Additionally, we expect to incur non-cash restructuring charges, related to accelerated depreciation, of $2.8 million to $3.5 million, of which $2.8 million had been recorded through June 29, 2012. We expect to substantially complete the consolidation and exit of up to eight additional facilities in 2012 and 2013. A total of $0.8 million and $1.3 million of restructuring expenses for the three and six months ended June 29, 2012, respectively, were reclassified into discontinued operations. A total of $1.4 million of cumulative restructuring expenses recorded through June 29, 2012 were reclassified into discontinued operations.

Overview of Financial Results

Overall sales for the three months ended June 29, 2012 decreased $12.2 million, or 15%, compared to the prior year comparable period primarily as a result of significant end-market pressures from a steep downturn in the microelectronics markets towards the end of 2011 which, we believe, had peaked in the first half of 2011, particularly in the printed circuit board (“PCB”) market. To a lesser extent, the decrease was attributable to lower specialty laser sales, which serve scientific end markets. The year-over-year comparison is also affected significantly by our adoption of Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which amended the revenue recognition guidance for multi-element arrangements. Following our adoption of ASU 2009-13 as of the beginning of 2011, we did not defer any revenue on new multiple-element orders received from customers during the period but delivered over multiple periods. For orders that had been deferred under multi-element arrangements, delivered over multiple periods, entered into prior to the adoption of ASU 2009-13, we recognized $4.2 million of net revenue with net gross profit of $1.5 million in the three months ended July 1, 2011, with no comparable amount for the three months ended June 29, 2012.

Income from operations for the three months ended June 29, 2012 of $5.1 million decreased $6.4 million, or 56%, versus the prior year comparable period. This decrease was primarily attributable to a decrease in gross margin as a result of lower sales, product mix, and a $2.4 million charge in connection with our 2011 restructuring program, compared to a $0.1 million restructuring benefit for the prior year comparable period. Partially offsetting the decrease in income from operations was lower spending on selling, general, and administrative costs and savings resulting from restructuring actions taken in the fourth quarter of 2011 and the first half of 2012.

Diluted earnings per share (“EPS”) from continuing operations of $0.13 in the three months ended June 29, 2012 decreased $0.08 from the prior year comparable period largely because of a decrease in operating profit of $6.4 million. The decrease in operating profit was partially offset by a $2.7 million reduction in interest expense for the three months ended June 29, 2012 as a result of the reduction and refinancing of our debt during the second half of 2011.

Results of Operations for the Three and Six Months Ended June 29, 2012 Compared with the Three and Six Months Ended July 1, 2011

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.4	55.2	57.0	55.8

Gross profit	43.6	44.8	43.0	44.2

Operating expenses:
Research and development and engineering	8.0	7.1	8.4	7.3
Selling, general and administrative	23.9	22.6	24.4	22.1
Amortization of purchased intangible assets	0.9	1.2	1.0	1.2
Restructuring, restatement related costs and other	3.6	(0.1)	3.4	0.1
Post-emergence professional fees	0.0	0.1	0.0	0.2

Total operating expenses	36.4	30.9	37.2	30.9

Income from operations	7.2	13.9	5.8	13.3
Interest expense, net	(1.0)	(4.1)	(1.1)	(4.4)
Foreign exchange transaction gains (losses), net	0.9	(0.2)	(0.2)	(0.5)
Other income (expense), net	0.1	0.4	0.2	0.8

Income from continuing operations before income taxes	7.2	10.0	4.7	9.2
Income tax provision	0.9	1.6	0.6	1.9

Income from continuing operations	6.3	8.4	4.1	7.3
Income from discontinued operations, net of tax	0.6	3.8	0.5	2.9

Consolidated net income	6.9	12.2	4.6	10.2
Less: Net income attributable to noncontrolling interest	0.0	0.0	0.0	0.0

Net income attributable to GSI Group Inc.	6.9%	12.2%	4.6%	10.2%

Sales

The following table sets forth sales by segment for the periods noted (dollars in thousands):

	Three Months Ended
	June 29, 2012	July 1, 2011	Increase (Decrease)	Percentage Change
Laser Products	$26,299	$29,971	$(3,672)	(12.3)%
Precision Motion and Technologies	44,080	52,638	(8,558)	(16.3)%

Total	$70,379	$82,609	$(12,230)	(14.8)%

	Six Months Ended
	June 29, 2012	July 1, 2011	Increase (Decrease)	Percentage Change
Laser Products	$52,014	$56,846	$(4,832)	(8.5)%
Precision Motion and Technologies	83,551	103,266	(19,715)	(19.1)%

Total	$135,565	$160,112	$(24,547)	(15.3)%

Laser Products

Laser Products segment sales for the three months ended June 29, 2012 decreased by $3.7 million, or 12.3%, primarily due to a significant decline in sales of our specialty lasers, sold into the scientific markets. This business line was negatively impacted by a delay in research funding to our customers in the scientific market, particularly in Europe, and some interruption from the Company’s 2011 restructuring initiative. Although overall Laser Products sales decreased, we are seeing significant demand for our fiber lasers, which increased significantly versus the prior year comparable period.

Laser Products segment sales for the six months ended June 29, 2012 decreased by $4.8 million, or 8.5%, due to similar business dynamics to those we experienced during the three months ended June 29, 2012.

Precision Motion and Technologies

Precision Motion and Technologies segment sales for the three months ended June 29, 2012 decreased by $8.6 million, or 16.3%, primarily due to a decrease in demand in the microelectronics markets beginning at the end of 2011, with a particularly sharp decline in demand for our printed circuit board spindles. While many of our business lines began experiencing stronger demand, the over 40% decline in our air bearing spindles business line has more than offset their improvements. Furthermore, the decrease in sales was also attributable to approximately $3.6 million of net revenue recognized in the three months ended July 1, 2011, with no comparable amount for the three months ended June 29, 2012, for orders that had been deferred under multiple-element arrangements, delivered over multiple periods, entered into prior to the adoption of ASU 2009-13.

Precision Motion and Technologies segment sales for the six months ended June 29, 2012 decreased by $19.7 million, or 19.1%, due to similar business dynamics we experienced in the three months ended June 29, 2012. Similarly, we recognized approximately $5.7 million of net revenue during the six months ended July 1, 2011, with no comparable amount for the six months ended June 29, 2012, for orders that had been deferred under multiple-element arrangements, delivered over multiple periods, entered into prior to the adoption of ASU 2009-13.

Gross Profit

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Gross profit:
Laser Products	$8,612	$12,332	$17,876	$22,485
Precision Motion and Technologies	22,290	25,198	40,889	49,225
Corporate	(235)	(530)	(417)	(968)

Total	$30,667	$37,000	$58,348	$70,742

Gross profit margin:
Laser Products	32.7%	41.1%	34.4%	39.6%
Precision Motion and Technologies	50.6%	47.9%	48.9%	47.7%

Total	43.6%	44.8%	43.0%	44.2%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory and warranty expenses, and shipping and handling costs, at any particular time.

Laser Products

Laser Products segment gross profit for the three months ended June 29, 2012 decreased $3.7 million, or 30.2%, primarily due to the 12.3% decrease in sales. Laser Products segment gross profit margin was 32.7% for the three months ended June 29, 2012, compared with a gross profit margin of 41.1% for the prior year comparable period. The 8.4 percentage point decrease in gross profit margin was primarily attributable to a decrease in manufacturing capacity utilization from lower specialty laser sales and a significant ramp-up in manufacturing costs for our fiber lasers business line to meet the demand expectations for this business over the next twelve months.

Laser Products segment gross profit for the six months ended June 29, 2012 decreased by $4.6 million, or 20.5%. Laser Products segment gross profit margin was 34.4% during the six months ended June 29, 2012, compared with a gross profit margin of 39.6% during the prior year comparable period. The decrease in gross profit and gross profit margin was due to similar factors that affected our gross profit and gross profit margins during the three months ended June 29, 2012.

Precision Motion and Technologies

Precision Motion and Technologies segment gross profit for the three months ended June 29, 2012 decreased $2.9 million, or 11.5%, due to the 16.3% decrease in sales. The Precision Motion and Technologies segment gross profit margin was 50.6% during the three months ended June 29, 2012, compared with a gross profit margin of 47.9% during the prior year comparable period. The 2.7 percentage point increase in gross profit margin was attributable to a change in product mix and the completion of amortization for certain intangible assets. The increase in the gross profit percentage was offset by approximately $1.3 million of net gross profit recognized during the three months ended July 1, 2011, with no comparable amount for the three months ended June 29, 2012, for orders that had been deferred under multiple-element arrangements, delivered over multiple periods, entered into prior to the adoption of ASU 2009-13.

Precision Motion and Technologies segment gross profit for the six months ended June 29, 2012 decreased by $8.3 million, or 16.9%. The Precision Motion and Technologies segment gross profit margin was 48.9% during the six months ended June 29, 2012, compared with a gross profit margin of 47.7% during the prior year comparable period. The overall decrease in gross profit was due to the overall net decrease in sales and approximately $2.3 million of net gross profit recognized during the six months ended July 1, 2011, with no comparable amount for the six months ended June 29, 2012, for orders that had been deferred under multiple-element arrangements, delivered over multiple periods, entered into prior to the adoption of ASU 2009-13.

Operating Expenses

The following table sets forth operating expenses for the periods noted (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Research and development and engineering	$5,615	$5,879	$11,388	$11,759
Selling, general and administrative	16,841	18,638	33,049	35,410
Amortization of purchased intangible assets	663	987	1,325	1,979
Restructuring, restatement related costs and other	2,451	(61)	4,668	122
Post-emergence professional fees	—	94	—	233

Total	$25,570	$25,537	$50,430	$49,503

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee compensation and related expenses and R&D materials. R&D expenses were $5.6 million, or 8.0% of sales, for the three months ended June 29, 2012, compared with $5.9 million, or 7.1% of sales, during the prior year comparable period. R&D expenses decreased in terms of total dollars as a result of savings achieved through the closure of our East Setauket, New York facility, which is part of the 2011 restructuring plan.

R&D expenses for the six months ended June 29, 2012 were $11.4 million, or 8.4% of sales, compared with $11.8 million, or 7.3% of sales, during the prior year comparable period. R&D expenses, in terms of total dollars, decreased as a result of savings achieved from our 2011 restructuring plan.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management. SG&A expenses were $16.8 million, or 23.9% of sales, during the three months ended June 29, 2012, compared with $18.6 million, or 22.6% of sales, during the prior year comparable period. SG&A expenses, in terms of total dollars, decreased between periods primarily as a result of decreases in certain professional fees and savings from actions taken as part of the Company’s 2011 restructuring plan.

SG&A expenses were $33.0 million, or 24.4% of sales, during the six months ended June 29, 2012, compared with $35.4 million, or 22.1% of sales, during the prior year comparable period. SG&A expenses, in terms of total dollars, decreased primarily as a result of a decrease in professional service fees, a decrease in sales commissions due to a decline in sales and, to a lesser extent, savings from actions taken as part of the Company’s 2011 restructuring plan.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold, was $0.7 million, or 0.9% of sales, during the three months ended June 29, 2012, compared with $1.0 million, or 1.2% of sales, during the prior year comparable period. The decreases, in terms of total dollars and as a percentage of sales, were related to the completion of amortization related to non-compete agreements acquired as part of the 2008 Excel acquisition.

Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold, was $1.3 million, or 1.0% of sales, during the six months ended June 29, 2012, compared with $2.0 million, or 1.2% of sales, during the prior year comparable period. Consistent with the three months ended June 29, 2012, the decrease in terms of total dollars was due to the completion of amortization related to non-compete agreements acquired as part of the 2008 Excel acquisition.

Restructuring, Restatement Related Costs and Other

We recorded restructuring, restatement related costs and other charges of $2.5 million during the three months ended June 29, 2012, compared with $(0.1) million during the prior year comparable period. During the three months ended June 29, 2012, we recorded a $2.4 million restructuring charge related to our 2011 restructuring program. Cash related charges, primarily severance, facility and other related costs, totaled $1.8 million, while non-cash charges, primarily related to accelerated depreciation for changes in estimated useful lives of certain long-lived assets for which we intend to exit, totaled $0.6 million. During the prior year comparable period, we recorded a $0.1 million restructuring benefit related to revised assumptions for our abandoned facility in Germany.

We recorded restructuring, restatement related costs and other charges of $4.7 million during the six months ended June 29, 2012, compared with $0.1 million during the prior year comparable period. During the six months ended June 29, 2012, we recorded a $4.7 million restructuring charge related to our 2011 restructuring program. Cash related charges, primarily severance, facility and other related costs, totaled $2.8 million while non-cash charges, primarily related to accelerated depreciation for changes in estimated useful lives of certain long-lived assets for which we intend to exit, totaled $1.9 million. During the prior year comparable period, we recorded a $0.1 million restructuring charge related to revised assumptions for our abandoned facility in Germany.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Interest expense, net	$(678)	$(3,397)	$(1,487)	$(7,049)
Foreign exchange transactions gains (losses), net	620	(125)	(272)	(810)
Other income (expense), net	45	354	232	1,384

Total	$(13)	$(3,168)	$(1,527)	$(6,475)

Interest Expense, Net

The decrease in net interest expense was attributable to the substantial reduction and refinancing of our debt during 2011, which was achieved through partial redemptions of our 12.25% Senior Secured PIK Elections Notes (the “2014 Notes”), which carried a 12.25% fixed interest rate, the refinancing of the remaining 2014 Notes, and repayments on our new variable rate Senior Credit Facility, which carried an approximate 2.9% weighted average interest rate as of June 29, 2012. During the three months ended June 29, 2012 and July 1, 2011, we incurred $0.3 million and $0.1 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.

The dynamics affecting our decrease in interest expense, net during the three months ended June 29, 2012 also impacted interest expense during the six month period. During the six months ended June 29, 2012, we incurred $0.5 million of non-cash interest expense primarily related to the amortization of deferred financing costs. During the six months ended July 1, 2011, we incurred $0.5 million of non-cash interest expense related to the amortization of deferred financing costs and PIK interest of $0.3 million related to the 2014 Notes.

Foreign Exchange Transaction Gains (Losses), Net

Foreign currency transaction gains (losses), net, were $0.6 million during the three months ended June 29, 2012, compared to ($0.1) million during prior year comparable period, due to the strengthening of the U.S. dollar against several foreign currencies during both periods.

Similar market factors experienced during the three months ended June 29, 2012 impacted the fluctuation of foreign currency translation gains (losses), net, during the six months ended June 29, 2012 of ($0.3) million, compared to ($0.8) million during the prior year comparable period.

Other Income (Expense), Net

Other income (expense), net, was less than $0.1 million during the three months ended June 29, 2012, compared to $0.4 million during the prior year comparable period, and is related to the earnings on our equity investment.

Other income (expense), net, was $0.2 million during the six months ended June 29, 2012, compared to $1.4 million during the prior year comparable period, and is related to the earnings on our equity investment.

Income Taxes

The effective tax rate for the three months ended June 29, 2012 was a provision of 12.1%, compared to a provision of 16.4% for the prior year comparable period. The effective tax rate for the three months ended June 29, 2012 reflects our estimated annual effective tax rate and differs from the Canadian statutory rate of 25.0% primarily due to the income earned in jurisdictions with varying tax rates, an increase in our liability for uncertain tax positions, and the release of a portion of our valuation allowance.

The effective tax rate for the six months ended June 29, 2012 was a provision of 13.3%, compared to a provision of 20.4% for the prior year comparable period. The effective tax rate for the six months ended June 29, 2012 reflects our estimated annual effective tax rate and differs from the Canadian statutory rate of 25.0% due to similar factors impacting our effective tax rate for the three months ended June 29, 2012.

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

Although much of our business is conducted through our subsidiaries, none of our subsidiaries are obligated to make funds available to us. Accordingly, our ability to make payments on our indebtedness and fund our operations may be dependent on the earnings and the distribution of funds from our subsidiaries. As of June 29, 2012, $33.6 million of our $55.8 million cash and cash equivalents was held by our subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations. Further, local laws, regulations and/or terms of our indebtedness may also restrict certain of our subsidiaries from paying dividends or otherwise transferring assets to us. However, in certain instances, we have identified excess cash for which we may repatriate and we have established deferred tax liabilities for the expected tax cost.

During the six months ended June 29, 2012, we made total debt payments of $15.0 million, comprised of our $5.0 million contractual term loan payments ($2.5 million per quarter) and a $10.0 million optional repayment of borrowings under the revolving credit facility, leaving a total principal debt outstanding on the Senior Credit Facility of $53.0 million at June 29, 2012, compared to $68.0 million at December 31, 2011.

The Credit Agreement applicable to our Senior Credit Facility contains various covenants that we believe are usual and customary for this type of agreement. The Senior Credit Facility includes a maximum allowed leverage ratio and a minimum required fixed charge coverage ratio. On July 19, 2012, the Company entered into an amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment provides that the Company has satisfied the Burnoff Condition (as defined in the Credit Agreement) contained in the Credit Agreement effective as of July 19, 2012, which eliminates the requirement for the Company to meet the borrowing base financial restriction and minimum EBIDTA covenant contained in the Credit Agreement. We were compliant with the covenant requirements as of June 29, 2012. The following table summarizes these financial covenant requirements and our compliance as of June 29, 2012:

	Requirement	Actual
Maximum consolidated leverage ratio	2.50	1.02
Minimum consolidated fixed charge coverage ratio	1.50	3.86

Cash Flows for the Six Months Ended June 29, 2012 and July 1, 2011

The following table summarizes our cash and cash equivalent balances, cash flows and unused and available funds under our revolving credit facility for the periods indicated (dollars in thousands):

	Six Months Ended
	June 29, 2012	July 1, 2011
Net cash provided by operating activities	$18,851	$17,890
Net cash used in investing activities	$(2,420)	$(1,698)
Net cash used in financing activities	$(15,441)	$—

	June 29, 2012	December 31, 2011
Cash and cash equivalents	$55,758	$54,835
Unused and available funds under revolving credit facility	$22,000	$12,000

Operating Cash Flows

Cash provided by operating activities was $18.9 million for the six months ended June 29, 2012, compared to $17.9 million for the prior year comparable period. The cash provided by operating activities for the six months ended June 29, 2012 was primarily attributable to our consolidated net income of $6.3 million and non-cash adjustments amounting to $12.5 million. These non-cash adjustments included depreciation and amortization expenses of $7.2 million; stock-based compensation of $2.3 million; and non-cash restructuring charges of $2.5 million. Our working capital increased $0.1 million from December 31, 2011 to June 29, 2012 and was largely the result of a decrease to deferred revenue of $3.6 million, an increase to net inventory of $2.7 million and an increase to accounts receivable of $2.8 million. These changes were offset by an increase to accounts payable of $7.4 million and a decrease to prepaid expenses and other current assets of $1.3 million. The increase in inventory relates to our industrial lasers as the Company is building inventory to reduce customer lead times. The increase in accounts receivable was primarily driven by the increase in revenues from the fourth quarter of 2011. Lastly, our accounts payable balance significantly increased as a result of better management of our vendor payments.

Investing Cash Flows

Cash used in investing activities was $2.4 million during the six months ended June 29, 2012, compared to $1.7 million during the six months ended July 1, 2011 and primarily relates to capital expenditures. Cash outflows from investing activities during the six months ended June 29, 2012 were offset by $0.2 million of cash received from the sale of fixed assets during the period.

Financing Cash Flows

Cash used in financing activities was $15.4 million during the six months ended June 29, 2012, comprised of $5.0 million for our contractual term loan payments ($2.5 million per quarter), a $10.0 million optional revolving credit facility payment, and $0.4 million of capital lease payments. We had no financing activities during the six months ended July 1, 2011.

We are contractually obligated and expect to use $6.1 million of cash for the remainder of 2012 for financing activities, comprised of $5.0 million for our quarterly contractual term loan payments and $1.1 million for our capital lease obligations.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our debt, operating and capital leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Through June 29, 2012, we have not entered into any material new or modified contractual obligations since the end of the fiscal year ended December 31, 2011, with the exception of the new seven-year lease agreement signed in May 2012 for the Company’s Bedford, Massachusetts headquarters and the Second Amendment to the Credit Agreement signed in July 2012. Under the terms of the new lease, the lease term is extended from May 2013 to May 2019. The Company will pay annual rent of $1.5 million through the end of the lease term.

Off-Balance Sheet Arrangements

Through June 29, 2012, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes to our critical accounting policies through June 29, 2012 from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuation and interest rate sensitivity. During the three and six months ended June 29, 2012, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of June 29, 2012, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 29, 2012.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 29, 2012 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

During the third quarter of 2005, the Company’s French subsidiary, GSI Lumonics SARL (“GSI France”), filed for bankruptcy protection, which was granted on July 7, 2005. On April 18, 2006, the commercial court of Le Creusot (France) ordered GSI France to pay approximately 0.7 million Euros to SCGI in the context of a claim filed by SCGI that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. No appeal was lodged. On May 6, 2011, GSI Group Ltd. was served with summons from the official receiver of GSI France demanding that GSI Group Ltd. and the Company’s German subsidiary, GSI Group GmbH, appear before the Paris commercial court. GSI Group GmbH was subsequently served with a separate summons from the official receiver. The cases against GSI Group Ltd. and GSI Group GmbH were subsequently combined into a single case (docket number 2011/088718). The receiver claimed (i) that the bankruptcy proceedings initiated against GSI France in 2005 should be extended to GSI Group Ltd. and GSI Group GmbH on the ground that GSI France’s decisions were actually made by GSI Group Ltd. and that GSI Group GmbH made financial advances for no consideration, which would reveal in both cases confusion of personhood, or (ii) alternatively, that GSI Group Ltd. be ordered to pay approximately 3.1 million Euros (i.e. the aggregate of GSI France’s liabilities, consisting primarily of approximately 0.7 million Euros to SCGI and approximately 2.4 million Euros to GSI Group GmbH) on the ground that GSI Group Ltd. is liable in tort for having disposed of GSI France’s assets freely and for having paid all of GSI France’s debts except for the liability to SCGI. On June 19, 2012, the receiver withdrew its claim with respect to extending the bankruptcy proceedings to GSI Group Ltd. and GSI Group GmbH, and as a result only the tort claim remains pending before the court. The Company currently does not believe a loss is probable. Accordingly, no accrual has been made in the Company’s accompanying consolidated financial statements with respect to this claim.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	3/14/12

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-180098	3.1	3/14/12

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

10.1	Amended and Restated Lease Dated May 1, 2012 by and between GSI Group Inc. and 125 Middlesex Turnpike, LLC.	8-K	001-35083	10.1	5/4/12

10.2	Second Amendment to Credit Agreement, dated July 19, 2012, by and among GSI Group Corporation, GSI Group Inc., each of the other Guarantors party thereto, each lender party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	001-35083	10.1	7/23/12

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 29, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June 29, 2012 and July 1, 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2012 and July 1, 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 29, 2012 and July 1, 2011, and (v) Notes to Consolidated Financial Statements.

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

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ John A. Roush	Director, Chief Executive Officer	August 7, 2012
John A. Roush

/s/ Robert J. Buckley	Chief Financial Officer	August 7, 2012
Robert J. Buckley

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	3/14/12

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-180098	3.1	3/14/12

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

10.1	Amended and Restated Lease Dated May 1, 2012 by and between GSI Group Inc. and 125 Middlesex Turnpike, LLC.	8-K	001-35083	10.1	5/4/12

10.2	Second Amendment to Credit Agreement, dated July 19, 2012, by and among GSI Group Corporation, GSI Group Inc., each of the other Guarantors party thereto, each lender party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	001-35083	10.1	7/23/12

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 29, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June 29, 2012 and July 1, 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2012 and July 1, 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 29, 2012 and July 1, 2011, and (v) Notes to Consolidated Financial Statements.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.