Form 10-Q
period 2012-09-28
GSI GROUP INC
filed 2012-11-07
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

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

As of October 29, 2012, there were 33,711,064 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	September 28, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$52,863	$54,835
Accounts receivable, net of allowance of $348 and $337, respectively	48,421	38,847
Income taxes receivable	22,588	22,707
Inventories	53,431	51,539
Deferred tax assets	5,468	5,335
Prepaid expenses and other current assets	4,859	5,385
Assets of discontinued operations	27,396	35,663

Total current assets	215,026	214,311
Property, plant and equipment, net of accumulated depreciation	32,630	35,955
Deferred tax assets	1,613	814
Other assets	6,510	7,048
Intangible assets, net	41,470	45,797
Goodwill	44,578	44,578

Total assets	$341,827	$348,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$10,000	$10,000
Accounts payable	19,630	12,532
Income taxes payable	2,214	1,835
Deferred revenue	895	852
Deferred tax liabilities	111	109
Accrued expenses and other current liabilities	19,309	18,927
Liabilities of discontinued operations	9,688	14,806

Total current liabilities	61,847	59,061
Long-term debt	37,500	58,000
Deferred tax liabilities	8,989	8,722
Income taxes payable	9,019	8,057
Other liabilities	5,381	5,303

Total liabilities	122,736	139,143

Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 33,710 and 33,478, respectively	423,856	423,856
Additional paid-in capital	21,361	17,931
Accumulated deficit	(224,040)	(227,760)
Accumulated other comprehensive loss	(2,488)	(5,024)

Total GSI Group Inc. stockholders’ equity	218,689	209,003
Noncontrolling interest	402	357

Total stockholders’ equity	219,091	209,360

Total liabilities and stockholders’ equity	$341,827	$348,503

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Sales	$69,520	$78,704	$205,085	$238,816
Cost of goods sold	40,667	44,119	117,884	133,489

Gross profit	28,853	34,585	87,201	105,327

Operating expenses:
Research and development and engineering	5,545	6,183	16,933	17,942
Selling, general and administrative	16,125	16,627	49,174	52,037
Amortization of purchased intangible assets	663	874	1,988	2,853
Restructuring, restatement related costs and other	2,728	14	7,396	136
Post-emergence professional fees	—	63	—	296

Total operating expenses	25,061	23,761	75,491	73,264

Income from operations	3,792	10,824	11,710	32,063
Interest expense, net	(656)	(3,254)	(2,143)	(10,303)
Foreign exchange transaction gains (losses), net	(685)	731	(957)	(79)
Other income (expense), net	167	(123)	399	1,261

Income from continuing operations before income taxes	2,618	8,178	9,009	22,942
Income tax provision	563	851	1,410	3,870

Income from continuing operations	2,055	7,327	7,599	19,072
Income (loss) from discontinued operations, net of tax	(4,570)	1,489	(3,834)	6,081

Consolidated net income (loss)	(2,515)	8,816	3,765	25,153
Less: Net (income) loss attributable to noncontrolling interest	(19)	29	(45)	(35)

Net income (loss) attributable to GSI Group Inc.	$(2,534)	$8,845	$3,720	$25,118

Earnings per common share from continuing operations:
Basic	$0.06	$0.22	$0.23	$0.57
Diluted	$0.06	$0.22	$0.22	$0.57
Earnings (Loss) per common share from discontinued operations:
Basic	$(0.14)	$0.04	$(0.11)	$0.18
Diluted	$(0.14)	$0.04	$(0.11)	$0.18
Earnings (Loss) per common share attributable to GSI Group Inc.:
Basic	$(0.07)	$0.26	$0.11	$0.75
Diluted	$(0.07)	$0.26	$0.11	$0.75

Weighted average common shares outstanding—basic	33,803	33,489	33,755	33,472
Weighted average common shares outstanding—diluted	33,912	33,588	33,914	33,572

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Consolidated net income (loss)	$(2,515)	$8,816	$3,765	$25,153
Other comprehensive income (loss):
Foreign currency translation adjustments	2,070	(1,661)	1,924	1,348
Pension liability adjustments, net of tax (1)	120	76	612	227

Total other comprehensive income (loss)	2,190	(1,585)	2,536	1,575

Total consolidated comprehensive income (loss)	(325)	7,231	6,301	26,728
Less: Comprehensive (income) loss attributable to noncontrolling interest	(19)	29	(45)	(35)

Comprehensive income (loss) attributable to GSI Group Inc.	$(344)	$7,260	$6,256	$26,693

(1)	The tax effect on the component of comprehensive income is nominal for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	September 28, 2012	September 30, 2011
Cash flows from operating activities:
Consolidated net income	$3,765	$25,153

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,429	11,463
Share-based compensation	3,479	2,518
Deferred income taxes	(657)	59
Earnings from equity investment	(364)	(1,302)
Non-cash interest expense	796	540
Non-cash restructuring charges	3,599	48
Other non-cash items	91	685
Changes in operating assets and liabilities:
Accounts receivable	(5,766)	(1,453)
Inventories	(62)	(4,021)
Prepaid expenses, income taxes receivable and other current assets	1,935	5,958
Deferred revenue	(2,975)	(11,055)
Accounts payable, accrued expenses and income taxes payable	6,183	4,017
Other non-current assets and liabilities	1,046	(1,888)

Cash provided by operating activities	21,499	30,722

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,734)	(2,607)
Proceeds from the sale of property, plant and equipment	283	—

Cash used in investing activities	(3,451)	(2,607)

Cash flows from financing activities:
Payments for debt issuance cost	(92)	—
Payments of withholding taxes from stock-based awards	(100)	—
Capital lease payments	(596)	—
Repayments of long-term debt	(7,500)	(35,000)
Repayments of borrowings under the revolving credit facility	(13,000)	—

Cash used in financing activities	(21,288)	(35,000)
Effect of exchange rates on cash and cash equivalents	1,268	759

Decrease in cash and cash equivalents	(1,972)	(6,126)
Cash and cash equivalents, beginning of period	54,835	56,781

Cash and cash equivalents, end of period	$52,863	$50,655

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,441	$9,940
Cash paid for income taxes	686	1,581
Income tax refunds received	222	14
Supplemental disclosure of non cash investing and financing activity:
Issuance of PIK notes	—	532

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 28, 2012

(Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”) design, develop, manufacture and sell laser-based solutions, optical control devices, and associated precision technologies. Our technology is incorporated into customer products or manufacturing processes for a wide range of applications in a variety of markets, including: electronics, industrial, medical, and scientific. Our products enable customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications.

The accompanying unaudited consolidated financial statements have been prepared in U.S. dollars and in accordance with U.S. generally accepted accounting principles, applied on a consistent basis. The accounting policies underlying these unaudited consolidated financial statements are those set forth in Note 3 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Those policies are not presented herein, except to the extent that new policies have been adopted, or there is material current period activity or changes to our policies. As discussed in Note 2, the Company classified the Semiconductor Systems and Laser Systems businesses as held for sale beginning in the second quarter of 2012. As a result, certain prior period information included in the consolidated statements has been reclassified to conform to the current period presentation.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

AS OF SEPTEMBER 28, 2012

(Unaudited)

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

2. Discontinued Operations

Beginning in 2011, the Company initiated a strategic review of its businesses to focus its growth priorities and simplify the Company’s business model. In June 2012, the Company committed to a plan for the sale of the Semiconductor Systems operating segment, sold under the GSI brand name, and Laser Systems product lines, sold under the Control Laser and Baublys brand names. In October 2012, the Company sold certain assets and liabilities of the Laser Systems business for $7 million, subject to working capital adjustments. The Company expects to sell the Semiconductor Systems business by the end of the second quarter of 2013. The Company began accounting for these businesses as discontinued operations beginning in the second quarter of 2012. The Company includes all current and historical results of these businesses in income (loss) from discontinued operations, net of tax, in the accompanying consolidated statements of operations. The Company classified the assets and liabilities for these businesses for the current and prior period in the consolidated balance sheets as current assets and current liabilities, respectively. The Company’s consolidated statements of cash flows include the cash flows from both continuing and discontinued operations.

The major components of the assets and liabilities of discontinued operations as of September 28, 2012 and December 31, 2011 are as follows (in thousands):

	September 28, 2012	December 31, 2011
Accounts receivable, net	$7,687	$11,320
Inventories	12,103	14,271
Other assets	1,379	2,616
Property, plant and equipment	6,227	7,456

Assets of discontinued operations	$27,396	$35,663

Accounts payable, accrued expenses and other current liabilities	$6,869	$8,861
Deferred revenue	2,017	5,061
Other liabilities	802	884

Liabilities of discontinued operations	$9,688	$14,806

The following table presents the Semiconductor Systems and Laser Systems operating results which are reported as discontinued operations in the Company’s consolidated statement of operations and were historically included in the Semiconductor Systems and Laser Products segments, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Sales from discontinued operations	$9,618	$14,553	$38,342	$47,669
Income (loss) from discontinued operations before income taxes	$(4,825)	$1,545	$(3,973)	$6,223
Income (loss) from discontinued operations, net of tax	$(4,570)	$1,489	$(3,834)	$6,081

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

Post-Emergence Professional Fees

Post-emergence professional fees represent costs incurred subsequent to bankruptcy emergence for financial and legal advisors to assist with matters in finalizing the bankruptcy process, including bankruptcy claim matters. Post-emergence professional fees totaled $0.1 million and $0.3 million during the three and nine months ended September 30, 2011 with no comparable amounts during the three and nine months ended September 28, 2012.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

AS OF SEPTEMBER 28, 2012

(Unaudited)

4. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows (in thousands):

	Total accumulated other comprehensive loss	Foreign currency translation adjustments	Pension liability adjustments
Balance at December 31, 2011	$(5,024)	$2,809	$(7,833)
Other comprehensive income	2,536	1,924	612

Balance at September 28, 2012	$(2,488)	$4,733	$(7,221)

During the nine months ended September 28, 2012 and September 30, 2011, the Company reclassified $0.6 million and $0.2 million, respectively, of pension liability adjustments from accumulated other comprehensive loss into net income attributable to GSI Group Inc. The tax effects on the components of comprehensive income were nominal for all periods presented.

5. Earnings per Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For diluted earnings per common share, the denominator also includes the dilutive effect of outstanding restricted stock awards and restricted stock units determined using the treasury stock method. For periods in which net losses are generated the dilutive potential common shares are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Numerators:
Income from continuing operations	$2,055	$7,327	$7,599	$19,072
Income (loss) from discontinued operations, net of tax	(4,570)	1,489	(3,834)	6,081
Less: Net (income) loss attributable to noncontrolling interest	(19)	29	(45)	(35)

Net income (loss) attributable to GSI Group Inc.	$(2,534)	$8,845	$3,720	$25,118

Denominators:
Weighted average common shares outstanding—basic	33,803	33,489	33,755	33,472
Dilutive potential common shares	109	99	159	100

Weighted average common shares outstanding—diluted	33,912	33,588	33,914	33,572

Antidilutive common shares excluded from above	424	183	141	118

Basic Earnings (Loss) per Common Share:
From continuing operations	$0.06	$0.22	$0.23	$0.57
From discontinued operations	$(0.14)	$0.04	$(0.11)	$0.18
Basic earnings (loss) per share attributable to GSI Group Inc.	$(0.07)	$0.26	$0.11	$0.75

Diluted Earnings (Loss) per Common Share:
From continuing operations	$0.06	$0.22	$0.22	$0.57
From discontinued operations	$(0.14)	$0.04	$(0.11)	$0.18
Diluted earnings (loss) per share attributable to GSI Group Inc.	$(0.07)	$0.26	$0.11	$0.75

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

AS OF SEPTEMBER 28, 2012

(Unaudited)

The Company’s cash equivalents are investments in money market accounts, which represent the only asset the Company measures at fair value on a recurring basis. Cash equivalents of $6.9 million and $4.1 million as of September 28, 2012 and December 31, 2011, respectively, are classified as Level 1 in the fair value hierarchy because they are valued at quoted prices in active markets. The fair values of cash, accounts receivable, income taxes receivable, accounts payable, income taxes payable, and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature. See Note 9 to Consolidated Financial Statements for discussion of the estimated fair value of the Company’s outstanding debt.

7. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. There were no changes in the carrying amount of goodwill during the three and nine months ended September 28, 2012. The Company performed its annual goodwill impairment test at the beginning of the second quarter and noted no impairment of goodwill.

Goodwill by reportable segment as of September 28, 2012 and December 31, 2011 is as follows (in thousands):

	Reportable Segment		Total
	Laser Products	Precision Motion and Technologies
Goodwill	$67,926	$108,306	$176,232
Accumulated impairment of goodwill	(54,099)	(77,555)	(131,654)

Total	$13,827	$30,751	$44,578

Intangible Assets

Intangible assets as of September 28, 2012 and December 31, 2011, respectively, are summarized as follows (in thousands):

	September 28, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and acquired technologies	$61,622	$(50,067)	$11,555	$61,279	$(47,350)	$13,929
Customer relationships	33,230	(18,382)	14,848	33,115	(16,514)	16,601
Trademarks, trade names and other	5,770	(3,730)	2,040	5,692	(3,452)	2,240

Amortizable intangible assets	100,622	(72,179)	28,443	100,086	(67,316)	32,770

Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027

Totals	$113,649	$(72,179)	$41,470	$113,113	$(67,316)	$45,797

All definite-lived intangible assets are amortized on a straight-line basis over their remaining useful life. Amortization expense was $1.5 million and $1.9 million for the three months ended September 28, 2012 and September 30, 2011, respectively, and $4.4 million and $5.8 million for the nine months ended September 28, 2012 and September 30, 2011, respectively.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

AS OF SEPTEMBER 28, 2012

(Unaudited)

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	September 28, 2012	December 31, 2011
Raw materials	$32,150	$30,406
Work-in-process	12,373	12,943
Finished goods	6,929	6,563
Demo and consigned inventory	1,979	1,627

Total inventories	$53,431	$51,539

Accrued Expenses and Other Current Liabilities

	September 28, 2012	December 31, 2011
Accrued compensation and benefits	$6,095	$7,512
Accrued warranty	2,852	3,035
Customer deposits	2,540	380
Other	7,822	8,000

Total	$19,309	$18,927

Accrued Warranty

	Nine Months Ended
	September 28, 2012	September 30, 2011
Balance at beginning of the period	$3,035	$3,174
Provision charged to cost of goods sold	1,958	1,787
Use of provision	(2,191)	(1,927)
Foreign currency exchange rate changes	50	15

Balance at end of period	$2,852	$3,049

9. Debt

Debt consisted of the following (in thousands):

	September 28, 2012	December 31, 2011
Senior Credit Facility – term loan	$10,000	$10,000

Total current portion of long-term debt	$10,000	$10,000

Senior Credit Facility – term loan	$22,500	$30,000
Senior Credit Facility – revolving credit facility	15,000	28,000

Total long-term debt	$37,500	$58,000

Total Senior Credit Facility	$47,500	$68,000

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

AS OF SEPTEMBER 28, 2012

(Unaudited)

Fair Value of Debt

As of September 28, 2012 and December 31, 2011, the outstanding balance of the Company’s Senior Credit Facility approximated fair value based on current rates available to the Company for debt of the same maturity, and is classified as Level 2 within the fair value hierarchy.

10. Share-Based Compensation

The table below summarizes activities relating to restricted stock units issued and outstanding under the 2010 Incentive Award Plan during the nine months ended September 28, 2012:

	Restricted Stock Units (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	741	$10.94
Granted	317	11.42
Vested	(162)	11.54
Forfeited	(5)	9.62

Unvested at September 28, 2012	891	$11.01

Expected to vest as of September 28, 2012	880

The total fair value of restricted stock units that vested during the nine months ended September 28, 2012 was $1.9 million based on the market price of the underlying stock on the day of vesting.

The Company recognized share-based compensation expense, including expense associated with fully vested deferred stock units granted during the period, totaling $1.2 million and $0.8 million during the three months ended September 28, 2012 and September 30, 2011, respectively, and $3.5 million and $2.5 million during the nine months ended September 28, 2012 and September 30, 2011, respectively. Share-based compensation expense is primarily included in selling, general, and administrative expense in the Company’s consolidated statements of operations and as an increase to additional paid-in capital on the Company’s consolidated balance sheets. With the exception of the fully vested, non-forfeitable deferred stock units granted, the Company generally recognizes share-based compensation expense on a straight-line basis over the requisite service period, typically three years, net of estimated forfeitures. The forfeiture rate is determined based on anticipated forfeitures and actual experience.

11. Employee Benefit Plans

The net periodic pension cost for the U.K. defined benefit pension plan includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Components of the net periodic pension cost:
Interest cost	$343	$377	$1,028	$1,134
Expected return on plan assets	(315)	(393)	(943)	(1,182)
Amortization of actuarial loss	98	56	293	169

Net periodic pension cost	$126	$40	$378	$121

The net periodic pension cost for the Japan defined benefit pension plan for the three and nine months ended September 28, 2012 and September 30, 2011 was not material.

12. Income Taxes

At the end of each interim reporting period, the Company determines its estimated annual effective tax rate, which is revised, as required, at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 25.0% in the determination of the estimated annual effective tax rate. The Company’s reported effective tax rate on income from continuing operations of 21.5% and 15.7% for the three and nine months ended September 28, 2012, respectively, differs from the expected Canadian federal statutory rate of 25.0% primarily due to the release of a portion of the Company’s valuation allowance and income earned in jurisdictions with varying tax rates.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

AS OF SEPTEMBER 28, 2012

(Unaudited)

The Company maintains a valuation allowance on its deferred tax assets in certain jurisdictions. A valuation allowance is required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized.

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

13. Restructuring, Restatement Related Costs and Other

The following table summarizes restructuring, restatement related costs and other expenses in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
2011 restructuring	$974	$—	$5,626	$—
2012 restructuring	1,711	—	1,711	—
Germany restructuring	43	14	59	74

Restructuring charges	2,728	14	7,396	74
Restatement related costs and other charges	—	—	—	62

Total restructuring, restatement related costs and other	$2,728	$14	$7,396	$136

2011 Restructuring

In November 2011, the Company announced a strategic initiative (“2011 restructuring”), which aims to consolidate operations to reduce our cost structure and improve operational efficiency. As part of this initiative, the Company expects to eliminate facilities in 2012 and 2013 through consolidation of certain manufacturing, sales and distribution facilities and exit of businesses. The following represents the expected, actual and remaining number of facilities (including facilities of discontinued operations) to be eliminated as part of the 2011 restructuring plan:

	Expected	Actual	Remaining
	September 28, 2012	September 28, 2012	September 28, 2012

Total facilities – 2011 restructuring	12	5	7

Expected and actual cash charges, including severance and relocation costs, facility closure costs and consulting costs and non-cash charges related to accelerated depreciation for changes in estimated useful lives of certain long-lived assets for which the Company intends to exit were as follows (in thousands):

	Three Months Ended	Nine Months Ended	Cumulative Costs for Plan	Expected Cumulative Costs
	September 28, 2012	September 28, 2012	September 28, 2012	September 28, 2012

Cash charges	$974	$3,735	$4,797	$5,500
Non-cash charges	—	1,891	2,796	3,000

Total restructuring costs	$974	$5,626	$7,593	$8,500

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

AS OF SEPTEMBER 28, 2012

(Unaudited)

The following summarizes restructuring costs for each segment and unallocated corporate costs related to the 2011 restructuring plan (in thousands):

	Three Months Ended	Nine Months Ended	Cumulative Costs for Plan
	September 28, 2012	September 28, 2012	September 28, 2012

Laser Products	$371	$4,335	$5,978
Precision Motion and Technologies	452	652	864
Unallocated Restructuring Costs(1)	151	639	751

Total restructuring costs	$974	$5,626	$7,593

(1)	Represents consulting and severance restructuring costs related to corporate and shared service functions.

2012 Restructuring

During the third quarter of 2012, we initiated a program to identify additional cost savings due to the continued uncertainty and volatility of the macroeconomic environment (“2012 restructuring”). We expect total cash costs expected to be incurred under the program to be approximately $2.0 million. We incurred $1.7 million of severance costs associated with the 2012 restructuring program during the three and nine months ended September 28, 2012.

The following summarizes the total costs associated with the 2012 restructuring program for each segment for the three and nine months ended September 28, 2012 (in thousands):

Three and Nine Months Ended
September 28, 2012

Laser Products	$501
Precision Motion and Technologies	885
Unallocated Restructuring Costs	325

Total restructuring costs	$1,711

Germany Restructuring

The Company records restructuring charges related to the Company’s Munich, Germany facility as a result of the restructuring program undertaken beginning in 2000 for the Precision Motion and Technologies segment. These charges primarily relate to the accretion of the restructuring liability and revised future lease payment assumptions. The following summarizes restructuring costs for the Precision Motion and Technologies segment related to the Germany restructuring (in thousands):

	Three Months Ended	Nine Months Ended	Cumulative Costs for Plan
	September 28, 2012	September 28, 2012	September 28, 2012

Precision Motion and Technologies	$43	$59	$4,750

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring charges recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Accelerated Depreciation	Other
Balance at December 31, 2011	$1,561	$470	$1,062	$—	$29
Restructuring charges	7,396	3,396	432	1,891	1,677
Cash payments	(4,153)	(2,128)	(840)	—	(1,185)
Non-cash write-offs or other adjustments	(2,110)	(45)	(175)	(1,891)	1

Balance at September 28, 2012	$2,694	$1,693	$479	$—	$522

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

AS OF SEPTEMBER 28, 2012

(Unaudited)

14. Commitments and Contingencies

Operating Leases

The Company leases certain equipment and facilities under operating lease agreements. There have been no material changes to the Company’s operating leases or other commitments through September 28, 2012 from those discussed in Note 12 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, other than the new seven-year lease agreement for the existing Bedford facility signed in May 2012. Under the terms of the new lease, the lease term is extended from May 2013 to May 2019. The Company will pay annual rent of $1.5 million through the end of the lease term.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

AS OF SEPTEMBER 28, 2012

(Unaudited)

15. Segment Information

Reportable Segments

The Company evaluates the performance of, and allocates resources to, its segments based on sales and gross profit. The Company reports operating expenses and assets on a consolidated basis to the chief operating decision maker, which is the Chief Executive Officer. The Company’s reportable segments have been identified based on commonality of end markets, customers and technologies amongst the Company’s individual product lines, which is consistent with the Company’s operating structure and associated management structure.

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

Reportable Segment Financial Information

The following represents sales and gross margin of the Company’s reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Sales
Laser Products	$28,336	$29,763	$80,350	$86,609
Precision Motion and Technologies	41,184	48,941	124,735	152,207

Total	$69,520	$78,704	$205,085	$238,816

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Gross Profit
Laser Products	$9,489	$11,719	$27,365	$34,204
Precision Motion and Technologies	19,660	23,374	60,549	72,599
Corporate (1)	(296)	(508)	(713)	(1,476)

Total	$28,853	$34,585	$87,201	$105,327

(1)	Corporate costs primarily represent unallocated overhead related to discontinued operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We design, develop, manufacture and sell laser-based solutions, optical control devices, and associated precision technologies. Our technology is incorporated into customer products or manufacturing processes for a wide range of applications in a variety of markets, including: electronics, industrial, medical, and scientific. Our products enable customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications.

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

Significant Events and Updates

Appointment and Departure of Executive Officers

In October 2012, Matthijs Glastra joined the Company as corporate officer and Group President of our Laser Products segment. Mr. Glastra brings significant experience in the opto-electronics space, most recently as Chief Executive Officer of Philips Entertainment Lighting and formerly as Chief Operating Officer of Phillips Lumileds. In September 2012, David Clarke, our former Vice President, Group President of Laser Products and President of Synrad, departed the organization after 18 years of service with the Company.

Discontinued Operations Update

Beginning in 2011, we initiated a strategic review of our businesses to focus our growth priorities and simplify our business model. In June 2012, we committed to a plan for the sale of the Semiconductor Systems operating segment, sold under the GSI brand name, and Laser Systems product lines, sold under the Control Laser and Baublys brand names, and began accounting for these businesses as discontinued operations in the second quarter of 2012. In October 2012, we sold certain assets and liabilities of the Lasers Systems business for $7 million, subject to working capital adjustments. We continue to make progress in the marketing of the Semiconductor Systems business and expect to sell this business by the end of the second quarter of 2013.

2011 Restructuring Plan Update

We have continued to make progress on our 2011 restructuring program that began in the fourth quarter of 2011, with a goal of eliminating up to twelve (12) facilities. These reductions are expected to be achieved through a combination of site consolidations and divestitures, with divestitures resulting in the elimination of up to six facilities. Five facilities have been eliminated as of September 28, 2012. During the third quarter of 2012, we completed the closure of our optics production facility in California, substantially completed the consolidation of our German operations, and began executing on the consolidation of our laser scanners business into our corporate headquarters located in Bedford, Massachusetts. We expect to substantially complete the consolidation and exit of up to seven additional facilities in 2012 and 2013.

We incurred $1.0 million and $5.6 million of charges during the three and nine months ended September 28, 2012, respectively, related to the 2011 restructuring plan. These consisted of cash charges of $1.0 million and $3.7 million during the three and nine months ended September 28, 2012, respectively, and non-cash charges of $0 million and $1.9 million during the three and nine months ended September 28, 2012, respectively, primarily related to accelerated depreciation resulting from changes in estimated useful lives of certain long-lived assets for which we intend to exit.

We expect to incur cash charges of up to $5.5 million related to the 2011 restructuring plan, of which $4.8 million had been recorded through September 28, 2012. Additionally, we expect to incur non-cash restructuring charges, related to accelerated depreciation, of up to $3.0 million, of which $2.8 million had been recorded through September 28, 2012.

2012 Restructuring Plan

During the third quarter of 2012, we initiated a program (the “2012 restructuring program”) to identify additional cost savings due to the continued uncertainty and volatility of the macroeconomic environment. This program aims to identify an additional $1.0 million to $2.0 million of annualized cost savings beyond the savings expected from the 2011 restructuring program. We incurred $1.7 million of severance costs associated with the 2012 restructuring program during the three months ended September 28, 2012, and we expect to incur a total of $2.0 million of cash charges related to the plan. We expect to substantially complete this program during the fourth quarter of 2012. The severance costs incurred include $0.5 million of severance for David Clarke, our former Vice President, Group President of Laser Products and President of Synrad.

Overview of Financial Results

Overall sales for the three months ended September 28, 2012 decreased $9.2 million, or 11.7%, compared to the prior year comparable period primarily as a result of a steep downturn in the capital equipment market, particularly in the microelectronics market. We currently expect this downturn to continue into 2013. To a lesser extent, the decrease was attributable to lower specialty laser sales, which serve scientific end markets. The year-over-year comparison is also affected by our adoption of Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which amended the revenue recognition guidance for multi-element arrangements. Following our adoption of ASU 2009-13 as of the beginning of 2011, we did not defer any revenue on new multiple-element orders received from customers during the period but delivered over multiple periods. For orders that had been deferred under multi-element arrangements, delivered over multiple periods, entered into prior to the adoption of ASU 2009-13, we recognized $1.3 million of net revenue with net gross profit of $0.6 million in the three months ended September 30, 2011, with no comparable amount for the three months ended September 28, 2012.

Income from operations for the three months ended September 28, 2012 of $3.8 million decreased $7.0 million, or 65.0%, versus the prior year comparable period. This decrease was primarily attributable to a decrease in gross margin as a result of lower sales volume, product mix, and a $2.7 million charge in connection with our 2011 and 2012 restructuring programs, compared to a less than $0.1 million restructuring charge for the prior year comparable period. Partially offsetting the decrease in income from operations was lower spending on operating costs resulting from restructuring actions taken in the fourth quarter of 2011 and the first half of 2012.

Diluted earnings per share (“EPS”) from continuing operations of $0.06 in the three months ended September 28, 2012 decreased $0.16 from the prior year comparable period. The decrease was largely because of a drop in operating profit of $7.0 million, partially offset by a $2.6 million reduction in interest expense for the three months ended September 28, 2012 as a result of the reduction in our overall debt levels since we refinanced our debt during the second half of 2011.

Results of Operations for the Three and Nine Months Ended September 28, 2012 Compared with the Three and Nine Months Ended September 30, 2011

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.5	56.1	57.5	55.9

Gross profit	41.5	43.9	42.5	44.1

Operating expenses:
Research and development and engineering	8.0	7.8	8.2	7.5
Selling, general and administrative	23.2	21.1	24.0	21.8
Amortization of purchased intangible assets	0.9	1.1	1.0	1.2
Restructuring, restatement related costs and other	3.9	0.0	3.6	0.1
Post-emergence professional fees	0.0	0.1	0.0	0.1

Total operating expenses	36.0	30.1	36.8	30.7

Income from operations	5.5	13.8	5.7	13.4

Interest expense, net	(0.9)	(4.1)	(1.0)	(4.3)
Foreign exchange transaction gains (losses), net	(1.0)	0.9	(0.5)	0.0
Other income (expense), net	0.2	(0.2)	0.2	0.5

Income from continuing operations before income taxes	3.8	10.4	4.4	9.6
Income tax provision	0.8	1.1	0.7	1.6

Income from continuing operations	3.0	9.3	3.7	8.0
Income (loss) from discontinued operations, net of tax	(6.6)	1.9	(1.9)	2.5

Consolidated net income (loss)	(3.6)	11.2	1.8	10.5
Less: Net (income) loss attributable to noncontrolling interest	0.0	0.0	0.0	0.0

Net income (loss) attributable to GSI Group Inc.	(3.6)%	11.2%	1.8%	10.5%

Sales

The following table sets forth sales by segment for the periods noted (dollars in thousands):

	Three Months Ended
	September 28, 2012	September 30, 2011	Increase (Decrease)	Percentage Change
Laser Products	$28,336	$29,763	$(1,427)	(4.8)%
Precision Motion and Technologies	41,184	48,941	(7,757)	(15.8)%

Total	$69,520	$78,704	$(9,184)	(11.7)%

	Nine Months Ended
	September 28, 2012	September 30, 2011	Increase (Decrease)	Percentage Change
Laser Products	$80,350	$86,609	$(6,259)	(7.2)%
Precision Motion and Technologies	124,735	152,207	(27,472)	(18.0)%

Total	$205,085	$238,816	$(33,731)	(14.1)%

Laser Products

Laser Products segment sales for the three months ended September 28, 2012 decreased by $1.4 million, or 4.8%, primarily due to a decline in sales of our specialty lasers, sold into the scientific markets. This product line was negatively impacted by continued economic challenges and as a consequence of rationalizing certain specialty laser products. This decrease was partially offset by an increase in sales volume of our sealed Co2 lasers quarter over quarter and a significant increase in demand for our fiber lasers.

Laser Products segment sales for the nine months ended September 28, 2012 decreased by $6.3 million, or 7.2%, primarily due to a significant decline in sales of our specialty lasers as a result of economic challenges and a delay in government funding in the scientific market.

Precision Motion and Technologies

Precision Motion and Technologies segment sales for the three months ended September 28, 2012 decreased by $7.8 million, or 15.8%, primarily due to a significant decline in demand in the microelectronics market, principally related to mechanical drilling of printed circuit boards. The decline in demand in this market resulted in a decline of approximately 40% in sales of our Westwind spindles product line as compared to the prior year comparable period. In addition, we also experienced a decrease in sales volume in certain scanning technology components as a consequence of the downturn in the microelectronics market. The decrease in our Precision Motion and Technologies segment sales was also partially attributable to approximately $1.2 million of net revenue recognized in the three months ended September 30, 2011, with no comparable amount for the three months ended September 28, 2012, for orders that had been deferred under multiple-element arrangements, delivered over multiple periods, entered into prior to the adoption of ASU 2009-13.

Precision Motion and Technologies segment sales for the nine months ended September 28, 2012 decreased by $27.5 million, or 18.0%, primarily due to similar business dynamics that we experienced during the three months ended September 28, 2012. We recognized approximately $7.1 million of net revenue during the nine months ended September 30, 2011, with no comparable amount for the nine months ended September 28, 2012, for orders that had been deferred under multiple-element arrangements, delivered over multiple periods, entered into prior to the adoption of ASU 2009-13. Although overall sales of our Precision Motion and Technologies segment declined, we experienced stronger sales of our optical encoders due to an increase in sales volume associated with an upgrade program for a customer in the data storage industry and strong growth in our light and color measurement business.

Gross Profit

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Gross profit:
Laser Products	$9,489	$11,719	$27,365	$34,204
Precision Motion and Technologies	19,660	23,374	60,549	72,599
Corporate	(296)	(508)	(713)	(1,476)

Total	$28,853	$34,585	$87,201	$105,327

Gross profit margin:
Laser Products	33.5%	39.4%	34.1%	39.5%
Precision Motion and Technologies	47.7%	47.8%	48.5%	47.7%

Total	41.5%	43.9%	42.5%	44.1%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory and warranty expenses, and shipping and handling costs.

Laser Products

Laser Products segment gross profit for the three months ended September 28, 2012 decreased $2.2 million, or 19.0%, primarily due to the 4.8% decrease in sales. Laser Products segment gross profit margin was 33.5% for the three months ended September 28, 2012, compared with a gross profit margin of 39.4% for the prior year comparable period. The 5.9 percentage point decrease in gross profit margin was primarily due to a significant ramp-up in manufacturing costs for our fiber lasers product line to meet the demand expectations for this business over the next twelve months, higher sales of our lower margin fiber lasers and an increase in sales in Europe related to a high energy specialty laser project within the scientific market.

Laser Products segment gross profit for the nine months ended September 28, 2012 decreased by $6.8 million, or 20.0%. Laser Products segment gross profit margin was 34.1% during the nine months ended September 28, 2012, compared with a gross profit margin of 39.5% during the prior year comparable period. The decrease in gross profit and 5.4 percentage point decrease in gross profit margin was due to similar factors that affected our gross profit and gross profit margin during the three months ended September 28, 2012.

Precision Motion and Technologies

Precision Motion and Technologies segment gross profit for the three months ended September 28, 2012 decreased $3.7 million, or 15.9%, primarily due to a significant drop in sales in our Westwind Spindles product line, primarily due to a significant decline in demand in the microelectronics market. In addition, we recognized approximately $0.5 million of net gross profit during the three months ended September 30, 2011, with no comparable amount for the three months ended September 28, 2012, for orders that had been deferred under multiple-element arrangements, delivered over multiple periods, entered into prior to the adoption of ASU 2009-13. Precision Motion and Technologies segment gross profit margin remained flat quarter over quarter with gross profit margin of 47.7% during the three months ended September 28, 2012, compared with a gross profit margin of 47.8% during the prior year comparable period.

Precision Motion and Technologies segment gross profit for the nine months ended September 28, 2012 decreased by $12.1 million, or 16.6%, due to similar factors that affected our gross profit during the three months ended September 28, 2012 as well as approximately $3.0 million of net gross profit recognized during the nine months ended September 30, 2011, with no comparable amount for the nine months ended September 28, 2012, for orders that had been deferred under multiple-element arrangements, delivered over multiple periods, entered into prior to the adoption of ASU 2009-13. Precision Motion and Technologies segment gross profit margin was 48.5% during the nine months ended September 28, 2012, compared with a gross profit margin of 47.7% during the prior year comparable period. The overall increase in gross profit margin was due to stronger sales of optical encoders related to an increase in sales volume associated with an upgrade program for a customer in the data storage industry.

Operating Expenses

The following table sets forth operating expenses for the periods noted (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Research and development and engineering	$5,545	$6,183	$16,933	$17,942
Selling, general and administrative	16,125	16,627	49,174	52,037
Amortization of purchased intangible assets	663	874	1,988	2,853
Restructuring, restatement related costs and other	2,728	14	7,396	136
Post-emergence professional fees	—	63	—	296

Total	$25,061	$23,761	$75,491	$73,264

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of labor, other employee-related expenses and materials. R&D expenses were $5.5 million, or 8.0% of sales, during the three months ended September 28, 2012, compared with $6.2 million, or 7.8% of sales, during the prior year comparable period. R&D expenses decreased in terms of total dollars primarily due to savings achieved as a result of our 2011 restructuring plan.

R&D expenses were $16.9 million, or 8.2% of sales, during the nine months ended September 28, 2012, compared with $17.9 million, or 7.5% of sales, during the nine months ended September 30, 2011. R&D expenses, in terms of total dollars, decreased due to similar factors experienced during the three months ended September 28, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management. SG&A expenses were $16.1 million, or 23.2% of sales, during the three months ended September 28, 2012, compared with $16.6 million, or 21.1% of sales, during the prior year comparable period. SG&A expenses, in terms of total dollars, decreased primarily due to a decrease in outside service fees and, to a lesser extent, savings achieved as a result of our 2011 restructuring plan. These decreases were partially offset by higher employee compensation.

SG&A expenses were $49.2 million during the nine months ended September 28, 2012, representing 24.0% of sales compared to $52.0 million, or 21.8% of sales, during the nine months ended September 30, 2011. SG&A expenses, in terms of total dollars, decreased due to similar factors experienced during the three months ended September 28, 2012.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold, was $0.7 million, or 0.9% of sales, during the three months ended September 28, 2012, compared with $0.9 million, or 1.1% of sales, during the prior year comparable period. The decreases, in terms of total dollars and as a percentage of sales, were related to the completion of amortization related to non-compete agreements acquired as part of the 2008 Excel acquisition.

Amortization of purchased intangible assets, excluding the amortization for core technology that is included in cost of goods sold, was $2.0 million, or 1.0% of sales, during the nine months ended September 28, 2012, compared with $2.9 million, or 1.2% of sales, during the prior year comparable period. Consistent with the three months ended September 28, 2012, the decrease in terms of total dollars was due to completion of amortization related to non-compete agreements acquired as part of the 2008 Excel acquisition.

Restructuring, Restatement Related Costs and Other

We recorded restructuring, restatement related costs and other charges of $2.7 million during the three months ended September 28, 2012, compared with less than $0.1 million during the prior year comparable period. During the three months ended September 28,

2012, we recorded restructuring charges of $1.0 million and $1.7 million related to our 2011 and 2012 restructuring programs, respectively, consisting of cash charges primarily for severance, facility and other related costs of $2.7 million. During the prior year comparable period, we recorded less than $0.1 million of restructuring charges related to accretion charges and revised future lease payment assumptions for our abandoned facility in Germany.

We recorded restructuring, restatement related costs and other charges of $7.4 million during the nine months ended September 28, 2012, compared with $0.1 million during the prior year comparable period. During the nine months ended September 28, 2012, we recorded restructuring charges of $5.6 million and $1.7 million related to our 2011 and 2012 restructuring programs, respectively. Total cash related charges, primarily severance, facility costs, legal and consulting fees and other related costs, totaled $5.5 million, while non-cash charges, primarily related to accelerated depreciation for changes in estimated useful lives of certain long-lived assets for which we intend to exit, totaled $1.9 million. During the prior year comparable period, we recorded a $0.1 million restructuring charge related to accretion charges and revised future lease payment assumptions for our abandoned facility in Germany.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Interest expense, net	$(656)	$(3,254)	$(2,143)	$(10,303)
Foreign exchange transaction gains (losses), net	(685)	731	(957)	(79)
Other income (expense), net	167	(123)	399	1,261

Total	$(1,174)	$(2,646)	$(2,701)	$(9,121)

Interest Expense, Net

The decrease in net interest expense quarter over quarter was attributable to the substantial reduction and refinancing of our debt during 2011, which was achieved through a partial redemption of our Senior Secured PIK Elections Notes (the “2014 Notes”), which carried a 12.25% fixed rate interest and repayments on our new variable rate Senior Credit Facility. Our Senior Credit Facility carried a 3.3% weighted average interest rate, inclusive of unused fees, for the three months ended September 28, 2012. During the three months ended September 28, 2012, we capitalized $0.1 million related to the refinancing of our Senior Credit Facility and incurred $0.2 million of non-cash interest expense related to the amortization of deferred financing costs. During the three months ended September 30, 2011, we recognized a $0.4 million loss on extinguishment of debt related to unamortized deferred financing costs associated with the partial redemption of the 2014 Notes.

The factors affecting our decrease in interest expense during the three months ended September 28, 2012 also impacted interest expense during the nine month period. During the nine months ended September 28, 2012, we incurred $0.8 million of non-cash interest expense primarily related to the amortization of deferred financing costs. During the nine months ended September 30, 2011, we incurred $0.3 million of non-cash interest expense related to the amortization of deferred financing costs, PIK interest of $0.3 million related to the 2014 Notes and a $0.4 million loss on extinguishment of debt.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were ($0.7) million net losses during the three months ended September 28, 2012, compared to $0.7 million net gains during prior year comparable period, due to the weakening of the U.S. dollar against several foreign currencies during the third quarter of 2012 versus strengthening of the U.S. dollar against foreign currencies during the third quarter of 2011.

Similar market factors experienced during the three months ended September 28, 2012 impacted the fluctuation of foreign currency transaction gains (losses), net, during the nine months ended September 28, 2012 as compared to the prior year comparable period.

Other Income (Expense), Net

Other income (expense), net, was $0.2 million during the three months ended September 28, 2012, compared to ($0.1) million during the prior year comparable period, and is related to the earnings from our equity investment.

Other income (expense), net, was $0.4 million during the nine months ended September 28, 2012, compared to $1.3 million during the prior year comparable period, and is related to the earnings from our equity investment.

Discontinued Operations

Income (loss) from discontinued operations, net of tax, was ($4.6) million during the three months ended September 28, 2012, compared to $1.5 million during the prior year comparable period. The decrease is primarily due to a decline in sales of our discontinued businesses, an increase in our Semiconductor Systems inventory provision of $1.9 million, and a $0.9 million impairment related to our Orlando building, which is the location of our Control Laser business. The increase in the inventory provision was caused by recent industry consolidation in the memory repair market, which resulted in lower expected future demand for our current memory repair product. In addition, we recognized severance costs of $0.2 million related to our memory repair product line and consulting costs of $0.3 million related to our discontinued businesses.

Income (loss) from discontinued operations, net of tax, was ($3.8) million during the nine months ended September 28, 2012 compared to $6.1 million during the prior year comparable period. The decrease is due to similar market factors impacting the discontinued businesses during the three month comparable periods.

Income Taxes

The effective tax rate for the three months ended September 28, 2012 was a provision of 21.5%, compared to a provision of 10.4% for the prior year comparable period. The effective tax rate for the three months ended September 28, 2012 differs from the Canadian statutory rate of 25.0% primarily due to income earned in jurisdictions with varying tax rates and the release of a portion of our valuation allowance.

The effective tax rate for the nine months ended September 28, 2012 was a provision of 15.7%, compared to 16.9% for the prior year comparable period. The effective tax rate for the nine months ended September 28, 2012 differs from the Canadian statutory rate of 25.0% due to similar factors impacting our effective tax rate for the three months ended September 28, 2012.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, investments in businesses, and repayment of our debt and related interest expense. Our primary sources of liquidity are internally generated cash flows and borrowings under our revolving credit facility. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs for the foreseeable future, including at least the next twelve months. The availability of borrowings under our revolving credit facility provides an additional potential source of liquidity should it be required. In addition, we may seek to raise additional capital, which could be in the form of bonds, convertible debt or equity to fund business development activities or other future investing cash requirements.

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

Although much of our business is conducted through our subsidiaries, none of our subsidiaries are obligated to make funds available to us. Accordingly, our ability to make payments on our indebtedness and fund our operations may be dependent on the earnings and the distribution of funds from our subsidiaries. As of September 28, 2012, $28.2 million of our $52.9 million cash and cash equivalents was held by our subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations. Further, local laws, regulations and/or terms of our indebtedness may also restrict certain of our subsidiaries from paying dividends or otherwise transferring assets to us. However, in certain instances, we have identified excess cash for which we may repatriate and we have established deferred tax liabilities for the expected tax cost.

During the nine months ended September 28, 2012, we made total debt payments of $20.5 million, comprised of our $7.5 million contractual term loan payments ($2.5 million per quarter) and $13.0 million of optional repayments of borrowings under the revolving credit facility, leaving a total principal debt outstanding under the Senior Credit Facility of $47.5 million at September 28, 2012, compared to $68.0 million at December 31, 2011.

The Credit Agreement applicable to our Senior Credit Facility contains various covenants that we believe are usual and customary for this type of agreement. The Senior Credit Facility includes a maximum allowed leverage ratio and a minimum required fixed charge coverage ratio. On July 19, 2012, the Company entered into an amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment provides that the Company has satisfied the Burnoff Condition (as defined in the Credit Agreement) contained in the Credit Agreement effective as of July 19, 2012, which eliminates the requirement for the Company to meet the borrowing base financial restriction and minimum EBIDTA covenant contained in the Credit Agreement. We were compliant with the covenant requirements as of September 28, 2012. The following table summarizes these financial covenant requirements and our compliance as of September 28, 2012:

	Requirement	Actual
Maximum consolidated leverage ratio	2.50	1.08
Minimum consolidated fixed charge coverage ratio	1.50	3.27

Cash Flows for the Nine Months Ended September 28, 2012 and September 30, 2011

The following table summarizes our cash and cash equivalent balances, cash flows and unused and available funds under our revolving credit facility for the periods indicated (dollars in thousands):

	Nine Months Ended
	September 28, 2012	September 30, 2011
Net cash provided by operating activities	$21,499	$30,722
Net cash used in investing activities	$(3,451)	$(2,607)
Net cash used in financing activities	$(21,288)	$(35,000)

	September 28, 2012	December 31, 2011
Cash and cash equivalents	$52,863	$54,835
Unused and available funds under revolving credit facility	$25,000	$12,000

Operating Cash Flows

Cash provided by operating activities was $21.5 million for the nine months ended September 28, 2012, compared to $30.7 million for the prior year comparable period. The cash provided by operating activities for the nine months ended September 28, 2012 was primarily attributable to our consolidated net income of $3.8 million and non-cash adjustments amounting to $17.4 million. These non-cash adjustments included depreciation and amortization expenses of $10.4 million; stock-based compensation of $3.5 million; and non-cash restructuring charges of $3.6 million. The cash inflow from changes in operating assets and liabilities from December 31, 2011 to September 28, 2012 was $0.3 million. This inflow was primarily attributable to an increase in accounts payable and accrued expenses of $6.2 million as a result of improved accounts payable management and the timing of inventory purchases and was offset by an increase in accounts receivable of $5.8 million due to an increase in sales in the last month of the quarter. The increase in accrued liabilities was offset by payments made during the period as part of our restructuring plans of $4.8 million. Our net inventory increased by $0.1 million from December 31, 2011, which was driven by an increase in inventory offset by a $1.9 million inventory write-down in the three months ended September 28, 2012 related to our Semiconductor Systems business.

Investing Cash Flows

Cash used in investing activities was $3.5 million during the nine months ended September 28, 2012, compared to $2.6 million during the nine months ended September 30, 2011, and primarily relates to capital expenditures with respect to both periods. Cash outflows from investing activities during the nine months ended September 28, 2012 were offset by $0.3 million of cash received from the sale of fixed assets during the period.

Financing Cash Flows

Cash used in financing activities was $21.3 million during the nine months ended September 28, 2012, comprised of $7.5 million for our contractual term loan payments ($2.5 million per quarter), $13.0 million of optional repayments of borrowings under our revolving credit facility, and $0.6 million of capital lease payments. This compares to a $35.0 million optional payment of our Senior Secured PIK Election Notes made during the nine months ended September 30, 2011.

We are contractually obligated and expect to use $3.3 million of cash for the remainder of 2012 for financing activities, comprised of $2.5 million for our quarterly contractual term loan payments and $0.8 million for our capital lease obligations.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our debt, operating and capital leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Through September 28, 2012, we have not entered into any material new or modified contractual obligations since the end of the fiscal year ended December 31, 2011, with the exception of the new seven-year lease agreement signed in May 2012 for the Company’s Bedford, Massachusetts headquarters and the Second Amendment to the Credit Agreement signed in July 2012. The Company’s annual rental payments under the new Bedford lease agreement is $1.5 million.

Off-Balance Sheet Arrangements

Through September 28, 2012, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes to our critical accounting policies through September 28, 2012 from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuation and interest rate sensitivity. During the three and nine months ended September 28, 2012, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of September 28, 2012, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 28, 2012.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 28, 2012 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	3/14/12

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-180098	3.1	3/14/12

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

10.1	Second Amendment to Credit Agreement, dated July 19, 2012, by and among GSI Group Corporation, GSI Group Inc., each of the other Guarantors party thereto, each lender party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	001-35083	10.1	7/23/12

10.2	Letter Agreement, between GSI Group Inc. and David Clarke, dated September 4, 2012.	8-K	001-35083	10.1	9/6/12

10.3	Third Amendment to Credit Agreement, dated October 19, 2012, by and among GSI Group Corporation, GSI Group Inc., each of the other Guarantors party thereto, each lender party thereto, and Bank of America, N.A., as Administrative Agent.					*

10.4	Offer Letter, dated August 24, 2012, between GSI Group Inc. and Matthijs Glastra					*

10.5	Severance Agreement by and between GSI Group Inc. and Deborah M. Mulryan.					*

10.6	Severance Agreement by and between GSI Group Inc. and Jamie Bader.					*

10.7	Severance Agreement by and between GSI Group Inc. and Peter L. Chang.					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 28, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 28, 2012 and September 30, 2011, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2012 and September 30, 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 28, 2012 and September 30, 2011, and (v) Notes to Consolidated Financial Statements.

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

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ John A. Roush John A. Roush	Director, Chief Executive Officer	November 7, 2012

/s/ Robert J. Buckley Robert J. Buckley	Chief Financial Officer	November 7, 2012

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	3/14/12

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-180098	3.1	3/14/12

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

10.1	Second Amendment to Credit Agreement, dated July 19, 2012, by and among GSI Group Corporation, GSI Group Inc., each of the other Guarantors party thereto, each lender party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	001-35083	10.1	7/23/12

10.2	Letter Agreement, between GSI Group Inc. and David Clarke, dated September 4, 2012.	8-K	001-35083	10.1	9/6/12

10.3	Third Amendment to Credit Agreement, dated October 19, 2012, by and among GSI Group Corporation, GSI Group Inc., each of the other Guarantors party thereto, each lender party thereto, and Bank of America, N.A., as Administrative Agent.					*

10.4	Offer Letter, dated August 24, 2012, between GSI Group Inc. and Matthijs Glastra					*

10.5	Severance Agreement by and between GSI Group Inc. and Deborah M. Mulryan.					*

10.6	Severance Agreement by and between GSI Group Inc. and Jamie Bader.					*

10.7	Severance Agreement by and between GSI Group Inc. and Peter L. Chang.					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 28, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 28, 2012 and September 30, 2011, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2012 and September 30, 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 28, 2012 and September 30, 2011, and (v) Notes to Consolidated Financial Statements.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.