Form 10-K
period 2012-12-31
GSI GROUP INC
filed 2013-03-18
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s outstanding common shares held by non-affiliates of the Registrant, based on the closing price of the common shares on the NASDAQ Global Select Market on the last business day of the Registrant’s most recently completed second fiscal quarter (June 29, 2012) was $301,953,688. For purposes of this disclosure, common shares held by officers and directors of the Registrant and by persons who hold more than 5% of the Registrant’s outstanding common shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12 , 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

As of February 28, 2013, there were 33,820,825 of the Registrant’s common shares, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders scheduled to be held on May 15, 2013 to be filed with the Securities and Exchange Commission are incorporated by reference in answer to Part III of this Annual Report on Form 10-K.

GSI GROUP INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2012

As used in this report, the terms “we,” “us,” “our,” “GSI Group”, “GSI”, “GSIG” and the “Company” mean GSI Group Inc. and its subsidiaries, unless the context indicates another meaning.

Unless otherwise noted, all dollar amounts in this report are expressed in United States dollars.

The following brand and trade names of GSI Group are used in this report: GSI WaferMark, GSI WaferRepair, GSI WaferTrim, GSI CircuitTrim, MicroE Systems, Westwind Air Bearings, Synrad, JK Lasers, Continuum, Quantronix, Cambridge Technology, ExoTec Precision, General Scanning Thermal Printers, Photo Research, JK Fiber Lasers, Spectron Lasers and NDSsi.

PART I

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. The Company makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the SEC. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,”, “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. The forward-looking statements contained in this Annual Report include, but are not limited to, statements related to: anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects; potential of future product releases; anticipated sales performance; industry trends; market conditions; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and dispositions and anticipated benefits from such acquisitions; anticipated outcomes of the legal proceedings and litigation matters; anticipated use of currency hedges; timing, scope and expected savings and charges related to realignment and restructuring initiatives; ability to repay our indebtedness; our intentions regarding the use of cash; expectations regarding the Company’s ability to leverage its medical original equipment manufacturer (“OEM”) sales channels and the NDS acquisition; the expected opportunities for growth as a result of the NDS acquisition; and other statements that are not historical facts. All forward-looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward looking statements.

Item 1. Business

OVERVIEW

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “ours”) design, develop, manufacture and sell laser-based solutions, optical control devices, and associated precision technologies. Our technology is incorporated into customer products or manufacturing processes for a wide range of applications in a variety of markets, including: electronics, industrial, medical, and scientific. Our products enable customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications.

Our strategy is to drive sustainable, profitable growth through short-term and long-term initiatives, including:

•	driving more consistent, profitable growth by improving our business mix to increase medical sales and reduce microelectronics sales as a percentage of total revenue;

•	strengthening our strategic position in medical components, scanning solutions, and fiber lasers through continual investment in differentiated new products and solutions;

•	expanding our market access and reach, particularly in higher growth and emerging regions, through investment in internal sales channels as well as external channel partners;

•	broadening our product and service offerings through the acquisition of innovative and complementary technologies and solutions;

•	streamlining our existing operations through site consolidations and strategic divestitures and expanding our business through strategic acquisitions;

•	expanding operating margins by establishing a continuous improvement culture through formalized productivity programs and initiatives; and

•	attracting, retaining, and developing talented and motivated employees.

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

Beginning in 2011, we initiated a strategic review of our businesses to focus our growth priorities and simplify our business model. In June 2012, we committed to a plan for the sale of the Semiconductor Systems operating segment, sold under the GSI brand name, and the Laser Systems product lines, sold under the Control Laser and Baublys brand names. We began accounting for these businesses as discontinued operations in the second quarter of 2012. In October 2012, we sold certain assets and liabilities of the Lasers Systems business for $7.0 million, subject to working capital adjustments, and recorded a $2.3 million gain.

In January 2013, we acquired NDS Surgical Imaging (“NDS”) for $82.5 million in cash, subject to customary closing working capital adjustments. NDS, based in San Jose, California, designs, manufactures, and markets high definition visualization solutions and imaging informatics products for the surgical and radiology end-markets. NDS serves the medical sector, with a focus in surgery, radiology, neurosurgery, and other medical imaging disciplines. This business sells products both directly to original equipment manufacturers (“OEMs”) through a technical sales force and indirectly through distributors. We expect the addition of NDS will help us leverage our existing medical OEM sales channels and our expertise in color measurement technology. In addition, the medical applications that NDS serves with its products are adjacent to several of our existing medical applications. There are also a number of common customers with some of our existing businesses, which we expect will strengthen our key OEM customer relationships.

In 2013, the Company will evaluate our reportable segments in light of the acquisition of NDS. As of December 31, 2012, we operated in two reportable segments: Laser Products and Precision Motion and Technologies. The prior period information stated herein has been restated to conform to the new segment presentation as a result of classifying our Semiconductor Systems and Laser Systems businesses as discontinued operations beginning in June 2012. The following table shows the revenues and gross profit margin for each of the segments for the year ended December 31, 2012 (dollars in thousands):

	Sales	Gross Profit Margin
Laser Products	$108,186	33.8%
Precision Motion and Technologies	163,312	48.3%

Total	$271,498	42.2%

See Note 17 to Consolidated Financial Statements for additional financial information about our reportable segments.

Laser Products Segment

The Laser Products segment designs, manufactures, and markets photonics-based solutions to customers worldwide. The segment serves highly demanding photonics-based applications such as cutting, welding, marking, and scientific research. The segment sells these products both directly utilizing a highly technical sales force and indirectly through resellers and distributors.

The Laser Products segment is comprised of three major product lines:

Product Line	Key End Market	Brand Names	Description
Sealed CO2 Lasers	Industrial and Medical	Synrad	Applications include engraving and cutting of non-metals

Fiber Lasers	Industrial	JK Lasers	Applications include metal cutting, welding and drilling

Specialty Lasers	Scientific and Industrial	Continuum, Quantronix	Applications include scientific research, micro-machining, material processing and laser diagnostics

Precision Motion and Technologies Segment

The Precision Motion and Technologies segment designs, manufactures, and markets air bearing spindles, optical encoders, thermal printers, laser scanning devices, optics, and light and color measurement instrumentation to customers worldwide. The vast majority of the segment’s product offerings in precision motion and optical control technologies are sold to OEMs. The segment sells these products both directly utilizing a highly technical sales force and indirectly through resellers and distributors.

The Precision Motion and Technologies segment has five major product lines:

Product Line	Key End Market	Brand Names	Description
Spindles	Electronics	Westwind Air Bearings	High-speed air bearing spindles used to drill very small and precise holes in printed circuit boards (PCB)

Optical Encoders	Electronics, Industrial, Scientific and Medical	MicroE Systems	Linear and rotary electro-optical tracking devices that measure movement with sub-micron accuracy. Applications include motion control of semiconductor and electronic manufacturing equipment, confocal microscopes, positioning magnetic rings on hard drives, precision manufacturing, coordinate measuring systems, and robotic surgery equipment

Light and Color Measurement	Industrial, Medical, and Electronics	Photo Research, Inc.	Color metrology devices are used by a wide variety of industries for research, quality control and on-line testing, including portable battery operated spectroradiometers, photometers, and video photometers

Thermal Printers	Medical	General Scanning Thermal Printers	Rugged paper tape printers for the medical instruments and defibrillator markets

Product Line	Key End Market	Brand Names	Description

Laser Scanners	Industrial, Medical, Electronics, and Scientific	Cambridge Technology and ExoTec Precision

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

We have a diverse group of customers that include companies that are global leaders in their industries. Many of our customers participate in several market segments. There were no customers of our continuing operations with greater than 10% of our sales in 2012, 2011 or 2010.

Customers of our Precision Motion and Technologies and Laser Products segments include a large number of OEMs who integrate our products into their systems for sale to end users. We also sell directly to end users. The customers of our Precision Motion and Technologies and Laser Products segments include leaders in the industrial systems, microelectronics, automotive, data storage, and medical equipment markets. A typical OEM customer will usually evaluate a product and our ability to provide application support and customization before deciding to incorporate our product into their product or system. Customers generally choose suppliers based on a number of factors, including product performance, reliability, application support, price, breadth of the supplier’s product offering, the financial condition of the supplier and the geographical coverage offered by the supplier. Once certain products of our Precision Motion and Technologies segment and Laser Products segment have been designed into a given OEM customer’s product or system, there are generally significant barriers to subsequent supplier changes.

Customers of NDS include a number of OEMs who integrate our products into their systems for sale to end users. NDS has one customer which has historically accounted for over 10% of its revenues.

Seasonality

While our sales are not highly seasonal on a consolidated basis, the sales of some of our individual product lines, particularly our specialty laser business, is attributable to orders received from governmental entities or research institutions whose budgeting and funding cycles may be different from those of our commercial and industrial customers.

Backlog

As of December 31, 2012, our consolidated backlog was approximately $70.7 million. The majority of orders included in backlog represent open orders for products and services that management has concluded have a reasonable probability of being delivered over the subsequent twelve month period. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Management believes that backlog is not a meaningful indicator of future business prospects for any of our business segments due to the wide range of lead times required by our various types of customers and the ability of our customers to reschedule or cancel orders. Therefore, backlog as of any particular date should not be relied upon as indicative of our revenues for any future period.

Manufacturing

Manufacturing functions are performed internally when management chooses to maintain control over critical portions of the production process or for cost related reasons. To the extent it makes financial sense, we will consider outsourcing additional portions of the production process.

Products offered by our Laser Products segment are manufactured at facilities in Santa Clara, California; Rugby, United Kingdom; Mukilteo, Washington; and Suzhou, China.

Products offered by our Precision Motion and Technologies segment are primarily manufactured at facilities in Bedford, Massachusetts; Poole and Taunton, United Kingdom; Chatsworth, California; and Suzhou, China.

Many of our products are manufactured under ISO 9001 certification and our encoders and medical printers are manufactured under ISO 13485 certification.

Research and Development and Engineering

We incur research and development and engineering expenses as part of our ongoing operations. The following table shows total research and development and engineering expenses and as a percent of total sales for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010
Research and development and engineering expenses	$22,393	$23,454	$22,297
As a percentage of sales	8.2%	7.7%	7.8%

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

Marketing, Sales and Distribution

We sell our products worldwide through our direct sales force and through distributors, including manufacturers’ representatives. Our local sales, applications and service teams and our distributors work closely with our customers to ensure customer satisfaction with our products. Our Laser Products and Precision Motion and Technologies products are sold worldwide through our direct sales force and through distributors, including manufacturer’s representatives. We have sales and service centers located in North America, Europe, Asia Pacific, and Japan.

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

Competitive factors in our Precision Motion and Technologies and Laser Products segments include product performance, price, quality and reliability, features, flexibility, compatibility of products with existing systems, technical support, product breadth, market presence, on-time delivery and our overall reputation. We believe that our products offer a number of competitive advantages; however, some of our competitors are substantially larger and have greater financial and other resources.

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

Our Precision Motion and Technologies segment sources most of its parts externally while some critical parts are manufactured internally, particularly in the air bearing spindles product line. Fully functional electronics as well as certain key components are purchased from external sources.

For a further discussion of the importance and risks associated with our supply chain, see applicable risk factors under Item 1A of this Annual Report on Form 10-K.

Patents and Intellectual Property

We rely upon a combination of copyrights, patents, trademarks, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We hold a number of registered and pending patents in the United States and other countries. The issued patents cover various products in many of our key product categories, particularly laser scanning products, optical encoders, spindles, and lasers. In addition, we also have trademarks registered in the United States and foreign countries. We will continue to actively pursue applications for new patents and trademarks as we deem appropriate. However, there can be no assurance that any other patents will be issued to us or that such patents, if and when issued, will provide any protection or benefit to us.

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

Human Resources

As of December 31, 2012 and 2011, we employed 1,264 and 1,539 employees, respectively. As of December 31, 2012 and 2011, 86 and 211 employees, respectively, were employees of our discontinued businesses.

Geographic Information

We are a multinational company with approximately 68% of our 2012 sales outside the United States and approximately 30% of our property, plant and equipment, net, outside the United States at December 31, 2012. Geographic information is discussed in Note 17 to Consolidated Financial Statements. For a further discussion of the risks associated with our foreign operations, see applicable risk factors under Item 1A of this Annual Report on Form 10-K.

Government Regulation

Our current and contemplated activities and the products and processes that will result from such activities are subject to substantial government regulation, both in the United States and internationally.

Radiation Control for Health and Safety Act

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

CE Marking

We are subject to certain regulations in Europe as administered by the European Commission. CE Marking is required for products marketed within the European Economic Area (EEA) and confirms that the manufacturer meets certain safety, health and environmental protection requirements administered by the European Union. Non-compliance with these regulations could result in warnings, penalties or fines. We believe that we are currently in compliance with these regulations.

United States Food and Drug Administration

Certain products manufactured by us are integrated into systems by our customers that are subject to certain regulations administered by the United States Food and Drug Administration. We must comply with certain quality control measurements in order for our products to be effectively used in our customers’ end products. Non-compliance with quality control measurements could result in loss of business with our customers, fines and penalties.

We are subject to certain medical device regulations. Medical devices are subject to extensive and rigorous regulation by the Food and Drug Administration and by other federal, state and local authorities. The Federal Food, Drug and Cosmetic Act (“FDC Act”) and related regulations govern the conditions of safety, efficacy, clearance, approval, manufacture, quality system requirements, labeling, packaging, distribution, storage, record keeping, reporting, marketing, advertising, and promotion of products. Non-compliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal by the government to grant premarket clearance or approval of products, withdrawal of clearances and approvals, and criminal prosecution.

Other Information

We maintain a website with the address www.gsig.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”). In addition, our reports and other information are filed with securities commissions or other similar authorities in Canada, and are available over the Internet at www.sedar.com.

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

A large portion of our product sales are dependent on the need for increased capacity or replacement of inefficient manufacturing processes. These sales also tend to lag behind other businesses in an economic recovery. There was a rapid decline of the economy and tightening of the financial markets in the second half of 2008 that continued into the first half of 2009. This slowing of the economy reduced the financial capacity of our customers, thereby slowing spending on the products and services we provide. While business conditions improved during the second half of 2009 and throughout 2010, economic conditions softened again since the third quarter of 2011 and continued throughout 2012, particularly in the microelectronics markets. If such weak economic conditions continue or worsen, we may not be able to meet anticipated revenue levels on a quarterly or annual basis. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our customers’ financial condition and the timing or levels of business activity of our customers and the industries we serve. In particular, the growing European financial crisis could have an impact on our customers’ financial condition and ability to maintain product orders in the future. This may reduce the demand for our products or depress pricing for our products and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to products or services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Our business depends significantly upon our customers’ capital expenditures, which are subject to cyclical market fluctuations.

The microelectronics and electronics materials processing industries are cyclical and have historically experienced periods of oversupply, resulting in downturns in demand for capital equipment, including the products that we manufacture. The timing, length and severity of these cycles, and their impact on our business, are difficult to predict. Further, our order levels or results of operations for a given period may not be indicative of order levels or results of operations for subsequent periods. We cannot assure investors that demand for our products will increase or that demand will not decrease. For the foreseeable future, our operations will continue to depend upon industries that are subject to market cycles which, in turn, could adversely affect the market for our products.

Cyclical variations have historically had the most pronounced effect on our spindles product line, which resides in our Precision Motion and Technologies segment and concentrates in the electronics industries. In past economic slowdowns, we have experienced significant cyclical fluctuations, and we cannot assure you that such slowdowns will not recur or that the impact of such slowdowns will be more or less significant compared to historical fluctuations.

Our business success depends upon our ability to respond to fluctuations in product demand, but doing so may require us to incur costs despite limited visibility toward future business declines.

In periods of weak demand, like we have experienced since the third quarter of 2011, we may be required to reduce costs while at the same time maintaining the ability to motivate and retain key employees. Additionally, to remain competitive, we must also continually invest in research and development, which may inhibit our ability to reduce costs in a down cycle. Long product lead-times create a risk that we may purchase or manufacture inventories of products that we are unable to sell.

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

Technology requirements in our markets are consistently advancing. We must continually introduce new products that meet evolving customer needs. Our ability to grow depends on the successful development, introduction and market acceptance of new or enhanced products that address our customer’s requirements. Developing new technology is a complex and uncertain process requiring us to accurately anticipate technological and market trends and meet those trends with responsive products. Additionally, this requires that we manage the transition from older products to minimize disruption in customer ordering patterns, avoid excess inventory and ensure adequate supplies of new products. Failure to develop new products, failed market acceptance of new products or problems associated with new product transitions could harm our business.

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

Our research and development efforts may not lead to the successful introduction of products within the time period our customers demand. Our competitors may introduce new or improved products, processes or technologies that make our current or proposed products obsolete or less competitive. We may encounter delays or problems in connection with our research and development efforts. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	inability to manufacture products in a cost efficient manner;

•	difficulties in reallocating engineering resources and overcoming resource limitations;

•	changing market or competitive product requirements; and

•	unanticipated engineering complexities.

New products often take longer to develop, have fewer features than originally considered desirable and have higher costs than initially estimated. There may be delays in starting volume production of new products and/or new products may not be commercially successful. There may also be difficulty in sourcing components for new products. Any of these developments could harm our business, including our results of operations.

Our reliance upon third party distribution channels subjects us to credit, inventory, business concentration, and business failure risks beyond our control.

We sell many of our products through resellers, distributors, and system integrators. As these third parties tend to have more limited financial resources than OEMs and end-user customers, they generally represent sources of increased credit risk. Any downturn in the business of our resellers, distributors, and systems integrators would in turn harm our results of operations or financial condition.

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

Our quarterly results of operations may fluctuate significantly from period to period. As a result, we may fail to meet or exceed our expected financial performance, which could cause our stock price to decline.

We sell a relatively small number of high value semiconductor systems, which are included in our discontinued operations, within any period. These systems are complex and may have multiple elements for customer delivery including overall systems, spare parts, extended warranties, installation and training and may be subject to customer acceptance criteria. In certain transactions, we recognize all or a portion of revenue upon shipment provided that title and risk of loss have passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectability is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding the receipt or timing of customer acceptance. As a result, it is often difficult to project the timing of product revenue recognition. Consequently, our revenue and financial results could vary significantly from expectations in a particular quarter if anticipated orders from even a few customers are not received and fulfilled in time to satisfy customer obligations to the extent necessary to permit revenue to be recognized under generally accepted accounting principles.

Changes in customer order timing and other factors beyond our control may cause our operating results to fluctuate from period to period.

Changes in customer order timing and the existence of certain other factors beyond our control may cause our operating results to fluctuate from period to period. Such factors include:

•	fluctuations in our customers’ businesses;

•	timing and recognition of revenues from customer orders;

•	timing and market acceptance of new products or enhancements introduced by us or our competitors;

•	availability of parts from our suppliers and the manufacturing capacity of our subcontractors;

•	changes in the prices of our products or of our competitors’ products; and

•	fluctuations in exchange rates of foreign currencies.

Certain of our sales come from products with high selling prices and significant lead times. We may receive several large orders in one quarter from a customer and then receive no orders from that customer in the next quarter. As a result, the timing and recognition of sales from customer orders can cause significant fluctuations in our operating results from quarter to quarter.

A delay in a shipment or failure to meet our revenue recognition criteria near the end of a reporting period due, for example, to rescheduling or cancellations by customers or to unexpected difficulties experienced by us, may cause sales in the period to decline significantly and may have a material adverse effect on our operations for that period. Our inability to quickly adjust could magnify the adverse effect of that revenue shortfall on our results of operations.

As a result of these factors, our results of operations for any quarter are not necessarily indicative of results to be expected in future periods. We believe that fluctuations in quarterly results may cause the market prices of our common shares to fluctuate, perhaps substantially.

Revenues in our medical components market are largely dependent on one customer, which may reduce its purchases of our products in the future.

Greater than 10% of NDS revenues in 2012 were derived from one customer within the surgical display business. There is a risk that this customer may reduce its purchases of NDS products in the future. Although GSI did not have any revenues related to this customer in 2012 because the acquisition of NDS occurred in January 2013, the loss of a significant portion of purchases by this customer would significantly impact our results of operations in the future. If the customer reduces its purchases of NDS products, there is no assurance that we will be able to compensate for the shortfall in revenue and profitability through other means. Changes in technologies or solutions, consolidation of customers, changes in products manufactured by this customer or its selection of other suppliers could result in a further loss of future revenues and could materially impact our financial condition and results of operations in the future.

If we experience a significant disruption in, or breach in security of, our information technology systems, our business may be adversely affected.

We rely on information technology systems throughout our company to manage orders, process shipments to customers, manage inventory levels and maintain financial information. Events could result in the disruption of our systems, including power outages, computer attacks by hackers, viruses, catastrophes, hardware and software failures and other unforeseen events. If we were to experience a significant period of system disruption in information technology systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in significant financial or reputational damage to us.

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

A significant portion of our sales are derived from our European and Asian operations and transacted primarily in Euros and Japanese yen, respectively, while our products are mainly manufactured in the United States and the United Kingdom. In the event of a decline in the value of the Euro or yen, we would typically experience a decline in our revenues. In addition, because our products are mainly manufactured in the United States, we may be required to increase the sale prices on our products sold in Europe and Japan in order to maintain sales margins and recover costs . This may have a materially adverse impact on our sales, profitability, financial position and cash flows.

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

During the year ended December 31, 2012, 68% of our revenues from continuing operations were derived from operations outside of the United States. The scope of our international operations subjects us to risks which could materially impact our results of operations, including:

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

Due to the international scope of our operations, we are subject to a complex system of import and export related laws and regulations, including U.S. export control and customs regulations and customs regulations of other countries. These regulations are complex and vary among the legal jurisdictions in which we operate. Any alleged or actual failure to comply with such regulations may subject us to government scrutiny, investigation and civil and criminal penalties, and may limit our ability to import or export our products or to provide services outside the United States. Any of these penalties could have a material impact on our financial position, results of operations and cash flows.

We have a history of operating losses and we may not be able to sustain our profitability.

We incurred operating losses in each of the years from 1998 through 2003 and again in 2008 and 2009. Although we reported an operating profit for the years ended December 31, 2012, 2011 and 2010, no assurances can be given that we will be able to sustain or increase the level of profitability in the future based on extrinsic market forces.

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

In addition, to the extent that the ongoing turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay may be adversely impacted, which in turn could have a material adverse effect on our business, operating results, and financial condition.

Others may violate our intellectual property rights and cause us to incur significant costs to protect our rights.

Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. We do not have personnel dedicated to the oversight, organization and management of our intellectual property. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation or disclosure, or that others will not develop competitive technologies or products outside of our patented intellectual property. It is possible that, despite our efforts, other parties may use, obtain or try to copy our technology and products. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will be issued from any application filed by us or that, if patents are issued, the claims allowed will be sufficient to deter or prohibit others from marketing similar products. In addition, our patents may be challenged, invalidated or circumvented in a legal or administrative proceeding. Our patents and know-how may not provide a competitive advantage to us. Policing unauthorized use of our intellectual property rights is difficult and time consuming and may involve initiating claims or litigation against third parties for infringement of our proprietary rights, which could be costly.

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

Our business strategy may include making strategic divestitures. There can be no assurance that any divestitures will provide business benefit.

Our business strategy has included divesting certain non-core businesses. During the second quarter ended June 29, 2012, we committed to a plan to sell our Semiconductor Systems operating segment and Laser Systems businesses. We sold certain assets and liabilities of our Laser Systems businesses in October 2012 and expect to sell our Semiconductor Systems business by the end of the second quarter of 2013. The divestiture of an existing business could reduce our future operating cash flows and revenues, make our financial results more volatile, and/or cause a decline in revenues and profits. A divestiture could also cause a decline in the price of our common shares and increased reliance on other elements of our core business operations. If we do not successfully manage the risks associated with a divestiture, our business, financial condition, and results of operations could be adversely affected. In addition, there could be other negative unforeseen effects from a divestiture. We also may not find suitable purchasers for the Semiconductor Systems business and would continue to pay operating costs associated with this business.

We have made, and expect to continue to make, acquisitions, and we may fail to successfully integrate future acquisitions into our business.

As part of our business strategy, we expect to broaden our product and service offerings through acquiring businesses, technologies, assets and product lines that we believe complement or expand our existing businesses. In January 2013, we acquired NDS, which designs, manufactures, and markets high definition visualization solutions and imaging informatics products for the surgical and radiology end-markets. It is likely that we will continue to make acquisitions in the future.

We may face challenges as a result of these acquisition activities. For example, we may fail to successfully integrate acquisitions, including the operations of NDS and future acquisitions, into our business and, as a result, may fail to realize the synergies, cost savings and other benefits expected from the acquisitions. We may not find suitable acquisition candidates in the future or succeed in executing acquisitions that are accretive to earnings. We must also achieve these objectives without adversely affecting our revenues. If we are not able to successfully achieve these objectives, the anticipated benefits of such acquisitions may not be realized fully or at all, and our results of operations could be adversely affected.

Further, our ability to maintain and increase profitability of an acquired business will depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue. Our expectations to achieve more consistent and predictable levels of revenue and to increase profitability as a result of any acquisitions may not be realized. Such revenues and profitability may even decline as we integrate operations into our business. If revenues of acquired businesses grow more slowly than we anticipate, or if their operating expenses are higher than we expect, we may not be able to sustain or increase their profitability, in which case our financial condition will suffer and our stock price could decline. Moreover, our acquisition activities may divert management’s attention from our regular operations and managing a larger and more geographically dispersed operation and product portfolio could pose challenges for our management.

If we do not attract and retain our key personnel, our ability to execute our business strategy will be limited.

Our success depends, to a significant extent, upon the continued service of our executive officers and key management and technical personnel, particularly our experienced engineers, and upon our ability to continue to attract, retain, and motivate qualified personnel. The competition for these employees is intense. The loss of the services of one or more of our key personnel could have a material adverse effect on our operating results. In addition, there could be a material adverse effect on us should the turnover rates for engineers and other key personnel increase significantly or if we are unable to continue to attract qualified personnel.

Our success also depends on our ability to execute leadership succession plans. The inability to successfully transition key management roles could have a material adverse effect on our operating results.

We have undertaken restructuring and realignment activities in the past, and we will continue to assess our operating structure in the future. These actions may not improve our financial position, and may ultimately prove detrimental to our operations and sales.

Our ability to reduce operating expenses is dependent upon the nature of the actions we take to reduce expenses and our subsequent ability to implement those actions and realize expected cost savings. If global conditions continue to deteriorate and unfavorably impact our business, we may need to take additional restructuring actions. There can be no assurance that these actions will improve our financial position, results of operations or cash flows. Further, there is a risk that these actions may ultimately prove detrimental to our operations and sales, or to our intellectual property protections.

Product defects or problems with integrating our products with other vendors’ products may seriously harm our business and reputation.

We produce complex products that can contain latent errors or performance problems. This could happen to both existing and new products. Such defects or performance problems could be detrimental to our business and reputation.

In addition, customers frequently integrate our products with other vendors’ products. When problems occur in a combined environment, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relationship issues. These issues may also complicate our determination of the timing and amount of revenue recognition and could have a material negative impact on our business.

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

We assemble our products at our facilities in the United States, the United Kingdom and China. Each of our products is typically manufactured in a single manufacturing location. If the use of any of our manufacturing facilities were interrupted by a natural disaster or otherwise, our operations would be negatively impacted until we could establish alternative production and service operations. Significant production difficulties could be the result of:

•	mistakes made while transferring manufacturing processes between locations;

•	changing process technologies;

•	ramping production;

•	installing new equipment at our manufacturing facilities;

•	shortage of key components; and

•	loss of electricity or employees’ access to the manufacturing facilities due to natural disasters.

In addition, we may experience product delivery delays in the future. We ship a significant portion of our products to our customers through independent package delivery and import/export companies. We also ship our products through national trucking firms, overnight carrier services and local delivery practices. If one or more of the package delivery or import/export providers experiences a significant disruption in services or institutes a significant price increase, the delivery of our products could be prevented or delayed. Such events could cause us to incur increased shipping costs that could not be passed on to our customers, negatively impacting our profitability and our relationships with certain customers.

We are subject to regulation by various federal, state and foreign agencies that require us to comply with a wide variety of regulations, including those regarding the manufacture of products, the shipping of our products.

Medical devices manufactured by NDS are subject to regulations by the U.S. Food and Drug Administration and similar international agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales and distribution. If we fail to comply with the U.S. Food and Drug Administration’s regulations or those of similar international agencies, we may have to recall products and cease their manufacture and distribution, which would increase our costs and reduce our revenues.

In recent years, the medical industry has undergone significant changes in order to reduce healthcare costs. This includes cuts in Medicare, consolidation of healthcare distribution companies and collective purchasing arrangements by office-based healthcare practitioners. Foreign and domestic governments have also undertaken efforts to control healthcare costs through legislation and regulation. In March 2010, President Obama signed into law health care reform legislation in the form of the U.S. Patient Protection and Affordable Care Act (“PPACA”). One of the components of the PPACA is a 2.3% excise tax on the sales of most medical devices, starting in 2013. This tax may put increased pressure on our NDS business and may lead our customers to reduce their orders for products we produce or to request that we reduce the prices we charge for our products in order to offset the tax. Many of the impacts of the law will not be known until those regulations are enacted over the next several years. The implementation of health care reform and medical cost containment measures in the U.S. and in foreign countries in which we operate could:

•	decrease the price we might establish for our products and products that we may develop, which would result in lower product revenues to us;

•

require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market, which could increase our costs of doing business, or otherwise adversely affect the market for our products; and

•	create new laws, regulations and judicial decisions affecting pricing or marketing practices.

Changes in governmental regulation of our business or our products could reduce demand for our products or increase our expenses.

We are subject to many governmental regulations, including but not limited to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the National Center for Devices and Radiological Health, a branch of the United States Food and Drug Administration, and certain health regulations related to the manufacture of products using beryllium, an element used in some of our products. Among other things, these regulations require us to file annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to conduct safety reviews, to incorporate design and operating features in products sold to end-users and to certify and label our products. Various warning labels must be affixed and certain protective devices installed depending on the class of product. We are also subject to regulatory oversight, including comparable enforcement remedies, in the markets we serve, and we compete in many markets in which we and our customers must comply with federal, state, local and international regulations, such as environmental, health and safety and food and drug regulations. We develop, configure and market our products to meet customer needs created by those regulations. Any significant change in these regulations could reduce demand for our products or increase our expenses, which in turn could adversely affect our business, financial condition, results of operations and cash flows.

The SEC has recently issued rules requiring disclosure regarding the use of certain “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals from these countries. The implementation of these rules may require significant additional expense, particularly in the event that only a limited pool of suppliers are available to certify that products are free from “conflict minerals.”

If we fail to implement new information technology systems successfully, our business could be adversely affected.

We rely on various centralized information systems throughout our company to keep financial records, process orders, manage inventory, process shipments to customers, and operate other critical functions. Some of our existing systems are no longer supported by the software system providers and need to be upgraded or replaced. If we are unable to successfully implement new systems or upgrade the existing systems, particularly those that record, process or manage financial information, we may experience disruption in our operations and may be unable to recognize the expected benefits associated with new systems.

Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.

As of December 31, 2012, our total assets included $84.6 million of net intangible assets, including goodwill. Net intangible assets consist principally of goodwill, patents, trademarks, customer relationships, core technology and technology licenses. Goodwill and indefinite-lived intangible assets are tested for impairment at least on an annual basis. All other intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

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

Our effective tax rates are subject to fluctuation, which could impact our financial position.

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

Our holding company, GSIG, is a non-U.S. corporation organized in Canada and is subject to Canadian tax laws. However, our operating company, GSI US, is subject to U.S. tax and files U.S. federal income tax returns. In addition, distributions or payments from entities in one jurisdiction to entities in another jurisdiction may be subject to withholding taxes. Our holding company does not intend to operate in a manner that will cause it to be treated as engaged in a U.S. trade or business or otherwise be subject to U.S. federal income taxes on its net income, but it generally will be subject to U.S. federal withholding tax on certain U.S.-source passive income items, such as dividends and certain types of interest.

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

The terms of our amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”) provides for a $50.0 million term loan and a $75.0 million revolving credit facility (collectively, the

“Senior Credit Facilities”). If we are unable to satisfy those conditions or our needs exceed the amounts available under the facilities, we may need to engage in equity or debt financings to obtain additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution. Any new equity securities we issue could have rights, preferences and privileges superior to those of the holders of our common shares. Further, our Amended and Restated Credit Agreement restricts our ability to obtain additional debt financing from other sources. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. In addition, the terms of any additional equity or debt issuances may adversely affect the value and price of our common shares.

Global credit conditions have varied widely over the last several years and could vary significantly in the future. Although these conditions have not affected our current plans, adverse credit conditions in the future could have a negative impact on our ability to execute on future strategic activities.

The market price for our common shares may be volatile.

The market price of our common shares could be subject to wide fluctuations. These fluctuations could be caused by:

•	quarterly variations in our results of operations;

•	changes in earnings estimates by analysts;

•	conditions in the markets we serve; or

•	general market or economic conditions.

In addition, in recent years the stock market has experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices of many microelectronics and electronics materials processing companies, often unrelated to the operating performance of the specific companies. These market fluctuations could adversely affect the price of our common shares.

To service our indebtedness and fund our operations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and repay or refinance our indebtedness and to fund planned capital expenditures, acquisitions, and research and development efforts will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

There is no assurance, however, that our business will generate sufficient cash flow from operations; that currently anticipated cost savings and operating improvements will be realized on schedule; that future borrowings will be available to us in an amount sufficient to enable us to make payments on and repay or refinance our indebtedness, or to fund our other liquidity needs. Although we refinanced our Original Senior Credit Facility (as defined below) during 2012, we may need to refinance all or a portion of our indebtedness, before our Senior Credit Facilities mature in 2017. In the event we need to refinance any borrowings under our Amended and Restated Credit Agreement, we may not be able to do so on commercially reasonable terms or at all, which could adversely affect our financial condition.

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

We have certain significant shareholders, one of whom serves on our Board of Directors. These significant shareholders and their respective affiliates could have substantial influence over our Board of Directors and our outstanding common shares, which could limit our other shareholders’ ability to influence the outcome of key transactions.

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

As of December 31, 2012, we had $50.0 million of outstanding debt. In order to fund our NDS acquisition, we borrowed an additional $60.0 million under our Senior Credit Facilities in January 2013. This level of debt could have significant consequences on our future operations, including:

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

In addition, our Amended and Restated Credit Agreement contains covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our borrowings thereunder.

Risks Relating to Our Internal Controls

If we fail to maintain appropriate internal controls in the future, we may not be able to report our financial results accurately, which may adversely affect our stock price and our business.

While our management and our independent registered public accounting firm concluded that our internal control over financial reporting was effective as of December 31, 2012, it is possible that material weaknesses may be identified in the future.

If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a publicly traded company or comply with the requirements of the SEC or the Sarbanes-Oxley Act of 2002. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common shares, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Significant deficiencies or material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal owned and leased properties of the Company and its subsidiaries related to our continuing operations as of December 31, 2012 are listed in the table below.

Location	Principal Use	Current Segment (a)	Approximate Square Feet	Owned/Leased
Bedford, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales and Administration	1,3	147,000	Leased; expires in 2019

Rugby, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administration	2	43,000	Leased; expires in 2019

Poole, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administration	1	51,000	Building owned; land leased through 2078

Mukilteo, Washington, USA	Manufacturing, R&D, Marketing, Sales and Administration	2	63,000	Owned

Suzhou, People’s Republic of China	Manufacturing, R&D, Marketing, Sales and Administration	1,2	55,000	Leased; expires in 2013

Santa Clara, California, USA	Manufacturing, R&D, Marketing, Sales and Administration	2	44,328	Leased; expires in 2013

Lexington, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales and Administration	1	33,339	Leased; expires in 2016; Exited in January 2013

Chatsworth, California, USA	Manufacturing, R&D, Marketing, Sales and Administration	1	22,000	Owned

Taunton, United Kingdom	Manufacturing, R&D, Marketing and Sales	1	19,000	Leased; expires in 2017

Planegg, Germany	Manufacturing, Sales and Administration	1,2	15,000	Leased; expires in 2015

a)	The facilities house product lines that belong to the following segments:

1 — Precision Motion and Technologies Segment

2 — Laser Products Segment

3 — Corporate

In connection with our entering into our Original Credit Facility in 2011, we entered into open ended deeds of trust for our Orlando, Florida, Mukilteo, Washington and East Setauket, New York properties.

Additional manufacturing, research and development, sales, service and logistics sites are located in Colorado, France, Italy, Japan, China, and Sri Lanka. These additional offices are in leased facilities occupying approximately 67,000 square feet in the aggregate and are related to our Precision Motion and Technologies and Laser Products segments.

NDS, acquired in January 2013, is headquartered in San Jose, California where its radiology and surgical display products are manufactured. Additional research and development, sales and service sites are located in the United States, Europe, Japan and China. The aggregate amount of space currently occupied by NDS is approximately 78,000 square feet.

Our owned facility in Orlando, Florida and leased facilities in Taiwan and Korea represent properties for use in our discontinued operations. These owned and leased facilities constitute approximately 80,000 and 13,000 square feet in the aggregate, respectively. In 2012, we entered into a one-year, triple net lease for our Orlando facility as part of the sale of our Laser Systems business and will receive $0.5 million of annual rental income through the lease expiration date of October 2013.

Our owned facility in East Setauket, New York and leased facilities in Oxnard, California and Darmstadt, Germany were restructured and exited as part of our plans to consolidate various facilities under the 2011 restructuring program. These owned and leased properties constitute approximately 65,000 and 22,000 square feet in the aggregate, respectively. These properties were used as part of our Laser Products segment. In January 2013, we consolidated the operations of our leased facility in Lexington, Massachusetts with our Bedford, Massachusetts operations.

Our 50% owned joint venture, Excel Laser Technology Private Limited (“Excel SouthAsia JV”), owns a sales, service and administration facility located in Mumbai, India. The total square footage of this facility is approximately 18,000 square feet.

As of December 31, 2012, we were productively utilizing substantially all of the space in our facilities, except for space from our abandoned facilities as part of the 2011 restructuring program and our sales and service space in Mumbai, India.

Item 3. Legal Proceedings

During the third quarter of 2005, the Company’s French subsidiary, GSI Lumonics SARL (“GSI France”), filed for bankruptcy protection, which was granted on July 7, 2005. On April 18, 2006, the commercial court of Le Creusot (France) ordered GSI France to pay approximately 0.7 million Euros to SCGI in the context of a claim filed by SCGI that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. No appeal was lodged. On May 6, 2011, GSI Group Ltd. was served with summons from the official receiver of GSI France demanding that GSI Group Ltd. and the Company’s German subsidiary, GSI Group GmbH, appear before the Paris commercial court. GSI Group GmbH was subsequently served with a separate summons from the official receiver. The cases against GSI Group Ltd. and GSI Group GmbH were subsequently combined into a single case (docket number 2011/088718). The receiver claimed (i) that the bankruptcy proceedings initiated against GSI France in 2005 should be extended to GSI Group Ltd. and GSI Group GmbH on the ground that GSI France’s decisions were actually made by GSI Group Ltd. and that GSI Group GmbH made financial advances for no consideration, which would reveal in both cases confusion of personhood, or (ii) alternatively, that GSI Group Ltd. be ordered to pay approximately 3.1 million Euros (i.e. the aggregate of GSI France’s liabilities, consisting primarily of approximately 0.7 million Euros to SCGI and approximately 2.4 million Euros to GSI Group GmbH) on the ground that GSI Group Ltd. is liable in tort for having disposed of GSI France’s assets freely and for having paid all of GSI France’s debts except for the liability to SCGI. On June 19, 2012, the receiver withdrew its claim with respect to extending the bankruptcy proceedings to GSI Group Ltd. and GSI Group GmbH. As a result, only the tort claim remains pending before the court. The Company currently does not believe a loss is probable. Accordingly, no accrual has been made in the Company’s accompanying consolidated financial statements with respect to this claim.

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

IRS Claim

On April 5, 2010, the IRS filed amended proofs of claim aggregating approximately $7.7 million with the Bankruptcy Court as part of the Company’s proceedings under Chapter 11 of the Bankruptcy Code. On July 13, 2010, the Company filed a complaint, GSI Group Corporation v. United States of America, in Bankruptcy Court in an attempt to recover refunds totaling approximately $18.8 million in federal income taxes the Company asserts it overpaid to the IRS relating to tax years 2000 through 2008, together with applicable interest. The complaint includes an objection to the IRS proofs of claim which the Company believes are not allowable claims and should be expunged in their entirety. Those tax proceedings remain pending, and their resolution in the ordinary course was not affected by the closing of the Chapter 11 Cases. The Company has reached a settlement agreement with the IRS and the Department of Justice and is awaiting consent from the Joint Committee of Taxation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Shares, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

From December 29, 2010 to January 27, 2011, the Company’s common shares were quoted on the OTC Markets Group, Inc. under the trading symbol “LASRD.PK”. Thereafter, until February 14, 2011, the Company’s trading symbol reverted to “LASR.PK”. Since February 14, 2011, the Company’s common shares, no par value, have traded on the NASDAQ Global Select Market under the trading symbol “GSIG”. The following table sets forth the high and low prices of the Company’s common shares during the periods indicated.

	2012		2011
	High	Low	High	Low
First Quarter	$12.24	$10.79	$13.96	$10.30
Second Quarter	$12.44	$11.09	$12.18	$10.31
Third Quarter	$11.61	$8.69	$12.65	$7.68
Fourth Quarter	$8.99	$7.24	$11.08	$7.27

Holders

As of the close of business on February 28, 2013, there were approximately 37 holders of record of the Company’s common shares. Since many of the common shares are registered in “nominee” or “street” names, the Company believes that the total number of beneficial owners is considerably higher.

Dividend Policy

The Company has never declared or paid cash dividends on its common shares. The Company currently intends to retain any current and future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

None.

Performance Graph

The following graph compares the cumulative total return to stockholders for the Company’s common shares for the period from December 31, 2007 through December 31, 2012 with the NASDAQ Composite Index and the S&P Technology Index. The comparison assumes an investment of $100 is made on December 31, 2007 in the Company’s common shares and in each of the indices and in the case of the indices it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
GSI Group Inc.	$100.00	$6.17	$9.42	$38.17	$36.90	$31.24
NASDAQ Composite Index	$100.00	$59.46	$85.55	$100.02	$98.22	$113.85
S&P Technology	$100.00	$56.57	$85.64	$93.91	$89.77	$102.92

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

The consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 are derived from our audited financial statements in this Annual Report. The consolidated statements of operations data for the year ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements that are not included in this Annual Report. The prior period information stated herein has been revised to conform to the new presentation as a result of classifying certain of our businesses as discontinued operations.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Condensed Consolidated Statements of Operations:
Sales	$271,498	$304,296	$285,892	$192,362	$193,562
Gross profit	114,476	133,100	130,614	77,720	66,640
Operating expenses(1)(2)	99,469	97,252	94,587	101,878	316,227
Income (loss) from operations	15,007	35,848	36,027	(24,158)	(249,587)
Reorganization items(3)	—	—	(26,156)	(23,606)	—
Income (loss) from continuing operations before income taxes	11,534	24,220	(7,973)	(75,720)	(256,299)
Income tax provision (benefit)(4)	(10,940)	2,544	11,952	(920)	(39,036)
Income (loss) from continuing operations	22,474	21,676	(19,925)	(74,800)	(217,263)
Income (loss) from discontinued operations, net of tax	(5,151)	7,325	19,286	3,531	4,747
Gain on disposal of discontinued operations, net of tax(5)	2,255	—	—	—	8,732
Consolidated net income (loss)	19,578	29,001	(639)	(71,269)	(203,787)
Less: Net income attributable to noncontrolling interest	(40)	(28)	(48)	(61)	(60)
Net income (loss) attributable to GSI Group, Inc.	$19,538	$28,973	$(687)	$(71,330)	$(203,847)
Income (loss) from continuing operations attributable to GSI Group Inc. per common share:
Basic	$0.66	$0.65	$(0.84)	$(4.70)	$(15.12)
Diluted	$0.66	$0.64	$(0.84)	$(4.70)	$(15.12)
Income (loss) from discontinued operations attributable to GSI Group, Inc. per common share:
Basic	$(0.08)	$0.22	$0.81	$0.22	$0.94
Diluted	$(0.08)	$0.22	$0.81	$0.22	$0.94
Net income (loss) attributable to GSI Group, Inc. per common share
Basic	$0.58	$0.87	$(0.03)	$(4.48)	$(14.18)
Diluted	$0.58	$0.86	$(0.03)	$(4.48)	$(14.18)
Weighted average common shares outstanding—basic	33,775	33,481	23,703	15,916	14,375
Weighted average common shares outstanding—diluted	33,936	33,589	23,703	15,916	14,375

(1)	The Company recorded an impairment charge of $215.1 million in 2008 related to goodwill ($131.2 million), intangible assets ($78.5 million) and property, plant and equipment ($5.4 million) primarily due to an economic downturn, which reduced the estimated future cash flow of these assets.
(2)	The Company recorded $12.1 million in 2008 related to in-process research and development paid for as part of the Excel acquisition.
(3)	The Company recorded $26.2 million and $23.6 million in 2010 and 2009, respectively, related to our bankruptcy proceedings.
(4)	The Company released $15.3 million of valuation allowance on deferred tax assets in 2012 based on the conclusion that it is more likely than not that a portion of its deferred tax assets in the U.S., U.K., France and Japan will be realized in the future. In 2010, the Company recorded $9.6 million unfavorable permanent differences in its income tax provisions primarily related to non-deductible bankruptcy costs. In 2009, the Company recorded $22.5 million valuation allowance on deferred tax assets as a result of material losses from its operations.
(5)	The Company sold its Laser Systems business in 2012 and U.S. Optics business in 2008 and recorded a gain on disposal, net of tax, of $2.3 million and $8.7 million, respectively.

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$65,788	$54,835	$56,781	$63,328	$69,001
Total assets	337,460	348,503	367,167	414,670	520,317
Debt, current	7,500	10,000	—	—	185,115
Debt, long-term	42,500	58,000	107,575	—	—
Liabilities subject to compromise(1)	—	—	—	220,560	—
Long-term liabilities, excluding deferred revenue and debt	11,828	22,783	21,250	20,739	44,964
Total stockholders’ equity	227,809	209,003	178,678	84,311	152,897

(1)	Includes $210.0 million related to obligations due under the 2008 Senior Notes while in bankruptcy.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Annual Report on Form 10-K. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, expected sale of the Semiconductor Systems business in the first half of 2013; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases; anticipated sales performance; industry trends; market conditions; changes in accounting principles and changes in actual or assumed tax liabilities; expectations regarding tax exposure; anticipated reinvestment of future earnings; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and dispositions and anticipated benefits from prior acquisitions; anticipated outcomes of legal proceedings and litigation matters; and anticipated use of currency hedges. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activity; our significant dependence upon our customers’ capital expenditures, which are subject to cyclical market fluctuations; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate; delays in our delivery of new products; our reliance upon third party distribution channels subject to credit, business concentration and business failure risks beyond our control; fluctuations in our quarterly results, and our failure to meet or exceed our expected financial performance; customer order timing and other similar factors beyond our control; our dependence on one customer in our medical components business; disruptions in or breaches in security of our information technology systems; changes in interest rates, credit ratings or foreign currency exchange rates; risk associated with our operations in foreign countries; disruptions to our manufacturing operations as a result of natural disasters; our increased use of outsourcing in foreign countries; our failure to comply with local import and export regulations in the jurisdictions in which we operate; our history of operating losses and our ability to sustain our profitability; our exposure to the credit risk of some of our customers and in weakened markets; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our ability to make divestitures that provide business benefits; our failure to successfully integrate recent and future acquisitions into our business; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of or defects in raw materials, certain key components or other goods from our suppliers; production difficulties and product delivery delays or disruptions; our failure to comply with various federal, state and foreign regulations; changes in governmental regulation of our business or products; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; our ability to utilize our net operating loss carryforwards and other tax attributes; fluctuations in our effective tax rates; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; volatility in the market price for our common shares; our dependence on significant cash flow to service our indebtedness and fund our operations; our ability to access cash and other assets of our subsidiaries; the influence over our business of certain significant shareholders; provisions of our articles of incorporation may delay or prevent a change in control; our significant existing indebtedness may limit our ability to engage in certain activities; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

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

Our Precision Motion and Technologies segment designs, manufactures and markets air bearing spindles, optical encoders, thermal printers, laser scanning devices, optics and light and color measurement instrumentation to customers worldwide. The vast majority of the segment’s product offerings in precision motion and optical control technologies are sold to original equipment manufacturers (“OEMs”). The segment sells these products both directly utilizing a highly technical sales force and indirectly through resellers and distributors.

Strategy

Our strategy is to drive sustainable, profitable growth through short-term and long-term initiatives, including:

•	driving more consistent, profitable growth by improving our business mix to increase medical sales and reduce microelectronics sales as a percentage of total revenue;

•	strengthening our strategic position in medical components, scanning solutions, and fiber lasers through continual investment in differentiated new products and solutions;

•	expanding our market access and reach, particularly in higher growth and emerging regions, through investment in internal sales channels as well as external channel partners;

•	broadening our product and service offerings through the acquisition of innovative and complementary technologies and solutions;

•	streamlining our existing operations through site consolidations and strategic divestitures and expanding our business through strategic acquisitions; and

•	expanding operating margins by establishing a continuous improvement culture through formalized productivity programs and initiatives; and

•	attracting, retaining, and developing talented and motivated employees.

Significant Events and Updates

Acquisition of NDS Surgical Imaging

On January 15, 2013, we completed the acquisition of NDS Surgical Imaging (“NDS”), a San Jose, California-based company that designs, manufactures, and markets high definition visualization solutions and imaging informatics products for the surgical and radiology end-markets, for $82.5 million in cash, subject to customary closing working capital adjustments. We expect the addition of NDS will help us leverage our existing medical OEM sales channels and our expertise in color measurement technology. In addition, the medical applications that NDS serves with its products are adjacent to several of our existing medical applications. There are also a number of common customers with some of our existing businesses, which we expect will strengthen our key OEM customer relationships.

Greater than 10% of NDS historical revenues in recent years were derived from one customer within the surgical display business. There is a risk that this customer may reduce some of its purchases of NDS products in the future. We are actively exploring options to remediate the risk.

Amended and Restated Senior Credit Facility

On December 27, 2012, we entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”), which matures on December 27, 2017 and provides for an aggregate of $125.0 million credit facility, consisting of a $50.0 million, 5-year, term loan facility and a $75.0 million, 5-year, revolving credit facility (collectively, the “Senior Credit Facilities”). The Amended and Restated Credit Agreement amended and restated the existing credit agreement dated October 19, 2011 that had a maturity date of October 19, 2015 and consisted of a $40.0 million, 4-year, term loan facility and a $40.0 million, 4-year, revolving credit facility (as amended prior to December 27, 2012, the “Original Senior Credit Facility”).

Appointment and Departure of Executive Officers

In October 2012, Matthijs Glastra joined the Company as corporate officer and Group President of our Laser Products segment. Mr. Glastra brings significant experience in the opto-electronics space, most recently as Chief Executive Officer of Philips Entertainment Lighting and formerly as Chief Operating Officer of Phillips Lumileds. In September 2012, our former Vice President, Group President of Laser Products and President of Synrad, departed the organization after 18 years of service with the Company.

Discontinued Operations Update

Beginning in 2011, we initiated a strategic review of our businesses to focus our growth priorities and simplify our business model. In June 2012, we committed to a plan for the sale of the Semiconductor Systems operating segment, sold under the GSI brand name, and Laser Systems product lines, sold under the Control Laser and Baublys brand names, and began accounting for these businesses as discontinued operations in the second quarter of 2012. In October 2012, we sold certain assets and liabilities of the Lasers Systems business for $7.0 million, subject to working capital adjustments, and recorded a $2.3 million gain, in the consolidated statement of operations. The Laser Systems facility in Orlando, Florida, which has an estimated fair value less costs to sell of $5.7 million as of December 31, 2012, was retained by the Company. We continue to make progress in the marketing of the Semiconductor Systems business and the Laser Systems facility and expect to sell the Semiconductor Systems business by the end of the second quarter of 2013 and the Laser Systems facility by the fourth quarter of 2013.

2011 Restructuring Plan Update

We have substantially completed our 2011 restructuring program that began in the fourth quarter of 2011, with a goal of eliminating up to twelve (12) facilities and targeting as much as $5.0 million in annualized costs savings. These reductions are expected to be achieved through a combination of site consolidations and divestitures, with divestitures resulting in the elimination of up to five facilities. Nine facilities have been exited, including three facilities exited as part of the sale of the Laser Systems business. We completed the consolidation of multiple operations during the year. We consolidated the manufacturing operations of our specialty lasers and optics products, consolidated our German operations into one facility and, in January 2013, consolidated our laser scanners business into our corporate headquarters located in Bedford, Massachusetts. We expect to substantially complete the consolidation and exit of up to three additional facilities in the first half of 2013 primarily as part of the expected sale of our Semiconductor Systems business.

We incurred $6.1 million of charges during the year ended December 31, 2012, related to the 2011 restructuring plan. These consisted of cash and non-cash charges of $4.1 million and $2.0 million, respectively. Cash charges primarily relate to severance, consulting and exit costs associated with the consolidation of our various facilities. Non-cash charges primarily relate to accelerated depreciation resulting from changes in estimated useful lives of certain long-lived assets for which we intend to exit. We expect to incur $1.2 million of cash related charges and $0.1 million of non-cash charges in 2013 related to the plan.

2012 Restructuring Plan Update

During the third quarter of 2012, we initiated a program (the “2012 restructuring program”) to identify additional cost savings due to the continued uncertainty and volatility of the macroeconomic environment. This program identified an additional $1.0 million to $2.0 million of annualized cost savings beyond the savings expected from the 2011 restructuring program. We incurred $1.8 million of severance costs associated with the 2012 restructuring program during the year ended December 31, 2012. This plan was completed during the fourth quarter of 2012.

Release of our Valuation Allowance

During fiscal year 2012, based on an accumulation of positive evidence such as cumulative profits over the prior three years and projections for future growth, we determined that it is more likely than not that the benefits of our deferred tax assets will be realized. Accordingly, a deferred tax valuation allowance release of $15.3 million was recorded as an income tax benefit for the year.

As of December 31, 2012, a deferred tax valuation allowance of $15.5 million continues to be provided on state net operating losses, state tax credit carryforwards and certain foreign tax attributes that the Company determined are not more likely than not to be realized. In conjunction with our ongoing review of our actual results and anticipated future earnings, we will continue to reassess the possibility of releasing the valuation allowance currently in place on our deferred tax assets.

Overview of Financial Results

In 2012, we initiated actions to focus on strategic initiatives, including committing to a plan to sell our Laser Systems and Semiconductor Systems businesses and reporting the results of operations associated with these businesses in discontinued operations. We focused the Company’s investments around three strategic growth areas, specifically, medical components, scanning solutions, and fiber lasers. In addition, we consolidated several manufacturing and R&D locations to improve our operating efficiencies while significantly enhancing our employee talent pool with the hiring of new business line leaders, functional leaders, and sales leaders.

Overall sales for 2012 decreased $32.8 million, or 10.8%, versus the prior year primarily as a result of a steep downturn in the capital equipment market, particularly in the microelectronics market. We currently are not expecting a recovery in these markets in 2013. To a lesser extent, the decrease was also attributable to lower specialty laser sales, which primarily serve scientific end markets. In addition, the year-over-year comparison is also affected by our adoption of Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which amended the revenue recognition guidance for multi-element arrangements. Following our adoption of ASU 2009-13 as of the beginning of 2011, we did not defer any revenue on new multiple-element orders received from customers during the period but delivered over multiple periods. For orders that had been deferred under multi-element arrangements, delivered over multiple periods, entered into prior to the adoption of ASU 2009-13, we recognized $8.1 million of net revenue with net gross profit of $3.5 million in 2011, with no comparable amounts for 2012.

Income from operations for 2012 of $15.0 million decreased $20.8 million, or 58.1%, versus the prior year. This decrease was primarily attributable to the drop in sales, an $8.0 million charge driven by our 2011 and 2012 restructuring programs, compared to a $2.0 million restructuring charge for the prior year related to our 2011 restructuring program, and $0.8 million in acquisition related costs compared to none in the prior year. Partially offsetting the decrease in income from operations was lower spending on operating costs resulting from restructuring actions taken in the fourth quarter of 2011 and during 2012.

Diluted earnings per share (“EPS”) from continuing operations of $0.66 in 2012 increased $0.02 from the prior year. The decrease was largely because of a drop in income from operations of $20.8 million, offset by a $10.2 million reduction in interest expense for 2012 as a result of the reduction in our overall debt levels and refinancing of our debt in Q4 2011 and a release of the Company’s valuation allowance of $15.3 million during 2012.

The specific components of our operating results for 2012, 2011 and 2010 are further discussed below.

Results of Operations

The following table sets forth our results of operations as a percentage of sales for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Sales	100.0%	100.0%	100.0%
Cost of goods sold	57.8	56.3	54.3

Gross profit	42.2	43.7	45.7

Operating expenses:
Research and development and engineering	8.2	7.7	7.8
Selling, general and administrative	24.2	22.3	22.6
Amortization of purchased intangible assets	1.0	1.1	1.6
Restructuring, restatement related costs, post-emergence fees and other	3.3	0.8	1.1

Total operating expenses	36.7	31.9	33.1

Income from operations	5.5	11.8	12.6
Interest expense, net	(1.1)	(4.3)	(7.0)
Foreign exchange transaction gains (losses), net	(0.5)	0.1	0.1
Other income (expense), net	0.3	0.4	0.7

Income from continuing operations before reorganization items and income taxes	4.2	8.0	6.4
Reorganization items	—	—	(9.2)

Income (loss) from continuing operations before income taxes	4.2	8.0	(2.8)
Income tax provision (benefit)	(4.0)	0.9	4.2

Income (loss) from continuing operations	8.2	7.1	(7.0)
Income (loss) from discontinued operations, net of tax	(1.9)	2.4	6.8
Gain on disposal of discontinued operations, net of tax	0.9	—	—

Consolidated net income (loss)	7.2	9.5	(0.2)
Less: Net income attributable to noncontrolling interest	—	—	—

Net income (loss) attributable to GSI Group Inc.	7.2%	9.5%	(0.2)%

Sales

The following table sets forth external sales by reportable segment for 2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010	% Change
				2012 vs. 2011	2011 vs. 2010
Laser Products	$108,186	$112,914	$105,020	(4.2)%	7.5%
Precision Motion and Technologies	163,312	191,382	180,872	(14.7)%	5.8%

Total	$271,498	$304,296	$285,892	(10.8)%	6.4%

Laser Products

2012 Compared with 2011

Laser Products sales decreased by $4.7 million, or 4.2%, primarily due to a decline in sales of our specialty lasers, which was adversely impacted by delays in government spending in the scientific laser market. This decrease was partially offset by a significant increase in our fiber laser sales, and an increase in sales volume of our sealed CO2 lasers year over year.

2011 Compared with 2010

Laser Products sales increased by $7.9 million, or 7.5%, primarily due to stronger demand in many of our laser products, particularly demand in our industrial lasers and specialty lasers that serve the industrial, electronics and scientific markets. These increases in sales were partially offset by a slight decrease in sales of certain sealed CO2 lasers.

Precision Motion and Technologies

2012 Compared with 2011

Precision Motion and Technologies sales decreased by $28.1 million, or 14.7%, primarily due to a significant decline in demand in the microelectronics market principally related to mechanical drilling of printed circuit boards. The decline in demand in this market resulted in a decline of approximately $18.8 million in sales of our Westwind spindles product line as compared to the prior year. In addition, the decrease in our Precision Motion and Technologies segment sales was also partially attributable to approximately $7.7 million of net revenue recognized in 2011, with no comparable amount recognized in 2012, for orders that had been deferred under multiple-element arrangements, delivered over multiple periods, entered into prior to the adoption of ASU 2009-13.

2011 Compared with 2010

Precision Motion and Technologies sales increased by $10.5 million, or 5.8%, primarily attributable to strong growth and demand in certain scanning products as a result of the rebound of the electronics and industrial end markets that started in 2010. We also experienced growth in our printed circuit board spindles product line, which serves the PCB drilling industry. These sales increases were partially offset by a decrease in sales in our encoder product line due to weaker demand in the data storage industry.

Gross Profit

The following table sets forth the external gross profit and external gross profit margin for each of our reportable segments for 2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010
Gross profit:
Laser Products	$36,582	$43,948	$43,542
Precision Motion and Technologies	78,819	91,142	88,779
Corporate	(925)	(1,990)	(1,707)

Total	$114,476	$133,100	$130,614

Gross profit margin:
Laser Products	33.8%	38.9%	41.5%
Precision Motion and Technologies	48.3%	47.6%	49.1%

Total	42.2%	43.7%	45.7%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence, warranty and freight expenses.

Laser Products

2012 Compared with 2011

Laser Products segment gross profit for 2012 decreased $7.4 million, or 16.8%, primarily due to the 4.2% decline in sales. The 5.1 percentage point decrease in gross profit margin was primarily attributable to product mix, as a higher proportion of our sales were from our fiber lasers product line. We are currently taking significant measures that we expect will lower the costs of our fiber lasers and improve their profitability, including manufacturing efficiencies and designing a lower cost product. In addition, gross profit margin was adversely impacted by lower absorption in our manufacturing facility for specialty lasers, as a result of delays in government funding in the scientific laser market.

2011 Compared with 2010

Laser Products segment gross profit for 2011 increased $0.4 million, or 0.9%, primarily due to the 7.5% increase in sales. The 2.6 percentage point decrease in gross profit margin was primarily attributable to unfavorable product mix and pricing among various product lines.

Precision Motion and Technologies

2012 Compared with 2011

Precision Motion and Technologies segment gross profit for 2012 decreased $12.3 million, or 13.5%, primarily due to the significant drop in sales of our Westwind Spindles product line due to a significant decline in demand in the microelectronics market; principally related to mechanical drilling of printed circuit boards. In addition, we recognized $3.3 million of net gross profit during 2011, with no comparable amount during 2012, for orders that had been deferred under multiple-element arrangements, delivered over multiple periods, entered into prior to the adoption of ASU 2009-13. Precision Motion and Technologies segment gross profit margin remained relatively flat year over year.

2011 Compared with 2010

Precision Motion and Technologies segment gross profit for 2011 increased $2.4 million, or 2.7%, due to the 5.8% increase in sales. The 1.5 percentage point decrease in gross profit margin was primarily attributable to an unfavorable mix of products sold in 2011 compared to 2010.

Operating Expenses

The following table sets forth operating expenses for 2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010	% Change
				2012 vs. 2011	2011 vs. 2010
Research and development and engineering	$22,393	$23,454	$22,297	(4.5)%	5.2%
Selling, general and administrative	65,584	67,877	64,535	(3.4)%	5.2%
Amortization of purchased intangible assets	2,650	3,515	4,436	(24.6)%	(20.8)%
Restructuring, restatement related costs, post emergence fees and other	8,842	2,406	3,319	NM	(27.5)%

Total	$99,469	$97,252	$94,587	2.3%	2.8%

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee compensation and related expenses and cost of materials for R&D projects.

2012 Compared with 2011

R&D expenses were $22.4 million, or 8.2% of sales, in 2012, compared with $23.5 million, or 7.7% of sales, in 2011. R&D expenses, in terms of total dollars, decreased primarily attributable to lower employee related costs as a result of our 2011 and 2012 restructuring plans.

2011 Compared with 2010

R&D expenses were $23.5 million, or 7.7% of sales, in 2011, compared with $22.3 million, or 7.8% of sales, in 2010. R&D expenses, in terms of total dollars, increased as a result of increased headcount and higher project spending for the development of new products and technologies in several of our product lines.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management.

2012 Compared with 2011

SG&A expenses were $65.6 million, or 24.2% of sales, in 2012, compared to $67.9 million, or 22.3% of sales, in 2011. SG&A expenses decreased $2.3 million versus 2011, primarily driven by lower outside services, partially offset by higher employee compensation as a result of strategic hires in the areas of business development, process excellence, and corporate functions.

2011 Compared with 2010

SG&A expenses were $67.9 million, or 22.3% of sales, in 2011, compared to $64.5 million, or 22.6% of sales, in 2010. SG&A expenses, in terms of total dollars, increased primarily as a result of an increase in employee personnel costs and an increase in selling and marketing costs. These increases were partially offset by decreases in various professional fees, which were significantly higher in 2010 due to the costs associated with the filing of various quarterly and annual financial statements with the SEC related to 2008, 2009 and 2010.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets is charged to our Precision Motion and Technologies and Laser Products segments. Amortization for core technology is included in cost of goods sold in the consolidated statement of operations. Amortization for customer relationships, trademarks and other intangibles are included in operating expenses in the consolidated statement of operations.

2012 Compared with 2011

Amortization of purchased intangible assets, excluding the amortization for core technology, was $2.7 million, or 1.0% of sales, in 2012, compared to $3.5 million, or 1.1% of sales, in 2011. The decrease, in terms of total dollars and as a percentage of sales, was related to the completion of amortization related to non-compete agreements acquired as part of the 2008 Excel acquisition.

2011 Compared with 2010

Amortization of purchased intangible assets, excluding the amortization for core technology, was $3.5 million, or 1.1% of sales, in 2011, compared to $4.4 million, or 1.6% of sales, in 2010. The decrease, in terms of total dollars and as a percentage of sales, was primarily related to the completion of amortization related to non-compete agreements acquired as part of the 2008 Excel acquisition and completion of amortization of certain customer relationships.

Restructuring, Restatement Related Costs, Post-Emergence Fees and Other

We recorded restructuring, restatement related costs, post-emergence fees and other charges of $8.8 million, $2.4 million and $3.3 million during 2012, 2011 and 2010, respectively. These charges primarily relate to our 2011 and 2012 restructuring programs and acquisition related costs incurred in 2012 related to the acquisition of NDS in January 2013. In addition, post-emergence professional fees represent costs incurred subsequent to bankruptcy emergence for financial and legal advisors to assist with matters in finalizing the bankruptcy process. Post-emergence professional fees totaled $0.3 million and $0.7 million during 2011 and 2010, respectively, with no comparable amount for 2012.

2012 Compared with 2011

We recorded restructuring charges of $8.0 million in 2012 compared to $2.0 million in 2011. The increase in restructuring costs primarily relate to our 2011 and 2012 restructuring programs for which we recorded cash and non-cash costs of $5.9 million and $2.0 million, respectively, in 2012.

As part of our 2011 restructuring program, which began in December 2011, we incurred cash and non-cash restructuring charges of $1.1 million and $0.9 million, respectively, in 2011 primarily related to the consolidation of operations in Japan and the United States. As of December 31, 2012, we substantially completed our 2011 restructuring program and exited nine facilities, including three facilities exited as part of the sale of the Laser Systems businesses. We expect to substantially complete the consolidation and exit of up to three additional facilities in the first half of 2013 primarily as part of the expected sale of our Semiconductor Systems business. In 2012 we consolidated the manufacturing operations of our specialty lasers and optics product lines; consolidated each of our sales and service operations in Germany and Japan and; in January 2013, consolidated our laser scanners business into our corporate headquarters located in Bedford, Massachusetts. We incurred cash and non-cash charges of $4.1 million and $2.0 million, respectively, related to the plan during 2012. Cash charges incurred were primarily related to severance, moving and consulting costs while non-cash charges recorded were primarily related to accelerated depreciation for changes in estimated useful lives of certain long-lived assets which we intend to exit.

In 2012, we initiated and completed the 2012 restructuring program to identify additional cost savings due to the continued uncertainty and volatility of the macroeconomic environment, primarily related to our Westwind Spindles product line. We recorded cash charges of $1.8 million in 2012 related to severance costs under the 2012 restructuring program.

We also incurred non-recurring acquisition-related costs of $0.8 million in 2012. The acquisition costs primarily related to due diligence services with respect to the NDS acquisition.

2011 Compared with 2010

We recorded restructuring charges of $2.0 million in 2011, compared to $0.4 million, in 2010. During 2011, we recorded cash and non-cash charges of $1.1 million and $0.9 million, respectively, related to our 2011 restructuring program. In 2010, we recorded net cash charges of $0.4 million, primarily related to revised sublease assumptions associated with our abandoned Munich, Germany facility.

In 2010, we also recorded charges of $2.2 million associated with legal costs for services performed in connection with the SEC investigation and accounting and tax fees associated with the restatement of our previously issued financial statements.

Interest Expense, Foreign Exchange Transaction Gains (Losses), and Other Income (Expense), Net

The following table sets forth interest expense, net, foreign exchange transactions and other income (expense), net (in thousands):

	2012	2011	2010
Interest expense, net	$(2,788)	$(12,977)	$(19,829)
Foreign exchange transaction gains (losses), net	(1,267)	172	204
Other income (expense), net	582	1,177	1,781

Total	$(3,473)	$(11,628)	$(17,844)

Interest Expense, Net

2012 Compared with 2011

The decrease in net interest expense was primarily attributable to the substantial reduction and refinancing of our debt in 2011, which was achieved through a partial redemption of our Senior Secured PIK Elections Notes (the “2014 Notes”), which carried a 12.25% fixed rate interest, versus interest on our Senior Credit Facilities, which carried a weighted average interest rate of 3.35%, inclusive of unused commitment fees. In addition, we recorded non-cash interest expense of $1.0 million and $1.9 million in 2012 and 2011, respectively. In 2012, our non-cash interest expense was related to the amortization of deferred financing fees for our Senior Credit Facilities. In 2011, our non-cash interest expense was comprised of a $1.1 million loss on extinguishment of debt related to unamortized deferred financing fees on our 2014 Notes, $0.3 million of PIK interest and $0.5 million related to the amortization of deferred financing costs for our 2014 Notes and our Original Senior Credit Facility.

2011 Compared with 2010

The decrease in net interest expense was primarily attributable to the reduction of our debt from $210.0 million to $107.0 million upon our emergence from bankruptcy in July 2010. We further reduced and refinanced our debt in 2011 to $68.0 million by entering into the variable rate Original Senior Credit Facility in October 2011, with an interest rate that approximated 3.2% as of December 31, 2011 as compared to 12.25% fixed rate interest on our 2014 Notes. The decrease in interest expense was partially offset by a $1.1 million loss on extinguishment of debt related to the write-off of unamortized deferred financing fees on our 2014 Notes. In addition, during 2011 and 2010, we incurred $0.3 million and $0.8 million, respectively, of non-cash interest expense related to the reporting default PIK interest of 2% on our 2014 Notes, and $0.5 million and $0.2 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were ($1.3) million, $0.2 million and $0.2 million during 2012, 2011 and 2010, respectively, due to the performance of the U.S. Dollar against several foreign currencies, which weakened from 2011 to 2012.

Other Income (Expense), Net

We recognized $0.6 million and $1.2 million in 2012 and 2011, respectively, related to earnings on our equity investment in Laser Quantum.

In 2010, we recognized a $1.0 million gain on the sale of auction rate securities and $0.8 million related to earnings on our equity investment in Laser Quantum.

Reorganization Items

Reorganization items represent expense or income amounts that were recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items totaled $26.2 million in 2010 with no comparable amount in 2012 or 2011. The reorganization items recorded in 2010 consisted of $21.4 million of professional fees and $4.8 million of other fees, which included a $4.2 million charge related to a fee paid by us to certain of the holders of our 2008 Senior Notes to ensure that at least $20 million of our common shares were issued in connection with our rights offering pursuant to a backstop commitment.

Discontinued Operations

Income (loss) from discontinued operations, net of tax, was ($5.2) million, $7.3 million and $19.3 million during 2012, 2011 and 2010, respectively. The substantial decrease in 2012 compared with 2011 is primarily due to a decline in sales from our discontinued businesses in 2012, an inventory provision for our Semiconductor Systems business of $1.9 million, and a $0.9 million impairment related to our Orlando building, which was retained by the Company after the sale of our Laser Systems business and was the location of our Control Laser business. The increase in the inventory provision was caused by recent industry trends in the memory repair market, which resulted in lower expected future demand for our memory repair products. In addition, in 2012 we recognized severance costs of $0.7 million primarily related to our memory repair product line and Laser Systems business and consulting costs primarily related to legal and due diligence services of $0.9 million related to our discontinued businesses.

In 2012, we sold certain assets and liabilities of the Laser Systems business for cash proceeds of $7.0 million, subject to working capital adjustments. We recognized a gain of $2.3 million from the sale of the assets, which included a $1.5 million gain from cumulative translation adjustments recognized in the consolidated statement of operations associated with the liquidation of one of our German subsidiaries as part of the Laser Systems divestiture.

Income Taxes

2012 Compared with 2011

We recorded a tax benefit of $10.9 million in 2012, as compared to tax expense of $2.5 million in 2011. The effective tax rate for 2012 was (94.9%) of income before taxes, compared to an effective tax rate of 10.5% of income before taxes for 2011. We are incorporated in Canada and therefore use the Canadian statutory rate. Our tax rate in 2012 differs from the Canadian statutory rate of 25.0% primarily due to a release of a portion of our valuation allowance on deferred tax assets of $15.3 million which we believe are more likely than not to be realized. In addition, we recorded a benefit of $4.1 million due to a decrease in unrecognized tax benefits relating mainly to settlement of a multi-year IRS examination. These benefits were partially offset by $1.4 million of international tax rate differences and $1.8 million of additional taxes resulting from the aforementioned IRS examination.

2011 Compared with 2010

We recorded a tax expense of $2.5 million in 2011, as compared to $12.0 million in 2010. The effective tax rate for 2011 was 10.5% of income before taxes, compared to an effective tax rate of 149.9% of losses before taxes for 2010. Our tax rate in 2011 differs from the Canadian statutory rate of 27.0% primarily due to a $6.0 million net decrease in valuation allowance which was largely attributable to 2011 income in valuation allowance jurisdictions. The aforementioned benefit was partially offset by $0.6 million in international tax rate differences and a $0.4 million net increase in our liability for uncertain tax positions.

Our tax rate in 2010 differs from the Canadian statutory rate of 28.0% due to a $9.6 million charge for unfavorable permanent differences primarily related to non-deductible bankruptcy costs, a $3.9 million net increase in valuation allowance largely attributable to 2010 losses, a net increase in our liability for uncertain tax positions of $1.0 million and a $0.9 million charge related to the expiration of net operating losses in Canada. The aforementioned charges were partially offset by a $2.0 million benefit due to losses in higher tax rate jurisdictions.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, investments in businesses, and repayment of our debt and related interest expense. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs for the foreseeable future, including at least the next 12 months. The availability of borrowings under our revolving credit facility provides an additional potential source of liquidity should it be required. In addition, we may seek to raise additional capital, which could be in the form of bonds, convertible debt or equity, to fund business development activities or other future investing cash requirements, subject to approval by the lenders in the Amended and Restated Credit Agreement.

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long-term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, a decrease in demand for our products, our ability to integrate future acquisitions, including NDS, deterioration in certain financial ratios, and market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Item 1A of this Annual Report on Form 10-K.

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

As of December 31, 2012, $31.5 million of our $65.8 million cash and cash equivalents was held by our subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries. However, in certain instances, we have identified excess cash for which we may repatriate and we have established liabilities for the expected tax cost.

Amended and Restated Credit Agreement

In December 2012, we entered into an amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”), consisting of a $50.0 million, 5-year term loan facility and a $75.0 million, 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in December 2017. As of December 31, 2012, we had outstanding term loans in the amount of $50.0 million and had no revolving loans outstanding under the Amended and Restated Credit Agreement. In January 2013, we borrowed $60.0 million under the revolving credit facility to fund our NDS acquisition.

The Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum allowed leverage ratio, and a minimum required fixed charge coverage ratio (as defined in the Amended and Restated Credit Agreement). The following table summarizes these financial covenant requirements and our compliance as of December 31, 2012:

	Requirement	Actual
Maximum consolidated leverage ratio	2.75	1.21
Minimum consolidated fixed charge coverage ratio	1.50	2.72

In addition, the Amended and Restated Credit Agreement contains various other customary representations, warranties and covenants applicable to the Company and its subsidiaries, including, without limitation, (i) limitations on restricted payments, including dividend payments and stock repurchases, provided that the Company may repurchase its equity interests, so long as immediately after giving effect to the repurchase, the Company’s consolidated leverage ratio is no more than 2.25:1.00, the Company has unrestricted cash plus amounts available for borrowing under the Senior Credit Facilities of at least $25.0 million, and other customary conditions; (ii) limitations on fundamental changes involving the Company or its subsidiaries; (iii) limitations on the disposition of assets; and (iv) limitations on indebtedness, investments, and liens.

Cash Flows

Cash and cash equivalents totaled $65.8 million at December 31, 2012, compared to $54.8 million at December 31, 2011. The net increase in cash and cash equivalents is primarily related to net cash inflows from operating activities of $28.4 million and the sale of our Laser Systems business for $7.0 million. These cash inflows were partially offset by net repayments of our debt of $18.0 million, payments of deferred financing costs of $1.8 million due to the Amended and Restated Credit Agreement, and capital expenditures of $4.3 million.

The following table summarizes our cash and cash equivalent balances, cash flows and unused and available funds on our revolving credit facility for the years indicated (in thousands):

	2012	2011	2010
Cash and cash equivalents	$65,788	$54,835	$56,781
Net cash provided by (used in) operating activities	$28,430	$45,173	$(4,738)
Net cash provided by (used in) investing activities	$2,975	$(4,217)	$8,749
Net cash used in financing activities	$(21,112)	$(43,095)	$(11,565)
Unused and available funds under revolving credit facility	$75,000	$12,000	$—

Operating Cash Flows

Cash provided by operating activities was $28.4 million in 2012 compared to $45.2 million and $4.7 million used in operations in 2011 and 2010, respectively. Our operating cash flow declined in 2012 by $16.7 million which was primarily due to a reduction in income from operations of $20.8 million driven by a decline in revenues. The decline in income from operations was partially offset by a reduction in interest paid of $10.4 million and working capital improvements which primarily related to better vendor payments management as our days payable outstanding increased from 29 days at December 31, 2011 to 42 days at December 31, 2012.

The $45.2 million of cash provided by operating activities in 2011 was primarily related to our net income of $29.0 million and non-cash adjustments of $27.3 million. Cash provided by operations also improved significantly from 2010 due to a decrease in bankruptcy related professional fees and a decrease in cash interest payments of $13.4 million, a portion of which were offset by changes in operating assets and liabilities.

The $4.7 million of cash used in operating activities in 2010 was primarily related to a net loss of $0.6 million, before non-cash adjustments to reconcile net loss to net cash used in operating activities totaling $28.2 million. Cash used in operations was primarily attributable to cash paid for reorganization items totaling $26.7 million, cash paid for interest of $25.9 million, and financial and accounting related consulting and professional fees related to the issuance of various quarterly and annual SEC filings.

Investing Cash Flows

Cash provided by investing activities was $3.0 million during 2012 primarily due to cash received from the sale of the Laser Systems business of $7.0 million partially offset by capital expenditures of $4.3 million as compared to cash used in investing activities of $4.2 million in 2011 for capital expenditures. During 2010, we received cash proceeds of $11.4 million due to the sale of auction rate securities, offset by capital expenditures of $2.7 million.

Subsequent to the balance sheet date, we paid $82.5 million for the acquisition of NDS, utilizing $22.5 million of cash on hand as well borrowings of $60.0 million under our revolving credit facility. We have no material commitments to purchase property, plant and equipment and expect such expenditures to be approximately $7.0 million to $8.0 million in 2013.

Financing Cash Flows

Cash used in financing activities was $21.1 million during 2012, primarily due to the $18.0 million net reduction of our Original Senior Credit Facility, resulting from mandatory repayments of our term loan of $10.0 million and optional repayments of our revolving credit facility of $13.0 million, offset by the $5.0 million of proceeds from our Senior Credit Facilities as a result of the Amended and Restated Credit Agreement signed in December 2012. We also paid $1.8 million for debt issuance costs as part of the amendment.

Cash used in financing activities was $43.1 million during 2011, primarily due to the $40.1 million net reduction of our principal debt, resulting from repayments and extinguishment of our 2014 Notes of $113.2 million, offset by the $73.1 million of proceeds from our Original Senior Credit Facility. We also paid $3.0 million for debt issuance costs.

Cash used in financing activities was $11.6 million during 2010, primarily due to proceeds of $64.9 million from the sale of our common shares in connection with a rights offering offset by $74.9 million of cash used to repay a portion of the principal amount outstanding on our 2008 Senior Notes, and $1.6 million for cash paid for debt issuance costs.

We expect to use $8.3 million of cash in 2013 for financing activities, comprised of quarterly payments of $1.875 million on our term loan facility and $0.8 million for our capital lease obligations.

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

In October 2010, we agreed to increase our annual funding contributions for the U.K. Plan from approximately $0.6 million to $0.8 million annually through 2021. The Japanese plan includes a guarantee of return of principal and yearly interest of 0.75%; therefore, there are no significant fluctuations in this plan. See Note 12 to Consolidated Financial Statements for further information about these plans.

As a result of the covenant that exists between our U.K. subsidiary and the Plan Trustees regarding the funding of the U.K. Plan, our ability to transfer assets outside our U.K. subsidiary, and its wholly owned subsidiary in China, may be limited.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2012 and the effect such obligations are expected to have on liquidity and cash flow in future years. We have excluded the future cash payments for FIN 48 (codified within ASC 740) tax liabilities because the timing of the settlement of these liabilities cannot be estimated by year. However, these FIN 48 liabilities have been reported in both current and long-term income taxes payable on the consolidated balance sheets.

Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
	(In thousands)
Senior Credit Facilities(1)	$50,000	$7,500	$15,000	$27,500	$—
Interest on Senior Credit Facilities(2)	3,700	1,114	1,675	911	—
Capital leases	1,590	795	795	—	—
Operating leases(3)	21,560	4,014	5,701	4,001	7,844
Purchase commitments(4)	24,322	24,095	214	13	—
U.K. pension plan(5)	6,564	812	1,624	1,624	2,504

Total contractual cash obligations	$107,736	$38,330	$25,009	$34,049	$10,348

(1)	On December 27, 2012, we entered into an amended and restated credit agreement. As of December 31, 2012, a total of $50.0 million of term loan debt was outstanding under the Senior Credit Facilities. The term loan is payable in 20 quarterly installments of $1.875 million with the remaining amount due upon maturity in December 2017. There was no revolving credit facility borrowing outstanding as of December 31, 2012. In January 2013, we drew $60.0 million on our revolving credit facility as part of the acquisition of NDS which is excluded from the contractual obligations table above.
(2)	For the purpose of this calculation, interest rates on floating rate obligations, LIBOR plus applicable margin, as defined in the Amended and Restated Credit Agreement, were used throughout the contractual life of the term loan.
(3)	These amounts primarily represent the gross amounts due for facilities that are leased. The amounts include payments due with respect to both continuing operating facilities and facilities that have been vacated as a result of our restructuring actions.
(4)	Purchase commitments represent unconditional purchase obligations as of December 31, 2012.
(5)	Assumes funding obligations equivalent to $0.8 million per year through January 2021 based on annual funding contributions in effect as of December 31, 2012. Future funding requirements will be affected by various actuarial assumptions and actual experience of the pension plan.

Off-Balance Sheet Arrangements

Through December 31, 2012, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition, inventory costing and reserves, the assessment of the valuation of goodwill, intangible assets and tangible long-lived assets, employee benefit plans, restructuring charges, accounting for income taxes, and accounting for loss contingencies. Actual results could differ significantly from our estimates in the future.

We believe that the following critical accounting policies and estimates most significantly affect the portrayal of our financial condition and results of operations and require the most difficult and subjective judgments.

Revenue Recognition. Revenue from the sale of products is recognized when we meet all of the criteria for revenue recognition in financial statements. These criteria include: evidence of an arrangement exists; delivery has occurred; the price is fixed or determinable; risk of loss has passed to the customer; and collection of the resulting receivable is reasonably assured. Revenue recognition requires judgment and estimates, which may affect the amount and timing of revenue recognized in any given period.

On January 1, 2011, we adopted the provisions of Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) using the modified prospective approach. All multiple-element revenue arrangements entered into after January 1, 2011 have been accounted for under ASU 2009-13 guidance. ASU 2009-13 addresses the accounting for multiple-element arrangements by providing two significant changes. First, this guidance removes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement, which generally results in more elements being treated as separate units of accounting. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements” (“ASC 605-25”), for separating consideration in multiple-element arrangements. This guidance establishes a selling price hierarchy for determining the “selling price” of an element, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) management’s best estimate. Our best estimates are based on factors such as gross margin, volume discounts, new strategic customers, geography, customer class and competitive pressures. The second change modifies the manner in which the transaction consideration is allocated across the separately identified elements. Entities are no longer able to apply the residual method of allocation. Instead, the arrangement consideration is required to be allocated at the inception of the arrangement to all elements using the relative selling price method. The relative selling price method uses the weighted average of the “selling price” and applies that to the contract value to establish the consideration for each element.

For transactions entered into prior to the adoption of ASU 2009-13, we followed the provisions of ASC 605-25 for all multiple-element arrangements. Under the guidance prior to ASU 2009-13, we assessed whether the elements specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes and whether objective and reliable evidence of fair value existed for these separate units of accounting. We applied the residual method when objective and reliable evidence of fair value existed for all of the undelivered elements in a multiple-element arrangement. When objective and reliable evidence of fair value did not exist for all of the undelivered elements in a multiple-element arrangement, we recognized revenue under the multiple units shipped methodology, whereby revenue was recognized in each period based upon the lowest common percentage of the products shipped in the period. This approximated a proportional performance model (the “Proportional Performance Model”) of revenue recognition. This generally resulted in a partial deferral of revenue to a later reporting period. No revenue was recognized unless one or more units of each product had been delivered.

Based on the guidance in ASC 985-605, multiple purchase orders may be deemed to be interrelated and considered to constitute a multiple-element arrangement for accounting purposes.

Semiconductor Systems transactions are generally multiple-element arrangements which may include hardware, software, installation, training, an initial standard warranty, and optional extended warranty arrangements. Generally, we design, market and sell these products as standard configurations. Typically, revenue is recorded at the time of shipment or acceptance, which is the same pre and post-adoption of ASU 2009-13. Acceptance is generally required for sales of our Semiconductor Systems segment products to Japanese customers and sales of “New Products”. New Products are considered by us, for purposes of revenue recognition determination, to be either (a) a product that is newly released to all customers, including a product which may have been existing previously but which has been substantially upgraded with respect to its features or functionality; or (b) the sale of an existing product to a customer who has not previously purchased that product. We follow a set of predetermined criteria when changing the classification of a New Product to a standard configuration whereby acceptance criteria are considered to be demonstrated at the time of shipment.

The Laser Products and Precision Motion and Technologies segments have revenue transactions that are comprised of both single-element and multiple-element transactions. Multiple-element transactions may include two or more products and occasionally also contain installation, training or preventative maintenance plans. For multiple-element transactions entered into or materially modified after January 1, 2011, revenue is recognized under ASU 2009-13, generally upon shipment using the relative selling price method. For multiple-element transactions entered into prior to January 1, 2011, revenue was generally recognized under the Proportional Performance Model described above. Single-element transactions are generally recognized upon shipment. Installation is generally a routine process that occurs within a short period of time from delivery and we have concluded that this obligation is inconsequential and perfunctory.

The Company generally provides warranties for its products. The standard warranty period is typically 12 to 24 months. The initial standard warranty for product sales is accounted for under the provisions of ASC 450, “Contingencies,” as the Company has the ability to ascertain the likelihood of the liability and can estimate the amount of the liability. A provision for the estimated cost related to warranty is recorded to cost of goods sold at the time revenue is recognized. The Company’s estimate of costs to service the warranty obligations is based on historical experience and expectations of future conditions. To the extent the Company experiences warranty claims or costs associated with servicing those claims that differ from the original estimates, revisions to the estimated warranty liability are recorded at that time, with an offsetting entry recorded to cost of goods sold. We also sell optional extended warranty services and preventative maintenance contracts. We account for these agreements in accordance with provisions of ASC 605-20-25-3, “Separately Priced Extended Warranty and Product Maintenance Contracts”, under which we recognize the separately priced extended warranty and preventative maintenance fees over the associated period.

At the request of our customers, we may at times perform professional services for our customers, generally for the maintenance and repairs of products previously sold to those customers. These services are usually in the form of time and materials based contracts which are short in duration. Revenue for time and materials services is recorded at the completion of services requested under a customer’s purchase order. Customers may, at times subsequent to the initial product sale, purchase a service contract whereby services, including preventative maintenance plans, are provided over a defined period, generally one year. Revenue for such service contracts are recorded ratably over the period of the contract while related costs of such services are recorded when incurred.

We typically negotiate trade discounts and agreed terms in advance of order acceptance and record any such items as a reduction of revenue. Our revenue recognition policy allows for revenue to be recognized under arrangements where the payment terms are 180 days or less, presuming all other revenue recognition criteria have been met. From time to time, based on our review of customer creditworthiness and other factors, we may provide our customers with payment terms that exceed 180 days. To the extent all other revenue recognition criteria have been met, we recognize revenue for these extended payment arrangements as the payments become due. We currently have no payment terms with customers that exceed 180 days.

Inventories. Inventories, which include materials and conversion costs, are stated at the lower of cost or market, using a first-in, first-out method. We periodically review these values to ascertain that market value of the inventory continues to exceed its recorded cost. Generally, reductions in value of inventory below cost are caused by technological obsolescence of the inventory.

We regularly review inventory quantities on hand and, when necessary, record provisions for excess and obsolete inventory based on either our forecasted product demand and production requirements or historical trailing usage of the product. If our sales do not materialize as planned or at historic levels, we may have to increase our reserve for excess and obsolete inventory, which would reduce our earnings. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower costs of sales and higher income from operations than expected in that period.

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

Our most significant intangible assets are acquired technologies, customer relationships, trademarks and trade names. In addition to our review of the carrying values of each asset, the useful life assumptions for each asset, including the classification of certain intangible assets as ‘indefinite lived’, are reviewed on a periodic basis to determine if changes in circumstances warrant revisions to them. All definite-lived intangible assets are amortized over the periods in which their economic benefits are expected to be realized.

Impairment analyses of goodwill and indefinite-lived intangible assets are conducted in accordance with ASC 350, “Intangibles—Goodwill and Other.” We test our goodwill balances annually as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the test, we utilize the two-step approach which requires a comparison of the carrying value of each of our reporting units to the fair value of these reporting units. If the carrying value of a reporting unit exceeds its fair value, we calculate the implied fair value of the reporting unit’s goodwill and compare it to the goodwill’s carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded for the difference. The fair value of a reporting unit is primarily based on a discounted cash flow (“DCF”) method. The DCF approach requires that we forecast future cash flows for each of the reporting units and discount the cash flow streams based on a weighted average cost of capital (“WACC”) that is derived, in part, from comparable companies within similar industries. The DCF calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit. The carrying values of each reporting unit include assets and liabilities which relate to the reporting unit’s operations. Additionally, reporting units that benefit from corporate assets or liabilities are allocated a portion of those corporate assets and liabilities on a proportional basis.

Our indefinite-lived intangible assets represent trade names that were acquired in the Excel acquisition. We assess these indefinite-lived intangible assets for impairment on an annual basis, and more frequently if impairment indicators are identified. We also periodically reassess their continuing classification as indefinite-lived. Impairment exists if the fair value of the intangible asset is less than its carrying value. An impairment charge equal to the difference is recorded to reduce the carrying value to its fair value.

We evaluate amortizable intangible assets and other long-lived assets for impairment in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”, whenever changes in events or circumstances indicate carrying values may exceed their undiscounted cash flow forecasts. If undiscounted cash flow forecasts indicate the carrying value of a definite-lived intangible asset or other long-lived asset may not be recoverable, a fair value assessment is performed. For intangible assets, fair value estimates are derived from discounted cash flow forecasts. For other long-lived assets (primarily property, plant and equipment), fair value estimates are derived from the sources most appropriate for the particular asset and have historically included such approaches as: sales comparison approach, income approach and replacement cost approach. If fair value is less than carrying value, an impairment charge equal to the difference is recorded. We also review the useful life and residual value assumptions for definite-lived intangible assets and other long-lived assets on a periodic basis to determine if changes in circumstances warrant revisions to them.

Factors which may trigger an impairment of our goodwill, intangible assets and other long-lived assets include the following:

•	underperformance relative to historical or projected future operating results;

•	changes in our use of the acquired assets or the strategy for our overall business;

•	negative industry or economic trends;

•	interest rate changes;

•	technological changes or developments;

•	changes in competition;

•	loss of key customers or personnel;

•	adverse judicial or legislative outcomes or political developments;

•	significant declines in our stock price for a sustained period of time; and

•	the decline of our market capitalization below net book value as of the end of any reporting period.

The occurrence of any of these events or any other unforeseeable event or circumstance that materially affects future results or cash flows may cause an impairment that is material to our results of operations or financial position in the reporting period in which it occurs or is identified.

The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2012, noting no impairment.

We maintain a significant balance in our goodwill, intangible assets and other long-lived assets. The following table shows the December 31, 2012 breakdown of goodwill, intangibles and property, plant and equipment by reportable segment (in thousands):

	Goodwill	Intangible Assets	Property, Plant & Equipment
Laser Products	$13,827	$13,645	$14,023
Precision Motion and Technologies	30,751	26,375	7,636
Corporate	—	—	10,679

Total	$44,578	$40,020	$32,338

A total of $5.7 million of property, plant and equipment is related to our discontinued operations. The amount recorded primarily relates to the estimated fair value less costs to sell of our Orlando facility.

Pension Plans. Two of our subsidiaries, located in the U.K. and Japan, maintain defined benefit pension plans.

Our U.K. Plan was closed to new membership in 1997 and we stopped accruing for additional pension benefits for existing members in 2001, limiting our obligation to benefits earned through that date. Benefits under this plan were based on the employees’ years of service and compensation. At December 31, 2012, the market value of the plan assets was $6.1 million less than the projected benefit obligation.

The cost and obligations of our U.K. Plan are calculated using many assumptions to estimate the benefits, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for this pension plan include the discount rate, rate of inflation, and expected return on plan assets. Assumptions are determined based on data and appropriate market indicators in consultation with a third-party actuary, and is evaluated each year. Should any of these assumptions change, they would have an effect on net periodic pension cost and the unfunded benefit obligation at year end. A 50 basis point change in the discount rate as of December 31, 2012 would change the pension obligation by $3.1 million.

Our Japanese pension plan is a tax qualified plan that covers substantially all Japanese employees. Benefits are based on years of service and the employee’s compensation at retirement. We fund the plan sufficient to meet current benefits as well as a portion of future benefits as permitted by local regulations. Since this is an active plan, a significant portion of the pension benefit obligation is determined based on the rate of future compensation increases. We deposit funds under various fiduciary-type arrangements and/or purchase annuities under group insurance contracts. At December 31, 2012, the market value of the plan assets was $1.0 million less than the projected benefit obligation.

Restructuring Charges. In accounting for our restructuring activities, we follow the provisions of ASC 420, “Exit or Disposal Cost Obligations”. In accounting for these obligations, we make assumptions related to the amounts of employee severance and benefits related costs, the time period over which facilities will remain vacant, sublease terms, sublease rates, and discount rates. Additionally, we make assumptions on the estimated remaining useful lives of assets being restructured and the residual value of the assets. Estimates and assumptions are based on the best information available at the time the obligation has arisen. These estimates are reviewed and revised as facts and circumstances dictate. Changes in these estimates could have a material effect on the amount previously expensed against our earnings and currently accrued on our consolidated balance sheet.

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

In conjunction with our ongoing review of our actual results and anticipated future earnings, we continuously reassess the possibility of releasing the valuation allowance currently in place on our deferred tax assets. We released $15.3 million of our valuation allowance during the year ended December 31, 2012 related to tax benefits in the United States, United Kingdom, France and Japan which we expect to realize in the future. The partial release of our valuation allowance was determined in accordance with the provisions of ASC 740, “Income Taxes,” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. Evidence such as historical operating income and continuing projected income, future reversals of temporary differences and tax planning strategies represent sufficient positive evidence that we have concluded that it is more likely than not that deferred tax assets will be realized. Accordingly, the partial release of our valuation allowance was recorded in the fourth quarter of 2012 with no impact on cash flows in the quarter in which it was released.

The amount of income taxes we pay is subject to audits by federal, state and foreign tax authorities, which may result in proposed assessments. We believe that we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our tax liabilities in the period that the assessments are made or resolved, or when the statute of limitations for certain periods expires. As of December 31, 2012, the total amount of gross unrecognized tax benefits was $7.6 million, of which $4.3 million would favorably affect our effective tax rate, if recognized. As of December 31, 2011, the amount of gross unrecognized tax benefits totaled approximately $7.3 million all of which would favorably affect our effective tax rate, if recognized. As a result of settling a federal examination within the United States, we released $3.0 million of unrecognized tax benefits during the year ended December 31, 2012. Over the next twelve months, the Company may need to record up to $0.8 million of previously unrecognized tax benefits in the event of statute of limitations closures. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. Furthermore, we believe that we have adequately provided for all income tax uncertainties.

As of December 31, 2012, the amount of non-Canadian earnings that are expected to remain indefinitely reinvested in the business as defined in the provisions of ASC 740 and for which we have not provided any tax costs of repatriation, is approximately $18.7 million. In general, the determination of the amount of the unrecognized deferred tax liability related to the reinvested earnings is not practical because of the complexities associated with its hypothetical calculation.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extends the research credit for two years to December 31,

2013. The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011. As a result of the retroactive extension, we expect to recognize a benefit in the range of approximately $0.4 million to $0.7 million for qualifying amounts incurred in 2012. The benefit will be recognized in the period of enactment, which is the first quarter of 2013.

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

A hypothetical depreciation of 10% in foreign currency exchange rates from the quoted foreign currency exchange rates as of December 31, 2012 would impact shareholder equity, primarily cumulative translation adjustments, by $ 9.9 million or 5%.

Interest Rates

Our exposure to market risk associated with changes in interest rates relates primarily to our cash and cash equivalents and debt obligations. At December 31, 2012, we had $65.8 million invested in cash and cash equivalents, as compared to $54.8 million at December 31, 2011. Due to the average maturities and the nature of the cash portfolio at December 31, 2012, a 100 basis point increase in interest rates could have a $0.7 million impact on interest income on an annual basis. In addition, we have $50.0 million of outstanding variable rate debt as of December 31, 2012. A 100 basis point increase in interest rates at December 31, 2012 would increase our annual pre-tax interest expense by approximately $0.5 million. We do not actively trade derivative financial instruments, but may use them in the future to manage interest rate positions associated with our debt instruments. We did not hold interest rate derivative contracts as of December 31, 2012.

Item 8. Financial Statements and Supplementary Data

GSI GROUP INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of GSI Group Inc.

We have audited the accompanying consolidated balance sheets of GSI Group Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GSI Group Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the guidance of Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements effective January 1, 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GSI Group Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 18, 2013

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$65,788	$54,835
Accounts receivable, net of allowance of $374 and $337, respectively	42,652	38,847
Income taxes receivable	16,540	22,707
Inventories	52,801	51,539
Deferred tax assets	7,583	5,335
Prepaid expenses and other current assets	5,486	5,385
Assets of discontinued operations	17,618	35,663

Total current assets	208,468	214,311
Property, plant and equipment, net	32,338	35,955
Deferred tax assets	3,884	814
Other assets	8,172	7,048
Intangible assets, net	40,020	45,797
Goodwill	44,578	44,578

Total assets	$337,460	$348,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$7,500	$10,000
Accounts payable	18,824	12,532
Income taxes payable	3,317	1,835
Deferred revenue	316	852
Deferred tax liabilities	402	109
Accrued expenses and other current liabilities	18,962	18,927
Liabilities of discontinued operations	5,605	14,806

Total current liabilities	54,926	59,061
Long-term debt	42,500	58,000
Deferred tax liabilities	255	8,722
Income taxes payable	1,764	8,057
Other liabilities	9,809	5,303

Total liabilities	109,254	139,143

Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 33,796 and 33,478, respectively	423,856	423,856
Additional paid-in capital	21,924	17,931
Accumulated deficit	(208,222)	(227,760)
Accumulated other comprehensive loss	(9,749)	(5,024)

Total GSI Group Inc. stockholders’ equity	227,809	209,003
Noncontrolling interest	397	357

Total stockholders’ equity	228,206	209,360

Total liabilities and stockholders’ equity	$337,460	$348,503

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Sales	$271,498	$304,296	$285,892
Cost of goods sold	157,022	171,196	155,278

Gross profit	114,476	133,100	130,614

Operating expenses:
Research and development and engineering	22,393	23,454	22,297
Selling, general and administrative	65,584	67,877	64,535
Amortization of purchased intangible assets	2,650	3,515	4,436
Restructuring, restatement related costs, post-emergence fees and other	8,842	2,406	3,319

Total operating expenses	99,469	97,252	94,587

Income from operations	15,007	35,848	36,027
Interest expense, net	(2,788)	(12,977)	(19,829)
Foreign exchange transaction gains (losses), net	(1,267)	172	204
Other income (expense), net	582	1,177	1,781

Income from continuing operations before reorganization items and income taxes	11,534	24,220	18,183
Reorganization items	—	—	(26,156)

Income (loss) from continuing operations before income taxes	11,534	24,220	(7,973)
Income tax provision (benefit)	(10,940)	2,544	11,952

Income (loss) from continuing operations	22,474	21,676	(19,925)
Income (loss) from discontinued operations, net of tax	(5,151)	7,325	19,286
Gain on disposal of discontinued operations, net of tax	2,255	—	—

Consolidated net income (loss)	19,578	29,001	(639)
Less: Net income attributable to noncontrolling interest	(40)	(28)	(48)

Net income (loss) attributable to GSI Group Inc.	$19,538	$28,973	$(687)

Earnings (Loss) per common share from continuing operations:
Basic	$0.66	$0.65	$(0.84)
Diluted	$0.66	$0.64	$(0.84)
Earnings (Loss) per common share from discontinued operations:
Basic	$(0.08)	$0.22	$0.81
Diluted	$(0.08)	$0.22	$0.81
Earnings (Loss) per common share attributable to GSI Group Inc.:
Basic	$0.58	$0.87	$(0.03)
Diluted	$0.58	$0.86	$(0.03)
Weighted average common shares outstanding—basic	33,775	33,481	23,703
Weighted average common shares outstanding—diluted	33,936	33,589	23,703

Amounts attributable to GSI Group Inc.:
Income (loss) from continuing operations	$22,434	$21,648	$(19,973)
Income (loss) from discontinued operations	(2,896)	7,325	19,286

Net income (loss)	$19,538	$28,973	$(687)

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

	Year Ended December 31,
	2012	2011	2010
Consolidated net income (loss)	$19,578	$29,001	$(639)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(1,510)	241	701
Net unrealized gains and reclassifications of investments, net of tax (2)	—	—	(568)
Pension liability adjustments, net of tax(3)	(3,215)	(1,836)	(132)

Total other comprehensive income (loss)	(4,725)	(1,595)	1

Total consolidated comprehensive income (loss)	14,853	27,406	(638)
Less: Comprehensive income attributable to noncontrolling interest	(40)	(28)	(48)

Comprehensive income (loss) attributable to GSI Group Inc.	$14,813	$27,378	$(686)

(1)	The tax effect on the component of comprehensive income was $1,942 in 2012 and was nominal for the years ended 2011 and 2010.
(2)	The tax effect on the component of comprehensive income was $0.
(3)	The tax effect on the component of comprehensive income was $829 in 2012 and was nominal for the years ended 2011 and 2010.

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

	GSI Group Inc. Stockholders					Noncontrolling Interest	Total
	Capital Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	# of Shares	Amount
Balance at December 31, 2009	15,948	$330,896	$12,610	$(3,430)	$(256,046)	$281	$84,311
Net income (loss)	—	—	—	—	(687)	48	(639)
Issuance of common stock upon vesting of non-vested stock awards	146	—	135	—	—	—	135
Issuance of common stock	33	—	233	—	—	—	233
Reclassification of share-based compensation liability	—	—	44	—	—	—	44
Cancellation of 16,127 old common shares in exchange for new common shares	—	—	—	—	—	—	—
Issuance of common shares under rights offering	12,585	67,960	—	—	—	—	67,960
Issuance of common shares for conversion of debt	4,630	25,000	—	—	—	—	25,000
Share-based compensation	—	—	1,633	—	—	—	1,633
Other comprehensive income, net of tax	—	—	—	1	—	—	1

Balance at December 31, 2010	33,342	423,856	14,655	(3,429)	(256,733)	329	178,678
Net income	—	—	—	—	28,973	28	29,001
Issuance of common stock upon vesting of non-vested stock awards	136	—	—	—	—	—	—
Share-based compensation	—	—	3,276	—	—	—	3,276
Other comprehensive loss, net of tax	—	—	—	(1,595)	—	—	(1,595)

Balance at December 31, 2011	33,478	423,856	17,931	(5,024)	(227,760)	357	209,360
Net income	—	—	—	—	19,538	40	19,578
Issuance of common stock upon vesting of non-vested stock awards	383	—	—	—	—	—	—
Share-based compensation	—	—	4,631	—	—	—	4,631
Net settlement of vested stock awards	(65)	—	(543)	—	—	—	(543)
Tax benefit (shortfalls) of vested stock awards	—	—	(95)	—	—	—	(95)
Other comprehensive loss, net of tax	—	—	—	(4,725)	—	—	(4,725)

Balance at December 31, 2012	33,796	$423,856	$21,924	$(9,749)	$(208,222)	$397	$228,206

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Consolidated net income (loss)	$19,578	$29,001	$(639)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,676	15,267	15,653
Provision for inventory	4,472	6,646	6,361
Share-based compensation	4,580	3,276	1,871
Deferred income taxes	(14,979)	78	5,553
Earnings from equity investment	(556)	(1,171)	(857)
Gain on disposal of business	(2,255)	—	—
Gain on sale of auction rate securities	—	—	(988)
Non-cash interest expense	1,049	1,881	976
Non-cash restructuring charges	3,825	1,163	72
Other	(50)	199	(456)
Changes in operating assets and liabilities:
Accounts receivable	2,261	4,822	(7,727)
Inventories	(4,361)	(6,062)	(8,171)
Deferred cost of goods sold	1,522	5,791	22,281
Income taxes receivable, prepaid expenses, and other current assets	6,545	(837)	2,169
Deferred revenue	(4,133)	(9,343)	(40,347)
Long-term taxes payable	(6,293)	1,413	556
Accounts payable, short-term income taxes payable, accrued expenses, and other current liabilities	3,783	(5,898)	222
Other non-current assets and liabilities	(234)	(1,053)	(1,267)

Cash provided by (used in) operating activities	28,430	45,173	(4,738)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,308)	(4,217)	(2,659)
Proceeds from the sale of auction rate securities	—	—	11,408
Proceeds from sale of business	7,000	—	—
Proceeds from the sale of property, plant and equipment	283	—	—

Cash used in (provided by) investing activities	2,975	(4,217)	8,749

Cash flows from financing activities:
Repayments of long-term debt and revolving credit facility	(23,000)	(113,214)	(74,889)
Proceeds from term loan and revolving credit facility	5,000	73,107	—
Payments for debt issuance costs	(1,826)	(2,988)	(1,565)
Payments of withholding taxes from stock-based awards	(543)	—	—
Excess tax benefits from stock-based awards	36	—	—
Capital lease payments	(779)	—	—
Proceeds from Rights Offering	—	—	64,889

Cash used in financing activities	(21,112)	(43,095)	(11,565)

Effect of exchange rates on cash and cash equivalents	660	193	1,007

Increase (decrease) in cash and cash equivalents	10,953	(1,946)	(6,547)
Cash and cash equivalents, beginning of year	54,835	56,781	63,328

Cash and cash equivalents, end of year	$65,788	$54,835	$56,781

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,067	$12,464	$25,899
Cash paid for income taxes	3,440	1,912	2,145
Income tax refunds received	222	25	2,053
Cash paid for reorganization items	—	—	26,686
Supplemental disclosure of non cash investing activity:
Accrual for capital expenditures	925	362	—
Supplemental disclosure of non cash financing activity:
Exchange of debt for common shares	—	—	28,071
Issuance of PIK notes	—	532	535
Assets acquired under capital lease obligation	—	2,214	—

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

1. Organization and Presentation

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”) design, develop, manufacture and sell laser-based solutions, optical control devices, and precision motion technologies. Our technology is incorporated into customer products or manufacturing processes for a wide range of applications in a variety of markets, including: electronics, industrial, medical, and scientific. Our products enable customers to make advances in materials and processing technology and to meet extremely precise manufacturing specifications.

Basis of Presentation

These consolidated financial statements have been prepared by the Company in U.S. dollars and in accordance with U.S. generally accepted accounting principles, applied on a consistent basis.

Basis of Consolidation

The consolidated financial statements include the accounts of GSI Group Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. The accounts include a 50% owned joint venture, Excel Laser Technology Private Limited (“Excel SouthAsia JV”), since it is a variable interest entity and the Company is the primary beneficiary of the joint venture. The accompanying consolidated financial statements of the Company include the assets, liabilities, revenue, and expenses of Excel SouthAsia JV over which the Company exercises control. The Company records noncontrolling interest in its consolidated statements of operations for the ownership interest of the minority owners of Excel SouthAsia JV. Financial information related to the joint venture is not considered material to the consolidated financial statements. The Company accounts for investments in businesses in which it owns between 20% and 50% using the equity method.

Reclassifications and Adjustments

In June 2012, the Company committed to a plan for the sale of the Semiconductor Systems operating segment, sold under the GSI brand name, and Laser Systems business, sold under the Control Laser and Baublys brand names. The Company began accounting for these businesses as discontinued operations beginning in the second quarter of 2012. As a result, prior period information related to these businesses has been reclassified into discontinued operations to conform to current period presentation. These discontinued businesses have been excluded from the following Notes to Consolidated Financial Statements unless otherwise stated. See Note 4 to Consolidated Financial Statements for further information on discontinued operations.

In addition, certain immaterial reclassifications have been made to prior years to conform to current year presentation.

During the year ended December 31, 2012, the Company identified and corrected immaterial errors related to prior years. Beginning in 2008, the Company did not properly recognize deferred tax liabilities associated with certain permanent intercompany loans. In addition, the Company did not consider these deferred tax liability amounts when determining the realizability of its deferred tax assets and thereby recorded excess valuation allowances beginning in 2009. The error correction resulted in approximately $1.6 million overstatement of the income tax benefit allocated to income from continuing operations and a similar overstatement of the income tax expense allocated to other comprehensive income for 2012 when the Company released a portion of the valuation allowance on its deferred tax assets. The correction had no effect on income from continuing operations before income taxes or cash flows for any period presented. The Company evaluated these errors considering both qualitative and quantitative factors pursuant to SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” and concluded that these adjustments were not material to the consolidated financial statements for any period.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

Listing of Common Shares

On February 9, 2011, the Company’s common shares were approved for listing on The NASDAQ Global Select Market and began trading on February 14, 2011 under the symbol “GSIG”. Following the Company’s emergence from bankruptcy on July 23, 2010, its common shares were quoted on the OTC Markets Group, Inc. under the trading symbol “LASR.PK”.

2. Bankruptcy Disclosures

In 2008, the Company did not file its quarterly report on Form 10-Q for the quarter ended September 26, 2008 within the time period required by the rules and regulations of the Securities and Exchange Commission (“SEC”) as a result of errors discovered by the Company in its application of revenue recognition standards concerning multiple-element revenue arrangements. The delay in the quarterly report on Form 10-Q caused a noncompliance with the covenant in the indenture governing the $210.0 million of 11% unsecured senior notes due 2013 (the “2008 Senior Notes”). On June 30, 2009, the Company reached an agreement with certain beneficial owners holding greater than 75% of the outstanding aggregate principal amount of the 2008 Senior Notes on a non-binding term sheet to consensually restructure the outstanding obligations under the 2008 Senior Notes. Between December 2008 and March 2009, the Company announced that it had discovered material errors related to its revenue recognition affecting 2004 through 2008 and that the annual reports for 2006, 2007 and 2008 and quarterly reports through the second quarter of 2008 should not be relied upon. In November 2009, the NASDAQ announced that the Company’s common stock was delisted and ceased trading on the NASDAQ Global Select Market as a result of the continued delays in Company’s periodic filings with the SEC.

On November 20, 2009 (the “Petition Date”), GSI Group, Inc. and two of its United States subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (the “Chapter 11 Cases”). Following the Petition Date, the Company continued to operate its business as “debtors-in-possession” in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In late December 2009, the United States trustee overseeing the Chapter 11 Cases appointed an Official Committee of Equity Security Holders (the “Equity Committee”) to represent the interests of the Company’s equity holders. In May 2010, the Company filed the final Chapter 11 plan with the Bankruptcy Court, which was supported by eight of ten beneficial holders of the 2008 Senior Notes (the “Consenting Noteholders”), the Equity Committee, and the individual members of the Equity Committee. On May 27, 2010, the Bankruptcy Court entered an order confirming and approving the plan of reorganization (the “Final Chapter 11 Plan”).

On July 23, 2010 (the “Effective Date”), the Company successfully emerged from bankruptcy as a reorganized company pursuant to the Final Chapter 11 Plan. The Final Chapter 11 Plan deleveraged the Company’s balance sheet by reducing debt and increasing stockholders’ equity. The financial restructuring was accomplished through a debt-for-equity exchange and by using the proceeds from a shareholder rights offering and cash on hand to reduce outstanding indebtedness.

Below is a summary of the significant transactions affecting the Company’s capital structure as a result of the effectiveness of the Final Chapter 11 Plan.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

Equity Transactions

On the Effective Date, the Company issued an aggregate of 33,334,060 post-emergence new common shares (“New Common Shares”) pursuant to the Final Chapter 11 Plan. The New Common Shares were issued through the following transactions:

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

In addition, on the Effective Date and pursuant to the terms of the Final Chapter 11 Plan, the Company placed 993,743 New Common Shares in a reserve (the “Reserve Shares”) to be held in escrow pending the final disposition of a putative shareholder class action entitled Wiltold Trzeciakowski, Individually and on behalf of all others similarly situated v. GSI Group Inc., Sergio Edelstein, and Robert Bowen, Case No. 08-cv-12065 (GAO), filed on December 12, 2008, in the United States District Court. On February 22, 2011, the United States District Court entered an order granting final approval of the settlement in the putative shareholder class action. The

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

Company’s contribution to the settlement amount was limited to the Company’s self-insured retention under its directors and officers liability insurance policy. Accordingly, the 993,743 shares of the Company’s common stock that were placed in a reserve account and held in escrow were released to the Company’s shareholders entitled to such shares during the year ended December 31, 2011.

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

The Company’s issuance of the 2014 Notes in exchange for the 2008 Senior Notes was accounted for as an extinguishment of debt as the terms of the 2014 Notes were deemed to be substantially different. As a result, the 2014 Notes were recorded at fair value and were compared to the carrying value of the 2008 Senior Notes as of July 23, 2010 to determine the debt extinguishment gain or loss to be recognized. The Company determined that the fair value of the 2014 Notes equaled the carrying value of the 2008 Senior Notes and as a result, no gain or loss was recognized.

The Chapter 11 Cases were closed on September 2, 2011, and the Company no longer has any legal or material financial constraint relating to those cases.

Upon the Company’s emergence from Chapter 11 bankruptcy proceedings on July 23, 2010, the Company was not required to apply fresh-start accounting based on the provisions of Accounting Standards Codification (“ASC”) 852, “Reorganizations,” due to the fact that the pre-petition holders of the Company’s outstanding common shares

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

immediately before confirmation of the Final Chapter 11 Plan received more than 50% of the Company’s outstanding common shares upon emergence. Accordingly, a new reporting entity was not created for accounting purposes. From the Company’s bankruptcy filing through the date of emergence, the Company prepared the consolidated financial statements in accordance with ASC 852 and on a going-concern basis, which assumed continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

3. Summary of Significant Accounting Policies

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

Foreign Currency Translation

The financial statements of the Company and its subsidiaries outside the United States have been translated into United States dollars. Assets and liabilities of foreign operations are translated from foreign currencies into United States dollars at the exchange rates in effect on the balance sheet date. Sales and expenses are translated at the average exchange rate in effect for the period. Accordingly, gains and losses resulting from translating foreign currency financial statements are reported as a separate component of other comprehensive loss in stockholders’ equity. Foreign currency transaction gains and losses, primarily from transactions denominated in currencies other than the functional currency, are included in the accompanying consolidated statements of operations.

Cash and Cash Equivalents

Cash equivalents, primarily money market accounts, are highly liquid investments with original maturities of three months or less. These investments are carried at cost, which approximates fair value.

Long-Term Investments

At December 31, 2012 and 2011, the Company had a 25.1% equity investment in a privately held company located in the United Kingdom, Laser Quantum. The Company uses the equity method to record the results of this entity. The Company recognized investment income of $0.6 million, $1.2 million and $0.9 million during 2012, 2011 and 2010, respectively, which is included in other income (expense) in the accompanying consolidated statements of operations. The Company’s net investment balance was $4.1 million and $3.3 million at December 31, 2012 and 2011, respectively, and is included in other assets in the accompanying consolidated balance sheets.

During the year ended December 31, 2010, the Company sold its remaining $13.0 million in par value of its auction rate securities valued at $10.4 million for $11.4 million in proceeds, which resulted in the recognition of realized gains of $1.0 million related to the sale of these securities. The gains realized upon the sale of the auction rate securities are recorded in other income (expense) in the accompanying consolidated statements of operations for the year ended December 31, 2010.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. The Company maintains an allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s best estimate of the amount of probable credit losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance based on a variety of factors including the age of amounts outstanding relative to their contractual due date, specific customer factors, and other known risks and economic trends. Charges recorded to the allowance for doubtful accounts are reflected as selling, general and administrative expenses and are recorded in the period that the outstanding receivables are determined to be uncollectible. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

For the years ended December 31, 2012, 2011 and 2010, the allowance for doubtful accounts was as follows (in thousands):

	2012	2011	2010
Balance at beginning of year	$337	$499	$1,578
Provision (benefit) charged to selling, general and administrative expense	185	(61)	(535)
Write-offs, net of recoveries of amounts previously reserved	(162)	(102)	(494)
Exchange rate changes	14	1	(50)

Balance at end of year	$374	$337	$499

Inventories

Inventories, which include materials and conversion costs, are stated at the lower of cost or market, using the first-in, first-out method. Market is defined as replacement cost for raw materials and net realizable value for other inventories. Demo inventory is recorded at the lower of cost or its net realizable value. The Company periodically reviews quantities of inventories on hand and compares these amounts to the expected use of each product. The Company records a charge to cost of goods sold for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement of inventories such as inbound freight charges, purchasing and receiving costs are capitalized in inventory on the consolidated balance sheets.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, adjusted for any impairment, less accumulated depreciation. The Company uses the straight-line method to calculate the depreciation of its fixed assets over their estimated useful lives. Estimated useful lives for buildings and improvements range from 3 to 30 years and 1 to 13 years for machinery and equipment. Leasehold improvements are amortized over the lesser of their useful lives or lease terms, including any renewal period options that are reasonably assured of being exercised. Repairs and maintenance costs are expensed as incurred. Certain costs to develop software for internal use are capitalized when the criteria under ASC 350-40, “Internal-Use Software,” are met. Lease arrangements meeting the criteria of ASC 840-30, “Leases – Capital Leases,” are capitalized based on the present value of future lease payments and depreciated over the term of the lease.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of the acquired net tangible and intangible assets. In connection with its acquisition of Excel Technologies, Inc. (“Excel”) in 2008, the Company acquired certain trade names that are classified as intangible assets with

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

indefinite lives. Goodwill and indefinite-lived intangibles are not amortized but are assessed for impairment at least annually to ensure their current fair values exceed their carrying values.

The Company also has certain intangible assets that are amortized over their estimated useful lives. The Company’s most significant intangible assets are patents and acquired technologies, customer relationships, trademarks and trade names. All definite-lived intangible assets are amortized over the periods in which their economic benefits are expected to be realized. The Company reviews the useful life assumptions, including the classification of certain intangible assets as ‘indefinite-lived’, on a periodic basis to determine if changes in circumstances warrant revisions to them.

The Company’s product lines generally correspond with its reporting units which is the level at which the Company evaluates its goodwill, intangible assets and other long-lived assets for impairment. All of the Company’s goodwill and intangible assets reside in the Precision Motion and Technologies and Laser Products segments.

Impairment Charges

Impairment analyses of goodwill and indefinite-lived intangible assets are conducted in accordance with ASC 350, “Intangibles—Goodwill and Other”. The Company tests its goodwill balances annually as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. In the second quarter of 2012, the Company adopted Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment” (ASU 2011-08). This guidance allows the Company to use a qualitative approach to test goodwill for impairment. In performing the impairment test, the Company continues to utilize the two-step approach which requires a comparison of the carrying value of each of the Company’s reporting units to the fair value of these reporting units. If the carrying value of a reporting unit exceeds its fair value, the Company calculates the implied fair value of the reporting unit’s goodwill and compares it to the goodwill’s carrying value. If the carrying value of the goodwill exceeds its implied fair value, an impairment charge is recorded for the difference.

The Company assesses indefinite-lived intangible assets for impairment on an annual basis as of the beginning of the second quarter, and more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. The Company will also reassess the continuing classification of these indefinite-lived intangible assets as indefinite-lived when circumstances change such that the useful life may no longer be indefinite. The fair values of the Company’s indefinite-lived intangible assets are determined using the relief from royalty method, based on forecasted revenues. If the fair value of an indefinite-lived intangible asset is less than its carrying value, an impairment charge is recorded for the difference between the carrying value and the fair value of the impaired asset.

The carrying amounts of definite-lived long-lived assets are reviewed for impairment whenever changes in events or circumstances indicate that their carrying values may not be recoverable. The recoverability of carrying value is generally determined by comparison of the reporting unit’s carrying value to its future undiscounted cash flows. When this test indicates the potential for impairment, a fair value assessment is performed. Once an impairment is determined and measured, an impairment charge is recorded for the difference between the carrying value and the fair value of the impaired asset.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, risk of loss has passed to the customer, and collection of the resulting

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

receivable is reasonably assured. Revenue recognition requires judgment and estimates, which may affect the amount and timing of revenue recognized in any given period.

On January 1, 2011, the Company adopted the provisions of ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements,” using the modified prospective approach. All multiple-element revenue arrangements entered into after January 1, 2011 have been accounted for under ASU 2009-13 guidance. ASU 2009-13 addresses the accounting for multiple-element arrangements by providing two significant changes. First, this guidance removes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement, which generally results in more elements being treated as separate units of accounting. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements” (“ASC 605-25”), for separating consideration in multiple-element arrangements. This guidance establishes a selling price hierarchy for determining the “selling price” of an element, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) management’s best estimate. Management’s best estimate for the Company was based on factors such as gross margin, volume discounts, new strategic customers, geography, customer class and competitive pressures. The second change modifies the manner in which the transaction consideration is allocated across the separately identified elements. Entities are no longer able to apply the residual method of allocation. Instead, the arrangement consideration is required to be allocated at the inception of the arrangement to all elements using the relative selling price method. The relative selling price method uses the weighted average of the “selling price” and applies that to the contract value to establish the consideration for each element.

For transactions entered into prior to the adoption of ASU 2009-13, the Company followed the provisions of ASC 605-25 for all multiple-element arrangements. Under the guidance prior to ASU 2009-13, the Company assessed whether the elements specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes and whether objective and reliable evidence of fair value existed for these separate units of accounting. The Company applied the residual method when objective and reliable evidence of fair value existed for all of the undelivered elements in a multiple-element arrangement. When objective and reliable evidence of fair value did not exist for all of the undelivered elements, the Company recognized revenue under the multiple units shipped methodology, whereby revenue was recognized in each period based upon the lowest common percentage of the products shipped in the period. This approximated a proportional performance model (the “Proportional Performance Model”) of revenue recognition. This generally resulted in a partial deferral of revenue to a later reporting period. No revenue was recognized unless one or more units of each product had been delivered.

Semiconductor Systems transactions are generally multiple-element arrangements which may include hardware, software, installation, training, an initial standard warranty, and optional extended warranty arrangements. The Company generally designs, markets and sells these products as standard configurations. Typically, revenue is recorded at the time of shipment or acceptance, which is the same pre and post adoption of ASU 2009-13. Acceptance is generally required for sales of Semiconductor Systems segment products to Japanese customers and sales of “New Products”. New Products are considered by the Company, for purposes of revenue recognition determination, to be either (a) a product that is newly released to all customers, including a product which may have been existing previously but which has been substantially upgraded with respect to its features or functionality; or (b) the sale of an existing product to a customer who has not previously purchased that product. The Company follows a set of predetermined criteria when changing the classification of a New Product to a standard configuration whereby acceptance criteria are considered to be demonstrated at the time of shipment.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

The Laser Products and Precision Motion and Technologies segments have revenue transactions that are comprised of both single-element and multiple-element transactions. Multiple-element transactions may include two or more products and occasionally also contain installation, training or preventative maintenance plans. For multiple-element transactions entered into or materially modified after January 1, 2011, revenue is recognized under ASU 2009-13, generally upon shipment using the relative selling price method. For multiple-element transactions entered prior to January 1, 2011, revenue was generally recognized under the Proportional Performance Model described previously. Single-element transactions are generally recognized upon shipment.

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

The Company generally provides warranties for its products. The standard warranty period is typically 12 to 24 months. The initial standard warranty for product sales is accounted for under the provisions of ASC 450, “Contingencies,” as the Company has the ability to ascertain the likelihood of the liability, and can estimate the amount of the liability. A provision for the estimated cost related to warranty is recorded to cost of goods sold at the time revenue is recognized. The Company’s estimate of costs to service the warranty obligations are based on historical experience and expectations of future conditions. To the extent the Company experiences warranty claims or costs associated with servicing those claims that differ from the original estimates, revisions to the estimated warranty liability are recorded at that time.

The Company also sells optional extended warranty services and preventative maintenance contracts to customers. The Company accounts for these agreements in accordance with provisions of ASC 605-20-25-3, “Separately Priced Extended Warranty and Product Maintenance Contracts,” under which it recognizes the separately priced extended warranty and preventative maintenance fees over the associated period.

The Company, at the request of its customers, may at times perform professional services for its customers, generally for the maintenance and repairs of products previously sold to those customers. These services are usually in the form of time and materials based contracts which are short in duration. Revenue for time and material services is recorded at the completion of services requested under a customer’s purchase order. At times, customers may purchase a service contract subsequent to the initial product sale whereby services, including preventative maintenance plans, are provided over a defined period, generally one year. Revenue for such service contracts are recorded ratably over the period of the contract.

The Company typically negotiates trade discounts and agreed terms in advance of order acceptance and records any such items as a reduction of revenue. The Company’s revenue recognition policy allows for revenue to be recognized under arrangements where the payment terms are 180 days or less, presuming all other revenue recognition criteria have been met. From time to time, based on the Company’s review of customer creditworthiness and other factors, the Company may provide its customers with payment terms that exceed 180 days. To the extent all other revenue recognition criteria have been met, the Company recognizes revenue for these extended payment arrangements when the cash is received. The Company currently does not have payment terms with customers that exceed 180 days.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

The Company had certain pre ASU 2009-13 multiple-element arrangements, delivered over multiple periods, from which the Company recognized $31.5 million in revenue for the year ended December 31, 2011 and $0.3 million for the year ended December 31, 2012. Such arrangements continued to be accounted for under the prior accounting standards until they were completed. For multiple-element arrangements, delivered over multiple periods, which were entered into after the adoption of ASU 2009-13, the Company recognized $45.6 million in revenue for the year ended December 31, 2011, with no deferrals related to the adoption of ASU 2009-13 as of December 31, 2011.

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

Advertising Costs

Advertising costs are expensed to selling, general and administrative expense as incurred. Advertising expenses were $0.6 million in 2012, 2011 and 2010, respectively.

Restructuring, Restatement Related Costs, Post-Emergence Fees and Other Charges

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

The costs incurred related to third parties, including auditors, attorneys, forensic accountants and other advisors, for services performed in connection with the restatement of the Company’s previously issued financial statements as reported in its Annual Report on Form 10-K for the year ended December 31, 2008 and its Quarterly Report on Form 10-Q for the quarter ended September 26, 2008, including the SEC investigation and certain shareholder actions, have been included within the Company’s restructuring, restatement related costs, post-emergence fees and other charges in the accompanying consolidated statements of operations.

Post-emergence professional fees represent costs incurred subsequent to bankruptcy emergence for financial and legal advisors to assist with matters in finalizing the bankruptcy process. Post-emergence professional fees totaled $0.3 million and $0.7 million during 2011 and 2010, respectively, with no comparable amount during 2012.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

Reorganization Items

Reorganization items represent amounts that were recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items were incurred starting with the date of the bankruptcy filing. Reorganization items totaled $26.2 million during 2010, with no comparable amounts during 2012 and 2011, respectively.

Accounting for Income Taxes

The asset and liability method is used to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that it is more likely than not that such benefits will be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that some or all of the related tax benefits will not be realized in the future and is assessed periodically to determine whether it is more likely than not that the tax benefits will be realized in the future and that such valuation should be released.

The majority of the Company’s business activities are conducted through its subsidiaries outside of Canada. Earnings from these subsidiaries are generally indefinitely reinvested in the local businesses. Further, local laws and regulations may also restrict certain subsidiaries from paying dividends to their parents. As such, the Company generally does not accrue income taxes for the repatriation of such earnings in accordance with ASC 740, “Income Taxes”. To the extent that there are excess accumulated earnings that the Company intends to repatriate from any such subsidiaries, the Company recognizes deferred tax liabilities on such foreign earnings.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based on the evaluation of the facts, circumstances, and information available at each reporting date. For those tax positions with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information, the Company records a tax benefit. For those income tax positions that are not likely to be sustained, no tax benefit is recognized in the consolidated financial statements. The Company recognizes interest and penalties related to uncertain tax positions as part of the provision for income taxes.

Recent Accounting Pronouncements

Indefinite-Lived Impairment Test

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. Similar to goodwill impairment testing guidance under ASU 2011-08, the revised standard allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits entities to perform a qualitative assessment by considering events and circumstances which would impact the fair value of the entity’s indefinite-lived intangible assets to determine whether it is more likely than not that the fair value of the entity’s indefinite-lived intangible assets are impaired. If it is determined that this is the case, it is necessary to perform the currently prescribed two-step impairment test. Otherwise, the two-step impairment test is not required. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this amendment will not have a material impact on the Company’s consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

Reclassifications Out of Accumulated Other Comprehensive Income

In January 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income”. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income (loss) in the financial statements. The standard is effective for interim periods beginning after December 15, 2012. The adoption of this amendment will not have a material impact on the Company’s consolidated financial statements.

4. Discontinued Operations

Beginning in 2011, the Company initiated a strategic review of its businesses to focus its growth priorities and simplify its business model. In June 2012, the Company committed to a plan for the sale of the Semiconductor Systems operating segment, sold under the GSI brand name, and Laser Systems product lines, sold under the Control Laser and Baublys brand names. The Company began accounting for these businesses as discontinued operations beginning in the second quarter of 2012.

In October 2012, the Company sold certain assets and liabilities of the Laser Systems business for $7.0 million, subject to working capital adjustments, and recorded a $2.3 million gain in the consolidated statement of operations. The Lasers Systems facility in Orlando, Florida was not sold as part of the sale of the business and will be sold as a separate asset. The Company expects to sell the Semiconductor Systems business by the end of the second quarter of 2013 and the Laser Systems facility by the end of the fourth quarter of 2013.

The Company includes all current and historical results of these businesses in income (loss) from discontinued operations, net of tax, in the accompanying consolidated statements of operations. The Company classified the assets and liabilities of discontinued operations for both the current and prior year in the consolidated balance sheets as current assets and current liabilities, respectively. The Company’s consolidated statements of cash flows include the cash flows from both continuing and discontinued operations.

The major components of the assets and liabilities of discontinued operations as of December 31, 2012 and 2011, respectively, are as follows (in thousands):

	2012	2011
Accounts receivable, net.	$2,981	$11,320
Inventories.	8,231	14,271
Other assets.	694	2,616
Property, plant and equipment, net.	5,712	7,456

Assets of discontinued operations.	$17,618	$35,663

Accounts payable	$1,358	$2,146
Accrued expenses and other current liabilities	2,116	6,715
Deferred revenue	1,453	5,061
Other liabilities	678	884

Liabilities of discontinued operations.	$5,605	$14,806

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

The following table presents the Semiconductor Systems and Laser Systems operating results which are reported as discontinued operations in the Company’s consolidated statements of operations and were historically included in the Semiconductor Systems and Laser Products segments, respectively (in thousands):

	Year Ended December 31,
	2012	2011	2010
Sales from discontinued operations.	$44,655	$61,984	$97,624
Income (loss) from discontinued operations before income taxes.	$(5,041)	$7,837	$18,073
Income (loss) from discontinued operations, net of tax.	$(5,151)	$7,325	$19,286
Gain on disposal of discontinued operations, net of tax.	$2,255	$—	$—

In 2012, the Company recorded an inventory provision of $1.9 million related to our Semiconductor Systems business. This provision was included in the consolidated statement of operations in income (loss) from discontinued operations, net of tax. The increase in the inventory provision was caused by recent industry trends in the memory repair market, which resulted in lower expected future demand for the Company’s memory repair products.

5. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income or loss and other changes in stockholders’ equity from non-owner sources. Changes in accumulated other comprehensive income (loss) is as follows (in thousands):

	Total accumulated other comprehensive income (loss)	Foreign currency translation adjustments (1)	Unrealized gain on investments and reclassifications (2)	Pension liability (3)
Balance at December 31, 2009	$(3,430)	$1,867	$568	$(5,865)
Other comprehensive income (loss)	1	701	(568)	(132)

Balance at December 31, 2010	(3,429)	2,568	—	(5,997)
Other comprehensive income (loss)	(1,595)	241	—	(1,836)

Balance at December 31, 2011	(5,024)	2,809	—	(7,833)
Other comprehensive loss	(4,725)	(1,510)	—	(3,215)

Balance at December 31, 2012	$(9,749)	$1,299	$—	$(11,048)

(1)	During the year ended December 31, 2012, the Company reclassified $1.5 million of net cumulative translation adjustments out of accumulated other comprehensive income (loss) into net income as part of the net gain on sale of the Laser Systems business. In addition, the Company recorded a $1.9 million deferred tax impact on net unrealized foreign currency gains on permanent intercompany loans in accumulated other comprehensive loss during 2012.
(2)	During the year ended December 31, 2010, the Company reclassified $0.6 million out of accumulated other comprehensive loss into net loss.
(3)	During the years ended December 31, 2012, 2011 and 2010, the Company reclassified $0.7 million, $0.3 million and $0.3 million, respectively, out of accumulated other comprehensive loss into net income (loss).

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

6. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. There were no changes in the carrying amount of goodwill during the years ended December 31, 2012 and 2011. The Company performed its annual goodwill impairment test at the beginning of the second quarter and noted no impairment of goodwill.

Goodwill by reportable segment as of December 31, 2012 and 2011 is as follows (in thousands):

	Reportable Segment		Total
	Laser Products	Precision Motion and Technologies
Goodwill	$67,926	$108,306	$176,232
Accumulated impairment of goodwill	(54,099)	(77,555)	(131,654)

Total	$13,827	$30,751	$44,578

Intangible Assets

Intangible assets as of December 31, 2012 and 2011, respectively, are summarized as follows (in thousands):

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technologies	$61,667	$(50,904)	$10,763	3.9
Customer relationships	33,245	(18,981)	14,264	6.5
Trademarks, trade names and other	5,780	(3,814)	1,966	6.2

Amortizable intangible assets	100,692	(73,699)	26,993	5.4

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Total	$113,719	$(73,699)	$40,020

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technologies	$61,279	$(47,350)	$13,929	4.8
Customer relationships	33,115	(16,514)	16,601	7.5
Trademarks, trade names and other	5,692	(3,452)	2,240	7.2

Amortizable intangible assets	100,086	(67,316)	32,770	6.3

Non-amortizable intangible assets:
Trade names	13,027	—	13,027

Total	$113,113	$(67,316)	$45,797

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

All definite-lived intangible assets are amortized on a straight-line basis over their remaining life. Amortization expense for customer relationships and definite-lived trademarks, trade names and other intangibles is included in operating expenses in the accompanying consolidated statements of operations. Amortization expense for patents and acquired technologies is included in cost of goods sold in the accompanying consolidated statements of operations. Amortization expense is as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Amortization – Cost of goods sold	$3,165	$3,851	$3,862
Amortization – Operating expenses	2,650	3,515	4,436

Total	$5,815	$7,366	$8,298

Estimated amortization expense for each of the five succeeding years and thereafter as of December 31, 2012, is as follows (in thousands):

Year Ending December 31,	Cost of Goods Sold	Operating Expenses	Total
2013	$3,165	$2,653	$5,818
2014	3,165	2,567	5,732
2015	2,065	2,397	4,462
2016	1,184	2,397	3,581
2017	1,184	2,397	3,581
Thereafter	—	3,819	3,819

Total	$10,763	$16,230	$26,993

Impairment Charges

The Company did not have any goodwill or indefinite-lived intangible asset impairment charges during the years ended December 31, 2012, 2011 and 2010.

7. Fair Value Measurements

ASC 820, “Fair Value Measurement” establishes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

Level 1: Quoted prices for identical assets or liabilities in active markets which the Company can access.

Level 2: Observable inputs other than those described in Level 1.

Level 3: Unobservable inputs.

The Company’s cash equivalents are investments in money market accounts, which represent the only asset the Company measures at fair value on a recurring basis. The Company determines the fair value of our cash equivalents using a market approach based on quoted prices in active markets. The fair values of cash, accounts receivable, income taxes receivable, accounts payable, income taxes payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

The following table summarizes the fair values of our financial assets as of December 31, 2012 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents	$2,511	$2,511	$—	$—

The following table summarizes the fair values of our financial assets as of December 31, 2011 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents	$4,096	$4,096	$—	$—

The following table summarizes assets and liabilities that were measured at fair value on a non-recurring basis during 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Losses
Lease termination closure accruals	$—	$—	$541	$541
Facility impairment	$—	$—	$856	$856

During the year ended December 31, 2012, the Company recorded non-recurring fair value measurements related to the impairment of our Orlando, Florida facility and accrued costs related to the closure of certain facilities. In accordance with the guidance in ASC 360, “Property, Plant and Equipment,” the Company records assets and liabilities of discontinued operations at the lower of carrying value or fair value less cost to sell. The Company reviews prior estimates and current data available to determine the appropriate value of these assets at period end.

Included in assets of discontinued operations is the estimated fair value of our owned Orlando, Florida facility. As part of our periodic assessment of assets of discontinued operations, the Company recorded an impairment in the third quarter of 2012 on the facility to reduce the book value to the estimated fair value of the building, less costs to sell. The estimated fair value was determined using a combination of the income approach and comparable sales approach of similar properties within the Orlando, Florida area using information from third party real estate agents.

Lease termination accruals were valued using the income valuation approach. Inputs to the valuations included management’s assumptions regarding sublease income as well as observable inputs such as rent obligations and interest rates.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

See Note 10 for discussion of the estimated fair value of the Company’s outstanding debt and Note 12 for discussion of the estimated fair value of the Company’s pension plan assets.

8. Earnings (Loss) per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. For diluted earnings (loss) per common share, the denominator also includes the dilutive effect of outstanding restricted stock awards and restricted stock units determined using the treasury stock method. For years in which net losses are generated, the dilutive potential common shares are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Numerators:
Amounts attributable to GSI Group Inc:
Income (loss) from continuing operations	$22,434	$21,648	$(19,973)
Income (loss) from discontinued operations.	(2,896)	7,325	19,286

Net income (loss)	$19,538	$28,973	$(687)

Denominators:
Weighted average common shares outstanding—basic	33,775	33,481	23,703
Dilutive potential common shares(1)	161	108	—

Weighted average common shares outstanding—diluted	33,936	33,589	23,703

Antidilutive common shares excluded from above	244	132	183
Basic Earnings (Loss) per Common Share:
From continuing operations	$0.66	$0.65	$(0.84)
From discontinued operations	$(0.08)	$0.22	$0.81
Basic earnings (loss) per share attributable to GSI Group Inc.	$0.58	$0.87	$(0.03)
Diluted Earnings (Loss) per Common Share:
From continuing operations	$0.66	$0.64	$(0.84)
From discontinued operations	$(0.08)	$0.22	$0.81
Diluted earnings (loss) per share attributable to GSI Group Inc.	$0.58	$0.86	$(0.03)

(1)	Due to the Company’s loss from continuing operations and net loss attributable to GSI Group Inc. for the year ended December 31, 2010, all potentially dilutive shares were excluded as their effect would have been anti-dilutive. The dilutive impact of 14 thousand shares for the year ended December 31, 2010 would not have an impact on earnings per common share from discontinued operations.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

9. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	December 31,
	2012	2011
Raw materials	$30,554	$30,406
Work-in-process	11,959	12,943
Finished goods	8,023	6,563
Demo and consigned inventory	2,265	1,627

Total inventories	$52,801	$51,539

Property, Plant and Equipment, net

	December 31,
	2012	2011
Cost:
Land, buildings and improvements	$38,955	$37,206
Machinery and equipment	45,821	45,221

Total cost	84,776	82,427
Accumulated depreciation	(52,438)	(46,472)

Property, plant and equipment, net	$32,338	$35,955

In 2011, the Company capitalized $2.2 million of assets which met the capital lease criteria of ASC 840-30, “Leases—Capital Lease”. The assets acquired under the capital lease are included in machinery and equipment and the related amortization expense is included in depreciation expense. The Company also capitalized software development costs of $0.6 million in 2012 based on the guidance in ASC 350-40, “Internal-Use Software”. The following table summarizes depreciation expense on property, plant and equipment, including amortization of demo units and the capital lease (in thousands):

	Year Ended December 31,
	2012	2011	2010
Depreciation expense	$9,612	$7,100	$6,393

The following table summarizes total accumulated amortization on capital leases as of the periods indicated (in thousands):

	December 31,
	2012	2011
Accumulated amortization on capital lease	$861	$123

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities as of the periods indicated (in thousands):

	December 31,
	2012	2011
Accrued compensation and benefits	$6,655	$7,512
Accrued warranty	2,777	3,035
Customer deposits	3,033	380
Other	6,497	8,000

Total accrued expenses and other current liabilities	$18,962	$18,927

Accrued Warranty

The following table summarizes accrued warranty activity for the periods indicated (in thousands):

	December 31,
	2012	2011
Balance at beginning of the year	$3,035	$3,174
Provision charged to cost of goods sold	2,463	2,440
Use of provision	(2,781)	(2,579)
Foreign currency exchange rate changes	60	—

Balance at end of year	$2,777	$3,035

10. Debt

Debt consisted of the following (in thousands):

	December 31,
	2012	2011
Senior Credit Facilities—term loan	$7,500	$10,000

Total current portion of long-term debt	$7,500	$10,000

Senior Credit Facilities—term loan	$42,500	$30,000
Senior Credit Facilities—revolving credit facility	—	28,000

Total long-term debt	$42,500	$58,000

Total Senior Credit Facilities	$50,000	$68,000

Senior Credit Facilities

On December 27, 2012, the Company entered into an amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”) with new and existing lenders for an aggregate credit facility of $125.0 million, consisting of a $50.0 million, 5-year, term loan facility and a $75.0 million, 5-year, revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in December

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

2017. The Amended and Restated Credit Agreement amends and restates the credit agreement dated October 19, 2011 (the “Original Credit Agreement”). The terms and conditions of the Amended and Restated Credit Agreement did not substantially change from the Original Credit Agreement. As of December 31, 2012, the Company had $75.0 million available to be drawn under the revolving credit facility. The interest rate for the term loan is 4.5% as of December 31, 2012 and is based on a floating interest rate of Prime plus 125 basis points. Upon the execution of a conversion notice in January 2013, outstanding borrowings under the Senior Credit Facilities now bear interest at a rate per annum equal to LIBOR plus an initial spread of 225 basis points through March 31, 2013, subject to adjustment thereafter based on the Company’s consolidated leverage ratio, payable in arrears on the last day of the applicable interest period but in no event less frequently than every three months. The Company is also required to pay a commitment fee on unused commitments under the revolving credit facility ranging between 0.250% and 0.625% annually. This fee is based on the Company’s leverage ratio, as defined in the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement contains various customary representations, warranties and covenants applicable to the Company and its subsidiaries, including, without limitation, (i) covenants regarding maximum consolidated leverage ratio and minimum consolidated fixed charge coverage ratio; (ii) limitations on restricted payments, including dividend payments and stock repurchases, provided that the Company may repurchase their equity interests, so long as immediately after giving effect to the repurchase, the Company’s consolidated leverage ratio is no more than 2.25:1.00, the Company has unrestricted cash plus amounts available for borrowing under the Senior Credit Facilities of at least $25.0 million, and other customary conditions; (iii) limitations on fundamental changes involving the Company; (iv) limitations on the disposition of assets; and (v) limitations on indebtedness, investments, and liens. The Amended and Restated Credit Agreement requires the Company to satisfy certain financial covenants, such as maintaining a minimum consolidated fixed charge coverage ratio of 1.50 to 1.00 and a maximum consolidated leverage ratio of 2.75 to 1.00. The Company was in compliance with these debt covenants as of December 31, 2012.

The Company’s obligations under the Senior Credit Facilities are secured on a senior basis by a lien on substantially all of the assets of the Company and its material United States (“U.S.”) and United Kingdom (“U.K.”) subsidiaries and guaranteed by the Company and its material U.S. and U.K. subsidiaries. The Amended and Restated Credit Agreement also contains customary events of default.

Principal on our term loan outstanding matures as follows (in thousands):

Term Loan
2013	$7,500
2014	7,500
2015	7,500
2016	7,500
2017	20,000

Total debt repayments	$50,000

Subject to certain exceptions, the Company will be required to prepay outstanding loans under the Amended and Restated Credit Agreement with the net proceeds of certain asset dispositions and incurrences of certain debt. The Company may voluntarily prepay loans or reduce commitments under the Senior Credit Facilities, in whole or in part, without premium or penalty, subject to certain minimum principal amounts.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

Guarantees

Each Guarantor, as defined in the Amended and Restated Credit Agreement, jointly and severally, unconditionally guarantees the due and punctual payment of the principal, interest and fees on the Senior Credit Facilities, when due and payable, whether at maturity, by required prepayment, by acceleration or otherwise. In addition, guarantors guarantee the due and punctual payment, fees and interest on the overdue principal of the Senior Credit Facilities and the due and punctual performance of all obligations of the Company in accordance with the terms of the Amended and Restated Credit Agreement. Furthermore, each Guarantor, jointly and severally, unconditionally guarantees that in the event of any extension, renewal, amendment, refinancing or modification of any of the Senior Credit Facilities or any of such other Obligations, as defined in the Amended and Restated Credit Agreement, amounts due will be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, at stated maturity, by acceleration or otherwise.

The obligations of each Guarantor are limited to the maximum amount as will, after giving effect to all other contingent and fixed liabilities of such Guarantor and after giving effect to any collections from or payments made by or on behalf of any other Guarantor in respect of the obligations of the Company or such other Guarantor under its Guarantee, as defined in the Amended and Restated Credit Agreement, or pursuant to its contribution obligations under the Senior Credit Facilities, result in the obligations of the Company or such Guarantor under its Guarantee not constituting a fraudulent conveyance or fraudulent transfer under federal or state law. Each Guarantor that makes a payment or distribution under a Guarantee is entitled to a contribution from each other Guarantor of its Pro Rata Share, as defined in the Amended and Restated Credit Agreement, based on the adjusted net assets of each Guarantor. The Guarantees will continue to be effective or be reinstated, as the case may be, if at any time any payment of any of the obligations of the Guarantors is rescinded or must otherwise be returned upon the insolvency, bankruptcy or reorganization of the Company, a Guarantor or otherwise, all as though such payment had not been made.

Each Guarantor may be released from its obligations under its respective Guarantee and its obligations under the Amended and Restated Credit Agreement upon the occurrence of certain events, including, but not limited to: (i) the Guarantor ceases to be a subsidiary; and (ii) payment in full of the principal, accrued and unpaid interest on the Senior Credit Facilities and all other Obligations.

As of December 31, 2012, the maximum potential amount of future payments the Guarantors could be required to make under the Guarantee is the principal amount of the Senior Credit Facilities plus all unpaid but accrued interest thereon. However, as of December 31, 2012, the Guarantors are not expected to be required to perform under the Guarantee.

Mortgages

In connection with the Amended and Restated Credit Agreement and as required thereby, Quantronix Corporation (“Quantronix”), Synrad, Inc. (“Synrad”) and Excel Technology, Inc. (“Excel”), each a subsidiary of the Company, continue to be subject to an Open-End Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of October 19, 2011, in favor of or for the benefit of the Trustee, wherein Quantronix, Synrad and Excel mortgaged, granted, bargained, assigned, sold and conveyed their respective interest in the property located in East Setauket, New York; Mukilteo, Washington; and Orlando, Florida, respectively, to secure (a) the payment of all of the obligations of the Borrower and the Guarantors under the Amended and Restated Credit Agreement, the respective mortgages and the other Security Documents (as defined in the respective mortgage), and (b) the performance of all terms, covenants, conditions, provisions, agreements and liabilities contained in the credit agreement.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

Fair Value of Debt

As of December 31, 2012 and 2011, the outstanding balance of the Company’s debt approximated fair value based on current rates available to the Company for debt of the same maturity.

11. Share-Based Compensation

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

2010 Incentive Award Plan

As of December 31, 2012, the Company has one active equity compensation plan under which it may grant share-based compensation awards to employees, consultants and directors (the “2010 Incentive Plan”). The Company’s shareholders approved the 2010 Incentive Plan in November 2010. The maximum number of shares which can be issued pursuant to the 2010 Incentive Plan is 2,898,613, subject to adjustment as set forth in the 2010 Incentive Plan. The 2010 Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock, deferred stock units, dividend equivalents, performance awards and stock payments (collectively referred to as “Awards”) to employees, consultants and directors. The 2010 Incentive Plan provides for specific limits on the number of shares that may be subject to different types of Awards and the amount of cash that can be paid with respect to different types of Awards. The 2010 Incentive Plan will expire and no further Awards may be granted after October 13, 2020, the tenth anniversary of its approval by the Company’s Board of Directors. As of December 31, 2012, there are 1,575,926 shares available for future issuance under the 2010 Incentive Plan.

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

Shares subject to Awards that have expired, forfeited or settled in cash, or repurchased by the Company at the same price paid by the awardee may be added back to the number of shares available for grant under the 2010 Incentive Plan and may be granted as new Awards. Shares that are used to pay the exercise price for an option, shares withheld to pay taxes, shares subject to a stock appreciation right that are not issued in connection with the stock settlement of the stock appreciation right on exercise thereof, and shares purchased on the open market with the cash proceeds from the exercise of options will not be added back to the number of shares available for grant under the 2010 Incentive Plan. Shares issued to satisfy Awards under the 2010 Incentive Plan may be previously authorized but unissued shares or shares bought on the open market or otherwise.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

The table below summarizes activities relating to restricted stock units issued and outstanding under the 2010 Incentive Plan during year ended December 31, 2012:

	Restricted Stock Units (In thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period in Years	Aggregate Intrinsic Value(1) (In thousands)
Unvested at December 31, 2011	741	$10.94
Granted	396	10.76
Vested	(303)	10.81
Forfeited	(30)	10.89

Unvested at December 31, 2012	804	$10.90	1.15 years	$6,976

Expected to vest as of December 31, 2012	790	$10.90	1.15 years	$6,843

(1)	The aggregate intrinsic value is calculated based on the fair value of $8.66 per share of the Company’s common stock on December 31, 2012 due to the fact that the restricted stock units carry a $0 purchase price.

The total fair value of restricted stock units that vested in 2012, based on the market price of the underlying stock on the day of vesting, was $3.3 million.

Other Issuances

On September 2, 2010, the Company granted 83,337 deferred stock units to the members of its Board of Directors at a weighted average grant date fair value of $6.66 per share. The deferred stock units were issued pursuant to standalone award agreements that are independent of an equity incentive plan. These transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such act as transactions not involving a public offering. Each deferred stock unit represents the right to receive one common share of the Company on the date of termination of the holder’s service with the Company’s Board of Directors. The deferred stock units were fully vested and nonforfeitable on the date of grant. Accordingly, the associated share-based compensation expense was recognized in full on the date of grant. The Company recognized approximately $0.6 million of share-based compensation expense related to the deferred stock units during the year ended December 31, 2010 based on the grant date fair value of $6.66 per share. The grant date fair value was determined based on the closing market price of the Company’s common stock on the date of grant. The expense associated with the Company’s deferred stock units is reported within selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2010.

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statement of operations under the 2010 Incentive Plan (in thousands):

Year Ended December 31, 2012
Cost of goods sold	$83
Research and development and engineering	112
Selling, general and administrative	4,385
Restructuring, restatement related costs, post-emergence fees and other	51

Share-based compensation expense	$4,631

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

The Company recognized share-based compensation expense totaling $3.3 million and $1.9 million during the years ended December 31, 2011 and 2010, respectively. Share-based compensation expense was primarily included in selling, general and administrative expenses in the consolidated statements of operations during those periods. The expense recorded during each of the years ended December 31, 2012, 2011 and 2010 also includes $0.6 million related to deferred stock units granted to the members of the Company’s Board of Directors, pursuant to the Company’s 2010 Incentive Plan and standalone award agreements that are independent of an equity incentive plan. The expense associated with the respective deferred stock units was recognized in full on the respective date of grant, as the deferred stock units were fully vested and nonforfeitable on the date of grant.

The restricted stock and restricted stock unit awards have generally been issued with a three-year vesting period and vest based solely on service conditions. Accordingly, the Company generally recognizes compensation expense on a straight-line basis over the requisite service period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on anticipated forfeitures and actual experience.

As of December 31, 2012, the Company’s outstanding equity awards for which compensation expense will be recognized in the future consist of time-based restricted stock units granted under the 2010 Incentive Plan. The Company expects to record aggregate share-based compensation expense of $6.5 million, including an estimate of forfeitures, subsequent to December 31, 2012, over a weighted average period of 1.8 years, for all outstanding equity awards.

12. Employee Benefit Plans

Defined Benefit Plans

The Company maintains a defined benefit pension plan in the United Kingdom (the “U.K. Plan”). In 1997, membership to the U.K. Plan was closed and in 2003 the Company was allowed to stop accruing additional benefits to the participants. Benefits under the U.K. Plan were based on the employees’ years of service and compensation.

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

Pension and other benefit costs reflected in the accompanying consolidated statements of operations are based on a projected benefit method of valuation. The funded status of pension plan liabilities are included in other long term liabilities in the accompanying consolidated balance sheets. The Company continues to fund each plan in sufficient amounts to meet current benefits as well as fund a portion of future benefits as permitted by regulatory authorities.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

The net periodic pension cost for the U.K. Plan and Japan Plan included the following components (in thousands):

	U.K. Plan			Japan Plan
	2012	2011	2010	2012	2011	2010
Components of the net periodic pension cost:
Service cost	$—	$—	$—	$121	$106	$115
Interest cost	1,359	1,486	1,447	15	18	14
Expected return on plan assets	(1,270)	(1,576)	(1,467)	—	—	—
Amortization of the unrecognized transition obligation	—	—	—	37	40	42
Amortization of prior service cost	—	—	—	3	2	—
Amortization of actuarial losses	392	224	204	—	—	—

Net periodic pension cost	$481	$134	$184	$176	$166	$171

The actuarial assumptions used to compute the net periodic pension cost for the years ended December 31, 2012, 2011 and 2010, respectively, for the U.K. Plan and the Japan Plan were as follows:

	U.K. Plan			Japan Plan
	2012	2011	2010	2012	2011	2010
Weighted-average discount rate	4.9%	5.3%	5.8%	1.2%	1.3%	1.3%
Weighted-average rate of compensation increase	—	—	—	3.0%	3.0%	3.0%
Weighted-average long-term rate of return on plan assets	5.0%	5.9%	6.5%	—	—	0.1%

The actuarial assumptions used to compute the funded status as of December 31, 2012 and 2011, respectively, for the U.K. Plan and the Japan Plan were as follows:

	U.K. Plan		Japan Plan
	2012	2011	2012	2011
Weighted-average discount rate	4.3%	4.9%	1.3%	1.2%
Weighted-average rate of compensation increase	—	—	3.0%	3.0%
Rate of inflation	2.5%	2.2%	—	—

The discount rates used are derived on (AA) corporate bonds that have a maturity approximating the terms of the related obligations. In estimating the expected return on plan assets, the Company considered the historical performance of the major asset classes held, or anticipated to be held, by the applicable pension plans and current forecasts of future rates of return for these asset classes.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

The following table provides a reconciliation of benefit obligations and plan assets of the U.K. Plan and the Japan Plan (in thousands):

	U.K. Plan		Japan Plan
	2012	2011	2012	2011
Change in benefit obligation:
Projected benefit obligation at beginning of year	$27,335	$27,341	$1,401	$1,155
Service cost	—	—	121	106
Interest cost	1,359	1,486	15	18
Amendments and transfers	—	—	417	—
Actuarial (gains) losses	5,008	(767)	89	51
Benefits paid	(582)	(645)	(140)	(10)
Foreign currency exchange rate changes	1,593	(80)	(38)	81

Projected benefit obligation at end of year	$34,713	$27,335	$1,865	$1,401

Accumulated benefit obligation at end of year	$34,713	$27,335	$1,539	$1,124

Change in plan assets:
Fair value of plan assets at beginning of year	$24,590	$25,710	$582	$393
Actual return (loss) on plan assets	2,461	(1,247)	9	(9)
Employer contributions	793	802	324	188
Benefits paid	(582)	(645)	(140)	(10)
Foreign currency exchange rate changes	1,367	(30)	52	20

Fair value of plan assets at end of year	$28,629	$24,590	$827	$582

Funded status at end of year	$(6,084)	$(2,745)	$(1,038)	$(819)

Amount recognized in the financial statements consists of:
Accrued pension liabilities	$6,084	$2,745	$1,038	$819

Amounts included in accumulated other comprehensive loss not yet recognized in net periodic pension cost
Net actuarial loss	$(11,197)	$(7,301)	$(110)	$(42)
Prior service cost	$—	$—	$(281)	$(35)
Net transition obligation	$—	$—	$(237)	$(550)
Amounts expected to be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year consists of:
Net actuarial loss	$702	$381	$—	$—
Prior service cost	$—	$—	$16	$2
Net transition obligation	$—	$—	$26	$42

The following table reflects the total expected benefit payments to plan participants and have been estimated based on the same assumptions used to measure the Company’s benefit obligations as of December 31, 2012 (in thousands):

	U.K. Plan	Japan Plan
2013	$549	$241
2014	1,028	152
2015	817	64
2016	970	70
2017	1,239	75
2018-2022	7,138	651

Total	$11,741	$1,253

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

In the U.K., funding valuations are conducted every three years in order to determine the future level of contributions. The Company’s latest funding valuation was completed in October 2010. Based on the results of the valuation, the Company’s annual contributions to the U.K. Plan are $0.8 million for a period of 10 years and 5 months beginning September 2010, including an additional one-time lump-sum payment of approximately $1.6 million which was paid in 2010. The Company anticipates that contributions for 2013 will be $0.8 million for the U.K. Plan and $0.1 million for the Japan Plan.

Fair Value of Plan Assets

In the U.K., the Company’s overall objective is to invest plan assets in a portfolio of diversified assets, primarily through the use of institutional collective funds, to achieve long-term growth. The strategic asset allocation uses a combination of risk controlled and index strategies in fixed income and global equities. The target allocations are approximately 57% to funds investing in global equities, approximately 31% to funds investing in global bonds, approximately 10% to alternative assets (including commodities, private equity and debt, real estate, infrastructure, hedge funds and currency funds), and approximately 2% in cash.

In Japan, the investment strategy is primarily focused on the preservation of principal invested in insurance contracts.

The following table summarizes the fair values of Plan assets as of December 31, 2012 by asset category (in thousands):

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
U.K. Plan
Mutual Funds:
Balanced (1)	$14,266	$—	$14,266	$—
Growth (2)	14,244	—	14,244	—
Cash	119	119	—	—

Total	$28,629	$119	$28,510	$—

Japan Plan
Insurance contracts (3)	$827	$—	$827	$—

Total	$827	$—	$827	$—

(1)	This class comprises a diversified portfolio of global investments which seeks a balanced return between capital growth and fixed income and is allocated on a weighted average basis as follows: equities (47%), debt (41%), other assets (9%) and cash (3%).
(2)	This class comprises a diversified portfolio of global investments which seeks long-term capital growth and is allocated on a weighted average basis as follows: equities (68%), other assets (10%), debt (21%), and cash (1%).
(3)	This class represents funds invested in insurance contracts.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

The following table summarizes the fair values of Plan assets as of December 31, 2011 by asset category (in thousands):

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
U.K. Plan
Mutual Funds:
Balanced (1)	$12,353	$—	$12,353	$—
Growth (2)	12,136	—	12,136	—
Cash	101	101	—	—

Total	$24,590	$101	$24,489	$—

Japan Plan
Insurance contracts (3)	$582	$—	$582	$—

Total	$582	$—	$582	$—

(1)	This class comprises a diversified portfolio of global investments which seeks a balanced return between capital growth and fixed income and is allocated on a weighted average basis as follows: equities (40%), debt (36%), other assets (17%) and cash (7%).
(2)	This class comprises a diversified portfolio of global investments which seeks long-term capital growth and is allocated on a weighted average basis as follows: equities (60%), other assets (16%), debt (18%), and cash (6%).
(3)	This class represents funds invested in insurance contracts.

The tables above present the fair value of plan assets in accordance with the fair value hierarchy. Certain pension plan assets are measured using net asset value per share (or its equivalent) and are reported as a level 2 investment above due to the Company’s ability to redeem its investments either at the balance sheet date or within limited time restrictions.

Defined Contribution Plans

The Company has defined contribution employee savings plans in the U.K. and the U.S. The Company matches the contributions of participating employees on the basis of percentages specified in each plan. Company matching contributions to the plans were $1.5 million, $1.8 million, and $1.4 million in 2012, 2011 and 2010, respectively.

13. Income Taxes

Components of our income (loss) from continuing operations are as follows (in thousands):

	2012	2011	2010
Income (loss) from continuing operations before income taxes:
Canadian	$(5,199)	$(871)	$1,302
U.S.	12,132	7,455	(29,646)
Other	4,601	17,636	20,371

Total	$11,534	$24,220	$(7,973)

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

Components of the Company’s income tax provision (benefit) are as follows (in thousands):

	2012	2011	2010
Current
Canadian	$—	$—	$629
U.S.	3,625	388	1,589
Other	2,277	1,664	4,194

	5,902	2,052	6,412
Deferred
Canadian	—	—	(40)
U.S.	(13,882)	(150)	4,929
Other	(2,960)	642	651

	(16,842)	492	5,540

Total	$(10,940)	$2,544	$11,952

The Company is incorporated in Canada and therefore uses the Canadian statutory rate. The reconciliation of the statutory Canadian income tax rate related to income from continuing operations before income taxes to the effective rate is as follows (in thousands, except percentage data):

	2012	2011	2010
Statutory Canadian tax rate	25.00%	27.00%	28.00%
Expected income tax provision (benefit)	$2,884	$6,539	$(2,232)
Permanent differences	241	5	9,581
International tax rate differences	1,419	641	(1,962)
Change in valuation allowance	(15,086)	(5,598)	3,862
Prior year provision to return differences	37	69	136
NOL expirations	—	—	877
Statutory tax rate change	316	357	371
Uncertain tax positions	(4,093)	423	972
Tax credits	—	(144)	(68)
State income tax, net	375	577	519
IRS audit	1,846	(268)	(318)
Withholding and other taxes	488	—	—
Other	633	(57)	214

Reported income tax provision (benefit)	$(10,940)	$2,544	$11,952

Effective tax rate	(94.9%)	10.5%	149.9%

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items and operating loss carryforwards and credit carryforwards for financial and tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Deferred tax assets
Losses & IRC Section 163(j) carryforwards	$24,372	$26,164
Compensation related deductions	4,737	3,507
Tax credits	5,101	6,395
Restructuring related liabilities	510	581
Inventory	6,493	6,613
Depreciation	194	—
Warranty	680	761
Unrealized gain/loss	—	727
Other	598	679

Total deferred tax assets	42,685	45,427
Valuation allowance for deferred tax assets	(15,481)	(28,507)

Net deferred income tax assets	$27,204	$16,920

Deferred tax liabilities
Equity investment	$(807)	$(699)
Depreciation	—	(2,633)
Amortization	(14,254)	(15,510)
Unrealized gain/loss	(1,132)	—
Other	(201)	(760)

Total deferred tax liabilities	$(16,394)	$(19,602)

Net deferred income tax asset (liability)	$10,810	$(2,682)

In determining its fiscal 2012, 2011, and 2010 tax provisions, the Company calculated deferred tax assets and liabilities for each separate jurisdiction. The Company then considered a number of factors, including positive and negative evidence related to the realization of its deferred tax assets to determine whether a valuation allowance should be recognized with respect to its deferred tax assets.

In 2012, the Company recognized a tax benefit of $15.3 million due to the release of a portion of the valuation allowance on deferred tax assets which the Company believes are more likely than not to be realized. Our effective income tax rate benefited from the availability of previously unrealized deferred tax assets which the Company utilized to reduce tax expense for the U.S., U.K., France, and Japan for income tax purposes.

Valuation allowance continues to be provided on certain state net operating loss and state tax credit carryforwards and on certain foreign tax attributes that the Company has determined that it is more likely than not that they will not be realized. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company continuously reassesses the possibility of releasing the valuation allowance currently in place on its deferred tax assets.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

As of December 31, 2012, the Company had loss carryforwards of $14.1 million (tax effected) available to reduce future years’ income for tax purposes. Of this amount, approximately $1.5 million relates to the U.S. and expires through 2032; $10.5 million relates to Canada and expires starting in 2015; $1.7 million relates to the U.K. and can be carried forward indefinitely; and the remaining $0.4 million relates to various foreign jurisdictions.

As of December 31, 2012, the Company had tax credits of approximately $5.1 million available to reduce future years’ income taxes. Approximately $2.7 million relates to the U.S., both federal and state, and expires through 2032. The remaining $2.4 million relates to Canada, of which $1.6 million expires through 2022 and $0.8 million can be carried forward indefinitely.

As of December 31, 2012, the amount of non-Canadian earnings that are expected to remain indefinitely reinvested in the business as defined in the provisions of ASC 740, “Income Taxes,” and for which the Company has not provided any tax costs of repatriation, is $18.7 million. In general, the determination of the amount of the unrecognized deferred tax liability related to the reinvested earnings is not practical because of the complexities associated with its hypothetical calculation.

As of December 31, 2011, the amount of gross unrecognized tax benefits totaled approximately $7.3 million, all of which would favorably affect the Company’s effective tax rate, if recognized. As of December 31, 2012, the Company’s total amount of gross unrecognized tax benefits was $7.6 million, of which $4.3 million would favorably affect its effective tax rate, if recognized. As a result of settling a U.S. federal tax examination, the Company released $3.0 million of unrecognized tax benefits during the year ended December 31, 2012. Over the next twelve months, the Company may need to record up to $0.8 million of previously unrecognized tax benefits in the event of statute of limitations closures. The Company believes there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to its results of operations, financial position or cash flows. Furthermore, the Company believes it has adequately provided for all income tax uncertainties. The reconciliation of the total amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2009	$5,333
Additions based on tax positions related to the current year	241
Reductions for tax positions of prior years	(486)

Balance at December 31, 2010	5,088
Additions based on tax positions related to the current year	2,318
Additions for tax positions of prior years	55
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(177)

Balance at December 31, 2011	7,284
Additions based on tax positions related to the current year	2,618
Additions for tax positions of prior years	1,422
Reductions for tax positions of prior years	(481)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(254)
Settlements with taxation authorities	(3,035)

Balance at December 31, 2012	$7,554

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012 and 2011, the Company had approximately $0.6 million and $1.2 million, respectively, of

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

accrued interest and penalties related to uncertain tax positions. During the years ended December 31, 2012 and 2011, the Company recognized approximately $0.6 million and $0.3 million, respectively, of benefits from lower interest and penalties related to uncertain tax positions.

The Company files income tax returns in Canada, the U.S., various states, and foreign jurisdictions. Generally, the Company is no longer subject to U.S. or foreign income tax examinations by tax authorities for the years before 2000. The Company settled a tax audit with the IRS for years 2000 through 2008. However, these tax years remain open for audit until the IRS statute of limitations expires.

The Company’s income tax returns may be reviewed in the following countries for the following periods under the appropriate statute of limitations:

United States	2000 - Present
Canada	2006 - Present
United Kingdom	2009 - Present
China	2009 - Present
Japan	2007 - Present
Germany	2006 - Present

14. Restructuring, Restatement Related Costs, Post-Emergence Fees and Other

The following table summarizes restructuring, restatement related costs, post-emergence fees and other expenses recorded in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
2011 restructuring	$6,057	$1,967	$—
2012 restructuring	1,758	—	—
Novi and U.K. restructuring	(40)	—	(70)
Germany and other restructuring	276	81	461

Total restructuring charges	8,051	2,048	391
Restatement related costs and other charges	—	62	2,201
Acquisition related charges	791	—	—
Post-emergence fees	—	296	727

Total restructuring, restatement related costs, post-emergence fees and other	$8,842	$2,406	$3,319

2011 Restructuring

In November 2011, the Company announced a strategic initiative (“2011 restructuring”), which aims to consolidate operations to reduce the Company’s cost structure and improve operational efficiency. As part of this initiative, the Company eliminated facilities through consolidation of certain manufacturing, sales and distribution facilities and divestiture of businesses. The Company has substantially completed the 2011 restructuring and plans to eliminate the remaining facilities primarily as part of the sale of the Semiconductor Systems business which is expected to occur by the end of the second quarter of 2013. We expect to incur $1.2 million of cash charges and $0.1 million of non-cash charges in 2013 related to the 2011 restructuring plan.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

Expected and actual cash charges for the 2011 restructuring plan, including severance and relocation costs, facility closure and consulting costs and non-cash charges related to accelerated depreciation for changes in estimated useful lives of certain long-lived assets for which the Company intends to exit were as follows (in thousands):

	Year Ended	Year Ended	Cumulative Costs for Plan	Expected Cumulative Costs
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2012
Cash charges	$4,109	$1,061	$5,170	$6,400
Non-cash charges	1,948	906	2,854	3,000

Total restructuring costs	$6,057	$1,967	$8,024	$9,400

The following table summarizes restructuring costs for each segment and unallocated corporate costs related to the 2011 restructuring plan (in thousands):

	Year Ended	Year Ended	Cumulative Costs for Plan
	December 31, 2012	December 31, 2011	December 31, 2012
Laser Products	$4,422	$1,643	$6,065
Precision Motion and Technologies	491	212	703
Unallocated Restructuring Costs(1)	1,144	112	1,256

Total restructuring costs	$6,057	$1,967	$8,024

(1)	Primarily represents consulting and severance restructuring costs related to corporate and shared service functions.

2012 Restructuring

During 2012, the Company initiated and completed a program to identify additional cost savings due to the continued uncertainty and volatility of the macroeconomic environment (“2012 restructuring”). The Company incurred $1.8 million of severance costs associated with the 2012 restructuring program during the year ended December 31, 2012.

The following table summarizes the total costs associated with the 2012 restructuring program for each segment for the year ended December 31, 2012 (in thousands):

Year Ended December 31,
2012
Laser Products	$501
Precision Motion and Technologies	951
Unallocated Restructuring costs(1)	306

Total restructuring costs	$1,758

(1)	Primarily represents consulting and severance restructuring costs related to corporate and shared service functions.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

U.K. Restructuring

In December 2008, the Company announced the transfer of certain manufacturing activities from its Rugby, U.K. facility within the Laser Products segment to the Company’s facilities in China (“U.K. restructuring”). During 2010, the Company recorded a $0.1 million restructuring benefit related to the sale of inventory that had been previously written off and included in 2008 restructuring charges for the sale of assets of a discontinued U.K. product line. All of the assets pertaining to this restructuring were sold as of December 31, 2010.

Germany and Other Restructuring

The Company recorded restructuring charges related to elimination of the Company’s Munich, Germany facility as a result of the restructuring program undertaken beginning in 2000 for the Precision Motion and Technologies segment (“Germany restructuring”). The Company terminated the lease agreement and completed the Germany restructuring by making a final payment of $0.3 million to the landlord in December 2012. Charges incurred during the years ended December 31, 2011 and 2010 primarily relate to the accretion of the restructuring liability and revised future lease payment assumptions under the lease. The following table summarizes restructuring costs of this plan primarily related to the Precision Motion and Technologies segment (in thousands):

	Year Ended	Year Ended	Year Ended	Cumulative Costs for Plan
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2012
Precision Motion and Technologies	$276	$81	$461	$4,967

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring charges recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Accelerated Depreciation	Other
Balance at December 31, 2010	$1,566	$—	$1,566	$—	$—
Restructuring charges	2,048	676	371	906	95
Cash payments	(1,179)	(206)	(907)	—	(66)
Non-cash write-offs or other adjustments	(874)	—	32	(906)	—

Balance at December 31, 2011	1,561	470	1,062	—	29
Restructuring charges	8,051	3,314	967	1,892	1,878
Cash payments	(5,376)	(2,419)	(1,301)	—	(1,656)
Non-cash write-offs or other adjustments	(2,206)	(61)	(239)	(1,892)	(14)

Balance at December 31, 2012	$2,030	$1,304	$489	$—	$237

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

15. Commitments and Contingencies

Operating Leases

The Company leases certain equipment and facilities under operating lease agreements. Most of these lease agreements expire between 2013 and 2019. In the U.K., where longer lease terms are more common, the Company has a land lease that extends through 2078. Under the terms of the facility leases, the Company is responsible to pay real estate taxes and other operating costs.

During the years ended December 31, 2012, 2011 and 2010, the Company recorded lease expense of $4.4 million, $3.6 million and $3.6 million, respectively.

Capital Leases

In 2011, the Company capitalized $2.2 million of assets which met the criteria under ASC 840-30, “Leases—Capitalized Leases,” which requires the Company to capitalize and depreciate the assets over the lease term.

Future minimum lease payments under operating and capital leases expiring subsequent to December 31, 2012, including operating leases associated with continuing and discontinued facilities and facilities that have been vacated as a result of the Company’s restructuring actions, are as follows (in thousands):

	Operating Leases	Capital Leases(1)
2013	$4,014	$795
2014	3,064	795
2015	2,637	—
2016	2,353	—
2017	1,648	—
Thereafter	7,844	—

Total minimum lease payments	$21,560	$1,590

(1)	Capital lease payments include interest payments of less than $0.1 million.

Purchase Commitments

As of December 31, 2012, the Company had unconditional commitments primarily for inventory purchases of $24.3 million. These purchase commitments are expected to be incurred as follows: $24.1 million in 2013, $0.2 million in 2014, and less than $0.1 million in 2015.

Legal Proceedings

During the third quarter of 2005, the Company’s French subsidiary, GSI Lumonics SARL (“GSI France”), filed for bankruptcy protection, which was granted on July 7, 2005. On April 18, 2006, the commercial court of Le Creusot (France) ordered GSI France to pay approximately 0.7 million Euros to SCGI in the context of a claim filed by SCGI that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. No appeal was lodged. On May 6, 2011, GSI Group Ltd. was served with summons from the official receiver of GSI

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

France demanding that GSI Group Ltd. and the Company’s German subsidiary, GSI Group GmbH, appear before the Paris commercial court. GSI Group GmbH was subsequently served with a separate summons from the official receiver. The cases against GSI Group Ltd. and GSI Group GmbH were subsequently combined into a single case (docket number 2011/088718). The receiver claimed (i) that the bankruptcy proceedings initiated against GSI France in 2005 should be extended to GSI Group Ltd. and GSI Group GmbH on the ground that GSI France’s decisions were actually made by GSI Group Ltd. and that GSI Group GmbH made financial advances for no consideration, which would reveal in both cases confusion of personhood, or (ii) alternatively, that GSI Group Ltd. be ordered to pay approximately 3.1 million Euros (i.e. the aggregate of GSI France’s liabilities, consisting primarily of approximately 0.7 million Euros to SCGI and approximately 2.4 million Euros to GSI Group GmbH) on the ground that GSI Group Ltd. is liable in tort for having disposed of GSI France’s assets freely and for having paid all of GSI France’s debts except for the liability to SCGI. On June 19, 2012, the receiver withdrew its claim with respect to extending the bankruptcy proceedings to GSI Group Ltd. and GSI Group GmbH. As a result, only the tort claim remains pending before the court. The Company currently does not believe a loss is probable. Accordingly, no accrual has been made in the Company’s accompanying consolidated financial statements with respect to this claim.

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

IRS Claim

On April 5, 2010, the IRS filed amended proofs of claim aggregating approximately $7.7 million with the Bankruptcy Court as part of the Company’s proceedings under Chapter 11 of the Bankruptcy Code. On July 13, 2010, the Company filed a complaint, GSI Group Corporation v. United States of America, in Bankruptcy Court in an attempt to recover refunds totaling approximately $18.8 million in federal income taxes the Company asserts it overpaid to the IRS relating to tax years 2000 through 2008, together with applicable interest. The complaint includes an objection to the IRS proofs of claim which the Company believes are not allowable claims and should be expunged in their entirety. Those tax proceedings remain pending, and their resolution in the ordinary course was not affected by the closing of the Chapter 11 Cases. The Company has reached a settlement agreement with the IRS and the Department of Justice and is awaiting consent from the Joint Committee of Taxation.

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

AS OF DECEMBER 31, 2012

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

There was no significant concentration of credit risk related to the Company’s position in trade accounts receivable as no individual customer represented 10% or more of the Company’s outstanding accounts receivable at December 31, 2012 and 2011. Credit risk with respect to trade accounts receivables is generally minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion.

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

16. Related Parties

Byron O. Pond, a member of the Company’s Board of Directors until June 2012, is on the Board of Directors of ECRM, Inc. and is a shareholder in ECRM, Inc., a manufacturer of laser-based systems used by the printing and publishing industry and a customer of the Company. Richard B. Black, the Chairman of the Company prior to the Company’s emergence from Chapter 11 bankruptcy protection, is the President and Chief Executive Officer of ECRM, Inc. All sales to ECRM, Inc. were made pursuant to the Company’s standard contract terms and conditions.

K. Peter Heiland, a member of the Company’s Board of Directors from July 23, 2010 until February 27, 2012, is the owner and managing partner of JEC Capital Partners, LLC, a privately held investment company, which was formerly a significant shareholder of the Company. Mr. Heiland was also the founder and served as President of Integrated Dynamics Engineering Gmbh (“IDE”) through August 31, 2011. IDE is a developer and manufacturer of vibration control products, magnetic field compensation systems, acoustic enclosures and robotics. The Company’s purchases from IDE were on terms no more favorable than similar transactions with other of the Company’s suppliers.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

Michael Katzenstein was an officer of the Company from May 6, 2010 through May 31, 2011. During this time, he served as Chief Restructuring Officer from December 14, 2010 through May 31, 2011 and from May 6, 2010 through July 23, 2010, and as principal executive officer and member of the Company’s Board of Directors from July 23, 2010 through December 14, 2010. Mr. Katzenstein is employed by FTI Consulting, Inc. (“FTI”). The Company engaged FTI in May 2010 to provide for the services of Mr. Katzenstein and certain other temporary employees and management services to support Mr. Katzenstein in his role. From May 2010 to February 2011, Mr. Katzenstein reported directly to the Board of Directors, and beginning in February 2011, Mr. Katzenstein reported to the Company’s Chief Executive Officer. On July 28, 2011, the Company and FTI agreed to terminate this engagement with FTI as of August 5, 2011. As part of that agreement on July 28, 2011, the Company and FTI agreed that Mr. Katzenstein’s services as the Company’s Chief Restructuring Officer were terminated as of May 31, 2011. The Company had a separate arrangement with another segment of FTI, which commenced in November 2009, to provide certain accounting and financial reporting services. This segment of FTI reported directly to the Board of Directors between November 2009 and May 2011. As a result of these arrangements, the Company incurred fees owed to FTI for services rendered during the years ended December 31, 2011 and 2010.

Prior to the Company’s emergence from bankruptcy on July 23, 2010, Sumitomo Heavy Industries Ltd. (“Sumitomo”) was a significant shareholder of the Company. During the year ended December 31, 2010, the Company made sales to and raw material purchases from Sumitomo on terms believed to be no more or less favorable than similar transactions with other customers and suppliers.

Harry Bosco, a member of the Company’s Board of Directors since June 2012, is on the Board of Directors of Oclaro, Inc. (“Oclaro”), a supplier of optical components, modules and subsystems for the optical communications market and industrial and consumer laser applications. The Company purchases optical components from Oclaro as part of our manufacturing of JK Lasers products. All purchases during the year ended December 31, 2012 were on terms believed to be no more or less favorable than similar transactions with other suppliers.

The following table summarizes related party transactions in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
Sales to ECRM, Inc	$—	$269	$216
Purchases from Oclaro, Inc	$245	*	*
Sales to Sumitomo Heavy Industries Ltd	*	*	$1,431
Purchases from Sumitomo Heavy Industries Ltd	*	*	$18
Purchases from Integrated Dynamics Engineering Gmbh	$—	$177	$439
Services from FTI Consulting, Inc.**	*	$2,271	$7,255

*	Not a related party during this period.
**	For the year ended December 31, 2011, approximately $1.3 million relates to the accounting and financial reporting services and approximately $1.0 million relates to the chief restructuring officer and related services. For the year ended December 31, 2010, approximately $3.3 million relates to the accounting and financial reporting services and approximately $3.9 million relates to the chief restructuring officer and related services.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

The following table summarizes related party transactions included in the consolidated balance sheets as of December 31, 2012 and 2011 (in thousands):

	2012		2011
Accounts receivable from ECRM, Inc	$	*		$72
Accounts payable due to Oclaro, Inc		$150	$	*

17. Segment Information

Reportable Segments

The Company evaluates the performance of, and allocates resources to, its segments based on sales and gross profit. The Company reports operating expenses and assets on a consolidated basis to the chief operating decision maker, which is the Chief Executive Officer. The Company’s reportable segments have been identified based on the Company’s operating structure and commonality of end markets, customers and technologies amongst the Company’s individual product lines.

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

Precision Motion and Technologies

The Precision Motion and Technologies segment designs, manufactures and markets air bearing spindles, optical encoders, thermal printers, laser scanning devices, optics and light and color measurement instrumentation to customers worldwide. The vast majority of the segment’s product offerings in precision motion and optical control technologies are sold to original equipment manufacturers (“OEMs”). The segment sells these products both directly utilizing a highly technical sales force and indirectly through resellers and distributors.

Reportable Segment Financial Information

The following table represents sales and gross margin of the Company’s reportable segments (in thousands):

	Year Ended December 31,
	2012	2011	2010
Sales
Laser Products	$108,186	$112,914	$105,020
Precision Motion and Technologies	163,312	191,382	180,872

Total	$271,498	$304,296	$285,892

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

	Year Ended December 31,
	2012	2011	2010
Gross Profit
Laser Products	$36,582	$43,948	$43,542
Precision Motion and Technologies	78,819	91,142	88,779
Corporate(1)	(925)	(1,990)	(1,707)

Total	$114,476	$133,100	$130,614

(1)	Corporate costs primarily represent unallocated overhead related to discontinued operations.

The Company reports operating expenses and assets on a consolidated basis to the chief operating decision maker.

Geographic Information

The Company aggregates geographic sales based on the customer location where products are shipped. Sales to these customers are as follows (in thousands except percentage data):

	2012		2011		2010
	Sales	% of Total	Sales	% of Total	Sales	% of Total
United States	$86,310	31.8%	$102,792	33.8%	$95,223	33.3%
Asia-Pacific	67,717	24.9	72,201	23.7	82,558	28.9
Japan	27,808	10.2	30,597	10.1	32,784	11.5
Europe	81,815	30.1	91,637	30.1	73,460	25.7
Other	7,848	3.0	7,069	2.3	1,867	0.6

Total	$271,498	100.0%	$304,296	100.0%	$285,892	100.0%

Long-lived assets consist of property, plant and equipment, net, and are aggregated based on the location of the assets. A summary of these long-lived assets as of December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
United States	$22,679	$26,742
Europe	5,963	4,866
Japan	208	419
Asia-Pacific and other	3,488	3,928

Total	$32,338	$35,955

Significant Customers

No customers accounted for greater than 10% of the Company’s sales during the years ended December 31, 2012, 2011 or 2010.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

18. Selected Consolidated Financial Data

Quarterly Financial Information (unaudited)

The Company’s interim financial statements are prepared on a quarterly basis ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

During fourth quarter of 2012, based on an accumulation of positive evidence such as cumulative profits over the prior three years and projections for future growth, the Company determined that it is more likely than not that the benefits of our deferred tax assets will be realized. Accordingly, a deferred tax valuation allowance release of $15.3 million was recorded as an income tax benefit during the fourth quarter of 2012.

In addition, the Company sold certain assets and liabilities of the Lasers Systems business for $7.0 million, subject to working capital adjustments, and recorded a $2.3 million gain on the sale.

The following tables reflect the Company’s unaudited condensed consolidated statements of operations (in thousands except per share data):

	Three Months Ended
	December 31, 2012	September 28, 2012	June 29, 2012	March 30, 2012
Sales	$66,413	$69,520	$70,379	$65,186
Cost of goods sold	39,138	40,667	39,712	37,505

Gross profit	27,275	28,853	30,667	27,681
Operating expenses	23,978	25,061	25,570	24,860

Income from operations	3,297	3,792	5,097	2,821
Interest income (expense) and other income (expense), net	(772)	(1,174)	(13)	(1,514)

Income from continuing operations before income taxes	2,525	2,618	5,084	1,307
Income tax provision (benefit)	(12,350)	563	617	230

Income from continuing operations	14,875	2,055	4,467	1,077
Income (loss) from discontinued operations, net of tax.	(1,317)	(4,570)	414	322
Gain on disposal of discontinued operations, net of tax	2,255	—	—	—

Consolidated net income (loss)	15,813	(2,515)	4,881	1,399
Net (income) loss attributable to noncontrolling interest	5	(19)	(8)	(18)

Net income (loss) attributable to GSI Group Inc	$15,818	$(2,534)	$4,873	$1,381

Earnings from continuing operations per common share:
Basic	$0.44	$0.06	$0.13	$0.03
Diluted	$0.44	$0.06	$0.13	$0.03
Earnings (loss) from discontinued operations per common share:
Basic	$0.03	$(0.13)	$0.01	$0.01
Diluted	$0.03	$(0.13)	$0.01	$0.01
Net income (loss) per common share:
Basic	$0.47	$(0.07)	$0.14	$0.04
Diluted	$0.47	$(0.07)	$0.14	$0.04

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2012

	Three Months Ended
	December 31, 2011	September 30, 2011	July1, 2011	April 1, 2011
Sales	$65,480	$78,704	$82,609	$77,503
Cost of goods sold	37,707	44,119	45,609	43,761

Gross profit	27,773	34,585	37,000	33,742
Operating expenses	23,988	23,761	25,537	23,966

Income from operations	3,785	10,824	11,463	9,776
Interest income (expense) and other income (expense), net	(2,507)	(2,646)	(3,168)	(3,307)

Income from continuing operations before income taxes	1,278	8,178	8,295	6,469
Income tax provision (benefit)	(1,326)	851	1,363	1,656

Income from continuing operations	2,604	7,327	6,932	4,813
Income from discontinued operations, net of tax	1,244	1,489	3,143	1,449

Consolidated net income	3,848	8,816	10,075	6,262
Net (income) loss attributable to noncontrolling interest	7	29	(9)	(55)

Net income attributable to GSI Group Inc	$3,855	$8,845	$10,066	$6,207

Earnings from continuing operations per common share:
Basic	$0.08	$0.22	$0.21	$0.14
Diluted	$0.08	$0.22	$0.21	$0.14
Earnings from discontinued operations per common share:
Basic	$0.04	$0.04	$0.09	$0.05
Diluted	$0.03	$0.04	$0.09	$0.05
Net income per common share:
Basic	$0.12	$0.26	$0.30	$0.19
Diluted	$0.11	$0.26	$0.30	$0.19

19. Subsequent Events

On January 15, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with NDSSI Holdings LLC (“Holdings”) and NDS Surgical Imaging, Inc., a Delaware corporation (together with Holdings, the “Seller”) to acquire 100% of the outstanding membership interests of NDS Surgical Imaging, LLC and 100% of the outstanding stock of NDS Surgical Imaging KK, wholly owned subsidiaries of Holdings (collectively, “NDS”). The acquisition closed on January 15, 2013. Pursuant to the terms of the Purchase Agreement, the total purchase price was $82.5 million in cash, subject to customary closing working capital adjustments. The Company utilized the proceeds from its revolving credit facility of $60.0 million as well as cash on hand of $22.5 million to fund the acquisition. NDS designs, develops, and manufactures high definition visualization solutions and imaging informatics products for the surgical and radiology markets. The Company expects the addition of NDS will enable the Company to leverage its existing medical OEM sales channels and expertise in color measurement technology. Information required by ASC 805-10, “Business Combinations,” was not disclosed herein as the Company is in process of completing its purchase accounting evaluation, including purchase price allocation, disclosures on intangible assets and pro forma information.

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

Evaluation of Disclosure Controls and Procedures as of December 31, 2012

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making their assessment, our management utilized the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The Report of Ernst & Young LLP on internal control over financial reporting is contained in Item 9A of this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of GSI Group Inc.

We have audited GSI Group Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GSI Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, GSI Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GSI Group Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of GSI Group Inc. and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 18, 2013

Item 9B. Other Information

None.

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 15, 2013 to be filed with the Securities and Exchange Commission.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All of the Company’s directors, officers and employees must act in accordance with the Code of Ethics and Business Conduct, which has been adopted by the Company’s Board of Directors. A copy of the Code of Ethics and Business Conduct is available on the Company’s website at http://www.gsig.com in the “About GSI” section. (This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing). The Company will provide to any person without charge, upon request, a copy of the Code of Ethics and Business Conduct. Such a request should be made in writing and addressed to GSI Group Inc., Attention: Investor Relations, 125 Middlesex Turnpike, Bedford, MA 01730. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding disclosure of an amendment to, or waiver from, a provision of this Code of Ethics and Business Conduct with respect to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on the Company’s website at http://www.gsig.com in the “About GSI” section, unless a Form 8-K is otherwise required by law or applicable listing rules.

The remainder of the response to this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 15, 2013 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 15, 2013 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 15, 2013 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 15, 2013 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 15, 2013 and is incorporated herein by reference.

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

3. List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.6	Agreement and Plan of Merger, by and among the Registrant, Eagle Acquisition Corporation, and Excel Technology, Inc. dated July 9, 2008.	8-K	000-25705	2.1	7/11/08

2.7	Asset Purchase Agreement, by and between GSI Group Corporation and Gooch & Housego (California) LLC., dated July 3, 2008.	10-Q	000-25705	2.1	4/13/10

2.8	Final Fourth Modified Joint Chapter 11 Plan of Reorganization for the Registrant, GSI Group Corporation, and MES International, Inc., dated as of May 24, 2010, as supplemented on May 27, 2010, and as confirmed by the United States Bankruptcy Court for the District of Delaware on May 27, 2010.	8-K	000-25705	99.2	05/28/10

2.9	Securities Purchase Agreement dated January 15, 2013, between NDSSI Holdings, LLC, NDS Surgical Imaging, Inc., GSI Group Inc. and GSI Group Limited UK.	8-K	001-35083	2.1	01/15/13

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2	By-Laws of the Registrant, as amended.	10-Q	000-25705	3.2	4/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.8	Indenture, dated as of July 23, 2010, by and among GSI Group Corporation, as Issuer, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	000-25705	4.1	07/23/10

4.9	Registration Rights Agreement, by and between the Registrant and the Common Shareholders named therein, dated as of July 23, 2010.	8-K	000-25705	4.2	07/23/10

10.5†	Form of Indemnification Agreement.	8-K	000-25705	10.1	06/10/09

10.6	Noteholder Restructuring Plan Support Agreement, by and among the Registrant, GSI Group Corporation, MES International, Inc. and Liberty Harbor Master Fund I, L.P., Tinicum Capital Partners II, L.P., Highbridge International LLC, Special Value Continuation Partners, L.P., Special Value Expansion Fund, LLC, Tennenbaum Opportunities Partners V, LP, Special Value Opportunities Fund, LLC, and Hale Capital Partners, LP., dated November 19, 2009.	8-K	000-25705	10.1	11/20/09

10.7	Amended and Restated Noteholder Restructuring Plan Support Agreement, by and among the Registrant, GSI Group Corporation, MES International, Inc. and Liberty Harbor Master Fund I, L.P., Tinicum Capital Partners II, L.P., Highbridge International LLC, Special Value Continuation Partners, L.P., Special Value Expansion Fund, LLC, Tennenbaum Opportunities Partners V, LP, Special Value Opportunities Fund, LLC, and Hale Capital Partners, LP., dated March 16, 2010.	8-K	000-25705	10.1	03/19/10

10.19	Lease, by and between GSI Group Corporation and 125 Middlesex Turnpike, LLC, dated November 2, 2007.	10-K	000-25705	10.19	04/13/10

10.20	Lease Agreement, by and between GSI Lumonics Corporation and SEWS-DTC, INC., dated February 11, 2005.	8-K	000-25705	10.2	02/16/05

10.25	Real Estate Purchase and Sale Agreement, by and between GSI Group Corporation and SAgE Aggregation, LLC, dated November 14, 2005.	8-K	000-25705	10.1	01/10/06

10.26	Amendment to Real Estate Purchase and Sale Agreement, by and between GSI Group Corporation and SAgE Aggregation, LLC, dated December 26, 2005.	8-K	000-25705	10.2	01/10/06

10.27	Second Amendment to Real Estate Purchase and Sale Agreement, by and between GSI Group Corporation and Stage II Maple Grove LLC (successor of SAgE Aggregation, LLC), dated December 29, 2005.	8-K	000-25705	10.3	01/10/06

10.29	OEM Supply Agreement, by and between Registrant and Sumitomo Heavy Industries, Ltd., dated August 31, 1999.	10-K	000-25705	10.21	03/22/00

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.30†	Form of Executive Retirement And Severance Benefits Agreement.	8-K	000-25705	10.1	02/16/05

10.43	Letter from Jones Day, on behalf of Stephen Bershad, to Brown Rudnick LLP, on behalf of the Registrant and its debtor affiliates, dated December 2, 2009.	8-K	000-25705	10.1	12/07/09

10.44	Restructuring Plan Support Agreement, by and among the Registrant, GSI Group Corporation, MES International, Inc., the Equity Committee, the Equity Holders, and the Note Holders, dated as of May 14, 2010.	8-K	000-25705	10.1	05/18/10

10.45	Backstop Commitment Agreement, by and among the Registrant and the investors identified on Schedule I thereto, dated as of May 14, 2010.	8-K	000-25705	10.2	05/18/10

10.46	Engagement Letter Between the Registrant, GSI Group Corporation, MES International, Inc. and FTI Consulting, Inc., dated as of May 6, 2010.	8-K	000-25705	10.3	05/18/10

10.47†	Separation and Release Agreement, by and between the Registrant and Sergio Edelstein, dated as of May 24, 2010.	8-K	000-25705	10.1	05/28/10

10.48	Security Agreement, by and among GSI Group Corporation, the Grantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent, dated as of July 23, 2010.	8-K	000-25705	10.1	07/23/10

10.49	Escrow Agreement, by and among the Registrant and Law Debenture Trust Company of New York, as escrow agent, dated as of July 23, 2010.	8-K	000-25705	10.2	07/23/10

10.50	Open-Ended Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filings, dated as of July 23, 2010, made by Synrad, Inc. in favor of First American Title Insurance Company and The Bank of New York Mellon Trust Company, N.A.	8-K	000-25705	10.3	07/23/10

10.51	Open-Ended Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filings, dated as of July 23, 2010, made by Control Laser Corporation in favor of The Bank of New York Mellon Trust Company, N.A.	8-K	000-25705	10.4	07/23/10

10.52	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 23, 2010, made by Photo Research, Inc., in favor of First American Title Insurance Company and The Bank of New York Mellon Trust Company, N.A.	8-K	000-25705	10.5	07/23/10

10.53	First Amendment to Lease, dated February 10, 2010 and effective as of May 27, 2010, by and between GSI Group Corporation and 125 Middlesex Turnpike, LLC.	10-K	000-25705	10.53	10/01/10

10.54†	GSI Group, Inc. 2010 Incentive Award Plan.	8-K	000-25705	10.1	11/30/10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.55†	First Amendment to the GSI Group Inc. 2010 Incentive Award Plan.	10-K	001-35083	10.55	03/30/11

10.56†	Employment Agreement, dated as of November 16, 2010, between GSI Group Inc. and John Roush.	8-K	000-25705	10.1	11/17/10

10.57†	Employment Agreement, dated as of February 10, 2011, between GSI Group Inc. and Robert Buckley.	8-K	001-35083	10.1	02/11/11

10.58†	Restricted Stock Cancellation Agreement, dated as of March 11, 2011 between GSI Group Inc. and Byron Pond.	10-K	001-35083	10.58	03/30/11

10.59†	Form of Deferred Stock Unit Award Agreement.	10-K	001-35083	10.59	03/30/11

10.60†	Form of Restricted Stock Unit Award Agreement for John Roush and Robert Buckley.	10-K	001-35083	10.60	03/30/11

10.61	First Amendment to the Engagement Letter between the Registrant, GSI Group Corporation, MES International, Inc. and FTI Consulting, Inc., dated as of February 6, 2011.	10-K	001-35083	10.61	03/30/11

10.62†	Form of U.S. Restricted Stock Unit Award Agreement.	10-Q	001-35083	10.2	05/16/11

10.63†	Letter Agreement, between GSI Group Inc. and Anthony J. Bellantuoni, dated June 21, 2011.	8-K	001-35083	10.1	06/22/11

10.64†	Severance Agreement, dated as of April 25, 2011, by and between GSI Group Inc. and David Clarke.	10-Q	001-35083	10.1	08/11/11

10.65†	Offer Letter, dated June 23, 2011, between GSI Group Inc. and Jamie Bader.	10-Q	001-35083	10.3	08/11/11

10.66†	Offer Letter, dated June 8, 2011, between GSI Group Inc. and Peter Chang.	10-Q	001-35083	10.1	11/10/11

10.67†	Offer Letter, dated July 27, 2011, between GSI Group Inc. and Deborah Mulryan.	10-Q	001-35083	10.2	11/10/11

10.68	Credit Agreement, dated October 19, 2011, by and among GSI Group Corporation, GSI Group, Inc., Bank of America, N.A., as Administrative Agent, Silicon Valley Bank, as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, and HSBC.	8-K	001-35083	10.1	10/19/11

10.69	First Amendment of Credit Agreement, dated March 9, 2012, by and among GSI Group Corporation, GSI Group, Inc., Bank of America, N.A., as Administrative Agent, Silicon Valley Bank, and HSBC.	10-K	001-35083	10.69	03/14/12

10.70	Amended and Restated Lease, dated May 1, 2012, by and between GSI Group Inc. and 125 Middlesex Turnpike, LLC.	8-K	001-35083	10.1	05/04/12

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.71	Second Amendment to Credit Agreement, dated July 19, 2012, by and among GSI Group Corporation, GSI Group Inc., and Bank of America, N.A., as Administrative Agent.	8-K	001-35083	10.1	07/23/12

10.72†	Letter Agreement, dated September 4, 2012, between GSI Group Inc. and David Clarke.	8-K	001-35083	10.1	09/06/12

10.73	Third Amendment to Credit Agreement, dated October 16, 2012, by and among GSI Group Corporation, GSI Group, Inc., and Bank of America, N.A., as Administrative Agent.	10-Q	001-35083	10.3	11/07/12

10.74†	Severance Agreement, dated as of August 15, 2012, between GSI Group Inc. and Deborah Mulryan.	10-Q	001-35083	10.5	11/07/12

10.75†	Severance Agreement, dated as of August 15, 2012, between GSI Group Inc. and Jamie Bader.	10-Q	001-35083	10.6	11/07/12

10.76†	Severance Agreement, dated as of August 15, 2012, between GSI Group Inc. and Peter Chang.	10-Q	001-35083	10.7	11/07/12

10.77	Amended and Restated Credit Agreement, dated as of December 27, 2012, by and among GSI Group Corporation, GSI Group Inc., Bank of America, N.A., as Administrative Agent, Line Lender and L/C Issuer, Silicon Valley Bank, as Syndication Agent, and HSBC Bank USA, N.A., as Documentation Agent, and the other lenders party thereto.	8-K	001-35083	10.1	01/02/13

10.79	Consent and First Amendment to Amended and Restated Credit Agreement dated January 14, 2013 by and among GSI Group Corporation and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	8-K	001-35083	10.1	01/15/13

10.80	Joinder and Amendment Agreement, dated as of February 1, 2013, by and among GSI Group Corporation, NDS Surgical Imaging, LLC, GSI Group Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.	8-K	001-35083	10.1	02/07/13

21.1	Subsidiaries of the Registrant.					*

23.1	Consent of Independent Registered Public Accounting Firm.					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

† This exhibit constitutes a management contract, compensatory plan, or arrangement.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, and (vi) Notes to Consolidated Financial Statements.

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

Date: March 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ John A. Roush John A. Roush	Director, Chief Executive Officer	March 18, 2013

/s/ Robert J. Buckley Robert J. Buckley	Chief Financial Officer	March 18, 2013

/s/ Peter L. Chang Peter L. Chang	Vice President, Corporate Controller (Chief Accounting Officer)	March 18, 2013

/s/ Stephen W. Bershad Stephen W. Bershad	Chairman of the Board of Directors	March 18, 2013

/s/ Harry L. Bosco Harry L. Bosco	Director	March 18, 2013

/s/ Dennis J. Fortino Dennis J. Fortino	Director	March 18, 2013

/s/ Ira J. Lamel Ira J. Lamel	Director	March 18, 2013

/s/ Dominic A. Romeo Dominic A. Romeo	Director	March 18, 2013

/s/ Thomas N. Secor Thomas N. Secor	Director	March 18, 2013