Form 10-Q
period 2013-03-29
GSI GROUP INC
filed 2013-05-08
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

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

As of April 29, 2013, there were 33,935,566 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	March 29, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$36,337	$65,788
Accounts receivable, net of allowance of $641 and $374, respectively	57,285	42,652
Income taxes receivable	16,620	16,540
Inventories	64,902	52,801
Deferred tax assets	7,065	7,583
Prepaid expenses and other current assets	5,991	5,486
Assets of discontinued operations	18,283	17,618

Total current assets	206,483	208,468
Property, plant and equipment, net	33,645	32,338
Deferred tax assets	4,817	3,884
Other assets	8,612	8,172
Intangible assets, net	73,490	40,020
Goodwill	73,271	44,578

Total assets	$400,318	$337,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$7,500	$7,500
Accounts payable	25,195	18,824
Income taxes payable	4,171	3,317
Deferred revenue	1,104	316
Deferred tax liabilities	376	402
Accrued expenses and other current liabilities	22,356	18,962
Liabilities of discontinued operations	4,716	5,605

Total current liabilities	65,418	54,926
Long-term debt	95,625	42,500
Deferred tax liabilities	770	255
Income taxes payable	2,561	1,764
Other liabilities	9,460	9,809

Total liabilities	173,834	109,254

Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 33,920 and 33,796, respectively	423,856	423,856
Additional paid-in capital	22,829	21,924
Accumulated deficit	(206,140)	(208,222)
Accumulated other comprehensive loss	(14,494)	(9,749)

Total GSI Group Inc. stockholders’ equity	226,051	227,809
Noncontrolling interest	433	397

Total stockholders’ equity	226,484	228,206

Total liabilities and stockholders’ equity	$400,318	$337,460

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended
	March 29, 2013	March 30, 2012
Sales	$83,114	$65,186
Cost of sales	49,951	37,505

Gross profit	33,163	27,681

Operating expenses:
Research and development and engineering	6,621	5,773
Selling, general and administrative	20,240	16,208
Amortization of purchased intangible assets	2,236	662
Restructuring costs and other	3,117	2,217

Total operating expenses	32,214	24,860

Income from operations	949	2,821
Interest expense, net	(895)	(809)
Foreign exchange transaction gains (losses), net	1,196	(892)
Other income (expense), net	369	187

Income from continuing operations before income taxes	1,619	1,307
Income tax provision	150	230

Income from continuing operations	1,469	1,077
Income from discontinued operations, net of tax	649	322

Consolidated net income	2,118	1,399
Less: Net (income) attributable to noncontrolling interest	(36)	(18)

Net income attributable to GSI Group Inc.	$2,082	$1,381

Earnings per common share from continuing operations:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03
Earnings per common share from discontinued operations:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01
Earnings per common share attributable to GSI Group Inc.:
Basic	$0.06	$0.04
Diluted	$0.06	$0.04

Weighted average common shares outstanding - basic	33,983	33,679
Weighted average common shares outstanding - diluted	34,271	33,878

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 29, 2013	March 30, 2012
Consolidated net income	$2,118	$1,399
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(5,694)	1,206
Pension liability adjustments, net of tax(2)	949	117

Total other comprehensive income (loss)	(4,745)	1,323

Total consolidated comprehensive income (loss)	(2,627)	2,722
Less: Comprehensive (income) attributable to noncontrolling interest	(36)	(18)

Comprehensive income (loss) attributable to GSI Group Inc.	$(2,663)	$2,704

(1)	The tax effect on the component of comprehensive income was $1.3 million for the three months ended March 29, 2013. The impact for the three months ended March 30, 2012 was not material.
(2)

The tax effect on the component of comprehensive income was not material for the three months ended March 29, 2013 and three months ended March 30, 2012. See Note 4 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive loss.

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 29, 2013	March 30, 2012
Cash flows from operating activities:
Consolidated net income	$2,118	$1,399

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,482	3,800
Share-based compensation	1,544	1,282
Deferred income taxes	(974)	—
Earnings from equity investment	(361)	(177)
Non-cash interest expense	253	274
Non-cash restructuring charges	(241)	1,318
Other non-cash items	627	(21)
Changes in operating assets and liabilities:
Accounts receivable	(6,697)	(846)
Inventories	1,177	(273)
Prepaid expenses, income taxes receivable and other current assets	681	1,025
Deferred revenue	(682)	(2,238)
Accounts payable, accrued expenses, income taxes payable and other current liabilities	1,251	3,448
Other non-current assets and liabilities	430	96

Cash provided by operating activities	4,608	9,087

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,715)	(1,398)
Acquisition of business	(82,653)	—

Cash used in investing activities	(84,368)	(1,398)

Cash flows from financing activities:
Proceeds from revolving credit facility	60,000	—
Repayments of long-term debt	(1,875)	(2,500)
Repayments of borrowings under the revolving credit facility	(5,000)	(10,000)
Payments for debt issuance costs	(145)	—
Payments of withholding taxes from stock-based awards	(639)	—
Capital lease payments	(233)	(228)

Cash provided by (used in) financing activities	52,108	(12,728)

Effect of exchange rates on cash and cash equivalents	(1,799)	562

Decrease in cash and cash equivalents	(29,451)	(4,477)
Cash and cash equivalents, beginning of period	65,788	54,835

Cash and cash equivalents, end of period	$36,337	$50,358

Supplemental disclosure of cash flow information:
Cash paid for interest	$378	$541
Cash paid for income taxes	449	77
Income tax refunds received	3	62

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 29, 2013

(Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”) design, develop, manufacture and sell precision photonics and motion control components and sub-systems for applications demanding extremely high levels of performance. The Company’s technology is targeted primarily at Original Equipment Manufacturers (“OEMs”) for incorporation into products and systems for a wide range of applications in major markets including: medical, industrial, electronics and scientific.

The accompanying unaudited consolidated financial statements have been prepared in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), applied on a consistent basis. The accounting policies underlying these unaudited consolidated financial statements are those set forth in Note 3 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Those policies are not presented herein, except to the extent that new policies have been adopted, or there is material current period activity or changes to our policies.

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

The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, these interim consolidated financial statements include all significant adjustments and accruals necessary for a fair presentation of the results of the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full year or for any future periods.

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

Reclassifications and Adjustments

As discussed in Note 2, the Company classified the Semiconductor Systems and Laser Systems businesses as held for sale beginning in the second quarter of 2012. In addition, as discussed in Note 15, we realigned our segment presentation during the first quarter of 2013 in light of the acquisition of NDS Surgical Imaging, LLC and NDS Surgical Imaging KK as well as restructuring activities. As a result, certain prior period information included in the consolidated statements has been reclassified to conform to the current period presentation.

Beginning in 2008, the Company did not properly recognize deferred tax liabilities associated with certain permanent intercompany loans. In addition, the Company did not consider these deferred tax liability amounts when determining the realizability of its deferred tax assets and thereby recorded excess valuation allowances beginning in 2009. The Company identified and corrected this immaterial error related to prior years during the period ended March 29, 2013. The error correction resulted in approximately $0.7 million of an income tax benefit allocated to income from continuing operations and approximately $0.7 million of income tax expense allocated to accumulated other comprehensive loss during the period ended March 29, 2013, which was quantitatively significant to the period. The correction had no effect on income from continuing operations before income taxes or cash flows for any periods presented. The Company evaluated this error considering both qualitative and quantitative factors pursuant to SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” and concluded that these adjustments were not material to the prior years’ consolidated financial statements. The Company also does not believe this adjustment will be material to the 2013 results.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF MARCH 29, 2013

(Unaudited)

In addition, certain immaterial reclassifications have been made to the prior year to conform to the current year presentation.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. Similar to goodwill impairment testing guidance, the revised standard allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits entities to perform a qualitative assessment by considering events and circumstances which would impact the fair value of the entity’s indefinite-lived intangible assets to determine whether it is more likely than not that the fair value of the entity’s indefinite-lived intangible assets are impaired. If it is determined that this is the case, it is necessary to perform the currently prescribed two-step impairment test. Otherwise, the two-step impairment test is not required. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company will adopt ASU 2012-02 in its annual impairment test to be performed as of the beginning of the second fiscal quarter. The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income”. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income (loss) in the financial statements. The standard was effective for interim periods beginning after December 15, 2012. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

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

In October 2012, the Company sold certain assets and liabilities of the Laser Systems business for $7.0 million, subject to working capital adjustments, and recorded a $2.3 million gain in the consolidated statement of operations during the fiscal year ended December 31, 2012. The Lasers Systems facility in Orlando, Florida was not sold as part of the sale of the business and will be sold as a separate asset. The carrying value of this facility was $5.7 million and $5.7 million as of March 29, 2013 and December 31, 2012, respectively. The Company expects to sell the Laser Systems facility by the end of the fourth quarter of 2013.

In April 2013, the Company entered into an agreement for the sale of certain assets and liabilities of the Semiconductor Systems business for $8.0 million in cash, subject to customary closing conditions. The sale of the Semiconductor Systems business was consummated on May 3, 2013.

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

The major components of the assets and liabilities of discontinued operations as of March 29, 2013 and December 31, 2012 are as follows (in thousands):

	March 29, 2013	December 31, 2012
Accounts receivable, net	$4,457	$2,981
Inventories	7,670	8,231
Other assets	451	694
Property, plant and equipment	5,705	5,712

Assets of discontinued operations	$18,283	$17,618

Accounts payable, accrued expenses and other current liabilities	$3,640	$3,474
Deferred revenue	561	1,570
Other liabilities	515	561

Liabilities of discontinued operations	$4,716	$5,605

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF MARCH 29, 2013

(Unaudited)

The following table presents the operating results which are reported as discontinued operations in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended
	March 29, 2013	March 30, 2012
Sales from discontinued operations	$7,086	$13,621
Income from discontinued operations before income taxes	$738	$335
Income from discontinued operations, net of tax	$649	$322

Operating results for discontinued operations during the three months ended March 30, 2012 were historically included in the Semiconductor Systems and Laser Products segments. The Company restated prior period segment information in the Notes to consolidated financial statements to conform to the current period presentation.

3. Business Combinations

On January 15, 2013, the Company acquired 100% of the outstanding membership interests of NDS Surgical Imaging, LLC and 100% of the outstanding stock of NDS Surgical Imaging KK (collectively, “NDS”) from NDSSI Holdings, LLC and NDS Surgical Imaging, Inc. for $82.7 million in cash consideration, subject to customary closing working capital adjustments. The Company expects the addition of NDS will enable the Company to leverage its existing medical OEM sales channels and expertise in color measurement technology. The Company recognized $1.8 million in cumulative acquisition-related costs related to NDS, of which $1.1 million was recorded in the three month period ended March 29, 2013 and included in restructuring costs and other charges in the consolidated statement of operations. The results of the NDS operations have been included in our consolidated statement of operations since the acquisition date. NDS has contributed $18.4 million to sales and $0.2 million to income from continuing operations since the acquisition date.

The pro forma information for all periods presented below includes the effects of business combination accounting resulting from the acquisition, including amortization charges from acquired intangible assets, interest expense on borrowings in connection with the acquisition, and the related tax effects as though the acquisition had been consummated as of the beginning of 2012. These pro forma results exclude the impact of transaction costs included in the historical results and the related tax effects. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2012.

The following unaudited pro forma information presents the combined financial results for the Company and NDS as if the acquisition of NDS had been completed as of January 1, 2012 (in thousands, except per share information):

	Three Months Ended
	March 29, 2013	March 30, 2012
Sales	$84,206	$86,716
Income from continuing operations	$2,383	$1,462
Earnings per share - Basic	$0.07	$0.04
Earnings per share - Diluted	$0.07	$0.04

The acquisition of NDS has been accounted for as a business combination. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of NDS and the Company. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price is based upon a valuation of assets and liabilities acquired. Our estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date). The purchase price allocation is preliminary and the primary areas of the purchase price allocation that are not yet finalized relate to the settlement of final closing working capital, intangible assets, income taxes, the fair value of certain liabilities and the amount of resulting goodwill.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF MARCH 29, 2013

(Unaudited)

Based upon a preliminary valuation, the total purchase price allocation was as follows (in thousands):

Estimated Purchase Price Allocation

Accounts receivable	$10,327
Inventory	14,214
Property and equipment	2,812
Intangible assets	37,003
Other assets	2,018
Goodwill	28,693

Total assets acquired	95,067

Accounts payable	4,768
Accrued expenses	6,418
Deferred tax liabilities	315
Other liabilities assumed	913

Total liabilities assumed	12,414

Total net assets acquired	$82,653

The preliminary fair value of intangible assets is comprised of the following (in thousands, except for amortization period):

	Estimated Fair Value	Amortization Period
Customer relationships	$21,505	20 years
Developed technology	6,689	10 years
Trademarks and tradenames	7,565	20 years
Backlog	1,244	Less than 1 year

Total	$37,003

The preliminary purchase price allocation resulted in $28.7 million of goodwill and $37.0 million of identifiable intangible assets, the majority of which are expected to be deductible for tax purposes. As a result, the Company recorded deferred tax liabilities of $0.3 million in purchase accounting, equal to the tax effect of the amount of the acquired intangible assets other than goodwill. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which economic benefits related to such assets are expected to be realized. The resulting amount of goodwill reflects our expectations of the following synergistic benefits: (1) the potential growth due to additional financial resources to spend on research and development activities, increase of sales resources and the ability to enhance product offerings; (2) the potential to sell NDS products into our customer base and to sell the Company’s products into NDS’s customer base; and (3) our intention to leverage our expertise in light and color measurement.

4. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows (in thousands):

	Total accumulated other comprehensive loss	Foreign currency translation adjustments	Pension liability adjustments
Balance at December 31, 2012	$(9,749)	$1,299	$(11,048)
Other comprehensive income (loss) before reclassifications	(4,928)	(5,694)	766
Amounts reclassified from other comprehensive loss	183	—	183

Balance at March 29, 2013	$(14,494)	$(4,395)	$(10,099)

Reclassification of pension liability adjustments out of accumulated other comprehensive loss and into net income for the three months ended March 29, 2013 was included in selling, general and administrative costs in the consolidated statement of operations.

5. Earnings per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For diluted earnings per common share, the denominator also includes the dilutive effect of outstanding restricted stock units determined using the treasury stock method. For periods in which net losses are generated the dilutive potential common shares are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF MARCH 29, 2013

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 29, 2013	March 30, 2012
Numerators:
Amounts attributable to GSI Group Inc:

Income from continuing operations	$1,433	$1,059
Income from discontinued operations.	649	322

Net income attributable to GSI Group Inc.	$2,082	$1,381

Denominators:
Weighted average common shares outstanding - basic	33,983	33,679
Dilutive potential common shares	288	199

Weighted average common shares outstanding - diluted	34,271	33,878

Antidilutive common shares excluded from above	373	—

Basic Earnings per Common Share:
From continuing operations	$0.04	$0.03
From discontinued operations	$0.02	$0.01
Basic earnings per share attributable to GSI Group Inc.	$0.06	$0.04

Diluted Earnings per Common Share:
From continuing operations	$0.04	$0.03
From discontinued operations	$0.02	$0.01
Diluted earnings per share attributable to GSI Group Inc.	$0.06	$0.04

6. Fair Value Measurements

ASC 820, “Fair Value Measurements,” establishes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1: Quoted prices for identical assets or liabilities in active markets which the Company can access.

•	Level 2: Observable inputs other than those described in Level 1.

•	Level 3: Unobservable inputs.

The Company’s cash equivalents are investments in money market accounts, which represent the only asset the Company measures at fair value on a recurring basis. The Company determines the fair value of our cash equivalents using a market approach based on quoted prices in active markets. The fair values of cash, accounts receivable, income taxes receivable, accounts payable, income taxes payable, accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

The following table summarizes the fair values of our financial assets as of March 29, 2013 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents	$1,901	$1,901	$—	$—

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF MARCH 29, 2013

(Unaudited)

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

7. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for a business combination exceeds the fair value of net tangible and identifiable intangible assets and liabilities acquired. The following table summarizes changes in goodwill for the three months ended March 29, 2013 (in thousands):

March 29, 2013
Balance at beginning of the period	$44,578
Goodwill acquired from NDS acquisition	28,693

Balance at end of period	$73,271

Goodwill acquired from the NDS acquisition is reflected in the Precision Technologies segment. Goodwill by reportable segment as of March 29, 2013 is as follows (in thousands):

	Reportable Segment		Total
	Laser Products	Precision Technologies
Goodwill	$84,592	$120,333	$204,925
Accumulated impairment of goodwill	(54,099)	(77,555)	(131,654)

Total	$30,493	$42,778	$73,271

Goodwill by reportable segment as of December 31, 2012, as restated to conform to the current period segment presentation, is as follows (in thousands):

	Reportable Segment		Total
	Laser Products	Precision Technologies
Goodwill	$84,592	$91,640	$176,232
Accumulated impairment of goodwill	(54,099)	(77,555)	(131,654)

Total	$30,493	$14,085	$44,578

Intangible Assets

Intangible assets as of March 29, 2013 and December 31, 2012, respectively, are summarized as follows (in thousands):

	March 29, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and acquired technologies	$67,857	$(51,656)	$16,201	$61,667	$(50,904)	$10,763
Customer relationships	54,582	(20,005)	34,577	33,245	(18,981)	14,264
Customer backlog	3,598	(3,239)	359	2,355	(2,355)	—
Trademarks, trade names and other	13,232	(3,906)	9,326	5,780	(3,814)	1,966

Amortizable intangible assets	139,269	(78,806)	60,463	103,047	(76,054)	26,993

Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027

Totals	$152,296	$(78,806)	$73,490	$116,074	$(76,054)	$40,020

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF MARCH 29, 2013

(Unaudited)

Definite-lived intangible assets are amortized on either a straight-line basis or an economic benefits basis over their remaining useful life. Amortization expense, by classification in the consolidated statements of operations, is summarized as follows (in thousands):

	Three Months Ended
	March 29, 2013	March 30, 2012
Amortization expense - cost of sales	$1,251	$791
Amortization expense - operating expenses	2,236	662

Total amortization expense	$3,487	$1,453

Estimated amortization expense for each of the five succeeding years and thereafter as of March 29, 2013, is as follows (in thousands):

Year Ending December 31,	Cost of Sales	Operating Expenses	Total
2013 (remainder of year)	$4,029	$4,827	$8,856
2014	4,953	5,914	10,867
2015	3,310	5,343	8,653
2016	1,965	4,968	6,933
2017	1,573	4,654	6,227
Thereafter	371	18,556	18,927

Total	$16,201	$44,262	$60,463

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	March 29, 2013	December 31, 2012
Raw materials	$40,247	$30,554
Work-in-process	10,448	11,959
Finished goods	11,562	8,023
Demo and consigned inventory	2,645	2,265

Total inventories	$64,902	$52,801

Accrued Expenses and Other Current Liabilities

	March 29, 2013	December 31, 2012
Accrued compensation and benefits	$7,632	$6,655
Accrued warranty	3,550	2,777
Customer deposits	1,527	3,033
Other	9,647	6,497

Total	$22,356	$18,962

Accrued Warranty

	Three Months Ended
	March 29, 2013	March 30, 2012
Balance at beginning of the period	$2,777	$3,035
Provision charged to cost of sales	297	683
Acquisition related warranty accrual	998	—
Use of provision	(469)	(867)
Foreign currency exchange rate changes	(53)	47

Balance at end of period	$3,550	$2,898

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF MARCH 29, 2013

(Unaudited)

9. Debt

Debt consisted of the following (in thousands):

	March 29, 2013	December 31, 2012
Senior Credit Facilities - term loan	$48,125	$50,000
Senior Credit Facilities - revolving credit facility	55,000	—

Total Senior Credit Facilities	$103,125	$50,000

Senior Credit Facilities

The Company’s amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”) provides for a $50.0 million, 5-year, term loan facility due in quarterly installments of $1.9 million beginning in January 2013 and a $75.0 million, 5-year, revolving credit facility (collectively, the “Senior Credit Facilities”) that matures in December 2017. Quarterly installments due in the next twelve months amount to $7.5 million and are classified as a current liability in the consolidated balance sheet. The Company is required to satisfy certain financial and non-financial covenants under the Amended and Restated Credit Agreement. The Company is in compliance with these covenants as of March 29, 2013.

Fair Value of Debt

As of March 29, 2013 and December 31, 2012, the outstanding balance of the Company’s Senior Credit Facilities approximated fair value based on current rates available to the Company for debt of the same maturity, and is classified as Level 2 within the fair value hierarchy.

10. Share-Based Compensation

The table below summarizes activities relating to restricted stock units issued and outstanding under the 2010 Incentive Award Plan during the three months ended March 29, 2013:

	Restricted Stock Units (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	804	$10.90
Granted	384	$9.73
Vested	(190)	$11.83
Forfeited	—	—

Unvested at March 29, 2013	998	$10.27

Expected to vest as of March 29, 2013	976

The total fair value of restricted stock units that vested during the three months ended March 29, 2013 was $2.2 million based on the market price of the underlying stock on the day of vesting.

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statement of operations under the 2010 Incentive Award Plan (in thousands):

	Three Months Ended
	March 29, 2013	March 30, 2012
Selling, general and administrative	$1,483	$1,251
Research and development and engineering	34	18
Cost of sales	27	13

Total share-based compensation expense	$1,544	$1,282

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF MARCH 29, 2013

(Unaudited)

The expense recorded during each of the three months ended March 29, 2013 and March 30, 2012 includes $0.5 million related to deferred stock units granted to the members of the Company’s Board of Directors, pursuant to the Company’s 2010 Incentive Award Plan. The expense associated with the respective deferred stock units was recognized in full on the respective date of grant, as the deferred stock units were fully vested and nonforfeitable on the date of grant.

11. Employee Benefit Plans

The net periodic pension cost for the U.K. defined benefit pension plan includes the following components (in thousands):

	Three Months Ended
	March 29, 2013	March 30, 2012
Components of the net periodic pension cost:
Interest cost	$356	$341
Expected return on plan assets	(347)	(313)
Amortization of actuarial loss	168	97

Net periodic pension cost	$177	$125

12. Income Taxes

The Company determines its estimated annual effective tax rate at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 25.0% in the determination of the estimated annual effective tax rate. The Company’s reported effective tax rate on income from continuing operations of 9.3% for the three months ended March 29, 2013 differs from the expected Canadian federal statutory rate of 25.0% primarily due to income earned in jurisdictions with varying tax rates offset by an error correction related to prior years which resulted in a tax benefit of approximately $0.7 million, as disclosed in Note 1. In addition, the Company recorded a $0.3 million benefit during the three months ended March 29, 2013 for the 2012 research tax credit. This research tax credit was enacted in the first quarter of 2013.

The Company maintains a valuation allowance on some of its deferred tax assets in certain jurisdictions. A valuation allowance is required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company continuously reassesses the possibility of releasing the remaining valuation allowance currently in place on its deferred tax assets. It is reasonably possible that a portion of the valuation allowance will be released within the next twelve months. Such a release will be reported as a reduction to income tax expense without any impact on cash flows in the quarter in which it is released.

13. Restructuring Costs and Other

The following table summarizes restructuring costs and other expenses in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	March 29, 2013	March 30, 2012
2011 restructuring	$1,625	$2,208
NDS restructuring	418	—
Germany restructuring	8	9

Total restructuring charges	$2,051	$2,217
Total acquisition related charges	1,066	—

Total restructuring costs and other	$3,117	$2,217

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF MARCH 29, 2013

(Unaudited)

2011 Restructuring

In November 2011, the Company announced a strategic initiative (“2011 restructuring”), which aims to consolidate operations to reduce our cost structure and improve operational efficiency. As part of this initiative, the Company expected to eliminate facilities through consolidation of certain manufacturing, sales and distribution facilities and exit of businesses.

Presented below are expected and actual cash charges, including severance and relocation costs, facility closure costs and consulting costs and non-cash charges related to accelerated depreciation for changes in estimated useful lives of certain long-lived assets for which the Company intended to exit with respect to the 2011 restructuring (in thousands):

	Three Months Ended	Three Months Ended	Cumulative Costs for Plan	Expected Cumulative Costs
	March 29, 2013	March 30, 2012	March 29, 2013	March 29, 2013
Cash charges	$1,502	$951	$6,672	$6,900
Non-cash charges	123	1,257	2,977	3,100

Total restructuring costs	$1,625	$2,208	$9,649	$10,000

The following table summarizes restructuring costs for each segment and unallocated corporate costs related to the 2011 restructuring plan (in thousands):

	Three Months Ended	Three Months Ended	Cumulative Costs for Plan
	March 29, 2013	March 30, 2012	March 29, 2013
Laser Products	$1,466	$2,127	$7,541
Precision Technologies	33	29	726
Unallocated restructuring costs(1)	126	52	1,382

Total restructuring costs	$1,625	$2,208	$9,649

(1)	Represents consulting and severance restructuring costs related to corporate and shared service functions.

NDS Restructuring

During the first quarter of 2013, the Company initiated a program following the acquisition of NDS to reduce the Company’s infrastructure and operating costs in the Precision Technologies segment. The Company incurred $0.4 million of charges during the three months ended March 29, 2013 primarily related to facility exit costs. The Company expects to incur additional charges as the Company continues to integrate NDS into the Company’s business.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring charges recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Accelerated Depreciation	Other
Balance at December 31, 2012	$2,030	$1,304	$489	$—	$237
Restructuring charges	2,051	666	900	66	419
Cash payments	(1,532)	(838)	(281)	—	(413)
Acquired lease obligation	128	—	128	—	—
Non-cash write-offs and other adjustments	273	(18)	355	(66)	2

Balance at March 29, 2013	$2,950	$1,114	$1,591	$—	$245

In accordance with the guidance in ASC 420, “Exit or Disposal Cost Obligations,” the Company records lease termination accruals based on market estimates, including the time period for which facilities will remain vacant, sublease terms, sublease rates and discount rates. The Company reviews prior estimates and current market data available to determine the appropriate value of these liabilities at period end.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF MARCH 29, 2013

(Unaudited)

14. Commitments and Contingencies

Operating Leases

The Company leases certain equipment and facilities under operating lease agreements. Excluding leases acquired as a result of the NDS acquisition, there have been no material changes to the Company’s operating leases through March 29, 2013 from those discussed in Note 15 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Future minimum lease payments under the existing operating leases for NDS are as follows (in thousands):

Year Ending December 31,	Operating Leases
2013 (remainder of year)	$1,034
2014	1,223
2015	84
Thereafter	—

Total	$2,341

Purchase Commitments

There have been no material changes to the Company’s purchase commitments from those discussed in Note 15 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

IRS Claim

On April 5, 2010, the IRS filed amended proofs of claim aggregating approximately $7.7 million with the United States Bankruptcy Court for Delaware (the “Bankruptcy Court”) as part of the Company’s proceedings under Chapter 11 of the Bankruptcy Code. On July 13, 2010, the Company filed a complaint, GSI Group Corporation v. United States of America, in Bankruptcy Court in an attempt to recover refunds totaling approximately $18.8 million in federal income taxes the Company asserts it overpaid to the IRS relating to tax years 2000 through 2008, together with applicable interest. The complaint includes an objection to the IRS proofs of claim which the Company believes are not allowable claims and should be expunged in their entirety. Those tax proceedings remain pending, and their resolution in the ordinary course was not affected by the closing of the Chapter 11 Cases. The Company has reached a settlement agreement with the IRS and the Department of Justice and is awaiting consent from the Joint Committee on Taxation of the United States Congress.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF MARCH 29, 2013

(Unaudited)

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

15. Segment Information

Reportable Segments

The Company evaluates the performance of, and allocates resources to, its segments based on sales, gross profit and operating profit. The Company reports assets on a consolidated basis to the chief operating decision maker, which is the Chief Executive Officer. The Company’s reportable segments have been identified based on commonality of end markets, customers, applications and technologies amongst the Company’s individual product lines, which is consistent with the Company’s operating structure, associated management structure, and management compensation programs.

The Company previously operated in three reportable segments: Laser Products, Precision Motion and Technologies and Semiconductor Systems. The Company committed to a plan for the sale of the Semiconductor Systems and Laser Systems businesses in the second quarter of 2012. As a result, these businesses have been reported as discontinued operations in the consolidated financial statements.

As a result of the NDS acquisition and restructuring activities, the Company realigned its reportable segments into two segments: Laser Products and Precision Technologies. The segment realignment resulted in the laser scanners product line being moved to the Laser Products segment and added NDS to the Precision Technologies segment. The segment realignment was based on the following factors: (i) customers and sales channel overlap; (ii) commonality amongst customer applications; (iii) allocation of resources, as the Company has a Group President for each of its two reportable segments who is held accountable for the overall results of the respective segment; (iv) consistency with the structure of the Company’s senior management non-equity incentive program for each segment’s senior management; (v) grouping together those product lines whose organizational and operating cost structures we expect will be consolidated in the future; and (vi) meetings between the chief operating decision and the two segment Group Presidents to review the operating performance of each segment and to allocate resources.

Reportable segment financial information has been revised based on the circumstances outlined above. The remaining reportable segments and their principal activities consist of the following:

Laser Products

The Laser Products segment designs, manufactures and markets photonics-based solutions to customers worldwide. The segment serves highly demanding photonics-based applications such as cutting, welding, marking, medical diagnosis and treatment, and scientific research. The vast majority of the segment’s product offerings are sold to OEMs. The segment sells these products both directly utilizing a highly technical sales force and indirectly through resellers and distributors.

Precision Technologies

The Precision Technologies segment designs, manufactures and markets medical visualization solutions and imaging informatics products, medical printers, optical encoders, air bearing spindles, and light and color measurement instrumentation to customers worldwide. The vast majority of the segment’s product offerings are sold to OEMs. The segment sells these products both directly utilizing a highly technical sales force and indirectly through resellers and distributors.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF MARCH 29, 2013

(Unaudited)

Reportable Segment Financial Information

Sales, gross margin, gross profit margin and operating income by reportable segments are as follows (in thousands):

	Three Months Ended
	March 29, 2013	March 30, 2012
Sales
Laser Products	$46,208	$44,162
Precision Technologies	36,906	21,024

Total	$83,114	$65,186

	Three Months Ended
	March 29, 2013	March 30, 2012
Gross Profit
Laser Products	$18,038	$18,585
Precision Technologies	15,232	9,278
Corporate (1)	(107)	(182)

Total	$33,163	$27,681

(1)	Corporate costs primarily represent unallocated overhead related to discontinued operations.

	Three Months Ended
	March 29, 2013	March 30, 2012
Gross Profit Margin
Laser Products	39.0%	42.1%
Precision Technologies	41.3%	44.1%
Total	39.9%	42.5%

	Three Months Ended
	March 29, 2013	March 30, 2012
Operating Income
Laser Products	$4,208	$3,880
Precision Technologies	3,459	4,153
Corporate, shared services and unallocated (2)	(6,718)	(5,212)

Total	$949	$2,821

(2)

Corporate and shared services costs primarily represent corporate and shared service function costs which are not allocated to the operating segments, including restructuring and all acquisition related costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, anticipated financial performance; expected liquidity and capitalization; expectations regarding our restructuring plans; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases; expected cost reductions in our fiber lasers; anticipated sales performance; industry trends; market conditions; changes in accounting principles and changes in actual or assumed tax liabilities; expectations regarding tax exposure; anticipated reinvestment of future earnings; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and dispositions and anticipated benefits from prior acquisitions; anticipated outcomes of legal proceedings and litigation matters; and anticipated use of currency hedges. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activity; our significant dependence upon our customers’ capital expenditures, which are subject to cyclical market fluctuations; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate and successfully commercialize our innovations; delays in our delivery of new products; our reliance upon third party distribution channels subject to credit, business concentration and business failure risks beyond our control; fluctuations in our quarterly results, and our failure to meet or exceed our expected financial performance; customer order timing and other similar factors beyond our control; our dependence on one customer in our medical components business; disruptions in or breaches in security of our information technology systems; changes in interest rates, credit ratings or foreign currency exchange rates; risk associated with our operations in foreign countries; disruptions to our manufacturing operations as a result of natural disasters; our increased use of outsourcing in foreign countries; our failure to comply with local import and export regulations in the jurisdictions in which we operate; our history of operating losses and our ability to sustain our profitability; our exposure to the credit risk of some of our customers and in weakened markets; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our ability to make divestitures that provide business benefits; our failure to successfully integrate recent and future acquisitions into our business; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of or defects in raw materials, certain key components or other goods from our suppliers; production difficulties and product delivery delays or disruptions; our failure to comply with various federal, state and foreign regulations; changes in governmental regulation of our business or products; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; our ability to utilize our net operating loss carryforwards and other tax attributes; fluctuations in our effective tax rates; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; volatility in the market price for our common shares; our dependence on significant cash flow to service our indebtedness and fund our operations; our ability to access cash and other assets of our subsidiaries; the influence over our business of certain significant shareholders; provisions of our articles of incorporation may delay or prevent a change in control; our significant existing indebtedness may limit our ability to engage in certain activities; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and elsewhere in such Annual Report on Form 10-K. In this Quarterly Report on Form 10-Q, the words “anticipates”, “believes”, “expects”, “intends”, “future”, “could”, “estimates”, “plans”, “would”, “should”, “potential”, “continues”, and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Accounting Period

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “our”) interim financial statements are prepared on a quarterly basis ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

Business Overview

We design, develop, manufacture and sell precision photonics and motion control components and sub-systems for applications demanding extremely high levels of performance. Our technology is targeted primarily at Original Equipment Manufacturers (“OEMs”) for incorporation into products and systems for a wide range of applications in major markets including: medical, industrial, electronics and scientific. In January 2013, we acquired NDS Surgical Imaging (“NDS”) for $82.7 million in cash, subject to customary closing working capital adjustments. Based in San Jose, California, NDS designs, manufactures, and markets high definition visualization solutions and imaging informatics products for the surgical and radiology end-markets.

As a result of the NDS acquisition and restructuring activities, we realigned our reportable segments into two segments: Laser Products and Precision Technologies. The segment realignment resulted in our laser scanners product line being moved to the Laser Products segment and added NDS to the Precision Technologies segment. The segment realignment was based on the following factors: (i) customers and sales channel overlap; (ii) commonality amongst customer applications; (iii) allocation of resources, as the Company has a Group President for each of its two reportable segments who is held accountable for the overall results of the respective segment; (iv) consistency with the structure of our senior management non-equity incentive program for each segment’s senior management; (v) grouping together those product lines whose organizational and operating cost structures we expect will be consolidated in the future; and (vi) meetings between the chief operating decision and the two segment Group Presidents to review the operating performance of each segment and to allocate resources.

Reportable segment financial information has been revised based on the circumstances outlined above. The remaining reportable segments and their principal activities consist of the following:

Our Laser Products segment designs, manufactures and markets photonics-based solutions to customers worldwide. The segment serves highly demanding photonics-based applications such as cutting, welding, marking, medical diagnosis and treatment, and scientific research. The vast majority of the segment’s product offerings are sold to OEMs. The segment sells these products both directly utilizing a highly technical sales force and indirectly through resellers and distributors.

Our Precision Technologies segment designs, manufactures and markets medical visualization solutions and imaging informatics products, medical printers, optical encoders, air bearing spindles, and light and color measurement instrumentation to customers worldwide. The vast majority of the segment’s product offerings are sold to OEMs. The segment sells these products both directly utilizing a highly technical sales force and indirectly through resellers and distributors.

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

Significant Events and Updates

Acquisition of NDS Surgical Imaging

On January 15, 2013, we completed the acquisition of NDS, a San Jose, California-based company that designs, manufactures, and markets high definition visualization solutions and imaging informatics products for the surgical and radiology end-markets, for $82.7 million in cash, subject to customary closing working capital adjustments. We expect that the addition of NDS will help us leverage our existing medical OEM sales channels and our expertise in color measurement technology. In addition, the medical applications that NDS serves with its products are adjacent to several of our existing medical applications. There are also a number of common customers with some of our existing businesses, which we expect will strengthen our key OEM customer relationships.

Discontinued Operations Update

In June 2012, we committed to a plan for the sale of the Semiconductor Systems operating segment, sold under the GSI brand name, and Laser Systems product lines, sold under the Control Laser and Baublys brand names, and began accounting for these businesses as discontinued operations in the second quarter of 2012. In October 2012, we sold certain assets and liabilities of the Lasers Systems business for $7.0 million, subject to working capital adjustments. In April 2013, the Company entered into an agreement for the sale of certain assets and liabilities of the Semiconductor Systems business for $8.0 million in cash, subject to customary closing conditions. The sale of the Semiconductor Systems business was consummated on May 3, 2013.

2011 Restructuring Plan Update

We have substantially completed our 2011 restructuring program that began in the fourth quarter of 2011, with a goal of eliminating up to twelve (12) facilities and targeting as much as $5.0 million in annualized costs savings through a combination of site consolidations and divestitures, with divestitures resulting in the elimination of up to five facilities. During the first quarter of 2013, we completed the consolidation of the manufacturing operations of our laser scanners business into our corporate headquarters located in Bedford, Massachusetts. In April 2013, we entered into an agreement for the sale of certain assets and liabilities of our Semiconductor Systems business, which resulted in the exit of two additional facilities upon closure of the sale in May 2013. As of the date hereof, eleven facilities have been exited, including the two additional facilities exited as a result of the sale of the Semiconductor Systems business.

We incurred $1.6 million of charges during the three months ended March 29, 2013, related to the 2011 restructuring plan. These consisted of cash and non-cash charges of $1.5 million and $0.1 million, respectively. Cash charges primarily related to severance and exit costs associated with the consolidation of our various facilities. Non-cash charges primarily relate to non-cash adjustments for accelerated depreciation. We expect to continue to incur approximately $0.2 million of cash costs and $0.1 million of non-cash costs, respectively, for the remainder of 2013 related to this plan.

NDS Restructuring Plan

During the first quarter of 2013, we initiated a program following our acquisition of NDS to reduce our infrastructure and operating costs. We incurred $0.4 million of charges primarily related to a facility that we exited during the three months ended March 29, 2013. We expect to incur additional charges as the Company continues to integrate NDS into the Company’s business.

Results of Operations for the Three Months Ended March 29, 2013 Compared with the Three Months Ended March 30, 2012

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	March 29, 2013	March 30, 2012
Sales	100.0%	100.0%
Cost of sales	60.1	57.5

Gross profit	39.9	42.5

Operating expenses:
Research and development and engineering	8.0	8.9
Selling, general and administrative	24.4	24.9
Amortization of purchased intangible assets	2.7	1.0
Restructuring costs and other	3.7	3.4

Total operating expenses	38.8	38.2

Income from operations	1.1	4.3
Interest expense, net	(1.1)	(1.2)
Foreign exchange transaction gains (losses), net	1.4	(1.4)
Other income (expense), net	0.5	0.3

Income from continuing operations before income taxes	1.9	2.0
Income tax provision	0.1	0.4

Income from continuing operations	1.8	1.6
Income from discontinued operations, net of tax	0.7	0.5

Consolidated net income	2.5	2.1
Less: Net (income) attributable to noncontrolling interest	0.0	0.0

Net income attributable to GSI Group Inc.	2.5%	2.1%

Overview of Financial Results

Total sales for the three months ended March 29, 2013 increased 27.5%, compared to the three months ended March 30, 2012. Our NDS acquisition accounted for a 28.1% sales increase year over year while changes in foreign exchange rates contributed to a 1.2% decrease in sales. Excluding the impact of the NDS acquisition and changes in foreign exchange rates, our sales increased 0.6% quarter over quarter. Our sales growth is summarized as follows:

Percentage Change
Reported growth	27.5%
Less: Change attributable to NDS acquisition	28.1%
Plus: Change due to foreign currency	1.2%

Organic growth	0.6%

The increase in our organic sales was attributable to an increase in sales volume in our scanning solutions and fiber laser product lines, which were driven by new product introductions and partially offset by a decline in sales volume in our optical encoders and medical printers product lines, which were largely driven by end market conditions.

From an end market standpoint, we continued to focus on our strategic growth areas and increased our total proportion of revenue attributable to the medical end market as a result of the acquisition of NDS during the first quarter of 2013. We believe this strategy will help drive more predictable and sustainable sales growth.

Income from operations for the three months ended March 29, 2013 decreased $1.9 million, or 66.4%, to $0.9 million from the prior year comparable period. This decrease was primarily attributable to acquisition charges of $1.1 million in connection with our acquisition of NDS in January 2013 and decline in operating income in our Precision Technologies segment driven by a decline in organic sales. Diluted earnings per share (“EPS”) from continuing operations of $0.04 in the three months ended March 29, 2013 increased by $0.01 due to gains on foreign currency offset by acquisition charges.

Sales

The following table sets forth sales by segment for the periods noted (dollars in thousands):

	Three Months Ended
	March 29, 2013	March 30, 2012	Increase (Decrease)	Percentage Change
Laser Products	$46,208	$44,162	$2,046	4.6%
Precision Technologies	36,906	21,024	15,882	75.5%

Total	$83,114	$65,186	$17,928	27.5%

Laser Products

Laser Products segment sales for the three months ended March 29, 2013 increased by $2.0 million, or 4.6%. Changes in foreign currency rates adversely impacted our sales by $0.6 million, or 1.3%, as compared to the prior year comparable period. Excluding the effect of foreign exchange rate movements, sales increased $2.6 million, or 5.9%, primarily due to an increase in sales of our scanning solutions and fiber laser products, which were driven by new product introductions. We continue to invest in and release new scanning solutions, such as our Lightening II Digital Scanning System for Ultra High Accuracy and Speed Laser Material Processing Applications, and higher power fiber lasers.

Precision Technologies

Precision Technologies segment sales for the three months ended March 29, 2013 increased by $15.9 million, or 75.5%. The NDS acquisition increased sales by $18.4 million year over year. Changes in foreign currency rates adversely impacted our sales by $0.2 million, or 0.9%, as compared to the prior year comparable period. Excluding the effect of our NDS acquisition and foreign exchange rate movements, our sales decreased $2.3 million, or 11.0%. This decrease was attributable to a decline in sales volume of our medical printers product line, related to a temporary market decline in sales into the patient monitoring market, and volume decline in our optical encoders product line, which was impacted by a decline in the data storage market.

Gross Profit

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	March 29, 2013	March 30, 2012
Gross profit:
Laser Products	$18,038	$18,585
Precision Technologies	15,232	9,278
Corporate	(107)	(182)

Total	$33,163	$27,681

Gross profit margin:
Laser Products	39.0%	42.1%
Precision Technologies	41.3%	44.1%
Total	39.9%	42.5%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses, and shipping and handling costs.

Laser Products

Laser Products segment gross profit for the three months ended March 29, 2013 decreased $0.5 million, or 2.9%, primarily due to changes in product mix, specifically an increase in sales of our low margin fiber laser products. Laser Products segment gross profit margin was 39.0% for the three months ended March 29, 2013, compared with a gross profit margin of 42.1% for the prior year comparable period. The 3.1 percentage point decrease in gross profit margin was primarily due to higher mix of sales of our low margin fiber lasers. Overall growth in fiber lasers has a negative impact to our gross margins. We are currently taking significant measures over the course of the year that, if successful, we expect will lower the costs of our fiber lasers and improve their profitability going into 2014. In addition, gross profit margin was adversely impacted by lower absorption in our manufacturing facility for specialty lasers as a result of delays in government funding in the scientific laser market.

Precision Technologies

Precision Technologies segment gross profit for the three months ended March 29, 2013 increased $6.0 million, or 64.2%, primarily due to the acquisition of NDS in January 2013. The NDS acquisition accounted for $7.0 million of the increase in gross profit from the prior year comparable period. The increase in NDS gross profit includes amortization of developed technology and amortization of our step up in inventory fair value of $0.9 million related to the acquisition during the three months ended March 29, 2013. This increase was partially offset by a decrease in gross profit for our medical printers and optical encoders product lines primarily as a result of a decline in sales volume. Precision Technologies segment gross profit margin was 41.3% for the three months ended March 29, 2013, compared with a gross profit margin of 44.1% for the prior year comparable period. The 2.8 percentage point decrease in gross profit margin was primarily due to amortization of acquired developed technology and inventory fair value adjustments.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended
	March 29, 2013	March 30, 2012
Research and development and engineering	$6,621	$5,773
Selling, general and administrative	20,240	16,208
Amortization of purchased intangible assets	2,236	662
Restructuring costs and other	3,117	2,217

Total	$32,214	$24,860

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee related expenses and cost of materials for R&D projects. R&D expenses were $6.6 million, or 8.0% of sales, during the three months ended March 29, 2013, compared with $5.8 million, or 8.9% of sales, during the prior year comparable period. R&D expenses increased in terms of total dollars primarily due to the acquisition of NDS, offset by lower employee compensation as a result of our 2011 and 2012 restructuring plans.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management functions. SG&A expenses were $20.2 million, or 24.4% of sales, during the three months ended March 29, 2013, compared with $16.2 million, or 24.9% of sales, during the prior year comparable period. SG&A expenses increased in terms of total dollars due to SG&A expenses associated with our NDS business, which accounted for the majority of the increase for the three months ended March 29, 2013 and, to a lesser extent, from an increase in employee compensation due to strategic hires in 2012. These increases were offset by lower depreciation expense and lower facility spending as a result of the site consolidation actions executed in the prior year.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization for developed technologies that is included in cost of sales, was $2.2 million, or 2.7% of sales, during the three months ended March 29, 2013, compared with $0.7 million, or 1.0% of sales, during the prior year comparable period. The increase, in terms of total dollars and as a percentage of sales, was related to the amortization of acquired intangible assets as part of the NDS acquisition of $1.6 million.

Restructuring Costs and Other

We recorded restructuring costs and other charges of $3.1 million during the three months ended March 29, 2013, compared with $2.2 million during the prior year comparable period. During the three months ended March 29, 2013, we recorded restructuring charges of $2.0 million primarily related to our 2011 and NDS restructuring programs. Total cash charges were $1.9 million related to severance, facility and other related charges. Non-cash charges were $0.1 million primarily related to non-cash adjustments for accelerated depreciation resulting from changes in estimated useful lives of certain long-lived assets for which we intend to exit. We also recorded $1.1 million of acquisition related costs associated with our acquisition of NDS in January 2013. During the prior year comparable period, we recorded $2.2 million of restructuring charges related to our 2011 restructuring program, consisting primarily of cash charges for severance, facility and other related costs of $0.9 million and non-cash charges related to accelerated depreciation of $1.3 million for facilities which we intended to exit. There were no acquisition related costs incurred in the prior year comparable period.

Operating Income by Segment

The following table sets forth operating income, by segment for the periods noted (in thousands):

	Three Months Ended
	March 29, 2013	March 30, 2012
Operating Income
Laser Products	$4,208	$3,880
Precision Technologies	3,459	4,153
Corporate, shared services and unallocated	(6,718)	(5,212)

Total	$949	$2,821

Laser Products

Laser Products operating income for the three months ended March 29, 2013 increased by $0.3 million, or 8.5%. The increase in operating income was due to lower restructuring costs as a result of restructuring actions taken in 2012 as part of the 2011 restructuring plan, offset by lower gross margin of $0.5 million.

Precision Technologies

Precision Technologies operating income for the three months ended March 29, 2013 decreased by $0.7 million, or 16.7%. NDS provided $0.2 million of operating income during the three months ended March 29, 2013. Exclusive of the NDS acquisition, operating income decreased by $0.9 million, attributable to a decline in sales volume of our medical printers and optical encoders product lines.

Corporate, Shared Services and Unallocated

Corporate and shared services costs primarily represent corporate and shared service function costs which are not allocated to the operating segments, including certain restructuring and all acquisition related costs. The increase in corporate costs of $1.5 million is primarily due to acquisition related costs of $1.1 million incurred during the three months ended March 29, 2013.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (dollars in thousands):

	Three Months Ended
	March 29, 2013	March 30, 2012
Interest expense, net	$(895)	$(809)
Foreign exchange transaction gains (losses), net	1,196	(892)
Other income (expense), net	369	187

Total	$670	$(1,514)

Interest Expense, Net

The increase in net interest expense quarter over quarter was the result of higher average debt levels which was partially offset by lower average interest rates. The weighted average interest rate on the Senior Credit Facilities was 2.76% and 3.48% during the three months ended March 29, 2013 and March 30, 2012, respectively. Included in net interest expense was non-cash interest expense during the three months ended March 29, 2013 and March 30, 2012 of $0.2 million and $0.3 million, respectively, related to amortization of deferred financing costs on our debt.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were $1.2 million during the three months ended March 29, 2013, compared to ($0.9) million during the prior year comparable period due to strengthening of the U.S. dollar against the British Pound during the first quarter of 2013 as compared to weakening of the U.S. dollar against foreign currencies during the first quarter of 2012.

Other Income (Expense), Net

Other income (expense), net, was $0.4 million during the three months ended March 29, 2013, compared to $0.2 million during the prior year comparable period, and is related to the earnings from our equity investment.

Income Taxes

The effective tax rate for the three months ended March 29, 2013 was a provision of 9.3% compared to a provision of 17.6% for the prior year comparable period. The decrease is primarily due to the error correction related to prior years discussed in Note 1 to Consolidated Financial Statements above and a $0.3 million benefit related to the 2012 research tax credit enacted in the first quarter of 2013. The effective tax rate for the three months ended March 29, 2013 differs from the Canadian statutory rate of 25.0% primarily due to income earned in jurisdictions with varying tax rates offset by an error correction related to prior years. The error correction resulted in a tax benefit of approximately $0.7 million.

Discontinued Operations

Income from discontinued operations, net of tax, was $0.6 million during the three months ended March 29, 2013, compared to $0.3 million during the prior year comparable period. The increase is primarily due to the sale of our Laser Systems business in October 2012 for which we reported a net operating loss of $0.9 million in the first quarter of 2012. We also experienced lower sales of our Semiconductor Systems business during the three months ended March 29, 2013 as compared to the prior year comparable period. In April 2013, the Company entered into an agreement for the sale of certain assets and liabilities of the Semiconductor Systems business for $8.0 million in cash, subject to customary closing conditions. The sale of the Semiconductor Systems business was consummated May 3, 2013.

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

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long-term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, a decrease in demand for our products, our ability to integrate acquisitions, including NDS, deterioration in certain financial ratios, and market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Although much of our business is conducted through our subsidiaries, none of our subsidiaries are obligated to make funds available to us. Accordingly, our ability to make payments on our indebtedness and fund our operations may be dependent on the earnings and the distribution of funds from our subsidiaries. Local laws and regulations and/or the terms of our indebtedness restrict certain of our subsidiaries from paying dividends and otherwise transferring assets to us. We cannot assure you that applicable laws and regulations and/or the terms of our indebtedness will permit our subsidiaries to provide us with sufficient dividends, distributions or loans when necessary.

As of March 29, 2013, $19.9 million of our $36.3 million cash and cash equivalents was held by our subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries. However, in certain instances, we have identified excess cash for which we may repatriate and we have established liabilities for the expected tax cost.

Amended and Restated Credit Agreement

In December 2012, we entered into an amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”), consisting of a $50.0 million, 5-year term loan facility and a $75.0 million, 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in December 2017. As of March 29, 2013, we had outstanding term loans in the amount of $48.1 million and $55.0 million of revolving loans outstanding under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum allowed leverage ratio, and a minimum required fixed charge coverage ratio (as defined in the Amended and Restated Credit Agreement). The following table summarizes these financial covenant requirements and our compliance as of March 29, 2013:

	Requirement	Actual
Maximum consolidated leverage ratio	2.75	1.95
Minimum consolidated fixed charge coverage ratio	1.50	3.71

Cash Flows for the Three Months Ended March 29, 2013 and March 30, 2012

The following table summarizes our cash and cash equivalent balances, cash flows and unused and available funds under our revolving credit facility for the periods indicated (dollars in thousands):

	Three Months Ended
	March 29, 2013	March 30, 2012
Net cash provided by operating activities	$4,608	$9,087
Net cash used in investing activities	$(84,368)	$(1,398)
Net cash provided by (used in) financing activities	$52,108	$(12,728)

	March 29, 2013	December 31, 2012
Cash and cash equivalents	$36,337	$65,788
Unused and available funds under revolving credit facility	$20,000	$75,000

Operating Cash Flows

Cash provided by operating activities was $4.6 million for the three months ended March 29, 2013, compared to $9.1 million for the prior year comparable period. The cash provided by operating activities for the three months ended March 29, 2013 was primarily attributable to our consolidated net income of $2.1 million which included non-cash expenses and charges amounting to $6.3 million.

These non-cash adjustments were primarily depreciation and amortization expenses of $5.5 million, which increased due to the acquisition of NDS during January 2013, and stock-based compensation of $1.5 million, offset by deferred income taxes of $1.0 million. The cash outflow from changes in operating assets and liabilities from December 31, 2012 to March 29, 2013 was $3.8 million. This outflow was primarily attributable to payments for restructuring of $1.8 million and an increase in accounts receivable of $6.7 million due to an increase in sales in the second and third month of the quarter. We experienced unusually low levels of product shipments in January because of the move of a manufacturing facility which resulted in shipments later in the quarter. In addition, the timing of the acquisition of NDS caused a $2.1 million increase in accounts receivable for the quarter, exclusive of purchase accounting adjustments.

Investing Cash Flows

Cash used in investing activities was $84.4 million during the three months ended March 29, 2013, compared to $1.4 million used during the three months ended March 30, 2012. Cash used in investing activities for the three months ended March 29, 2013 was primarily due to cash consideration of $82.7 million for the purchase of NDS in January 2013 and capital expenditures of $1.7 million. Cash outflows from investing activities during the three months ended March 30, 2012 was due to capital expenditures made during the period.

Financing Cash Flows

Cash used in financing activities was $52.1 million during the three months ended March 29, 2013, comprised of $60.0 million of proceeds from our revolving credit facility used to pay for a portion of the cash consideration paid for NDS, offset by $1.9 million for our contractual term loan payments and $5.0 million of optional repayments of borrowings under our revolving credit facility. The Company also made payments on withholding taxes from vested stock-based awards of $0.6 million and capital lease payments of $0.2 million. This compares to $2.5 million contractual payments on our term loan, $10.0 million optional payment of our revolving credit facility and cash payments of our capital lease of $0.2 million during the three months ended March 30, 2012.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our debt, operating and capital leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Excluding leases acquired as a result of the NDS acquisition and the $60.0 million drawdown on our credit facility to fund the NDS acquisition, through March 29, 2013, we have not entered into any material new or modified contractual obligations since the end of the fiscal year ended December 31, 2012. Our credit facility bears an interest rate of 2.45% as of March 29, 2013 and is due upon maturity in December 2017. The NDS leases have minimum lease payments of $1.0 million for the remainder of 2013, $1.2 million in 2014, and $0.1 million in 2015.

Off-Balance Sheet Arrangements

Through March 29, 2013, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes to our critical accounting policies through March 29, 2013 from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuation and interest rate sensitivity. During the three months ended March 29, 2013, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of March 29, 2013, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 29, 2013.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 29, 2013 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

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

IRS Claim

On April 5, 2010, the IRS filed amended proofs of claim aggregating approximately $7.7 million with the United States Bankruptcy Court for Delaware (the “Bankruptcy Court”) as part of the Company’s proceedings under Chapter 11 of the Bankruptcy Code. On July 13, 2010, the Company filed a complaint, GSI Group Corporation v. United States of America, in Bankruptcy Court in an attempt to recover refunds totaling approximately $18.8 million in federal income taxes the Company asserts it overpaid to the IRS relating to tax years 2000 through 2008, together with applicable interest. The complaint includes an objection to the IRS proofs of claim which the Company believes are not allowable claims and should be expunged in their entirety. Those tax proceedings remain pending, and their resolution in the ordinary course was not affected by the closing of the Chapter 11 Cases. The Company has reached a settlement agreement with the IRS and the Department of Justice and is awaiting consent from the Joint Committee on Taxation of the United States Congress.

Item 1A.	Risk Factors

The Company’s risk factors are described in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes in the risks affecting the Company since the filing of such Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	03/14/12

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-180098	3.1	03/14/12

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 29, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three months ended March 29, 2013 and March 30, 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 29, 2013 and March 30, 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 29, 2013 and March 30, 2012, and (v) Notes to Consolidated Financial Statements.

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

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ John A. Roush	Director, Chief Executive Officer	May 8, 2013
John A. Roush

/s/ Robert J. Buckley	Chief Financial Officer	May 8, 2013
Robert J. Buckley

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	03/14/12

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-180098	3.1	03/14/12

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 29, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three months ended March 29, 2013 and March 30, 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 29, 2013 and March 30, 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 29, 2013 and March 30, 2012, and (v) Notes to Consolidated Financial Statements.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.