Form 10-Q
period 2013-06-28
GSI GROUP INC
filed 2013-08-06
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013

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

As of July 29, 2013, there were 33,950,110 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	June 28, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$52,058	$65,788
Accounts receivable, net of allowance of $839 and $374, respectively	55,314	42,652
Income taxes receivable	16,539	16,540
Inventories	62,555	52,801
Deferred tax assets	6,881	7,583
Prepaid expenses and other current assets	5,575	5,486
Assets of discontinued operations	1,894	17,618

Total current assets	200,816	208,468
Property, plant and equipment, net	33,959	32,338
Deferred tax assets	2,694	3,884
Other assets	8,515	8,172
Intangible assets, net	70,531	40,020
Goodwill	73,514	44,578

Total assets	$390,029	$337,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$7,500	$7,500
Accounts payable	25,569	18,824
Income taxes payable	2,919	3,317
Deferred revenue	816	316
Deferred tax liabilities	376	402
Accrued expenses and other current liabilities	22,665	18,962
Liabilities of discontinued operations	2,681	5,605

Total current liabilities	62,526	54,926
Long-term debt	87,750	42,500
Deferred tax liabilities	816	255
Income taxes payable	2,620	1,764
Other liabilities	9,486	9,809

Total liabilities	163,198	109,254

Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 33,940 and 33,796, respectively	423,856	423,856
Additional paid-in capital	23,892	21,924
Accumulated deficit	(207,011)	(208,222)
Accumulated other comprehensive loss	(14,357)	(9,749)

Total GSI Group Inc. stockholders’ equity	226,380	227,809
Noncontrolling interest	451	397

Total stockholders’ equity	226,831	228,206

Total liabilities and stockholders’ equity	$390,029	$337,460

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Sales	$85,307	$70,379	$168,421	$135,565
Cost of sales	50,808	39,712	100,759	77,217

Gross profit	34,499	30,667	67,662	58,348

Operating expenses:
Research and development and engineering	6,782	5,615	13,403	11,388
Selling, general and administrative	20,618	16,841	40,858	33,049
Amortization of purchased intangible assets	1,617	663	3,853	1,325
Restructuring costs and other	1,135	2,451	4,252	4,668

Total operating expenses	30,152	25,570	62,366	50,430

Income from operations	4,347	5,097	5,296	7,918
Interest income (expense), net	(915)	(678)	(1,810)	(1,487)
Foreign exchange transaction gains (losses), net	(425)	620	771	(272)
Other income (expense), net	292	45	661	232

Income from continuing operations before income taxes	3,299	5,084	4,918	6,391
Income tax provision	2,457	617	2,607	847

Income from continuing operations	842	4,467	2,311	5,544
Income (loss) from discontinued operations, net of tax	(1,384)	414	(735)	736
Loss on disposal of discontinued operations, net of tax	(311)	—	(311)	—

Consolidated net income (loss)	(853)	4,881	1,265	6,280
Less: Net (income) attributable to noncontrolling interest	(18)	(8)	(54)	(26)

Net income (loss) attributable to GSI Group Inc.	$(871)	$4,873	$1,211	$6,254

Earnings per common share from continuing operations:
Basic	$0.02	$0.13	$0.07	$0.16
Diluted	$0.02	$0.13	$0.07	$0.16
Earnings (loss) per common share from discontinued operations:
Basic	$(0.05)	$0.01	$(0.03)	$0.03
Diluted	$(0.05)	$0.01	$(0.03)	$0.02
Earnings (loss) per common share attributable to GSI Group Inc.:
Basic	$(0.03)	$0.14	$0.04	$0.19
Diluted	$(0.03)	$0.14	$0.04	$0.18
Weighted average common shares outstanding - basic	34,088	33,782	34,036	33,731
Weighted average common shares outstanding - diluted	34,285	33,953	34,279	33,915

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Consolidated net income (loss)	$(853)	$4,881	$1,265	$6,280
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(86)	(1,351)	(5,780)	(146)
Pension liability adjustments, net of tax (2)	223	376	1,172	492

Total other comprehensive income (loss)	137	(975)	(4,608)	346

Total consolidated comprehensive income (loss)	(716)	3,906	(3,343)	6,626
Less: Comprehensive (income) attributable to noncontrolling interest	(18)	(8)	(54)	(26)

Comprehensive income (loss) to GSI Group Inc.	$(734)	$3,898	$(3,397)	$6,600

(1)

The tax effect on the component of comprehensive income was zero and $1.3 million for the three and six months ended June 28, 2013, respectively. The impact for the three and six months ended June 29, 2012 was not material.

(2)

The tax effect on the component of comprehensive income was not material for all periods presented. See Note 4 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive loss.

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	June 28, 2013	June 29, 2012
Cash flows from operating activities:
Consolidated net income	$1,265	$6,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,394	7,226
Share-based compensation	2,868	2,323
Deferred income taxes	948	(18)
Earnings from equity investment	(655)	(220)
Loss on disposal of business	311	—
Non-cash interest expense	497	536
Non-cash restructuring charges (benefits)	(81)	2,545
Other non-cash items	983	109
Changes in operating assets and liabilities:
Accounts receivable	(4,214)	(2,824)
Inventories	2,514	(2,653)
Prepaid expenses, income taxes receivable and other current assets	1,038	1,470
Deferred revenue	(880)	(3,621)
Accounts payable, accrued expenses, income taxes payable and other current liabilities	1,890	7,287
Other non-current assets and liabilities	812	411

Cash provided by operating activities	17,690	18,851

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,341)	(2,625)
Acquisition of business	(82,653)	—
Proceeds from the sale of property, plant and equipment	4,560	205
Proceeds from sale of business, net of transaction costs of $990	7,010	—

Cash used in investing activities	(73,424)	(2,420)

Cash flows from financing activities:
Proceeds from issuance of debt	60,000	—
Repayments of long-term debt	(3,750)	(5,000)
Repayments of borrowings under the revolving credit facility	(11,000)	(10,000)
Payments for debt issuance costs	(145)	—
Payments of withholding taxes from stock-based awards	(739)	(29)
Capital lease payments	(608)	(412)

Cash provided by (used in) financing activities	43,758	(15,441)

Effect of exchange rates on cash and cash equivalents	(1,754)	(67)

Increase (decrease) in cash and cash equivalents	(13,730)	923
Cash and cash equivalents, beginning of period	65,788	54,835

Cash and cash equivalents, end of period	$52,058	$55,758

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,071	$1,016
Cash paid for income taxes	1,095	445
Income tax refunds received	3	222

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2013

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

The accompanying unaudited consolidated financial statements have been prepared in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), applied on a consistent basis. The accounting policies underlying these unaudited consolidated financial statements are those set forth in Note 3 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Those policies are not presented herein, except to the extent that new policies have been adopted, or there is material current period activity or changes to the Company’s policies.

The interim consolidated financial statements include the accounts of the Company and its 50% owned joint venture, Excel Laser Technology Private Limited (“Excel SouthAsia JV”). Intercompany transactions and balances have been eliminated. During the second quarter of 2013, the Company’s ownership percentage in a privately held company located in the United Kingdom, Laser Quantum Ltd. (“Laser Quantum”) increased from 25.1% to 41.2% as a result of a share buy-back program by Laser Quantum. The Company continues to record the results of this entity under the equity method as it does not have a controlling interest in the entity.

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

Reclassifications and Adjustments

As discussed in Note 15, the Company realigned its segment presentation during the first quarter of 2013 in light of the acquisition of NDS Surgical Imaging, LLC and NDS Surgical Imaging KK as well as restructuring activities. As a result, certain prior period information included in the consolidated statements has been reclassified to conform to the current period presentation.

Beginning in 2008, the Company did not properly recognize deferred tax liabilities associated with certain permanent intercompany loans and did not consider these deferred tax liability amounts when determining the realizability of its deferred tax assets and thereby recorded excess valuation allowances beginning in 2009. The Company identified and corrected this immaterial error of $0.7 million income tax benefit related to prior years during the three months ended March 29, 2013. During the three months ended June 28, 2013, the Company identified and corrected an immaterial error of $0.3 million in the deferred tax effect of a foreign statutory to U.S. GAAP difference in its prior year income tax provision calculation. The error corrections resulted in approximately a $0.3 million income tax provision and a net $0.4 million income tax benefit allocated to income from continuing operations, which was not considered quantitatively significant to the period. The net corrections had no effect on income from continuing operations before income taxes or cash flows for any periods presented. The Company evaluated this error considering both qualitative and quantitative factors pursuant to SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” and concluded that these adjustments were not material to the prior years’ consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF JUNE 28, 2013

(Unaudited)

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. Similar to goodwill impairment testing guidance, the revised standard allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits entities to perform a qualitative assessment by considering events and circumstances which would impact the fair value of the entity’s indefinite-lived intangible assets to determine whether it is more likely than not that the fair value of the entity’s indefinite-lived intangible assets are impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not the asset is impaired. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted ASU 2012-02 in its annual impairment test performed as of the beginning of the second fiscal quarter. The adoption did not have any impact on the Company’s consolidated financial statements.

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

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. ASU 2013-05 provides clarification regarding whether ASC 810-10, “Consolidation – Overall” or ASC 830-30, “Foreign Currency Matters—Translation of Financial Statements,” applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. The revised standard is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit or a portion of an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar to a tax loss or a tax credit carryforward. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements.

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

In October 2012, the Company sold certain assets and liabilities of the Laser Systems business for $7.0 million to Hans Laser, subject to closing working capital adjustments, and recorded a $2.3 million gain in the consolidated statements of operations during the fiscal year ended December 31, 2012. The Company is currently in dispute with Hans Laser regarding the final working capital calculation and expects to resolve the working capital dispute in the third quarter of 2013. The Company currently does not believe a loss is probable. Accordingly, no accrual has been made in the Company’s accompanying consolidated financial statements with respect to this claim.

The Company retained the Orlando facility which manufactures Laser Systems products and is currently leasing the facility to Hans Laser under an operating agreement with was extended recently through October 2014. As of the end of the second quarter of 2013, it was determined that it was no longer probable that the facility would be sold within the next twelve months and, as a result, the facility was reclassified from assets of discontinued operations to property, plant and equipment.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF JUNE 28, 2013

(Unaudited)

In May 2013, the Company consummated the sale of certain assets and liabilities of the Semiconductor Systems business for $8.0 million in cash, subject to closing working capital adjustments. The Company recognized a $0.3 million loss on the sale, net of tax, in the consolidated statements of operations during the three and six months ended June 28, 2013.

The major components of the assets and liabilities of discontinued operations as of June 28, 2013 and December 31, 2012 are as follows (in thousands):

	June 28, 2013	December 31, 2012
Accounts receivable, net	$—	$2,981
Inventories	—	8,231
Other assets	1,894	694
Property, plant and equipment	—	5,712

Assets of discontinued operations	$1,894	$17,618

Accounts payable, accrued expenses and other current liabilities	$—	$3,474
Deferred revenue	—	1,570
Other liabilities	2,681	561

Liabilities of discontinued operations	$2,681	$5,605

Other assets of discontinued operations as of June 28, 2013 relate to the expected working capital adjustment to be received as a result of the sale of the Semiconductor Systems business. Other liabilities primarily relate to accrued severance owed to former Semiconductor Systems employees, cash owed to the buyer of the Semiconductor Systems business for receivables collected by the Company on behalf of the buyer and an accrual for the Laser Systems working capital adjustment.

The following table presents the operating results which are reported as discontinued operations in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Sales from discontinued operations	$2,003	$15,103	$9,090	$28,724
Income (loss) from discontinued operations before income taxes	$(1,880)	$517	$(1,142)	$852
Income (loss) from discontinued operations, net of tax	$(1,384)	$414	$(735)	$736
Loss on disposal of discontinued operations, net of tax	$(311)	$—	$(311)	$—

3. Business Combinations

On January 15, 2013, the Company acquired 100% of the outstanding membership interests of NDS Surgical Imaging, LLC and 100% of the outstanding stock of NDS Surgical Imaging KK (collectively, “NDS”) from NDSSI Holdings, LLC and NDS Surgical Imaging, Inc. for $82.7 million in cash consideration, subject to customary closing working capital adjustments. The Company expects the addition of NDS will enable the Company to leverage its existing medical OEM sales channels and expertise in color measurement technology. The Company recognized acquisition-related costs which are included in restructuring costs and other in the consolidated statements of operations, as follows (in thousands):

	Three Months Ended	Six Months Ended	Cumulative Costs
	June 28, 2013	June 28, 2013	June 28, 2013
Acquisition-related charges	$21	$1,086	$1,771

The acquisition of NDS has been accounted for as a business combination. The allocation of the purchase price is based upon a valuation of assets and liabilities acquired. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of NDS and the Company. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date). The purchase price allocation is preliminary and the primary areas of the purchase price allocation that are not yet finalized relate to the settlement of final closing working capital, intangible assets, income taxes, the fair value of certain liabilities and the amount of resulting goodwill.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF JUNE 28, 2013

(Unaudited)

Based upon a preliminary valuation, the total purchase price allocation was as follows (in thousands):

Estimated Purchase Price Allocation
Accounts receivable	$10,327
Inventory	14,214
Property and equipment	2,812
Intangible assets	37,003
Other assets	1,782
Goodwill	28,936

Total assets acquired	95,074

Accounts payable	4,768
Accrued expenses	6,425
Deferred tax liabilities	315
Other liabilities assumed	913
Total liabilities assumed	12,421

Total net assets acquired	$82,653

During the second quarter of 2013, the Company made adjustments to the preliminary purchase price allocation related to the valuation of other assets and income taxes payable resulting in a change to goodwill of $0.2 million.

The preliminary fair value of intangible assets is comprised of the following (in thousands):

	Estimated Fair Value	Weighted Average Amortization Period
Customer relationships	$21,505	20 years
Developed technology	6,689	10 years
Trademarks and tradenames	7,565	20 years
Backlog	1,244	1 year

Total	$37,003

The preliminary purchase price allocation resulted in $28.9 million of goodwill and $37.0 million of identifiable intangible assets, the majority of which are expected to be deductible for tax purposes. As a result, the Company recorded deferred tax liabilities of $0.3 million in purchase accounting, equal to the tax effect of the amount of the acquired intangible assets other than goodwill. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which economic benefits related to such assets are expected to be realized. The resulting amount of goodwill reflects our expectations of the following synergistic benefits: (1) the potential growth due to additional financial resources to spend on research and development activities, increase of sales resources and the ability to enhance product offerings; (2) the potential to sell NDS products into our customer base and to sell the Company’s products into NDS’s customer base; and (3) our intention to leverage our expertise in light and color measurement.

The results of the NDS operations have been included in the consolidated statements of operations since the acquisition date. NDS contributed sales of $16.7 million and $35.1 million for the three and six months ended June 28, 2013, respectively, and losses from continuing operations before income taxes of $1.3 million and $1.0 million for the three and six months ended June 28, 2013, respectively. The losses from continuing operations before income taxes for both periods include amortization of the purchase price allocation adjustments.

The pro forma information for all periods presented below includes the effects of acquisition accounting, including amortization charges from acquired intangible assets, interest expense on borrowings in connection with the acquisition, acquisition-related charges, and the related tax effects as though the acquisition had been consummated as of the beginning of 2012. These pro forma results exclude the impact of transaction costs included in the historical results and the related tax effects. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2012.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF JUNE 28, 2013

(Unaudited)

The following unaudited pro forma information presents the combined financial results for the Company and NDS as if the acquisition of NDS had been completed as of January 1, 2012 (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Sales	$85,307	$91,819	$169,513	$178,535
Income from continuing operations, net of tax	$1,027	$4,857	$3,410	$6,319
Earnings per share - Basic	$0.03	$0.14	$0.10	$0.19
Earnings per share - Diluted	$0.03	$0.14	$0.10	$0.19

4. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows (in thousands):

	Total accumulated other comprehensive loss	Foreign currency translation adjustments	Pension liability adjustments
Balance at December 31, 2012	$(9,749)	$1,299	$(11,048)
Other comprehensive income (loss) before reclassifications	(5,009)	(5,780)	771
Amounts reclassified from other comprehensive loss	401	—	401

Balance at June 28, 2013	$(14,357)	$(4,481)	$(9,876)

Reclassification of pension liability adjustments out of accumulated other comprehensive loss and into net income for the six months ended June 28, 2013 was included in selling, general and administrative costs in the consolidated statements of operations.

5. Earnings per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For diluted earnings per common share, the denominator also includes the dilutive effect of outstanding restricted stock units determined using the treasury stock method. For periods in which net losses are generated, the dilutive potential common shares are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Numerators:
Consolidated net income	$842	$4,467	$2,311	$5,544
Less: Income attributable to noncontrolling interest	(18)	(8)	(54)	(26)

Income from continuing operations	824	4,459	2,257	5,518
Income (loss) from discontinued operations	(1,695)	414	(1,046)	736

Net (loss) income attributable to GSI Group Inc.	$(871)	$4,873	$1,211	$6,254

Denominators:
Weighted average common shares outstanding- basic	34,088	33,782	34,036	33,731
Dilutive potential common shares (1)	197	171	243	184

Weighted average common shares outstanding - diluted	34,285	33,953	34,279	33,915

Antidilutive common shares excluded from above	570	—	472	—
Basic Earnings (Loss) per Common Share:
From continuing operations	$0.02	$0.13	$0.07	$0.16
From discontinued operations	$(0.05)	$0.01	$(0.03)	$0.03
Basic earnings (loss) per share attributable to GSI Group Inc.	$(0.03)	$0.14	$0.04	$0.19
Diluted Earnings (Loss) per Common Share:
From continuing operations	$0.02	$0.13	$0.07	$0.16
From discontinued operations	$(0.05)	$0.01	$(0.03)	$0.02
Diluted earnings (loss) per share attributable to GSI Group Inc.	$(0.03)	$0.14	$0.04	$0.18

(1)	Due to the Company’s net loss attributable to GSI Group Inc. for the three months ended June 28, 2013, all potentially dilutive shares were excluded as their effect would have been anti-dilutive.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF JUNE 28, 2013

(Unaudited)

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

The following table summarizes the fair values of our financial assets as of June 28, 2013 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents	$3,673	$3,673	$—	$—

The following table summarizes the fair values of our financial assets as of December 31, 2012 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents	$2,511	$2,511	$—	$—

See Note 9 to Consolidated Financial Statements for discussion of the estimated fair value of the Company’s outstanding debt.

7. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for a business combination exceeds the fair value of net tangible and identifiable intangible assets and liabilities acquired. The Company tests its goodwill balances annually as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The Company performed its annual goodwill impairment test at the beginning of the second quarter and noted no impairment of goodwill. As of the date of our most recent annual impairment test, the fair value of our medical components reporting unit exceeded its carrying value by approximately 10%. The gap between the fair value and the carrying value is relatively small for this reporting unit because our recent NDS acquisition constitutes the majority of the reporting unit.

The following table summarizes changes in goodwill for the six months ended June 28, 2013 (in thousands):

June 28, 2013
Balance at beginning of the period	$44,578
Goodwill acquired from NDS acquisition	28,936

Balance at end of period	$73,514

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF JUNE 28, 2013

(Unaudited)

Goodwill acquired from the NDS acquisition is reflected in the Precision Technologies segment. Goodwill by reportable segment as of June 28, 2013 is as follows (in thousands):

	Reportable Segment		Total
	Laser Products	Precision Technologies
Goodwill	$84,592	$120,576	$205,168
Accumulated impairment of goodwill	(54,099)	(77,555)	(131,654)

Total	$30,493	$43,021	$73,514

Goodwill by reportable segment as of December 31, 2012, as restated to conform to the current period segment presentation, is as follows (in thousands):

	Reportable Segment		Total
	Laser Products	Precision Technologies
Goodwill	$84,592	$91,640	$176,232
Accumulated impairment of goodwill	(54,099)	(77,555)	(131,654)

Total	$30,493	$14,085	$44,578

Intangible Assets

Intangible assets as of June 28, 2013 and December 31, 2012, respectively, are summarized as follows (in thousands):

	June 28, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and acquired technologies	$67,859	$(53,000)	$14,859	$61,667	$(50,904)	$10,763
Customer relationships	54,582	(21,319)	33,263	33,245	(18,981)	14,264
Customer backlog	3,598	(3,366)	232	2,355	(2,355)	—
Trademarks, trade names and other	13,232	(4,082)	9,150	5,780	(3,814)	1,966

Amortizable intangible assets	139,271	(81,767)	57,504	103,047	(76,054)	26,993

Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027

Totals	$152,298	$(81,767)	$70,531	$116,074	$(76,054)	$40,020

Definite-lived intangible assets are amortized on either a straight-line basis or an economic benefits basis over their remaining useful life. Amortization expense, by classification, in the consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Amortization expense – cost of sales	$1,343	$791	$2,594	$1,582
Amortization expense – operating expenses	1,617	663	3,853	1,325

Total amortization expense	$2,960	$1,454	$6,447	$2,907

Estimated amortization expense for each of the five succeeding years and thereafter as of June 28, 2013, is as follows (in thousands):

Year Ending December 31,	Cost of Sales	Operating Expenses	Total
2013 (remainder of year)	$2,686	$3,211	$5,897
2014	4,953	5,914	10,867
2015	3,310	5,343	8,653
2016	1,965	4,969	6,934
2017	1,573	4,654	6,227
Thereafter	372	18,554	18,926

Total	$14,859	$42,645	$57,504

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF JUNE 28, 2013

(Unaudited)

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	June 28, 2013	December 31, 2012
Raw materials	$38,609	$30,554
Work-in-process	11,549	11,959
Finished goods	9,727	8,023
Demo and consigned inventory	2,670	2,265

Total inventories	$62,555	$52,801

Accrued Expenses and Other Current Liabilities

	June 28, 2013	December 31, 2012
Accrued compensation and benefits	$9,198	$6,655
Accrued warranty	3,583	2,777
Customer deposits	1,120	3,033
Other	8,764	6,497

Total	$22,665	$18,962

Accrued Warranty

	Six Months Ended
	June 28, 2013	June 29, 2012
Balance at beginning of the period	$2,777	$3,035
Provision charged to cost of sales	831	1,578
Acquisition related warranty accrual	998	—
Use of provision	(976)	(1,699)
Foreign currency exchange rate changes	(47)	18

Balance at end of period	$3,583	$2,932

9. Debt

Debt consisted of the following (in thousands):

	June 28, 2013	December 31, 2012
Senior Credit Facilities – term loan	$46,250	$50,000
Senior Credit Facilities – revolving credit facility	49,000	—

Total Senior Credit Facilities	$95,250	$50,000

Senior Credit Facilities

The Company’s amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”) provides for a $50.0 million, 5-year, term loan facility due in quarterly installments of $1.9 million beginning in January 2013 and a $75.0 million, 5-year, revolving credit facility (collectively, the “Senior Credit Facilities”) that matures in December 2017. Quarterly

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF JUNE 28, 2013

(Unaudited)

installments due in the next twelve months amount to $7.5 million and are classified as a current liability in the consolidated balance sheet. The Company is required to satisfy certain financial and non-financial covenants under the Amended and Restated Credit Agreement. The Company is in compliance with these covenants as of June 28, 2013.

Fair Value of Debt

As of June 28, 2013 and December 31, 2012, the outstanding balance of the Company’s Senior Credit Facilities approximated their fair value based on current rates available to the Company for debt of the same maturity, and is classified as Level 2 within the fair value hierarchy.

10. Share-Based Compensation

The table below summarizes activities relating to restricted stock units issued and outstanding under the 2010 Incentive Award Plan during the six months ended June 28, 2013:

	Restricted Stock Units (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	804	$10.90
Granted	397	$9.68
Vested	(221)	$11.66
Forfeited	(23)	$10.92

Unvested at June 28, 2013	957	$10.21

Expected to vest as of June 28, 2013	938

The total fair value of restricted stock units that vested during the six months ended June 28, 2013 was $2.1 million based on the market price of the underlying stock on the day of vesting.

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations under the 2010 Incentive Award Plan (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Selling, general and administrative	$1,246	$989	$2,729	$2,240
Research and development and engineering	47	31	81	49
Cost of sales	31	21	58	34

Total share-based compensation expense	$1,324	$1,041	$2,868	$2,323

The expense recorded during each of the six months ended June 28, 2013 and June 29, 2012 includes $0.5 million related to deferred stock units granted to the members of the Company’s Board of Directors, pursuant to the Company’s 2010 Incentive Award Plan. The expense associated with the respective deferred stock units was recognized in full on the respective date of grant, as the deferred stock units were fully vested and nonforfeitable on the date of grant.

11. Employee Benefit Plans

The net periodic pension cost for the U.K. defined benefit pension plan includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Components of the net periodic pension cost:
Interest cost	$353	$344	$709	$685
Expected return on plan assets	(344)	(315)	(691)	(628)
Amortization of actuarial loss	166	98	334	195

Net periodic pension cost	$175	$127	$352	$252

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF JUNE 28, 2013

(Unaudited)

12. Income Taxes

The Company determines its estimated annual effective tax rate at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. Since the Company is incorporated in Canada, it is required to use Canada’s blended statutory tax rate of 26.0% in the determination of the estimated annual effective tax rate.

The Company’s reported effective tax rate on income from continuing operations of 74.5% for the three months ended June 28, 2013 differs from the expected Canadian blended statutory rate of 26.0% primarily due to income earned in jurisdictions with varying tax rates and losses in jurisdictions with a valuation allowance which are not benefitted in the income tax provision in the current period. The Company’s reported effective tax rate on income from continuing operations of 53.0% for the six months ended June 28, 2013 differs from the expected Canadian blended statutory rate of 26.0% primarily due to income earned in jurisdictions with varying tax rates and losses in jurisdictions with a valuation allowance which are not benefitted in the income tax provision in the current period.

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

As discussed in Note 14, during the three months ended June 28, 2013, the IRS settlement was accepted by the Congressional Joint Committee on Taxation. The Company expects to receive cash refunds in the amount of $11.5 million to $13.5 million in the third quarter of 2013. In addition, the Company expects to realize a benefit relating to the carryback and carryforward of certain net operating losses in 2014, which will result in the refund of tax payments made in the carryback periods and lower income tax payments in the carryforward periods.

13. Restructuring Costs and Other

The following table summarizes restructuring costs and other expenses in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
2011 restructuring	$606	$2,444	$2,231	$4,652
2013 restructuring	508	—	927	—
Germany restructuring	—	7	8	16

Total restructuring charges	$1,114	$2,451	$3,166	$4,668
Total acquisition related charges	21	—	1,086	—

Total restructuring costs and other	$1,135	$2,451	$4,252	$4,668

2011 Restructuring

In November 2011, the Company announced a strategic initiative (“2011 restructuring”), which aimed to consolidate operations to reduce our cost structure and improve operational efficiency. As part of this initiative, the Company eliminated facilities through consolidation of certain manufacturing, sales and distribution facilities and exit of businesses. The Company completed the 2011 restructuring program during the three months ended June 28, 2013.

Presented below are actual cash charges, including severance and relocation costs, facility closure costs and consulting costs and non-cash charges related to accelerated depreciation for changes in estimated useful lives of certain long-lived assets for which the Company exited with respect to the 2011 restructuring (in thousands):

	Three Months Ended		Six Months Ended		Cumulative Costs for Plan
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012	June 28, 2013
Cash charges	$388	$1,810	$1,890	$2,761	$7,060
Non-cash charges	218	634	341	1,891	3,195

Total restructuring costs	$606	$2,444	$2,231	$4,652	$10,255

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF JUNE 28, 2013

(Unaudited)

The following table summarizes restructuring costs for each segment and unallocated corporate costs related to the 2011 restructuring plan (in thousands):

	Three Months Ended		Six Months Ended		Cumulative Costs for Plan
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012	June 28, 2013
Laser Products	$503	$1,838	$1,969	$3,964	$8,044
Precision Technologies	20	170	53	200	746
Unallocated restructuring costs(1)	83	436	209	488	1,465

Total restructuring costs	$606	$2,444	$2,231	$4,652	$10,255

(1)	Represents consulting and severance restructuring costs related to corporate and shared service functions.

2013 Restructuring

During the first half of 2013, the Company initiated a program following our acquisition of NDS to integrate the NDS business into our operating structure and further reduce manufacturing and operating costs across businesses to leverage our infrastructure and further integrate our product lines. The Company incurred $0.5 million and $0.9 million of cash related charges during the three and six months ended June 28, 2013, respectively, related to this program primarily related to severance and exit costs associated with a facility exited during the first quarter of 2013. The Company expects to incur between $1.0 million and $1.5 million of remaining cash charges related to this program for the remainder of 2013.

The following table summarizes restructuring costs for each segment and unallocated corporate costs related to the 2013 restructuring program (in thousands):

	Three Months Ended	Six Months Ended
	June 28, 2013	June 28, 2013
Laser Products	$171	$171
Precision Technologies	282	701
Unallocated restructuring costs(1)	55	55

Total restructuring costs	$508	$927

(1)	Represents consulting and severance restructuring costs related to corporate and shared service functions.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring charges recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Accelerated Depreciation	Other
Balance at December 31, 2012	$2,030	$1,304	$489	$—	$237
Restructuring charges	3,166	1,204	1,354	66	542
Cash payments	(2,764)	(1,365)	(691)	—	(708)
Acquired lease obligation	128	—	128	—	—
Non-cash write-offs and other adjustments	33	(46)	142	(66)	3

Balance at June 28, 2013	$2,593	$1,097	$1,422	$—	$74

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF JUNE 28, 2013

(Unaudited)

14. Commitments and Contingencies

Operating Leases

The Company leases certain equipment and facilities under operating lease agreements. Excluding leases acquired as a result of the NDS acquisition, there have been no material changes to the Company’s operating leases through June 28, 2013 from those discussed in Note 15 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Future minimum lease payments under the existing operating leases for NDS are as follows (in thousands):

Year Ending December 31,	Operating Leases
2013 (remainder of year)	$654
2014	1,223
2015	84
Thereafter	—

Total	$1,961

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

IRS Claim

On April 5, 2010, the IRS filed amended proofs of claim aggregating approximately $7.7 million with the United States Bankruptcy Court for Delaware (the “Bankruptcy Court”) as part of the Company’s proceedings under Chapter 11 of the Bankruptcy Code. On July 13, 2010, the Company filed a complaint, GSI Group Corporation v. United States of America, in Bankruptcy Court in an attempt to recover refunds totaling approximately $18.8 million in federal income taxes the Company asserts it overpaid to the IRS relating to tax years 2000 through 2009, together with applicable interest. The complaint includes an objection to the IRS proofs of claim which the Company believes are not allowable claims and should be expunged in their entirety.

During the fourth quarter of 2012, the Company reached a settlement agreement with the IRS and Department of Justice regarding the IRS audit for the 2000 through 2008 tax years. This settlement was accepted by the Congressional Joint Committee on Taxation during the second quarter of 2013. The Company expects to receive cash refunds in the amount of $11.5 million to $13.5 million in the third quarter of 2013. As of the date of this filing, the Company has received a partial refund of $9.8 million and expects to receive the remainder amount by the end of the third quarter. In addition, the Company expects to realize the benefit relating to the carryback and carry forward of certain net operating losses in 2014, which will result in the refund of tax payments made in the carryback periods and lower income tax payments in the carryforward periods.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF JUNE 28, 2013

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

The Company previously operated in three reportable segments: Laser Products, Precision Motion and Technologies and Semiconductor Systems. The Company divested its Semiconductor Systems and Laser Systems businesses in May 2013 and October 2012, respectively. As a result, these businesses have been reported as discontinued operations in the consolidated financial statements.

As a result of the NDS acquisition and restructuring activities, the Company realigned its reportable segments during the first quarter of 2013 into two segments: Laser Products and Precision Technologies. The segment realignment resulted in the scanning solutions product line being moved to the Laser Products segment and added NDS to the Precision Technologies segment. The segment realignment was based on the following factors: (i) customers and sales channel overlap; (ii) commonality amongst customer applications; (iii) allocation of resources, as the Company has a Group President for each of its two reportable segments who is held accountable for the overall results of the respective segment; (iv) consistency with the structure of the Company’s senior management non-equity incentive program for each segment’s senior management; (v) grouping together those product lines whose organizational and operating cost structures we expect will be consolidated in the future; and (vi) meetings between the chief operating decision maker and the two segment Group Presidents to review the operating performance of each segment and to allocate resources.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

AS OF JUNE 28, 2013

(Unaudited)

Reportable Segment Financial Information

Sales, gross margin, gross profit margin and operating income by reportable segments are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Sales
Laser Products	$45,971	$46,297	$92,179	$90,459
Precision Technologies	39,336	24,082	76,242	45,106

Total	$85,307	$70,379	$168,421	$135,565

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Gross Profit
Laser Products	$17,937	$18,853	$35,975	$37,438
Precision Technologies	16,563	12,049	31,795	21,327
Corporate (1)	(1)	(235)	(108)	(417)

Total	$34,499	$30,667	$67,662	$58,348

(1)	Corporate costs primarily represent unallocated overhead related to discontinued operations.

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Gross Profit Margin
Laser Products	39.0%	40.7%	39.0%	41.4%
Precision Technologies	42.1%	50.0%	41.7%	47.3%
Total	40.4%	43.6%	40.2%	43.0%

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Operating Income
Laser Products	$4,398	$4,054	$8,605	$7,934
Precision Technologies	4,819	6,366	8,278	10,519
Corporate, shared services and unallocated (2)	(4,870)	(5,323)	(11,587)	(10,535)

Total	$4,347	$5,097	$5,296	$7,918

(2)

Corporate and shared services costs primarily represent corporate and shared service function costs which are not allocated to the operating segments, including restructuring and all acquisition related costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, anticipated financial performance; expected liquidity and capitalization; expectations regarding our restructuring plans; expectations regarding our dispute with Hans Laser; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases; expected cost reductions in our fiber lasers; anticipated sales performance; industry trends; market conditions; expected timing of tax refunds; changes in accounting principles and changes in actual or assumed tax liabilities; expectations regarding tax exposure; anticipated reinvestment of future earnings; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and dispositions and anticipated benefits from prior acquisitions; anticipated outcomes of legal proceedings and litigation matters; and anticipated use of currency hedges. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activity; our significant dependence upon our customers’ capital expenditures, which are subject to cyclical market fluctuations; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate and successfully commercialize our innovations; delays in our delivery of new products; our reliance upon third party distribution channels subject to credit, business concentration and business failure risks beyond our control; fluctuations in our quarterly results, and our failure to meet or exceed our expected financial performance; customer order timing and other similar factors beyond our control; our dependence on one customer in our medical components business; disruptions or breaches in security of our information technology systems; changes in interest rates, credit ratings or foreign currency exchange rates; risk associated with our operations in foreign countries; disruptions to our manufacturing operations as a result of natural disasters; our increased use of outsourcing in foreign countries; our failure to comply with local import and export regulations in the jurisdictions in which we operate; our history of operating losses and our ability to sustain our profitability; our exposure to the credit risk of some of our customers and in weakened markets; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our ability to make divestitures that provide business benefits; our failure to successfully integrate recent and future acquisitions into our business; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of or defects in raw materials, certain key components or other goods from our suppliers; production difficulties and product delivery delays or disruptions; our failure to comply with various federal, state and foreign regulations; changes in governmental regulation of our business or products; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; our ability to utilize our net operating loss carryforwards and other tax attributes; fluctuations in our effective tax rates; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; volatility in the market price for our common shares; our dependence on significant cash flow to service our indebtedness and fund our operations; our ability to access cash and other assets of our subsidiaries; the influence over our business of certain significant shareholders; provisions of our articles of incorporation may delay or prevent a change in control; our significant existing indebtedness may limit our ability to engage in certain activities; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and elsewhere in such Annual Report on Form 10-K. In this Quarterly Report on Form 10-Q, the words “anticipates”, “believes”, “expects”, “intends”, “future”, “could”, “estimates”, “plans”, “would”, “should”, “potential”, “continues”, and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

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

As a result of the NDS acquisition and restructuring activities, we realigned our reportable segments into two segments: Laser Products and Precision Technologies. The segment realignment resulted in our laser scanners product line being moved to the Laser Products segment and added NDS to the Precision Technologies segment. The segment realignment was based on the following factors: (i) customers and sales channel overlap; (ii) commonality amongst customer applications; (iii) allocation of resources, as the Company has a Group President for each of its two reportable segments who is held accountable for the overall results of the respective segment; (iv) consistency with the structure of our senior management non-equity incentive program for each segment’s senior management; (v) grouping together those product lines whose organizational and operating cost structures we expect will be consolidated in the future; and (vi) meetings between the chief operating decision maker and the two segment Group Presidents to review the operating performance of each segment and to allocate resources.

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

Significant Events and Updates

IRS Claim

During the fourth quarter of 2012, we reached a settlement agreement with the IRS and Department of Justice regarding the IRS audit for the 2000 through 2008 tax years. This settlement was accepted by the Congressional Joint Committee on Taxation during the second quarter of 2013. We expect to receive cash refunds in the amount of $11.5 million to $13.5 million in the third quarter of 2013. As of the date of this filing, we have received a partial refund of $9.8 million and expect to receive the remainder amount by the end of the third quarter. In addition, the Company expects to realize the benefit relating to the carryback and carryforward of certain net operating losses in 2014, which will result in the refund of tax payments made in the carryback periods and lower income tax payments in the carryforward periods.

Acquisition of NDS Surgical Imaging

On January 15, 2013, we completed the acquisition of NDS, a San Jose, California-based company that designs, manufactures, and markets high definition visualization solutions and imaging informatics products for the surgical and radiology end-markets, for $82.7 million in cash, subject to customary closing working capital adjustments. We expect that the addition of NDS will help us leverage our existing medical OEM sales channels and our expertise in color measurement technology. In addition, the medical applications that NDS serves with its products are adjacent to several of our existing medical applications. There are also a number of common customers with some of our existing businesses, which we expect will strengthen our key OEM customer relationships. As a consequence of the transaction, the Company combined its medical printers product line with the NDS product line to form the medical components reporting unit.

Discontinued Operations Update

In June 2012, we committed to a plan for the sale of the Semiconductor Systems operating segment, sold under the GSI brand name, and Laser Systems product lines, sold under the Control Laser and Baublys brand names, and began accounting for these businesses as discontinued operations in the second quarter of 2012. In October 2012, we sold certain assets and liabilities of the Lasers Systems business to Hans Laser for $7.0 million, subject to working capital adjustments. We are currently in dispute with Hans Laser regarding the final working capital calculation and expect to resolve the working capital dispute in the third quarter of 2013. The Company currently does not believe a loss is probable. Accordingly, no accrual has been made in the Company’s accompanying consolidated financial statements with respect to this claim.

The Laser Systems facility in Orlando, Florida, which has an estimated fair value less costs to sell of $5.7 million as of June 28, 2013, was retained by the Company. We are currently leasing the facility to Hans Laser under an operating lease agreement which was extended recently through October 2014. During the second quarter of 2013, it was determined that it was not probable that the facility would be sold within the next twelve months and, as a result, we reclassified the facility from assets held for sale to property, plant and equipment.

In May 2013, we consummated the sale of certain assets and liabilities of our Semiconductor Systems business to Electro Scientific Industries, Inc. (“ESI”) for $8.0 million in cash, subject to closing working capital adjustments, and recognized a $0.3 million loss on the sale of the business, net of tax, during the three months ended June 28, 2013.

2011 Restructuring Plan Update

We have completed our 2011 restructuring program that began in the fourth quarter of 2011, with a goal of eliminating up to twelve (12) facilities and targeting as much as $5.0 million in annualized costs savings through a combination of site consolidations and divestitures, with divestitures resulting in the elimination of up to five facilities. During the second quarter of 2013, we completed the sale of the Semiconductor Systems business, resulting in eleven facilities exited under the 2011 restructuring plan. In June 2013, we also sold our previously exited scientific lasers facility located in East Setauket, New York for net cash consideration of $4.3 million and recognized a loss on the sale of the facility of $0.2 million.

We incurred $0.6 million and $2.2 million of charges during the three and six months ended June 28, 2013, related to the 2011 restructuring plan. These consisted of cash charges of $0.4 million and $1.9 million during the three and six months ended June 28, 2013, respectively, and non-cash charges of $0.2 million and $0.3 million during the three and six months ended June 28, 2013, respectively. Cash charges primarily relate to severance and facility costs associated with the consolidation of our various facilities. Non-cash charges primarily relate to non-cash adjustments for accelerated depreciation and the loss on sale of our East Setauket, New York facility.

2013 Restructuring Plan

During the first half of 2013, we initiated a program following our acquisition of NDS to integrate the NDS business into our operating structure and further reduce our manufacturing and operating costs across our businesses to leverage our infrastructure and further integrate our product lines. We incurred $0.5 million and $0.9 million of cash charges during the three and six months ended June 28, 2013, respectively, related to this program primarily related to severance and exit costs associated with a facility that we exited during the first quarter of 2013. We expect to incur between $1.0 million and $1.5 million of cash charges related to this program for the remainder of 2013.

Results of Operations for the Three and Six Months Ended June 28, 2013 Compared with the Three and Six Months Ended June 29, 2012

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.6	56.4	59.8	57.0

Gross profit	40.4	43.6	40.2	43.0

Operating expenses:
Research and development and engineering	8.0	8.0	8.0	8.4
Selling, general and administrative	24.1	23.9	24.3	24.4
Amortization of purchased intangible assets	1.9	0.9	2.3	1.0
Restructuring costs and other	1.3	3.6	2.5	3.4

Total operating expenses	35.3	36.4	37.1	37.2

Income from operations	5.1	7.2	3.1	5.8
Interest income (expense), net	(1.1)	(1.0)	(1.1)	(1.1)
Foreign exchange transaction gains (losses), net	(0.4)	0.9	0.5	(0.2)
Other income (expense), net	0.3	0.1	0.4	0.2

Income from continuing operations before income taxes	3.9	7.2	2.9	4.7
Income tax provision	2.9	0.9	1.6	0.6

Income from continuing operations	1.0	6.3	1.3	4.1
Income (loss) from discontinued operations, net of tax	(1.6)	0.6	(0.4)	0.5
Loss on disposal of discontinued operations, net of tax	(0.4)	—	(0.2)	—

Consolidated net income (loss)	(1.0)	6.9	0.7	4.6
Less: Net income attributable to noncontrolling interest	0.0	0.0	0.0	0.0

Net income (loss) attributable to GSI Group Inc.	(1.0%)	6.9%	0.7%	4.6%

Overview of Financial Results

Total sales for the three and six months ended June 28, 2013 increased 21.2% and 24.2%, respectively, compared to the prior year comparable periods. Our NDS acquisition accounted for a 23.7% and 25.8% increase during the three and six months ended June 28, 2013, respectively. In addition, foreign currency exchange rates adversely impacted our sales by 0.8% and 1.0% during the three and six months ended June 28, 2013, respectively.

Excluding the impact of the NDS acquisition and changes in foreign exchange rates, our sales decreased 1.7% during the three months ended June 28, 2013 compared to the prior year comparable period and 0.6% during the six months ended June 28, 2013 compared to the prior year comparable period. Our sales growth is summarized as follows:

	Three Months Ended Percentage Change	Six Months Ended Percentage Change
Reported growth	21.2%	24.2%
Less: Change attributable to NDS acquisition	23.7%	25.8%
Plus: Change due to foreign currency	0.8%	1.0%

Organic decline	(1.7%)	(0.6%)

The decrease in our organic sales for the three months ended June 28, 2013 compared to the prior year comparable period was primarily attributable to a decline in sales for our optical encoders, which was driven by sales to a data storage customer in 2012 that did not repeat in 2013. Absent this one time upgrade program, we experienced growth in sales of our optical encoders from the prior year comparable period. The decrease was partially offset by growth in our air bearing spindles product line, which experienced a near-term rebound in demand from the printed circuit board industry. Similar dynamics impacted our organic sales for the six months ended June 28, 2013 compared to the prior year comparable period. In addition, investments in our scanning solutions platform continue to yield results with the products nearly doubling in revenue for both the three and six months ended June 28, 2013 from the prior year comparable period.

From an end market standpoint, we continued to focus on our strategic growth areas and increased our total proportion of revenue attributable to the medical end market as a result of the acquisition of NDS during the first quarter of 2013. We believe this strategy will help drive more predictable and sustainable sales growth over the long term.

Income from operations for the three months ended June 28, 2013 decreased $0.8 million, or 14.7%, from the prior year comparable period. This decrease was primarily attributable to amortization of intangible assets and inventory fair value adjustments of $1.8 million as a result of the NDS acquisition, partially offset by a decrease in restructuring charges from the prior year comparable period due to the completion of the 2011 restructuring program. Income from operations for the six months ended June 28, 2013 decreased $2.6 million, or 33.1%, from the prior year comparable period. Similar to the three months ended June 28, 2013, the decrease was primarily due to amortization of intangible assets and inventory fair value adjustments of $4.4 million as a result of the NDS acquisition.

Diluted earnings per share (“EPS”) from continuing operations of $0.02 in the three months ended June 28, 2013 decreased by $0.11, from the prior year comparable period due to lower income from operations, an increase in the income tax provision due to losses in jurisdictions with a valuation allowance which are not benefited in the income tax provision in the current period and foreign exchange transaction losses. Diluted earnings per share (“EPS”) from continuing operations of $0.07 in the six months ended June 28, 2013 decreased by $0.09 from the prior year comparable period due to lower income from operations and an increase in the income tax provision due to losses in jurisdictions with a valuation allowance which are not benefited in the income tax provision in the current period. These decreases were offset by foreign exchange transaction gains for the six months ended June 28, 2013.

Sales

The following table sets forth sales by segment for the periods noted (dollars in thousands):

	Three Months Ended
	June 28, 2013	June 29, 2012	Increase (Decrease)	Percentage Change
Laser Products	$45,971	$46,297	$(326)	(0.7%)
Precision Technologies	39,336	24,082	15,254	63.3%

Total	$85,307	$70,379	$14,928	21.2%

	Six Months Ended
	June 28, 2013	June 29, 2012	Increase (Decrease)	Percentage Change
Laser Products	$92,179	$90,459	$1,720	1.9%
Precision Technologies	76,242	45,106	31,136	69.0%

Total	$168,421	$135,565	$32,856	24.2%

Laser Products

Laser Products segment sales for the three months ended June 28, 2013 decreased by $0.3 million, or 0.7%, compared to the prior year comparable period. Changes in foreign currency rates adversely impacted our sales by $0.3 million, or 0.7%, as compared to the prior year comparable period. Excluding the effect of foreign exchange rate movements, sales were essentially flat from the prior year comparable period. We experienced a decline in our fiber laser product line from the prior year comparable period as we pursued a more focused and selective strategy while we evaluate several options, including a more cost competitive high power architecture to improve the profitability of the business. This decrease was offset by an increase in our scanning solutions products, driven by strong demand for Lightning II Digital Scanning subsystem.

Laser Products segment sales for the six months ended June 28, 2013 increased by $1.7 million, or 1.9%, compared to the prior year comparable period. Changes in foreign currency rates adversely impacted our sales by $0.9 million, or 1.0%, as compared to the prior year comparable period. Excluding the effect of foreign exchange rate movements, sales increased $2.6 million, or 2.9%, primarily due to an increase in sales of our scanning solutions products and, to a lesser extent, an increase in sales of our fiber lasers products. These increases were driven primarily by new product introductions.

We continue to invest in and release new high power fiber lasers and scanning solutions products, such as our Lightning II Digital Scanning subsystem for ultra-high accuracy and speed laser material processing application. Our products continue to experience strong demand and market acceptance in some of the most demanding applications. In addition, while the fiber laser products continue to represent an attractive opportunity, we have pursued a more focused and selective strategy in high powered kilowatt lasers until we develop a more cost competitive high power architecture.

Precision Technologies

Precision Technologies segment sales for the three months ended June 28, 2013 increased by $15.3 million, or 63.3%, compared to the prior year comparable period. The NDS acquisition increased sales by $16.7 million from the prior year comparable period. Changes in foreign currency rates adversely impacted our sales by $0.3 million, or 1.2%, as compared to the prior year comparable period. Excluding the effect of our NDS acquisition and foreign exchange rate movements, our sales decreased $1.1 million, or 4.7%. This decrease was attributable to a decline in sales volume of our optical encoders product line which was driven by sales to a customer in the data storage market in 2012 that did not repeat in 2013. These decreases were partially offset by an increase in sales of our air bearing spindles products which experienced a near-term rebound in demand from the printed circuit board industry.

Precision Technologies segment sales for the six months ended June 28, 2013 increased by $31.1 million, or 69.0%, compared to the prior year comparable period. The NDS acquisition increased sales by $35.1 million from the prior year comparable period. Changes in foreign currency rates adversely impacted our sales by $0.5 million, or 1.1%, as compared to the prior year comparable period. Excluding the effect of our NDS acquisition and foreign exchange rate movements, our sales decreased $3.5 million, or 7.6%. This decrease was due to similar business dynamics experienced during the three months ended June 28, 2013.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Gross profit:
Laser Products	$17,937	$18,853	$35,975	$37,438
Precision Technologies	16,563	12,049	31,795	21,327
Corporate	(1)	(235)	(108)	(417)

Total	$34,499	$30,667	$67,662	$58,348

Gross profit margin:
Laser Products	39.0%	40.7%	39.0%	41.4%
Precision Technologies	42.1%	50.0%	41.7%	47.3%
Total	40.4%	43.6%	40.2%	43.0%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Laser Products

Laser Products segment gross profit for the three months ended June 28, 2013 decreased $0.9 million, or 4.9%, compared to the prior year comparable period primarily due to changes in product mix. Laser Products segment gross profit margin was 39.0% for the three months ended June 28, 2013, compared to a gross profit margin of 40.7% for the prior year comparable period. The 1.7 percentage point decrease in gross profit margin was primarily due to a change in product mix, specifically our fiber lasers products. To a lesser degree, new product introductions in our scanning solutions products have caused some near-term margin pressures, as we ramp up volumes.

Laser Products segment gross profit for the six months ended June 28, 2013 decreased $1.5 million, or 3.9%, compared to the prior year comparable period primarily due to changes in product mix. Laser Products segment gross profit margin was 39.0% for the six months ended June 28, 2013, compared with a gross profit margin of 41.4% for the prior year comparable period. The 2.4 percentage point decrease in gross profit margin was attributable to similar dynamics affecting our gross profit margin for the three months ended June 28, 2013. Overall growth in fiber lasers has a negative impact to our gross margins.

As mentioned previously, while the fiber laser market continues to represent an attractive opportunity, we have pursued a selective niche strategy in high powered kilowatt lasers until we develop a more cost competitive and effective high power architecture.

Precision Technologies

Precision Technologies segment gross profit for the three months ended June 28, 2013 increased $4.5 million, or 37.5%, compared to the prior year comparable period primarily due to the acquisition of NDS in January 2013. The NDS acquisition accounted for $5.6 million of the increase in gross profit from the prior year comparable period. NDS gross profit includes amortization of developed technology and amortization of our step up in inventory fair value of $0.8 million related to the acquisition during the three months ended June 28, 2013. This increase from the NDS acquisition was partially offset by a decrease in gross profit for our optical encoders product line primarily as a result of a decline in sales volume during 2013. Precision Technologies segment gross profit margin was 42.1% for the three months ended June 28, 2013, compared with a gross profit margin of 50.0% for the prior year comparable period. The 7.9 percentage point decrease in gross profit margin was primarily due to amortization of acquired developed technology and inventory fair value adjustments associated with the acquisition of NDS. Excluding the impact of NDS, we experienced margin contraction in our optical encoders product line due to sales to a customer in the data storage market in 2012 that did not repeat in 2013.

Precision Technologies segment gross profit for the six months ended June 28, 2013 increased $10.5 million, or 49.1%, compared to the prior year comparable period primarily due to the acquisition of NDS in January 2013. The NDS acquisition accounted for $12.6 million of the increase in gross profit from the prior year comparable period. NDS gross profit includes amortization of developed technology and amortization of our step up in inventory fair value of $1.7 million related to the acquisition during the six months ended June 28, 2013. Precision Technologies segment gross profit margin was 41.7% for the six months ended June 28, 2013, compared with a gross profit margin of 47.3% for the prior year comparable period. The decline in gross margin percentage was driven by the acquisition of NDS.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Research and development and engineering	$6,782	$5,615	$13,403	$11,388
Selling, general and administrative	20,618	16,841	40,858	33,049
Amortization of purchased intangible assets	1,617	663	3,853	1,325
Restructuring costs and other	1,135	2,451	4,252	4,668

Total	$30,152	$25,570	$62,366	$50,430

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee related expenses and cost of materials for R&D projects.

R&D expenses were $6.8 million, or 8.0% of sales, during the three months ended June 28, 2013, compared with $5.6 million, or 8.0% of sales, during the prior year comparable period. R&D expenses increased in terms of total dollars during the three months ended June 28, 2013 primarily due to the acquisition of NDS. This was partially offset by lower employee compensation and professional services as a result of our 2011 and 2012 restructuring plans.

R&D expenses were $13.4 million, or 8.0% of sales, during the six months ended June 28, 2013, compared with $11.4 million, or 8.4% of sales, during the prior year comparable period. R&D expenses increased in terms of total dollars during the six months ended June 28, 2013 primarily due to the acquisition of NDS. This was partially offset by lower employee compensation and project costs as a result of our 2011 and 2012 restructuring plans.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management functions. SG&A expenses were $20.6 million, or 24.1% of sales, during the three months ended June 28, 2013, compared with $16.8 million, or 23.9% of sales, during the prior year comparable period. SG&A expenses increased in terms of total dollars due to the acquisition of NDS.

SG&A expenses were $40.9 million, or 24.3% of sales, during the six months ended June 28, 2013, compared with $33.0 million, or 24.4% of sales, during the prior year comparable period. SG&A expenses increased in terms of total dollars due to the acquisition of NDS and, to a lesser extent, from an increase in share-based compensation compared to the prior year comparable period. These increases were partially offset by lower facility related costs as a result of our 2011 restructuring program.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization for developed technologies that is included in cost of sales, was $1.6 million, or 1.9% of sales, during the three months ended June 28, 2013, compared with $0.7 million, or 0.9% of sales, during the prior year comparable period. The increase, in terms of total dollars and as a percentage of sales, was related to the amortization of acquired intangible assets as part of the NDS acquisition.

Amortization of purchased intangible assets, excluding the amortization for developed technologies that is included in cost of sales, was $3.9 million, or 2.3% of sales, during the six months ended June 28, 2013, compared with $1.3 million, or 1.0% of sales, during the prior year comparable period. The increase, in terms of total dollars and as a percentage of sales, was related to the amortization of acquired intangible assets as part of the NDS acquisition.

Restructuring Costs and Other

We recorded restructuring costs and other charges of $1.1 million during the three months ended June 28, 2013, compared with $2.5 million during the prior year comparable period. During the three months ended June 28, 2013, we recorded restructuring charges primarily related to our 2011 and 2013 restructuring programs. Total cash charges were $0.9 million primarily related to severance and facility charges. Non-cash charges were $0.2 million related to a loss on the sale of our East Setauket, New York facility. During the prior year comparable period, we recorded cash and non-cash restructuring charges of $1.9 million and $0.6 million, respectively, related to our 2011 restructuring program. Cash charges consisted of severance and relocation costs and non-cash charges consisted of accelerated depreciation resulting from changes in estimated useful lives of certain long-lived assets for which we intend to exit.

We recorded restructuring costs and other charges of $4.2 million during the six months ended June 28, 2013, compared with $4.7 million during the prior year comparable period. During the six months ended June 28, 2013, we recorded restructuring charges primarily related to our 2011 and 2013 restructuring programs. Total cash charges were $2.8 million primarily related to severance and facility charges. Non-cash charges were $0.3 million related to accelerated depreciation resulting from changes in estimated useful lives of certain long-lived assets which we exited and a loss on the sale of our East Setauket, New York facility. We also recorded $1.1 million of acquisition related costs associated with our acquisition of NDS in January 2013. During the prior year comparable period, we recorded cash and non-cash restructuring charges of $2.8 million and $1.9 million, respectively, related to our 2011 restructuring program. Cash charges consisted of severance and relocation costs and non-cash charges consisted of accelerated depreciation resulting from changes in estimated useful lives of certain long-lived assets which we exited.

Operating Income by Segment

The following table sets forth operating income by segment for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Operating Income
Laser Products	$4,398	$4,054	$8,605	$7,934
Precision Technologies	4,819	6,366	8,278	10,519
Corporate, shared services and unallocated	(4,870)	(5,323)	(11,587)	(10,535)

Total	$4,347	$5,097	$5,296	$7,918

Laser Products

Laser Products operating income for the three months ended June 28, 2013 increased by $0.3 million, or 8.5% compared to the prior year comparable period. The increase in operating income was due to lower restructuring costs as a result of restructuring actions taken in 2012 as part of the 2011 restructuring plan, offset by lower gross margin due to product mix.

Laser Products operating income for the six months ended June 28, 2013 increased by $0.7 million compared to the prior year comparable period due to similar factors experienced during the three months ended June 28, 2013.

Precision Technologies

Precision Technologies operating income for the three months ended June 28, 2013 decreased by $1.5 million, or 24.3%, compared to the prior year comparable period. The decrease was primarily due to amortization of intangibles and amortization of the inventory fair value step-up related to the acquisition of NDS totaling $1.8 million during the three months ended June 28, 2013. Exclusive of NDS, Precision Technologies generated operating income as a result of lower operating costs compared to the prior year comparable period as a result of our 2011 restructuring program.

Precision Technologies operating income for the six months ended June 28, 2013 decreased by $2.2 million, or 21.3%, compared to the prior year comparable period. Similar to the three month period, the decrease was due to amortization of intangibles and amortization of the fair value of inventory step up related to the acquisition of NDS totaling $4.2 million. Exclusive of NDS, Precision Technologies generated operating income as a result of lower operating costs compared to the prior year comparable period as a result of our 2011 restructuring program.

Corporate, Shared Services and Unallocated

Corporate and shared services costs primarily represent corporate and shared service function costs that are not allocated to the operating segments, including certain restructuring and all acquisition related costs. The decrease in corporate costs during the three months ended June 28, 2013, compared to the prior year comparable period is due to a decrease in restructuring costs. The increase in corporate costs during the six months ended June 28, 2013 compared to the prior year comparable period is primarily due to acquisition related costs of $1.1 million incurred during the first half of 2013.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Interest income (expense), net	$(915)	$(678)	$(1,810)	$(1,487)
Foreign exchange transaction gains (losses), net	(425)	620	771	(272)
Other income (expense), net	292	45	661	232

Total	$(1,048)	$(13)	$(378)	$(1,527)

Interest Income (Expense), Net

The increase in interest income (expense), net from the 2012 periods to the comparable 2013 periods was the result of higher average debt levels during 2013 which was partially offset by lower average interest rates. The weighted average interest rate on the Senior Credit Facilities was 2.55% and 3.21% during the three months ended June 28, 2013 and June 29, 2012, respectively, and 2.65% and 3.36% during the six months ended June 28, 2013 and June 29, 2012, respectively. Included in interest income (expense), net was non-cash interest expense of $0.2 million and $0.5 million during the three and six month periods ended June 28, 2013, respectively, related to amortization of deferred financing costs on our debt.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were ($0.4) million net losses for the three months ended June 28, 2013, compared to $0.6 million net gains for the prior year comparable period due to changes in the U.S. Dollar against the Euro, British Pound and Japanese Yen.

Foreign exchange transaction gains (losses), net, were $0.8 million net gains for the six months ended June 28, 2013, compared to ($0.3) million net losses for the prior year comparable period due to changes in the U.S. Dollar against the Euro, British Pound and Japanese Yen.

Other Income (Expense), Net

Other income (expense), net, was $0.3 million and $0.7 million during the three and six months ended June 28, 2013, respectively, compared to less than $0.1 million and $0.2 million during the three and six months ended June 29, 2012, respectively. Other income (expense), net is primarily related to the earnings from our equity investment in Laser Quantum. Laser Quantum is a U.K. based supplier that designs, manufactures and sells DPSS Continuous Wave and Ultrafast laser sources to the analytical instrumentation and life sciences markets. As a result of a share buy-back program initiated by Laser Quantum, our ownership percentage in the entity increased from 25.1% to 41.2% during the three months ended June 28, 2013.

Income Taxes

The effective tax rate for the three months ended June 28, 2013 was a provision of 74.5% compared to a provision of 12.1% for the prior year comparable period. The effective tax rate for the three months ended June 28, 2013 differs from the Canadian blended statutory rate of 26.0% primarily due to income earned in jurisdictions with varying tax rates and losses in jurisdictions with a valuation allowance which are not benefited in the income tax provision in the current period.

The effective tax rate for the six months ended June 28, 2013 was a provision of 53.0% compared to a provision of 13.3% for the prior year comparable period. The effective tax rate for the six months ended June 28, 2013 differs from the Canadian blended statutory rate of 26.0% primarily due to similar dynamics impacting our effective tax rate for the three months ended June 28, 2013.

Based on the current tax structure of our NDS acquisition, we are currently unable to recognize the income tax benefit associated with the tax deductions for NDS goodwill amortization and the deferred tax assets associated with the intangible asset amortization. We plan to change our legal entity structure during the third quarter of 2013, which we expect will allow us to recognize the income tax benefit arising from the goodwill amortization and deferred tax assets relating to the intangible asset amortization. Our effective tax rate is expected to decrease as a consequence of the change in our legal entity structure.

Discontinued Operations

Loss from discontinued operations, net of tax, was $1.4 million and $0.7 million during the three and six months ended June 28, 2013, respectively, compared to income from discontinued operations, net of tax, of $0.4 million and $0.7 million during the three and six months ended June 29, 2012, respectively. The decrease is primarily due to severance paid to employees as a result of the sale of the Semiconductor Systems business during May 2013.

In May 2013, we consummated the sale of certain assets and liabilities of the Semiconductor Systems business for $8.0 million in cash, subject to closing working capital adjustments. We recorded a $0.3 million loss on the sale, net of tax, in the consolidated statement of operations for the three and six months ended June 28, 2013.

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

As of June 28, 2013, $22.8 million of our $52.1 million cash and cash equivalents was held by our subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries. However, in certain instances, we have identified excess cash for which we may repatriate and we have established liabilities for the expected tax cost.

Amended and Restated Credit Agreement

In December 2012, we entered into an amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”), consisting of a $50.0 million, 5-year term loan facility and a $75.0 million, 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in December 2017. As of June 28, 2013, we had outstanding term loans in the amount of $46.3 million and $49.0 million of revolving loans outstanding under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum allowed leverage ratio, and a minimum required fixed charge coverage ratio (as defined in the Amended and Restated Credit Agreement). The following table summarizes these financial covenant requirements and our compliance as of June 28, 2013:

	Requirement	Actual
Maximum consolidated leverage ratio	2.75	1.97
Minimum consolidated fixed charge coverage ratio	1.50	3.43

Cash Flows for the Six Months Ended June 28, 2013 and June 29, 2012

The following table summarizes our cash and cash equivalent balances, cash flows and unused and available funds under our revolving credit facility for the periods indicated (dollars in thousands):

	Six Months Ended
	June 28, 2013	June 29, 2012
Net cash provided by operating activities	$17,690	$18,851
Net cash used in investing activities	$(73,424)	$(2,420)
Net cash provided by (used in) financing activities	$43,758	$(15,441)

	June 28, 2013	December 31, 2012
Cash and cash equivalents	$52,058	$65,788
Unused and available funds under revolving credit facility	$26,000	$75,000

Operating Cash Flows

Cash provided by operating activities was $17.7 million for the six months ended June 28, 2013, compared to $18.9 million for the prior year comparable period. Cash provided by operating activities for the six months ended June 28, 2013 decreased from the prior year comparable period primarily due to the lower net income for the period. For the six months ended June 28, 2013, our consolidated net income was $1.3 million, which included non-cash expenses amounting to $15.3 million. For the six months ended June 29, 2012, our consolidated net income was $6.3 million, which included non-cash expenses amounting to $12.5 million. Non-cash expenses were higher in the six months period ended June 28, 2013 primarily due to higher amortization expense for intangibles from our NDS acquisition. In addition, we generated a net cash inflow of $1.1 million from changes in operating assets and liabilities from December 31, 2012 to June 28, 2013. This compares to a net cash inflow of $0.1 million from changes in operating assets and liabilities from December 31, 2011 to June 29, 2012. We continued to improve upon our working capital positions as a result of active working capital management initiatives, such as conforming payment terms with both vendors and customers, and more focused efforts on receivables collections.

Investing Cash Flows

Cash used in investing activities was $73.4 million during the six months ended June 28, 2013, compared to $2.4 million used during the six months ended June 29, 2012. Cash used in investing activities for the six months ended June 28, 2013 was primarily due to cash consideration of $82.7 million paid for the purchase of NDS in January 2013 and capital expenditures of $2.3 million, offset by net cash received from the sale of the Semiconductor Systems business of $7.0 million and sale of property, plant and equipment of $4.6 million primarily related to the sale of our East Setauket, New York facility.

Cash outflows from investing activities during the six months ended June 29, 2012 was primarily related to capital expenditures made during the period.

Financing Cash Flows

Cash provided by financing activities was $43.8 million during the six months ended June 28, 2013, consisting of $60.0 million of borrowings under our revolving credit facility used to pay for a portion of the cash consideration paid for NDS, offset by $3.8 million for our contractual term loan payments and $11.0 million of optional repayments of borrowings under our revolving credit facility. The Company also made payments on withholding taxes from vested stock-based awards of $0.7 million and capital lease payments of $0.6 million.

Cash used in financing activities was $15.4 million during the six months ended June 29, 2012, consisting of contractual payments on our term loan of $5.0 million, an optional payment of our revolving credit facility of $10.0 million and cash payments of our capital lease of $0.4 million.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our debt, operating and capital leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Excluding leases acquired as a result of the NDS acquisition and the $60.0 million drawdown on our credit facility to fund the NDS acquisition, through June 28, 2013, we have not entered into any material new or modified contractual obligations since the end of the fiscal year ended December 31, 2012. Our credit facility bears an interest rate of 2.73% as of June 28, 2013 and is due upon maturity in December 2017. The NDS leases have minimum lease payments of $0.7 million for the remainder of 2013, $1.2 million in 2014, and $0.1 million in 2015.

Off-Balance Sheet Arrangements

The Company has an equity method investment in a privately held company located in the United Kingdom, Laser Quantum Ltd. Group (“Laser Quantum”). As a result of a share buy-back program initiated by Laser Quantum during the three months ended June 28, 2013, our ownership percentage in the entity increased from 25.1% to 41.2%. We continue to recognize the earnings of the entity under the equity method.

Through June 28, 2013, we have not entered into any other off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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

Our primary market risk exposures are foreign currency exchange rate fluctuation and interest rate sensitivity. During the three and six months ended June 28, 2013, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of June 28, 2013, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 28, 2013.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 28, 2013 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

IRS Claim

On April 5, 2010, the IRS filed amended proofs of claim aggregating approximately $7.7 million with the United States Bankruptcy Court for Delaware (the “Bankruptcy Court”) as part of the Company’s proceedings under Chapter 11 of the Bankruptcy Code. On July 13, 2010, the Company filed a complaint, GSI Group Corporation v. United States of America, in Bankruptcy Court in an attempt to recover refunds totaling approximately $18.8 million in federal income taxes the Company asserts it overpaid to the IRS relating to tax years 2000 through 2009, together with applicable interest. The complaint includes an objection to the IRS proofs of claim which the Company believes are not allowable claims and should be expunged in their entirety.

During the fourth quarter of 2012, the Company reached a settlement agreement with the IRS and Department of Justice regarding the IRS audit for the 2000 through 2008 tax years. This settlement was accepted by the Congressional Joint Committee on Taxation during the second quarter of 2013. The Company expects to receive cash refunds in the amount of $11.5 million to $13.5 million in the third quarter of 2013. As of the date of this filing, the Company has received a partial refund of $9.8 million and expects to receive the remainder amount by the end of the third quarter. In addition, the Company expects to realize the benefit relating to the carryback and carryforward of certain net operating losses in 2014, which will result in the refund of tax payments made in the carryback periods and lower income tax payments in the carryforward periods.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 28, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 28, 2013 and June 29, 2012, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2013 and June 29, 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 28, 2013 and June 29, 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ John A. Roush John A. Roush	Director, Chief Executive Officer	August 6, 2013

/s/ Robert J. Buckley Robert J. Buckley	Chief Financial Officer	August 6, 2013

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	03/14/12

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-180098	3.1	03/14/12

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 28, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 28, 2013 and June 29, 2012, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2013 and June 29, 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 28, 2013 and June 29, 2012, and (v) Notes to Consolidated Financial Statements.