Form 10-Q
period 2013-09-27
GSI GROUP INC
filed 2013-11-05
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of October 28, 2013, there were 33,960,019 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	September 27, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$53,690	$65,788
Accounts receivable, net of allowance of $823 and $374, respectively	58,829	42,652
Inventories	65,073	52,801
Income taxes receivable	3,906	16,540
Deferred tax assets	6,675	7,583
Prepaid expenses and other current assets	6,610	5,486
Assets of discontinued operations	—	17,618

Total current assets	194,783	208,468
Property, plant and equipment, net	32,702	32,338
Deferred tax assets	1,997	3,884
Other assets	9,074	8,172
Intangible assets, net	68,265	40,020
Goodwill	71,087	44,578

Total assets	$377,908	$337,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$7,500	$7,500
Accounts payable	27,100	18,824
Income taxes payable	2,983	3,317
Deferred revenue	947	316
Deferred tax liabilities	399	402
Accrued expenses and other current liabilities	22,334	18,962
Liabilities of discontinued operations	624	5,605

Total current liabilities	61,887	54,926
Long-term debt	70,875	42,500
Deferred tax liabilities	927	255
Income taxes payable	1,993	1,764
Other liabilities	8,958	9,809

Total liabilities	144,640	109,254

Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 33,959 and 33,796, respectively	423,856	423,856
Additional paid-in capital	25,157	21,924
Accumulated deficit	(205,221)	(208,222)
Accumulated other comprehensive loss	(10,963)	(9,749)

Total GSI Group Inc. stockholders’ equity	232,829	227,809
Noncontrolling interest	439	397

Total stockholders’ equity	233,268	228,206

Total liabilities and stockholders’ equity	$377,908	$337,460

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Sales	$85,484	$69,520	$253,905	$205,085
Cost of sales	49,693	40,667	150,452	117,884

Gross profit	35,791	28,853	103,453	87,201

Operating expenses:
Research and development and engineering	6,585	5,545	19,988	16,933
Selling, general and administrative	20,075	16,125	60,933	49,174
Amortization of purchased intangible assets	1,772	663	5,625	1,988
Restructuring costs and other	1,641	2,728	5,893	7,396

Total operating expenses	30,073	25,061	92,439	75,491

Income from operations	5,718	3,792	11,014	11,710
Interest income (expense), net	(839)	(656)	(2,649)	(2,143)
Foreign exchange transaction gains (losses), net	(1,637)	(685)	(866)	(957)
Other income (expense), net	540	167	1,201	399

Income from continuing operations before income taxes	3,782	2,618	8,700	9,009
Income tax provision	1,610	563	4,217	1,410

Income from continuing operations	2,172	2,055	4,483	7,599
Loss from discontinued operations, net of tax	(113)	(4,570)	(848)	(3,834)
Loss on disposal of discontinued operations, net of tax	(281)	—	(592)	—

Consolidated net income (loss)	1,778	(2,515)	3,043	3,765
Less: Net (income) loss attributable to noncontrolling interest	12	(19)	(42)	(45)

Net income (loss) attributable to GSI Group Inc.	$1,790	$(2,534)	$3,001	$3,720

Earnings per common share from continuing operations:
Basic	$0.06	$0.06	$0.13	$0.22
Diluted	$0.06	$0.06	$0.13	$0.22
Loss per common share from discontinued operations:
Basic	$(0.01)	$(0.13)	$(0.04)	$(0.11)
Diluted	$(0.01)	$(0.13)	$(0.04)	$(0.11)
Earnings (loss) per common share attributable to GSI Group Inc.:
Basic	$0.05	$(0.07)	$0.09	$0.11
Diluted	$0.05	$(0.07)	$0.09	$0.11
Weighted average common shares outstanding—basic	34,102	33,803	34,058	33,755
Weighted average common shares outstanding—diluted	34,417	33,912	34,325	33,914

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Consolidated net income (loss)	$1,778	$(2,515)	$3,043	$3,765
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	3,765	2,070	(2,015)	1,924
Pension liability adjustments, net of tax (2)	(371)	120	801	612

Total other comprehensive income (loss)	3,394	2,190	(1,214)	2,536

Total consolidated comprehensive income (loss)	5,172	(325)	1,829	6,301
Less: Comprehensive (income) loss attributable to noncontrolling interest	12	(19)	(42)	(45)

Comprehensive income (loss) to GSI Group Inc.	$5,184	$(344)	$1,787	$6,256

(1)	The tax effect on the component of comprehensive income was zero and $1.3 million for the three and nine months ended September 27, 2013, respectively. The impact for the three and nine months ended September 28, 2012 was not material.
(2)	The tax effect on the component of comprehensive income was not material for all periods presented. See Note 4 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive loss.

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	September 27, 2013	September 28, 2012
Cash flows from operating activities:
Consolidated net income	$3,043	$3,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,305	10,429
Share-based compensation	4,212	3,479
Deferred income taxes	2,130	(657)
Earnings from equity investment	(1,181)	(364)
Loss on disposal of business	592	—
Non-cash interest expense	735	796
Non-cash restructuring charges	179	3,599
Other non-cash items	1,079	91
Changes in operating assets and liabilities:
Accounts receivable	(7,097)	(5,766)
Inventories	470	(62)
Income taxes receivable and prepaid income taxes	12,523	122
Prepaid expenses and other current assets	1,927	1,813
Deferred revenue	(842)	(2,975)
Accounts payable, accrued expenses, income taxes payable and other current liabilities	1,164	6,183
Other non-current assets and liabilities	209	1,046

Cash provided by operating activities	34,448	21,499

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,073)	(3,734)
Acquisition of business	(82,653)	—
Proceeds from the sale of property, plant and equipment	4,615	283
Proceeds from sale of business, net of transaction costs of $1,060	8,190	—

Cash used in investing activities	(72,921)	(3,451)

Cash flows from financing activities:
Proceeds from issuance of debt	60,000	—
Repayments of long-term debt	(5,625)	(7,500)
Repayments of borrowings under the revolving credit facility	(26,000)	(13,000)
Payments for debt issuance costs	(145)	(92)
Payments of withholding taxes from stock-based awards	(820)	(100)
Capital lease payments	(608)	(596)

Cash provided by (used in) financing activities	26,802	(21,288)

Effect of exchange rates on cash and cash equivalents	(427)	1,268

Decrease in cash and cash equivalents	(12,098)	(1,972)
Cash and cash equivalents, beginning of period	65,788	54,835

Cash and cash equivalents, end of period	$53,690	$52,863

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,674	$1,441
Cash paid for income taxes	1,935	686
Income tax refunds received	12,607	222

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 27, 2013

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

The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, these interim consolidated financial statements include all significant adjustments and accruals of a normal and recurring nature necessary for a fair presentation of the results of the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full year or for any future periods.

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

Reclassifications and Adjustments

As discussed in Note 15, the Company realigned its segment presentation during the first quarter of 2013 in light of the acquisition of NDS Surgical Imaging, LLC and NDS Surgical Imaging KK as well as restructuring activities. As a result, prior period segment information included in the consolidated statements has been reclassified to conform to the current period presentation.

Beginning in 2008, the Company did not properly recognize deferred tax liabilities associated with certain permanent intercompany loans and did not consider these deferred tax liability amounts when determining the realizability of its deferred tax assets and thereby recorded excess valuation allowances beginning in 2009. The Company identified and corrected this immaterial error of $0.7 million income tax benefit related to prior years during the three months ended March 29, 2013. During the three months ended June 28, 2013, the Company identified and corrected an immaterial error of $0.3 million income tax provision related to the deferred tax effect of a foreign statutory to U.S. GAAP difference in a prior year income tax provision calculation. These error corrections resulted in a net $0.4 million income tax benefit allocated to income from continuing operations for the nine months ended September 27, 2013. The net correction had no effect on income from continuing operations before income taxes or cash flows for any periods presented. The Company evaluated these errors considering both qualitative and quantitative factors pursuant to SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” and concluded that these adjustments were not material to the prior years’ consolidated financial statements. The Company also does not believe these adjustments will be material to the 2013 results.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

AS OF SEPTEMBER 27, 2013

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

2. Discontinued Operations

In June 2012, the Company committed to a plan for the sale of the Semiconductor Systems operating segment, sold under the GSI brand name, and Laser Systems product lines, sold under the Control Laser and Baublys brand names. The Company began accounting for these businesses as discontinued operations beginning in the second quarter of 2012. The Company included all current and historical results of these businesses in loss from discontinued operations, net of tax, in the accompanying consolidated statements of operations. The Company classified the assets and liabilities of discontinued operations for both the current and prior year in the consolidated balance sheets as current assets and current liabilities, respectively. The Company’s consolidated statements of cash flows included the cash flows from both continuing and discontinued operations.

As discussed below, the Company settled final net working capital adjustments with the buyers of both the Laser Systems and Semiconductor Systems businesses, resulting in a loss on sale, net of tax, of $0.3 million during the three months ended September 27, 2013.

Laser Systems

In October 2012, the Company sold certain assets and liabilities of the Laser Systems business for $7.0 million to Hans Laser, subject to closing working capital adjustments, and recorded a $2.3 million gain in the consolidated statements of operations during the fiscal year ended December 31, 2012. In September 2013, we paid $0.4 million to Hans Laser as the final net working capital adjustment.

The Company retained the Orlando facility which was used to manufacture Laser Systems products and is currently leasing the facility to Hans Laser under an operating agreement which was extended through October 2014. As of the end of the second quarter of 2013, it was determined that it was no longer probable that the facility would be sold within the next twelve months and, as a result, the facility was reclassified from assets of discontinued operations to property, plant and equipment.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

AS OF SEPTEMBER 27, 2013

(Unaudited)

Semiconductor Systems

In May 2013, the Company consummated the sale of certain assets and liabilities of the Semiconductor Systems business to Electro Scientific Industries, Inc. (“ESI”) for $8.0 million in cash, subject to closing working capital adjustments. The Company recognized a $0.3 million loss on the sale, net of tax, in the consolidated statements of operations during the six months ended June 28, 2013. In September 2013, the Company settled final net working capital adjustments with ESI for $1.7 million in favor of the Company, resulting in an adjusted selling price of $9.7 million for the sale.

The major components of the assets and liabilities of discontinued operations as of September 27, 2013 and December 31, 2012 are as follows (in thousands):

	September 27, 2013	December 31, 2012
Accounts receivable, net	$—	$2,981
Inventories	—	8,231
Other assets	—	694
Property, plant and equipment	—	5,712

Assets of discontinued operations	$—	$17,618

Accounts payable, accrued expenses and other current liabilities	$—	$3,474
Deferred revenue	—	1,570
Other liabilities	624	561

Liabilities of discontinued operations	$624	$5,605

Other liabilities of discontinued operations as of September 27, 2013 primarily relate to accrued severance owed to former Semiconductor Systems employees and cash owed ESI for trade receivables collected by the Company on behalf of ESI.

The following table presents the operating results which are reported as discontinued operations in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Sales from discontinued operations	$—	$9,618	$9,090	$38,342
Loss from discontinued operations before income taxes	$(152)	$(4,825)	$(1,294)	$(3,973)
Loss from discontinued operations, net of tax	$(113)	$(4,570)	$(848)	$(3,834)
Loss on disposal of discontinued operations, net of tax	$(281)	$—	$(592)	$—

3. Business Combinations

On January 15, 2013, the Company acquired 100% of the outstanding membership interests of NDS Surgical Imaging, LLC and 100% of the outstanding stock of NDS Surgical Imaging KK (collectively, “NDS”) from NDSSI Holdings, LLC and NDS Surgical Imaging, Inc. for $82.7 million in cash consideration, subject to customary closing working capital adjustments. In October 2013, we finalized the closing working capital adjustments with the seller for $1.9 million, resulting in an adjusted purchase price of $80.8 million. In addition, a total of $5.4 million held in escrow after the payments of closing working capital adjustments can be utilized as indemnification for certain representations and warranty claims against the seller until the expiration of the escrow arrangement in July 2014. The Company expects the addition of NDS will enable the Company to leverage its existing medical OEM sales channels and expertise in color measurement technology. The Company recognized acquisition-related costs which are included in restructuring costs and other in the consolidated statements of operations, as follows (in thousands):

	Three Months Ended	Nine Months Ended	Cumulative Costs
	September 27, 2013	September 27, 2013	September 27, 2013
Acquisition-related charges	$45	$1,131	$1,816

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

AS OF SEPTEMBER 27, 2013

(Unaudited)

The acquisition of NDS has been accounted for as a business combination. The allocation of the purchase price is based upon a valuation of assets and liabilities acquired. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of NDS and the Company. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date). The purchase price allocation is preliminary and the primary areas of the purchase price allocation that are not yet finalized relate to income taxes, the fair value of certain liabilities and the amount of resulting goodwill.

Based upon a preliminary valuation, the total purchase price was allocated as follows (in thousands):

Purchase Price Allocation
Accounts receivable	$10,327
Inventory	14,144
Property and equipment	2,426
Intangible assets	37,817
Other assets	1,782
Goodwill	26,509

Total assets acquired	93,005

Accounts payable	4,768
Accrued expenses	6,217
Deferred tax liabilities	315
Other liabilities assumed	932

Total liabilities assumed	12,232

Total net assets acquired	$80,773

During the third quarter of 2013, the Company made adjustments to the preliminary purchase price allocation related to the finalization of closing working capital and adjustments to certain tangible and intangible assets, resulting in a decrease to goodwill of $2.4 million.

The preliminary fair value of intangible assets is comprised of the following (in thousands):

	Estimated Fair Value	Weighted Average Amortization Period
Customer relationships	$22,294	20 years
Developed technology	6,689	10 years
Trademarks and tradenames	7,565	20 years
Backlog	1,269	1 year

Total	$37,817

The preliminary purchase price allocation resulted in $26.5 million of goodwill and $37.8 million of identifiable intangible assets, the majority of which are expected to be deductible for tax purposes. As a result, the Company recorded deferred tax liabilities of $0.3 million in purchase accounting, equal to the tax effect of the amount of certain acquired intangible assets other than goodwill. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which economic benefits related to such assets are expected to be realized. The resulting amount of goodwill reflects our expectations of the following synergistic benefits: (1) the potential growth due to additional financial resources to spend on research and development activities, increase of sales resources and the ability to enhance product offerings; (2) the potential to sell NDS products into our customer base and to sell the Company’s products into NDS’s customer base; and (3) our intention to leverage our expertise in light and color measurement.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

AS OF SEPTEMBER 27, 2013

(Unaudited)

The results of the NDS operations have been included in the consolidated statements of operations since the acquisition date. NDS contributed sales of $14.6 million and $49.7 million for the three and nine months ended September 27, 2013, respectively, and losses from continuing operations before income taxes of $1.5 million and $2.5 million for the three and nine months ended September 27, 2013, respectively. The losses from continuing operations before income taxes for both periods include amortization of the purchase price allocation adjustments.

The following unaudited pro forma information presents the combined financial results for the Company and NDS as if the acquisition of NDS had been completed as of January 1, 2012 (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Sales	$85,484	$88,838	$254,997	$267,373
Income from continuing operations, net of tax	$2,881	$2,194	$5,826	$8,513
Earnings per share - Basic	$0.08	$0.06	$0.17	$0.25
Earnings per share - Diluted	$0.08	$0.06	$0.17	$0.25

The pro forma information presented below includes the effects of acquisition accounting, including amortization charges from acquired intangible assets, interest expense on borrowings in connection with the acquisition, acquisition-related charges, and the related tax effects as though the acquisition had been consummated as of the beginning of 2012. These pro forma results exclude the impact of transaction costs included in the historical results and the related tax effects. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2012.

4. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows (in thousands):

	Total accumulated other comprehensive loss	Foreign currency translation adjustments	Pension liability adjustments
Balance at December 31, 2012	$(9,749)	$1,299	$(11,048)
Other comprehensive income (loss) before reclassifications	(1,796)	(2,015)	219
Amounts reclassified from other comprehensive loss	582	—	582

Balance at September 27, 2013	$(10,963)	$(716)	$(10,247)

Reclassification of pension liability adjustments out of accumulated other comprehensive loss and into net income for the nine months ended September 27, 2013 was included in selling, general and administrative costs in the consolidated statements of operations.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Numerators:
Consolidated net income	$2,172	$2,055	$4,483	$7,599
Less: (income) loss attributable to noncontrolling interest	12	(19)	(42)	(45)

Income from continuing operations	2,184	2,036	4,441	7,554
Loss from discontinued operations	(394)	(4,570)	(1,440)	(3,834)

Net income (loss) attributable to GSI Group Inc.	$1,790	$(2,534)	$3,001	$3,720

Denominators:
Weighted average common shares outstanding—basic	34,102	33,803	34,058	33,755
Dilutive potential common shares (1)	315	109	267	159

Weighted average common shares outstanding—diluted	34,417	33,912	34,325	33,914

Antidilutive common shares excluded from above	37	424	327	141

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

AS OF SEPTEMBER 27, 2013

(Unaudited)

Basic Earnings (Loss) per Common Share:
From continuing operations	$0.06	$0.06	$0.13	$0.22
From discontinued operations	$(0.01)	$(0.13)	$(0.04)	$(0.11)
Basic earnings (loss) per share attributable to GSI Group Inc.	$0.05	$(0.07)	$0.09	$0.11
Diluted Earnings (Loss) per Common Share:
From continuing operations	$0.06	$0.06	$0.13	$0.22
From discontinued operations	$(0.01)	$(0.13)	$(0.04)	$(0.11)
Diluted earnings (loss) per share attributable to GSI Group Inc.	$0.05	$(0.07)	$0.09	$0.11

(1)	Due to the Company’s net loss attributable to GSI Group Inc. for the three months ended September 28, 2012, all potentially dilutive shares were excluded as their effect would have been anti-dilutive.

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

The following table summarizes the fair values of our financial assets as of September 27, 2013 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents	$3,143	$3,143	$—	$—

The following table summarizes the fair values of our financial assets as of December 31, 2012 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents	$2,511	$2,511	$—	$—

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

AS OF SEPTEMBER 27, 2013

(Unaudited)

The following table summarizes changes in goodwill for the nine months ended September 27, 2013 (in thousands):

September 27, 2013
Balance at beginning of the period	$44,578
Goodwill acquired from NDS acquisition	26,509

Balance at end of period	$71,087

Goodwill acquired from the NDS acquisition is reflected in the Precision Technologies segment. Goodwill by reportable segment as of September 27, 2013 is as follows (in thousands):

	Reportable Segment		Total
	Laser Products	Precision Technologies
Goodwill	$84,592	$118,149	$202,741
Accumulated impairment of goodwill	(54,099)	(77,555)	(131,654)

Total	$30,493	$40,594	$71,087

Goodwill by reportable segment as of December 31, 2012, as restated to conform to the current period segment presentation, is as follows (in thousands):

	Reportable Segment		Total
	Laser Products	Precision Technologies
Goodwill	$84,592	$91,640	$176,232
Accumulated impairment of goodwill	(54,099)	(77,555)	(131,654)

Total	$30,493	$14,085	$44,578

Intangible Assets

Intangible assets as of September 27, 2013 and December 31, 2012, respectively, are summarized as follows (in thousands):

	September 27, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and acquired technologies	$68,294	$(54,778)	$13,516	$61,667	$(50,904)	$10,763
Customer relationships	55,517	(22,911)	32,606	33,245	(18,981)	14,264
Customer backlog	3,623	(3,516)	107	2,355	(2,355)	—
Trademarks, trade names and other	13,331	(4,322)	9,009	5,780	(3,814)	1,966

Amortizable intangible assets	140,765	(85,527)	55,238	103,047	(76,054)	26,993

Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027

Totals	$153,792	$(85,527)	$68,265	$116,074	$(76,054)	$40,020

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

AS OF SEPTEMBER 27, 2013

(Unaudited)

Definite-lived intangible assets are amortized on either a straight-line basis or an economic benefits basis over their remaining useful life. Amortization expense, by classification, in the consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Amortization expense – cost of sales	$1,343	$791	$3,937	$2,373
Amortization expense – operating expenses	1,772	663	5,625	1,988

Total amortization expense	$3,115	$1,454	$9,562	$4,361

Estimated amortization expense for each of the five succeeding years and thereafter as of September 27, 2013, is as follows (in thousands):

Year Ending December 31,	Cost of Sales	Operating Expenses	Total
2013 (remainder of year)	$1,343	$1,645	$2,988
2014	4,953	6,041	10,994
2015	3,310	5,444	8,754
2016	1,965	5,050	7,015
2017	1,573	4,720	6,293
Thereafter	372	18,822	19,194

Total	$13,516	$41,722	$55,238

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	September 27, 2013	December 31, 2012
Raw materials	$38,328	$30,554
Work-in-process	12,419	11,959
Finished goods	11,200	8,023
Demo and consigned inventory	3,126	2,265

Total inventories	$65,073	$52,801

Accrued Expenses and Other Current Liabilities

	September 27, 2013	December 31, 2012
Accrued compensation and benefits	$7,489	$6,655
Accrued warranty	3,658	2,777
Customer deposits	1,573	3,033
Other	9,614	6,497

Total	$22,334	$18,962

Accrued Warranty

	Nine Months Ended
	September 27, 2013	September 28, 2012
Balance at beginning of the period	$2,777	$3,035
Provision charged to cost of sales	1,399	1,958
Acquisition related warranty accrual	998	—
Use of provision	(1,517)	(2,191)
Foreign currency exchange rate changes	1	50

Balance at end of period	$3,658	$2,852

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

AS OF SEPTEMBER 27, 2013

(Unaudited)

9. Debt

Debt consisted of the following (in thousands):

	September 27, 2013	December 31, 2012
Senior Credit Facilities – term loan	$44,375	$50,000
Senior Credit Facilities – revolving credit facility	34,000	—

Total Senior Credit Facilities	$78,375	$50,000

Senior Credit Facilities

The Company’s amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”) provides for a $50.0 million, 5-year, term loan facility due in quarterly installments of $1.9 million beginning in January 2013 and a $75.0 million, 5-year, revolving credit facility (collectively, the “Senior Credit Facilities”) that matures in December 2017. Quarterly installments due in the next twelve months amount to $7.5 million and are classified as a current liability in the consolidated balance sheet. On September 13, 2013, we entered into a third amendment to the Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment increases the accordion feature provided in the Amended and Restated Credit Agreement from uncommitted $50.0 million to uncommitted $100.0 million in aggregate of our revolving credit facility and term loan.

The Company is required to satisfy certain financial and non-financial covenants under the Amended and Restated Credit Agreement. The Company is in compliance with these covenants as of September 27, 2013.

Fair Value of Debt

As of September 27, 2013 and December 31, 2012, the outstanding balance of the Company’s Senior Credit Facilities approximated their fair value based on current rates available to the Company for debt of the same maturity, and is classified as Level 2 within the fair value hierarchy.

10. Share-Based Compensation

The table below summarizes activities relating to restricted stock units issued and outstanding under the 2010 Incentive Award Plan during the nine months ended September 27, 2013:

	Restricted Stock Units (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	804	$10.90
Granted	424	$9.61
Vested	(250)	$11.54
Forfeited	(23)	$10.92

Unvested at September 27, 2013	955	$10.16

Expected to vest as of September 27, 2013	938

The total fair value of restricted stock units that vested during the nine months ended September 27, 2013 was $2.4 million based on the market price of the underlying stock on the day of vesting.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

AS OF SEPTEMBER 27, 2013

(Unaudited)

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations under the 2010 Incentive Award Plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Selling, general and administrative	$1,264	$1,102	$3,993	$3,342
Research and development and engineering	48	31	129	80
Cost of sales	32	23	90	57
Restructuring and other	—	51	—	51

Total share-based compensation expense	$1,344	$1,207	$4,212	$3,530

The expense recorded during the nine months ended September 27, 2013 and September 28, 2012 includes $0.5 million and $0.6 million, respectively, related to deferred stock units granted to the members of the Company’s Board of Directors, pursuant to the Company’s 2010 Incentive Award Plan. The expense associated with the respective deferred stock units was recognized in full on the respective date of grant, as the deferred stock units were fully vested and nonforfeitable on the date of grant.

11. Employee Benefit Plans

The net periodic pension cost for the U.K. defined benefit pension plan includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Components of the net periodic pension cost:
Interest cost	$355	$343	$1,064	$1,028
Expected return on plan assets	(346)	(315)	(1,037)	(943)
Amortization of actuarial loss	167	98	501	293

Net periodic pension cost	$176	$126	$528	$378

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

The Company’s reported effective tax rate on income from continuing operations of 42.6% for the three months ended September 27, 2013 differs from the expected Canadian blended statutory rate of 26.0% primarily due to income earned in jurisdictions with varying tax rates and losses in jurisdictions with a valuation allowance which are not benefitted in the income tax provision in the current period. The Company’s reported effective tax rate on income from continuing operations of 48.5% for the nine months ended September 27, 2013 differs from the expected Canadian blended statutory rate of 26.0% primarily due to income earned in jurisdictions with varying tax rates and losses in jurisdictions with a valuation allowance which are not benefitted in the income tax provision in the current period. The Company’s reported effective tax rate on income from continuing operations for the three and nine months ended September 28, 2012 of 21.5% and 15.7%, respectively, differs from the current period effect tax rates due to the utilization of valuation allowances in the prior year comparable periods.

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

During the fourth quarter of 2012, the Company reached a settlement agreement with the IRS and Department of Justice regarding the IRS audit for the 2000 through 2008 tax years. This settlement was accepted by the Congressional Joint Committee on Taxation during the second quarter of 2013. During the third quarter of 2013, the Company received cash refunds from the IRS of $12.5 million and continues to record an income tax receivable of $0.3 million as of September 27, 2013. In addition, the Company expects to realize the benefit relating to the carryback and carryforward of certain net operating losses in 2014, which will result in the refund of tax payments made in the carryback periods and lower income tax payments in the carryforward periods.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

AS OF SEPTEMBER 27, 2013

(Unaudited)

On September 13, 2013, the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986 (the “Code”), regarding the deduction and capitalization of expenditures related to tangible property. In addition, the IRS proposed regulations under Section 168 of the Code regarding dispositions of tangible property. These final and proposed regulations will be effective for the Company’s fiscal year ending December 31, 2014. Transition guidance providing the procedural rules to comply with such regulations is expected to be released in the near term. The Company is in the process of reviewing the regulations and the related impact on its consolidated financial statements.

13. Restructuring Costs and Other

The following table summarizes restructuring costs and other expenses in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
2011 restructuring	$85	$974	$2,316	$5,626
2012 restructuring	—	1,711	—	1,711
2013 restructuring	1,443	—	2,370	—
Germany restructuring	—	43	8	59

Total restructuring charges	$1,528	$2,728	$4,694	$7,396
Total acquisition related charges	113	—	1,199	—

Total restructuring costs and other	$1,641	$2,728	$5,893	$7,396

2011 Restructuring

In November 2011, the Company announced a strategic initiative (“2011 restructuring”), which aimed to consolidate operations to reduce our cost structure and improve operational efficiency. As part of this initiative, the Company eliminated facilities through consolidation of certain manufacturing, sales and distribution facilities and exit of businesses. The Company completed the 2011 restructuring plan during the nine months ended September 27, 2013. The Company records restructuring charges (benefits), as necessary, related to this plan for changes in estimates for facilities that were exited as part of the 2011 restructuring plan.

Presented below are actual cash charges, including severance and relocation costs, facility closure costs and consulting costs and non-cash charges related to accelerated depreciation for changes in estimated useful lives of certain long-lived assets for which the Company exited with respect to the 2011 restructuring plan (in thousands):

	Three Months Ended		Nine Months Ended		Cumulative Costs for Plan
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012	September 27, 2013
Cash charges (benefits)	$(40)	$974	$1,850	$3,735	$7,020
Non-cash charges	125	—	466	1,891	3,320

Total restructuring costs	$85	$974	$2,316	$5,626	$10,340

The following table summarizes restructuring costs for each segment and unallocated corporate costs related to the 2011 restructuring plan (in thousands):

	Three Months Ended		Nine Months Ended		Cumulative Costs for Plan
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012	September 27, 2013
Laser Products	$75	$371	$2,044	$4,335	$8,119
Precision Technologies	—	452	53	652	746
Unallocated restructuring costs(1)	10	151	219	639	1,475

Total restructuring costs	$85	$974	$2,316	$5,626	$10,340

(1)	Represents consulting and severance restructuring costs related to corporate and shared service functions.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

AS OF SEPTEMBER 27, 2013

(Unaudited)

2013 Restructuring

During the first half of 2013, the Company initiated a plan following our acquisition of NDS to integrate the NDS business into our operating structure and further reduce manufacturing and operating costs across businesses to leverage our infrastructure and further integrate our product lines. The Company incurred $1.3 million and $2.2 million of cash related charges during the three and nine months ended September 27, 2013, respectively, related to this plan primarily related to exit costs associated with a facility exited during the first quarter of 2013, employee severance and an officer severance. The Company expects to incur between $0.2 million and $0.5 million of remaining cash charges related to this plan for the remainder of 2013.

The following table summarizes restructuring costs for each segment and unallocated corporate costs related to the 2013 restructuring plan (in thousands):

	Three Months Ended	Nine Months Ended
	September 27, 2013	September 27, 2013
Laser Products	$767	$938
Precision Technologies	437	1,138
Unallocated restructuring costs(1)	239	294

Total restructuring costs	$1,443	$2,370

(1)	Represents consulting and severance restructuring costs related to corporate and shared service functions.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Accelerated Depreciation	Other
Balance at December 31, 2012	$2,030	$1,304	$489	$—	$237
Restructuring charges	4,694	2,374	1,349	66	905
Cash payments	(4,361)	(2,428)	(996)	—	(937)
Acquired lease obligation	128	—	128	—	—
Non-cash write-offs and other adjustments	(147)	21	21	(66)	(123)

Balance at September 27, 2013	$2,344	$1,271	$991	$—	$82

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

14. Commitments and Contingencies

Operating Leases

The Company leases certain equipment and facilities under operating lease agreements. Excluding leases acquired as a result of the NDS acquisition, there have been no material changes to the Company’s operating leases through September 27, 2013 from those discussed in Note 15 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Future minimum lease payments under the existing operating leases for NDS are as follows (in thousands):

Year Ending December 31,	Operating Leases
2013 (remainder of year)	$327
2014	1,223
2015	84
Thereafter	—

Total	$1,634

Purchase Commitments

There have been no material changes to the Company’s purchase commitments from those discussed in Note 15 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

AS OF SEPTEMBER 27, 2013

(Unaudited)

Legal Proceedings

During the third quarter of 2005, the Company’s French subsidiary, GSI Lumonics SARL (“GSI France”), filed for bankruptcy protection, which was granted on July 7, 2005. On April 18, 2006, the commercial court of Le Creusot (France) ordered GSI France to pay approximately 0.7 million Euros to SCGI in the context of a claim filed by SCGI that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. No appeal was lodged. On May 6, 2011, GSI Group Ltd. was served with summons from the official receiver of GSI France demanding that GSI Group Ltd. and the Company’s German subsidiary, GSI Group GmbH, appear before the Paris commercial court. GSI Group GmbH was subsequently served with a separate summons from the official receiver. The cases against GSI Group Ltd. and GSI Group GmbH were subsequently combined into a single case (docket number 2011/088718). The receiver claimed (i) that the bankruptcy proceedings initiated against GSI France in 2005 should be extended to GSI Group Ltd. and GSI Group GmbH on the ground that GSI France’s decisions were actually made by GSI Group Ltd. and that GSI Group GmbH made financial advances for no consideration, which would reveal in both cases confusion of personhood, or (ii) alternatively, that GSI Group Ltd. be ordered to pay approximately 3.1 million Euros (i.e. the aggregate of GSI France’s liabilities, consisting primarily of approximately 0.7 million Euros to SCGI and approximately 2.4 million Euros to GSI Group GmbH) on the ground that GSI Group Ltd. is liable in tort for having disposed of GSI France’s assets freely and for having paid all of GSI France’s debts except for the liability to SCGI. On June 19, 2012, the receiver withdrew its claim with respect to extending the bankruptcy proceedings to GSI Group Ltd. and GSI Group GmbH. On September 4, 2013, the Paris commercial court dismissed the receiver’s tort claims in whole on the ground that the action was time-barred. On October 9, 2013, the receiver lodged an appeal before the court of appeals of Paris. The calendar of the proceedings before the court of appeals of Paris has not yet been determined. The Company currently does not believe a loss is probable. Accordingly, no accrual has been made in the Company’s accompanying consolidated financial statements with respect to this claim.

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

During the fourth quarter of 2012, the Company reached a settlement agreement with the IRS and Department of Justice regarding the IRS audit for the 2000 through 2008 tax years. This settlement was accepted by the Congressional Joint Committee on Taxation during the second quarter of 2013. During the third quarter of 2013, the Company received cash refunds from the IRS of $12.5 million. The Company continues to record an income tax receivable of $0.3 million as of September 27, 2013. In addition, the Company expects to realize the benefit relating to the carryback and carryforward of certain net operating losses in 2014, which will result in the refund of tax payments made in the carryback periods and lower income tax payments in the carryforward periods.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

AS OF SEPTEMBER 27, 2013

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

Reportable Segment Financial Information

Sales, gross profit, gross profit margin and operating income by reportable segments are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Sales
Laser Products	$50,340	$48,369	$142,519	$138,828
Precision Technologies	35,144	21,151	111,386	66,257

Total	$85,484	$69,520	$253,905	$205,085

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Gross Profit
Laser Products	$20,882	$19,245	$56,857	$56,683
Precision Technologies	14,964	9,903	46,759	31,230
Corporate (1)	(55)	(295)	(163)	(712)

Total	$35,791	$28,853	$103,453	$87,201

(1)	Corporate costs primarily represent unallocated overhead.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

AS OF SEPTEMBER 27, 2013

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Gross Profit Margin
Laser Products	41.5%	39.8%	39.9%	40.8%
Precision Technologies	42.6%	46.8%	42.0%	47.1%
Total	41.9%	41.5%	40.7%	42.5%

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Operating Income
Laser Products	$7,653	$5,379	$16,258	$13,313
Precision Technologies	2,754	3,689	11,032	14,208
Corporate, shared services and unallocated (2)	(4,689)	(5,276)	(16,276)	(15,811)

Total	$5,718	$3,792	$11,014	$11,710

(2)	Corporate and shared services costs primarily represent corporate and shared service function costs which are not allocated to the operating segments, including restructuring and all acquisition related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, anticipated financial performance; expected liquidity and capitalization; expectations regarding our restructuring plans; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases; expected cost reductions in our fiber lasers; anticipated sales performance; industry trends; market conditions; changes in accounting principles and changes in actual or assumed tax liabilities; expectations regarding tax exposure; anticipated reinvestment of future earnings; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and dispositions and anticipated benefits from prior acquisitions; anticipated outcomes of legal proceedings and litigation matters; and anticipated use of currency hedges. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activity; our significant dependence upon our customers’ capital expenditures, which are subject to cyclical market fluctuations; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate and successfully commercialize our innovations; delays in our delivery of new products; our reliance upon third party distribution channels subject to credit, business concentration and business failure risks beyond our control; fluctuations in our quarterly results, and our failure to meet or exceed our expected financial performance; customer order timing and other similar factors beyond our control; our dependence on one customer in our medical components business; disruptions or breaches in security of our information technology systems; changes in interest rates, credit ratings or foreign currency exchange rates; risk associated with our operations in foreign countries; disruptions to our manufacturing operations as a result of natural disasters; our increased use of outsourcing in foreign countries; our failure to comply with local import and export regulations in the jurisdictions in which we operate; our history of operating losses and our ability to sustain our profitability; our exposure to the credit risk of some of our customers and in weakened markets; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our ability to make divestitures that provide business benefits; our failure to successfully integrate recent and future acquisitions into our business; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of or defects in raw materials, certain key components or other goods from our suppliers; production difficulties and product delivery delays or disruptions; our failure to comply with various federal, state and foreign regulations; changes in governmental regulation of our business or products; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; our ability to utilize our net operating loss carryforwards and other tax attributes; fluctuations in our effective tax rates; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; volatility in the market price for our common shares; our dependence on significant cash flow to service our indebtedness and fund our operations; our ability to access cash and other assets of our subsidiaries; the influence of certain significant shareholders over our business; provisions of our articles of incorporation may delay or prevent a change in control; our significant existing indebtedness may limit our ability to engage in certain activities; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and elsewhere in such Annual Report on Form 10-K. In this Quarterly Report on Form 10-Q, the words “anticipates”, “believes”, “expects”, “intends”, “future”, “could”, “estimates”, “plans”, “would”, “should”, “potential”, “continues”, and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Accounting Period

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “our”) interim financial statements are prepared on a quarterly basis ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

Business Overview

We design, develop, manufacture and sell precision photonics and motion control components and sub-systems for applications demanding extremely high levels of performance. Our technology is targeted primarily at Original Equipment Manufacturers (“OEMs”) for incorporation into products and systems for a wide range of applications in major markets including: medical, industrial, electronics and scientific. In January 2013, we acquired NDS Surgical Imaging (“NDS”) for $82.7 million in cash. In October 2013, we finalized the closing working capital adjustments with the seller resulting in an adjusted purchase price of $80.8 million. Based in San Jose, California, NDS designs, manufactures, and markets high definition visualization solutions and imaging informatics products for the surgical and radiology end-markets.

During the first quarter of 2013, as a result of the NDS acquisition and restructuring activities, we realigned our reportable segments into two segments: Laser Products and Precision Technologies. The segment realignment resulted in our laser scanners product line being moved to the Laser Products segment and added NDS to the Precision Technologies segment. The segment realignment was based on the following factors: (i) customers and sales channel overlap; (ii) commonality amongst customer applications; (iii) allocation of resources, as the Company has a Group President for each of its two reportable segments who is held accountable for the overall results of the respective segment; (iv) consistency with the structure of our senior management non-equity incentive program for each segment’s senior management; (v) grouping together those product lines whose organizational and operating cost structures we expect will be consolidated in the future; and (vi) meetings between the chief operating decision maker and the two segment Group Presidents to review the operating performance of each segment and to allocate resources.

Prior year reportable segment financial information has been revised based on the circumstances outlined above. The remaining reportable segments and their principal activities consist of the following:

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

Significant Events and Updates

IRS Claim

During the fourth quarter of 2012, we reached a settlement agreement with the IRS and Department of Justice regarding the IRS audit for the 2000 through 2008 tax years. This settlement was accepted by the Congressional Joint Committee on Taxation during the second quarter of 2013. During the third quarter of 2013, we received cash refunds from the IRS of $12.5 million and continue to record an income tax receivable of $0.3 million as of September 27, 2013. In addition, the Company expects to realize the benefit relating to the carryback and carryforward of certain net operating losses in 2014, which will result in the refund of tax payments made in the carryback periods and lower income tax payments in the carryforward periods.

Acquisition of NDS Surgical Imaging

On January 15, 2013, we completed the acquisition of NDS, a San Jose, California-based company that designs, manufactures, and markets high definition visualization solutions and imaging informatics products for the surgical and radiology end-markets, for $82.7 million in cash, subject to customary closing working capital adjustments. In October 2013, we finalized the closing working capital adjustments with the seller for $1.9 million in favor of the Company, resulting in an adjusted purchase price of $80.8 million. The working capital adjustments were paid out of the seller’s funds and the escrow account in accordance with the purchase and sale agreement. In addition, a total of $5.4 million held in escrow after the payments of closing working capital adjustments can be utilized as indemnification of certain representations and warranties claims against the seller until the expiration of the escrow arrangement in July 2014. We expect that the addition of NDS will help us leverage our existing medical OEM sales channels and our expertise in color measurement technology. In addition, the medical applications that NDS serves with its products are adjacent to several of our existing medical applications. There are also a number of common customers with some of our existing businesses, which we expect will strengthen our key OEM customer relationships. As a consequence of the transaction, the Company combined its medical printers product line with the NDS product line to form the medical components reporting unit.

Discontinued Operations Update

In June 2012, we committed to a plan for the sale of the Semiconductor Systems operating segment, sold under the GSI brand name, and Laser Systems product lines, sold under the Control Laser and Baublys brand names, and began accounting for these businesses as discontinued operations in the second quarter of 2012. In October 2012, we sold certain assets and liabilities of the Lasers Systems business to Hans Laser for $7.0 million, subject to working capital adjustments. In September 2013, we paid $0.4 million to Hans Laser as the final net working capital adjustment.

The Laser Systems facility in Orlando, Florida was retained by the Company. We are currently leasing the facility to Hans Laser under an operating lease agreement which was extended through October 2014. During the second quarter of 2013, it was determined that it was not probable that the facility would be sold within the next twelve months and, as a result, we reclassified the facility from assets held for sale to property, plant and equipment.

In May 2013, we consummated the sale of certain assets and liabilities of our Semiconductor Systems business to Electro Scientific Industries, Inc. (“ESI”) for $8.0 million in cash, subject to closing working capital adjustments, and recognized a $0.3 million loss on the sale of the business, net of tax, during the second quarter of 2013. In September 2013, we settled the final net working capital adjustment with ESI for $1.7 million in favor of the Company.

2011 Restructuring Plan Update

We have completed our 2011 restructuring plan that began in the fourth quarter of 2011, with a goal of eliminating up to twelve (12) facilities and targeting as much as $5.0 million in annualized cost savings through a combination of site consolidations and divestitures, with divestitures resulting in the elimination of up to five facilities. During the second quarter of 2013, we completed the sale of the Semiconductor Systems business, resulting in eleven facilities exited under the 2011 restructuring plan. In June 2013, we also sold our previously exited scientific lasers facility located in East Setauket, New York for net cash consideration of $4.3 million and recognized a loss on the sale of the facility of $0.2 million. We continue to record restructuring charges (benefits) related to changes in estimates associated with facilities exited as part of our 2011 restructuring plan. During the three months ended September 27, 2013, we recorded less than $0.1 million in restructuring costs related to facility costs under the 2011 restructuring plan.

We incurred $2.3 million of charges during the nine months ended September 27, 2013, related to the 2011 restructuring plan. These consisted of cash charges of $1.9 million and non-cash charges of $0.4 million during the nine months ended September 27, 2013. Cash charges primarily relate to severance and facility costs associated with the consolidation of our various facilities. Non-cash charges primarily relate to non-cash adjustments for accelerated depreciation, the loss on sale of our East Setauket, New York facility and depreciation on our Orlando, Florida facility.

2013 Restructuring Plan

During 2013, we initiated a plan following our acquisition of NDS to integrate the NDS business into our operating structure and further reduce our manufacturing and operating costs across our businesses to leverage our infrastructure and further integrate our product lines. We incurred $1.3 million and $2.2 million of cash charges during the three and nine months ended September 27, 2013, respectively, and $0.1 million of non-cash charges during the three and nine months ended September 27, 2013, respectively. Charges related to this plan primarily relate to exit costs associated with a facility that we exited during the first quarter of 2013, employee severance and an officer severance. We expect to incur between $0.2 million and $0.5 million of cash charges related to this plan for the remainder of 2013.

Results of Operations for the Three and Nine Months Ended September 27, 2013 Compared with the Three and Nine Months Ended September 28, 2012

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.1	58.5	59.3	57.5

Gross profit	41.9	41.5	40.7	42.5

Operating expenses:
Research and development and engineering	7.7	8.0	7.9	8.2
Selling, general and administrative	23.5	23.2	24.0	24.0
Amortization of purchased intangible assets	2.1	0.9	2.2	1.0
Restructuring costs and other	1.9	3.9	2.3	3.6

Total operating expenses	35.2	36.0	36.4	36.8

Income from operations	6.7	5.5	4.3	5.7
Interest income (expense), net	(1.0)	(0.9)	(1.1)	(1.0)
Foreign exchange transaction gains (losses), net	(1.9)	(1.0)	(0.3)	(0.5)
Other income (expense), net	0.6	0.2	0.4	0.2

Income from continuing operations before income taxes	4.4	3.8	3.3	4.4
Income tax provision	1.9	0.8	1.6	0.7

Income from continuing operations	2.5	3.0	1.7	3.7
Loss from discontinued operations, net of tax	(0.1)	(6.6)	(0.3)	(1.9)
Loss on disposal of discontinued operations, net of tax	(0.3)	—	(0.2)	—

Consolidated net income (loss)	2.1	(3.6)	1.2	1.8
Less: Net (income) loss attributable to noncontrolling interest	0.0	0.0	0.0	0.0

Net income (loss) attributable to GSI Group Inc.	2.1%	(3.6)%	1.2%	1.8%

Overview of Financial Results

Total sales for the three and nine months ended September 27, 2013 increased 23.0% and 23.8%, respectively, compared to the prior year comparable periods. Our NDS acquisition accounted for a 21.0% and 24.2% increase during the three and nine months ended September 27, 2013, respectively. In addition, foreign currency exchange rates adversely impacted our sales by 1.0% during the three and nine months ended September 27, 2013, respectively.

Excluding the impact of the NDS acquisition and changes in foreign exchange rates, total sales for the three and nine months ended September 27, 2013 increased 3.0% and 0.6%, respectively, compared to the prior year comparable period. Our organic sales growth is summarized as follows:

	Three Months Ended Percentage Change	Nine Months Ended Percentage Change
Reported growth	23.0%	23.8%
Less: Change attributable to NDS acquisition	21.0%	24.2%
Plus: Change due to foreign currency	1.0%	1.0%

Organic growth	3.0%	0.6%

The organic growth in our sales for the three months ended September 27, 2013 compared to the prior year comparable period was primarily attributable to an increase in sales volume of our scanning solutions products during the third quarter of 2013 as a result of our continued investment in our scanning solutions products and greater market penetration. In addition, we experienced growth in our air bearing spindles product line, which experienced a short-term rebound in demand from the printed circuit board industry. These increases were partially offset by declines in sales of our scientific lasers and optical encoders product lines. Similar dynamics impacted our organic sales for the nine months ended September 27, 2013 compared to the prior year comparable period.

From an end market standpoint, we continued to focus on our strategic growth areas and increased our total proportion of revenue attributable to the medical end market as a result of the acquisition of NDS during the first quarter of 2013. We believe this strategy will help drive more predictable and sustainable sales growth over the long term.

Income from operations for the three months ended September 27, 2013 increased $1.9 million, or 50.8%, from the prior year comparable period. This increase was primarily attributable to lower restructuring costs as a result of the completion of the 2011 and 2012 restructuring programs and increased profitability amongst certain business lines. These increases were partially offset by amortization of intangible assets of $1.7 million as a result of the NDS acquisition. Income from operations for the nine months ended September 27, 2013 decreased $0.7 million, or 5.9%, from the prior year comparable period. The decrease was primarily attributable to amortization of intangible assets and fair value of inventory step up amortization of $5.9 million as a result of the NDS acquisition. This decrease was partially offset by lower restructuring costs as a result of the completion of the 2011 and 2012 restructuring programs.

Diluted earnings per share (“Diluted EPS”) from continuing operations of $0.06 in the three months ended September 27, 2013 remained flat from the prior year comparable period. Higher income from operations for the three months ended September 27, 2013 was offset by the increase in foreign exchange transaction losses and income tax provision compared to the prior year comparable period. Diluted EPS from continuing operations of $0.13 in the nine months ended September 27, 2013 decreased by $0.09 from the prior year comparable period as a result of lower income from operations due to higher amortization expense associated with the acquisition of NDS and an increase in the income tax provision. Our prior year income tax provision for both the three and nine months ended September 28, 2012 were lower due to the release of valuation allowance.

Sales

The following table sets forth sales by segment for the periods noted (dollars in thousands):

	Three Months Ended
	September 27, 2013	September 28, 2012	Increase (Decrease)	Percentage Change
Laser Products	$50,340	$48,369	$1,971	4.1%
Precision Technologies	35,144	21,151	13,993	66.2%

Total	$85,484	$69,520	$15,964	23.0%

	Nine Months Ended
	September 27, 2013	September 28, 2012	Increase (Decrease)	Percentage Change
Laser Products	$142,519	$138,828	$3,691	2.7%
Precision Technologies	111,386	66,257	45,129	68.1%

Total	$253,905	$205,085	$48,820	23.8%

Laser Products

Laser Products segment sales for the three months ended September 27, 2013 increased by $2.0 million, or 4.1%, compared to the prior year comparable period. Changes in foreign currency rates adversely impacted our sales by $0.4 million, or 0.8%, as compared to the prior year comparable period. Excluding the effect of foreign exchange rate movements, sales increased $2.4 million, or 4.9%, primarily due to growth in sales of our scanning business line, driven by strong demand and greater market penetration, as well as increased sales volume of Sealed CO2 lasers products. These increases were partially offset by a decrease in sales volume of our scientific lasers products.

Laser Products segment sales for the nine months ended September 27, 2013 increased by $3.7 million, or 2.7%, compared to the prior year comparable period. Changes in foreign currency rates adversely impacted our sales by $1.3 million, or 0.9%, as compared to the prior year comparable period. Excluding the effect of foreign exchange rate movements, sales increased $5.0 million, or 3.6%, primarily due to an increase in sales of our scanning business line, driven by strong demand and greater market penetration, partially offset by a decline in sales of our scientific lasers products.

We continue to invest in and release new high power fiber lasers and scanning solutions products, such as our Lightning II Digital Scanning subsystems for ultra-high accuracy and speed laser material processing application. We shipped our first 3kW laser to an OEM customer and expect to ship the first phase of our new lower cost high power architecture by the end of this year.

Precision Technologies

Precision Technologies segment sales for the three months ended September 27, 2013 increased by $14.0 million, or 66.2%, compared to the prior year comparable period. The NDS acquisition increased sales by $14.6 million from the prior year comparable period. Changes in foreign currency rates adversely impacted our sales by $0.3 million, or 1.4%, as compared to the prior year comparable period. Excluding the effect of our NDS acquisition and foreign exchange rate movements, our sales decreased $0.3 million, or 1.5%. This decrease was attributable to a decline in sales volume of our optical encoders product line which was driven by sales to a customer in the data storage market in 2012 that did not repeat in 2013 and, to a lesser extent, a decline in sales volume in our medical printers product line. These decreases were partially offset by an increase in sales of our air bearing spindles products which experienced a short-term rebound in demand from the printed circuit board industry.

Precision Technologies segment sales for the nine months ended September 27, 2013 increased by $45.1 million, or 68.1%, compared to the prior year comparable period. The NDS acquisition increased sales by $49.7 million from the prior year comparable period. Changes in foreign currency rates adversely impacted our sales by $0.8 million, or 1.2%, as compared to the prior year comparable period. Excluding the effect of our NDS acquisition and foreign exchange rate movements, our sales decreased $3.8 million, or 5.7%. This decrease was due to similar business dynamics experienced during the three months ended September 27, 2013.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Gross profit:
Laser Products	$20,882	$19,245	$56,857	$56,683
Precision Technologies	14,964	9,903	46,759	31,230
Corporate	(55)	(295)	(163)	(712)

Total	$35,791	$28,853	$103,453	$87,201

Gross profit margin:
Laser Products	41.5%	39.8%	39.9%	40.8%
Precision Technologies	42.6%	46.8%	42.0%	47.1%
Total	41.9%	41.5%	40.7%	42.5%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Laser Products

Laser Products segment gross profit for the three months ended September 27, 2013 increased $1.6 million, or 8.5%, compared to the prior year comparable period primarily due to changes in product mix. Laser Products segment gross profit margin was 41.5% for the three months ended September 27, 2013, compared to a gross profit margin of 39.8% for the prior year comparable period. The 1.7 percentage point increase in gross profit margin was primarily due to a change in product mix, specifically increases in sales of our scanning business line.

Laser Products segment gross profit for the nine months ended September 27, 2013 increased $0.2 million, or 0.3%, compared to the prior year comparable period primarily due to changes in product mix. Laser Products segment gross profit margin was 39.9% for the nine months ended September 27, 2013, compared with a gross profit margin of 40.8% for the prior year comparable period. The 0.9 percentage point decrease in gross profit margin was attributable to an unfavorable impact of sales of our fiber lasers which had a negative impact on our gross margin.

We initiated a strategy and development program focused on releasing cost competitive and flexible high-power architecture fiber lasers to address an increasing demand from the market and our customers. This also includes accelerating our new lower cost high power fiber laser architecture, focusing our development efforts, and reducing our overall organizational cost.

Precision Technologies

Precision Technologies segment gross profit for the three months ended September 27, 2013 increased $5.1 million, or 51.1%, compared to the prior year comparable period primarily due to the acquisition of NDS in January 2013. The NDS acquisition accounted for the majority of the increase in gross profit from the prior year comparable period. Excluding the impact of NDS, gross profit remained flat compared to the prior year comparable period. Precision Technologies segment gross profit margin was 42.6% for the three months ended September 27, 2013, compared with a gross profit margin of 46.8% for the prior year comparable period. The 4.2 percentage point decrease in gross profit margin was primarily driven by the acquisition of NDS, partially offset by improvement in gross profit margin of our spindles product line as compared to the prior year comparable period. Improvement in gross profit margin of our spindles product line is attributable to the cost reduction measures taken in the prior year.

Precision Technologies segment gross profit for the nine months ended September 27, 2013 increased $15.5 million, or 49.7%, compared to the prior year comparable period primarily due to the acquisition of NDS in January 2013, partially offset by a decline in gross profit attributable to lower sales of our medical printers and optical encoders products. Precision Technologies segment gross profit margin was 42.0% for the nine months ended September 27, 2013, compared with a gross profit margin of 47.1% for the prior year comparable period. The 5.1 percentage point decrease in gross profit margin percentage was primarily driven by the acquisition of NDS.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Research and development and engineering	$6,585	$5,545	$19,988	$16,933
Selling, general and administrative	20,075	16,125	60,933	49,174
Amortization of purchased intangible assets	1,772	663	5,625	1,988
Restructuring costs and other	1,641	2,728	5,893	7,396

Total	$30,073	$25,061	$92,439	$75,491

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee related expenses and cost of materials for R&D projects.

R&D expenses were $6.6 million, or 7.7% of sales, during the three months ended September 27, 2013, compared with $5.5 million, or 8.0% of sales, during the prior year comparable period. R&D expenses increased in terms of total dollars during the three months ended September 27, 2013 due to the acquisition of NDS. This was partially offset by lower employee compensation as a result of our restructuring plans and lower project costs.

R&D expenses were $20.0 million, or 7.9% of sales, during the nine months ended September 27, 2013, compared with $16.9 million, or 8.2% of sales, during the prior year comparable period. R&D expenses increased in terms of total dollars during the nine months ended September 27, 2013 primarily due to similar factors experienced during the three months ended September 27, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, facilities and executive management functions. SG&A expenses were $20.1 million, or 23.5% of sales, during the three months ended September 27, 2013, compared with $16.1 million, or 23.2% of sales, during the prior year comparable period. SG&A expenses increased in terms of total dollars due to the acquisition of NDS.

SG&A expenses were $60.9 million, or 24.0% of sales, during the nine months ended September 27, 2013, compared with $49.2 million, or 24.0% of sales, during the prior year comparable period. SG&A expenses increased in terms of total dollars due to the acquisition of NDS and, to a lesser extent, from an increase in employee compensation compared to the prior year comparable period. These increases were partially offset by lower facility related costs as a result of our restructuring plans.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization for developed technologies included in cost of sales, was $1.8 million, or 2.1% of sales, during the three months ended September 27, 2013, compared with $0.7 million, or 0.9% of sales, during the prior year comparable period. The increase, in terms of total dollars and as a percentage of sales, was related to the amortization of acquired intangible assets as part of the NDS acquisition.

Amortization of purchased intangible assets, excluding the amortization for developed technologies included in cost of sales, was $5.6 million, or 2.2% of sales, during the nine months ended September 27, 2013, compared with $2.0 million, or 1.0% of sales, during the prior year comparable period. The increase, in terms of total dollars and as a percentage of sales, was related to the amortization of acquired intangible assets as part of the NDS acquisition.

Restructuring Costs and Other

We recorded restructuring costs and other charges of $1.6 million during the three months ended September 27, 2013, compared with $2.7 million during the prior year comparable period. During the three months ended September 27, 2013, we recorded restructuring charges primarily related to our 2013 restructuring program. Total cash charges were $1.3 million primarily related to severance and facility charges. Non-cash charges were $0.3 million primarily related to depreciation on our Orlando facility and write off of certain fixed assets. During the prior year comparable period, we recorded cash restructuring charges of $2.7 million related to our 2011 and 2012 restructuring programs. Cash charges consisted of severance, facility and other related costs.

We recorded restructuring costs and other charges of $5.9 million during the nine months ended September 27, 2013, compared with $7.4 million during the prior year comparable period. During the nine months ended September 27, 2013, we recorded restructuring charges primarily related to our 2011 and 2013 restructuring programs. Total cash charges were $4.1 million primarily related to severance and facility charges. Non-cash charges were $0.6 million related to accelerated depreciation resulting from changes in estimated useful lives of certain long-lived assets which we exited, a loss on the sale of our East Setauket, New York facility and depreciation on our Orlando facility. We also recorded $1.2 million of acquisition related costs primarily associated with our acquisition of NDS in January 2013. During the prior year comparable period, we recorded cash and non-cash restructuring charges of $5.5 million and $1.9 million, respectively, related to our 2011 and 2012 restructuring programs. Cash charges consisted of severance, facility, legal and consulting fees and other related costs while non-cash charges consisted of accelerated depreciation resulting from changes in estimated useful lives of certain long-lived assets which we exited.

Operating Income by Segment

The following table sets forth operating income by segment for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Operating Income
Laser Products	$7,653	$5,379	$16,258	$13,313
Precision Technologies	2,754	3,689	11,032	14,208
Corporate, shared services and unallocated	(4,689)	(5,276)	(16,276)	(15,811)

Total	$5,718	$3,792	$11,014	$11,710

Laser Products

Laser Products operating income for the three months ended September 27, 2013 increased by $2.3 million, or 42.3%, compared to the prior year comparable period. The increase in operating income was due to higher gross margin due to favorable changes in product mix and lower restructuring costs compared to the prior year comparable period.

Laser Products operating income for the nine months ended September 27, 2013 increased by $2.9 million, or 22.1%, compared to the prior year comparable period due to similar factors experienced during the three months ended September 27, 2013.

Precision Technologies

Precision Technologies operating income for the three months ended September 27, 2013 decreased by $0.9 million, or 25.3%, compared to the prior year comparable period. The decrease was primarily due to amortization of intangibles related to the acquisition of NDS totaling $1.7 million partially offset by lower operating costs compared to the prior year comparable period as a result of our restructuring plans.

Precision Technologies operating income for the nine months ended September 27, 2013 decreased by $3.2 million, or 22.4%, compared to the prior year comparable period. Similar to the three month period, the decrease was due to amortization of intangibles and step up of inventory fair value related to the acquisition of NDS totaling $5.9 million offset by lower operating costs compared to the prior year comparable period as a result of our restructuring plans.

Corporate, Shared Services and Unallocated

Corporate, shared services and unallocated costs primarily represent corporate and shared service function costs that are not allocated to the operating segments, including certain restructuring and all acquisition related costs. These costs for the three months ended September 27, 2013 decreased compared to the prior year comparable period due to lower restructuring costs. The increase in corporate costs during the nine months ended September 27, 2013 compared to the prior year comparable period is primarily due to acquisition related costs of $1.2 million incurred during 2013.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Interest income (expense), net	$(839)	$(656)	$(2,649)	$(2,143)
Foreign exchange transaction gains (losses), net	(1,637)	(685)	(866)	(957)
Other income (expense), net	540	167	1,201	399

Total	$(1,936)	$(1,174)	$(2,314)	$(2,701)

Interest Income (Expense), Net

The increase in interest income (expense), net from the 2012 periods to the comparable 2013 periods was the result of higher average debt levels during 2013 which was partially offset by lower average interest rates. We have higher debt in 2013 as a result of our acquisition of NDS in January 2013. The weighted average interest rate on the Senior Credit Facilities was 2.9% and 3.3% during the three months ended September 27, 2013 and September 28, 2012, respectively, and 2.8% and 3.3% during the nine months ended September 27, 2013 and September 28, 2012, respectively. Included in interest income (expense), net was non-cash interest expense of $0.2 million and $0.7 million during the three and nine month periods ended September 27, 2013, respectively, related to amortization of deferred financing costs on our debt.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were ($1.6) million net losses for the three months ended September 27, 2013, compared to ($0.7) million net losses for the prior year comparable period due to changes in the U.S. Dollar against the Euro, British Pound and Japanese Yen.

Foreign exchange transaction gains (losses), net, were ($0.9) million net losses for the nine months ended September 27, 2013, compared to ($1.0) million net losses for the prior year comparable period due to changes in the U.S. Dollar against the Euro, British Pound and Japanese Yen.

Other Income (Expense), Net

Other income (expense), net, was $0.5 million and $1.2 million during the three and nine months ended September 27, 2013, respectively, compared to $0.2 million and $0.4 million during the three and nine months ended September 28, 2012, respectively. Other income (expense), net is primarily related to the earnings from our equity investment in Laser Quantum. As a result of a share buy-back program by Laser Quantum, our ownership percentage in the entity increased from 25.1% to 41.2% during the second quarter of 2013.

Income Taxes

The effective tax rate for the three months ended September 27, 2013 was 42.6% compared to 21.5% for the prior year comparable period. The effective tax rate for the three months ended September 27, 2013 differs from the Canadian blended statutory rate of 26.0% primarily due to income earned in jurisdictions with varying tax rates and losses in jurisdictions with a valuation allowance which are not benefited in the income tax provision in the current period.

The effective tax rate for the nine months ended September 27, 2013 was 48.5% compared to 15.7% for the prior year comparable period. The effective tax rate for the nine months ended September 27, 2013 differs from the Canadian blended statutory rate of 26.0% primarily due to similar dynamics impacting our effective tax rate for the three months ended September 27, 2013.

The Company’s reported effective tax rate on income from continuing operations for the three and nine months ended September 28, 2012 of 21.5% and 15.7%, respectively, were lower than the current period effect tax rates due to the utilization of valuation allowances in the prior years.

In the third quarter of 2013, we initiated the process of implementing certain legal structure changes intended to better align our businesses. As a result of actions taken to date, we are currently able to recognize a significant portion of the income tax benefit associated with the tax deductions on the amortization of NDS goodwill and intangible assets. We expect to complete our legal entity restructuring in the first half of 2014. Our effective tax rate is expected to decrease as a consequence of the change in our legal entity structure.

Discontinued Operations

Loss from discontinued operations, net of tax, was $0.1 million during the three months ended September 27, 2013, compared to loss from discontinued operations, net of tax, of $4.6 million during the prior year comparable period. The decrease is primarily due to the sale of the Semiconductor Systems business in May 2013 and the sale of the Laser Systems business in October 2012.

Loss from discontinued operations, net of tax, was $0.8 million during the nine months ended September 27, 2013 compared to loss from discontinued operations, net of tax, of $3.8 million during the prior year comparable period. The decrease is primarily due to the sale of the Semiconductor Systems business in May 2013 and the sale of the Laser Systems business in October 2012, offset by severance paid to Semiconductor Systems employees during 2013 as a result of the sale.

In September 2013, we settled the closing working capital adjustments with the buyers of both the Semiconductor Systems and Laser Systems businesses. As a result, we recorded a loss on sale, net of tax, of $0.3 million during the three months ended September 27, 2013.

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

Our ability to make payments on our indebtedness and to fund our operations may be dependent upon the earnings and the distribution of funds from our subsidiaries. Local laws and regulations and/or the terms of our indebtedness restrict certain of our subsidiaries from paying dividends and transferring assets to us. We cannot assure you that applicable laws and regulations and/or the terms of our indebtedness will permit our subsidiaries to provide us with sufficient dividends, distributions or loans when necessary.

In October 2013, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may be repurchased through an accelerated stock purchase agreement, on the open market, or in privately negotiated transactions, in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase program does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. The Company expects to fund the share repurchase through cash on hand and future cash flows from operations.

As of September 27, 2013, $25.5 million of our $53.7 million cash and cash equivalents was held by our subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries. However, in certain instances, we have identified excess cash for which we may repatriate and we have established deferred tax liabilities for the expected tax cost.

Amended and Restated Credit Agreement

In December 2012, we entered into an amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”), consisting of a $50.0 million, 5-year term loan facility and a $75.0 million, 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in December 2017. On September 13, 2013, we entered into a third amendment to the Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment increases the accordion feature provided in the Amended and Restated Credit Agreement from uncommitted $50.0 million to uncommitted $100.0 million in aggregate of our revolving credit facility and term loan.

As of September 27, 2013, we had outstanding term loans of $44.4 million and revolving loans of $34.0 million outstanding under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum allowed leverage ratio, and a minimum required fixed charge coverage ratio (as defined in the Amended and Restated Credit Agreement). The following table summarizes these financial covenant requirements and our compliance as of September 27, 2013:

	Requirement	Actual
Maximum consolidated leverage ratio	2.75	1.58
Minimum consolidated fixed charge coverage ratio	1.50	3.75

Cash Flows for the Nine Months Ended September 27, 2013 and September 28, 2012

The following table summarizes our cash and cash equivalent balances, cash flows and unused and available funds under our revolving credit facility for the periods indicated (dollars in thousands):

	Nine Months Ended
	September 27, 2013	September 28, 2012
Net cash provided by operating activities	$34,448	$21,499
Net cash used in investing activities	$(72,921)	$(3,451)
Net cash provided by (used in) financing activities	$26,802	$(21,288)

	September 27, 2013	December 31, 2012
Cash and cash equivalents	$53,690	$65,788
Unused and available funds under revolving credit facility	$41,000	$75,000

Operating Cash Flows

Cash provided by operating activities was $34.4 million for the nine months ended September 27, 2013, compared to $21.5 million for the prior year comparable period. Cash provided by operating activities for the nine months ended September 27, 2013 increased $12.9 million from the prior year comparable period primarily due to tax refunds received as a result of settlement with the IRS and higher earnings before depreciation and amortization included in the net income for the period. For the nine months ended September 27, 2013, our consolidated net income was $3.0 million, which included non-cash expenses amounting to $23.1 million. For the nine months ended September 28, 2012, our consolidated net income was $3.8 million, which included non-cash expenses amounting to $17.4 million. In addition, we generated a net cash inflow of $8.3 million from changes in operating assets and liabilities from December 31, 2012 to September 27, 2013. This compares to a net cash inflow of $0.3 million from changes in operating assets and liabilities from December 31, 2011 to September 28, 2012. This increase was attributable to a $12.5 million tax refund received in the third quarter of 2013, partially offset by payments made as part of our restructuring plans. We continue to make efforts to reduce our working capital needs for the Company, including: conforming payment terms across our businesses; aligning customer and vendors payment terms; institutionalizing more robust policies and receivable collection processes; and improving our manufacturing processes and practices to reduce inventory. The Company began these efforts earlier this year and expects to see the benefit of these programs in 2014 and beyond.

Investing Cash Flows

Cash used in investing activities was $72.9 million during the nine months ended September 27, 2013, compared to $3.5 million used during the nine months ended September 28, 2012. Cash used in investing activities for the nine months ended September 27, 2013 was primarily due to cash consideration of $82.7 million paid for the purchase of NDS in January 2013 and capital expenditures of $3.1 million, offset by net cash received from the sale of the Semiconductor Systems business and finalization of working capital adjustments totaling $8.2 million and proceeds from the sale of property, plant and equipment of $4.6 million primarily related to the sale of our East Setauket, New York facility.

Cash outflows from investing activities during the nine months ended September 28, 2012 was primarily related to capital expenditures made during the period.

Financing Cash Flows

Cash provided by financing activities was $26.8 million during the nine months ended September 27, 2013, consisting of $60.0 million of borrowings under our revolving credit facility used to pay for a portion of the cash consideration paid for NDS, offset by $5.6 million for our contractual term loan payments and $26.0 million of optional repayments of borrowings under our revolving credit facility. The Company also made payments on withholding taxes from vested stock-based compensation awards of $0.8 million and capital lease payments of $0.6 million.

Cash used in financing activities was $21.3 million during the nine months ended September 28, 2012, consisting of contractual payments on our term loan of $7.5 million, an optional payment of our revolving credit facility of $13.0 million and cash payments of our capital lease of $0.6 million.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our debt, operating and capital leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Excluding leases acquired as a result of the NDS acquisition and the $60.0 million drawdown on our credit facility to fund the NDS acquisition, through September 27, 2013, we have not entered into any material new or modified contractual obligations since the end of the fiscal year ended December 31, 2012. Our credit facility bears an interest rate of 2.7% as of September 27, 2013 and is due upon maturity in December 2017. The NDS leases have minimum lease payments of $0.3 million for the remainder of 2013, $1.2 million in 2014, and $0.1 million in 2015.

Off-Balance Sheet Arrangements

The Company has an equity method investment in a privately held company located in the United Kingdom, Laser Quantum Ltd. Group (“Laser Quantum”). As a result of a share buy-back program initiated by Laser Quantum during the second quarter of 2013, our ownership percentage in the entity increased from 25.1% to 41.2%. We continue to recognize the earnings of the entity under the equity method.

Through September 27, 2013, we have not entered into any other off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuation and interest rate sensitivity. During the three and nine months ended September 27, 2013, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of September 27, 2013, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 27, 2013.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 27, 2013 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

During the third quarter of 2005, the Company’s French subsidiary, GSI Lumonics SARL (“GSI France”), filed for bankruptcy protection, which was granted on July 7, 2005. On April 18, 2006, the commercial court of Le Creusot (France) ordered GSI France to pay approximately 0.7 million Euros to SCGI in the context of a claim filed by SCGI that a Laserdyne 890 system delivered in 1999 had unresolved technical problems. No appeal was lodged. On May 6, 2011, GSI Group Ltd. was served with summons from the official receiver of GSI France demanding that GSI Group Ltd. and the Company’s German subsidiary, GSI Group GmbH, appear before the Paris commercial court. GSI Group GmbH was subsequently served with a separate summons from the official receiver. The cases against GSI Group Ltd. and GSI Group GmbH were subsequently combined into a single case (docket number 2011/088718). The receiver claimed (i) that the bankruptcy proceedings initiated against GSI France in 2005 should be extended to GSI Group Ltd. and GSI Group GmbH on the ground that GSI France’s decisions were actually made by GSI Group Ltd. and that GSI Group GmbH made financial advances for no consideration, which would reveal in both cases confusion of personhood, or (ii) alternatively, that GSI Group Ltd. be ordered to pay approximately 3.1 million Euros (i.e. the aggregate of GSI France’s liabilities, consisting primarily of approximately 0.7 million Euros to SCGI and approximately 2.4 million Euros to GSI Group GmbH) on the ground that GSI Group Ltd. is liable in tort for having disposed of GSI France’s assets freely and for having paid all of GSI France’s debts except for the liability to SCGI. On June 19, 2012, the receiver withdrew its claim with respect to extending the bankruptcy proceedings to GSI Group Ltd. and GSI Group GmbH. On September 4, 2013, the Paris commercial court dismissed the receiver’s tort claims in whole on the ground that the action was time-barred. On October 9, 2013, the receiver lodged an appeal before the court of appeals of Paris. The calendar of the proceedings before the court of appeals of Paris has not yet been determined. The Company currently does not believe a loss is probable. Accordingly, no accrual has been made in the Company’s accompanying consolidated financial statements with respect to this claim.

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

During the fourth quarter of 2012, the Company reached a settlement agreement with the IRS and Department of Justice regarding the IRS audit for the 2000 through 2008 tax years. This settlement was accepted by the Congressional Joint Committee on Taxation during the second quarter of 2013. During the third quarter of 2013, the Company received cash refunds from the IRS of $12.5 million and continues to record an income tax receivable of $0.3 million as of September 27, 2013. In addition, the Company expects to realize the benefit relating to the carryback and carryforward of certain net operating losses in 2014, which will result in the refund of tax payments made in the carryback periods and lower income tax payments in the carryforward periods.

Item 1A. Risk Factors

The Company’s risk factors are described in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes in the risks affecting the Company since the filing of such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	03/14/12

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-180098	3.1	03/14/12

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

10.1	Third Amendment to Amended and Restated Credit Agreement, dated September 13, 2013, by and among GSI Group Corporation, NDS Surgical Imaging, LLC, GSI Group Inc., each of the other Guarantors party hereto, each lender party hereto, and Bank of America, N.A., as Administrative Agent					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 27, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 27, 2013 and September 28, 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 27, 2013 and September 28, 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 27, 2013 and September 28, 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ John A. Roush John A. Roush	Director, Chief Executive Officer	November 5, 2013

/s/ Robert J. Buckley Robert J. Buckley	Chief Financial Officer	November 5, 2013

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	03/14/12

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-180098	3.1	03/14/12

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

10.1	Third Amendment to Amended and Restated Credit Agreement, dated September 13, 2013, by and among GSI Group Corporation, NDS Surgical Imaging, LLC, GSI Group Inc., each of the other Guarantors party hereto, each lender party hereto, and Bank of America, N.A., as Administrative Agent					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 27, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 27, 2013 and September 28, 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 27, 2013 and September 28, 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 27, 2013 and September 28, 2012, and (v) Notes to Consolidated Financial Statements.