Form 10-Q
period 2014-03-28
GSI GROUP INC
filed 2014-05-06
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2014

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

As of April 28, 2014, there were 34,184,520 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	March 28, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$31,741	$60,980
Accounts receivable, net of allowance of $682 and $575, respectively	61,314	48,552
Inventories	63,834	58,290
Income taxes receivable	5,455	5,715
Deferred tax assets	8,786	6,351
Prepaid expenses and other current assets	4,872	5,134
Assets of discontinued operations	16,135	16,088

Total current assets	192,137	201,110
Property, plant and equipment, net	31,448	31,303
Deferred tax assets	497	519
Other assets	11,957	9,426
Intangible assets, net	102,763	65,293
Goodwill	115,182	71,156

Total assets	$453,984	$378,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$7,500	$7,500
Accounts payable	26,572	24,361
Income taxes payable	535	1,018
Deferred tax liabilities	214	214
Accrued expenses and other current liabilities	21,875	22,288
Liabilities of discontinued operations	7,336	6,398

Total current liabilities	64,032	61,779
Long-term debt	129,125	64,000
Deferred tax liabilities	4,389	—
Income taxes payable	8,018	5,596
Other liabilities	4,750	5,029

Total liabilities	210,314	136,404

Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 34,173 and 33,991, respectively	423,856	423,856
Additional paid-in capital	25,659	25,383
Accumulated deficit	(199,930)	(200,913)
Accumulated other comprehensive loss	(6,341)	(6,342)

Total GSI Group Inc. stockholders’ equity	243,244	241,984
Noncontrolling interest	426	419

Total stockholders’ equity	243,670	242,403

Total liabilities and stockholders’ equity	$453,984	$378,807

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended
	March 28, 2014	March 29, 2013
Sales	$79,133	$75,071
Cost of sales	47,028	44,440

Gross profit	32,105	30,631

Operating expenses:
Research and development and engineering	5,857	5,816
Selling, general and administrative	19,618	18,689
Amortization of purchased intangible assets	1,744	2,236
Restructuring and acquisition related costs	818	2,428

Total operating expenses	28,037	29,169

Income from operations	4,068	1,462
Interest income (expense), net	(837)	(898)
Foreign exchange transaction gains (losses), net	(19)	1,219
Other income (expense), net	581	369

Income from continuing operations before income taxes	3,793	2,152
Income tax provision	937	403

Income from continuing operations	2,856	1,749
Income (loss) from discontinued operations, net of tax	(1,866)	369

Consolidated net income	990	2,118
Less: Net income attributable to noncontrolling interest	(7)	(36)

Net income attributable to GSI Group Inc.	$983	$2,082

Earnings per common share from continuing operations:
Basic	$0.08	$0.05
Diluted	$0.08	$0.05
Earnings (loss) per common share from discontinued operations:
Basic	$(0.05)	$0.01
Diluted	$(0.05)	$0.01
Earnings per common share attributable to GSI Group Inc.:
Basic	$0.03	$0.06
Diluted	$0.03	$0.06
Weighted average common shares outstanding—basic	34,227	33,983
Weighted average common shares outstanding—diluted	34,669	34,271

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 28, 2014	March 29, 2013
Consolidated net income	$990	$2,118
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(63)	(5,694)
Pension liability adjustments, net of tax (2)	64	949

Total other comprehensive income (loss)	1	(4,745)

Total consolidated comprehensive income (loss)	991	(2,627)
Less: Comprehensive (income) attributable to noncontrolling interest	(7)	(36)

Comprehensive income (loss) to GSI Group Inc.	$984	$(2,663)

(1)	The tax effect on this component of comprehensive income was nominal for the three months ended March 28, 2014 and $1.3 million for the three months ended March 29, 2013.
(2)	The tax effect on this component of comprehensive income was not material for all periods presented. See Note 4 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive loss.

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 28, 2014	March 29, 2013
Cash flows from operating activities:
Consolidated net income	$990	$2,118

Less: Loss (income) from discontinued operations, net of tax	1,866	(369)

Income from continuing operations	2,856	1,749
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	4,829	5,259
Provision for inventory	465	840
Share-based compensation	1,439	1,531
Deferred income taxes	(1,990)	(981)
Earnings from equity investment	(573)	(361)
Non-cash interest expense	233	253
Non-cash restructuring and acquisition related charges	171	(414)
Other non-cash items	204	607
Changes in assets and liabilities which (used) provided cash, excluding effects from businesses purchased or classified as held for sale:
Accounts receivable	(4,919)	(4,370)
Inventories	1,449	(452)
Prepaid expenses, income taxes receivable and other current assets	388	146
Accounts payable, accrued expenses, income taxes payable and other current liabilities	(2,519)	2,335
Other non-current assets and liabilities	763	138

Cash provided by operating activities of continuing operations	2,796	6,280
Cash used in operating activities of discontinued operations	(1,299)	(1,672)

Cash provided by operating activities	1,497	4,608

Cash flows from investing activities:
Purchases of property, plant and equipment	(972)	(1,605)
Acquisition of business, net of cash acquired	(92,360)	(82,653)
Proceeds from the sale of property, plant and equipment	38	—

Cash used in investing activities of continuing operations	(93,294)	(84,258)
Cash used in investing activities of discontinued operations	(617)	(110)

Cash used in investing activities	(93,911)	(84,368)

Cash flows from financing activities:
Borrowings under revolving credit facility	70,000	60,000
Repayments of long-term debt and revolving credit facility	(4,875)	(6,875)
Payments for debt issuance costs	(712)	(145)
Payments of withholding taxes from stock-based awards	(1,371)	(639)
Capital lease payments	(246)	(233)
Excess tax benefits from stock-based awards	160	—
Other financing activities	235	—

Cash provided by financing activities of continuing operations	63,191	52,108
Cash provided by financing activities of discontinued operations	—	—

Cash provided by financing activities	63,191	52,108

Effect of exchange rates on cash and cash equivalents	(16)	(1,799)

Decrease in cash and cash equivalents	(29,239)	(29,451)
Cash and cash equivalents, beginning of period	60,980	65,788

Cash and cash equivalents, end of period	$31,741	$36,337

Supplemental disclosure of cash flow information:
Cash paid for interest	$489	$378
Cash paid for income taxes	1,026	449
Income tax refunds received	—	3

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 28, 2014

(Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”) design, develop, manufacture and sell precision photonic and motion control components and subsystems to Original Equipment Manufacturers (OEM’s) in the medical equipment and advanced industrial technology markets. Our highly engineered enabling technologies include laser sources, scanning and beam delivery products, medical visualization and informatics solutions, optical data collection and machine vision technologies and precision motion control products. We specialize in collaborating with OEM customers to adapt our component and subsystem technologies to deliver highly differentiated performance in their applications.

The accompanying unaudited interim consolidated financial statements have been prepared in U.S. dollars and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, these interim consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary for a fair presentation of the results of the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full year or for any future periods.

The interim consolidated financial statements include the accounts of the Company and its 50% owned joint venture, Excel Laser Technology Private Limited (“Excel SouthAsia JV”) which is reported as discontinued operations in the Company’s consolidated statements of operations . Intercompany transactions and balances have been eliminated. During the second quarter of 2013, the Company’s ownership percentage in a privately held company located in the United Kingdom, Laser Quantum Ltd. (“Laser Quantum”) increased from approximately 25% to 41% as a result of a share buy-back program by Laser Quantum. The Company continues to record the results of this entity under the equity method as it does not have a controlling interest in the entity.

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

Reclassifications

As discussed in Note 2, the Company classified the Scientific Lasers business as held for sale beginning in the first quarter of 2014. As a result, certain prior period information included in the consolidated financial statements has been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides guidance on determining when disposals can be presented as discontinued operations. ASU 2014-08 requires that only disposals representing a strategic shift in operations should be presented as discontinued operations. A strategic shift may include a disposal of a major line of business, major equity method investment or a major part of an entity. Additionally, ASU 2014-08 requires expanded disclosures regarding discontinued operations. This standard is effective prospectively for reporting periods beginning after December 15, 2014. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting for the Cumulative Translation Adjustment

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 provides clarification regarding whether ASC 810-10, “Consolidation – Overall” or ASC 830-30, “Foreign Currency Matters—Translation of Financial Statements,” applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. The revised standard is effective for reporting periods beginning after December 15, 2013. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit or a portion of an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar to a tax loss or a tax credit carryforward. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

2. Discontinued Operations

On January 31, 2014, the Company signed a letter of intent to sell certain assets and liabilities of its Scientific Lasers business, sold under the Continuum brand name, for $7.5 million in cash, subject to successful completion of confirmatory due diligence by the potential acquirer, entry into a definitive agreement and customary closing conditions. In addition, the agreement includes contingent consideration of up to $3.0 million based on the achievement of certain 2014 revenue targets. In the first quarter of 2014, the Company’s Board of Directors committed to a plan to sell the Scientific Lasers business. The Company determined that the asset held-for-sale criteria were satisfied and began to account for the Scientific Lasers business as discontinued operations in the first quarter of 2014, which was previously included in our Laser Products segment.

In May 2013, the Company consummated the sale of certain assets and liabilities of the Semiconductor Systems business to Electro Scientific Industries, Inc. (“ESI”) for $8.6 million in cash, net of selling costs.

The major components of the assets and liabilities of discontinued operations as of March 28, 2014 and December 31, 2013, respectively, are as follows (in thousands):

	March 28, 2014	December 31, 2013
Accounts receivable, net	$4,927	$5,361
Inventories	7,441	8,454
Prepaid and other current assets	2,012	247
Other assets	1,755	2,026

Assets of discontinued operations	$16,135	$16,088

Accounts payable	$2,303	$2,393
Accrued expenses and other current liabilities	2,991	2,295
Other liabilities	2,042	1,710

Liabilities of discontinued operations	$7,336	$6,398

The following table presents the operating results which are reported as discontinued operations in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended
	March 28, 2014	March 29, 2013
Sales from discontinued operations	$4,016	$15,130
Income (loss) from discontinued operations before income taxes	$(2,851)	$204
Income (loss) from discontinued operations, net of tax	$(1,866)	$369

The income (loss) from discontinued operations includes a $1.6 million fair value write-down of the Scientific Lasers business to its estimated fair value less costs to sell.

3. Business Combinations

On March 14, 2014, the Company acquired 100% of the outstanding stock of JADAK LLC, JADAK Technologies Inc. and Advance Data Capture Corporation (together, “JADAK”), a North Syracuse, New York-based provider of optical data collection and machine vision technologies to OEM medical device manufacturers, for $93.5 million in cash, subject to customary working capital adjustments. The Company expects the addition of JADAK will enable the Company to offer a broader range of highly engineered enabling technologies to leading medical equipment manufacturers. Acquisition-related costs are included in restructuring and acquisition related costs in the consolidated statements of operations. Acquisition related costs are as follows (in thousands):

	Three Months Ended	Cumulative Costs
	March 28, 2014	March 28, 2014
Acquisition-related costs	$650	$957

The acquisition of JADAK has been accounted for as a business combination. The allocation of the purchase price is preliminary and is based upon a valuation of assets and liabilities acquired. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of JADAK and the Company. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date). The purchase price allocation is preliminary and the primary areas of the purchase price allocation that are not yet finalized relate to the final settlement of working capital, inventory valuation, intangible assets, income taxes, and the amount of residual goodwill.

Based upon a preliminary valuation, the total purchase price was allocated as follows (in thousands):

Purchase Price Allocation
Cash	$1,140
Accounts receivable	7,929
Inventory	7,856
Property and equipment	904
Intangible assets	40,512
Other assets	1,980
Goodwill	44,026

Total assets acquired	104,347

Accounts payable	3,067
Other liabilities	2,031
Deferred tax liabilities	4,389

Total liabilities assumed	9,487

Total purchase price	94,860
Less cash acquired	(1,140)

Total purchase price, net of cash acquired	$93,720

As of March 28, 2014, the working capital adjustments had not been finalized and were estimated to be an additional cash payment of $1.4 million. The preliminary fair value of intangible assets is comprised of the following dollar amounts (in thousands):

	Estimated Fair Value	Weighted Average Amortization Period
Customer relationships	$24,136	20 years
Developed technology	11,129	10 years
Trademarks and trade names	2,129	10 years
Backlog	1,631	1 year
Non-compete covenant	1,487	5 years

Total	$40,512

The preliminary purchase price allocation resulted in $44.0 million of goodwill and $40.5 million of identifiable intangible assets, $60.3 million of which are expected to be deductible for tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flow potential attributable to: (i) JADAK’s ability to develop and market new products and technologies, (ii) JADAK’s ability to develop relationships with new customers, and (iii) expected sales synergies from cross-selling current and future product offerings of both JADAK and the Company to OEM customers.

The operating results of JADAK have been included in our consolidated statement of operations since the acquisition date. JADAK has contributed $2.2 million to sales and a $0.1 million loss to income from continuing operations since the acquisition date. The pro forma information for all periods presented below includes the effects of business combination accounting resulting from the acquisition of JADAK, including amortization charges from acquired intangible assets, interest expense on borrowings in connection with the acquisition, earn-out expenses, and the related tax effects as though the acquisition had been consummated as of the beginning of 2013. These pro forma results exclude the impact of transaction costs and the related tax effects included in the historical results. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2013.

	Three Months Ended
	March 28, 2014	March 29, 2013
Sales	$90,164	$86,846
Income from continuing operations	$3,237	$978
Earnings per share - Basic	$0.09	$0.03
Earnings per share - Diluted	$0.09	$0.03

4. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) is as follows (in thousands):

	Total accumulated other comprehensive income (loss)	Foreign currency translation adjustments	Pension liability
Balance at December 31, 2013	(6,342)	1,353	(7,695)
Other comprehensive loss	(108)	(63)	(45)
Amounts reclassified from other comprehensive loss (1)	109	—	109

Balance at March 28, 2014	$(6,341)	$1,290	$(7,631)

(1)	The amounts reclassified from other comprehensive loss were included in selling, general and administrative expenses in the consolidated statement of operations.

5. Earnings per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For diluted earnings per common share, the denominator also includes the dilutive effect of outstanding restricted stock units determined using the treasury stock method. For periods in which net losses are generated, the dilutive potential common shares are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. Dilutive effects of contingently issuable shares are included in the weighted average dilutive share calculation when the contingencies have been resolved.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 28, 2014	March 29, 2013
Numerators:
Consolidated net income	$2,856	$1,749
Less: income attributable to noncontrolling interest	(7)	(36)

Income from continuing operations	2,849	1,713
Income (loss) from discontinued operations	(1,866)	369

Net income attributable to GSI Group Inc.	$983	$2,082

Denominators:
Weighted average common shares outstanding—basic	34,227	33,983
Dilutive potential common shares	442	288

Weighted average common shares outstanding—diluted	34,669	34,271

Antidilutive common shares excluded from above	87	373

Basic Earnings (Loss) per Common Share:
From continuing operations	$0.08	$0.05
From discontinued operations	$(0.05)	$0.01
Basic earnings (loss) per share attributable to GSI Group Inc.	$0.03	$0.06

Diluted Earnings (Loss) per Common Share:
From continuing operations	$0.08	$0.05
From discontinued operations	$(0.05)	$0.01
Diluted earnings (loss) per share attributable to GSI Group Inc.	$0.03	$0.06

Common Stock Repurchases

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. As of December 31, 2013, the Company has cumulatively repurchased 50 thousand shares of its common stock in the open market for a weighted average share price of $10.49 per share. There were no share repurchases during the three months ended March 28, 2014.

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

The following table summarizes the fair values of our financial assets as of March 28, 2014 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents	$1,380	$1,380	$—	$—

The following table summarizes the fair values of our financial assets as of December 31, 2013 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents	$3,078	$3,078	$—	$—

See Note 9 to Consolidated Financial Statements for discussion of the estimated fair value of the Company’s outstanding debt.

7. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company tests its goodwill balances annually as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The Company performed its annual goodwill impairment test at the beginning of the second quarter of 2013 and noted no impairment of goodwill.

The following table summarizes changes in goodwill for the three months ended March 28, 2014 (in thousands):

Balance at beginning of the period	$71,156
Goodwill acquired from JADAK acquisition	44,026

Balance at end of period	$115,182

Goodwill acquired from the JADAK acquisition is reflected in the Medical Technologies segment. Goodwill by reportable segment as of March 28, 2014 is as follows (in thousands):

	Reportable Segment			Total
	Laser Products	Medical Technologies	Precision Motion
Goodwill	$132,954	$87,591	$26,291	$246,836
Accumulated impairment of goodwill	(102,461)	(12,147)	(17,046)	(131,654)

Total	$30,493	$75,444	$9,245	$115,182

Goodwill by reportable segment as of December 31, 2013 is as follows (in thousands):

	Reportable Segment			Total
	Laser Products	Medical Technologies	Precision Motion
Goodwill	$132,954	$43,565	$26,291	$202,810
Accumulated impairment of goodwill	(102,461)	(12,147)	(17,046)	(131,654)

Total	$30,493	$31,418	$9,245	$71,156

Intangible Assets

Intangible assets as of March 28, 2014 and December 31, 2013, respectively, are summarized as follows (in thousands):

	March 28, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and acquired technologies	$79,675	$(57,674)	$22,001	$68,500	$(56,327)	$12,173
Customer relationships	79,737	(25,821)	53,916	55,585	(24,340)	31,245
Customer backlog	2,900	(1,346)	1,554	1,269	(1,269)	—
Non-compete covenant	1,487	(16)	1,471	—	—	—
Trademarks and trade names	15,517	(4,723)	10,794	13,378	(4,530)	8,848

Amortizable intangible assets	179,316	(89,580)	89,736	138,732	(86,466)	52,266

Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027

Totals	$192,343	$(89,580)	$102,763	$151,759	$(86,466)	$65,293

All definite-lived intangible assets are amortized either on a straight-line basis or an economic benefit basis over their remaining useful life. Amortization expense for customer relationships, customer backlog, non-compete covenant, definite-lived trademarks, trade names and other intangibles is included in operating expenses in the accompanying consolidated statements of operations. Amortization expense for patents and acquired technologies is included in cost of goods sold in the accompanying consolidated statements of operations. Amortization expense is as follows (in thousands):

	Three Months Ended
	March 28, 2014	March 29, 2013
Amortization expense – cost of sales	$1,301	$1,251
Amortization expense – operating expenses	1,744	2,236

Total amortization expense	$3,045	$3,487

Estimated amortization expense for each of the five succeeding years and thereafter as of March 28, 2014 is as follows (in thousands):

Year Ending December 31,	Cost of Sales	Operating Expenses	Total
2014 (remainder of year)	$4,849	$8,481	$13,330
2015	4,804	9,292	14,096
2016	3,379	9,231	12,610
2017	2,890	8,255	11,145
2018	1,362	7,362	8,724
Thereafter	4,717	25,114	29,831

Total	$22,001	$67,735	$89,736

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	March 28, 2014	December 31, 2013
Raw materials	$39,152	$34,749
Work-in-process	9,724	9,744
Finished goods	12,023	10,682
Demo and consigned inventory	2,935	3,115

Total inventories	$63,834	$58,290

Accrued Expenses and Other Current Liabilities

	March 28, 2014	December 31, 2013
Accrued compensation and benefits	$7,288	$8,624
Accrued warranty	3,310	3,315
Customer deposits	670	551
Other	10,607	9,798

Total	$21,875	$22,288

Accrued Warranty

	Three Months Ended
	March 28, 2014	March 29, 2013
Balance at beginning of the period	$3,315	$2,204
Provision charged to cost of sales	481	257
Acquisition related warranty accrual	90	998
Use of provision	(571)	(366)
Foreign currency exchange rate changes	(5)	(53)

Balance at end of period	$3,310	$3,040

9. Debt

Debt consisted of the following (in thousands):

	March 28, 2014	December 31, 2013
Senior Credit Facilities – term loan	$40,625	$42,500
Senior Credit Facilities – revolving credit facility	96,000	29,000

Total Senior Credit Facilities	$136,625	$71,500

Senior Credit Facilities

The Company’s amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”) provides for a $50.0 million, 5-year, term loan facility due in quarterly installments of $1.9 million beginning in January 2013 and a $75.0 million, 5-year, revolving credit facility (collectively, the “Senior Credit Facilities”) that matures in December 2017. Quarterly installments due in the next twelve months amount to $7.5 million and are classified as a current liability in the consolidated balance sheet. On February 10, 2014, the Company entered into a fourth amendment (the “Fourth Amendment”). The Fourth Amendment increases the revolving credit facility commitment under the Amended and Restated Credit Agreement by $100 million from $75 million to $175 million and resets the accordion feature to $100 million for future expansion. In March, 2014, the Company made a $70.0 million drawdown on the credit facility to fund the JADAK acquisition. During the three months ended March 28, 2014, the Company incurred $0.7 million in deferred financing costs related to the Fourth Amendment.

The Company is required to satisfy certain financial and non-financial covenants under the Amended and Restated Credit Agreement. The Company is in compliance with these covenants as of March 28, 2014.

Fair Value of Debt

As of March 28, 2014 and December 31, 2013, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturity.

10. Share-Based Compensation

The table below summarizes activities relating to restricted stock units issued and outstanding under the 2010 Incentive Award Plan during the three months ended March 28, 2014:

	Restricted Stock Units (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	809	$10.20
Granted	295	$12.32
Vested	(292)	$11.02
Forfeited	—	$—

Unvested at March 28, 2014	812	$10.68

Expected to vest as of March 28, 2014	786

The total fair value of restricted stock units that vested during the three months ended March 28, 2014 was $3.6 million based on the market price of the underlying stock on the day of vesting.

The table below summarizes share-based compensation expense recorded in income from continuing operations in the consolidated statements of operations (in thousands):

	Three Months Ended
	March 28, 2014	March 29, 2013
Selling, general and administrative	$1,356	$1,470
Research and development and engineering	50	34
Cost of sales	33	27
Restructuring and acquisition related costs	46	—

Total share-based compensation expense	$1,485	$1,531

The expense recorded during each of the three months ended March 28, 2014 and March 29, 2013 includes $0.5 million related to deferred stock units granted to the members of the Company’s Board of Directors, pursuant to the Company’s 2010 Incentive Award Plan. The expense associated with the respective deferred stock units was recognized in full on the respective date of grant, as the deferred stock units were fully vested and non-forfeitable on the date of grant.

As noted in Note 3, on March 14, 2014, the Company acquired 100% of the outstanding stock of JADAK. In addition to the total purchase price, the Company granted restricted stock units in an aggregate of 180,000 shares to the four former owner-managers of JADAK and are intended to be employment inducement awards. These restricted stock units are performance based awards and will vest after two years if certain financial targets have been achieved.

11. Income Taxes

The Company determines its estimated annual effective tax rate at the end of each successive interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 27% in the determination of the estimated annual effective tax rate.

The Company’s reported effective tax rate on income from continuing operations of 24.7% for the three months ended March 28, 2014 differs from the expected Canadian statutory rate of 27% primarily due to income earned in jurisdictions with varying tax rates and losses in jurisdictions with a valuation allowance which are not benefitted in the income tax provision in the current period. The Company’s reported effective tax rate on income from continuing operations for the three months ended March 29, 2013 of 18.7%, differs from the current period effective tax rate due to the impact of beneficial discrete items in the prior year comparable period.

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

12. Restructuring and Acquisition Related Costs

The following table summarizes restructuring and acquisition related expenses in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	March 28, 2014	March 29, 2013
2011 restructuring	$28	$937
2013 restructuring	—	418
Germany restructuring	—	7

Total restructuring charges	$28	$1,362

Acquisition charges	$703	$1,066
JADAK earn-out costs	87	—

Total acquisition related charges	$790	$1,066

Total restructuring and acquisition related costs	$818	$2,428

Total acquisition related charges include professional fees and expenses recognized under earn-out agreements in connection with the acquisition of JADAK.

2011 Restructuring

In November 2011, the Company announced a strategic initiative (“2011 restructuring”), which aimed to consolidate operations to reduce our cost structure and improve operational efficiency. As part of this initiative, the Company eliminated facilities through consolidation of certain manufacturing, sales and distribution facilities and exit of Semiconductor and Laser Systems businesses. The Company substantially completed the 2011 restructuring program by the end of 2013.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Depreciation	Other
Balance at December 31, 2013	$1,272	$585	$648	$—	$39
Restructuring charges	28	(15)	(96)	125	14
Cash payments	(491)	(256)	(192)	—	(43)
Non-cash write-offs and other adjustments	(125)	—	—	(125)	—

Balance at March 28, 2014	$684	$314	$360	$—	$10

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

13. Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating and capital lease agreements. Excluding the leases acquired as part of the JADAK acquisition, there have been no material changes to the Company’s leases through March 28, 2014 from those discussed in Note 16 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Future minimum lease payments under the existing leases for JADAK are as follows (in thousands):

Year Ending December 31,	Leases
2014 (remainder of year)	$550
2015	845
2016	776
2017	800
2018	833
Thereafter	8,862

Total	$12,666

Purchase Commitments

Excluding JADAK’s purchase commitments, there have been no material changes to the Company’s purchase commitments from those discussed in Note 16 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. As of March 28, 2014, JADAK had unconditional commitments primarily for inventory purchases of $7.2 million. These purchase commitments are expected to be incurred as follows: $6.8 million in the remainder of 2014, and $0.4 million in 2015.

Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of these claims will have a material adverse effect upon its financial condition or results of operations but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect upon its financial condition or results of operations.

Guarantees and Indemnifications

In the normal course of its operations, the Company executes agreements that provide for indemnification and guarantees to counterparties in transactions such as business dispositions, sale of assets, sale of products and operating leases. Additionally, the by-laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which he or she is involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. Certain of our officers and directors are also party to an indemnification agreement with the Company. These indemnification agreements provide, among other things, that the director and officer shall be indemnified to the fullest extent permitted by applicable law against all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by such officer or director in connection with any proceeding by reason of his or her relationship with the Company. In addition, the indemnification agreements provide for the advancement of expenses incurred by such director or officer in connection with any proceeding covered by the indemnification agreement, subject to the conditions set forth therein and to the extent such advancement is not prohibited by law. The indemnification agreements also set out the procedures for determining entitlement to indemnification, the requirements relating to notice and defense of claims for which indemnification is sought, the procedures for enforcement of indemnification rights, the limitations on and exclusions from indemnification, and the minimum levels of directors’ and officers’ liability insurance to be maintained by the Company.

14. Segment Information

The Company evaluates the performance of, and allocates resources to, its segments based on sales, gross profit and operating profit. The Company’s reportable segments have been identified based on commonality of end markets, customers, applications and technologies amongst the Company’s individual product lines, which is consistent with the Company’s operating structure.

We operate in three reportable segments: Laser Products, Medical Technologies, and Precision Motion. The reportable segments and their principal activities consist of the following:

Laser Products

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

Medical Technologies

Our Medical Technologies segment designs, manufactures and markets a range of medical grade technologies, including visualization solutions, imaging informatics products, optical data collection and machine vision technologies, thermal printers, and light and color measurement instrumentation to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Precision Motion

Our Precision Motion segment designs, manufactures and markets optical encoders, air bearing spindles and precision machined components to customers worldwide. The vast majority of the segment’s product offerings are sold into the electronics, industrial and, to a lesser extent, the medical markets. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Reportable Segment Financial Information

Sales, gross profit, gross profit margin and operating income by reportable segments are as follows (in thousands):

	Three Months Ended
	March 28, 2014	March 29, 2013
Sales
Laser Products	$41,860	$38,164
Medical Technologies	22,367	23,557
Precision Motion	14,906	13,350

Total	$79,133	$75,071

	Three Months Ended
	March 28, 2014	March 29, 2013
Gross Profit
Laser Products	$17,013	$15,507
Medical Technologies	8,889	9,463
Precision Motion	6,416	5,768
Corporate, Shared Services and Unallocated	(213)	(107)

Total	$32,105	$30,631

	Three Months Ended
	March 28, 2014	March 29, 2013
Gross Profit Margin
Laser Products	40.6%	40.6%
Medical Technologies	39.7%	40.2%
Precision Motion	43.0%	43.2%
Total	40.6%	40.8%

	Three Months Ended
	March 28, 2014	March 29, 2013
Operating Income
Laser Products	$7,124	$4,693
Medical Technologies	(117)	1,445
Precision Motion	2,643	2,014
Corporate, Shared Services and Unallocated	(5,582)	(6,690)

Total	$4,068	$1,462

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, expectations regarding the sale of the Continuum Scientific Lasers business; anticipated financial performance; expected liquidity and capitalization; expectations regarding our medical markets strategy and the impact on shareholder value; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases; anticipated sales performance; industry trends; market conditions; changes in accounting principles and changes in actual or assumed tax liabilities; expectations regarding tax exposure; anticipated reinvestment of future earnings; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and dispositions and anticipated benefits from prior acquisitions; anticipated outcomes of legal proceedings and litigation matters; and anticipated use of currency hedges. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activity; our significant dependence upon our customers’ capital expenditures, which are subject to cyclical market fluctuations; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate and successfully commercialize our innovations; delays in our delivery of new products; our reliance upon third party distribution channels subject to credit, business concentration and business failure risks beyond our control; fluctuations in our quarterly results, and our failure to meet or exceed our expected financial performance; customer order timing and other similar factors beyond our control; disruptions or breaches in security of our information technology systems; changes in interest rates, credit ratings or foreign currency exchange rates; risk associated with our operations in foreign countries; disruptions to our manufacturing operations as a result of natural disasters; our increased use of outsourcing in foreign countries; our failure to comply with local import and export regulations in the jurisdictions in which we operate; our exposure to the credit risk of some of our customers and in weakened markets; our reliance on third party distribution channels; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business; our ability to make divestitures that provide business benefits; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of or defects in raw materials, certain key components or other goods from our suppliers; production difficulties and product delivery delays or disruptions; our failure to comply with various federal, state and foreign regulations; changes in governmental regulation of our business or products; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; our ability to utilize our net operating loss carryforwards and other tax attributes; fluctuations in our effective tax rates; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; volatility in the market price for our common shares; our dependence on significant cash flow to service our indebtedness and fund our operations; our ability to access cash and other assets of our subsidiaries; the influence of certain significant shareholders over our business; provisions of our articles of incorporation may delay or prevent a change in control; our significant existing indebtedness may limit our ability to engage in certain activities; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 under the heading “Risk Factors.” In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Accounting Period

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “our”) interim financial statements are prepared on a quarterly basis ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

Business Overview

We design, develop, manufacture and sell precision photonic and motion control components and subsystems to Original Equipment Manufacturers (“OEMs”) in the medical equipment and advanced industrial technology markets. We specialize in collaborating with OEM customers to adapt our component and subsystem technologies to deliver highly differentiated performance in their applications. On March 14, 2014, we acquired JADAK LLC, JADAK Technologies Inc. and Advance Data Capture Corporation (together, “JADAK”), a North Syracuse, New York-based provider of optical data collection and machine vision technologies to OEM medical device manufactures, for $93.5 million in cash, subject to certain customary working capital adjustments. The JADAK business line is reported as part of our Medical Technologies segment.

We operate in three reportable segments: Laser Products, Medical Technologies, and Precision Motion. The reportable segments and their principal activities consist of the following:

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

Our Medical Technologies segment designs, manufactures and markets a range of medical grade technologies, including visualization solutions, imaging informatics products, optical data collection and machine vision technologies, thermal printers, and light and color measurement instrumentation to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Our Precision Motion segment designs, manufactures and markets optical encoders, air bearing spindles and precision machined components to customers worldwide. The vast majority of the segment’s product offerings are sold into the electronics, industrial and, to a lesser extent, the medical markets. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

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

Significant Events and Updates

Acquisition of JADAK On March 14, 2014, we completed the acquisition of JADAK, a North Syracuse, New York-based provider of optical data collection and machine vision technologies to OEM medical device manufacturers, for $93.5 million in cash, subject to customary closing working capital adjustments. The addition of the JADAK technology platforms expands our portfolio of highly-differentiated enabling technologies. JADAK provides data collection and machine vision solutions to its customers, which primarily consist of OEM medical device manufacturers. JADAK’s products are based on technologies that include barcode components and scanners, machine vision cameras, RFID technology, magnetic stripe readers, portable platforms and associated software. JADAK’s products are highly engineered, application-specific components that are developed and manufactured to meet the extremely high performance and quality requirements of major medical OEMs. JADAK’s products are used in medical equipment to increase safety and reduce medical errors by verifying patient identity, validating the specified therapy or function and enhancing the accuracy of the medical procedure.

Discontinued Operations

On January 31, 2014, we signed a letter of intent to sell certain assets and liabilities of our Scientific Lasers business, sold under the Continuum brand name, for $7.5 million in cash, subject to successful completion of due diligence by the potential acquirer, entry into a definitive agreement, and customary closing conditions. In addition, the agreement includes contingent consideration of up to $3.0 million based on the achievement of certain 2014 revenue targets. We expect to sell this business by the end of 2014. We began accounting for this business as discontinued operations in the first quarter of 2014 and all prior year income statement, balance sheet, and cash flow information presented has been revised to reflect the results of this business as discontinued operations.

Results of Operations for the Three Months Ended March 28, 2014 Compared with the Three Months Ended March 29, 2013

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	March 28, 2014	March 29, 2013
Sales	100.0%	100.0%
Cost of sales	59.4	59.2

Gross profit	40.6	40.8

Operating expenses:
Research and development and engineering	7.4	7.7
Selling, general and administrative	24.9	24.9
Amortization of purchased intangible assets	2.2	3.0
Restructuring and acquisition related costs	1.0	3.3

Total operating expenses	35.5	38.9

Income from operations	5.1	1.9
Interest income (expense), net	(1.0)	(1.2)
Foreign exchange transaction gains (losses), net	(0.0)	1.6
Other income (expense), net	0.7	0.5

Income from continuing operations before income taxes	4.8	2.8
Income tax provision	1.2	0.5

Income from continuing operations	3.6	2.3
Income (loss) from discontinued operations, net of tax	(2.4)	0.5

Consolidated net income	1.2	2.8
Less: Net income attributable to noncontrolling interest	0.0	0.0

Net income attributable to GSI Group Inc.	1.2%	2.8%

Overview of Financial Results

Total sales for the three months ended March 28, 2014 increased 5.4% compared to the three months ended March 29, 2013. Our JADAK acquisition accounted for a 2.9% increase year over year. In addition, foreign currency exchange rates favorably impacted our sales by 1.1% during the three months ended March 28, 2014. Excluding the impact of the JADAK acquisition and changes in foreign exchange rates, total sales for the three months ended March 28, 2014 increased 1.4% compared to the prior year comparable period. Our organic sales growth is summarized as follows:

Three Months Ended Percentage Change
Reported growth	5.4%
Less: Change attributable to JADAK acquisition	2.9%
Less: Change due to foreign currency	1.1%

Organic growth	1.4%

The organic growth in our sales for the three months ended March 28, 2014 compared to the prior year comparable period was attributable to growth in all Laser Products and Precision Motion product lines. The increase in sales of Lasers Products segment was primarily attributable to an increase in sales volume across our product portfolio as a result of an increase in capital spending in the industrial and medical markets.

The growth in our Precision Motion segment was also driven by increases in sales volumes across our product portfolio, as a result of increases in capital spending in industrial and medical markets, and a new design win with a large Medical OEM.

The decrease in sales in our Medical Technologies segment was driven by a decline in sales in our visualization solutions and imaging informatics product lines as we experienced lower sales volume related to dual sourcing at an OEM customer that began in 2013.

From an end market standpoint, we continued to focus on our strategic growth investments, increasing our sales attributable to advanced industrial markets and medical markets. The acquisition of JADAK in March 2014 was aligned with this strategy and drove a significant increase in our end market sales into the medical markets. We believe this strategy will help drive more predictable and sustainable sales growth over the long term and consequently increase shareholder value.

Income from operations for the three months ended March 28, 2014 increased $2.6 million, or 178.2%, to $4.1 million from the prior year comparable period. This increase was primarily attributable to an increase in gross profit of $1.5 million as a result of higher sales, a $1.6 million reduction in restructuring and acquisition related costs as a result of the completion of various restructuring programs, and a $0.5 million decrease in amortization of intangibles and acquisition fair value adjustments compared to the three months ended March 29, 2013. These were partially offset by an increase in selling, general and administrative (“SG&A”) expenses of $0.9 million, which was related to investments the Company is making to accelerate our progress on our strategic objectives. Diluted earnings per share (“Diluted EPS”) from continuing operations of $0.08 in the three months ended March 28, 2014 increased $0.03 from the prior year comparable period primarily due to increase in income from operations, offset by a foreign currency loss in the current period compared to foreign currency gains in the prior year comparable period.

Sales

The following table sets forth sales by segment for the periods noted (dollars in thousands):

	Three Months Ended
	March 28, 2014	March 29, 2013	Increase (Decrease)	Percentage Change
Laser Products	$41,860	$38,164	$3,696	9.7%
Medical Technologies	22,367	23,557	(1,190)	(5.1%)
Precision Motion	14,906	13,350	1,556	11.7%

Total	$79,133	$75,071	$4,062	5.4%

Laser Products

Laser Products segment sales for the three months ended March 28, 2014 increased by $3.7 million, or 9.7%, compared to the prior year comparable period. We experienced revenue growth in all product lines, primarily attributable to an increase in capital spending in the industrial and medical markets.

Medical Technologies

Medical Technologies segment sales for the three months ended March 28, 2014 decreased by $1.2 million, or 5.1%, compared to the prior year comparable period. The JADAK acquisition accounted for $2.2 million of the increase in sales year over year. The acquisition of JADAK partially offset the impact of a significant decline in sales volume in our visualization solutions and imaging informatics products related to dual sourcing at an OEM customer that began in 2013.

Precision Motion

Precision Motion segment sales for the three months ended March 28, 2014 increased by $1.6 million, or 11.7%, compared to the prior year comparable period. This increase was driven by increases in sales volumes across our product portfolio, as a result of increases in capital spending in industrial and medical markets, and further compounded by a new design win with a large Medical OEM.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	March 28, 2014	March 29, 2013
Gross profit:
Laser Products	$17,013	$15,507
Medical Technologies	8,889	9,463
Precision Motion	6,416	5,768
Corporate	(213)	(107)

Total	$32,105	$30,631

Gross profit margin:
Laser Products	40.6%	40.6%
Medical Technologies	39.7%	40.2%
Precision Motion	43.0%	43.2%
Total	40.6%	40.8%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Laser Products

Laser Products segment gross profit for the three months ended March 28, 2014 increased $1.5 million, or 9.7%, compared to the prior year comparable period primarily due to Laser Products sales growth. Gross profit margin of our Laser Products remained consistent year over year as a result of our continuous improvement initiatives to lower our production costs in 2014, offset by sales mix.

Medical Technologies

Medical Technologies segment gross profit for the three months ended March 28, 2014 decreased $0.6 million, or 6.1%, compared to the prior year comparable period. The JADAK acquisition accounted for $0.8 million increase in gross profit year over year. Excluding the impact of JADAK, gross profit decreased by $1.4 million primarily as a result of a decline in sales volume in our visualization solutions and imaging informatics product lines. Medical Technologies segment gross profit margin was 39.7% for the three months ended March 28, 2014, compared with a gross profit margin of 40.2% for the prior year comparable period. The 0.5 percentage point decrease in gross profit margin was primarily related to the JADAK acquisition. Gross profit margin excluding JADAK is consistent with the prior year comparable period. Included in gross profit for the three months ended March 28, 2014 and March 29, 2013 was the amortization of our inventory fair value step-up and amortization of developed technology of $0.6 million and $0.9 million, respectively.

Precision Motion

Precision Motion segment gross profit for the three months ended March 28, 2014 increased $0.6 million, or 11.2%, compared to the prior year comparable period. The increase was primarily due to an increase in sales volume. Precision Motion segment gross profit margin remained consistent with the prior year comparable period.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended
	March 28, 2014	March 29, 2013
Research and development and engineering	$5,857	$5,816
Selling, general and administrative	19,618	18,689
Amortization of purchased intangible assets	1,744	2,236
Restructuring and acquisition related costs	818	2,428

Total	$28,037	$29,169

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $5.9 million, or 7.4% of sales, during the three months ended March 28, 2014, compared with $5.8 million, or 7.7% of sales, during the prior year comparable period. The increase in R&D expenses as a result of the JADAK acquisition was largely offset by a decrease in R&D project spending primarily due to the timing of such spending.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management. SG&A expenses were $19.6 million, or 24.9% of sales, during the three months ended March 28, 2014, compared with $18.7 million, or 24.9% of sales, during the prior year comparable period. SG&A expenses increased in terms of total dollars due to the addition of JADAK’s SG&A expenses, and an increase in employee compensation expense, as a result of investments the Company is making to accelerate our progress on our strategic objectives.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization for developed technologies included in cost of sales, was $1.7 million, or 2.2% of sales, during the three months ended March 28, 2014, compared with $2.2 million, or 3.0% of sales, during the prior year comparable period. The decrease, in terms of total dollars and as a percentage of sales, was related to the decrease in amortization of acquired intangible assets as part of the NDS acquisition, partially offset by the amortization of acquired intangible assets as a result of the JADAK acquisition.

Restructuring and Acquisition Related Costs

We recorded restructuring and acquisition related costs of $0.8 million during the three months ended March 28, 2014, compared with $2.4 million during the prior year comparable period. During the three months ended March 28, 2014, we recognized acquisition related costs associated with our JADAK acquisition of $0.8 million. During the three months ended March 29, 2013, we recognized $1.4 million restructuring expenses and $1.0 million acquisition related costs associated with our NDS acquisition.

Operating Income by Segment

The following table sets forth operating income by segment for the periods noted (in thousands):

	Three Months Ended
	March 28, 2014	March 29, 2013
Operating Income
Laser Products	$7,124	$4,693
Medical Technologies	(117)	1,445
Precision Motion	2,643	2,014
Corporate, shared services and unallocated	(5,582)	(6,690)

Total	$4,068	$1,462

Laser Products

Laser Products operating income for the three months ended March 28, 2014 increased by $2.4 million, or 51.8%, primarily due to an increase in gross profit of $1.5 million as a result of increased sales and a decrease in restructuring and acquisition related costs. The decrease in restructuring and acquisition related costs primarily relates to the relocation of our laser scanners product line in early 2013.

Medical Technologies

Medical Technologies operating income for the three months ended March 28, 2014 decreased by $1.6 million, or 108.1%, compared to the prior year comparable period. The decrease was primarily due to a decrease in gross profit of our visualization solutions and imaging informatics products as well as the timing of the NDS acquisition.

Precision Motion

Precision Motion operating income for the three months ended March 28, 2014 increased by $0.6 million, or 31.2%, compared to the prior year comparable period. The increase was primarily due to an increase in gross profit across our product lines.

Corporate, Shared Services and Unallocated

Corporate, shared services and unallocated costs primarily represent costs of corporate functions that are not allocated to the operating segments, including certain restructuring and all acquisition related costs. These costs for the three months ended March 28, 2014 decreased compared to the prior year comparable period due to lower restructuring costs and savings from prior restructurings. The Company recorded restructuring and other costs of $0.7 million during the three months ended March 28, 2014, compared to $1.2 million in the prior year comparable period.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (dollars in thousands):

	Three Months Ended
	March 28, 2014	March 29, 2013
Interest income (expense), net	$(837)	$(898)
Foreign exchange transaction gains (losses), net	(19)	1,219
Other income (expense), net	581	369

Total	$(275)	$690

Interest Income (Expense), Net

Interest income (expense) remained relatively consistent to the prior year comparable period. The weighted average interest rate on the Senior Credit Facilities was 3.42% and 2.89% during the three months ended March 28, 2014 and March 29, 2013, respectively. Included in net interest expense was non-cash interest expense of $0.2 million for both the current year and prior year comparable period, related to amortization of deferred financing costs on our debt.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were less than ($0.1) million net losses for the three months ended March 28, 2014, compared to $1.2 million net gains for the prior year comparable period due to changes in the U.S. Dollar against the British Pound, Yen and Euro. The U.S. Dollar was relatively flat for the three months ended March 28, 2014.

Other Income (Expense), Net

Other income (expense), net, was $0.6 million for the three months ended March 28, 2014, compared to $0.4 million for the prior year comparable period. Increase in other income (expense), net is primarily related to the increase in the ownership percentage for our equity investment in Laser Quantum.

Income Taxes

The effective tax rate for the three months ended March 28, 2014 was 24.7% compared to 18.7% for the prior year comparable period. The effective tax rates for the three months ended March 28, 2014 and March 29, 2013 differ from the Canadian statutory rate of 27.0% and 25%, respectively, primarily due to income earned in jurisdictions with varying tax rates and losses in jurisdictions with a valuation allowance which are not benefited in the income tax provision and the impact of discrete items reducing the tax provision for the period. For the three months ended March 28, 2014, we recognized $0.7 million net tax benefit associated with uncertain tax position upon expiration of statutes of limitations. In the three months ended March 29, 2013, we recorded a $0.7 million favorable impact from a correction of a prior period error.

Discontinued Operations

Income (loss) from discontinued operations, net of tax, was ($1.9) million and $0.4 million during the three months ended March 28, 2014 and March 29, 2013, respectively. The substantial decrease compared with the prior year comparable period is primarily due to the sale of the Semiconductor Systems business in May 2013 and $1.6 million pre-tax fair value write-down of the Scientific Lasers business to its estimated fair value less cost to sell. Excluding the impact of the fair value write-down, the pre-tax loss related to the Scientific Lasers business was $1.2 million during the three months ended March 28, 2014.

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

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, and market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

As of March 28, 2014, $17.4 million of our $31.7 million cash and cash equivalents was held by our subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions. However, in certain instances, we have identified excess cash for which we may repatriate and we have established deferred tax liabilities for the expected tax cost. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. The Company expects to fund the share repurchase through cash on hand and future cash flow from operations. As of December 31, 2013, the Company repurchased 50 thousand shares of its common stock for an aggregate amount of $0.5 million on the open market for a weighted average price of $10.49 per share. There have been no share repurchases to date in 2014.

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

As of March 28, 2014, we had outstanding term loans of $40.6 million and revolving loans of $96.0 million outstanding under the Senior Credit Facilities.

The Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum allowed leverage ratio, and a minimum required fixed charge coverage ratio (as defined in the Amended and Restated Credit Agreement). The following table summarizes these financial covenant requirements and our compliance as of March 28, 2014:

	Requirement	Actual
Maximum consolidated leverage ratio	3.00	2.24
Minimum consolidated fixed charge coverage ratio	1.50	4.92

Cash Flows for the Three Months Ended March 28, 2014 and March 29, 2013

The following table summarizes our cash and cash equivalent balances, cash flows from continuing operations and unused and available funds under our revolving credit facility for the periods indicated (dollars in thousands):

	Three Months Ended
	March 28, 2014	March 29, 2013
Net cash provided by operating activities of continuing operations	$2,796	$6,280
Net cash used in investing activities of continuing operations	$(93,294)	$(84,258)
Net cash provided by financing activities of continuing operations	$63,191	$52,108

	March 28, 2014	December 31, 2013
Cash and cash equivalents	$31,741	$60,980
Unused and available funds under revolving credit facility	$79,000	$46,000

Operating Cash Flows

Cash provided by continuing operations was $2.8 million for the three months ended March 28, 2014, compared to $6.3 million for the prior year comparable period. Cash provided by continuing operations for the three months ended March 28, 2014 decreased $3.5 million from the prior year comparable period due to a $2.6 million decrease in cash flow related to working capital. In the three months ended March 28, 2014, we had a net cash outflow of $2.5 million related to the timing of employment compensation payments, as well as cash payments associated with the Medical Device Tax, higher income tax payments, and vendor payments. In the three months ended March 29, 2013, we had a net cash inflow of $2.3 million from increases in accounts payable, accrued expenses, income taxes payable and other current liabilities related to timing.

Cash used in operating activities of discontinued operations was $1.3 million for the three months ended March 28, 2014, compared to $1.7 million from the prior year comparable period. Cash used in operations of discontinued operations for the three months ended March 28, 2014, was primarily due to net losses from our Scientific Lasers business.

Investing Cash Flows

Net cash used in investing activities of our continuing operations was $93.3 million during the three months ended March 28, 2014, compared to $84.3 million used during the three months ended March 29, 2013. Cash used in investing activities for the three months ended March 28, 2014 was primarily due to cash consideration paid for the JADAK acquisition in March 2014 and $1.0 million in capital expenditures.

Cash outflows from investing activities of continuing operations during the three months ended March 29, 2013 were primarily related to cash consideration paid for the NDS acquisition in January 2013 and $1.6 million in capital expenditures.

Cash used in investing activities of discontinued operations was $0.6 million for the three months ended March 28, 2014, compared to $0.1 million from the prior year comparable period. Cash used in investing activities of discontinued operations for the three months ended March 28, 2014 was primarily related to purchases of property, plant and equipment of $0.6 million.

Financing Cash Flows

Cash provided by financing activities of continuing operations was $63.2 million during the three months ended March 28, 2014, consisting of $70.0 million of borrowings under our revolving credit facility to fund the JADAK acquisition, offset by $1.9 million of contractual term loan payments, $3.0 million of optional repayments of borrowings under our revolving credit facility and $0.7 million fees paid in connection with the Fourth Amendment. The Company also made payroll tax payments on stock-based awards of $1.4 million.

Cash used in financing activities of continuing operations was $52.1 million during the three months ended March 29, 2013, consisting of $60.0 million of borrowings under our revolving credit facility to fund the NDS acquisition, offset by contractual repayments on our term loan of $1.9 million, optional repayments of borrowings under our revolving credit facility of $5.0 million and $0.1 million bank fees. The Company also made payroll tax payments on stock-based awards of $0.6 million in the three months ended March 29, 2013.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our debt, operating and capital leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and

Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Excluding leases and purchase commitments in the ordinary course of business acquired as a result of the JADAK acquisition and the $70.0 million drawdown on our credit facility to fund the JADAK acquisition, through March 28, 2014, we have not entered into any material new or modified contractual obligations since the end of the fiscal year ended December 31, 2013. The following table summarizes contractual obligations at March 28, 2014 related to JADAK (in thousands):

Contractual Obligations	Total	2014 (remainder of year)	2015-2016	2017-2018	Thereafter
Leases (1)	$12,666	$550	$1,621	$1,633	$8,862
Purchase commitments (2)	7,165	6,758	407	—	—

Total	$19,831	$7,308	$2,028	$1,633	$8,862

(1)	These amounts primarily represent the gross amounts due for facilities that are leased.
(2)	Purchase commitments represent unconditional purchase obligations as of March 28, 2014.

Off-Balance Sheet Arrangements

The Company has an equity method investment in a privately held company located in the United Kingdom, Laser Quantum Ltd. Group (“Laser Quantum”). The Company has an ownership interest of approximately 41% in the Laser Quantum Ltd. Group business. We continue to recognize our share of the earnings of this entity under the equity method.

Through March 28, 2014, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes to our critical accounting policies through March 28, 2014 from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuation and interest rate sensitivity. During the three months ended March 28, 2014, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 28, 2014, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 28, 2014.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 28, 2014 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of these claims will have a material adverse effect upon its financial condition or results of operations but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect upon its financial condition or results of operations.

Item 1A.	Risk Factors

The Company’s risk factors are described in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes in the risks affecting the Company since the filing of such Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Equity Purchase Agreement dated March 14, 2014, between by and among GSI Group Inc., GSI Group Corporation, JADAK, LLC, JADAK Technologies, Inc., Advanced Data Capture Corporation.	8-K		10.1	02/18/14

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	03/14/12

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-180098	3.1	03/14/12

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

10.1	Fourth Amendment to Amended and Restated Credit Agreement, dated as of February 10, 2014, by and among GSI Group Corporation, NDS Surgical Imaging, LLC, GSI Group Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.	8-K	001-35083	10.1	02/14/14

10.2	Restricted Stock Unit Inducement Award Grant Notice.	S-8	333-194557	99.1	03/14/14

10.3	Lease agreement, dated as of May 31, 2013, by and between JADAK, LLC and Hancock Park Development, LLC.						*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						*

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 28, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 28, 2014 and March 29, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 28, 2014 and March 29, 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 28, 2014 and March 29, 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ John A. Roush	Director, Chief Executive Officer	May 6, 2014
John A. Roush

/s/ Robert J. Buckley	Chief Financial Officer	May 6, 2014
Robert J. Buckley

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Equity Purchase Agreement dated March 14, 2014, between by and among GSI Group Inc., GSI Group Corporation, JADAK, LLC, JADAK Technologies, Inc., Advanced Data Capture Corporation.	8-K		10.1	02/18/14

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	03/14/12

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-180098	3.1	03/14/12

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

10.1	Fourth Amendment to Amended and Restated Credit Agreement, dated as of February 10, 2014, by and among GSI Group Corporation, NDS Surgical Imaging, LLC, GSI Group Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.	8-K	001-35083	10.1	02/14/14

10.2	Restricted Stock Unit Inducement Award Grant Notice.	S-8	333-194557	99.1	03/14/14

10.3	Lease agreement, dated as of May 31, 2013, by and between JADAK, LLC and Hancock Park Development, LLC.						*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						*

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 28, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 28, 2014 and March 29, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 28, 2014 and March 29, 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 28, 2014 and March 29, 2013, and (v) Notes to Consolidated Financial Statements.