Form 10-Q
period 2014-06-27
GSI GROUP INC
filed 2014-08-06
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2014

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

As of July 28, 2014, there were 34,193,443 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	June 27, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$45,007	$60,980
Accounts receivable, net of allowance of $573 and $575, respectively	57,028	48,552
Inventories	64,550	58,290
Income taxes receivable	5,666	5,715
Deferred tax assets	8,716	6,351
Prepaid expenses and other current assets	5,053	5,134
Assets of discontinued operations	13,022	16,088

Total current assets	199,042	201,110
Property, plant and equipment, net	40,159	31,303
Deferred tax assets	503	519
Other assets	12,477	9,426
Intangible assets, net	98,024	65,293
Goodwill	115,584	71,156

Total assets	$465,789	$378,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$7,500	$7,500
Accounts payable	28,440	24,361
Income taxes payable	2,053	1,018
Deferred tax liabilities	218	214
Accrued expenses and other current liabilities	20,765	22,288
Liabilities of discontinued operations	7,542	6,398

Total current liabilities	66,518	61,779
Long-term debt	127,250	64,000
Deferred tax liabilities	4,773	—
Income taxes payable	7,322	5,596
Other liabilities	13,425	5,029

Total liabilities	219,288	136,404

Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 34,192 and 33,991, respectively	423,856	423,856
Additional paid-in capital	26,806	25,383
Accumulated deficit	(199,205)	(200,913)
Accumulated other comprehensive loss	(5,385)	(6,342)

Total GSI Group Inc. stockholders’ equity	246,072	241,984
Noncontrolling interest	429	419

Total stockholders’ equity	246,501	242,403

Total liabilities and stockholders’ equity	$465,789	$378,807

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Sales	$96,905	$79,769	$176,038	$154,840
Cost of sales	58,254	46,530	105,282	90,970

Gross profit	38,651	33,239	70,756	63,870

Operating expenses:
Research and development and engineering	7,525	6,115	13,382	11,931
Selling, general and administrative	21,410	19,374	41,028	38,063
Amortization of purchased intangible assets	2,876	1,617	4,620	3,853
Restructuring and acquisition related costs	360	743	1,178	3,171

Total operating expenses	32,171	27,849	60,208	57,018

Operating income from continuing operations	6,480	5,390	10,548	6,852
Interest income (expense), net	(1,375)	(921)	(2,212)	(1,819)
Foreign exchange transaction gains (losses), net	(61)	(459)	(80)	760
Other income (expense), net	419	293	1,000	662

Income from continuing operations before income taxes	5,463	4,303	9,256	6,455
Income tax provision	2,057	3,018	2,994	3,421

Income from continuing operations	3,406	1,285	6,262	3,034
Loss from discontinued operations, net of tax	(2,678)	(1,827)	(4,544)	(1,458)
Loss on disposal of discontinued operations, net of tax	—	(311)	—	(311)

Consolidated net income (loss)	728	(853)	1,718	1,265
Less: Net income attributable to noncontrolling interest	(3)	(18)	(10)	(54)

Net income (loss) attributable to GSI Group Inc.	$725	$(871)	$1,708	$1,211

Earnings per common share from continuing operations:
Basic	$0.10	$0.03	$0.18	$0.08
Diluted	$0.10	$0.03	$0.18	$0.08
Loss per common share from discontinued operations:
Basic	$(0.08)	$(0.06)	$(0.13)	$(0.05)
Diluted	$(0.08)	$(0.06)	$(0.13)	$(0.05)
Earnings (loss) per common share attributable to GSI Group Inc.:
Basic	$0.02	$(0.03)	$0.05	$0.03
Diluted	$0.02	$(0.03)	$0.05	$0.03

Weighted average common shares outstanding—basic	34,378	34,088	34,304	34,036
Weighted average common shares outstanding—diluted	34,707	34,285	34,690	34,279

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Consolidated net income (loss)	$728	$(853)	$1,718	$1,265
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	1,006	(86)	943	(5,780)
Pension liability adjustments, net of tax (2)	(50)	223	14	1,172

Total other comprehensive income (loss)	956	137	957	(4,608)

Total consolidated comprehensive income (loss)	1,684	(716)	2,675	(3,343)
Less: Comprehensive (income) attributable to noncontrolling interest	(3)	(18)	(10)	(54)

Comprehensive income (loss) to GSI Group Inc.	$1,681	$(734)	$2,665	$(3,397)

(1)	The tax effect on this component of comprehensive income was $0.2 million for the three and six months ended June 27, 2014, respectively. The impact was zero and $1.3 million for the three and six months ended June 28, 2013, respectively.
(2)	The tax effect on this component of comprehensive income was not material for all periods presented. See Note 4 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive loss.

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	June 27, 2014	June 28, 2013
Cash flows from operating activities:
Consolidated net income	$1,718	$1,265
Less: Loss from discontinued operations, net of tax	4,544	1,769

Income from continuing operations	6,262	3,034
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	11,151	10,007
Provision for inventory	602	888
Share-based compensation	2,434	2,841
Deferred income taxes	(1,250)	965
Earnings from equity investment	(989)	(655)
Non-cash interest expense	584	497
Non-cash restructuring and acquisition related charges	553	(421)
Other non-cash items	439	956
Changes in assets and liabilities which (used) provided cash, excluding effects from businesses purchased or classified as held for sale:
Accounts receivable	(429)	(3,864)
Inventories	60	1,596
Prepaid expenses, income taxes receivable and other current assets	215	568
Accounts payable, accrued expenses, income taxes payable and other current liabilities	583	3,112
Other non-current assets and liabilities	(291)	930

Cash provided by operating activities of continuing operations	19,924	20,454
Cash provided by (used in) operating activities of discontinued operations	121	(2,764)

Cash provided by operating activities	20,045	17,690

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,589)	(2,239)
Acquisition of business, net of cash acquired	(93,656)	(82,653)
Proceeds from the sale of property, plant and equipment	52	200

Cash used in investing activities of continuing operations	(96,193)	(84,692)
Cash (used in) provided by investing activities of discontinued operations	(898)	11,268

Cash used in investing activities	(97,091)	(73,424)

Cash flows from financing activities:
Borrowings under revolving credit facility	77,000	60,000
Repayments of long-term debt and revolving credit facility	(13,750)	(14,750)
Payments for debt issuance costs	(712)	(145)
Payments of withholding taxes from stock-based awards	(1,508)	(739)
Capital lease payments	(540)	(608)
Excess tax benefits from stock-based awards	181	—
Other financing activities	258	—

Cash provided by financing activities of continuing operations	60,929	43,758
Cash provided by financing activities of discontinued operations	—	—

Cash provided by financing activities	60,929	43,758

Effect of exchange rates on cash and cash equivalents	144	(1,754)

Decrease in cash and cash equivalents	(15,973)	(13,730)
Cash and cash equivalents, beginning of period	60,980	65,788

Cash and cash equivalents, end of period	$45,007	$52,058

	Six Months Ended
	June 27, 2014	June 28, 2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,608	$1,071
Cash paid for income taxes	2,032	1,095
Income tax refunds received	109	3

Supplemental disclosure of non-cash financing activity:
Assets acquired under capital lease obligations	8,812	—

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2014

(Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”) design, develop, manufacture and sell precision photonic and motion control components and subsystems to Original Equipment Manufacturers (OEM’s) in the medical equipment and advanced industrial technology markets. Our highly engineered enabling technologies include laser sources, laser scanning and beam delivery products, medical visualization and informatics solutions, optical data collection and machine vision technologies and precision motion control products. We specialize in collaborating with OEM customers to adapt our component and subsystem technologies to deliver highly differentiated performance in their applications.

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

The interim consolidated financial statements include the accounts of the Company and its 50% owned joint venture, Excel Laser Technology Private Limited (“Excel SouthAsia JV”), which is reported as discontinued operations in the Company’s consolidated statements of operations. Intercompany transactions and balances have been eliminated. During the second quarter of 2013, the Company’s ownership percentage in a privately held company located in the United Kingdom, Laser Quantum Ltd. (“Laser Quantum”), increased from approximately 25% to 41% as a result of a share buy-back program by Laser Quantum. The Company continues to record the results of this entity under the equity method as it does not have a controlling interest in the entity.

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

Recent Accounting Pronouncements

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides guidance on determining when disposals can be presented as discontinued operations. ASU 2014-08 requires that only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results should be presented as discontinued operations. A strategic shift may include a disposal of a major line of business, major equity method investment or a major part of an entity. Additionally, ASU 2014-08 requires expanded disclosures regarding discontinued operations. This standard is effective prospectively for reporting periods beginning after December 15, 2014, with early adoption permitted. The Company will adopt this pronouncement in January 2015. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” and requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF JUNE 27, 2014

(Unaudited)

at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. Upon adoption, an entity may apply the new guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized in beginning retained earnings at the date of the initial application. The Company is currently evaluating the impact of the new standard on the Company’s financial statements.

Accounting for the Cumulative Translation Adjustment

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 provides clarification regarding whether ASC 810-10, “Consolidation – Overall” or ASC 830-30, “Foreign Currency Matters—Translation of Financial Statements,” applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. The revised standard is effective for the Company beginning January 1, 2014. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Unless certain conditions exists, ASU 2013-11 requires, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, or a tax credit carryforward. ASU 2013-11 is effective prospectively for the Company beginning January 1, 2014. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

2. Discontinued Operations

On July 15, 2014, we completed the sale of certain assets and liabilities of our Scientific Lasers business operating under the Continuum brand name for approximately $7.0 million in cash, subject to working capital adjustments. The Company began accounting for the Scientific Lasers business, which was previously included in our Laser Products segment, as discontinued operations in the first quarter of 2014. All prior period income statement, balance sheet, and cash flow information presented has been revised to reflect the results of the Scientific Lasers business as discontinued operations.

In 2013, the Company consummated the sale of certain assets and liabilities of the Semiconductor Systems business to Electro Scientific Industries, Inc. for $8.6 million in cash, net of selling costs.

The major components of the assets and liabilities of discontinued operations as of June 27, 2014 and December 31, 2013, respectively, are as follows (in thousands):

	June 27, 2014	December 31, 2013
Accounts receivable, net	$4,242	$5,361
Inventories	8,310	8,454
Prepaid and other current assets	186	247
Other assets	284	2,026

Assets of discontinued operations	$13,022	$16,088

Accounts payable	$1,890	$2,393
Accrued expenses and other current liabilities	3,672	2,295
Other liabilities	1,980	1,710

Liabilities of discontinued operations	$7,542	$6,398

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF JUNE 27, 2014

(Unaudited)

The following table presents the operating results which are reported as discontinued operations in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Sales from discontinued operations	$6,271	$7,541	$10,287	$22,671
Loss from discontinued operations, before income tax	$(2,136)	$(2,883)	$(4,987)	$(2,679)
Loss from discontinued operations, net of tax	$(2,678)	$(1,827)	$(4,544)	$(1,458)
Loss on disposal of discontinued operations, net of tax	—	$(311)	—	$(311)

The loss from discontinued operations during the three and six months ended June 27, 2014 includes a $1.4 million and $3.0 million fair value write-down of the Scientific Lasers business to its estimated fair value less costs to sell.

3. Business Combinations

On March 14, 2014, we completed the acquisition of JADAK LLC, JADAK Technologies, Inc. and Advanced Data Capture Corporation (together, “JADAK”), a North Syracuse, New York-based provider of optical data collection and machine vision technologies to OEM medical device manufacturers, for $93.7 million in cash, net of final working capital adjustments. The Company expects the addition of JADAK will enable the Company to offer a broader range of highly engineered enabling technologies to leading medical equipment manufacturers. Acquisition-related costs are included in restructuring and acquisition related costs in the consolidated statements of operations. Acquisition related costs are as follows (in thousands):

	Three Months Ended	Six Months Ended	Cumulative Costs
	June 27, 2014	June 27, 2014	June 27, 2014
Acquisition-related costs	$18	$668	$975

The acquisition of JADAK has been accounted for as a business combination. The allocation of the purchase price is preliminary and is based upon a valuation of assets and liabilities acquired. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of JADAK and the Company. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) for changes in facts and circumstances that existed as of the acquisition date. The purchase price allocation is preliminary and the primary areas of the purchase price allocation that are not yet finalized relate to inventory valuation, intangible assets, income taxes, and the amount of residual goodwill.

Based upon a preliminary valuation, the total purchase price was allocated as follows (in thousands):

Purchase Price Allocation

Cash	$1,140
Accounts receivable	7,907
Inventory	7,526
Property and equipment	904
Intangible assets	40,250
Other assets	1,979
Goodwill	44,428

Total assets acquired	104,134

Accounts payable	3,057
Other liabilities	1,944
Deferred tax liabilities	4,337

Total liabilities assumed	9,338

Total purchase price	94,796
Less cash acquired	(1,140)

Total purchase price, net of cash acquired	$93,656

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF JUNE 27, 2014

(Unaudited)

During the second quarter of 2014, the Company made adjustments to the preliminary purchase price allocation related to the finalization of working capital and adjustments to certain tangible and intangible assets, resulting in an increase to goodwill of $0.4 million. The fair value of intangible assets is comprised of the following dollar amounts (in thousands):

	Estimated Fair Value	Weighted Average Amortization Period
Customer relationships	$23,570	20 years
Developed technology	10,910	10 years
Trademarks and trade names	2,130	10 years
Backlog	1,810	1 year
Non-compete covenant	1,830	5 years

Total	$40,250

The purchase price allocation resulted in $44.4 million of goodwill and $40.3 million of identifiable intangible assets, $63.7 million of which are expected to be deductible for tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flow potential attributable to: (i) JADAK’s ability to develop and market new products and technologies, (ii) JADAK’s ability to develop relationships with new customers, and (iii) expected sales synergies from cross-selling current and future product offerings of both JADAK and the Company to OEM customers.

The operating results of JADAK have been included in our consolidated statement of operations since the acquisition date. JADAK has contributed sales of $15.5 million and $17.7 million for the three and six months ended June 27, 2014, respectively, and income from continuing operations before income taxes of $1.2 million and $1.1 million for the three and six months ended June 27, 2014, respectively. The pro forma information for all periods presented below includes the effects of business combination accounting resulting from the acquisition of JADAK, including amortization charges from acquired intangible assets, interest expense on borrowings in connection with the acquisition, earn-out expenses, and the related tax effects as though the acquisition had been consummated at the beginning of 2013. These pro forma results exclude the impact of transaction costs and the related tax effects included in the historical results. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2013.

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Sales	$96,905	$92,902	$187,069	$179,748
Income from continuing operations	$3,825	$1,290	$7,062	$2,268
Earnings per share - Basic	$0.11	$0.03	$0.20	$0.06
Earnings per share - Diluted	$0.11	$0.03	$0.20	$0.06

4. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) is as follows (in thousands):

	Total accumulated other comprehensive income (loss)	Foreign currency translation adjustments	Pension liability
Balance at December 31, 2013	$(6,342)	$1,353	$(7,695)
Other comprehensive income (loss)	737	943	(206)
Amounts reclassified from other comprehensive income (loss) (1)	220	—	220

Balance at June 27, 2014	$(5,385)	$2,296	$(7,681)

(1)	The amounts reclassified from other comprehensive loss were included in selling, general and administrative expenses in the consolidated statement of operations.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF JUNE 27, 2014

(Unaudited)

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Numerators:
Income from continuing operations	$3,406	$1,285	$6,262	$3,034

Consolidated income (loss) from discontinued operations	(2,678)	(2,138)	(4,544)	(1,769)
Less: income attributable to noncontrolling interest	(3)	(18)	(10)	(54)

Consolidated income (loss) from discontinued operations	(2,681)	(2,156)	(4,554)	(1,823)

Net income (loss) attributable to GSI Group Inc.	$725	$(871)	$1,708	$1,211

Denominators:
Weighted average common shares outstanding—basic	34,378	34,088	34,304	34,036
Dilutive potential common shares	329	197	386	243

Weighted average common shares outstanding—diluted	34,707	34,285	34,690	34,279

Antidilutive common shares excluded from above	—	570	44	472

Basic Earnings (Loss) per Common Share:
From continuing operations	$0.10	$0.03	$0.18	$0.08
From discontinued operations	$(0.08)	$(0.06)	$(0.13)	$(0.05)
Basic earnings (loss) per share attributable to GSI Group Inc.	$0.02	$(0.03)	$0.05	$0.03

Diluted Earnings (Loss) per Common Share:
From continuing operations	$0.10	$0.03	$0.18	$0.08
From discontinued operations	$(0.08)	$(0.06)	$(0.13)	$(0.05)
Diluted earnings (loss) per share attributable to GSI Group Inc.	$0.02	$(0.03)	$0.05	$0.03

Common Stock Repurchases

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. As of December 31, 2013, the Company cumulatively repurchased 50 thousand shares of its common stock in the open market for a weighted average share price of $10.49 per share. There were no share repurchases during the six months ended June 27, 2014.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF JUNE 27, 2014

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

The following table summarizes the fair values of our financial assets as of June 27, 2014 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents	$5,040	$5,040	$—	$—

The following table summarizes the fair values of our financial assets as of December 31, 2013 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents	$3,078	$3,078	$—	$—

See Note 9 to Consolidated Financial Statements for discussion of the estimated fair value of the Company’s outstanding debt.

7. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company tests its goodwill balances annually for impairment as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The Company performed its annual goodwill impairment test at the beginning of the second quarter of 2014 and noted no impairment of goodwill.

The following table summarizes changes in goodwill for the six months ended June 27, 2014 (in thousands):

Balance at beginning of the period	$71,156
Goodwill acquired from JADAK acquisition	44,428

Balance at end of period	$115,584

Goodwill acquired from the JADAK acquisition is reflected in the Medical Technologies segment. Goodwill by reportable segment as of June 27, 2014 is as follows (in thousands):

	Reportable Segment			Total
	Laser Products	Medical Technologies	Precision Motion
Goodwill	$132,954	$87,993	$26,291	$247,238
Accumulated impairment of goodwill	(102,461)	(12,147)	(17,046)	(131,654)

Total	$30,493	$75,846	$9,245	$115,584

Goodwill by reportable segment as of December 31, 2013 is as follows (in thousands):

	Reportable Segment			Total
	Laser Products	Medical Technologies	Precision Motion
Goodwill	$132,954	$43,565	$26,291	$202,810
Accumulated impairment of goodwill	(102,461)	(12,147)	(17,046)	(131,654)

Total	$30,493	$31,418	$9,245	$71,156

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF JUNE 27, 2014

(Unaudited)

Intangible Assets

Intangible assets as of June 27, 2014 and December 31, 2013, respectively, are summarized as follows (in thousands):

	June 27, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and acquired technologies	$79,635	$(59,468)	$20,167	$68,500	$(56,327)	$12,173
Customer relationships	79,232	(27,869)	51,363	55,585	(24,340)	31,245
Customer backlog	3,078	(1,872)	1,206	1,269	(1,269)	—
Non-compete covenant	1,830	(135)	1,695	—	—	—
Trademarks and trade names	15,559	(4,993)	10,566	13,378	(4,530)	8,848

Amortizable intangible assets	179,334	(94,337)	84,997	138,732	(86,466)	52,266

Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027

Totals	$192,361	$(94,337)	$98,024	$151,759	$(86,466)	$65,293

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

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Amortization expense – cost of sales	$1,614	$1,343	$2,915	$2,594
Amortization expense – operating expenses	2,876	1,617	4,620	3,853

Total amortization expense	$4,490	$2,960	$7,535	$6,447

Estimated amortization expense for each of the five succeeding years and thereafter as of June 27, 2014 is as follows (in thousands):

Year Ending December 31,	Cost of Sales	Operating Expenses	Total
2014 (remainder of year)	$3,228	$5,645	$8,873
2015	4,787	9,460	14,247
2016	3,376	9,227	12,603
2017	2,883	8,265	11,148
2018	1,350	7,383	8,733
Thereafter	4,543	24,850	29,393

Total	$20,167	$64,830	$84,997

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF JUNE 27, 2014

(Unaudited)

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	June 27, 2014	December 31, 2013
Raw materials	$39,369	$34,749
Work-in-process	10,637	9,744
Finished goods	11,622	10,682
Demo and consigned inventory	2,922	3,115

Total inventories	$64,550	$58,290

Accrued Expenses and Other Current Liabilities

	June 27, 2014	December 31, 2013
Accrued compensation and benefits	$9,360	$8,624
Accrued warranty	3,416	3,315
Customer deposits	612	551
Other	7,377	9,798

Total	$20,765	$22,288

Accrued Warranty

	Six Months Ended
	June 27, 2014	June 28, 2013
Balance at beginning of the period	$3,315	$2,204
Provision charged to cost of sales	976	791
Acquisition related warranty accrual	90	998
Use of provision	(973)	(755)
Foreign currency exchange rate changes	8	(47)

Balance at end of period	$3,416	$3,191

9. Debt

Debt consisted of the following (in thousands):

	June 27, 2014	December 31, 2013
Senior Credit Facilities – term loan	$38,750	$42,500
Senior Credit Facilities – revolving credit facility	96,000	29,000

Total Senior Credit Facilities	$134,750	$71,500

Senior Credit Facilities

The Company’s amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”) provides for a $50.0 million, 5-year, term loan facility due in quarterly installments of $1.9 million beginning in January 2013 and a $75.0 million, 5-year, revolving credit facility (collectively, the “Senior Credit Facilities”) that matures in December 2017. Quarterly installments due in the next twelve months amount to $7.5 million and are classified as a current liability in the consolidated balance sheet. On February 10, 2014, the Company entered into a fourth amendment to the Amended and Restated Credit Agreement (the “Fourth Amendment”). The Fourth Amendment increases the revolving credit facility commitment under the Amended and Restated Credit Agreement by $100 million from $75 million to $175 million and resets the accordion feature to $100 million for future expansion.

The Company is required to satisfy certain financial and non-financial covenants under the Amended and Restated Credit Agreement. The Company is in compliance with these covenants as of June 27, 2014.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF JUNE 27, 2014

(Unaudited)

Fair Value of Debt

As of June 27, 2014 and December 31, 2013, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturity.

10. Share-Based Compensation

The table below summarizes activities relating to restricted stock units issued and outstanding under the 2010 Incentive Award Plan during the six months ended June 27, 2014:

	Restricted Stock Units (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	809	$10.20
Granted	310	$12.32
Vested	(321)	$10.95
Forfeited	—	$—

Unvested at June 27, 2014	798	$10.71

Expected to vest as of June 27, 2014	770

The total fair value of restricted stock units that vested during the six months ended June 27, 2014 was $4.0 million based on the market price of the underlying stock on the day of vesting.

The table below summarizes share-based compensation expense recorded in income from continuing operations in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Selling, general and administrative	$914	$1,232	$2,270	$2,702
Research and development and engineering	45	47	95	81
Cost of sales	36	31	69	58
Restructuring and acquisition related costs	258	—	304	—

Total share-based compensation expense	$1,253	$1,310	$2,738	$2,841

The expense recorded during each of the six months ended June 27, 2014 and June 28, 2013 includes $0.5 million related to deferred stock units granted to the members of the Company’s Board of Directors, pursuant to the Company’s 2010 Incentive Award Plan. The expense associated with the respective deferred stock units was recognized in full on the respective date of grant, as the deferred stock units were fully vested and non-forfeitable on the date of grant.

As noted in Note 3, on March 14, 2014, the Company acquired 100% of the outstanding stock of JADAK. In addition to the total purchase price, the Company granted restricted stock units in an aggregate of 180,000 shares to the four former owner-managers of JADAK as employment inducement awards. These restricted stock units are performance based awards and will vest after two years if certain financial targets have been achieved.

On May 15, 2014, the Company’s shareholders approved the amendment and restatement of the Company’s 2010 Incentive Award Plan. The Amended and Restated Incentive Award Plan increases the amount of shares authorized for issuance under the plan from 2,898,613 shares to 4,398,613 shares, extends the term of the plan through April 9, 2024, allows the Company to continue to grant awards intended to constitute “performance-based compensation” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, and includes certain provisions that reflect good corporate governance practices.

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

The Company’s reported effective tax rate on income from continuing operations of 37.7% for the three months and 32.3% for the six months ended June 27, 2014 differ from the expected Canadian statutory rate of 27.0% primarily due to the mix of income earned in jurisdictions with varying tax rates and losses in jurisdictions with a valuation allowance which are not benefitted in the

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF JUNE 27, 2014

(Unaudited)

income tax provision in the current period. The Company’s reported effective tax rate on income from continuing operations of 70.1% for the three months and 53.0% for the six months ended June 28, 2013 differ from the Canadian statutory rate primarily due to the mix of income earned in jurisdictions with varying tax rates and losses in jurisdictions with a valuation allowance which are not benefited in the income tax provision and the impact of discrete items increasing the tax provision for the period.

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

12. Restructuring and Acquisition Related Costs

The following table summarizes restructuring and acquisition related expenses in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
2011 restructuring	$(122)	$385	$(94)	$1,322
2013 restructuring	(66)	337	(66)	756
Germany restructuring	—	—	—	7

Total restructuring charges	$(188)	$722	$(160)	$2,085

Acquisition charges	$45	$21	$748	$1,086
JADAK earn-out costs	503	—	590	—

Total acquisition related charges	$548	$21	$1,338	$1,086

Total restructuring and acquisition related costs	$360	$743	$1,178	$3,171

The Company recorded a benefit related to adjustments to sublease assumptions during the three months ended June 27, 2014 for the 2011 and 2013 restructuring plans. Total acquisition related charges include expenses recognized under earn-out agreements and professional fees in connection with the acquisition of JADAK.

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

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Other
Balance at December 31, 2013	$1,272	$585	$648	$39
Restructuring charges	(160)	(80)	(112)	32
Cash payments	(541)	(345)	(127)	(69)
Non-cash write-offs and other adjustments	(250)	—	(250)	—

Balance at June 27, 2014	$321	$160	$159	$2

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF JUNE 27, 2014

(Unaudited)

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

13. Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating and capital lease agreements. Excluding the leases acquired as part of the JADAK acquisition, there have been no material changes to the Company’s leases from those discussed in Note 16 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In May 2014, JADAK moved to a new facility which was recorded as a capital lease. The current and long-term portions of the capital lease have been included in accrued expenses and other current liabilities and other long-term liabilities, respectively. Future minimum lease payments under the operating and capital leases for JADAK are as follows (in thousands):

Year Ending December 31,	Operating Lease	Capital Lease(1)
2014 (remainder of year)	$34	$388
2015	69	776
2016	—	776
2017	—	814
2018	—	833
Thereafter	—	9,505

Total minimum lease payments	$103	$13,092

(1)	Capital lease payments include interest payments of $4.4 million.

Purchase Commitments

Excluding JADAK’s purchase commitments, there have been no material changes to the Company’s purchase commitments from those discussed in Note 16 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. As of June 27, 2014, JADAK had unconditional commitments primarily for inventory purchases of $6.0 million. These purchase commitments are expected to be incurred as follows: $5.0 million in the remainder of 2014, and $1.0 million in 2015.

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

Guarantees and Indemnifications

In the normal course of its operations, the Company executes agreements that provide for indemnification and guarantees to counterparties in transactions such as business dispositions, sale of assets, sale of products and operating leases. Additionally, the by-laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which he or she is involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. Certain of our officers and directors are also a party to an indemnification agreement with the Company. These indemnification agreements provide, among other things, that the director and officer shall be indemnified to the fullest extent permitted by applicable law against all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by such officer or director in connection with any proceeding by reason of his or her relationship with the Company. In addition, the indemnification agreements provide for the advancement of expenses incurred by such director or officer in connection with any proceeding covered by the indemnification agreement, subject to the conditions set forth therein and to the extent such advancement is not prohibited by law. The indemnification agreements also set out the procedures for determining entitlement to indemnification, the requirements relating to notice and defense of claims for which indemnification is sought, the procedures for enforcement of indemnification rights, the limitations on and exclusions from indemnification, and the minimum levels of directors’ and officers’ liability insurance to be maintained by the Company.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF JUNE 27, 2014

(Unaudited)

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

Reportable Segment Financial Information

Sales, gross profit, gross profit margin, operating income from continuing operations, and depreciation and amortization by reportable segments are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Sales
Laser Products	$43,828	$40,433	$85,688	$78,597
Medical Technologies	34,791	22,135	57,158	45,692
Precision Motion	18,286	17,201	33,192	30,551

Total	$96,905	$79,769	$176,038	$154,840

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Gross Profit
Laser Products	$17,155	$16,677	$34,168	$32,184
Medical Technologies	13,838	8,273	22,727	17,736
Precision Motion	7,949	8,290	14,365	14,058
Corporate, Shared Services and Unallocated	(291)	(1)	(504)	(108)

Total	$38,651	$33,239	$70,756	$63,870

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Gross Profit Margin
Laser Products	39.1%	41.2%	39.9%	40.9%
Medical Technologies	39.8%	37.4%	39.8%	38.8%
Precision Motion	43.5%	48.2%	43.3%	46.0%
Total	39.9%	41.7%	40.2%	41.2%

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF JUNE 27, 2014

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Operating Income from Continuing Operations
Laser Products	$6,847	$5,441	$13,971	$10,134
Medical Technologies	38	399	(79)	1,844
Precision Motion	4,086	4,420	6,729	6,434
Corporate, Shared Services and Unallocated	(4,491)	(4,870)	(10,073)	(11,560)

Total	$6,480	$5,390	$10,548	$6,852

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Depreciation and Amortization
Laser Products	$1,554	$1,545	$3,220	$3,034
Medical Technologies	3,716	2,075	5,807	4,619
Precision Motion	505	493	1,007	985
Corporate, Shared Services and Unallocated	547	635	1,117	1,369

Total	$6,322	$4,748	$11,151	$10,007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, expected loss from the sale of the Scientific Lasers business; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases; anticipated sales performance; changes in accounting principles and changes in actual or assumed tax liabilities; expectations regarding tax exposure; anticipated reinvestment of future earnings; anticipated benefits from prior acquisitions; anticipated outcomes of legal proceedings and litigation matters; efforts to reduce working capital needs; and anticipated use of currency hedges. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activity; our significant dependence upon our customers’ capital expenditures, which are subject to cyclical market fluctuations; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate and successfully commercialize our innovations; failure to introduce new products in a timely manner; customer order timing and other similar factors beyond our control; disruptions or breaches in security of our information technology systems; changes in interest rates, credit ratings or foreign currency exchange rates; risk associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; our failure to comply with local import and export regulations in the jurisdictions in which we operate; our exposure to the credit risk of some of our customers and in weakened markets; our reliance on third party distribution channels; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business; our ability to make divestitures that provide business benefits; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components and other goods from our suppliers; production difficulties and product delivery delays or disruptions; our compliance, or our failure to comply, with various federal, state and foreign regulations; changes in governmental regulation of our business or products; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; our ability to utilize our net operating loss carryforwards and other tax attributes; changes in tax laws, and fluctuations in our effective tax rates; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; volatility in the market price for our common shares; our ability to access cash and other assets of our subsidiaries; the influence of certain significant shareholders over our business; provisions of our articles of incorporation may delay or prevent a change in control; our significant existing indebtedness may limit our ability to engage in certain activities; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 under the heading “Risk Factors.” In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Accounting Period

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “our”) interim financial statements are prepared on a quarterly basis ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

Business Overview

We design, develop, manufacture and sell precision photonic and motion control components and subsystems to Original Equipment Manufacturers (“OEMs”) in the medical equipment and advanced industrial technology markets. We specialize in collaborating with OEM customers to adapt our component and subsystem technologies to deliver highly differentiated performance in their applications. In March 2014, we acquired JADAK, a North Syracuse, New York-based provider of optical data collection and machine vision technologies to OEM medical device manufactures, for $93.7 million in cash, net of final working capital adjustments. The JADAK business line is reported as part of our Medical Technologies segment.

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

Strategy

Our strategy is to drive sustainable, profitable growth through short-term and long-term initiatives, including:

•	broadening our product and service offerings through the acquisition of innovative and complementary technologies and solutions;

•	driving sustainable and predictable profitable growth by improving our business mix to increase medical sales, maintain industrial sales and reduce microelectronics sales as a percentage of total revenue;

•	upgrading our existing operations to drive profitable growth through our continuous improvement productivity and customer satisfaction programs, and through strategic divestitures; and expanding our business through strategic acquisitions;

•	strengthening our strategic position in medical technologies, lasers, and precision motion technology platforms through continual investment in differentiated new products and solutions;

•	leveraging our breadth of product offerings with numerous shared customers to strengthen key customer relationships, increase our penetration of key customers, and drive increased sales; and

•	attracting, retaining, and developing talented and motivated employees.

Significant Events and Updates

Acquisition of JADAK

On March 14, 2014, we completed the acquisition of JADAK, a North Syracuse, New York-based provider of optical data collection and machine vision technologies to OEM medical device manufacturers, for $93.7 million in cash, net of final working capital adjustments. The addition of the JADAK technology platforms expands our portfolio of highly-differentiated enabling technologies. JADAK provides data collection and machine vision solutions to its customers, which primarily consist of OEM medical device manufacturers. JADAK’s products are based on technologies that include barcode components and scanners, machine vision cameras, RFID technology, magnetic stripe readers, portable platforms and associated software. JADAK’s products are highly engineered, application-specific components that are developed and manufactured to meet the extremely high performance and quality requirements of major medical OEMs. JADAK’s products are used in medical equipment to increase safety and reduce medical errors by verifying patient identity, validating the specified therapy or function and enhancing the accuracy of the medical procedure.

Discontinued Operations

On July 15, 2014, we completed the sale of certain assets and liabilities of our Scientific Lasers business operating under the Continuum brand name for approximately $7.0 million in cash, subject to working capital adjustments. We began accounting for the Scientific Lasers business, which was previously included in our Laser Products segment, as discontinued operations in the first quarter of 2014. All prior year income statement, balance sheet, and cash flow information presented has been revised to reflect the results of this business as discontinued operations. We expect to record a taxable loss in the third quarter of 2014 related to the sale of our Scientific Lasers business in the amount of zero to $0.5 million.

Results of Operations for the Three and Six Months Ended June 27, 2014 Compared with the Three and Six Months Ended June 28, 2013

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28 2013	June 27, 2014	June 28 2013
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.1	58.3	59.8	58.8

Gross profit	39.9	41.7	40.2	41.2

Operating expenses:
Research and development and engineering	7.7	7.7	7.6	7.7
Selling, general and administrative	22.1	24.3	23.3	24.6
Amortization of purchased intangible assets	3.0	2.0	2.6	2.5
Restructuring and acquisition related costs	0.4	0.9	0.7	2.0

Total operating expenses	33.2	34.9	34.2	36.8

Operating income from continuing operations	6.7	6.8	6.0	4.4
Interest income (expense), net	(1.4)	(1.2)	(1.3)	(1.2)
Foreign exchange transaction gains (losses), net	(0.1)	(0.6)	0.0	0.5
Other income (expense), net	0.4	0.4	0.6	0.4

Income from continuing operations before income taxes	5.6	5.4	5.3	4.1
Income tax provision	2.1	3.8	1.7	2.2

Income from continuing operations	3.5	1.6	3.6	1.9
Loss from discontinued operations, net of tax	(2.8)	(2.3)	(2.6)	(0.9)
Loss on disposal of discontinued operations, net of tax	0.0	(0.4)	0.0	(0.2)

Consolidated net income (loss)	0.7	(1.1)	1.0	0.8
Less: Net income attributable to noncontrolling interest	0.0	0.0	0.0	0.0

Net income (loss) attributable to GSI Group Inc.	0.7%	(1.1)%	1.0%	0.8%

Overview of Financial Results

Total sales for the three and six months ended June 27, 2014 increased 21.5% and 13.7%, respectively, compared to the prior year comparable periods. Our JADAK acquisition accounted for a 19.5% and 11.4% increase during the three and six months ended June 27, 2014, respectively. In addition, foreign currency exchange rates favorably impacted our sales by 1.4% and 1.3% during the three and six months ended June 27, 2014, respectively.

Excluding the impact of the JADAK acquisition and changes in foreign exchange rates, total sales for the three and six months ended June 27, 2014 increased 0.6% and 1.0%, respectively, compared to the prior year comparable periods. Our organic sales growth is summarized as follows:

	Three Months Ended June 27, 2014 Percentage Change	Six Months Ended June 27, 2014 Percentage Change
Reported growth	21.5%	13.7%
Less: Change attributable to JADAK acquisition	19.5%	11.4%
Less: Change due to foreign currency	1.4%	1.3%

Organic growth	0.6%	1.0%

The organic growth in our sales for the three months ended June 27, 2014 was attributable to growth in our Laser Products and Precision Motion segments offset by a decline in Medical Technologies. The increase in sales of our Laser Products segment was primarily attributable to an increase in sales volume across our product portfolio as a result of new customer wins and an increase in capital spending in advanced industrial technology markets. The growth in our Precision Motion segment was driven by increases in sales volume of the optical encoders products, as a result of increases in capital spending in new customer platforms in the advanced industrial technology markets, partially offset by a decline in sales in our air bearing spindles product line. The decrease in sales in our Medical Technologies segment was primarily driven by a decline in sales in our visualization solutions and imaging informatics product lines as we experienced lower sales volume related to dual sourcing at an OEM customer, and a delay in new product releases. Similar dynamics impacted our organic sales for the six months ended June 27, 2014 compared to the prior year comparable period.

Operating income from continuing operations for the three months ended June 27, 2014 increased $1.1 million, or 20.2%, to $6.5 million, from the prior year comparable period. This increase was primarily attributable to an increase in gross profit of $5.4 million as a result of higher sales. This increase was offset by a $1.3 million increase in amortization of intangibles, a $2.0 million increase in selling, general and administrative (“SG&A”) expenses, and a $1.4 million increase in research and development (“R&D”) expenses. Operating income from continuing operations for the six months ended June 27, 2014 increased $3.7 million, or 53.9%, from the prior year comparable period. This increase was primarily due to an increase in gross profit and a decrease in restructuring and acquisition related costs, partially offset by an increase in amortization of intangibles and acquisition fair value adjustments as well as SG&A and R&D expenses.

Diluted earnings per share (“Diluted EPS”) from continuing operations of $0.10 in the three months ended June 27, 2014 increased $0.07 from the prior year comparable period. This increase was primarily attributable to higher operating income from continuing operations, a lower income tax provision, and a decrease in foreign currency losses, offset by an increase in interest expense. Diluted EPS from continuing operations of $0.18 for the six months ended June 27, 2014 increased by $0.10 from the prior year comparable period due to higher operating income from continuing operations, higher other income, and lower income tax provision, partially offset by higher interest expense as a result of higher average debt levels during 2014 and foreign currency losses in the current period compared to foreign currency gains in the prior year comparable period.

Sales

The following table sets forth sales by segment for the periods noted (dollars in thousands):

	Three Months Ended
	June 27, 2014	June 28, 2013	Increase (Decrease)	Percentage Change
Laser Products	$43,828	$40,433	$3,395	8.4%
Medical Technologies	34,791	22,135	12,656	57.2%
Precision Motion	18,286	17,201	1,085	6.3%

Total	$96,905	$79,769	$17,136	21.5%

	Six Months Ended
	June 27, 2014	June 28, 2013	Increase (Decrease)	Percentage Change
Laser Products	$85,688	$78,597	$7,091	9.0%
Medical Technologies	57,158	45,692	11,466	25.1%
Precision Motion	33,192	30,551	2,641	8.6%

Total	$176,038	$154,840	$21,198	13.7%

Laser Products

Laser Products segment sales for the three months ended June 27, 2014 increased by $3.4 million, or 8.4%, compared to the prior year comparable period. We experienced revenue growth in all product lines. This growth was primarily attributable to new customer wins, an increase in capital spending in the advanced industrial technology market and, to a lesser degree, the medical market.

Laser Products segment sales for the six months ended June 27, 2014 increased by $7.1 million, or 9.0%, compared to the prior year comparable period, primarily due to an increase in volume in all laser product lines.

Medical Technologies

Medical Technologies segment sales for the three months ended June 27, 2014 increased by $12.7 million, or 57.2%, compared to the prior year comparable period. The JADAK acquisition accounted for $15.5 million of the increase in sales year over year. The thermal printers product line also experienced revenue growth. These increases were offset by a decline in sales volume in our visualization solutions and imaging informatics products related to dual sourcing at an OEM customer that began in 2013, and a delay in new product releases.

Medical Technologies segment sales for the six months ended June 27, 2014 increased by $11.5 million, or 25.1%, compared to the prior year comparable period. The JADAK acquisition accounted for $17.7 million of the increase in sales year over year. Similar business dynamics impacted sales volume in our visualization solutions and imaging informatics products in both the three and six month periods ended June 27, 2014.

Precision Motion

Precision Motion segment sales for the three months ended June 27, 2014 increased by $1.1 million, or 6.3%, compared to the prior year comparable period. This increase was driven by an increase in sales volumes of our optical encoders products as a result of new customer wins and increases in capital spending in the advanced industrial technology markets. This increase was partially offset by a decline in sales of our air bearing spindles products.

Precision Motion segment sales for the six months ended June 27, 2014 increased by $2.6 million, or 8.6%, compared to the prior year comparable period. The increase was primarily attributable to capital spending in the industrial market, and further compounded by a new design win with a large medical OEM.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Gross profit:
Laser Products	$17,155	$16,677	$34,168	$32,184
Medical Technologies	13,838	8,273	22,727	17,736
Precision Motion	7,949	8,290	14,365	14,058
Corporate	(291)	(1)	(504)	(108)

Total	$38,651	$33,239	$70,756	$63,870

Gross profit margin:
Laser Products	39.1%	41.2%	39.9%	40.9%
Medical Technologies	39.8%	37.4%	39.8%	38.8%
Precision Motion	43.5%	48.2%	43.3%	46.0%
Total	39.9%	41.7%	40.2%	41.2%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Laser Products

Laser Products segment gross profit for the three months ended June 27, 2014 increased $0.5 million, or 2.9%, compared to the prior year comparable period primarily due to Laser Products sales growth. Laser Products segment gross profit margin was 39.1% for the three months ended June 27, 2014, compared with a gross profit margin of 41.2% for the prior year comparable period. The 2.1 percentage point decrease in gross profit margin was primarily due to a change in product mix related to increased sales of fiber laser products, and investments and other start-up related costs associated with the Company’s new product introductions and continuous improvement initiatives.

Laser Products segment gross profit for the six months ended June 27, 2014 increased $2.0 million, or 6.2%, compared to the prior year comparable period primarily due to Laser Products sales growth. Laser Products segment gross profit margin was 39.9% for the six months ended June 27, 2014, compared with a gross profit margin of 40.9% during the prior year comparable period. The decrease in gross profit margin was attributable to similar dynamics affecting our gross profit margin for the three months ended June 27, 2014.

Medical Technologies

        Medical Technologies segment gross profit for the three months ended June 27, 2014 increased $5.6 million, or 67.3%, compared to the prior year comparable period. The increase was primarily attributable to the JADAK acquisition, which accounted for $6.3 million of the increase in gross profit year over year, offset by a decline in gross profit for visualization solutions and imaging informatics products due to lower sales. Medical Technologies segment gross profit margin was 39.8% for the three months ended June 27, 2014, compared with a gross profit margin of 37.4% for the prior year comparable period. The 2.4 percentage point increase in gross profit margin was primarily related to a decline in the amortization of our developed technology and inventory fair value step-ups in our visualization solutions and imaging informatics product lines as a result of the NDS acquisition and, to a lesser extent, the acquisition of JADAK in March 2014. Included in gross profit for the three months ended June 27, 2014 and June 28, 2013 was amortization of developed technology and amortization of inventory fair value step-ups of $1.2 million and $0.9 million, respectively.

Medical Technologies segment gross profit for the six months ended June 27, 2014 increased $5.0 million, or 28.1%, compared to the prior year comparable period. The increase was primarily attributable to the JADAK acquisition, which accounted for $7.1 million of the increase in gross profit from the prior year comparable period, partially offset by similar business dynamics affecting our gross profit for the three months ended June 27, 2014. Included in gross profit was amortization of developed technology and amortization of inventory fair value step-ups of $1.9 million for the six months ended June 27, 2014 and June 28, 2013, respectively. Medical Technologies segment gross profit margin was 39.8% for the six months ended June 27, 2014, compared with a gross profit margin of 38.8% for the prior year comparable period. The increase in gross profit margin was primarily related to similar business dynamics affecting our gross profit margin for the three months ended June 27, 2014.

Precision Motion

Precision Motion segment gross profit for the three months ended June 27, 2014 decreased $0.3 million, or 4.1%, compared to the prior year comparable period. The decrease in gross profit was due to the decline in sales of our air bearing spindles products partially offset by increased sales of optical encoders products. Precision Motion segment gross profit margin was 43.5% for the three months ended June 27, 2014, compared with a gross profit margin of 48.2% for the prior year comparable period. The decline in gross profit margin was due to the decline in sales of our air bearing spindles products, as well as manufacturing start-up costs associated with an insourcing project.

Precision Motion segment gross profit for the six months ended June 27, 2014 increased $0.3 million, or 2.2%, compared to the prior year comparable period primarily due to the increase in sales volume of our optical encoders products, which was partially offset by a decline in sales volume in our air bearing spindles products. Precision Motion segment gross profit margin was 43.3% for the six months ended June 27, 2014, compared with a gross profit margin of 46.0% for the prior year comparable period. The 2.7 percentage point decrease in gross profit margin was primarily driven by a decline in sales of our air bearing spindles product line, as well as manufacturing ramp up costs associated with an insourcing project.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Research and development and engineering	$7,525	$6,115	$13,382	$11,931
Selling, general and administrative	21,410	19,374	41,028	38,063
Amortization of purchased intangible assets	2,876	1,617	4,620	3,853
Restructuring and acquisition related costs	360	743	1,178	3,171

Total	$32,171	$27,849	$60,208	$57,018

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $7.5 million, or 7.7% of sales, during the three months ended June 27, 2014, compared with $6.1 million, or 7.7% of sales, during the prior year comparable period. R&D expenses increased in terms of total dollars during the three months ended June 27, 2014 primarily due to the acquisition of JADAK.

R&D expenses were $13.4 million, or 7.6% of sales, during the six months ended June 27, 2014, compared with $11.9 million, or 7.7% of sales, during the prior year comparable period. R&D expenses increased in terms of total dollars due to the acquisition of JADAK.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management. SG&A expenses were $21.4 million, or 22.1% of sales, during the three months ended June 27, 2014, compared with $19.4 million, or 24.3% of sales, during the prior year comparable period. SG&A expenses primarily increased in terms of total dollars due to the acquisition of JADAK.

SG&A expenses were $41.0 million, or 23.3% of sales, during the six months ended June 27, 2014, compared with $38.1 million, or 24.6% of sales, during the prior year comparable period. SG&A expenses primarily increased in terms of total dollars due to the acquisition of JADAK.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization for developed technologies included in cost of sales, was $2.9 million, or 3.0% of sales, during the three months ended June 27, 2014, compared with $1.6 million, or 2.0% of sales, during the prior year comparable period. The increase, in terms of total dollars and as a percentage of sales, was related to the increase in amortization of acquired intangible assets from the JADAK acquisition.

Amortization of purchased intangible assets, excluding the amortization for developed technologies that is included in cost of sales, was $4.6 million, or 2.6% of sales, during the six months ended June 27, 2014, compared with $3.9 million, or 2.5% of sales, during the prior year comparable period. The increase, in terms of total dollars and as a percentage of sales, was related to the amortization of acquired intangible assets from the JADAK acquisition.

Restructuring and Acquisition Related Costs

We recorded restructuring and acquisition related costs of $0.4 million during the three months ended June 27, 2014, compared with $0.7 million during the prior year comparable period. During the three months ended June 27, 2014, we recognized acquisition related costs of $0.5 million, which primarily related to expenses recognized under earn-out agreements in connection with the JADAK acquisition. During the six months ended June 27, 2014, we recorded restructuring and acquisition related costs of $1.2 million, compared to $3.2 million during the prior year comparable period. Acquisition related costs for the six months ended June 27, 2014 and June 28, 2013 were $1.3 million and $1.1 million, respectively. The decrease in restructuring and acquisition related costs during the three and six month periods ended June 27, 2014 compared to the prior year comparable periods is mainly due to the decrease in costs related to the 2011 and 2013 restructuring plans.

Operating Income from Continuing Operations by Segment

The following table sets forth operating income from continuing operations by segment for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Operating Income from Continuing Operations
Laser Products	$6,847	$5,441	$13,971	$10,134
Medical Technologies	38	399	(79)	1,844
Precision Motion	4,086	4,420	6,729	6,434
Corporate, shared services and unallocated	(4,491)	(4,870)	(10,073)	(11,560)

Total	$6,480	$5,390	$10,548	$6,852

Laser Products

Laser Products operating income from continuing operations for the three months ended June 27, 2014 increased by $1.4 million, or 25.8%, compared to the prior year comparable period. The increase in operating income from continuing operations was due to an increase in gross profit, lower SG&A expenses and lower restructuring and acquisition related costs. Restructuring costs for the three months ended June 27, 2014 decreased by $0.4 million from the prior year comparable period.

Laser Products operating income from continuing operations for the six months ended June 27, 2014 increased by $3.8 million, or 37.9%, primarily due to an increase in gross profit and lower restructuring and acquisition related costs. Restructuring costs for the six months ended June 27, 2014 decreased by $1.2 million from the prior year comparable period.

Medical Technologies

Medical Technologies operating income from continuing operations for the three months ended June 27, 2014 decreased by $0.4 million, or 90.5%, compared to the prior year comparable period. The decrease was primarily attributable to an increase in amortization of intangible assets of $1.5 million as result of the JADAK acquisition and a decline in visualization solutions and imaging informatics revenue, partially offset by operating income from continuing operations from the JADAK acquisition.

Medical Technologies operating income from continuing operations for the six months ended June 27, 2014 decreased by $1.9 million, or 104.3%, compared to the prior year comparable period. The decrease was attributable to an increase in amortization of intangibles and amortization of our inventory fair value step-ups of $0.7 million and a decline in visualization solutions and imaging informatics revenue, partially offset by an increase in operating income from continuing operations from the JADAK acquisition.

Precision Motion

Precision Motion operating income from continuing operations for the three months ended June 27, 2014 decreased by $0.3 million, or 7.6%, compared to the prior year comparable period. The decrease was primarily due to a decline in gross profit of our air bearing spindles products.

Precision Motion operating income from continuing operations for the six months ended June 27, 2014 increased by $0.3 million, or 4.6%, primarily due to an increase in gross profit of our optical encoders products.

Corporate, Shared Services and Unallocated

Corporate, shared services and unallocated costs primarily represent costs of corporate functions that are not allocated to the operating segments, including certain restructuring and most acquisition related costs. These costs for the three and six months ended June 27, 2014 decreased compared to the prior year comparable periods due to lower restructuring costs and savings from prior restructurings. The Company recorded restructuring and acquisition related costs of $0.1 million and $0.8 million during the three and six months ended June 27, 2014, respectively, compared to $0.2 million and $1.4 million in the prior year comparable periods. The decrease in restructuring and acquisition related costs during the three and six month period ended on June 27, 2014 compared to the prior year comparable period is mainly due to the decrease in costs related to the 2011 and 2013 restructuring plans.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Interest income (expense), net	$(1,375)	$(921)	$(2,212)	$(1,819)
Foreign exchange transaction gains (losses), net	(61)	(459)	(80)	760
Other income (expense), net	419	293	1,000	662

Total	$(1,017)	$(1,087)	$(1,292)	$(397)

Interest Income (Expense), Net

The increase in interest income (expense), net from the 2013 periods to the comparable 2014 periods was the result of higher average debt levels and average interest rates during 2014. The weighted average interest rate on the Senior Credit Facilities was 3.05% and 2.74% during the three months ended June 27, 2014 and June 28, 2013, respectively, and 3.20% and 2.81% during the six months ended June 27, 2014 and June 28, 2013, respectively. Included in interest income (expense), net was non-cash interest expense of approximately $0.3 million and $0.5 million during the three and six month periods ended June 27, 2014, respectively, related to amortization of deferred financing costs on our debt.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were less than ($0.1) million net losses for the three months ended June 27, 2014, compared to ($0.5) million net losses for the prior year comparable period due to changes in the U.S. Dollar against the Euro, British Pound and Japanese Yen.

Foreign exchange transaction gains (losses), net, were less than ($0.1) million net losses for the six months ended June 27, 2014, compared to $0.8 million net gain for the prior year comparable period due to changes in the U.S. Dollar against the Euro, British Pound and Japanese Yen.

Other Income (Expense), Net

Other income (expense), net, was $0.4 million and $1.0 million during the three and six months ended June 27, 2014, respectively, compared to $0.3 million and $0.7 million during the three and six months ended June 28, 2013, respectively. The increase in other income (expense), net during the six months ended June 27, 2014 is primarily related to the increase in the ownership percentage for our equity investment in Laser Quantum which increased from 25% to 41% during the second quarter of 2013.

Income Taxes

The effective tax rate for the three months ended June 27, 2014 was 37.7%, compared to 70.1% for the prior year comparable period. The effective tax rates for the three months ended June 27, 2014 and June 28, 2013 differ from the Canadian statutory rate of 27.0% and 26.0% respectively, primarily due to the mix of income earned in jurisdictions with varying tax rates and losses in jurisdictions with a valuation allowance which are not benefited in the income tax provision and the impact of discrete items.

The effective tax rate for the six months ended June 27, 2014 was 32.3%, compared to 53.0% for the prior year comparable period. The effective tax rates for the six months ended June 27, 2014 and June 28, 2013 differ from the Canadian statutory rate of 27.0% and 26.0%, respectively, primarily due to the mix of income earned in jurisdictions with varying tax rates and losses in jurisdictions with a valuation allowance which are not benefited in the income tax provision and the impact of discrete items.

The Company recognized a net tax benefit associated with uncertain tax positions due to the expiration of the statute of limitations of $0.6 million and $1.3 million, respectively, during the three and six months periods ended June 27, 2014.

Discontinued Operations

Loss from discontinued operations, net of tax, was $2.7 million and $4.5 million during the three and six months ended June 27, 2014, compared to loss from discontinued operations, net of tax, of $2.1 million and $1.8 million during the three and six months ended June 28, 2013. The increase in the loss from discontinued operations, net of tax, for the three and six months ended June 27, 2014 was primarily due a $1.4 million and $3.0 million pre-tax fair value write-down of the Scientific Lasers business to its estimated fair value less cost to sell for the three and six months ended June 27, 2014, offset by the sale of the Semiconductor Systems business in May 2013.

On July 15, 2014, we completed the sale of certain assets and liabilities of our Scientific Lasers business for approximately $7.0 million in cash, subject to working capital adjustments. We expect to record a taxable loss in the third quarter of 2014 related to the sale of our Scientific Lasers business in the amount of zero to $0.5 million.

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

As of June 27, 2014, $21.2 million of our $45.0 million cash and cash equivalents was held by our subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions. However, in certain instances, we have identified excess cash for which we may repatriate and we have established deferred tax liabilities for the expected tax cost. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

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

As of June 27, 2014, we had outstanding term loans of $38.8 million and revolving loans of $96.0 million outstanding under the Senior Credit Facilities.

The Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum allowed leverage ratio, and a minimum required fixed charge coverage ratio (as defined in the Amended and Restated Credit Agreement). The following table summarizes these financial covenant requirements and our compliance as of June 27, 2014:

	Requirement	Actual
Maximum consolidated leverage ratio	3.00	2.22
Minimum consolidated fixed charge coverage ratio	1.50	4.65

Cash Flows for the Six Months Ended June 27, 2014 and June 28, 2013

The following table summarizes our cash and cash equivalent balances, cash flows from continuing operations and unused and available funds under our revolving credit facility for the periods indicated (dollars in thousands):

	Six Months Ended
	June 27, 2014	June 28, 2013
Net cash provided by operating activities of continuing operations	$19,924	$20,454
Net cash used in investing activities of continuing operations	$(96,193)	$(84,692)
Net cash provided by financing activities of continuing operations	$60,929	$43,758

	June 27, 2014	December 31, 2013
Cash and cash equivalents	$45,007	$60,980
Unused and available funds under revolving credit facility	$79,000	$46,000

Operating Cash Flows

Cash provided by operating activities of continuing operations was $19.9 million for the six months ended June 27, 2014, compared to $20.5 million for the prior year comparable period. Income from continuing operations for the six months ended June 27, 2014 increased from the prior year comparable period while changes in operating assets and liabilities increased cash for the six months ended June 27, 2014 by $0.1 million. However, this compares to a $2.3 million increase in cash provided by changes in operating assets and liabilities for the six months ended June 28, 2013, resulting in an overall $0.6 million decrease in cash provided by operating activities of continuing operations for the six months ended June 27, 2014 when compared to the six months ended June 28, 2013.

Cash provided by operating activities of discontinued operations was $0.1 million for the six months ended June 27, 2014, compared to cash used in operating activities of $2.8 million from the prior year comparable period.

Investing Cash Flows

Net cash used in investing activities of our continuing operations was $96.2 million during the six months ended June 27, 2014, compared to $84.7 million during the six months ended June 28, 2013. Cash used in investing activities for the six months ended June 27, 2014 was primarily due to cash consideration paid for the JADAK acquisition in March 2014 and $2.6 million in capital expenditures.

Cash outflows from investing activities of continuing operations during the six months ended June 28, 2013 were primarily related to cash consideration paid for the NDS acquisition in January 2013 and $2.2 million in capital expenditures.

Cash used in investing activities of discontinued operations was $0.9 million for the six months ended June 27, 2014, compared to proceeds of $11.3 million from the prior year comparable period. Cash used in investing activities of discontinued operations for the six months ended June 27, 2014 was primarily related to purchases of property, plant and equipment of $0.9 million. Cash provided by investing activities of discontinued operations for the six months ended June 28, 2013 was primarily the result of $7.0 million net proceeds from the sale of the Semiconductor Systems business and $4.6 million proceeds from the sale of our East Setauket, New York facility which was part of our Scientific Lasers business.

Financing Cash Flows

Cash provided by financing activities of continuing operations was $60.9 million during the six months ended June 27, 2014, consisting of $77.0 million of borrowings under our revolving credit facility to fund the JADAK acquisition, offset by $3.8 million of contractual term loan payments, $10.0 million of optional repayments of borrowings under our revolving credit facility and $0.7 million fees paid in connection with the Fourth Amendment. The Company also made payroll tax payments on stock-based awards of $1.5 million and capital lease payments of $0.5 million.

Cash provided by financing activities of continuing operations was $43.8 million during the six months ended June 28, 2013, consisting of $60.0 million of borrowings under our revolving credit facility to fund the NDS acquisition, offset by contractual repayments on our term loan of $3.8 million, optional repayments of borrowings under our revolving credit facility of $11.0 million and $0.1 million bank fees. The Company also made payroll tax payments on stock-based awards of $0.7 million and capital lease payments of $0.6 million in the six months ended June 28, 2013.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our debt, operating and capital leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Excluding leases and purchase commitments in the ordinary course of business acquired as a result of the JADAK acquisition and the $70.0 million drawdown on our credit facility to fund the JADAK acquisition, through June 27, 2014, we have not entered into any material new or modified contractual obligations since the end of the fiscal year ended December 31, 2013. The following table summarizes contractual obligations at June 27, 2014 related to JADAK (in thousands):

Contractual Obligations	Total	2014 (remainder of year)	2015-2016	2017-2018	Thereafter
Capital leases	$13,092	$388	$1,552	$1,647	$9,505
Operating leases	103	34	69	—	—
Purchase commitments (1)	6,017	4,975	1,042	—	—

Total	$19,212	$5,397	$2,663	$1,647	$9,505

(1)	Purchase commitments represent unconditional purchase obligations as of June 27, 2014.

Off-Balance Sheet Arrangements

The Company has an equity method investment in a privately held company located in the United Kingdom, Laser Quantum Ltd. Group (“Laser Quantum”). The Company has an ownership interest of approximately 41% in the Laser Quantum Ltd. Group business. We continue to recognize our share of the earnings of this entity under the equity method.

Through June 27, 2014, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes to our critical accounting policies through June 27, 2014 from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuation and interest rate sensitivity. During the six months ended June 27, 2014, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 27, 2014, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 27, 2014.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 27, 2014 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Asset and Equity Purchase Agreement, dated June 24, 2014, by and among GSI Group Inc., Excel Technology, Inc., Continuum Electro-Optics, Inc., GSI Group Europe GMBH, GSI Group France S.A.S., GSI Group Japan Corporation and Amplitude Laser, Inc. and Amplitude Technologies, S.A. (The Registrant hereby agrees to furnish a copy of any omitted schedule to the Commission upon request.)	8-K	001-35083	10.1	07/21/14

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	03/14/12

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-180098	3.1	03/14/12

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

10.1	GSI Group Inc. 2010 Incentive Award Plan (Amended and Restated Effective April 9, 2014)	8-K	001-35083	10.1	05/20/14

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 27, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 27, 2014 and June 28, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 27, 2014 and June 28, 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 27, 2014 and June 28, 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ John A. Roush	Director, Chief Executive Officer	August 6, 2014
John A. Roush

/s/ Robert J. Buckley	Chief Financial Officer	August 6, 2014
Robert J. Buckley

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Asset and Equity Purchase Agreement, dated June 24, 2014, by and among GSI Group Inc., Excel Technology, Inc., Continuum Electro-Optics, Inc., GSI Group Europe GMBH, GSI Group France S.A.S., GSI Group Japan Corporation and Amplitude Laser, Inc. and Amplitude Technologies, S.A. (The Registrant hereby agrees to furnish a copy of any omitted schedule to the Commission upon request.)	8-K	001-35083	10.1	07/21/14

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	03/14/12

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-180098	3.1	03/14/12

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

10.1	GSI Group Inc. 2010 Incentive Award Plan (Amended and Restated Effective April 9, 2014)	8-K	001-35083	10.1	05/20/14

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 27, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 27, 2014 and June 28, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 27, 2014 and June 28, 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 27, 2014 and June 28, 2013, and (v) Notes to Consolidated Financial Statements.