Form 10-Q
period 2014-09-26
GSI GROUP INC
filed 2014-11-05
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2014

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of October 27, 2014, there were 34,211,282 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	September 26,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$53,549	$60,980
Accounts receivable, net of allowance of $435 and $575, respectively	56,673	48,552
Inventories	62,815	58,290
Income taxes receivable	5,251	5,715
Deferred tax assets	8,699	6,351
Prepaid expenses and other current assets	4,392	5,134
Assets of discontinued operations	631	16,088
Total current assets	192,010	201,110
Property, plant and equipment, net	39,634	31,303
Deferred tax assets	438	519
Other assets	14,131	9,426
Intangible assets, net	93,543	65,293
Goodwill	110,783	71,156
Total assets	$450,539	$378,807
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$7,500	$7,500
Accounts payable	31,223	24,361
Income taxes payable	2,305	1,018
Deferred tax liabilities	172	214
Accrued expenses and other current liabilities	19,078	22,288
Liabilities of discontinued operations	1,437	6,398
Total current liabilities	61,715	61,779
Long-term debt	114,375	64,000
Deferred tax liabilities	4,636	—
Income taxes payable	7,484	5,596
Other liabilities	13,551	5,029
Total liabilities	201,761	136,404
Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 34,209 and 33,991, respectively	423,856	423,856
Additional paid-in capital	27,968	25,383
Accumulated deficit	(194,680)	(200,913)
Accumulated other comprehensive loss	(8,795)	(6,342)
Total GSI Group Inc. stockholders’ equity	248,349	241,984
Noncontrolling interest	429	419
Total stockholders’ equity	248,778	242,403
Total liabilities and stockholders’ equity	$450,539	$378,807

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2014	2013	2014	2013
Sales	$94,656	$79,858	$270,694	$234,698
Cost of sales	54,973	45,697	160,255	136,667
Gross profit	39,683	34,161	110,439	98,031
Operating expenses:
Research and development and engineering	7,735	6,031	21,117	17,962
Selling, general and administrative	21,512	19,006	62,540	57,069
Amortization of purchased intangible assets	2,843	1,772	7,463	5,625
Restructuring and acquisition related costs	771	1,553	1,949	4,724
Total operating expenses	32,861	28,362	93,069	85,380
Operating income from continuing operations	6,822	5,799	17,370	12,651
Interest income (expense), net	(1,453)	(841)	(3,665)	(2,660)
Foreign exchange transaction gains (losses), net	1,030	(1,723)	950	(963)
Other income (expense), net	733	542	1,733	1,204
Income from continuing operations before income taxes	7,132	3,777	16,388	10,232
Income tax provision	2,013	1,533	5,007	4,954
Income from continuing operations	5,119	2,244	11,381	5,278
Loss from discontinued operations, net of tax	(273)	(185)	(4,817)	(1,643)
Loss on disposal of discontinued operations, net of tax	(321)	(281)	(321)	(592)
Consolidated net income	4,525	1,778	6,243	3,043
Less: Net income (loss) attributable to noncontrolling interest	—	12	(10)	(42)
Net income attributable to GSI Group Inc.	$4,525	$1,790	$6,233	$3,001

Earnings per common share from continuing operations:
Basic	$0.15	$0.07	$0.33	$0.15
Diluted	$0.15	$0.07	$0.33	$0.15
Loss per common share from discontinued operations:
Basic	$(0.02)	$(0.02)	$(0.15)	$(0.07)
Diluted	$(0.02)	$(0.02)	$(0.15)	$(0.07)
Earnings per common share attributable to GSI Group Inc.:
Basic	$0.13	$0.05	$0.18	$0.08
Diluted	$0.13	$0.05	$0.18	$0.08

Weighted average common shares outstanding—basic	34,389	34,102	34,333	34,058
Weighted average common shares outstanding—diluted	34,793	34,417	34,725	34,325

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2014	2013	2014	2013
Consolidated net income	$4,525	$1,778	$6,243	$3,043
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(3,845)	3,764	(2,902)	(2,016)
Pension liability adjustments, net of tax (2)	435	(370)	449	802
Total other comprehensive income (loss)	(3,410)	3,394	(2,453)	(1,214)
Total consolidated comprehensive income	1,115	5,172	3,790	1,829
Less: Comprehensive (income) loss attributable to noncontrolling interest	—	12	(10)	(42)
Comprehensive income attributable to GSI Group Inc.	$1,115	$5,184	$3,780	$1,787

(1)

The tax effect on this component of comprehensive income was $0.4 million and $0.2 million for the three and nine months ended September 26, 2014, respectively. The impact was zero and $1.3 million for the three and nine months ended September 27, 2013, respectively.

(2)

The tax effect on this component of comprehensive income was not material for all periods presented. See Note 4 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	September 26,	September 27,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$6,243	$3,043
Less: Loss from discontinued operations, net of tax	5,138	2,235
Income from continuing operations	11,381	5,278
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	17,495	14,792
Provision for inventory excess and obsolescence	704	1,407
Share-based compensation	3,412	4,170
Deferred income taxes	(1,653)	2,166
Earnings from equity investment	(1,707)	(1,181)
Non-cash interest expense	982	735
Non-cash restructuring and acquisition related charges	944	19
Other non-cash items	496	1,059
Changes in assets and liabilities which (used) provided cash, excluding effects from businesses purchased or classified as held for sale:
Accounts receivable	(835)	(6,330)
Inventories	116	(636)
Prepaid expenses, income taxes receivable and other current assets	911	13,955
Accounts payable, accrued expenses, income taxes payable and other current liabilities	1,706	5,244
Other non-current assets and liabilities	463	645
Cash provided by operating activities of continuing operations	34,415	41,323
Cash used in operating activities of discontinued operations	(761)	(6,875)
Cash provided by operating activities	33,654	34,448
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,783)	(2,962)
Acquisition of businesses, net of cash acquired and escrow recovery	(88,238)	(82,653)
Proceeds from the sale of property, plant and equipment	57	255
Cash used in investing activities of continuing operations	(91,964)	(85,360)
Cash provided by investing activities of discontinued operations	4,344	12,439
Cash used in investing activities	(87,620)	(72,921)
Cash flows from financing activities:
Borrowings under revolving credit facility	77,000	60,000
Repayments of long-term debt and revolving credit facility	(26,625)	(31,625)
Payments for debt issuance costs	(712)	(145)
Payments of withholding taxes from stock-based awards	(1,605)	(820)
Capital lease payments	(938)	(608)
Excess tax benefits from stock-based awards	210	—
Other financing activities	261	—
Cash provided by financing activities of continuing operations	47,591	26,802
Cash provided by financing activities of discontinued operations	—	—
Cash provided by financing activities	47,591	26,802
Effect of exchange rates on cash and cash equivalents	(1,056)	(427)
Decrease in cash and cash equivalents	(7,431)	(12,098)
Cash and cash equivalents, beginning of period	60,980	65,788
Cash and cash equivalents, end of period	$53,549	$53,690
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,644	$1,674
Cash paid for income taxes	$3,944	$1,935
Income tax refunds received	$150	$12,607

Supplemental disclosure of non-cash financing activity:
Assets acquired under capital lease obligations	$9,133	$-

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 26, 2014

(Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”) design, develop, manufacture and sell precision photonic and motion control components and subsystems to Original Equipment Manufacturers (OEM’s) in the medical equipment and advanced industrial technology markets. Our highly engineered enabling technologies include laser sources, laser scanning and beam delivery products, optical data collection and machine vision technologies, medical visualization and informatics solutions and precision motion control products. We specialize in collaborating with OEM customers to adapt our component and subsystem technologies to deliver highly differentiated performance in their applications.

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

The interim consolidated financial statements include the accounts of the Company and its 50% owned joint venture, Excel Laser Technology Private Limited (the “India JV”), which is reported as discontinued operations in the Company’s consolidated statements of operations. Intercompany transactions and balances have been eliminated. During the second quarter of 2013, the Company’s ownership percentage in a privately held company located in the United Kingdom, Laser Quantum Ltd. (“Laser Quantum”), increased from approximately 25% to 41% as a result of a share buy-back program by Laser Quantum. The Company continues to record the results of this entity under the equity method as it does not have a controlling interest in the entity.

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

Recent Accounting Pronouncements

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)," which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU 2014-15 will be effective for annual reporting periods ending after December 15, 2016. Early application is permitted. The Company does not expect the adoption of ASU 2014-15 to have an impact on the Company’s financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 26, 2014

(Unaudited)

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” and requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. Upon adoption, an entity may apply the new guidance either retrospectively to each prior reporting period presented or retrospectively only to customer contracts not yet completed as of the date of adoption with the cumulative effect of initially applying the standard recognized in beginning retained earnings at the date of the initial application. The Company is currently evaluating the impact of the new standard on the Company’s financial statements.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides guidance on determining when disposals can be presented as discontinued operations. ASU 2014-08 requires that only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results should be presented as discontinued operations. A strategic shift may include a disposal of a major line of business, a major equity method investment or a major part of an entity. Additionally, ASU 2014-08 requires expanded disclosures regarding discontinued operations. ASU 2014-08 will be effective prospectively for reporting periods beginning after December 15, 2014, with early adoption permitted. The Company will adopt this pronouncement in January 2015. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements.

2. Discontinued Operations

On July 15, 2014, the Company completed the sale of certain assets and liabilities of its Scientific Lasers business operating under the Continuum brand name for approximately $6.5 million in cash, net of working capital adjustments.  In accordance with the purchase and sale agreement, $1.5 million of the sales proceeds is held in escrow until January 2016. The Company has recorded the $1.5 million escrow in other long term assets on the balance sheet.

In 2013, the Company consummated the sale of certain assets and liabilities of the Semiconductor Systems business for $8.6 million in cash, net of working capital adjustments.

The major components of the assets and liabilities of discontinued operations as of September 26, 2014 and December 31, 2013, respectively, are as follows (in thousands):

	September 26,	December 31,
	2014	2013
Accounts receivable, net	$95	$5,361
Inventories	161	8,454
Prepaid and other current assets	8	247
Other assets	367	2,026
Assets of discontinued operations	$631	$16,088

Accounts payable	$16	$2,393
Accrued expenses and other current liabilities	1,188	2,295
Other liabilities	233	1,710
Liabilities of discontinued operations	$1,437	$6,398

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 26, 2014

(Unaudited)

Assets and liabilities of discontinued operations as of September 26, 2014 include the balances of the India JV. In addition, liabilities of discontinued operations as of September 26, 2014 include a $0.6 million working capital settlement that is due to the buyers of the Scientific Lasers business.

The following table presents the operating results which are reported as discontinued operations in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2014	2013	2014	2013
Sales from discontinued operations	$225	$5,625	$10,512	$28,296
Loss from discontinued operations, before income tax	$(1,256)	$(152)	$(6,243)	$(2,831)
Loss from discontinued operations, net of tax	$(273)	$(185)	$(4,817)	$(1,643)
Loss on disposal of discontinued operations, net of tax	$(321)	$(281)	$(321)	$(592)

The loss from discontinued operations during the three months ended September 26, 2014 includes a $0.5 million fair value write-down of the India JV. The Company is currently in negotiations with the joint venture partner to dissolve the joint venture. The loss from discontinued operations during the nine months ended September 26, 2014 includes a $3.0 million fair value write-down of the Scientific Lasers business to its fair value less costs to sell and the $0.5 million fair value write-down of the India JV.

3. Business Combinations

On March 14, 2014, the Company completed the acquisition of JADAK LLC, JADAK Technologies, Inc. and Advanced Data Capture Corporation (together, “JADAK”), a North Syracuse, New York-based provider of optical data collection and machine vision technologies to OEM medical device manufacturers, for $93.7 million in cash, net of working capital adjustments. The Company expects that the addition of JADAK will enable the Company to offer a broader range of highly engineered enabling technologies to leading medical equipment manufacturers. Acquisition-related costs are included in restructuring and acquisition related costs in the consolidated statements of operations. Acquisition related costs are as follows (in thousands):

	Three Months	Nine Months	Cumulative
	Ended	Ended	Costs
	September 26,	September 26,	September 26,
	2014	2014	2014
Acquisition-related costs	$—	$668	$975

The acquisition of JADAK has been accounted for as a business combination. The allocation of the purchase price is based upon a valuation of assets and liabilities acquired. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of JADAK and the Company. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date. The purchase price allocation is preliminary and the primary areas of the purchase price allocation that are not yet finalized relate to income taxes and the amount of residual goodwill.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 26, 2014

(Unaudited)

Based upon a preliminary valuation, the total purchase price was allocated as follows (in thousands):

Purchase Price
Allocation
Cash	$1,140
Accounts receivable	7,907
Inventory	6,791
Property and equipment	904
Intangible assets	40,250
Goodwill	45,045
Other assets	1,979
Total assets acquired	104,016

Accounts payable	3,057
Other liabilities	2,074
Deferred tax liabilities	4,089
Total liabilities assumed	9,220
Total purchase price	94,796
Less cash acquired	(1,140)
Total purchase price, net of cash acquired	$93,656

During the third quarter of 2014, the Company made adjustments to the preliminary purchase price allocation primarily related to the inventory valuation and an adjustment to other liabilities, resulting in an increase in goodwill of $0.6 million.

The fair value of intangible assets is comprised of the following (dollar amounts in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Customer relationships	$23,570	20 years
Developed technology	10,910	10 years
Trademarks and trade names	2,130	10 years
Backlog	1,810	1 year
Non-compete covenant	1,830	5 years
Total	$40,250

The purchase price allocation resulted in $45.0 million of goodwill and $40.3 million of identifiable intangible assets, $63.1 million of which is expected to be deductible for tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flow potential attributable to: (i) JADAK’s ability to develop and market new products and technologies, (ii) JADAK’s ability to develop relationships with new customers, and (iii) expected sales synergies from cross-selling current and future product offerings of both JADAK and the Company to OEM customers.

The operating results of JADAK have been included in our consolidated statement of operations since the acquisition date. JADAK has contributed sales of $14.9 million and $32.6 million for the three and nine months ended September 26, 2014, respectively, and operating income from continuing operations of $1.2 million and $2.3 million for the three and nine months ended September 26, 2014, respectively. The pro forma information for all periods presented below includes the effects of business combination accounting resulting from the acquisition of JADAK, including amortization charges from acquired intangible assets, interest expense on borrowings in connection with the acquisition, earn-out expenses, and the related tax effects as though the acquisition had been consummated at the beginning of 2013. These pro forma results exclude the impact of transaction costs and the related tax effects included in the historical results. The pro forma financial information is presented for comparative information

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 26, 2014

(Unaudited)

purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had actually taken place at the beginning of 2013.

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2014	2013	2014	2013
Sales	$94,656	$93,681	$281,725	$273,429
Income from continuing operations	$5,342	$2,591	$12,404	$4,859
Earnings per share from continuing operations - Basic	$0.15	$0.08	$0.35	$0.14
Earnings per share from continuing operations - Diluted	$0.15	$0.08	$0.35	$0.14

4. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) is as follows (in thousands):

	Total accumulated
	other	Foreign currency
	comprehensive	translation	Pension
	income (loss)	adjustments	liability
Balance at December 31, 2013	$(6,342)	$1,353	$(7,695)
Other comprehensive income (loss)	(2,783)	(2,902)	119
Amounts reclassified from other comprehensive income (loss) (1)	330	—	330
Balance at September 26, 2014	$(8,795)	$(1,549)	$(7,246)

(1)	The amounts reclassified from other comprehensive income (loss) were included in selling, general and administrative expenses in the consolidated statement of operations.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 26, 2014

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2014	2013	2014	2013
Numerators:
Income from continuing operations	$5,119	$2,244	$11,381	$5,278
Consolidated loss from discontinued operations	(594)	(466)	(5,138)	(2,235)
Less: income (loss) attributable to noncontrolling interest	—	12	(10)	(42)
Loss from discontinued operations attributable to GSI Group Inc.	(594)	(454)	(5,148)	(2,277)
Net income attributable to GSI Group Inc.	$4,525	$1,790	$6,233	$3,001

Denominators:
Weighted average common shares outstanding— basic	34,389	34,102	34,333	34,058
Dilutive potential common shares	404	315	392	267
Weighted average common shares outstanding— diluted	34,793	34,417	34,725	34,325
Antidilutive common shares excluded from above	—	37	29	327

Basic Earnings (Loss) per Common Share:
From continuing operations	$0.15	$0.07	$0.33	$0.15
From discontinued operations	$(0.02)	$(0.02)	$(0.15)	$(0.07)
Basic earnings per share attributable to GSI Group Inc.	$0.13	$0.05	$0.18	$0.08

Diluted Earnings (Loss) per Common Share:
From continuing operations	$0.15	$0.07	$0.33	$0.15
From discontinued operations	$(0.02)	$(0.02)	$(0.15)	$(0.07)
Diluted earnings per share attributable to GSI Group Inc.	$0.13	$0.05	$0.18	$0.08

Common Stock Repurchases

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. As of December 31, 2013, the Company cumulatively repurchased 50 thousand shares of its common stock in the open market for a weighted average share price of $10.49 per share. There were no share repurchases during the nine months ended September 26, 2014.

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

AS OF SEPTEMBER 26, 2014

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

The following table summarizes the fair values of our financial assets as of September 26, 2014 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$1,413	$1,413	$—	$—

The following table summarizes the fair values of our financial assets as of December 31, 2013 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$3,078	$3,078	$—	$—

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

On September 24, 2014, we received a payment of $5.4 million, the full remaining amount held in an escrow account established upon the closing of the acquisition of NDS Surgical Imaging, LLC (“NDS”) in January 2013. The escrow recovery resulted from the Company’s claims for a breach of certain terms of the January 15, 2013 Securities Purchase Agreement for the acquisition of NDS.  The escrow recovery was accounted for as a reduction to goodwill as the $5.4 million payment was clearly and directly related to the acquisition price. The following table summarizes changes in goodwill for the nine months ended September 26, 2014 (in thousands):

Balance at beginning of the period	$71,156
Goodwill acquired from the JADAK acquisition	45,045
Recovery of escrow from the NDS acquisition	(5,418)
Balance at end of period	$110,783

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 26, 2014

(Unaudited)

Goodwill acquired from the JADAK acquisition and the recovery of escrow from the NDS acquisition is reflected in the Medical Technologies segment. Goodwill by reportable segment as of September 26, 2014 is as follows (in thousands):

	Reportable Segment
	Laser Products	Medical Technologies	Precision Motion	Total
Goodwill	$132,954	$83,192	$26,291	$242,437
Accumulated impairment of goodwill	(102,461)	(12,147)	(17,046)	(131,654)
Total	$30,493	$71,045	$9,245	$110,783

Goodwill by reportable segment as of December 31, 2013 is as follows (in thousands):

	Reportable Segment
	Laser Products	Medical Technologies	Precision Motion	Total
Goodwill	$132,954	$43,565	$26,291	$202,810
Accumulated impairment of goodwill	(102,461)	(12,147)	(17,046)	(131,654)
Total	$30,493	$31,418	$9,245	$71,156

Intangible Assets

Intangible assets as of September 26, 2014 and December 31, 2013, respectively, are summarized as follows (in thousands):

	September 26, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and acquired technologies	$79,279	$(60,726)	$18,553	$68,500	$(56,327)	$12,173
Customer relationships	79,112	(29,716)	49,396	55,585	(24,340)	31,245
Customer backlog	3,078	(2,391)	687	1,269	(1,269)	—
Non-compete covenant	1,830	(250)	1,580	—	—	—
Trademarks and trade names	15,478	(5,178)	10,300	13,378	(4,530)	8,848
Amortizable intangible assets	178,777	(98,261)	80,516	138,732	(86,466)	52,266
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$191,804	$(98,261)	$93,543	$151,759	$(86,466)	$65,293

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

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Amortization expense – cost of sales	$1,614	$1,343	$4,529	$3,937
Amortization expense – operating expenses	2,843	1,772	7,463	5,625
Total amortization expense	$4,457	$3,115	$11,992	$9,562

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 26, 2014

(Unaudited)

Estimated amortization expense for each of the five succeeding years and thereafter as of September 26, 2014 is as follows (in thousands):

Year Ending December 31,	Cost of Sales	Operating Expenses	Total
2014 (remainder of year)	$1,614	$2,800	$4,414
2015	4,787	9,454	14,241
2016	3,376	9,222	12,598
2017	2,883	8,259	11,142
2018	1,350	7,378	8,728
Thereafter	4,543	24,850	29,393
Total	$18,553	$61,963	$80,516

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	September 26, 2014	December 31, 2013
Raw materials	$38,281	$34,749
Work-in-process	11,069	9,744
Finished goods	11,403	10,682
Demo and consigned inventory	2,062	3,115
Total inventories	$62,815	$58,290

Accrued Expenses and Other Current Liabilities

	September 26, 2014	December 31, 2013
Accrued compensation and benefits	$7,592	$8,624
Accrued warranty	3,223	3,315
Customer deposits	524	551
Other	7,739	9,798
Total	$19,078	$22,288

Accrued Warranty

	Nine Months Ended
	September 26, 2014	September 27, 2013
Balance at beginning of the period	$3,315	$2,204
Provision charged to cost of sales	1,361	1,382
Acquisition related warranty accrual	90	998
Use of provision	(1,529)	(1,280)
Foreign currency exchange rate changes	(14)	1
Balance at end of period	$3,223	$3,305

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 26, 2014

(Unaudited)

9. Debt

Debt consisted of the following (in thousands):

	September 26, 2014	December 31, 2013
Senior Credit Facilities – term loan	$36,875	$42,500
Senior Credit Facilities – revolving credit facility	85,000	29,000
Total Senior Credit Facilities	$121,875	$71,500

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

The Company is required to satisfy certain financial and non-financial covenants under the Amended and Restated Credit Agreement. The Company is in compliance with these covenants as of September 26, 2014.

Fair Value of Debt

As of September 26, 2014 and December 31, 2013, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturity.

10. Share-Based Compensation

The table below summarizes activities relating to restricted stock units issued and outstanding under the 2010 Incentive Award Plan during the nine months ended September 26, 2014:

	Restricted Stock Units (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	809	$10.20
Granted	316	$12.31
Vested	(346)	$10.83
Forfeited	(5)	$10.25
Unvested at September 26, 2014	774	$10.78
Expected to vest as of September 26, 2014	755

The total fair value of restricted stock units that vested during the nine months ended September 26, 2014 was $4.3 million based on the market price of the underlying stock on the day of vesting.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 26, 2014

(Unaudited)

The table below summarizes share-based compensation expense recorded in income from continuing operations in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Selling, general and administrative	$886	$1,249	$3,156	$3,951
Research and development and engineering	49	48	144	129
Cost of sales	43	32	112	90
Restructuring and acquisition related costs	268	—	572	—
Total share-based compensation expense	$1,246	$1,329	$3,984	$4,170

The expense recorded during each of the nine months ended September 26, 2014 and September 27, 2013 includes $0.5 million related to deferred stock units granted to the members of the Company’s Board of Directors, pursuant to the Company’s 2010 Incentive Award Plan. The expense associated with the respective deferred stock units was recognized in full on the date of grant, as the deferred stock units were fully vested and non-forfeitable upon grant.

In connection with the JADAK acquisition on March 14, 2014, the Company acquired 100% of the outstanding stock of JADAK. In addition to the total purchase price, the Company granted restricted stock units in an aggregate of 180,000 shares to the four former owner-managers of JADAK as employment inducement awards. These restricted stock units are performance based awards and will vest after two years if certain financial targets have been achieved.

On May 15, 2014, the Company’s shareholders approved the amendment and restatement of the 2010 Incentive Award Plan. The Amended and Restated Incentive Award Plan increases the amount of shares authorized for issuance under the plan from 2,898,613 shares to 4,398,613 shares, extends the term of the plan through April 9, 2024, allows the Company to continue to grant awards intended to constitute “performance-based compensation” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, and includes certain provisions that reflect good corporate governance practices.

11. Income Taxes

The Company determines its estimated annual effective tax rate at the end of each interim period based on facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 27.0% in the determination of the estimated annual effective tax rate.

The Company’s effective tax rate on income from continuing operations of 28.2% and 30.6% for the three and nine months ended September 26, 2014, respectively, differ from the Canadian statutory rate of 27.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, and the impact of discrete items for the period. The Company’s effective tax rate on income from continuing operations of 40.6% and 48.4% for the three and nine months ended September 27, 2013, respectively, differ from the Canadian statutory rate primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, and the impact of discrete items for the period.

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

AS OF SEPTEMBER 26, 2014

(Unaudited)

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

12. Restructuring and Acquisition Related Costs

The following table summarizes restructuring and acquisition related expenses in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
2011 restructuring	$233	$(2)	$139	$1,320
2013 restructuring	—	1,449	(66)	2,205
Germany restructuring	—	—	—	7
Total restructuring charges	$233	$1,447	$73	$3,532
Acquisition charges	$26	$106	$774	$1,192
JADAK earn-out costs	512	—	1,102	—
Total acquisition related charges	$538	$106	$1,876	$1,192
Total restructuring and acquisition related costs	$771	$1,553	$1,949	$4,724

2011 Restructuring

In November 2011, the Company announced a strategic initiative (“2011 restructuring”), which aimed to consolidate operations to reduce our cost structure and improve operational efficiency. As part of this initiative, the Company eliminated facilities through consolidation of certain manufacturing, sales and distribution facilities and exit of Semiconductor and Laser Systems businesses. The Company substantially completed the 2011 restructuring program by the end of 2013. During the three and nine months ended September 26, 2014, the Company recorded restructuring costs from facilities exited as part of our 2011 restructuring program.  The restructuring costs during the three months ended September 26, 2014 increased as a result of the Company’s tenant exiting the Orlando, Florida facility, which the Company owns.  The Company recorded $0.1 million and $0.4 million in depreciation expense for the Orlando, Florida facility during the three and nine months ended September 26, 2014, respectively.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Other
Balance at December 31, 2013	$1,272	$585	$648	$39
Restructuring charges	73	(79)	68	84
Cash payments	(765)	(441)	(249)	(75)
Non-cash write-offs and other adjustments	(374)	—	(374)	—
Balance at September 26, 2014	$206	$65	$93	$48

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 26, 2014

(Unaudited)

13. Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating and capital lease agreements. Excluding the outstanding lease commitment assumed by the buyer of the Scientific Lasers business and the leases acquired as part of the JADAK acquisition, there have been no material changes to the Company’s leases from those discussed in Note 16 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Scientific Lasers facility lease commitment as of the disposal date was $3.0 million which was assigned to the buyer. In May 2014, JADAK moved into a new facility which was recorded as a capital lease. The current and long-term portions of the capital lease have been included in accrued expenses and other current liabilities and other long-term liabilities, respectively. Future minimum lease payments under the operating and capital leases for JADAK are as follows (in thousands):

Year Ending December 31,	Operating Lease	Capital Lease(1)
2014 (remainder of year)	$17	$201
2015	69	803
2016	—	803
2017	—	831
2018	—	860
Thereafter	—	9,928
Total minimum lease payments	$86	$13,426

(1)	Capital lease payments include interest payments of $4.6 million.

Purchase Commitments

Excluding JADAK’s purchase commitments, there have been no material changes to the Company’s purchase commitments from those discussed in Note 16 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. As of September 26, 2014, JADAK had unconditional commitments primarily for inventory purchases of $5.1 million. These purchase commitments are expected to be incurred as follows: $3.3 million in the remainder of 2014, and $1.8 million in 2015.

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

AS OF SEPTEMBER 26, 2014

(Unaudited)

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

Reportable Segment Financial Information

Sales, gross profit, gross profit margin, operating income from continuing operations, and depreciation and amortization by reportable segments are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Sales
Laser Products	$45,806	$44,714	$131,494	$123,311
Medical Technologies	32,680	19,718	89,838	65,410
Precision Motion	16,170	15,426	49,362	45,977
Total	$94,656	$79,858	$270,694	$234,698

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 26, 2014

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Gross Profit
Laser Products	$20,269	$19,252	$54,437	$51,436
Medical Technologies	12,945	7,535	35,672	25,271
Precision Motion	6,776	7,429	21,141	21,487
Corporate, Shared Services and Unallocated	(307)	(55)	(811)	(163)
Total	$39,683	$34,161	$110,439	$98,031

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Gross Profit Margin
Laser Products	44.2%	43.1%	41.4%	41.7%
Medical Technologies	39.6%	38.2%	39.7%	38.6%
Precision Motion	41.9%	48.2%	42.8%	46.7%
Total	41.9%	42.8%	40.8%	41.8%

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Operating Income from Continuing Operations
Laser Products	$9,857	$7,734	$23,828	$17,868
Medical Technologies	(1,115)	(469)	(1,194)	1,375
Precision Motion	2,796	3,223	9,525	9,657
Corporate, Shared Services and Unallocated	(4,716)	(4,689)	(14,789)	(16,249)
Total	$6,822	$5,799	$17,370	$12,651

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Depreciation and Amortization
Laser Products	$1,618	$1,701	$4,838	$4,735
Medical Technologies	3,745	2,143	9,552	6,762
Precision Motion	444	486	1,451	1,471
Corporate, Shared Services and Unallocated	537	455	1,654	1,824
Total	$6,344	$4,785	$17,495	$14,792

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

Business Overview

We design, develop, manufacture and sell precision photonic and motion control components and subsystems to Original Equipment Manufacturers (“OEMs”) in the medical equipment and advanced industrial technology markets. We specialize in collaborating with OEM customers to adapt our component and subsystem technologies to deliver highly differentiated performance in their applications. In March 2014, we acquired JADAK, a North Syracuse, New York-based provider of optical data collection and machine vision technologies to OEM medical device manufacturers, for $93.7 million in cash, net of working capital adjustments. The JADAK product line is reported as part of our Medical Technologies segment.

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

Our Medical Technologies segment designs, manufactures and markets a range of medical grade technologies, including visualization solutions, imaging informatics products, optical data collection and machine vision technologies, thermal printers, and light and color measurement instrumentation, to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

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

Significant Events and Updates

Escrow Recovery

On September 24, 2014, we received a payment of $5.4 million, the full remaining amount held in the escrow account established upon the closing of the acquisition of NDS in January 2013. The escrow recovery resulted from the Company’s claims for a breach of certain terms of the January 15, 2013 Securities Purchase Agreement for the acquisition of NDS.  The escrow recovery was accounted for as a reduction to goodwill as the $5.4 million payment was clearly and directly related to the acquisition price. The escrow recovery resulted in a final adjusted NDS purchase price of $75.4 million.

Acquisition of JADAK

On March 14, 2014, we completed the acquisition of JADAK, a North Syracuse, New York-based provider of optical data collection and machine vision technologies to OEM medical device manufacturers, for $93.7 million in cash, net of working capital adjustments. The addition of the JADAK technology platforms expands our portfolio of highly-differentiated enabling technologies. JADAK provides data collection and machine vision solutions to its customers, which primarily consist of OEM medical device manufacturers. JADAK’s products are based on technologies that include barcode components and scanners, machine vision cameras, RFID technology, magnetic stripe readers, portable platforms and associated software. JADAK’s products are highly engineered, application-specific components that are developed and manufactured to meet the extremely high performance and quality requirements of major medical OEMs. JADAK’s products are used in medical equipment to increase safety and reduce medical errors by verifying patient identity, validating the specified therapy or function, and enhancing the accuracy of the medical procedure.

Discontinued Operations

On July 15, 2014, we completed the sale of certain assets and liabilities of our Scientific Lasers business operating under the Continuum brand name for $6.5 million in cash, net of working capital adjustments, and recognized a $0.3 million loss on sale during the three months ended September 26, 2014. The loss from discontinued operations of $5.1 million during the nine months ended September 26, 2014 includes a $3.0 million fair value write-down of the Scientific Lasers business to its estimated fair value less cost to sell.  The Scientific Lasers purchase and sale agreement requires $1.5 million of the sales proceeds to be held in escrow that can be utilized as indemnification for certain representations and warranties claims against the Company until the expiration of the escrow arrangement in January 2016. The Company has recorded the $1.5 million escrow in other long term assets on the balance sheet.

Results of Operations for the Three and Nine Months Ended September 26, 2014 Compared with the Three and Nine Months Ended September 27, 2013

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.1	57.2	59.2	58.2
Gross profit	41.9	42.8	40.8	41.8
Operating expenses:
Research and development and engineering	8.2	7.6	7.8	7.7
Selling, general and administrative	22.7	23.8	23.1	24.3
Amortization of purchased intangible assets	3.0	2.2	2.8	2.4
Restructuring and acquisition related costs	0.8	1.9	0.7	2.0
Total operating expenses	34.7	35.5	34.4	36.4
Operating income from continuing operations	7.2	7.3	6.4	5.4
Interest income (expense), net	(1.5)	(1.1)	(1.4)	(1.1)
Foreign exchange transaction gains (losses), net	1.1	(2.2)	0.4	(0.4)
Other income (expense), net	0.7	0.7	0.7	0.5
Income from continuing operations before income taxes	7.5	4.7	6.1	4.4
Income tax provision	2.1	1.9	1.9	2.1
Income from continuing operations	5.4	2.8	4.2	2.3
Loss from discontinued operations, net of tax	(0.3)	(0.2)	(1.8)	(0.7)
Loss on disposal of discontinued operations, net of tax	(0.3)	(0.4)	(0.1)	(0.3)
Consolidated net income	4.8	2.2	2.3	1.3
Less: Net income (loss) attributable to noncontrolling interest	0.0	0.0	0.0	0.0
Net income attributable to GSI Group Inc.	4.8%	2.2%	2.3%	1.3%

Overview of Financial Results

Total sales for the three and nine months ended September 26, 2014 increased 18.5% and 15.3%, respectively, versus the prior year comparable periods. Our JADAK acquisition accounted for an 18.7% and 13.9% increase during the three and nine months ended September 26, 2014, respectively. In addition, foreign currency exchange rates favorably impacted our sales by 0.3% and 0.9% during the three and nine months ended September 26, 2014, respectively.

Excluding the impact of the JADAK acquisition and changes in foreign exchange rates, total sales decreased 0.5% for the three months ended September 26, 2014, versus the prior year comparable period, and increased 0.5% for the nine months ended September 26, 2014, versus the prior year comparable period. Our organic sales growth (decline) is summarized as follows:

	Three Months Ended September 26, 2014 Percentage Change	Nine Months Ended September 26, 2014 Percentage Change
Reported growth	18.5%	15.3%
Less: Change attributable to JADAK acquisition	18.7%	13.9%
Less: Change due to foreign currency	0.3%	0.9%
Organic growth (decline)	(0.5)%	0.5%

The organic decline in our sales for the three months ended September 26, 2014 was attributable to a decline in Medical Technologies segment, partially offset by growth in our Laser Products and Precision Motion segments. The decrease in sales in our Medical Technologies segment was primarily driven by a decline in sales in our visualization solutions product line.  The increase in sales of our Laser Products segment was primarily attributable to an increase in sales volume of our fiber lasers and CO2 lasers. The growth in our Precision Motion segment was driven by increases in sales volume of optical encoders products, partially offset by a decline in our air bearing spindles product line.

The organic growth in our sales for the nine months ended September 26, 2014 was attributable to growth in our Laser Products and Precision Motion segments offset by a decline in Medical Technologies. The increase in sales in our Laser Products segment was attributable to an increase in sales volume across our product portfolio.  The growth in our Precision Motion segment was driven by similar business dynamics affecting our sales for the three months ended September 26, 2014.  These increases were partially offset by a decline in Medical Technologies related to our visualization solutions product line.

Operating income from continuing operations for the three months ended September 26, 2014 increased $1.0 million, or 17.6%, to $6.8 million from the prior year comparable period. This increase was primarily attributable to an increase in gross profit of $5.5 million as a result of higher sales, partially offset by a $4.5 million increase in operating expenses primarily attributable to the JADAK acquisition. Operating income from continuing operations for the nine months ended September 26, 2014 increased $4.7 million, or 37.3%, from the prior year comparable period. This increase was primarily due to an increase in gross profit and a decrease in restructuring and acquisition related costs, partially offset by an increase in selling, general and administrative (“SG&A”)  and research and development and engineering (“R&D”) expenses as well as amortization of intangibles and acquisition fair value adjustments.

Diluted earnings per share (“Diluted EPS”) from continuing operations of $0.15 for the three months ended September 26, 2014 increased $0.08 from the prior year comparable period. This increase was primarily attributable to higher operating income from continuing operations and foreign currency gains in the current period versus foreign currency losses in the prior year comparable period, offset by an increase in interest expense as a result of higher average debt levels during 2014. Diluted EPS from continuing operations of $0.33 for the nine months ended September 26, 2014 increased by $0.18 from the prior year comparable period. Similar business dynamics affected Diluted EPS for the nine months ended September 26, 2014.

Sales

The following table sets forth sales by segment for the periods noted (dollars in thousands):

	Three Months Ended
	September 26, 2014	September 27, 2013	Increase	Percentage Change
Laser Products	$45,806	$44,714	$1,092	2.4%
Medical Technologies	32,680	19,718	12,962	65.7%
Precision Motion	16,170	15,426	744	4.8%
Total	$94,656	$79,858	$14,798	18.5%

	Nine Months Ended
	September 26, 2014	September 27, 2013	Increase	Percentage Change
Laser Products	$131,494	$123,311	$8,183	6.6%
Medical Technologies	89,838	65,410	24,428	37.3%
Precision Motion	49,362	45,977	3,385	7.4%
Total	$270,694	$234,698	$35,996	15.3%

Laser Products

Laser Products segment sales for the three months ended September 26, 2014 increased by $1.1 million, or 2.4%, versus the prior year comparable period primarily due to growth in sales of our fiber lasers, driven by new customer wins, and an overall increase in sales of our CO2 lasers products, driven by new product launches. During the quarter, both product lines were favorably impacted by an increase in capital spending in the advanced industrial technology market. These increases were partially offset by a decline in demand for our scanning technology products used in laser via-hole drilling applications.

Laser Products segment sales for the nine months ended September 26, 2014 increased by $8.2 million, or 6.6%, versus the prior year comparable period, due to growth in all product lines.  The sales growth was primarily due to growth in sales of our fiber lasers, driven by new customer wins, and an overall increase in sales of our CO2 lasers products, driven by new product launches.

Medical Technologies

Medical Technologies segment sales for the three months ended September 26, 2014 increased by $13.0 million, or 65.7%, versus the prior year comparable period. The JADAK acquisition accounted for $14.9 million of the increase in sales year over year, partially offset by a decline in sales in our visualization solutions products as a result of softness in medical equipment spending impacting our customer’s demand for our products and delays in new product introductions.

Medical Technologies segment sales for the nine months ended September 26, 2014 increased by $24.4 million, or 37.3%, versus the prior year comparable period. The JADAK acquisition accounted for $32.6 million of the increase in sales year over year, partially offset by a decline in sales in our visualization solutions products as a result of softness in medical equipment spending impacting our customer’s demand for our products, delays in new product introductions, and dual sourcing at an OEM customer that began in 2013.

Precision Motion

Precision Motion segment sales for the three months ended September 26, 2014 increased by $0.7 million, or 4.8%, versus the prior year comparable period. This increase was driven by increased sales of our optical encoders products as a result of market share gains with a major OEM customer. This increase was partially offset by a decline in sales of our air bearing spindles products due to lower demand related to mechanical via-hole drilling of printed circuit boards.

Precision Motion segment sales for the nine months ended September 26, 2014 increased by $3.4 million, or 7.4%, versus the prior year comparable period. This increase was driven by increased sales of our optical encoders products as a result of new customer wins and market share gains with a major OEM customer. This increase was partially offset by a decline in sales of our air bearing spindles products due to lower demand related to mechanical via-hole drilling of printed circuit boards.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Gross profit:
Laser Products	$20,269	$19,252	$54,437	$51,436
Medical Technologies	12,945	7,535	35,672	25,271
Precision Motion	6,776	7,429	21,141	21,487
Corporate	(307)	(55)	(811)	(163)
Total	$39,683	$34,161	$110,439	$98,031
Gross profit margin:
Laser Products	44.2%	43.1%	41.4%	41.7%
Medical Technologies	39.6%	38.2%	39.7%	38.6%
Precision Motion	41.9%	48.2%	42.8%	46.7%

Total	41.9%	42.8%	40.8%	41.8%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Laser Products

Laser Products segment gross profit for the three months ended September 26, 2014 increased $1.0 million, or 5.3%, versus the prior year comparable period due to Laser Products sales growth and an increase in gross profit margin. Laser Products segment gross profit margin was 44.2% for the three months ended September 26, 2014, versus a gross profit margin of 43.1% for the prior year comparable period. The 1.1 percentage point increase in gross profit margin was driven by gross profit margin improvements in our fiber lasers products and productivity improvements as a result of our manufacturing process improvement initiatives. In late 2013, we initiated a strategy and development program focused on producing cost competitive and flexible high-power fiber laser architecture to address an increasing demand from the market and our customers. This also included accelerating our new lower cost high-power fiber laser architecture development, focusing our development efforts, and reducing our overall organizational cost.

Laser Products segment gross profit for the nine months ended September 26, 2014 increased $3.0 million, or 5.8%, versus the prior year comparable period primarily due to Laser Products sales growth. Laser Products segment gross profit margin remained relatively flat year over year.

Medical Technologies

Medical Technologies segment gross profit for the three months ended September 26, 2014 increased $5.4 million, or 71.8%, versus the prior year comparable period. The increase was primarily attributable to the JADAK acquisition, which accounted for $6.4 million increase in gross profit year over year, partially offset by a decline in gross profit for our visualization solutions products due to lower sales. Medical Technologies segment gross profit margin was 39.6% for the three months ended September 26, 2014, versus a gross profit margin of 38.2% for the prior year comparable period. The 1.4 percentage point increase in gross profit margin was primarily attributable to the JADAK acquisition. Included in gross profit for the three months ended September 26, 2014 and September 27, 2013 was amortization of developed technologies of $0.9 million and $0.6 million, respectively.

Medical Technologies segment gross profit for the nine months ended September 26, 2014 increased $10.4 million, or 41.2%, versus the prior year comparable period. The increase was primarily attributable to the JADAK acquisition, which accounted for $13.4 million increase in gross profit year over year, partially offset by similar business dynamics affecting our gross profit for the three months ended September 26, 2014. Included in gross profit was amortization of developed technologies and amortization of inventory fair value step-ups of $2.8 million and $2.5 million for the nine months ended September 26, 2014 and September 27, 2013, respectively. Medical Technologies segment gross profit margin was 39.7% for the nine months ended September 26, 2014, versus a gross profit margin of 38.6% for the prior year comparable period. The increase in gross profit margin was primarily driven by similar business dynamics affecting our gross profit margin for the three months ended September 26, 2014.

Precision Motion

Precision Motion segment gross profit for the three months ended September 26, 2014 decreased $0.7 million, or 8.8%, versus the prior year comparable period. The decrease in gross profit was due to a decline in sales volume of our air bearing spindles products partially offset by an increase in sales volume of our optical encoders products. Precision Motion segment gross profit margin was 41.9% for the three months ended September 26, 2014, versus a gross profit margin of 48.2% for the prior year comparable period. The decline in gross profit margin was due to an unfavorable product mix versus the prior year comparable period.

Precision Motion segment gross profit for the nine months ended September 26, 2014 decreased $0.3 million, or 1.6%, versus the prior year comparable period primarily due to similar business dynamics affecting our gross profit for the three months ended September 26, 2014. Precision Motion segment gross profit margin was 42.8% for the nine months ended September 26, 2014, versus a gross profit margin of 46.7% for the prior year comparable period. The decrease in gross profit margin was driven by similar business dynamics affecting our gross profit margin for the three months ended September 26, 2014.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Research and development and engineering	$7,735	$6,031	$21,117	$17,962
Selling, general and administrative	21,512	19,006	62,540	57,069
Amortization of purchased intangible assets	2,843	1,772	7,463	5,625
Restructuring and acquisition related costs	771	1,553	1,949	4,724
Total	$32,861	$28,362	$93,069	$85,380

Research and Development and Engineering Expenses

R&D expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $7.7 million, or 8.2% of sales, during the three months ended September 26, 2014, versus $6.0 million, or 7.6% of sales, during the prior year comparable period. R&D expenses increased in terms of total dollars primarily due to the acquisition of JADAK.

R&D expenses were $21.1 million, or 7.8% of sales, during the nine months ended September 26, 2014, versus $18.0 million, or 7.7% of sales, during the prior year comparable period. R&D expenses increased in terms of total dollars due to the acquisition of JADAK.

Selling, General and Administrative Expenses

SG&A expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $21.5 million, or 22.7% of sales, during the three months ended September 26, 2014, versus $19.0 million, or 23.8% of sales, during the prior year comparable period. SG&A expenses increased in terms of total dollars primarily due to the acquisition of JADAK.

SG&A expenses were $62.5 million, or 23.1% of sales, during the nine months ended September 26, 2014, versus $57.1 million, or 24.3% of sales, during the prior year comparable period. SG&A expenses increased in terms of total dollars primarily due to the acquisition of JADAK.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization for developed technologies included in cost of sales, was $2.8 million, or 3.0% of sales, during the three months ended September 26, 2014, versus $1.8 million, or 2.2% of sales, during the prior year comparable period. The increase, in terms of total dollars and as a percentage of sales, was related to the increase in amortization of acquired intangible assets from the JADAK acquisition.

Amortization of purchased intangible assets, excluding the amortization for developed technologies that is included in cost of sales, was $7.5 million, or 2.8% of sales, during the nine months ended September 26, 2014, versus $5.6 million, or 2.4% of sales, during the prior year comparable period. The increase, in terms of total dollars and as a percentage of sales, was related to the amortization of acquired intangible assets from the JADAK acquisition.

Restructuring and Acquisition Related Costs

We recorded restructuring and acquisition related costs of $0.8 million during the three months ended September 26, 2014, versus $1.6 million during the prior year comparable period. During the three months ended September 26, 2014, we recognized acquisition related costs of $0.6 million, which primarily related to expenses recognized under earn-out agreements in connection with the JADAK acquisition and $0.2 million of restructuring costs from facilities previously exited. During the nine months ended September 26, 2014, we recorded restructuring and acquisition related costs of $1.9 million, versus $4.7 million during the prior year comparable period. The decrease in restructuring and acquisition related costs during the three and nine month periods ended September 26, 2014 versus the prior year comparable periods is mainly due to the decrease in costs related to the 2011 and 2013 restructuring plans. Acquisition related costs for the nine months ended September 26, 2014 and September 27, 2013 were $1.9 million and $1.2 million, respectively.

Operating Income from Continuing Operations by Segment

The following table sets forth operating income from continuing operations by segment for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Operating Income from Continuing Operations
Laser Products	$9,857	$7,734	$23,828	$17,868
Medical Technologies	(1,115)	(469)	(1,194)	1,375
Precision Motion	2,796	3,223	9,525	9,657
Corporate, shared services and unallocated	(4,716)	(4,689)	(14,789)	(16,249)
Total	$6,822	$5,799	$17,370	$12,651

Laser Products

Laser Products operating income from continuing operations for the three months ended September 26, 2014 increased by $2.1 million, or 27.5%, versus the prior year comparable period. The increase in operating income from continuing operations was due to an increase in gross profit, lower restructuring and acquisition related costs and, to a lesser extent, a decrease in operating expenses. Restructuring costs for the three months ended September 26, 2014 decreased by $0.7 million from the prior year comparable period.

Laser Products operating income from continuing operations for the nine months ended September 26, 2014 increased by $6.0 million, or 33.4%, primarily due to an increase in gross profit, lower restructuring and acquisition related costs and, to a lesser extent, a decrease in operating expenses. Restructuring costs for the nine months ended September 26, 2014 decreased by $1.9 million from the prior year comparable period.

Medical Technologies

Medical Technologies operating income from continuing operations for the three months ended September 26, 2014 decreased by $0.6 million, or 137.7%, versus the prior year comparable period. The decrease was primarily attributable to an increase in amortization of intangible assets of $1.3 million as result of the JADAK acquisition and a decline in visualization solutions revenue, partially offset by operating income from continuing operations from the JADAK acquisition.

Medical Technologies operating income from continuing operations for the nine months ended September 26, 2014 decreased by $2.6 million, or 186.8%, versus the prior year comparable period. The decrease was attributable to an increase in amortization of intangibles and amortization of our inventory fair value step-ups of $2.0 million and a decline in visualization solutions revenue, partially offset by an increase in operating income from continuing operations from the JADAK acquisition.

Precision Motion

Precision Motion operating income from continuing operations for the three months ended September 26, 2014 decreased by $0.4 million, or 13.2%, versus the prior year comparable period. The decrease was primarily due to a decline in gross profit, offset by lower restructuring costs.

Precision Motion operating income from continuing operations for the nine months ended September 26, 2014 decreased by $0.1 million, or 1.4%, primarily due to a decline in gross profit of the air bearing spindles products.

Corporate, Shared Services and Unallocated

Corporate, shared services and unallocated costs primarily represent costs of corporate functions that are not allocated to the operating segments, including certain restructuring and most acquisition related costs. These costs for the three months ended September 26, 2014 remained relatively consistent to the prior year comparable period. Corporate, shared services and unallocated costs for the nine months ended September 26, 2014 decreased versus the prior year comparable periods due to lower restructuring costs related to the 2011 and 2013 restructuring plans and savings from prior restructurings. The Company recorded restructuring and acquisition related costs of $0.2 million and $1.0 million during the three and nine months ended September 26, 2014, respectively, versus $0.3 million and $1.7 million in the prior year comparable periods.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Interest income (expense), net	$(1,453)	$(841)	$(3,665)	$(2,660)
Foreign exchange transaction gains (losses), net	1,030	(1,723)	950	(963)
Other income (expense), net	733	542	1,733	1,204
Total	$310	$(2,022)	$(982)	$(2,419)

Interest Income (Expense), Net

The increase in net interest expense in the three and nine months ended September 26, 2014 versus the prior year comparable periods was the result of higher average debt levels and higher average interest rates during 2014. The weighted average interest rate on our Senior Credit Facilities was 3.23% and 2.93% during the three months ended September 26, 2014 and September 27, 2013, respectively, and 3.22% and 2.84% during the nine months ended September 26, 2014 and September 27, 2013, respectively. Included in interest income (expense), net was non-cash interest expense of approximately $0.2 million and $0.7 million related to amortization of deferred financing costs on our debt during the three and nine month periods ended September 26, 2014 and September 27, 2013, respectively.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were $1.0 million net gains for the three months ended September 26, 2014, versus ($1.7) million net losses for the prior year comparable period due to changes in the U.S. Dollar against the Euro, British Pound and Japanese Yen.

Foreign exchange transaction gains (losses), net, were $1.0 million net gains for the nine months ended September 26, 2014, versus ($1.0) million net losses for the prior year comparable period due to changes in the U.S. Dollar against the Euro, Japanese Yen, and British Pound.

Other Income (Expense), Net

Other income (expense), net, was $0.7 million and $1.7 million during the three and nine months ended September 26, 2014, respectively, compared to $0.5 million and $1.2 million during the three and nine months ended September 27, 2013, respectively. Other income (expense), increased for the three and nine months ended September 26, 2014 versus the prior year comparable periods as a result of higher earnings from our equity-method investment in Laser Quantum.

Income Taxes

The effective tax rate for the three months ended September 26, 2014 was 28.2%, versus 40.6% for the prior year comparable period. The effective tax rates for the three months ended September 26, 2014 and September 27, 2013 differ from the Canadian statutory rate of 27.0%, primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, and the impact of discrete items.  The discrete items in the quarter are related to additional R&D tax credits identified as a result of a comprehensive study.

The effective tax rate for the nine months ended September 26, 2014 was 30.6%, versus 48.4% for the prior year comparable period. The effective tax rates for the nine months ended September 26, 2014 and September 27, 2013 differ from the Canadian statutory rate of 27.0%, respectively, primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, and the impact of discrete items.

The Company recognized a net tax expense associated with additional uncertain tax positions of $0.2 million during the three months ended September 26, 2014 and a net tax benefit mainly associated with uncertain tax positions of $1.1 million due to the expiration of the statute of limitations during the nine months ended September 26, 2014.

Discontinued Operations

Loss from discontinued operations, net of tax, was $0.3 million and $4.8 million during the three and nine months ended September 26, 2014, compared to loss from discontinued operations, net of tax, of $0.2 million and $1.6 million during the three and nine months ended September 27, 2013. The increase in the loss from discontinued operations for the three months ended September 26, 2014 versus the prior year comparable period was primarily due to an impairment charge of $0.5 million in connection with our joint venture investment in Excel Laser Technology Private Limited, which is part of our Scientific Lasers business. The increase in the loss from discontinued operations, net of tax, for the nine months ended September 26, 2014 was primarily due to the sale of the Scientific Lasers business, which resulted in a $3.0 million fair value write-down of the Scientific Lasers business and the fair value write-down of $0.5 million in connection with our joint venture investment in Excel Laser Technology Private Limited.

In July 2014, we completed the sale of the Scientific Lasers business. As a result, we recorded a loss on sale, net of tax, of $0.3 million during the three months ended September 26, 2014.

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

As of September 26, 2014, $19.3 million of our $53.5 million cash and cash equivalents was held by our subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions. However, in certain instances, we have identified excess cash for which we may repatriate and we have established deferred tax liabilities for the expected tax cost. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. The Company expects to fund share repurchases through cash on hand and future cash flow from operations. As of December 31, 2013, the Company repurchased 50 thousand shares of its common stock for an aggregate amount of $0.5 million on the open market for a weighted average price of $10.49 per share. There have been no share repurchases to date in 2014.

Amended and Restated Credit Agreement

In December 2012, we entered into an amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”), consisting of a $50.0 million, 5-year term loan facility and a $75.0 million, 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in December 2017. On February 10, 2014, we entered into a fourth amendment to the Amended and Restated Credit Agreement (the “Fourth Amendment”). The Fourth Amendment increased the revolving credit facility commitment under the Amended and Restated Credit Agreement by $100 million from $75 million to $175 million and reset the accordion feature to $100 million for future expansion. Additionally, the Fourth Amendment increased the maximum permitted consolidated leverage ratio financial covenant from 2.75 to 3.00.

As of September 26, 2014, we had outstanding term loans of $36.9 million and revolving loans of $85.0 million outstanding under the Senior Credit Facilities.

The Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum allowed leverage ratio, and a minimum required fixed charge coverage ratio (as defined in the Amended and Restated Credit Agreement). The following table summarizes these financial covenant requirements and our compliance as of September 26, 2014:

	Requirement	Actual
Maximum consolidated leverage ratio	3.00	2.07
Minimum consolidated fixed charge coverage ratio	1.50	4.11

Cash Flows for the Nine Months Ended September 26, 2014 and September 27, 2013

The following table summarizes our cash and cash equivalent balances, cash flows from continuing operations and unused and available funds under our revolving credit facility for the periods indicated (dollars in thousands):

	Nine Months Ended
	September 26, 2014	September 27, 2013
Net cash provided by operating activities of continuing operations	$34,415	$41,323
Net cash used in investing activities of continuing operations	$(91,964)	$(85,360)
Net cash provided by financing activities of continuing operations	$47,591	$26,802

	September 26, 2014	December 31, 2013
Cash and cash equivalents	$53,549	$60,980
Unused and available funds under revolving credit facility	$90,000	$46,000

Operating Cash Flows

Cash provided by operating activities of continuing operations was $34.4 million for the nine months ended September 26, 2014, compared to $41.3 million for the prior year comparable period. Income from continuing operations for the nine months ended September 26, 2014 increased from the prior year comparable period while changes in operating assets and liabilities decreased cash for the nine months ended September 26, 2014 by $2.4 million. This compares to a $12.9 million increase in cash provided by changes in operating assets and liabilities for the nine months ended September 27, 2013, primarily due to a $12.5 million tax refund received as a result of settlement with the IRS.

Cash used in operating activities of discontinued operations was $0.8 million for the nine months ended September 26, 2014, compared to cash used in operating activities of $6.9 million from the prior year comparable period. The decrease in cash used in operating activities of discontinued operations was primarily the result of the divestiture of the Semiconductor Systems business during the prior year.

Investing Cash Flows

Net cash used in investing activities of our continuing operations was $92.0 million during the nine months ended September 26, 2014, compared to $85.4 million during the nine months ended September 27, 2013. Cash used in investing activities for the nine months ended September 26, 2014 was primarily due to cash consideration paid for the JADAK acquisition in March 2014 and $3.8 million in capital expenditures, offset by proceeds of $5.4 million related to the recovery of an escrow claim for the acquisition of NDS.  Cash outflows from investing activities of continuing operations during the nine months ended September 27, 2013 were primarily related to cash consideration paid for the NDS acquisition in January 2013 and $3.0 million in capital expenditures.

Cash provided by investing activities of discontinued operations was $4.3 million for the nine months ended September 26, 2014, compared to proceeds of $12.4 million from the prior year comparable period. Cash provided by investing activities of discontinued operations for the nine months ended September 26, 2014 was primarily related to $5.3 million of net proceeds from the sale of the Scientific Lasers business, offset by capital expenditures of $0.9 million. Cash provided by investing activities of discontinued operations for the nine months ended September 27, 2013 was primarily due to $8.2 million net proceeds from the sale of the Semiconductor Systems business and $4.6 million proceeds from the sale of our East Setauket, New York facility which was part of our Scientific Lasers business.

Financing Cash Flows

Cash provided by financing activities of continuing operations was $47.6 million during the nine months ended September 26, 2014, consisting of $77.0 million of borrowings under our revolving credit facility to fund the JADAK acquisition, offset by $5.6 million of contractual term loan payments, $21.0 million of optional repayments of borrowings under our revolving credit facility and $0.7 million fees paid in connection with the Fourth Amendment. The Company also made payroll tax payments on stock-based awards of $1.6 million and capital lease payments of $0.9 million.

Cash provided by financing activities of continuing operations was $26.8 million during the nine months ended September 27, 2013, consisting of $60.0 million of borrowings under our revolving credit facility to fund the NDS acquisition, offset by contractual repayments on our term loan of $5.6 million, optional repayments of borrowings under our revolving credit facility of $26.0 million and $0.1 million bank fees. The Company also made payroll tax payments on stock-based awards of $0.8 million and capital lease payments of $0.6 million in the nine months ended September 27, 2013.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our debt, operating and capital leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Excluding the outstanding lease commitment assumed by the buyer of the Scientific Lasers business and leases and purchase commitments in the ordinary course of business acquired as a result of the JADAK acquisition and the $70.0 million drawdown on our Senior Credit Facilities to fund the JADAK acquisition, through September 26, 2014, we have not entered into any material new or modified contractual obligations since the end of the fiscal year ended December 31, 2013. The following table summarizes contractual obligations at September 26, 2014 related to JADAK (in thousands):

Contractual Obligations	Total	2014 (remainder of year)	2015-2016	2017-2018	Thereafter
Capital leases	$13,426	$201	$1,606	$1,691	$9,928
Operating leases	86	17	69	—	—
Purchase commitments (1)	5,072	3,312	1,760	—	—
Total	$18,584	$3,530	$3,435	$1,691	$9,928

(1)	Purchase commitments represent unconditional purchase obligations as of September 26, 2014.

Off-Balance Sheet Arrangements

The Company has an equity method investment in a privately held company located in the United Kingdom, Laser Quantum Ltd. Group (“Laser Quantum”). The Company has an ownership interest of approximately 41% in the Laser Quantum business. We continue to recognize our share of the earnings of this entity under the equity method.

Through September 26, 2014, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes to our critical accounting policies through September 26, 2014 from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuation and interest rate sensitivity. During the nine months ended September 26, 2014, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 26, 2014, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 26, 2014.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 26, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 26, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 26, 2014 and September 27, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 26, 2014 and September 27, 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 26, 2014 and September 27, 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ John A. Roush	Director, Chief Executive Officer	November 5, 2014
John A. Roush

/s/ Robert J. Buckley	Chief Financial Officer	November 5, 2014
Robert J. Buckley

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	03/14/12

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-180098	3.1	03/14/12

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 26, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 26, 2014 and September 27, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 26, 2014 and September 27, 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 26, 2014 and September 27, 2013, and (v) Notes to Consolidated Financial Statements.